Form 10-K
period 1993-12-31
EASTMAN KODAK CO
filed 1994-03-11
CIK 31235

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-K


           X  Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 (Fee Required)

              For the year ended December 31, 1993 or

              Transition report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 (No Fee Required)

              For the transition period from      to

              Commission File Number 1-87


                           EASTMAN KODAK COMPANY
           (Exact name of registrant as specified in its charter)


       NEW JERSEY                                        16-0417150
(State of incorporation)                                 (IRS Employer
                                                         Identification No.)

343 STATE STREET, ROCHESTER, NEW YORK                    14650
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      716-724-4000


Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
        Title of each class                         which registered

    Common Stock, $2.50 Par Value              New York Stock Exchange
    Zero Coupon Convertible Subordinated
     Debentures Due 2011                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

At December 31, 1993, 330,566,433 shares of Common Stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the New York Stock Exchange at February 1, 1994) of the voting stock held by nonaffiliates was approximately $14.6 billion.

                                   PART I
ITEM 1.  BUSINESS

Eastman Kodak Company (Kodak or the Company) is engaged primarily in developing, manufacturing, and marketing imaging, information systems and health products.

Kodak's sales, earnings and identifiable assets by industry segment for the past three years are shown in Segment Information on page 38.
- -----------------------------------------------------------------------------

IMAGING SEGMENT

Sales of imaging segment products, including intersegment sales, for the past three years were:
                                         1993       1992       1991
                                               (in millions)

                                       $7,257     $7,415     $7,075

The products of the imaging segment are used for capturing, recording or displaying an image. For example, traditional amateur photography requires, at a minimum, a camera, film, and photofinishing. Photofinishing requires equipment and supplies, including chemicals and paper for prints.

Kodak manufactures and markets various components of imaging systems. For amateur photography, Kodak supplies films, photographic papers, processing services, photographic chemicals, cameras and projectors. Kodak products for nonamateur photography include films, photographic papers, photographic plates, chemicals, processing equipment and audiovisual equipment.
Nonamateur products serve professional photofinishers, professional photographers and customers in motion picture, television, and government markets. Recent imaging products developed by Kodak include new generations of single use cameras and commercial applications for the recently introduced photo CD system. New traditional silver halide photographic products continue to be introduced to the professional and consumer markets.

Marketing and Competition. Kodak's imaging products and services are distributed through a variety of channels. Individual products are often used in substantial quantities in more than one market. Most sales of the imaging segment are made through dealers. Independent retail outlets handling Kodak amateur products total many thousands. In a few areas abroad, Kodak products are marketed by independent national distributors.

Kodak's advertising programs actively promote its products and services in its various markets, and its principal trademarks, trade dress, and corporate symbol are widely used and recognized.

Kodak's imaging products and services compete with similar products and services of others. Competition in traditional imaging markets is strong throughout the world. Many large and small companies offer similar products and services that compete with Kodak's business. Kodak's products are continually improved to meet the changing needs and preferences of its customers.

Raw Materials. The raw materials used by the imaging segment are many and varied and generally available. Silver is one of the essential materials in photographic film and paper manufacturing.

- ----------------------------------------------------------------------------

INFORMATION SEGMENT

Sales of information segment products for the past three years were:

                                        1993       1992       1991
                                              (in millions)

                                      $3,862     $4,063     $3,968

The information segment consists of businesses that serve the imaging and information needs of business, industry and government. Products in this segment are used to capture, store, process and display images and information in a variety of forms.

Kodak purchases, manufactures and markets various components of information products and provides service agreements to support these products. Information products include graphic arts films, microfilm products, applications software, copiers, printers and other business equipment. These products serve the needs of customers in the commercial printing and publishing, office automation and government markets.

Marketing and Competition. Kodak's information products are distributed through a variety of channels. The Company also sells and leases business equipment directly to users. Independent national distributors market information products in some overseas areas.

The products in the information segment compete on a worldwide basis with similar products offered by both small and large companies. Strong competition exists throughout the world.

Raw Materials. The raw materials used by the information segment are many and varied and generally available. Electronic components represent a significant portion of the cost of the materials used in the manufacture of business equipment.

- ---------------------------------------------------------------------------

HEALTH SEGMENT

Sales of health segment products for the past three years were:

                                        1993       1992       1991
                                              (in millions)

                                      $5,249     $5,081     $4,917

Kodak manufactures and markets various health products. Pharmaceutical products include medicines prescribed by physicians or made specifically for use in hospitals. Pharmaceutical products also include bulk pharmaceuticals, intermediates and other life-science chemicals sold primarily to other manufacturers. Sterling Winthrop Inc., a subsidiary of Kodak, and Elf Sanofi, a company within the Elf Aquitaine Group, have formed an alliance of joint ventures for the development and marketing of pharmaceutical and over-the-counter medicines. Consumer health products include medicines sold without prescription and promoted directly to the consumer. Kodak supplies X-ray films, processors, image management systems, laser printers and chemicals for radiography markets and also supplies clinical diagnostics equipment and consumables. This segment also includes household, do-it-yourself and personal care products such as disinfectants, all purpose cleaners, floor-care products, rodenticides, septicides, wood stains, concrete and wood protectors, deodorants and hair-care products.

Marketing and Competition. Products of the health segment are distributed through a variety of channels including dealers, independent distributors, wholesalers, jobbers, hospitals, retail drug stores, mass merchandisers, variety outlets, department stores, and food stores. The health care markets in the U.S. and in some countries outside the U.S. are experiencing changes resulting from concerns for escalating costs for health care, leading to competitor and customer consolidation. The segment's products are subject to competition from both large and small companies, many of which are highly regarded and well established, with substantial resources for research, product development and promotional activities.

Competition in the health segment, particularly with respect to pharmaceutical, consumer health and household products, is characterized by the effort to develop and introduce new or improved products. Many of Kodak's competitors are engaged in research activities which may lead to the development of new products constituting additional competition for Kodak's products.

Raw materials. Raw materials essential to the health segment business are purchased for the most part in the open market and are generally available. Silver is one of the essential materials in manufacturing radiography film.

- -----------------------------------------------------------------

DISCONTINUED OPERATIONS - CHEMICALS SEGMENT

On December 31, 1993, the Company distributed all of the outstanding shares of common stock of Eastman Chemical Company (Eastman), which represents substantially all of the Company's worldwide chemical business, as a dividend to the Company's shareowners (the "spin-off") in a ratio of one share of Eastman common stock for every four shares of Kodak common stock. As a result of the spin-off, Eastman became an independent publicly held company listed on the New York Stock Exchange and its operation ceased to be owned by the Company. In connection with the spin-off, Eastman assumed $1.8 billion of new borrowings, the proceeds from which will be used by the Company as part of a plan to retire certain of its indebtedness. The chemicals segment has been reported as a discontinued operation and results for prior periods have been restated.

Sales of chemicals segment products, including intersegment sales, for the past three years were:

                                        1993       1992       1991
                                              (in millions)

                                      $3,976     $3,927     $3,740

The products of the chemicals segment include a wide variety of chemicals, plastics, and fibers. The manufacturing processes are diverse and highly integrated with intermediate products being sold to the trade, as well as being used in further internal manufacturing. The segment is also a major supplier of chemicals and plastics used in the manufacture of Kodak photographic products. Subsequent to the spin-off, it is expected that the Company will continue to purchase products from Eastman. The prices, terms and conditions of future sales have been negotiated between the Company and Eastman and are intended to reflect current market conditions.

The major sales products of the chemicals segment include:

- - acids, alcohols, solvents, and plasticizers used by paint, chemical, and plastic manufacturers,
- - polyethylene and polypropylene plastics used in applications such as plastic film and automotive parts,
- - cellulose-based plastics used by molders of plastic tool handles, brushes, eyeglass frames, and toys,
- - cellulose-based fibers, such as acetate yarn and filter materials,
- - polyester plastics used in food and beverage packaging, and
- - specialty and fine chemicals used in health, nutrition, pharmaceutical, and photographic applications.

Marketing and Competition. The chemicals segment markets products through a worldwide sales organization. The majority of the sales are direct, however, some are through other channels. Products are shipped to customers directly from the chemicals segment plants as well as from distribution centers.

The chemicals segment products are marketed and categorized as industrial or performance. The performance products include chemicals and plastics sold to customers in growth markets, as well as products sold on the basis of unique performance attributes. The industrial products are chemical, plastic and fiber products sold to industrial customers, usually in large volumes, primarily on the basis of price, product quality and consistency, and reliability of supply.

In the chemicals segment, competition is present from a number of large chemical manufacturers with similar products; however, the competitive environment varies among the various product markets.

Raw Materials. The raw materials used by the chemicals segment are many and varied and generally available. The major raw materials are propane, ethane, chemical wood pulp, paraxylene and coal. Many are derived from petroleum products, the prices of which have fluctuated in recent years.

The chemicals segment engages in research and development, located principally in United States locations in Kingsport, Tennessee and Longview, Texas. In 1993, $180 million (1992 - $168 million; 1991 - $157 million) was expended for research and development.

- ---------------------------------------------------------------------------
- -

RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development. In 1993, $1,301 million (1992 -
$1,419 million; 1991 - $1,337 million) was expended for research and development in continuing operations. Research and development groups are located principally in United States locations in Rochester, New York; Montvale, New Jersey; and Upper Providence Township, Pennsylvania; outside the U.S., research and development groups are located in England, France, Japan and Germany. These groups, in close cooperation with manufacturing units and marketing organizations, are constantly developing new products and applications to serve both existing and new markets.

It has been Kodak's general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents where feasible. The ownership of these patents contributes to Kodak's ability to use its inventions but at the same time is accompanied by a liberal patent-licensing policy. While in the aggregate Kodak's patents are considered to be of material importance in the operation of its business, it does not consider that the patents relating to any single product or process are of material significance when judged from the standpoint of its total business.

- --------------------------------------------------------------------------

ENVIRONMENTAL PROTECTION

Kodak is subject to various laws and governmental regulations concerning environmental matters. Some of the U.S. federal environmental legislation having an impact on Kodak includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, and the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund" law).

Kodak continues to engage in a program for environmental protection and control. During 1993, expenditures for pollution prevention and waste treatment for continuing operations at various manufacturing facilities totaled $154 million. These costs included $107 million of recurring costs associated with managing hazardous substances and pollution in on-going operations, $38 million of capital expenditures to limit or monitor hazardous substances or pollutants, and $8 million of mandated expenditures to remediate previously contaminated sites. These expenditures have been accounted for in accordance with the Company's accounting policy for environmental costs. The Company expects these recurring and remediation costs to increase slightly and capital to increase significantly in the near future. While these costs will continue to be significant cash outflows for the Company, it is not expected that these costs will have a materially different impact on the Company's financial position, results of operations or competitive position.

The Company has reviewed a draft RCRA Facility Assessment (RFA) pertaining to the Company's Kodak Park site in Rochester, New York. The Company has completed a broad-based assessment of the site in response to the RFA. While future expenditures associated with any remediation activities could be significant, it is not possible to reasonably estimate those expenditures until additional studies are performed.

The Company accrues for remediation costs that relate to an existing condition caused by past operations when it is probable that these costs will be incurred and can be reasonably estimated. The Company has accrued for remediation costs of $84 million in its financial statements at December 31, 1993, compared with $90 million at December 31, 1992.

Also see Item 3 Legal Proceedings.

The Clean Air Act Amendments were enacted in 1990. The Company may be required to incur significant costs, primarily capital in nature, over a period of several years to comply with the provisions of this Act. The expenditures that may be required cannot be currently reasonably estimated since either implementing regulations have not been issued or compliance plans have not been finalized.

- -------------------------------------------------------------------------

EMPLOYMENT

At the end of 1993, Kodak's continuing operations employed 110,400 people, of whom 57,200 were employed in the United States.

- -------------------------------------------------------------------------

Financial information by geographic areas for the past three years is shown in Segment Information on page 39.

- -------------------------------------------------------------------------

ITEM 2.  PROPERTIES

The imaging segment of Kodak's business in the United States is centered in and near Rochester, New York, where photographic goods are manufactured. Another manufacturing facility near Windsor, Colorado, also produces sensitized photographic goods. Regional distribution centers are located in various places within the United States.

Imaging manufacturing facilities outside the United States are located in Australia, Brazil, Canada, France, Mexico and the United Kingdom. Kodak maintains marketing and distribution facilities in many parts of the world. The Company also owns processing laboratories in numerous locations outside the United States, and has an equity position in a company that provides processing services in the United States.

Products in the information segment are manufactured primarily in Rochester, New York and Windsor, Colorado. Manufacturing facilities outside the United States are located in Germany, Mexico and the United Kingdom.

Health segment products are manufactured in several locations in the United States including Rochester, New York; Windsor, Colorado; Lincoln, Illinois; Belle Mead, New Jersey; Myerstown, Pennsylvania; McPherson, Kansas; and Rensselaer, New York. Other manufacturing facilities and distribution centers are located in various places in the United States. The principal manufacturing facilities outside the United States are in Argentina, Australia, Brazil, Canada, France, Germany, Ireland, Mexico, Puerto Rico and the United Kingdom. In addition, the health segment has manufacturing, marketing, and distribution facilities in many other parts of the world.

The Company owns or leases administrative, manufacturing, marketing, and processing facilities in various parts of the world. The leases are for various periods and are generally renewable.

The manufacturing and marketing facilities are adequate and suitable, in relation to prevailing conditions, to serve the needs of their marketing areas.

- -------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

The Company is in discussion with the Environmental Protection Agency (EPA) and the Environment and Natural Resources Division of the U.S. Department of Justice concerning the EPA/NEIC (National Enforcement Investigations Center) investigation of the Company's Kodak Park site in Rochester, New York. As a result of the investigation, the Company expects to incur a civil fine of at least $100,000 for violations of federal environmental laws and regulations.

The Company is participating in the EPA's Toxic Substances Control Act (TSCA)
Section 8(e) Compliance Audit Program. As a participant, the Company has agreed to audit its files for materials which under current EPA guidelines would be subject to notification under Section 8(e) of TSCA and to pay stipulated penalties for each report submitted under this program. The Company anticipates that its liability under the Program will be $1,000,000.

In addition to the foregoing environmental actions, the Company has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the "Superfund" law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at fewer than twenty Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have similarly been designated at these sites and, although the law imposes joint and several liability on PRPs, as a practical matter costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial condition or results of operations.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations, and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial condition or results of operations.
- -----------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
- -----------------------------------------------------------------------------

Executive Officers of the Registrant
(as of December 31, 1993)
                                                         Date First Elected
                                                         an            to
                                                      Executive       Present
     Name             Age       Positions Held         Officer        Office

George M. C. Fisher   53    Chairman of the Board,
                            President and Chief
                            Executive Officer            1993          1993
Richard T. Bourns     59    Senior Vice President        1988          1990
C. Michael Hamilton   49    General Comptroller          1993          1993
John R. McCarthy      62    Senior Vice President        1982          1989
Wilbur J. Prezzano    53    Group Vice President,
                            Director                     1980          1992
Leo J. Thomas         57    Group Vice President,
                            Director                     1977          1992
Gary P.
 Van Graafeiland      47    Senior Vice President
                            and Secretary                1992          1992

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for more than five years, except for Mr. Fisher, who joined the Company on December 1, 1993, and Mr. Van Graafeiland. For the prior five years, Mr. Fisher held executive positions with Motorola, Inc., most recently as Chairman and Chief Executive Officer. Mr. Van Graafeiland, who joined the Company in 1979, was elected Secretary in 1990, and was elected to his current position in February 1992.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

- -----------------------------------------------------------------------------
                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Eastman Kodak Company common stock is principally traded on the New York
Stock Exchange. There were 157,797 shareholders of record of common stock as of December 31, 1993. See Cash Dividends and Market Price Data on pages 16 and 17.

- -----------------------------------------------------------------------------

SELECTED FINANCIAL DATA
                                 Eastman Kodak Company and Subsidiary Companies
                                     Selected Consolidated Financial Data
                                         For the Year Ended in December

(amounts in millions,       1993 (1)    1992 (2)    1991 (3)    1990 (4)    1989 (5)
except per share data)

Sales from continuing
 operations                 $16,364     $16,545     $15,951     $15,611     $15,194

Earnings (loss) from
 continuing operations
  before extraordinary item
   and cumulative effect
    of changes in
     accounting principle       475         727        (302)        368         146

Earnings from discontinued
 operations before cumulative
  effect of changes in
   accounting principle         192         267         319         335         383
                            -------     -------     -------     -------     -------
Earnings before
 extraordinary item
  and cumulative effect
   of changes in
    accounting principle        667         994          17         703         529

Extraordinary item              (14)         -           -           -           -
                            -------     -------     -------     -------     -------

Earnings before cumulative
 effect of changes in
  accounting principle          653         994          17         703         529
                            -------     -------     -------     -------     -------

Cumulative effect of changes
 in accounting principle
  from continuing
   operations                (1,723)         71          -           -           -

Cumulative effect of changes
 in accounting principle
  from discontinued
   operations                  (445)         81          -           -           -
                            -------     -------     -------     -------     -------
Total cumulative effect of
 changes in accounting
  principle                  (2,168)        152          -           -           -
- -------                     -------     -------     -------     -------
Net earnings (loss)         $(1,515)    $ 1,146     $    17     $   703     $   529
                            =======     =======     =======     =======     =======

  SELECTED FINANCIAL DATA (continued)
                                 Eastman Kodak Company and Subsidiary Companies
                                     Selected Consolidated Financial Data
                                         For the Year Ended in December

                            1993 (1)    1992 (2)    1991 (3)    1990 (4)    1989 (5)
Primary earnings (loss) per
 share from continuing
  operations before
   extraordinary item and
    cumulative effect of
     changes in accounting
      principle             $  1.44     $  2.24     $  (.93)    $  1.14     $   .45

Primary earnings per
 share from discontinued
  operations before
   cumulative effect of
    changes in accounting
     principle                  .58         .82         .98        1.03        1.18
                            -------     -------     -------     -------     -------
Primary earnings per share
 before extraordinary item
  and cumulative effect
   of changes in accounting
    principle                  2.02        3.06         .05        2.17        1.63

Extraordinary item             (.04)         -           -           -           -
                            -------     -------     -------     -------     -------

Primary earnings per share
 before cumulative effect of
  changes in accounting
   principle                   1.98        3.06         .05        2.17        1.63
                            -------     -------     -------     -------     -------

Cumulative effect of changes
 in accounting principle
  from continuing
   operations                 (5.25)        .22          -           -           -

Cumulative effect of changes
 in accounting principle
  from discontinued
   operations                 (1.35)        .25          -           -           -
                            -------     -------     -------     -------     -------
Total cumulative effect of
 changes in accounting
  principle                   (6.60)        .47          -           -           -
                            -------     -------     -------     -------     -------
Primary earnings (loss)
 per share                  $ (4.62)    $  3.53     $   .05     $  2.17     $  1.63
                            =======     =======     =======     =======     =======

  SELECTED FINANCIAL DATA (continued)
                                 Eastman Kodak Company and Subsidiary Companies
                                     Selected Consolidated Financial Data
                                         For the Year Ended in December

                            1993 (1)    1992 (2)    1991 (3)    1990 (4)    1989 (5)
Fully diluted earnings
 (loss) per share from
  continuing operations
   before extraordinary item
    and cumulative effect of
     changes in accounting
      principle             $  1.44     $  2.22     $  (.93)    $  1.15     $   .45

Fully diluted earnings per
 share from discontinued
  operations before
   cumulative effect of
    changes in accounting
     principle                  .58         .76         .98        1.01        1.18
                            -------     -------     -------     -------     -------
Fully diluted earnings
 per share before
  extraordinary item and
   cumulative effect of
    changes in accounting
     principle                 2.02        2.98         .05        2.16        1.63

Extraordinary item             (.04)         -           -           -           -
                            -------     -------     -------     -------     -------

Fully diluted earnings
 per share before
  cumulative effect of
   changes in accounting
    principle                  1.98        2.98         .05        2.16        1.63
                            -------     -------     -------     -------     -------

Cumulative effect of changes
 in accounting principle
  from continuing
   operations                 (5.25)        .20          -           -           -

Cumulative effect of changes
 in accounting principle
  from discontinued
   operations                 (1.35)        .23          -           -           -
                            -------     -------     -------     -------     -------
Total cumulative effect of
 changes in accounting
  principle                   (6.60)        .43          -           -           -
                            -------     -------     -------     -------     -------
Fully diluted earnings
 (loss) per share           $ (4.62)    $  3.41     $   .05     $  2.16     $  1.63
                            =======     =======     =======     =======     =======

Cash dividends declared
 per common share           $  2.00     $  2.00     $  2.00     $  2.00     $  2.00

Total assets                 20,325      20,341      21,294      21,273      20,904

Long-term borrowings          6,853       5,402       5,797       5,189       5,576


(1) Net earnings were reduced by the $387 million after-tax effect of restructuring costs and also by $2,168 million from the cumulative effect of the changes in accounting principle.
(2) Net earnings were reduced by the $141 million after-tax effect of restructuring costs and benefited by $152 million from the cumulative effect of the change in accounting for income taxes.
(3) Net earnings were reduced by the $1,032 million after-tax effect of restructuring costs.
(4) Net earnings were reduced by the $564 million after-tax effect of the litigation judgment including post-judgment interest.
(5) Net earnings were reduced by the $549 million after-tax effect of restructuring costs.
- -----------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS

SUMMARY
(in millions, except earnings per share)   1993     Change      1992    Change     1991
Sales from continuing operations        $16,364     -   1%   $16,545    +  4%   $15,951
Earnings (loss) from operations before
 extraordinary item and
 cumulative effect of changes in
 accounting principle:
  Continuing                                475                  727               (302)
  Discontinued                              192                  267                319
Net earnings (loss)                      (1,515)               1,146                 17
Primary earnings (loss) per share         (4.62)                3.53                .05
Fully diluted earnings (loss) per share   (4.62)                3.41                .05

The Company posted sales from continuing operations of $16,364 million in 1993. Earnings from continuing operations before extraordinary item and cumulative effect of changes in accounting principle for the year were $475 million ($1.44 per share) compared with earnings of $727 million ($2.24 per share) in 1992. Earnings from continuing operations before extraordinary item and the cumulative effect of changes in accounting principle were significantly reduced by restructuring costs in both years. The restructuring costs for 1993 continuing operations were $538 million ($379 million or $1.16 per share after-tax) compared with restructuring costs for 1992 continuing operations of $220 million ($141 million or $.43 per share after-tax). Earnings from continuing operations, before deducting restructuring costs in both years, declined slightly in 1993 when compared with 1992. Earnings benefited from increased unit volumes, lower marketing and administrative activity, lower research and development activity and manufacturing productivity gains; but were adversely affected by cost escalation, lower effective selling prices, higher retiree health care costs associated with the change in accounting for certain postretirement benefits, smaller gains from the sales of investments, and the unfavorable effects of foreign currency rate changes. Net earnings for 1993 were reduced by an extraordinary charge of $14 million after-tax ($.04 per share) related to the early extinguishment of debt.

Net earnings for 1993 benefited by $192 million ($.58 per share) from discontinued operations compared with a benefit of $267 million ($.82 per share) in 1992. Earnings from continuing operations for the fourth quarter of 1993 were $204 million compared with earnings of $251 million in the fourth quarter of 1992, which benefited by approximately $75 million ($.23 per share) from gains on the sales of investments including the sale of Eastman Kodak Credit Corporation (EKCC). Earnings from discontinued operations for 1993 were lower when compared with 1992, as the benefits from higher unit volumes were more than offset by cost escalation, higher retiree health care costs associated with the change in accounting for certain postretirement benefits, a provision for environmental costs, transaction costs associated with the spin-off of the Company's worldwide chemicals business, and restructuring costs of $12 million ($8 million or $.02 per share after-tax). The loss from discontinued operations of $2 million in the fourth quarter of 1993 compared with earnings of $48 million in the fourth quarter of 1992 was primarily attributable to the provision for environmental costs and the transaction costs associated with the spin-off.

The 1993 net loss was due to an after-tax charge of $2.17 billion ($6.60 per share) associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 112, Employers' Accounting for Postemployment Benefits effective as of January 1, 1993. Net earnings for 1992 benefited by $152 million ($.47 per share) from the adoption of SFAS No. 109, Accounting for Income Taxes, effective as of January 1, 1992.

On December 31, 1993, the Company spun-off its worldwide chemical business, which consisted of Eastman Chemical Company operations. Results for Eastman Chemical Company operations are being reported as a discontinued operation and results for prior periods have been restated. Earnings from discontinued operations before cumulative effect of changes in accounting principle represents the Chemicals segment earnings from operations reduced by allocations of interest, taxes and the transaction costs associated with the spin-off.

The Company posted record sales from continuing operations of $16,545 million in 1992. Earnings from continuing operations for the year were $727 million ($2.24 per share) compared with a loss of $302 million ($.93 per share) in 1991. Net earnings for 1992 included $267 million ($.82 per share) from discontinued operations compared with $319 million ($.98 per share) in 1991. Net earnings for 1992 also benefited by $152 million ($.47 per share) from the cumulative effect of adopting SFAS No. 109, Accounting for Income Taxes, and were adversely affected by the effects of restructuring costs of $220 million ($141 million or $.43 per share after-tax). Net earnings for 1991 were significantly reduced by the effects of restructuring costs of $1,605 million ($1,032 million or $3.18 per share after-tax). Excluding the effects of restructuring costs from both 1992 and 1991, earnings from continuing operations for 1992 increased from the prior year as the favorable effects of manufacturing productivity, higher volumes, gains from the sales of investments including the sale of EKCC, and the favorable effects of foreign currency rate changes more than offset cost escalation and higher marketing and administrative costs. Earnings from continuing operations for the fourth quarter of 1992 were $251 million compared with a net loss of $474 million in the fourth quarter of 1991. Earnings for the fourth quarter of 1992 benefited by approximately $75 million ($.23 per share) from gains on the sales of investments including the sale of EKCC. The net loss in the fourth quarter of 1991 was due to the effects of restructuring costs of $914 million ($597 million or $1.84 per share after-tax). Earnings from discontinued operations were lower in 1992, when compared with 1991, as higher manufacturing costs and higher administrative costs more than offset the benefits of higher unit volumes and higher effective selling prices.
- -----------------------------------------------------------------------------


Sales by Segment
(in millions)
                                           1993    Change       1992    Change      1991
Sales from Continuing Operations:

Imaging
    Inside the U.S.                     $ 2,969      0%      $ 2,971    + 4%     $ 2,847
    Outside the U.S.                      4,288     -4         4,444    + 5        4,228
                                        -------    ---       -------    ---      -------
       Total Imaging                      7,257     -2         7,415    + 5        7,075
                                        -------    ---       -------    ---      -------
Information
    Inside the U.S.                       2,249     -5         2,375      0        2,380
    Outside the U.S.                      1,613     -4         1,688    + 6        1,588
                                        -------    ---       -------    ---      -------
       Total Information                  3,862     -5         4,063    + 2        3,968
                                        -------    ---       -------    ---      -------
Health
    Inside the U.S.                       3,069     +1         3,027    +10        2,760
    Outside the U.S.                      2,180     +6         2,054    - 5        2,157
                                        -------    ---       -------    ---      -------
       Total Health                       5,249     +3         5,081    + 3        4,917
                                        -------    ---       -------    ---      -------

Deduct: Intersegment Sales                   (4)                 (14)                 (9)
                                        -------    ---       -------    ---      -------
  Total Sales from Continuing
   Operations                            16,364     -1        16,545    + 4       15,951
                                        -------    ---       -------    ---      -------
Sales from Discontinued Operations:

Chemicals
    Inside the U.S.                       2,693     +3         2,602    + 6        2,449
    Outside the U.S.                      1,283     -3         1,325    + 3        1,291
                                        -------    ---       -------    ---      -------
       Total Chemicals                    3,976     +1         3,927    + 5        3,740
                                        -------    ---       -------    ---      -------

Deduct: Intersegment Chemical Sales        (281)                (289)               (272)
                                        -------    ---       -------    ---      -------
   Total Sales from Discontinued
    Operations                            3,695     +2         3,638    + 5        3,468
                                        -------    ---       -------    ---      -------
Total Worldwide Sales Including
 Discontinued Operations                $20,059     -1%      $20,183    + 4%     $19,419
                                        =======    ===       =======    ===      =======

SALES

Worldwide sales from continuing operations for 1993 were down one percent when compared with 1992, as slight increases in unit volumes were offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales of the Health segment increased slightly, the Imaging segment recorded a slight decline and the Information segment was down when compared with last year. Currency changes against the U.S. dollar unfavorably affected 1993 sales from continuing operations by approximately $550 million before reflecting the impact of the Company's hedging program.

Sales from continuing operations for 1992 were up slightly compared with 1991 as all segments posted sales increases primarily as the result of higher unit volumes. Imaging achieved moderate gains while slight increases were reported for Information and Health. Currency changes against the U.S. dollar favorably affected 1992 sales by approximately $150 million before reflecting the impact of the Company's hedging program.

In the Imaging segment, sales to customers inside the U.S. in 1993 were essentially level when compared with sales for 1992, as slight increases in unit volumes were offset by lower effective selling prices. Outside the U.S., sales showed a slight decrease in 1993, as moderate increases in unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Worldwide volume gains were led by Kodacolor 35mm films, single-use cameras and Ektacolor papers.

For the Imaging segment, 1992 sales to customers inside the U.S. increased slightly when compared with sales for 1991 due to higher unit volumes and higher effective selling prices. Outside the U.S., sales registered a moderate increase in 1992, as higher unit volumes and the favorable effects of foreign currency rate changes were partially offset by lower effective selling prices. Worldwide sales increases in 1992 were led by Kodacolor films and Ektacolor papers.

In the Information segment, 1993 sales comparisons for customers in the U.S. and outside the U.S. were adversely affected by the inclusion in 1992 of revenues from divested units. In addition, outside the U.S., the benefits from increased unit volumes from ongoing businesses were more than offset by the unfavorable effects of foreign currency rate changes and slightly lower selling prices.

Information segment sales in 1992 to customers in the U.S. were essentially level with 1991. Outside the U.S., sales recorded a moderate increase when compared with 1991, primarily due to higher unit volumes and the favorable effects of foreign currency rate changes.

In the Health segment, 1993 sales to customers inside the U.S. were up one percent when compared with 1992. Outside the U.S., moderate increases for the year resulted from significant increases in unit volumes, partially offset by the effects of unfavorable foreign currency rate changes. All business units posted worldwide volume gains for the year.

Health segment sales in 1992 to customers inside the U.S. recorded good increases when compared with 1991, primarily due to volume gains. Sales comparisons between 1992 and 1991 for customers outside the U.S. were adversely affected by the inclusion of two additional months of Sterling Winthrop Inc. sales in 1991 to align company reporting periods. In addition, certain sales by former Sterling Winthrop Inc. units are no longer consolidated because of the alliance with Elf Sanofi. On a comparable basis, sales outside the U.S. in 1992 would have registered solid gains when compared with 1991 results. Worldwide sales increases in 1992 were led by consumer health and pharmaceutical products and x-ray films.

In the Chemicals segment, whose results are now being reported as discontinued operations, slight increases in 1993 sales to customers in the U.S. when compared with 1992 were due to higher unit volumes. Outside the U.S., a slight decline in 1993 sales when compared with 1992 resulted from the unfavorable effects of foreign currency rate changes and lower effective selling prices, partially offset by higher unit volumes. Worldwide sales of specialty chemicals recorded a moderate increase while industrial chemicals declined slightly when compared with 1992.

For the Chemicals segment, moderate increases in 1992 sales to customers in the U.S. and slight increases in sales outside the U.S. when compared with 1991 were due to higher unit volumes. Worldwide sales of specialty chemicals recorded a solid increase in 1992, while industrial chemicals were level.

- -----------------------------------------------------------------------------------------
Earnings (Loss) from Operations by Industry Segment
(in millions)
                                         1993     Change      1992     Change    1991
Earnings (Loss) from Operations
 from Continuing Operations:
Imaging                                $1,109      -9%      $1,216     +149%   $  489
 Percent of segment sales               15.3%                16.4%               6.9%

Information                            $ (137)              $ (151)            $ (688)
 Percent of segment sales               (3.5%)               (3.7%)            (17.3%)

Health                                 $  560      -5%      $  588     + 36%   $  433
 Percent of segment sales               10.7%                11.6%               8.8%
                                       ------     ---       ------    ------   ------

  Total Earnings from Operations       $1,532      -7%      $1,653    >+200%   $  234
   from Continuing Operations          ------     ---       ------    ------   ------

Earnings from Operations from
 Discontinued Operations:

Chemicals                              $  392     -21%      $  494     -  8%   $  538
 Percent of segment sales                9.9%                12.6%              14.4%
                                       ------     ---       ------    ------   ------
Total Earnings from Operations
 including Discontinued Operations     $1,924     -10%      $2,147     +178%   $  772
                                       ======     ===       ======    ======   ======

Earnings (loss) from operations for 1993 are shown after deducting restructuring costs of $202 million for Imaging, $278 million for Information, $58 million for Health and $12 million for Chemicals. Earnings
(loss) from operations for 1992 are shown after deducting restructuring costs of $83 million for Imaging, $123 million for Information and $14 million for Health. Earnings (loss) from operations for 1991 are shown after deducting restructuring costs of $792 million for Imaging, $623 million for Information and $190 million for Health.

Segment information is reported on pages 37 through 39, Notes to Financial Statements.

- -----------------------------------------------------------------------------
EARNINGS

Operating earnings from continuing operations for the Imaging, Information and Health segments were adversely affected by restructuring costs of $538 million in 1993, $220 million in 1992 and $1,605 million in 1991. The operating earnings for the Chemicals segment, whose results are now being reported as discontinued operations, were adversely affected by restructuring costs of $12 million in 1993. In addition, operating earnings for all segments were adversely affected by higher retiree health care costs associated with the change in accounting for certain postretirement benefits. The 1993 restructuring costs represent the cost of separation benefits for a cost reduction program expected to reduce worldwide employment by 10,000 and the cost of closing a facility in Germany that manufactures a component for the Company's ink jet printing business. The restructuring costs in 1992 and 1991 included costs of an early retirement plan, the restructuring of non-U.S. sensitized manufacturing and photofinishing operations and worldwide pharmaceutical businesses, and the Company's exit from non-strategic businesses.

Imaging segment operating earnings were adversely affected by restructuring costs in 1993 and 1992 of $202 million and $83 million, respectively.
Imaging segment operating earnings, before deducting restructuring costs in both years, were essentially level in 1993 when compared with 1992, as the benefits from increased unit volumes, lower marketing and administrative activity, manufacturing productivity gains and lower research and development activity offset lower effective selling prices, cost escalation and the unfavorable effects of foreign currency rate changes.

Imaging segment operating earnings were adversely affected by restructuring costs in 1992 and 1991 of $83 million and $792 million, respectively. Imaging segment operating earnings, before deducting restructuring costs in both years, increased in 1992 when compared with 1991, as the favorable effects of manufacturing productivity gains and increased unit volumes were partially offset by cost escalation, lower effective selling prices, increased marketing and administrative costs and higher research and development expenditures.

The Information segment operating losses were adversely affected by restructuring costs in 1993 and 1992 of $278 and $123 million, respectively. Information segment operating earnings, before deducting restructuring costs in both years, improved significantly in 1993 when compared with 1992, as the benefits of lower marketing and administrative activity and lower research and development activity were only partially offset by cost escalation.

The Information segment operating losses were adversely affected by restructuring costs in 1992 and 1991 of $123 million and $623 million, respectively. The 1992 Information segment operating loss was less than the loss for 1991, before deducting restructuring costs in both years, as lower marketing and administrative costs and lower research and development costs more than offset cost escalation.

Health segment operating earnings were adversely affected by restructuring costs in 1993 and 1992 of $58 million and $14 million, respectively. Health segment operating earnings, before deducting restructuring costs in both years, increased slightly in 1993 when compared with 1992, as the benefits of increased unit volumes, manufacturing productivity gains, lower marketing and administrative activity and lower research and development activity more than offset cost escalation and the unfavorable effects of foreign currency rate changes.

Health segment operating earnings were adversely affected by restructuring costs in 1992 and 1991 of $14 million and $190 million, respectively. On a fully comparable basis and before deducting the effects of restructuring costs in both years, Health segment operating earnings were up slightly in 1992 when compared with 1991, as the favorable effects of increased unit volumes more than offset higher marketing costs and increased research and development expenditures.

Chemicals segment operating earnings, which are now being reported as discontinued operations, were adversely affected by restructuring costs in 1993 of $12 million. Chemicals segment operating earnings, before deducting the 1993 restructuring costs, decreased when compared with 1992, as the benefits from increased unit volumes were more than offset by cost escalation, provision for the estimated cost of environmental remediation and plant closure costs, lower effective selling prices, charges for the planned exit from the Kodel polyester staple fiber business and the unfavorable effects of foreign currency rate changes.

Chemicals segment operating earnings decreased for 1992 when compared with 1991, as higher manufacturing costs and increased administrative costs were only partially offset by increased unit volumes and higher effective selling prices.

Research and development expenditures amounted to $1,301 million in 1993, compared with $1,419 million in 1992 and $1,337 million in 1991. Research and development expenditures in 1993 were significantly below 1992 as the benefits from lower activity levels were only partially offset by cost escalation. Cost escalation and increased activity levels were the primary reasons for the higher research and development expenditures in 1992 when compared with 1991. Amortization of goodwill amounted to $153 million in 1993, $145 million in 1992 and $147 million in 1991. Advertising and sales promotion expenses were $1,292 million in 1993, $1,339 million in 1992 and $1,199 million in 1991. Other marketing and administrative expenses totaled $3,697 million in 1993, $3,941 million in 1992 and $3,850 million in 1991.
Decreases in advertising and sales promotion, and other marketing and administrative expenses in 1993 resulted from the benefit of lower activity levels and the favorable effects of foreign currency rate changes on locally incurred international costs, partially offset by cost escalation. Increases in advertising and sales promotion, and other marketing and administrative expenses for 1992 when compared with 1991 resulted from cost escalation, increased activity and the unfavorable effects of foreign currency rate changes. The comparison with 1991 benefited from divestitures in 1992 and the inclusion of two additional months of Sterling Winthrop Inc. expenditures from units outside the U.S. in 1991 to align company reporting periods.

Earnings from equity interests and other revenues were $277 million in 1993, $404 million in 1992 and $259 million in 1991. The results for 1992 included gains from the sales of investments, including the sale of EKCC.

Interest expense of $635 million in 1993 was lower than the $713 million incurred in 1992 and $754 million incurred in 1991 as a result of lower effective interest rates. The Company has a program in place to manage interest rate risk associated with its current and anticipated borrowings. In connection with this program, the Company has entered into various combinations of interest rate swaps, options, currency swaps and similar arrangements. The effect of this program has been to reduce the aggregate average interest rate on the Company's borrowings.

The Company has a program in place to manage foreign currency risk. The Company has entered into foreign currency contracts to hedge transactions in non-U.S. dollar denominated receivables and payables. The Company has also entered into foreign currency contracts to hedge sales from foreign units denominated in currencies other than local currencies and probable anticipated export sales. The net effect of this program was a gain of $65 million in 1993, a loss of $66 million in 1992 and a loss of $7 million in 1991.

Other charges increased in 1993 when compared with 1992, as the net loss in 1993 from foreign exchange transactions and the translation of net monetary items in highly inflationary economies was greater than in 1992. Other charges decreased in 1992 when compared with 1991 as the net loss in 1992 from foreign exchange transactions and the translation of net monetary items in highly inflationary economies was less than the net loss in 1991 from foreign exchange transactions and the translation of net monetary assets and liabilities.

- -----------------------------------------------------------------------------
Net Earnings (Loss)              1993        1992       1991
(in millions)
Amount                        $(1,515)     $1,146       $ 17
  Percent of sales              (9.3%)        6.9%       0.1%
- -----------------------------------------------------------------------------

CASH DIVIDENDS

Total cash dividends of approximately $650 million ($.50 per share each quarter) were declared in each of the past three years.

- -----------------------------------------------------------------------------
FINANCIAL POSITION

Cash, cash equivalents and marketable securities increased to $1,966 million at year-end 1993 from $547 million at year-end 1992. In connection with the spin-off of the worldwide chemical business, the Company borrowed $1.8 billion in December 1993, which subsequently was assumed by the worldwide chemical business on December 31, 1993. The proceeds from the borrowings, which were retained by Kodak, are invested primarly in United States Government securities and time deposits and will eventually be used to retire other borrowings. At December 31, 1992, $1.8 billion of the Company's long-term borrowings were included in the net assets of discontinued operations. Interest expense and capitalized interest in 1993 related to such debt of $126 million and $23 million, respectively, were allocated to discontinued operations in 1993.

The Company announced on March 2, 1994 that it has elected to redeem the zero coupon convertible subordinated debentures due 2011 on April 1, 1994. The redemption price is $312.14 per debenture. Each debenture may be converted into the Company's common stock at a conversion rate of 6.944 shares per debenture at any time before the close of business on April 1, 1994. Approximately $1.15 billion would be required to redeem all of the outstanding debentures. This redemption will not have a material impact on the Company's results of operations for 1994.

Approximately three-fourths of the restructuring costs recorded by the Company in 1993 represented the cost of separation benefits for personnel leaving under a workforce reduction program. Most of these benefits will be paid during 1994 from operating cash flows. The remainder of the 1993 restructuring costs is associated with the closure of a facility in Germany. Most of these costs represent non-cash write-offs of assets. Most of the costs associated with the early retirement plan announced in 1991 are being funded from the Company's pension plan assets and, therefore, did not significantly affect the Company's cash flows during the past three years. The Company does not anticipate that such costs will affect its cash flows in the near future.

The Company has access to a $2.5 billion revolving credit facility expiring in October 1995, which it has not used.

Projected operating cash flows are expected to be adequate to support normal business operations, planned capital expenditures and dividend payments in 1994.

- -----------------------------------------------------------------------------
ENVIRONMENTAL PROTECTION

During 1993, expenditures for pollution prevention and waste treatment for continuing operations at various manufacturing facilities totaled
$154 million. These costs included $107 million of recurring costs associated with managing hazardous substances and pollution in on-going operations, $38 million of capital expenditures to limit or monitor hazardous substances or pollutants, and $8 million of mandated expenditures to remediate previously contaminated sites. The Company expects these recurring and remediation costs to increase slightly and capital to increase significantly in the near future. While these costs will continue to be significant cash outflows for the Company, it is not expected that these costs will have a materially different impact on the Company's financial position, results of operations or cash flows.

The Company has reviewed a draft Resource Conservation and Recovery Act
(RCRA) Facility Assessment (RFA) pertaining to the Company's Kodak Park site in Rochester, New York. The Company has completed a broad-based assessment of the site in response to the RFA. While future expenditures associated with any remediation activities could be significant, it is not possible to reasonably estimate those expenditures until additional studies are performed.

The Clean Air Act Amendments were enacted in 1990. The Company may be required to incur significant costs, primarily capital in nature, over a period of several years to comply with the provisions of this Act. The expenditures that may be required cannot currently be reasonably estimated since either implementing regulations have not been issued or compliance plans have not been finalized.

CAPITAL ADDITIONS BY INDUSTRY SEGMENT
(in millions)
                                                         1993         1992        1991
Capital Additions for Continuing Operations:

Imaging                                                $  471       $  631      $  606
Information                                               301          552         537
Health                                                    310          442         390
                                                       ------       ------      ------
  Total Capital Additions for Continuing Operations    $1,082       $1,625      $1,533
                                                       ======       ======      ======

- -----------------------------------------------------------------------------

MARKET PRICE DATA
                                      1993                                1992
                       4th Qtr  3rd Qtr  2nd Qtr  1st Qtr  4th Qtr  3rd Qtr  2nd Qtr  1st Qtr
Price per share:
  High                 $64-3/4  $62-3/4  $56-3/8  $56-3/4  $45-1/4  $45-3/4  $41-3/4  $50-3/4
  Low                   54       49-7/8   45-7/8   40-3/8   39-7/8   39-7/8   37-3/4   39-3/4

- -----------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS

SFAS No. 115, Accounting for Certain Investments in Debt and Equity
Securities, must be adopted in the first quarter of 1994. This standard requires that companies classify securities that it holds as held-to-maturity securities, trading securities or available-for-sale securities. Debt securities classified as held-to-maturity will be reported at amortized cost. Debt and equity securities classified as trading will be reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities classified as available-for-sale will be reported at fair value, with unrealized holding gains and losses excluded from earnings and reported in a separate component of shareowners' equity until realized.
The Company does not believe that this standard will have a material effect on the Company's financial position or results of operations when adopted.
- -----------------------------------------------------------------------------

SUMMARY OF OPERATING DATA

A summary of operating data for 1993 and for the 4 years prior is shown on page 44.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the consolidated financial statements and related notes which appear on pages 19 through 43. These financial statements have been prepared in accordance with generally accepted accounting principles and of necessity include some amounts that are based on management's best estimates and judgments.
  The Company's accounting systems include extensive internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties, and are monitored through a comprehensive internal audit program. The Company's policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner which is above reproach.
  The consolidated financial statements have been audited by Price Waterhouse, independent accountants, who were responsible for conducting their audits in accordance with generally accepted auditing standards. Their resulting report is shown below.
  The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of non-management Board members. The independent accountants and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with the independent accountants and the Director of Corporate Auditing of the Company, both privately and with management present, to discuss accounting, auditing and financial reporting matters.



George M. C. Fisher                               C. Michael Hamilton
Chairman of the Board, President and              General Comptroller and
Chief Executive Officer                           Acting Chief Financial
                                                  Officer

January 31, 1994                                  January 31, 1994


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of Eastman Kodak Company

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 54 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Eastman Kodak Company and subsidiary companies at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the Other Postemployment Costs note, the Company changed its method of accounting for certain postretirement benefits and other postemployment benefits in 1993. As discussed in the Income Taxes note, the Company changed its method of accounting for income taxes in 1992.


PRICE WATERHOUSE
New York, New York

January 31, 1994, except as to the Subsequent Event note, which is as of March 2, 1994

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
                                                        1993           1992           1991
(in millions)
REVENUES
  Sales                                              $16,364        $16,545        $15,951
  Earnings from equity interests and
   other revenues                                        277            404            259
                                                     -------        -------        -------
       TOTAL REVENUES                                 16,641         16,949         16,210
                                                     -------        -------        -------
COSTS
  Cost of goods sold                                   8,063          8,018          7,729
  Marketing and administrative expenses                4,989          5,280          5,049
  Research and development costs                       1,301          1,419          1,337
  Interest expense                                       635            713            754
  Restructuring costs                                    538            220          1,605
  Other charges                                          259             81            170
                                                     -------        -------        -------
       TOTAL COSTS                                    15,785         15,731         16,644
                                                     -------        -------        -------
Earnings (loss) from continuing operations
 before income taxes                                     856          1,218           (434)

Provision (benefit) for income taxes from
 continuing operations                                   381            491           (132)
                                                     -------        -------        -------
Earnings (loss) from continuing operations
 before extraordinary item and cumulative
  effect of changes in accounting principle              475            727           (302)

Earnings from discontinued operations
 before cumulative effect of changes in
  accounting principle                                   192            267            319
                                                     -------        -------        -------
Earnings before extraordinary item and
 cumulative effect of changes in
  accounting principle                                   667            994             17

Extraordinary item                                       (14)             -              -
                                                     -------        -------        -------
Earnings before cumulative effect of changes
 in accounting principle                                 653            994             17
                                                     -------        -------        -------
Cumulative effect of changes in accounting
 principle from continuing operations                 (1,723)            71              -

Cumulative effect of changes in accounting
 principle from discontinued operations                 (445)            81              -
                                                     -------        -------        -------
Total cumulative effect of changes in
 accounting principle                                 (2,168)           152              -
                                                     -------        -------        -------

       NET EARNINGS (LOSS)                           $(1,515)       $ 1,146        $    17
                                                     =======        =======        =======

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS (continued)
                                                        1993           1992           1991
Primary earnings (loss) per share from
 continuing operations before extraordinary
  item and cumulative effect of changes
   in accounting principle                           $  1.44        $  2.24        $  (.93)

Primary earnings per share from discontinued
 operations before cumulative effect of changes
  in accounting principle                                .58            .82            .98
                                                     -------        -------        -------

Primary earnings per share before extraordinary
 item and cumulative effect of changes in
  accounting principle                                  2.02           3.06            .05

Extraordinary item                                      (.04)             -              -
                                                     -------        -------        -------
Primary earnings per share before cumulative
 effect of changes in accounting principle              1.98           3.06            .05
                                                     -------        -------        -------

Cumulative effect of changes in accounting
 principle from continuing operations                  (5.25)           .22              -

Cumulative effect of changes in accounting
 principle from discontinued operations                (1.35)           .25              -
                                                     -------        -------        -------
Total cumulative effect of changes in
 accounting principle                                  (6.60)           .47              -
                                                     -------        -------        -------

Primary earnings (loss) per share                    $ (4.62)       $  3.53        $   .05
                                                     =======        =======        =======

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS (continued)
                                                        1993           1992           1991
Fully diluted earnings (loss) per share from
 continuing operations before extraordinary
  item and cumulative effect of changes in
   accounting principle                              $  1.44        $  2.22        $  (.93)

Fully diluted earnings per share from
 discontinued operations before cumulative effect
  of changes in accounting principle                     .58            .76            .98
                                                     -------        -------        -------
Fully diluted earnings per share before
 extraordinary item and cumulative effect
  of changes in accounting principle                    2.02           2.98            .05

Extraordinary item                                      (.04)             -              -
                                                     -------        -------        -------

Fully diluted earnings per share before
 cumulative effect of changes in accounting
  principle                                             1.98           2.98            .05
                                                     -------        -------        -------
Cumulative effect of changes in accounting
 principle from continuing operations                  (5.25)           .20              -

Cumulative effect of changes in accounting
 principle from discontinued operations                (1.35)           .23              -
                                                     -------        -------        -------
Total cumulative effect of changes in
 accounting principle                                  (6.60)           .43              -
                                                     -------        -------        -------

Fully diluted earnings (loss) per share              $ (4.62)       $  3.41        $   .05
                                                     =======        =======        =======

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                                        1993           1992           1991
(in millions)

RETAINED EARNINGS
Retained earnings at beginning of year               $ 7,721        $ 7,225        $ 7,859
Net earnings (loss)                                   (1,515)         1,146             17
Cash dividends declared ($2.00 per share)               (657)          (650)          (649)
Spin-off of worldwide chemical business               (1,080)             -              -
Other changes                                              -              -             (2)
                                                     -------        -------        -------
Retained earnings at end of year                     $ 4,469        $ 7,721        $ 7,225
                                                     =======        =======        =======


                             (See notes on pages 24 through 43)

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions)                                                December 31,
                                                         1993           1992
ASSETS

CURRENT ASSETS
Cash and cash equivalents                             $ 1,635        $   361
Marketable securities                                     331            186
Receivables (net of allowances of $141 and $191)        3,463          3,433
Inventories                                             1,913          1,991
Deferred income tax charges                               435            247
Other                                                     244            219
                                                      -------        -------
      Total current assets                              8,021          6,437
                                                      -------        -------
PROPERTIES
Land, buildings and equipment at cost                  13,311         13,607
Less: Accumulated depreciation                          6,945          6,843
                                                      -------        -------
      Net properties                                    6,366          6,764

OTHER ASSETS
Unamortized goodwill (net of accumulated
 amortization of $846 and $693)                         4,186          4,261
Long-term receivables and other noncurrent assets       1,271          1,473
Deferred income tax charges                               481             -
Net assets of discontinued operations                      -           1,406
                                                      -------        -------
      TOTAL ASSETS                                    $20,325        $20,341
                                                      =======        =======

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES
Payables                                              $ 3,630        $ 3,127
Short-term borrowings                                     655          1,732
Taxes-income and other                                    420            490
Dividends payable                                         165            163
Deferred income tax credits                                40             34
                                                      -------        -------
      Total current liabilities                         4,910          5,546

OTHER LIABILITIES
Long-term borrowings                                    6,853          5,402
Postemployment liabilities                              3,678            760
Other long-term liabilities                             1,449          1,508
Deferred income tax credits                                79            568
                                                      -------        -------
      Total liabilities                                16,969         13,784
                                                      -------        -------
SHAREOWNERS' EQUITY
Common stock, par value $2.50 per share                   948            936
      950,000,000 shares authorized; issued
      379,079,777 in 1993 and 374,479,114 in 1992
Additional capital paid in or transferred
 from retained earnings                                   213             26
Retained earnings                                       4,469          7,721
Accumulated translation adjustment                       (235)           (85)
                                                      -------        -------
                                                        5,395          8,598

Less: Treasury stock, at cost                           2,039          2,041
      48,513,344 shares in 1993 and 48,562,835
      shares in 1992
                                                      -------        -------
      Total shareowners' equity                         3,356          6,557
                                                      -------        -------
      TOTAL LIABILITIES AND SHAREOWNERS' EQUITY       $20,325        $20,341
                                                      =======        =======

                            (See notes on pages 24 through 43)

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    1993            1992            1991
(in millions)
Cash flows from operating activities:
 Earnings (loss) from continuing operations
  before extraordinary item and cumulative
   effect of changes in accounting principle      $  475          $  727          $ (302)
 Adjustments to reconcile above earnings to net
  cash provided by operating activities:
    Depreciation and amortization                  1,111           1,202           1,142
    Benefit for deferred taxes                      (130)            (34)           (201)
    Loss on sale and retirement of properties        199             159             125
    (Increase) decrease in receivables              (120)            251             (19)
    Decrease (increase) in inventories               269            (147)             88
    Increase in liabilities excluding borrowings     243             251             771
    Other items, net                                 567             614             310
                                                  ------          ------          ------
       Total adjustments                           2,139           2,296           2,216
                                                  ------          ------          ------
       Net cash provided by operating activities   2,614           3,023           1,914
                                                  ------          ------          ------

Cash flows from investing activities:
    Additions to properties                       (1,082)         (1,625)         (1,533)
    Proceeds from sale of investments                 48             189              33
    Proceeds from sale of properties                  30              30              52
    Marketable securities - purchases               (391)           (159)            (60)
    Marketable securities - sales                    245             114             102
                                                  ------          ------          ------
       Net cash used in investing activities      (1,150)         (1,451)         (1,406)
                                                  ------          ------          ------

Cash flows from financing activities:
    Net decrease in commercial paper
     borrowings of 90 days or less                (1,438)           (629)           (111)
    Proceeds from borrowings assumed by
     discontinued operations                       1,800              -               -
    Proceeds from other borrowings                   527             476           1,518
    Repayment of other borrowings                   (592)         (1,184)         (1,207)
    Dividends to shareowners                        (657)           (650)           (649)
    Exercise of employee stock options               175              17              -
    Other items                                        2               2               2
                                                  ------          ------          ------
       Net cash used in financing activities        (183)         (1,968)           (447)
                                                  ------          ------          ------

Effect of exchange rate changes on cash               (7)            (17)             (2)
                                                  ------          ------          ------

    Net increase (decrease) in cash and cash
     equivalents                                   1,274            (413)             59
    Cash and cash equivalents, beginning
     of year                                         361             774             715
                                                  ------          ------          ------
    Cash and cash equivalents, end of year        $1,635          $  361          $  774
                                                  ======          ======          ======

                                (See notes on pages 24 through 43)

Eastman Kodak Company and Subsidiary Companies
NOTES TO FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Eastman Kodak Company and its majority owned subsidiary companies. Intercompany transactions are eliminated and net earnings are reduced by the portion of the earnings of subsidiaries applicable to minority interests.

TRANSLATION OF NON-U.S. CURRENCIES

Effective January 1, 1992, the local currency is the "functional currency" of most subsidiary companies outside the U.S., however, the U.S. dollar will continue to be used for reporting operations in highly inflationary economies. This change did not have a material effect on the Company's statement of financial position as of January 1, 1992.

INVENTORIES

Inventories are valued at cost, which is not in excess of market. The cost of most U.S. inventories is determined by the last-in, first-out (LIFO) method. The cost of other inventories is determined by the first-in, first-out (FIFO), or average cost method.

GOODWILL

The excess of the Company's costs of its consolidated investments over the value ascribed to the equity in such companies at the time of acquisition is amortized over appropriate future periods benefited not exceeding 40 years.

INVESTMENTS

Included in long-term receivables and other noncurrent assets are investments in joint ventures which are managed as integral parts of the Company's segment operations and are accounted for on an equity basis. The Company's share of the earnings of these joint ventures is included in the earnings from operations for the related segments.

SALES

Sales represent revenue from sales of products and services, equipment rentals, and other operating fees.

DEPRECIATION

Depreciation expense is provided based on historical cost and the estimated useful lives of the assets. The Company generally uses the straight-line method for calculating the provision for depreciation. For assets in the United States acquired prior to January 1, 1992, the provision for depreciation is generally calculated using accelerated methods.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

PROPERTY RETIREMENTS

Properties are recorded at historical cost, reduced by accumulated depreciation. When assets are retired or otherwise disposed of, the cost of such assets and the related accumulated depreciation are removed from the accounts. Any profit or loss on retirement, or other disposition, is reflected in earnings.

INCOME TAXES

Effective January 1, 1992, deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

RECLASSIFICATIONS

Certain 1992 and 1991 financial statement and related footnote amounts have been reclassified to conform to the 1993 presentation.

- -----------------------------------------------------------------------------

DISCONTINUED OPERATIONS

On December 31, 1993, the Company spun-off its worldwide chemical business through a dividend to its shareowners, following receipt of a ruling from the Internal Revenue Service that the transaction will be tax-free to Kodak and its U. S. shareowners. The Chemicals segment has been reported as a discontinued operation and results for prior periods have been restated.

Summarized results of the Chemicals segment, including allocations of interest expense, income taxes and transaction costs associated with the spin-off are as follows:

(in millions)                          1993        1992        1991

Sales                                $3,695      $3,638      $3,468
                                     ======      ======      ======
Earnings before income taxes         $  267      $  383      $  445
Provision for income taxes               75         116         126
                                     ------      ------      ------
Earnings before cumulative
 effect of changes in
 accounting principle                $  192      $  267      $  319
                                     ======      ======      ======

Net assets of the Chemicals segment at December 31, 1992 are presented below. As a result of the spin-off, these assets are not included in the Company's 1993 consolidated statement of financial position.

                                                      December 31,
                                                          1992
(in millions)

Current assets                                          $1,002
Land, buildings and equipment, net                       3,071
Other assets                                               164
                                                        ------
    Total assets                                         4,237
                                                        ------

Current liabilities                                        486
Long-term borrowings                                     1,800
Other liabilities                                          545
                                                        ------
    Total liabilities                                    2,831
                                                        ------

      Net assets of discontinued
       operations                                       $1,406
                                                        ======

Total net assets of the Chemicals segment at December 31, 1992 reflects the expected settlement of intercompany balances and an allocation of long-term borrowings as of the date of the spin-off.

The effective tax rates for discontinued operations were 28%, 30% and 28% for 1993, 1992 and 1991, respectively. The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory income tax rate of 35% in 1993 and 34% in 1992 and 1991 were primarily due to the allocation of foreign and state tax benefits to discontinued operations.

- -----------------------------------------------------------------------------

CASH FLOW INFORMATION

For purposes of the consolidated statement of cash flows, the Company considers marketable securities with maturities of three months or less at the time of purchase to be cash equivalents.

Cash paid for interest and income taxes, including amounts paid attributable to discontinued operations, is as follows:

(in millions)                          1993        1992        1991

Interest, net of portion capitalized
  of $86, $94 and $112                 $792        $766        $869
Income taxes                            497         388         434

Certain assets have been acquired through non-cash acquisitions and are not reflected in the consolidated statement of cash flows. Except for $157 million of cash transferred with the Chemicals segment, the spin-off of the worldwide chemical business was a non-cash transaction and is not reflected in the consolidated statement of cash flows.

- -----------------------------------------------------------------------------

MARKETABLE SECURITIES

Marketable securities (principally U.S. Government securities and time deposits) are shown at cost which approximates market value.

- -----------------------------------------------------------------------------

RECEIVABLES

The Company has entered into an agreement whereby it sells an undivided interest in a designated pool of trade accounts receivable up to a maximum of $100 million. As collections reduce accounts receivable balances in the pool, the Company may sell participating interests in new receivables to bring the amount sold up to the $100 million maximum. The uncollected balance of receivables sold amounted to $100 million at each balance sheet date. The Company retains collection and administrative responsibilities on the participating interests sold as agent for the purchaser.

During 1993 the Company sold $75 million of lease receivables for approximately $85 million.

- -----------------------------------------------------------------------------

INVENTORIES
(in millions)
                                                                     1993           1992
  At FIFO or average cost (approximates current cost)

          Finished goods                                             $1,331       $1,328
          Work in process                                               702          685
          Raw materials and supplies                                    580          665
                                                                     ------       ------
                                                                      2,613        2,678
  Reduction to LIFO value                                              (700)        (687)
                                                                     ------       ------

                                                                     $1,913       $1,991
                                                                     ======       ======

Inventories valued on the LIFO method are about 50 percent of total inventories in each of the years.

- -----------------------------------------------------------------------------

PROPERTIES AND ACCUMULATED DEPRECIATION
(in millions)                                         1993            1992           1991
PROPERTIES
Balance at beginning of year                       $13,607         $13,121        $12,268
  Additions                                          1,082           1,625          1,533
  Deductions                                        (1,378)         (1,139)          (680)
                                                   -------         -------        -------

Balance at end of year                             $13,311         $13,607        $13,121
                                                   =======         =======        =======
Made up of:
  Land                                             $   267         $   278        $   263
  Buildings and building equipment                   3,154           3,047          3,033
  Machinery and equipment                            9,405           9,508          9,096
  Construction in progress                             485             774            729
                                                   -------         -------        -------

          Total as above                           $13,311         $13,607        $13,121
                                                   =======         =======        =======

ACCUMULATED DEPRECIATION
Balance at beginning of year                       $ 6,843         $ 6,500        $ 6,009
  Provision for depreciation                           958           1,057            995
  Deductions                                          (856)           (714)          (504)
                                                   -------         -------        -------

Balance at end of year                             $ 6,945         $ 6,843        $ 6,500
                                                   =======         =======        =======

- -----------------------------------------------------------------------------

LONG-TERM RECEIVABLES AND OTHER NONCURRENT ASSETS
(in millions)                                        1993            1992
Long-term receivables                              $  187          $  214
Other noncurrent assets                             1,084           1,259
                                                   ------          ------

     Total (net of allowances of $24 and $28)      $1,271          $1,473
                                                   ======          ======

- -----------------------------------------------------------------------------

PAYABLES AND SHORT-TERM BORROWINGS
(in millions)                                        1993            1992
Trade creditors                                    $  737          $  719
Commercial paper                                       -              596
Accrued payrolls                                      176             208
Accrued vacation pay                                  264             272
Short-term bank borrowings by subsidiaries
  outside the U.S.                                    305           1,136
Wage dividend and Company payments under
  Employees' Savings and Investment Plan              169             193
Current maturities of long-term borrowings            350              -
Restructuring reserves                                389             256
Interest rate swap and option agreements              210              96
Other                                               1,685           1,383
                                                   ------          ------

     Total                                         $4,285          $4,859
                                                   ======          ======

- -----------------------------------------------------------------------------

LONG-TERM BORROWINGS
(in millions)
                                                               1993            1992
Eastman Kodak Company
  10.05% notes due 1994                                      $  350          $  350
  9.20% notes due 1995                                          750             750
  10 3/8% Eurobonds due 1995                                    111             111
  7 7/8% notes due 1997                                         135             135
  8.55% notes due 1997                                          200             200
  9 1/8% notes due 1998                                       1,100           1,100
  7 1/4% notes due 1999                                         275             275
  9 5/8% notes due 1999                                         275             275
  9 1/2% notes due 2000                                         400             400
  6 3/8% convertible subordinated debentures due 2001           278             300
  10% notes due 2001                                            300             300
  9 3/8% notes due 2003                                         400             400
  9 7/8% notes due 2004                                         300             300
  9 3/4% notes due 2004                                         300             300
  Zero coupon exchangeable senior debentures due 2006            -              118
  9 1/2% notes due 2008                                         300              -
  Zero coupon convertible subordinated debentures due 2011    1,127           1,056
  8 5/8% debentures due 2016                                     -              300
  9.95% debentures due 2018                                     125             125
  9.20% debentures due 2021                                     200             200
Sterling Winthrop Inc.
  8 7/8% notes due 1996                                         100             100
Industria Fotografica Interamericana S.A. de C.V.
  7.36% notes due 2003                                          110              -
Other                                                            67             107
                                                             ------          ------
                                                              7,203           7,202
Less: Current maturities                                        350              -
                                                             ------          ------
                                                              6,853           7,202
Less: Amounts expected to be assumed by
 discontinued operations                                         -            1,800
                                                             ------          ------
   Total                                                     $6,853          $5,402
                                                             ======          ======

The 6 3/8% debentures due in 2001 are convertible at the option of the holder at any time prior to maturity for the Company's common stock at $41.52 per share.

The zero coupon convertible subordinated debentures due in 2011 ($3,680 million face value, 6.75% yield to maturity) are convertible at the option of the holder at any time prior to maturity for the Company's common stock at a conversion rate of 6.944 shares per debenture. At the option of the holder, the debentures must be purchased by the Company on October 15, 1994, 1995, 1996, 2001 and 2006, at a price equal to the issue price plus accrued original issue discount.

The Company has an unused $2.5 billion revolving credit facility expiring in October 1995 which is available to support the Company's commercial paper borrowings. If unused, it has a commitment fee of $6.3 million per year. Interest on amounts borrowed under this facility is at rates based on spreads above certain reference rates.

The amount of long-term borrowings maturing in the four years after 1994 are $861 million in 1995, $100 million in 1996, $335 million in 1997 and $1,100 million in 1998.

The Company has swapped $135 million of the 7 7/8% notes into yen denominated debt and $46 million of the Sterling Winthrop Inc. 8 7/8% notes into deutsche mark denominated debt. As a result of these agreements, the effective interest rates on the 7 7/8% notes and 8 7/8% notes have been reduced.

The Company has a program in place to manage interest rate risk associated with its current and anticipated borrowings. In connection with this program, the Company has entered into various combinations of interest rate swaps, options, currency swaps and similar arrangements. At December 31, 1993 and 1992, the Company had the following interest rate swap agreements with aggregate notional principal amounts of $4.7 billion and $4.1 billion, respectively.

                                            Notional Amounts    Maturities
                                             at December 31,     Through
                                            1993       1992
Pay fixed rate (9.5% - 11.5%) and
receive LIBOR or commercial paper
based variable rate                         $ .6       $ .9       2018

Pay LIBOR or commercial paper based
variable rate and receive fixed rate (9.5%)   .4         .4       2000

Zero coupon swaps                            3.7        2.8       1999

In addition, the Company has entered into interest rate options linked to $2.5 billion of its fixed rate callable debt at each balance sheet date. The notional principal amounts associated with these options were $2.8 billion and $3.1 billion at December 31, 1993 and 1992, respectively. The effect of these options, which are exercisable through 1998, is to change the underlying debt from callable to non-callable and to reduce the aggregate average effective interest rate on this debt.

During 1988, the Company issued debt warrants that give the holders the option between 1995 and 2004 to require the Company to issue an additional $300 million of 9.5% debt maturing in 2018. The premium received for these warrants is being amortized as a reduction of interest expense.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to these agreements. However, the Company does not anticipate nonperformance. Also, while these agreements are part of the Company's overall interest rate management program, the fair value of these instruments will vary with changes in prevailing interest rates. The fair value of these interest rate agreements are presented in the note on Fair Values of Financial Instruments.

The Company has issued letters of credit in lieu of making security deposits to insure the payment of possible Workers' Compensation claims.
- -----------------------------------------------------------------------------

OTHER LONG-TERM LIABILITIES
(in millions)
                                     1993           1992

Interest rate swap and option
 agreements                        $  654          $ 789
Deferred compensation                 115            101
Other                                 680            618
                                   ------         ------
   Total                           $1,449         $1,508
                                   ======         ======

- -----------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements with several companies to provide the Company with products and services to be used in its normal operations. The minimum payments for these agreements are approximately $132 million in 1994, $110 million in 1995, $101 million in 1996, $103 million in 1997, $98 million in 1998 and $155 million in 1999 and beyond.

The Company has also guaranteed debt and other obligations under agreements with certain affiliated companies and customers. At December 31, 1993, these guarantees totaled approximately $230 million. The Company does not expect that these guarantees will have a material impact on the Company's future financial position or results of operations.

The Company has entered into a Master Lease agreement whereby the Company leases equipment with the right to buy the equipment anytime at fair market value. The lease term is one year and is renewable annually. The total amount of assets under this lease is approximately $300 million at each balance sheet date.
- -----------------------------------------------------------------------------

FAIR VALUES OF FINANCIAL INSTRUMENTS

The recorded amounts of other investments as of December 31, 1993 and 1992 shown below include $81 million and $70 million, respectively, of equity investments in a number of entities for which it is not practicable to estimate fair value, since quoted market prices do not exist for any of these investments.

The fair values of long-term borrowings were estimated based on quoted market prices or by obtaining quotes from brokers.

As discussed above, the Company is a party to various interest rate option and swap agreements and foreign currency contracts which are included in other instruments below. The fair values of other instruments were estimated by obtaining quotes from brokers, where practicable, or by estimating the amounts the Company would receive or pay to terminate the instruments at the reporting date.

The recorded amounts of certain financial instruments, such as cash and marketable securities and short-term borrowings, approximate their fair values and are excluded from the amounts below. The recorded amounts and estimated fair values of the Company's long-term borrowings and other financial instruments as of December 31, 1993 and 1992 were as follows:

                             December 31, 1993          December 31, 1992
(in millions)
                             Recorded    Fair           Recorded     Fair
                              Amount    Value            Amount      Value

Other investments            $   93    $   93           $   124     $  127
Long-term borrowings         (6,853)   (7,513)           (7,202)*   (7,661)*
Other instruments              (816)   (1,308)             (689)      (936)

*Includes borrowings expected to be assumed by discontinued operations.


- -----------------------------------------------------------------------------

SHAREOWNERS' EQUITY
(in millions)
                                                     1993           1992           1991
Common stock at par value
   Balance at beginning of year                    $  936         $  934         $  934
   Additions                                           12              2             -
                                                   ------         ------         ------
   Balance at end of year                             948            936            934
                                                   ------         ------         ------
Additional capital paid in or transferred
  from retained earnings
   Balance at beginning of year                        26              9              7
   Additions                                          187             17              2
                                                   ------         ------         ------
   Balance at end of year                             213             26              9
                                                   ------         ------         ------
Retained earnings
   Parent company and subsidiaries inside the U.S.  2,067          5,124          4,169
   Subsidiaries outside the U.S.                    2,402          2,597          3,056
                                                   ------         ------         ------
   Total retained earnings                          4,469          7,721          7,225
                                                   ------         ------         ------
Accumulated translation adjustment
   Balance at beginning of year                       (85)           (12)             7
   Currency translation adjustment                   (150)           (73)*          (19)
                                                   ------         ------         ------
   Balance at end of year                            (235)           (85)           (12)
                                                   ------         ------         ------
   Total before deducting treasury stock            5,395          8,598          8,156
                                                   ------         ------         ------
 Less:  Treasury stock, at cost
   Balance at beginning of year                     2,041          2,052          2,059
   Reissuance of treasury shares                       (2)           (11)            (7)
                                                   ------         ------         ------
   Balance at end of year                           2,039          2,041          2,052
                                                   ------         ------         ------

   Total shareowners' equity                       $3,356         $6,557         $6,104
                                                   ======         ======         ======

* Includes the effect of the change to local currency as the functional currency for most subsidiary companies outside the U.S. on January 1, 1992.

There are approximately 27 million shares reserved for the conversion of the 6 3/8% convertible subordinated debentures and zero coupon convertible subordinated debentures issued by the Company. There are also 100 million shares of $10 par value preferred stock authorized, none of which has been issued.

Retained earnings of subsidiary companies outside the U.S. are considered to be reinvested indefinitely. If remitted, they would be substantially free of additional tax. It is not practicable to determine the deferred tax liability for temporary differences related to these retained earnings.

- -----------------------------------------------------------------------------

EARNINGS PER COMMON SHARE

Fully diluted earnings per share is computed by dividing net earnings adjusted for after-tax interest expense associated with convertible securities by the average number of common shares outstanding, common stock equivalents related to dilutive stock options, and common shares issuable upon conversion of such convertible securities. The effects of such potentially dilutive convertible securities were not dilutive in 1993 and 1991. The number of common shares used to compute earnings per share amounts was as follows:

(in millions)                   1993         1992          1991

Primary                        328.3        325.1         324.7
Fully diluted                  331.2        352.2         326.4

- -----------------------------------------------------------------------------
OTHER REVENUES

Other revenues include $55 million of interest income for 1993, $81 million for 1992 and $109 million for 1991.

- -----------------------------------------------------------------------------

INCOME TAXES

Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method. The standard was adopted on a prospective basis and amounts presented for prior years were not restated. The cumulative effect of adopting the standard as of January 1, 1992 was a $71 million credit to earnings from continuing operations and a $81 million credit to earnings from discontinued operations.

The components of earnings (loss) from continuing operations before income taxes and the related provision (benefit) for United States and other income taxes were as follows:

(in millions)                                     1993             1992           1991
Earnings (loss) before income taxes
  United States                                 $  479           $  618         $ (872)
  Outside the U.S.                                 377              600            438
                                                ------           ------         ------
       Total                                    $  856           $1,218         $ (434)
                                                ======           ======         ======
United States income taxes
  Current provision (benefit)                   $  244           $  281         $ (177)
  Deferred benefit                                 (73)             (16)          (158)
Non-U.S. income taxes
  Current provision                                231              168            275
  Deferred benefit                                 (51)              (9)           (37)
State and other income taxes
  Current provision (benefit)                       36               76            (29)
  Deferred benefit                                  (6)              (9)            (6)
                                                ------           ------         ------
       Total                                    $  381           $  491         $ (132)
                                                ======           ======         ======

The components of earnings (loss) from consolidated operations before income taxes and the related provision (benefit) for United States and other income taxes were as follows:

(in millions)                                     1993             1992           1991
Earnings (loss) before income taxes
  United States                                $(2,762)          $  999         $ (461)
  Outside the U.S.                                 389              602            472
                                               -------           ------         ------
       Total                                   $(2,373)          $1,601         $   11
                                               =======           ======         ======

United States income taxes
  Current provision (benefit)                  $   307           $  349         $ (111)
  Deferred benefit                              (1,190)            (189)          (112)
Non-U.S. income taxes
  Current provision                                237              182            286
  Deferred benefit                                 (51)             (30)           (35)
State and other income taxes
  Current provision (benefit)                       34               75            (28)
  Deferred provision (benefit)                    (195)              68             (6)
                                               -------           ------         ------
       Total                                   $  (858)          $  455         $   (6)
                                               =======           ======         ======
The components of consolidated income
 taxes are as follows:

Continuing operations                          $   381           $  491         $ (132)
Discontinued operations                             75              116            126
Extraordinary item                                  (8)              -              -
Cumulative effect of changes
 in accounting principle                        (1,306)            (152)            -
                                               -------           ------         ------
       Total income taxes (benefit)            $  (858)          $  455         $   (6)
                                               =======           ======         ======

The differences between the provision (benefit) for income taxes and income taxes computed using the U.S. federal income tax rate for continuing operations were as follows:

(in millions)                                    1993              1992           1991
Amount computed using the statutory rate       $  300            $  414         $ (148)
Increase (reduction) in taxes resulting from
  State and other income taxes                     20                44            (23)
  Goodwill amortization                            54                50             50
  Export sales and manufacturing credits          (51)              (52)           (61)
  Operations outside the U.S.                     100                42             92
  Other, net                                      (42)               (7)           (42)
                                               ------            ------         ------
       Provision (benefit) for income taxes    $  381            $  491         $ (132)
                                               ======            ======         ======

The significant components of deferred tax assets and liabilities were as follows:

(in millions)                                    1993              1992
Deferred tax assets
Postemployment obligations                     $1,185            $    -
Restructuring costs and
 separation programs                              627               517
Inventories                                        72                60
Tax loss carryforwards                            196                92
Other                                             560               519
                                               ------            ------
                                                2,640             1,188
Valuation allowance                              (196)              (92)
                                               ------            ------
       Total                                   $2,444            $1,096
                                               ======            ======
Deferred tax liabilities
Depreciation                                   $  644            $  675
U.S. pension income                               131               157
Leasing                                           443               426
Other                                             429               193
                                               ------            ------
       Total                                   $1,647            $1,451
                                               ======            ======

The valuation allowance is primarily attributable to certain net operating loss carryforwards outside the U.S. A majority of the net operating loss carryforwards are available indefinitely.

The 1991 deferred tax benefit for both continuing and consolidated operations was primarily attributable to differences related to restructuring costs of $526 million, which was partially offset by the settlement of a litigation judgement of $324 million.

CURRENCY TRANSACTIONS AND TRANSLATION ADJUSTMENTS

The Company has entered into foreign currency forward and option contracts. The notional amounts for these contracts were $615 million at December 31, 1993 and $783 million at December 31, 1992. Most of these contracts hedge transactions in non-U.S. dollar denominated receivables and payables. Exchange gains and losses on these hedge contracts are offset against losses and gains on the underlying receivables and payables.

The Company has entered into foreign currency options and option combinations to hedge probable anticipated export sales transactions during the next two years. Realized and unrealized gains and losses on those options and option combinations that are designated and effective as hedges of such probable anticipated, but not firmly committed, foreign currency transactions are deferred and recognized in income in the same periods as the hedged transactions. The net unrealized loss deferred on such options as of December 31, 1993 totaled $69 million compared with a net unrealized gain of $11 million for 1992. These amounts represent the gain or loss that would have been recognized had these options been liquidated at market value in their respective years.

The Company is exposed to credit loss in the event of nonperformance by the other parties to the foreign currency option contracts. However, the Company does not anticipate nonperformance.

The net effect from foreign exchange transactions was a gain of $6 million for 1993 compared with a loss of $33 million for 1992 and a gain of $55 million for 1991.

- -----------------------------------------------------------------------------

RESTRUCTURING COSTS

The Company recorded restructuring costs for continuing operations in 1993 of $538 million. Approximately three-fourths of these costs represented the cost of separation benefits for a cost reduction program expected to reduce worldwide employment by 10,000 personnel, most of whom are expected to leave by the end of 1994. The remainder of the restructuring costs is associated with closing a facility in Germany that manufactures a component for the Company's ink jet printer business. This closure is expected to be completed during 1994. The accrual balance for these programs is $387 million at December 31, 1993.

The Company recorded restructuring costs for continuing operations of $220 million in 1992 and $1,605 million in 1991. Approximately three-fourths of these costs were for an early retirement program. The balance for this program is $375 million at December 31, 1993, which will be paid out to early retirees and their survivors over time. Most of the costs associated with this program are being funded from the Company's pension plan assets and, therefore, did not affect the Company's cash flows during the past three years. The Company does not anticipate that such costs will significantly affect the cash flows in the near future.

The remainder of the 1992 and 1991 restructuring costs is related to the Company's exit from non-strategic businesses and the restructuring of the Company's non-U.S. sensitized manufacturing and photofinishing businesses, and worldwide pharmaceutical business. The accrual balance remaining at December 31, 1993 for these programs is $52 million, which relates primarily to noncancelable lease commitments and other contractual obligations associated with divested operations to be paid out over the remaining terms of the contracts.

- -----------------------------------------------------------------------------

RENTAL AND LEASE COMMITMENTS

Rental expense consists of:      1993         1992         1991
(in millions)

Gross rentals                    $226         $226         $239
Deduct: Sublease income            11            5            4
                                 ----         ----         ----
Total                            $215         $221         $235
                                 ====         ====         ====

The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $107 million in 1994, $88 million in 1995, $74 million in 1996, $66 million in 1997, $49 million in 1998 and $392 million in 1999 and beyond.

- -----------------------------------------------------------------------------

RETIREMENT PLANS

Total worldwide pension expense, including discontinued operations, was $104 million in 1993. This compares with pension expense of $56 million in 1992 and pension income of $8 million in 1991. Discontinued operations was allocated pension expense of $10 million and $6 million in 1993 and 1992, respectively, and pension income of $7 million in 1991.

The Company has defined benefit pension plans which cover substantially all of its U.S. employees. The benefits are based on years of service and generally on the employees' final average compensation as defined in the plans. The Company makes contributions to the plans as permitted by government laws and regulations. Retirement plan benefits are paid to eligible employees by insurance companies or from trust funds. The Company has retained the obligation for pension benefits for personnel who retired from Eastman Chemical Company through December 31, 1993.

Pension expense for the principal U.S. plan, including discontinued operations, includes the following components:

(in millions)                                           1993       1992       1991
   Service cost - benefits earned during the year     $  160     $  143     $  135
   Interest cost on projected benefit obligation         575        560        517
   Return on plan assets                              (1,124)      (514)    (1,368)
   Net amortization                                      436       (190)       650
                                                      ------     ------     ------
   Net pension expense (income)                       $   47     $   (1)    $  (66)
                                                      ======     ======     ======

The funded status of the principal U.S. plan was as follows:

                                                                     December 31,
(in millions)                                                      1993       1992*
Pension benefit obligations

  Vested benefits                                                $5,693     $5,404
                                                                 ======     ======
  Accumulated benefits                                           $5,900     $5,701
                                                                 ======     ======
  Projected benefits                                             $6,755     $6,778

Market value of assets (primarily listed stocks)                  6,278      6,526
                                                                 ------     ------
Projected benefits in excess of plan assets                         477        252

Unrecognized net loss                                              (366)      (189)

Unrecognized net transition asset                                   632        793

Unrecognized prior service cost                                    (312)      (364)
                                                                 ------     ------
Accrued pension expense                                          $  431     $  492
                                                                 ======     ======

*The funded status at December 31, 1992 includes discontinued operations.

The assumptions used to develop the projected benefit obligation for U.S. plans were as follows:
                                                           December 31,
                                                         1993       1992

        Discount rate                                   7 1/4%     8 1/2%
        Salary increase rate                            4          5
        Long-term rate of return on plan assets         9 1/2     10 1/2

The Company also sponsors other U.S. plans. At December 31, 1993, the projected benefit obligations for these plans totaled $217 million (1992 - $208 million) of which $145 million (1992 - $144 million) was included as a liability in the consolidated statement of financial position.

The obligation for the Company's unfunded plans of $126 million in 1993 and $132 million in 1992 has been recorded as a long-term liability.

Calculations indicate that the total of the pension funds and accruals for non-U.S. plans less pension prepayments and deferred charges exceeds the actuarially computed value of vested benefits under such plans as of the beginning of 1993 and 1992.

OTHER POSTEMPLOYMENT COSTS

The Company provides life insurance and health care benefits for eligible retirees and health care benefits for eligible survivors of retirees. In general, these benefits are provided to retirees eligible to retire under the Company's principal U.S. pension plan. Prior to January 1, 1993, the Company has recognized expense for the cost of such plans when it paid premiums, claims and other costs. The expense for such plans for continuing operations was $244 million in 1993, $100 million in 1992 and $78 million in 1991.

The Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions on January 1, 1993. As a result, the Company now accrues, during the years employees render service, the expected costs of providing postretirement health and life insurance benefits to such employees. The obligation owed to current and retired employees, including discontinued operations, as of January 1, 1993 was recognized on that date as a cumulative effect of a change in accounting principle of $2.1 billion after-tax. The Company has retained the obligation for other postretirement benefits for personnel who retired from Eastman Chemical Company through December 31, 1993. The annual after-tax effect of the expense recognized for continuing operations using the accrual method required by SFAS No. 106 is approximately $108 million ($.33 per share) higher than the annual expense that would be recognized on a cash basis. Since the Company plans to continue to fund these benefit costs on a pay-as-you-go-basis, the adoption of SFAS No. 106 will not affect cash flows.

The 1993 net periodic postretirement benefit cost for the principal U.S. plans for continuing operations includes the following components:


(in millions)

Service cost                             $   29
Interest cost                               215
                                         ------
Net periodic postretirement
 benefit cost                            $  244
                                         ======

Presented below are the total obligation and amount recognized in the consolidated statement of financial position for the principal U.S. plans at December 31, 1993:

(in millions)

Accumulated postretirement
 benefit obligation
    Retirees                             $2,677
    Fully eligible active plan
     participants                            61
    Other active plan participants          826
                                         ------
                                          3,564
Unrecognized net loss                      (548)
                                         ------
Accrued postretirement benefit cost      $3,016
                                         ======

To estimate these costs, health care costs were assumed to increase 11% in 1994 with the rate of increase declining ratably to 5% by 2002 and thereafter. The discount rate and salary increase rate were assumed to be 8.5% and 5.0%, respectively, as of January 1, 1993. The discount rate and salary increase rate are assumed to be 7.25% and 4.0%, respectively, as of December 31, 1993. If the health care cost trend rates were increased by one percentage point, the accumulated postretirement benefit health care obligation from continuing operations as of December 31, 1993 would increase by approximately $265 million while the net periodic postretirement health care benefit cost for the year then ended would increase by approximately
$20 million.

A few of the Company's non-U.S. subsidiaries have supplemental health benefit plans for certain retirees. The cost of these programs is not significant to the Company.

Effective January 1, 1993, the Company adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. Adoption of SFAS No. 112 requires the Company to recognize the obligation to provide certain benefits to former or inactive employees before retirement. The obligation including discontinued operations as of January 1, 1993 has been recognized as a cumulative charge of $190 million ($117 million after-tax). The amount applicable to discontinued operations was $47 million ($29 million after-tax). Adoption of SFAS No. 112 did not have a material effect on the Company's earnings before cumulative effect of changes in accounting principle.

- -----------------------------------------------------------------------------

SEGMENT INFORMATION

The products of each segment are manufactured and marketed in the U.S. and in other parts of the world. The Imaging segment includes amateur, motion picture and professional films, photographic papers, chemicals and equipment for photographic imaging. The Information segment includes graphic arts films, microfilms, copiers, printers and other equipment for information management. The Health segment includes pharmaceutical specialty products, proprietary products, medical radiography and clinical diagnostic materials and equipment, and household and other products. Sales between segments are made on a basis intended to reflect the market value of the products.

Sales are reported in the geographic area where they originate. Transfers among geographic areas are made on a basis intended to reflect the market value of the products, recognizing prevailing market prices and distributor discounts. The parent company's equity in the net assets of subsidiaries outside the U.S. was as follows:

(in millions)                        1993           1992           1991

Net assets                         $3,436         $3,196         $3,639
                                   ======         ======         ======

SEGMENT INFORMATION (continued)

(in millions)                                        1993           1992           1991
Sales from continuing operations,
 including intersegment sales
  Imaging                                         $ 7,257        $ 7,415        $ 7,075
  Information                                       3,862          4,063          3,968
  Health                                            5,249          5,081          4,917
Intersegment sales
  Imaging                                              (4)           (14)            (9)
                                                  -------        -------        -------
    Total sales from continuing operations        $16,364        $16,545        $15,951
                                                  =======        =======        =======
Earnings (loss) from operations from
 continuing operations (1)
  Imaging                                         $ 1,109        $ 1,216        $   489
  Information                                        (137)          (151)          (688)
  Health                                              560            588            433
                                                  -------        -------        -------
    Total earnings from operations
      from continuing operations                    1,532          1,653            234

Other revenues and charges
  Imaging                                              18             21             (3)
  Information                                          15             (8)            (8)
  Health                                              (67)            -               6
  Corporate                                            (7)           265             91
  Interest expense                                    635            713            754
                                                  -------        -------        -------
    Earnings (loss) before income taxes           $   856        $ 1,218        $  (434)
                                                  =======        =======        =======
Assets
  Imaging                                         $ 6,482        $ 6,425        $ 6,586
  Information                                       3,669          3,808          3,844
  Health                                            8,402          8,227          8,260
  Net assets of discontinued operations                -           1,406          1,246
  Corporate (2)                                     1,973            715          1,739
  Intersegment receivables                           (201)          (240)          (381)
                                                  -------        -------        -------
    Total assets at year end                      $20,325        $20,341        $21,294
                                                  =======        =======        =======
Depreciation expense
  Imaging                                         $   503        $   531        $   505
  Information                                         273            356            308
  Health                                              182            170            182
                                                  -------        -------        -------
    Total depreciation expense                    $   958        $ 1,057        $   995
                                                  =======        =======        =======
Amortization of goodwill
  Imaging                                         $    23        $    26        $    22
  Information                                           2             -               3
  Health                                              128            119            122
                                                  -------        -------        -------
    Total amortization of goodwill                $   153        $   145        $   147
                                                  =======        =======        =======
Capital additions
  Imaging                                         $   471        $   631        $   606
  Information                                         301            552            537
  Health                                              310            442            390
                                                  -------        -------        -------
    Total capital additions                       $ 1,082        $ 1,625        $ 1,533
                                                  =======        =======        =======

(1) Earnings (loss) from operations for 1993 are shown after deducting restructuring costs of $202 million for Imaging, $278 million for Information and $58 million for Health.
    Earnings (loss) from operations for 1992 are shown after deducting restructuring costs of $83 million for Imaging, $123 million for Information and $14 million for Health.
    Earnings (loss) from operations for 1991 are shown after deducting restructuring costs of $792 million for Imaging, $623 million for Information and $190 million for Health.

(2) Includes EKCC assets in 1991.  EKCC was sold to General Electric Capital on December
    31, 1992.

SEGMENT INFORMATION (continued)
Financial information by geographic areas is as follows:

                                               Canada
                                                and              Asia,
                                     United    Latin             Africa,   Elimi-    Consoli-
(in millions)                        States   America   Europe  Australia  nations    dated

1993
Sales to customers                  $ 8,384    $1,640   $4,076   $2,264              $16,364
Transfers among geographic areas      2,145       414      337       46   $(2,942)       -
                                    -------    ------   ------   ------   -------    -------
   Total sales                      $10,529    $2,054   $4,413   $2,310   $(2,942)   $16,364
                                    =======    ======   ======   ======   =======    =======
Earnings from operations
 from continuing operations         $ 1,066    $  236   $  135   $  102   $    (7)   $ 1,532
                                    =======    ======   ======   ======   =======    =======
Assets by geographic areas          $14,483    $1,585   $3,321   $1,682   $  (746)   $20,325
                                    =======    ======   ======   ======   =======    =======

1992
Sales to customers                  $ 8,458    $1,536   $4,594   $1,957              $16,545
Transfers among geographic areas      2,261       360      320       36   $(2,977)       -
                                    -------    ------   ------   ------   -------    -------
   Total sales                      $10,719    $1,896   $4,914   $1,993   $(2,977)   $16,545
                                    =======    ======   ======   ======   =======    =======
Earnings from operations
 from continuing operations         $   991    $  263   $  282   $  127   $   (10)   $ 1,653
                                    =======    ======   ======   ======   =======    =======
Assets by geographic areas          $14,379    $1,383   $3,675   $1,518   $  (614)   $20,341
                                    =======    ======   ======   ======   =======    =======


1991
Sales to customers                  $ 8,067    $1,467   $4,584   $1,833              $15,951
Transfers among geographic areas      2,081       283      249       35   $(2,648)       -
                                    -------    ------   ------   ------   -------    -------
   Total sales                      $10,148    $1,750   $4,833   $1,868   $(2,648)   $15,951
                                    =======    ======   ======   ======   =======    =======
Earnings (loss) from operations
 from continuing operations         $  (399)   $  265   $  200   $  176   $    (8)   $   234
                                    =======    ======   ======   ======   =======    =======
Assets by geographic areas          $14,913    $1,231   $4,101   $1,401   $  (352)   $21,294
                                    =======    ======   ======   ======   =======    =======

- -----------------------------------------------------------------------------

STOCK OPTION AND COMPENSATION PLANS

The 1990 Omnibus Long-Term Compensation Plan provides for a variety of awards to key employees. Some of these awards are based upon performance criteria relating to the Company established by the Executive Compensation and Development Committee of the Board of Directors.

The 1990 Omnibus Long-Term Compensation Plan provides that options can be granted through January 31, 1995, to key employees for the purchase of up to 16,000,000 shares of Kodak common stock at an option price not less than 50 percent of the per share fair market value on the date of the stock option's grant. No options below fair market value have been granted to date.
Options with dividend equivalents were awarded during 1993, 1992 and 1991 under the 1990 Omnibus Long-Term Compensation Plan. Accruals under this plan amounted to $5 million in 1993, $5 million in 1992 and $4 million in 1991. The 1990 Plan also provides for the granting of Stock Appreciation Rights
(SARs) either in tandem with options or freestanding. SARs allow optionees to receive a payment equal to the appreciation in market value of a stated number of shares of Kodak common stock from the SARs exercise price to the market value on the date of its exercise. Exercise of a tandem SAR requires the optionee to surrender the related option. At December 31, 1993, there were 195,750 tandem SARs and 344,539 freestanding SARs outstanding at option prices ranging from $30.25 to $43.18.

The 1985 Stock Option Plan provided that options could be granted through 1989 to key employees for the purchase of up to 6,000,000 (prior to giving effect to the 3-for-2 partial stock split in 1987) shares of Kodak common stock at an option price not less than the per share fair market value at the time the option was granted. Options granted have maximum durations of 7 or 10 years from the date of grant but may expire sooner if the optionee's employment terminates. The 1985 Plan also provided for the granting of SARs either in tandem with options or freestanding. At December 31, 1993, there were 610,975 tandem SARs and 69,050 freestanding SARs outstanding at option prices ranging from $33.79 to $39.53.

Summarized option data as of December 31, 1993 are as follows:

                                                  Shares        Range of Price
                                               Under Option       Per Share
                                               ------------    ---------------
Options Outstanding December 31, 1992            16,516,169    $32.45 - $49.50

Options Granted                                   4,053,755    $40.69 - $63.19

Options Exercised                                 4,177,442    $32.45 - $54.06

Options Cancelled                                   139,658    $32.45 - $54.06

Options Surrendered                                  94,423    $39.38 - $49.50


Options Outstanding December 31, 1993            20,231,934    $25.92 - $50.47

As a result of the spin-off of the Company's worldwide chemical business all outstanding stock options were adjusted as to option price and number of shares granted.

At December 31, 1993, 13,512,298 of the options outstanding were exercisable.

- -----------------------------------------------------------------------------

EASTMAN KODAK CREDIT CORPORATION

The primary business purpose of Eastman Kodak Credit Corporation (EKCC), formerly a wholly-owned subsidiary of the Company, was to enhance the marketing capabilities of the Company by providing long-term product financing to Kodak customers.

Summarized financial information for EKCC is as follows:

(in millions)
                                                 1992     1991
Results of operations

Revenues                                         $159     $154
Earnings before taxes                              25       21
Net earnings                                       18       14

The Company sold its investment in EKCC on December 31, 1992 to General Electric Capital. The divestiture was the primary reason for the decrease in consolidated assets and liabilities from year-end 1991, when EKCC had total assets of $951 million and total indebtedness of $865 million.
- -----------------------------------------------------------------------------

LEGAL MATTERS

The Company is in discussion with the Environmental Protection Agency (EPA) and the Environment and Natural Resources Division of the U.S. Department of Justice concerning the EPA/NEIC (National Enforcement Investigations Center) investigation of the Company's Kodak Park site in Rochester, New York. As a result of the investigation, the Company expects to incur a civil fine of at least $100,000 for violations of federal environmental laws and regulations.

The Company is participating in the EPA's Toxic Substances Control Act (TSCA)
Section 8(e) Compliance Audit Program. As a participant, the Company has agreed to audit its files for materials which under current EPA guidelines would be subject to notification under Section 8(e) of TSCA and to pay stipulated penalties for each report submitted under this program. The Company anticipates that its liability under the Program will be $1,000,000.

In addition to the foregoing environmental actions, the Company has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the "Superfund" law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at fewer than twenty Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have similarly been designated at these sites and, although the law imposes joint and several liability on PRPs, as a practical matter costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial condition or results of operations.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations, and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial condition or results of operations.
- -----------------------------------------------------------------------------

SUBSEQUENT EVENT

The Company announced on March 2, 1994 that it has elected to redeem the zero coupon convertible subordinated debentures due 2011 on April 1, 1994. The redemption price is $312.14 per debenture. Each debenture may be converted into the Company's common stock at a conversion rate of 6.944 shares per debenture at any time before the close of business on April 1, 1994.

- -----------------------------------------------------------------------------

QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

                                          4th Qtr.    3rd Qtr.     2nd Qtr.    1st Qtr.
                                              (in millions, except per share data)

1993

Sales from continuing operations         $4,480      $4,077       $4,265      $3,542
Gross profit from continuing operations   2,137       2,092        2,282       1,790
Earnings (loss) from continuing
 operations before extraordinary item
  and cumulative effect of changes in
   accounting principle                     204        (127)(1)      304          94
Earnings (loss) from discontinued
 operations before cumulative effect
  of changes in accounting principle         (2)         60 (2)       79          55
Extraordinary item                           (1)         (1)         (12)         -
Cumulative effect of changes in
 accounting principle from continuing
  operations                                 -           -            -       (1,723)(3)
Cumulative effect of changes in
 accounting principle from
  discontinued operations                    -           -            -         (445)(3)
Net earnings (loss)                         201         (68)(1)(2)   371      (2,019)
Primary earnings (loss) per share from
 continuing operations before
  extraordinary item and cumulative
   effect of changes in accounting
    principle (4)                           .62        (.39)         .93         .29
Primary earnings (loss) per share
 from discontinued operations before
  cumulative effect of changes in
   accounting principle                    (.01)        .18          .24         .17
Extraordinary item                           -           -          (.04)         -
Cumulative effect of changes in
 accounting principle from continuing
  operations (4)                             -           -            -        (5.28)(3)
Cumulative effect of changes in
 accounting principle from
  discontinued operations (4)                -           -            -        (1.36)(3)
Primary earnings (loss) per share (4)       .61        (.21)        1.13       (6.18)
Fully diluted earnings (loss) per
 share (4)                                  .60        (.15)        1.08       (6.18)

(1)  After deducting $538 million of restructuring costs which reduced net earnings by $379 million.

(2)  After deducting $12 million of restructuring costs which reduced net earnings by
     $8 million.

(3) Cumulative effect of the change in accounting for certain postretirement and other postemployment benefits, adopted in the 1st and 2nd quarter, effective January 1, 1993.

(4)  Each quarter is calculated as a discrete period and the sum of the four quarters does not equal the full year amount.

QUARTERLY SALES AND EARNINGS DATA - UNAUDITED (continued)
                                      4th Qtr.    3rd Qtr.     2nd Qtr.     1st Qtr.
                                           (in millions, except per share data)
1992

Sales from continuing operations      $4,483      $4,251       $4,287       $3,524
Gross profit from continuing
 operations                            2,263       2,223        2,231        1,810
Earnings from continuing operations
 before cumulative effect of change
  in accounting principle                251 (1)     121 (2)      279           76
Earnings from discontinued operations
 before cumulative effect of change
  in accounting principle                 48          68           82           69
Cumulative effect of change in
 accounting principle from continuing
  operations                              -           -            -            71 (3)
Cumulative effect of change in
 accounting principle from
  discontinued operations                 -           -            -            81 (3)
Net earnings                             299 (1)     189 (2)      361          297
Primary earnings per share from
 continuing operations before
  cumulative effect of change in
   accounting principle                  .77         .37          .86          .24
Primary earnings per share from
 discontinued operations before
  cumulative effect of change in
   accounting principle                  .15         .21          .25          .21
Cumulative effect of change in
 accounting principle from
  continuing operations                   -           -            -           .22 (3)
Cumulative effect of change in
 accounting principle from
  discontinued operations                 -           -            -           .25 (3)
Primary earnings per share               .92         .58         1.11          .92
Fully diluted earnings per share         .89         .58         1.06          .88

(1) Includes gains from the sale of EKCC and other investments which increased net earnings by $75 million.

(2) After deducting $220 million of restructuring costs which reduced net earnings by
    $141 million.

(3) Cumulative effect of the change in accounting for income taxes adopted in the 3rd quarter, effective January 1, 1992.

SUMMARY OF OPERATING DATA

Eastman Kodak Company and Subsidiary Companies
(Dollar amounts and shares in millions, except per share data)
                                              1993       1992        1991       1990     1989
Sales from continuing operations           $16,364    $16,545     $15,951    $15,611  $15,194
Earnings (loss) from operations before
 cumulative effect of changes in
  accounting principle:
    Continuing                                 475 (1)    727(3)     (302)(5)    368(6)   146(7)
    Discontinued                               192 (1)    267         319        335      383(7)
Net earnings (loss)                         (1,515)(1)  1,146(3)       17 (5)    703(6)   529(7)
                                                   (2)       (4)
EARNINGS AND DIVIDENDS
Net earnings - percent of sales              (9.3%)      6.9%        0.1%       4.5%     3.5%
             - percent return on average
               shareowners' equity          (30.6%)     18.1%        0.3%      10.5%     7.9%
Primary earnings (loss) per share (8)        (4.62)      3.53         .05       2.17     1.63
Cash dividends declared - on common shares     657        650         649        649      649
                        - per common share    2.00       2.00        2.00       2.00     2.00
Common shares outstanding at close of year   330.6      325.9       324.9      324.6    324.4
Shareowners at close of year               157,797    166,532     169,164    168,935  171,954

STATEMENT OF FINANCIAL POSITION DATA
Current assets                             $ 8,021    $ 6,437     $ 7,252    $ 7,553  $ 7,709
Properties at cost                          13,311     13,607      13,121     12,268   11,960
Accumulated depreciation                     6,945      6,843       6,500      6,009    5,736
Total assets                                20,325     20,341      21,294     21,273   20,904
Current liabilities                          4,910      5,546       6,411      6,648    6,124
Long-term borrowings                         6,853      5,402       5,797      5,189    5,576
Total net assets (shareowners' equity)       3,356      6,557       6,104      6,748    6,642

SUPPLEMENTAL INFORMATION
Sales - Imaging                            $ 7,257    $ 7,415     $ 7,075    $ 7,128  $ 6,998
      - Information                          3,862      4,063       3,968      4,140    4,200
      - Health                               5,249      5,081       4,917      4,349    4,009
Research and development costs               1,301      1,419       1,337      1,178    1,117
Depreciation                                   958      1,057         995        879      917
Taxes (excludes payroll, sales, and excise
  taxes)                                       518        555         (74)       458      267
Wages, salaries, and employee benefits       5,323      5,344       5,235      4,942    5,068
Employees at close of year - in the U.S.    57,200     59,355      59,600     63,300   65,925
                           - worldwide     110,400    114,100     115,350    116,950  120,400

SUBSIDIARY COMPANIES OUTSIDE THE U.S.
Sales                                      $ 8,604    $ 8,087     $ 7,884    $ 7,552  $ 7,311
Earnings from operations                       471        672         641      1,111      745

(1)  After deducting $538 million of restructuring costs from continuing operations which reduced net earnings by $379 million and after deducting $12 million from discontinued
     operations which reduced net earnings by $8 million.

(2)  The net loss for 1993 was due to an after-tax charge of $2.17 billion from the cumulative effect of adopting SFAS No. 106, Employers' Accounting for Postretirement Benefits Other
     Than Pensions, and SFAS No. 112, Employers' Accounting for Postemployment Benefits.

(3)  After deducting $220 million of restructuring costs which reduced net earnings by
     $141 million.

(4)  Net earnings for 1992 benefited by $152 million from the cumulative effect of adopting
     SFAS No. 109, Accounting for Income Taxes.

(5)  After deducting $1,605 million of restructuring costs which reduced net earnings by
     $1,032 million.

(6)  After deducting $888 million for the litigation judgment including post-judgment interest which reduced net earnings by $564 million.

(7)  After deducting $858 million of restructuring costs from continuing operations which reduced net earnings by $538 million and after deducting $17 million of restructuring costs from discontinued operations which reduced net earnings by $11 million.

(8)  Based on average number of shares outstanding.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

- -----------------------------------------------------------------------------

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Nominees to Serve as Directors for a Three-Year Term Expiring at the 1997 Annual Meeting (Class I Directors)

MARTHA LAYNE COLLINS

Governor Collins, 57, was elected to the Board of Directors in May 1988. She is President of Martha Layne Collins and Associates, a consulting firm, and is also President of St. Catharine College in Springfield, Kentucky, a position she assumed in July 1990. Following her receipt of a B.S. from the University of Kentucky, Governor Collins taught from 1959 to 1970. After acting as Coordinator of Women's Activities in a number of political campaigns, she served as Clerk of the Supreme Court of the Commonwealth of Kentucky from 1975 to 1979. She was elected to a four-year term as Governor of the Commonwealth of Kentucky in 1983 after having served as Lieutenant Governor from 1979 to 1983. Governor Collins, who has served as a Fellow at the Institute of Politics, Harvard University, is a director of R. R. Donnelley & Sons Company and Bank of Louisville.


CHARLES T. DUNCAN

Mr. Duncan, 69, who was elected to the Board of Directors in August 1977, has had a career that includes private practice with law firms in New York and Washington, D.C., as well as public service. Following service as Principal Assistant United States Attorney for the District of Columbia, General Counsel for the U.S. Equal Employment Opportunity Commission, and Corporation Counsel for the District of Columbia, Mr. Duncan joined the faculty of Howard Law School, where he served as Dean and Professor of Law from 1974 to 1978. Named a partner in the law firm of Reid & Priest in 1984, he became senior counsel in January 1990. Prior to joining Reid & Priest, Mr. Duncan was a partner in Peabody, Lambert & Meyers. Mr. Duncan, who was graduated from Dartmouth College in 1947 and from Harvard Law School in 1950, is a director of TRW, Inc.


GEORGE M. C. FISHER

Mr. Fisher, 53, became Chairman, President and Chief Executive Officer of Eastman Kodak Company effective December 1, 1993. Mr. Fisher most recently served as Chairman and Chief Executive Officer of Motorola, Inc., after having served as President and Chief Executive Officer between 1988 and 1990 and Senior Executive Vice President and Deputy to the Chief Executive Officer between 1986 and 1988. Mr. Fisher holds a bachelor's degree in engineering from the University of Illinois and a masters in engineering and doctorate in applied mathematics from Brown University. He is a member of the board of directors of the American Express Company.


PAUL E. GRAY

Dr. Gray, 62, was elected to the Board of Directors in September 1990. Chairman of the Corporation of the Massachusetts Institute of Technology (M.I.T.) since October 1990, Dr. Gray served for the ten preceding years as President of M.I.T. He has also served on the M.I.T. faculty and in the academic administration, including responsibilities as Associate Provost, Dean of Engineering, and Chancellor. Dr. Gray earned his bachelor's, master's, and doctorate degrees in electrical engineering from M.I.T. He is a director of Arthur D. Little, Inc., The Boeing Co., and The New England.


JOHN J. PHELAN, JR.

Mr. Phelan, 62, who joined the Kodak Board of Directors in December 1987, is the retired Chairman and Chief Executive Officer of the New York Stock Exchange, a position which he held from 1984 until 1990. He is President of the International Federation of Stock Exchanges, a member of the Council on Foreign Relations, and a Senior Advisor to the Boston Consulting Group. Mr. Phelan, a graduate of Adelphi University, is active in educational and philanthropic organizations and is also a director of Avon Products, Inc., Merrill Lynch & Co., Inc., Metropolitan Life Insurance Company and SONAT Inc.

Directors Serving a Term Expiring at the 1995 Annual Meeting  (Class II
Directors)

ALICE F. EMERSON

Dr. Emerson, 62, is a Fellow of The Andrew W. Mellon Foundation, a position she assumed in 1991 after having served as President of Wheaton College in Massachusetts since 1975. Prior to 1975, Dr. Emerson served the University of Pennsylvania, first as Dean of Women from 1966 to 1969 and subsequently as Dean of Students. Elected to the Kodak Board of Directors in May 1992, Dr. Emerson received her bachelor's degree from Vassar College and her Ph.D. degree from Bryn Mawr College. She is a member of the boards of directors of AES Corporation, Bank of Boston Corporation and Champion International Corp.


ROBERTO C. GOIZUETA

Mr. Goizueta, 62, is Chairman and Chief Executive Officer of The Coca-Cola Company. He was elected to this position in March 1981, having served as President from May 1980 to March 1981. Prior to becoming President, he was a Vice Chairman and Executive Vice President. Mr. Goizueta, who was elected to the Kodak Board of Directors in May 1989, received a B.S. degree in chemical engineering from Yale University. He is a member of the boards of directors of Ford Motor Company, SONAT Inc. and SunTrust Banks, Inc.


WILBUR J. PREZZANO

Mr. Prezzano, 53, who joined the Kodak Board of Directors in May 1992, is a Group Vice President of Eastman Kodak Company and President of Kodak's Health Group. Mr. Prezzano joined the Company in 1965 in the statistical department and has held positions in Treasurer's, Business Systems Markets, Customer Equipment Services Division, Copy Products, Marketing Division, International Photographic Operations and Photographic Products. He served as Group Vice President and General Manager, International, from January 1990 to September 1991, when he became President of Kodak's Health Group. Mr. Prezzano received B.S. and M.B.A. degrees from the University of Pennsylvania's Wharton School.


LEO J. THOMAS

Dr. Thomas, 57, who joined the Kodak Board of Directors in May 1992, is a Group Vice President of Eastman Kodak Company and President of Kodak's Imaging Group. Dr. Thomas began his Kodak career in 1961, and held various positions in the Research Laboratories before being named Director of Research and elected a Vice President in 1977. In December 1978, he was elected a Senior Vice President and in 1984, he was appointed General Manager, Life Sciences. Following the acquisition of Sterling Drug Inc. in 1988, Dr. Thomas was named Sterling Vice Chairman, and was elected the subsidiary's Chairman in September 1988. He became General Manager of the Health Group in 1989 and was elected a Group Vice President in November 1989. In September 1991, Dr. Thomas became President of the Imaging Group, which was formed to consolidate Kodak's photographic and commercial imaging businesses. Dr. Thomas holds a B.S. degree from the University of Minnesota and M.S. and Ph.D. degrees from the University of Illinois. He is a member of the boards of directors of Rochester Telephone Corporation and John Wiley & Sons, Inc.


Directors Serving a Term Expiring at the 1996 Annual Meeting  (Class III
Directors)


RICHARD S. BRADDOCK

Mr. Braddock, 52, was elected to the Kodak Board of Directors in May 1987.
He was Chief Executive Officer of Medco Containment Services, Inc. from January 1993 until October 1993, after having served as President and Chief Operating Officer of Citicorp and its principal subsidiary, Citibank, N.A. from January 1990 through October 1992. Prior to that, he served for approximately five years as Sector Executive in charge of Citicorp's Individual Bank, one of the financial services company's three core businesses. Mr. Braddock was graduated from Dartmouth College in 1963 with a degree in history, and received his M.B.A. from the Harvard School of Business Administration in 1965. He is a director of Duty Free Shops, Lotus Development and VISX Inc.

KARLHEINZ KASKE


Dr. Kaske, 65, served as President and Chief Executive Officer of Siemens AG from 1981 until his retirement in September 1992. Dr. Kaske joined Siemens in 1960 and held a variety of positions with Siemens AG, including head of Process Engineering and head of the Power Engineering Group. He holds a diploma in physics from the Technical University of Aachen and a Doctorate of Engineering from the Technical University of Brunswick. Dr. Kaske is Chairman of the supervisory board of MAN Aktiengesellschaft and a member of the supervisory boards of Philipp Holzmann AG and Linde AG.


RICHARD A. ZIMMERMAN

Mr. Zimmerman, 62, who joined the Kodak Board of Directors in July 1989, is the retired Chairman and Chief Executive Officer of Hershey Foods Corporation. Mr. Zimmerman joined Hershey in 1958 and was named Vice President in 1971. Appointed a Group Vice President later in 1971, he became President and Chief Operating Officer in 1976. He was named Chief Executive Officer in January 1984 and Chairman of the Board in March 1985. Mr. Zimmerman was graduated from Pennsylvania State University. He is a member of the boards of directors of Hershey Trust Company and Westvaco Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     COMPENSATION OF DIRECTORS Directors who are compensated as employees of the Company receive no additional compensation as directors. Each director who is not an employee of the Company receives an annual retainer of $38,000, payable $12,000 in common stock of the Company and $26,000 in cash. In addition, each such director receives a fee of $900 for each Board meeting attended and $750 for each Board committee and special meeting attended, except the Corporate Directions Committee and the Special Search Committee (which was in existence for a few months during 1993 to lead the search for a new chief executive officer) whose members received $1,500 for each meeting. There is a deferred compensation plan available to all such directors for the cash portion of their compensation, in which two directors participated in 1993. Each director who is not an employee of the Company is eligible to participate in a retirement plan for directors which provides an annual retirement benefit equal to the then-current annual retainer, if the director has served at least five years. Directors who have served fewer than five years are entitled to a prorata retirement benefit.
Each director who is not an employee of the Company is covered by group term life insurance in the amount of $100,000, which decreases to $50,000 at the later of retirement from the Board under the retirement plan described above or age 65. In the event of a change in control (as defined in the applicable plans) each account under the deferred compensation plan will be paid in a single lump sum cash payment and all retirement benefit payments will be paid in a single lump sum cash payment equal to the present value of the remaining retirement benefits.

     Each non-employee director is eligible to participate in the Company's Directors' Charitable Award Program, which provides for a contribution by the Company of $1,000,000 following the director's death to up to four charitable institutions recommended by the director. The individual directors derive no financial benefits from this Program, which is funded by joint life insurance policies purchased by the Company and self insurance. The purposes of the Program are to further the Company's philanthropic endeavors, with particular emphasis on education, acknowledge the service of the Company's directors, recognize the interest of the Company and the directors in supporting worthy charitable and educational institutions and to enable the Company to attract and retain directors of the highest caliber. Directors who are participating in the Program are Messrs. Braddock, Duncan, Phelan, and Zimmerman, Drs. Emerson, Gray, and Kaske, and Gov. Collins.

     COMPENSATION OF EXECUTIVE OFFICERS The individuals named in the following table were the Company's Chief Executive Officers and the four highest paid executive officers during 1993.

                                               SUMMARY COMPENSATION TABLE

                                            Annual Compensation                     Long-Term Compensation
                                ---------------------------------   -------------------------------------------------
                                                                                  Awards      Payouts
                                                                                  ------      -------
                                                        Other
                                                        Annual      Restricted    Securities            All other
Name and                                                Compen-     Stock         Underlying  LTIP      Compensa-
Principal Position     Year     Salary (a)   Bonus (b)  sation      Award(s)      Options(c)  Payouts   tion
- ------------------     ----     ----------   --------   ----------  ----------    ----------  -------   -------------
G. M. C. Fisher        1993     $330,769     $154,000   $      0    $1,270,000(d) 1,323,529   $     0   $5,000,000(e)
Chairman, President,
and Chief Executive
Officer (eff. 12/1/93)

K. R. Whitmore         1993      930,769      374,255     96,154(f)          0       35,685         0    1,666,667(g)
Chairman, President,   1992    1,000,000      461,014         50(h)          0       62,230         0            0
and Chief Executive    1991      957,693      188,510          0             0       62,230         0            0
Officer (until 12/1/93)

R. T. Bourns           1993      400,000      227,563          0             0       10,017         0            0
Senior Vice            1992      343,462      127,873          0             0       17,530         0            0
President              1991      279,038      150,489          0             0       16,278         0            0

E. W.                  1993      500,000      276,028          0             0       15,026    50,118(i)         0
Deavenport, Jr.        1992      483,333      270,128        850(h)          0       24,542         0            0
Group Vice             1991      423,333      184,354         50(h)          0       22,664         0            0
President

W. J. Prezzano         1993      536,000      259,752    306,298(j)          0       15,026         0            0
Group Vice             1992      536,000      291,146    391,865(j)          0       25,795         0            0
President              1991      501,961      114,806         50(h)          0       25,795         0            0

L. J. Thomas           1993      592,308      301,008          0             0       19,158         0            0
Group Vice             1992      580,000      267,306          0             0       33,182         0            0
President              1991      495,769      264,296         50(h)          0       28,674         0            0

(a)  Includes amounts paid and deferred
(b)  Includes both Wage Dividend (WD) and Management Annual Performance Plan (MAPP) paid in the year following for services rendered in the year indicated, in the following amounts for 1993:  G. M. C. Fisher- $154,000 WD, $0 MAPP;
     K.R. Whitmore - $107,255 WD, $267,000 MAPP; R.T. Bourns - $37,563 WD, $190,000 MAPP; E. W. Deavenport, Jr. -
     $55,209 WD, $220,819 MAPP; W. J. Prezzano - $59,752 WD, $200,000 MAPP; L. J. Thomas - $61,008 WD, $240,000 MAPP.
(c)  Pursuant to the operation of the 1990 Omnibus Long-Term Compensation Plan, outstanding options were adjusted by a factor of 1.2521 as a result of the spin-off of Eastman Chemical Company effective December 31, 1993.
(d)  This amount represents 20,000 shares of restricted stock valued at $63.50 per share, which was the closing price of
     Kodak stock on the date of grant, November 11, 1993, on the New York Stock Exchange.  These shares are restricted until October 26, 1998 and receipt of these shares by Mr. Fisher is conditioned upon his continued employment with the Company until such date.  Dividends are paid on these shares as and when dividends are paid on Kodak common stock.
(e)  This represents a hiring bonus, including amounts paid to reimburse Mr. Fisher for compensation and benefits he forfeited upon termination of employment with his previous employer.
(f)  The amount shown is a payment in lieu of vacation.
(g)  This represents the total severance payment to be made to K. R. Whitmore in installments.  See Termination of
     Employment on page 53.
(h)  The amounts shown for 1991 and 1992 include the cost of certain medical benefits which, when aggregated with other perquisites, is less than the required disclosure threshold for 1993.
(i)  Paid in 1993 in a combination of cash and common stock for the 1987-89 award cycle under the 1985 Long-Term
     Performance Award Plan, with the fair market value of the stock on the date of payment of $40.8125 per share.  This
     Plan is no longer in operation; this is a delayed distribution from an earlier cycle.
(j) This amount represents tax reimbursement for overseas assignments in 1990 and 1991.

                                          OPTION/SAR GRANTS IN 1993

                                       Individual Grants
- --------------------------------------------------------------------------------------
                   Number of     Percentage                   Market                    Potential Realizable Value at Assumed
                   Securities    of Total                     Price                     Annual Rate of Stock Price Appreciation
                   Underlying    Options/SARs                 Per                               for Option Term (a)
                   Options/      Granted to      Exercise     Share                     --------------------------------------
                   SARs          Employees in    Base Price   On Date       Expiration
     Name          Granted(b)    1993            Per Share(b) of Grant(c)   Date            0% (d)         5% (e)      10% (f)
- ----------------   --------      ------------    ----------   ----------    ------      ----------    -----------  -----------
G. M. C. Fisher    1,323,539(g)     24.54%       $50.467      $50.467       11/10/03    $        0    $42,013,098  $106,456,212

K. R. Whitmore        35,685(h)      0.66         43.175       43.175        3/10/03             0        969,026    2,455,306


R. T. Bourns          10,017(h)      0.19         43.175       43.175        3/10/03             0        272,012      689,220


E. W.
Deavenport, Jr.       15,026(h)      0.28         43.175       43.175        3/10/03             0        408,031    1,033,864


W. J. Prezzano        15,026(h)      0.28         43.175       43.175        3/10/03             0        408,031    1,033,864


L. J. Thomas          19,158(h)      0.36         43.175       43.175        3/10/03             0        520,235    1,318,166


All Shareholders
   at $43.175         N/A            N/A           N/A          N/A           N/A                0      9 billion   23 billion
   at $50.467                                                                                          10 billion   27 billion

Gain of named         N/A            N/A           N/A          N/A           N/A              N/A        .005         .005
officers as
portion of all                                                                              .004          .004
shareholder gain

(a)  The dollar amounts under these columns are the result of calculations at 0% and at the 5% and 10% rates set by the
     Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the
     Company's stock price.
(b)  Pursuant to the operation of the 1990 Omnibus Long-Term Compensation Plan, outstanding options were adjusted by a factor of 1.2521 as a result of the spin-off of Eastman Chemical Company effective December 31, 1993.
(c)  The market price per share on November 11, 1993 was $63.19 and the market price per share on March 11, 1993 was $54.06.
     These are equivalent to market prices per share of $50.467 and $43.175, respectively, after giving effect to the spin-off of Eastman Chemical Company.
(d)  No gain to the optionees is possible without an increase in stock price, which will benefit all shareholders commensurately.  A zero percent increase in stock price will result in zero dollars for the optionee.
(e)  A 5% per year appreciation in stock price from $50.467 per share and 43.175 per share yields $82.21 and $70.33 respectively.
(f)  A 10% per year appreciation in stock price from $50.467 per share and $43.175 per share yields $130.90 and $111.98 respectively.
(g)  20% of these options vest on each anniversary of the grant date.  Vesting accelerates upon retirement, death, disability or termination for an approved reason.  No options will be granted to Mr. Fisher in 1994.
(h)  50% of these options vest on the first anniversary of the grant date and 50% vest on the second anniversary of the grant date.  Vesting accelerates upon retirement, death, disability or termination for an approved reason.

                             AGGREGATE OPTION/SAR EXERCISES IN 1993
                              and 1993 YEAR-END OPTION/SAR VALUES


                                          Number of Securities        Value of Unexercised
                                          Underlying Unexercised      in-the-money
                                          Options/SARs at             Options/SARs at
                 Number                   December 31, 1993(a)        December 31, 1993(b)
                 of Shares                --------------------------  --------------------------
                 Acquired on   Value
Name             Exercise      Realized   Exercisable  Unexercisable  Exercisable  Unexercisable
- -------------    ----------    ---------  -----------  -------------  -----------  -------------
G.M.C. Fisher        0         $      0           0    1,323,539       $        0   $       0


K. R. Whitmore   3,405           82,268     409,607            0        4,328,100           0


R. T. Bourns       450           27,563      48,459       28,799          548,918     175,825


E.W.
Deavenport, Jr.    755           39,838           0(c)         0(c)             0(c)        0(c)

W. J. Prezzano   3,970          218,721     121,136       44,077        1,477,245     272,526


L. J. Thomas       550           29,764      98,270       52,277        1,130,657     312,641

                             Footnotes to the Option Exercise Table

(a) Pursuant to the operation of the stock option plans, outstanding options were adjusted by a factor of 1.2521 to reflect the spin-off of Eastman Chemical Company effective
    December 31, 1993.
(b) Based on the closing price on the New York Stock Exchange - Composite Transactions of the
    Company's Common Stock on a when-issued basis on that date of $44.37 per share.
(c) E. W. Deavenport, Jr. surrendered all of his 124,898 Kodak stock options in connection with the spin-off of Eastman Chemical Company in exchange for options on shares of Eastman
    Chemical Company stock to be granted by Eastman Chemical Company.

                          Long-Term Incentive Plan

In March 1993, the 1993-1995 Restricted Stock Program, a performance share unit arrangement under the 1990 Omnibus Long-Term Compensation Plan, was approved by the Executive Compensation and Development Committee. Payouts of awards, if any, are tied to achieving specified levels of stock price, return on assets, and total shareholder return relative to the Standard & Poor's 500 Index, over the period 1993-1995. The target amount will be earned if the target level for each of these three criteria is achieved. The target stock price must be achieved to trigger a payment of 100% of target. The threshold stock price must be achieved to trigger a payment of 50% of target. If the threshold stock price is not achieved, no payment is made. The Committee will determine the payout based upon its review of Company performance at the end of the performance period. Awards, if any, will be paid in the form of restricted stock, which restrictions will lapse upon the participant's attainment of age 60. Participants who terminate employment for reasons of death, disability, retirement or an approved reason, prior to the completion of the performance cycle, will receive their award, if any, at the conclusion of the performance period in the form of shares of Kodak common stock with no restrictions.

                                                      Estimated Future Payouts Under Non-Stock
                   Number of    Performance             Price-Based Plans
                   Share Units  or Other Period   ----------------------------------------------
                   or Other     Until Maturation  Threshold       Target          Maximum
Name               Rights (#)   or Payout         # of shares(a)  # of shares(a)  # of shares(b)
- -----------------  -----------  ----------------  --------------  --------------  --------------
G. M. C. Fisher      65,214(c)    1/1/93-12/31/95   32,607(c)       65,214(c)


K. R. Whitmore       31,303(c)    1/1/93-12/31/95   15,652(c)       31,303(c)

R. T. Bourns         25,042       1/1/93-12/31/95   12,521          25,042

E. W. Deavenport,
 Jr.                 12,521(c)    1/1/93-12/31/95    6,261(c)       12,521(c)

W. J. Prezzano       37,563       1/1/93-12/31/95   18,782          37,563

L. J. Thomas         50,084       1/1/93-12/31/95   25,042          50,084

                          Footnotes to Long-Term Incentive Plan Table

(a) Pursuant to the operation of the the 1990 Omnibus Long-Term Compensation Plan, the number of shares has been adjusted by a factor of 1.2521 to reflect the spin-off of Eastman Chemical
    Company.

(b) Under the terms of the Restricted Stock Program, should performance exceed the targeted performance, a greater number of shares than the target could be paid and there is no maximum stated in the program.

(c) Individuals who participate for less than the full performance period will receive a prorated amount of the award, if any, determined at the end of the performance period based upon the duration of their participation during the performance period.

EMPLOYMENT CONTRACTS

    On October 27, 1993, the Company entered into an Agreement covering a period of five years, for the employment of George M. C. Fisher as Chairman, President and Chief Executive Officer of the Company. Upon execution of the Agreement, Mr. Fisher received $5,000,000 as an inducement for entering into the Agreement and as reimbursement for compensation and benefits that he would forfeit upon termination of his employment with his previous employer. Mr. Fisher's base salary is $2,000,000, subject to review on an annual basis. Mr. Fisher will participate in MAPP and will have an annual target award opportunity of at least $1,000,000, with that amount guaranteed for services rendered in each of 1994 and 1995. Mr. Fisher was granted 20,000 shares of restricted stock with the restrictions lapsing at the end of five years. The contract provided for the grant to Mr. Fisher in 1993 of 1,057,055 stock options (1,323,539 after adjustment for the ECC spin-off) and no stock options are to be granted to Mr. Fisher in 1994. The contract provided for the Company to make two loans to Mr. Fisher in the total amount of $8,284,400 for five years with interest at the rate of 4.86% (which is the most recently announced rate under Section 1274(d) of the Internal Revenue Code, prior to October 27, 1993). $4,284,400 of this amount was loaned to Mr. Fisher due to his forfeiture of 80,000 stock options from his prior employer which resulted from his accepting employment with the Company. Mr. Fisher was required to use all of the loan proceeds except $1,500,000 to purchase Kodak stock. The shares he purchased are reflected in the security ownership table. Twenty percent of the principal and all of the accrued interest on each of these loans are to be forgiven on each of the first five anniversaries of such loans provided Mr. Fisher is still employed by the Company.

    In addition, where necessary, Mr. Fisher has been given credit for a period of service sufficient to allow him to obtain the maximum benefit available under Kodak's benefit plans. In particular, Mr. Fisher was credited with five years of service for purposes of the Wage Dividend and seventeen years of service for purposes of calculating a retirement benefit. The Company is providing Mr. Fisher with an apartment until he purchases a permanent residence in the Rochester area. The Company has agreed to purchase Mr. Fisher's current residence in Barrington Hills, Illinois. In addition, the Company has agreed to reimburse Mr. Fisher for all closing costs associated with a previous residence, which was sold after he accepted employment with the Company. The Company is providing Mr. Fisher with term life insurance equal to 3.5 times his base salary and a disability benefit equal to 60% of base salary. In the event of Mr. Fisher's death prior to the termination of this Agreement, the Agreement provides for salary continuation for ninety days, the payment of all annual and long-term incentives, vesting of all stock options and awards and the forgiveness of the loans. If
Mr. Fisher's employment is terminated by the Company without cause or in the event of a change in control, Mr. Fisher is entitled to the greater of the remaining term of his employment contract or 36 months of salary continuation, immediate vesting of stock options, the lapsing of any restrictions on any restricted stock award and the payment of any incentive awards. Mr. Fisher is entitled to reimbursement for taxes paid on certain of the foregoing payments, including any amounts constituting "parachute payments" under the Internal Revenue Code. If Mr. Fisher dies prior to retirement, his spouse is entitled to a 50% survivor annuity.

TERMINATION OF EMPLOYMENT

    The Company has a general severance arrangement available to substantially all employees. This Termination Allowance Plan provides two weeks of compensation for every year of service with a maximum of fifty-two weeks of salary. Mr. Whitmore received fifty-two weeks of termination allowance computed using the formula in the Termination Allowance Plan.

    The Company has entered into a retention arrangement with Mr. Prezzano. The Agreement provides that if Mr. Prezzano's employment is terminated prior to September 30, 1995 by the Company other than for cause, or by Mr. Prezzano as a result of a diminution in duties or base salary, he shall be entitled to an unreduced retirement annuity and a termination allowance equal to two weeks of pay for each year of service up to a maximum of 52 weeks of pay.
The Agreement also prohibits Mr. Prezzano from working for a competitor for a period of three years following termination of employment.

CHANGE IN CONTROL ARRANGEMENTS

    In the event of a change in control, the following would occur: (i) each participant in the Executive Deferred Compensation Plan would receive the balance in his/her account in a single lump sum cash payment; (ii) each participant in the Management Annual Performance Plan would be paid his/her target award for such year and any other year for which payment of awards had not been made as of such date; and (iii) all outstanding stock options and stock appreciation rights would become fully vested and each holder would be paid in a lump sum cash payment the difference between the exercise price and market price of Kodak common stock on the date of such event; each of the foregoing payments would be made in a single lump sum cash payment as soon as possible but no later than the 90th day following such event.

RETIREMENT PLAN

    The Company funds a tax-qualified, defined benefit pension plan for virtually all U.S. employees. Retirement income benefits are based upon the individual's "average participating compensation," which is the average of three years of those earnings described in the Plan as "participating compensation." "Participating compensation," in the case of the executive officers included in the Summary Compensation Table, is annual compensation (salary and Management Annual Performance Plan payments), including allowances in lieu of salary for authorized periods of absence, such as illness, vacation or holidays.

    For an employee with up to 35 years of accrued service, the annual normal retirement income benefit is computed by multiplying the number of years of accrued service by the sum of (a) 1.3% of "average participating compensation" ("APC") for the employee's final three years, plus (b) .3% of APC in excess of the average Social Security wage base for the employee's final three years. For an employee with more than 35 years of accrued service, the amount computed above is increased by 1% for each year in excess of 35 years.

    The retirement income benefit is not subject to any deductions for Social Security benefits or other offsets. Officers are entitled to benefits on the same basis as other employees. The normal form of benefit is an annuity, but a lump sum payment is available as an option.

                             Pension Plan Table
                     Annual Retirement Income Benefits
                 Straight Life Annuity Beginning at Age 65

"Average                             Years of Service
Participating -----------------------------------------------------------
Compensation"    15        20        25       30           35          40
- ------------- --------  --------  --------  ----------  ---------- ----------
$  400,000    $ 96,000  $128,000  $160,000  $  192,000  $  224,000 $  235,200
   600,000     144,000   192,000   240,000     288,000     336,000    352,800
   800,000     192,000   256,000   320,000     384,000     448,000    470,400
 1,000,000     240,000   320,000   400,000     480,000     560,000    588,000
 1,200,000     288,000   384,000   480,000     576,000     672,000    705,600
 1,400,000     336,000   448,000   560,000     672,000     784,000    823,200
 1,600,000     384,000   512,000   640,000     768,000     896,000    940,800
 1,800,000     432,000   576,000   720,000     864,000   1,008,000  1,058,400
 2,000,000     480,000   640,000   800,000     960,000   1,120,000  1,176,000
 2,200,000     528,000   704,000   880,000   1,056,000   1,232,000  1,293,600
 2,400,000     576,000   768,000   960,000   1,152,000   1,344,000  1,411,200

NOTE: To the extent that any individual's annual retirement income benefit exceeds the amount payable from the Company's funded Plan, it is paid from one or more unfunded supplementary plans.

The following table shows the years of accrued service credited to each of the six individuals named in the Summary Compensation Table. This table also shows for each named individual the amount of his "average participating compensation" at the end of 1993.

                                           "Average
                         Years of          Participating
                         Service           Compensation"

G. M. C. Fisher          17*               $1,999,998
K. R. Whitmore           36                 1,278,325
R. T. Bourns             35                   446,429
E. W. Deavenport, Jr.    33                   644,265
W. J. Prezzano           28                   706,940
L. J. Thomas             32                   770,558

*Under the terms of his employment contract, Mr. Fisher has been credited with seventeen years of service for purposes of calculating his retirement benefit. However, any pension benefit payable to Mr. Fisher by the Company will be offset by any pension benefit paid to Mr. Fisher by his prior employer.

    In the event of a change in control (as defined in the Retirement Plan), a participant whose employment is terminated, for a reason other than death, disability, cause or voluntary resignation, within 5 years of the date of such event would be credited with up to 5 additional years of service and, where the participant is age 50 or over on the date of such event, up to 5 additional years of age, for the following plan purposes: (i) to determine eligibility for early and normal retirement; (ii) to determine eligibility for a vested right; and (iii) to calculate the amount of retirement benefit. The actual number of years of service and years of age that would be granted to such a participant would decrease proportionately depending upon the number of years that elapse between the date of a change in control and the date of the participant's termination of employment. Further, if the Plan is terminated within 5 years after a change in control, the benefit for each plan participant will be calculated as indicated above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

Directors, Nominees
and Executive                 Number of Common Shares
Officers                      Owned on Jan. 4, 1994
- -------------------           -----------------------

Richard T. Bourns                   64,311*+
Richard S. Braddock                  2,120
Martha Layne Collins                 1,925
Earnest W. Deavenport, Jr.           4,929~
Charles T. Duncan                    2,177
Alice F. Emerson                       977
George M. C. Fisher                127,400=
Roberto C. Goizueta                  4,084
Paul E. Gray                         1,444
C. Michael Hamilton                 21,127*
Karlheinz Kaske                        938
John R. McCarthy                    84,823*
John J. Phelan, Jr.                  2,283
Wilbur J. Prezzano                 150,648*
Leo J. Thomas                      128,154*
Gary P. Van Graafeiland             20,992*
Kay R. Whitmore                    436,059*
Richard A. Zimmerman                 2,504
All Directors, Nominees and       1,056,895*#
  Executive Officers as a
  Group (18), including the above

NOTES: * Includes shares which may be acquired in the following amounts by exercise of stock options: R. T. Bourns - 59,729; C. M. Hamilton - 19,723;
J. R. McCarthy - 83,901; W. J. Prezzano - 139,418; L. J. Thomas - 117,365; G.
P. Van Graafeiland - 18,440; K. R. Whitmore - 409,607; and all directors, nominees and executive officers as a group - 848,183. The number of stock options has been adjusted to reflect the spin-off of Eastman Chemical Company.

    =Includes 20,000 shares of restricted stock.

    +The shares shown do not include 1,969 Eastman Kodak Company common stock equivalents which are held in Kodak's Executive Deferred Compensation Plan for R. T. Bourns.

    ~Mr. Deavenport surrendered all of his 124,898 Kodak stock options in connection with the spin-off of Eastman Chemical Company.

        # The total number of shares beneficially owned by all directors, nominees and executive officers as a group is less than one percent of the Company's outstanding shares.

    Beneficial security ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Accordingly, except as noted below, all Company securities over which the directors, nominees and executive officers directly or indirectly have or share voting or investment power have been deemed beneficially owned. The figures above include shares held for the account of the above persons in the Automatic Dividend Reinvestment Service for Shareholders of Eastman Kodak Company, in the Kodak Employee Stock Ownership Plan, and the interests, if any, of those of the above persons in Fund A of the Eastman Kodak Employees' Savings and Investment Plan, stated in terms of Kodak shares.

    The table does not include approximately 5,712,994 shares of the Company's stock (less than 2 percent of the outstanding shares) held in the Kodak Stock Fund of the Eastman Kodak Employees' Savings and Investment Plan for the benefit of some 25,195 employees and former employees, over which a committee consisting of five individuals, including four Company officers, has discretionary voting power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                    Page No.
(a) 1.  Consolidated financial statements:
        Report of independent accountants                             18
        Consolidated statement of earnings                            19
        Consolidated statement of retained earnings                   21
        Consolidated statement of financial position                  22
        Consolidated statement of cash flows                          23
        Notes to financial statements                                 24-43

    2.  Financial statement schedules:
           I - Marketable securities                                  59
          II - Amounts receivable from employees                      60
           V - Properties                                             61
          VI - Accumulated depreciation of properties                 62
        VIII - Valuation and qualifying accounts                      63
          IX - Short-term borrowings                                  64
           X - Supplementary consolidated statement of earnings
                information                                           65

        All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

    3.  Additional data required to be furnished:

        Exhibits required as part of this report are listed in the index appearing on pages 66 through 68. The management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report are listed on pages 66 through 67, Exhibit Numbers (10)A - (10)R.

(b) Report on Form 8-K.

    No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 1993.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     EASTMAN KODAK COMPANY
         (Registrant)

By:
   George M. C. Fisher, Chairman of
   the Board, President and Chief
   Executive Officer




Date:    March 11, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Harry L. Kavetas, Senior                       Roberto C. Goizueta, Director
Vice President and Chief Financial Officer



C. Michael Hamilton, General Comptroller       Paul E. Gray, Director



Richard S. Braddock, Director                  Karlheinz Kaske, Director



Martha Layne Collins, Director                 John J. Phelan, Jr., Director



Charles T. Duncan, Director                    Wilber J. Prezzano, Director



Alice F. Emerson, Director                     Leo J. Thomas, Director



George M. C. Fisher, Director                  Richard A. Zimmerman, Director






Date:  March 11, 1994

                     CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-48258, No. 33-48955, and No. 33-49285), Form S-4 (No. 33-48891) and Form S-8
(No. 2-77145, No. 33-5803, No. 33-36731, No. 33-38631, No. 33-38632,
No. 33-38633, No. 33-38634, and No. 33-35214) of Eastman Kodak Company of our report dated January 31, 1994, except for the Subsequent Event note, which is as of March 2, 1994, appearing on page 18 of this Annual Report on Form 10-K.



PRICE WATERHOUSE
New York, New York
March 11, 1994

                                                             Schedule I

               Eastman Kodak Company and Subsidiary Companies

               Marketable Securities as of December 31, 1993

                               (in millions)
                                                                             Amount Shown in
                                         Principal                             Statement of
Name of Issuer or Title of Issue          Amount       Cost       Market    Financial Position
U. S. Govt. Securities                     $200        $200        $200           $200
Certificates of deposit                     122         122         122            122
Other securities                              9           9           9              9
                                           ----        ----        ----           ----
    Totals                                 $331        $331        $331           $331
                                           ====        ====        ====           ====

                                                                 Schedule II

               Eastman Kodak Company and Subsidiary Companies

                     Amounts Receivable From Employees

                               (in millions)

                          Balance        1993          1993         Balance
Name of Debtor            1/1/93      Additions     Collections     12/31/93

George M. C. Fisher*      $  -          $8.4          $  -            $8.4

Other employees with loans
 greater than $100,000**   2.1           0.5           0.7             1.9

* Interest rate on Mr. Fisher's loan is 4.86% compounded semi-annually. Twenty percent of the principal and all accrued interest shall be forgiven on each of the first five anniversaries of the date of the loan, provided that Mr. Fisher shall not be entitled to forgiveness on any such anniversary date if he has terminated his employment through voluntary termination, as defined in his employment agreement, on or prior to such anniversary date.

** Amounts each year represent housing loans for approximately ten to fifteen employees located outside the United States, primarily in Japan.

                                                                           Schedule V

                         Eastman Kodak Company and Subsidiary Companies

                                           Properties

                                         (in millions)
                                                            Sales,
                                  Balance at  Additions   Retirements    Balance at
                                  Beginning      at        and Other       End of
                                  of Period     Cost        Changes        Period


Year ended December 31, 1993

  Land                            $   278     $    1      $   12         $   267
  Buildings & Building Equipment    3,047         95         (12)          3,154
  Machinery & Equipment             9,508        900       1,003           9,405
  Construction in Progress            774         86         375             485
                                  -------     ------      ------         -------

      TOTAL                       $13,607     $1,082      $1,378         $13,311
                                  =======     ======      ======         =======

Year ended December 31, 1992

  Land                            $   263     $    8      $   (7)        $   278
  Buildings & Building Equipment    3,033        105          91           3,047
  Machinery & Equipment             9,096      1,207         795           9,508
  Construction in Progress            729        305         260             774
                                  -------     ------      ------         -------

      TOTAL                       $13,121     $1,625      $1,139         $13,607
                                  =======     ======      ======         =======

Year ended December 31, 1991

  Land                            $   259     $    6      $    2         $   263
  Buildings & Building Equipment    2,867        152         (14)          3,033
  Machinery & Equipment             8,304      1,272         480           9,096
  Construction in Progress            838        103         212             729
                                  -------     ------      ------         -------

      TOTAL                       $12,268     $1,533      $  680         $13,121
                                  =======     ======      ======         =======

                                                                            Schedule VI

                         Eastman Kodak Company and Subsidiary Companies

                             Accumulated Depreciation of Properties

                                         (in millions)

                                                            Sales,
                                  Balance at  Additions   Retirements  Balance at
                                  Beginning    Charged     and Other     End of
                                  of Period  to Earnings    Changes      Period


Year ended December 31, 1993

  Buildings & Building Equipment  $1,492      $  126        $ 63        $1,555
  Machinery & Equipment            5,351         832         793         5,390
                                  ------      ------        ----        ------

         TOTAL                    $6,843      $  958        $856        $6,945
                                  ======      ======        ====        ======

Year ended December 31, 1992

  Buildings & Building Equipment  $1,469      $  132        $109        $1,492
  Machinery & Equipment            5,031         925         605         5,351
                                  ------      ------        ----        ------

         TOTAL                    $6,500      $1,057        $714        $6,843
                                  ======      ======        ====        ======

Year ended December 31, 1991

  Buildings & Building Equipment  $1,384      $  127        $ 42        $1,469
  Machinery & Equipment            4,625         868         462         5,031
                                  ------      ------        ----        ------

         TOTAL                    $6,009      $  995        $504        $6,500
                                  ======      ======        ====        ======

                                                                           Schedule VIII

                             Eastman Kodak Company and Subsidiary Companies

                                   Valuation and Qualifying Accounts

                                             (in millions)
                                    Balance at  Additions   Deductions    Balance
                                    Beginning   Charged to   Amounts     at End of
                                    of Period   Earnings    Written Off   Period

Year ended December 31, 1993
  Deducted in the Statement of
    Financial Position:
    From Current Receivables
        Reserve for doubtful accounts  $104        $ 53        $ 63         $ 94
        Reserve for loss on returns
          and allowances                 87         187         227           47
                                       ----        ----        ----         ----
        TOTAL                          $191        $240        $290         $141
                                       ====        ====        ====         ====
    From Long-Term Receivables and
    Other Noncurrent Assets;
      Reserve for doubtful accounts    $ 28        $  6        $ 10         $ 24
                                       ====        ====        ====         ====

Year ended December 31, 1992
  Deducted in the Statement of
    Financial Position:
    From Current Receivables
        Reserve for doubtful accounts  $118        $ 58        $ 72         $104
        Reserve for loss on returns
          and allowances                 74         152         139           87
                                       ----        ----        ----         ----
        TOTAL                          $192        $210        $211         $191
                                       ====        ====        ====         ====
    From Long-Term Receivables and
    Other Noncurrent Assets;
      Reserve for doubtful accounts    $ 21        $  9        $  2         $ 28
                                       ====        ====        ====         ====

Year ended December 31, 1991
  Deducted in the Statement of
    Financial Position:
    From Current Receivables
        Reserve for doubtful accounts  $111        $ 81        $ 74         $118
        Reserve for loss on returns
          and allowances                 52         132         110           74
                                       ----        ----        ----         ----
        TOTAL                          $163        $213        $184         $192
                                       ====        ====        ====         ====
    From Long-Term Receivables and
    Other Noncurrent Assets;
      Reserve for doubtful accounts    $ 20        $  5        $  4         $ 21
                                       ====        ====        ====         ====

                                                                         Schedule IX


                        Eastman Kodak Company and Subsidiary Companies

                                    Short-Term Borrowings

                                        (in millions)


                                                                                      Weighted
                                                           Maximum       Average      Average
                                              Weighted     Amount        Amount       Interest
                                 Balance at   Average    Outstanding   Outstanding      Rate
                                   End of     Interest   During the    During the    During the
   Category of Borrowing            Year        Rate        Year          Year         Year (3)
Year Ended December 31, 1993:
  Bank Loans of Subsidiaries
    Outside the U.S.(1)             $  305      6.3%         $  919        $  697       11.2%
  Commercial Paper (2)                  -        -            1,544           998        3.5

Year Ended December 31, 1992:
  Bank Loans of Subsidiaries
    Outside the U.S.(1)              1,136      9.1           1,136           901       11.1
  Commercial Paper (2)                 596      3.9           2,506         1,795        4.2

Year Ended December 31, 1991:
  Bank Loans of Subsidiaries
    Outside the U.S.(1)                551     10.2             551           467       13.0
  Commercial Paper (2)               1,829      5.1           3,287         2,523        6.4

(1)  The average amount outstanding during the year was calculated by averaging the quarterly balances.

(2)  The average amount outstanding during the year was calculated by averaging the monthly balances.

(3)  The weighted average interest rate during the year was calculated by dividing short-term interest expense for the year by the average amount outstanding during the year.

                                                                         Schedule X

                   Eastman Kodak Company and Subsidiary Companies

            Supplementary Consolidated Statement of Earnings Information

                                   (in millions)
                                                       Charged to Earnings
                                                    1993        1992        1991

Maintenance and repairs                           $  473      $  511      $  482

Advertising and sales promotion                    1,292       1,339       1,199

               Eastman Kodak Company and Subsidiary Companies
                             Index to Exhibits
Exhibit
Number
                                                                      Page

(3)  A. Certificate of Incorporation.
        (Incorporated by reference to the Eastman Kodak Company
        Annual Report on Form 10-K for the fiscal year ended
        December 25, 1988, Exhibit 3.)

     B. By-laws, as amended through September 11, 1992.
        (Incorporated by reference to the Eastman Kodak Company
        Annual Report on Form 10-K for the fiscal year ended
        December 31, 1992,Exhibit 3.)

(4)  A. Indenture dated as of June 15, 1986 between Eastman Kodak
        Company as issuer of (i) 8.55% Notes due 1997, and (ii)
        9 5/8% Notes Due 1999, and The Bank of New York as
        Trustee.
        (Incorporated by reference to the Eastman Kodak
        Company Annual Report on Form 10-K for the fiscal year ended December 28, 1986, Exhibit 4.)

     B. Indenture dated as of January 1, 1988 between Eastman Kodak Company as issuer of (i) 9 1/8% Notes due 1998, (ii)
        9 3/8% Notes Due 2003, (iii) 9 1/2% Notes Due 2000, (iv)
        10% Notes Due 2001, (v) 9.95% Debentures Due 2018, (vi)
        9 7/8% Notes Due 2004, (vii) 10.05% Notes Due 1994, (viii)
        9 3/4% Notes Due 2004, (ix) 9.20% Notes Due 1995,  (x)
        9 1/2% Notes Due 2008, (xi) 9.20% Debentures Due 2021, and
        (xii) 7 1/4% Notes Due 1999, and The Bank of New York as Trustee.
        (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 25, 1988, Exhibit 4.)

     C. First Supplemental Indenture dated as of September 6, 1991 and Second Supplemental Indenture dated as of September 20, 1991, each between Eastman Kodak Company as issuer of Zero Coupon Exchangeable Senior Debentures Due 2006 and The Bank of New York as Trustee, supplementing the Indenture described in B.
        (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 4.)

     D. Third Supplemental Indenture dated as of January 26, 1993, between Eastman Kodak Company as issuer of Zero Coupon Exchangeable Senior Debentures Due 2006 and The Bank of New York as Trustee, supplementing the Indenture described in B.
        (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 4.)

     E. Fourth Supplemental Indenture dated as of March 1, 1993, between Eastman Kodak Company and The Bank of New York as
        Trustee, supplementing the Indenture described in B.            69

     F. Indenture dated as of October 1, 1991 between Eastman Kodak Company as issuer of Zero Coupon Convertible Subordinated Debentures Due 2011 and The Bank of New York as Trustee. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 4.)

     Eastman Kodak Company and certain subsidiaries are parties to instruments defining the rights of holders of long-term debt that was not registered under the Securities Act of 1933. Eastman Kodak Company has undertaken to furnish a copy of these instruments to the Securities and Exchange Commission upon request.

(10) A. Eastman Kodak Company Retirement Plan for Directors, as amended effective March 1, 1990.

     B. Eastman Kodak Company 1985 Long Term Performance Award Plan,
        as amended effective December 31, 1993.                         78

     C. 1982 Eastman Kodak Company Executive Deferred Compensation
        Plan, as amended effective December 31, 1993.                   83

     D. Kodak Unfunded Retirement Income Plan, amended effective
        January 1, 1992.

               Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)
Exhibit
Number
                                                                      Page

     E. Eastman Kodak Company Management Annual Performance Plan, as
        amended effective April 1, 1993.                                94

     F. Eastman Kodak Company 1956 Deferred Compensation Plan, as amended effective January 1, 1990.

     G. Eastman Kodak Company 1981 Incentive Stock Option Plan, as
        amended effective December 31, 1993.                            97

     H. Eastman Kodak Company Insurance Plan for Directors.
        (Incorporated by reference to the Eastman Kodak Company
        Annual Report on Form 10-K for the fiscal year ended
        December 29, 1988, Exhibit 10.)

     I. Eastman Kodak Company Deferred Compensation Plan for
        Directors, as amended effective March 1, 1990.

     J. Eastman Kodak Company 1985 Stock Option Plan, as amended
        effective December 31, 1993.                                   101

     K. Kodak Supplementary Group Life Insurance Plan, as amended effective July 1, 1991.

     L. Eastman Kodak Company 1990 Omnibus Long-Term Compensation
        Plan, effective December 31, 1993.                             106

     M. Kodak Excess Retirement Income Plan, as amended effective
        December 1, 1991.

     N. Kodak Executive Financial Counseling Program.

     O. Umbrella Insurance Coverage.
        (Incorporated by reference to the Eastman Kodak Company
        Annual Report on Form 10-K for the fiscal year ended
        December 31, 1991, Exhibit 10.)

     P. Kodak Executive Health Management Plan, as amended effective December 7, 1990.

     Q. Wilbur J. Prezzano Retention Agreement dated September 3,
        1993.                                                          118

     R. George M. C. Fisher Employment Agreement dated October 27,
        1993.                                                          121

Exhibits (10) A, F, and I are incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Exhibit 10.

Exhibits (10) D, K, M, N, and P are incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.

(11) Statement Re Computation of Earnings Per Common Share.            138

(12) Statement Re Computation of Ratio of Earnings to Fixed Charges.   141

(22) Subsidiaries of Eastman Kodak Company.                            142

(24) Consent of Independent Accountants.                                58

(28) A. Eastman Kodak Employees' Savings and Investment Plan
        Annual Report on Form 11-K for the fiscal year ended
December 30, 1993 (to be filed by amendment).

     B. Sterling Winthrop Inc. Salaried Employees' Savings Plan
        Annual Report on Form 11-K for the fiscal year ended
        December 30, 1993 (to be filed by amendment).

     C. Sterling Winthrop Inc. Hourly Employees' Savings Plan
        Annual Report on Form 11-K for the fiscal year ended
        December 30, 1993 (to be filed by amendment).

               Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number
                                                                      Page

     D. L & F Products Employees' Savings Plan I Annual Report on
        Form 11-K for the fiscal year ended December 30, 1993
        (to be filed by amendment).

     E. L & F Products Employees' Savings Plan II Annual Report on Form 11-K for the fiscal year ended December 30, 1993 (to be filed by amendment).

                                                               Exhibit (4) E






                           EASTMAN KODAK COMPANY

                                     TO

                            THE BANK OF NEW YORK
                                                 Trustee









                       FOURTH SUPPLEMENTAL INDENTURE
                         Dated as of March 1, 1993

                                     TO

                                 INDENTURE
                        Dated as of January 1, 1988

          FOURTH SUPPLEMENTAL INDENTURE, dated as of March 1, 1993, between EASTMAN KODAK COMPANY, a corporation duly organized and existing under the laws of the State of New Jersey (the "Company"), having its principal office at 343 State Street, Rochester, New York 14650, and THE BANK OF NEW YORK, a corporation duly organized and existing under the laws of the State of New York, as trustee (the "Trustee").

          WHEREAS, the Company has heretofore executed and delivered to the Trustee an Indenture, dated as of January 1, 1988, as supplemented by First Supplemental Indenture thereto, dated as of September 6, 1991, Second
Supplemental Indenture   thereto, dated as of September 20, 1991 and Third
Supplemental Indenture thereto, dated as of January 26, 1993 (as so supplemented, the "Indenture"), providing for the issuance from time to time of its unsecured debentures, notes or other evidences of indebtedness (herein and therein called the "Securities"), to be issued in one or more series as in the Indenture provided;

          WHEREAS, Section 901(9) of the Indenture provides that, without the consent of any Holders, the Company, when authorized by a Board Resolution, and the Trustee, at any time and from time to time, may enter into one or more indentures supplemental to the Indenture for the purpose of curing any ambiguity, correcting or supplementing any provision in the Indenture which may be inconsistent with any other provision therein, or making any other provisions with respect to matters or questions arising under the Indenture, provided such action shall not adversely affect the interests of the Holders of Securities of any series in any material respect;

          WHEREAS, the Company, pursuant to the foregoing authority, proposes in and by this Fourth Supplemental Indenture to amend and supplement the Indenture in certain respects as set forth herein; and

          WHEREAS, all things necessary to make this Fourth Supplemental Indenture a valid agreement of the Company, and a valid amendment of and supplement to the Indenture, have been done.

          NOW, THEREFORE, THIS FOURTH SUPPLEMENTAL INDENTURE WITNESSETH:

          For and in consideration of the premises and the purchase of the Securities by the Holders thereof, it is mutually covenanted and agreed, for the equal and proportionate benefit of all Holders of the Securities or of any series thereof, as follows:
                                ARTICLE ONE

                     Relation To Indenture; Definitions

          SECTION 1.01. This Fourth Supplemental Indenture constitutes an integral part of the Indenture and shall be construed in connection with and as part of the Indenture.

          SECTION 1.02. For all purposes of this Fourth Supplemental Indenture, capitalized terms used herein without definition shall have the meanings specified in the Indenture.

          SECTION 1.03.  The definition of "Trust Indenture Act" provided in
Section 101 of the Indenture shall be amended to read in its entirety as follows:

          "'Trust Indenture Act' means the Trust Indenture Act of
          1939, as amended by the Trust Indenture Reform Act of 1990 as in effect at the date of the Fourth Supplemental Indenture to this Indenture."

          SECTION 1.04. Section 104 of the Indenture is amended to add at the end thereof new subsections (e) and (f) as follows:

               "(e) If any Security of a series is issuable in the form of a Global Security or Securities, the Depositary therefor may grant proxies and otherwise authorize participants to give or take any request, demand, authorization, direction, notice, consent, waiver or other action which the Holder of such Security is entitled to grant or take under this Indenture.

               (f) The Company may set a record date for purposes of determining the identity of Holders entitled to vote or consent to any action by vote or consent authorized or permitted by the second paragraph of Section 502 or
          Section 512. Such record date shall be the later of 30 days prior to the first solicitation of such consent or the date of the most recent list of Holders furnished to the Trustee pursuant to Section 701 prior to such solicitation."

                                ARTICLE TWO

                               The Securities

          SECTION 2.01. The Indenture is amended to add a new Section 205 as follows:

          "SECTION 205.  Securities in Global Form.

          If any Security of a series is issuable in the form of a Global Security or Securities, each such Global Security may provide that it shall represent the aggregate amount of Outstanding Securities from time to time endorsed thereon and may also provide that the aggregate amount of Outstanding Securities represented thereby may from time to time be reduced to reflect exchanges. Any endorsement of a Global Security to reflect the amount of Outstanding Debt Securities represented thereby shall be made by the Trustee and in such manner as shall be specified on such Global Security. Any instructions by the Company with respect to a Global Security, after its initial issuance, shall be in writing but need not comply with Section 102."

          SECTION 2.02. Section 304 of the Indenture is amended by adding the phrase "a permanent Global Security or Securities or" before the words "definitive Securities" in the first line thereof; by adding the phrase "or one or more temporary Global Securities" before the words "which are printed" in the third line thereof; and by adding the phrase "or permanent Global Security or Securities, as the case may be", before the words "in lieu of" in the fifth line thereof.

          SECTION 2.03. Section 308 of the Indenture is amended by inserting the following paragraph at the end thereof:

          "None of the Company, any Paying Agent, or the Security Registrar will have any responsibility or liability for any aspect of the records relating to or payments made on account of beneficial ownership interests in a Global Security or for maintaining, supervising or reviewing any records relating to such beneficial ownership interests."

                              ARTICLE THREE

                               The Trustee

          SECTION 3.01. Section 608(a) of the Indenture is amended by inserting directly before the word "either" appearing in the third line thereof the following:

          "and if the default (exclusive of any period of grace or requirement of notice) to which such conflicting interest relates has not been cured or waived or otherwise eliminated within 90 days after ascertaining that it has such conflicting interest,";

Section 608(a) is further amended by inserting directly before the word "resign" in the fourth line thereof the phrase "except as otherwise provided below in this Section".

          SECTION 3.02. Section 608(c) of the Indenture is hereby amended by inserting directly after the phrase "of any series" appearing in the second line thereof the following:

          "if such Securities are in default (exclusive of any period of grace or requirement of notice) and".

          SECTION 3.03. Section 608(c)(8) of the Indenture is amended by deleting the word "or" appearing in the last line thereof.

          SECTION 3.04. Section 608(c)(9) of the Indenture is amended by deleting the words and punctuation "on May 15 in any calendar year," appearing in the first line thereof and inserting in their place the following:

          "on the date of default upon Securities of any series
          (exclusive of any period of grace or requirement of notice) or any anniversary of such default while such default upon such Securities remains outstanding,";

Section 608(c)(9) is further amended by deleting the words and punctuation "May 15 in each calendar year," appearing in line thirteen thereof and inserting in their place the following:

          "the dates of any such default upon a series of Securities and annually in each succeeding year that such series of Securities remains in default,";

Section 608(c)(9) is further amended by deleting the phrase "May 15" appearing in line fifteen thereof and inserting in its place the word "dates";

and Section 608(c)(9) is further amended by deleting the period appearing in the last line thereof and inserting in its place the following:

               "; or

               (10) the Trustee, except under the circumstances described in paragraphs (1), (3), (4), (5) or (6) of this Section 608(c), shall be or shall become a creditor of the Company

               For purposes of paragraph (1) of this subsection the term 'series of securities' or 'series' means a series, class or group of securities issuable under an indenture pursuant to the terms of which holders of one such series may vote to direct the Trustee, or otherwise take action pursuant to a vote of holders, separately from holders of another such series;
          provided that 'series of securities' or 'series' shall not include any series of securities issuable under an indenture if all such series rank equally and are wholly unsecured."

               SECTION 3.05. Section 608(d)(1) of the Indenture is amended by deleting the phrase "three years" appearing in the second line thereof and inserting in its place the words "one year".

               SECTION 3.06. Section 608 of the Indenture is amended by inserting at the end thereof the following:

               "(f) Except in the case of a default in the payment of the principal of or interest on any series of Securities, or in the payment of any sinking or purchase fund installment, the Trustee shall not be required to resign as provided by Section 608(c) hereof if the Trustee shall have sustained the burden of proving, on application to the Commission and after opportunity for hearing thereon and in accordance with any applicable regulations of the Commission, that--

                  (i) the default under the Indenture may be cured or waived during a reasonable period and under the procedures described in such application, and

                  (ii) a stay of the Trustee's duty to resign will not be inconsistent with the interests of holders of such series of Securities. The filing of such an application shall automatically stay the performance of the duty to resign until the Commission orders otherwise.

               Any resignation of the Trustee shall become effective only upon the appointment of a successor trustee and such successor's acceptance of such an appointment."

               SECTION 3.07. Section 609 of the Indenture is amended by inserting directly after the second sentence thereof the following:

          "Neither the Company, nor any Person directly or indirectly controlling, controlled by or under common control with the Company shall serve as Trustee for the Securities of any series."

               SECTION 3.08. Section 610(d)(1) of the Indenture is amended by inserting directly after the word and punctuation "months," in the third line thereof the following:

          "unless the Trustee's duty to resign is stayed in accordance with the provisions of Section 608(f),"

               SECTION 3.09. Section 613 of the Indenture is amended by deleting the phrases "four months" and "four-month" each place they appear therein and inserting in place thereof the phrases "three months" and "three-month", respectively.

                               ARTICLE FOUR

                      Holders' Lists and Reports by
                           Trustee and Company

               SECTION 4.01. Section 703(a) of the Indenture is amended by inserting directly after the phrase "with respect to" appearing in the fourth line thereof the following:

          "any of the following events which may have occurred within the previous twelve months (but if no such event has occurred within such period no report need be transmitted)".

               SECTION 4.02. Section 703(a)(1) of the Indenture is amended by deleting the same in its entirety and inserting in its place the following: "any change to its eligibility under Section 609 and its qualifications under Section 608;".

               SECTION 4.03. Section 703(a) of the Indenture is amended by adding a new subsection (2) as follows and by redesignating subsections (2),
(3), (4), (5) and (6) as subsections (3), (4), (5), (6) and (7), respectively:

               "(2) the creation of any material change to a relationship specified in paragraph (1) through (10) of Section 608(c);".

               SECTION 4.04.  Section 703(a)(5) (as redesignated pursuant to
Section 4.03 of this Fourth Supplemental Indenture) of the Indenture is amended by inserting at the beginning thereof the phrase "any change to".

               SECTION 4.05. Section 704 of the Indenture is amended by adding a new subsection (4) at the end thereof as follows:

               "(4) furnish to the Trustee, not less often than annually, a brief certificate from the principal executive officer, the principal financial officer or principal accounting officer as to his or her knowledge of the Company's compliance with all conditions and covenants under this Indenture. For purposes of this subsection (4), such compliance shall be determined without regard to any period of grace or requirement of notice provided under this Indenture."

                                ARTICLE FIVE

                                 Covenants

               SECTION 5.01. Section 1001 of the Indenture is amended by inserting the following paragraph at the end thereof:

          "The interest, if any, due in respect of any Global Security, together with any additional amounts payable in respect thereof, as provided in the terms and conditions of the Securities represented thereby, shall be payable only upon presentation of such Global Security to the Trustee for notation thereon of the payment of such interest."

                                ARTICLE SIX

                          Redemption of Securities

               SECTION 6.01. Section 1103 of the Indenture is amended by deleting the first word "If" and inserting in place thereof the words "Except as otherwise specified as contemplated by Section 301 for Securities of any series, if".

               SECTION 6.02. Section 1107 is amended by inserting at the end thereof the words "; except that if a Global Security is so surrendered, the Company shall execute, and the Trustee shall authenticate and deliver to the Depositary for such Global Security, without service charge, a new Global Security in a denomination equal to and in exchange for the unredeemed portion of the principal of the Global Security so surrendered."

                              ARTICLE SEVEN

                        Securityholders' Meetings

               SECTION 7.01. The Indenture is hereby amended by adding after Article Thirteen the following new Article:

                            "ARTICLE FOURTEEN
                        SECURITYHOLDERS' MEETINGS"

          Section 14.01.  Purposes for Which Meetings May be Called.

               A meeting of Holders of Securities of any or all series may be called at any time and from time to time pursuant to the provisions of this Article for any of the following purposes:

               (1) to give any notice to the Company or to the Trustee, or to give any directions to the Trustee, or to consent to the waiving of any default hereunder and its consequences, or to take any other action authorized to be taken by Holders of Securities of any or all Series, as the case may be, pursuant to any of the provisions of Article Five;

               (2) to remove the Trustee and appoint a successor trustee pursuant to the provisions of Article Six;

               (3) to consent to the execution of a Supplemental Indenture pursuant to the provisions of Section 902; or

               (4) to take any other action authorized to be taken by or on behalf of the Holders of any specified principal amount of the Securities of any or all series, as the case may be, under any other provision of this Indenture or under applicable law.

          Section 14.02.  Manner of Calling Meetings.

               The Trustee may at any time call a meeting of Holders of Securities to take any action specified in Section 1401, to be held at such time and at such place in The City of New York, State of New York, as the Trustee shall determine. Notice of every meeting of Holders of Securities, setting forth the time and place of such meeting and in general terms the action proposed to be taken at such meeting, shall be mailed not less than 20 nor more than 60 days prior to the date fixed for the meeting.

          Section 14.03. Call of Meetings by Company or Securityholders.

               In case at any time the Company, pursuant to a resolution of its Board of Directors, or the Holders of not less than ten percent in principal amount of the Securities of any or all series, as the case may be, then Outstanding, shall have requested the Trustee to call a meeting of Holders of Securities of any or all series, as the case may be, to take any action authorized in Section 1401 by written request setting forth in reasonable detail the action proposed to be taken at the meeting, and the Trustee shall not have mailed notice of such meeting within 20 days after receipt of such request, then the Company or such Holders of Securities in the amount above specified may determine the time and place in The City of New York, New York for such meeting and may call such meeting to take any action authorized in Section 1401, by mailing notice thereof as provided in Section 1402.

          Section 14.04.  Who May Attend and Vote at Meetings.

               To be entitled to vote at any meeting of Holders, a Person shall (a) be a Holder of one or more Outstanding Securities with respect to which the meeting is being held; or (b) be a Person appointed by an instrument in writing as proxy by such Holder of one or more Securities. The only Persons who shall be entitled to be present or to speak at any meeting of Holders shall be the Persons entitled to vote at such meeting and their counsel and any representatives of the Trustee and its counsel and any representatives of the Company or its counsel.

          Section 14.05. Regulations May be Made by Trustee; Conduct of the
                         Meeting; Voting Rights - Adjournment.

               Notwithstanding any other provisions of this Indenture, the Trustee may make such reasonable regulations as it may deem advisable for any meeting of Holders, in regard to proof of the holding of Securities and of the appointment of proxies, and in regard to the appointment and duties of inspectors of votes, the submission and examination of proxies, certificates and other evidence of the right to vote, and such other matters concerning the conduct of the meeting as it shall think fit. Except as otherwise permitted or required by any such regulations, the holding of Securities shall be proved in the manner specified in
          Section 104 and the appointment of any proxy shall be proved in the manner specified in said Section 104; provided, however, that such regulations may provide that written instruments appointing proxies regular on their face, may be presumed valid and genuine without the proof hereinabove or in said Section 104 specified.

                 The Trustee shall by an instrument in writing, appoint a temporary chairman of the meeting, unless the meeting shall have been called by the Company or by Holders as provided in Section 1403, in which case the Company or the Holders calling the meeting, as the case may be, shall in like manner appoint a temporary chairman. A permanent chairman and a permanent secretary of the meeting shall be elected by majority vote of the meeting.

                 At any meeting each Holder of an Outstanding Security or proxy therefor shall be entitled to one vote for each $250,000 principal amount (in the case of Original Issue Discount Securities, such principal amount shall be equal to such portion of the principal amount as may be specified in the terms of such series) of Securities held or represented by such Holder; provided, however, that no vote shall be cast or counted at any meeting in respect of any Security challenged as not Outstanding and ruled by the chairman of the meeting to be not Outstanding. The chairman of the meeting shall have no right to vote other than by virtue of Securities held by such Person or instruments in writing as aforesaid duly designating such Person as the Person to vote on behalf of other Holders. Any meeting of Holders duly called pursuant to the provisions of Section 1402 or 1403 may be adjourned
          from time to time and the meeting may be   held so adjourned
          without further notice.

                 At any meeting of Holders, the presence of Persons holding or representing Securities in principal amount sufficient to take action on the business for the transaction of which such meeting was called shall constitute a quorum, but, if less than a quorum is present, the Persons holding or representing a majority in principal amount of the Securities represented at the meeting may adjourn such meeting with the same effect for all intents and purposes, as though a quorum had been present.

          Section 1406.  Manner of Voting at Meetings and Records to be Kept.

                 The vote upon any resolution submitted to any meeting of Holders shall be by written ballots on which shall be subscribed the signatures of the Holders of Securities or of their representatives by proxy and the principal amount or principal amounts of the Securities held or represented by them. The permanent chairman of the meeting shall appoint two inspectors of votes who shall count all votes cast at the meeting for or against any resolution and who shall make and file with the secretary of the meeting their verified written reports in duplicate of all votes cast at the meeting. A record in duplicate of the proceedings of each meeting of Holders shall be prepared by the secretary of the meeting and there shall be attached to said record the original reports of the inspectors of votes on any vote by ballot taken thereat and affidavits by one or more Persons having knowledge of the facts setting forth a copy of the notice of the meeting and showing that said notice was mailed as provided in
          Section 1402. The record shall show the principal amount or principal amounts of the Securities voting in favor of or against any resolution. The record shall be signed and verified by the affidavits of the permanent chairman and secretary of the meeting and one of the duplicates shall be delivered to the Company and the other to the Trustee to be preserved by the Trustee.

                 Any record so signed and verified shall be conclusive evidence of the matters therein stated.

          Section 1407.  Exercise of Rights to Trustee and Securityholders Not
                        to be Hindered or Delayed.

                 Nothing in this Article contained shall be deemed or construed to authorize or permit, by reason of any call of a meeting of Holders or any rights expressly or impliedly conferred hereunder to make such call, any hindrances or delay in the exercise of any right or rights conferred upon or reserved to the Trustee or to the Holders under any of the provisions of this Indenture or of the Securities.

                              ARTICLE EIGHT

                              Miscellaneous

                 SECTION 8.01. The Trustee accepts the trusts created by the Indenture, as supplemented by this Fourth Supplemental Indenture, and agrees to perform the same upon the terms and conditions of the Indenture, as supplemented by this Fourth Supplemental Indenture.

                 SECTION 8.02. The recitals contained herein shall be taken as the statements of the Company, and the Trustee assumes no responsibility for their correctness. The Trustee makes no representations as to the validity or sufficiency of this Fourth Supplemental Indenture.

                 SECTION 8.03. Each of the Company and the Trustee makes and reaffirms as of the date of execution of this Fourth Supplemental Indenture all of its respective representations, warranties, covenants and agreements set forth in the Indenture.

                 SECTION 8.04. All covenants and agreements in this Fourth Supplemental Indenture by the Company or the Trustee shall bind its respective successors and assigns, whether so expressed or not.

                 SECTION 8.05. In case any provision in this Fourth Supplemental Indenture shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

                 SECTION 8.06. Nothing in this Fourth Supplemental Indenture, express or implied, shall give to any Person, other than the parties hereto and their successors under the Indenture and the Holders, any benefit or any legal or equitable right, remedy or claim under the Indenture.

                 SECTION 8.07. If any provision hereof limits, qualifies or conflicts with a provision of the Trust Indenture Act, as it may be amended from time to time, that is required under such Act to be a part of and govern this Fourth Supplemental Indenture, the latter provision shall control. If any provision hereof modifies or excludes any provision of such Act that may be so modified or excluded, the latter provision shall be deemed to apply to this Fourth Supplemental Indenture as so modified or excluded, as the case may be.

                 SECTION 8.08. THIS FOURTH SUPPLEMENTAL INDENTURE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

                 SECTION 8.09. All provisions of this Fourth Supplemental Indenture shall be deemed to be incorporated in, and made a part of, the Indenture; and the Indenture, as supplemented by this Fourth Supplemental Indenture, shall be read, taken and construed as one and the same instrument.

                              *      *      *     *     *

                 This Fourth Supplemental Indenture may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

          IN WITNESS WHEREOF, the parties hereto have caused this Fourth Supplemental Indenture to be duly executed, and their respective corporate seals (where applicable) to be hereunto affixed and attested, all as of the day and year first above written.



[Corporate Seal]                   EASTMAN KODAK COMPANY


Attest:                            By: David L. Vigren
Gary P. Van Graafeiland            Title:  Treasurer
Title:  Secretary



[Corporate Seal]                   THE BANK OF NEW YORK


Attest:                            By: Salvatore D. Mineo
                                   Title:  Vice President
Title: Assistant Treasurer


STATE OF NEW YORK)
                 )  ss.:
COUNTY OF MONROE )


          On the     day of      , 1993, before me personally came      , to
me known, who being duly sworn, did depose and say that he is        of
EASTMAN KODAK COMPANY, one of the corporations described in and which executed the foregoing instrument; that he knows the seal of said corporation; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed his name thereto by like authority.


                                     Notary Public
                                         State of New York


STATE OF NEW YORK )
                  )  ss.:
COUNTY OF NEW YORK)


          On the     day of March, 1994, before me personally came     , to
me known, who being duly sworn, did depose and say that he is of THE BANK OF NEW YORK, one of the corporations described in and which executed the foregoing instrument; that he knows the seal of said corporation; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed his name thereto by like authority.

                                                               Exhibit (10)B

                                                As Amended December 30, 1993
                                                 Effective December 31, 1993

                         1985 EASTMAN KODAK COMPANY
                      LONG-TERM PERFORMANCE AWARD PLAN

1. Purpose. The purpose of the Plan is to provide motivation to key employees of the Company to put forth maximum efforts for the long-term success of the business, and to encourage ownership of the Common Stock by such employees.

2.  Definitions.

    2.1  "Board" means the Board of Directors of the Company.

    2.2 "Committee" means the Compensation Committee of the Board, consisting of not less than three members of the Board. A member of the Committee shall not be, and shall not within one year prior to appointment to the Committee have been, eligible to participate in the Plan or any other plan of the Company or any of its affiliates entitling participants to acquire stock, stock options or stock appreciation rights of the Company or its affiliates.

    2.3  "Common Stock" means common stock of the Company.

    2.4  "Company" means Eastman Kodak Company.

    2.5 "Participant" means an employee of the Company or any Subsidiary, who has been selected by the Committee to participate in the Plan for one or more award cycles.

    2.6 "Performance Share Unit ("PSU")" means a unit granted to a Participant in accordance with this Plan which is equivalent to one share of Common Stock.

    2.7 "Plan" means the Eastman Kodak Company 1985 Long Term Performance Award Plan.

    2.8 "Subsidiary" means a corporation or other business entity in which the Company directly or indirectly has an ownership interest of fifty percent or more.

    2.9 "Change In Control" means a change in control of the Company of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item l(a) of the Current Report of Form 8-K, as in effect on August 1, 1989, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); provided that, without limitation, a Change In Control shall be deemed to have occurred at such time as (i) any "person" within the meaning of Section 14(d) of the Exchange Act is or has become the "beneficial owner" as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 25% or more of the combined voting power of the outstanding securities of the Company ordinarily having the right to vote at the election of directors ("Voting Securities"), or (ii) individuals who constitute the Board of Directors of the Company on August 1, 1989 (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to August 1, 1989 whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this clause (ii), considered as though such person were a member of the Incumbent Board.

3. Administration. The Plan shall be administered by the Committee. The Committee is authorized to interpret, construe and implement the Plan, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations necessary for its administration. All determinations of the Committee shall be by a majority of its members and its determinations shall be final.

4.  Participation.

    4.1 The Committee shall select, from time to time, Participants, from those employees of the Company and any Subsidiary who, in the opinion of the Committee, have the capacity to make a substantial contribution to the success of the Company. Directors of the Company or any Subsidiary, who are not full-time employees of the Company or any Subsidiary, shall not be eligible to participate in the Plan.

    4.2 If an employee becomes a participant after commencement of an award cycle, the number of PSUs granted may be prorated for the length of time remaining in the award cycle; provided, however, that notwithstanding any Plan provision, other than Section 20.9 hereof, to the contrary, a person must participate for one full year to be eligible to earn an award.

    4.3 The Committee shall grant PSUs to Participants at any time prior to or as soon after the start of an award cycle as practicable. In making such grants, the Committee may take into account the Participant's level of responsibility, rate of compensation and such other criteria as it deems appropriate.

    4.4 During each award cycle, on each payment date for cash dividends on the Company's common stock each Participant shall be credited with dividend equivalents in the amount of the cash dividend declared per share for each PSU credited to him on the record date for such dividend. Each Participant shall also be credited with interest, compounded monthly, on such dividend equivalents computed at the monthly average of the lending rate as stated by Morgan Guaranty Trust Company, or its successors, to its most favored corporate customers (currently known as the bank's "Prime Rate"), such average to be determined as of the last day of each month.

5. Shares Available. The aggregate number of shares which may be issued under this Plan is 2,625,000 (par value $2.50), subject to adjustment as provided in Section 13. Such shares may be authorized and unissued shares or may be treasury shares.

6. Award Cycles. Each award cycle shall encompass three fiscal years of the Company; provided, however, that the Committee may declare a cycle completed earlier if it deems it appropriate to do so. The first award cycle shall commence at the beginning of fiscal 1986. Subsequent award cycles shall commence each fiscal year thereafter, with the last award cycle commencing at the beginning of fiscal 1990.

7.  Performance Criteria.

    7.1 The Committee shall establish performance criteria for each award cycle ("Criteria") relating to Company earnings, return on assets, productivity or such other factors as the Committee shall identify.

    7.2 Upon the completion of each award cycle, the Committee shall review the performance of the Company and compare this performance with the Criteria for that award cycle. The relationship between such performance and the Criteria shall be used to determine the portion, if any, of the PSUs that have been earned. The Committee may consider other factors, including individual performance, in determining the portion of PSUs that have been earned. Such portion may range from 0 to 150 percent as the Committee shall determine and shall be termed the "award percentage".

8.  Payment.

    8.1 Payment of PSUs that have been earned shall be made in Common Stock, cash or a combination thereof as determined by the Committee. For each PSU earned, the Participant shall be entitled to one share of Common Stock or the value thereof, subject to such terms, conditions, or restrictions, including restrictions on transferability and continued employment, as the Committee may deem appropriate.

    8.2 After the completion of each award cycle, each Participant shall be paid in Common Stock, cash, or a combination thereof, as determined by the Committee, an amount equal to the "award percentage" for that cycle multiplied by the dividend equivalents (together with the interest credited with respect thereto) credited during and for that cycle.

    8.3 Following the payment made pursuant to Section 8.2, each Participant shall continue to be credited with dividend equivalents and interest as described in Section 4.4 for each PSU earned, but not yet paid. Together with the payment of such earned PSUs, there shall also be paid in Common Stock, cash, or a combination thereof, as determined by the Committee, an amount equal to the dividend equivalents and interest credited to the Participant with respect to such earned PSUs.

    8.4 Receipt of any payment or any portion thereof, may be deferred until termination of employment by delivery of a written, irrevocable election, prior to the time such payment would otherwise be made, on a form provided by the Company. Such election shall indicate the percentage of the earned PSUs and the accompanying dividend equivalents (with interest) to be deferred.

    8.5 PSUs which are deferred will continue to be credited with dividend equivalents and interest as described in Section 4.4.

    8.6 Deferred payments shall be made in a single payment or in annual installments, at the sole discretion of the Committee. The maximum number of installments shall be ten. The amount of each installment payment shall be equal to the value of the deferred amount, divided by the number of installments remaining to be paid with respect to that deferral.

    8.7 Anything herein to the contrary notwithstanding, Participants who cease to be employed by the Company or a Subsidiary and are employed by Eastman Chemical Company or one of its subsidiaries in connection with the distribution of the common stock of Eastman Chemical Company to the shareholders of the Company, shall not be deemed to have terminated employment for purposes of this Plan and all performance share units and restricted stock units outstanding on the date of such distribution.

9.  Termination of Employment.

    9.1 If a Participant's employment terminates during an award cycle for any reason other than death, disability, retirement, or for any unapproved reason, he shall not be entitled to payment with respect to any PSUs for that award cycle.

    9.2 If a Participant's employment terminates during an award cycle by reason of retirement or disability or any approved reason, he shall continue to be entitled to dividend equivalents in accordance with Section 4.4, but he shall be entitled to only a fraction of any payment with respect to the PSUs earned at the end of the award cycle, based upon the number of months of participating employment during the award cycle. Such payment shall be made following the end of the award cycle in accordance with Section 8.

    9.3 If a Participant dies during an award cycle, whether employed, retired or disabled at the time of death, his legal representative shall be entitled to receive, as soon as practicable, a fraction of the PSUs that would have been earned based upon the number of months of participating employment during the award cycle and assuming 100% of the Criteria for that award cycle had been met. Such payment shall be made in cash, with the PSUs valued as of the date of death.

    9.4 If an individual is a Participant in more than one award cycle at the time of his termination, his entitlement, if any, for each such award cycle shall be determined as provided in this Section 9.

    9.5 In the event of death, disability, retirement, or approved termination of employment, after the completion of an award cycle, any terms, conditions or restrictions in effect on any PSUs previously earned by the Participant shall lapse as of the date of such event.

    9.6 Anything herein to the contrary notwithstanding, Participants who cease to be employed by the Company or a Subsidiary and are employed by Eastman Chemical Company or one of its subsidiaries in connection with the distribution of the common stock of Eastman Chemical Company to the shareholders of the Company, shall not be deemed to have terminated employment for purposes of this Plan and all performance share units and restricted stock units outstanding on the date of such distribution.

10. Non-Competitive Provision. Notwithstanding any Plan provision, other than Section 20.10 hereof, to the contrary, if a Participant, without the written consent of the Company, engages either directly or indirectly, in any manner or capacity, as principal, agent, partner, officer, director, employee, or otherwise, in any business or activity competitive with the business conducted by the Company or any Subsidiaries, or performs any act or engages in any activity which in the opinion of the Chief Executive Officer, is inimical to the best interests of the Company, prior to the completion of any award cycles in which he is participating, he shall not receive an award for any such award cycles.

11. Stock Awards. The Committee may, in addition, award restricted stock units and/or shares of Common Stock to such employees of the Company and any Subsidiary, and in such numbers and at such times during the term of the Plan as it shall determine. Such employee may, but need not be, participating in an award cycle. The Committee shall determine the terms, conditions, or restrictions, including restrictions on transferability and continued employment, relating to the awards as it may deem appropriate. The authority of the Committee under this section may also be fully exercised by the Chairman of the Committee alone, and whenever so exercised by him, he shall report annually to the Committee all awards made hereunder. One restricted stock unit is equivalent to one share of Common Stock. For every restricted stock unit credited to an employee on the record date, the employee shall be entitled to receive in cash on the payment date an amount equal to the dividend per share of Common Stock declared by the Company, until such restricted stock unit is paid in Common Stock, cash or a combination thereof, as determined by the Committee.

12. Non-Assignability. No grants or awards under this Plan shall be subject in any manner to alienation, anticipation, sale, transfer, assignment, pledge, or encumbrance.

13. Adjustment of Units and Shares Available. If there is any change in the number of outstanding shares of Common Stock of the Company through the declaration of stock dividends or through stock splits, the number of PSUs and restricted stock units granted to Participants and the maximum number of shares which may be issued under this Plan shall be automatically adjusted. If there is any change in the number of outstanding shares of Common Stock of the Company, through any change in the capital account of the Company or through any other transaction referred to in Section 425(a) of the Internal Revenue Code, the number of PSUs and restricted stock units granted to Participants and the maximum number of shares which may be issued under this Plan shall be appropriately adjusted by the Committee.

14. No Right to Continued Employment. Participation in the Plan shall not give any employee any right to remain in the employ of the Company. The Company reserves the right to terminate any Participant at any time.

15. Rights as a Shareholder. No Participant shall have any rights as a shareholder as a result of participation in this Plan until the date of issuance of a stock certificate in his name, whether or not such certificate is subject to restrictions.

16. Amendment. The Board may, from time to time, amend the Plan in any manner, but may not without shareholder approval, adopt any amendment which would (a) materially increase the benefits accruing to Participants under the Plan, (b) materially increase the number of shares which may be issued under the Plan (except as provided in Section 13), or (c) materially modify the requirements for eligibility for participation in the Plan.

17. Effective Date. The Plan shall become effective on November 8, 1985 and shall be submitted to the shareholders at the Company's 1986 Annual Meeting for approval. Notwithstanding any other provision of this Plan, no PSUs shall be earned, nor shall restrictions lapse on stock awards, prior to shareholder approval of the Plan.

18. Governing Law. The Plan shall be construed and enforced in accordance with the law of New York State.

19. Taxes. The Company will withhold, to the extent required by law, all applicable income and employment taxes from amounts paid under the Plan.

20. Change In Control.

    20.1 Background. The terms of this Section 20 shall immediately become operative, without further action or consent by any person or entity, upon a Change In Control, and once operative shall supersede and control over any other provisions of this Plan and its Administrative Guide.

    20.2 Award Percentage for Incomplete Award Cycles. If a Change In Control occurs during the term of one or more award cycles, each such award cycle shall immediately terminate upon the occurrence of such event. For each award cycle which is so terminated, the award percentage shall be one hundred percent (100%).

    20.3 Award Percentage for Completed Award Cycles. Upon the occurrence of a Change In Control, for each completed award cycle for which the Committee has not on or before such date determined an award percentage, the award percentage shall be one hundred percent (100%).

    20.4 Payment of PSUs and Dividend Equivalents. Each Participant of an award cycle for which the award percentage is deemed one hundred percent (100%) under Section 20.2 above shall be considered to have earned, and, therefore, be entitled to receive, a prorated portion of the PSUs previously granted to him for such award cycle and a prorated portion of the dividend equivalents (together with the interest credited with respect thereto) credited to him during that cycle. With regard to a Participant's PSUs, such prorated portion shall be determined by multiplying the number of PSUs granted to the Participant by a fraction, the numerator of which is the total number of whole and partial years (with each partial year being treated as a whole year) that have elapsed since the beginning of the award cycle, and the denominator of which is three (3). With regard to a Participant's dividend equivalents (together with the interest credited with respect thereto), such prorated portion shall be determined by multiplying the Participant's dividend equivalents (together with the interest credited with respect thereto) by the same fraction.

Each Participant of an award cycle for which the award percentage is deemed one hundred percent (100%) under Section 20.3 above shall be considered to have earned and, therefore, be entitled to receive, all of the PSUs previously granted to him during such award cycle, as well as all the dividend equivalents (together with the interest credited with respect thereto) credited during and for that cycle.

    20.5 Form and Time of Payment. Upon the occurrence of a Change In Control, a Participant, whether or not he is still employed by the Company or a Subsidiary, shall be paid in a single lump-sum cash payment as soon as practicable, but in no event later than 90 days after the date of the Change In Control: (a) all the PSUs and dividend equivalents (together with the interest credited with respect thereto) earned by him or her as a result of the application of Section 20.4; (b) all PSUs and dividend equivalents (together with interest credited with respect thereto) deferred by him or her under Section 8.4, but for which he or she has not received payment; and (c) all other PSUs and dividend equivalents (together with interest credited with respect thereto) earned by him or her on or before the date of the Change In Control, but for which he or she has not received payment. For purposes of making this payment, the value of a Participant's PSUs shall be determined by averaging the mean between the high and low at which Kodak common stock is traded on the New York Stock Exchange for each of the twenty (20) trading days preceding the date of the Change In Control.

    20.6 Lapse of Restrictions. Upon a Change In Control, all terms, conditions or restrictions in effect on outstanding PSUs, restricted stock or restricted stock units shall immediately lapse as of the date of such event. In addition, no other terms, conditions or restrictions shall be imposed upon any PSUs, restricted stock or restricted stock units on or after such date.

    20.7 Vesting of Restricted Stock Units. Upon a Change In Control, all outstanding restricted stock units shall automatically become one hundred percent (100%) vested immediately upon the occurrence of such event.

    20.8 Payment of Restricted Stock Units. Upon the occurrence of a Change In Control, any person, whether or not he is still employed by the Company or a Subsidiary, then holding restricted stock units shall be paid all his or her outstanding restricted stock units in a single lump-sum cash payment as soon as practicable, but in no event later than 90 days after the date of the Change In Control. For purposes of making this payment, the value of a person's restricted stock units shall be determined by averaging the mean between the high and low at which Kodak common stock is traded on the New York Stock Exchange for each of the twenty (20) trading days preceding the date of the Change In Control.

    20.9 Year of Participation. Upon a Change In Control, each Participant who has not completed one (1) full year of participation under the Plan as of the date of such event shall be considered to have completed a full year of participation in order to satisfy the requirements of Section 4.2 of the Plan.

    20.10  Section 10.  Upon a Change In Control, the terms and provisions in
Section 10 of the Plan shall become null and void and shall have no further force and effect.

    20.11 Amendment on or After Change In Control. On or after a Change In Control, no action, including, but not by way of limitation, the amendment, suspension or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of this Plan with respect to any PSUs to which the Participant may have become entitled hereunder on or prior to the date of such action or as a result of such Change In Control.

                                                               Exhibit (10)C








                         1982 EASTMAN KODAK COMPANY

                    EXECUTIVE DEFERRED COMPENSATION PLAN




























                                                    Amended and Restated
                                          Effective as of December 31, 1993

                         1982 Eastman Kodak Company
                    Executive Deferred Compensation Plan

                             Table of Contents

Section                                                                Page

Preamble                                                                86

Section 1.      Definitions                                             86

Section 2.      Compensation Level                                      87

Section 3.      Deferral of Compensation                                87

Section 4.      Time of Election Deferral                               87

Section 5.      Hypothetical Investments                                87
      Section 5.1  Deferred Compensation Account                        87
      Section 5.2  Stock Account                                        87

Section 6.      Manner of Electing Deferral                             87

Section 7.      Elections to Defer for A Fixed Period During Employment 88

Section 8.      Investment in Stock Account                             88
      Section 8.1  Elections                                            88
      Section 8.2  Election into the Stock Account                      88
      Section 8.3  Election out of the Stock Account                    88
      Section 8.4  Dividend Equivalents                                 88
      Section 8.5  Stock Dividends                                      89
      Section 8.6  Recapitalization                                     89
      Section 8.7  Distributions                                        89
      Section 8.8  Liquidation of Stock Account                         89

Section 9.      Payment of Deferred Compensation                        89
      Section 9.1  Background                                           89
      Section 9.2  Manner of Payment                                    89
      Section 9.3  Timing of Payments                                   89
      Section 9.4  Valuation                                            89
      Section 9.5  Termination of Employment                            90

Section 10.     Payment of Deferred Compensation After Death            90
      Section 10.1 Stock Account                                        90
      Section 10.2 Distribution                                         90

Section 11.     Acceleration of Payment for Hardship                    90

Section 12.     Non-Competition Provision                               90

Section 13.     Participant's Rights Unsecured                          90

Section 14.     No Right to Continued Employment                        90

                         1982 Eastman Kodak Company
                    Executive Deferred Compensation Plan

                        Table of Contents Continued

Section                                                                Page

Section 15.     Statement of Account                                    90

Section 16.     Assignability                                           90

Section 17.     Deductions                                              90

Section 18.     Administration                                          91
      Section 18.1 Responsibility                                       91
      Section 18.2 Authority of the Compensation Committee              91
      Section 18.3 Discretionary Authority                              91
      Section 18.4 Delegation of Authority                              91

Section 19.     Amendment                                               91

Section 20.     Governing Law                                           91

Section 21.     Diconix Deferred Compensation                           91

Section 22.     Change in Control                                       91
      Section 22.1 Background                                           91
      Section 22.2 Acceleration of Payment Upon Change In Control       91
      Section 22.3 Amendment On or After Change In Control              91

Section 23.     Severance Payments                                      91

Section 24.     Compliance With Securities Laws                         92

Schedule A                                                              93

                         1982 EASTMAN KODAK COMPANY
                    EXECUTIVE DEFERRED COMPENSATION PLAN

Preamble. The 1982 Eastman Kodak Company Executive Deferred Compensation Plan is an unfunded non-qualified deferred compensation arrangement for eligible executives of Eastman Kodak Company and certain of its subsidiaries effective for compensation earned in 1982 and later years. Under the Plan, each Eligible Employee is annually given an opportunity to elect to defer payment of part of his or her compensation earned during the year following his or her election.

Section 1.  Definitions.

    Section 1.1. "Account" means the Deferred Compensation Account or the Stock Account.

    Section 1.2.  "Board" means Board of Directors of Kodak.

    Section 1.3. "Change in Control" means a change in control of Kodak of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item 1(a) of the Current Report of Form 8-K, as in effect on August 1, 1989, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); provided that, without limitation, a Change in Control shall be deemed to have occurred at such time as (i) any "person" within the meaning of Section 14(d) of the Exchange Act is or has become the "beneficial owner" as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 25% or more of the combined voting power of the outstanding securities of Kodak ordinarily having the right to vote at the election of directors ("Voting Securities"), or (ii) individuals who constitute the Board of Directors of Kodak on August 1, 1989 (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to August 1, 1989 whose election, or nomination for election by Kodak's stockholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this clause (ii), considered as though such person were a member of the Incumbent Board.

    Section 1.4.  "Common Stock" means the common stock of Kodak.

    Section 1.5. "Company" means Kodak and its United States subsidiaries listed on Schedule A.

    Section 1.6. "Compensation Committee" shall mean the Compensation Committee of the Board.

    Section 1.7. "Deferrable Amount" means an amount equal to the excess of the Eligible Employee's individual annual salary rate as of August 1 of any year over the minimum compensation level established by the Compensation Committee of the Board.

    Section 1.8. "Deferred Compensation Account" means the account established by the Company for each Participant for compensation deferred pursuant to this Plan. The maintenance of individual Deferred Compensation Accounts is for bookkeeping purposes only.

    Section 1.9. "Eligible Employee" means an employee of the Company employed in the United States whose individual annual salary rate as of August 1 is equal to or greater than the eligibility compensation level established by the Compensation Committee. Eligible Employee shall also include an employee of Kodak or any subsidiary of Kodak selected annually by the Compensation Committee whose individual annual salary rate as of August 1 is equal to or greater than the eligibility compensation level established by the Compensation Committee. However, in no event shall a non-resident alien be eligible to participate in this Plan. Any employee who becomes eligible to participate in this Plan and in a future year does not qualify as an Eligible Employee solely because his or her individual annual salary rate as of August 1 is less than the eligibility compensation level, shall nevertheless be eligible to participate in such year.

    Section 1.10. "Enrollment Period" means the period designated by the Compensation Committee each year, provided however, that such period shall not commence prior to August 1 and shall end on or before the last business day before the last Sunday in December of each year.

    Section 1.11. "Interest Rate" means the monthly average of the lending rate as stated by Morgan Guaranty Trust Company, or its successors, to its most favored corporate customers (currently known as the bank's "Prime Rate"), such average to be determined as of the last day of each month.

    Section 1.12.  "Kodak" means Eastman Kodak Company.

    Section 1.13. "Market Value" means the mean between the high and low at which the Common Stock trades on the New York Stock Exchange as quoted in the New York Stock Exchange Composite Transactions as published in the Wall Street Journal on the day for which the determination is to be made, or if such day is not a trading day, the immediately preceding day.

    Section 1.14. "Plan" means the 1982 Eastman Kodak Company Executive Deferred Compensation Plan as adopted by the Board and amended.

    Section 1.15. "Participant" means an Eligible Employee who elects for one or more years to defer compensation pursuant to this Plan. All SOG Participants are Participants.

    Section 1.16. "SOG Participant" means a Participant who is, or was formerly, subject to the Guidelines for Senior Management Ownership of Eastman Kodak Company Stock as approved by the Compensation Committee.

    Section 1.17. "Stock Account" means the account established by the Company for each SOG Participant, the performance of which shall be measured by reference to the Market Value of Common Stock. The maintenance of individual Stock Accounts is for bookkeeping purposes only.

    Section 1.18. "Valuation Date" means the last business day of each calendar month.

Section 2. Compensation Level. Each year the Compensation Committee shall select an eligibility compensation level and a minimum compensation level prior to the commencement of the Enrollment Period.

Section 3. Deferral of Compensation. An Eligible Employee may elect to defer receipt of one or more of the following to his or her Deferred Compensation Account:

    1) all or any portion of his or her Deferrable Amount to be earned during the year;
    2) all of his or her wage dividend, if any, payable in the year, which is not eligible for contribution to the Eastman Kodak Employees' Savings and Investment Plan; and
    3) all or any portion of any other compensation identified by the Compensation Committee.

An Eligible Employee may not defer the receipt of any amounts to his or her Stock Account.

A Participant in this Plan need not participate in the Eastman Kodak Employees' Savings and Investment Plan. No deferral shall be made of any compensation payable after termination of employment.

Section 4. Time of Election of Deferral. An Eligible Employee who wishes to defer compensation must irrevocably elect to do so during the Enrollment Period immediately preceding the calendar year during which such compensation is paid. Elections shall be made annually.

Section 5.  Hypothetical Investments.

    Section 5.1. Deferred Compensation Account. Amounts in a Participant's Deferred Compensation Account are hypothetically invested in an interest bearing account which bears interest computed at the Interest Rate, compounded monthly.

    Section 5.2. Stock Account. Amounts in a SOG Participant's Stock Account are hypothetically invested in units of Common Stock. Amounts transferred to a Stock Account are recorded as units of Common Stock, and fractions thereof, with one unit equating to a single share of Common Stock. Thus, the value of one unit shall be the Market Value of a single share of Common Stock. The use of units is merely a bookkeeping convenience; the units are not actual shares of Common Stock. The Company will not reserve or otherwise set aside any Common Stock for or to any Stock Account.

Section 6. Manner of Electing Deferral. An Eligible Employee may elect to defer compensation by executing and returning to the Compensation Committee a deferred compensation form provided by Kodak. The form shall indicate: (1) the amount of the Deferrable Amount to be deferred; (2) whether the deferral is to be at the same rate throughout the year, or at one rate for part of the year and at a second rate for the remainder of the year; (3) whether or not the wage dividend eligible to be deferred is to be deferred; and (4) the portion of any other compensation identified by the Compensation Committee to be deferred.

Amounts to be deferred shall be credited to the Participant's Deferred Compensation Account as follows:

    1) Deferrable Amount shall be credited each pay period on the date such amount is otherwise payable;

    2) wage dividend shall be credited on the date such amount is otherwise payable; and

    3) any other compensation shall be credited on the date such amount is otherwise payable.

Section 7. Elections to Defer For a Fixed Period During Employment. A Participant may elect to defer receipt of his or her compensation for a fixed number of years, no less than 5, provided he or she continues as an employee of the Company during the period of deferral. Any such election shall be made during the Enrollment Period on the deferred compensation form referenced in Section 6 above. If such Participant ceases to be an employee of the Company prior to the end of the fixed period, Section 9 shall govern the payment of his or her Accounts.

If a Participant has elected to defer receipt of his or her compensation for a fixed number of years, payment of such amount shall be made in cash in a single lump-sum on the fifth business day in March in the year following the termination of the deferral period. The amount of the lump-sum due the Participant shall be valued as of the Valuation Date in February in the year following the termination of the deferral period.

Section 8.  Investment in the Stock Account.

    Section 8.1. Elections. A SOG Participant may direct that all or any portion, designated as a whole dollar amount, of the existing balance of one of his or her Accounts be transferred to his or her other Account, effective as of the first day of any calendar month (hereinafter the election's "Effective Date"), by filing a written election with the Compensation Committee on or prior to the last business day of the immediately preceding calendar month.

    Notwithstanding the preceding sentence of this Section 8.1, a SOG Participant may not transfer to his or her Stock Account any amount subject to an election to defer for a fixed number of years pursuant to
    Section 7, nor may he or she transfer to his or her Stock Account any interest that has accrued on such amount.

    Section 8.2. Election into the Stock Account. If a SOG Participant elects pursuant to Section 8.1 to transfer an amount from his or her Deferred Compensation Account to his or her Stock Account, effective as of the election's Effective Date, (i) his or her Stock Account shall be credited with that number of units of Common Stock, and fractions thereof, obtained by dividing the dollar amount elected to be transferred by the Market Value of the Common Stock on the Valuation Date immediately preceding the election's Effective Date; and (ii) his or her Deferred Compensation Account shall be reduced by the amount elected to be transferred.

    Section 8.3. Election out of the Stock Account. If a SOG Participant elects pursuant to Section 8.1 to transfer an amount from his or her Stock Account to his or her Deferred Compensation Account, effective as of the election's Effective Date, (i) his or her Deferred Compensation Account shall be credited with a dollar amount equal to the amount obtained by multiplying the number of units to be transferred by the Market Value of the Common Stock on the Valuation Date immediately preceding the election's Effective Date; and (ii) his or her Stock account shall be reduced by the number of units elected to be transferred.

    Section 8.4. Dividend Equivalents. Effective as of the payment date for each cash dividend on the Common Stock, additional units of Common Stock shall be credited to the Stock Account of each SOG Participant who had a balance in his or her Stock Account on the record date for such dividend. The number of units that shall be credited to the Stock Account of such a SOG Participant shall be computed by multiplying the dollar value of the dividend paid upon a single share of Common Stock by the number of units of Common Stock held in the SOG Participant's Stock Account on the record date for such dividend and dividing the product thereof by the Market Value of the Common Stock on the payment date for such dividend.

    Section 8.5. Stock Dividends. Effective as of the payment date for each stock dividend (as defined in Section 305 of the Internal Revenue Code of 1986) on the Common Stock, additional units of Common Stock shall be credited to the Stock Account of each SOG Participant who had a balance in his or her Stock Account on the record date for such dividend. The number of units that shall be credited to the Stock Account of such a SOG Participant shall equal the number of shares of Common Stock which the SOG Participant would have received as stock dividends had he or she been the owner on the record date for such stock dividend of the number of shares of Common Stock equal to the number of units credited to his or her Stock Account on such record date. To the extent the SOG Participant would have also received cash, in lieu of fractional shares of Common Stock, had he or she been the record owner of such shares for such stock dividend, then his or her Stock Account shall also be credited with that number of units, or fractions thereof, equal to such cash amount divided by the Market Value of the Common Stock on the payment date for such dividend.

    Section 8.6. Recapitalization. If Kodak undergoes a reorganization as defined in Section 368 (a) of the Internal Revenue Code of 1986, the Compensation Committee may, in its sole and absolute discretion, take whatever action it deems necessary, advisable or appropriate with respect to the Stock Accounts in order to reflect such transaction, including, but not limited to, adjusting the number of units credited to a SOG Participant's Stock Account.

    Section 8.7. Distributions. Amounts in respect of units of Common Stock shall be distributed in cash in accordance with Sections 7, 9, 10, 11 and
    22. For purposes of a distribution pursuant to Section 7, 9, 10, 11 or 22, the number of units to be distributed from a SOG Participant's Stock Account shall be valued by multiplying the number of such units by the Market Value of the Common Stock as of the Valuation Date immediately preceding the date such distribution is to occur. Pending the complete distribution under Section 9.2 or liquidation under Section 8.8 of the Stock Account of a SOG Participant who has terminated his or her employment with the Company, the SOG Participant shall continue to be able to make elections pursuant to Sections 8.2 and 8.3 and his or her Stock Account shall continue to be credited with additional units of Common Stock pursuant to Sections 8.4, 8.5, and 8.6.

    Section 8.8.  Liquidation of Stock Account.  The provisions of this
    Section 8.8 shall be applicable if on the second anniversary of the SOG Participant's retirement or, if earlier, termination of employment from the Company, the SOG Participant has a balance remaining in his or her Stock Account. In such case, effective as of the first day of the first calendar month immediately following the date of such second anniversary, the entire balance of the SOG Participant's Stock Account shall automatically be transferred to his or her Deferred Compensation Account and, he or she shall thereafter be ineligible to transfer any amounts to his or her Stock Account. For purposes of valuing the units of Common Stock subject to such a transfer, the method described in Section 8.3 shall be used.

Section 9.  Payment of Deferred Compensation.

    Section 9.1. Background. No withdrawal may be made from a Participant's Accounts except as provided in this Section 9 and Sections 7, 10, 11, and 22.

    Section 9.2. Manner of Payment. Payment of a Participant's Accounts shall be made at the sole discretion of the Committee in a single sum or in annual installments. The maximum number of installments is ten. All payments from the Plan shall be made in cash.

    Section 9.3. Timing of Payments. Payments shall be made on the fifth business day in March and shall commence in any year designated by the Compensation Committee up through the tenth year following the year in which the Participant retires, becomes disabled, or for any other reason, ceases to be an employee of Kodak or any subsidiary of Kodak, but in no event later than the year the Participant reaches age 71.

    Section 9.4. Valuation. The amount of each payment shall be equal to the value, as of the immediately preceding Valuation Date, of the Participant's Accounts, divided by the number of installments remaining to be paid. If payment of a Participant's Accounts is determined by the Compensation Committee to be paid in installments and the Participant has a balance in his or her Stock Account at the time of the payment of an installment, the amount that shall be distributed from his or her Stock Account shall be the amount obtained by multiplying the total amount of the installment determined in accordance with the immediately preceding sentence by the percentage obtained by dividing the balance in the Stock Account as of the immediately preceding Valuation Date by the total value of the Participant's Accounts as of such date. Similarly, in such case, the amount that shall be distributed from the Participant's Deferred Compensation Account shall be the amount obtained by multiplying the total amount of the installment determined in accordance with the first sentence of this Section 9.4 by the percentage obtained by dividing the balance in the Deferred Compensation Account as of the immediately preceding Valuation Date by the total value of the Participant's Accounts as of such date.

    Section 9.5. Termination of Employment. Anything herein to the contrary notwithstanding, Participants who cease to be employed by Kodak or any Subsidiary of Kodak and are employed by Eastman Chemical Company or one of its subsidiaries in connection with the distribution of the common stock of Eastman Chemical Company to the shareholders of Kodak, shall not be deemed to have terminated employment for purposes of this Plan.

Section 10. Payment of Deferred Compensation After Death. If a Participant dies prior to complete payment of his or her Accounts, the provisions of this
Section 10 shall become operative.

    Section 10.1. Stock Account. Effective as of the date of a SOG Participant's death, the entire balance of his or her Stock Account shall be transferred to his or her Deferred Compensation Account. For purposes of valuing the units of Common Stock subject to such a transfer, the deceased SOG Participant's Deferred Compensation Account shall be credited with a dollar amount equal to the amount obtained by multiplying the number of units in the deceased SOG Participant's Stock Account at the time of his or her death by the Market Value of the Common Stock on the date of his or her death. Thereafter, no amounts in the deceased SOG Participant's Deferred Compensation Account shall be eligible for transfer to the deceased SOG Participant's Stock Account by any person, including, but not by way of limitation, the deceased SOG Participant's beneficiary or legal representative.

    Section 10.2. Distribution. The balance of the Participant's Accounts, valued as of the Valuation Date immediately preceding the date payment is made, shall be paid in a single, lump-sum payment to: (1) the beneficiary or contingent beneficiary designated by the Participant on forms supplied by the Compensation Committee; or, in the absence of a valid designation of a beneficiary or contingent beneficiary, (2) the Participant's estate within 30 days after appointment of a legal representative of the deceased Participant.

Section 11. Acceleration of Payment for Hardship. Upon written approval from Kodak's Chairman of the Board (the Compensation Committee, in the case of a request from the Chairman of the Board) a Participant, whether or not he or she is still employed by Kodak or any subsidiary of Kodak, may be permitted to receive all or part of his or her Accounts if the Chairman of the Board (or the Compensation Committee, when applicable) determines that an emergency event beyond the Participant's control exists which would cause such Participant severe financial hardship if the payment of his or her Accounts were not approved. Any such distribution for hardship shall be limited to the amount needed to meet such emergency. If such a distribution occurs while the Participant is employed by Kodak or any subsidiary of Kodak, any election to defer compensation for the year in which the Participant receives a hardship withdrawal shall be ineffective as to compensation earned for the pay period following the pay period during which the withdrawal is made and thereafter for the remainder of such year and shall be ineffective as to any wage dividend or any other compensation elected to be deferred for such year.

Section 12. Non-Competition Provision. If a Participant, without the written consent of Kodak, engages either directly or indirectly, in any manner or capacity, as principal, agent, partner, officer, director, employee, or otherwise, in any business or activity competitive with the business conducted by Kodak or any subsidiary of Kodak, while a balance remains credited to his or her Account, the Company may, in its sole discretion, pay to the Participant the balance credited to his or her Deferred Compensation Account and/or Stock Account.

Section 13. Participant's Rights Unsecured. The amounts payable under the Plan shall be unfunded, and the right of any Participant or his or her estate to receive any payment under the Plan shall be an unsecured claim against the general assets of the Company. No Participant shall have the right to exercise any of the rights or privileges of a shareholder with respect to the units credited to his or her Stock Account.

Section 14. No Right to Continued Employment. Participation in the Plan shall not give any employee any right to remain in the employ of the Company. The Company reserves the right to terminate any Participant at any time.

Section 15. Statement of Account. Statements will be sent no less frequently than annually to each Participant or his or her estate showing the value of the Participant's Accounts.

Section 16. Assignability. Neither the Participant nor the Company shall have the right to assign any rights or obligations under the Plan. However, the Plan shall inure to the benefit of and be binding upon the successors of the Company.

Section 17. Deductions. The Company will withhold to the extent required by law all applicable income and employment taxes from amounts paid under the Plan.

Section 18.  Administration.

    Section 18.1. Responsibility. The Compensation Committee shall have total and exclusive responsibility to control, operate, manage and administer the plan in accordance with its terms.

    Section 18.2. Authority of the Compensation Committee. The Compensation Committee shall have all the authority that may be necessary or helpful to enable it to discharge its responsibilities with respect to the Plan. Without limiting the generality of the preceding sentence, the Compensation Committee shall have the exclusive right: to interpret the Plan, to determine eligibility for participation in the Plan, to decide all question concerning eligibility for and the amount of benefits payable under the Plan, to construe any ambiguous provision of the Plan, to correct any default, to supply any omission, to reconcile any inconsistency, and to decide any and all questions arising in the administration, interpretation, and application of the Plan.

    Section 18.3. Discretionary Authority. The Compensation Committee shall have full discretionary authority in all matters related to the discharge of its responsibilities and the exercise of its authority under the Plan including, without limitation, its construction of the terms of the Plan and its determination of eligibility for participation and benefits under the Plan. It is the intent of Plan that the decisions of the Compensation Committee and its action with respect to the Plan shall be final and binding upon all persons having or claiming to have any right or interest in or under the Plan and that no such decision or action shall be modified upon judicial review unless such decision or action is proven to be arbitrary or capricious.

    Section 18.4. Delegation of Authority. The Compensation Committee may delegate some or all of its authority under the Plan to any person or persons provided that any such delegation be in writing.

Section 19. Amendment. The Plan may at any time or from time to time be amended, modified, or terminated by the Board or by the Benefit Plans Committee of Kodak. However, no amendment, modification, or termination shall, without the consent of a Participant, adversely affect such Participant's accruals in his or her Accounts.

Section 20. Governing Law. The Plan shall be construed, governed and enforced in accordance with the law of New York State, except as such laws are preempted by applicable federal law.

Section 21. Diconix Deferred Compensation. The deferred compensation accounts maintained by Research Boulevard Realty Co., Inc. (formerly Diconix, Inc.) pursuant to the Diconix, Inc. Deferred Compensation Plan shall be treated as Deferred Compensation Accounts under this Plan and shall be subject to all the terms and conditions of this Plan.

Section 22.  Change in Control.

    Section 22.1. Background. The terms of this Section 22 shall immediately become operative, without further action or consent by any person or entity, upon a Change in Control, and once operative shall supersede and control over any other provisions of this Plan.

    Section 22.2. Acceleration of Payment Upon Change In Control. Upon the occurrence of a Change in Control, each Participant, whether or not he or she is still employed by Kodak or any subsidiary of Kodak, shall be paid in a single, lump-sum cash payment the balance of his or her Accounts as of the Valuation Date immediately preceding the date payment is made. Such payment shall be made as soon as practicable, but in no event later than 90 days after the date of the Change in Control.

    Section 22.3. Amendment On or After Change In Control. On or after a Change in Control, no action, including, but not by way of limitation, the amendment, suspension or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of this Plan with respect to the balance in the Participant's Accounts.

Section 23.  Severance Payments.

With the exception of Sections 1, 13, 14, 16, 17, 18, 19 and 20 hereof, the provisions of this Section 23 shall operate independent of any other Sections of this Plan.

Subject to the terms and conditions established in this Section 23, the Chief Executive Officer of the Company may award severance payments under the Plan to certain Eligible Employees who terminate their employment from the Company. The classification of Eligible Employees who are eligible for such severance payments shall be limited to those Eligible Employees who are officers of the Company. The amount of any such severance payment shall be determined by the Chief Executive Officer with reference to the Eligible Employee's base salary at the time of his or her termination of employment. The Chief Executive Officer shall have the sole discretion to determine the timing, manner of payment (e.g., lump sum or installments) and terms, conditions and limitations of any such severance payment, except that all such payments shall be made in cash. Any award made by the Chief Executive Officer pursuant to the provisions of this paragraph shall be evidenced by a written agreement signed by the Chief Executive Officer.

Section 24. Compliance with Securities Laws. The Compensation Committee may, from time to time, impose additional, or modify or eliminate existing, Plan restrictions and requirements, including, but not by way of limitation, the restrictions regarding a SOG Participant's ability to elect into and out of his or her Stock Account under Sections 8.2 and 8.3 or the requirement of an automatic transfer pursuant to Section 10.1, as it deems necessary, advisable or appropriate in order to comply with applicable federal and state securities laws. All such restrictions shall be accomplished by way of written administrative guidelines adopted by the Compensation Committee.

                                 Schedule A


Eastman Chemical Products, Inc.
Eastman Chemical International Ltd.
Eastman Gelatine Corporation
Eastman Kodak International Capital Company, Inc.
Holston Defense Corporation
Kodak Processing Laboratory, Inc.

                                                               Exhibit (10)E
                    Management Annual Performance Plan

     SUMMARY:

     The Management Annual Performance Plan (MAPP) is a compensation plan for Kodak management-level individuals which delivers a portion of compensation according to business performance. The compensation of each participant consists of a base salary and an annual performance award from MAPP. Expected financial performance is considered a "C" level of performance and yields a target award. MAPP awards vary from zero, if financial goals are not met, to a maximum of two times the target award. Target awards range from 15% for lower level positions to 40% for the CEO. Payments are made to plan participants in a lump sum in April of the year following the year for which performance was measured. (i.e., MAPP payments for 1993 performance will be paid out in April, 1994).

     PLAN ADMINISTRATION:

     The Compensation Committee of the Board of Directors is responsible for: policy setting and interpretation, approving performance goals at the company and Group levels, evaluation of company and Group performance against the goals, and the determination of company and Group level performance awards. The Chief Executive Officer provides advice and counsel to the Compensation Committee. Management is responsible for administering the Plan.

     PARTICIPATION:

     The Plan is intended for management-level individuals in key roles which impact the financial performance of the organization. Participation is determined by Group Presidents and Senior Vice Presidents. The Chief Executive Officer is the final approval level for participation.
     Individuals who become participants as a result of a job change begin participation on the first day of the month of their appointment to the new job, or on the following January 1 if the job change occurs late in the year.
     Participants who retire, become disabled under the Kodak Long-Term Disability Plan, or leave the company as part of an approved early separation program, receive a pro rata award at the normal time of payout based on base salary at the time of separation and financial performance at the end of the performance cycle (year-end).
     The estates of participants who die receive a pro rata award based on base salary at the time of death and financial performance at the end of the performance cycle (year-end).
     Participants who resign or are terminated for cause only receive an award if they worked until the end of a performance cycle (complete calendar year).
     Participants who change jobs during a performance cycle receive a pro rata award for the interval of time spent in each job. Pro rata awards are calculated using the base salary at year-end and are based on the financial performance of the full performance cycle (complete calendar year).

     GOAL SETTING:

     The Compensahon Committee, in consultation with the Chief Executive Officer, establishes in December of each year the next year's financial goals for each performance level (A-E) for: total Company, Imaging Group, Chemicals Group, and the Health Group. Financial goals are expressed in terms of revenue, earnings and cash flow. Each goal is weighted for importance in determining final awards.
     Within each Group, goals may be established at organizational levels below the Group. They may be financial or non-financial in nature. The Group President is responsible for approving them. There are no individual or personal goals.

     GOAL WEIGHTING:

     Goals are weighted not only by specific financial performance measure but also by organization as follows:

      Position                          Corporate       Group

      Chief Executive Officer           100%            0
      Corporate Staffs                  100%            0
      Group Presidents                  20%             80%
      Corporate Officers in The Groups  10%             *90%
      Other                             0               *100%

     *Group President determines the weighting of these goals within the Group.

    AWARDS
    Award Pools:

    MAPP award pools are determined at the Group and Corporate Staffs level. An award pool is the amount of money required to pay all the participants in a Group in relation to meeting specific levels [A through E) of financial performance in that Group. For example, Imaging, Chemicals, Health and Corporate Staffs each has a target level of financial performance set by the Compensation Committee of the Board for each MAPP performance level (A through E). A corresponding award pool is determined for each performance level. The award pools are calculated based on; 1) the number of MAPP participants in the Group; 2) their grade and salary levels at year-end; and
3) their target MAPP award (15% to 40%). The award pool amounts are calculated and presented to the Compensation Committee at its February meeting, following the conclusion of the performance cycle, at which time the Committee conducts its evaluation of performance against goals.

    Award Determination:

    The Compensation Committee, in consultation with the CEO, evaluates financial performance against agreed upon goals for the corporation as a whole and for each Group. In making its evaluation, the Committee takes into consideration unanticipated influences (e.g., economic downturn) impacting the difficulty of achieving the results as well as performance relative to peer companies. Peer company comparisons may be made at the Group level and for the corporation as a whole. The Compensation Committee decides, based on the recommendation of the CEO, the appropriate peer company comparisons for each Group and the corporation as a whole. In addition, the Compensation Committee judges results in relation to its expectations for improving overall shareowner return. Extraordinary gains and losses are included in financial performance evaluation both at corporate and, where appropriate, at Group levels. Major adjustments may be considered separately at the request of the CEO. Treatment of extraordinary gains and losses is the same for MAPP as for the calculation of wage Dividend. Taking into account these various considerations, the Compensation Committee determines the performance award level for the corporation and each Group. Group Presidents and the CEO decide how the award pool amounts are distributed within the Group.
    The "E" performance level established for each Group is the minimum hurdle for a MAPP award. If "E" performance level at the Group is not exceeded, there is no MAPP award for any unit within the Group, regardless of that unit's performance. The "E" performance level for the corporation applies only to those participants who have their MAPP award based on corporate results.

      Awards are based on unit performance as follows:

      Eligibility                       Performance Unit

      CEO, Corporate Staffs             Total Corporation
      Chemicals Group President, Group  Chemicals Group (Eastman Chemical
                                        Company)
       Staff & all units
      Imaging Group President, Group    Imaging Group
       Staff & all units
      Health Group President &          Health Group
       Group Staff
      Health Sciences Division &        Health Group less Sterling Winthrop
                                        and L&F
       Clinical Diagnostics Division

    The Compensation Committee approves actual MAPP award amounts for the following: Chief Executive Officer, Group Presidents, Chief Financial Officer, Senior Vice President-Legal, Senior Vice President-Human Resources and the five highest paid officers listed in the proxy, if they are different from individuals in the positions identified above.
     Unacceptable individual performance, as determined by management, may result in no performance award, regardless of company, Group or unit performance. Management has discretion to override the established guidelines to avoid inappropriate or inequitable results. Final approval for such an override resides at the Group President or equivalent level. The Chief Executive Officer may recommend to the Compensation Committee that no awards be paid through this plan should the company's overall financial performance warrant such action.

    Award Calculation:

    Achievement Level                       Award Factor

      A                                            2X
      B                                            1.5X
      C (Expected Performance)                     1X
      D                                            .5X
      E                                            0

      X=Target Award %

    Awards are paid in April, for performance in the previous year, based on goal achievement. In the example below, the participant has three goals, one with a weighting of 50% and each of the other two weighted 25%. The weighted performance is calculated on a scale of zero (0) to 200, with C (target) equal to 100. In this way, regardless of their target award percentage (15% to 40%), the performance for all participants can be calculated using the same scale. In the example, the performance for goal 1 was 125, resulting in a weighted performance (50% times l25) of 62.5. Goal 2 performance was 94 on the 200 scale (weighted performance was 23.5 [94 times 25%]). Goal 3 performance was 116 (weighted performance was 29 [116 times 25%]). This resulted in a total weighted performance of 115.

                       Performance Levels

         A            B         C          D       E
         200         150       100         50      0

Goals    Weight %                                 Weighted Performance

1        50%X             125                              62.5%
2        25%X                   94                         23.5%
3        25%X             116                              29%

                                                   Total = 115%

    In this example, consider that the participant had a year-end base salary of $90,000 and a target award of 15%. To calculate this participant's award, the Total Target Annual Compensation is calculated as described below. Then, the Target Award for the year is determined. Knowing the Target Award and the Total Weighted Performance (115% from above), the Performance Award can be calculated.

Total Targeted Annual Compensation = Base Salary divided by 1 minus the Target Award %.

In this example: $90,000/1-.15 = $105,882 = Total Targeted Annual
Compensation

Target Award = Total Targeted Annual Compensation times Target Award Percent
      Target Award = $105,882 X 15% = $15,882

Performance Award = Target Award times Total Weighted Performance
      Performance Award = $15,882 X 115.0% = $18,264


    RELATIONSHIP BETWEEN
    MAPP AND PERFORMANCE APPRAISALS:

    MAPP is intended to reward participants for the achievement of a few focused financial goals. Performance appraisals and rate reviews determine an individual's base salary with consideration for overall performance relative to the expectations for the job. MAPP is financially and organizationally oriented while performance appraisals are more individually oriented.

    SALARY ADJUSTMENT UPON ENTRY INTO MAPP:

    MAPP is a variable compensation, or pay at risk, program. Participants have their base salary administered on reduced rate ranges. New participants to MAPP are immediately administered on the reduced rate range for their assigned grade. This may reduce or eliminate promotional increases, depending upon the person's pay position in the rate range for their new grade. Subsequent salary treatment will depend upon pay/performance relationships in the reduced rate range for their assigned grade.

    SALARY CONVERSION UPON WITHDRAWAL FROM MAPP:

    In unusual circumstances when it is necessary for management to remove an individual from MAPP, the following method will be used to calculate that person's new salary on the non-MAPP rate schedule:

    1) Divide the individual's current salary in his or her MAPP- reduced rate range by the midpoint of that rate range, and
    2) Multiply that percentage times the midpoint of the non-MAPP schedule for the same wage grade. This is the person's new salary.
    3) Should the removal from MAPP involve a reduction in grade, select an appropriate rate in the new rate range based upon applicable training and experience.

                                                               Exhibit (10)G

                                                As amended December 30, 1993
                                                Effective December 31, 1993


                           EASTMAN KODAK COMPANY
                      1981 INCENTIVE STOCK OPTION PLAN


1.  Purposes

    The purposes of this Plan are to encourage ownership of the Company's stock by eligible key employees and to provide increased incentive for such employees to put forth maximum effort for the success of the business.

2.  Administration

    This Plan shall be administered by the Compensation Committee of the Board of Directors of the Company (the "Committee"). A member of the Committee shall not be, and shall not within one year prior to appointment to the Committee have been, eligible to participate in the Plan or any other plan of the Company or any of its affiliates entitling participants to acquire stock, stock options or stock appreciation rights of the Company or its affiliates. The Committee is authorized to establish such rules and regulations as it deems necessary for the proper administration of the Plan, and to make such determinations and interpretations and to take such action in connection with the Plan and any options granted under the Plan as it deems necessary or advisable. All determinations of the Committee shall be by a majority of its members, and its determinations shall be final.

3.  Eligibility

    Key employees of the Company and its subsidiaries shall be eligible to receive options under the Plan. Directors of the Company who are not full-time employees of the Company or of any of its subsidiaries shall not be eligible to receive options.

4.  Shares Available

    An aggregate of 6,075,000 shares of common stock (par value $2.50) of the Company shall be available for grant of options under the Plan (subject to adjustment as provided in paragraph 8). Such shares may be authorized and unissued shares or may be treasury shares. Upon the expiration or termination in whole or in part of any unexercised options, shares of common stock covered by such unexercised options shall be available again for new options under the Plan.

5.  Grant of Options

    Subject to the provisions of paragraph 6, options may be granted to such eligible employees in such numbers and at such times during the term of the Plan as the Committee shall determine. Each option shall be evidenced by a duly executed written agreement by and between the Company and the optionee. Option agreements may contain dissimilar provisions provided that all such provisions are consistent with the Plan.

6.  Terms and Conditions of Options

    All options under the Plan shall be granted subject to the following terms and conditions:

    (a) Option Price -- The option price per share shall be not less than 100% of its fair market value, as determined by the Committee, on the date the option is granted.

    (b) Maximum Value of Shares -- The aggregate fair market value (determined as of the time the option is granted) of the shares for which any eligible employee may be granted options in any calendar year (under all stock option plans of the Company and its subsidiaries) shall not exceed $100,000 plus any unused limit carryover to such year. The carryover amount from any calendar year after 1980 shall be one-half of the amount by which $100,000 exceeds the value at the time of grant of the shares for which options were granted to an eligible employee in such year. Unused amounts may be carried forward three years. Options granted in any year shall first use up the $100,000 current year limitation and then unused carryovers in the chronological order of the calendar years in which the carryovers arose.

    (c) Duration of Options -- Unless sooner terminated, each option shall expire not later than ten years from the date of grant.

    (d) Exercise of An Option -- No option may be exercised within six months of the date on which the option is granted except that any optionee whose actual retirement date shall occur during the six calendar months following the month of grant may exercise the option at any time between the date of retirement and the date of termination of the option indicated by its terms. No option may be exercised while there is outstanding any option previously granted to the optionee which has not been exercised in full or has not expired by reason of lapse of time. Options may be exercised from time to time by written notice to the Company stating the number of shares with respect to which the option is being exercised.

    (e) Payment -- No shares shall be issued or delivered until full payment for the shares has been made, with cash, with Company shares valued as of the date of exercise, or with a combination of both.

    (f) Nontransferability of Options -- An option shall not be transferable by an optionee except by will or the laws of descent and distribution and shall be exercisable, during his lifetime, only by him.

    (g) Termination of Employment -- Upon termination of an optionee's employment, each option previously granted to him shall expire if not exercised before the earliest of (i) the expiration date provided in the option agreement applicable to each such option; (ii) the date one year after the date of termination if employment is terminated by reason of death or disability (within the meaning of section 105(d)(4) of the Internal Revenue Code); (iii) the date three months after the date of termination if employment is terminated by reason of retirement; or (iv) the date of termination if employment is terminated for any reason other than death, disability or retirement. Anything herein to the contrary notwithstanding, optionees who cease to be employed by the Company or one of its subsidiaries and are employed by Eastman Chemical Company or one of its subsidiaries in connection with the distribution of common stock of Eastman Chemical Company to the shareholders of the Company, shall not be deemed to have terminated employment for purposes of this Plan and all options outstanding on the date of such distribution.

    (h) Non-Competition Provision -- Anything herein to the contrary notwithstanding, if an optionee, without the written consent of the Company, engages either directly or indirectly, in any manner or capacity, as principal, agent, partner, officer, director, employee, or otherwise, in any business or activity competitive with the business conducted by the Company or any subsidiary of the Company, each option previously granted to him shall expire forthwith.

7.  Regulatory Approvals and Listing

    The Company shall not be required to issue any certificate or certificates for shares of common stock upon the exercise of an option prior to (a) the obtaining of any approval from any governmental agency which the Company shall, in its sole discretion, determine to be necessary or advisable, (b) the admission of such shares to listing on any stock exchange on which the stock may then be listed, and (c) the completion of any registration or other qualification of such shares under any state or Federal law or rulings or regulations of any governmental body which the Company shall, in its sole discretion, determine to be necessary or advisable.

8.  Adjustment of Shares Available

    If there is any change in the common stock of the Company through the declaration of stock dividends, or through recapitalization resulting in stock splits, or combinations or exchanges of shares, or otherwise, the number of shares available for option and the shares subject to any option and the option prices shall be appropriately adjusted by the Committee.

9.  Prohibition of Loans to Optionees

    Neither the Company nor any subsidiary shall directly or indirectly lend money to an optionee for the purpose of assisting him to exercise any option granted under the Plan.

10. Amendment

    The Board of Directors of the Company may from time to time amend the Plan in any manner which it deems in the best interest of the Company, but may not, without the approval of the Company's shareholders, adopt any amendment which would (a) materially increase the benefits accruing to participants under the Plan, (b) materially increase the maximum number of shares which may be issued under the Plan (other than pursuant to paragraph 8), or (c) materially modify the requirements as to eligibility for participation in the Plan.

11. Term

    The Plan shall become effective on November 13, 1981, and shall be submitted for approval by the Company's shareholders at the 1982 annual meeting. No option shall be granted pursuant to the Plan subsequent to the fifth anniversary of the effective date of the Plan.

12. Change In Control.

    12.01 Background. The terms of this Paragraph 12 shall immediately become operative, without further action or consent by any person or entity, upon a Change In Control, and once operative shall supersede and control over any other provisions of this Plan.

    12.02 "Change In Control" means a change in control of the Company of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item l(a) of the Current Report of Form 8-K, as in effect on August 1, 1989, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act') provided that, without limitation, a Change In Control shall be deemed to have occurred at such time as (i) any "person" within the meaning of Section 14(d) of the Exchange Act is or has become the "beneficial owner" as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 25% or more of the combined voting power of the outstanding securities of the Company ordinarily having the right to vote at the election of directors ("Voting Securities"), or (ii) individuals who constitute the Board of Directors of the Company on August 1, 1989 (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to August 1, 1989 whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this clause (ii), considered as though such person were a member of the Incumbent Board.

    12.03 Lapse of Restrictions. Upon a Change In Control, all terms, conditions or restrictions in effect on any outstanding stock options or SARs, regardless of whether such SARs are Tandem SARs or Freestanding SARs, shall immediately lapse as of the date of the event. In addition, no other terms, conditions, or restrictions shall be imposed on any stock options or SARs on or after such date.

    12.04 Vesting of Stock Options and SARs. Upon a Change In Control, all outstanding stock options and SARs shall automatically become one hundred percent (100%) vested immediately upon the occurrence of such event.

    12.05 Exercise and Payment of Freestanding SARs. Upon a Change In Control, all outstanding Freestanding SARs, i.e., SARs which are granted separately from stock options, shall automatically be exercised, without further action by the Committee or any Participant, immediately upon the occurrence of such event. As a result, any Participant, whether or not he is still employed by the Company or any Subsidiary, then holding any outstanding Freestanding SARs shall be paid the value of his or her Freestanding SARs in a single lump-sum cash payment as soon as practicable, but in no event later than 90 days after the date of the Change In Control. For purposes of making this payment, the value of such Participant's Freestanding SARs shall be determined by averaging the mean between the high and low at which Kodak common stock is traded on the New York Stock Exchange on the date of the Change In Control.

    12.06 Cash Surrender of Stock Options. Upon the occurrence of a Change In Control, any Participant, whether or not he is still employed by the Company or a Subsidiary, then holding any stock options shall be paid in a single lump-sum cash payment the "Change In Control Value," as that term is hereafter defined, of such stock options as soon as practicable, but in no event later than 90 days after the date of the Change In Control. Notwithstanding the foregoing, any such Participant who, on the date of the Change In Control, holds stock options that have not been outstanding for a period of at least six months from their date of grant and who on such date is required to report under Section 16 of the Exchange Act shall not be paid the "Change In Control Value" of such stock options until the first day next following the end of such six-month period. For purposes of this Paragraph 12, the "Change In Control Value" of a given stock option shall be determined by multiplying the total number of shares of common stock the Participant would then be entitled to purchase under such option (assuming the application of Paragraphs 12.03 and 12.04 hereof) by the amount resulting from subtracting the option price of such stock option from the stock value obtained by averaging the mean between the high and low at which Kodak common stock is traded on the New York Stock Exchange on the date of the Change In Control.

          Upon receipt of the foregoing lump-sum cash payment by a Participant, the outstanding stock options for which such payment is being made, as well as the Tandem SARs related to such stock options, shall be automatically cancelled.

    12.07 Amendment on or After Change In Control. On or after a Change in Control, no action, including, but not by way of limitation, the amendment, suspension or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of this Plan with respect to any stock options or SARs to which the Participant may have become entitled hereunder on or prior to the date of such action or as a result of such Change In Control.

    12.08 Paragraph 6(g). Upon a Change In Control, the terms and provisions of Paragraph 6(g) of the Plan shall become null and void and shall have no further force and effect.

                                                               Exhibit (10)J

                                                As Amended December 30, 1993
                                                 Effective December 31, 1993



                EASTMAN KODAK COMPANY 1985 STOCK OPTION PLAN

1.  Purposes

The purposes of this Plan are to encourage ownership of the Company's stock by eligible key employees and to provide increased incentive for such employees to put forth maximum effort for the success of the business.

2.  Definitions.

    2.01 "Board" means the Board of Directors of Eastman Kodak Company.

    2.02 "Committee" means the Compensation Committee of the Board, consisting of not less than three members of the Board. A member of the Committee shall not be and shall not within one year prior to appointment to the Committee have been, eligible to be selected to participate in the Plan or any other plan of the Company or any of its affiliates entitling participants to acquire stock, stock options or stock appreciation rights of the Company or its affiliates.

    2.03 "Common Stock" means Common Stock of Eastman Kodak Company.

    2.04 "Company" means Eastman Kodak Company.

    2.05 "Participant" means an employee of the Company or a Subsidiary to whom a grant has been made by the Committee.

    2.06 "Plan" means the Eastman Kodak Company 1985 Stock Option Plan.

    2.07 "Subsidiary" means a corporation or other business entity in which the Company directly or indirectly has an ownership interest of fifty percent or more.

    2.08 "Change In Control" means a change in control of the Company of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item l(a) of the Current Report of Form 8-K, as in effect on August 1, 1989, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); provided that, without limitation, a Change In Control shall be deemed to have occurred at such time as
         (i) any "person" within the meaning of Section 14(d) of the Exchange Act is or has become the "beneficial owner" as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 25% or more of the combined voting power of the outstanding securities of the Company ordinarily having the right to vote at the election of director ("Voting Securities"), or (ii) individuals who constitute the Board of Directors of the Company on August 1, 1989 (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to August 1, 1989 whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this clause (ii), considered as though such person were a member of the Incumbent Board.

3.  Administration

This Plan shall be administered by the Committee. The Committee is authorized to establish such rules and regulations as it deems necessary for the proper administration of the Plan, and to make such determinations and interpretations and to take such action in connection with the Plan and any options or stock appreciation rights granted under the Plan as it deems necessary or advisable. All determinations of the Committee shall be by a majority of its members, and its determinations shall be final.

4.  Eligibility

Key employees of the Company and its Subsidiaries shall be eligible to receive grants under the Plan. Directors of the Company or any Subsidiary who are not full-time employees of the Company or Subsidiary shall not be eligible to receive grants.

5.  Shares Available

An aggregate of 9,000,000 shares of common stock (par value $2.50) of the Company shall be available for grant under the Plan (subject to adjustment as provided in paragraph 10). Such shares may be authorized and unissued shares or may be treasury shares. Upon the expiration or termination in whole or in part of any unexercised grant, shares of common stock covered by such unexercised grant shall be available again for grant under the Plan.

6.  Grant of Options

Subject to the provisions of paragraphs 7 and 8, options may be granted to such eligible employees in such numbers, at such times during the term of the Plan, and for such durations as the Committee shall determine. These stock options may be incentive stock options within the meaning of Section 422A of the Internal Revenue Code or non-qualified stock options (i.e., stock options which are not incentive stock options), or a combination of both. Options may contain dissimilar provisions provided that all such provisions are consistent with the Plan.

7.  Terms and Conditions of Grants

    (a) All options granted under the Plan shall be subject to the following terms and conditions:

         (i) Option Price -- The option price shall be not less than 100% of the fair market value of the Common Stock, as determined by the Committee, on the date of grant.

         (ii) Duration of Options -- Each option shall expire not later than ten years from the date of grant, unless sooner exercised or terminated in accordance with subparagraph (vi) or (vii) below.

         (iii) Exercise of An Option -- No option may be exercised within one year of the date on which the option is granted. One half (50%) of an option shall become exercisable on the first anniversary of the date of grant of such option and the remaining half shall become exercisable on the second anniversary of the date of grant. Notwithstanding the preceding two sentences, if any Participant dies, becomes disabled, retires or terminates employment for any approved reason, prior to the second anniversary of the date of grant of any options to him, such options may be exercised at any time between the date of the event and the date of termination of the option indicated by its terms. Options may be exercised from time to time by written notice to the Company stating the number of shares with respect to which the option is being exercised.

         (iv) Payment -- No shares shall be issued or delivered until full payment for the shares has been made, with cash, with Company shares valued as of the date of exercise (including shares previously acquired pursuant to the exercise of an option), or with a combination of both.

         (v) Nontransferability of Options -- An option shall not be transferable by a Participant except by will or the laws of descent and distribution and shall be exercisable, during his lifetime, only by him.

         (vi) Termination of Employment -- On the sixtieth (60th) day after termination of a Participant's employment, each option previously granted to him shall expire; provided, however, if employment is terminated by reason of death, disability, retirement or any approved reason, the option shall terminate at such time as determined by the Committee. Transfers between the Company and a Subsidiary shall not be a termination of employment. Anything herein to the contrary notwithstanding, Participants who cease to be employed by the Company or a Subsidiary and are employed by Eastman Chemical Company or one of its subsidiaries in connection with the distribution of the common stock of Eastman Chemical Company to the shareholders of the Company, shall not be deemed to have terminated employment for purposes of this Plan and all options and SARs outstanding on the date of such distribution.

         (vii) Non-Competitive Provision -- Notwithstanding any Plan provision, other than Paragraph 18.07 hereof, to the contrary, if a Participant, without the written consent of the Company, engages either directly or indirectly, in any manner or capacity, as principal, agent, partner, officer, director, employee, or otherwise, in any business or activity competitive with the business conducted by the Company or any Subsidiary, or performs any act or engages in any activity which, in the opinion of the Chief Executive Officer, is inimical to the best interests of the Company, either during or after employment with the Company or Subsidiary, all options previously granted to him shall expire forthwith.

    (b) In addition to the terms and conditions of paragraph (a) above, incentive stock options granted under the Plan shall also be subject to the following: If a Participant disposes of shares acquired pursuant to the exercise of an incentive stock option in a disqualifying disposition within the time periods identified in Section 422A(a)(l) of the Internal Revenue Code, such Participant is required to notify the Company of such disposition and provide information as to the date of disposition, sale price, quantity disposed of and any other information about such disposition which the Company may reasonably request.

8.  Stock Appreciation Rights

Stock appreciation rights covering shares of Common Stock ("SARs") may be granted to such eligible employees in such numbers and at such times during the term of the Plan as the Committee shall determine. An SAR may be granted in tandem with all or a portion of a related stock option under the Plan ("Tandem SARs"), or may be granted separately ("Freestanding SAR"). Tandem SARs shall be granted concurrently with the grant of the stock option. A Tandem SAR shall be exercisable only to the extent that the related stock option is exercisable, and the "exercise price" of such an SAR (the base from which the value of the SAR is measured at its exercise) shall be the option price under the related stock option. The exercise price of a Freestanding SAR shall be not less than 100% of the fair market value of the Common Stock, as determined by the Committee, on the date of grant of the Freestanding SAR. A Tandem SAR and a Freestanding SAR shall entitle the recipient to receive a payment equal to the excess of the fair market value of the shares of Common Stock covered by the SAR on the date of exercise over the exercise price of the SAR. Such payment may be made in cash or in shares of Common Stock or a combination of both, as the Committee shall determine. The Committee may cancel or place a limit on the term of, or the amount payable for, any SAR at any time. The Committee shall determine all other terms and conditions of any SAR grant. An SAR shall not be transferable by a Participant except by will or the laws of descent- and distribution and shall be exercisable, during his lifetime, only by him. Unless the Committee shall otherwise determine, to the extent a Freestanding SAR is exercisable, it will be exercised automatically for a cash settlement on its expiration date. Upon exercise of a Tandem SAR as to some or all of the shares covered by the grant, the related stock option shall be cancelled automatically to the extent of the number of shares covered by such exercise, and such shares shall no longer be available for grant under Section 5. Conversely, if the related stock option is exercised as to some or all of the shares covered by the grant, the related Tandem SAR, if any, shall be cancelled automatically to the extent of the number of shares covered by the stock option exercise.

9.  Regulatory Approvals and Listing

The Company shall not be required to issue any certificate or certificates for shares of Common Stock upon the exercise of an option or SAR prior to (a) the obtaining of any approval from any governmental agency which the Company shall, in its sole discretion, determine to be necessary or advisable, (b) the admission of such shares to listing on any stock exchange on which the Common Stock may then be listed, and (c) the completion of any registration or other qualification of such shares under any state or Federal law or rulings or regulations of any governmental body which the Company shall, in its sole discretion, determine to be necessary or advisable.

10. Adjustment of Shares Available

If there is any change in the number of outstanding shares of Common Stock of the Company through the declaration of stock dividends, or through stock splits, the number of shares available for options and SARs and the shares subject to any option or SAR and the option prices or exercise prices shall be automatically adjusted. If there is any change in the number of outstanding shares of Common Stock of the Company through any change in the capital account of the Company or through any other transaction referred to in Section 425(a) of the Internal Revenue Code, the number of shares available for options and SARs and the shares subject to any option or SAR and the option prices or exercise prices shall be appropriately adjusted by the Committee.

11. Prohibition of Loans to Participants

Neither the Company nor any Subsidiary shall directly or indirectly lend money to a Participant for the purpose of assisting him to exercise any option granted under the Plan.

12. Amendment

The Board may from time to time amend the Plan in any manner which it deems in the best interest of the Company, but may not, without the approval of the Company's shareholders, adopt any amendment which would (a) materially increase the benefits accruing to participants under the Plan, (b) materially increase the maximum number of shares which may be issued under the Plan (other than pursuant to paragraph 10), or (c) materially modify the requirements as to eligibility for participation in the Plan.

13. Term

The Plan shall become effective on November 8, 1985, and shall be submitted for approval by the Company's shareholders at the 1986 annual meeting. No option or SARs shall be exercisable before shareholder approval of the Plan. No option or SAR shall be granted pursuant to the Plan after December 31, 1989.

14. Rights as a Shareholder

A Participant shall possess no rights as a shareholder with respect to the shares covered by an option or SAR granted to him until the issuance to the Participant of the stock certificate for the shares purchased.

15. Governing Law

The Plan shall be construed and enforced in accordance with the law of New York State.

16. Taxes

The Company will withhold, to the extent required by law, all applicable income and employment taxes due as a result of transactions under this Plan and the Company may require the Participant to pay to it such tax as a condition of exercise of an option or SAR.

17. No Right to Continued Employment

Participation in the Plan shall not give any employee any right to remain in the employ of the Company. The Company reserves the right to terminate any Participant at any time.

18. Change In Control

    18.01 Background. The terms of this Paragraph 18 shall immediately become operative, without further action or consent by any person or entity, upon a Change In Control, and once operative shall supersede and control over any other provisions of this Plan and its Administrative Guide.

    18.02 Lapse of Restrictions. Upon a Change In Control, all terms, conditions or restrictions in effect on any outstanding stock options, regardless of whether such stock options are incentive stock options or non-qualified stock options, or SARs, regardless of whether such SARs are Tandem SARs or Freestanding SARs, shall immediately lapse as of the date of the event.

           In addition, no other terms, conditions, or restrictions shall be imposed on any stock options or SARs on or after such date.

    18.03 Vesting of Stock Options and SARs. Upon a Change In Control, all outstanding stock options and SARs shall automatically become one hundred percent (100%) vested immediately upon the occurrence of such event.

    18.04 Exercise and Payment of Freestanding SARs. Upon a Change In Control, all outstanding -Freestanding SARs shall automatically be exercised, without further action by the Committee or any Participant, immediately upon the occurrence of such event. As a result, any Participant, whether or not he is still employed by the Company or any Subsidiary, then holding any outstanding Freestanding SARs shall be paid the value of his or her Freestanding SARs in a single lump-sum cash payment as soon as practicable, but in no event later than 90 days after the date of the Change In Control. For purposes of making this payment, the value of such Participant's Freestanding SARs shall be determined by averaging the mean between the high and low at which Kodak common stock is traded on the New York Stock Exchange on the day of the Change In Control.

    18.05 Cash Surrender of Stock Options. Upon the occurrence of a Change In Control, any Participant, whether or not he is still employed by the Company or a Subsidiary, then holding any stock options, regardless of whether they are incentive stock options or non-qualified stock options, shall be paid in a single lump-sum cash payment the "Change In Control Value," as that term is hereafter defined, of such stock options as soon as practicable, but in no event later than 90 days after the date of the Change In Control. Notwithstanding the foregoing, any such Participant who, on the date of the Change In Control, holds stock options that have not been outstanding for a period of at least six months from their date of grant and who on such date is required to report under Section 16 of the Exchange Act shall not be paid the "Change In Control Value" of such stock options until the first day next following the end of such six-month period. For purposes of this Paragraph 18, the "Change In Control Value" of a given stock option shall be determined by multiplying the total number of shares of common stock the Participant would then be entitled to purchase under such option (assuming the application of Subparagraphs 18.02 and 18.03 hereof) by the amount resulting from subtracting the option price of such stock option from the stock value obtained by averaging the mean between the high and low at which Kodak common stock is traded on the New York Stock Exchange on the date of the Change In Control.

           Upon receipt of the foregoing lump sum cash payment by a Participant, the outstanding stock options for which such payment is being made, as well as the Tandem SARs related to such stock options, shall be automatically cancelled.

    18.06 Amendment on or After Change In Control. On or after a Change in Control, no action, including, but not by way of limitation, the amendment, suspension or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of this Plan with respect to any stock options or SARs to which the Participant may have become entitled hereunder on or prior to the date of such action or as a result of such Change In Control.

    18.07 Subparagraphs 7(a)(vi) and 7(a)(vii). Upon a Change In Control, the terms and provisions of Subparagraphs 7(a)(vi) and 7(a)(vii) shall become null and void and shall have no further force and effect.

                                                               Exhibit (10)L

















                  1990 OMNIBUS LONG-TERM COMPENSATION PLAN






















                                                 EASTMAN KODAK COMPANY
                                                 Effective December 31, 1993

                  1990 OMNIBUS LONG-TERM COMPENSATION PLAN
                                             December 31, 1993


                             TABLE OF CONTENTS


               Paragraph        Title                            Page

                   1        Purpose                              108

                   2        Definitions                          108

                   3        Administration                       109

                   4        Eligibility                          110

                   5        Shares Available                     110

                   6        Term                                 110

                   7        Participation                        110

                   8        Stock Options                        110

                   9        Stock Appreciation Rights            111

                  10        Stock Awards                         111

                  11        Performance Units                    112

                  12        Performance Shares                   112

                  13        Payment of Awards                    112

                  14        Dividends and Dividend Equivalents   113

                  15        Deferral of Awards                   113

                  16        Termination of Employment            113

                  17        Nonassignability                     113

                  18        Adjustment of Shares Availability    113

                  19        Withholding Taxes                    114

                  20        Noncompetition Provision             114

                  21        Amendments to Awards                 114

                  22        Regulatory Approvals and Listings    114

                  23        No Right to Continued Employment
                               or Grants                         114

                  24        Amendment                            114

                  25        Governing Law                        114

                  26        Change in Ownership                  115

                  27        Change in Control                    116

                  28        No Right, Title, or Interest in
                               Company Assets                    117

                  29        Gender                               117

                           EASTMAN KODAK COMPANY
                    1990 OMNIBUS LONG-TERM COMPENSATION PLAN


1.      Purpose

The purpose of the Plan is to provide motivation to Key Employees of the Company and its subsidiaries to put forth maximum efforts toward the continued growth, profitability, and success of the Company and its Subsidiaries by providing incentives to such Key Employees through the ownership and performance of the Common Stock of the Company. Toward his objective, the Committee may grant stock options, stock appreciation rights, Stock Awards, performance units, performance shares, and/or other incentive awards to Key Employees of the Company and its Subsidiaries on the terms and subject to the conditions set forth in the Plan.


2.      Definitions

2.1 "Award" means any form of stock option, stock appreciation right, Stock Award, performance unit, performance shares, or other incentive award granted under the Plan, whether singly, in combination, or in tandem, to a Participant by the Committee pursuant to such terms, conditions, restrictions and/or limitations, if any, as the Committee may establish by the Award Notice or otherwise.

2.2 "Award Notice" means a written notice from the Company to a Participant that establishes the terms, conditions, restrictions, and/or limitations applicable to an Award in addition to those established by this Plan and by the Committee's exercise of its administrative powers.

2.3     "Board" means the Board of Directors of the Company.

2.4 "Cause" means (a) the willful and continued failure by a Key Employee to substantially perform his duties with his employer after written warnings identifying the lack of substantial performance are delivered to the Key Employee by his employer to specifically identify the manner in which the employer believes that the Key Employee has not substantially performed his duties, or (b) the willful engaging by a Key Employee in illegal conduct which is materially and demonstrably injurious to the Company or a Subsidiary.

2.5 "Change In Control" means a change in control of the Company of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item 1(a) of the Current Report on Form 8-K, as in effect on August 1, 1989, pursuant to Section 13 or 15(d) of the Exchange Act; provided that, without limitation, a Change In Control shall be deemed to have occurred at such time as (i) any "person" within the meaning of Section 14(d) of the Exchange Act, other than the Company, a subsidiary of the Company, or any employee benefit plan(s) sponsored by the Company or any subsidiary of the Company, is or has become the "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 25% or more of the combined voting power of the outstanding securities of the Company ordinarily having the right to vote at the election of directors, or (ii) individuals who constitute the Board on February 1, 1990 (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to February 1, 1990 whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this Plan, considered as though such person were a member of the Incumbent Board.

2.6 "Change In Control Price" means the highest closing price per share paid for the purchase of Common Stock on the New York Stock Exchange during the ninety (90) day period ending on the date the Change In Control occurs.

2.7 "Change In Ownership" means a Change In Control which results directly or indirectly in the Company's Common Stock ceasing to be actively traded on the New York Stock Exchange.

2.8 "Code" means the Internal Revenue Code of 1986, as amended from time to time.

2.9 "Committee" means the Compensation Committee of the Board or such other committee designated by the Board, authorized to administer the Plan under paragraph 3 hereof. The Committee shall consist of not less than three members. A member of the Committee shall not be, and shall not within one year prior to appointment to the Committee have been, eligible to be selected to participate in the Plan or any other plan of the Company or any of its affiliates entitling participants to acquire stock, stock options, or stock appreciation rights of the Company or its affiliates.

2.10    "Common Stock" means common stock of the Company.

2.11    "Company" means Eastman Kodak Company.

2.12 "Exchange Act" means the Securities and Exchange Act of 1934, as amended.

2.13 "Key Employee" means an employee of the Company or a Subsidiary who holds a position of responsibility in a managerial, administrative, or professional capacity, and whose performance, as determined by the Committee in the exercise of its sole and absolute discretion, can have a significant effect on the growth, profitability, and success of the Company.

2.14 "Participant" means any individual to whom an Award has been granted by the Committee under this Plan.

2.15 "Plan" means the Eastman Kodak Company 1990 Omnibus Long-Term Compensation Plan.

2.16 "Stock Award" means an award granted pursuant to paragraph 10 hereof in the form of shares of Common Stock, restricted shares of Common Stock, and/or Units of Common Stock.

2.17 "Subsidiary" means a corporation or other business entity in which the Company directly or indirectly has an ownership interest of 80 percent or more.

2.18 "Unit" means a bookkeeping entry used by the Company to record and account for the grant of the following Awards until such time as the Award is paid, cancelled, forfeited or terminated, as the case may be; Units of Common Stock, performance units, and performance shares which are expressed in terms of Units of Common Stock.

3.      Administration

The Plan shall be administered by the Committee. The Committee shall have the authority to: (a) interpret the Plan; (b) establish such rules and regulations as it deems necessary for the proper operation and administration of the Plan; (c) select Key Employees to receive Awards under the Plan; (d) determine the form of an Award, whether a stock option, stock appreciation right, Stock Award, performance unit, performance share, or other incentive award established by the Committee in accordance with (h) below, the number of shares or Units subject to the Award, all the terms, conditions, restrictions and/or limitations, if any, of an Award, including the time and conditions of exercise or vesting, and the terms of any Award Notice; (e) determine whether Awards should be granted singly, in combination or in tandem; (f) grant waivers of Plan terms, conditions, restrictions, and limitations; (g) accelerate the vesting, exercise, or payment of an Award or the performance period of an Award when such action or actions would be in the best interest of the Company; (h) establish such other types of Awards, besides those specifically enumerated in paragraph 2.1 hereof, which the Committee determines are consistent with the Plan's purpose; and (i) take any and all other action it deems necessary or advisable for the proper operation or administration of the Plan. In addition, in order to enable Key Employees who are foreign nationals or are employed outside the United States or both to receive Awards under the Plan, the Committee may adopt such amendments, procedures, regulations, subplans and the like as are necessary or advisable, in the opinion of the Committee, to effectuate the purposes of the Plan. The Committee shall also have the authority to grant Awards in replacement of Awards previously granted under this Plan or any other executive compensation plan of the Company or a Subsidiary. All determinations of the Committee shall be made by a majority of its members, and its determinations shall be final, binding and conclusive.

The Committee, in its discretion, may delegate its authority and duties under the Plan to the Chief Executive Officer and/or to other senior officers of the Company under such conditions and/or limitations as the Committee may establish; provided, however, that only the Committee may select and grant Awards to Participants who are subject to Section 16 of the Exchange Act.

4.      Eligibility

Any Key Employee is eligible to become a Participant of the Plan.

In addition, any individual who on the effective date of the Plan is both (i) a former Key Employee of the Company or a Subsidiary, and (ii) a participant under the Eastman Kodak Company 1985 Long-Term Performance Award Plan (the "1985 Plan"), shall be eligible to become a Participant of the Plan.
However, the participation of any such individual under the Plan shall be limited solely to receiving Awards granted by the Committee under this Plan in replacement of any unpaid or unearned award under the 1985 Plan on the effective date of the Plan.

5.      Shares Available

The maximum number of shares of Common Stock, $2.50 par value per share, of the Company which shall be available for grant of Awards under the Plan (including incentive stock options) during its term shall not exceed 16,000,000. (Such amount shall be subject to adjustment as provided in paragraph 18.) Any shares of Common Stock related to Awards which terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, are settled in cash in lieu of Common Stock, or are exchanged with the Committee's permission for Awards not involving Common Stock, shall be available again for grant under the Plan. Further, any shares of Common Stock which are used by a Participant for the full or partial payment to the Company of the purchase price of shares of Common Stock upon exercise of a stock option, or for any withholding taxes due as a result of such exercise, shall again be available for Awards under the Plan. Similarly, shares of Common Stock with respect to which an SAR has been exercised and paid in cash shall again be available for grant under the Plan. The shares of Common Stock available for issuance under the Plan may be authorized and unissued shares or treasury shares.

6.      Term

The Plan shall become effective as of February 1, 1990, subject to its approval by the Company's shareholders at the 1990 annual meeting. No awards shall be exercisable or payable before approval of the Plan has been obtained from the Company's shareholders. Awards shall not be granted pursuant to the Plan after January 31, 1995.

7.      Participation

The Committee shall select, from time to time, Participants from those Key Employees who, in the opinion of the Committee, can further the Plan's purposes. Once a Participant is so selected, the Committee shall determine the type or types of Awards to be made to the Participant and shall establish in the related Award Notices the terms, conditions, restrictions and/or limitations, if any, applicable to the Awards in addition to those set forth in this Plan and the administrative rules and regulations issued by the Committee.

8.      Stock Options

        (a) Grants. Awards may be granted in the form of stock options. These stock options may be incentive stock options within the meaning of Section 422A of the Code or non-qualified stock options (i.e., stock options which are not incentive stock options), or a combination of both.

        (b) Terms and Conditions of Options. An option shall be exercisable in whole or in such installments and at such times as may be determined by the Committee. The price at which Common Stock may be purchased upon exercise of a stock option shall be established by the Committee, but such price shall not be less than 50 percent of the fair market value of the Common Stock, as determined by the Committee, on the date of the stock option's grant.

        (c) Restrictions Relating to Incentive Stock Options. Stock options issued in the form of incentive stock options shall, in addition to being subject to all applicable terms, conditions, restrictions and/or limitations established by the Committee, comply with Section 422A of the Code. Accordingly, the aggregate fair market value (determined at the time the option was granted) of the Common Stock with respect to which incentive stock options are exercisable for the first time by a Participant during any calendar year (under this Plan or any other plan of the Company or any of its Subsidiaries) shall not exceed $100,000 (or such other limit as may be required by the Code). Further, the per-share option price of an incentive stock option shall not be less than 100 percent of the fair market value of the Common Stock, as determined by the Committee, on the date of grant. Also, each option shall expire not later than ten years from its date of grant. The number of shares of Common Stock that shall be available for incentive stock options granted under the Plan is 16,000,000.

        (d) Additional Terms and Conditions. The Committee may, by way of the Award Notice or otherwise, establish such other terms, conditions, restrictions and/or limitations, if any, of any stock option Award, provided they are not inconsistent with the Plan.

        (e) Exercise. Upon exercise, the option price of a stock option may be paid in cash, shares of Common Stock, shares of restricted Common Stock, a combination of the foregoing, or such other consideration as the Committee may deem appropriate. The Committee shall establish appropriate methods for accepting Common Stock, whether restricted or unrestricted, and may impose such conditions as it deems appropriate on the use of such Common Stock to exercise a stock option.

9.      Stock Appreciation Rights

`       (a)   Grants.  Awards may be granted in the form of stock
              appreciation rights ("SARs"). An SAR may be granted in tandem with all or a portion of a related stock option under the Plan
              ("Tandem SARs"), or may be granted separately ("Freestanding
              SARs"). A Tandem SAR may be granted either at the time of the grant of the related stock option or at any time thereafter during the term of the stock option. SARs shall entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of Common Stock from the exercise price to the market value on the date of exercise.
              In the case of SARs granted in tandem with stock options granted prior to the grant of such SARs, the appreciation in value is from the option price of such related stock option to the market value on the date of exercise.

        (b) Terms and Conditions of Tandem SARs. A Tandem SAR shall be exercisable to the extent, and only to the extent, that the related stock option is exercisable, and the "exercise price" of such an SAR (the base from which the value of the SAR is measured at its exercise) shall be the option price under the related stock option. However, at no time shall a Tandem SAR be issued if the option price of its related stock option is less than 50 percent of the fair market value of the Common Stock, as determined by the Committee, on the date of the Tandem SAR's grant. If a related stock option is exercised as to some or all of the shares covered by the Award, the related Tandem SAR, if any, shall be cancelled automatically to the extent of the number of shares covered by the stock option exercise. Upon exercise of a Tandem SAR as to some or all of the shares covered by the Award, the related stock option shall be cancelled automatically to the extent of the number of shares covered by such exercise, and such shares shall again be eligible for grant in accordance with paragraph 5 hereof, except to the extent any shares of Common Stock are issued to settle the SAR.

        (c) Terms and Conditions of Freestanding SARs. Freestanding SARs shall be exercisable in whole or in such installments and at such times as may be determined by the Committee. The exercise price of a Freestanding SAR shall also be determined by the Committee; provided, however, that such price shall not be less than 50 percent of the fair market value of the Common Stock, as determined by the Committee, on the date of the Freestanding SAR's grant.

        (d) Deemed Exercise. The Committee may provide that an SAR shall be deemed to be exercised at the close of business on the scheduled expiration date of such SAR if at such time the SAR by its terms remains exercisable and, if so exercised, would result in a payment to the holder of such SAR.

        (e) Additional Terms and Conditions. The Committee may, by way of the Award Notice or otherwise, determine such other terms, conditions, restrictions and/or limitations, if any, of any SAR Award, provided they are not inconsistent with the Plan.

10.     Stock Awards

        (a) Grants. Awards may be granted in the form of Stock Awards. Stock Awards shall be awarded in such numbers and at such times during the term of the Plan as the Committee shall determine.

        (b) Award Restrictions. Stock Awards shall be subject to such terms, conditions, restrictions, and/or limitations, if any, as the Committee deems appropriate including, but not by way of limitation, restrictions on transferability and continued employment. The Committee may modify or accelerate the delivery of a Stock Award under such circumstances as it deems appropriate.

        (c) Rights as Shareholders. During the period in which any restricted shares of Common Stock are subject to the restrictions imposed under paragraph 10(b), the Committee may, in its discretion, grant to the Participant to whom such restricted shares have been awarded all or any of the rights of a shareholder with respect to such shares, including, but not by way of limitation, the right to vote such shares and to receive dividends.

        (d) Evidence of Award. Any stock award granted under the Plan may be evidenced in such manner as the Committee deems appropriate, including, without limitation, book-entry registration or issuance of a stock certificate or certificates.

11.     Performance Units

        (a) Grants. Awards may be granted in the form of performance units. Performance units, as that term is used in this Plan, shall refer to Units valued by reference to designated criteria established by the Committee, other than Common Stock.

        (b) Performance Criteria. Performance units shall be contingent on the attainment during a performance period of certain performance objectives. The length of the performance period, the performance objectives to be achieved during the performance period, and the measure of whether and to what degree such objectives have been attained shall be conclusively determined by the Committee in the exercise of its absolute discretion. Performance objectives may be revised by the Committee, at such times as it deems appropriate during the performance period, in order to take into consideration any unforeseen events or changes in circumstances.

        (c) Additional Terms and Conditions. The Committee may, by way of the Award Notice or otherwise, determine such other terms, conditions, restrictions, and/or limitations, if any, of any Award of performance units, provided they are not inconsistent with the Plan.

12.     Performance Shares

        (a) Grants. Awards may be granted in the form of performance shares. Performance shares, as that term is used in this Plan, shall refer to shares of Common Stock or Units which are expressed in terms of Common Stock.

        (b) Performance Criteria. Performance shares shall be contingent upon the attainment during a performance period of certain performance objectives. The length of the performance period, the performance objectives to be achieved during the performance period, and the measure of whether and to what degree such objectives have been attained shall be conclusively determined by the Committee in the exercise of its absolute discretion. Performance objectives may be revised by the Committee, at such times as it deems appropriate during the performance period, in order to take into consideration any unforeseen events or changes in circumstances.

        (c) Additional Terms and Conditions. The Committee may, by way of the Award Notice or otherwise, determine such other terms, conditions, restrictions and/or limitations, if any, of any Award of performance shares, provided they are not inconsistent with the Plan.

13.     Payment of Awards

At the discretion of the Committee, payment of Awards may be made in cash, Common Stock, a combination of cash and Common Stock, or any other form of property as the Committee shall determine. In addition, payment of Awards may include such terms, conditions, restrictions and/or limitations, if any, as the Committee deems appropriate, including, in the case of Awards paid in the form of Common Stock, restrictions on transfer and forfeiture provisions. Further, payment of Awards may be made in the form of a lump sum or installments, as determined by the Committee.

14.     Dividends and Dividend Equivalents

If an Award is granted in the form of a Stock Award, stock option, or performance share, or in the form of any other stock-based grant, the Committee may choose, at the time of the grant of the Award or any time thereafter up to the time of the Award's payment, to include as part of such Award an entitlement to receive dividends or dividend equivalents, subject to such terms, conditions, restrictions and/or limitations, if any, as the Committee may establish. Dividends and dividend equivalents shall be paid in such form and manner (i.e., lump sum or installments), and at such time as the Committee shall determine. All dividends or dividend equivalents which are not paid currently may, at the Committee's discretion, accrue interest, be reinvested into additional shares of Common Stock or, in the case of dividends or dividend equivalents credited in connection with performance shares, be credited as additional performance shares and paid to the Participant if and when, and to the extent that, payment is made pursuant to such Award.

15.     Deferral of Awards

At the discretion of the Committee, payment of a Stock Award, performance share, performance unit, dividend, dividend equivalent, or any portion thereof may be deferred by a Participant until such time as the Committee may establish. All such deferrals shall be accomplished by the delivery of a written, irrevocable election by the Participant prior to the time such payment would otherwise be made, on a form provided by the Company. Further, all deferrals shall be made in accordance with administrative guidelines established by the Committee to ensure that such deferrals comply with all applicable requirements of the Code and its regulations. Deferred payments shall be paid in a lump sum or installments, as determined by the Committee. The Committee may also credit interest, at such rates to be determined by the Committee, on cash payments that are deferred and credit dividends or dividend equivalents on deferred payments denominated in the form of Common Stock.

16.     Termination of Employment

If a Participant's employment with the Company or a Subsidiary terminates for a reason other than death, disability, retirement, or any approved reason, all unexercised, unearned, and/or unpaid Awards, including, but not by way of limitation, Awards earned but not yet paid, all unpaid dividends and dividend equivalents, and all interest accrued on the foregoing shall be cancelled or forfeited, as the case may be, unless the Participant's Award Notice provides otherwise. The Committee shall have the authority to promulgate rules and regulations to (i) determine what events constitute disability, retirement, or termination for an approved reason for purposes of the Plan, and (ii) determine the treatment of a Participant under the Plan in the event of his death, disability, retirement or termination for an approved reason.
Anything herein to the contrary notwithstanding, Participants who cease to be employed by the Company or a Subsidiary and are employed by Eastman Chemical Company or one of its subsidiaries in connection with the distribution of the common stock of Eastman Chemical Company to the shareholders of the Company, shall not be deemed to have terminated employment for purposes of this Plan and all Awards outstanding on the date of such distribution.

17.     Nonassignability

No Awards or any other payment under the Plan shall be subject in any manner to alienation, anticipation, sale, transfer (except by will or the laws of descent and distribution), assignment, pledge, or encumbrance, nor shall any Award be payable to or exercisable by anyone other than the Participant to whom it was granted.

18.     Adjustment of Shares Available

If there is any change in the number of outstanding shares of Common Stock through the declaration of stock dividends, stock splits or the like, the number of shares available for Awards, the shares subject to any Award and the option prices or exercise prices of Awards shall be automatically adjusted. If there is any change in the number of outstanding shares of Common Stock through any change in the capital account of the Company, or through any other transaction referred to in Section 425(a) of the Code, the Committee shall make appropriate adjustments in the maximum number of shares of Common Stock which may be issued under the Plan and any adjustments and/or modifications to outstanding Awards as it deems appropriate. In the event of any other change in the capital structure or in the Common Stock of the Company, the Committee shall also be authorized to make such appropriate adjustments in the maximum number of shares of Common Stock available for issuance under the Plan and any adjustments and/or modifications to outstanding Awards as it deems appropriate.

19.     Withholding Taxes

The Company shall be entitled to deduct from any payment under the Plan, regardless of the form of such payment, the amount of all applicable income and employment taxes required by law to be withheld with respect to such payment or may require the Participant to pay to it such tax prior to and as a condition of the making of such payment. In accordance with any applicable administrative guidelines it establishes, the Committee may allow a Participant to pay the amount of taxes required by law to be withheld from an Award by withholding from any payment of Common Stock due as a result of such Award, or by permitting the Participant to deliver to the Company, shares of Common Stock having a fair market value, as determined by the Committee, equal to the amount of such required withholding taxes.

20.     Noncompetition Provision

Unless the Award Notice specifies otherwise, a Participant shall forfeit all unexercised, unearned, and/or unpaid Awards, including, but not by way of limitation, Awards earned but not yet paid, all unpaid dividends and dividend equivalents, and all interest, if any, accrued on the foregoing if, (i) in the opinion of the Committee, the Participant, without the written consent of the Company, engages directly or indirectly in any manner or capacity as principal, agent, partner, officer, director, employee, or otherwise, in any business or activity competitive with the business conducted by the Company or any Subsidiary; or (ii) the Participant performs any act or engages in any activity which in the opinion of the Chief Executive Officer of the Company is inimical to the best interests of the Company. In addition, the Committee may, in its discretion, condition the deferral of any Award, dividend, or dividend equivalent under paragraph 15 hereof on a Participant's compliance with the terms of this paragraph 20, and cause such a Participant to forfeit any payment which is so deferred if the Participant fails to comply with the terms hereof.

21.     Amendments to Awards

The Committee may at any time unilaterally amend any unexercised, unearned, or unpaid Award, including, but not by way of limitation, Awards earned but not yet paid, to the extent it deems appropriate; provided, however, that any such amendment which, in the opinion of the Committee, is adverse to the Participant shall require the Participant's consent.

22.     Regulatory Approvals and Listings

Notwithstanding anything contained in this Plan to the contrary, the Company shall have no obligation to issue or deliver certificates of Common Stock evidencing Stock Awards or any other Award resulting in the payment of Common Stock prior to (a) the obtaining of any approval from any governmental agency which the Company shall, in its sole discretion, determine to be necessary or advisable, (b) the admission of such shares to listing on the stock exchange on which the Common Stock may be listed, and (c) the completion of any registration or other qualification of said shares under any state or federal law or ruling of any governmental body which the Company shall, in its sole discretion, determine to be necessary or advisable.

23.     No Right to Continued Employment or Grants

Participation in the Plan shall not give any Key Employee any right to remain in the employ of the Company or any Subsidiary. The Company or, in the case of employment with a Subsidiary, the Subsidiary, reserves the right to terminate any Key Employee at any time. Further, the adoption of this Plan shall not be deemed to give any Key Employee or any other individual any right to be selected as a Participant or to be granted an Award.

24.     Amendment

The Benefit Plans Committee of the Company may suspend or terminate the Plan at any time. In addition, the Benefit Plans Committee of the Company may, from time to time, amend the Plan in any manner, but may not without shareholder approval adopt any amendment which would (a) materially increase the benefits accruing to Participants under the Plan, (b) materially increase the number of shares of Common Stock which may be issued under the Plan (except as specified in paragraph 18), or (c) materially modify the requirements as to eligibility for participation in the Plan.

25.     Governing Law

The Plan shall be governed by and construed in accordance with the laws of the State of New York, except as superseded by applicable Federal Law.

26.     Change In Ownership

          (a) Background. Upon a Change In Ownership: (i) the terms of this paragraph 26 shall immediately become operative, without further action or consent by any person or entity;
                 (ii) all terms, conditions, restrictions, and limitations in effect on any unexercised, unearned, unpaid, and/or deferred Award, or any other outstanding Award, shall immediately lapse as of the date of such event; (iii) no other terms, conditions, restrictions and/or limitations shall be imposed upon any Awards on or after such date, and in no circumstance shall an Award be forfeited on or after such date; (iv) all unexercised, unvested, unearned, and/or unpaid Awards or any other outstanding Awards shall automatically become one hundred percent (100%) vested immediately.

          (b) Dividends and Dividend Equivalents. Upon a Change In Ownership, all unpaid dividends and dividend equivalents and all interest accrued thereon, if any, shall be treated and paid under this paragraph 26 in the identical manner and time as the Award under which such dividends or dividend equivalents have been credited. For example, if upon a Change In Ownership, an Award under this paragraph 26 is to be paid in a prorated fashion, all unpaid dividends and dividend equivalents with respect to such Award shall be paid according to the same formula used to determine the amount of such prorated Award.

          (c) Treatment of Performance Units and Performance Shares. If a Change In Ownership occurs during the term of one or more performance periods for which the Committee has granted performance units and/or performance shares (hereinafter a "current performance period"), the term of each such performance period shall immediately terminate upon the occurrence of such event. Upon a Change In Ownership, for each "current performance period" and each completed performance period for which the Committee has not on or before such date made a determination as to whether and to what degree the performance objectives for such period have been attained (hereinafter a "completed performance period"), it shall be assumed that the performance objectives have been attained at a level of one hundred percent (100%) or the equivalent thereof.

                 A Participant in one or more "current performance periods" shall be considered to have earned and, therefore, be entitled to receive, a prorated portion of the Awards previously granted to him for each such performance period. Such prorated portion shall be determined by multiplying the number of performance shares or performance units, as the case may be, granted to the Participant by a fraction, the numerator of which is the total number of whole and partial years (with each partial year being treated as a whole year) that have elapsed since the beginning of the performance period, and the denominator of which is the total number of years in such performance period.

                 A Participant in one or more "completed performance periods" shall be considered to have earned and, therefore, be entitled to receive all the performance shares or performance units, as the case may be, previously granted to him during each such performance period.

          (d) Valuation of Awards. Upon a Change In Ownership, all outstanding Units of Common Stock, Freestanding SARs, stock options (including incentive stock options), and performance shares (including those earned as a result of the application of paragraph 26(c) above) and all other outstanding stock-based Awards, including those granted by the Committee pursuant to its authority under paragraph 3(h) hereof, shall be valued and cashed out on the basis of the Change In Control Price.

          (e) Payment of Awards. Upon a Change In Ownership, any Participant, whether or not he is still employed by the Company or a Subsidiary, shall be paid, in a single lump-sum cash payment, as soon as practicable but in no event later than 90 days after the Change In Ownership, all of his outstanding Units of Common Stock, Freestanding SARs, stock options (including incentive stock options), performance units (including those earned as a result of the application of paragraph 26(c) above), and performance shares (including those earned as a result of paragraph 26(c) above), and all other outstanding Awards, including those granted by the Committee pursuant to its authority under paragraph 3(h) hereof.

          (f) Deferred Awards. Upon a Change In Ownership, all Awards deferred by a Participant under paragraph 15 hereof, but for which he has not received payment as of such date, shall be paid to him in a single lump-sum cash payment as soon as practicable, but in no event later than 90 days after the Change In Ownership. For purposes of making such payment, the value of all Awards which are stock based shall be determined by the Change In Control Price.

          (g) Section 16 of Exchange Act. Notwithstanding anything contained in this paragraph 26 to the contrary, any Participant who, on the date of the Change In Ownership, holds any stock options or Freestanding SARs that have not been outstanding for a period of at least six months from their date of grant and who on such date is required to report under Section 16 of the Exchange Act shall not be paid such Award until the first day next following the end of such six-month period.

          (h) Miscellaneous. Upon a Change In Ownership, (i) the provisions of paragraphs 16, 20 and 21 hereof shall become null and void and of no further force and effect; and (ii) no action, including, but not by way of limitation, the amendment, suspension, or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of the Plan with respect to any Award to which the Participant may have become entitled hereunder on or prior to the date of such action or as a result of such Change In Ownership.

27.     Change In Control.

          (a) Background. All Participants shall be eligible for the treatment afforded by this Paragraph 27 if their employment terminates within two years following a Change In Control, unless the termination is due to (i) death, (ii) disability entitling the Participant to benefits under his employer's long-term disability plan, (iii) Cause, (iv) resignation other than (A) resignation from a declined reassignment to a job that is not reasonably equivalent in responsibility or compensation (as defined in the Company's Termination Allowance Plan), or that is not in the same geographic area (as defined in the Company's Termination Allowance Plan), or
                 (B) resignation within thirty days following a reduction in base pay, or (v) retirement entitling the Participant to benefits under his employer's retirement plan.

          (b) Vesting and Lapse of Restrictions. If a Participant is eligible for treatment under this paragraph 27, (i) all of the terms, conditions, restrictions, and limitations in effect on any of his unexercised, unearned, unpaid and/or deferred Awards shall immediately lapse as of the date of his termination of employment; (ii) no other terms, conditions, restrictions and/or limitations shall be imposed upon any of his Awards on or after such date, and in no event shall any of his Awards be forfeited on or after such date; and (iii) all of his unexercised, unvested, unearned and/or unpaid Awards shall automatically become one hundred percent (100%) vested immediately upon his termination of employment.

          (c) Dividends and Dividend Equivalents. If a Participant is eligible for treatment under this paragraph 27, all of his unpaid dividends and dividend equivalents and all interest accrued thereon, if any, shall be treated and paid under this Paragraph 27 in the identical manner and time as the Award under which such dividends or dividend equivalents have been credited.

          (d) Treatment of Performance Units and Performance Shares. If a Participant holding either performance units or performance shares is terminated under the conditions described in (a) above, the provisions of this paragraph (d) shall determine the manner in which such performance units and/or performance shares shall be paid to him. For purposes of making such payment, each "current performance period," as that term is defined in paragraph 26(c) hereof, shall be treated as terminating upon the date of the Participant's termination of employment, and for each such "current performance period" and each "completed performance period," as that term is defined in paragraph 26(c) hereof, it shall be assumed that the performance objectives have been attained at a level of one hundred percent (100%) or the equivalent thereof. If the Participant is participating in one or more "current performance periods," he shall be considered to have earned and, therefore, be entitled to receive that prorated portion of the Awards previously granted to him for each such performance period, as determined in accordance with the formula established in paragraph 26(c) hereof. A Participant in one or more "completed performance periods" shall be considered to have earned and, therefore, be entitled to receive all the performance shares and performance units previously granted to him during each performance period.

          (e) Valuation of Awards. If a Participant is eligible for treatment under this paragraph 27, his Awards shall be valued and cashed out in accordance with the provisions of paragraph 26(d) hereof.

          (f) Payment of Awards. If a Participant is eligible for treatment under this paragraph 27, he shall be paid, in a single lump-sum cash payment, as soon as practicable but in no event later than 90 days after the date of his termination of employment, all of his outstanding Units of Common Stock, Freestanding SARs, stock options (including incentive stock options), performance units (including those earned as a result of the application of paragraph 27(d) above), and performance shares (including those earned as a result of paragraph 27(d) above), and all of his other outstanding Awards, including those granted by the Committee pursuant to its authority under paragraph 3(h) hereof.

          (g) Deferred Awards. If a Participant is eligible for treatment under this paragraph 27, all of his deferred Awards for which he has not received payment as of the date of his termination of employment shall be paid to him in a single lump-sum cash payment as soon as practicable, but in no event later than 90 days after the date of his termination. For purposes of making such payment, the value of all Awards which are stock based shall be determined by the Change In Control Price.

          (h) Section 16 of Exchange Act. Notwithstanding anything contained in this paragraph 27 to the contrary, any Participant who, on the date of his termination of employment under the conditions described in subparagraph (a) above, holds any stock options or Freestanding SARs that have not been outstanding for a period of at least six months from their date of grant and who on the date of such termination is required to report under Section 16 of the Exchange Act shall not be paid such Award until the first day next following the end of such six-month period.

          (i) Miscellaneous. Upon a Change In Control, (i) the provisions of paragraphs 16, 20 and 21 hereof shall become null and void and of no force and effect insofar as they apply to a Participant who has been terminated under the conditions described in (a) above; and (ii) no action, including, but not by way of limitation, the amendment, suspension or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of the Plan with respect to any Award to which the Participant may have become entitled hereunder on or prior to the date of the Change In Control or to which he may become entitled as a result of such Change In Control.

          (j) Legal Fees. The Company shall pay all legal fees and related expenses incurred by a Participant in seeking to obtain or enforce any payment, benefit or right he may be entitled to under the Plan after a Change In Control; provided, however, the Participant shall be required to repay any such amounts to the Company to the extent a court of competent jurisdiction issues a final and non-appealable order setting forth the determination that the position taken by the Participant was frivolous or advanced in bad faith.

28.     No Right, Title, or Interest in Company Assets

No Participant shall have any rights as a shareholder as a result of participation in the Plan until the date of issuance of a stock certificate in his name, and, in the case of restricted shares of Common Stock, such rights are granted to the Participant under paragraph 10(c) hereof. To the extent any person acquires a right to receive payments from the Company under this Plan, such rights shall be no greater than the rights of an unsecured creditor of the Company.

29.     Gender

Throughout this Plan, the masculine gender shall include the feminine.

                                                               Exhibit (10)Q


September 3, 1993



TO: Wilbur J. Prezzano



Dear Bill:



This letter will constitute an Agreement between Eastman Kodak Company (Kodak) and yourself. Once signed by both parties, this Agreement will be deemed effective as of October 1, 1993 and will continue in effect until either (i) September 30, 1995 or (ii) the date your employment by Kodak terminates pursuant to the terms of this Agreement, whichever occurs first. This Agreement supersedes, in all respects, any prior written or oral special separation, termination or retirement enhancement agreement between you and Kodak and specifically the agreement dated July 20, 1992.

The purpose of this Agreement is to encourage you to remain employed by Kodak, particularly during the period of time when Kodak's Board of Directors will be selecting a new Chairman and Chief Executive Officer (CEO) and allowing time for that individual to become familiar with Kodak, its employees and its future course. Your continued efforts and enthusiastic cooperation during this period will be important to a successful transition.

Although your employment with Kodak may be terminated at any time, for any or no reason, if your employment is terminated during the term of this Agreement either (i) by Kodak other than for "Cause," or (ii) by you for "Good Reason," you will be eligible to receive either of the benefits described in Subparagraphs A and B below, depending upon whether you are "retirement eligible" at the time of your termination. If you receive either of the benefits described in Subparagraphs A or B below, you will be eligible for the benefit described in Subparagraph C below.

    A. Retirement Eliqible. If you are "retirement eligible" under the terms of the Kodak Retirement Income Plan ("KRIP") at the time of your termination and elect to retire under KRIP at such time, you will receive an "unreduced retirement income benefit." For purposes of this Agreement, an "unreduced retirement income benefit" shall consist of the annual rate of retirement income benefit determined according to the formula in
    Section 4.02 of KRIP without taking into account the provisions of
    Article 5 of KRIP for early retirement. The unreduced retirement income benefit will be paid from, and under the terms of, KRIP, its supplements and this Agreement. You may elect to receive the difference in benefits, if any, between the "unreduced retirement income benefit" and the retirement income benefit you would otherwise receive under KRIP and its Supplements if this Agreement were not in effect (such difference hereafter being referred to as the "Delta") in any form permitted under
    Article 11 of KRIP. Once you elect the form of payment in which to receive the Delta, the provisions of such Article 11 relating to such form of payment shall be used to determine the amount of your payment(s). It is not necessary, however, that you elect to receive the Delta in the same form as your retirement income benefit is paid under KRIP.

    B. Not Retirement Eligible. In the event you are not "retirement eligible" under KRIP at the time of your termination of employment, you will receive a gross payment equal to eighteen (18) months of compensation calculated at your Total Target Annual Compensation using your salary and target annual incentive award as of the date of your termination. You may receive this amount in a lump sum payable within forty-five (45) days after the date of termination or in annual installments the first to be paid within forty-five (45) days after the date of termination and the remainder to be paid on each anniversary of the date of termination over a period of years not to exceed five (5) years.

    C. Severance Benefits. If (i) your termination does not entitle you to a Termination Allowance Benefit under the Termination Allowance Plan ("TAP"), and (ii) you receive either of the benefits described in Subparagraph A or B above, you will receive a severance benefit equal in amount to the Termination Allowance Benefit you would have received if you qualified for such a benefit. You may receive such severance benefit in any of the forms permitted under the terms of TAP.

Any amount payable under Subparagraph A, B or C above shall be unfunded and your rights or the rights of your estate to receive any such payment shall be an unsecured claim against the general assets of Kodak. Regardless of the form in which you elect to receive such amounts, they will not be grossed up or be given any other special tax treatment by Kodak and Kodak shall be entitled to deduct from any and all such payments all applicable income, payroll and employment taxes required by law to be withheld.

To the extent this Agreement constitutes an "employee benefit plan" under
Section 3 (3) of the Employee Retirement Income Security Act of 1974 ("ERISA"), the Kodak Director of Benefits shall be the plan administrator of the plan. The plan administrator shall have total and exclusive responsibility to control, operate, manage and administer the plan in accordance with its terms and all the authority that may be necessary or helpful to enable him/her to discharge his/her responsibilities with respect to the plan. Without limiting the generality of the preceding sentence, the plan administrator shall have the exclusive right: to interpret the plan, to decide all questions concerning eligibility for and the amount of benefits payable under the plan, to construe any ambiguous provision of the plan, to correct any default, to supply any omission, to reconcile any inconsistency, and to decide any and all questions arising in the administration, interpretation, and application of the plan. The plan administrator shall have full discretionary authority in all matters related to the discharge of his/her responsibilities and the exercise of his/her authority under the plan including, without limitation, his/her construction of the terms of the plan and his/her determination of eligibility for benefits under the plan. It is the intent of plan, as well as both parties hereto, that the decisions of the plan administrator and his/her action with respect to the plan shall be final and binding upon all persons having or claiming to have any right or interest in or under the plan and that no such decision or action shall be modified upon judicial review unless such decision or action is proven to be arbitrary or capricious.

Termination for "Cause" shall mean (i) termination due to your willful and continued failure substantially to perform your duties, other than failure due to illness, (ii) termination for gross misconduct injurious to Kodak, or
(iii) your failure to fully support and cooperate in the transition to the new CEO in the manner decided upon by, and in the sole discretion of, Kodak. In the event that you should die or become permanently disabled during the term of this Agreement, all obligations under this Agreement shall be terminated, except as to salary or benefits earned or accrued prior to the date of death or termination by reason of permanent disability. For purposes of this Agreement "Good Reason" shall mean the occurrence of any of the following without your consent:

(a) the assignment to you of demonstrably onerous or significantly demeaning on-going duties inconsistent with your status, duties or responsibilities as of the date this Agreement become effective;

(b) your reassignment to a position that is not reasonably commensurate with your abilities, experience and employment history within Kodak; or

(c) a reduction in your base salary and commensurate annual incentive award opportunity below the base salary you were receiving on the date this Agreement becomes effective if that reduction is not offset by some different form of compensation, such as, but not limited to, a bonus, stock, or dividend payment.

Recognizing that there may be disagreement with respect to the interpretation of (a) or (b) above, If you believe that either, or both (a) or (b) has been violated you should first request the CEO to review the circumstances and make a determination. The CEO may designate someone else to act in his/her stead. This request should be made within thirty (30) calendar days after you become aware of the facts and circumstances that give rise to your concern. In conducting such a review the CEO, or his/her designee, may consult with others to assist in making an informed decision. The decision shall be made known to you within thirty (30) calendar days after the issue is presented to the CEO.

In the event you do not agree with that decision, you may ask the Kodak Senior Vice President for Human Resources, within thirty (30) calendar days after the CEO's, or his/her designee's decision, to arrange for a mediator, acceptable to both you and Kodak to assist in the resolution of the issue. The mediator shall be selected by alternate striking of names from a list of seven (7) to be provided by either the American Arbitration Association or the Federal Mediation and Conciliation Service, the choice of agency to be at the discretion of the Senior Vice President for Human Resources, until one name remains who will be the mediator. The fees and expenses of the mediator will be shared equally by you and Kodak. The mediator will assist the parties in an effort to reach a mutually satisfactory resolution but will have no authority to issue a binding decision. Such efforts by the mediator shall be treated as private and confidential and no releases shall be made to anyone by any party to, or participant in, such proceedings. The selection and activity of the mediator must be completed within sixty (60) calendar days after notification to the Senior Vice President for Human Resources. If that mediation effort does not result in a satisfactory resolution, you may commence an action in court.

It is recognized that in such a court proceeding, proprietary or trade secret information of Kodak may be revealed to the court. The parties hereby agree to a protective order that will protect such information from disclosure.

If Kodak terminates your employment, other than for "Cause", you will be provided at least thirty (30) calendar days advance written notice. If you choose to terminate your employment from Kodak, for any reason, you will provide Kodak at least thirty (30) calendar days advance written notice.

During the period of your continued employment by Kodak, you will be treated in all respects as a regular Kodak employee with entitlement to those compensation and benefit plans appropriate for your length of service and wage grade.

In exchange for the consideration provided in this Agreement you agree that for the period from the effective date of this Agreement through and including three (3) years following the termination of your employment you will not accept employment with, provide services to, nor in any manner or in any capacity become affiliated, directly or indirectly, with any entity which is in competition with, Kodak, including any subsidiary of Kodak or any joint venture or partnership in which Kodak has at least a 49% interest. This limitation shall apply on a worldwide basis. During this non-competition period, if you are otherwise unemployed and wish to be employed, you will diligently seek non-competing employment. In the event you are unsuccessful in obtaining such non-competing employment and you have provided Kodak with evidence, on a monthly basis, of your diligent search for non-competing employment, Kodak will pay you an amount equal to your base monthly salary as of the date your employment by Kodak terminated for each month during which you have been unable to obtain such non-competing employment. Kodak may elect not to enforce this non-competition provision at its sole discretion or may discontinue the enforcement of this non-competition provision at any point during its term. In addition, you will continue to be bound by the terms of the Employee's Agreement which is currently in effect between you and Kodak.

You will keep the existence of this Agreement confidential except that you may review this document with your attorney, with me, or my designee.

This Agreement, its interpretation and application will be governed and controlled by the laws of the State of New York.

Please indicate your acceptance of the terms and conditions set forth in this Agreement by signing the attached duplicate original and returning it to me by not later than September 24, 1993.

                                        Eastman Kodak Company




- -------------------                     -------------------------
     Date                               John R. McCarthy


- -------------------                     -------------------------
     Date                               Wilbur J. Prezzano

                                                               Exhibit (10)R

                           EMPLOYMENT AGREEMENT



    AGREEMENT, made and entered into as of the 27th day of October, 1993 by and between Eastman Kodak Company, a New Jersey corporation (together with its successors and assigns permitted under this Agreement, the "Company"), and George M. C. Fisher (the "Executive").

                            W I T N E S S E T H

    WHEREAS, the Company desires to employ the Executive and to enter into an agreement embodying the terms of such employment (this "Agreement") and the Executive desires to enter into this Agreement and to accept such employment, subject to the terms and provisions of this Agreement;

    NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein and for other good and valuable consideration, the receipt of which is mutually acknowledged, the Company and the Executive
(individually a "Party" and together the "Parties") agree as follows:

    1.    Definitions.

        (a) "Affiliate" of a person or other entity shall mean a person or other entity that directly or indirectly controls, is controlled by, or is under common control with the person or other entity specified.

        (b) "Base Salary" shall mean the salary provided for in Section 4 below or any increased salary granted to the Executive pursuant to Section 4.

        (c)    "Board" shall mean the Board of Directors of the Company.

        (d)    "Cause" shall mean:

                (i) the Executive is convicted of a felony involving moral turpitude; or

                (ii) the Executive engages in conduct that constitutes willful gross neglect or willful gross misconduct in carrying out his duties under this Agreement, resulting, in either case, in material economic harm to the Company, unless the Executive believed in good faith that such act or nonact was in the best interests of the Company.

        (e) A "Change in Control" shall mean the occurrence of any one of the following events:

                (i) any "person," as such term is used in Sections 3(a)(9) and 13(d) of the Securities Exchange Act of 1934, becomes a "beneficial owner," as such term is used in Rule 13d-3 promulgated under that act, of 25% or more of the Voting Stock of the Company;

                (ii) the majority of the Board consists of individuals other than Incumbent Directors, which term means the members of the Board on the date of this Agreement; provided that any person becoming a director subsequent to such date whose election or nomination for election was supported by three-quarters of the directors who then comprised the Incumbent Directors shall be considered to be an Incumbent Director;

                (iii) the Company adopts any plan of liquidation providing for the distribution of all or substantially all of its assets;

                (iv) all or substantially all of the assets or business of the Company is disposed of pursuant to a merger, consolidation or other transaction (unless the shareholders of the Company immediately prior to such merger, consolidation or other transaction beneficially own, directly or indirectly, in substantially the same proportion as they owned the Voting Stock of the Company, all of the Voting Stock or other ownership interests of the entity or entities, if any, that succeed to the business of the Company); or

                (v) the Company combines with another company and is the surviving corporation but, immediately after the combination, the shareholders of the Company immediately prior to the combination hold, directly or indirectly, 50% or less of the Voting Stock of the combined company (there being excluded from the number of shares held by such shareholders, but not from the Voting Stock of the combined company, any shares received by Affiliates of such other company in exchange for stock of such other company).

         (f) "Competition" shall mean engaging in any activities competitive with the Company or any Subsidiary, whether as an employee, consultant, partner, principal, agent, officer, director, partner or shareholder (except as a less than one percent shareholder of a publicly traded company or a less than five percent shareholder of a privately held company). A competitive activity shall mean a business that (i) is being conducted by the Company or any Subsidiary at the time in question and (ii) was being conducted at the date of the termination of the Executive's employment, provided that competitive activities shall not include any non-imaging business contributing less than 5% of the Company's revenues on a consolidated basis for the fiscal year in question. Notwithstanding anything to the contrary in this Section 1(f), an activity shall not be deemed to be a competitive activity (x) solely as a result of the Executive's being employed by or otherwise associated with a business of which a unit is in competition with the Company or any Subsidiary but as to which unit he does not have direct or indirect responsibilities for the products or product lines involved or (y) if the activity contributes less than 5% of the revenues for the fiscal year in question of the business by which the Executive is employed or with which he is otherwise associated.

        (g) "Constructive Termination Without Cause" shall mean a termination of the Executive's employment at his initiative as provided in
Section 11(d) below following the occurrence, without the Executive's written consent, of one or more of the following events (except in consequence of a prior termination):

                (i) a reduction in the Executive's then current Base Salary or target award opportunity under the Company's Management Annual Performance Plan or long-term performance incentive or the termination or material reduction of any employee benefit or perquisite enjoyed by him (other than as part of an across-the-board reduction applicable to all executive officers of the Company);

                (ii) the failure to elect or reelect the Executive to any of the positions described in Section 3 below or removal of him from any such position;

                (iii) a material diminution in the Executive's duties or the assignment to the Executive of duties which are materially inconsistent with his duties or which materially impair the Executive's ability to function as the Chairman, President and Chief Executive Officer of the Company;

                (iv) the failure to continue the Executive's participation in any incentive compensation plan unless a plan providing a substantially similar opportunity is substituted;

                (v) the relocation of the Company's principal office, or the Executive's own office location as assigned to him by the Company, to a location more than 50 miles from Rochester, New York; or

                (vi) the failure of the Company to obtain the assumption in writing of its obligation to perform this Agreement by any successor to all or substantially all of the assets of the Company within 15 days after a merger, consolidation, sale or similar transaction.

        (h) "Disability" shall mean the Executive's inability to substantially perform his duties and responsibilities under this Agreement for a period of 180 consecutive days as determined by an approved medical doctor. For this purpose an approved medical doctor shall mean a medical doctor selected by the Company and the Executive. If the Parties cannot agree on a medical doctor, each Party shall select a medical doctor and the two doctors shall select a third who shall be the approved medical doctor for this purpose.

        (i)    "Stock" shall mean the Common Stock of the Company

        (j) "Subsidiary" of the Company shall mean any corporation of which the Company owns, directly or indirectly, more than 50% of the Voting Stock.

        (k)    "Term of Employment" shall mean the period specified in
Section 2 below.

        (l) "Trading Day" is a day on which the Stock is traded on the New York Stock Exchange.

        (m) "Voting Stock" shall mean capital stock of any class or classes having general voting power under ordinary circumstances, in the absence of contingencies, to elect the directors of a corporation.

    2.    Term of Employment.

        The Company hereby employs the Executive, and the Executive hereby accepts such employment, for the period commencing October 27, 1993 and ending at the close of business on October 26, 1998, subject to earlier termination of the Term of Employment in accordance with the terms of this Agreement.

     3.    Position, Duties and Responsibilities.

        (a) Commencing December 1, 1993 and continuing for the remainder of the Term of Employment, the Executive shall be employed as the President and Chief Executive Officer of the Company and be responsible for the general management of the affairs of the Company. It is also the intention of the Parties that effective December 1, 1993 and continuing for the remainder of the Term of Employment the Executive shall be elected and serve as Chairman of the Board. The Executive, in carrying out his duties under this Agreement, shall report to the Board.

        (b) Anything herein to the contrary notwithstanding, nothing shall preclude the Executive from (i) serving on the boards of directors of a reasonable number of other corporations or the boards of a reasonable number of trade associations and/or charitable organizations, (ii) engaging in charitable activities and community affairs, and (iii) managing his personal investments and affairs, provided that such activities do not materially interfere with the proper performance of his duties and responsibilities as the Company's Chairman, President and Chief Executive Officer.

    4.    Base Salary.

        The Executive shall be paid an annualized Base Salary, payable in accordance with the regular payroll practices of the Company, of $2,000,000. The Base Salary shall be reviewed no less frequently than annually for increase in the discretion of the Board and its Executive Compensation and Development Committee.

    5.    Annual Incentive Awards.

        The Executive shall participate in all annual incentive award programs, including, without limitation, the following:

        (a) The Company's Management Annual Performance Plan. He shall have an annual target award opportunity under such plan of at least $l,000,000 and a minimum guaranteed payment of $1,000,000 for each of 1994 and 1995.

        (b) The Company's Wage Dividend. For the purposes of the Wage Dividend, he shall be deemed to have at least five years of service

        Payment of annual incentive awards shall be made at the same time that other senior-level executives receive their incentive awards.

    6.    Long-Term Incentive Programs.

        (a) General. The Executive shall be eligible to participate in the long-term incentive programs of the Company on the same basis as other senior-level executives of the Company, provided that he shall be entitled to the awards described in Sections 6(b) and 6(c) below, but shall not be eligible for additional restricted stock awards or additional stock option awards until 1995.

        (b) Restricted Stock Award. As soon as practicable after commencement of the Executive's employment, the Company shall grant the Executive 20,000 shares of Stock substantially in the form attached to the Agreement as Exhibit A, such Stock to be subject to forfeiture if the Executive's employment terminates pursuant to Section 11(c) or 11(f) below prior to the end of the Term of Employment.

        (c) Stock Option Award. As soon as practicable after commencement of the Executive's employment, the Company shall grant the Executive a 10-year option, substantially in the form attached to this Agreement as Exhibit B, to purchase 750,000 shares of Stock (the "Option"). The exercise price of the Option shall be the average of (i) the average closing market price for the Stock for the six-month period ending October 26, 1993 and (ii) the average closing market price for the Stock on October 26, 27 and 28, 1993.

    7.    Special Payments. Loans and Stock Purchases.

        (a) Promptly after the execution of this Agreement, the Company shall pay the Executive $5,000,000, the purpose of which is to (i) serve as an inducement for the Executive's entering into the Agreement and undertaking to perform the services referred to in the Agreement and (ii) keep the Executive whole in respect of compensation and benefits that he will forfeit upon termination of his employment with his present employer.

        (b) Promptly after execution of this Agreement, the Company shall loan the Executive $4,000,000 for five years with interest at the Applicable Federal Rate as provided by the Internal Revenue Service under Section 1274(d) of the Internal Revenue Code of 1986 (the "Internal Revenue Code") in the most recent announcement preceding such loan and the Executive shall deliver to the Company a note for such loan in the form of Exhibit C. Twenty percent of the principal of and all accrued interest on such note shall be forgiven on each of the first five anniversaries of such loan, provided that the Executive shall not be entitled to forgiveness on any such anniversary date if he has terminated his employment under Section 11(f) on or prior to such anniversary date. At the time of such loan, the Executive shall purchase the number of shares of Stock having a value of $2,500,000, based on the closing price on the last Trading Day preceding such purchase.

        (c) In addition, if as a result of his accepting employment hereunder the Executive forfeits a currently unexercisable stock option in respect of 80,000 shares of his prior employer's common stock held by the Executive, the Company shall promptly loan to the Executive an amount equal to the spread in the above 80,000-share option on the date of the execution of this Agreement (based on closing price on that date). The Executive shall promptly use all the proceeds of such loan to purchase shares of Stock and the company shall reimburse the Executive (on an after-tax basis) for any commissions incurred by him in such purchase. At the time of such loan, the Executive shall deliver to the Company a five-year recourse note in the form of Exhibit D, with interest at the Applicable Federal Rate provided by the Internal Revenue Service in the most recent announcement preceding such purchase. Twenty percent of the principal of and all accrued interest on such note shall be forgiven on each of the first five anniversaries of the date of such loan, provided that he shall not be entitled to forgiveness on any such anniversary date if he has entered into Competition with the Company on or prior to such anniversary date.

        (d) Payments under this Section 7 shall not be deemed to be compensation for the purpose of determining the pension benefit under Section 9.

    8.    Employee Benefit Programs.

        During the Term of Employment, the Executive shall be entitled to participate in all employee pension and welfare benefit plans and programs made available to the Company's senior level executives or to its employees generally, as such plans or programs may be in effect from time to time, including, without limitation, pension, profit sharing, savings and other retirement plans or programs, medical, dental, hospitalization, short-term and long-term disability and life insurance plans, accidental death and dismemberment protection, travel accident insurance, and any other pension or retirement plans or programs and any other employee welfare benefit plans or programs that may be sponsored by the Company from time to time, including any plans that supplement the above-listed types of plans or programs, whether funded or unfunded. The Executive shall be entitled to post-retirement welfare benefits on the same basis as other senior executives similarly situated, provided that for this purpose the Executive's period of employment shall, in accordance with the last sentence of this Section 9, be deemed to be the period necessary to obtain the maximum level of such benefits. The Executive shall, in all events, be entitled during the Term of Employment to term life insurance which, together with other life insurance under the Company's term life insurance program, shall provide face amount coverage of no less than 3.5 times Base Salary. To the extent there is a period of employment required as a condition for full benefit coverage under any employee benefit program, the Executive shall be deemed to have met such requirement.

    9.    Supplemental Pension.

        (a) The Executive shall be entitled to a pension benefit to be determined in accordance with the formula under the Company's Retirement Income Plan as in effect on the date of this Agreement (the "Plan") (without regard to any limitations that may be applicable under the Internal Revenue
Code), subject to adjustment for any future enhancements in that formula.
For purposes of determining his benefit under this Section 9(a), the Executive shall be deemed credited with 17 years of service under the Plan on the commencement of his employment, such 17 years of service to be in addition to credited service for actual employment with the Company. The Executive shall also be provided with credited service following certain terminations of employment as described in Section 11 below. The pension benefit provided under this Section 9(a) shall be offset by any other pension benefit provided to the Executive under any other Company pension plan or any pension plan of his prior employer.

        (b) If the Executive dies while employed by the Company, or during a period in which or in respect of which he is being provided salary continuation payments as provided in Section 11 below, his spouse shall be entitled to a life annuity under this Section 9 equal to 50% of the pension to which the Executive would have been entitled (less any amounts due alternate payees under any qualified domestic relations orders) assuming he had retired and had been receiving retirement payments at the time of his death based on his credited service to that date. Such survivor's benefit shall be offset by any other survivor's pension benefit provided to the Executive's spouse under any other Company pension plan or any pension plan of his prior employer.

        (c) Except as otherwise provided in this Section 9, the Executive's entitlements to the pension benefit under this Section 9, including without limitation any survivor benefit, claims procedures, methods of payment, etc. shall be determined in accordance with the provisions of the Plan.

        (d) Notwithstanding anything herein to the contrary, the Company agrees that in any event it will provide the Executive with a pension benefit under this Section 9 in an amount that shall be no less than what the Executive would have received from his prior employer's pension plan (including its supplemental plan) based on his age and years of service (both with his prior employer and with the Company), as such plans are in effect on the date of this Agreement, at the time of his retirement and assuming an annual increase in his covered compensation under his prior employer's pension plan, at the covered compensation level in effect at the time of his termination of employment with his prior employer, at the rate of 6% each year (compounded), less any pension benefit provided to the Executive under any other Company pension plan or any pension plan of his prior employer.
The pension benefit guaranteed under this Section 9(d) shall be fully vested upon commencement of his employment with the Company. The Company shall keep the Executive whole to the extent of any tax incurred under 3121(a)(l) of the Internal Revenue Code in respect of pension accruals under this Section 9(d) to the extent the amounts so accrued already had been accrued at his prior employer.

        (e) In determining the amount of any offset under this Section 9, such amount shall be calculated assuming the same frequency of payment, the same form of annuity and the same commencement date of payment as the benefits to be paid under this Section 9.

        (f) Upon termination of the Executive's employment, the Company shall fund that portion, if any, of the pension obligation that is then unfunded by establishing a trust. Such trust shall be in a form that provides the Executive with the most favorable tax position that reasonably can be determined at the time it is established and funded. The formation of such trust or funding thereof shall not cause the pension obligation, if it is deemed to be a plan under ERISA, to lose its status as a "top hat plan" thereunder. The trust shall provide for distribution of amounts to the Executive in order to pay taxes, if any, that become due prior to payment of pension amounts pursuant to the trust. The amount of such fund shall equal the then present value of the pension due as determined by a nationally recognized firm qualified to provide actuarial services which has not rendered services to the Company during the two years preceding such determination. The establishment and funding of such trust shall not affect the obligation of the Company to provide the pension hereunder.

    10.    Reimbursement of Business and Other Expenses; Perquisites;
Vacations.

        (a) The Executive is authorized to incur reasonable expenses in carrying out his duties and responsibilities under this Agreement and the Company shall promptly reimburse him for all business expenses incurred in connection with carrying out the business of the Company, subject to documentation in accordance with the Company's policy.

        (b) During the Term of Employment, the Executive shall be entitled to participate in any of the Company's executive fringe benefits in accordance with the terms and conditions of such arrangements as are in effect from time to time for the Company's senior-level executives.

        (c) The Company shall provide the Executive with an appropriately furnished apartment in the Rochester, New York area for a period of time ending (i) when the Executive has established a permanent residence in the Rochester, New York area or (ii) September 30, 1994, whichever occurs first. The Executive agrees that he will make a good faith effort to find a satisfactory permanent residence in the Rochester, New York area as soon as he reasonably can after the commencement of his employment with the Company.

        (d) The Company shall promptly reimburse the Executive for the reasonable expenses he incurs in relocating his household and family from their present location to the Rochester, New York area, including, without limitation, all expenses associated with selling his residences referred to below and all closing costs relating to his acquisition of a residence in the Rochester, New York area, such as legal fees. In the event that the Executive does not sell his former residence located at 18 West County Line Rd., Barrington, Illinois within three months after becoming Chairman, President and Chief Executive Officer of the Company, the Company shall promptly purchase such residence from him at a price of $860,000. In addition, in the event that the Executive does not sell his present residence located at 4 Mid Oak Lane, Barrington, Illinois within three months after the Executive's wife ceases to use it as a residence, the Company shall promptly purchase such residence from him at a price of $2,5OO,O0O.

        (e) The Company shall, at Company expense, make available to the Executive Company aircraft for business and personal use at his discretion, such use to be subject to income imputation rules pursuant to applicable Internal Revenue Service regulations. During the period in which the Executive is locating a permanent residence in the Rochester, New York area, the company shall provide him with tax gross-up payments so that after taxes incurred on any commutation between a business location and his residence in either Barrington, Illinois or Phoenix, Arizona the Executive shall be kept whole. It is recognized that some of the Executive's travel by Company aircraft may be required for security purposes and, as such, will constitute business use of the aircraft.

        (f) In all events, during the Term of Employment, the Company shall:

                (i) pay for the membership fees (including any bond requirement) and dues at one country club in the Rochester, New York area plus one or more luncheon clubs as the Executive determines are appropriate to his carrying out his duties hereunder;

                (ii) provide the Executive with a car and driver appropriate for his use;

                (iii) provide the Executive with personal financial (including tax) counseling by a firm to be chosen by the Executive from one of three providers available through the Company; and

                (iv) provide the Executive with a residential security system in his permanent residence in the Rochester, New York area and pay the maintenance of such system including the monthly service charges.

        (g) It is the intention of the Company that the Executive shall, after taking into account any taxes on reimbursements or other benefits under this Section 10, be kept whole with respect to such reimbursement or other benefit except this sentence shall not apply to fringe benefits described in
Section 10(b), purchase payments to the Executive in respect of either residence in Barrington, Illinois described in Section 10(d), the use of Company aircraft described in Section 10(e) (except as otherwise expressly provided therein) or the tax, if any, attributable to any reimbursement or benefit provided under Section 10(f). Accordingly, except to the extent otherwise provided in the preceding sentence, to the extent the Executive is taxable on any such reimbursements or benefits, the Company shall pay the Executive in connection therewith an amount which after all taxes incurred by the Executive on such amount shall equal the amount of the reimbursement or benefit being provided

        (h) The Executive shall be entitled to one week paid vacation in 1993 and six weeks paid vacation per year thereafter.

   11.    Termination of Employment.

        (a) Termination Due to Death. In the event the Executive's employment is terminated due to his death, his estate or his beneficiaries as the case may be, shall be entitled to:

                (i) Base Salary for a period of 90 days following the date of death;

                (ii) annual incentive award for the year in which the Executive's death occurs based on the target award opportunity for such year, payable in a single installment promptly after his death;

                (iii) any restricted stock award outstanding at the time of his death, such award to vest fully at that time;

                (iv) the balance of any incentive awards earned (but not yet paid);

                (v) the continued right to exercise any stock option for the remainder of its term, such option to become fully exercisable at the date of his death;

                (vi) any pension survivor benefit that may become due pursuant to Section 9 above;

                (vii) any amounts earned, accrued or owing to the Executive but not yet paid under Section 7, 8 or 10 above and forgiveness of any amounts owing by the Executive under Section 7; and


                (viii) other or additional benefits in accordance with applicable plans and programs of the Company.

        (b) Termination Due to Disability. In the event the Executive's employment is terminated due to his Disability, he shall be entitled in such case to the following (but in no event less than the benefits due him under the then current disability program of the Company):

                (i) an amount equal to the sum of 60% of Base Salary, at the annual rate in effect at termination of his employment, for a period ending with the end of the month in which he becomes 65, less the amount of any disability benefits provided to the Executive by the Company (other than benefits attributable to the Executive's own contributions) under any disability plan;

                (ii) annual incentive award for the year in which termination due to Disability occurs based on the target award opportunity for such year, payable in a single installment promptly following termination due to Disability;

                (iii) any restricted stock award outstanding at the time of his termination due to Disability, such award to vest fully at such time;

                (iv) the balance of any incentive awards earned (but not yet paid);

                (v) the continued right to exercise any stock option for the remainder of its term, such option to become fully exercisable on the date of his termination due to Disability;

                (vi)   any pension benefit that may become due pursuant to
Section 9 above, offset by any payment in respect of the same period made pursuant to Section 11(b)(i);

                (vii) any amounts earned, accrued or owing to the Executive but not yet paid under Section 7, 8 or 10 above;

                (viii) continued accrual of credited service for the purpose of the pension benefit provided under Section 9 above during the period of the Executive's Disability or, if sooner, until the earlier of the Executive's election to commence receiving his pension under Section 9 above or his attainment of age 65;

                (ix) continued participation in medical, dental, hospitalization and life insurance coverage and in all other employee plans and programs in which he was participating on the date of termination of his employment due to Disability until he attains age 65; and

                (x) other or additional benefits in accordance with applicable plans and programs of the Company.

        If the Executive is precluded from continuing his participation in any employee benefit plan or program as provided in clause (ix) above, he shall be provided the after-tax economic equivalent of the benefits provided under the plan or program in which he is unable to participate. The economic equivalent of any benefit foregone shall be deemed to be the lowest cost that would be incurred by the Executive in obtaining such benefit himself on an individual basis.

        In no event shall a termination of the Executive's employment for Disability occur unless the Party terminating his employment gives written notice to the other Party in accordance with Section 24 below.

        (c)    Termination by the Company for Cause.

                (i) A termination for Cause shall not take effect unless the provisions of this paragraph (i) are complied with. The Executive shall be given written notice by the Board of the intention to terminate him for Cause, such notice (A) to state in detail the particular act or acts or failure or failures to act that constitute the grounds on which the proposed termination for Cause is based and (B) to be given within six months of the Board learning of such act or acts or failure or failures to act. The Executive shall have 10 days after the date that such written notice has been given to the Executive in which to cure such conduct, to the extent such cure is possible. If he fails to cure such conduct, the Executive shall then be entitled to a hearing before the Board. Such hearing shall be held within 15 days of such notice to the Executive, provided he requests such hearing within 10 days of the written notice from the Board of the intention to terminate him for Cause. If, within five days following such hearing, the Executive is furnished written notice by the Board confirming that, in its judgment, grounds for Cause on the basis of the original notice exist, he shall thereupon be terminated for Cause.

                (ii) In the event the Company terminates the Executive's employment for Cause, he shall be entitled to:

                    (A) the Base Salary through the date of the termination of his employment for Cause;

                    (B)    any incentive awards earned (but not yet paid);

                    (C) any pension benefit that may become due pursuant to Section 9 above, determined as of the date of such termination;

                    (D) any amounts earned, accrued or owing to the Executive but not yet paid under Section 7, 8 or 10 above; and

                    (E) other or additional benefits in accordance with applicable plans or programs of the Company.

                (iii) Anything herein to the contrary notwithstanding, if following a termination of the Executive's employment by the Company for Cause based upon the conviction of the Executive for a felony involving moral turpitude, such conviction is overturned in a final determination on appeal, the Executive shall be entitled to the payments and the economic equivalent of the benefits the Executive would have received if his employment had been terminated by the Company without Cause.

        (d) Termination Without Cause or Constructive Termination Without Cause. In the event the Executive's employment is terminated without Cause, other than due to Disability or death, or in the event there is a Constructive Termination Without Cause, the Executive shall be entitled to:

                (i) the Base Salary through the date of termination of the Executive's employment;

                (ii) the Base Salary, at the annualized rate in effect on the date of termination of the Executive's employment (or in the event a reduction in Base Salary is the basis for a Constructive Termination Without Cause, then the Base Salary in effect immediately prior to such reduction), for a period of 36 months following such termination or until the end of the Term of Employment, whichever is longer; provided that at the Executive's option the Company shall pay him the present value of such salary continuation payments in a lump sum (using as the discount rate the Applicable Federal Rate for short-term Treasury obligations as published by the Internal Revenue Service for the month in which such termination occurs) and provided further that the salary continuation payment under this Section 11(d)(ii) shall be in lieu of any salary continuation arrangements under any other severance program of the Company;

                (iii) any restricted stock award outstanding at the time of such termination of employment, such award to become fully vested upon such termination;

                (iv) the balance of any incentive awards earned (but not yet paid);

                (v) the right to exercise any stock option in full, whether or not fully exercisable at the date of his termination without Cause or Constructive Termination Without Cause, for the remainder of the original term of such option;

                (vi)   any pension benefit that may become due pursuant to
Section 9 above;

                (vii) any amounts earned, accrued or owing to the Executive but not yet paid under Section 7, 8 or 10 above;

                (viii) continued accrual of credited service for the purpose of the pension benefit provided under Section 9 above during the period he is receiving salary continuation payments (or in respect of which a lump-sum severance payment is made);

                (ix) continued participation in all medical, dental, hospitalization and life insurance coverage and in other employee benefit plans or programs in which he was participating on the date of the termination of his employment until the earlier of:

                    (A) the end of the period during which he is receiving salary continuation payments (or in respect of which a lump-sum severance payment is made);

                    (B) the date, or dates, he receives equivalent coverage and benefits under the plans and programs of a subsequent employer (such coverage and benefits to be determined on a coverage-by-coverage, or benefit-by-benefit, basis); provided that (x) if the Executive is precluded from continuing his participation in any employee benefit plan or program as provided in this clause (ix) of this Section 11(d), he shall be provided with the after-tax economic equivalent of the benefits provided under the plan or program in which he is unable to participate for the period specified in this clause (ix) of this Section 11(d), (y) the economic equivalent of any benefit foregone shall be deemed to be the lowest cost that would be incurred by the Executive in obtaining such benefit himself on an individual basis, and (z) payment of such after-tax economic equivalent shall be made quarterly in advance; and

                (x) other or additional benefits in accordance with applicable plans and programs of the Company.

        (e) Termination of Employment Following a Change in Control. If, following a Change in Control, the Executive's employment is terminated without Cause or there is a Constructive Termination Without Cause, the Executive shall be entitled to the payments and benefits provided in Section 11(d) above, provided that the salary continuation payments shall be paid in a lump sum without any discount and provided further that the salary continuation payments under this Section 11(e) shall be in lieu of any salary continuation arrangements under any other severance program of the Company. Also, immediately following a Change in Control, all amounts, entitlements or benefits in which he is not yet vested shall become fully vested except to the extent such vesting would be inconsistent with the terms of the relevant plan.

        (f) Voluntary Termination. In the event of a termination of employment by the Executive on his own initiative other than a termination due to death or Disability or a Constructive Termination without Cause, the Executive shall have the same entitlements as provided in Section 11(c)(ii) above for a termination for Cause. A voluntary termination under this
Section 11(f) shall be effective upon 30 days prior written notice to the Company and shall not be deemed a breach of this Agreement.

        (g) Payment Following a Change in Control. In the event that the termination of the Executive's employment is for one of the reasons set forth in Section 11(e) above and the aggregate of all payments or benefits made or provided to the Executive under Section 11(e) above and under all other plans and programs of the Company (the "Aggregate Payment") is determined to constitute a Parachute Payment, as such term is defined in Section 280G(b)(2) of the Internal Revenue Code, the Company shall pay to the Executive, prior to the time any excise tax imposed by Section 4999 of the Internal Revenue Code ("Excise Tax") is payable with respect to such Aggregate Payment, an additional amount which, after the imposition of all income and excise taxes thereon, is equal to the Excise Tax on the Aggregate Payment. The determination of whether the Aggregate Payment constitutes a Parachute Payment and, if so, the amount to be paid to the Executive and the time of payment pursuant to this Section 11(g) shall be made by an independent auditor (the "Auditor") jointly selected by the Company and the Executive and paid by the Company. The Auditor shall be a nationally recognized United States public accounting firm which has not, during the two years preceding the date of its selection, acted in any way on behalf of the Company or any Affiliate thereof. If the Executive and the Company cannot agree on the firm to serve as the Auditor, then the Executive and the Company shall each select one accounting firm and those two firms shall jointly select the accounting firm to serve as the Auditor.

        (h) No Mitigation: No Offset. In the event of any termination of employment under this Section 11, the Executive shall be under no obligation to seek other employment and there shall be no offset against amounts due the Executive under this Agreement on account of any remuneration attributable to any subsequent employment that he may obtain except as specifically provided in this Section 11.

       (i) Nature of Payments. Any amounts due under this Section 11 are in the nature of severance payments considered to be reasonable by the Company and are not in the nature of a penalty.

    12.    Confidentiality: Assignment of Rights.

        (a) During the Term of Employment and thereafter, the Executive shall not disclose to anyone or make use of any trade secret or proprietary or confidential information of the Company, including such trade secret or proprietary or confidential information of any customer or other entity to which the Company owes an obligation not to disclose such information, which he acquires during the Term of Employment, including but not limited to records kept in the ordinary course of business, except (i) as such disclosure or use may be required or appropriate in connection with his work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information.

        (b) The Executive hereby sells, assigns and transfers to the Company all of his right, title and interest in and to all inventions, discoveries, improvements and copyrightable subject matter (the "rights") which during the Term of Employment are made or conceived by him, alone or with others and which are within or arise out of any general field of the Company's business or arise out of any work he performs or information he receives regarding the business of the Company while employed by the Company. The Executive shall fully disclose to the Company as promptly as available all information known or possessed by him concerning the rights referred to in the preceding sentence, and upon request by the Company and without any further remuneration in any form to him by the Company, but at the expense of the Company, execute all applications for patents and for copyright registration, assignments thereof and other instruments and do all things which the Company may deem necessary to vest and maintain in it the entire right, title and interest in and to all such rights.

    13.    Indemnification.

        (a) The Company agrees that if the Executive is made a party, or is threatened to be made a party, to any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "Proceeding"), by reason of the fact that he is or was a director, officer or employee of the Company or is or was serving at the request of the Company as a director, officer, member, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether or not the basis of such Proceeding is the Executive's alleged action in an official capacity while serving as a director, officer, member, employee or agent, the Executive shall be indemnified and held harmless by the Company to the fullest extent legally permitted or authorized by the Company's certificate of incorporation or bylaws or resolutions of the Company's Board of Directors or, if greater, by the laws of the State of New Jersey, against all cost, expense, liability and loss (including, without limitation, attorney's fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by the Executive in connection therewith, and such indemnification shall continue as to the Executive even if he has ceased to be a director, member, employee or agent of the Company or other entity and shall inure to the benefit of the Executive's heirs, executors and administrators. The Company shall advance to the Executive all reasonable costs and expenses incurred by him in connection with a Proceeding within 20 days after receipt by the Company of a written request for such advance.
Such request shall include an undertaking by the Executive to repay the amount of such advance if it shall ultimately be determined that he is not entitled to be indemnified against such costs and expenses.

        (b) Neither the failure of the Company (including its board of directors, independent legal counsel or stockholders) to have made a determination prior to the commencement of any proceeding concerning payment of amounts claimed by the Executive under Section 12(a) above that indemnification of the Executive is proper because he has met the applicable standard of conduct, nor a determination by the Company (including its board of directors, independent legal counsel or stockholders) that the Executive has not met such applicable standard of conduct, shall create a presumption that the Executive has not met the applicable standard of conduct.

        (c) The Company also agrees that if the Executive is made a party, or is threatened to be made a party, to any action, suit or proceeding by reason of the termination of his employment with his prior employer or his accepting employment with the Company, he shall be indemnified and held harmless by the Company against all cost, expense, liability and loss (including, without limitation, attorney's fees) reasonably incurred or suffered by the Executive in connection therewith.

        (d) The Company agrees to continue and maintain a directors and officers' liability insurance policy covering the Executive to the extent the Company provides such coverage for its other executive officers.

    14.    Effect of Agreement on Other Benefits.

        Except as specifically provided in this Agreement, the existence of this Agreement shall not prohibit or restrict the Executive's entitlement to full participation in the employee benefit and other plans or programs in which senior executives of the Company are eligible to participate.

    15.    Assignability: Binding Nature.

        This Agreement shall be binding upon and inure to the benefit of the Parties and their respective successors, heirs (in the case of the Executive) and assigns. No rights or obligations of the Company under this Agreement may be assigned or transferred by the Company except that such rights or obligations may be assigned or transferred pursuant to a merger or consolidation in which the Company is not the continuing entity, or the sale or liquidation of all or substantially all of the assets of the Company, provided that the assignee or transferee is the successor to all or substantially all of the assets of the Company and such assignee or transferee assumes the liabilities, obligations and duties of the Company, as contained in this Agreement, either contractually or as a matter of law. The Company further agrees that, in the event of a sale of assets or liquidation as described in the preceding sentence, it shall take whatever action it legally can in order to cause such assignee or transferee to expressly assume the liabilities, obligations and duties of the Company hereunder. No rights or obligations of the Executive under this Agreement may be assigned or transferred by the Executive other than his rights to compensation and benefits, which may be transferred only by will or operation of law, except as provided in Section 21 below.

    16.    Representation.

        The Company represents and warrants that it is fully authorized and empowered to enter into this Agreement and that the performance of its obligations under this Agreement will not violate any agreement between it or him and any other person, firm or organization. The Executive represents that he knows of no agreement between him and any other person, firm or organization that would be violated by the performance of his obligations under this Agreement.

    17.    Entire Agreement.

        This Agreement contains the entire understanding and agreement between the Parties concerning the subject matter hereof and supersedes all prior agreements, understandings, discussions, negotiations and undertakings, whether written or oral, between the Parties with respect thereto.

    18.    Amendment or Waiver.

        No provision in this Agreement may be amended unless such amendment is agreed to in writing and signed by the Executive and an authorized officer of the Company. No waiver by either Party of any breach by the other Party of any condition or provision contained in this Agreement to be performed by such other Party shall be deemed a waiver of a similar or dissimilar condition or provision at the same or any prior or subsequent time. Any waiver must be in writing and signed by the Executive or an authorized officer of the Company, as the case may be.

    19.    Severability.

        In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, in whole or in part, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law.

    20.    Survivorship.

        The respective rights and obligations of the Parties hereunder shall survive any termination of the Executive's employment the extent necessary to the intended preservation of such rights and obligations.

    21.    Beneficiaries/References.

        The Executive shall be entitled, to the extent permitted under any applicable law, to select and change a beneficiary or beneficiaries to receive any compensation or benefit payable hereunder following the Executive's death by giving the Company written notice thereof. In the event of the Executive's death or a judicial determination of his incompetence, reference in this Agreement to the Executive shall be deemed, where appropriate, to refer to his beneficiary, estate or other legal representative.

    22.    Governing Law/Jurisdiction.

        This Agreement shall be governed by and construed and interpreted in accordance with the laws of New York without reference to principles of conflict of laws.

    23.    Resolution of Disputes.

        Any disputes arising under or in connection with this Agreement shall, at the election of the Executive or the Company, be resolved by binding arbitration, to be held in Rochester, New York in accordance with the rules and procedures of the American Arbitration Association. Judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. Costs of the arbitration or litigation, including, without limitation, reasonable attorneys' fees of both Parties, shall be borne by the Company. Pending the resolution of any arbitration or court proceeding, the Company shall continue payment of all amounts due the Executive under this Agreement and all benefits to which the Executive is entitled at the time the dispute arises.

    24.    Notices.

        Any notice given to a Party shall be in writing and shall be deemed to have been given when delivered personally or sent by certified or registered mail, postage prepaid, return receipt requested, duly addressed to the Party concerned at the address indicated below or to such changed address as such Party may subsequently give such notice of:

If to the Company:        Eastman Kodak Company
                          343 State Street
                          Rochester, New York 14650

Attention:                Senior Vice President and General Counsel


If to the Executive:      Mr. George M. C. Fisher
                          c/o Eastman Kodak Company
                          343 State Street
                          Rochester, New York 14650

    25.    Headings.

        The headings of the sections contained in this Agreement are for convenience only and shall not be deemed to control or affect the meaning or construction of any provision of this Agreement.

    26.    Counterparts.

    This Agreement may be executed in two or more counterparts.

     IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first written above.

                         Eastman Kodak Company




                     By:
                            Senior Vice President





                             George M.C. Fisher

                                                                Exhibit A


                         NOTICE OF RESTRICTED STOCK
                               GRANTED [date]
                                PURSUANT TO
                EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM
                             COMPENSATION PLAN
                             ("Grant Notice")


To:    George M.C. Fisher

    You are granted 20,000 shares of Eastman Kodak Company Common Stock (the "Restricted Shares"). The Restricted Shares are granted under the Eastman Kodak Company 1990 Omnibus Long-Term Compensation Plan (the "Plan") and are subject to the terms of the Plan and the following conditions:

    1. The Restricted Shares awarded hereunder shall be promptly issued and a certificate(s) for such shares shall be issued in your name. You shall thereupon be a shareholder of all the shares represented by the certificate(s). As such, you shall have all the rights of a shareholder with respect to such shares, including, but not limited to, the right to vote such shares and to receive all dividends and other distributions (subject to Paragraph 2 below) paid with respect to them, provided, however, that the shares shall be subject to the restrictions in Paragraph 4 below. The stock certificates representing such shares shall be imprinted with a legend stating that the shares represented thereby are restricted shares subject to the terms and conditions of this Grant Notice and, as such, may not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of except in accordance with the terms of this Grant Notice. Each transfer agent for the Common Stock shall be instructed to like effect in respect of such shares. In aid of such restrictions, you shall immediately upon receipt of the certificate(s) therefor, deposit such certificate(s) together with a stock power or other like instrument of transfer, appropriately endorsed in blank, with an escrow agent designated by the Committee, which may be the Company, under a deposit agreement containing such terms and conditions as the Committee shall approve, the expenses of such escrow to be borne by the Company.

    2. If under Section 18 of the Plan, entitled "Adjustment of Available Shares," you, as the owner of the Restricted Shares, shall be entitled to new, additional or different shares of stock or securities, the certificate or certificates for, or other evidences of, such new, additional or different shares or securities, together with a stock power or other instrument of transfer appropriately endorsed, shall be imprinted with a legend as provided in Paragraph 1 above, deposited by you under the deposit agreement provided for therein, and subject to the restrictions provided for in Paragraph 4 below.

    3. The term "Restricted Period" with respect to the Restricted Shares shall mean the period beginning on October 27, 1993 and ending on October 26, 1998.

    4. During the Restricted Period, none of the Restricted Shares shall be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of except by will or the laws of descent and distribution. Any attempt by you to dispose of your shares in any such manner shall result in the immediate forfeiture of such shares and any other shares then held by the designated escrow agent on your behalf.

    5. Subject to Paragraph 6 below, if your employment is terminated pursuant to Section 11(c) or 11(f) of the Employment Agreement between you and the Company dated October 27, 1993 (the "Employment Agreement") at any time before the Restriction Period ends, you shall immediately forfeit all of the Restricted Shares then held on your behalf by the designated escrow agent.

    6. The restrictions set forth in Paragraph 4 above, with respect to the Restricted Shares held by the designated escrow agent on your behalf, will lapse upon the earlier of:

            (i)    the expiration of the Restricted Period; or

            (ii) the termination of your employment under Section 11(a), 11(b), 11(d) or 11(e) of the Employment Agreement.

    7. Section 20 of the Plan (noncompetition) shall not apply to this grant.

    8. The Company, or the designated escrow agent at the request of the Company, shall be entitled to deduct from the Restricted Shares the amount of all applicable income and employment taxes required to be withheld unless you make other arrangements with the Company for the timely payment of such taxes.

                                                                  Exhibit B
                          NOTICE OF STOCK OPTION
                              GRANTED [date]
                                PURSUANT TO
               EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM
                             COMPENSATION PLAN
                             ("Grant Notice")

To:    George M.C. Fisher

    You are granted a Nonqualified Stock Option to purchase 750,000 shares*
of Eastman Kodak Company Common Stock at $         per share.  This option is
granted under the Eastman Kodak Company 1990 Omnibus Long-Term Compensation Plan (the "Plan") subject to the terms of this Grant Notice.

    1. This option shall become exercisable (vested) in 20% cumulative annual installments starting one year after grant.

    2    This option, unless sooner terminated or exercised in full, shall
expire on            , 2003.

    3. If your employment is terminated due to death, Disability, Retirement or termination for an Approved Reason, this option shall immediately become exercisable and vested in full and shall continue to be exercisable until its scheduled expiration date under Paragraph 2 above or, if sooner, its exercise in full. If your employment is terminated for any reason other than death, Disability, Retirement or an Approved Reason, any portion of the option exercisable at the time of such termination shall not be exercisable beyond the 60th day following the date of your termination of employment and any portion of the option not exercisable at the time of your termination shall be immediately forfeited.

    4. You may exercise this option regardless of whether any other option you have been granted by the Company remains unexercised.

    5. The option price for the shares for which this option is exercised by you shall be paid by you, on the date the option is exercised, in cash, in shares of Common Stock owned by you or a combination of the foregoing. Any share of Common Stock delivered in payment of the option price shall be valued at its "fair market value." For purposes of this paragraph, "fair market value" shall mean the opening price of the Common Stock on the New York Stock Exchange on the date of exercise; provided, however, if the Common Stock is not traded on such date, then the opening price on the immediately preceding date on which Common Stock is traded shall be used.

    6. You may pay the amount of taxes required to be withheld upon exercise of the option by (i) delivering a check made payable to the Company or (ii) delivering to the Company at the time of such exercise shares of Common Stock having a "fair market value," as determined in accordance with Paragraph 5 above, equal to the amount of such withholding taxes.

    7. You shall not have any of the rights of a shareholder with respect to the shares of Common Stock covered by this option except to the extent one or more certficates for such shares shall be delivered to you upon the exercise of the option.

    8. Notwithstanding Paragraphs 6 and 7 above to the contrary, you may exercise this option by way of the Company's broker-assisted stock option exercise program, to the extent such program is available at the time of such exercise. Pursuant to the terms of such program, the amount of any taxes required to be withheld upon exercise of any options under the program shall be paid in cash directly to the Company.

    9. "Termination for an Approved Reason" shall include, without limitation, a Termination Without Cause or Constructive Termination Without Cause under Section 11 Cd) of the Employment Agreement between you and the Company dated as of October 27, 1993 (the "Employment Agreement") or a Termination of Employment Following a Change in Control under Section 11(e) of the Employment Agreement.

    10.    "Disability" shall have the same meaning as ascribed to it under
Section 1(h) of the Employment Agreement.

    11. "Retirement" shall mean the occurrence of your retirement as determined in accordance with the terms of the Kodak Retirement Income Plan ("KRIP").

    12. Section 20 of the Plan (noncompetition) shall not apply to this grant.

* Actual grant shall be for 750,000 shares less the number of shares that shall be granted concurrently under a stock option intended to qualify as an incentive stock option under Section 422 of the Internal Revenue Code. Such option grant shall be in substantially the same form as this grant except to the extent necessary to constitute an incentive stock option under Section 422.

                                                                   Exhibit C



                              Promissory Note




$4,000,000

                                                            October   , 1993



    For value received, the undersigned George M.C. Fisher (the "Borrower') promises to pay to the order of Eastman Kodak Company (the "Lender") the
principal amount of $4,000,000 on October    , 1998, and to pay interest on
the unpaid balance of such principal amount at the rate of     % per year
[the Applicable Federal Rate] until paid in full, such interest to be payable
on October   , 1998.

    This note may be prepaid in whole or in part at any time, together with accrued and unpaid interest on the amount being prepaid, without premium or penalty.

    This note is being delivered pursuant to the provisions of an employment agreement dated October 27, 1993 among the Borrower and the Lender and shall be forgiven as provided in Section 7(b) of such agreement, subject to the conditions of such section.

    This note shall be governed by and construed in accordance with the laws of the State of New York without reference to principles of conflict of laws.
    The Borrower hereby waives presentment, demand, protest and notice of dishonor.




                                    George M.C. Fisher

                                                                  Exhibit D




                              Promissory Note




$
                                                                      ,1993



    For value received, the undersigned George M.C. Fisher (the "Borrower') promises to pay to the order of Eastman Kodak Company (the "Lender") the
principal amount of $         on            , 1998, and to pay interest on
the unpaid balance of such principal amount at the rate of     % per year
[the Applicable Federal Rate] until paid in full, such interest to be payable
on            , 1998.

    This note may be prepaid in whole or in part at any time, together with accrued and unpaid interest on the amount being prepaid, without premium or penalty.

    This note is being delivered pursuant to the provisions of an employment agreement dated October 27, 1993 among the Borrower and the Lender and shall be forgiven as provided in Section 7(c) of such agreement, subject to the conditions of such section.

    This note shall be governed by and construed in accordance with the laws of the State of New York without reference to principles of conflict of laws.

    The Borrower hereby waives presentment, demand, protest and notice of dishonor.




                                    George M.C. Fisher

                          October 27, 1993




Mr. George M.C. Fisher
4 Mid Oak Lane
Barrington, IL  60010


Dear Mr. Fisher:

        This is to confirm that you are on the payroll of Eastman Kodak Company effective October 27, 1993. You will be immediately covered by all employee welfare benefit programs, including any supplemental programs applicable to senior level executives, except that to the extent that you are not covered by a particular plan because of a waiting period or other precondition to your participation, the Company shall provide you such benefit pursuant to this letter.

        In addition, you shall be provided with life insurance coverage, effective October 27, 1993, equal to 3.5 times your Base Salary (as described in Section 4 of the Employment Agreement between the Company and you effective October 27, 1993) to the extent not provided under the regular term life insurance program of the Company as applicable to senior level executives.

                            Sincerely yours,




                            Eastman Kodak Company



                            By:
                                Senior Vice President

                 Eastman Kodak Company and Subsidiary Companies
                                                                   Exhibit (11)
                    Computation of Earnings Per Common Share
                                                  1993       1992       1991
                                                      (in millions except
                                                       per share data)
PRIMARY:
Earnings (loss) from continuing operations
 before income taxes                            $   856    $ 1,218    $  (434)

Provision (benefit) for income taxes from
 continuing operations                              381        491       (132)
                                                -------    -------    -------
Earnings (loss) from continuing operations
 before extraordinary item and cumulative
  effect of changes in accounting principle         475        727       (302)

Earnings from discontinued operations before
 cumulative effect of changes in accounting
  principle                                         192        267        319
                                                -------    -------    -------
Earnings before extraordinary item and
 cumulative effect of changes in accounting
  principle                                         667        994         17

Extraordinary item                                  (14)        -          -
                                                -------    -------    -------
Earnings before cumulative effect of changes
 in accounting principle                            653        994         17
                                                -------    -------    -------
Cumulative effect of changes in accounting
 principle from continuing operations            (1,723)        71          -

Cumulative effect of changes in accounting
 principle from discontinued operations            (445)        81          -
                                                -------    -------    -------
Total cumulative effect of changes in
 accounting principle                            (2,168)       152          -
                                                -------    -------    -------
       NET EARNINGS (LOSS)                      $(1,515)   $ 1,146    $    17
                                                =======    =======    =======
Average number of common shares
 outstanding                                      328.3      325.1      324.7
                                                -------    -------    -------
Primary earnings (loss) per share from
 continuing operations before extraordinary
  item and cumulative effect of changes
   in accounting principle                      $  1.44    $  2.24    $  (.93)

Primary earnings per share from discontinued
 operations before cumulative effect of changes
  in accounting principle                           .58        .82        .98
                                                -------    -------    -------
Primary earnings per share before extraordinary
 item and cumulative effect of changes in
  accounting principle                             2.02       3.06        .05

Extraordinary item                                 (.04)        -          -
                                                -------    -------    -------
Primary earnings per share before cumulative
 effect of changes in accounting principle         1.98       3.06        .05
                                                -------    -------    -------
Cumulative effect of changes in accounting
  principle from continuing operations            (5.25)       .22          -

Cumulative effect of changes in accounting
 principle from discontinued operations           (1.35)       .25          -
                                                -------    -------    -------
Total cumulative effect of changes in
 accounting principle                             (6.60)       .47          -
                                                -------    -------    -------
Primary earnings (loss) per share               $ (4.62)   $  3.53    $   .05
                                                =======    =======    =======

Eastman Kodak Company and Subsidiary Companies
COMPUTATION OF EARNINGS PER COMMON SHARE (continued)
                                                  1993       1992       1991
                                                      (in millions except
                                                       per share data)
FULLY DILUTED:
Earnings (loss) from continuing
 operations before extraordinary item
  and cumulative effect of changes in
   accounting principle                         $   475    $   727    $  (302)

Add after-tax interest expense
 applicable to:
   6 3/8% convertible debentures (1)                  -         12          -
   Zero coupon convertible debentures (1)             -         42          -
                                                -------    -------    -------
Adjusted earnings (loss) from
 continuing operations before extraordinary
  item and cumulative effect of changes in
   accounting principle                             475        781       (302)

Earnings from discontinued operations
 before cumulative effect of changes
  in accounting principle                           192        267        319
                                                -------    -------    -------

Adjusted earnings before extraordinary
 item and cumulative effect of changes
  in accounting principle                           667      1,048         17

Extraordinary item                                  (14)        -          -
                                                -------    -------    -------

Adjusted earnings before cumulative
 effect of changes in accounting principle          653      1,048         17
                                                -------    -------    -------

Cumulative effect of changes in
 accounting principle from
  continuing operations                          (1,723)        71          -

Cumulative effect of changes in
 accounting principle from
  discontinued operations                          (445)        81          -
                                                -------    -------    -------

Total cumulative effect of changes
 in accounting principle                         (2,168)       152          -
                                                -------    -------    -------

Adjusted Net Earnings (Loss)                    $(1,515)   $ 1,200    $    17
                                                =======    =======    =======

Average number of common shares outstanding       328.3      325.1      324.7
Add-incremental shares under option                 2.9         .5        1.7
Add-incremental shares applicable to:
  6 3/8% convertible debentures (1)                   -        5.9          -
  Zero coupon convertible debentures (1)              -       20.7          -
                                                -------    -------    -------
Adj'd avg. number of shares outstanding           331.2      352.2      326.4
                                                -------    -------    -------

Eastman Kodak Company and Subsidiary Companies
COMPUTATION OF EARNINGS PER COMMON SHARE (continued)
                                                  1993       1992       1991
                                                      (in millions except
                                                       per share data)
Fully diluted earnings (loss) per share from
 continuing operations before extraordinary
  item and cumulative effect of changes in
   accounting principle                         $  1.44    $  2.22    $  (.93)

Fully diluted earnings per share from
 discontinued operations before cumulative
  effect of changes in accounting principle         .58        .76        .98
                                                -------    -------    -------
Fully diluted earnings per share before
 extraordinary item and cumulative effect
  of changes in accounting principle               2.02       2.98        .05

Extraordinary item                                 (.04)        -          -
                                                -------    -------    -------
Fully diluted earnings per share
 before cumulative effect of changes in
  accounting principle                             1.98       2.98        .05
                                                -------    -------    -------

Cumulative effect of changes in accounting
 principle from continuing operations             (5.25)       .20          -

Cumulative effect of changes in accounting
 principle from discontinued operations           (1.35)       .23          -
                                                -------    -------    -------
Total cumulative effect of changes in
 accounting principle                             (6.60)       .43          -
                                                -------    -------    -------

Fully diluted earnings (loss) per share         $ (4.62)   $  3.41    $   .05
                                                =======    =======    =======

(1) 6 3/8% convertible debentures and Zero coupon convertible debentures were anti-dilutive in 1993 and 1991.

                                                               Exhibit (12)

                         Eastman Kodak Company and Subsidiary Companies
                       Computation of Ratio of Earnings to Fixed Charges
                                (in millions except for ratios)
                                     Year Ended in December



                            1993         1992         1991         1990         1989
Earnings (loss) from
 continuing operations
  before provision for
   income taxes           $  856       $1,218       $ (434)      $  764       $  357
Add:
  Interest expense           753          825          848          859          935
  Interest component of
   rental expense (1)         80           76           80           71           50
  Amortization of
    capitalized interest      40           37           38           29           19
                          ------       ------       ------       ------       ------

    Earnings as adjusted  $1,729       $2,156       $  532       $1,723       $1,361
                          ======       ======       ======       ======       ======
Fixed charges
  Interest expense        $  753       $  825       $  848       $  859       $  935
  Interest component of
   rental expense (1)         80           76           80           71           50
  Capitalized interest        87           95          112          113           68
                          ------       ------       ------       ------       ------
    Total fixed charges   $  920       $  996       $1,040       $1,043       $1,053
                          ======       ======       ======       ======       ======
Ratio of earnings to
  fixed charges             1.9x (2)     2.2x (3)       -  (4)      1.7x (5)     1.3x (6)

(1)Interest component of rental expense is estimated to equal 1/3 of such expense.

(2)The ratio is 2.5x before deducting restructuring costs of $538 million.

(3)The ratio is 2.4x before deducting restructuring costs of $220 million.

(4)Earnings are insufficient to cover fixed charges by $508 million due to the restructuring costs of $1,605 million.  The ratio is 2.1x before deducting the restructuring costs.

(5)The ratio is 2.5x before deducting litigation judgment of $888 million.

(6)The ratio is 2.1x before deducting restructuring costs of $858 million.

                                                               Exhibit (22)
Subsidiaries of Eastman Kodak Company

                                                     Organized
Companies Consolidated                             Under Laws of

Eastman Kodak Company                               New Jersey
  Eastman Kodak International
    Finance B.V.                                    Netherlands
  Eastman Kodak International
    Sales Corporation                               Barbados
  Eastman Technology, Inc.                          New York
  Torrey Pines Realty Company, Inc.                 Delaware
  Datatape Incorporated                             Delaware
  The Image Bank, Inc.                              New York
  Northfield Pharmaceuticals Limited                Delaware
  Kodak Health Imaging Systems, Inc.                Delaware
  Jamieson Film Company                             Delaware
  Eastman Gelatine Corporation                      Massachusetts
  Eastman Canada, Inc.                              Canada
    Kodak Canada, Inc.                              Canada
    Kodak (Export Sales) Ltd.                       Hong Kong
  Kodak Argentina, Ltd.                             New York
  Kodak Brasileira C.I.L.                           Brazil
  Kodak Chilena S.A.F.                              Chile
  Kodak Colombiana, Ltd.                            New York
  Kodak Panama, Ltd.                                New York
  Foto Interamericana de Peru, Ltd.                 New York
  Kodak Caribbean, Limited                          New York
  Kodak Uruguaya, Ltd.                              New York
  Kodak Venezuela, S.A.                             Venezuela
  Kodak (Near East), Inc.                           New York
  Kodak (Singapore) Pte. Limited                    Singapore
  Kodak Philippines, Ltd.                           New York
  Kodak Limited                                     England
  Kodak Ireland Limited                             Ireland
  Kodak-Pathe                                       France
  Kodak A.G.                                        Germany
  International Biotechnologies Inc.                Delaware
  Kodak Korea Ltd.                                  South Korea
  Kodak Far East Purchasing, Inc.                   New York
  Kodak New Zealand Limited                         New Zealand
  Kodak (Australasia) Proprietary Limited           Australia
  Kodak (Kenya) Limited                             Kenya
  Kodak (Egypt) S.A.                                Egypt
  Kodak (Malaysia) S.B.                             Malaysia
  Kodak Taiwan Limited                              Taiwan
  Eastman Kodak International Capital
    Company, Inc.                                   Delaware
    Industria Fotografica Interamericana,
     S.A. de C.V.                                   Mexico
    N.V. Kodak S.A.                                 Belgium
    Kodak a.s.                                      Denmark
    Kodak Norge A/S                                 Norway
    Kodak SA                                        Switzerland
    Kodak (Far East) Limited                        Hong Kong
    Kodak (Thailand) Limited                        Thailand
    Eastman Kodak De Mexico, S.A. de C.V.           Mexico
      Kodak Mexicana S.A. de C.V.                   Mexico
      Industria Mexicana de Foto Copiadoras,
       S.A. de C.V.                                 Mexico
  Kodak G.m.b.H.                                    Austria
  Kodak G.m.b.H.                                    Germany
  Kodak Oy                                          Finland
  Kodak Nederland B.V.                              Netherlands
  Kodak Clinical Diagnostics Ltd.                   United Kingdom

                                                               Exhibit (22)
                                                               (Continued)

                                                  Organized
Companies Consolidated                           Under Laws of

  Kodak S.p.A.                                     Italy
  Kodak Portuguesa Limited                         New York
  Kodak S.A.                                       Spain
  Kodak AB                                         Sweden
  Eastman Kodak (Japan) Ltd.                       Japan
  K.K. Kodak Information Systems                   Japan
  Kodak Japan Ltd.                                 Japan
  Kodak Imagica K.K.                               Japan
  Kodak Japan Industries Ltd.                      Japan
  Sterling Winthrop Inc.                           Delaware
    Sterling Products Argentina S.A.               Argentina
    Sterling Winthrop Pty. Limited                 Australia
    The Sydney Ross Co.                            New Jersey
    Sterling-Winthrop, Inc.                        Canada
    Sterling-Winthrop, S.A.                        France
    Schulke & Mayr G.m.b.H.                        Germany
    Sterling-Winthrop K.K.                         Japan
    Sterling Health de Mexico, S.A. de C.V.        Mexico
    Sterling Products (Nigeria) Ltd.               Nigeria
    Sterling-Winthrop Products Inc.                Panama
    Sterwin A.G.                                   Switzerland
    Gamma Chemikalien A.G.                         Switzerland
    Saxet (U.K.) Ltd.                              United Kingdom
    Sterling-Winthrop Group Ltd.                   England
    Sterling Products Int'l, Inc.                  Delaware
    Sterling Winthrop                              Ireland
    Cook-Waite Laboratories, Inc.                  Delaware
    The d-Con Company, Inc.                        Delaware
    Minwax Company, Inc.                           New Jersey
    Thompson & Formby Inc.                         Florida
    Sterling Pharmaceuticals Inc.                  Arkansas
    The SDI Divestiture Corp.                      Ohio
    Maggioni - Winthrop S.p.A.                     Italy
    Hinds G.m.b.H.                                 Germany
    Sterling Winthrop S.A.                         Spain
    Sterling Health Produtos Farmaceuticos, Lda.   Portugal
    Winthrop Products Inc.                         Delaware
    Sanofi Winthrop Pharmaceuticals Inc.           Delaware
    Sterling Health Europe S.A.                    France
    Sanofi Winthrop L.P.                           Delaware
    Sanofi Winthrop S.A.                           Argentina
    Sanofi Winthrop Farmaceutica Ltda.             Brazil
    Sanofi Winthrop                                Canada
    Sanofi Winthrop S.A. de C. V.                  Mexico
    Sterling Health                                Belgium
    Sterling Health Europe S.A. and Co. OHG        Germany
    Sterling Midy S.p.A.                           Italy
    Sterling Health v.o.f.                         Netherlands
    Sterling Health A.G.                           Switzerland
    Sterling Health Corporation y CIA S.R.C.       Spain
    Sterling Health A/S                            Denmark
    Sterling Health OY                             Finland
    Sterling Health A/S                            Norway
    Sterling Health AB                             Sweden
    L & F Products (UK) Limited                    England
    L & F Canada Inc.                              Canada
    L & F Products International, Inc.             Delaware
    L & F Products, Inc.                           Delaware
    L & F Products, Inc.                           New Jersey
    L & F Products Caribbean, Inc.                 Delaware
    L & F Personal Products, Inc.                  Delaware
    S & M France SARL                              France
Note: Subsidiary Company names are indented under the name of the parent company.