Form 10-K/A
period 1993-12-31
EASTMAN KODAK CO
filed 1994-04-11
CIK 31235

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-K/A

                     AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act Of 1934

                           Eastman Kodak Company
               (Exact name of registrant as specified in its charter)

                              AMENDMENT NO.  1

    The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report on Form 10-K for the year ended December 31, 1993 as set forth below:

1. Exhibit (10) R., George M. C. Fisher Employment Agreement dated October 27, 1993, is amended by adding the following documents, all of which are attached hereto:

      $4,000,000 Promissory Note dated November 2, 1993

      $4,284,400 Promissory Note dated November 2, 1993

      Notice of Award of Restricted Stock dated November 11, 1993

      Notice of Award of Incentive Stock Options dated November 11, 1993

      Notice of Award of Non-Qualified Stock Options dated November 11, 1993

      First Amendment to Notice of Award of Non-Qualified Stock Options dated November 11, 1993

      Amendment No. 1 to Employment Agreement dated as of April 4, 1994


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Eastman Kodak Company
                                                   (Registrant)


                                                C. Michael Hamilton
                                                General Comptroller

Date: April 11, 1994

                       Promissory Note


$4,000,000                         November 2, 1993

     For value received, the undersigned George M. C. Fisher (the "Borrower") promises to pay to the order of Eastman Kodak Company (the "Lender") the principal amount of $4,000,000 on November 2, 1998, and to pay interest on the unpaid balance of such principal amount at the rate of 4.86% per year, compounded semi-annually (an effective rate of 4.92% per year), until paid in full, such interest to be payable on November 2, 1998.

     This note may be prepaid in whole or in part at any time, together with accrued and unpaid interest on the amount being prepaid, without premium or penalty.

     This note is being delivered pursuant to the provisions of an employment agreement dated October 27, 1993 between the Borrower and the Lender and shall be forgiven (including accrued interest) as provided in Section 7(b) of such agreement, subject to the conditions of such section.

     This note shall be governed by and construed in accordance with the laws of the State of New York without reference to principles of conflict of laws.

     The Borrower hereby waives presentment, demand, protest and notice of dishonor.




                              George M. C. Fisher

                       Promissory Note


$4,284,400                              November 2, 1993


     For value received, the undersigned George M. C. Fisher (the "Borrower") promises to pay to the order of Eastman Kodak Company (the "Lender") the principal amount of $4,284,400 on November 2, 1998, and to pay interest on the unpaid balance of such principal amount at the rate of 4.86% per year, compounded semi-annually (an effective rate of 4.92% per year), until paid in full, such interest to be payable on November 2, 1998.

     This note may be prepaid in whole or in part at any time, together with accrued and unpaid interest on the amount being prepaid, without premium or penalty.

     This note is being delivered pursuant to the provisions of an employment agreement dated October 27, 1993 between the Borrower and the Lender and shall be forgiven (including accrued interest) as provided in Section 7(c) of such agreement, subject to the conditions of such section.

     This note shall be governed by and construed in accordance with the laws of the State of New York without reference to principles of conflict of laws.

     The Borrower hereby waives presentment, demand, protest and notice of dishonor.



                              George M. C. Fisher

               NOTICE OF AWARD OF RESTRICTED STOCK
                GRANTED TO GEORGE M.C. FISHER
                 EFFECTIVE NOVEMBER 11, 1993
                       PURSUANT TO THE
        EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM
                      COMPENSATION PLAN



1. Background. Under Section 10 of the 1990 Omnibus Long-Term Compensation Plan (the "Plan"), the Compensation Committee may, among other things, award restricted shares of the Company's Common Stock to those Key Employees as the Committee in its discretion may determine, subject to such terms, conditions and restrictions as it deems appropriate.


2. Award. On November 11, 1993, the Committee granted, to George M.C. Fisher (the "Participant") an Award of twenty thousand (20,000) restricted shares of Common Stock ("Restricted Shares"). This Award is granted under the Plan, subject to the terms and conditions of the Plan and those set forth in this Award Notice.


3. Terms and Conditions of Restricted Shares. The following terms and conditions shall apply to Restricted Shares:

     (a) Issuance. The Restricted Shares awarded hereunder to the Participant shall be promptly issued and a certificate(s) for such shares shall be issued in the Participant's name. The Participant shall thereupon be a shareowner of all the shares represented by the certificate(s). As such, the Participant shall have all the rights of a shareowner with respect to such shares, including but not limited to, the right to vote such shares and to receive all dividends and other distributions (subject to Section "3(b)") paid with respect to them, provided, however, that the shares shall be subject to the restrictions in Section "3(d)." The stock certificates representing the Restricted Shares shall be imprinted with a legend stating that the shares represented thereby are restricted shares subject to the terms and conditions of this Award Notice and, as such, may not be sold, exchanged, transferred, pledged, hypothecated, or otherwise disposed of except in accordance with this Award Notice. Each transfer agent for the Common Stock shall be instructed to like effect in respect of such shares. In aid of such restrictions, the Participant shall immediately upon receipt of the certificate(s) therefor, deposit such certificate(s) together with a stock power or other like instrument of transfer, appropriately endorsed in blank, with an escrow agent designated by the Committee, which may be the Company, under a deposit agreement containing such terms and conditions as the Committee shall approve, the expenses of such escrow to be borne by the Company.

     (b) Stock Splits, Dividends, etc. If under Section "18" of the Plan, entitled "Adjustment of Available Shares," the Participant, as the owner of the Restricted Shares, shall be entitled to new, additional, or different shares of stock or securities, the certificate or certificates for, or other evidences of, such new, additional, or different shares or securities, together with a stock power or other instrument of transfer appropriately endorsed, shall be imprinted with a legend as provided in Section "3(a)" above, deposited by the Participant under the deposit agreement provided for therein, and subject to the restrictions provided for in Section "3(d)" below.

     (c) Restricted Period. The term "Restricted Period" with respect to the Restricted Shares shall mean the period beginning on November 11, 1993 and ending on October 26, 1998.

     (d) Restriction on Restricted Shares. The restrictions to which the Restricted Shares are subject are:

          (i) Nonalienation. During the Restricted Period, none of the Restricted Shares shall be sold, exchanged, transferred, pledged, hypothecated, or otherwise disposed of except by will or the laws of descent and distribution. Any attempt by the Participant to dispose of his shares in any such manner shall result in the immediate forfeiture of such shares and any other shares then held by the designated escrow agent on the Participant's behalf.

          (ii) Continuous Employment. Except as provided in Section "3(e)" below, if the Participant's employment is terminated pursuant to Section 11(c) or 11(f) of the Employment Agreement between the Participant and the Company dated October 27, 1993 (the "Employment Agreement") at any time before the Restriction Period ends, he shall immediately forfeit all of the Restricted Shares then held on his behalf by the designated escrow agent.

    (e) Lapse of Restrictions. The restrictions set forth in Section "3(d)" above, with respect to the Restricted Shares held by the designated escrow agent on behalf of the Participant, will lapse upon the earlier of:

          (i)  The expiration of the Restriction Period; or

          (ii) The date of the Participant's termination of employment under Section 11(a), 11(b), 11(d) or 11(e) of the Employment Agreement.

4.   Noncompetition.  Section 20 of the Plan, entitled
     "Noncompetition Provision," shall not apply to the grant of the Restricted Shares.

5. Withholding. The Company, or the designated escrow agent at the request of the Company, shall be entitled to deduct from the Restricted Shares the amount of all applicable income and employment taxes required to be withheld unless the Participant makes other arrangements with the Company for the timely payment of such taxes.

6.   Definitions.  Any defined term used in this Award
     Notice shall have the same meaning for purposes of this document as that ascribed to it under the terms of the Plan.

         NOTICE OF AWARD OF INCENTIVE STOCK OPTIONS
                GRANTED TO GEORGE M.C. FISHER
                      NOVEMBER 11,1993
                       PURSUANT TO THE
        EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM
                      COMPENSATION PLAN



1. Background. Under Sections 8 of the 1990 Omnibus Long-Term Compensation Plan (the "Plan"), the Compensation Committee may, among other things, award Incentive Stock Options, within the meaning of Section 422 of the Internal Revenue Code of 1986, of the Company's Common Stock to those Key Employees as the Committee in its discretion may determine, subject to such terms, conditions and restrictions as it deems appropriate.


2.   Award.  On November 11, 1993, the Committee granted to
     George M.C. Fisher (the "Participant") an Award of seven thousand nine hundred and ten (7,910) incentive stock options of Common Stock. This Award is granted under the Plan, subject to the terms and conditions of the Plan and those set forth in this Award Notice.


3. Terms and Conditions of Incentive Stock Options. The following terms and conditions shall apply to the Award of incentive stock options:

     (a)  Option Price.  The option price shall be Sixty
          Three and 19/100 Dollars ($63.19).

     (b) Duration of Option. Each option shall expire at the close of business on November 10, 2003, unless sooner terminated or exercised in full in accordance with the terms and conditions of this Award Notice and the Plan.

     (c) Vesting of an Option. The options shall vest in accordance with the following schedule:

            1582 on November 11, 1994
            1582 on November 11, 1995
            1582 on November 11, 1996
            1582 on November 11, 1997
            1582 on November 11, 1998


          Once vested, the options may be exercisable by the Participant regardless of whether any other options he has been granted by the Company remain exercisable. Options may be exercised by written notice to the Company stating the number of shares with respect to which the option is being exercised.

     (d) Payment of Option Price. The option price for the shares for which an option is exercised by the Participant shall be paid by the Participant on the date the option is exercised in cash, in shares of Common Stock owned by the Participant, or a combination of the foregoing. Any share of Common Stock delivered in payment of the option price shall be valued at its "fair market value." For purposes of this subparagraph, "fair market value" shall mean the opening price of the Common Stock on the New York Stock Exchange on the date of exercise; provided, however, if the Common Stock is not traded on such date, then the opening price on the immediately preceding date on which Common Stock is traded shall be used.

     (e) Withholding. The Participant may pay the amount of taxes required to be withheld upon exercise of his options by (i) delivering a check made payable to the Company; or (ii) delivering to the Company at the time of such exercise shares of Common Stock having a "fair market value," as determined in accordance with Paragraph "3(d)" above, equal to the amount of such withholding taxes.

     (f) Rights as a Shareholder. The Participant shall not have any of the rights of a shareholder with respect to the shares of Common Stock covered by an option except to the extent one or more certificates for such shares shall be delivered to him upon the exercise of such option.

     (g) Termination of Employment. Notwithstanding Paragraphs "3(c)" hereof to the contrary, if the Participant dies, becomes Disabled, Retires, or terminates employment for an Approved Reason prior to November 10, 2003, all of the incentive stock options granted to him hereunder shall immediately become exercisable and vested in full and shall continue to be exercisable until November 10, 2003 or, if sooner, their exercise in full. If the Participant's employment is terminated for any reason other than death, Disability, Retirement or an Approved Reason, any portion of the options exercisable at the time of such termination shall not be exercisable beyond the 60th day following the date of his termination of employment and any portion of the options not exercisable at the time of the Participant's termination shall be immediately forfeited.

4.   Definitions.

     (a) Any defined term used in this Award Notice, other than those set forth in Paragraph "4(b)" below, shall have the same meaning for purposes of this document as that ascribed to it under the terms of the Plan.

     (b) The following definitions shall apply to this Award Notice:

          (i)  Approved Reason.  Termination for an
               "Approved Reason" shall include, without limitation, a Termination Without Cause or Constructive Termination Without Cause under
               Section 11 (d) of the Employment Agreement between the Participant and the Company dated as of October 27, 1993 (the "Employment Agreement") or a Termination of Employment Following a Change in Control under Section 11 (e) of the Employment Agreement. Without limiting the foregoing, other terminations will also be identified as an "Approved Reason" if, in the opinion of the Compensation Committee, it is in the best interest of the Company to do so. An "Approved Reason" exists when a Participant terminates employment (A) due to involuntary, positive reasons, e.g., a reduction in force or the divestiture of a unit of the Company, or (B) under certain voluntary circumstances, the individual nature of which needs to be assessed. The nature of these circumstances would involve an overall positive record, with a recommendation for approval from unit management.

          (ii) Disability. "Disability" shall have the same meaning as ascribed to it under Section 1(h) of the Employment Agreement.

         (iii) Retirement. The occurrence of the Participant's Retirement shall be determined in accordance with the provisions of the Kodak Retirement Income Plan ("KRIP").


5. Non-Assignability. The Awards shall not in any manner be subject to alienation, anticipation, sale, transfer
     (except by will or the laws of descent and distribution), assignment, pledge or encumbrance.

6.   Noncompetition.  Section 20 of the Plan, entitled
     "Noncompetition Provision," shall not apply to this Award.

7. Compliance with Code Section 422. The options granted by way of this Award Notice are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986. To the extent any provision of this Award Notice is determined to be inconsistent or contrary to Section 422, such provision shall be automatically changed, effective as of the date of the options' grant, so as to be consistent and in compliance with such section.

       NOTICE OF AWARD OF NON-QUALIFIED STOCK OPTIONS
                GRANTED TO GEORGE M.C. FISHER
                      NOVEMBER 11,1993
                       PURSUANT TO THE
        EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM
                      COMPENSATION PLAN



1. Background. Under Sections 8 of the 1990 Omnibus Long-Term Compensation Plan (the "Plan"), the Compensation Committee may, among other things, award non-qualified stock options of the Company's Common Stock to those Key Employees as the Committee in its discretion may determine, subject to such terms, conditions and restrictions as it deems appropriate.


2.   Award.  On November 11, 1993, the Committee granted to
     George M.C. Fisher (the "Participant") an Award of seven hundred forty two thousand and ninety (742,090) non-qualified stock options of Common Stock. This
     Award is granted under the Plan, subject to the terms and conditions of the Plan and those set forth in this Award Notice.


3.   Terms and Conditions of Non-qualified Stock Options.
     The following terms and conditions shall apply to the Award of non-qualified stock options:

     (a) Option Price. The option price shall be fifty seven and 97/100 dollars ($57.97).

     (b) Duration of Option. Each option shall expire at the close of business on November 10, 2003, unless sooner terminated or exercised in full in accordance with the terms and conditions of this Award Notice and the Plan.

     (c) Vesting of an Option. The options shall vest in accordance with the following schedule:

            148,418 on November 11, 1994
            148,418 on November 11, 1995
            148,418 on November 11, 1996
            148,418 on November 11, 1997
            148,418 on November 11, 1998

          Once vested, the options may be exercisable by the Participant regardless of whether any other options he has been granted by the Company remain exercisable. Options may be exercised by written notice to the Company stating the number of shares with respect to which the option is being exercised.

     (d) Payment of Option Price. The option price for the shares for which an option is exercised by the Participant shall be paid by the Participant on the date the option is exercised in cash, in shares of Common Stock owned by the Participant, or a combination of the foregoing. Any share of Common Stock delivered in payment of the option price shall be valued at its "fair market value." For purposes of this subparagraph, "fair market value" shall mean the opening price of the Common Stock on the New York Stock Exchange on the date of exercise; provided, however, if the Common Stock is not traded on such date, then the opening price on the immediately preceding date on which Common Stock is traded shall be used.

     (e) Withholding. The Participant may pay the amount of taxes required to be withheld upon exercise of his options by (i) delivering a check made payable to the Company; or (ii) delivering to the Company at the time of such exercise shares of Common Stock having a "fair market value," as determined in accordance with Paragraph "3(d)" above, equal to the amount of such withholding taxes.

     (f) Rights as a Shareholder. The Participant shall not have any of the rights of a shareholder with respect to the shares of Common Stock covered by an option except to the extent one or more certificates for such shares shall be delivered to him upon the exercise of such option.

     (g) Broker Assisted Exercise. Notwithstanding Paragraphs "3(d)" and "3(e)" above to the contrary, the Participant may exercise any option granted to him under this Award Notice by way of the Company's broker-assisted stock option exercise program, to the extent such program is available at the time of such exercise. Pursuant to the terms of such program, the amount of any taxes required to be withheld upon exercise of any options under the program shall be paid in cash directly to the Company.

     (h) Termination of Employment. Notwithstanding Paragraphs "3(c)" hereof to the contrary, if the Participant dies, becomes Disabled, Retires, or terminates employment for an Approved Reason prior to November 10, 2003, all of the non-qualified stock options granted to him hereunder shall immediately become exercisable and vested in full and shall continue to be exercisable until November 10, 2003 or, if sooner, their exercise in full. If the Participant's employment is terminated for any reason other than death, Disability, Retirement or an Approved Reason, any portion of the options exercisable at the time of such termination shall not be exercisable beyond the 60th day following the date of his termination of employment and any portion of the options not exercisable at the time of the Participant's termination shall be immediately forfeited.


4.   Definitions.

     (a) Any defined term used in this Award Notice, other than those set forth in Paragraph "4(b)" below, shall have the same meaning for purposes of this document as that ascribed to it under the terms of the Plan.

     (b) The following definitions shall apply to this Award Notice:

          (i)  Approved Reason.  Termination for an
               "Approved Reason" shall include, without limitation, a Termination Without Cause or Constructive Termination Without Cause under
               Section 11 (d) of the Employment Agreement between the Participant and the Company dated as of October 27, 1993 (the "Employment
               Agreement") or a Termination of Employment
               Following a Change in Control under Section
               11 (e) of the Employment Agreement. Without limiting the foregoing, other terminations will also be identified as an "Approved
               Reason" if, in the opinion of the Compensation Committee, it is in the best interest of the Company to do so. An "Approved Reason" exists when a Participant terminates employment (A) due to involuntary, positive reasons, e.g., a reduction in force or the divestiture of a unit of the Company, or (B) under certain voluntary circumstances, the individual nature of which needs to be assessed. The nature of these circumstances would involve an overall positive record, with a recommendation for approval from unit management.

          (ii) Disability. "Disability" shall have the same meaning as ascribed to it under Section 1(h) of the Employment Agreement.

         (iii) Retirement. The occurrence of the Participant's Retirement shall be determined in accordance with the provisions of the Kodak Retirement Income Plan ("KRIP").


5. Non-Assignability. The Awards shall not in any manner be subject to alienation, anticipation, sale, transfer
     (except by will or the laws of descent and distribution), assignment, pledge or encumbrance.


6.   Noncompetition.  Section 20 of the Plan, entitled
     "Noncompetition Provision," shall not apply to this Award.

                     FIRST AMENDMENT TO
       NOTICE OF AWARD OF NON-QUALIFIED STOCK OPTIONS
                GRANTED TO GEORGE M.C. FISHER
                      NOVEMBER 11, 1993
                       PURSUANT TO THE
        EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM
                      COMPENSATION PLAN

1.   Effective as of November 11, 1993, Paragraph "2" of the
     Award Notice is amended in its entirety to read as follows:

     2. Award. On November 11, 1993, the Committee granted to George M.C. Fisher (the
          "Participant") an Award of One Million Forty
          Nine Thousand One Hundred and Forty Five
          (1,049,145) non-qualified stock options of
          Common Stock. This Award is granted under the Plan, subject to the terms and conditions of this Plan and those set forth in this Award Notice.

2. Effective as of November 11, 1993, Paragraph "3(a)" of the Award Notice is amended in its entirety to read as follows:

     3.   Terms and Conditions of Non-qualifed Stock
          Options.

          (a) Option Price. The option price shall be Sixty Three and 19/100 Dollars ($63.19).

3. Effective as of November 11, 1993, Paragraph "3(c)" of the Award Notice is amended in its entirety to read as follows:

     3.   Terms and Conditions of Non-qualified Stock
          Options.

          (c) Vesting of Option. The options shall vest in accordance with the following schedule:

                    209,829 on November 11, 1994

                    209,829 on November 11, 1995

                    209,829 on November 11, 1996

                    209,829 on November 11, 1997

                    209,829 on November 11, 1998

          Once vested, the options may be exercisable by the Participant regardless of whether any other options he has been granted by the Company remain exercisable. Options may be exercised by written notice to the Company stating the number of shares with respect to which the option is being exercised.

                         Agreed to and Accepted:


                         By: George M.C. Fisher

                         Date:

                   AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT


     This Amendment No. 1 to Employment Agreement is made as of April 4, 1994 between Eastman Kodak Company, a New Jersey corporation (the "Company"), and George M. C. Fisher (the "Executive").

     The Company and the Executive entered into an Employment Agreement dated as of October 27, 1993 (the "Agreement") and now wish to amend the Agreement. Capitalized terms used but not defined herein shall have the meanings given them in the Agreement.

     I.  The Agreement is amended as follows:

     (1)  Effective as of October 27, 1993, Section 6(c) shall read:

     "(c) Stock Option Award. As soon as practicable after commencement of the Executive's employment, the Company shall grant the Executive a 10-year option, substantially in the form attached to this Agreement as Exhibit B, to purchase 1,057,055 shares of Stock (the "Option")."

     (2) A new Section 6(d) is added to the Agreement effective as of February 15, 1994, to read:

     "(d) 1993-1995 Restricted Stock Sub-Plan.  As soon as practicable, the
          Executive shall become a participant in the Company's 1993-1995 Restricted Stock Sub-Plan (the "Sub-Plan"). The award that the Executive shall be eligible to receive under the Sub-Plan shall be calculated by multiplying the amount of the award that the Executive would have been eligible to receive had he been a participant in the Sub-Plan since its establishment by a fraction the numerator of which shall be the number of months that the Executive is employed by the Company as Chairman, President and Chief Executive Officer during the Sub-Plan's award period and the denominator of which is the total number of months in the award period."

     (3) Effective the date hereof, the final sentence of Section 10(d) is deleted and replaced with the following:

          "In addition, on notice from the Executive or his authorized representative to the Company at any time on or before October 26, 1998, the Company shall promptly purchase from the Executive his present residence located at 4 Mid Oak Lane, Barrington Hills, Illinois, at a price of $2,500,000. The foregoing notwithstanding, if the Executive's employment terminates under Section 11(c) of the Agreement, the Company's obligation to purchase such residence shall expire sixty days after such termination.

    II. This Amendment No. 1 to Employment Agreement may be executed in two or more counterparts.

   III. As amended hereby, the Agreement continues in full force and effect.

IN WITNESS WHEREOF, the undersigned have executed this Amendment No. 1 to Employment Agreement as of the date first written above.


                          Eastman Kodak Company



                          By:
                          Gary Van Graafeiland
                          Senior Vice President



                          George M. C. Fisher