Form 10-K/A
period 1993-12-31
EASTMAN KODAK CO
filed 1994-04-29
CIK 31235

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT
                    Filed Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act Of 1934

                             Eastman Kodak Company
               (Exact name of registrant as specified in its charter)

                                AMENDMENT NO.  2

    The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report on Form 10-K for the year ended December 31, 1993 as set forth below:


The five exhibits listed below and attached hereto are hereby added to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

    Exhibits

    (28) A. Eastman Kodak Employees' Savings and Investment Plan Annual Report on Form 11-K for the fiscal year ended December 30, 1993.

    (28) B. Sterling Winthrop Inc. Salaried Employees' Savings Plan Annual Report on Form 11-K for the fiscal year ended December 30, 1993.

    (28) C. Sterling Winthrop Inc. Hourly Employees' Savings Plan Annual Report on Form 11-K for the fiscal year ended December 30, 1993.

    (28) D. L & F Products Employees' Savings Plan I Annual Report on Form 11-K for the fiscal year ended December 30, 1993.

    (28) E. L & F Products Employees' Savings Plan II Annual Report on Form 11-K for the fiscal year ended December 30, 1993.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Eastman Kodak Company
                                                   (Registrant)


                                                C. Michael Hamilton
                                                General Comptroller

Date: April 29, 1994

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 11-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 30, 1993
                               -----------------

                                    OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from        to
                                   --------  --------

     Commission file number   1-87
                           ---------

         A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                         EASTMAN KODAK EMPLOYEES'
                       SAVINGS AND INVESTMENT PLAN


         B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:


                          EASTMAN KODAK COMPANY
                             343 STATE STREET
                        ROCHESTER, NEW YORK  14650

           EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

           INDEX TO FINANCIAL STATEMENTS SCHEDULES AND EXHIBIT
                            DECEMBER 30, 1993



(a)  Financial Statements                             Page No.

     Report of Independent Accountants                      3
     Statement of Net Assets                                4
     Statement of Changes in Net Assets                     5
     Notes to Financial Statements                        6-13

(b)  Schedules

       I.  Schedule of Investments                       14-15

      II.  Allocation of Net Assets to
             Investment Funds                            16-17

     III.  Allocation of Changes in Net
             Assets to Investment Funds                  18-20

(c)  Exhibit

     Consent of Independent Accountants                     21

<AUDIT-REPORT>
                    REPORT OF INDEPENDENT ACCOUNTANTS






To the Savings and Investment
Plan Committee and the Participants of the Eastman Kodak Employees' Savings and Investment Plan


In our opinion, the financial statements and related schedules listed in the index appearing on page 2 of this Annual Report on Form 11-K present fairly, in all material respects, the net assets of the Eastman Kodak Employees' Savings and Investment Plan at December 30, 1993 and 1992, and the changes in its net assets for each of the three fiscal years in the period ended December 30, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan Administrator; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Plan Administrator, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE

New York, New York
April 4, 1994
</AUDIT-REPORT>

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             STATEMENT OF NET ASSETS
                                  (in thousands)
                                                             December 30,
                                                       ----------------------
                                                       1993              1992
                                                       ----              ----
Net Assets Available for Benefits:

Investments at Fair Value:
     Eastman Kodak Company common stock             $  320,642        $  265,173
     Mutual funds                                      394,507           304,228
     U.S. government securities                             -                132
     Interest in common or collective
       trusts (pooled) funds                           166,829             1,712

Group annuity contracts                              2,847,947         2,720,427

Loans to participants                                   36,761            25,096

Employer contributions receivable                       13,109            10,915

Dividends and interest receivable                        3,738             3,415

Receivables for securities sold                          1,000                -
                                                    ----------        ----------

     Total assets (cost: 1993 - $3,646,448
                         1992 - $3,274,102)
                                                     3,784,533         3,331,098
                                                    ----------        ----------


Distributions payable to participants                   11,339            14,399

Accrued expenses                                         1,423                -
                                                    ----------        ----------

     Total liabilities                                  12,762            14,399
                                                    ----------        ----------

     Net assets                                     $3,771,771        $3,316,699
                                                    ==========        ==========



                 (See accompanying notes to financial statements)

                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            STATEMENT OF CHANGES IN NET ASSETS
                                      (in thousands)
                                            For the year ended December 30,
                                      ----------------------------------------------
                                           1993             1992              1991
                                           ----             ----              ----
Investment Income:
  Dividends on Eastman Kodak
    Company common stock              $   11,415        $   13,057        $   13,137
  Other dividends                          5,833             4,196             6,601
  Interest                               258,763           247,802           232,353
  Income from common or
    collective trusts (pooled)
    funds                                  1,408                -                 -
                                      ----------        ----------        ----------

                                         277,419           265,055           252,091

Net realized and unrealized
  gains (losses) from investments        122,946           (16,970)           88,143
                                      ----------        ----------        ----------

                                         400,365           248,085           340,234

Employer contributions                   175,142           157,035           160,707

Distributions to and withdrawals
   by participants                      (118,320)         (103,556)          (83,279)

Administrative expenses                   (2,115)               -                 -
                                      ----------        ----------        ----------

Increase in net assets                   455,072           301,564           417,662

Net assets at beginning of year        3,316,699         3,015,135         2,597,473
                                      ----------        ----------        ----------

Net assets at end of year             $3,771,771        $3,316,699        $3,015,135
                                      ==========        ==========        ==========


                     (See accompanying notes to financial statements)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

                        NOTES TO FINANCIAL STATEMENTS


DESCRIPTION OF PLAN

The Eastman Kodak Employees' Savings and Investment Plan (the Plan) is a defined contribution plan of a controlled group of corporations consisting of Eastman Kodak Company and certain United States subsidiaries operating in the United States (Kodak). Any employee of these corporations is eligible to participate in the Plan.

The Plan is administered by the Savings and Investment Plan Committee (SIPCO) which is the Plan Administrator and Named Fiduciary. The Trust, forming part of the Plan, is administered by the Boston Safe Deposit and Trust Company (the Plan Trustee). The Plan was amended in 1993 to provide for the payment of certain administrative expenses by the Trust, including fees for attorneys, accountants, investment advisors and the Trustee.

The Plan includes a salary reduction provision allowing eligible employees to defer up to 15% of qualifying compensation as defined in the Plan. The maximum deferral for a Plan year is limited to 15% of the aggregate of wage dividend and qualifying compensation, but not more than the statutory limit of $8,994 for calendar year 1993 ($8,728 and $8,475 for calendar years 1992 and 1991, respectively). Participants' salary deferrals are contributed to the Plan by Kodak on behalf of the participants. All contributions are immediately fully vested. The Plan Trustee will invest the amount contributed to the Plan, as designated by the participant, in common stock of Eastman Kodak Company (Fund A), various equity-oriented mutual funds and interest in common or collective trusts (Fund B), and/or group annuity contracts and interest in common or collective trusts (Fund D). Participants may make transfers among the funds once a month. Fund C (U.S. Government Securities) was discontinued in 1993.

The SIPCO may grant a loan to a participant provided that the aggregate of the participant's loans outstanding will not exceed the lesser of $50,000 or 50% of the current value of the participant's account. A new loan must be at least $1,000 and repaid within four years of the date of the loan. In accordance with the Plan provisions, the rate of interest is fixed at the discretion of the SIPCO. Interest is charged at the lesser of the maximum legal rate or the prime rate.

Distributions from the Plan are made under the following circumstances:

     1. No portion of an account may be withdrawn without the approval of the SIPCO or its designee. Approval of hardship withdrawals will only be granted in order to meet obligations relating to the payment of substantial medical bills, the purchase of a primary, single family residence, the payment of post secondary educational expenses, or payments to prevent eviction/foreclosure.

     2. Upon attaining age 59 1/2, a participant may elect to receive a lump sum cash distribution from the Plan while still actively employed.

     3. Upon separation from service with Kodak for any reason except death, the full value of a participant's account is distributed as designated by the participant in a lump sum payment, or in monthly or annual installments. If an appropriate designation is not made by the participant, the account is paid in a lump sum cash payment.

         Certain participants who separate from service with Kodak may elect to defer distributions from the Plan up to March 15 of the year after attaining age 70 1/2. This election is available to separated participants who are eligible to receive a retirement income benefit under any defined benefit plan sponsored by Kodak, and to any separated participants who have an account balance of more than $3,500 when leaving Kodak.

     4. In the event of death, the value of a participant's account is paid in a lump sum to a designated beneficiary, if any, or to the decedent's estate, except that if there is a surviving spouse, then the entire sum will be paid to such spouse unless the spouse consents to the beneficiary designation of the participant.

     5. The Plan Trustee is authorized to honor "qualified domestic relations orders" issued and served in accordance with
         Section 414(p) of the Internal Revenue Code.

While Kodak expects to continue the Plan, it has the right to discontinue contributions and amend or terminate the Plan at any time. In the event that contributions to the Plan are discontinued, the Plan Trustee will continue to administer the Trust. In the event of the termination of the Trust as a result of or incident to termination of the Plan, the value of the participants' accounts will be paid in accordance with the provisions of the Plan.

SUMMARY OF ACCOUNTING POLICIES

The Plan operates on a fiscal year ending December 30.

The Plan's financial statements have been prepared on the accrual basis of accounting.

The Group Annuity Contracts included in the Fixed Income Fund are valued at cost plus interest reinvested. Interest in common or collective trusts (pooled) funds reflect market values as certified by the managers of such funds. Fair values of all other investments were based upon market quotations, if available, at December 30, 1993 and 1992 or, if not available, upon amounts believed by the SIPCO to be realizable at that time.

Employer contributions represent qualifying compensation withheld from the participants by Kodak for contribution to the Plan.

INVESTMENT POLICY

All contributions are paid to the Plan Trustee. No bond is furnished by the Trustee in connection with the custody of security investments or other assets of the Plan.

Fund A consists primarily of Kodak Stock. Purchases of Kodak Stock are made throughout the year in a systematic manner. During 1993, the Trustee purchased 1,003,007 shares (1,435,663 shares in 1992 and 500,572 shares in 1991) of Kodak Stock for Fund A at an average price of $52.29 per share ($41.07 per share in 1992 and $40.93 per share in 1991) and sold 1,841,351 shares in 1993 (939,476 shares in 1992 and 1,137,765 shares in 1991) at an average price of $52.84 per share ($44.68 in 1992 and $42.86 in 1991).

Fund B consists primarily of investments in U.S. stocks made through mutual funds, group trusts, or separate accounts, all of which are selected by an Investment Manager appointed by the SIPCO.

With respect to Fund D, the Trustee invests primarily in contracts with various financial institutions. Effective annual yields on these contracts ranged between 4.5% and 13.5% depending on the date of the contribution, transfer or rollover. In addition, the Trustee invests in interest in common or collective trusts (pooled) funds, which are broadly diversified portfolios of fixed income investments managed actively by an investment manager appointed by the SIPCO. The blending of earnings in Fund D produced an effective yield of approximately 9.3% in 1993 (10.1% in 1992 and 10.4% in 1991).

The Trustee is authorized to keep any portion of any of the foregoing funds in cash or liquid investments as it may deem advisable.

All dividends, interest or gains derived from investments in each Fund are reinvested in the respective Fund by the Trustee.

The Trustee also makes loans to participants and holds the related notes as assets of Funds A and B. Loans cannot be made from Fund D.

Interest income earned on loans to participants for the fiscal years ended December 30 are:

                              (in thousands)
                    1993                1992                1991
                   ------              ------              ------
Fund A             $  793              $  802              $  975
Fund B              1,114                 863                 788
                   ------              ------              ------
Total              $1,907              $1,665              $1,763
                   ======              ======              ======

For purposes of Form 5500 the interest income shown above is disclosed in interest from other loans.

The number of participants in each fund was as follows:

                                                        December 30,
                                                   ----------------------
                                                    1993            1992
                                                    ----            ----

Kodak Stock (Fund A)                               25,195          25,590
Diversified Fund (Fund B)                          27,394          23,286
U.S. Government Securities (Fund C)                     0              24
Fixed Income Fund (Fund D)                         67,399          66,511

The total number of participants in the Plan was less than the sum of the number of participants shown above because many participants invest in more than one fund.

NET REALIZED AND UNREALIZED GAINS (LOSSES) FROM INVESTMENTS

Components of net realized and unrealized gains (losses) from investments and proceeds from sales of investments for the fiscal years ended on December 30 are:
                                             (in thousands)

                          Realized      Unrealized      Net Realized
                           gains          gains        and Unrealized     Proceeds
                          (losses)       (losses)      gains (losses)       from
                            from           from             from          sales of
                         investments    investments      investments     investments
                         -----------    -----------    --------------    -----------
        1993

Eastman Kodak Company
  common stock             $22,538       $ 78,627         $101,165        $ 97,295

Other securities            13,038          8,743           21,781         244,948
                           -------       --------         --------        --------
                           $35,576       $ 87,370         $122,946        $342,243
                           =======       ========         ========        ========

        1992

Eastman Kodak Company
  common stock             $(2,084)      $(42,552)        $(44,636)       $ 41,979

Other securities             4,731         22,935           27,666          18,635
                           -------       --------         --------        --------
                           $ 2,647       $(19,617)        $(16,970)       $ 60,614
                           =======       ========         ========        ========

        1991

Eastman Kodak Company
  common stock             $ 1,544       $ 40,693         $ 42,237        $ 48,761

Other securities             8,827         37,079           45,906          16,624
                           -------       --------         --------        --------
                           $10,371       $ 77,772         $ 88,143        $ 65,385
                           =======       ========         ========        ========

Consistent with Department of Labor regulations, the components of net realized and unrealized gains and losses from investments are calculated for purposes of Form 5500 based on an investment's current value at the beginning of the year, or acquisition cost if acquired during the year (revalued cost). For purposes of determining realized gains and losses, the revalued cost of investments sold are determined based upon a weighted average basis.

UNIT VALUES AND PARTICIPANT UNITS
(in thousands, except per unit data)

Following are the funds' month-end unit values and participants' units as calculated by the
Trustee.
                  Fund A                Fund B             Fund C              Fund D
            ------------------    ------------------    -------------    -------------------

              Unit                  Unit                  Unit             Unit
             Value       Units     Value       Units     Value   Units    Value       Units
             -----       -----     -----       -----     -----   -----    -----       -----
  1993
  ----
January     $11.6022    29,826    $15.2151    22,312                     $10.9728    248,386
February     12.5287    25,414     15.2131    23,334                      11.0507    252,061
March        12.6610    24,506     15.6151    24,258                      11.1379    252,100
April        11.4281    24,280     15.3291    25,079                      11.2274    254,506
May          12.2023    25,727     15.7814    25,572                      11.3092    252,561
June         11.8110    25,545     15.8692    25,641                      11.3936    252,786
July         12.6277    26,461     15.9268    25,815                      11.4842    251,677
August       14.4118    26,162     16.4789    26,084                      11.5684    252,219
September    14.0341    24,532     16.5983    26,238                      11.6523    254,184
October      14.8290    24,517     16.9398    26,258                      11.7408    254,195
November     14.4884    24,189     16.6403    26,695                      11.8184    254,029
December     13.4357    25,249     17.0687    27,064                      11.9090    251,930

  1992
  ----

January     $11.1986    27,976    $13.5147    17,856    $8.3554    21    $ 9.9841    250,455
February     10.0490    27,332     13.8036    18,266     8.3878    20     10.0579    250,804
March         9.1941    27,973     13.5865    18,640     8.3657    19     10.1381    249,822
April         8.9752    30,021     13.5442    19,521     8.4350    19     10.2187    250,062
May           9.1352    32,023     13.6614    19,683     8.5349    19     10.3024    248,338
June          9.1913    32,060     13.4016    19,896     8.6355    19     10.3835    248,623
July          9.9376    31,742     13.7658    20,130     8.7602    19     10.4730    248,794
August       10.2128    30,112     13.5473    20,355     8.8477    19     10.5517    250,572
September    10.2715    29,543     13.7555    20,595     8.9525    19     10.6334    250,956
October       9.4702    28,896     13.9287    20,479     8.8686    19     10.7209    252,030
November      9.8028    30,093     14.5731    20,693     8.8445    19     10.8009    250,930
December      9.4699    29,825     14.8345    22,320     8.7778    18     10.8827    248,373

INVESTMENTS

The following table represents investments having a fair value equal to or greater than 5% of net assets at December 30, 1993:
                                             (in thousands)

                                              Principal
                         Maturity   Interest  Amount or               Fair
      Investment           Date       Rate     Shares      Cost       Value
      ----------         --------   --------  ---------    ----       ------
Eastman Kodak Company
  common stock             N/A         N/A       5,713   $236,853   $  320,642
John Hancock Life Ins.
  GAC #4481              3/1/1999     8.84%   $308,392    308,392      308,392
Prudential
  GAC #5480-212          3/1/1998     9.21%   $209,736    209,736      209,736
John Hancock Life Ins.
  GAC #5702              10/1/2001    10.1%   $217,433    217,433      217,433
                                                         --------   ----------
  TOTAL                                                  $972,414   $1,056,203
                                                         ========   ==========

FEDERAL INCOME TAX STATUS

In February 1988, the Plan received a favorable tax determination letter from the Internal Revenue Service. The Plan has been amended since receiving such letter. The Plan Administrator believes that the Plan continues to be in compliance with the applicable requirements of the Internal Revenue Code and, accordingly, participants' contributions to the Plan and earnings thereon are not taxable to a participant until distributed, subject to certain Internal Revenue Code limitations.

SUBSEQUENT EVENT

On December 31, 1993, Kodak spun-off its worldwide chemical business through a dividend to its shareowners, following receipt of a ruling from the Internal Revenue Service that the transaction will be tax-free to Kodak and its U.S. shareowners. For every four Kodak shares owned, shareowners received one share of Eastman Chemical Company (ECC). Subsequent to the spin-off, account balances of participants who are ECC employees (ECC Participants) were transferred to newly created funds within the Plan that are managed by Fidelity Management Trust Company, the Trustee for ECC Participants. It is the intent of the Plan Trustee to sell the shares of ECC remaining in Fund A and acquire shares of Kodak with the proceeds in 1994.

Effective January 1, 1994, all salary deferrals of ECC Participants will be contributed to the Eastman Investment Plan (EIP).

The Plan administrators of the Plan and EIP expect to request tax determination letters from the Internal Revenue Service pursuant to the requirements of the Tax Reform Act of 1986. Upon receiving such determination letters, the account balances of ECC Participants will be transferred to EIP.

* * * * *

                                                                 Schedule I

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            SCHEDULE OF INVESTMENTS
                               December 30, 1993
                                 (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost            Values
          -----------               ---------         ----           --------
KODAK STOCK (FUND A)

Eastman Kodak Company common
  stock                               5,713          $236,853        $320,642
                 ========        ========
Common/Collective Trust
  TBC Inc. Daily Liquidity Fund     $   945          $    945        $    945
                                                     ========        ========

DIVERSIFIED FUND (FUND B)

Mutual Funds
  Acorn Fund Inc.                       321          $ 14,147        $  4,433
  Babson Enterprises Fd Inc.          1,667            24,336          27,377
  Clipper Fund Inc.                     380            17,017          18,901
  Equity Portfolio Income Sh Ben Int  1,437            17,622          21,443
  Evergreen Ltd. Market Fund            609            10,588          13,046
  Evergreen Val Tim Fd Sh Ben Inc.    1,346            16,923          21,808
  FPA Paramount Fd Inc.               1,513            19,737          22,602
  FPA Perennial Fund Inc.               925            19,340          21,952
  Harbor Fd Cap Appreciation Fd       1,027            16,502          16,758
  Janus Inv't Fd Venture Fd             512            21,834          27,329
  Lazard Special Equity Fund          1,185            17,138          21,505
  Lindner Dividend Fund Inc.            762            18,194          21,638
  Lindner Fund Inc.                     921            17,661          21,923
  Montgomery Small Cap Fund           1,585            20,417          26,533
  Mutual Qualified Income Fund          744            16,429          20,021
  Pennsylvania Mutual Fund Inc.       2,483            17,687          21,927
  Sequoia Fund Inc.                     390            18,922          21,371
  Vanguard Equity Income Fd Inc.      1,581            19,760          21,674
  Vanguard/Primecap Fund Inc.         1,211            16,711          22,266
                                                     --------        --------
  Total                                              $340,965        $394,507
                                                     ========        ========

Common/Collective Trusts
  Dynamic Equity Fund                    43          $ 10,000        $ 10,262
  TBC Inc. Daily Liquidity Fund     $ 4,772             4,772           4,772
                                                     --------        --------
  Total                                              $ 14,772        $ 15,034
                                                     ========        ========

                                                               Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                              SCHEDULE OF INVESTMENTS
                                 December 30, 1993
                                   (in thousands)
Principal
                                    Amount or                          Fair
            Description               Shares          Cost            Values
            -----------             ---------         ----           --------
FIXED INCOME FUND (FUND D)

Group Annuity Contracts
  Aetna Life Insurance Co.        $  697,712         $  697,712      $  697,712
  Equitable Life Assurance
   Society of the United States       44,629             44,629          44,629
  John Hancock Mutual Life
   Insurance Co.                   1,078,153          1,078,153       1,078,153
  Metropolitan Life Insurance Co.    140,504            140,504         140,504
  New England Mutual Life
   Insurance Co.                      80,367             80,367          80,367
  Provident National Assurance
   Co.                               136,768            136,768         136,768
  The Prudential Life Insurance
   Co. of America                    262,515            262,515         262,515
  Continental Assurance Co.          256,308            256,308         256,308
  The First National Bank of
   Boston                             83,798             83,798          83,798
  Mitsubishi Bank Limited             67,193             67,193          67,193
                                                     ----------      ----------
  Total                                              $2,847,947      $2,847,947
                                                     ==========      ==========

Common/Collective Trusts
  Mgt. Public Bd Fund                    383         $  104,044      $  104,622
  J.P. Morgan & Co. Inc.
   Mtg. Fund                              81             30,298          30,253
  J.P. Morgan Private
   Placement Fund                         36             15,149          15,108
  Mgt. Liquidity Fund             $      842                842             842
  TBC Inc. Daily Liquidity
   Fund                           $       25                 25              25
                                                     ----------      ----------
  Total                                              $  150,358      $  150,850
                                                     ==========      ==========

                                                                Schedule II

                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                       ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                    December 30, 1993
                                      (in thousands)
                                                               U.S.           Fixed
                              Kodak         Diversified     Government        Income
                              Stock            Fund         Securities         Fund
                             (Fund A)        (Fund B)        (Fund C)        (Fund D)
                              ------          ------          ------          ------
Investments at Fair Value:
  Eastman Kodak Company
    common stock            $320,642
  Mutual funds                               $394,507
  U.S. government
    securities                                                  $  0
  Interest in common or
    collective trusts
    (pooled) funds               945           15,034                     $  150,850

Group annuity contracts                                                    2,847,947

Loans to participants         14,168           22,593

Employer contributions
    receivable                   742            2,749                          9,618

Dividends and
    interest receivable        2,772              933                             33

Receivables for
    securities sold                             1,000
                            --------         --------           ----      ----------
  Total assets               339,269          436,816              0       3,008,448
                            --------         --------           ----      ----------

Distributions payable to
   participants                  978              656                          9,705

Accrued expenses                   1              123                          1,299

Transfers among funds        (12,045)            (181)                        12,226
                            --------         --------           ----      ----------
  Total liabilities
   and transfers             (11,066)             598                         23,230
                            --------         --------           ----      ----------
  Net assets                $350,335         $436,218           $  0      $2,985,218
                            ========         ========           ====      ==========

                                                                Schedule II (Cont'd)

                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                       ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                    December 30, 1992
                                      (in thousands)
                                                               U.S.           Fixed
                              Kodak         Diversified     Government        Income
                              Stock            Fund         Securities        Fund
                             (Fund A)        (Fund B)        (Fund C)        (Fund D)
                              ------          ------          ------          ------
Investments at Fair Value:
  Eastman Kodak Company
    common stock            $265,173
  Mutual funds                               $304,228
  U.S. government
    securities                                                  $132
  Interest in common or
    collective trusts
    (pooled) funds             1,136              544             32

Group annuity contracts                                                   $2,720,427

Loans to participants         10,782           14,313              1

Employer contributions
    receivable                   587            1,751                          8,577

Dividends and
    interest receivable        3,359               28              2              26
                            --------         --------           ----      ----------
  Total assets               281,037          320,864            167       2,729,030
                            --------         --------           ----      ----------

Distributions payable to
   participants                1,310            1,669              9          11,411

Transfers among funds         (2,712)         (11,931)                        14,643
                            --------         --------           ----      ----------
  Total liabilities
   and transfers              (1,402)         (10,262)             9          26,054
                            --------         --------           ----      ----------
  Net assets                $282,439         $331,126           $158      $2,702,976
                            ========         ========           ====      ==========

                                                               Schedule III

                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                          For the year ended December 30, 1993
                                     (in thousands)
                                                                U.S.       Fixed
                                   Kodak       Diversified  Government     Income
                                   Stock          Fund      Securities      Fund
                                  (Fund A)      (Fund B)     (Fund C)      (Fund D)
                                   ------        ------       ------        ------
Investment Income:
  Dividends on Eastman Kodak
    Company common stock          $ 11,415
  Other dividends                              $  5,833
  Interest                             838        1,224         $  4    $  256,697
  Income from common or
    collective trusts (pooled)
    funds                                                                    1,408
                                  --------     --------         ----    ----------
                                    12,253        7,057            4       258,105

Net realized and unrealized
  gains (losses) from
  investments                      101,164       21,788            1            (7)
                                  --------     --------         ----    ----------

                                   113,417       28,845            5       258,098

Employer contributions               9,218       32,106                    133,818

Transfers among funds              (43,783)      54,409         (162)      (10,464)

Distributions to and
  withdrawals by participants      (10,900)      (9,837)                   (97,583)

Administrative expenses                (56)        (431)          (1)       (1,627)
                                  --------     --------         ----    ----------
Increase (Decrease)
  in net assets                     67,896      105,092         (158)      282,242

Net assets at beginning
  of year                          282,439      331,126          158     2,702,976
                                  --------     --------         ----    ----------

Net assets at end
  of year                         $350,335     $436,218         $  0    $2,985,218
                                  ========     ========         ====    ==========

                                                               Schedule III (Cont'd)

                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
               ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                         For the year ended December 30, 1992
                                    (in thousands)
                                                                U.S.       Fixed
                                   Kodak       Diversified  Government     Income
                                   Stock          Fund      Securities      Fund
                                  (Fund A)      (Fund B)     (Fund C)      (Fund D)
                                   ------        ------       ------        ------
Investment Income:
  Dividends on Eastman Kodak
    Company common stock          $ 13,057
  Other dividends                              $  4,196
  Interest                             901          963         $ 10    $  245,928
                                  --------     --------         ----    ----------
                                    13,958        5,159           10       245,928

Net realized and unrealized
  gains (losses) from
  investments                      (44,636)      27,666
                                  --------     --------         ----    ----------

                                   (30,678)      32,825           10       245,928

Employer contributions               8,430       21,076                    127,529

Transfers among funds               15,447       49,215          (21)      (64,641)

Distributions to and
  withdrawals by participants      (10,662)      (7,662)         (11)      (85,221)
                                  --------     --------         ----    ----------
Increase (Decrease)
  in net assets                    (17,463)      95,454          (22)      223,595

Net assets at beginning
  of year                          299,902      235,672          180     2,479,381
                                  --------     --------         ----    ----------

Net assets at end
  of year                         $282,439     $331,126         $158    $2,702,976
                                  ========     ========         ====    ==========

                                                               Schedule III (Cont'd)

                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
               ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                         For the year ended December 30, 1991
                                    (in thousands)
                                                                U.S.       Fixed
                                   Kodak       Diversified  Government     Income
                                   Stock          Fund      Securities      Fund
                                  (Fund A)      (Fund B)     (Fund C)      (Fund D)
                                   ------        ------       ------        ------
Investment Income:
  Dividends on Eastman Kodak
    Company common stock          $ 13,137
  Other dividends                              $  6,601
  Interest                           1,116          877         $ 12    $  230,348
                                  --------     --------         ----    ----------
                                    14,253        7,478           12       230,348

Net realized and unrealized
  gains from investments            42,237       45,899            7
                                  --------     --------         ----    ----------

                                    56,490       53,377           19       230,348

Employer contributions               9,350       14,111                    137,246

Transfers among funds              (47,014)      35,648                     11,366

Distributions to and
  withdrawals by participants      (10,130)      (5,793)                   (67,356)
                                  --------     --------         ----    ----------
Increase
  in net assets                      8,696       97,343           19       311,604

Net assets at beginning
  of year                          291,206      138,329          161     2,167,777
                                  --------     --------         ----    ----------
Net assets at end
  of year                         $299,902     $235,672         $180    $2,479,381
                                  ========     ========         ====    ==========

<AUDIT-REPORT>

                    CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration

Statement on Form S-8 (No. 33-36731) of Eastman Kodak Company of our report dated April 4, 1994 relating to the Eastman Kodak Employees' Savings and

Investment Plan financial statements appearing on page 3 of this Annual

Report on Form 11-K.







PRICE WATERHOUSE

New York, New York

April 29, 1994



</AUDIT-REPORT>

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 11-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year December 30, 1993

                               OR

[]   TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________  to ________

Commission file number 1-87

     A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                     STERLING WINTHROP INC.

                SALARIED EMPLOYEES' SAVINGS PLAN

                         90 Park Avenue

                    New York, New York  10016


     B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

                      EASTMAN KODAK COMPANY

                        343 State Street

                   Rochester, New York  14650

                        TABLE OF CONTENTS


(I)  Financial Statements                                Page No.

          (a)  Report of Independent Accountants            3

          (b)  Statement of Net Assets Available
               for Plan Benefits - December 30, 1993
               and 1992                                     4

          (c)  Statement of Changes in Net Assets
               Available for Plan Benefits -
               Years ended December 30, 1993 and
               1992                                         5-7

          (d)  Notes to Financial Statements                8-21

(II)      Signatures                                          22

(III)     Exhibits                                            23

          (a)  Consent of Independent Accountants

<AUDIT-REPORT>

                 REPORT OF INDEPENDENT ACCOUNTS
               ------------------------------


To the Sterling Winthrop Inc. Salaried Employees'
Savings Plan Committee and the
Participants of the Salaried
Employees' Savings Plan

In our opinion, the accompanying statement of net assets available for plan benefits and the related statement of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the Sterling Winthrop Inc. Salaried Employees' Savings Plan at December 30, 1993, and the changes in net assets available for plan benefits for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan Administrator; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Plan Administrator, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

We have previously audited, in accordance with generally accepted auditing standards, the statement of net assets available for plan benefits as of December 30, 1992 and the related statement of changes in net assets available for plan benefits for the year then ended (not presented herein) and in our report dated April 1, 1993 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of net assets available for plan benefits as of December 30, 1992 and the condensed statement of changes in net assets available for plan benefits for the year ended December 30, 1992, when read in conjunction with the financial statements from which it has been derived, is fairly stated in all material respects in relation thereto.


PRICE WATERHOUSE

New York, New York
April 22, 1994
</AUDIT-REPORT>


                          STERLING WINTHROP INC.
                          ----------------------
                     SALARIED EMPLOYEES' SAVINGS PLAN
                     --------------------------------
                         STATEMENT OF NET ASSETS
                         -----------------------
                        AVAILABLE FOR PLAN BENEFITS
                        ---------------------------


                                                   DECEMBER 30
                                          --------------------------
                                             1993              1992
                                             ----              ----


Investment in the
   net assets of the Sterling
   Winthrop Inc. Employees'
   Savings Plan Trust, at
   fair value (Note 4):

Eastman Kodak Company Fund                $ 56,091,595    $ 41,202,874
Bankers Trust Short-Term Fund                  ---          10,469,496
Bankers Trust Fixed Income Fund                ---          14,476,349
Bankers Trust Equity Index Fund                ---          25,764,878
Bankers Trust GIC Fund                         ---          24,647,522
Fidelity Asset Manager Fund                  1,286,627         ---
Fidelity Asset Manager: Growth Fund          1,442,037         ---
Fidelity Institutional Short-Intermediate
    Government Portfolio Fund               24,295,976         ---
Fidelity Contrafund                          1,938,371         ---
Fidelity Growth & Income Portfolio Fund     31,662,046         ---
Fidelity Asset Manager: Income Fund            249,093         ---
Fidelity Magellan Fund                       2,272,357         ---
Fidelity Blended GIC Fund                   26,145,934         ---
                                          ------------    ------------
Net Assets Available for Plan Benefits    $145,384,036    $116,561,119
                                          ============    ============



The accompanying notes are an integral part of these financial statements.

                                                      STERLING WINTHROP INC.

                                                 SALARIED EMPLOYEES' SAVINGS PLAN
                                      STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                                  For the year ended December 30, 1993
                                      ---------------------------------------------------------------------------------------
                                                                      Bankers Trust
                                      ---------------------------------------------------------------------------------------
                                      Eastman Kodak  Short-Term   Fixed Income    Equity       GIC
                                      Company Fund       Fund         Fund      Index Fund     Fund       Sub-Total
                                      -------------- ----------   ------------  -----------  ---------    ----------
Contributions:
  Participants                        $ 2,818,117    $   771,427  $ 1,355,441   $ 3,075,757  $ 2,451,097  $ 10,471,839
  Transfer from other tax-qualified
   retirement plans                        51,357         24,582      134,438       152,880      313,529       676,786
  Employer                              1,161,829        262,951      418,681       917,893      704,258     3,465,612

Investment Income:
   Investment and dividends             1,568,812        263,081          684         1,495      367,129     2,201,201
   Net appreciation (depreciation)
    of investments                      4,954,712              0      738,434     2,038,896    1,160,603     8,892,645
                                      -----------    -----------  -----------   -----------  -----------  ------------
   Total Income                        10,554,827      1,322,041    2,647,678     6,186,921    4,996,616    25,708,083

Withdrawals by participants             4,702,513      1,817,220    2,431,704     2,119,511    4,339,226    15,410,174
                                      -----------    -----------  -----------   -----------  -----------  ------------
Increase (Decrease) in net assets       5,852,314       (495,179)     215,974     4,067,410      657,390    10,297,909
Net assets available for plan benefits
 at beginning of year                  41,202,874     10,469,496   14,476,349    25,764,878   24,647,522   116,561,119
Net asset transfers:
   Trustee                            (42,243,184)   (10,030,608) (14,499,150)  (32,519,753) (27,566,333) (126,859,028)
   Interfund transfer                  (4,812,004)        56,291     (193,173)    2,687,465    2,261,421             0
                                      -----------    -----------  -----------   -----------  -----------  ------------
Net assets available for plan benefits
 at end of year                       $         0    $         0  $         0   $         0  $         0  $          0
                                      ===========    ===========  ===========   ===========  ===========  ============

The accompanying notes are an integral part of these financial statements.

                                                      STERLING WINTHROP INC.
                                                 SALARIED EMPLOYEES' SAVINGS PLAN
                                         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                               For the year ended December 30, 1993
                                                        -------------------------------------------------------------
                                                                        Fidelity Investments
                                                        -------------------------------------------------------------
                                        Balance From  Eastman Kodak Growth &    Short-Intermed.   Asset
                                         Prior Page   Company Fund Income Fund    Gov't Fund   Manager Fund  Sub-Total
                                        ------------- ------------------------  ----------------------------------------
Contributions:
  Participants                          $ 10,471,839  $   746,620  $   758,664  $   674,320    $  230,571  $ 12,882,014
  Transfer from other tax-qualified
   retirement plans                          676,786       13,120       11,619        6,402        47,706       755,633
  Employer                                 3,465,612      311,192      185,278       49,338        95,913     4,107,333

Investment Income:
   Investment and dividends                2,201,201      505,430      940,965      484,422        19,000     4,151,018
   Net appreciation (depreciation)
    of investments                         8,892,645   11,964,171     (505,750)    (267,089)        8,837    20,092,814
                                        ------------  -----------  -----------  -----------    ----------  ------------
   Total Income                           25,708,083   13,540,533    1,390,776      947,393       402,027    41,988,812

Withdrawals by participants               15,410,174      141,232       49,961      209,297            31    15,810,695
                                        ------------  -----------  -----------  -----------    ----------  ------------
Increase (Decrease) in net assets         10,297,909   13,399,301    1,340,815      738,096       401,996    26,178,117
Net assets available for plan benefits
 at beginning of year                    116,561,119            0            0            0             0   116,561,119
Net asset transfers:
   Trustee                              (126,859,028)  42,243,184   32,519,753   24,529,758             0   (27,566,333)
   Interfund transfer                              0      449,110   (2,198,522)    (971,878)      884,631    (1,836,659)
                                        ------------  ------------ -----------  -----------    ----------  ------------
Net assets available for plan benefits
 at end of year                         $          0  $56,091,595  $31,662,046  $24,295,976    $1,286,627  $113,336,244
                                        ============  ===========  ===========  ===========    ==========  ============

The accompanying notes are an integral part of these financial statements.

                                                      STERLING WINTHROP INC.
                                                 SALARIED EMPLOYEES' SAVINGS PLAN

                                    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS    For the Year Ended
                                                     For the year ended December 30, 1993             December 30, 1992
                                    --------------------------------------------------------------    ------------------
                                              Fidelity Investments
                                    --------------------------------------------------------------

                                  Asset     Asset
                     Balance From Manager   Manager    Blended GIC            Magellan
                     Prior Page   Inc. Fund Growth     Fund Fund   Contrafund Fund       Total        Total
                     -----------------------------------------------------------------------------------------

Contributions:
  Participants       $ 12,882,014 $ 90,606  $  405,959 $         0 $  378,787 $  616,561 $ 14,373,927 $ 12,223,923
  Transfer from other
   tax-qualified
   retirement plans       755,633    3,409      62,286           0      8,274     28,271      857,873      787,777
  Employer              4,107,333   38,151     160,082           0    139,675    240,615    4,685,856    5,986,956

Investment Income:
  Interest
   and dividends        4,151,018    2,029      21,902     298,453     95,744     43,544    4,612,690    2,493,598
  Net appreciation
   (depreciation)
   of investments      20,092,814      289      21,044     168,143    (67,131)    (8,611)  20,206,548   (3,197,093)
                      ------------ -------  ----------  ------------ --------- ---------- ------------ -----------
   Total Income        41,988,812  134,484     671,273     466,596    555,349    920,380   44,736,894   18,295,161

Withdrawals by
 participants          15,810,695        2         139     101,584        709        848   15,913,977    6,874,613
                      ------------ -------  ---------- ------------  --------- ---------- ------------ -----------
Increase (Decrease)
 in net assets         26,178,117  134,482     671,134     365,012    554,640    919,532   28,822,917   11,420,548
Net assets available
 for plan benefits at
 beginning of year    116,561,119        0           0           0          0          0  116,561,119  105,140,571
Net asset transfer:
  Trustee             (27,566,333)       0           0  27,566,333          0          0            0            0
  Interfund transfer   (1,836,659) 114,611     770,903  (1,785,411) 1,383,731  1,352,825            0            0
                      ------------ -------  ---------- ----------- ----------- ---------- ------------ -----------
Net assets available
 for plan benefits
 at end of year      $113,336,244 $249,093  $1,442,037 $26,145,934 $1,938,371 $2,272,357 $145,384,036 $116,561,119
                     ============ ========  ========== =========== ========== ========== ============ ============

The accompanying notes are an integral part of these financial statements.

                            STERLING WINTHROP INC.
                       SALARIED EMPLOYEES' SAVINGS PLAN
                         Notes to Financial Statements

NOTE 1 - DESCRIPTION OF THE PLAN
- --------------------------------

     The Sterling Winthrop Inc. (formerly Sterling Drug Inc.) (the "Company") Salaried Employees' Savings Plan (the "Plan") was approved by the Board of Directors of the Company on October 7, 1983. Participation in the Plan by eligible salaried employees commenced on January 1, 1984. Since the Plan is an individual account plan, it is not subject to the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Furthermore, it does not require termination insurance, nor does it need to include the statutory provisions dealing with the allocation of assets upon termination.

     The Plan is administered by a committee, consisting of not less than three members, appointed by the Company's Board of Directors (the "Committee").

     The Plan assets are invested in investment funds pursuant to the Sterling Winthrop Inc. Employees' Savings Plan Trust (the "Trust" or "Master Trust"), a master trust arrangement, for which statements of net assets available for Plan benefits and changes in net assets available for Plan benefits are included in Note 4. The Trust also includes the assets of the Sterling Winthrop Inc. Hourly Employees' Savings Plan. Effective October 1, 1993, the funds are managed by Fidelity Management Trust Company (the "Trustee"). Prior to October 1, 1993, the funds were managed by Bankers Trust.

     Participation in the Plan is voluntary. Full-time salaried employees of the Company are eligible to participate in the Plan upon completion of three months of employment. Part-time salaried employees are eligible after twelve months of employment.
Participants contribute to the Plan each pay period either 1%, 2%, 3%, 4%, 5% or 6% of base salary in whole percentages. These are the basic contributions. In addition, participants may elect to contribute to the Plan each pay period an amount equal to no less than 1% and no more than 10% of base salary, provided that the percentage is a whole number. These are the supplemental contributions. The basic and supplemental contributions may be made as tax-deferred contributions, non-tax-deferred contributions, or a combination of both. The tax-deferred portion of these contributions will be subject to federal income taxes payable by the participant when they are withdrawn or distributed. Participants may change the amount of their basic and supplemental contributions in the next available payroll cycle (Payroll cycle is generally semi-monthly). Any change in contributions will commence as of the first payroll period subsequent to notification given to the Company. Participants' contributions are paid to the Plan Trustee as soon as possible subsequent to each payroll cycle.

     Effective January 1, 1992, salaried employees who are nonresident aliens of the United States, who are working outside the United States, who are classified under personnel guidelines as foreign service employees and who are paid on the United States payroll constitute a class of employees eligible to participate in the Plan in the same manner as all other eligible classes of employees. However, basic and supplemental contributions may only be made as non-tax-deferred contributions.

     Participants are 100% vested in their Basic and Supplemental contributions at the time the contributions are made.

     Effective October 1, 1993, participants are 100% vested in all future Company contributions in accordance with the following vesting schedules:

          Years of Service              Vesting Percentage
          ----------------              ------------------
              1 Year                          20%
              2 Years                         40%
              3 Years                         60%
              4 Years                         80%
              5 Years                        100%

     Until September 30, 1993, Company contributions to participants are vested on the basis of a "Class Year" vesting schedule. Effective October 1, 1993, participants vested benefits will be based on the higher amounts produced by the above vesting schedule or the prior "Class Year" vesting schedule.

     The Company contributes to the Plan on each participant's behalf an amount equal to (i) 100% of that portion of the participants' Basic Contributions which is equal to 2% of base salary, plus (ii) 25% of that portion of the participant's Basic Contributions which is in excess of 2% of base salary up to a maximum of 6%. The Company's contributions are made at least monthly in cash or in shares of Kodak Common Stock. Any forfeiture resulting from participants' withdrawals before such participants have attained a vested interest in prior Company contributions will be used to reduce future Company contributions. Any Kodak Common Stock will be contributed at a price per share valued at the closing market price of Kodak Common Stock on the New York Stock Exchange on the nearest day before the day such stock is delivered to the Trustee upon which at least one sale of such stock takes place on such Exchange.

     The basic and supplemental contributions and the Company's contributions made on the participants' behalf are invested in one or more of the Investment Funds. Effective October 1, 1993, participants elect to have these contributions invested in any whole percentage in one or more of the Investment Funds. Participants may change their elections or transfer prior investments among the various Investment Funds at any time during the year. Effective December 1993, any change in investment instructions will take effect no later than the following day after notification is given to the Trustee.

     Effective December 1, 1993, a participant may borrow up to one-half of their vested account balance up to a maximum of $50,000.
Loans are secured by up to 50% of the participants' vested interest in the Plan. All loans must be repaid within five years except for those used to acquire a principal residence. Loans bear interest at the prime interest rate in effect as of the date on which the loan is made.

     Dividends paid on shares of Kodak's Common Stock are credited to each participants account and used by the Trustee to purchase additional shares for the participant. Interest earned and dividends paid are credited to each participant's account and reinvested in the respective fund.

     Distributions to participants from the Eastman Kodak Company Fund are made in full shares of Kodak Common Stock and cash in lieu of fractional shares unless the Committee, at its discretion, elects to make the entire payment in cash. Distributions from the other funds are made in cash.

     Distributions from the Plan are made at termination of employment, retirement, death or disability. The Company's contributions are fully vested in the event of retirement, death or disability, and are subject to the vesting schedule for termination of employment.

     Quarterly, participants receive statements showing the number of shares of Kodak Common Stock in their account and the total value of their account as of the date of the statement. Participants' accounts are maintained on a unit basis for the Fidelity Institutional Short-Intermediate Government Portfolio Fund, Fidelity Growth & Income Portfolio Fund, Fidelity Contrafund, Fidelity Magellan Fund, Fidelity Asset Manager: Income Fund, Fidelity Asset Manager Fund, Fidelity Asset Manager: Growth Fund and the Fidelity Blended GIC Fund and on a share plus uninvested cash and accrued income basis for the Eastman Kodak Company Fund.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

     The following is a summary of significant accounting policies consistently followed in the preparation of the Plan's and Trust's financial statements.

Basis of accounting:
- -------------------
   The financial statements of the Plan and Master Trust have been prepared on an accrual basis.

Valuation of investments:
- ------------------------
     All investments are carried at market value. Market values are based upon published quotations, except for investments in commingled funds administered by the Trustee. These investments are included at market values supplied by the Trustee. The cost of Trust investments is determined on the basis of average cost per unit or share. Net assets and net investment income of the Trust are allocated to the Plan based upon the number of shares/units held, purchased and sold on behalf of participants in the Plan.

Income and expense recognition:
- ------------------------------
     All expenses of the Plan and its administration, including brokers' commissions, are paid by the Company. Dividend income is recorded on the ex-dividend date and interest income is recorded as earned.

NOTE 3 - TRUSTEE TRANSFER
- -------------------------
     In an effort to improve the management and performance of the Master Trust's assets, the Committee terminated the former trustee agreement with Bankers Trust Company ("Bankers Trust") and entered into a new trustee agreement and master trust arrangement with Fidelity Management Trust Company ("Fidelity") effective October 1, 1993. During October and November 1993, all Master Trust assets held by Bankers Trust were transferred to corresponding Fidelity funds.
All Bankers Trust assets, with the exception of the Kodak common stock and the GIC contracts, were converted to cash and cash equivalents to facilitate this transfer.

     The information related to the Plan's proportionate share of the transfer of the Kodak common stock is as follows:

          Cost of net assets       $38,303,327
          Unrealized appreciation    3,939,857
                                   ------------
          Fair value of net assets $42,243,184
                                   ===========

Note 4 - Investment in the Sterling Winthrop Inc. Employee's Savings Plan Master Trust
- --------------------------------------------------------------------------------------

The statement of net assets and changes in net assets of the Master Trust are as follows:


                                                                    December 30, 1993
                                                  -------------------------------------------------------------------------
                                                               Fidelity Investments
                                                  -------------------------------------------------------------------------
                                                  Eastman Kodak Growth &   Short-Intermed.   Asset
                                                  Company Fund Income Fund   Gov't Fund   Manager Fund  Sub-Total
                                                  ------------------------------------------------------------------
Assets:
   Eastman Kodak Company common stock             $60,335,350                                           $ 60,335,350

Bankers Trust Company
- ---------------------
   Bankers Trust Company Directed Account STIF                                                                     0
   Bankers Trust Company Discretionary Account STIF                                                                0
   Bankers Trust Company U.S.
    Government and Agency Bond Fund                                                                                0
   Bankers Trust Company Equity Fund                                                                               0
   GIC Fund                                                                                                        0

Fidelity
- --------
   U.S. Government Reserve Poole                      639,181                                                639,181
   Growth and Income Fund                                      $31,558,944                                31,558,944
   Short-Intermediate Government Fund                                      $24,426,941                    24,426,941
   Asset Manager Fund                                                                     $1,285,421       1,285,421
   Asset Manager - Income Fund                                                                                     0
   Asset Manager - Growth Fund                                                                                     0
   Blended GIC Fund                                                                                                0
   Contrafund                                                                                                      0
   Magellan Fund                                                                                                   0


Contributions receivable                                9,425        6,376       6,577         2,850          25,228
       Dividends/interest receivable                  528,650                   65,890                       594,540
Receivable/(payable)on investment sold/purchased       89,541                                                 89,541
Payable to Sterling Winthrop Inc.                                                                                  0
Withdrawals payable to participants                                                                                0
Loans receivable from participants                    244,141      160,922     126,066         1,311         532,440
                                                  -----------  ----------- -----------    ----------    ------------
   Total Master Trust Net Assets                  $61,846,288  $31,726,242 $24,625,474    $1,289,582    $119,487,586
                                                  ===========  =========== ===========    ==========    ============

Note 4, continued
- -----------------
The statements of net assets and changes in net assets of the Master Trust are as follows:

                                                             December 31, 1993
                                       ---------------------------------------------------------------------------------
                                                            Fidelity Investments
                                       ---------------------------------------------------------------------------------
                                       Balance From Asset ManagerAsset ManagerBlended GIC
                                       Prior Page   Income Fund  Growth Fund     Fund     Contrafund  Sub-Total
                                       --------------------------------------------------------------------------
Assets:
   Eastman Kodak Company common stock  $ 60,335,350                                                   $ 60,335,350

Bankers Trust Company
- ---------------------
   Bankers Trust Company Directed
    Account STIF                                  0                                                              0
   Bankers Trust Company
    Discretionary Account STIF                    0                                                              0
   Bankers Trust Company U.S.
    Government and Agency Bond Fund               0                                                              0
   Bankers Trust Company Equity Fund              0                                                              0
   GIC                                            0                                                              0

Fidelity
- --------
   U.S. Government Reserve Pool             639,181                                                        639,181
   Growth and Income Fund                31,558,944                                                     31,558,944
   Short-Intermediate Government Fund    24,426,941                                                     24,426,941
   Asset Manager Fund                     1,285,421                                                      1,285,421
   Asset Manager - Income Fund                    0 $248,612                                               248,612
   Asset Manager - Growth Fund                    0              $1,436,200                              1,436,200
   Blended GIC Fund                               0                           $26,898,225               26,898,225
   Contrafund                                     0                                       $1,933,103     1,933,103
   Magellan Fund                                  0                                                              0

Contributions receivable                     25,228    1,123          4,994                    4,670        36,015
Dividends/interest receivable               594,540                                                        594,540
Receivable/(payable) on investment
  sold/purchased                             89,541                                                         89,541
Payable to Sterling Winthrop Inc.                 0                                                              0
Withdrawals payable to participants               0                                                              0
Loans receivable from participants          532,440      901          4,694       169,353      3,704       711,092
                                       ------------ --------     ----------   -----------  ----------- -----------
    Total Master Trust net assets      $119,487,586 $250,636     $1,445,888   $27,067,578  $1,941,477 $150,193,165
                                       ============ ========     ==========   =========== =========== ============


Note 4, continued
- -----------------
The statements of net assets and changes in net assets of the Master Trust are as follows:

                                                      December 30, 1993     December 30, 1992
                                                      -----------------     ------------------
                                                           Fidelity            Bankers Trust
                                                      -----------------     ------------------

                                        Balance From  Magellan
                                         Prior Page     Fund       Total           Total
                                        ------------  --------  ----------- ------------------
Assets:
   Eastman Kodak Company common stock   $ 60,335,350            $ 60,335,350$ 46,164,614

Bankers Trust Company
- ---------------------
   Bankers Trust Company
    Directed Accounts STIF                         0                       0     429,804
   Bankers Trust Company
    Discretionary Accounts STIF                    0                       0  10,751,509
   Bankers Trust Company U.S.
    Government and Agency Bond Fund                0                       0  14,869,552
   Bankers Trust Company Equity Fund               0                       0  25,863,151
   GIC                                             0                       0  25,483,313

Fidelity
- --------
   U.S. Government Reserve Pool              639,181                 639,181
   Growth and Income Fund                 31,558,944              31,558,944
   Short-Intermediate Government Fund     24,426,941              24,426,941
   Asset Manager Fund                      1,285,421               1,285,421
   Asset Manager - Income Fund               248,612                 248,612
   Asset Manager - Growth Fund             1,436,200               1,436,200
   Blended GIC Fund                       26,898,225              26,898,225
   Contrafund                              1,933,103               1,933,103
   Magellan Fund                                   0  $2,382,582   2,382,582

Contributions receivable                      36,015       7,597      43,612
Dividends/interest receivable                594,540                 594,540     620,482
Receivable/(payable) on investment sold/
 purchased                                    89,541                  89,541     (97,534)
Payable to Sterling Winthrop Inc.                  0                       0    (387,920)
Withdrawals payable to participants                0                       0    (424,739)
Loans receivable from participants           711,092      21,128     732,220
                                        ------------  ----------------------------------
   Total Master Trust net assets        $150,193,165  $2,411,307$152,604,472$123,272,232
                                        ============  ==================================


NOTE 4, continued
- -----------------
The statement of changes in net assets of the Master Trust is as follows:

                                                          For the year ended December 30, 1993
                                    ---------------------------------------------------------------------------
                                                                   Bankers Trust   GIC
                                    ---------------------------------------------------------------------------
                                    Eastman KodakShort-Term    Fixed Income   Equity         GIC
                                    Company Fund    Fund           Fund     Index Fund       Fund       Sub-Total
                                    ------------------------   ------------------------   -----------  ------------
Contributions:
   Participants                     $ 2,913,596  $   781,625   $ 1,363,073  $ 3,082,791   $ 2,471,630  $ 10,612,715
   Transfer from other
    tax-qualified retirement plans       51,357       24,582       134,438      152,880       313,529       676,786
   Employer                           1,237,595      262,951       418,681      917,893       704,258     3,541,378

Investment income:
   Interest and dividends             1,723,492      267,979           696        1,498       380,508     2,374,173
   Net appreciation (depreciation)
    of investments                    4,999,586            0       741,504    2,041,858     1,203,426     8,986,374
                                    -----------  -----------   -----------  -----------   -----------  ------------
   Total Income                      10,925,626    1,337,137     2,658,392    6,196,920     5,073,351    26,191,426

Withdrawals by participants           6,389,083    1,883,080     2,514,761    2,146,389     4,642,183    17,575,496
                                    -----------  -----------   -----------  -----------   -----------  ------------
Increase (Decrease) in net assets     4,536,543     (545,943)      143,631    4,050,531       431,168     8,615,930
Net assets at beginning of year      46,463,123   10,681,003    14,734,084   25,838,665    25,555,357   123,272,232
Net assets transfer:
   Trustee                          (45,949,178) (10,179,571)  (14,687,348) (32,581,580)  (28,490,485) (131,888,162)
   Interfund Transfers               (5,050,488)      44,511      (190,367)   2,692,384     2,503,960             0
                                    -----------  -----------   -----------  -----------   -----------  ------------
Net assets at end of year           $         0  $         0   $         0  $         0   $         0  $          0
                                    ===========  ===========   ===========  ===========   ===========  ============

Note 4, continued
- -----------------

The statement of changes in net assets of the Master Trust is as follows:


                                                               For the year ended December 30, 1993
                                                        ---------------------------------------------------------------
                                                                        Fidelity Investments
                                                        ---------------------------------------------------------------
                                      Balance From   Eastman Kodak  Growth &    Short-Intermed.    Asset
                                       Prior Page    Company Fund  Income Fund    Gov't Fund    Manager Fund   Sub-Total
                                      -------------  ------------- -----------  --------------- -------------------------
Contributions
   Participants                       $ 10,612,715   $   769,006   $   760,012  $   679,766     $  232,497   $ 13,053,996
   Transfer from other
   tax-qualified retirement plans          676,786        13,120        11,619        6,402         47,706        755,633
  Employer                               3,541,378       322,387       185,843       43,445         96,859      4,189,912

Investment Income:
   Interest and dividends                2,374,173       549,432       942,369      490,666         19,085      4,375,725
   Net appreciation (depreciation)
    of investments                       8,986,374    14,068,192      (506,244)    (270,311)         8,850     22,286,861
                                      -------------  -----------   -----------  -----------     ----------   ------------
   Total Income                         26,191,426    15,722,137     1,393,599      949,968        404,997     44,662,127

Withdrawals by participants             17,575,496       148,106        49,961      215,456             46     17,989,065
                                      ------------   -----------   -----------  -----------     ----------   ------------
Increase (Decrease) in net assets        8,615,930    15,574,031     1,343,638      734,512        404,951     26,673,062
Net assets at beginning of year        123,272,232             0             0            0              0    123,272,232
Net asset transfers:
   Trustee                            (131,888,162)   45,949,178    32,581,580   24,866,919              0    (28,490,485)
   Interfund transfer                            0       323,079    (2,198,976)    (975,957)       884,631     (1,967,223)
                                      ------------   -----------   -----------  -----------     ----------   ------------
Net assets at end of year             $          0   $61,846,288   $31,726,242  $24,625,474     $1,289,582   $119,487,586
                                      ============   ===========   ===========  ===========     ==========   ============


NOTE 4, continued
- -----------------
The statement of changes in net assets of the Master Trust is as follows:


                                                            For the year ended December 30, 1993
                                                  -----------------------------------------------------
                                                                Fidelity Investments
                                                 -----------------------------------------------------
                                    Balance FromAsset ManagerAsset ManagerBlended GIC
                                     Prior Page  Income Fund  Growth Fund    Fund    Contrafund Sub-Total
                                    -----------------------------------------------------------------------
Contributions:
   Participants                     $ 13,053,996$ 91,622     $  407,444   $         0$  380,997$ 13,934,059
   Transfer from other
    tax-qualified retirement plans       755,633   3,409         62,286             0     8,274     829,602
   Employer                            4,189,912  38,662        160,705             0   140,537   4,529,816

Investment Income:
   Interest and dividends              4,375,725   2,050         22,030       306,798    95,901   4,802,504
   Net appreciation (depreciation)
    of investments                    22,286,861     284         21,043       168,143   (67,254) 22,409,077
                                    --------------------     ----------   ---------------------------------
   Total Income                       44,662,127 136,027        673,508       474,941   558,455  46,505,058

Withdrawals by participants           17,989,065       2            139       108,830       709  18,098,745
                                    --------------------     ----------   ---------------------------------
Increase (Decrease) in net assets     26,673,062 136,025        673,369       366,111   557,746  28,406,313
Net assets at beginning of year      123,272,232       0              0             0         0 123,272,232
Net asset transfers:
   Trustee                           (28,490,485)       0             0    28,490,485         0           0
   Interfund transfer                 (1,967,223) 114,611       772,519    (1,789,018)1,383,731  (1,485,380)
                                    --------------------     ----------   ---------------------------------

Net assets at end of year           $119,487,586$250,636     $1,445,888   $27,067,578$1,941,477$150,193,165
                                    ====================     ==========   =================================


The statements of net assets and changes in net assets of the Master Trust are as follows:

                                                                             For the year ended
                                                 December 30, 1993          December 30, 1992
                                        --------------------------------------------------------
                                               Fidelity Investments           Bankers Trust
                                        --------------------------------------------------------

                                        Balance From  Magellan
                                         Prior Page     Fund       Total       Total
                                        ------------  --------  ----------- ------------
Contributions:
  Participants                          $ 13,934,059  $  619,963$ 14,554,022$ 12,421,775
  Transfer from other
   tax-qualifed retirement plans             829,602      28,271     857,873     787,777
  Employer                                 4,529,816     242,179   4,771,995   6,094,793

Investment income:
  Interest and dividends                   4,802,504      46,050   4,848,554   2,729,860
  Net appreciation (depreciation)
   of investments                         22,409,077      (9,658) 22,399,419  (3,973,651)
                                        ------------  ----------------------------------
  Total Income                            46,505,058     926,805  47,431,863  18,060,554

Withdrawals by participants               18,098,745         878  18,099,623   7,423,568
                                        ------------  ----------------------------------
Increase (Decrease) in net assets         28,406,313     925,927  29,332,240  10,636,986
Net assets at beginning of year          123,272,232           0 123,272,232 112,635,246
Net asset transfers:
  Trustee                                          0           0           0           0
  Interfund transfer                      (1,485,380)  1,485,380           0           0
                                        ------------  ----------------------------------

Net assets at end of year               $150,193,165  $2,411,307$152,604,472$123,272,232
                                        ============  ==================================


NOTE 5 - PARTY-IN-INTEREST TRANSACTIONS
- ---------------------------------------
     The Trustee repurchased, from withdrawing participants, 133,073 shares of Kodak Common Stock during 1993 at an average cost of $54.15 and 32,630 shares during 1992 at an average cost of $44.94.  During
1993 and 1992, 124,137 and 78,476 shares, respectively, of Kodak
Common Stock were distributed to withdrawing participants.


NOTE 6 - FEDERAL INCOME TAXES
- -----------------------------
     The Plan is intended to be a qualified plan under Sections 401(a)
and 401(k) of the Internal Revenue Code and as such is exempt from federal income taxes under Section 501(a) of the Code.

     The Plan obtained its latest determination letter on September 8, 1986, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan Administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, they believe that the Plan was qualified and the related trust was tax-exempt as of the financial statement date.


NOTE 7 - SUBSEQUENT EVENT
- -------------------------
     On December 31, 1993, Kodak spun-off its worldwide chemical business through a dividend to its shareowners, following receipt of a ruling from the Internal Revenue Service that the transaction will be tax-free to Kodak and its U.S. shareowners.  For every four Kodak shares owned, shareowners received one share of Eastman Chemical
Company ("ECC").  On January 4, 1994, the Sterling Winthrop Inc.
Employees' Savings Plan Trust received 271,615 shares of ECC stock which it sold for $11,819,294.

NOTE 8 - INVESTMENT IN THE STERLING WINTHROP INC. EMPLOYEES' SAVINGS
PLANS MASTER TRUST:
- ------------------------------------------------------------
     The net assets of the Plan are consolidated in the Master Trust together with the net assets of the Sterling Winthrop Inc. Hourly
Employees Savings Plan.  The Master Trust is comprised of the following funds:

Eastman Kodak Company Fund - This fund consists principally of common stock of Eastman Kodak and cash or cash equivalents which Fidelity deems reasonably necessary for orderly investment in such stock and for anticipated cash requirements.

Fidelity Asset Manager Fund - This fund invests primarily in stocks, bonds and other short-term securities in the U.S. and abroad.

Fidelity Asset Manager: Growth - This fund invests primarily in stocks, bonds and other short-term securities both in the U.S. and abroad. On the average, approximately 65% of the fund assets are invested in stock.

Fidelity Institutional Short-Intermediate Government Portfolio - This fund invests primarily in obligations that are either issued or guaranteed by the U.S. Government, its agencies or instrumentalities, and repurchase agreements backed by such securities.

Fidelity Contrafund - This fund invests primarily in common stocks and securities convertible into common stock. The fund may vary its investments among common stocks, preferred stocks, securities with warrants attached, and bonds, notes and other debt securities.

Fidelity Growth & Income Portfolio - This fund consists of common stocks, securities convertible into common stocks, preferred stocks and fixed-income securities. Approximately 65% of the portfolio is invested in common and preferred stocks.

Fidelity Asset Manager: Income - This fund invests primarily in stocks, bonds and other short-term securities both in the U.S. and abroad. On the average, approximately 50% of the fund assets are invested in short-term investments.

Fidelity Magellan Fund - This fund invests primarily in common stocks and securities convertible into common stock of both well known and lesser-known companies.

Fidelity Blended GIC Fund - This fund consists of high quality open ended Guaranteed Investment Contracts, Bank Investment Contracts, insurance company separate accounts, and synthetic Guaranteed
Investment Contracts. This fund includes two insurance company GIC contracts managed by Bankers Trust and maturing in 1994 and 1995.


(II) SIGNATURES


     The Plan.  Pursuant to the requirements of the Securities
Exchange Act of 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.



                         STERLING WINTHROP INC.

                        Salaried Employees' Savings Plan Committee



Date:  April 22, 1994
                       __________________________

                        Christopher J. Coughlin
                         Chairman of the Committee



(III) EXHIBIT


                             CONSENT OF INDEPENDENT ACCOUNTANTS
                             ----------------------------------

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-38634) of the Eastman Kodak
Company of our report dated April 22, 1994 relating to the Sterling
Winthrop Inc. Salaried Employees' Savings Plan financial statements appearing on page 3 of this Annual Report on Form 11-K.





PRICE WATERHOUSE

New York, New York  10036
April 29, 1994





                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 11-K



            [x] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year December 30, 1993
                    -----------------
                                    OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from       to
                               -----    -----

Commission file number   1-87
                         -----
      A.  Full title of the plan and the address of the plan, if different
from that of the issuer named below:


                            STERLING WINTHROP INC.
                       HOURLY EMPLOYEES' SAVINGS PLAN
                                90 Park Avenue
                           New York, New York  10016


      B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:


                           EASTMAN KODAK COMPANY
                              343 State Street
                         Rochester, New York  14650



                                  TABLE OF CONTENTS
                                  -----------------


                                                            Page No.
                                                            --------
(I)   Financial Statements

      (a)  Report of Independent Accountants                    3

      (b)  Statement of Net Assets Available for Plan
           Benefits - December 30, 1992 and 1991                4

      (c)  Statement of Changes in Net Assets
           Available for Plan Benefits -
           Years ended December 30, 1993 and 1992             5 - 7

      (d)  Notes to Financial Statements                      8 - 21



(II) Signatures                                                22

(III) Exhibit

      (a)  Consent of Independent Accountants                  23


<AUDIT-REPORT>
                          REPORT OF INDEPENDENT ACCOUNTANTS
                          ---------------------------------

To the Sterling Winthrop Inc. Hourly Employees'
Savings Plan Committee and the
Participants of the Hourly
Employees' Savings Plan

In our opinion, the accompanying statement of net assets available for plan benefits and the related statement of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the Sterling Winthrop
Inc. Hourly Employees' Savings Plan at December 30, 1993, and the changes in net assets available for Plan benefits for the year then ended in conformity with generally accepted accounting principles.
These financial statements are the responsibility of the Plan
Administrator; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Plan Administrator, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

We have previously audited, in accordance with generally accepted auditing standards, the statement of net assets available for plan benefits as of December 30, 1992 and the related statement of changes in net assets available for plan benefits for the year then ended (not presented herein) and in our report dated April 1, 1993 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of net assets available for plan benefits as of December 30, 1992 and the condensed statement of changes in net assets available for plan benefits for the year ended December 30, 1992, when read in conjunction with the financial statements from which it has been derived, is fairly stated in all material respects in relation thereto.




PRICE WATERHOUSE

New York, New York
April 22, 1994

<AUDIT-REPORT>



                               STERLING WINTHROP INC.
                               ----------------------
                           HOURLY EMPLOYEES' SAVINGS PLAN
                           ------------------------------
                               STATEMENT OF NET ASSETS
                               -----------------------
                             AVAILABLE FOR PLAN BENEFITS
                             ---------------------------

                                                  December 30,

                                               ------------------
                                                1993        1992
                                                ----        ----
Investment in the
  net assets of the Sterling
  Winthrop Inc. Employees'
  Savings Plan Trust, at
  fair value (Note 4):

Eastman Kodak Company Fund                 $5,754,693  $5,260,249
Bankers Trust Short-Term Fund                    -        211,507
Bankers Trust Fixed Income Fund                  -        257,735
Bankers Trust Equity Index Fund                  -         73,787
Bankers GIC Fund                                 -        907,835
Fidelity Asset Manager Fund                     2,955        -
Fidelity Asset Manager: Growth                  3,851        -
Fidelity Institutional Short-Intermediate
   Government Portfolio Fund                  329,498        -
Fidelity Contrafund                             3,106        -
Fidelity Growth & Income Portfolio Fund        64,196        -
Fidelity Asset Manager: Income Fund             1,543        -
Fidelity Magellan Fund                        138,950        -
Fidelity Blended GIC Fund                     921,644        -
                                           ----------  ----------


Net Assets Available for Plan Benefits     $7,220,436  $6,711,113
                                           ==========  ==========

The accompanying notes are an integral part of these financial statements.



                                                                      STERLING WINTHROP INC.
                                                                  HOURLY EMPLOYEES' SAVINGS PLAN

                                                  STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                               For the year ended December 30, 1993
                                                   -------------------------------------------------------
                                                                        BANKERS TRUST
                                                   -------------------------------------------------------
                                             Eastman Kodak  Short-Term  Fixed Income  Equity       GIC
                                             Company Fund      Fund         Fund     Index Fund    Fund     Sub-Total
                                             -------------  ----------  ------------ ---------- ----------  ---------
Contributions:
  Participants                               $    95,479    $  10,198   $   7,632    $ 7,034    $  20,534   $   140,877
  Transfer from other
    tax-qualified
    retirement plans                                   0            0           0          0            0             0
  Employer                                        75,766            0           0          0            0        75,766

Investment income:
  Interest and dividends                         154,680        4,898          12          3       13,379       172,972
  Net appreciation (depreciation)
    of investments                                44,874            0       3,070      2,962       42,822        93,728
                                             -----------    ---------   ---------    -------    ---------   -----------
  Total Income                                   370,799       15,096      10,714      9,999       76,735       483,343

Withdrawals by participants                    1,686,570       65,860      83,057     26,878      302,957     2,165,322
                                             -----------    ---------   ---------    -------    ---------   -----------
(Decrease) Increase in net assets             (1,315,771)     (50,764)    (72,343)   (16,879)    (226,222)   (1,681,979)
Net assets available for plan
  benefits at beginning of year                5,260,249      211,507     257,735     73,787      907,835     6,711,113
Net asset transfers:
  Trustee                                     (3,705,994)    (148,963)   (188,198)   (61,827)    (924,152)   (5,029,134)
  Interfund transfers                           (238,484)     (11,780)      2,806      4,919      242,539             0
                                             -----------    ---------   ---------    --------   ----------  -----------
Net assets available for plan
  benefits at end of year                    $         0    $       0   $       0    $     0    $       0   $         0
                                             ===========    =========   =========    =======    =========   ===========

The accompanying notes are an integral part of these financial statements.

                                                                    STERLING WINTHROP INC.
                                                                HOURLY EMPLOYEES' SAVINGS PLAN
                                                STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                             For the year ended December 30, 1993
                                                      ------------------------------------------------------
                                                                     FIDELITY INVESTMENTS
                                                      ------------------------------------------------------
                                             Balance From Eastman Kodak   Growth &   Short-Intermed.     Asset
                                              Prior Page  Company Fund   Income Fund    Gov't Fund    Manager Fund  Sub-Total
                                             ------------ -------------  ----------- --------------   ------------  ---------
Contributions:
  Participants                               $   140,877  $   22,386       $ 1,348      $  5,446      $1,926      $  171,983
  Transfer from other
    tax-qualified
    retirement plans                                   0           0             0             0           0               0
  Employer                                        75,766      11,195           565        (5,893)        946          82,579

Investment income:
  Interest and dividends                         172,972      44,002         1,404         6,244          85         224,707
  Net appreciation (depreciation)
    of investments                                93,728   2,104,021          (494)       (3,222)         13       2,194,046
                                             -----------  ----------       -------      --------      ------      ----------
  Total Income                                   483,343   2,181,604         2,823         2,575       2,970       2,673,315

Withdrawals by participants                    2,165,322       6,874             0         6,159          15       2,178,370
                                             -----------  ----------       -------      --------      ------      ----------
(Decrease) Increase in net assets             (1,681,979)  2,174,730         2,823        (3,584)      2,955         494,945
Net assets available for plan
  benefits at beginning of year                6,711,113           0             0             0           0       6,711,113
Net asset transfers:
  Trustee                                     (5,029,134)  3,705,994        61,827       337,161           0        (924,152)
  Interfund transfers                                  0    (126,031)         (454)       (4,079)          0        (130,564)
                                             ------------ -----------      --------     ---------     -------     -----------
Net assets available for plan
  benefits at end of year                    $         0  $5,754,693       $64,196      $329,498      $2,955      $6,151,342
                                             ============ ===========      ========     =========     =======     ===========

The accompanying notes are an integral part of these financial statements.

                                                             STERLING WINTHROP INC.
                                                         HOURLY EMPLOYEES' SAVINGS PLAN
                                         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS     For the Year Ended
                                                      For the year ended December 30, 1993                  Decmeber 30, 1992
                                          ----------------------------------------------------------        ------------------
                                                              FIDELITY INVESTMENTS
                                          ----------------------------------------------------------
                                          Asset       Asset
                           Balance From  Manager     Manager      Blended GIC              Magellan
                           Prior Page   Inc. Fund   Growth Fund      Fund      Contrafund    Fund      Total      Total
                           ------------ ----------  -----------   -----------  ----------  ---------  --------  -----------
Contributions:
  Participants             $  171,983   $   1 ,016 $   1,485    $      0      $   2,210   $   3,400  $  180,094 $  197,852
  Transfer from other
    tax-qualified
    retirement plans                0            0         0           0              0           0           0          0
  Employer                     82,579          511       623           0            862       1,565      86,140    107,837

Investment income:
  Interest
    and dividends             224,707           21       128       8,345            157       2,506     235,864    236,262
  Net appreciation
    (depreciation)
    of investments          2,194,046           (5)       (1)          0           (123)     (1,047)  2,192,870   (776,558)
                           ----------   ---------- ----------   ---------     ----------  ---------- ---------- ----------
  Total Income              2,673,315        1,543     2,235       8,345          3,106       6,424   2,694,968   (234,607)

Withdrawals by
  participants              2,178,370            0         0       7,246              0          29   2,185,645    548,955
                           ----------   ---------- ----------   ---------     ----------  ---------- ---------- ----------
(Decrease) Increase
  in net assets               494,945        1,543     2,235       1,099          3,106       6,395     509,323   (783,562)
Net assets available
  for plan benefits at
  beginning of year         6,711,113            0         0           0              0           0   6,711,113  7,494,675
Net asset transfers:
  Trustee                    (924,152)           0         0     924,152              0           0           0          0
  Interfund transfers        (130,564)           0     1,616      (3,607)             0     132,555           0          0
                           -----------  ---------- ----------   ---------     ----------  ---------- ---------- ----------
Net assets available
  for plan benefits
  at end year              $6,151,342   $    1,543 $   3,851    $921,644      $   3,106   $ 138,950  $7,220,436 $6,711,113
                           ===========  ========== ==========   =========     ==========  ========== ========== ==========

The accompanying notes are an integral part of these financial statements.

                              STERLING  WINTHROP  INC.
                          HOURLY EMPLOYEES' SAVINGS PLAN
                           Notes to Financial Statements


NOTE 1 - DESCRIPTION OF THE PLAN
- --------------------------------
    The Sterling Winthrop Inc. (formerly Sterling Drug Inc.)
(the "Company") Hourly Employees' Savings Plan (the "Plan") was approved by the Board of Directors of the Company on October 7, 1983. Participation in the Plan by eligible hourly employees commenced on January 1, 1984. Since the Plan is an individual account plan, it is not subject to the funding requirements of the Employee Retirement Income Security Act of
1974 (ERISA). Furthermore, it does not require termination insurance nor does it need to include the statutory provisions dealing with the allocation of assets upon termination.

    The Plan is administered by a committee, consisting of not less than three members, appointed by the Company's Board of Directors (the
"Committee").

    The Plan assets are invested in the investment funds pursuant to the Sterling Winthrop Inc. Employees' Savings Plan Trust (the "Trust" or "Master Trust"), a master trust arrangement, for which statements of net assets available for Plan benefits and changes in net assets available for Plan benefits are included in Note 4. The Trust also includes the assets of the Sterling Winthrop Inc. Salaried Employees' Savings Plan. Effective October 1, 1993, the funds are managed by Fidelity Management Trust Company (the "Trustee"). Prior to October 1, 1993, the funds were managed by Bankers Trust.

    Participation in the Plan is voluntary. Full-time hourly employees of the Company are eligible to participate in the Plan upon completion of three months of employment. Part-time hourly employees are eligible after completion of twelve months of employment. Participants contribute to the Plan each pay period an amount equal to 1 3/4% of their straight time hourly earnings up to a maximum of Thirty Thousand Dollars ($30,000) of such earnings per year. These are the basic contributions. In addition, participants may elect to contribute to the Plan each pay period an additional 1 3/4%, 2 3/4% or 3 3/4% of their straight time hourly earnings up to the maximum of Thirty Thousand Dollars ($30,000). These are the supplemental contributions. The basic and supplemental contributions may be made as tax-deferred contributions, non-tax-deferred contributions, or a combination of both. The tax-deferred portion of these Contributions will be subject to federal income taxes payable by the participant when they are withdrawn or distributed. Participants may change the amount of their basic and supplemental contributions in the next available payroll cycle (Payroll cycle is generally weekly). Any change in contributions will commence as of the first payroll period subsequent to notification given to the Company. Participants' contributions are paid to the Plan Trustee as soon as possible subsequent to each payroll cycle.
    Participants are 100% vested in their basic and supplemental contributions at the time the contributions are made.

    Effective October 1, 1993, Participants are 100% vested in all future Company contributions in accordance with the following vesting schedule:

                   Years of Service        Vesting Percentage
                   ----------------        ------------------

                       1 Year                   20%
                       2 Years                  40%
                       3 Years                  60%
                       4 Years                  80%
                       5 Years                 100%


    Until September 30, 1993, Company contributions to participants are vested on the basis of a "Class Year" vesting schedule. Effective October 1, 1993, participants vested benefits will be based on the higher amounts produced by the above vesting schedule or the prior "class year" vesting schedule.

    The Company contributes to the Plan on each participant's behalf an amount equal to 100% of the participants' basic contributions. The Company's contributions are made at least monthly in cash or in shares of Kodak Common Stock. Any forfeiture resulting from participants' withdrawals before such participants have attained a vested interest in prior Company contributions will be used to reduce future Company contributions. Any Kodak Common Stock will be contributed at a price per share valued at the closing market price of Kodak Common Stock on the New York Stock Exchange on the nearest day before the day such stock is delivered to the Trustee upon which at least one sale of such stock takes place on such Exchange.

    The basic and supplmental contributions and the Company's contributions made on the participants' behalf are invested in one or more of the Investment Funds. Effective October 1, 1993, Participants elect to have these contributions invested in any whole percentage in one or more of the Investment Funds. Participants may change their elections or transfer prior investments among the various Investment Funds at any time during the year. Effective December 1993, any change in investment instructions will take effect no later than the following day after notification is given to the Trustee.

    Effective December 1, 1993, a participant may borrow up to one-half of their vested account balance up to a maximum of $50,000. All loans must be repaid within five years except for those used to acquire a principal residence. Loans are secured by up to 50% of the participant's vested interest in the Plan. Loans bear interest at the prime interest rate in effect as of the date on which the loan is made.

    Distributions from the Plan are made at termination of employment, retirement, death or disability. The Company's contributions are fully vested in the event of retirement, death or disability, and are subject to the vesting schedule for termination of employment.

    Dividends paid on the shares of Kodak's Common Stock are credited to each participant's account and used by the Trustee to purchase additional shares for the participant. Interest earned and dividends paid are credited to each participant's account and reinvested in the respective fund.

    Distributions to participants from the Eastman Kodak Company Fund are made in full shares of Kodak Common Stock and cash in lieu of fractional shares unless the Committee, at its discretion, elects to make the entire payment in cash. Distributions from the other funds are made in cash.

    Quarterly, participants receive statements showing the number of shares of Kodak Common Stock in their account and the total value of their account as of the date of the statement. Participants' accounts are maintained on a unit basis for the Fidelity Institutional Short-Intermediate Government Portfolio Fund, Fidelity Growth & Income Portfolio Fund, Fidelity Contrafund, Fidelity Magellan Fund, Fidelity Asset Manager:Income Fund, Fidelity Asset Manager Fund, Fidelity Asset Manager:Growth Fund and the Fidelity Blended GIC Fund and on a share plus uninvested cash and accrued income basis for the Eastman Kodak Company Fund.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------
    The following is a summary of significant accounting policies consistently followed in the preparation of the Plan's and Trust's financial statements.

Basis of accounting:
- --------------------
    The financial statements of the Plan and Master Trust have been prepared on an accrual basis.

Valuation of investments:
- -------------------------
    All investments are carried at market value. Market values are based upon published quotations, except for investments in commingled funds administered by the Trustee. These investments are included at market values supplied by the Trustee. The cost of Trust investments is determined on the basis of average cost per unit or share. Net assets and net investment income of the Trust are allocated to the Plan based upon the number of shares/units held, purchased and sold on behalf of participants in the Plan.

Income and expense recognition:
- -------------------------------
    All expenses of the Plan and its administration, including brokers' commissions, are paid by the Company. Dividends income is recorded on the ex-dividend date and interest income is recorded as earned.

NOTE 3 - TRUSTEE TRANSFER
- -------------------------
    In an effort to improve the management and performance of the Master Trust's assets, the Committee terminated the former trustee agreement with Bankers Trust Company ("Bankers Trust") and entered into a new trustee agreement and master trust arrangement with Fidelity Management Trust Company ("Fidelity") effective October 1, 1993. During October and November 1993, all Master Trust assets held by Bankers Trust were transferred to corresponding Fidelity funds. All Bankers Trust assets, with the exception of the Kodak Common Stock and the GIC contracts, were converted to cash and cash equivalents to facilitate this transfer.

    The information related to the Plan's proportionate share of the transfer of the Kodak common stock is as follows:

          Cost of Net Assets         $3,317,506
          Unrealized Appreciation       388,488
                                     ----------
          Fair value of net assets   $3,705,994
                                     ==========

NOTE 4 - Investment in the Sterling Winthrop Inc. Employees' Savings Plan Master Trust
- --------------------------------------------------------------------------------------
The statements net assets and changes in net assets of the Master Trust are as follows:
                                                                       December 30, 1993
                                              ------------------------------------------------------------------------
                                                                     FIDELITY INVESTMENTS
                                              ------------------------------------------------------------------------
                                              Eastman Kodak   Growth &     Short-Intermed.      Asset
                                              Company Fund   Income Fund     Gov't Fund      Manager Fund    Sub-Total
                                              -------------  -----------   ---------------   ------------   -----------
Assets:
  Eastman Kodak Company Common
    stock                                     $ 60,335,350                                                  $ 60,335,350

Bankers Trust Company
- ---------------------
  Bankers Trust Company Directed
    Account STIF                                                                                                       0
  Bankers Trust Company
    Discretionary Account STIF                                                                                         0
  Bankers Trust Company U.S.
    Government and Agency Bond Fund                                                                                    0
  Bankers Trust Company Equity Fund                                                                                    0
  GIC Fund                                                                                                             0

Fidelity
- --------
  U.S. Government Reserve Pool                     639,181                                                       639,181
  Growth and Income Fund                                                   $31,558,944                        31,558,944
  Short-Intermediate Government Fund                                        24,426,941                        24,426,941
  Asset Manager Fund                                                                         $1,285,421        1,285,421
  Asset Manager - Income Fund                                                                                          0
  Asset Manager - Growth Fund                                                                                          0
  Blended GIC Fund                                                                                                     0
  Contrafund                                                                                                           0
  Magellan Fund                                                                                                        0

Contributions receivable                             9,425         6,376         6,577            2,850           25,228
Dividends/interest receivable                      528,650                      65,890                           594,540
Receivable/(payable) on investment
  sold/purchased                                    89,541                                                        89,541
Payable to Sterling Winthrop Inc.                                                                                      0

Withdrawals payable to participants                                                                                    0
Loans receivable from participants                 244,141       160,922       126,066            1,311          532,440
                                              ------------   -----------   -----------       ----------     ------------
  Total Master Trust net assets               $ 61,846,288   $31,726,242   $24,625,474       $1,289,582     $119,487,586
                                              ============   ===========   ===========       ==========     ============

NOTE 4, continued
- -----------------
The statements of net assets and changes in net assets of the Master Trust are as follows:
                                                                       December 30, 1993
                                               ---------------------------------------------------------------------------------
                                                                     FIDELITY INVESTMENTS
                                               ---------------------------------------------------------------------------------
                                              Balance From   Asset Manager  Asset Manager  Blended GIC
                                               Prior Page     Income Fund    Growth Fund      Fund       Contrafund   Sub-Total
                                              ------------   -------------  -------------  -----------   ---------- ------------
Assets:
  Eastman Kodak Company common
    stock                                       $ 60,335,350                                                         $ 60,335,350

Bankers Trust Company
- ---------------------
  Bankers Trust Company Directed
    Account STIF                                           0                                                                    0
  Bankers Trust Company
    Discretionary Account STIF                             0                                                                    0
  Bankers Trust Company U.S.
    Government and Agency Bond Fund                        0                                                                    0
  Bankers Trust Company Equity Fund                        0                                                                    0
  GIC Fund                                                 0                                                                    0

Fidelity
- --------
  U.S. Government Reserve Pool                       639,181                                                              639,181
  Growth and Income Fund                          31,558,944                                                           31,558,944
  Short-Intermediate Government Fund              24,426,941                                                           24,426,941
  Asset Manager Fund                               1,285,421                                                            1,285,421
  Asset Manager - Income Fund                              0 $ 248,612                                                    248,612
  Asset Manager - Growth Fund                              0                $ 1,436,200                                 1,436,200
  Blended GIC Fund                                         0                               $26,898,225                 26,898,225
  Contrafund                                               0                                             $1,933,103     1,933,103
  Magellan Fund                                            0                                                                    0

Contributions receivable                              25,228     1,123            4,994                       4,670        36,015
Dividend/interest receivable                         594,540                                                              594,540
Receivable/(payable) on
  investment sold/purchased                           89,541                                                               89,541
Payable to Sterling Winthrop Inc.                          0                                                                    0
Withdrawals payable to participants                        0                                                                    0
Loans receivable from participants                   532,440       901            4,694        169,353        3,704       711,092
                                                ------------ ---------      -----------    -----------   ----------  ------------
  Total Master Trust net assets                 $119,487,586 $ 250,636      $ 1,445,888    $27,067,578   $1,941,477  $150,193,165
                                                ============ =========      ===========    ===========   ==========  ============

NOTE 4, continued
- -----------------
The statements of net assets and changes in net assets of the Master Trust are as follows:
                                                                December 30, 1993                 December 30, 1992
                                                               --------------------               ----------------
                                                               Fidelity Investments                 Bankers Trust
                                                               --------------------               ----------------
                                                Balance From
                                                 Prior Page      Magellan Fund         Total           Total
                                                -------------    -------------      ------------    ------------
Assets:
  Eastman Kodak Company common
    stock                                       $ 60,335,350                        $ 60,335,350    $ 46,164,614

Bankers Trust Company
- ---------------------
  Bankers Trust Company Directed
    Account STIF                                           0                                   0         429,804
  Bankers Trust Company
    Discretionary Account STIF                             0                                   0      10,751,509
  Bankers Trust Company U.S.
    Government and Agency Bond Fund                        0                                   0      14,869,552
  Bankers Trust Company Equity Fund                        0                                   0      25,863,151
  GIC Fund                                                 0                                   0      25,483,313

Fidelity
- --------
  U.S. Government Reserve Pool                       639,181                             639,181
  Growth and Income Fund                          31,558,944                          31,558,944
  Short-Intermediate Government Fund              24,426,941                          24,426,941
  Asset Manager Fund                               1,285,421                           1,285,421
  Asset Manager - Income Fund                        248,612                             248,612
  Asset Manager - Growth Fund                      1,436,200                           1,436,200
  Blended GIC Fund                                26,898,225                          26,898,225
  Contrafund                                       1,933,103                           1,933,103
  Magellan Fund                                            0     $ 2,382,582           2,382,582

Contributions receivable                              36,015           7,597              43,612
Dividend/interest receivable                         594,540                             594,540         620,482
Receivable/(payable) on
  investment sold/purchased                           89,541                              89,541         (97,534)
Payable to Sterling Winthrop Inc.                          0                                   0         387,920)
Withdrawals payable to participants                        0                                   0        (424,739)
Loans receivable from participants                   711,092          21,128             732,220
                                                ------------     -----------        ------------    ------------
  Total Master Trust net assets                 $150,193,165     $ 2,411,307        $152,604,472    $123,272,232
                                                ============     ===========        ============    ============

NOTE 4, continued
- -----------------
The statement of changes in net assets of the Master Trust is as follows:
                                                             For the year ended December 30, 1993
                                            ---------------------------------------------------------------------------------
                                                                         BANKERS TRUST
                                            ---------------------------------------------------------------------------------
                                            Eastman Kodak  Short-Term    Fixed Income     Equity       GIC
                                            Company Fund      Fund          Fund        Index Fund     Fund        Sub-Total
                                            -------------  ----------    ------------   ----------    --------    ------------
Contributions:
  Participants                               $  2,913,596  $   781,625   $ 1,363,073    $ 3,082,791   $ 2,471,630 $ 10,612,715
  Transfers from other
    tax-qualified
    retirement plans                               51,357       24,582       134,438        152,880       313,529      676,786
  Employer                                      1,237,595      262,951       418,681        917,893       704,258    3,541,378

Investment income:
  Interest and dividends                        1,723,492      267,979           696          1,498       380,508    2,374,173
  Net appreciation (depreciation)
  of investments                                4,999,586            0       741,504      2,041,858     1,203,426    8,986,374
                                             ------------  -----------   -----------    -----------   ----------- ------------
  Total Income                                 10,925,626    1,337,137     2,658,392      6,196,920     5,073,351   26,191,426

Withdrawals by participants                     6,389,083    1,883,080     2,514,761      2,146,389     4,642,183   17,575,496
                                             ------------- -----------   -----------    -----------   ----------- ------------
Increase (Decrease) in net assets               4,536,543     (545,943)      143,631      4,050,531       431,168    8,615,930
Net assets at beginning of year                46,463,123   10,681,003    14,734,084     25,838,665    25,555,357  123,272,232
Net asset transfers:
  Trustee                                     (45,949,178) (10,179,571)  (14,687,348)   (32,581,580)  (28,490,485)
(131,888,162)
  Interfund transfers                          (5,050,488)      44,511      (190,367)     2,692,384)    2,503,960            0
                                             ------------  -----------   -----------    -----------   ----------- ------------
Net assets at end of year                    $          0  $         0   $         0    $         0   $         0 $          0
                                             ============  ===========   ===========    ===========   =========== ============

NOTE 4, continued
- -----------------
The statement of changes in net assets of the Master Trust is as follows:
                                                               For the year ended December 30, 1993
                                                          --------------------------------------------------------
                                                                       FIDELITY INVESTMENTS
                                                          --------------------------------------------------------
                                             Balance From Eastman Kodak   Growth &    Short-Intermed.    Asset
                                              Prior Page  Company Fund   Income Fund  Gov't Fund      Manager Fund    Sub-Total
                                             ------------ -------------  -----------  --------------- ------------   ----------
Contributions:
  Participants                               $  10,612,715  $   769,006   $   760,012  $   679,766   $   232,497   $ 13,053,996
  Transfers from other
    tax-qualified
    retirement plans                               676.786       13,120        11,619        6,402        47,706        755,633
  Employer                                       3,541,378      322,387       185,843       43,445        96,859      4,189,912

Investment income:
  Interest and dividends                         2,374,173      549,432       942,369      490,666        19,085      4,375,725
  Net appreciation (depreciation)
  of investments                                 8,986,374   14,068,192      (506,244)    (270,311)        8,850     22,286,861
                                             -------------  -----------   ------------ ------------  -----------   ------------
  Total Income                                  26,191,426   15,722,137     1,393,599      949,968       404,997     44,662,127

Withdrawals by participants                     17,575,496      148,106        49,961      215,456            46     17,989,065
                                             -------------  -----------   ------------ ------------  -----------   ------------

Increase (Decrease) in net assets                8,615,930   15,574,031     1,343,638      734,512       404,951     26,673,062
Net assets at beginning of year                123,272,232            0             0            0             0    123,272,232
Net asset transfers:
  Trustee                                     (131,888,162)  45,949,178    32,581,580   24,866,919             0    (28,490,485)
  Interfund transfers                                    0      323,079    (2,198,976)    (975,957)      884,631     (1,967,223)
                                             -------------- ------------  ------------ ------------  ------------  -------------
Net assets at end of year                    $           0  $61,846,288   $31,726,242  $24,625,474   $ 1,289,582   $119,487,586
                                             ============== ============  ============ ============  ============  =============

NOTE 4, continued
- -----------------
The statements of changes in net assets of the Master Trust is as follows:
                                                              For the year ended December 30, 1993
                                                         --------------------------------------------------------
                                                                        FIDELITY INVESTMENTS
                                                         --------------------------------------------------------
                                          Balance From   Asset Manager  Asset Manager   Blended GIC                Sub-Total
                                           Prior Page     Income Fund    Growth Fund       Fund       Contrafund     Total
                                          ------------   -------------  -------------   -----------   ----------  ------------
Contributions:
  Participants                             $ 13,053,996   $ 91,622      $  407,444     $         0    $  380,997  $ 13,934,059
  Transfers from other
    tax-qualified
    retirement plans                            755,633      3,409          62,286               0         8,274       829,602
  Employer                                    4,189,912     38,662         160,705               0       140,537     4,529,816

Investment income:
  Interest and dividends                      4,375,725      2,050          22,030         306,798        95,901     4,802,504
  Net appreciation
    (depreciation)
    of investments                           22,286,861        284          21,043         168,143       (67,254)   22,409,077
                                           ------------   ---------     -----------    ------------   ----------  ------------
  Total Income                               44,662,127    136,027         673,508         474,941       558,455    46,505,058

Withdrawals by participants                  17,989,065          2             139         108,830           709    18,098,745
                                           ------------   ---------     -----------    ------------   ----------  ------------
Increase (Decrease) in
  net assets                                 26,673,062    136,025         673,369         366,111       557,746    28,406,313
Net assets at beginning of year             123,272,232          0               0               0             0   123,272,232
Net asset transfers:
  Trustee                                    28,490,485          0               0      28,490,485             0             0
  Interfund transfers                        (1,967,223)   114,611         772,519      (1,789,018)    1,383,731    (1,485,380)
                                           ------------   ---------     -----------    ------------   ----------  ------------
Net assets at end of year                  $119,487,586   $250,636      $1,445,888     $27,067,578    $1,941,477  $150,193,165
                                           ============   =========     ===========    ============   ==========  ============

NOTE 4, continued
- -----------------
The statements of changes in net assets of the Master Trust is as follows:
                                                                                            For the year ended
                                                           December 30, 1993                 December 30, 1992
                                                            Fidelity Investments              Bankers Trust
                                                             ----------------------          -----------------
Balance From
                                                Prior Page      Magellan Fund      Total         Total
                                                -------------   -------------   ------------  -----------
Contributions
  Participants                                  $ 13,934,059    $  619,963      $ 14,554,022  $ 12,421,775
  Transfer from other
    tax-qualified
    retirement plans                                 829,602        28,271           857,873       787,777
  Employer                                         4,529,816       242,179         4,771,995     6,094,793

Investment Income:
  Interest and dividends                           4,802,504        46,050         4,848,554     2,729,860
  Net appreciation (depreciation)
    of investments                                22,409,077        (9,658)       22,399,419    (3,973,651)
                                                ------------    ----------      ------------  -------------
  Total Income                                    46,505,058       926,805        47,431,863    18,060,554

Withdrawals by participants                       18,098,745           878        18,099,623     7,423,568
                                                ------------    ----------      ------------  -------------

Increase (Decrease) in net assets                 28,406,313       925,927        29,332,240    10,636,986
Net assets at beginning of year                  123,272,232             0       123,272,232   112,635,246
Net asset transfers:
  Trustee                                                  0             0                 0             0
  Interfund transfers                             (1,485,380)    1,485,380                 0             0
                                                ------------    ----------      ------------  -------------
Net assets at end of year                       $150,193,165    $2,411,307      $152,604,472  $123,272,232
                                                ============    ==========      ============  ============

NOTE 5 - PARTY-IN-INTEREST TRANSACTIONS
- ---------------------------------------
    The Trustee repurchased, from withdrawing participants, 133,073 shares of Kodak Common Stock during 1993 at an average cost of $54.15 and 32,630 shares during 1992 at an average cost of $44.94. During 1993 and 1992, 124,137 and 78,476 shares, respectively, of Kodak Common Stock were distributed to withdrawing participants.


NOTE 6 - FEDERAL INCOME TAXES
- -----------------------------
    The Plan is intended to be a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code and is exempt from federal income taxes under Section 501(a) of the Code.

    The Plan obtained its latest determination letter on September 8, 1986, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan Administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, they believe that the Plan was qualified and the related trust was tax-exempt as of the financial statement date.

NOTE 7 - SUBSEQUENT EVENT
- -------------------------
    On December 31, 1993, Kodak spun-off its worldwide chemical business through a dividend to its shareowners, following receipt of a ruling from the Internal Revenue Service that the transaction will be tax-free to Kodak and its U.S. shareowners. For every four Kodak shares owned, shareowners received one share of Eastman Chemical Company ("ECC").
On January 4, 1994, the Sterling Winthrop Inc. Employees' Savings Plan Trust received 271,615 shares of ECC stock which it sold for $11,819,294.

NOTE 8 - INVESTMENT IN THE STERLING WINTHROP INC. EMPLOYEES' SAVINGS PLANS MASTER TRUST:
- --------------------------------------------------------------------
    The net assets of the Plan are consolidated in the Master Trust together with the net assets of the Sterling Winthrop Inc. Salaried Employees' Savings Plan. The Master Trust is comprised of the following funds:

Eastman Kodak Company Fund - This fund consists principally of common stock of Eastman Kodak and cash or cash equivalents which Fidelity deems reasonably necessary for orderly investment in such stock and for anticipated cash requirements.

Fidelity Asset Manager Fund - This fund invests primarily in stocks, bonds and other short-term securities in the U.S. and abroad.

Fidelity Asset Manager: Growth - This fund invests primarily in stocks, bonds and other short-term securities both in the U.S. and abroad. On the average, approximately 65% of the fund assets are invested in stock.

Fidelity Institutional Short-Intermediate Government Portfolio - This fund invests primarily in obligations that are either issued or guaranteed by the U.S. Government, its agencies or instrumentalities, and repurchase agreements backed by such securities.

Fidelity Contrafund - This fund invests primarily in common stocks and securities convertible into common stock. The fund may vary its investments among common stocks, preferred stocks, securities with warrants attached, and bonds, notes and other debt securities.

Fidelity Growth & Income Portfolio - This fund consists of common stocks, securities convertible into common stocks, preferred stocks and fixed-income securities. Approximately 65% of the portfolio is invested in common and preferred stocks.

Fidelity Asset Manager: Income - This fund invests primarily in stocks, bonds and other short-term securities both in the U.S. and abroad. On the average, approximately 50% of the fund assets are invested in short-term investments.

Fidelity Magellan Fund - This fund invests primarily in common stocks and securities convertible into common stock of both well known and lesser-known companies.

Fidelity Blended GIC Fund - This fund consists of high quality open ended Guaranteed Investment Contracts, Bank Investment Contracts, insurance company separate accounts, and synthetic Guaranteed Investment Contracts. This fund includes two insurance company GIC contracts managed by Bankers Trust and maturing in 1994 and 1995.

(II)  SIGNATURES

    The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           STERLING WINTHROP INC.
                                Hourly Employees' Savings Plan Committee




Date: April 22, 1993                     ---------------------------
                                           Christopher J. Coughlin
                                          Chairman of the Committee

<AUDIT-REPORT>

(III)  EXHIBITS


                         CONSENT OF INDEPENDENT ACCOUNTANTS
                         ----------------------------------
We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-38631) of the of Eastman Kodak Company of our report dated April 22, 1994 relating to the Sterling Winthrop Inc. Hourly Employees' Savings Plan financial statements appearing on page 3 of this Annual Report on Form 11-K.



PRICE WATERHOUSE

New York, New York  10036
April 29, 1994


</AUDIT-REPORT>

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 11-K



      [x] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 30, 1993

                              OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from        to

          Commission file number     1-87




          A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                                 L&F PRODUCTS
                           EMPLOYEES' SAVINGS PLAN I
                               225 Summit Avenue
                              Montvale, NJ 07645

          B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

                             EASTMAN KODAK COMPANY
                               343 State Street
                              Rochester, NY 14650

                               TABLE OF CONTENTS

                                                                  Page No.

(I)    Financial Statements

       (a)  Report of Independent Accountants                          3

       (b)  Statement of Net Assets Available for Plan                 4
            Benefits - December 30, 1993 and 1992

       (c)  Statement of Changes in Net Assets                       5 -  6
            Available for Plan Benefits -
            Year ended December 30, 1993 and 1992

       (d)  Notes to Financial Statements                            7 - 15

(II)   Signatures                                                     16


(III)  Exhibit

       (a)  Consent of Independent Accountants                        17

<AUDIT-REPORT>
                       REPORT OF INDEPENDENT ACCOUNTANTS



To the L&F Products Employees'
Savings Plan I Committee and the
Participants of the L&F Products
Employees' Savings Plan I

In our opinion, the accompanying statement of net assets available for plan benefits and the related statement of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the L&F Products Employees' Savings Plan I at December 30, 1993, and the changes in net assets available for plan benefits for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan Administrator; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Plan Administrator, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

We have previously audited, in accordance with generally accepted auditing standards, the statement of net assets available for plan benefits as of December 30, 1992 and the related statement of changes in net assets available for plan benefits for the year then ended (not presented herein) and in our report dated April 1, 1993 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of net assets available for plan benefits as of December 30, 1992 and the condensed statement of changes in net assets available for plan benefits for the year ended December 30, 1992, when read in conjunction with the financial statements from which it has been derived, is fairly stated in all material respects in relation thereto.




PRICE WATERHOUSE

New York, New York
April 1, 1994
</AUDIT-REPORT>


                                 L&F PRODUCTS

                           EMPLOYEES' SAVINGS PLAN I

                            STATEMENT OF NET ASSETS

                          AVAILABLE FOR PLAN BENEFITS



                                                    DECEMBER 30,  DECEMBER 30,
                                                        1993          1992
                                                    ============  ===========

Investment in the L&F Products
   Employees' Savings Plans
   Master Trust, at fair
   value (Note 4):


     Eastman Kodak Company Fund                    $18,932,018   $14,637,276
     Fidelity Retirement Money Market Portfolio      3,924,069     4,037,856
     Fidelity Managed Income Portfolio               8,351,207     8,498,971
     Fidelity Institutional Short-Intermediate
          Government Portfolio                       5,332,142     5,689,744

     Fidelity Balanced Fund                          4,288,915     1,651,921
     Fidelity Growth & Income Portfolio              5,815,657     2,588,501
     Fidelity Equity Index Portfolio                 6,881,647     7,159,989
     Fidelity Magellan Fund                          5,531,664     1,903,405
                                                     ---------    ----------
Net assets available for
   plan benefits                                   $59,057,319   $46,167,663
                                                   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                                                         L&F PRODUCTS
                                                   EMPLOYEES' SAVINGS PLAN I
                                              STATEMENT OF CHANGES IN NET ASSETS
                                                  AVAILABLE FOR PLAN BENEFITS
                                                              For the year ended December 30, 1993
                                                                    Fidelity Investments
                                   ----------------------------------------------------------------------------------------
                                                                                Institutional
                                                                                   Short-
                                                  Retirement                    Intermediate
                                   Eastman Kodak Money Market   Managed Income   Government     Balanced
                                   Company Fund   Portfolio        Portfolio     Portfolio        Fund            Sub-Total
                                   ============= ============   ============== ==============   =========         =========
Contributions:
   Participants                    $1,205,904       $324,921      $798,657        $508,891       $358,667        $3,197,040
   Transfers from other
     tax-qualified
     retirement plans                  23,608         56,595         4,327          16,095         57,138           157,763
   Employer                           473,293        142,408       335,233         207,194        125,598         1,283,726

Investment income:
   Interest and dividends             671,251        122,271       495,235         334,207        312,207         1,935,171
   Net appreciation (depreciation)
     of investments                 5,506,035           --            --           (14,086)       143,282         5,635,231
     Total additions                7,880,091        646,195     1,633,452       1,052,301        996,892        12,208,931

Withdrawals by participants         1,168,467        374,152     1,030,530         497,346        341,613         3,412,108
   Increase in net assets           6,711,624        272,043       602,922         554,955        655,279         8,796,823

Net assets available for plan
   benefits at beginning of year   14,637,276      4,037,856     8,498,971       5,689,744      1,651,921        34,515,768

Net asset transfers:
   Interfund                       (2,416,882)      (385,830)     (750,686)       (912,557)     1,981,715        (2,484,240)
                                   -----------      ---------     ---------       ---------    ------------     ------------
Net assets available for plan
   benefits at end of year        $18,932,018     $3,924,069    $8,351,207      $5,332,142     $4,288,915       $40,828,351
                                  ============    ===========   ===========     ===========    ============     ============

The accompanying notes are an integral part of these financial statements.

                                                                                                      Continued on next page

                                                         L&F PRODUCTS
                                                   EMPLOYEES' SAVINGS PLAN I
                                              STATEMENT OF CHANGES IN NET ASSETS
                                                  AVAILABLE FOR PLAN BENEFITS
                                                       For the year ended December 30, 1993
                                                                Fidelity Investments
                              ---------------------------------------------------------------------------------------------

                                                  Growth        U.S.                                          For the Year
                                  Balance From   & Income   Equity Index      Magellan                       Ended 12/30/92
                                   Prior Page   Portfolio    Portfolio          Fund            Total             Total
                                 ============ ============   ============    ==========      ==========      ==============

Contributions:
   Participants                   $3,197,040     $670,663      $663,942        $622,794       $5,154,439      $4,733,588
   Transfers from other
     tax-qualified
     retirement plans                157,763       81,668        11,564          45,697          296,692         220,079
   Employer                        1,283,726      238,693       247,869         232,793        2,003,081       1,894,212

Investment income:
   Interest and dividends          1,935,171      298,529       286,337         431,217        2,951,254       2,441,253
   Net appreciation (depreciation)
     of investments                5,635,231      459,544       361,476         256,239        6,712,490      (2,563,308)
     Total additions              12,208,931     1,749,097    1,571,188       1,588,740       17,117,956       6,725,824

Withdrawals by participants        3,412,108      197,499       405,930         212,763        4,228,300       2,397,323
   Increase in net assets          8,796,823    1,551,598     1,165,258       1,375,977       12,889,656       4,328,501

Net assets available for plan
   benefits at beginning of year  34,515,768    2,588,501     7,159,989       1,903,405       46,167,663      41,839,162

Net asset transfers:
   Interfund                      (2,484,240)   1,675,558     (1,443,600)     2,252,282           --               --
                                  ------------  ---------    -----------      ----------    ------------     ------------
Net assets available for plan
   benefits at end of year       $40,828,351   $5,815,657    $6,881,647      $5,531,664      $59,057,319     $46,167,663
                                 ============= ==========    ===========     ===========     ===========     ============

The accompanying notes are an integral part of these financial statements.

                                 L&F PRODUCTS
                           EMPLOYEES' SAVINGS PLAN I

                         Notes to Financial Statements


NOTE 1 - DESCRIPTION OF PLAN
============================

L&F Products (the "Company"), an unincorporated division of Sterling Winthrop Inc., Employees' Savings Plan I (the "Plan") was established December 31, 1990, by Sterling Winthrop Inc., a subsidiary of the Eastman Kodak Company ("Kodak"). The Plan is a defined contribution plan covering eligible employees of the Company who are not members of a collective bargaining unit. Since the Plan is an individual account plan, it is not subject to the funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Furthermore, it does not require termination insurance, nor does it need to include the statutory provisions dealing with the allocation of assets upon termination. The Company, however, reserves the right to amend or terminate the Plan at any time. In the event of Plan termination, participants will remain fully vested in their accounts.

Participation in the Plan is voluntary. Company employees who are citizens or residents of the United States or Puerto Rico and who are not members of a collective bargaining unit may participate in the Plan after the completion of one year of service.

Participants contribute to the Plan each pay period up to 16% of their base salary in whole percentages. Contributions may be made as tax-deferred contributions, non-tax-deferred contributions, or a combination of both. The tax-deferred portion of these contributions will be subject to federal income taxes when they are withdrawn or distributed. Participants may change the amount of their contributions twice each calendar year.

The Company contributes to the Plan, on each participant's behalf, an amount equal to (i) 100% of participants' contributions up to 2% of base salary, plus
(ii) 25% of participants' contributions between 2% and 6% of base salary.

Participants are fully vested in their contributions at the time the contributions are made. Participants are fully vested in Company matching contributions after completion of five years of credited service. Participants with less than five years of credited service become fully vested in Company contributions attributable to matured class years. Company contributions attributable to matured class years are those Company contributions which have been held in participants' accounts for at least two full Plan years.

Participants may elect to have their accounts invested in multiples of 10% in the Eastman Kodak Company Fund, Fidelity Retirement Money Market Portfolio, Fidelity Managed Income Portfolio, Fidelity Institutional Short-Intermediate Government Portfolio, Fidelity Balanced Fund, Fidelity Growth & Income Portfolio, Fidelity U.S. Equity Index Portfolio, and Fidelity Magellan Fund, which are part of the L&F Products Employees' Savings Plan Master Trust (the "Master Trust"). Dividends paid and interest earned are credited to each participant's account and reinvested in the respective funds. Participants may change their elections or transfer their accounts among the various Master Trust funds once each calendar quarter.

Following retirement, death, or termination of employment, the entire amount of a participant's balance is distributed at the election of the participant (or beneficiary). Participants may elect to receive: (i) a single lump-sum payment; or (ii) nearly equal annual installments for up to 10 years, or
(iii) a straight life annuity, or (iv) a joint and survivor annuity. Balances of $3,500 or less, however, are automatically paid out in the form of an immediate lump-sum payment.

An active participant is entitled to withdraw all or any portion of their account attributable to non tax-deferred contributions subject to certain limitations. A participant may withdraw any portion of their account attributable to tax-deferred contributions on attaining age 59 1/2 or if needed to meet financial hardship. However, earnings on tax-deferred contributions credited after 1988 may not be withdrawn in a hardship withdrawal.
Withdrawal of any matured portion of a participant's account attributable to Company contributions is permitted subject to certain withdrawal restrictions.

The Plan re-allocates forfeitures of non-vested Company contributions resulting from employee terminations to the accounts of active participants. Forfeitures amounted to $98,734 and $73,678 for the years ended December 30, 1993 and 1992, respectively.

A participant may borrow one-half of their vested account balance up to a maximum of $50,000. All loans must be repaid within five years except for those used to acquire a principal residence. Loans are secured by up to 50% of the participant's vested interest in the Plan. Loans bear interest at 2% per annum above the annualized prime interest rate as reported in The Wall Street Journal in effect as of the date on which the loan is made.

The Plan is administered by a committee, consisting of not less than three members, appointed by the President of the Company (the "Committee").
Fidelity Investments ("Fidelity") is the trustee under a group trust agreement with the Company. Fidelity is also the custodian and recordkeeper of the assets of the Master Trust and individual participants' accounts. Investment decisions regarding the Fidelity funds are made by Fidelity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
===================================================

The following is a summary of significant accounting policies followed by the Plan and the Master Trust:

Basis of accounting:

The accounts of the Plan and Master Trust have been prepared on an accrual basis.

Valuation of investments:

Plan Investments at December 30, 1993 and 1992, consist of an interest in the Master Trust which is presented at fair value. The fair value of investments held by the Master Trust is stated at the closing market price for investments traded on National Securities Exchanges or at the published net asset value for mutual funds. Security transactions are accounted for on a trade date basis. Net assets and net investment income of the Master Trust are allocated to the Plan based upon participants' account balances and activity.

Income and expense recognition:

All expenses of the Plan and its administration, except for brokers' commissions which are deducted from investment transactions, are paid by the Company.
Dividend income is recorded on the ex-dividend date and interest income is recorded as earned.


NOTE 3 - TRUSTEE TRANSFER
=========================

In an effort to improve the management and performance of the Master Trust's assets, the Committee terminated the former trustee agreement with Bankers Trust Company ("Bankers Trust") and entered into a new trustee agreement and master trust arrangement with Fidelity effective December 31, 1991. As of December 31, 1991, all Master Trust assets held by Bankers Trust were transferred to corresponding Fidelity funds. All Bankers Trust assets, with the exception of the Kodak common stock, were converted to cash and cash equivalents prior to December 30, 1991, to facilitate this transfer.

The information related to the Plan's proportionate share of the transfer of the Kodak common stock is as follows:


          Cost of net assets                $14,578,915

          Unrealized appreciation             1,620,668
                                            -----------

             Fair value of net assets:      $16,199,583
                                            ===========

NOTE 4 - INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLANS MASTER TRUST
=============================================================================

The net assets of the Plan are consolidated in the Master Trust together with net assets of the L&F Products Employees' Savings Plan II. The Master Trust is comprised of the following funds:


Eastman Kodak Company Fund - This fund consists principally of common stock of Kodak and cash or cash equivalents which Fidelity deems reasonably necessary for orderly investment in such stock and for anticipated cash requirements.

Fidelity Retirement Money Market Portfolio - This fund consists of high quality U.S. dollar denominated money market instruments of U.S. and foreign issuers which present minimal credit risk. These instruments include obligations of the U.S. Government, obligations of financial institutions, and short term corporate obligations.

Fidelity Managed Income Portfolio - This fund consists of high quality open ended Guaranteed Investment Contracts, Bank Investment Contracts, insurance company separate accounts, and synthetic Guaranteed Investment Contracts.

Fidelity Institutional Short-Intermediate Government Portfolio - This fund invests primarily in obligations that are either issued or guaranteed by the U.S. Government, its agencies or instrumentalities, and repurchase agreements backed by such securities.

Fidelity Balanced Fund - This fund consists of common and preferred stocks and fixed income bonds. At least 25% of the funds assets are always invested in fixed income bonds.

Fidelity Growth & Income Portfolio - This fund consists of common and preferred stocks and convertible securities and bonds. Approximately 65% of the portfolio is invested in common and preferred stocks.

Fidelity U.S. Equity Index Portfolio - This fund consists of a proportionate share of the common stock of the companies which comprise the S&P 500 Index.

Fidelity Magellan Fund - This fund invests primarily in common stocks and convertible securities of both well known and lesser-known companies.

INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)

The statement of net assets and changes in net assets of the Master Trust are as follows:

                                                                      December 30, 1993
                                                                     Fidelity Investments
                                     -----------------------------------------------------------------------------------------
                                                                                     Institutional
                                                                                        Short-
                                                      Retirement                     Intermediate
                                     Eastman Kodak   Money Market  Managed Income     Government     Balanced
                                     Company Fund     Portfolio       Portfolio        Portfolio       Fund        Sub-Total
                                    ============      =========      ==========       =========      =========     ===========
 Eastman Kodak Company common
  stock                              $21,657,122           --              --              --            --        $21,657,122

  Fidelity
  U.S. Gov't Reserve Pool                381,221           --              --              --             --           381,221
  Retirement Money Mkt. Portfolio                     4,199,341            --              --             --         4,199,341
  Managed Income Portfolio                  --             --         9,198,719            --             --         9,198,719
  Short-Intermediate Government Portfolio   --             --              --         5,519,068           --         5,519,068
  Balanced Fund                             --             --              --              --        4,454,424       4,454,424
  Growth and Income Portfolio               --             --              --              --             --              --
  U.S. Equity Index Portfolio               --             --              --              --             --              --
  Magellan Fund                             --             --              --              --             --              --


Dividend/interest receivable             193,493         10,957          42,629          26,136           --           273,215

Loans receivable from participants        58,019         12,026          26,407          16,341         13,144         125,937
Receivable from trustee and other            506            147             122           1,202          2,048           4,025
                                     -----------     ----------      ----------      ----------     ----------     -----------
Total Master Trust net assets        $22,290,361     $4,222,471      $9,267,877      $5,562,747     $4,469,616     $45,813,072
                                     ===========     ==========      ==========      ==========     ==========     ===========

                                                                                                        Continued on next page

INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)


                                                            December 30, 1993
                                                            Fidelity Investments                                  Dec. 30, 1992
                                   ---------------------------------------------------------------------------------------------
                                                       Growth           U.S.
                                   Balance From       & Income     Equity Index       Magellan
                                    Prior Page       Portfolio       Portfolio          Fund            TOTAL         TOTAL
                                   ============    ============    ============      ==========     ===========   ===========
  Eastman Kodak Company common
  stock                              $21,657,122          --              --              --         $21,657,122  $16,744,805

  Fidelity
  U.S. Gov't Reserve Pool                381,221          --              --              --             381,221      151,405
  Retirement Money Mkt. Portfolio      4,199,341          --              --              --           4,199,341    4,865,156
  Managed Income Portfolio             9,198,719          --              --              --           9,198,719    9,133,941
  Short-Intermediate Gov't Portfolio   5,519,068          --              --              --           5,519,068    5,789,833
  Balanced Fund                        4,454,424          --              --              --           4,454,424    1,653,426
  Growth and Income Portfolio              --         6,003,949           --              --           6,003,949    2,579,780
  U.S. Equity Index Portfolio              --             --          7,151,783           --           7,151,783    7,270,193
  Magellan Fund                            --             --              --          5,762,758        5,762,758    1,930,230


Dividend/interest receivable             273,215          --              --              --             273,215      293,138

Loans receivable from participants       125,937         17,823          21,090          16,953          181,803       98,385
Receivable from trustee and other          4,025            133              14              83            4,255          --
                                     -----------     ----------      ----------      ----------      -----------  ------------
Total Master Trust net assets        $45,813,072     $6,021,905      $7,172,887      $5,779,794      $64,787,658  $50,510,292
                                     ===========     ==========      ==========      ==========      ===========  ============










INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)
=================================================================================

                                                      For the year ended December 30, 1993
                                                                Fidelity Investments
                              ---------------------------------------------------------------------------------------
                                                                             Institutional
                                               Retirement                    Short-Inter-
                                Eastman Kodak Money Market   Managed Income  mediate Gov't   Balanced
                                Company Fund   Portfolio        Portfolio      Portfolio       Fund        Sub-Total
                                ============  ============   ==============  ==============  =========       =======
Contributions:
   Participants                   $1,349,278    $355,562       $895,678        $532,281        $377,220    $3,510,019
   Transfers from other
     tax-qualified
     retirement plans                23,608       56,595          4,327          16,095          57,138       157,763
   Employer                         533,143      156,705        377,330         216,883         131,389     1,415,450

Investment income:
   Interest and dividends           792,686      131,970        545,443         348,104         324,337     2,142,540
   Net appreciation (depreciation)
     of investments               6,501,177        --             --            (15,066)        148,361     6,634,472
     Total additions              9,199,892      700,832      1,822,778       1,098,297       1,038,445    13,860,244

Withdrawals by participants       1,223,383      631,712      1,123,926         531,095         345,777     3,855,893
     Increase in net assets       7,976,509       69,120        698,852         567,202         692,668    10,004,351

Net assets available for plan
   benefits at beginning
   of year                       17,295,544    4,327,913      9,318,311       5,897,264       1,681,158    38,520,190

Net asset transfers:
   Trustee                            --            --             --              --             --            --
   Interfund                     (2,981,692)    (174,562)      (749,286)       (901,719)      2,095,790    (2,711,469)
                               ------------   -----------    -----------     -----------     -----------  ---------------
Net assets available for plan
   benefits at end of year      $22,290,361   $4,222,471     $9,267,877      $5,562,747      $4,469,616   $45,813,072
                                ============  ===========    ===========     ===========     ===========  ===============
                                                                                                   Continued on next page

INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)
===============================================================================
                                                         For the year ended December 30, 1993
                                                               Fidelity Investments
                              ---------------------------------------------------------------------------------------------
                                                    Growth        U.S.                                        For the Year
                                   Balance From    & Income   Equity Index      Magellan                     Ended 12/30/92
                                    Prior Page    Portfolio     Portfolio         Fund          Total             Total
                                   ===========  ============ ==============  =============   ============    ===============
Contributions:
   Participants                     $3,510,019     $691,503    $726,374          646,421      $5,574,317      $5,158,609
   Transfers from other
     tax-qualified
     retirement plans                  157,763       81,668      11,564           45,697         296,692         222,031
   Employer                          1,415,450      245,320     271,695          239,628       2,172,093       2,068,908

Investment income:
   Interest and dividends            2,142,540      308,366     297,203          450,705       3,198,814       2,660,010
   Net appreciation (depreciation)
     of investments                  6,634,472      472,710     374,157          263,916       7,745,255      (3,079,861)
     Total additions                13,860,244    1,799,567   1,680,993        1,646,367      18,987,171       7,029,697

Withdrawals by participants          3,855,893      214,569     419,555          219,788       4,709,805       2,852,830
     Increase in net assets         10,004,351    1,584,998   1,261,438        1,426,579      14,277,366       4,176,867

Net assets available for plan
   benefits at beginning
   of year                          38,520,190    2,630,312   7,375,342        1,984,448      50,510,292           --

Net asset transfers:
   Trustee                              --            --          --               --              --         46,333,425
   Interfund                        (2,711,469)   1,806,595  (1,463,893)       2,368,767           --              --
                                  -------------   ---------  -----------     -----------     -----------     ------------
Net assets available for plan
   benefits at end of year         $45,813,072   $6,021,905  $7,172,887       $5,779,794     $64,787,658     $50,510,292
                                   ============  ==========  ===========      ==========     ===========     ============

NOTE 5 - FEDERAL INCOME TAXES
=============================

The Plan is intended to be a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code and as such is exempt from federal income taxes under
Section 501(a) of the Code. The Plan obtained its latest determination letter on September 16, 1992, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan Administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, they believe that the Plan was qualified and the related trust was tax-exempt as of the financial statement date.



NOTE 6 - SUBSEQUENT EVENT
=========================

On December 31, 1993, Kodak spun-off its worldwide chemical business through a dividend to its shareowners, following receipt of a ruling from the Internal Revenue Service that the transaction will be tax-free to Kodak and its U.S. shareowners. For every four Kodak shares owned, shareowners received one share of Eastman Chemical Company ("ECC"). On January 4, 1994, the L&F Products Employee Savings Plan Trust received 98,173 shares of ECC stock which it sold for $4,277,477 and acquired Kodak shares with these proceeds.

(II)   SIGNATURES

       The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned hereunto duly authorized.


                                            L&F Products
                                            Employees' Savings Plan I



                                            Raymond J. Stack, Jr.
                                            Chairman




       Date:  _________________

(III)  EXHIBIT


                      CONSENT OF INDEPENDENT ACCOUNTANTS



       We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-38633) of Eastman Kodak Company of our report dated April 1, 1994 relating to the L&F Products Employees' Savings Plan I financial statements appearing on page 3 of this Annual Report on Form 11-K.





       PRICE WATERHOUSE

       New York, New York
       April 29, 1994

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 11-K



      [x] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 30, 1993

                              OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _____ to _____

          Commission file number     1-87




          A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                                 L&F PRODUCTS
                          EMPLOYEES' SAVINGS PLAN II
                               225 Summit Avenue
                              Montvale, NJ 07645

          B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

                             EASTMAN KODAK COMPANY
                               343 State Street
                              Rochester, NY 14650

                               TABLE OF CONTENTS

                                                                  Page No.

(I)    Financial Statements

       (a)  Report of Independent Accountants                          3

       (b)  Statement of Net Assets Available for Plan                 4
            Benefits - December 30, 1993 and 1992

       (c)  Statement of Changes in Net Assets                       5 -  6
            Available for Plan Benefits -
            Year ended December 30, 1993 and 1992

       (d)  Notes to Financial Statements                            7 - 15

(II)   Signatures                                                     16


(III)  Exhibit

       (a)  Consent of Independent Accountants                        17

<AUDIT-REPORT>
                       REPORT OF INDEPENDENT ACCOUNTANTS



To the L&F Products Employees'
Savings Plan II Committee and the
Participants of the L&F Products
Employees' Savings Plan II

In our opinion, the accompanying statement of net assets available for plan benefits and the related statement of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the L&F Products Employees' Savings Plan II at December 30, 1993, and the changes in net assets available for plan benefits for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan Administrator; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Plan Administrator, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

We have previously audited, in accordance with generally accepted auditing standards, the statement of net assets available for plan benefits as of December 30, 1992 and the related statement of changes in net assets available for plan benefits for the year then ended (not presented herein) and in our report dated April 1, 1993 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of net assets available for plan benefits as of December 30, 1992 and the condensed statement of changes in net assets available for plan benefits for the year ended December 30, 1992, when read in conjunction with the financial statements from which it has been derived, is fairly stated in all material respects in relation thereto.




PRICE WATERHOUSE

New York, New York
April 1, 1994
</AUDIT-REPORT>


                                 L&F PRODUCTS

                          EMPLOYEES' SAVINGS PLAN II

                            STATEMENT OF NET ASSETS

                          AVAILABLE FOR PLAN BENEFITS



                                                    DECEMBER 30,  DECEMBER 30,
                                                        1993          1992
                                                    ============  ============

Investment in the L&F Products
   Employees' Savings Plans
   Master Trust, at fair
   value (Note 4):


     Eastman Kodak Company Fund                     $3,358,343    $2,658,268
     Fidelity Retirement Money Market Portfolio        298,402       290,057
     Fidelity Managed Income Portfolio                 916,670       819,340
     Fidelity Institutional Short-Intermediate
          Government Portfolio                         230,605       207,520

     Fidelity Balanced Fund                            180,701        29,237
     Fidelity Growth & Income Portfolio                206,248        41,811
     Fidelity Equity Index Portfolio                   291,240       215,353
     Fidelity Magellan Fund                            248,130        81,043
                                                    ----------    ----------
Net assets available for
   plan benefits                                    $5,730,339    $4,342,629
                                                    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                                         L&F PRODUCTS
                                                  EMPLOYEES' SAVINGS PLAN II
                                              STATEMENT OF CHANGES IN NET ASSETS
                                                  AVAILABLE FOR PLAN BENEFITS
                                                              For the year ended December 30, 1993
                                                                    Fidelity Investments
                                   ----------------------------------------------------------------------------------------
                                                                                Institutional
                                                                                   Short-
                                                  Retirement                    Intermediate
                                   Eastman Kodak Money Market   Managed Income   Government     Balanced
                                   Company Fund   Portfolio        Portfolio     Portfolio        Fund            Sub-Total
                                   ============  ============   ============== ==============   =========         =========
Contributions:
   Participants                      $143,374        $30,641       $97,021         $23,390        $18,553          $312,979
   Transfers from other
     tax-qualified
     retirement plans                    --             --             --             --              --               --
   Employer                            59,850         14,297        42,097           9,689          5,791           131,724

Investment income:
   Interest and dividends             121,435          9,699        50,208          13,897         12,130           207,369
   Net appreciation (depreciation)
     of investments                   995,142          --             --              (980)         5,079           999,241
     Total additions                1,319,801         54,637       189,326          45,996         41,553         1,651,313

Withdrawals by participants            54,916        257,560        93,396          33,749          4,164           443,785
   Increase in net assets           1,264,885       (202,923)       95,930          12,247         37,389         1,207,528

Net assets available for plan
   benefits at beginning of year           2,658,268 290,057       819,340         207,520         29,237         4,004,422

Net asset transfers:
   Interfund                         (564,810)       211,268         1,400          10,838        114,075          (227,229)
                                   -----------      ---------    ----------      ----------      ----------      -----------
Net assets available for plan
   benefits at end of year         $3,358,343       $298,402      $916,670        $230,605       $180,701        $4,984,721
                                   ===========      =========     =========       =========      ==========      ===========

The accompanying notes are an integral part of these financial statements.
                                                                                                     Continued on next page

                                                         L&F PRODUCTS
                                                  EMPLOYEES' SAVINGS PLAN II
                                              STATEMENT OF CHANGES IN NET ASSETS
                                                  AVAILABLE FOR PLAN BENEFITS

                                                       For the year ended December 30, 1993
                                                                Fidelity Investments
                                  ----------------------------------------------------------------------------------------
                                                  Growth          U.S.                                        For the Year
                                  Balance from   & Income     Equity Index     Magellan                      Ended 12/30/92
                                   Prior Page    Portfolio      Portfolio        Fund            Total            Total
                                 ------------ -------------  --------------  ------------    ------------    --------------
Contributions:
   Participants                            $312,979$20,840      $62,432          $23,627        $419,878      $  425,021
   Transfers from other
     tax-qualified
     retirement plans                   --                         ----                    --       --             1,952
   Employer                           131,724       6,627        23,826            6,835         169,012         174,696

Investment income:
   Interest and dividends             207,369       9,837        10,866           19,488         247,560         218,757
   Net appreciation (depreciation)
     of investments                   999,241      13,166        12,681            7,677       1,032,765        (516,553)
     Total additions                1,651,313      50,470       109,805           57,627       1,869,215         303,873

Withdrawals by participants           443,785      17,070        13,625            7,025         481,505         455,507
   Increase in net assets           1,207,528      33,400        96,180           50,602       1,387,710        (151,634)

Net assets available for plan
   benefits at beginning of year    4,004,422      41,811       215,353           81,043        4,342,629      4,494,263

Net asset transfers:
   Interfund                         (227,229)    131,037       (20,293)         116,485          --               --
                                  ------------  ---------     ----------       ---------     -----------     ------------
Net assets available for plan
   benefits at end of year         $4,984,721    $206,248      $291,240         $248,130      $5,730,339     $ 4,342,629
                                  ============  =========     ==========       =========     ===========     ============

The accompanying notes are an integral part of these financial statements.

                                 L&F PRODUCTS
                          EMPLOYEES' SAVINGS PLAN II

                         Notes to Financial Statements


NOTE 1 - DESCRIPTION OF PLAN
============================

L&F Products (the "Company"), an unincorporated division of Sterling Winthrop Inc., Employees' Savings Plan II (the "Plan") was established
December 31, 1990, by Sterling Winthrop Inc., a subsidiary of the Eastman Kodak Company ("Kodak"). The Plan is a defined contribution plan covering eligible employees of the Company who are members of a collective bargaining unit. Since the Plan is an individual account plan, it is not subject to the funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Furthermore, it does not require termination insurance, nor does it need to include the statutory provisions dealing with the allocation of assets upon termination. The Company, however, reserves the right to amend or terminate the Plan at any time. In the event of Plan termination, participants will remain fully vested in their accounts.

Participation in the Plan is voluntary. Company employees who are members of a collective bargaining unit may participate in the Plan after the completion of one year of service.

Participants contribute to the Plan each pay period up to 16% of their base salary in whole percentages. Contributions may be made as tax-deferred contributions, non-tax-deferred contributions, or a combination of both. The tax-deferred portion of these contributions will be subject to federal income taxes when they are withdrawn or distributed. Participants may change the amount of their contributions twice each calendar year.

The Company contributes to the Plan, on each participant's behalf, an amount equal to 100% of participants' contributions up to 2% of base salary.

Participants are fully vested in their contributions at the time the contributions are made. Participants are fully vested in Company matching contributions after completion of five years of credited service. Participants with less than five years of credited service become fully vested in Company contributions attributable to matured class years. Company contributions attributable to matured class years are those Company contributions which have been held in participants' accounts for at least two full Plan years.

Participants may elect to have their accounts invested in multiples of 10% in the Eastman Kodak Company Fund, Fidelity Retirement Money Market Portfolio, Fidelity Managed Income Portfolio, Fidelity Institutional Short-Intermediate Government Portfolio, Fidelity Balanced Fund, Fidelity Growth & Income Portfolio, Fidelity U.S. Equity Index Portfolio, and Fidelity Magellan Fund, which are part of the L&F Products Employees' Savings Plan Master Trust (the "Master Trust"). Dividends paid and interest earned are credited to each participant's account and reinvested in the respective funds. Participants may change their elections or transfer their accounts among the various Master Trust funds once each calendar quarter.

Following retirement, death, or termination of employment, the entire amount of a participant's balance is distributed at the election of the participant (or beneficiary). Participants may elect to receive: (i) a single lump-sum payment; or (ii) nearly equal annual installments for up to 10 years, or (iii) a straight life annuity, or (iv) a joint and survivor annuity. Balances of $3,500 or less, however, are automatically paid out in the form of an immediate lump-sum payment.

An active participant is entitled to withdraw all or any portion of their account attributable to non tax-deferred contributions subject to certain limitations. A participant may withdraw any portion of their account attributable to tax-deferred contributions on attaining age 59 1/2 or if needed to meet financial hardship. However, earnings on tax-deferred contributions credited after 1988 may not be withdrawn in a hardship withdrawal. Withdrawal of any matured portion of a participant's account attributable to Company contributions is permitted subject to certain withdrawal restrictions.

The Plan re-allocates forfeitures of non-vested Company contributions resulting from employee terminations to the accounts of active participants. Forfeitures amounted to $338 and $1,752 for the years ended December 30, 1993 and 1992, respectively.

A participant may borrow one-half of their vested account balance up to a maximum of $50,000. All loans must be repaid within five years except for those used to acquire a principal residence. Loans are secured by up to 50% of the participant's vested interest in the Plan. Loans bear interest at 2% per annum above the annualized prime interest rate as reported in The Wall Street Journal in effect as of the date on which the loan is made.

The Plan is administered by a committee, consisting of not less than three members, appointed by the President of the Company (the "Committee"). Fidelity Investments ("Fidelity") is the trustee under a group trust agreement with the Company. Fidelity is also the custodian and recordkeeper of the assets of the Master Trust and individual participants' accounts. Investment decisions regarding the Fidelity funds are made by Fidelity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
===================================================

The following is a summary of significant accounting policies followed by the Plan and the Master Trust:

Basis of accounting:

The accounts of the Plan and Master Trust have been prepared on an accrual basis.

Valuation of investments:

Plan Investments at December 30, 1993 and 1992, consist of an interest in the Master Trust which is presented at fair value. The fair value of investments held by the Master Trust is stated at the closing market price for investments traded on National Securities Exchanges or at the published net asset value for mutual funds. Security transactions are accounted for on a trade date basis. Net assets and net investment income of the Master Trust are allocated to the Plan based upon participants' account balances and activity.

Income and expense recognition:

All expenses of the Plan and its administration, except for brokers' commissions which are deducted from investment transactions, are paid by the Company. Dividend income is recorded on the ex-dividend date and interest income is recorded as earned.



NOTE 3 - TRUSTEE TRANSFER
=========================

In an effort to improve the management and performance of the Master Trust's assets, the Committee terminated the former trustee agreement with Bankers Trust Company ("Bankers Trust") and entered into a new trustee agreement and master trust arrangement with Fidelity effective December 31, 1991. As of December 31, 1991, all Master Trust assets held by Bankers Trust were transferred to corresponding Fidelity funds. All Bankers Trust assets, with the exception of the Kodak common stock, were converted to cash and cash equivalents prior to December 30, 1991, to facilitate this transfer.

The information related to the Plan's proportionate share of the transfer of the Kodak common stock is as follows:


          Cost of net assets                $2,993,902

          Unrealized appreciation              245,168
                                            ----------
             Fair value of net assets       $3,239,070
                                            ==========

NOTE 4 - INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLANS MASTER TRUST
=============================================================================

The net assets of the Plan are consolidated in the Master Trust together with net assets of the L&F Products Employees' Savings Plan I. The Master Trust is comprised of the following funds:


Eastman Kodak Company Fund - This fund consists principally of common stock of Kodak and cash or cash equivalents which Fidelity deems reasonably necessary for orderly investment in such stock and for anticipated cash requirements.

Fidelity Retirement Money Market Portfolio - This fund consists of high quality U.S. dollar denominated money market instruments of U.S. and foreign issuers which present minimal credit risk. These instruments include obligations of the U.S. Government, obligations of financial institutions, and short term corporate obligations.

Fidelity Managed Income Portfolio - This fund consists of high quality open ended Guaranteed Investment Contracts, Bank Investment Contracts, insurance company separate accounts, and synthetic Guaranteed Investment Contracts.

Fidelity Institutional Short-Intermediate Government Portfolio - This fund invests primarily in obligations that are either issued or guaranteed by the U.S. Government, its agencies or instrumentalities, and repurchase agreements backed by such securities.

Fidelity Balanced Fund - This fund consists of common and preferred stocks and fixed income bonds. At least 25% of the funds assets are always invested in fixed income bonds.

Fidelity Growth & Income Portfolio - This fund consists of common and preferred stocks and convertible securities and bonds. Approximately 65% of the portfolio is invested in common and preferred stocks.

Fidelity U.S. Equity Index Portfolio - This fund consists of a proportionate share of the common stock of the companies which comprise the S&P 500 Index.

Fidelity Magellan Fund - This fund invests primarily in common stocks and convertible securities of both well known and lesser-known companies.

INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)
===============================================================================
The statement of net assets and changes in net assets of the Master Trust are as follows:
                                                                      December 30, 1993
                                                                     Fidelity Investments
                                     ------------------------------------------------------------------------------------------
                                                                                     Institutional
                                                                                        Short-
                                                      Retirement                     Intermediate
                                     Eastman Kodak   Money Market  Managed Income     Government     Balanced
                                     Company Fund     Portfolio       Portfolio        Portfolio       Fund        Sub-Total
                                     =============   ============  ===============   =============  ===========   ===========
  Eastman Kodak Company common
  stock                              $21,657,122           --              --              --            --       $21,657,122

  Fidelity
  U.S. Gov't Reserve Pool                381,221           --              --              --             --          381,221
  Retirement Money Mkt. Portfolio                     4,199,341            --              --             --        4,199,341
  Managed Income Portfolio                  --             --         9,198,719            --             --        9,198,719
  Short-Intermediate Government Portfolio   --             --              --         5,519,068           --        5,519,068
  Balanced Fund                             --             --              --              --        4,454,424      4,454,424
  Growth and Income Portfolio               --             --              --              --             --            --
  U.S. Equity Index Portfolio               --             --              --              --             --            --
  Magellan Fund                             --             --              --              --             --

Dividend/interest receivable             193,493         10,957          42,629          26,136           --          273,215

Loans receivable from participants        58,019         12,026          26,407          16,341         13,144        125,937
Receivable from trustee and other            506            147             122           1,202          2,048          4,025
                                     -----------    -----------     -----------      ----------     ----------    -----------

Total Master Trust net assets        $22,290,361     $4,222,471      $9,267,877      $5,562,747     $4,469,616    $45,813,072
                                     ===========     ==========      ==========      ==========     ==========    ===========

                                                                                                       Continued on next page

INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)
===============================================================================

                                                            December 30, 1993
                                                            Fidelity Investments                                  Dec. 30, 1992
                                   --------------------------------------------------------------------------------------------

                                                      Growth            U.S.
                                   Balance From      & Income       Equity Index      Magellan
                                    Prior Page       Portfolio       Portfolio          Fund            TOTAL         TOTAL

                                   =============   ============    =============     ==========     ============  ============
  Eastman Kodak Company common
  stock                              $21,657,122          --              --              --         $21,657,122$16,744,805

  Fidelity
  U.S. Gov't Reserve Pool                381,221          --              --              --             381,221    151,405
  Retirement Money Mkt. Portfolio      4,199,341          --              --              --           4,199,341  4,865,156
  Managed Income Portfolio             9,198,719          --              --              --           9,198,719  9,133,941
  Short-Intermediate Gov't Portfolio   5,519,068          --              --              --           5,519,068  5,789,833
  Balanced Fund                        4,454,424          --              --              --           4,454,424  1,653,426
  Growth and Income Portfolio              --         6,003,949           --              --           6,003,949  2,579,780
  U.S. Equity Index Portfolio              --             --          7,151,783           --           7,151,783  7,270,193
  Magellan Fund                            --             --              --          5,762,758        5,762,758  1,930,230

Dividend/interest receivable             273,215          --              --              --             273,215    293,138
Loans receivable from participants       125,937         17,823          21,090          16,953          181,803     98,385
Receivable from trustee and other          4,025            133              14              83            4,255     --
                                     -----------     ----------     -----------     -----------      -----------------------

Total Master Trust net assets        $45,813,072     $6,021,905      $7,172,887      $5,779,794      $64,787,658$50,510,292
                                     ===========     ==========      ==========      ==========      =======================







INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)
===============================================================================
                                                      For the year ended December 30, 1993
                                                                Fidelity Investments
                              --------------------------------------------------------------------------------------
                                                                             Institutional
                                               Retirement                    Short-Inter-
                                Eastman Kodak Money Market   Managed Income  mediate Gov't   Balanced
                                Company Fund   Portfolio        Portfolio      Portfolio       Fund        Sub-Total
                                ============= ============   ==============  ==============  =========       =======
Contributions:
   Participants                   $1,349,278    $355,562       $895,678        $532,281        $377,220    $3,510,019
   Transfers from other
     tax-qualified
     retirement plans                23,608       56,595          4,327          16,095          57,138       157,763
   Employer                         533,143      156,705        377,330         216,883         131,389     1,415,450

Investment income:
   Interest and dividends           792,686      131,970        545,443         348,104         324,337     2,142,540
   Net appreciation (depreciation)
     of investments               6,501,177        --             --            (15,066)        148,361     6,634,472
     Total additions              9,199,892      700,832      1,822,778       1,098,297       1,038,445    13,860,244

Withdrawals by participants       1,223,383      631,712      1,123,926         531,095         345,777     3,855,893
     Increase in net assets       7,976,509       69,120        698,852         567,202         692,668    10,004,351

Net assets available for plan
   benefits at beginning
   of year                       17,295,544    4,327,913      9,318,311       5,897,264       1,681,158    38,520,190

Net asset transfers:
   Trustee                            --            --             --              --             --            --
   Interfund                     (2,981,692)    (174,562)      (749,286)       (901,719)      2,095,790    (2,711,469)
                                 -----------  -----------    -----------     -----------     -----------  ---------------
Net assets available for plan
   benefits at end of year      $22,290,361   $4,222,471     $9,267,877      $5,562,747      $4,469,616   $45,813,072
                                ============  ===========    ===========     ===========     ===========  ===============
                                                                                                         Continued on next page

INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)
===============================================================================
                                                         For the year ended December 30, 1993
                                                               Fidelity Investments
                              ----------------------------------------------------------------------------------------------
                                                   Growth         U.S.                                        For the Year
                                   Balance From   & Income    Equity Index      Magellan                     Ended 12/30/92
                                    Prior Page    Portfolio     Portfolio         Fund          Total             Total
                                   ============ ============ ==============  =============   ===========     ===============
Contributions:
   Participants                     $3,510,019     $691,503    $726,374         $646,421      $5,574,317      $5,158,609
   Transfers from other
     tax-qualified
     retirement plans                  157,763       81,668      11,564           45,697         296,692         222,031
   Employer                          1,415,450      245,320     271,695          239,628       2,172,093       2,068,908

Investment income:
   Interest and dividends            2,142,540      308,366     297,203          450,705       3,198,814       2,660,010
   Net appreciation (depreciation)
     of investments                  6,634,472      472,710     374,157          263,916       7,745,255      (3,079,861)
     Total additions                13,860,244    1,799,567   1,680,993        1,646,367      18,987,171       7,029,697

Withdrawals by participants          3,855,893      214,569     419,555          219,788       4,709,805       2,852,830
   Increase in net assets           10,004,351    1,584,998   1,261,438        1,426,579      14,277,366       4,176,867

Net assets available for plan
   benefits at beginning
   of year                          38,520,190    2,630,312   7,375,342        1,984,448      50,510,292           --

Net asset transfers:
   Trustee                               --           --          --               --              --         46,333,425
   Interfund                        (2,711,469)   1,806,595  (1,463,893)       2,368,767           --              --
                                   ------------  ----------  -----------     -----------    ------------    -------------
Net assets available for plan
   benefits at end of year         $45,813,072   $6,021,905  $7,172,887       $5,779,794     $64,787,658     $50,510,292
                                   ============  ==========  ===========      ==========     ===========     ============


NOTE 5 - FEDERAL INCOME TAXES
=============================

The Plan is intended to be a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code and as such is exempt from federal income taxes under
Section 501(a) of the Code. The Plan obtained its latest determination letter on March 16, 1992, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan Administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, they believe that the Plan was qualified and the related trust was tax-exempt as of the financial statement date.




NOTE 6 - SUBSEQUENT EVENT
=========================

On December 31, 1993, Kodak spun-off its worldwide chemical business through a dividend to its shareowners, following receipt of a ruling from the Internal Revenue Service that the transaction will be tax-free to Kodak and its U.S. shareowners. For every four Kodak shares owned, shareowners received one share of Eastman Chemical Company ("ECC"). On January 4, 1994, the L&F Products Employee Savings Plan Trust received 98,173 shares of ECC stock which it sold for $4,277,477 and acquired Kodak shares with these proceeds.

(II)   SIGNATURES

       The Plan.  Pursuant to the requirements of the Securities Exchange Act of
                  1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned hereunto duly authorized.


                                            L&F Products
                                            Employees' Savings Plan II



                                            Raymond J. Stack, Jr.
                                            Chairman




       Date:  _________________

(III)  EXHIBIT


                      CONSENT OF INDEPENDENT ACCOUNTANTS



       We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No.33-38632) of Eastman Kodak Company of our report dated April 1, 1994 relating to the L&F Products Employees' Savings Plan II financial statements appearing on page 3 of this Annual Report on Form 11-K.





       PRICE WATERHOUSE

       New York, New York
       April 29, 1994