Form 10-Q
period 1994-03-31
EASTMAN KODAK CO
filed 1994-05-13
CIK 31235

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


           X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 1994

                                   or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                               Number of Shares Outstanding at
                Class                               March 31, 1994
     Common Stock, $2.50 par value                   332,646,215

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
                                                                First Quarter
                                                             1994            1993
                                                                (in millions)
REVENUES
  Sales                                                    $3,592         $ 3,542
  Earnings from equity interests and other revenues            31              87
                                                           ------         -------
      TOTAL REVENUES                                        3,623           3,629
                                                           ------         -------
COSTS
  Cost of goods sold                                        1,791           1,752
  Marketing and administrative expenses                     1,116           1,190
  Research and development costs                              315             308
  Interest expense                                            175             165
  Other charges                                                66              54
                                                           ------         -------
      TOTAL COSTS                                           3,463           3,469
                                                           ------         -------
Earnings from continuing operations before income taxes       160             160
Provision for income taxes from continuing operations          66              66
                                                           ------         -------
Earnings from continuing operations before
 extraordinary item and cumulative effect of changes
  in accounting principle                                      94              94

Earnings from discontinued operations before cumulative
 effect of changes in accounting principle                     -               55
                                                           ------         -------
Earnings before extraordinary item and cumulative
 effect of changes in accounting principle                     94             149

Extraordinary item                                            (12)             -
                                                           ------         -------

Earnings before cumulative effect of changes in
 accounting principle                                          82             149
                                                           ------         -------

Cumulative effect of changes in accounting principle
 from continuing operations                                    -           (1,723)

Cumulative effect of changes in accounting principle
 from discontinued operations                                  -             (445)
                                                           ------         -------
Total cumulative effect of changes in accounting
 principle                                                     -           (2,168)
                                                           ------         -------

      NET EARNINGS (LOSS)                                  $   82         $(2,019)
                                                           ======         =======

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS (Continued)
                                                                First Quarter
                                                             1994            1993

Primary earnings per share from continuing
 operations before extraordinary item and
  cumulative effect of changes in accounting
   principle                                               $  .29         $   .29

Primary earnings per share from discontinued
 operations before cumulative effect of
  changes in accounting principle                              -              .17
                                                           ------         -------
Primary earnings per share before extraordinary
 item and cumulative effect of changes in
  accounting principle                                        .29             .46

Extraordinary item                                           (.04)             -
                                                           ------         -------

Primary earnings per share before cumulative effect
 of changes in accounting principle                           .25             .46
                                                           ------         -------

Cumulative effect of changes in accounting principle
 from continuing operations                                    -            (5.28)

Cumulative effect of changes in accounting principle
 from discontinued operations                                  -            (1.36)
                                                           ------         -------
Total cumulative effect of changes in
 accounting principle                                          -            (6.64)
                                                           ------         -------
Primary earnings (loss) per share                          $  .25         $ (6.18)
                                                           ======         =======

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

RETAINED EARNINGS
                                                                First Quarter
                                                             1994            1993
                                                                (in millions)

Retained earnings at beginning of year                     $4,469          $7,721
Net earnings (loss)                                            82          (2,019)
Cash dividends declared                                      (132)           (163)
Other changes                                                  (2)             -
                                                           ------          ------
         RETAINED EARNINGS at end of quarter               $4,417          $5,539
                                                           ======          ======

- ----------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION:

Operations of subsidiary companies outside the U.S. included in Consolidated Statement of Earnings:

      Sales                                                $1,989          $1,903
      Earnings from operations                                202             130

- ----------------------------------------------------------------------------------------
                               See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                           March 31,       Dec. 31,
                                                              1994           1993
                                                                 (in millions)
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                  $ 1,163        $ 1,635
Marketable securities                                          127            331
Receivables (net of allowances of $136 and $141)             3,359          3,463
Inventories                                                  2,150          1,913
Deferred income tax charges                                    530            435
Other                                                          239            244
                                                           -------        -------
     Total current assets                                    7,568          8,021
                                                           -------        -------
PROPERTIES
Land, buildings and equipment at cost                       13,454         13,311
Less: Accumulated depreciation                               7,128          6,945
                                                           -------        -------
     Net properties                                          6,326          6,366

OTHER ASSETS
Unamortized goodwill (net of accumulated
  amortization of $885 and $846)                             4,162          4,186
Deferred income tax charges                                    421            481
Long-term receivables and other
 noncurrent assets                                           1,224          1,271
                                                           -------        -------
     TOTAL ASSETS                                          $19,701        $20,325
                                                           =======        =======
- -------------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES
Payables                                                   $ 3,331        $ 3,630
Short-term borrowings                                        2,232            655
Taxes-income and other                                         356            420
Dividends payable                                              132            165
Deferred income tax credits                                     44             40
                                                           -------        -------
     Total current liabilities                               6,095          4,910

OTHER LIABILITIES
Long-term borrowings                                         4,866          6,853
Postemployment liabilities                                   3,796          3,678
Other long-term liabilities                                  1,384          1,449
Deferred income tax credits                                     99             79
                                                           -------        -------
     Total liabilities                                      16,240         16,969
                                                           -------        -------
SHAREOWNERS' EQUITY
Common stock at par*                                           948            948
Additional capital paid in or
   transferred from retained earnings                          235            213
Retained earnings                                            4,417          4,469
Accumulated translation adjustment                            (182)          (235)
                                                           -------        -------
                                                             5,418          5,395

Less: Treasury stock shares at cost*                         1,957          2,039
                                                           -------        -------
     Total shareowners' equity                               3,461          3,356
                                                           -------        -------
     TOTAL LIABILITIES AND SHAREOWNERS' EQUITY             $19,701        $20,325
                                                           =======        =======

*Common stock: $2.50 par value, 950 million shares authorized, 379.2 million shares issued as of March 31, 1994.  Of the shares authorized, approximately 7 million shares are reserved for the conversion of the 6 3/8% debentures.  Treasury stock at cost consists of approximately 49 million shares on December 31, 1993 and approximately
47 million shares on March 31, 1994.
- --------------------------------------------------------------------------------------
                          See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           First Quarter
                                                        1994           1993
                                                           (in millions)
Cash flows from operating activities:
Earnings from continuing operations before
 extraordinary item and cumulative effect of
  changes in accounting principle                    $    94         $   94
Adjustments to reconcile above earnings to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                        251            274
    Benefit for deferred taxes                            (8)           (22)
    Loss on sale and retirement of properties             14             11
    Decrease in receivables                              152            215
    Increase in inventories                             (214)          (229)
    Decrease in liabilities excluding borrowings        (340)          (361)
    Other items, net                                     141            (86)
                                                     -------         ------
       Total adjustments                                  (4)          (198)
                                                     -------         ------
       Net cash provided by (used in)
        operating activities                              90           (104)
                                                     -------         ------

Cash flows from investing activities:
    Additions to properties                             (180)          (277)
    Proceeds from sale of investments                     -              35
    Proceeds from sale of properties                       6              3
    Marketable securities - purchases                     (8)           (14)
    Marketable securities - sales                        212             70
                                                     -------         ------
        Net cash provided by (used in)
         investing activities                             30           (183)
                                                     -------         ------

Cash flows from financing activities:
    Net increase in commercial paper
     borrowings of 90 days or less                        25            498
    Proceeds from other borrowings                         9             49
    Repayment of other borrowings                       (468)           (23)
    Dividends to shareowners                            (165)          (163)
    Exercise of employee stock options                     5             70
                                                     -------         ------
        Net cash provided by (used in)
         financing activities                           (594)           431
                                                     -------         ------
Effect of exchange rate changes on cash                    2             (3)
                                                     -------         ------

Net increase (decrease) in cash and
 cash equivalents                                       (472)           141
Cash and cash equivalents, beginning of year           1,635            361
                                                     -------         ------
Cash and cash equivalents, end of quarter            $ 1,163         $  502
                                                     =======         ======

- -----------------------------------------------------------------------------------------
                           See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies

NOTES TO FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1993 Annual Report, except as noted below, and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. The statements are based in part on approximations and have not been audited by independent accountants. The annual statements will be audited by independent accountants.

NEW ACCOUNTING STANDARDS

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with the standard, prior period financial statements have not been restated to reflect the change in accounting principle. Shareowners' equity was decreased by $2 million, net of taxes, to reflect the unrealized loss on securities classified as available-for-sale which had been carried at amortized cost. This amount is reported as other changes in the Consolidated Statement of Retained Earnings.

DEBT REDEMPTION

In March, 1994, the Company announced its intention to redeem on April 1, 1994, the zero coupon convertible subordinated debentures due 2011. The 1994 first quarter earnings were reduced by an extraordinary charge of $12 million after-tax ($.04 per share) related to this early extinguishment of debt, and $1,058 million was reclassified from long-term to short-term borrowings. Approximately 2 million shares of stock were issued from treasury shares to debenture holders who elected to convert their debentures into stock.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The recorded amounts of other investments as of March 31, 1994 and December 31, 1993 shown below include $46 million and $81 million, respectively, of equity investments in a number of entities for which it is not practicable to estimate fair value, since quoted market prices do not exist for any of these investments.

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

The recorded amounts of certain financial instruments, such as cash and marketable securities and short-term borrowings, approximate their fair values and are excluded from the amounts below. The recorded amounts and estimated fair values of the Company's long-term borrowings and other financial instruments as of March 31, 1994 and December 31, 1993 were as follows:

                             March 31, 1994             December 31, 1993
(in millions)
                             Recorded   Fair            Recorded     Fair
                              Amount    Value            Amount      Value

Other investments            $   53    $   55           $   93      $   93
Long-term borrowings         (4,866)   (5,225)          (6,853)     (7,513)
Other instruments              (700)   (1,075)            (816)     (1,308)

RECLASSIFICATIONS

Certain 1993 financial statement amounts have been reclassified to conform to the 1994 presentation.



                                    C. Michael Hamilton, General Comptroller
                                    May 13, 1994

Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except earnings per share)                             First Quarter
                                                                 1994       1993   Change
Sales                                                         $ 3,592    $ 3,542    +1%
Earnings from operations before extraordinary item
and cumulative effect of changes in accounting principle:
   Continuing                                                      94         94
   Discontinued                                                     -         55
Net earnings (loss)                                                82     (2,019)
Primary earnings per share from operations before
extraordinary item and cumulative effect of changes
in accounting principle:
   Continuing                                                     .29        .29
   Discontinued                                                    -         .17
Primary earnings (loss) per share                                 .25      (6.18)

Sales for the first quarter of 1994 were $3,592 million, an increase of 1% when compared with sales for the first quarter of 1993. Earnings from continuing operations before extraordinary item and cumulative effect of changes in accounting principle for the first quarter of 1994 were $94 million ($.29 per share), level with earnings in the first quarter of 1993. Earnings benefited from more efficient utilization of marketing and administrative activity, manufacturing productivity gains, increased unit volumes and a gain from the sale of technology; but were adversely affected by cost escalation, lower effective selling prices, the unfavorable effects of foreign currency rate changes and related hedging activities, and the absence of gains from the sales of assets and other items recorded in the first quarter of 1993.

On December 31, 1993, the Company completed the spin-off of its worldwide chemical business, which consisted of Eastman Chemical Company operations. Earnings for Eastman Chemical Company operations, which have been reported as discontinued operations, were $55 million ($.17 per share) in the first quarter of 1993 before deducting the cumulative effect of changes in accounting principle.

Net earnings for 1994 were reduced by an extraordinary charge of $12 million after-tax ($.04 per share) related to the early extinguishment of debt. The 1993 net loss was due to an after-tax charge of $2.17 billion ($6.64 per share) associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits" effective as of January 1, 1993.

On May 3, 1994, the Company announced its intention to divest its non-Imaging Health segment businesses, which consist of Sterling Winthrop Inc.,
L&F Products and the Clinical Diagnostics Division.
- ------------------------------------------------------------------------------

Sales by Segment
 (in millions)
                                                                     First Quarter
                                                                1994       1993    Change
Imaging
  Inside the U.S.                                             $  545     $  502      +9%
  Outside the U.S.                                               933        894      +4
                                                              ------     ------    ----

    Total Imaging                                              1,478      1,396      +6
                                                              ------     ------    ----
Information
  Inside the U.S.                                                520        518       0
  Outside the U.S.                                               390        383      +2
                                                              ------     ------    ----

    Total Information                                            910        901      +1
                                                              ------     ------    ----
Health
  Inside the U.S.                                                664        731      -9
  Outside the U.S.                                               540        515      +5
                                                              ------     ------    ----

    Total Health                                               1,204      1,246      -3
                                                              ------     ------    ----

Deduct Intersegment Sales                                          0         (1)
                                                              ------     ------    ----

  Total Worldwide                                             $3,592     $3,542      +1
                                                              ======     ======    ====

SEGMENT SALES

In the Imaging segment, sales for the first quarter of 1994 to customers inside the U.S. reflect good gains when compared with the first quarter of 1993, as increased unit volumes were slightly offset by lower effective selling prices. Sales to customers outside the U.S. recorded a slight increase for the first quarter of 1994 when compared with the first quarter of 1993. The effects of good gains in unit volumes were only partially offset by lower effective selling prices and unfavorable foreign currency rate changes. Worldwide volume gains were led by Ektacolor papers, Kodacolor films and single-use cameras.

In the Information segment, 1994 first quarter sales inside the U.S. were level with sales for the first quarter of 1993. Outside the U.S., sales in the first quarter of 1994 increased slightly when compared with sales for the comparable period a year ago as moderate volume increases were slightly offset by lower effective selling prices.

In the Health segment, sales to customers inside the U.S. in the first quarter of 1994 were down when compared with the first quarter of 1993 due to decreases in unit volumes. Sales to customers outside the U.S. in the first quarter of 1994 recorded moderate gains over the comparable period of a year ago primarily due to gains in unit volumes. Increases in sales outside the U.S. were led by Sterling Winthrop, health sciences and clinical diagnostics products.

- ------------------------------------------------------------------------------

COSTS AND EXPENSES
                                                                      First Quarter
(in millions)                                                    1994       1993    Change
Cost of goods sold                                             $1,791     $1,752      +2%
  Percent of Sales                                               49.9%      49.5%
Marketing and administrative expenses                          $1,116     $1,190      -6%
  Percent of Sales                                               31.1%      33.6%
Research and development costs                                    315     $  308      +2%
  Percent of Sales                                                8.8%       8.7%

- ------------------------------------------------------------------------------

Earnings from Operations by Industry Segment
(in millions)
                                          First Quarter

                                  1994       1993      Change
Imaging                          $ 180      $ 133       +35%
 Percent of Sales                 12.2%       9.5%

Information                      $  52      $  43       +21%
 Percent of Sales                  5.7%       4.8%

Health                           $ 138      $ 118       +17%
 Percent of Sales                 11.5%       9.5%
                                 -----      -----     -----
Total                            $ 370      $ 294       +26%
                                 =====      =====     =====

- ------------------------------------------------------------------------------
SEGMENT EARNINGS

Operating earnings for the Imaging segment for the first quarter of 1994 increased when compared with the first quarter of last year, as the benefits from increased unit volumes, manufacturing productivity and more efficient utilization of marketing and administrative activity were only partially offset by lower effective selling prices, cost escalation and the unfavorable effects of foreign currency rate changes and related hedging activities.

Information segment operating earnings for the 1994 first quarter increased over the first quarter of a year ago, as the benefits from more efficient utilization of marketing and administrative activity were only partially offset by cost escalation.

Health segment operating earnings for the first quarter of 1994 increased when compared with the first quarter of last year, as the benefits from more efficient utilization of marketing and administrative activity, manufacturing productivity, a gain from the sale of technology and lower research and development activity were only partially offset by lower unit volumes and cost escalation.

- ------------------------------------------------------------------------------

OTHER REVENUES AND COSTS

Earnings from equity interests and other revenues for the first quarter of 1994 decreased from the 1993 first quarter. This comparison was adversely affected by $56 million of gains from the sales of assets and other items in the first quarter of 1993. Interest expense for the 1994 first quarter increased when compared with the 1993 first quarter due to higher effective interest rates and lower capitalized interest in 1994.

- ------------------------------------------------------------------------------

CURRENCY TRANSACTIONS AND TRANSLATION

The net effect from foreign exchange transactions, related hedging activities, and the translation of net monetary items in hyper-inflationary economies was a loss of $51 million in the 1994 first quarter, compared with a loss of $14 million in the first quarter last year.

- ------------------------------------------------------------------------------

CASH DIVIDENDS

During the first quarters of 1994 and 1993, cash dividends of 40 cents per share and 50 cents per share were declared on the Company's common stock, respectively. This change in the dividend disbursement resulted from the spin-off of the Company's worldwide chemical business through a tax-free dividend to its shareowners on December 31, 1993. For every four Eastman Kodak Company shares owned, shareowners received one share of Eastman Chemical Company stock. Total dividends declared in the first quarters of 1994 and 1993 were $132 million and $163 million, respectively.

FINANCIAL POSITION

Cash and marketable securities were $1,290 million at the end of the first quarter of 1994, compared with $1,966 million at year-end 1993. The decrease is primarily due to the repayment of borrowings and a maturing interest rate swap and the termination of a receivables financing program. Receivables were $3,359 million, down from $3,463 million at year-end 1993. Worldwide inventories were $2,150 million, up from $1,913 million at year-end 1993. Working capital at the end of the quarter decreased to $1,473 million compared with $3,111 million at year-end 1993. The decrease was primarily due to the reclassification of $1,058 million of zero coupon convertible subordinated debentures, called in March, 1994, from long-term to short-term borrowings as of March 31, 1994. These debentures were redeemed for cash by the Company on April 1, 1994. Total borrowings decreased $410 million from year-end 1993. The Company expects to have positive operating cash flow for the year. Proceeds from the sale of certain Health segment businesses are expected to be used to reduce debt.


CAPITAL ADDITIONS

Capital additions for the first quarter of 1994 were $180 million compared with $277 million for the first quarter of 1993. The provision for depreciation for the first quarter of 1994 was $212 million, compared with $236 million for the first quarter of last year.

- ------------------------------------------------------------------------------

                         Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings


The Company is in discussion with the Environmental Protection Agency ("EPA") and the Environment and Natural Resources Division of the U.S. Department of Justice concerning the EPA/NEIC (National Enforcement Investigations Center) investigation of the Company's Kodak Park site in Rochester, New York. As a result of the investigation, the Company expects to incur a civil fine of at least $100,000 for violations of federal environmental laws and regulations.

The Company is participating in the EPA's Toxic Substances Control Act ("TSCA") Section 8 (e) Compliance Audit Program. As a participant, the Company has agreed to audit its files for materials which under current EPA guidelines would be subject to notification under Section 8 (e) of TSCA and to pay stipulated penalties for each report submitted under this program. The Company anticipates that its liability under the Program will be $1,000,000.

In addition to the foregoing environmental actions, the Company has been designated as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the "Superfund" law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at fewer than twenty Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have similarly been designated at these sites and, although the law imposes joint and several liability on PRPs, as a practical matter costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial condition or results of operations.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations, and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial condition, or results of operations.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required as part of this report are listed in the index appearing on page 12.

         (b) Reports on Form 8-K
             No reports on Form 8-K were filed or required to be filed for the quarter ended March 31, 1994.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              EASTMAN KODAK COMPANY
                                                  (Registrant)




                                         C. M. Hamilton, General Comptroller,
                                         Principal Accounting Officer and
                                         Duly Authorized Officer

Date  May 13, 1994

                Eastman Kodak Company and Subsidiary Companies

                              Index to Exhibits


Exhibit Number                                                        Page No.

   (11)  Statement Re Computation of Earnings Per Common Share            13

   (99)  Additional Exhibit: Kodak's CEO Unveils New Corporate
         Strategy                                                         16

                Eastman Kodak Company and Subsidiary Companies
                                                                  Exhibit (11)
                   Computation of Earnings Per Common Share
                                                          First Quarter
                                                        1994          1993
                                                     (in millions, except
                                                      per share amounts)
PRIMARY:

Earnings from continuing operations before
 income taxes                                         $  160       $   160

Provision for income taxes from continuing
 operations                                               66            66
                                                      ------       -------
Earnings from continuing operations before
 extraordinary item and cumulative effect of
  changes in accounting principle                         94            94

Earnings from discontinued operations before
 cumulative effect of changes in accounting
  principle                                               -             55
                                                      ------       -------
Earnings before extraordinary item and
 cumulative effect of changes
  in accounting principle                                 94           149

Extraordinary item                                       (12)           -
                                                      ------       -------
Earnings before cumulative effect of changes
 in accounting principle                                  82           149
                                                      ------       -------
Cumulative effect of changes in accounting
 principle from continuing operations                     -         (1,723)

Cumulative effect of changes in accounting
 principle from discontinued operations                   -           (445)
                                                      ------       -------
Total cumulative effect of changes in
 accounting principle                                     -         (2,168)
                                                      ------       -------
          Net Earnings (Loss)                         $   82       $(2,019)
                                                      ======       =======

Average number of common shares outstanding            330.7         326.7
                                                      ------       -------
Primary earnings per share from continuing
 operations before extraordinary item and
  cumulative effect of changes in accounting
   principle                                          $  .29       $   .29

Primary earnings per share from discontinued
 operations before cumulative effect of
  changes in accounting principle                         -            .17
                                                      ------       -------
Primary earnings per share before
 extraordinary item and cumulative effect of
  changes in accounting principle                        .29           .46

Extraordinary item                                      (.04)           -
                                                      ------       -------
Primary earnings per share before cumulative
 effect of changes in accounting principle               .25           .46
                                                      ------       -------
Cumulative effect of changes in accounting
 principle from continuing operations                     -          (5.28)

Cumulative effect of changes in accounting
 principle from discontinued operations                   -          (1.36)
                                                      ------       -------
Total cumulative effect of changes in
 accounting principle                                     -          (6.64)
                                                      ------       -------
Primary earnings (loss) per share                     $  .25       $ (6.18)
                                                      ======       =======


                Eastman Kodak Company and Subsidiary Companies
                                                                Exhibit (11)
                                                                (Continued)
                   Computation of Earnings Per Common Share
                                                          First Quarter
                                                       1994           1993
                                                     (in millions, except
                                                      per share amounts)
FULLY DILUTED:

Earnings from continuing operations
 before extraordinary item and cumulative
  effect of changes in accounting principle           $  94        $    94

Add after-tax interest expense applicable to:
 6 3/8% convertible debentures (1)                       -              -
 Zero coupon convertible debentures (1)                  -              -
                                                      -----        -------
Adjusted earnings from continuing
 operations before extraordinary item and
  cumulative effect of changes in
   accounting principle                                  94             94

Earnings from discontinued operations
 before cumulative effect of changes in
  accounting principle                                   -              55
                                                      -----        -------
Adjusted earnings before extraordinary item
 and cumulative effect of changes in
  accounting principle                                   94            149

Extraordinary item                                      (12)            -
                                                      -----        -------
Adjusted earnings before cumulative effect
 of changes in accounting principle                      82            149
                                                      -----        -------
Cumulative effect of changes in accounting
 principle from continuing operations                    -          (1,723)

Cumulative effect of changes in accounting
 principle from discontinued operations                  -            (445)
                                                      -----        -------
Total cumulative effect of changes in
 accounting principle                                    -          (2,168)
                                                      -----        -------
Adjusted net earnings                                 $  82        $(2,019)
                                                      =====        =======

(1) 6 3/8% convertible debentures and zero coupon convertible debentures were anti-dilutive in both years.

                Eastman Kodak Company and Subsidiary Companies
                                                                  Exhibit (11)
                                                                  (Continued)
                   Computation of Earnings Per Common Share
                                                          First Quarter
                                                        1994         1993
                                                     (in millions, except
                                                       per share amounts)
Average number of common shares outstanding            330.7        326.7
Add-incremental shares under option                      3.4          3.2
Add-incremental shares applicable to:
 6 3/8% convertible debentures (1)                       -            -
 Zero coupon convertible debentures (1)                  -            -
                                                      ------       ------
Adj'd avg. number of shares outstanding                334.1        329.9
                                                      ------       ------
Fully diluted earnings per share from
 continuing operations before extraordinary
  item and cumulative effect of changes in
   accounting principle                               $  .29       $  .29

Fully diluted earnings per share from
 discontinued operations before cumulative
  effect of changes in accounting principle               -           .17
                                                      ------       ------
Fully diluted earnings per share before
 extraordinary item and cumulative effect of
  changes in accounting principle                        .29          .46

Extraordinary item                                      (.04)          -
                                                      ------       ------
Fully diluted earnings per share before
 cumulative effect of changes in
  accounting principle                                   .25          .46
                                                      ------       ------
Cumulative effect of changes in accounting
 principle from continuing operations                    -          (5.28)

Cumulative effect of changes in accounting
 principle from discontinued operations                  -          (1.36)
                                                      ------       ------
Total cumulative effect of changes in
 accounting principle                                    -          (6.64)
                                                      ------       ------
Fully diluted earnings (loss) per share               $  .25       $(6.18)
                                                      ======       ======

(1) 6 3/8% convertible debentures and zero coupon convertible debentures were anti-dilutive in both years.

                                                                 Exhibit (99)

KODAK'S CEO UNVEILS
NEW CORPORATE STRATEGY

Rochester, N.Y., May 3--Eastman Kodak Company today revealed a new corporate strategy that will focus the company's resources and management attention exclusively on its imaging businesses.

"Imaging offers Kodak tremendous opportunities for long-term success and growth. It is the business Kodak knows best, built on over a century of brand strength, marketing know-how, and technological leadership," said George M.
C. Fisher, Kodak's Chairman, President, and CEO. "To achieve maximum success, we have concluded that we must commit our entire resource base to imaging opportunities and divest non-core businesses."

To realize this strategy, Kodak intends to divest the pharmaceutical and consumer health products subsidiary, Sterling Winthrop Inc.; the personal care and household products business, L&F Products; and the Clinical Diagnostics Division. These businesses currently generate approximately $3.7 billion of the company's annual revenues.

"Our goal is to divest these businesses in an orderly and responsible manner that optimizes value for Kodak," Fisher said.

Kodak will retain its X-ray film and electronics-based medical, cardiology, and dental diagnostic imaging business, the Health Sciences Division, because it plays a vital role in its imaging strategy.

KODAK MISSION
Fisher noted, "Our mission must be to build a highly-profitable, results-oriented company based on a sound value system that emphasizes five key values. These values are the operating principles we will use with our customers, employees, shareholders, suppliers, and the communities in which we live and work." The key values are:
*       Respect for the individual;
*       Uncompromising integrity in everything we do;
*       Trust;
*       Credibility;
*       Continuous improvement.
"We will rebuild this corporation on a platform based on those five values," he added.

He stressed that the company will focus on profitable participation in the five links of the imaging chain: image capture, processing, storage, output, and delivery of images for people and machines anywhere in Kodak's worldwide market. Kodak will emphasize the sale of imaging consumables in support of its mission, and will broaden its pursuit to include those digital electronic imaging arenas in which Kodak can profitably compete.

Fisher said the company will ensure that:
* Kodak's customers--and the ultimate consumer--are satisfied; and hence, Kodak's worldwide market share increases;
* Kodak's employees are energized, fulfilled, and productive, and hence continue to show their loyalty, dedication, and winning spirit;
* Kodak achieves superior financial results which provide attractive returns for its shareholders, and hence rewards Kodak with long-term investment in its stock.

Fisher explained that Kodak will accomplish its business mission by driving three imperatives: total customer satisfaction, total employee satisfaction, and return on net asset (RONA) improvement.

                                                                 Exhibit (99)
                                                                 (continued)

RONA IMPROVEMENT PROGRAM
Fisher announced he is leading a new effort, the "RONA Improvement Program." This consists of ten initiatives that will significantly improve both after-tax profits and asset utilization, and deliver top-line revenue growth. Each project will have a team champion, with Fisher directly responsible for two: Growth of Market and Cycle Time Improvement. The ten RONA Improvement Program initiatives are:
*       Growth of Market
*       Asset Management
*       Span-of-Control
*       Cost of Quality
*       R&D Productivity
*       Marketing Opportunities
*       Portfolio Review
*       Process Reengineering
*       Cycle Time Improvement
*       Policy Opportunities
Fisher further explained, "Pursuing growth for Kodak is not synonymous with throwing money at the great information 'super highway in the sky,' or at digital electronics for imaging as we might have in the past. Our growth strategies must apply equally to our traditional silver halide film business as well as to our digital imaging opportunities.

"Rather than simply take an ax to budgets and manpower, we are trying to change, in significant ways, how this company operates," Fisher explained.

DIVESTMENT PLANS
By divesting the non-imaging businesses, three purposes are served. First and foremost, Kodak can move quickly to achieve significant debt reduction and a stronger balance sheet. Second, Kodak can commit its management attention and resources to improving the current performance of its core imaging businesses. And third, the company will strategically attack a broader array of imaging opportunities around the world to build an exciting and financially sound Kodak of the future--a company which is highly profitable with modest growth--and more profitable when it achieves better sales growth.

Fisher noted that the divestment plan also will better position the non-imaging businesses to achieve their full potential as central elements in core strategies under new ownership. Kodak noted that Sterling Winthrop's alliance partner, Elf Sanofi, has the right of first refusal to purchase the pharmaceutical alliance portion of the business. Kodak has retained the investment banking firm, Goldman Sachs, to assist in this transaction.

"The businesses we intend to divest are sound--with excellent prospects. Their current performance compares quite favorably with peer health and household products companies," Fisher added. "Kodak is now focused on its core strength, which is both our heritage and our future."

Fisher emphasized, "It's not going to be business as usual. There is a new Kodak, and it is moving swiftly and aggressively to achieve profitable growth."