Form 10-Q
period 1994-06-30
EASTMAN KODAK CO
filed 1994-08-15
CIK 31235

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


           X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 1994

                                   or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                       Number of Shares Outstanding at
                Class                           June 30, 1994
     Common Stock, $2.50 par value               339,187,488

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions)                                      Second Quarter            First Half-Year
                                                   1994      1993            1994       1993
REVENUES
  Sales                                          $3,425    $3,353          $6,180     $6,021
  Earnings from equity interests and other
    revenues                                         44        54              68        129
                                                 ------    ------          ------    -------
         TOTAL REVENUES                           3,469     3,407           6,248      6,150
                                                 ------    ------          ------    -------
COSTS
  Cost of goods sold                              1,782     1,644           3,252      3,063
  Marketing and administrative expenses             925       883           1,672      1,670
  Research and development costs                    230       220             434        417
  Interest expense                                   28        53              85        104
  Other charges                                      37        34             108         81
                                                 ------    ------          ------    -------
          TOTAL COSTS                             3,002     2,834           5,551      5,335
                                                 ------    ------          ------    -------
Earnings from continuing operations
 before income taxes                                467       573             697        815
Provision for income taxes from continuing
 operations                                         172       223             257        317
                                                 ------    ------          ------    -------
Earnings from continuing operations before
 extraordinary item and cumulative effect of
  changes in accounting principle                   295       350             440        498

Earnings (loss) from discontinued operations
 before cumulative effect of changes in
  accounting principle                              (30)       33             (81)        34
                                                 ------    ------          ------    -------
Earnings before extraordinary item and
 cumulative effect of changes
  in accounting principle                           265       383             359        532

Extraordinary item                                   (1)      (12)            (13)       (12)
                                                 ------    ------          ------    -------
Earnings before cumulative effect of changes
 in accounting principle                            264       371             346        520
                                                 ------    ------          ------    -------
Cumulative effect of changes in accounting
 principle from continuing operations                -         -               -      (1,649)

Cumulative effect of changes in accounting
 principle from discontinued operations              -         -               -        (519)
                                                 ------    ------          ------    -------
Total cumulative effect of changes in
 accounting principle                                -         -               -      (2,168)
                                                 ------    ------          ------    -------
          NET EARNINGS (LOSS)                    $  264    $  371          $  346    $(1,648)
                                                 ======    ======          ======    =======

- - ----------------------------------------------------------------------------------------------
                              See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS (Continued)
                                                   Second Quarter            First Half-Year
                                                   1994      1993            1994      1993
Primary earnings per share from continuing
 operations before extraordinary item and
  cumulative effect of changes in accounting
   principle                                     $  .88    $ 1.07          $ 1.33    $ 1.53

Primary earnings (loss) per share from
 discontinued operations before cumulative
  effect of changes in accounting principle        (.09)      .10            (.25)      .10
                                                 ------    ------          ------    ------
Primary earnings per share before
 extraordinary item and cumulative effect of
  changes in accounting principle                   .79      1.17            1.08      1.63

Extraordinary item                                   -       (.04)           (.04)     (.04)
                                                 ------    ------          ------    ------
Primary earnings per share before cumulative
 effect of changes in accounting principle          .79      1.13            1.04      1.59
                                                 ------    ------          ------    ------
Cumulative effect of changes in accounting
 principle from continuing operations                -        -                -      (5.05)

Cumulative effect of changes in accounting
 principle from discontinued operations              -        -                -      (1.59)
                                                 ------    ------          ------    ------
Total cumulative effect of changes in
 accounting principle                                -        -                -      (6.64)
                                                 ------    ------          ------    ------
Primary earnings (loss) per share                $  .79    $ 1.13          $ 1.04    $(5.05)
                                                 ======    ======          ======    ======

Fully diluted earnings per share from
 continuing operations before extraordinary
  item and cumulative effect of changes in
   accounting principle                          $  .87    $ 1.02          $ 1.31    $ 1.47

Fully diluted earnings (loss) per share from
 discontinued operations before cumulative
  effect of changes in accounting principle        (.09)      .09            (.25)      .09
                                                 ------    ------          ------    ------
Fully diluted earnings per share before
 extraordinary item and cumulative effect of
  changes in accounting principle                   .78      1.11            1.06      1.56

Extraordinary item                                   -       (.03)           (.04)     (.03)
                                                 ------    ------          ------    ------
Fully diluted earnings per share before
 cumulative effect of changes in
  accounting principle                              .78      1.08            1.02      1.53
                                                 ------    ------          ------    ------
Cumulative effect of changes in accounting
 principle from continuing operations                -        -                -      (5.05)

Cumulative effect of changes in accounting
 principle from discontinued operations              -        -                -      (1.59)
                                                 ------    ------          ------    ------
Total cumulative effect of changes in
 accounting principle                                -        -                -      (6.64)
                                                 ------    ------          ------    ------
Fully diluted earnings (loss) per share          $  .78    $ 1.08          $ 1.02    $(5.11)
                                                 ======    ======          ======    ======

- - ----------------------------------------------------------------------------------------------
                              See Notes to Financial Statements

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                                   Second Quarter            First Half-Year
                                                   1994      1993            1994       1993
(in millions)

RETAINED EARNINGS

Retained earnings at beginning of period         $4,417    $5,539          $4,469     $7,721
Net earnings (loss)                                 264       371             346     (1,648)
Cash dividends declared                            (133)     (164)           (265)      (327)
Other changes                                         4        -                2         -
- - ------                                           ------    ------          ------
         RETAINED EARNINGS at end of period      $4,552    $5,746          $4,552     $5,746
                                                 ======    ======          ======     ======

- - ----------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION:

Operations of subsidiary companies outside
 the U.S. included in Consolidated Statement of Earnings:

      Sales                                      $1,990    $1,944          $3,671     $3,565
      Earnings from operations                      155       165             293        238


- - ----------------------------------------------------------------------------------------------
                               See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                      June 30,        Dec. 31,
                                                        1994            1993
(in millions)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                            $   491         $ 1,635
Marketable securities                                    134             331
Receivables (net of allowances of $96 and $92)         3,178           2,817
Inventories                                            1,752           1,532
Deferred income tax charges                              432             339
Other                                                    182             203
                                                     -------         -------
     Total current assets                              6,169           6,857
                                                     -------         -------
PROPERTIES
Land, buildings and equipment at cost                 12,214          11,601
Less:  Accumulated depreciation                        6,906           6,574
                                                     -------         -------
     Net properties                                    5,308           5,027
                                                     -------         -------
OTHER ASSETS
Unamortized goodwill (net of accumulated
  amortization of $196 and $179)                         285             272
Long-term receivables and other
  noncurrent assets                                      916             912
Deferred income tax charges                              398             393
Net assets of discontinued operations                  5,358           5,349
                                                     -------         -------
     TOTAL ASSETS                                    $18,434         $18,810
                                                     =======         =======
- - --------------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES
Payables                                             $ 2,744         $ 2,877
Short-term borrowings                                  1,874             611
Taxes-income and other                                   352             384
Dividends payable                                        133             165
Deferred income tax credits                               43              16
                                                     -------         -------
     Total current liabilities                         5,146           4,053

OTHER LIABILITIES AND DEFERRED CREDITS
Long-term borrowings                                   4,467           6,727
Postemployment liabilities                             3,631           3,491
Other long-term liabilities                            1,189           1,183
Deferred income tax credits                               49              -
                                                     -------         -------
     Total liabilities                                14,482          15,454
                                                     -------         -------
SHAREOWNERS' EQUITY
Common stock at par*                                     964             948
Additional capital paid in or
   transferred from retained earnings                    495             213
Retained earnings                                      4,552           4,469
Accumulated translation adjustment                      (103)           (235)
                                                     -------         -------
                                                       5,908           5,395
Less: Treasury stock shares at cost*                   1,956           2,039
                                                     -------         -------
     Total shareowners' equity                         3,952           3,356
                                                     -------         -------
     TOTAL LIABILITIES AND SHAREOWNERS' EQUITY       $18,434         $18,810
                                                     =======         =======

* Common stock: $2.50 par value, 950 million shares authorized, 386 million shares issued as of June 30, 1994.  Treasury stock at cost consists of approximately 47 million shares on
June 30, 1994 and approximately 49 million shares on December 31, 1993.
- - -----------------------------------------------------------------------------------------------
                                See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                  First Half-Year
                                                                 1994          1993
(in millions)
Cash flows from operating activities:

Earnings from continuing operations before extraordinary
 item and cumulative effect of changes in
  accounting principle                                        $   440       $   498
Adjustments to reconcile above earnings to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                                 381           425
    Provision (benefit) for deferred taxes                        (12)            4
    Loss on sale and retirement of properties                      20            66
    Increase in receivables                                      (261)         (279)
    Increase in inventories                                      (165)         (144)
    Decrease in liabilities excluding borrowings                 (114)         (153)
    Other items, net                                              (96)         (288)
                                                              -------       -------
       Total adjustments                                         (247)         (369)
                                                              -------       -------
       Net cash provided by operating activities                  193           129
                                                              -------       -------

Cash flows from investing activities:
    Additions to properties                                      (627)         (438)
    Proceeds from sale of investments                              -             43
    Proceeds from sale of properties                               25             3
    Marketable securities - sales                                 199            -
                                                              -------       -------
        Net cash provided by (used in) investing activities      (403)         (392)
                                                              -------       -------

Cash flows from financing activities:
    Net increase in commercial paper borrowings
      of 90 days or less                                          805           480
    Proceeds from other borrowings                                 -            524
    Repayment of other borrowings                              (1,470)         (326)
    Dividends to shareowners                                     (297)         (327)
    Exercise of employee stock options                             21            60
    Other items                                                    -             18
                                                              -------       -------
        Net cash provided by (used in) financing activities      (941)          429
                                                              -------       -------
Effect of exchange rate changes on cash                             7            (4)
                                                              -------       -------

Net increase (decrease) in cash and cash equivalents           (1,144)          162
Cash and cash equivalents, beginning of year                    1,635           361
                                                              -------       -------
     Cash and cash equivalents, end of period                 $   491       $   523
                                                              =======       =======
- - ---------------------------------------------------------------------------------------
                           See Notes to Financial Statements

                        NOTES TO FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1993 Annual Report, except as noted below, and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. The statements are based in part on approximations and have not been audited by independent accountants. The annual statements will be audited by Price Waterhouse.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company has determined that it is not practicable to estimate the fair value of its investments in a number of entities. The recorded amount of such investments was
$45 million as of June 30, 1994. This amount is included in the other investments shown below.

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

The recorded amounts of certain financial instruments, such as cash and marketable securities and short-term borrowings, approximate their fair values and are excluded from the amounts below. The recorded amounts and estimated fair values of the Company's long-term borrowings and other financial instruments as of June 30, 1994 were as follows:

(in millions)                         Recorded Amount          Fair Value

Other investments                       $    50                 $    51
Long-term borrowings                     (4,467)                 (4,708)
Other instruments                          (688)                 (1,058)

EARNINGS PER COMMON SHARE

Fully diluted earnings per share is computed by dividing net earnings adjusted for after-tax interest expense associated with convertible securities by the average number of common shares outstanding, common stock equivalents related to dilutive stock options, and common shares issuable upon conversion of such convertible securities. Fully dilutive earnings per share relating to the cumulative effect of changes in accounting principle were anti-dilutive. The number of common shares used to compute earnings per share amounts was as follows:

- - -----------------------------------------------------------------------------
                                      Second Quarter          First Half-Year
(in millions)                         1994      1993          1994      1993
- - ------------------------------------------------------------------------------

Primary                              332.8     327.8         331.8     327.2
Fully Diluted                        337.6     356.5         336.5     355.9

- - ------------------------------------------------------------------------------

CASH FLOW INFORMATION

Certain debt issues have been converted to non-cash equity transactions and are not reflected in the Consolidated Statement of Cash Flows.

DISCONTINUED OPERATIONS

On May 3, 1994, the Company announced its intent to divest the following non-imaging health businesses: the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., L&F Products and the Clinical Diagnostics Division. Beginning with the second quarter of 1994, these three businesses comprise the Health segment, which is being reported as a discontinued operation with results for prior periods restated. On June 23, 1994, the Company announced Sanofi has agreed to acquire the pharmaceutical business of Sterling Winthrop Inc. for $1.675 billion in cash and its interest in the "Over the Counter" alliance with Sterling Winthrop Inc. Sanofi's interest in the "Over the Counter" alliance will be transferred to Sterling Winthrop Inc. The Company expects to complete the transaction upon receipt of regulatory approvals. In addition, the Company is actively negotiating with potential buyers for the other non-imaging health businesses and anticipates closing dates for these transactions over the next few months.

As of June 30, 1994, the Company concluded that a measurement date had occurred for the non-imaging health businesses. Accordingly, the financial statement information related to these businesses has been presented on one line in the Consolidated Statement of Financial Position, "net assets from discontinued operations", and in the "discontinued operations" line of the Consolidated Statement of Earnings. The amounts presented for prior periods have been restated for appropriate comparability. The "net assets from discontinued operations" represents the assets intended to be sold offset by the liabilities anticipated to be assumed by the buyers of these businesses. The amounts presented in the Consolidated Statement of Earnings for prior periods have been restated to reflect the allocation of interest expense to discontinued operations. The allocation of interest expense was performed by reference to the interest expense on indebtedness that is anticipated to be repaid from the net proceeds received from the sales.

The Company currently does not anticipate an overall loss on the sales including income from operations during the phase-out period which is estimated to end on or about December 31, 1994. Consequently, all gains estimated at this time will be recognized by the Company as such transactions close and income from operations will be recognized in the period earned.

Summarized results of the Health businesses, including the allocation of interest expense, are as follows:

                                               Second Quarter           First Half-Year
(in millions)                                 1994        1993         1994         1993
Sales                                       $  963      $  912       $1,800       $1,786
                                            ======      ======       ======       ======

Earnings (loss) before income taxes         $  (14)     $  (57)      $  (84)      $ (139)
Provision (benefit) for income taxes            16         (11)          (3)         (39)
                                            ------      ------       ------       ------
Earnings (loss) before cumulative effect
 of changes in accounting principle         $  (30)     $  (46)      $  (81)      $ (100)
                                            ======      ======       ======       ======

Interest expense included in earnings before income taxes was $114 million and $116 million for the three month periods ended June 30, 1994 and 1993, respectively. Interest expense included in earnings before income taxes was $229 million and $231 million for the six month periods ended June 30, 1994 and 1993, respectively.

Net assets of the Health businesses as reported in the Consolidated Statement of Financial Position are comprised of the following:

                                            June 30,    Dec. 31,
(in millions)                                 1994        1993

Current assets                              $1,317      $1,165
Land, buildings and equipment, net           1,334       1,339
Other assets                                 4,187       4,281
                                            ------      ------
     Total assets                            6,838       6,785
                                            ------      ------
Current liabilities                            880         857
Long-term borrowings                           131         126
Other liabilities                              469         453
                                            ------      ------
     Total liabilities                       1,480       1,436
                                            ------      ------
     Net assets of discontinued
       operations                           $5,358      $5,349
                                            ======      ======

On June 15, 1993, the Company announced a plan to spin-off its Eastman Chemical Company operations, which was completed by December 31, 1993.

Summarized results of the Chemicals segment, including the allocation of interest expense, are as follows:

                                            Second        First
                                            Quarter     Half-Year
(in millions)                                1993         1993

Earnings before cumulative effect of
 changes in accounting principle             $ 79         $134
                                             ====         ====

RECLASSIFICATIONS

Certain other 1993 financial statement amounts have been reclassified to conform to the 1994 presentation.


                                    C. Michael Hamilton, General Comptroller
                                    August 15, 1994

Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except                   Second Quarter               First Half-Year
earnings per share)                1994      1993    Change     1994       1993    Change
Sales from continuing operations $3,425    $3,353      +2%    $6,180     $6,021      +3%
Earnings (loss) from operations
 before extraordinary item and
  cumulative effect of changes
   in accounting principle:
    Continuing                      295       350                440        498
    Discontinued-Health             (30)      (46)               (81)      (100)
    Discontinued-Chemicals           -         79                 -         134
Net earnings (loss)                 264       371                346     (1,648)
Primary earnings (loss)
 per share                          .79      1.13               1.04      (5.05)
Fully diluted earnings (loss)
 per share                          .78      1.08               1.02      (5.11)

Sales from continuing operations of $3,425 million for the second quarter of 1994 and $6,180 million for the first half-year were slightly higher than sales for the comparable periods of last year. Earnings from continuing operations for the quarter and year to date benefited from higher volumes and manufacturing productivity gains, but were adversely affected by cost escalation and lower effective selling prices. In addition, when comparing 1994 second quarter and year-to-date results with last year, the overall impact of currency effects was negative. This is partially attributable to the positive effect in 1993 of strategic hedges. Net earnings from continuing operations for the quarter and year to date were also adversely affected by approximately $30 million ($.09 per share) for adjustments relating to inventory valuations and revenue on certain service agreements. The loss from the discontinued health operations was attributable to the allocation of interest expense in the quarter and year to date. Net earnings for the first half of both years included an extraordinary charge of $.04 per share related to the early extinguishment of debt.

The net loss for the first half of 1993 was due to an after-tax charge of $2.17 billion ($6.64 per share) associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 112, Employers' Accounting for Postemployment Benefits effective as of January 1, 1993.

On May 3, 1994, the Company announced its intent to divest the following non-imaging health businesses: the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., L&F Products and the Clinical Diagnostics Division. Beginning with the second quarter of 1994, these businesses are being reported as discontinued operations with results for prior periods restated. On June 23, 1994, the Company announced Sanofi has agreed to acquire the pharmaceutical business of Sterling Winthrop Inc. for $1.675 billion in cash and its interest in the "Over the Counter" alliance with Sterling Winthrop Inc. The Company expects to complete the transaction upon receipt of regulatory approvals. In addition, the Company is actively negotiating with potential buyers for the other non-imaging health businesses and anticipates closing dates for these transactions over the next few months.

On June 15, 1993, the Company announced a plan to spin-off its Eastman Chemical Company operations, which was completed by December 31, 1993.

In conjunction with the Company's announced intention to refocus its attention on its consumer and commercial imaging businesses, the Company has changed its segments for financial reporting purposes, effective with the second quarter of 1994. The Consumer Imaging business unit, which was previously reported in the former Imaging segment, is now reported as a separate segment. The new Commercial Imaging segment includes the other business units from the former Imaging segment, the business units from the former Information segment, digital and applied imaging operations and the Health Sciences business unit, which was previously included in the Health segment. Data for prior periods have been restated to conform with the 1994 presentation.

On August 12, 1994, the Company purchased from the Actava Group Inc. its 50% interest in Qualex Inc. for $150 million, $50 million to Actava at the closing and the remaining $100 million without interest in two installments over the next twelve months.  As a result of this transaction, Qualex Inc. became a wholly owned subsidiary of the Company and its financial statements will be consolidated with those of the Company beginning in the third quarter of 1994.
- - ------------------------------------------------------------------------------

SEGMENT SALES

In the Consumer Imaging segment, sales to customers inside the U.S. increased moderately for the quarter and were up slightly year to date, when compared with sales for the same periods of 1993, due primarily to volume. Outside the U.S., sales recorded a slight increase in the quarter and year to date compared with last year, as good increases in unit volumes were partially offset by the unfavorable effects of lower effective selling prices and foreign currency rate changes. Worldwide volume gains in the second quarter and first half of 1994 were led by Ektacolor papers, Kodacolor 35mm films and single-use cameras.

In the Commercial Imaging segment, sales to customers inside the U.S. were essentially level for the quarter and year to date when compared with 1993, as higher volumes were offset by lower effective selling prices. Sales to customers outside the U.S. increased slightly in the quarter and year to date as the benefits from increased unit volumes were partially offset by lower effective selling prices in both periods.

In the Health businesses, whose results are now being reported as discontinued operations, sales to customers inside the U.S. increased moderately for the quarter and declined slightly year to date when compared with 1993. The second quarter increase was driven by volume gains. Outside the U.S., moderate gains in the quarter and year to date, when compared with the similar periods of 1993, resulted from increases in effective selling prices and unit volumes, partially offset by the unfavorable effects of foreign currency rate changes. Worldwide sales increases in the second quarter were led by L&F Products.

Sales by Segment
                                       Second Quarter               First Half-Year
(in millions)                      1994      1993    Change     1994        1993   Change
Sales from Continuing Operations
Consumer Imaging
  Inside the U.S.                $  670    $  636      +5%    $1,001     $   959     +4%
  Outside the U.S.                  896       876      +2      1,564       1,510     +4
                                 ------    ------    ----     ------     -------   ----
    Total Consumer Imaging        1,566     1,512      +4      2,565       2,469     +4
                                 ------    ------    ----     ------     -------   ----
Commercial Imaging
  Inside the U.S.                   956       960       0      1,865       1,839     +1
  Outside the U.S.                  903       882      +2      1,750       1,715     +2
                                 ------    ------    ----     ------     -------   ----
    Total Commercial Imaging      1,859     1,842      +1      3,615       3,554     +2
                                 ------    ------    ----     ------     -------   ----
Deduct Intersegment Sales            -         (1)                -           (2)
                                 ------    ------    ----     ------     -------   ----
  Total Sales from
   Continuing Operations          3,425     3,353      +2      6,180       6,021     +3
                                 ------    ------    ----     ------     -------   ----

Sales from Discontinued Operations

Chemicals
  Inside the U.S.                    -        689                -         1,352
  Outside the U.S.                   -        341                -           651
                                 ------    ------    ----     ------     -------   ----
    Total Chemicals                  -      1,030                -         2,003
                                 ------    ------    ----     ------     -------   ----
Health
  Inside the U.S.                   582       548      +6      1,071       1,095      -2
  Outside the U.S.                  381       364      +5        729         691     +5
                                 ------    ------    ----     ------     -------   ----
    Total Health                    963       912      +6      1,800       1,786     +1
                                 ------    ------    ----     ------     -------   ----
Deduct Intersegment Sales           -         (72)              -           (145)
                                 ------    ------             ------     -------
Total Sales from Discontinued
 Operations                         963     1,870              1,800       3,644
                                 ------    ------             ------     -------

Total Worldwide Sales including
 Discontinued Operations         $4,388    $5,223             $7,980     $ 9,665
                                 ======    ======             ======     =======

- - ----------------------------------------------------------------------------

COSTS AND EXPENSES
                                       Second Quarter               First Half-Year
(in millions)                      1994      1993    Change     1994       1993    Change
Cost of goods sold               $1,782    $1,644     +8%     $3,252     $3,063      +6%
  Percent of Sales                 52.0%     49.0%              52.6%      50.9%
Marketing and administrative
 expenses                        $  925    $  883     +5%     $1,672     $1,670       0%
  Percent of Sales                 27.0%     26.3%              27.1%      27.7%
Research and development costs   $  230    $  220     +5%     $  434     $  417      +4%
  Percent of Sales                  6.7%      6.6%               7.0%       6.9%


Cost of goods sold for the second quarter of 1994 included goodwill amortization of $9 million compared with $7 million in the second quarter of 1993. For the first half of 1994, goodwill amortization was $17 million compared with $13 million for the first half of 1993. Marketing and administrative expenses increased in the quarter and were level for the year to date when compared with 1993. Research and development costs recorded a moderate increase in the quarter and were up slightly year-to-date when compared with last year.

SEGMENT EARNINGS

Consumer Imaging operating earnings for the quarter were lower when compared with the 1993 second quarter, as the benefits of increased unit volumes and manufacturing productivity gains were more than offset by cost escalation, higher marketing and administrative expenses, lower effective selling prices and unfavorable foreign currency rate changes. Year-to-date Consumer Imaging operating earnings increased moderately, as the benefits of increased unit volumes and manufacturing productivity gains were only partially offset by cost escalation, lower effective selling prices and unfavorable foreign currency rate changes. In addition, the 1993 second quarter and year to date benefited from the positive effect of strategic currency hedges.

Commercial Imaging segment operating earnings for the second quarter and year to date were substantially lower than earnings for the comparable periods a year ago. In the quarter, the benefits of increased unit volumes were more than offset by cost escalation and lower effective selling prices. Year to date, increased unit volumes, manufacturing productivity gains and lower marketing and administrative expenses were more than offset by cost escalation, lower effective selling prices and unfavorable foreign currency rate changes. In addition, earnings for the quarter and year to date were adversely affected by approximately $48 million before-tax for adjustments relating to inventory valuations and revenue on certain service agreements.

The operating earnings of the Health businesses, which are now being reported as discontinued operations, increased sharply for the quarter and posted excellent gains year to date when compared with the comparable periods of 1993. In the quarter, the benefits of increased unit volumes, lower marketing and administrative expenses and higher effective selling prices more than offset cost escalation. Year to date, the favorable impacts of lower marketing and administrative expenses and higher effective selling prices were only partially offset by cost escalation.

- - ------------------------------------------------------------------------------

Earnings from
 Operations by Segment
                                          Second Quarter                First Half-Year
(in millions)
                                     1994      1993    Change       1994       1993     Change
Earnings from Operations from
 Continuing Operations

Consumer Imaging                   $  384    $  404      -5%      $  487     $  466       +5%
  Percent of Sales                   24.5%     26.7%                19.0%      18.9%

Commercial Imaging                 $  105    $  208     -50%      $  329     $  401      -18%
  Percent of Sales                    5.6%     11.3%                 9.1%      11.3%
                                   ------    ------    ----       ------     ------     ----
Total Earnings from Operations
 from Continuing Operations        $  489    $  612     -20%      $  816     $  867       -6%
                                   ------    ------    ----       ------     ------     ----

Earnings from Operations from
 Discontinued Operations

Chemicals                              -     $  138                   -      $  250
  Percent of Sales                     -       13.4%                  -        12.5%

Health                             $  101    $   73     +38%      $  144     $  112      +29%
  Percent of Sales                   10.5%      8.0%                 8.0%       6.3%
                                   ------    ------               ------     ------
Total Earnings from Operations
 from Discontinued Operations      $  101    $  211               $  144     $  362
                                   ------    ------               ------     ------
Total Earnings from Operations
 including Discontinued Operations $  590    $  823               $  960     $1,229
                                   ======    ======               ======     ======
- - --------------------------------------------------------------------------------------------

OTHER REVENUES AND COSTS

Earnings from equity interests and other revenues were lower in the quarter and year to date when compared with the comparable periods of 1993. The reason for the decrease was the inclusion of approximately $15 million in the 1993 second quarter and $71 million in the 1993 year to date for gains from the sale of assets and other items. The net effect from foreign exchange transactions was a loss of $6 million in the quarter and a loss of $44 million for the first half of 1994 compared with no gain or loss in the 1993 second quarter and a loss of $22 million in the 1993 year to date, respectively. The year-to-date effective tax rate, including discontinued operations, was 41.5% for 1994 and 41.1% for 1993. For continuing operations, the year-to-date effective tax rate was 36.9%, compared with 38.9% for the first half of 1993.

- - ------------------------------------------------------------------------------

Net Earnings (Loss)

                              Second Quarter               First Half-Year
                           1994     1993    Change       1994     1993     Change
(in millions)
Amount                     $264     $371     -29%        $346  $(1,648)       -
  Percent of Sales          7.7%    11.1%                 5.6%

- - -----------------------------------------------------------------------------------

CASH DIVIDENDS

During the second quarter of 1994, a cash dividend of $133 million (40 cents per share) was declared on the Company's common stock. Total dividends declared for the year-to-date period amounted to $265 million (80 cents per share). Total dividends declared during the first six months of 1993 were $327 million ($1.00 per share).

FINANCIAL POSITION

Cash and marketable securities were $625 million at the end of the second quarter, compared with $1,966 million at year-end 1993. In connection with the spin-off of the worldwide chemical business at the end of 1993, the Company borrowed $1.8 billion in December, 1993. The borrowings were subsequently assumed by the worldwide chemical business on December 31,1993. The proceeds from the borrowings, which were retained by Kodak, were used during the first half of 1994 to redeem debt, and terminate a Master Lease agreement and a Sale of Receivables program. As a result, working capital at the end of the quarter decreased to $1,023 million compared with $2,789 million at year-end 1993. Total borrowings decreased $997 million from year-end 1993. The increase in Capital Stock and Additional Paid-In-Capital since year-end 1993 is primarily attributable to the partial conversion of the 6 3/8% convertible subordinated debentures and zero coupon convertible subordinated debentures into Company stock. The Company expects to have positive operating cash flow for the year and plans to use the proceeds from the divestitures of the non-imaging health businesses to reduce debt and related financial instruments, which could result in material extraordinary and other charges from the early extinguishment of debt.

CAPITAL ADDITIONS

Capital additions for the second quarter of 1994 were $478 million compared with $199 million for the second quarter of 1993. For the first half of 1994, capital additions were $627 million versus $438 million a year ago. The Company was a party to a Master Lease agreement whereby the Company could lease equipment with the right to buy the equipment anytime at fair market value. The Company terminated this agreement during the second quarter of 1994 by purchasing approximately $300 million of equipment it has been leasing. The provision for depreciation for the first two quarters of 1994 was $364 million, compared with $412 million for the comparable period of 1993.

- - ------------------------------------------------------------------------------

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



Item 4.    Submission of Matters to a Vote of Security Holders

           The 1994 Annual Meeting of Shareowners of Eastman Kodak Company was held on
           May 11.

           A total of 282,316,427 of the Company's shares were present or represented by proxy at the meeting. This represented more than 85% of the Company's shares outstanding.

           The individuals named below were elected to three-year terms as Class I Directors:

           Name                      Votes Received           Votes Withheld

           Martha Layne Collins           280,186,192               2,130,235
           Charles T. Duncan           280,185,484               2,130,943
           George M. C. Fisher         280,371,822               1,944,605
           Paul E. Gray                280,314,181               2,002,246
           John J. Phelan, Jr.         280,181,199               2,035,228

           The election of Price Waterhouse as independent accountants was ratified, with 280,267,755 shares voting for, 1,036,391 shares voting against, and 1,012,281 shares abstaining.

           The shareowner proposal that would require disclosure of certain executive officer severance compensation was defeated, with 48,510,882 shares voting for and 190,012,205 shares voting against. In addition, there were 9,611,678 abstentions and 34,181,662 broker non-votes.

           The shareowner proposal that would require an executive compensation report was defeated, with 16,568,460 shares voting for and 226,894,859 shares voting against. In addition, there were 4,671,496 abstentions and 34,181,612 broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 15.

           (b)  Reports on Form 8-K
                No reports on Form 8-K were filed or required to be filed for the quarter ended June 30, 1994.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EASTMAN KODAK COMPANY
                                                  (Registrant)




Date    August 15, 1994

                                     C. Michael Hamilton, General Comptroller,
                                     Principal Accounting Officer and
                                     Duly Authorized Officer

                Eastman Kodak Company and Subsidiary Companies

             Index to Exhibits and Financial Statement Schedules

                                                                    Page No.

    1.  Asset Purchase Agreement among Eastman Kodak Company,
        Sterling Winthrop Inc., and Sanofi dated as of
        June 22, 1994, Exhibit (10)                                  19-176

    2.  First Half-Year 1994 Computation of Earnings
        Per Common Share, Exhibit (11)                              177-179

                                                                Exhibit (10)













                          ASSET PURCHASE AGREEMENT

                                   among

                           EASTMAN KODAK COMPANY

                                    and

                           STERLING WINTHROP INC.

                                    and

                                   SANOFI



                         Dated as of June 22, 1994

                             TABLE OF CONTENTS

                                                                       Page

                                 ARTICLE I

                           DEFINITIONS AND TERMS

Section 1.1   Specific Definitions  . . . . . . . . . . . . . . . .    29

Section 1.2   Other Terms . . . . . . . . . . . . . . . . . . . . .    44

Section 1.3   Other Definitional Provisions . . . . . . . . . . . .    44


                                 ARTICLE II

                     PURCHASE AND SALE OF THE BUSINESS

Section 2.1   Purchase and Sale of Assets . . . . . . . . . . . . .    45

Section 2.2   Excluded Assets . . . . . . . . . . . . . . . . . . .    46

Section 2.3   Assumption of Liabilities . . . . . . . . . . . . . .    48

Section 2.4   Excluded Liabilities  . . . . . . . . . . . . . . . .    51

Section 2.5   Purchase Price  . . . . . . . . . . . . . . . . . . .    53

Section 2.6   Business Post-Closing Adjustments . . . . . . . . . .    56

Section 2.7   Disposition of Cash and
                Short-term Investments. . . . . . . . . . . . . . .    60

Section 2.8   Transfer of the OTC Portion . . . . . . . . . . . . .    60

Section 2.9   Closing . . . . . . . . . . . . . . . . . . . . . . .    60

Section 2.10  Deliveries by Purchaser . . . . . . . . . . . . . . .    63

Section 2.11  Deliveries by Seller and Kodak  . . . . . . . . . . .    64

Section 2.12  Agreement of Means of Transfer. . . . . . . . . . . .    66


                                ARTICLE III

             REPRESENTATIONS AND WARRANTIES OF SELLER AND KODAK

Section 3.1   Organization and Qualification  . . . . . . . . . . .    69

Section 3.2   Subsidiaries; Joint Ventures, etc.  . . . . . . . . .    70

Section 3.3   Corporate Authorization . . . . . . . . . . . . . . .    71

Section 3.4   Consents and Approvals  . . . . . . . . . . . . . . .    72

Section 3.5   Non-Contravention . . . . . . . . . . . . . . . . . .    73

Section 3.6   Binding Effect  . . . . . . . . . . . . . . . . . . .    74

Section 3.7   Financial Statements  . . . . . . . . . . . . . . . .    74

Section 3.8   Litigation and Claims . . . . . . . . . . . . . . . .    75

Section 3.9   Taxes   . . . . . . . . . . . . . . . . . . . . . . .    76

Section 3.10  Employee Benefits . . . . . . . . . . . . . . . . . .    79

Section 3.11  Compliance with Laws  . . . . . . . . . . . . . . . .    82

Section 3.12  Environmental Matters . . . . . . . . . . . . . . . .    83

Section 3.13  Intellectual Property . . . . . . . . . . . . . . . .    85

Section 3.14  Collective Bargaining Agreements  . . . . . . . . . .    86

Section 3.15  Contracts . . . . . . . . . . . . . . . . . . . . . .    86

Section 3.16  Title to Property . . . . . . . . . . . . . . . . . .    87

Section 3.17  Finders' Fees . . . . . . . . . . . . . . . . . . . .    89

Section 3.18  Absence of Change . . . . . . . . . . . . . . . . . .    89

Section 3.19  Reaffirmation of Representations  . . . . . . . . . .    90

Section 3.20  Insurance . . . . . . . . . . . . . . . . . . . . . .    90

Section 3.21  Food and Drug Administration  . . . . . . . . . . . .    90

Section 3.22  No Other Representations or
                Warranties. . . . . . . . . . . . . . . . . . . . .    92

                                 ARTICLE IV

                REPRESENTATIONS AND WARRANTIES OF PURCHASER

Section 4.1   Organization and Qualification  . . . . . . . . . . .    93

Section 4.2   Subsidiaries, Joint Ventures, etc.  . . . . . . . . .    94

Section 4.3   Corporate Authorization . . . . . . . . . . . . . . .    94

Section 4.4   Consents and Approvals  . . . . . . . . . . . . . . .    95

Section 4.5   Non-Contravention . . . . . . . . . . . . . . . . . .    96

Section 4.6   Binding Effect  . . . . . . . . . . . . . . . . . . .    97

Section 4.7   OTC Assets  . . . . . . . . . . . . . . . . . . . . .    97

Section 4.8   Title to Property . . . . . . . . . . . . . . . . . .    98

Section 4.9   Finders' Fees . . . . . . . . . . . . . . . . . . . .    99

Section 4.10  Financial Capability  . . . . . . . . . . . . . . . .    99

Section 4.11  Reaffirmation of Representations  . . . . . . . . . .    99

Section 4.12  No Other Representations
                or Warranties . . . . . . . . . . . . . . . . . . .   100


                                 ARTICLE V

                                 COVENANTS

Section 5.1   Access  . . . . . . . . . . . . . . . . . . . . . . .   100

Section 5.2   Conduct of Business . . . . . . . . . . . . . . . . .   102

Section 5.3   Reasonable Efforts; Good Faith  . . . . . . . . . . .   104

Section 5.4   Tax Matters . . . . . . . . . . . . . . . . . . . . .   105

Section 5.5   Post-Closing Obligations of the
                Business to Certain Employees . . . . . . . . . . .   115

Section 5.6   UPT Facility Lease  . . . . . . . . . . . . . . . . .   131

Section 5.7   Compliance with WARN, etc.  . . . . . . . . . . . . .   132

Section 5.8   Further Assurances  . . . . . . . . . . . . . . . . .   132

Section 5.9   Use of Corporate Names  . . . . . . . . . . . . . . .   132

Section 5.10  License Agreements  . . . . . . . . . . . . . . . . .   133

Section 5.11  Transition Services . . . . . . . . . . . . . . . . .   136

Section 5.12  Supply Agreement  . . . . . . . . . . . . . . . . . .   137

Section 5.13  Sublease Agreement  . . . . . . . . . . . . . . . . .   139

Section 5.14  Maintenance of Shared Service
                Arrangements. . . . . . . . . . . . . . . . . . . .   140

Section 5.15  Dental Agreements   . . . . . . . . . . . . . . . . .   145

Section 5.16  Insurance . . . . . . . . . . . . . . . . . . . . . .   146

Section 5.17  Closing Asset and Liability Statement . . . . . . . .   148

Section 5.18  Schering Agreement  . . . . . . . . . . . . . . . . .   148

Section 5.19  Confidentiality . . . . . . . . . . . . . . . . . . .   148

Section 5.20  Schedules . . . . . . . . . . . . . . . . . . . . . .   152


                                 ARTICLE VI

                           CONDITIONS TO CLOSING

Section 6.1   Conditions to the Obligations of Kodak,
                Purchaser and Seller. . . . . . . . . . . . . . . .   153

Section 6.2   Conditions to the Obligations of
                Purchaser . . . . . . . . . . . . . . . . . . . . .   154

Section 6.3   Conditions to the Obligations of
                Kodak and Seller. . . . . . . . . . . . . . . . . .   155


                                ARTICLE VII

                         SURVIVAL; INDEMNIFICATION

Section 7.1   Survival . . . . . . . . . . . . . . . . . . . . . . .   157

Section 7.2   Indemnification by Purchaser  . . . . . . . . . . . .   158

Section 7.3   Indemnification by Seller and Kodak . . . . . . . . .   159

Section 7.4   Indemnification Procedures  . . . . . . . . . . . . .   163

Section 7.5   Characterization of Indemnification
                Payments. . . . . . . . . . . . . . . . . . . . . .   165


                                ARTICLE VIII

                                TERMINATION

Section 8.1   Termination . . . . . . . . . . . . . . . . . . . . .   166

Section 8.2   Effect of Termination . . . . . . . . . . . . . . . .   167



                                 ARTICLE IX

                               MISCELLANEOUS

Section 9.1   Notices . . . . . . . . . . . . . . . . . . . . . . .   168

Section 9.2   Amendment; Waiver . . . . . . . . . . . . . . . . . .   169

Section 9.3   Assignment  . . . . . . . . . . . . . . . . . . . . .   170

Section 9.4   Entire Agreement  . . . . . . . . . . . . . . . . . .   172

Section 9.5   Fulfillment of Obligations  . . . . . . . . . . . . .   172

Section 9.6   Parties in Interest . . . . . . . . . . . . . . . . .   172

Section 9.7   Public Disclosure . . . . . . . . . . . . . . . . . .   172

Section 9.8   Return of Information . . . . . . . . . . . . . . . .   173

Section 9.9   Expenses  . . . . . . . . . . . . . . . . . . . . . .   173

Section 9.10  Schedules . . . . . . . . . . . . . . . . . . . . . .   174

Section 9.11  GOVERNING LAW; SUBMISSION TO
                JURISDICTION  . . . . . . . . . . . . . . . . . . .   174

Section 9.12   Counterparts . . . . . . . . . . . . . . . . . . . .   174

Section 9.13    Headings  . . . . . . . . . . . . . . . . . . . . .  175

Section 9.14    Severability  . . . . . . . . . . . . . . . . . . .  175

SCHEDULES AND ANNEXES


ANNEXES

Annex 6.2(c)            - Opinion of Seller's Counsel
Annex 6.3(c)            - Opinion of Purchaser's Counsel
SCHEDULES

Schedule 1.1(a)(i)            - [reserved]
Schedule 1.1(a)(ii)           - [reserved]
Schedule 1.1(b)               - Dual Product
Schedule 1.1(c)(i)            - Dental Applications
Schedule 1.1(c)(ii)           - [reserved]
Schedule 1.1(d)               - Leased Real Property
Schedule 1.1(e)               -
[reserved] Schedule 1.1(f)               -
OTC Shares Schedule 1.1(g)               -
[reserved] Schedule 1.1(h)               - Owned
Real Property Schedule 1.1(i)
- - - [reserved] Schedule 1.1(j)
- - - Trade Names Schedule 1.1(k)               - Working Capital
Statement Schedule 2.2(c)               - Excluded Ethical
Intellectual
                                Property
Schedule 2.2(f)               - Fixtures and Equipment
Schedule 2.2(g)               - Contracts
Schedule 2.3                  - List of Newcos Schedule
2.5(b)(iii)          - Net Debt Adjustment Payment Schedule
2.5(c)(i)            - [reserved]
Schedule 2.12(a)(i)           - Manner of Transfer
Schedule 3.1(a)               - Organization and Qualification
Schedule 3.2(a)(i)            - Subsidiaries; Joint Ventures,
                                etc.
Schedule 3.2(a)(ii)           - Certain Subsidiaries
Schedule 3.2(b)               - Capital Stock of Subsidiaries
Schedule 3.4                  - Consent and
Approvals Schedule 3.5                  -
Non-Contravention Schedule 3.7(a)(i)            -
Financial Statements Schedule 3.7(a)(ii)           - Exceptions to GAAP
- - - Statement of Assets
                                and Liabilities
Schedule 3.7(a)(iii)          - Exceptions to GAAP - Income Statement
Schedule 3.8(a)               - Litigation and Claims
Schedule 3.8(b)               - Orders and Judgments
Schedule 3.9                  - Taxes
Schedule 3.10(a)              - Benefit Plans
Schedule 3.10(b)              - Benefit Plan Litigation
Schedule 3.10(e)              - Retiree Benefits
Schedule 3.10(f)              - Amended Plans
Schedule 3.10(h)              - Unfunded Liabilities
Schedule 3.11                 - Compliance with Laws

Schedule 3.12                 - Environmental Matters
Schedule 3.13(a)              - Intellectual Property Related
                                to the Business
Schedule 3.13(b)(i)           - Restrictions of Use Concerning
                                Ethical Intellectual Property
Schedule 3.13(b)(ii)          - Trademarks
Schedule 3.14                 - Collective Bargaining Agreements
Schedule 3.15(i)              - Contracts
Schedule 3.15(ii)             - Validity of Contracts
Schedule 3.15(iii)            - Contracts in Default
Schedule 3.16(a)              - Necessary Property
Schedule 3.16(b)              - Encumbrances
Schedule 3.19                 - Representations of Seller
Schedule 3.20                 - Insurance
Schedule 4.1                  - Organization and Qualification
Schedule 4.2(a)(i)            -
[reserved] Schedule 4.2(a)(ii)           -
[reserved] Schedule 4.2(b)               -
[reserved] Schedule 4.4                  - Consent and
Authorization Schedule 4.5                  -
Non-Contravention Schedule 4.7(a)               -
OTC Assets Schedule 4.7(b)(i)            - Restrictions on Use of
OTC Assets Schedule 4.7(b)(ii)           -
Trademarks Schedule 4.8(b)               -
Encumbrances Schedule 4.11                 - Reaffirmation of
Representations Schedule 5.5(b)(ii)           - [reserved]
Schedule 5.5(g)               - Shared Liabilities for Benefits to Former
                                Employees
Schedule 5.6                  - UPT Facility Lease
Schedule 5.10(a)              - Nanoparticulate License Agreement
Schedule 5.10(b)              - Products Under Development -
                                Chemical
Schedule 5.10(c)              - Products Under Development -
                                Medical Safety
Schedule 5.12                 - Supply Agreement Pricing
Schedule 5.14(b)(ii)          - Certain Provisions

            ASSET PURCHASE AGREEMENT, dated as of June 22, 1994, among

EASTMAN KODAK COMPANY, a New Jersey corporation ("Kodak"), STERLING

WINTHROP INC., a Delaware corporation ("Seller"), and SANOFI, a societe anonyme organized under the laws of the Republic of France ("Purchaser").


                             W I T N E S E T H:

            WHEREAS, Seller, an indirectly wholly-owned subsidiary of

Kodak, is engaged worldwide in the ethical drug business through the Human

Ethical Pharmaceutical Products business and Sterling Organics, including the manufacturing, marketing, sales, distribution, support operations and research and development activities related thereto (the "Business");

            WHEREAS, the parties hereto desire that Seller sell, transfer and assign to Purchaser and Purchaser purchase and assume from Seller,

certain of the assets and liabilities of the Business, all as more specifically provided herein;

            WHEREAS, the parties hereto desire that Purchaser transfer to

Seller and Seller purchase from Purchaser, Purchaser's interest in the OTC

Venture, and certain related shares and assets, all as more specifically provided herein; and

            WHEREAS, Kodak and Purchaser desire to enter into one or more license agreements with respect to the Kodak Licensed Intellectual

Property;

            NOW, THEREFORE, in consideration of the mutual covenants and undertakings contained herein, and subject to and on the terms and conditions herein set forth, the parties hereto agree as follows:



                                 ARTICLE I

                           DEFINITIONS AND TERMS

            Section 1.1  Specific Definitions.  As used in this Agreement,

the following terms shall have the meanings set forth or as referenced below:

"Accounts Payable to Kodak" shall mean all accounts payable of the Business that are (x) due to Kodak or an Affiliate of Kodak that does not constitute part of the Transferred Business and (y) do not arise in the ordinary course of business and on an arms'-length basis.

"Accounts Receivable from Kodak" shall mean all accounts receivable of the Business that are (x) due from Kodak or an Affiliate of Kodak that does not constitute part of the Transferred Business and (y) do not arise in the ordinary course of business and on an arms'-length basis.

"Adjusted Closing Working Capital Statement" shall have the meaning set forth in Section 2.6(b).

"Affected Party" shall have the meaning set forth in Section 5.4(e).

"Affiliates" shall mean, with respect to any Person, any Persons directly or indirectly controlling, controlled by, or under common control with, such other Person.

"Agreement" shall mean this Agreement, as the same may be amended or supplemented from time to time in accordance with the terms hereof.

"Ancillary Agreements" shall mean the Trademark Agreement, OTC Trademark
      Agreement, Nanoparticulate License Agreement, Chemical License Agreement, Medical Safety License Agreement, Sanofi License Agreement, Shared Intellectual Property License Agreements, Trade Name License Agreement, Ethical Transitional Services Agreement, OTC Supply Agreement, Ethical Supply Agreement and Real Property Lease Agreements, Dudley Supply Agreement, Sublease Agreement, Shared Service Agreement, Marcaine License Agreement and OTC Product Agreement.

"Asset and Liability Statement", shall mean the unaudited pro forma statement of assets and liabilities of the Transferred Business at December 31, 1993, attached as Schedule 3.7(a)(i) hereto.

"Assumed Liabilities" shall have the meaning set forth in   Section 2.3.

"Assumed Pension Plans" shall have the meaning set forth in
      Section 5.5(c)(ii).

"Audited Taxes" shall have the meaning set forth in Section 5.4(e).

"Benefit Plans" shall have the meaning set forth in Section 3.10(a).

"BMS Agreements" shall mean the agreements, each dated as of July 29, 1993, among Seller, Sanofi and Bristol-Myers Squibb Company, including the two letter agreements between Seller and Purchaser, dated as of the same date, relating to Participation as SW Party in the BMS
      Agreements.

"Books and Records" shall mean all books, ledgers, files, reports, plans and operating records of, or maintained by, the Transferred Business except to the extent included in or related to any Excluded Assets.

"Business" shall have the meaning set forth in the recitals of this Agreement.

"Business Day" shall mean any day other than a Saturday, a Sunday or a day on which banks in New York City are authorized or obligated by law or executive order to close.

"Cash Portion" shall have the meaning set forth in Section 2.5(a).

"Chemical License Agreement" shall have the meaning set forth in Section
      5.10(b).

"Claim Notice" shall have the meaning set forth in Section 7.4.

"Closing" shall mean the closing of the transactions contemplated by this Agreement.

"Closing Date" shall have the meaning set forth in Section 2.9(a).

"Closing Working Capital Statement" shall have the meaning set forth in
      Section 2.6(a).

"Code" shall mean the Internal Revenue Code of 1986, as amended.

"Confidentiality Agreement" shall mean the Agreement, dated May 2, 1994 between Purchaser and Goldman, Sachs & Co.

"Consideration" shall have the meaning set forth in Section 5.4(f).

"Continuation Coverage" shall have the meaning set forth in Section 5.5(d).

"Contracts" shall mean all agreements, contracts, leases, purchase orders, arrangements, commitments and licenses that are Related to the Business or to which the Transferred Assets are subject except to the extent included in the Excluded Assets.

"CPA Firm" shall have the meaning set forth in Section 2.6(b).

"Current Assets" shall mean all current assets of the Transferred Business,
      (i) including cash, investment securities and other short- and medium-term investments, Inventory, accounts receivable and prepaid expenses but excluding (ii) (x) cash, investment securities and other short- and medium-term investments of the Specified Companies and the U.S. operations of the Business and (y) Accounts Receivable from Kodak.

"Current Liabilities" shall mean all current liabilities of the Transferred
      Business, (i) including accounts payable and accrued expenses and all other current obligations of the Transferred Business but excluding
      (ii) (x) indebtedness for money borrowed of the Specified Companies and the U.S. operations of the Business and (y) Accounts Payable to Kodak.

"Dental Agreements" shall mean the Trademark License Agreement between
      Sterling Winthrop Inc. and Kodak and the Master Purchase Agreement between Sanofi Winthrop, L.P. and Kodak, each effective as of June 17, 1994.

"Development Agreement" shall mean the Development Collaboration Agreement between Sterling Drug Inc. and Sanofi, dated April 26, 1991.

"Dual Product" shall mean the products set forth in Schedule 1.1(b) hereto.

"Dudley Supply Agreement" shall have the meaning set forth in Section
      5.12(c).

"Due Date" shall have the meaning set forth in Section 5.4(c).

"Employees" shall mean, with respect to the Business, all current or former employees of Seller or any of Seller's subsidiaries who were or are dedicated to the Business (other than persons employed primarily in the research, development or marketing of nanoparticulate technology, except as otherwise agreed between the parties).

"Encumbrances" shall mean liens, charges, encumbrances, security interests, options, or any other restrictions or third party rights.

"Environmental Law" shall mean any applicable federal, state, local or foreign law, statute, ordinance, rule, regulation, code, order, judgment, decree or injunction relating to (x) the protection of the environment (including, without limitation, air, water vapor, surface water, groundwater, drinking water supply, surface or subsurface land), (y) occupational safety and health to the extent it relates to exposure to Hazardous Substances or (z) the exposure to, or the use, storage, recycling, treatment, generation, transportation, processing, handling, labelling, protection, release or disposal of, radioactive materials or Hazardous Substances.

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

"ERISA Affiliate" shall have the meaning set forth in Section 3.10(c).

"Ethical Intellectual Property" shall mean all of the Intellectual Property
      Related to the Business which is not Shared Intellectual Property.

"Ethical Supply Agreement" shall have the meaning set forth in Section
      5.12(a).

"Ethical Transitional Services Agreement" shall have the meaning set forth in Section 5.11(a).

"Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

"Excluded Assets" shall have the meaning set forth in Section 2.2.

"Excluded Liabilities" shall have the meaning set forth in Section 2.4.

"FDA" shall have the meaning set forth in Section 3.21(a).

"FDC Act" shall have the meaning set forth in Section 3.21(a).

"Financial Statements" shall have the meaning set forth in Section 3.7(a).

"First Chooser" shall have the meaning set forth in Section 2.12(b)(2).

"Fixtures and Equipment" shall mean all furniture, fixtures, furnishings, machinery, vehicles, equipment and other tangible personal property Related to the Business except to the extent included in the Excluded Assets.

"Former Employees" shall have the meaning set forth in Section 5.5(g).

"GAAP" shall mean United States generally accepted accounting principles.

"Gamma" shall mean Gamma CHEMIKLIEN, a Swiss Company.

"Governmental Authorizations" shall mean all licenses, permits, certificates and other authorizations and approvals required to carry on the Transferred Business or the business of the OTC Portion, as the case may be, as currently conducted under the applicable laws, ordinances or regulations of any Federal, state, local or foreign governmental authority.

"Hazardous Substances" shall mean any hazardous substances within the meaning of 101(14) of CERCLA, 42 U.S.C. sec. 9601(14), or any pollutant or constituent that is regulated under any Environmental Law.

"HSR Act" shall mean the Hart-Scott-Rodino Antitrust Improvements Act of
      1976, as amended.

"Human Ethical Pharmaceutical Products" shall mean those articles and devices (including chemical or biological entities and devices consisting of pharmaceutical drug delivery systems or technology) which

                (i) are, in whole or in part, introduced in or applied to the human body;

               (ii) are intended (a) to (or, in the case of a device, for use to) diagnose, cure, mitigate, treat, prevent or detect disease or
      (b) to affect the structure or function of the human body; and

              (iii) can be dispensed to or purchased by consumers in a particular country (a) only by way of or pursuant to the prescription or direction of a lawfully licensed or authorized practitioner or (b) without such prescription or direction, where such dispensation or purchase is reimbursable by any supranational, national, regional, state or local government, court, governmental agency, authority, board, bureau, instrumentality or regulatory body in such country, except as may be otherwise mutually agreed by the parties to the Pharm A Agreement and Pharm B Agreement.

            Notwithstanding the foregoing, the term "Human Ethical Pharmaceutical Products"

                (A) shall not include (I) articles intended for the in vitro diagnosis or detection of disease in the human body, (II) any dental applications or indications of articles or devices otherwise included in this definition, including those set forth on Schedule 1.1(c)(i) hereto, and (III) the product lines and businesses referred to in Section 12.1(e) of the Pharm A Agreement and Section 10.01(e) of the Pharm B Agreement; and

                (B) shall only include those devices which (I) are used or suitable for use in the delivery of articles which are themselves Human Ethical Pharmaceutical Products, or (II) are otherwise included in the Pharm Ventures by mutual agreement of the parties thereto.

"IND" shall have the meaning set forth in Section 3.21(d).

"Indemnified Parties" shall have the meaning set forth in Section 7.3(a).

"Indemnifying Party" shall have the meaning set forth in Section 7.4.

"Intellectual Property" shall mean trademarks, service marks, brand names, certification marks, trade dress, assumed names, trade names and other indications of origin, the goodwill associated with the foregoing and registrations in any jurisdiction of, and applications in any jurisdiction to register, the foregoing, including any extension, modification or renewal of any such registration or application; inventions, discoveries and ideas, whether patentable or not in any jurisdiction; patents, applications for patents (including, without limitation, divisions, continuations, continuations in-part and renewal applications), and any renewals, extensions or reissues thereof, in any jurisdiction; non-public information, trade secrets and confidential information and rights in any jurisdiction to limit the use or disclosure thereof by any Person; writings and other works, whether copyrightable or not in any jurisdiction; registrations or applications for registration of copyrights in any jurisdiction, and any renewals or extensions thereof; any similar intellectual property or proprietary rights; and any claims or causes of action arising out of or related to any infringement or misappropriation of any of the foregoing.

"Inventory" shall mean all inventory held for resale and all raw materials, work in process, finished products, wrapping, supply and packaging items Related to the Business, except to the extent included in the Excluded Assets.

"Investment Canada Act" shall mean the Investment Canada Act, R.S.C. ch. 20
      (1985), as amended.

"Kodak" shall have the meaning set forth in the recitals.

"Kodak Licensed Intellectual Property" shall mean the Intellectual Property to be licensed to Purchaser by Kodak upon execution of the Nanoparticulate License Agreement, the Chemical License Agreement and the Medical Safety License Agreement.

"Last Closing" shall mean the later of (i) the Closing Date of the transactions contemplated by this Agreement and (ii) the closing date of the sale by Kodak of Seller or the sale by Seller of its consumer health business, as the case may be.

"Laws" shall include any federal, state, foreign or local law, statute, ordinance, rule, regulation, order, judgment or decree.

"Leased Real Property" shall mean all real property leased by Seller or its Majority Owned Subsidiaries from parties other than Kodak, including any buildings, structures and improvements thereon or appurtenances and Property Related Rights thereto, Related to the Business. The material Leased Real Property is set forth on Schedule 1.1(d) hereto.

"Listed Countries" shall have the meaning set forth in Section 2.12(b)(1).

"Losses" shall have the meaning set forth in Section 7.2(a).

"Majority Subsidiary" shall mean (i) all corporations and other entities
      Related to the Business with respect to which more than 50% of the voting shares or other voting equity interests are owned directly or indirectly by Seller and (ii) Sanofi Winthrop Asia Pte Ltd.

"Marcaine License Agreement" shall have the meaning set forth in
      Section 5.10(g).

"Material Adverse Change" shall mean a change that has had a Material
      Adverse Effect.

"Material Adverse Effect" shall mean (x) in the case of the Business, an effect that is materially adverse to the value of the Transferred Assets and Kodak Licensed Intellectual Property taken as a whole or materially adverse to the business, financial condition or results of operations of the Business taken as a whole and (y) in the case of the OTC Portion, an effect that is materially adverse to the value of the OTC Venture or materially adverse to the business, financial condition or results of operations of the OTC Venture, but shall exclude in each case (x) and (y) any change or development involving a prospective change arising out of any proposed or adopted national healthcare legislation, or any other proposal or enactment by any governmental or regulatory authority affecting the pharmaceutical industry generally.

"Medical Safety License Agreement" shall have the meaning set forth in
      Section 5.10(c).

"Minority Subsidiary" shall mean all corporations and other entities
      Related to the Business with respect to which less than 50% of the voting shares or other voting equity interests are owned directly or indirectly by Seller.

"Nanoparticulate License Agreement" shall have the meaning set forth in
      Section 5.10(a).

"Net Working Capital" shall mean (x) Current Assets minus (y) Current
      Liabilities. It is understood that, for purposes of determining Net Working Capital, (i) Transferred Assets and Assumed Liabilities shall be taken into account and (ii) Excluded Assets and Excluded
      Liabilities shall not be taken into account.

"Newco" shall mean each entity listed in Schedule 2.3 hereto.

"Nonmedical Leave" shall mean maternity or paternity leave, leave under the Family and Medical Leave Act of 1993, educational leave, military leave with veteran's reemployment rights under federal law, or personal leave (unless any of such is determined to be a medical leave).

"Non-U.S. Venture Companies" shall have the meaning set forth in
      Section 2.5(b)(iii).

"Notice Period" shall have the meaning set forth in Section 7.4.

"OTC Agreement" shall mean the OTC Business Joint Venture Agreement between
      Seller and Sanofi, dated as of April 26, 1991, as amended to and including the amendment dated December 16, 1993.

"OTC Assets" shall mean all of the intangible assets owned by Purchaser that are primarily related to, arising primarily out of or used primarily in connection with the OTC Venture in Italy.

"OTC Business" shall mean the OTC Venture and the other consumer health operations of Seller.

"OTC Owner" shall have the meaning assigned thereto in Section 5.14(b).

"OTC Portion" shall have the meaning set forth in Section 2.5(a).

"OTC Portion Permitted Encumbrances" shall have the meaning set forth in
      Section 4.8(b).

"OTC Product Agreement" shall have the meaning set forth in Section
      5.14(b).

"OTC Shares" shall mean all of the equity interests held by Purchaser in the entities listed on Schedule 1.1(f).

"OTC Supply Agreement" shall have the meaning set forth in Section 5.12(b).

"OTC Trademark Agreement" shall have the meaning set forth in
      Section 5.9(b).

"OTC Venture" shall mean the joint ventures established pursuant to the OTC
      Agreement.

"Over-the-Counter Human Pharmaceutical Products" shall mean those articles and devices (including chemical or biological entities and devices consisting of pharmaceutical drug delivery systems or technology) which (i) are, in whole or in part, introduced in or applied to the human body; (ii) are intended (a) to (or in the case of a device, for use to) diagnose, cure, mitigate, treat, prevent or detect disease or
      (b) to affect the structure or function of the human body; (iii) can be dispensed to or purchased by consumers in a particular country without the prescription or direction of a lawfully licensed or authorized practitioner; and (iv) are not reimbursable by any supranational, national, regional, state or local government, court, governmental agency, authority, board, bureau, instrumentality or regulatory body in such country, except as may be otherwise mutually agreed by the parties to the OTC Agreement. Notwithstanding the foregoing, the term "Over-the-Counter Human Pharmaceutical Products"
      (A) shall not include articles intended for the in vitro diagnosis or detection of disease in the human body and (B) shall only include those devices which (I) are used or suitable for use in the delivery of articles constituting products covered by the OTC Agreement, or
      (II) are otherwise included in the OTC Venture by mutual agreement of the parties to the OTC Agreement.

"Owned Real Property" shall mean all real property owned by Seller and its Majority Owned Subsidiaries Related to the Business set forth on
      Schedule 1.1(h) hereto, including any buildings, structures and improvements thereon or appurtenances and Property Related Rights thereto.

"Parent Entity" shall have the meaning set forth in Section 5.4(b)(ii).

"Payor" shall have the meaning set forth in Section 5.4(c).

"Pension Excess" shall have the meaning assigned thereto in Section 5.5(c).

"Pension Plan" shall have the meaning set forth in Section 3.10(b).

"Pension Shortfall Amount" shall have the meaning assigned thereto in
      Section 5.5(c).

"Permitted Encumbrances" shall have the meaning set forth in Section
      3.16(b).

"Person" shall mean an individual, a corporation, a partnership, an association, a trust or other entity or organization.

"Pharm A Agreement" shall mean the Prescription A Joint Venture Agreement between Sterling Drug Inc. and Sanofi, dated as of April 26, 1991.

"Pharm B Agreement" shall mean the Prescription B Joint Venture Agreement between Sterling Drug Inc. and Sanofi, dated as of April 26, 1991.

"Pharm Ventures" shall mean the joint ventures established pursuant to the Pharm A Agreement and the Pharm B Agreement.

"Plans" shall have the meaning set forth in Section 3.10(b).

"Preparer" shall have the meaning set forth in Section 5.4(c).

"Property Related Rights" shall mean the bundle of rights and interests, including without limitations all easements, privileges, permits, rights of way, licenses, warranties, guaranties, if any, held by or in possession of Seller relating to the use, occupancy, operation, construction or development of leased or owned real property or tangible personal property, to the extent legally transferable. Whenever any provision of this Agreement or any of the Ancillary Agreements specifically describes, defines, refers to or otherwise addresses any right that could also be deemed to be a Property Related Right, such provision shall supersede for all purposes any other provision of this Agreement that describes, defines, refers to or otherwise addresses Property Related Rights.

"Purchase Price" shall have the meaning set forth in Section 2.5(a).

"Purchaser" shall have the meaning set forth in the recitals.

"Purchaser Indemnified Parties" shall have the meaning set forth in Section
      7.3(a).

"Purchaser's Objection" shall have the meaning set forth in Section 2.6(b).

"Recipient" shall have the meaning set forth in Section 5.4(e).

"Related to the Business" or "Relating to the Business" shall mean primarily related to, arising primarily out of or used primarily in connection with, the Business prior to the Closing; provided that (i) manufacturing and related activities (together with any related assets and liabilities) that supply products primarily to Seller's businesses other than the Transferred Business, but that are currently conducted as part of the Transferred Business at a facility constituting an Owned Real Property or a Leased Real Property, shall be considered Related to the Business and (ii) manufacturing and related activities (together with any related assets and liabilities) that supply products primarily to the Transferred Business, but that are currently conducted as part of Seller's businesses other than the Transferred Business at a facility that does not constitute an Owned Real Property or a Leased Real Property, shall not be considered Related to the Business. The terms "Related to the Transferred

Assets" and "Relating to the Transferred Assets" shall have meanings correlative to the foregoing.

"Rensselaer Site I" shall mean the Sterling Organics main manufacturing plant located in Rensselaer, New York which has been used continuously since 1889 for the manufacture of pharmaceutical and chemical products. The plant is generally bordered by the Columbia Turnpike, Rensselaer Avenue, Belmore Avenue, Riverside Avenue, a common boundary with Wyandotte Corporation and a Conrail right-of-way.

"Rensselaer Site II" shall mean those areas along the current site of Route 9J in East Greenbush, New York where it is alleged that wastes from the Rensselaer plant were disposed of in the past. This site is currently owned by the New York State Department of Transportation and is currently undergoing an investigation by Sterling pursuant to a November 1993 Consent Order with the New York State Department of Environmental Conservation.

"Rensselaer Site III" shall mean the former landfill site along Pepscanee
      Creek in East Greenbush, New York on lands currently or formerly owned by Graziano and Niagra Mohawk at which Sterling is currently analyzing remedial measures for the landfill and a resulting off-site plume.

"Requested Amount" shall have the meaning set forth in Section 5.4(c).

"Required Approvals" shall have the meaning set forth in Section 3.4.

"Reserved Activities" shall mean the Sterling Reserved Activities as defined in the Shareholders' Agreement among Sterling-Winthrop Group Limited and Sanofi UK Limited and Sanofi Winthrop Limited dated 31st December 1991.

"Retirement Plan Employees" shall have the meaning set forth in Section
      5.5(c).

"Rx Buyer" shall have the meaning assigned thereto in Section 5.4(i).

"Sanofi" shall mean Purchaser.

"Sanofi License Agreement" shall have the meaning set forth in
      Section 5.10(d).

"SAR Plan" shall have the meaning set forth in Section 2.5(c).

"Savings Plan Employees" shall have the meaning set forth in Section
      5.5(c).

"Schering" shall mean Schering Aktiengesellschaft.

"Schering Agreement" shall mean the Amended and Restated License Agreement dated as of December 23, 1992 between Schering and Seller.

"Seller" shall have the meaning set forth in the recitals.

"Seller Indemnified Parties" shall have the meaning set forth in Section
      7.2(a).

"Seller Retirement Plans" shall have the meaning set forth in Section
      5.5(c).

"Seller Savings Plans" shall have the meaning set forth in Section 5.5(c).

"Settlement Payment" shall have the meaning set forth in Section 5.4(c).

"Shared Intellectual Property" shall mean all Intellectual Property used by
      (i) one or both of the Pharm Ventures and (ii) the OTC Business in the conduct of their respective businesses.

"Shared Intellectual Property License Agreements" shall have the meaning set forth in Section 5.10(e).

"Shared Service Agreement" shall have the meaning set forth in Section
      5.14(a).

"Specified Companies" shall mean Sterling Winthrop Products, Inc. (Panama),
      Sterling Pharmaceutical, Inc. (PR), Gamma, STERWIN AG and STERPHARM
      AG.

"Sublease Agreement" shall have the meaning set forth in Section 5.13.

"Subsidiaries" shall mean all corporations and other entities in which Seller owns directly or indirectly any shares or other equity interests, the shares of which or other equity interests in which are determined pursuant to Section 2.12 to be transferred to Purchaser pursuant to this Agreement.

"Tax Package" shall have the meaning set forth in Section 5.4(d).

"Tax Returns" shall mean all reports and returns required to be filed with respect to Taxes.

"Taxes" shall mean all federal, state, local or foreign income, gross receipts, windfall profits, value added, severance, property, production, sales, use, license, excise, franchise, employment, withholding or similar taxes, together with any interest, additions or penalties with respect thereto and any interest in respect of such additions or penalties.

"Trade Name License Agreement" shall have the meaning set forth in Section
      5.10(f).

"Trade Names" shall mean the trade names set forth in Schedule 1.1(j).

"Trademark Agreement" shall have the meaning set forth in Section 5.9(a).

"Transfer Taxes" shall have the meaning set forth in Section 5.4(h).

"Transferee Pension Plans" shall have the meaning set forth in Section
      5.5(c).

"Transferee Savings Plans" shall have the meaning set forth in Section
      5.5(c).

"Transferred Assets" shall have the meaning set forth in Section 2.1.

"Transferred Business" shall mean the portion of the Business represented by the Transferred Assets and the Assumed Liabilities.

"Transferred Employees" shall have the meaning set forth in Section 5.5(b).

"U.S. Antitrust Laws" shall mean and include the Sherman Act, as amended, the Clayton Act, as amended, the HSR Act, the Federal Trade Commission Act, as amended, and all other federal and state statutes, rules, regulations, orders, decrees, administrative and judicial doctrines, and other laws that are designed or intended to prohibit, restrict or regulate actions having the purpose or effect of monopolization or restraint of trade.

"UPT Facility" shall have the meaning set forth in Section 5.6(a).

"UPT Lease Agreement" shall have the meaning set forth in Section 5.6(a).

"WARN" shall mean the Worker Adjustment and Retraining Notification Act.

"Welfare Plans" shall have the meaning set forth in Section 5.5(d).

"Wholly Owned Subsidiary" shall mean each corporation or other entity
      Related to the Business, all of the voting shares or other voting equity interests (other than directors' qualifying shares) in which are owned directly or indirectly by Seller.

"Working Capital Statement", means the statement reflecting the calculation of Net Working Capital of the Transferred Business at December 31, 1993 attached as Schedule 1.1(k) hereto.


            Section 1.2  Other Terms.  Other terms may be defined elsewhere in the text of this Agreement and, unless otherwise indicated, shall have such meaning throughout this Agreement.

            Section 1.3  Other Definitional Provisions.

            (a)   The words "hereof", "herein", and "hereunder" and words

of similar import, when used in this Agreement, shall refer to this

Agreement as a whole and not to any particular provision of this Agreement.

            (b)   The terms defined in the singular shall have a comparable

meaning when used in the plural, and vice versa.

            (c)   The terms "dollars" and "$" shall mean United States

dollars.

                                 ARTICLE II

                     PURCHASE AND SALE OF THE BUSINESS

            Section 2.1  Purchase and Sale of Assets.

            On the terms and subject to the conditions set forth herein, at the Closing, Seller agrees to sell, convey, transfer, assign and deliver to

Purchaser, and Purchaser agrees to purchase from Seller, all of Seller's right, title and interest in and to the assets of Seller Related to the

Business, whether tangible or intangible, real or personal, except for the

Excluded Assets (the "Transferred Assets"), including without limitation

(other than as specifically limited by (a) through (l) of this Section

2.1), all of Seller's right, title and interest in the following:

            (a)  The joint ventures established by the Pharm A Agreement and the Pharm B Agreement or the assets held by such joint ventures and all other rights under the Pharm A Agreement, the Pharm B Agree-

      ment and the Development Agreement;

            (b)  The Human Ethical Pharmaceutical Products;

            (c)  Seller's rights under the BMS Agreements;

            (d)  The Owned Real Property and Leased Real Property and no

      other real property;

            (e)  The Fixtures and Equipment;

            (f)  All Current Assets as of the Closing Date;

            (g)  The Ethical Intellectual Property (subject to Kodak's rights under the Dental Agreements), Trade Names and, subject to

      Section 5.10(e), the Shared Intellectual Property;

            (h)  Contracts;

            (i)  All of the stock of or other equity interests in the

      Subsidiaries;

            (j)  All Books and Records of, or maintained by, the Business;

      provided, however, that Seller may retain one copy of any such Books and Records so long as Seller provides at least one copy of such

      Books and Records to Purchaser;

            (k)  All refunds of Taxes to the extent such Taxes are Assumed

      Liabilities; and

            (l)  All insurance policies owned by Seller or any Majority

      Owned Subsidiary that relate primarily to Assumed Liabilities or are

      Related to the Business, provided, in each case, that such policies are assignable and remain in effect following the Closing.

            Section 2.2  Excluded Assets.  Notwithstanding anything herein to the contrary, from and after the Closing, Seller shall retain all of its right, title and interest in and to, and there shall be excluded from the sale, conveyance, assignment or transfer to Purchaser hereunder, and the

Transferred Assets shall not include, the following (collectively, the

"Excluded Assets"):

           (a)   The joint ventures established by the OTC Agreement;

           (b)   Seller's consumer products business, including the

      business conducted by the Sterling Health and L&F Products divisions of Seller (including the manufacturing, marketing, sales,

      distribution, support operations and research and development activities related thereto and all inventories and other assets of such businesses, in each case except to the extent Related to the

      Business);

           (c)   All Ethical Intellectual Property set forth in Schedule

      2.2(c) and, subject to Section 5.10(e), Shared Intellectual Property and all trademarks and trademark registrations relating to any Dual

      Product in each jurisdiction in which such Dual Product is sold as an

      Over-the-Counter Human Pharmaceutical Product;

           (d)   Subject to Section 5.16, Seller's rights under all

      insurance policies, including insurance policies in respect of directors and officers who are Transferred Employees, and to all claims against insurance carriers (other than rights under any insurance policy referred to in Section 2.1(l));

           (e)   The UPT Facility;

           (f)   The fixtures and equipment set forth in Schedule 2.2(f);

           (g)   The contracts set forth in Schedule 2.2(g);

           (h)   (i) Cash, investment securities and other short- and

      medium-term investments of the Specified Companies and the U.S. and

      Puerto Rican operations of the Business and (ii) Accounts Receivable from Kodak;

           (i)   All refunds of Taxes that are not Assumed Liabilities;

           (j)   The capital lease relating to the SWIC manufacturing

      facility (and related equipment) in Sharon Hill, Pennsylvania;

           (k)   All Tax Returns of Seller or Kodak;

           (l)   All real property or interests in real property other than the Owned Real Property and the Leased Real Property;

           (m)   Any Books and Records that Seller is required by law to

      retain so long as Seller delivers at least one copy thereof to

      Purchaser; and

           (n)   All rights to the names "Eastman" and "Kodak".

            Section 2.3  Assumption of Liabilities.  On the terms and

subject to the conditions set forth herein, at the Closing, Purchaser agrees to assume and discharge or perform when due, all debts, liabilities,

or obligations whatsoever, other than Excluded Liabilities, that are

Related to the Business or that otherwise are Related to the Transferred

Assets, whether arising before or after the Closing and whether known or unknown, fixed or contingent (the "Assumed

Liabilities"), including, without limitation (other than as specifically limited by Section 2.4 hereof), the following:

            (a)   The Contracts, including (i) the Pharm A Agreement and

      the Pharm B Agreement; (ii) the Development Agreement; (iii) the BMS

      Agreements; (iv) all licenses from third parties (including Kodak and any Affiliate of Kodak that does not constitute part of the

      Transferred Business) assigned or otherwise transferred to Purchaser;

      and (v) subject to Section 5.15, the Dental Agreements;

            (b)   All Current Liabilities as of the Closing Date;

            (c)   All liabilities with respect to all actions, suits,

      proceedings, disputes, claims or investigations that are Related to the Business or otherwise Relating to the Transferred Assets, at law,

      in equity or otherwise, including but not limited to (i) product liability claims and (ii) liability for any damage arising out of or relating to, and for any obligation to remediate, environmental conditions associated with the Owned Real Property and Leased Real

      Property, whether on-site or off-site (except to the extent such liability or obligation arises out of or relates to the disposal at

      Rensselaer Site II or Rensselaer Site III of Hazardous Waste

      generated at Rensselaer Site I or any other Owned Real Property or

      Leased Real Property);

            (d)   All liabilities for non-U.S. Taxes (whether imposed by

      any national, state, departmental, provincial, local or other jurisdiction) imposed on or with respect to each Newco to the extent such Taxes are Related to the Transferred Assets or the Transferred

      Business for the taxable periods, or portions thereof, ending on or before the Closing Date; provided, however, that Assumed Liabilities shall not include liabilities for any Taxes that are imposed on

      Kodak, Seller, the Affiliates of either Kodak or Seller, any third party that acquires Seller or any portion of the assets of Seller, or

      Purchaser or any Affiliate of Purchaser and (X) are attributable to any taxable periods ending before, on or after the Closing Date that arise with respect to, or are attributable to, the Reserved

      Activities, or (Y) for the taxable periods, or portions thereof,

      ending on or before the Closing Date that arise as a result of transfers (by distribution or otherwise) of cash or sales or transfers (by distribution or otherwise) of other property, occurring prior to the Closing (with respect to the country in which such cash or other property is located prior to such sale or transfer), and in the case of sales or transfers of property other than cash, also occurring outside of the ordinary course of business, in all cases including, without limitation, sales and transfers of cash or other property contemplated by

      Section 2.7 or 2.12 of this Agreement.  Neither this

      Section 2.3(d) nor Section 2.4(b) nor Section 2.4(g)

      shall govern the allocation between the parties of any

      Transfer Taxes allocated pursuant to Section 5.4(h); and

            (e)   (i) All employee benefit, compensation and severance

      liabilities and other similar liabilities associated with any

      Transferred Employees to the extent provided in Sections 5.5 and 5.7,

      (ii) one half of the severance liabilities due to any non-U.S.

      Transferred Employee whose employment is deemed to be terminated by operation of law as a result of the transactions contemplated herein and (iii) all liabilities under all union contracts with respect to all such Transferred Employees.

            Section 2.4  Excluded Liabilities.  Notwithstanding any other provision of this Agreement, the liabilities and obligations of Seller or any subsidiary, which are not to be assumed by Purchaser hereunder (the

"Excluded Liabilities") are the following:

            (a)  All liabilities arising out of or relating to the Excluded

      Assets (including any liability or obligation arising out of or relating to the disposal at Rensselaer Site II or Rensselaer Site III of

      Hazardous Waste generated at Rensselaer Site I or any

      other Owned Real Property or Leased Real Property);

            (b)  All liabilities for Taxes imposed with respect to the

      Transferred Business for the taxable periods, or portions thereof,

      ending on or before the Closing Date (whether imposed by a Taxing authority or by virtue of any Tax sharing agreement) not expressly assumed pursuant to Section 2.3(d) hereof;

            (c)  All (i) indebtedness for money borrowed, if any, of the

      Specified Companies and the U.S. operations of the Business and (ii)

      Accounts Payable to Kodak;

            (d)  The capital lease relating to the SWIC manufacturing

      facility in Sharon Hill, Pennsylvania;

            (e)  All other liabilities and obligations for which Seller has expressly assumed responsibility pursuant to this Agreement;

            (f)  All debts, liabilities, or obligations whatsoever, that are not Related to the Business or that are not otherwise Related to the Transferred Assets;

            (g)  All costs or expenses other than Taxes that arise as a result of transfers (by distribution or otherwise) of cash or sales or transfers (by distribution or otherwise) of other property occurring prior to the Closing (with respect to the country in which such cash or other property is located prior to




      such sale or transfer), and in the case of sales or

      transfers of property other than cash, also occurring

      outside the ordinary course of business, in all cases

      including, without limitation, sales and transfers of

      cash or property contemplated by Section 2.7 or 2.12 of

      this Agreement.  Neither this Section 2.4(g) nor

      Section 2.3(d) nor Section 2.4(b) shall govern the

      allocation between the parties of any Transfer Taxes

      allocated pursuant to Section 5.4(h); and

            (h)  All employee benefit, compensation, welfare and severance liabilities and other liabilities associated with any Employees,

      Transferred Employees or Former Employees, except to the extent otherwise expressly provided in Section 5.5 and 5.7 hereof and

      Section 2.3(e) hereof.

            Section 2.5  Purchase Price.

            (a)  On the terms and subject to the conditions set forth

herein, Purchaser agrees (i) to pay Seller $1,675,000,000 (the "Cash

Portion") and (ii) in accordance with the provisions of Section 2.8 hereof and without further consideration being paid by Seller, to sell, convey,

transfer, assign and deliver to Seller, all of Purchaser's right, title and interest in and to the OTC Venture, the OTC Shares and the OTC Assets (and

all assets of Purchaser related thereto that the parties determine,

pursuant to Section 2.12(a) hereof, to transfer otherwise than through the transfer of the OTC Venture, the OTC Shares or the OTC Assets) (the

"OTC Portion") (the Cash Portion and the OTC Portion together being the

"Purchase Price").  The Cash Portion shall be subject to adjustment as provided in paragraphs (b) and (c) of this Section 2.5 and Section 2.6 hereof.

            (b)  (i) In addition to the foregoing, immediately prior to the

Closing, the parties will settle the balances of any payments due between them in connection with each of the Pharm A Agreement, the Pharm B

Agreement, the Development Agreement and the OTC Agreement in the manner agreed by the parties.  Upon the Closing, each of the Pharm A Agreement,

the Pharm B Agreement, the Development Agreement and the OTC Agreement

shall be automatically terminated.

                (ii) In addition to the foregoing, at the Closing the

parties will settle the balance of any payments due, or to become due in respect of periods prior to the Closing, to Seller or a related entity under the BMS Agreements by Purchaser or a related entity.  Notwithstanding anything contained herein to the contrary, any amounts paid to Seller in accordance with this Section 2.5(b)(ii) shall not be considered to be

Transferred Assets.

               (iii) In addition to the foregoing, immediately prior to the

Closing, Seller shall pay to Purchaser an adjustment payment in an amount equal to the excess of

Seller's share of the aggregate indebtedness for borrowed money of the companies and other entities established as part of the Pharm Ventures and

OTC Ventures outside the United States (the "Non-U.S. Venture Companies")

over Seller's share of the aggregate of the cash, investment securities and other short- and medium-term investments of the Non-U.S. Venture Companies,

all as determined in accordance with Schedule 2.5(b)(iii) hereto.

            (c)  In addition to the foregoing, Purchaser shall pay to

Seller within 30 days after the Closing Date:

                  (i)  the sum of $1.6 million with respect to the

      outstanding phantom stock appreciation rights under the Sterling

      Winthrop Inc. Affiliates Phantom Stock Appreciation Rights Plan (the

      "SAR Plan") of the Transferred Employees (as defined in

      Section 5.5(b)) on the Closing Date; provided that Seller shall cause such phantom stock appreciation rights to be fully vested on the

      Closing Date and to remain outstanding for the balance of their respective exercise periods as set forth in the applicable notice of grant, except to the extent agreed otherwise by a Transferred

      Employee; and

                  (ii)  the account balances of the Transferred Employees

      under the Sterling Winthrop Inc. Deferred Compensation Plan on the

      Closing Date.

            Section 2.6  Business Post-Closing Adjustments.

             (a)  Within 60 days following the Closing, Seller shall

prepare, or cause to be prepared, and deliver to Purchaser a Closing Date

Working Capital Statement (the "Closing Working Capital Statement"), which shall set forth the Net Working Capital of the Transferred Business as of

the Closing Date and shall be prepared in accordance with the same methodology and on the same basis as the Working Capital Statement.

            (b)  Purchaser and Purchaser's accountants shall, within 60 days after the delivery by Seller of the Closing Working Capital Statement,

complete their review of Net Working Capital reflected on the Closing

Working Capital Statement.  In the event that Purchaser determines that the

Net Working Capital, as reflected on the Closing Working Capital Statement,

has not been determined on the basis set forth in Section 2.6(a) hereof,

Purchaser shall inform Seller in writing (the "Purchaser's Objection"),

setting forth a specific description of the basis of Purchaser's Objection and the adjustments to the Net Working Capital which Purchaser believes should be made, on or before the last day of such 60-day period.  Seller shall then have 30 days to review and respond to Purchaser's Objection.  If

Seller and Purchaser are unable to resolve all of their disagreements with respect to the determination of the foregoing items within 10 days following the completion of

Seller's review of Purchaser's Objection, they shall refer their remaining differences to Arthur Andersen & Co. or another internationally recognized firm of independent public accountants as to which Seller and Purchaser mutually agree (the "CPA Firm"), who shall, acting as experts and not as arbitrators, determine on the basis of the standard set forth in

Section 2.6(a) hereof, and only with respect to the remaining differences so submitted, whether and to what extent, if any, the Net Working Capital,

as reflected on the Closing Working Capital Statement, requires adjustment.

The CPA Firm shall deliver its written determination to Purchaser and

Seller no later than the twentieth day after the remaining differences underlying the Purchaser's Objection are referred to the CPA Firm, or such longer period of time as the CPA Firm determines is necessary.  The CPA

Firm's determination shall be conclusive and binding upon Purchaser and

Seller.  The fees and disbursements of the CPA Firm shall be shared equally by Purchaser and Seller.  Purchaser and Seller shall make readily available to the CPA Firm all relevant books and records and any work papers

(including those of the parties' respective accountants) relating to the

Working Capital Statement and the Closing Working Capital Statement and all

other items reasonably requested by the CPA Firm.  The "Adjusted Closing

Working Capital Statement" shall be (i) the Closing Working Capital

Statement in the event that (x) no Purchaser's

Objection is delivered to Seller during the 30-day period specified above,

or (y) Seller and Purchaser so agree, (ii) the Closing Working Capital

Statement, adjusted in accordance with the Purchaser's Objection in the event that Seller does not respond to Purchaser's Objection within the 30-

day period following receipt by Seller of Purchaser's Objection, or

(iii) the Closing Working Capital Statement, as adjusted by either (x) the agreement of Seller and Purchaser or (y) the CPA Firm.  In the event that the adjustment of the Closing Working Capital Statement pursuant to this

Section 2.6(b) discloses that it is appropriate to include an item in the calculation of Net Working Capital that had been omitted from the Working

Capital Statement or to omit an item in the calculation of Net Working

Capital that had been included in the Working Capital Statement, Seller shall prepare a revised Working Capital Statement so that the differences between the amount of Net Working Capital reflected on the Working Capital

Statement and on the Closing Working Capital Statement reflect only the impact of the passage of time on the balances of the accounts included in the determination of Net Working Capital.

            (c)  Purchaser shall provide Seller and its accountants full access to the Books and Records, any other information, including work papers of its accountants, and to any employees to the extent necessary for

Seller to
prepare the Closing Working Capital Statement and the Adjusted Closing

Working Capital Statement.

            (d)  Within 10 Business Days following issuance of the Adjusted

Closing Working Capital Statement, the adjustment payment payable pursuant to this Section 2.6(d) hereof shall be paid by wire transfer of immediately available funds to a bank account designated by Purchaser or Seller, as the case may be.  Purchaser or Seller, as the case may be, shall make an adjustment payment in respect of Net Working Capital in an amount equal to the difference between:  (x) Net Working Capital as reflected on the

Working Capital Statement and (y) Net Working Capital as reflected on the

Adjusted Closing Working Capital Statement.  The adjustment payment in respect of Net Working Capital will be made by Seller to Purchaser to the extent that Net Working Capital on the Adjusted Closing Working Capital

Statement is less than Net Working Capital on the Working Capital Statement and by Purchaser to Seller to the extent that Net Working Capital on the

Adjusted Closing Working Capital Statement is greater than Net Working

Capital on the Working Capital Statement.

            (e)  On the date of any transfer of assets from a Seller

Retirement Plan to a Transferee Pension Plan, Seller shall pay to Purchaser the Pension Shortfall Amount, if applicable, or the Purchaser shall pay to the Seller the Pension Excess, if applicable.

            Section 2.7  Disposition of Cash and Short-term Investments.

Prior to the Closing, Seller shall cause all cash balances, investment securities and other short- and medium-term investments held by Gamma to be distributed or otherwise paid, in a manner chosen by Seller, to Seller or one of Seller's Affiliates that does not constitute a part of the

Transferred Business.  All costs and expenses of the distributions or payments contemplated by this Section 2.7 (including liabilities for any

Taxes arising as a result of such distributions or payments) shall be borne by Seller.

            Section 2.8  Transfer of the OTC Portion.

            On the terms and subject to the conditions set forth herein, at the Closing, Purchaser agrees to sell, convey, transfer, assign and deliver to Seller, and Seller agrees to purchase from Purchaser, all of Purchaser's right, title and interest in and to the OTC Venture, the OTC Shares and the

OTC Assets.

            Section 2.9  Closing.

            (a)   The Closing shall take place at the offices of Sullivan &

Cromwell, 125 Broad Street, New York, New York 10004 at 10:00 A.M. New York

City time, on September 30, 1994, provided that all of the conditions set forth in Sections 6.1, 6.2(e) and 6.3(e) hereof have been satisfied or waived with respect to at least (x) all Transferred Assets located in the

United States and Puerto Rico and (y) the OTC Portion of the Purchase

Price, or at such other
time and place as the parties hereto may mutually agree.  The date on which the Closing occurs is called the "Closing Date".

            (b)   Notwithstanding anything to the contrary contained in

this Agreement, to the extent that the sale, assignment, transfer,

conveyance or delivery or attempted sale, assignment, transfer, conveyance or delivery to (x) Purchaser of any Transferred Asset or (y) Seller of any

part of the OTC Portion is prohibited by any applicable law or would require any governmental or third party authorizations, approvals, consents or waivers and such authorizations, approvals, consents or waivers shall not have been obtained prior to the Closing or, in the case of the

Transferred Assets, at the date of the Closing the conditions set forth in

Section 6.1 have not been satisfied with respect to Transferred Assets located outside of the United States, this Agreement shall not constitute a sale, assignment, transfer, conveyance or delivery, or any attempted sale,

assignment, transfer, conveyance or delivery, thereof.  Following the

Closing, the parties shall use reasonable efforts, and cooperate with each other, to obtain promptly such authorizations, approvals, consents or waivers; provided, however, that neither Seller nor Purchaser shall be required to pay any consideration therefor, other than filing, recordation or similar fees payable to any governmental authority, which fees shall be shared

2.9(b))equally by Purchaser and Seller. Pending such authorization,

approval, consent or waiver, (i) the parties shall cooperate with each other in any reasonable and lawful arrangements designed to provide to (x)

Purchaser the benefits and liabilities of use of such Transferred Asset and

(y) Seller the benefits and liabilities of use of such part of the OTC

Portion, in each case from the Closing Date through the date of the relevant closing, and (ii) to the extent legally permissible, Seller shall transfer to Purchaser the effective management of the Transferred Business and, to the extent such transfer is legally impermissible, operate the

Transferred Business in accordance with Purchaser's instructions and at

Purchaser's cost.  Once such authorization, approval, consent or waiver for the sale, assignment, transfer, conveyance or delivery of a Transferred

Asset or part of the OTC Portion, as the case may be, not sold, assigned,

transferred, conveyed or delivered at the Closing is obtained, Seller or

Purchaser, as the case may be, shall promptly assign, transfer, convey and deliver such Transferred Asset or part of the OTC Portion, as the case may be, to Purchaser or Seller, as the case may be, at no additional cost.  To the extent that any such Transferred Asset or part of the OTC Portion, as the case may be, cannot be transferred or the full benefits and liabilities of use of any such Transferred Asset or part of the OTC Portion, as the case may be, cannot be provided to

Purchaser or Seller, as the case may be, following the Closing pursuant to this Section 2.9(b), then Purchaser and Seller shall enter into such arrangements (including subleasing or subcontracting if permitted) to provide to the parties the economic (taking into account Tax costs and benefits) and operational equivalent of obtaining such authorization,

approval, consent or waiver and the performance by Purchaser and Seller of their respective obligations thereunder.

            (c)   Seller shall endeavor to transfer as many of the

Transferred Assets to Purchaser as is practical on the Closing Date.  It is understood, however, that Seller will be undertaking restructuring transactions with respect to certain of the Transferred Assets that may not be complete prior to the Closing Date.  Subject to Section 2.9(b) above,

Seller will complete such transfers of Transferred Assets to Purchaser by

December 31, 1994 (it being understood that any ruling from Tax or other governmental authorities regarding the Tax effect of the transactions referred to in the previous sentence shall not be deemed to constitute required governmental or third party authorizations, approvals, consents or waivers referred to in Section 2.9(b)).

            Section 2.10  Deliveries by Purchaser.  At the Closing,

Purchaser shall deliver to Seller, and with respect to Sections 2.10(f) and

2.10(g) as applicable, to Kodak, the following:

            (a)  the Cash Portion, in immediately available funds by wire transfer to an account designated by Seller not less than two business days prior to the Closing;

            (b)  assignments, in form and substance acceptable to Seller,

assigning to Seller all of Seller's right, title and interest in the OTC

Venture, OTC Assets and all OTC Shares;

            (c)  such instruments of assumption and other instruments or documents, in form and substance reasonably acceptable to Seller, as may be necessary to effect Purchaser's assumption of the Assumed Liabilities;

            (d)   such other instruments and documents, in form and

substance reasonably acceptable to Seller, as may be necessary to effect the Closing;

            (e)  a duly executed copy of each of the Ancillary Agreements;

            (f)  the certificates and other documents to be delivered

pursuant to Section 6.3 hereof; and

            (g)  any payment required pursuant to Section 2.5(b) hereof.

            Section 2.11  Deliveries by Seller and Kodak.  At the Closing,

Seller, and with respect to Sections 2.11(b) and 2.11(f) and as applicable,

Kodak, shall deliver to Purchaser the following:

            (a)  bills of sale and any other appropriate instruments of sale and conveyance, in form and substance reasonably acceptable to Purchaser, transferring all tangible personal property included in the Transferred Assets to Purchaser;

            (b)  assignments, in form and substance acceptable to

Purchaser, assigning to Purchaser all Ethical Intellectual Property and,

subject to Section 2.12 hereof, Seller's interests in all corporations,

partnerships and other entities which interests are included in the

Transferred Assets;

            (c)  deeds, in limited warranty or other similar form, and any other customary instruments of sale or conveyance, in each case in form and substance reasonably acceptable to Purchaser, transferring all Owned Real

Property to Purchaser subject to any and all Permitted Encumbrances;

            (d)  assignments or, where necessary, subleases, in form and substance reasonably acceptable to Purchaser, assigning or subleasing to

Purchaser all Leased Real Property;

            (e)  such other instruments or documents, in form and substance reasonably acceptable to Purchaser, as may be necessary to effect the

Closing;

            (f)  a duly executed copy of each of the Ancillary Agreements;

            (g)  copies of surveys and title insurance policies in the possession of Seller or Seller's
representatives, if any, with respect to Owned Real Property and Leased

Real Property and, if applicable, copies of certificates in the possession of Seller or Seller's representatives with respect to Owned Real Property and Leased Real Property;

            (h)  the certificates and other documents to be delivered

pursuant to Section 6.2 hereof; and

            (i)  any payments required pursuant to Section 2.5(b) hereof.

            Section 2.12  Agreement of Means of Transfer.

(a)  Notwithstanding anything contained in Section 2.1, 2.3, 2.8, 2.10 or

2.11 hereof, (i) Seller and Purchaser hereby agree to restructure and to transfer the Transferred Assets (and related Assumed Liabilities and

Transferred Employees) and the assets (and related liabilities)

constituting part of the OTC Portion, in each case as described in Schedule

2.12(a)(i), in the manner therein described, and (ii) Seller and Purchaser will negotiate in good faith to agree, on a country-by-country basis as to the restructuring and means of transfer of the Transferred Assets, Assumed

Liabilities and Transferred Employees (e.g., the sale of the equity interests in corporate or unincorporated entities or the sale of the assets held by and assumption of liabilities of such entities) to the extent not described in Schedule 2.12(a)(i).  If not otherwise described in

Schedule 2.12(a)(i) and subject to Section 2.12(c), with respect to the OTC Portion, the OTC Shares will be transferred in stock transactions and the OTC Assets will be transferred in an asset transaction.

            (b)   If an agreement has not been reached pursuant to Section

2.12(a) on or before August 31, 1994 regarding the means of transfer of the

Transferred Assets (and related Assumed Liabilities and Transferred

Employees) in any country, the means of transfer in each such country shall be determined in accordance with the following procedure which shall be completed on or before September 1, 1994:

            (1)   A list shall be compiled of all such countries (the

"Listed Countries");

            (2)   Purchaser and Seller shall flip a coin to determine which

of them (the "First Chooser") shall choose the first country pursuant to clause (3);

            (3)   The parties shall alternate, beginning with the First

Chooser, in selecting from the Listed Countries, countries that have not already been chosen.  The party that selects any country shall choose, as the means of transfer, either (i) a transfer of equity interests or (ii) a transfer of assets in that country.

            The means of transfer chosen pursuant to this Section 2.12(b)

shall be binding unless the parties agree otherwise.

            (c)   The parties acknowledge that, notwithstanding whether a

transfer of assets occurs by transferring an interest in an entity or the assets held by such entity, or any other means chosen pursuant to Section 2.12(a) hereof, the transfer will be structured in a manner that gives effect to the definitions of Transferred Assets,

Excluded Assets, Assumed Liabilities, Excluded Liabilities, OTC Assets and

OTC Shares.  The foregoing shall include, without limitation, the right of

Seller to remove any Excluded Asset from an entity constituting a

Transferred Asset prior to transferring such entity.

            (d)   In the event that the parties determine, pursuant to this

Section 2.12, that any assets constituting part of the OTC Portion shall be transferred otherwise than through the transfer of the OTC Venture, the OTC

Shares or the OTC Assets, Purchaser shall, as of the Closing Date, make representations and warranties to Seller and Kodak, solely with respect to such assets to be transferred by Purchaser or an Affiliate of Purchaser,

comparable in scope to the representations made by Seller in Sections 3.3,

3.4, 3.5, and, if applicable, Sections 3.16 and 4.7 relating to the transfer of the Transferred Assets and the OTC Assets, as the case may be.

                                ARTICLE III

             REPRESENTATIONS AND WARRANTIES OF SELLER AND KODAK

            Seller, and with respect only to Sections 3.1, 3.3, 3.4, 3.5,

3.6, and 3.10 insofar as it relates to Plans maintained by Kodak, Kodak,

represent and warrant to Purchaser as of the date hereof and as of the

Closing Date (except that representations and warranties that are made as of a specific date need be true only as of such date) as follows:

            Section 3.1  Organization and Qualification.  (a) Seller is a

corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has all requisite corporate power and authority to own and operate the Transferred Assets and to carry on the Business as currently conducted.  Except as set forth on

Schedule 3.1(a) hereto, Seller is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the ownership or operation of the Transferred Assets or the conduct of the

Business requires such qualification, except where the failure to be so qualified or in good standing, as the case may be, would not materially adversely affect Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted.

            (b)  Kodak is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation.

            Section 3.2  Subsidiaries; Joint Ventures, etc.  (a)  Schedule

3.2(a)(i) hereto sets forth a list of each corporation and other entity the shares of which or interests in, or assets owned by, constitute Transferred

Assets (other than Minority Subsidiaries), together with its jurisdiction of organization and its authorized and outstanding capital stock or other equity interests as of the date hereof.  Except as set forth on Schedule

3.2(a)(ii) hereto, each such entity is a corporation or other entity duly organized, validly existing, and in good standing under the laws of its jurisdiction of organization and has all requisite corporate or similar power and authority to own and operate its properties and assets and to carry on its business as presently conducted and is duly qualified to do business and is in good standing as a foreign corporation or other entity in each jurisdiction where the ownership or operation of its properties and assets or the conduct of its business requires such qualification, except where the failure to be so duly organized, validly existing, qualified or in good standing would not materially adversely affect Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted.

Seller has heretofore delivered, or will deliver prior to Closing, to

Purchaser true and complete copies of the governing documents of each

Subsidiary.

            (b)  Except as set forth on Schedule 3.2(b) hereto, Seller owns, directly or indirectly, all of the outstanding capital stock or other equity interest of each Wholly Owned Subsidiary free and clear of all

Encumbrances.  There are no preemptive or other outstanding rights,

options, warrants, conversion rights or agreements or commitments to issue or sell any shares of capital stock or other equity interest of any such

Subsidiary or any securities or obligations convertible into or exchangeable for, or giving any Person a right to subscribe for or acquire,

any shares of capital stock or other equity interest of any such

Subsidiary, and no securities or obligations evidencing such rights are outstanding.

            Section 3.3  Corporate Authorization.  Seller and Kodak have full corporate power and authority to execute and deliver this Agreement and each of the Ancillary Agreements, and to perform their obligations hereunder and thereunder.  The execution, delivery and performance by

Seller and Kodak of this Agreement and each of the Ancillary Agreements have  been duly and validly authorized and no additional corporate authorization or consent is required in connection with the execution,

delivery and performance by Seller and Kodak of this Agreement and each of the Ancillary Agreements.

            Section 3.4  Consents and Approvals.  Except as specifically set forth in Schedule 3.4 or as required by U.S. Antitrust Laws, Argentina,

Australia, Brazil, Canada, Mexico, EC Competition Law (or France, Germany,

Italy, Spain, the United Kingdom, to the extent not subject to EC jurisdiction), Comprehensive Drug Abuse Prevention and Control Act of 1970,

Drug Enforcement Agency, Bureau of Alcohol and Tobacco, Hazardous Waste

facility permits, air permits, water permits and any other permits required by any other Environmental Law, Federal Food, Drug and Cosmetics Act, U.S.

state wholesale drug licensing laws, the Exchange Act, the Nuclear

Regulatory Act, the Investment Canada Act and any other similar laws or regulations, no consent, approval, waiver or authorization is required to be obtained by Seller, Kodak or any Majority Subsidiary from, and no notice or filing is required to be given by Seller, Kodak or any Majority

Subsidiary to or made by Seller, Kodak or any Majority Subsidiary with, any

Federal, state, local or other governmental authority or other Person in connection with the execution, delivery and performance by Seller of this

Agreement and each of the Ancillary Agreements, other than in all cases where the failure to obtain such consent, approval, waiver or authorization, or to give or make such notice of filing would not materially adversely affect Purchaser's ability to conduct the Transferred

Business substantially as heretofore conducted or materially impair or delay the ability of Seller to effect the Closing (together with the consents, approvals, waivers, authorizations, notices and filings referred to in Section 4.4 and Schedules 3.4 and 4.4 hereof, the "Required

Approvals").

            Section 3.5  Non-Contravention.  Except as set forth on

Schedule 3.5, the execution, delivery and performance by Seller and Kodak of this Agreement and each of the Ancillary Agreements, and the consummation of the transactions contemplated hereby and thereby, does not and will not (i) conflict with or violate any provision of the Articles of

Incorporation, Bylaws or other organizational documents of Seller or Kodak,

(ii) subject to obtaining the consents referred to in Section 3.4, conflict with, or result in the breach of, or constitute a default under, or result in the termination, cancellation or acceleration (whether after the filing of notice or the lapse of time or both) of any right or obligation of

Seller or Kodak under, or to a loss of any benefit to which Seller or Kodak is entitled under, any Contract or result in the creation of any

Encumbrance upon any of the Transferred Assets, or (iii) assuming the consents and approvals listed in Sections 3.4 and 4.4 are obtained, violate or result in a breach of or constitute a default under any law, rule,

regulation, judgment, injunction, order, decree or other restriction of any court or governmental authority to which Seller or Kodak is subject, including any Governmental Authorization, other than in the cases of clauses (ii) and (iii), any conflict, breach, termination, default,

cancellation, acceleration, loss, violation or Encumbrance which,

individually or in the aggregate, would not materially impair Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted or materially adversely affect or delay Seller's or Kodak's ability to perform its obligations hereunder.

            Section 3.6  Binding Effect.  This Agreement constitutes, and each of the Ancillary Agreements when executed and delivered by the parties thereto will constitute, a valid and legally binding obligation of each of

Seller and Kodak enforceable in accordance with its terms, subject to bankruptcy, insolvency, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

            Section 3.7  Financial Statements.  (a) The unaudited pro forma

Asset and Liability Statement of the Transferred Business and the unaudited income statement of the Transferred Business for the year ended December

31, 1993 attached as Schedule 3.7(a)(i) hereto (together, the "Financial

Statements") fairly present the financial condition of the Transferred

Business as of the date thereof, or the period then ended, as the case may be, and
were prepared in accordance with GAAP as interpreted and applied historically by Seller using such methodologies, including such exceptions to GAAP, as are described in Schedule 3.7(a)(ii), in the case of the Asset and Liability Statement, and as are described in Schedule 3.7(a)(iii), in the case of the income statement.  The Working Capital Statement is derived from the Asset and Liability Statement.  The asset and liability statement,

to be dated as of the Closing Date, will fairly present the financial condition of the Transferred Business as of the date thereof and will be prepared on the same basis as the Asset and Liability Statement, except as will be described in the notes thereto.

            (b)   All of the liabilities reflected on the Asset and

Liability Statement are Related to the Business and arose out of or were incurred in the conduct of the Transferred Business.

            Section 3.8  Litigation and Claims.  (a)  Except as set forth in Schedule 3.8(a), there is no civil, criminal or administrative action,

suit, demand, claim, hearing, proceeding or investigation pending or, to the knowledge of Seller, threatened, involving the Transferred Business

(other than those related to Minority Subsidiaries) or any of the

Transferred Assets (except where owned by Minority Subsidiaries) other than those which, individually or in the aggregate, would not materially adversely affect Purchaser's ability to conduct the Transferred Business substantially as
heretofore conducted or materially impair or delay Seller's ability to effect the Closing.

            (b)   Except as set forth in Schedule 3.8(b), none of the

Transferred Assets (except where owned by Minority Subsidiaries) is subject to any order, writ, judgment, award, injunction, or decree of any court or governmental or regulatory authority of competent jurisdiction or any arbitrator or arbitrators other than those which, individually or in the aggregate, would not materially adversely affect Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted or materially impair or delay the ability of Seller to effect the Closing.

            Section 3.9  Taxes.  Except as set forth in the Financial

Statements or Schedule 3.9:

            (a)  All Tax Returns that are required to be filed on or before the date of this Agreement (taking into account any applicable extensions)

with respect to the Business by or with respect to those corporate or unincorporated entities the interests in which, or assets held directly or indirectly by Seller, constitute Transferred Assets, have been duly filed,

except for Tax Returns the failure to file which, when taken together with all other such failures, do not result in a material understatement of the aggregate Tax liability of such entities; (b) all information provided in such Tax Returns is true, complete and accurate in all material respects; (c) all Taxes attributable to each entity described in clause (a) that are or were due and payable (without regard to whether such

Taxes have been assessed) have been timely paid, except for such Taxes the failure to pay which, when taken together with all other such failures,

will not be material; (d) no adjustments relating to the Tax Returns referred to in clause (a) have been proposed by the Internal Revenue

Service or the appropriate state, local or foreign taxing authority, except for such adjustments which, when taken together with all other such adjustments that have been proposed, are not reasonably expected to be material; (e) there are no pending or, to the knowledge of Seller,

threatened actions or proceedings for the assessment or collection of Taxes against any entity described in clause (a), except for such actions or proceedings which, when taken together with all other such actions and proceedings that are pending or have been threatened, are not reasonably expected to be material; (f) there are no outstanding waivers or agreements extending to the applicable statute of limitations for any period with respect to any Taxes of any entity described in clause (a), except for any such waiver or agreement, when taken together with all other such waivers and agreements that are outstanding, are not reasonably expected to be material; (g) no audit examinations with respect to any entity described in clause (a) are presently in progress, except for such audit examinations which, when taken together with all other such audit examinations that are in progress, are not reasonably expected to result in a liability that is material; (h) Seller and each of the

Subsidiaries have withheld from their employees (and timely paid to the appropriate governmental entity or set aside in an account for such purposes) proper and accurate amounts for all periods through the date of this Agreement in compliance with all Tax withholding provisions of applicable Federal, state, local and foreign laws (including, without limitation, income, social security and employment Tax withholding for all types of compensation) except such amounts, which when added to all other such amounts not so withheld, paid or set aside, would not be material; (i)

there is no contract, agreement or intercompany account system in existence under which Seller or any of the Subsidiaries have, or may at any time in the future have, an obligation to contribute to the payment of any portion of a Tax (or pay any amount calculated with reference to any portion of a

Tax) determined on a consolidated, combined or unitary basis with respect to an affiliated group (as defined in Section 1504 of the Code) or other group of corporations of which the Subsidiaries are or were a part which when taken together with all other such contracts, agreements, or account systems result in an obligation that is material; and (j) adequate provisions in accordance with

GAAP appropriately and consistently applied (except as set forth on

Schedule 3.7(a)(ii)) have been made in the Asset and Liability Statement for the payment of all non-U.S. Tax liabilities of the entities described in clause (a) with respect to the Business for the periods covered thereby that were not yet due and payable as of the dates thereof, regardless of whether the liability for such Taxes is disputed other than Taxes which taken together are not material.

            Section 3.10  Employee Benefits.  (a)  All benefit plans,

contracts or arrangements covering U.S. Employees, including, but not limited to, "employee benefit plans" within the meaning of Section 3(3) of

ERISA, and plans of deferred compensation (the "Benefit Plans"), are listed in Schedule 3.10(a).  True and complete copies of all Benefit Plans,

including, but not limited to, any trust instruments and insurance contracts forming a part of any Benefit Plans, and all amendments thereto have been provided or made available to Purchaser.

            (b)  All employee benefit plans covering U.S. Employees (the

"Plans"), to the extent subject to ERISA or the Code, are in substantial compliance with ERISA and the Code.  Each Plan which is an "employee pension benefit plan" within the meaning of Section 3(2) of ERISA ("Pension

Plan") and which is intended to be qualified under Section 401(a) of the

Code, has received a favorable determination letter from the Internal Revenue Service, and Seller is not aware of any circumstances likely to result in revocation of any such favorable determination letter.  Except as set forth in Schedule 3.10(b), there is no material pending or threatened litigation relating to the Plans and, to the knowledge of Seller, no such litigation is likely.  Neither Seller, Kodak,

nor any of the Majority Owned Subsidiaries has engaged in a transaction,

and no event has occurred with respect to any Plan that, assuming the taxable period of such transaction expired as of the date hereof, could subject Seller or any Majority Owned Subsidiary to a tax or penalty imposed by Section 4975 or 4976 of the Code or Section 406 or 502(i) of ERISA in an

amount which would be material.

            (c)  No liability under Subtitle C or D of Title IV of ERISA has been or is expected to be incurred by Seller or any of the Majority

Owned Subsidiaries with respect to any ongoing, frozen or terminated

"single-employer plan", within the meaning of Section 4001(a)(15) of ERISA,

currently or formerly maintained by any of them, or the single-employer plan of any entity which is considered one employer with Seller under

Section 4001 of ERISA or Section 414 of the Code (an "ERISA Affiliate").

Seller and the Majority Owned Subsidiaries have not incurred any withdrawal liability with respect to a multiemployer plan under Subtitle E of Title IV of ERISA.  No notice of a

"reportable event", within the meaning of Section 4043 of ERISA for which the 30-day reporting requirement has not been waived, has been required to be filed for any Pension Plan or by any ERISA Affiliate within the 12-month period ending on the date hereof.

            (d)  Neither any Pension Plan nor any single-employer plan of an ERISA Affiliate has an "accumulated funding deficiency" (whether or not waived) within the meaning of Section 412 of the Code or Section 302 of

ERISA and no ERISA Affiliate has an outstanding funding waiver.  Neither

Seller nor any of the Majority Owned Subsidiaries has provided, or is required to provide, security to any Pension Plan or to any single-employer plan of an ERISA Affiliate pursuant to Section 401(a)(29) of the Code.

            (e)  Neither Seller nor any of the Majority Owned Subsidiaries

has any obligations for retiree health and life benefits under any Benefit

Plan, except as set forth on Schedule 3.10(e).

            (f)  Other than as set forth on Schedule 3.10(f), neither

Seller, its Majority Owned Subsidiaries nor Kodak has any announced plan or legally binding commitment to establish any additional Benefit Plan or to amend, modify or terminate any existing Benefit Plan.

            (g)  Neither Seller nor the Majority Owned Subsidiaries have any obligation to contribute to any multiemployer plan.

            (h)  All employee benefit plans, contracts or arrangements covering non-U.S. Employees comply in all material respects with applicable law.  Except as set forth in Schedule 3.10(h), Seller and its Majority

Owned Subsidiaries have no material unfunded liabilities with respect to

non-U.S. Employees.

            (i)  The transactions contemplated by this Agreement will not result in the payment or series of payments to a Transferred Employee or to any other person of a parachute payment within the meaning of Section 280G of the Code.

            (j)  The consummation of the transactions contemplated by this

Agreement will not (i) entitle any Transferred Employee to severance pay

(other than any deemed termination indemnities due to non-U.S. Transferred

Employees), or (ii) accelerate the time of payment or vesting, or increase the amount of compensation due to any such Transferred Employee or Former

Employee, except as expressly provided in this Agreement or as listed on

Schedule 3.10(a) and designated as a Section 3.10(j) plan.

            Section 3.11  Compliance with Laws.  Except as set forth in

Schedule 3.11 hereto, the Transferred Business (except to the extent conducted by Minority Subsidiaries) is being conducted in compliance with all applicable laws, rules and regulations, except where the failure so to comply, individually or in the aggregate, would not materially adversely affect Purchaser's ability to conduct the Transferred

Business substantially as heretofore conducted, the Transferred Business

(except to the extent conducted by Minority Subsidiaries) has all

Governmental Authorizations necessary for the conduct of the Transferred

Business as currently conducted, other than those the absence of which would not materially adversely affect Purchaser's ability to conduct the

Transferred Business substantially as heretofore conducted and there are no proceedings pending, or to the knowledge of Seller, threatened which may result in the revocation, cancellation or suspension of any such

Governmental Authorization except those that would not materially adversely affect Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted; it being understood that nothing in this representation is intended to address any compliance issue that is the subject of any other representation or warranty set forth herein.

            Section 3.12  Environmental Matters.  Except as set forth in

Schedule 3.12 hereto other than as relates to an Excluded Liability:

            (a)  to the knowledge of Seller, the Transferred Business

(except to the extent conducted by Minority Subsidiaries) is in compliance with all applicable Environmental Laws and there are no liabilities under any Environmental Law with respect to the Transferred Business

(except to the extent conducted by the Minority Subsidiaries), other than non-compliance or liabilities which would not materially adversely affect

Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted;

            (b)  Seller and its Majority Owned Subsidiaries have not

received any notice of any material violation or alleged material violation of, or any material liability under, any Environmental Law in connection with the Transferred Business during the past three years;

            (c)  there are no material writs, injunctions, decrees, orders or judgments outstanding, or any actions, suits, proceedings or investigations pending or, to the knowledge of Seller, threatened, relating to compliance with or liability under any Environmental Law affecting the

Transferred Business (except to the extent conducted by the Minority

Subsidiaries) or the Transferred Assets (except where owned by the Minority

Subsidiaries); and

            (d)   to the knowledge of Seller, there are no environmental

liens affecting the Transferred Business (except to the extent conducted by the Minority Subsidiaries) or the Transferred Assets (except where owned by the Minority Subsidiaries), except for such liens as would not materially adversely affect Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted.

            Section 3.13  Intellectual Property.  (a)  Schedule 3.13(a)

sets forth a list and description (including where applicable the country of registration) of (i) all patents, patent applications, registered trademarks, trademark applications, copyrights and copyright applications related to the Transferred Business that are owned by Seller or its subsidiaries and (ii) all agreements under which Seller or its subsidiaries are licensed or otherwise permitted to use patents, trademarks and copyrights which are material to the Transferred Business.

            (b)  Except as set forth in Schedule 3.13(b)(i), to the

knowledge of Seller (i) with respect to Ethical Intellectual Property other than trademarks, no product (or component thereof or process) used, sold or manufactured by the Business infringes on or otherwise violates the

Intellectual Property of any other Person, (ii) with respect to trademarks constituting Ethical Intellectual Property that are listed on

Schedule 3.13(b)(ii), there are no restrictions that would materially affect the use of those trademarks in connection with the Transferred

Business and the trademarks do not infringe upon or otherwise violate the trademarks of any other Person, and (iii) no Person is challenging,

infringing or otherwise violating the Ethical Intellectual Property or

Shared Intellectual Property (excluding trademarks not included on

Schedule 3.13(b)(ii)), except in each case for challenges, infringements or violations, that individually or in the aggregate, would not materially adversely affect Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted.  The trademarks that constitute

Transferred Assets that are material to the Transferred Business are listed on Schedule 3.13(b)(ii).

            Section 3.14  Collective Bargaining Agreements.  Except as set

forth in Schedule 3.14 hereto, neither Seller nor any Subsidiary (other than a Minority Subsidiary) is a party to or bound by any material labor agreement or collective bargaining agreement respecting the Transferred

Employees (other than any Employee of a Minority Subsidiary), nor is there pending, or to the knowledge of Seller threatened, any strike, walkout or other work stoppage or any union organizing effort by or respecting the

Transferred Employees.

            Section 3.15  Contracts.  Schedule 3.15(i) sets forth a list,

as of the date hereof, of each written Contract that is material to the

Business other than purchase orders in the ordinary and usual course of business.  Except as set forth in Schedule 3.15(ii), to the knowledge of

Seller, each material Contract is a valid and binding agreement of Seller or a subsidiary of Seller and is in full force and effect.  Except as otherwise provided in Schedule 3.15(iii), Seller has no knowledge of any material default under any Contract listed on Schedule 3.15(i) which default has not been cured or waived and which default would materially adversely affect Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted.

            Section 3.16  Title to Property.  (a)  Except as set forth in

Schedule 3.16(a) the Transferred Assets and the Kodak Licensed Intellectual

Property constitute all the assets, properties and rights necessary to conduct the Transferred Business in all material respects as currently conducted.

            (b)   Seller has good and (in the case of Owned Real Property)

marketable title to, or a valid and binding leasehold interest in, the property included in the Transferred Assets (other than the Ethical

Intellectual Property subject to Section 3.13), free and clear of all

Encumbrances, except (i) as set forth in Schedule 3.16(b), (ii) any encumbrances disclosed in the Financial Statements, (iii) liens for Taxes,

assessments and other governmental charges not yet due and payable or due but not delinquent or being contested in good faith by appropriate proceedings, (iv) mechanics', workmen's, repairmen's, warehousemen's,

carriers' or other like liens arising or incurred in the ordinary course of business, original purchase price conditional sales contracts and equipment leases with third parties entered into in the ordinary course of business,

(v) with respect to real property, (A) easements, quasi-easements, licenses, covenants, rights-of-way, and other similar restrictions, including without limitation any other agreements, conditions or restrictions which would be shown by a current title report or other similar report or listing, (B) any conditions that may be shown by a current survey or physical inspection and (C) zoning, building and other similar restrictions and (vi) Encumbrances which, individually or in the aggregate, would not materially adversely affect Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted (all items included in (i) through (vi), together with any matter set forth in

Schedule 3.16(b), are referred to collectively herein as the "Permitted

Encumbrances").

            (c)   All of the leases relating to the material Leased Real

Property (except to the extent leased by Minority Subsidiaries) are valid,

subsisting and in full force and effect in accordance with their terms.

All payments (including, without limitation, rent) with respect to material

Leased Real Property (except to the extent leased by Minority Subsidiaries)

due and payable and not being contested by Seller have been paid by Seller.



            (d)   Seller makes no representation in this Agreement as to

the physical condition of the real or tangible personal property included in the Transferred Assets.

            Section 3.17  Finders' Fees.  Except for Goldman, Sachs & Co.

and McKinsey and Co., whose fees will be paid by Seller, as of the date of this Agreement there is no investment banker, broker, finder or other intermediary which has been retained by or is authorized to act on behalf of Kodak, Seller or any Majority Owned Subsidiary who might be entitled to any fee or commission from Seller in connection with the transactions contemplated by this Agreement.  Seller and Kodak may retain one or more brokers or other intermediaries in connection with the sale of the UPT

Facility as contemplated by Section 5.6(b).  Any fees or commissions of such brokers or other intermediaries may be paid as part of the transaction costs out of the gross proceeds of such sale.

            Section 3.18  Absence of Change.  Except (x) to the extent arising out of or relating to the transactions contemplated by this

Agreement and the proposed sale of Seller and Seller's other businesses,

including restructuring transactions in connection with the offer and sale of the Transferred Business or (y) contracts entered into since December

31, 1993 that are listed in Schedule 2.2(g), since December 31, 1993, (i)

the Transferred Business has been operated in the ordinary course in a manner consistent with past practice and (ii) there has not been any change in the operations, properties, assets, condition, financial or otherwise,

or prospects of the

Transferred Business other than, in each case (i) and (ii), changes which would not individually or in the aggregate materially adversely affect

Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted.

            Section 3.19  Reaffirmation of Representations.  Except as set

forth in Schedule 3.19, Seller hereby reaffirms that the representations and warranties made by Seller in Article VII of the Pharm A Agreement were true and correct as of the dates any assets were contributed by Seller to the joint venture established pursuant to the Pharm A Agreement, provided that with respect to any such representation and warranty qualified by the knowledge (or any similar term) of Seller, Seller hereby confirms that, to the best of Seller's present knowledge, such representations and warranties were true and correct as of the dates any assets were contributed by Seller to the joint venture established pursuant to the Pharm A Agreement.

            Section 3.20  Insurance.  Schedule 3.20 is a true and complete list of all insurance policies that relate primarily to Assumed Liabilities or are Related to the Business.

            Section 3.21  Food and Drug Administration.  With respect to

Human Ethical Pharmaceutical Products included in the Transferred Business and either currently sold or under development in the United States and with respect to each
facility in the United States at which Human Ethical Pharmaceutical

Products included in the Transferred Assets are manufactured, packaged or distributed, as the case may be:

            (a)   Seller or its subsidiaries hold all permits, licenses,

certificates or other authorizations of the United States Food and Drug

Administration (the "FDA") and all similar state and local governmental agencies necessary to sell its existing Human Ethical Pharmaceutical

Products other than those permits, licenses, certificates or authorizations the absence of which would not materially adversely affect Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted.  To the knowledge of Seller, it is presently not in violation of, and has not received from the FDA or any similar state or local governmental agency any notice or charge, which has not been complied with or withdrawn, asserting any violation of, the Federal Food, Drug, and

Cosmetic Act, as amended (the "FDC Act") or any similar state or local law

(including the rules or regulations promulgated thereunder), which violation would have a material adverse effect on Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted.

            (b)   To the knowledge of Seller, Seller and each Subsidiary is

in compliance with all FDA and similar state and local governmental agency requirements concerning the
maintenance, compilation and filing of reports, including, without limitation, adverse drug experience reports, except where such non-

compliance would not materially adversely affect Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted.

            (c)   To the knowledge of Seller, each facility included in the

Transferred Business which is used in connection with the manufacturing,

packaging, distribution or sale of Seller's existing Human Ethical

Pharmaceutical Products is in compliance with the FDC Act and the regulations promulgated thereunder, including, without limitation, the

FDA's good manufacturing practice regulations, except where such non-

compliance would not materially adversely affect Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted.

            (d)   Each ongoing clinical investigation conducted by Seller

that is required by law to be conducted under an Investigational New Drug application (an "IND") or similar application has an IND or similar application that is currently in effect.  To the knowledge of Seller, such

IND is not subject to a clinical hold (except WIN 8883), and such investigation is in compliance with the terms and conditions of the IND and applicable FDA regulations.

            Section 3.22  No Other Representations or Warranties.  Except

for the representations and warranties
contained in this Article III, neither Seller nor any other Person makes any other express or implied representation or warranty on behalf of

Seller.



                                 ARTICLE IV

                REPRESENTATIONS AND WARRANTIES OF PURCHASER

            Purchaser represents and warrants to Seller and Kodak as of the date hereof and as of the Closing Date (except that representations and warranties that are made as of a specific date need be true only as of such date), as follows:

            Section 4.1  Organization and Qualification.  Purchaser is a

corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has all requisite corporate power and authority to own and operate the OTC Portion and to carry on such business as currently conducted.  Except as set forth on

Schedule 4.1 hereto, Purchaser is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the ownership or operation of the OTC Portion or the conduct of such business requires such qualification, except where the failure to be so qualified or in good standing, as the case may be, would not materially adversely affect

Seller's ability to conduct the business of the OTC Portion substantially as heretofore conducted.

            Section 4.2  Subsidiaries; Joint Ventures, etc.  Each of

Sterling Midy S.A. and Sterling Midy Industrie S.A., each a societe anonyme under laws of the Republic of France, is a corporation duly organized,

validly existing, and in good standing under the laws of its jurisdiction of organization and has all requisite corporate power and authority to own and operate its properties and assets and to carry on its business as presently conducted and is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the ownership or operation of its properties and assets or the conduct of its business requires such qualification, except where the failure to be so duly organized, validly existing, qualified or in good standing would not materially adversely affect Seller's ability to conduct the business of the

OTC Portion substantially as heretofore conducted.  Purchaser has heretofore delivered to Seller true and complete copies of each such entity's governing documents as in effect as of the date hereof.

            Section 4.3  Corporate Authorization.  Purchaser has full

corporate power and authority to execute and deliver this Agreement and each of the Ancillary Agreements, and to perform their obligations hereunder and thereunder.  The execution, delivery and performance by

Purchaser of this Agreement and each of the Ancillary Agreements have been duly and validly authorized and no additional corporate authorization or consent is required in connection with the execution,

delivery and performance by Purchaser of this Agreement and each of the

Ancillary Agreements.

            Section 4.4  Consents and Approvals.  Except as specifically set forth in Schedule 4.4 or as required by U.S. Antitrust laws, Argentina,

Australia, Brazil, Canada, Mexico, EC Competition Law (or France, Germany,

Italy, Spain, the United Kingdom, to the extent not subject to EC jurisdiction), Comprehensive Drug Abuse Prevention and Control Act of 1970,

Drug Enforcement Agency, Bureau of Alcohol and Tobacco, Hazardous Waste

facility permits, air permits, water permits and any other permits required by any other Environmental Law, Federal Food, Drug and Cosmetics Act, U.S.

state wholesale drug licensing laws, the Exchange Act, the Nuclear

Regulatory Act and any other similar laws and regulations, no consent,

approval, waiver or authorization is required to be obtained by Purchaser from, and no notice or filing is required to be given by Purchaser to or made by Purchaser with, any Federal, state, local or other governmental authority or other Person in connection with the execution, delivery and performance by Purchaser of this Agreement and each of the Ancillary

Agreements, other than in all cases those the failure of which to obtain,

give or make would not materially adversely affect Seller's ability to conduct the business of the OTC Portion
substantially as heretofore conducted or materially impair or delay the ability of Purchaser to effect the Closing.

            Section 4.5  Non-Contravention.  Except as set forth on

Schedule 4.5, the execution, delivery and performance by Purchaser of this

Agreement and each of the Ancillary Agreements, and the consummation of the transactions contemplated hereby and thereby, does not and will not

(i) conflict with or violate any provision of the Articles of

Incorporation, Bylaws or other organizational documents of Purchaser, (ii)

subject to obtaining the consents referred to in Section 4.4, conflict with, or result in the breach of, or constitute a default under, or result in the termination, cancellation or acceleration (whether after the filing of notice or the lapse of time or both) of any right or obligation of

Purchaser under, or to a loss of any benefit to which Purchaser is entitled under, any OTC Portion Contract or result in the creation of any

Encumbrance upon the OTC Portion, or (iii) assuming the consents and approvals listed in Sections 3.4 and 4.4 are obtained, violate or result in a breach of or constitute a default under any law, rule, regulation,

judgment, injunction, order, decree or other restriction of any court or governmental authority to which Purchaser is subject, including any

Governmental Authorization, other than in the cases of clauses (ii) and

(iii), any conflict, breach, termination, default, cancellation,

acceleration, loss,
violation or Encumbrance which, individually or in the aggregate, would not materially adversely affect Seller's ability to conduct the business of the

OTC Portion substantially as heretofore conducted or materially impair or delay Purchaser's ability to perform its obligations hereunder.

            Section 4.6  Binding Effect.  This Agreement constitutes, and each of the Ancillary Agreements when executed and delivered by the parties thereto will constitute, a valid and legally binding obligation of

Purchaser enforceable in accordance with its terms, subject to bankruptcy,

insolvency, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

            Section 4.7  OTC Assets.  (a)  Schedule 4.7(a) sets forth a list and description (including the country of registration) of all material OTC Assets.

            (b)  Except as set forth in Schedule 4.7(b)(i), to the

knowledge of Purchaser (i) with respect to OTC Assets other than trademarks, no product (or component thereof or process) used, sold or manufactured by the OTC Portion infringes on or otherwise violates the

Intellectual Property of any other Person, (ii) with respect to trademarks constituting OTC Assets, there are no restrictions upon the trademarks listed in Schedule 4.7(b)(ii) that would materially affect the use of those trademarks in connection with the business of the OTC Portion, and (iii) no Person is challenging, infringing or otherwise violating the OTC Assets, except in each case for challenges,

infringements or violations, that individually or in the aggregate, would not materially adversely affect Seller's ability to conduct the business of the OTC Portion substantially as heretofore conducted.

            Section 4.8  Title to Property.  (a)  The OTC Assets and the

OTC Shares constitute all the assets, properties and rights of Purchaser used in the conduct of the business of the OTC Portion in all material respects as currently conducted.

            (b)   Purchaser has good title to the OTC Shares, free and

clear of all Encumbrances, except (i) as set forth in Schedule 4.8(b), (ii)

liens for Taxes, assessments and other governmental charges not yet due and payable or due but not delinquent or being contested in good faith by appropriate proceedings, (iii) mechanics', workmen's, repairmen's,

warehousemen's, carriers' or other like liens arising or incurred in the ordinary course of business, original purchase price conditional sales contracts and equipment leases with third parties entered into in the ordinary course of business, and (iv) Encumbrances which, individually or in the aggregate, would not materially adversely affect Seller's ability to conduct the business of
the OTC Portion substantially as heretofore conducted (all items included in (i) through (iv), together with any matter set forth in Schedule 4.8,

are referred to collectively herein as the "OTC Portion Permitted

Encumbrances").

            Section 4.9  Finders' Fees.  Except for Lehman Brothers Inc.

and The Blackstone Group, whose fees will be paid by Purchaser, there is no investment banker, broker, finder or other intermediary which has been retained by or is authorized to act on behalf of Purchaser who might be entitled to any fee or commission from Purchaser in connection with the transactions contemplated by this Agreement.

            Section 4.10  Financial Capability.  On the Closing Date,

Purchaser will have sufficient funds to effect the Closing and all other transactions contemplated by this Agreement.

            Section 4.11  Reaffirmation of Representations.  Except as set

forth in Schedule 4.11, Purchaser hereby reaffirms that the representations and warranties made by Purchaser in Article IX of the OTC Agreement were true and correct as of the dates any assets were contributed by Purchaser to the OTC Venture, provided that with respect to any such representation and warranty qualified by the knowledge (or any similar term) of Purchaser,

Purchaser hereby confirms that, to the best of Purchaser's present knowledge, such representations and warranties were true and correct as of the dates any assets were contributed by Purchaser to the OTC

Venture.

            Section 4.12  No Other Representations or Warranties.  Except

for the representations and warranties contained in this Article IV,

neither Purchaser nor any other Person makes any other express or implied representation or warranty on behalf of Purchaser.


                                 ARTICLE V

                                 COVENANTS

            Section 5.1  Access.  (a)  Prior to the Closing, Seller shall permit Purchaser, any potential acquiror of any part of Purchaser's interest in the Transferred Assets designated by Purchaser (provided that such potential acquiror shall have executed and delivered to each of Kodak,

Seller and Purchaser a confidentiality agreement in form and substance mutually satisfactory to Kodak, Seller and Purchaser), and their respective representatives to have access, during regular business hours and upon reasonable advance notice, to the Transferred Assets, and Purchaser shall permit Seller, any potential acquiror of any part of the OTC Venture and their respective representatives to have access, during regular business hours and upon reasonable advance notice, to the OTC Portion, subject to reasonable rules and regulations of Seller or Purchaser, as the case may be, and shall furnish, or cause to be furnished, to

Purchaser or Seller, as the case may be, any financial and operating data and other information that is available with respect to (x) the Transferred

Business as Purchaser shall from time to time reasonably request or (y) the

OTC Portion as Seller shall from time to time reasonably request.

            (b)   Until the applicable statute of limitations (including

periods of waiver) has run for any Tax Returns filed or required to be filed covering the periods up to and including the Closing Date, Purchaser,

with respect to the Transferred Assets and the Transferred Business, and

Seller, with respect to the OTC Portion, each agrees to retain all Books and Records in existence on the Closing Date and after the Closing Date will provide Seller and Kodak or Purchaser, as the case may be, with information (including financial information), and grant Seller and Kodak or Purchaser, as the case may be, access to such Books and Records for inspection and copying by Seller, Kodak or Purchaser, as the case may be,

and, in each case, their agents at Seller's or Kodak's expense with respect to the Transferred Assets and the Transferred Business and Purchaser's

expense with respect to the OTC Portion, upon reasonable request and upon reasonable notice.  After the expiration of such time period, no such Books and Records shall be destroyed by Purchaser or Seller without first advising the tax director of each of Kodak and Seller or Purchaser, as the case may be, in writing detailing the contents of any such Books and

Records and giving Kodak and Seller or Purchaser, as the case may be, at least 120 days to obtain possession thereof.

            Section 5.2  Conduct of Business.  (a)  During the period from the date hereof to the Closing, except as otherwise contemplated by this

Agreement or as Purchaser shall otherwise agree in writing in advance with respect to the Business, Seller covenants and agrees that Seller and each of the Subsidiaries (other than Minority Subsidiaries) shall conduct the

Business in the ordinary and usual course, and use its reasonable efforts to preserve intact its business and relationships with third parties.

During the period from the date hereof to the Closing, except as otherwise provided for in this Agreement or as Purchaser shall otherwise consent

(which consent shall not be unreasonably withheld) Seller covenants and agrees that it will continue to perform its obligations under the Pharm A

Agreement, the Pharm B Agreement, the Development Agreement and the BMS

Agreements in accordance with past practice and that with respect to the

Business, other than in the ordinary and usual course, it shall and shall cause the subsidiaries (other than Minority Subsidiaries) to:

             (i)  not approve any new individual capital expenditure that is in excess of $1,000,000;

            (ii)  not dispose of or incur, create or assume any Encumbrance on any individual capital asset of the Business if the greater of the book value or the fair market value of
such capital asset exceeds $1,000,000 other than Permitted Encumbrances;

           (iii)  not incur any indebtedness for money borrowed or enter into any contract or other commitment (including any hedging arrangement or other derivative transaction), in each case that constitutes an Assumed

Liability in excess of $1,000,000;

            (iv)  not enter into any transaction that would materially adversely affect Purchaser's ability to conduct the Transferred Business substantially as heretofore conducted;

             (v)  not increase materially the salary, wage, rate of

compensation, commission, bonus or other direct or indirect remuneration payable to, or other compensation of, any Transferred Employees, or enter into any contract or other binding commitment in respect of any such increase, nor amend, adopt or terminate any Benefit Plan covering

Transferred Employees or Former Employees in any way that materially increases the amount of the Assumed Liability in respect of such plan or enter into any negotiation in respect of or enter into any collective bargaining agreement covering Transferred Employees that would constitute an Assumed Liability;

            (vi)  not amend in any respect that would materially adversely affect the use and enjoyment thereof by Purchaser, or terminate, any of the leases relating to 90

Park Avenue, New York, New York or any other leases relating to a material

Leased Real Property or default in the performance of any material covenant or obligation thereunder which default is not cured within any applicable grace period; and

           (vii)  continue its pricing and sales practices substantially in accordance with Seller's past practices.

            (b)   Notwithstanding the foregoing, the Business shall be

permitted at all times prior to the Closing Date to make distributions of cash to Seller as provided in Section 2.7.

            (c)   During the period from the date hereof to the Closing,

except as otherwise contemplated by this Agreement or as Seller shall otherwise agree in writing in advance, Purchaser covenants and agrees that

Purchaser shall conduct the business of the OTC Portion in the ordinary and usual course, and use its reasonable efforts to preserve intact its business and relationships with third parties.  During the period from the date hereof to the Closing, except as otherwise provided for in this

Agreement or as Seller shall otherwise consent (which consent shall not be unreasonably withheld) Purchaser  covenants and agrees that it shall continue to perform its obligations under the OTC Agreement in accordance with past practice.

            Section 5.3  Reasonable Efforts; Good Faith.  Seller and

Purchaser will cooperate and use their respective reasonable efforts to fulfill the conditions precedent to the other party's obligations hereunder, including but not limited to, securing as promptly as practicable all consents, approvals, waivers and authorizations required in connection with the transactions contemplated hereby.  In each instance in which a consent, approval, waiver or authorization cannot be obtained prior to the Closing Date, Seller shall use its reasonable efforts to enter into such alternative arrangements and agreements with Purchaser as may be appropriate in order to permit Purchaser to receive and enjoy substantially similar rights and benefits and to enable Purchaser to conduct the

Transferred Business until such consent or waiver is obtained.  If, after the exercise of reasonable efforts, any such consent or waiver is not obtained, Seller agrees to cooperate with Purchaser in establishing any reasonable arrangements designed to provide, to the extent reasonably practicable, Purchaser with any and all rights of Seller under the relevant

Contracts.  Purchaser and Seller will promptly file documentary materials required by the U.S. Antitrust laws, E.C. Competition law, Environmental

Law and each of the other items listed in Section 3.4 and Section 4.4 and promptly file any additional information requested as soon as practicable after receipt of request thereof.

            Section 5.4  Tax Matters.  (a)  Proration of Taxes.  Except as

otherwise agreed to by the parties,
whenever it is necessary to determine the liability for Taxes for a portion of a taxable year or period that begins before and ends after the Closing

Date, the determination of the Taxes for the portion of the year or period ending on, and the portion of the year or period beginning after, the

Closing Date shall be determined by assuming that the taxable year or period ended at the close of business on the Closing Date, except that annual property taxes and exemptions, allowances or deductions that are calculated on an annual basis shall be prorated on a time basis.

            (b)   Computation of Tax Liabilities.  (i)  Whenever it is

necessary to determine the liability of Seller for Taxes, such determination shall be made as if Seller had computed and paid such Taxes separate from Kodak.

            (ii)  Whenever it is necessary to determine the liability of

Purchaser for Taxes, the determination shall be made as if Purchaser had computed and paid such Taxes separate from any entity owning an interest in

Purchaser (a "Parent Entity").

            (iii) Whenever it is necessary to allocate the amount of Taxes imposed on or with respect to any entity or any asset between the

Transferred Business and any business retained by Seller or the OTC Portion and any business retained by Purchaser, such allocation shall be made by allocating all items of expense, loss, deduction, and credit between such businesses based upon the relative gross income of each such entity attributable to each such business for the taxable year or period to which each such item relates.

            (c)   Tax Returns.  (i)  Unless otherwise agreed to by the

parties, and except as otherwise appropriate by reason of any portion of the Transferred Assets not being transferred on the Closing Date, for the taxable year or period beginning before and ending on or after the Closing

Date, (A) Kodak or Seller shall file or cause to be filed when due all U.S.

Federal and U.S. state and local Tax Returns with respect to Taxes which constitute Excluded Liabilities and (B) Purchaser shall file or cause to be filed when due all Tax Returns (whether imposed by any national, state,

departmental, provincial, local or other jurisdiction) with respect to

Taxes which constitute Assumed Liabilities.  To the extent permitted by law or administrative practice, the taxable year of each corporate or unincorporated entity which constitutes a Transferred Asset shall be treated as closing at the close of the Closing Date.

            (ii)  If either party shall be liable hereunder for any portion of the Tax shown due on any Tax Returns required to be filed by the other party, the party preparing such Tax Return (the "Preparer") shall deliver a copy of the relevant portions of such Tax Return to the party so liable

(the "Payor") for its review and approval, which may not be unreasonably withheld, not less than thirty (30) days prior to the date on which such Tax Returns are due to be filed (taking into account any applicable extensions) (the "Due Date").  If the Payor objects to any items reflected on such returns, the parties shall attempt to resolve the disagreement.  If the parties are unable to resolve the disagreement, the dispute shall be referred to the CPA Firm whose determination shall be binding upon the parties.  The fees and expenses of such CPA Firm shall be borne equally by Seller and Purchaser.  If the dispute has not been resolved or the CPA Firm has not made its determination prior to the Due Date, the Payor shall pay to the Preparer the amount requested by the Preparer (the "Requested Amount").  When the

amount due to the Preparer from the Payor in respect of such Tax Return is finally determined, a settlement payment (the "Settlement Payment") shall be made in an amount equal to the Requested Amount minus the amount finally determined to be due, from the Preparer to the Payor if the Settlement

Payment is a positive number, and from the Payor to the Preparer if the

Settlement Payment is a negative number.

            (iii)  Purchaser shall cause the entities constituting

Transferred Assets organized under the laws of Brazil, Argentina, U.K.,

Japan and Mexico, Sanofi Winthrop PHARMA and any other corporate entity the shares of which are transferred to Purchaser or an Affiliate of Purchaser pursuant to Section 2.12 hereto not to take any action described in the following sentence during the period
beginning on the Closing Date and ending on December 31, 1994.  The actions referred to in the prior sentence shall include only the following:

selling (including a deemed sale pursuant to Section 338 of the Code or a similar law of any other country), exchanging, distributing, reorganizing or otherwise disposing of the stock of any subsidiary corporation,

disposing of any other property the sale of which produces personal holding company income within the meaning of Section 954(a)(1) of the Code and the regulations thereunder, and making any distribution to shareholders in excess of current earnings and profits as computed for U.S. Federal income tax purposes derived during the period beginning on the day following the

Closing Date and ending on the first December 31 thereafter.

            (iv)  All Tax Returns referred to in Section 5.4(c)(i) shall be prepared and income, gain, expenses, losses, deductions and credits in respect of such returns shall be calculated in a manner consistent with prior years unless Kodak or Seller obtains the consent of Purchaser or

Purchaser obtains the consent of Kodak to do otherwise, which consent shall not be unreasonably withheld in either case.

            (d)   Information to be Provided by Purchaser.  With respect to

Tax Returns to be filed by Kodak or Seller pursuant to Section 5.4(c)(i)(A)

hereof, Purchaser shall promptly, following the end of the taxable year beginning
before and ending on or after the Closing Date, prepare and provide to

Seller a package of tax information materials (the "Tax Package"), which shall be completed in accordance with past practice, including past practice as to providing the information, schedules and work papers and as to the method of computation of separate taxable income or other relevant measures of income of the Seller.

            (e)   Contest Provisions.  Each of Purchaser, Kodak and Seller

(the "Recipient") shall promptly notify each other party or parties whose liability for Taxes (including any such liability assumed pursuant to this

Agreement and any obligation to indemnify any person in respect of such

Taxes pursuant to Article VII of this Agreement may be materially affected thereby (each, an "Affected Party") in writing upon receipt by the

Recipient, of notice of any pending or threatened audits or assessments with respect to Taxes (the "Audited Taxes").  For purposes of this Section

5.4(e), the term "Affected Party" shall include a party whose Tax liability in respect of any period subsequent to the period or periods in which such

Audited Taxes arose may be materially affected in any manner (including the reduction of asset basis or cost adjustments, the reduction of credit carryovers, the imposition of tax deficiencies and the increase of taxable income) by such audit or assessment.  The party liable for the Audited

Taxes pursuant to Article II of this Agreement shall control the complete defense of
the interests of itself and each Affected Party in any tax audit or administrative or court proceeding relating to Taxes.  Each Affected Party shall be entitled to participate at its expense in such defense and to employ counsel of its choice at its expense.  No Affected Party may agree to settle any claim for such Audited Taxes without the prior written con-

sent of each other Affected Party, which may not be unreasonably withheld.

            (f)   Allocation of Consideration.  The parties to this

Agreement agree to determine the amount of and allocate the total consideration transferred by Purchaser to Seller pursuant to this Agreement

(the "Consideration") in accordance with the fair market value of the assets and liabilities transferred.  Kodak, Seller and Purchaser shall each prepare one or more schedules determining and allocating the Consideration and shall negotiate in good faith to reconcile such schedules.  If the

Purchaser and Kodak cannot agree on a mutually acceptable determination,

allocation or determination and allocation of the Consideration, Purchaser and Seller shall each determine, allocate or determine and allocate, as the case may be, such Consideration in the manner it considers appropriate.

Seller and Purchaser each agree to prepare and file an IRS Form 8594 in a timely fashion in accordance with the rules under Section 1060 of the Code.

To the extent that the Consideration is adjusted after the Closing Date,

the
parties agree to revise and amend the schedule and IRS Form 8594 in the same manner and according to the same procedure.  Any determination,

allocation or determination and allocation of the Consideration agreed upon by the Parties pursuant to the second sentence of this subsection shall be binding on Kodak, Seller and Purchaser for all tax reporting purposes.

            (g)   Employee Withholding and Reporting Matters.  With respect

to the Transferred Employees, Purchaser shall, in accordance with and to the extent permitted pursuant to Revenue Procedure 84-77, 1984-2 C.B. 753,

assume all responsibility for preparing and filing Form W-2, Wage and Tax

Statement, Form W-3, Transmittal of Income and Tax Statements, Form 941,

Employer's Quarterly Federal Tax Return, Form W-4, Employee's Withholding

Allowance Certificate, and Form W-5, Earned Income Credit Advance Payment

Certificate.  Seller and Purchaser agree to comply with the procedures described in Section 5 of Revenue Procedure 84-77.

            (h)  Transfer Taxes.  All excise, sales, use, transfer,

(including real property transfer or gains), stamp, documentary, filing,

recordation and other similar taxes which may be imposed or assessed as the result of (i) the transfer of the Transferred Assets to the Purchaser or an

Affiliate of Purchaser pursuant to this Agreement or (ii) the transfer of the OTC Portion to Seller pursuant to this

Agreement (the "Transfer Taxes"), together with any interest, additions or penalties with respect thereto and any interest in respect of such additions or penalties shall be borne equally by Seller and Purchaser.  Any

Tax Returns that must be filed in connection with Transfer Taxes shall be prepared by the party primarily or customarily responsible under the applicable local law for filing such Tax Returns which will use its reasonable best efforts to provide such Tax Returns to the other parties at least 10 days prior to the date such Tax Returns are due to be filed.  Such

Tax Returns shall be prepared consistent with the allocation of the

Consideration pursuant to Section 5.4(f) hereof.

            (i)  Foreign Tax Receipts.  Purchaser shall deliver to the tax director of Kodak certified copies of all receipts for any foreign Tax with respect to which Kodak or Seller could claim a foreign tax credit, and any other documentation required in connection with Seller or Kodak claiming or supporting a claim for such foreign tax credits promptly following either a request by Kodak for such receipts or documentation or payment of any such foreign Taxes by Purchaser, any Affiliate of Purchaser or any other party to whom Purchaser or an Affiliate of Purchaser transfers any portion of the

Transferred Assets.  To the extent Purchaser transfers any equity interests constituting a 50% or greater interest in any entity constituting a

Transferred Asset to a party or parties unrelated to Purchaser (each, an

"Rx Buyer"), Purchaser shall be relieved of the obligation described in the preceding sentence to the extent that Purchaser obtains the written agreement of the Rx Buyer to fulfill Purchaser's obligations pursuant to the preceding sentence with respect to any taxes paid by Purchaser prior to such transfer or by an Rx Buyer after such transfer.

            (j)   Assistance and Cooperation.  The parties agree that,

after the Closing Date:

            (A)  The parties shall assist (and cause their respective

      Affiliates to assist) the other parties in preparing any Tax Returns with respect to the Business which such other parties are responsible for preparing and filing;

            (B)  The parties shall cooperate fully in preparing for any audits of, or disputes with taxing authorities regarding, any Tax

      Returns and payments in respect thereof;

            (C)  The parties shall make available to each other and to any taxing authority as reasonably requested all relevant Books and

      Records relating to Taxes;

            (D)  The parties shall provide timely notice to the other in writing of any pending or proposed audits or assessments with respect to Taxes for which the other may have a liability under this Agreement;

            (E)  Each party shall furnish the other with copies of all relevant correspondence received from any taxing authority in connection with any audit or information request with respect to any

      Taxes referred to in subsection (D) above; and

            (F)  The party requesting assistance or cooperation shall bear the other party's out-of-pocket expenses in complying with such request to the extent that those expenses are attributable to fees and other costs of unaffiliated third-party service providers.

            (k)   The Purchaser will not make an election pursuant to

Section 338 of the Code or a similar law of any other country with respect to any corporation transferred pursuant to Section 2.12 hereof which is not a U.S. corporation, unless such election is needed by Purchaser in order to avoid taking a carryover basis, for U.S. Federal income tax purposes, in assets directly acquired from Seller or an Affiliate of Seller.

            Section 5.5  Post-Closing Obligations of the Business to

Certain Employees.  (a)  Purchaser shall offer employment in comparable positions to all Transferred Employees on the Closing Date or upon the return of any such Transferred Employee to active employment, and will maintain for a period of two years after the Closing Date, without interruption, employee compensation and benefit plans, programs and policies and fringe benefits (including post-employment welfare benefits)

that, in the aggregate, will provide benefits to Transferred Employees that, in the good faith judgment of Purchaser, are no less favorable than those provided pursuant to such employee benefit plans, programs and policies, and fringe benefits, of the Business as in effect on the Closing

Date and listed on Schedule 3.10(a) and designated therein as a Section

5.5(a) plan; provided, however, that the requirements of this sentence shall not apply to:  (i) Transferred Employees who are covered by a collective bargaining agreement, (ii) benefits the value of which is based on the value of the securities of Kodak or Seller or which gave Transferred

Employees the right to purchase securities of Kodak or Seller, (iii)

benefits which vest, or the payment of which is accelerated or increased in amount, upon a change in control of Kodak, Seller or Purchaser, or (iv)

benefits or changes therein mandated by applicable law.  Notwithstanding the foregoing, for a period of two years after the Closing Date, Purchaser will provide to each Transferred Employee (other than a Transferred

Employee covered by a collective bargaining agreement) severance pay and benefits which are no less favorable than under Seller's severance plans,

programs and policies as in effect on the date of this Agreement and listed on Schedule 3.10(a) and designated as a Section

5.5(a) severance plan, other than with respect to Seller's "Employee

Protection Plan" or any other benefit plan, program or arrangement that provides benefits upon a change in control of Kodak.  To the extent permitted by applicable law, Transferred Employees shall be given credit for all service with Seller or any subsidiary (or service credited by

Seller or any subsidiary) under all employee benefit plans, programs and policies, and fringe benefits of the Business or Purchaser in which they become participants for purposes of eligibility, vesting and benefit accrual to the same extent as if rendered to Purchaser; provided, however,

that nothing herein shall require Purchaser to provide duplicate benefits for the same period of service.  In addition, and notwithstanding the foregoing, Purchaser will assume the responsibility to pay, and shall provide to, Transferred Employees the benefits due and owing under the

SWPRD relocation program and other Sterling Winthrop Inc. relocation programs and listed on Schedule 3.10(a).

            (b)   "Transferred Employees" means all of the following

Employees:

             (i)  Except as specifically agreed to between Seller and

Purchaser, all active Employees of (A) Sanofi Winthrop Territory B, (B)

Sterling Winthrop's research division, (C) Sterling Organics and (D)

Sterling Winthrop Pharmaceuticals Group headquarters, and in each case,

their subsidiaries;

            (ii)  Sterling Winthrop K.K.'s active pharmaceutical Employees in Japan; and

           (iii)  those members of Seller's corporate staff as agreed by

Purchaser and Seller prior to Closing.

            For purposes of (A)-(D) in subsection (i) above and of

subsection (ii) above, Employees shall be considered active even though on the Closing Date, they are (x) on temporary leave for purposes of jury or annual two-week national service/military duty; (y) on Nonmedical Leave of absence; provided, however, that no such Employee shall be guaranteed reinstatement to active service if his return to employment is contrary to the terms of his leave, unless otherwise required by applicable law; or (z)

on disability or medical leave and for whom it has been 180 calendar days or less since their last day of active employment; provided, however, that no such Employee shall be guaranteed reinstatement to active service if he is incapable of working in accordance with the policies, practices and procedures of Purchaser.

            (c)   (i)  Effective as of the Closing Date, Purchaser shall

establish one or more defined contribution plans (the "Transferee Savings

Plans") for the benefit of Transferred Employees and Former Employees who were participants in the Eastman Kodak Employees' Savings and Investment

Plan, the Sterling Winthrop Inc. Salaried Employees' Savings Plan and the

Sterling Winthrop Inc.

Hourly Employees' Savings Plan (the "Seller Savings Plans").  Such

Transferred Employees are referred to hereinafter as the "Savings Plan

Employees".

            Kodak and Seller shall cause to be transferred from the Seller

Savings Plans to the Transferee Savings Plans the liability for the account balances of the Savings Plan Employees, together with assets (the form of which shall be agreed to by the parties) the fair market value of which is equal to such liability, and Purchaser shall cause the Transferee Savings

Plans to accept such transfers.  The transfer of assets shall take place within 90 days after the Closing Date; provided, however, that in no event shall such transfer take place until the later of (i) the furnishing to

Seller by Purchaser of a favorable determination letter from the Internal

Revenue Service with respect to the qualification of the Transferee Savings

Plans under Section 401(a) of the Code, and (ii) the receipt by Seller of favorable determination letters from the Internal Revenue Service with respect to the continued qualification of the Seller Savings Plans under

Section 401(a) of the Code, as amended to comply with changes to the qualification requirements of Section 401(a) of the Code made by the Tax

Reform Act of 1986 and other recent legislation and regulations.

            (ii)  On or before the Closing Date, Seller shall amend,

effective as of the Closing Date, the Sterling

Winthrop Inc. Pension Plan for Hourly Employees and the Sterling Winthrop

Inc. International Chemical Workers Union Pension Plan for Hourly Employees

(the "Assumed Pension Plans") to make Purchaser (or a subsidiary thereof)

the "plan sponsor" (as such term is defined in Section 3(16) of ERISA)

thereof.  Seller will make appropriate amendments to the Assumed Pension

Plans and the trust agreements thereunder to implement such change of plan sponsor.  Seller shall take all other actions necessary to enable Purchaser

(or a subsidiary thereof) to assume, and Purchaser hereby agrees to assume

(or cause a subsidiary to assume), all benefit liabilities and obligations with respect to the Assumed Pension Plans.  Seller shall, not later than 90 days after the Closing Date, cause the trustee of the trust under each

Assumed Pension Plan to transfer to a trustee designated by Purchaser all of the assets of such Plan.  To the extent the assets are held in a master trust, the transfer shall be made in the form of cash or cash equivalents,

or such marketable securities as the parties may agree.  From the date hereof to the date of such transfer (or if the assets are not held in a master trust, the Closing Date), Seller shall not, and shall not permit the trustee of any Assumed Pension Plan to, make any significant changes in the investment policy in connection with the management of the assets of such

Plans.

            (iii)  Effective as of the Closing Date, Purchaser shall

establish one or more defined benefit plans (the "Transferee Pension

Plans") for the benefit of Retirement Plan Employees (as defined below) who participated in the Kodak Retirement Income Plan and the Sterling Products

International Inc. Pension Plan for Salaried Employees who are Employed at

Facilities Located in Puerto Rico (the "Seller Retirement Plans").  For

purposes of this Agreement, "Retirement Plan Employees" means the

Transferred Employees, the Former Employees (other than Former Employees of the Seller's L&F Division and Former Employees who are continuing to accrue a benefit under the Seller Retirement Plans) and the applicable beneficiaries thereof.  The Transferee Pension Plans shall (A) recognize for all purposes thereunder the service of the Retirement Plan Employees which was recognized under the Seller Retirement Plans and (B) provide,

upon the transfer of assets referred to below, that the benefit liabilities of the Retirement Plans Employees under the Transferee Pension Plans shall in no event be less than their benefit liabilities under the Seller

Retirement Plans as of the Closing Date.

            With respect to each Seller Retirement Plan, Seller shall cause to be transferred from the trust under such Seller Retirement Plan to the trust under the Transferee Pension Plan assets, the value of which shall be equal to the lesser of (x) the sum of (1) the "accumulated benefit obligation" (as defined in Statement of Financial Accounting

Standards No. 87) of the Retirement Plan Employees under such Seller

Retirement Plan as of the Closing Date, calculated using the actuarial assumptions that were used in preparing the audited financial statements of

Kodak and the Seller for the year ended December 31, 1993, except that the interest rate assumption shall be equal to the sum of (A) the yield to maturity of 30-year U.S. Treasury bonds on the Closing Date and

(B) 75 basis points (such sum is herein referred to as the "Interest Rate")

and (2) interest on the amount determined pursuant to the preceding clause

(i) calculated at the Interest Rate, compounded daily, for the period from and including the Closing Date to, but excluding, the actual date of transfer or (y) the maximum amount permitted to be transferred in accordance with Section 414(l) of the Code.  With respect to each Seller

Retirement Plan, the excess, if any, of the amount described in clause (x)

of the preceding sentence over the amount described in clause (y) therein,

is referred to herein as the "Pension Shortfall Amount".

            Notwithstanding anything to the contrary in the preceding

paragraph, if the minimum amount required to be transferred in accordance with Section 414(l) of the Code exceeds the amount described in clause (x)

of the first sentence of the preceding paragraph (such excess being referred to as the "Pension Excess"), then Seller shall cause such minimum amount to be transferred from the trust under the applicable Seller Retirement Plan to the trust under the Transferee Pension

Plan.  Purchaser shall cause the Transferee Pension Plans to accept such transfers.

            The amount to be transferred shall be equitably adjusted to take into account benefit payments made from the Seller Retirement Plans to the Retirement Plan Employees after the Closing Date but prior to the date of transfer.  The amounts under the preceding two paragraphs shall be determined jointly by the respective actuaries for the Seller Retirement

Plan and the Transferee Pension Plan.

            The transfer of assets referred to above shall take place

within 180 days after the Closing Date; provided, however, that in no event shall such transfer take place until the last to occur of the following:

(i) Purchaser has furnished to Seller a favorable determination letter from the Internal Revenue Service with respect to the qualification of the applicable Transferee Pension Plan under Section 401(a) of the Code,

(ii) the receipt by Seller of a favorable determination letter from the

Internal Revenue Service with respect to the continued qualification of the applicable Seller Retirement Plan under Section 401(a) of the Code, as amended to (A) comply with changes to the qualification requirements of

Section 401(a) of the Code made by the Tax Reform Act of 1986 and other recent legislation and regulations and (B) provide for the transfer of assets and benefit liabilities referred to in this Section, and (iii) the receipt of any other necessary governmental approval.  Such transfer shall be made in the form of such readily marketable securities as the parties shall agree.

            Notwithstanding anything contained in this Section to the

contrary, (A) in the event that the Internal Revenue Service or any other governmental agency takes the position in a determination letter, ruling,

advisory opinion or other written or oral communication that the transfer of assets referred to in this Section cannot be made unless (i) additional contributions are made to a Seller Retirement Plan or a Transferee Pension

Plan or (ii) a Seller Retirement Plan retains primary or secondary liability with respect to the benefit liabilities under such Seller

Retirement Plan attributable to Transferred Retirement Plan Employees or

(B) in the event that a lawsuit is instituted by any of the foregoing or by one or more participants in, or fiduciaries (other than Seller, Kodak or

Purchaser) of, a Seller Retirement Plan or a Transferee Pension Plan which seeks to enjoin such transfer, to require additional contributions to a

Seller Retirement Plan or Transferee Pension Plan, or to have a Seller

Retirement Plan remain liable in whole or in part with respect to any of the benefit liabilities under such Seller Retirement Plan attributable to

Transferred Retirement Plan Employees, then the transfer of assets referred to in this Section from such

Seller Retirement Plan will not be made until the earliest of (I) the date the issues raised by the Internal Revenue Service or any other governmental agency or such lawsuit are resolved favorably, and Seller, Kodak and the

Seller Retirement Plan shall make every effort in good faith to carry out the asset transfer, including, but not limited to, the vigorous defense of any lawsuit described in clause (B), and the exhaustion of all rights of available judicial review and appeal, or (II) the date Seller and Purchaser or Kodak and Purchaser, as applicable, enter into a written agreement to resolve on a basis mutually satisfactory to them the issues raised by the

Internal Revenue Service or any other governmental agency or such lawsuit.

In the event of any delay beyond two years from the Closing Date of the transfer of assets and liabilities from a Seller Retirement Plan by reason of the preceding sentence, Kodak shall hold Purchaser harmless from any economic loss resulting from such delay.  Furthermore, if such transfer has not occurred by the fourth anniversary of the Closing Date by reason of the second preceding sentence, then there shall be no transfer of such assets and liabilities and Purchaser shall have no obligations under this Section

5.5(c)(iii), including the obligation to recognize service of the

Retirement Plan Employees under the Transferee Pension Plan.

            (iv)  Pending the completion of the transfers described in this paragraph (c), Seller and Purchaser shall make arrangements for any required payments (A) to the Savings Plan

Employees and the Retirement Plan Employees from the Seller Savings Plans and the Seller Retirement Plans and (B) to participants and beneficiaries in the Assumed Pension Plans.  Seller and Purchaser shall provide each other with access to information reasonably necessary in order to carry out the provisions of this paragraph and shall otherwise cooperate in the administration of said Plans for the benefit of the Transferred Employees and Former Employees.

            (d)   Effective as of the Closing Date, all Transferred

Employees shall cease to be covered by Seller's employee welfare benefit plans, including plans, programs, policies and arrangements which provide medical and dental coverage, life and accident insurance, disability coverage, and vacation and severance pay (collectively, "Welfare Plans"),

except to the extent provided otherwise by the applicable Welfare Plan.

Seller shall retain responsibility for, and sole liability in respect of,

providing group health coverage required by Section 4980B of the Code or

Section 601 of ERISA ("Continuation Coverage") under the terms of the health plan maintained by Seller to (i) Employees of Seller who were employed in connection with the Business, who terminated employment prior to the Closing Date and who elected such Continuation Coverage or (ii)

Employees of Seller who are employed in connection with the

Business and who are entitled to such Continuation Coverage as a result of the transactions contemplated by this Agreement.

            (e)  Seller shall retain responsibility for all Welfare Plan claims incurred by Transferred Employees (i) under any medical, dental or health plans for treatment or service rendered prior to the Closing Date;

(ii) under any life insurance plans with respect to deaths occurring prior to the Closing Date; and (iii) any other payments or benefits due and payable but not paid on or prior to the Closing Date under any other

Welfare Plans.  For purposes of this paragraph, a claim shall be deemed to have been incurred on the date on which medical or other treatment or service was rendered and not the date of the inception of the related illness to injury or the date of submission of a claim related thereto.

            (f)  Purchaser shall include the Transferred Employees and their beneficiaries in Purchaser's applicable medical, dental or health plans as of the Closing Date and such plans shall waive any preexisting condition limitations and shall honor any deductible and out of pocket expenses incurred by such Transferred Employees and their beneficiaries under Seller's medical, dental or health plans during the portion of the calendar year preceding the Closing Date.

            (g)  Seller shall retain the liability for employee benefits

(other than as expressly provided otherwise in Sections 5.5(c) and 5.5(k))

and deferred compensation payable to all employees of Seller and its subsidiaries who, on or before the Closing Date, have retired, are receiving or are eligible to receive long-term disability benefits, or have otherwise terminated employment, and to the beneficiaries and survivors of such employees (hereinafter referred to collectively as the "Former

Employees").  Purchaser shall pay to Seller quarterly on an estimated basis, within 30 days, in accordance with Seller's statement of the estimated annual cost of the employee benefits and deferred compensation payable to the Former Employees under the plans and arrangements listed on

Schedule 5.5(g), an amount equal to the result of multiplying one fourth of such annual cost for each such plan or arrangement by the fraction, the numerator of which is equal to the number of U.S. Transferred Employees of the Business on the Closing Date, and the denominator of which is equal to the number of U.S. active employees of Seller and all of its subsidiaries on the Closing Date.  (The determination of whether an employee is an active employee shall be determined using the principles set forth in

Section 5.5(b); provided, however, that in no event shall such fraction exceed seven-tenths; and provided further that with respect to the Sterling

Winthrop Inc.

Foreign Service Pension Plan such fraction shall be determined on the basis of non-U.S. employees and shall not exceed 46%.)  Any overpayment or underpayment of such annual cost shall be adjusted within 60 days after

Seller furnishes to Purchaser a final statement of such annual costs, by a payment to Seller or to Purchaser, as applicable.

            (h)   Purchaser shall assume the liability for, and honor the

terms and conditions of, all executive employment security agreements of

Transferred Employees in effect on the date of this Agreement and listed on

Schedule 3.15(i).

            (i)   Seller and Purchaser shall use their best efforts to

provide for transfers of assets and liabilities from Seller's overseas benefit plans for Transferred Employees in a manner consistent with the general principles expressed in this Section.

            (j)   For a period of time not to exceed nine months after the

Closing Date, Seller and its Affiliates shall provide Purchaser, at

Purchaser's reasonable expense, with such reasonable administrative services in respect of any employee benefit plan, program or arrangement adopted by Purchaser for the benefit of the Transferred Employees which is substantially similar to an employee benefit plan, program or arrangement of the Business as in effect on the Closing Date, as Purchaser may reasonably request.

            (k)   (i)   Purchaser shall assume the rights and

responsibilities with respect to Former Employees (other than Former Employees who, on the Closing Date, are receiving or are eligible to receive long-term disability benefits) who, as of the Closing

Date, are then entitled to benefits under the Sterling Winthrop Inc. Group

Insurance Plan for Salaried Employees-Retiree Medical Plan, Sterling

Winthrop Inc. Group Insurance Plan for Hourly Employees-Retiree Medical

Plan, Sterling Winthrop Inc. Life Insurance Plan for Salaried Employees-

Retiree Life Insurance Plan, the Sterling Winthrop Inc. Life Insurance Plan

for Hourly Employees-Retiree Life Insurance Plan, and the Sterling Winthrop

Inc. Group Insurance Plan for its Employees in Puerto Rico-Retiree Medical

Insurance Plan (hereinafter referred to collectively as the "Retiree

Welfare Plans").  The Former Employees referred to in the preceding sentence are referred to herein as the "Retiree Welfare Plan Participants".

Seller represents that the census data supplied to the actuary who performed the January 1, 1993 valuation of post-employment welfare benefits of the Retiree Welfare Plans for purposes of reporting in accordance with

Statement of Financial Accounting Standards No. 106 is accurate and complete in all material respects and consisted of all persons who would be considered as Retiree Welfare Plan Participants if "January 1, 1993" were substituted for the "Closing Date" in the first sentence of this Section

5.5(k). Seller represents to the best of its knowledge after due investigation, that it has reserved the right to amend or terminate the Retiree Welfare Plans.

            (ii)   Seller shall pay to Purchaser quarterly on an estimated

basis, within 30 days, in accordance with Purchaser's statement of the estimated annual cost of the benefits under the Retiree Welfare Plans payable with respect to the Retiree Welfare Plan Participants, an amount equal to the result of multiplying (A) one fourth of such annual cost by

(B) one minus a fraction, the numerator of which is equal to the number of

U.S. Transferred Employees of the Business on the Closing Date, and the

denominator of which is equal to the number of U.S. active employees of

Seller and all of its subsidiaries on the Closing Date.  (The determination of whether an employee is an active employee shall be determined using the principles set forth in Section 5.5(b); provided, however, that in no event shall such fraction exceed seven-tenths.)  Any overpayment or underpayment of such annual cost shall be adjusted within 60 days after Purchaser furnishes to Seller a final statement of such annual costs, by a payment to

Purchaser or to Seller, as applicable.

            Section 5.6  UPT Facility Lease.  At the Closing, Seller

and Purchaser shall execute and deliver a lease agreement for the UPT facility (the "UPT Lease Agreement") located in Upper Providence Township,

Pennsylvania (the "UPT Facility").  The UPT Lease Agreement shall be subject to the terms and conditions set forth in Schedule 5.6.  Schedule 5.6 also sets forth certain additional provisions regarding the future operation and disposition of the UPT Facility by the Parties.

            Section 5.7  Compliance with WARN, etc.  With respect to the

Transferred Employees Purchaser will timely give all notices required to be given under, or will otherwise comply with, WARN or other similar statutes or regulations of any jurisdiction relating to any plant closing or mass layoff or as otherwise required by any such statute.  For this purpose,

Purchaser shall be deemed to have caused a mass layoff if the mass layoff would not have occurred but for Purchaser's failure to employ the

Transferred Employees in accordance with the terms of this Agreement.

            Section 5.8  Further Assurances.  At any time after the Closing

Date, Seller and Purchaser shall cooperate with each other and shall promptly execute, acknowledge and deliver any other assurances or documents reasonably requested by Seller and Purchaser, as the case may be, and necessary for Seller and Purchaser, as the case may be, to satisfy its respective obligations hereunder or obtain the benefits contemplated hereby.

            Section 5.9  Use of Corporate Names.  (a)  On the Closing Date,

Purchaser and Seller shall execute and deliver a royalty-free trademark and trade name agreement (the "Trademark Agreement") permitting Purchaser to sell existing Inventory of Replens bearing the Sterling name and the

Sterling ankh for a period of up to one year from the Closing Date.

            (b)  On the Closing Date, Purchaser and Seller shall execute and deliver a royalty-free trademark and trade name agreement (the "OTC

Trademark Agreement") licensing all rights to the name "Midy" in combination with the name "Sterling" to the OTC Owner for use in selling

Over-the-Counter Human Pharmaceutical Products in countries where they are sold as of the date of this Agreement and providing that the name "Midy"

will not be used by Purchaser or licensed by Purchaser to any other Person for use in respect of Over-the-Counter Human Pharmaceutical Products.

            Section 5.10  License Agreements.  (a)  At the Closing,

Purchaser and Kodak shall execute and deliver a license agreement relating to

Kodak's nanoparticulate technology (the "Nanoparticulate License Agreement").

The Nanoparticulate License Agreement shall be subject to the terms and conditions set forth on Schedule 5.10(a).

            (b)  At the Closing, Purchaser and Kodak shall execute and deliver a non-assignable (except upon the sale by the Purchaser of substantially all of the assets related to the license), royalty-free license agreement pursuant to which Kodak will license to Purchaser rights to use Kodak's chemical file to the extent necessary to permit Purchaser to, and to hire others on terms satisfactory to Kodak to, manufacture and sell (x) products currently manufactured and sold as part of the Business and (y) the products currently under development by the Business listed in

Schedule 5.10(b) (the "Chemical License Agreement").

            (c)   At the Closing, Purchaser and Kodak shall execute and

deliver a non-assignable (except upon the sale of substantially all of the assets related to the license by the Purchaser) royalty-free license agreement pursuant to which Kodak will license to Purchaser Kodak's medical safety injection delivery and primary packaging technology to the extent necessary to permit Purchaser to manufacture and sell (w) products currently manufactured and sold as part of the Business, (x) the products currently under development by the Business listed in Schedule 5.10(c), (y)

with respect to medical safety injection technology, human pharmaceutical generic injectable products which may be developed in the future, (z) with respect to primary packaging technology, human diagnostic imaging agents which may be developed in the future (the "Medical Safety License

Agreement").

            (d)  At the Closing, Seller and Purchaser shall execute and deliver a non-assignable (except upon the sale of substantially all of the assets related to the license by the Seller), royalty-free license agreement pursuant to which Purchaser will license to Seller Intellectual

Property owned by Purchaser and not included in the OTC Assets to the extent currently used in the business of the OTC Portion and to the extent necessary for the development, manufacture and distribution of current products of the OTC Portion and products currently under development by the

OTC Portion (the "Sanofi License Agreement").

            (e)  Prior to the Closing, Purchaser and Seller shall agree,

with respect to each item of Shared Intellectual Property (including software) other than trademark registrations, which party shall own such item of Shared Intellectual Property.  At the Closing, Purchaser and Seller

shall take such steps as are necessary to transfer the Shared Intellectual

Property (including software) to the party determined in accordance with the prior sentence to be the owner thereof and shall execute and deliver one or more, perpetual, assignable, royalty-free license agreements with respect to such Shared Intellectual Property (the "Shared Intellectual

Property License Agreements").

            (f)  At the Closing, Seller and Purchaser shall execute and deliver a non-assignable (except upon a sale of a portion of the Seller's business, including Seller's L&F

Products and consumer health divisions), royalty-free license agreement pursuant to which Purchaser will license to Seller the right to use the name "Winthrop" to the extent currently used in the businesses of Seller other than the Transferred Business for a period of one year from the date of Closing (the "Trade Name License Agreement").

            (g)  At the Closing, Seller and Purchaser shall execute and deliver an assignable, exclusive, royalty-free license agreement (the

"Marcaine License Agreement") pursuant to which Purchaser will license to

Seller the benefit of a supplement S-023 to a new drug application relating to Marcaine 0.5% with epinephrine.

            Section 5.11  Transition Services.  On the Closing Date,

Purchaser and Seller shall execute and deliver a transitional services agreement (the "Ethical Transitional Services Agreement") pursuant to which for a period not to exceed six months following the Closing Date, Seller shall make available to Purchaser the head office support and administrative services currently being provided to the Business on a basis, and for a price, substantially consistent with Seller's recent historical practice and in accordance with the Seller's Shared Service

Guidelines (May 1994), including, without limitation, computer and data processing services and any software associated therewith, customer billing services, customer equipment services, site services, utility services,

distribution services and
maintenance services for equipment included in the Transferred
Assets.

            Section 5.12  Supply Agreement.  (a)  At the Closing, Purchaser

and Seller shall execute and deliver a supply agreement (the "Ethical

Supply Agreement") pursuant to which Seller shall agree to maintain in place all agreements existing on the Closing Date (whether or not in writing) that provide for the supply by Seller of materials to the

Transferred Business for a period of three years from the Closing Date or such longer period as the parties agree, subject to such terms and conditions regarding allocation of the unamortized portion as of the expiration of the agreement of the cost of equipment dedicated to manufacturing materials pursuant to such agreement as Seller and Purchaser shall agree prior to Closing.  Such agreement shall also provide that,

should either party not intend to renew the term of such agreement upon the expiration of its term, such party shall give at least one year's prior written notice.

            (b)  At the Closing, Purchaser and Seller shall execute and deliver a supply agreement (the "OTC Supply Agreement") pursuant to which

Purchaser shall agree to maintain in place all agreements existing on the

Closing Date (whether or not in writing) that provide for the supply by

Purchaser of materials to the OTC Business for a period of three years from the Closing Date or such longer period
as the parties agree, subject to such terms and conditions regarding allocation of costs relating to equipment dedicated to manufacturing materials pursuant to such agreement as Seller and Purchaser shall agree prior to Closing.  Such agreement shall also provide that, should either party not intend to renew the term of such agreement upon the expiration of its term, such party shall give at least one year's prior written notice.

            (c)  At the Closing, Purchaser and Seller shall execute and deliver a supply agreement regarding the Dudley facility located in Dudley,

England (the "Dudley Supply Agreement"), pursuant to which all supply arrangements between the Dudley facility and the OTC Business as of the date of this Agreement will continue in force on the same terms for a period of five years commencing on the Closing Date or such longer period as the parties agree, subject to such terms and conditions regarding allocation of costs relating to equipment dedicated to manufacturing materials pursuant to such agreement as Seller and Purchaser shall agree prior to Closing.  Such agreement shall also provide that, should either party not intend to renew the term of such agreement upon the expiration of its term, such party shall give at least one year's prior written notice.

            (d)  Each of the Ethical Supply Agreement, the OTC Supply

Agreement and the Dudley Supply Agreement shall include pricing terms designed to maintain the same
effective pricing structure as that prevailing under the currently existing arrangements, after giving effect to the transactions contemplated by this

Agreement, all as more fully described in Schedule 5.12 hereto.

            Section 5.13  Sublease Agreement.  At the Closing, provided that Seller shall have obtained all required consents to such sublease,

Purchaser and Seller shall execute and deliver the sublease agreement (the

"Sublease Agreement") pursuant to which Purchaser shall sublease from

Seller the portion of Seller's lease for its offices at 90 Park Avenue, New

York, New York Relating to the Business (aggregating approximately 150,000 square feet in such locations as Purchaser and Seller agree taking into account the relative desirability of the space) on the terms and at the price pursuant to which Seller leases such office space.  In addition to any other amounts payable by Purchaser to Seller in respect of such office space, Purchaser shall make monthly payments to Seller in an amount equal to Seller's monthly amortization expense (determined in accordance with

GAAP as interpreted and applied consistently with Seller's past practices)

for Purchaser's allocable share of leasehold improvements made by Seller prior to the Closing, such allocation to be made in accordance with

Seller's past allocation practices.  Seller and Purchaser shall cooperate in the reconfiguration of the office space in such facility so as (a) to relocate certain current uses related to the

Business to other locations in such office space for purposes of configuring the space to be subleased to Purchaser hereunder into one or more contiguous blocks of space and (b) to facilitate the further sublease of such space by Purchaser, should it so desire, provided that any such reconfiguration shall accommodate Seller's reasonable plans for the use or occupancy of the remainder of the office space leased by Seller at the facility and shall not materially adversely affect Purchaser's and Seller's continued use of such office for the purposes for which they are currently used in connection with their respective businesses.  The costs of any such reconfiguration shall be shared by Seller and Purchaser in proportion to the respective amounts of space allocated to each of them hereunder.

Furthermore, notwithstanding the foregoing, Purchaser shall cooperate with any efforts by Seller to negotiate for Seller's landlord at such facility to release Seller from its obligations with respect to the subleased space and for Seller's landlord to lease the space to be subleased hereunder directly to Purchaser, and Purchaser and Seller shall cooperate in seeking an assignment of such space to Purchaser.

            Section 5.14  Maintenance of Shared Service Arrangements.  (a)

At the Closing, Purchaser and Seller shall enter into a shared service and manufacturing agreement (the "Shared Service Agreement") providing that

Purchaser and Seller shall maintain in force all existing shared service and manufacturing arrangements between the Seller or the OTC Business, on the one hand, and the Pharm Ventures, on the other hand, and shall continue to apply Seller's Shared Service Guidelines (May 1994) to such arrangements.  Subject to Section 5.12(c) with respect to the Dudley facility, such shared service and manufacturing arrangements shall remain in force until the earlier of (i) one year from the Last Closing, in the case of shared services, and three years from the Last Closing, in the case of shared manufacturing, and (ii) such date as the Purchaser and the purchaser of Seller's interest in the OTC Business (or the purchaser of

Seller, as the case may be) shall agree.  Pursuant to these continuing arrangements, the Pharm Ventures shall continue to provide shared services and manufacturing to the OTC Business on the same terms as such shared services and manufacturing have previously been provided to the OTC

Business by the Pharm Ventures and shall continue to purchase shared services and manufacturing from the OTC Business on the same terms as such shared services and manufacturing have previously been purchased from the

OTC Business.

            (b)   At the Closing, Purchaser and Seller shall execute and

deliver an agreement regarding Dual Products and AAS (the "OTC Product

Agreement") containing the following terms:

            (i)   With respect to Dual Products, the parties will agree

pursuant to such agreement that whenever any Dual Product has become an

Over-the-Counter Human Pharmaceutical Product in a country, (x) Purchaser may at its option require Seller or the purchaser of Seller's interest in the OTC Business or the purchaser of Seller, or any successor thereto or assignee thereof from time to time, as the case may be (such person being herein referred to as the "OTC Owner") to purchase and (y) the OTC Owner may at its option purchase from Purchaser, in each case (x) and (y) at fair market value, the rights to market, sell and distribute such Dual Product in such country.  In the event that the OTC Owner purchases such rights,

Purchaser will license to the OTC Owner all Intellectual Property necessary for the manufacturing, marketing, sale and distribution of such Dual

Product in such country and, in the case of trademarks, Purchaser shall assign the trademark and any registration thereof in each jurisdiction in such country to the OTC Owner as promptly as possible but, in any case,

within one year from the date of sale of the rights with respect to such

Dual Product in such country provided, however, that with respect to

Panadeine, Panamax, Panadol and each other product using the "Pana"

trademark (the Intellectual Property with respect to which will be owned by the OTC Owner), the right of Purchaser to use such Intellectual Property in any jurisdiction in which the OTC Owner acquired a Dual Product shall terminate. If no agreement can be reached as to the fair market value of the rights to manufacture, market, sell and distribute a Dual Product as an Over-the-Counter Human Pharmaceutical Product in any

country, (x) Purchaser shall be prohibited from manufacturing, marketing,

selling or distributing such Dual Product in such country as an Over-the-

Counter Human Pharmaceutical Product (it being understood that Purchaser may continue to manufacture, market, sell and distribute such product as an

Ethical Human Pharmaceutical Product in such jurisdiction), provided,

however, that these limitations on the manufacturing, marketing, sale and distribution rights with respect to such Dual Product shall not be taken into account in determining the fair market value of such rights; and (y)

the parties shall cause the fair market value of the rights to manufacture,

market, sell and distribute such Dual Product in such territory to be determined by an independent industry expert selected by the parties.  For purposes of this paragraph, Purchaser shall have the right to cause a Dual

Product to become an Over-the-Counter Human Pharmaceutical Product in any

territory if Purchaser has removed such product from the list for reimbursement in such territory, even if such product continues to be reimbursable by any supranational, national, regional, state or local government, court, governmental agency, authority, board, bureau,

instrumentality or
regulatory body governing reimbursement in such country in such territory.

            Purchaser shall be prohibited from transferring any rights to manufacture, market, sell or distribute any Dual Product as an Over-the-

Counter Human Pharmaceutical Product to any party other than the OTC Owner.

            If (x) the OTC Owner acquires a Dual Product pursuant to this

Section 5.14(b)(i) and (y) Purchaser had, prior to the acquisition of such

Dual Product by the OTC Owner, regularly marketed such Dual Product through medical promotion, then any medical promotion by the OTC Owner shall be through Purchaser.  The terms of the medical promotion marketing arrangements between Purchaser and the OTC Owner shall be as agreed between such parties.

            (ii)  Notwithstanding any other provision of this Section

5.14(b), with respect to the rights to manufacture, market, sell and distribute Panamax, the OTC Owner shall only be entitled to exercise its rights under paragraph (i) above on the terms set forth in

Schedule 5.14(b)(ii).

            (iii)  With respect to the marketing by Purchaser of Solpadol,

Panadeine, Panadeine Forte, Panamax and each other product marketed under the name "Pana" in combination with any other name or word, Purchaser and the OTC Owner shall meet at least every six months to consult as to

Purchaser's advertising and promotional materials.  In the event that the

OTC Owner shall have reasonable objections to the content or proposed manner of use of any such advertising and promotional materials, Purchaser shall modify such materials accordingly.

            (iv)  With respect to AAS, in the event it has become an Over-

the-Counter Human Pharmaceutical Product in Brazil, Purchaser may at its

option require the OTC Owner to purchase, on the terms and conditions specified in paragraph (i) above, the rights to manufacture, market, sell

and distribute AAS in Brazil.   Purchaser may sell AAS in Brazil as an

Over-the-Counter Human Pharmaceutical Product.  Other than as provided for in this Section 5.14(b)(iv) Purchaser may not sell the rights to manufacture, market, sell and distribute AAS in Brazil for a period of four years following the Closing.

            Section 5.15  Dental Agreements.  At the Closing, Seller shall transfer and assign to Purchaser, and Purchaser shall accept and assume,

all of Seller's rights and obligations under the Dental Agreements.

Notwithstanding the foregoing, in the event that, based on its review of the Books and Records, Purchaser determines that the terms relating to pricing contained in the Master Purchase Agreement, dated as of June 17,

1994, between Sanofi Winthrop L.P. and Kodak are less favorable to

Purchaser than those applied in past practice prior to the execution of such agreement, Purchaser shall have the right to terminate the Dental

Agreements without any further liability

(notwithstanding any provision of the Dental Agreements to the contrary),

provided, that, in the event of any such termination, Purchaser and Kodak shall immediately enter into appropriate supply and licensing arrangements designed to ensure the continued long-term supply to Kodak of the products covered by the Dental Agreements and the licensing to Kodak of all

Intellectual Property licensed under the Dental Agreements, all subject to the same terms and conditions (not limited to pricing) as those in effect prior to the execution of such Dental Agreements.

            Section 5.16  Insurance.  (a)  Kodak and Seller shall, until the Closing, maintain insurance coverage with respect to the Transferred

Business at presently existing levels so long as such insurance is available at commercially reasonable rates.

            (b)   With respect to property insurance underwritten by

(i) Wheeling Insurance Company and (y) all other insurance companies that are not Affiliates of Kodak, Kodak or Seller will promptly file and diligently prosecute all claims relating to any loss suffered by the

Transferred Business after December 31, 1993 that is covered by such insurance.  To the extent that Kodak or Seller receives payment in respect of any such claim Kodak or Seller will either (a) apply the amounts received to the Transferred Business in the event such amounts are received prior to Closing or (b) pay over such amounts to Purchaser. To the extent permissible under the terms of such insurance policies and applicable law, Kodak or Seller shall cause Purchaser to be a named beneficiary under such insurance policies and, as of the Closing Date, to assign outstanding claims to Purchaser.

            (c)   With respect to insurance covering liability to third

parties underwritten by (x) Wheeling Insurance Company and (y) all other insurance companies that are not Affiliates of Kodak and that is written on a claims-made basis, Kodak or Seller will promptly file and diligently prosecute all claims relating to any liability that constitutes or would constitute an Assumed Liability and that is covered by such insurance.  To the extent that Kodak or Seller receives payment in respect of any such liability which had not been discharged by Seller prior to Closing, Kodak or Seller will either apply such amounts to discharge (to the extent of such amounts) such liability prior to the Closing or pay over such amounts to Purchaser at or after Closing, in either case promptly after the receipt thereof by Kodak or Seller.  Seller will assign outstanding claims to

Purchaser as of the Closing Date.

            (d)   With respect to insurance of Seller covering liability to

third parties that is written on an occurrence basis, to the extent Seller receives payment in respect of any claim relating to a liability that constitutes or would constitute an Assumed Liability and has not been discharged
prior to Closing, Seller will either apply such amounts to discharge (to the extent of such amounts) such liability prior to the Closing or will pay over such amounts to Purchaser at or after Closing, in either case promptly after receipt thereof by Seller.  Seller shall, to the extent permissible under the terms of such insurance policies and applicable law, cause

Purchaser to be a named beneficiary in respect of any claims relating to

Assumed Liabilities which had not been discharged by Seller prior to

Closing and, as of the Closing Date, to assign outstanding claims to

Purchaser.

            Section 5.17  Closing Asset and Liability Statement.  Within 60

days following the Closing Date, Seller will deliver to Purchaser an asset and liability statement, dated as of the Closing Date, prepared as set forth under Section 3.7.

            Section 5.18  Schering Agreement.  Seller will endeavor to assist Purchaser in obtaining Schering's consent to the assignment by

Purchaser of the Schering Agreement upon the resale of the diagnostic imaging business by Purchaser.

            Section 5.19  Confidentiality.  (a)  From and after the date hereof, each of Kodak and Seller shall keep, and shall cause their respective Affiliates, officers, directors, employees and agents to keep,

confidential all information proprietary to the Transferred Business that has
been acquired by Kodak or Seller, as the case may be, through its ownership and management of the Transferred Business, including information acquired from Purchaser in connection with the Pharma Venture provided that the foregoing restriction shall not apply to information that (i) is or hereafter becomes generally available to the public other than by reason of any default with respect to confidentiality under this Agreement, (ii) was included in the Confidential Memorandum -- Sterling Winthrop

Pharmaceuticals Group (including annexes), dated June, 1994, prepared by

Goldman, Sachs & Co., (iii) is hereafter disclosed to Kodak or Seller by a third party who is not in default of any confidentiality obligation to

Purchaser, (iv) is hereafter developed by or on behalf of Kodak or Seller,

without reliance on confidential information acquired prior to the date hereof through the ownership and management of the Transferred Business,

(v) is submitted by Kodak or Seller to governmental agencies, provided that reasonable measures shall be taken to assure confidential treatment of such information, (vi) is provided by Kodak or Seller under appropriate terms and conditions, including confidentiality provisions equivalent to those in this Agreement, (X) to third parties for consulting, accounting, legal and similar purposes, or (Y) to prospective purchasers of Seller or of all or any portion of the Excluded Assets to the extent considered reasonably necessary by Kodak or

Seller to facilitate such purchase, (vii) Kodak or Seller considers reasonably necessary to disclose in connection with any action, suit or proceeding before any court or any governmental or other regulatory agency or body or any arbitral panel, or any audit or investigation brought by any governmental or other regulatory agency or body, (viii) Kodak or Seller considers reasonably necessary to disclose in order to assert any claim against any insurer or other third party, (ix) Kodak or Seller considers reasonably necessary to disclose in connection with the performance of their respective obligations under this Agreement and the Ancillary

Agreements and the consummation of the transactions contemplated hereby and thereby or (x) is required to be disclosed in compliance with applicable laws or regulations or order by a court or other governmental or regulatory agency or body having competent jurisdiction.  Each party recognizes that any violation of this confidentiality provision would cause Purchaser irreparable harm and agrees that Purchaser shall be entitled, in addition to any other right or remedy it may have, at law or in equity, to an injunction without the posting of any bond or other security, enjoining

Kodak, Seller, their Affiliates and their respective officers, directors,

employees and agents from any violation or potential violation of this

Section.

            (b)   From and after the date hereof, Purchaser shall keep, and

shall cause its Affiliates, officers, directors, employees and agents to keep, confidential all information proprietary to the OTC Business that has been acquired by Purchaser through its ownership and participation in the

OTC Venture, including information acquired from Kodak or Seller in connection with the OTC Venture, provided that the foregoing restriction shall not apply to information that (i) is or hereafter becomes generally available to the public other than by reason or any default with respect to confidentiality under this Agreement, (ii) is hereafter disclosed to

Purchaser by a third party who is not in default of any confidentiality obligation to Kodak or Seller, (iii) is hereafter developed by or on behalf of Purchaser, without reliance on confidential information acquired prior to the date hereof through the ownership and participation in the OTC

Venture, (iv) is submitted by Purchaser to governmental agencies, provided that reasonable measures shall be taken to assure confidential treatment of such information, (v) is provided by Purchaser to third parties under appropriate terms and conditions, including confidentiality provisions equivalent to those in this Agreement, for consulting, accounting, legal and similar purposes, (vi) Purchaser considers reasonably necessary to disclose in connection with any action, suit or proceeding before any court or any
governmental or other regulatory agency or body or any arbitral panel, or any audit or investigation brought by any governmental or other regulatory agency or body, (vii) Purchaser considers reasonably necessary to disclose in order to assert any claim against any insurer or other third party,

(viii) Purchaser considers reasonably necessary to disclose in connection with the performance of their respective obligations under this Agreement and the Ancillary Agreements and the consummation of the transactions contemplated hereby and thereby or (ix) is required to be disclosed in compliance with applicable laws or regulations or order by a court or other governmental or regulatory agency or body having competent jurisdiction.

Each party recognizes that any violation of this confidentiality provision would cause Kodak or Seller, as the case may be, irreparable harm and agrees that each of Kodak and Seller shall be entitled, in addition to any other right or remedy it may have, at law or in equity, to an injunction without the posting of any bond or other security, enjoining Purchaser, its

Affiliates and their respective officers, directors, employees and agents from any violation or potential violation of this Section.

            Section 5.20  Schedules.  Schedules 1.1(h), 1.1(d), 1.1(j) and

3.2(a)(i) attached hereto are true and complete in all material respects.

As promptly as possible after the date hereof and in any event not later than

July 15, 1994, Seller shall deliver to Purchaser copies of such schedules,

revised to reflect all of the information required to be reflected thereon and to correct any errors thereon (at which time such revised Schedules shall replace the Schedules attached hereto for all purposes under this

Agreement and shall be deemed to have been attached hereto as of the date hereof).



                                 ARTICLE VI

                           CONDITIONS TO CLOSING

            Section 6.1  Conditions to the Obligations of Kodak, Purchaser

and Seller.  The obligations of the parties hereto to effect the Closing are subject to the satisfaction (or waiver) prior to the Closing of the following conditions:

            (a)  HSR and Other Antitrust Laws.  All filings under U.S.

Antitrust Laws, EC competition law and other similar laws shall have been made and any required waiting period under the such laws applicable to the transactions contemplated hereby shall have expired or been earlier terminated.

            (b)  No Injunctions.  No court or governmental authority of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, or non-appealable judgment, decree,

injunction
or other order which is in effect on the Closing Date and prohibits the consummation of the Closing.

            (c)   Consents and Approvals.  All Required Approvals shall

have been obtained.

            (d)  Schering.  Either Schering shall have consented to the assignment to Purchaser of the Schering Agreement or Seller shall have granted Purchaser an exclusive sublicense pursuant to the Schering

Agreement.

            Section 6.2  Conditions to the Obligations of Purchaser.  The

obligation of Purchaser to effect the Closing is subject to the satisfaction (or waiver) prior to the Closing, of the following conditions:

            (a)  Representations and Warranties.  The representations and warranties of Seller and Kodak contained herein shall have been true and correct in all material respects when made and shall be true and correct in all material respects as of the Closing, as if made as of the Closing

(except that representations and warranties that are made as of a specific date need be true in all material respects only as of such date), and

Purchaser shall have received certificates to such effect dated the Closing

Date and executed by a duly authorized officer of Seller and by a duly authorized officer of Kodak.  Notwithstanding the foregoing, if any representations or warranties of Seller or Kodak that were true and correct in all material respects as of the date of this Agreement have ceased to be true and
correct in all material respects as of the Closing, the condition to

Purchaser's obligations provided in this Section 6.2(a) shall nonetheless be deemed to be satisfied unless the failure of such representations and warranties as of the Closing results from or constitutes a Material Adverse

Change with respect to the Business.

            (b)  Covenants.  The covenants and agreements of Seller and

Kodak to be performed on or prior to the Closing shall have been duly performed in all material respects, and Purchaser shall have received certificates to such effect dated the Closing Date and executed by a duly authorized officer of Seller and by a duly authorized officer of Kodak.

            (c)  Legal Opinions.  Purchaser shall have received the

opinions of Seller's and Kodak's counsels, dated as of the Closing Date,

addressed to Purchaser substantially to the effect set forth in

Annex 6.2(c) hereto.

            (d)   Ancillary Agreements.  Seller and Kodak, as the case may

be, shall have executed and delivered the Ancillary Agreements.

            (e)   No Material Adverse Change.  Since December 31, 1993, the

Business shall not have suffered a Material Adverse Change.

            Section 6.3  Conditions to the Obligations of Kodak and Seller.

The obligation of Seller and Kodak to
effect the Closing is subject to the satisfaction (or waiver) prior to the

Closing of the following conditions:

            (a)   Representations and Warranties.  The representations and

warranties of Purchaser contained herein shall have been true and correct in all material respects when made and shall be true correct in all material respects as of the Closing, as if made as of the Closing (except that representations and warranties that are made as of a specific date need be true in all material respects only as of such date), and Seller and

Kodak shall have received a certificate to such effect dated the Closing

Date and executed by a duly authorized officer of Purchaser.

Notwithstanding the foregoing, if any representations or warranties of

Purchaser that were true and correct in all material respects as of the date of this Agreement have ceased to be true and correct in all material respects as of the Closing, the condition to Seller's obligations provided in this Section 6.3(a) shall nonetheless be deemed to be satisfied unless the failure of such representations and warranties as of the Closing, in the aggregate, results from or constitutes a Material Adverse Change with respect to the OTC Venture.

            (b)   Covenants.  The covenants and agreements of Purchaser to

be performed on or prior to the Closing shall have been duly performed in all material respects, and Seller and Kodak shall have received a certificate to such
effect dated the Closing Date and executed by a duly authorized officer of

Purchaser.

            (c)   Legal Opinions.  Seller and Kodak shall have received the

opinions of Purchaser's counsels dated as of the Closing Date, addressed to

Seller and Kodak substantially to the effect set forth in Annex 6.3(c)

hereto.

            (d)   Ancillary Agreements.  Purchaser shall have executed and

delivered the Ancillary Agreements.

            (e)   No Material Adverse Change.  Since December 31, 1993, the

OTC Portion shall not have suffered a Material Adverse Change.



                                ARTICLE VII

                         SURVIVAL; INDEMNIFICATION

            Section 7.1  Survival.  The representations and warranties of

Seller, Kodak and Purchaser contained in this Agreement shall survive the

Closing for the period set forth in this Section 7.1.  All of the representations and warranties of Seller and Kodak contained in this

Agreement and all claims and causes of action with respect thereto shall terminate upon expiration of 18 months after the Closing Date, except that the representations and warranties in Sections 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.16 shall have no expiration date, the representation and warranty in

Section 3.9 shall survive, with respect to any Tax Return, until the applicable statute of limitations has run for any such Tax Return required to be filed on or before the date of this Agreement, the representation and warranty in Section 3.7 with respect to the Working

Capital Statement shall survive only until the delivery of the Closing

Working Capital Statement, and the representation in Section 3.12 shall survive for eight years and all of the representations and warranties of

Purchaser contained in this Agreement and all claims and causes of action with respect thereto shall terminate upon expiration of 18 months after the

Closing Date, except that the representations and warranties in Sections

4.1, 4.2, 4.3, 4.4, 4.5 and 4.6 shall have no expiration date; it being understood that in the event notice of any claim for indemnification under

Section 7.2(a)(i) or Section 7.3(a)(i) hereof shall have been given (within the meaning of Section 9.1) within the applicable survival period, the representations and warranties that are the subject of such indemnification claim shall survive until such time as such claim is finally resolved.

            Section 7.2  Indemnification by Purchaser.  (a)  Purchaser

hereby agrees that it shall indemnify, defend and hold harmless Seller,

Kodak, their Affiliates, and, if applicable, their respective directors,

officers, shareholders, partners, attorneys, accountants, agents and employees and their heirs, successors and assigns (the

"Seller Indemnified Parties") from, against and in respect of any damages,

claims, losses, charges, actions, suits, proceedings, deficiencies, taxes,

interest, penalties, and reasonable costs and expenses (including without limitation reasonable attorneys' fees, removal costs, remediation costs,

closure costs, fines, penalties and expenses of investigation and ongoing monitoring) (collectively, the "Losses") imposed on, sustained, incurred or suffered by or asserted against any of the Seller Indemnified Parties,

directly or indirectly relating to or arising out of (i) subject to Section

7.2(b), any breach of any representation or warranty made by Purchaser contained in this Agreement for the period such representation or warranty survives, (ii) the Assumed Liabilities, and (iii) the breach of any covenant or agreement of Purchaser contained in this Agreement.

            (b)   Purchaser shall not be liable to the Seller Indemnified

Parties for any Losses with respect to the matters contained in Section

7.2(a)(i) except to the extent (and then only to the extent) the Losses therefrom exceed an aggregate amount equal to $2,000,000 and then only for all such Losses in excess thereof up to an aggregate amount equal to

$17,000,000.

            Section 7.3  Indemnification by Seller and Kodak.  (a)  Seller

and Kodak hereby agree that they shall indemnify, defend and hold harmless

Purchaser, its

Affiliates and, if applicable, their respective directors, officers,

shareholders, partners, attorneys, accountants, agents and employees (other than the Transferred Employees) and their heirs, successors and assigns

(the "Purchaser Indemnified Parties" collectively with the Seller

Indemnified Parties, the "Indemnified Parties") from, against and in respect of any Losses imposed on, sustained, incurred or suffered by or asserted against any of the Purchaser Indemnified Parties, directly or indirectly relating to or arising out of (i) subject to Section 7.3(b), any breach of any representation or warranty made by Seller or Kodak contained in this Agreement for the period such representation or warranty survives,

(ii) all Excluded Liabilities (including, without limitation, liabilities relating to (A) investigation, removal, remediation, containment, cleanup or abatement of the presence, release or threatened release of any

Hazardous Substance, whether on-site or off-site and (B) any claim by any third party, including, without limitation, tort suits for personal or bodily injury, property damage or injunctive relief, in each case relating to an Excluded Asset), (iii) the breach of any covenant or agreement of

Seller or Kodak contained in this Agreement, and (iv) subject to

Sections 7.3(b) and (c), liabilities relating to the investigation,

removal, remediation, containment, clean-up or abatement of Hazardous

Substances contamination in soils and groundwater (including off-site migration) at Rensselaer Site I. For purposes of the foregoing and Section 7.3(c), any liability related to Environmental Law or Hazardous

Substances incurred by Purchaser pursuant to the Agreement of Purchase and

Sale, dated as of July 22, 1991, between Winthrop Products Inc. and BASF

Corporation shall be deemed to constitute liabilities of the kind referred to in clause (iv) of this Section 7.3(a).  Purchaser acknowledges that this

Article VII constitutes Purchaser's sole remedy with respect to any Losses or liability under any Environmental Law or with respect to any Hazardous

Substance, except to the extent such items constitute Excluded Liabilities,

and expressly waives any other rights or cause of action under any

Environmental Law or with respect to any claim involving the presence or exposure to any Hazardous Substance.

            (b)   Seller and Kodak shall not be liable to the Purchaser

Indemnified Parties for any Losses with respect to the matters contained in

Section 7.3(a)(i) except to the extent (and then only to the extent) the

Losses therefrom exceed an aggregate amount equal to $16,000,000 and then only for all such Losses in excess thereof up to an aggregate amount equal to $142,000,000.

            (c)  Subject to the aggregate liability limit contained in

Section 7.3(b) but not the aggregate threshold amount, Seller and Kodak shall be liable for 50% of the Losses with respect to matters covered in

Section 7.3(a)(iv)
except to the extent (and then only to the extent) the Losses therefrom exceed $20,000,000 over and above the $3,200,000 reserve for environmental remediation at Rensselaer Site I as reflected in the Asset and Liability

Statement subject to compliance with the following conditions (i) Purchaser

(and any transferee) shall continue chemical production operations at the site (unless Purchaser is required in connection with environmental remediation obligations to cease such operations), (ii) Purchaser shall not transfer its rights under this indemnity with respect to Rensselaer Site I to a third party without the prior written consent of Kodak, such consent not to be unreasonably withheld,  (iii) Purchaser shall comply with the requirements of the Agreement and Determination effective December 1, 1983,

Index Number T110783, between Sterling Drug, Inc. and the New York State

Department of Environmental Conservation ("NYSDEC") concerning Rensselaer

Site I and (iv) Purchaser shall use reasonable efforts to continue to maintain a cooperative working relationship with the NYSDEC with respect to activities at Rensselaer Site I.  Kodak's and Seller's payments under this

Section shall be reduced and/or refunded by an amount equal to any recoveries benefiting Purchaser or its assigns under pre-Closing insurance policies attributable to Losses arising out of environmental contamination at Rensselaer Site I.

            Section 7.4  Indemnification Procedures.  With respect to third party claims other than those relating to Taxes, all claims for indemnification by any Indemnified Party hereunder shall be asserted and resolved as set forth in this Section 7.4.  In the event that any written claim or demand for which an indemnifying party, Seller, Kodak or Purchaser as the case may be (an "Indemnifying Party") would be liable to any

Indemnified Party hereunder is asserted against or sought to be collected from any Indemnified Party by a third party, such Indemnified Party shall promptly, but in no event more than 15 days following such Indemnified

Party's receipt of such claim or demand, notify the Indemnifying Party of such claim or demand and the amount or the estimated amount thereof to the extent then feasible (which estimate shall not be conclusive of the final amount of such claim and demand) (the "Claim Notice").  The Indemnifying

Party shall have 90 days from the personal delivery or mailing of the Claim

Notice (the "Notice Period") to notify the Indemnified Party (a) whether or not the Indemnifying Party disputes the liability of the Indemnifying Party to the Indemnified Party hereunder with respect to such claim or demand and

(b) whether or not it desires to defend the Indemnified Party against such claim or demand.  All costs and expenses incurred by the Indemnifying Party in defending such claim or demand shall be a liability of, and shall be paid by, the Indemnifying Party;

provided, however, that the amount of such costs and expenses that shall be a liability of the Indemnifying Party hereunder shall be subject to the limitations set forth in Sections 7.2(b) and 7.3(b) hereof.  Except as hereinafter provided, in the event that the Indemnifying Party notifies the

Indemnified Party within the Notice Period that it desires to defend the

Indemnified Party against such claim or demand, the Indemnifying Party shall have the right to defend the Indemnified Party by appropriate pro-

ceedings and shall have the sole power to direct and control such defense.

If any Indemnified Party desires to participate in any such defense it may do so at its sole cost and expense.  The Indemnified Party shall not settle a claim or demand without the consent of the Indemnifying Party.  The

Indemnifying Party shall not, without the prior written consent of the

Indemnified Party, settle, compromise or offer to settle or compromise any such claim or demand on a basis which would result in the imposition of a consent order, injunction or decree which would restrict the future activity or conduct of the Indemnified Party or any subsidiary or affiliate thereof.  If the Indemnifying Party elects not to defend the Indemnified

Party against such claim or demand, whether by not giving the Indemnified

Party timely notice as provided above or otherwise, then the amount of any such claim or demand, or, if the same be contested by the Indemnified

Party, then that portion
thereof as to which such defense is unsuccessful (and the reasonable costs and expenses pertaining to such defense) shall be the liability of the

Indemnifying Party hereunder, subject to the limitations set forth in Sec-

tions 7.2(b) and 7.3(b) hereof.  To the extent the Indemnifying Party shall direct, control or participate in the defense or settlement of any third party claim or demand, the Indemnified Party will give the Indemnifying

Party and its counsel access to, during normal business hours, the relevant business records and other documents, and shall permit them to consult with the employees and counsel of the Indemnified Party.  The Indemnified Party shall use its best efforts in the defense of all such claims.

            Section 7.5  Characterization of Indemnification Payments.  All

amounts paid by Seller, Kodak or Purchaser, as the case may be, under

Article II and this Article VII (other than payments contemplated by

Section 2.5(b) or Section 2.9(b) hereof), to the extent relating to any period ending on or before the Closing shall be treated as included in, or as adjustments to, the Purchase Price for all Tax purposes.  To the extent that any amount described in the preceding sentence is not treated as included in, or as an adjustment to, the Purchase Price for Tax purposes in any applicable Taxing jurisdiction, the amount of the Loss being indemnified for shall be reduced by any net Tax savings actually realized by the indemnified party by reason of such

Loss and increased by any net Tax costs actually incurred by the indemnified party as a result of the receipt of such amount.  Any contest affecting the determination of such Tax costs and Tax Savings shall be subject to the provisions of Section 5.4(e).


                                ARTICLE VIII

                                TERMINATION

            Section 8.1  Termination.  This Agreement may be terminated at any time prior to the Closing:

            (a)   by agreement of Purchaser and Seller;

            (b)   by Purchaser, Seller or Kodak if the Board of Directors

of Kodak shall not have approved the transactions contemplated by this

Agreement by 11:59 p.m. New York City time on June 22, 1994;

            (c)   by either Purchaser or Seller, by giving written notice

of such termination to the other party, if the Closing shall not have occurred on or prior to October 31, 1994; provided that the terminating party is not in material breach of its obligations under this Agreement;

            (d)   by either Purchaser or Seller if there shall be in effect

any law or regulation that prohibits the consummation of the Closing or if consummation of the Closing would violate any non-appealable final order,

decree or judgment of any court or governmental body having competent jurisdiction;

            (e)   by Purchaser if Seller or Kodak has materially breached

any representation, warranty, covenant or agreement contained in this

Agreement and such breach is either not capable of being cured prior to the

Closing or if such breach is capable of being cured, is not so cured within a reasonable amount of time;

            (f)   by Seller or Kodak if Purchaser has materially breached

any representation, warranty, covenant or agreement contained in this

Agreement and such breach is either not capable of being cured prior to the

Closing or if such breach is capable of being cured, is not so cured within a reasonable amount of time; or

            Section 8.2  Effect of Termination.  In the event of the

termination of this Agreement in accordance with Section 8.1 hereof, this

Agreement shall thereafter become void and have no effect, and no party hereto shall have any liability to the other party hereto or their respective Affiliates, directors, officers or employees, except for the obligations of the parties hereto contained in this Section 8.2 and in

Sections 9.1, 9.7, 9.8, 9.9 and 9.11 hereof, and except that nothing herein will relieve any party from liability for any breach of this Agreement prior to such termination.

                                 ARTICLE IX

                               MISCELLANEOUS

            Section 9.1  Notices.  All notices or other communications hereunder shall be deemed to have been duly given and made if in writing and if served by personal delivery upon the party for whom it is intended,

if delivered by registered or certified mail, return receipt requested, or by a national courier service, or if sent by telecopier, provided that the telecopy is promptly confirmed by telephone confirmation thereof, to the person at the address set forth below, or such other address as may be designated in writing hereafter, in the same manner, by such person:

            To Purchaser:

                              SANOFI
                              32-34 rue Marbeuf
                              75008 Paris
                              Telephone:  331 4073
                              Telecopy:  331 4073 4799
                              Attn:  General Counsel

            With a copy to:

                              CLEARY, GOTTLIEB, STEEN & HAMILTON
                              One Liberty Plaza
                              New York, New York  10006
                              Telephone:  (212) 225-2000
                              Telecopy:   (212) 225-3999
                              Attn:  Peter Karasz

            To Kodak:

                              EASTMAN KODAK COMPANY
                              343 State Street
                              Rochester, New York  14650
                              Telephone:  716-724-4332
                              Telecopy:  716-724-9448
                              Attn:  General Counsel

            With a copy to:

                              SULLIVAN & CROMWELL
                              125 Broad Street
                              New York, New York 10004
                              Telephone:  (212) 558-4000
                              Telecopy:  (212) 558-3588
                              Attn:  George H. White

            To Seller:

                              STERLING WINTHROP INC.
                              90 Park Avenue
                              New York, New York  10016
                              Telephone:  (212) 907-2000
                              Telecopy:  (212) 907-3084
                              Attn:  General Counsel

            With a copy to:

                              SULLIVAN & CROMWELL
                              125 Broad Street
                              New York, New York 10004
                              Telephone:  (212) 558-4000
                              Telecopy:  (212) 558-3588
                              Attn:  George H. White


            Section 9.2  Amendment; Waiver.  Any provision of this

Agreement may be amended or waived if, and only if, such amendment or waiver is in writing and signed, in the case of an amendment, by Purchaser,

Seller and Kodak, or in the case of a waiver, by the party against whom the waiver is to be effective.  No failure or delay by any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege.  The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

            Section 9.3  Assignment.  (a)  No party to this Agreement may assign any of its rights or obligations under this Agreement without the prior written consent of the other party hereto.  Notwithstanding the foregoing, (i) each of Purchaser, Seller and Kodak may assign all or any portion of its rights and obligations pursuant to this Agreement to one or more of its Affiliates, (ii) Purchaser may assign all or any portion of its rights and obligations pursuant to this Agreement to a third party who shall have agreed to acquire from Purchaser all or part of the Transferred

Assets and Assumed Liabilities, provided that such assignment is not inconsistent with the means of transfer agreed by the parties pursuant to

Section 2.12, and (iii) Seller and Kodak may assign all or any portion of their respective rights and obligations pursuant to this Agreement to the

OTC Owner, provided that such assignment is not inconsistent with the means of transfer agreed by the parties pursuant to Section 2.12, provided,

further, in each case, that the assigning party shall remain jointly and severally liable for the performance of the obligations hereunder that are so
assigned.  In connection with any assignment pursuant to this Section 9.3 and any offer by Kodak to sell the stock of Seller, copies of this

Agreement may be provided to the assignee or offeree, as the case may be,

subject to appropriate confidentiality provisions and to the deletion of information relating to such matters as Purchaser, Seller and Kodak may agree.

            (b)   Purchaser shall indemnify Kodak, Seller and their

Affiliates against, and hold each of them harmless from, any loss, claim,

damage, liability or expense arising out of or relating to the assignment by Purchaser to a third party other than an Affiliate of Purchaser, of all or any portion of its rights and obligations pursuant to this Agreement including, without limitation any increased liability for Taxes or Transfer

Taxes.

            (c)   Each of Seller and Kodak, severally and not jointly,

shall indemnify Purchaser and its Affiliates against, and hold each of them harmless from, any loss, claim, damage, liability or expense arising out of or relating to the assignment by Seller or Kodak, as the case may be, of all or any portion of its rights and obligations pursuant to this Agreement to the OTC Owner, including, without limitation, any increased liability for Taxes or Transfer Taxes.

            (d)   The indemnities provided for in paragraphs (b) and (c)

above shall be in addition to any liability that the respective parties may otherwise have under this Agreement and shall not be subject to the limitations provided in Sections 7.1, 7.2 and 7.3 hereof.

            Section 9.4  Entire Agreement.  This Agreement (including all

Schedules and Annexes hereto) contains the entire agreement between the parties hereto with respect to the subject matter hereof and supersede all prior agreements and understandings, oral or written, with respect to such matters.

            Section 9.5  Fulfillment of Obligations.  Any obligation of any party to any other party under this Agreement or any of the Ancillary

Agreements, which obligation is performed, satisfied or fulfilled by an

Affiliate of such party, shall be deemed to have been performed, satisfied or fulfilled by the such party.

            Section 9.6  Parties in Interest.  This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.  Nothing in this Agreement,

express or implied, is intended to confer upon any Person other than

Purchaser, Seller, Kodak, their successors or permitted assigns or an

Indemnified Party, any rights or remedies under or by reason of this

Agreement.

            Section 9.7  Public Disclosure.  Notwithstanding anything

herein to the contrary, each of the parties to this Agreement hereby agrees with the other party hereto that,
except as may be required to comply with the requirements of any applicable

Laws, and the rules and regulations of each stock exchange upon which the securities of one of the parties is listed, no press release or similar public announcement or communication shall ever, whether prior to or subsequent to the Closing, be made or caused to be made concerning the execution or performance of this Agreement unless specifically approved in advance by all parties hereto.

            Section 9.8  Return of Information.  If for any reason

whatsoever the transactions contemplated by this Agreement are not consummated, Purchaser shall promptly return to Seller all Books and

Records furnished by Kodak, Seller, the Business or any of their respective agents, employees, or representatives (including all copies, if any,

thereof), and Seller shall promptly return to Purchaser, the Books and

Records related to the OTC Portion furnished by Purchaser or the OTC

Portion or any of their respective agents, employees, or representatives

(including all copies, if any, thereof) and shall not use or disclose the information contained in such Books and Records for any purpose or make such information available to any other entity or person.

            Section 9.9  Expenses.  Except as otherwise expressly provided in this Agreement, whether or not the transactions contemplated by this

Agreement are consummated,
all costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be borne by the party incurring such expenses.

            Section 9.10  Schedules.  The disclosure of any matter in any schedule to this Agreement shall be deemed to be a disclosure for all purposes of this Agreement to which such matter could reasonably be expected to be pertinent, but shall expressly not be deemed to constitute an admission by Seller or Purchaser or to otherwise imply, that any such matter is material for the purposes of this Agreement.

            SECTION 9.11  GOVERNING LAW; SUBMISSION TO JURISDICTION.  THIS

AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS

OF THE STATE OF NEW YORK WITHOUT REFERENCE TO THE CHOICE OF LAW PRINCIPLES

THEREOF.  PURCHASER HEREBY AGREES TO SUBMIT TO THE JURISDICTION OF ANY

COURT OF GENERAL JURISDICTION SITTING IN THE COUNTY OF NEW YORK, STATE OF

NEW YORK, AND PURCHASER DESIGNATES PRENTICE HALL, AS ITS AGENT AND ATTORNEY

IN FACT FOR THE PURPOSE OF ACCEPTING SERVICE AND MAKING AN APPEARANCE ON

ITS BEHALF IN SUCH PROCEEDING AND TAKING ALL SUCH ACTS AS MAY BE NECESSARY

OR APPROPRIATE IN ORDER TO CONFER JURISDICTION ON IT UPON SUCH COURT AND

PURCHASER STIPULATES THAT SUCH CONSENT AND APPOINTMENT IS IRREVOCABLE AND

COUPLED WITH AN INTEREST.

            Section 9.12  Counterparts.  This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same

Agreement.

            Section 9.13   Headings.  The heading references herein and the

table of contents hereto are for convenience purposes only, do not constitute a part of this Agreement and shall not be deemed to limit or affect any of the provisions hereof.

            Section 9.14   Severability.  The provisions of this Agreement

shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.  If any provision of this Agreement, or the application thereof to any person or entity or any circumstance, is invalid or unenforceable, (a) a suitable and equitable provision shall be substituted therefor in order to carry out, so far as may be valid and enforceable, the intent and purpose of such invalid or unenforceable provision and (b) the remainder of this Agreement and the application of such provision to other persons, entities or circumstances shall not be affected by such invalidity or unenforceability, nor shall such invalidity or unenforceability affect the validity or enforceability of such provision, or the application thereof, in any other jurisdiction.

            IN WITNESS WHEREOF, the parties have executed or caused this

Agreement to be executed as of the date first written above.



                                    EASTMAN KODAK COMPANY



                                    By:
                                       Name:
                                       Title:



                                    STERLING WINTHROP INC.



                                    By:
                                       Name:
                                       Title:



                                    SANOFI


                                    By:
                                       Name:
                                       Title:

                          Eastman Kodak Company and Subsidiary Companies
                                                                             Exhibit (11)
                             Computation of Earnings Per Common Share
                                                   Second Quarter           First Half-Year
                                                   1994      1993            1994        1993
                                                    (in millions, except per share amounts)
PRIMARY:

Earnings from continuing operations before
 extraordinary item and cumulative effect of
  changes in accounting principle                $  295    $  350         $   440     $   498

Earnings (loss) from discontinued operations
 before cumulative effect of changes in
  accounting principle                              (30)       33             (81)         34
                                                 ------    ------         -------     -------
Earnings before extraordinary item and
 cumulative effect of changes
  in accounting principle                           265       383             359         532

Extraordinary item                                   (1)      (12)            (13)        (12)
                                                 ------    ------         -------     -------
Earnings before cumulative effect of changes
 in accounting principle                            264       371             346         520
                                                 ------    ------         -------     -------
Cumulative effect of changes in accounting
 principle from continuing operations                -         -               -       (1,649)

Cumulative effect of changes in accounting
 principle from discontinued operations              -         -               -         (519)
                                                 ------    ------         -------     -------
Total cumulative effect of changes in
 accounting principle                                -         -               -       (2,168)
                                                 ------    ------         -------     -------
          Net Earnings (Loss)                    $  264    $  371         $   346     $(1,648)
                                                 ======    ======         =======     =======

Average number of common shares outstanding       332.8     327.8           331.8       327.2

Primary earnings per share from continuing
 operations before extraordinary item and
  cumulative effect of changes in accounting
   principle                                     $  .88    $ 1.07         $  1.33     $  1.53

Primary earnings (loss) per share from
 discontinued operations before cumulative
  effect of changes in accounting principle        (.09)      .10            (.25)        .10
                                                 ------    ------         -------     -------
Primary earnings per share before
 extraordinary item and cumulative effect of
  changes in accounting principle                   .79      1.17            1.08        1.63

Extraordinary item                                   -       (.04)           (.04)       (.04)
                                                 ------    ------         -------     -------
Primary earnings per share before cumulative
 effect of changes in accounting principle          .79      1.13            1.04        1.59
                                                 ------    ------         -------     -------
Cumulative effect of changes in accounting
 principle from continuing operations                -        -                -        (5.05)

Cumulative effect of changes in accounting
 principle from discontinued operations              -        -                -        (1.59)
                                                 ------    ------         -------     -------
Total cumulative effect of changes in
 accounting principle                                -        -                -        (6.64)
                                                 ------    ------         -------     -------
Primary earnings (loss) per share                $  .79    $ 1.13         $  1.04     $ (5.05)
                                                 ======    ======         =======     =======

                          Eastman Kodak Company and Subsidiary Companies

                             Computation of Earnings Per Common Share
                                                   Second Quarter            First Half-Year
                                                   1994      1993           1994         1993
(in millions)

FULLY DILUTED:

Earnings from continuing operations
 before extraordinary item and cumulative
  effect of changes in accounting principle      $  295    $  350         $  440      $   498

Add after-tax interest expense applicable to:
 6 3/8% convertible debentures                       -          3             -             6
 Zero coupon convertible debentures                  -         10             -            21
                                                 ------    ------         ------      -------
Adjusted earnings from continuing
 operations before extraordinary item and
  cumulative effect of changes in
   accounting principle                             295       363            440          525

Earnings (loss) from discontinued operations
 before cumulative effect of changes in
  accounting principle                              (30)       33            (81)          34
                                                 ------    ------         ------      -------
Adjusted earnings before extraordinary item
 and cumulative effect of changes in
  accounting principle                              265       396            359          559

Extraordinary item                                   (1)      (12)           (13)         (12)
                                                 ------    ------         ------      -------

Adjusted earnings before cumulative effect
 of changes in accounting principle                 264       384            346          547
                                                 ------    ------         ------      -------
Cumulative effect of changes in accounting
 principle from continuing operations                -         -              -        (1,649)

Cumulative effect of changes in accounting
 principle from discontinued operations              -         -              -          (519)
                                                 ------    ------         ------      -------
Total cumulative effect of changes in
 accounting principle                                -         -              -        (2,168)
                                                 ------    ------         ------      -------
Adjusted net earnings (loss)                     $  264    $  384         $  346      $(1,621)
                                                 ======    ======         ======      =======

                          Eastman Kodak Company and Subsidiary Companies

                             Computation of Earnings Per Common Share

                                                   Second Quarter           First Half-Year
                                                   1994      1993           1994        1993
                                                     (in millions, except per share amounts)
Average number of common shares outstanding       332.8     327.8          331.8       327.2
Add-incremental shares under option                 4.8       2.1            4.8         2.1
Add-incremental shares applicable to:
 6 3/8% convertible debentures                       -        5.9             -          5.9
 Zero coupon convertible debentures                  -       20.7             -         20.7
                                                 ------    ------         ------      ------
Adj'd avg. number of shares outstanding           337.6     356.5          336.6       355.9
                                                 ------    ------         ------      ------
Fully diluted earnings per share from
 continuing operations before extraordinary
  item and cumulative effect of changes in
   accounting principle                          $  .87    $ 1.02         $ 1.31      $ 1.47

Fully diluted earnings (loss) per share from
 discontinued operations before cumulative
  effect of changes in accounting principle        (.09)      .09           (.25)        .09
                                                 ------    ------         ------      ------
Fully diluted earnings per share before
 extraordinary item and cumulative effect of
  changes in accounting principle                   .78      1.11           1.06        1.56

Extraordinary item                                   -       (.03)          (.04)       (.03)
                                                 ------    ------         ------      ------
Fully diluted earnings per share before
 cumulative effect of changes in
  accounting principle                              .78      1.08           1.02        1.53
                                                 ------    ------         ------      ------
Cumulative effect of changes in accounting
 principle from continuing operations                -        -               -        (5.05)

Cumulative effect of changes in accounting
 principle from discontinued operations              -        -               -        (1.59)
                                                 ------    ------         ------      ------
Total cumulative effect of changes in
 accounting principle                                -        -               -        (6.64)
                                                 ------    ------         ------      ------
Fully diluted earnings (loss) per share          $  .78    $ 1.08         $ 1.02      $(5.11)
                                                 ======    ======         ======      ======