Form 10-Q
period 1994-09-30
EASTMAN KODAK CO
filed 1994-11-14
CIK 31235

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q


           X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1994

                                   or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                       Number of Shares Outstanding at
                Class                      September 30, 1994
     Common Stock, $2.50 par value               339,685,483

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions)                                      Third Quarter          Three Quarters
                                                   1994      1993         1994        1993
REVENUES
  Sales                                          $3,529    $3,160       $9,709     $ 9,181
  Earnings from equity interests and other
    revenues                                          2        27           70         156
                                                 ------    ------       ------     -------
         TOTAL REVENUES                           3,531     3,187        9,779       9,337
                                                 ------    ------       ------     -------
COSTS
  Cost of goods sold                              1,967     1,625        5,219       4,688
  Marketing and administrative expenses             972       829        2,644       2,499
  Research and development costs                    221       231          655         648
  Interest expense                                   28        41          113         145
  Restructuring costs                                 -       495            -         495
  Other charges                                      25        41          133         122
                                                 ------    ------       ------     -------
         TOTAL COSTS                              3,213     3,262        8,764       8,597
                                                 ------    ------       ------     -------
Earnings (loss) from continuing operations
 before income taxes                                318       (75)       1,015         740
Provision (benefit) for income taxes from
 continuing operations                              125        (1)         382         316
                                                 ------    ------       ------     -------
Earnings (loss) from continuing operations
 before extraordinary item and cumulative
  effect of changes in accounting principle         193       (74)         633         424

Earnings (loss) from discontinued operations
 before cumulative effect of changes in
  accounting principle                                -         7          (81)         41
                                                 ------    ------       ------     -------
Earnings (loss) before extraordinary item and
 cumulative effect of changes
  in accounting principle                           193       (67)         552         465

Extraordinary item                                    -        (1)         (13)       (13)
                                                 ------    ------       ------     -------
Earnings (loss) before cumulative effect of
 changes in accounting principle                    193       (68)         539         452
                                                 ------    ------       ------     -------
Cumulative effect of changes in accounting
 principle from continuing operations                 -         -            -      (1,649)

Cumulative effect of changes in accounting
 principle from discontinued operations               -         -            -        (519)
                                                 ------    ------       ------     -------
Total cumulative effect of changes in
 accounting principle                                 -         -            -      (2,168)
                                                 ------    ------       ------     -------
         NET EARNINGS (LOSS)                     $  193    $  (68)      $  539     $(1,716)
                                                 ======    ======       ======     =======


- - -----------------------------------------------------------------------------
                            See Notes to Financial Statements


Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS (Continued)
                                              Third Quarter            Three Quarters
                                              1994        1993         1994         1993

Primary earnings (loss) per share from
 continuing operations before extraordinary
  item and cumulative effect of changes in
   accounting principle                     $  .57      $ (.23)      $ 1.89       $ 1.29

Primary earnings (loss) per share from
 discontinued operations before cumulative
  effect of changes in accounting principle      -         .02         (.24)         .13
                                            ------      ------       ------       ------
Primary earnings (loss) per share before
 extraordinary item and cumulative effect of
  changes in accounting principle              .57        (.21)        1.65         1.42

Extraordinary item                               -           -         (.04)        (.04)
                                            ------      ------       ------       ------
Primary earnings (loss) per share before
 cumulative effect of changes in
  accounting principle                         .57        (.21)        1.61         1.38
                                            ------      ------       ------       ------
Cumulative effect of changes in accounting
 principle from continuing operations            -           -            -        (5.04)

Cumulative effect of changes in accounting
 principle from discontinued operations          -           -            -        (1.58)
                                            ------      ------       ------       ------
Total cumulative effect of changes in
 accounting principle                            -           -            -        (6.62)
                                            ------      ------       ------       ------
Primary earnings (loss) per share           $  .57      $ (.21)      $ 1.61       $(5.24)
                                            ======      ======       ======       ======

Fully diluted earnings (loss) per share from
 continuing operations before extraordinary
  item and cumulative effect of changes in
   accounting principle                     $  .56      $ (.17)      $ 1.86       $ 1.29

Fully diluted earnings (loss) per share from
 discontinued operations before cumulative
  effect of changes in accounting principle      -         .02         (.24)         .12
                                            ------      ------       ------       ------
Fully diluted earnings (loss) per share before
 extraordinary item and cumulative effect of
  changes in accounting principle              .56        (.15)        1.62         1.41

Extraordinary item                               -           -         (.04)        (.03)
                                            ------      ------       ------       ------
Fully diluted earnings (loss) per share before
 cumulative effect of changes in
  accounting principle                         .56        (.15)        1.58         1.38
                                            ------      ------       ------       ------
Cumulative effect of changes in accounting
 principle from continuing operations            -           -            -        (5.04)

Cumulative effect of changes in accounting
 principle from discontinued operations          -           -            -        (1.58)
                                            ------      ------       ------       ------
Total cumulative effect of changes in
 accounting principle                            -           -            -        (6.62)
                                            ------      ------       ------       ------
Fully diluted earnings (loss) per share     $  .56      $ (.15)      $ 1.58       $(5.24)
                                            ======      ======       ======       ======

- - -----------------------------------------------------------------------------
                             See Notes to Financial Statements


CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                               Third Quarter             Three Quarters
(in millions)                                  1994       1993          1994      1993


RETAINED EARNINGS

Retained earnings at beginning of period     $4,552     $5,746        $4,469    $7,721
Net earnings (loss)                             193        (68)          539    (1,716)
Cash dividends declared                        (136)      (165)         (401)     (492)
Other changes                                    (3)         -            (1)        -
                                             ------     ------        ------    ------
         RETAINED EARNINGS at end of period  $4,606     $5,513        $4,606    $5,513
                                             ======     ======        ======    ======

- - --------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION:

Operations of subsidiary companies outside
 the U.S. included in Consolidated Statement of Earnings:

      Sales                                  $2,070     $1,869        $5,741    $5,434
      Earnings from operations                  143         57           436       295


- - ----------------------------------------------------------------------------------
                            See Notes to Financial Statements


Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                  Sept. 30,   Dec. 31,
(in millions)                                       1994        1993


ASSETS

CURRENT ASSETS
Cash and cash equivalents                        $   585     $ 1,635
Marketable securities                                142         331
Receivables (net of allowances of $108 and $92)    3,148       2,817
Inventories                                        1,765       1,532
Deferred income tax charges                          457         339
Other                                                392         203
                                                 -------     -------
     Total current assets                          6,489       6,857
                                                 -------     -------
PROPERTIES
Land, buildings and equipment at cost             12,429      11,601
Less: Accumulated depreciation                     7,003       6,574
                                                 -------     -------
     Net properties                                5,426       5,027
                                                 -------     -------
OTHER ASSETS
Unamortized goodwill (net of accumulated
  amortization of $210 and $179)                     673         272
Long-term receivables and other
  noncurrent assets                                  782         912
Deferred income tax charges                          352         393
Net assets of discontinued operations              5,361       5,349
                                                 -------     -------
     TOTAL ASSETS                                $19,083     $18,810
                                                 =======     =======
- - --------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES
Payables                                         $ 3,025     $ 2,877
Short-term borrowings                              2,460         611
Taxes-income and other                               415         384
Dividends payable                                    136         165
Deferred income tax credits                           46          16
                                                 -------     -------
     Total current liabilities                     6,082       4,053

OTHER LIABILITIES AND DEFERRED CREDITS
Long-term borrowings                               4,667       6,727
Postemployment liabilities                         3,603       3,491
Other long-term liabilities                          621       1,183
Deferred income tax credits                           50           -
                                                 -------     -------
     Total liabilities                            15,023      15,454
                                                 -------     -------
SHAREOWNERS' EQUITY
Common stock at par*                                 966         948
Additional capital paid in or
   transferred from retained earnings                510         213
Retained earnings                                  4,606       4,469
Accumulated translation adjustment                   (66)       (235)
                                                 -------     -------
                                                   6,016       5,395
Less: Treasury stock shares at cost*               1,956       2,039
                                                 -------     -------
     Total shareowners' equity                     4,060       3,356
                                                 -------     -------
     TOTAL LIABILITIES AND SHAREOWNERS' EQUITY   $19,083     $18,810
                                                 =======     =======


* Common stock: $2.50 par value, 950 million shares authorized, 386 million shares issued as of September 30, 1994.  Treasury stock at cost consists of approximately 49 million shares on December 31, 1993 and approximately 47 million shares on September 30, 1994.
- - -------------------------------------------------------------------------
                     See Notes to Financial Statements


Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        Three Quarters
(in millions)                                          1994        1993


Cash flows from operating activities:

Earnings from continuing operations before
 extraordinary item and cumulative effect of
  changes in accounting principle                    $  633      $  424
Adjustments to reconcile above earnings to net cash
 provided by operating activities:
    Depreciation and amortization                       613         639
    Benefit for deferred taxes                           (8)        (38)
    Loss on sale and retirement of properties            38         102
    Increase in receivables                            (128)        (57)
    Increase in inventories                            (131)       (115)
    Increase in liabilities excluding borrowings         77         322
    Other items, net                                   (244)        (53)
                                                     ------      ------
       Total adjustments                                217         800
                                                     ------      ------
       Net cash provided by operating activities        850       1,224
                                                     ------      ------

Cash flows from investing activities:
    Additions to properties                            (814)       (612)
    Proceeds from sale of investments                     -          43
    Proceeds from sale of properties                     41           5
    Marketable securities - sales                       242           1
    Marketable securities - purchases                   (27)          -
    Payment for purchase of Qualex, net of
     cash acquired                                      (48)          -
                                                     ------      ------
        Net cash used in investing activities          (606)       (563)
                                                     ------      ------

Cash flows from financing activities:
    Net increase in commercial paper borrowings
      of 90 days or less                              1,385        (255)
    Proceeds from other borrowings                        2         544
    Repayment of other borrowings                    (1,483)       (536)
    Unwinding of derivatives                           (814)          -
    Dividends to shareowners                           (429)       (492)
    Exercise of employee stock options                   29         166
                                                     ------      ------
        Net cash used in financing activities        (1,310)       (573)
                                                     ------      ------
Effect of exchange rate changes on cash                  16          (2)
                                                     ------      ------

Net increase (decrease) in cash and cash equivalents (1,050)         86
Cash and cash equivalents, beginning of year          1,635         361
                                                     ------      ------
     Cash and cash equivalents, end of period        $  585      $  447
                                                     ======      ======
- - --------------------------------------------------------------------------
                     See Notes to Financial Statements

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The recorded amounts of other investments as of September 30, 1994 shown in the following table include $37 million of equity investments in a number of entities for which it is not practicable to estimate fair values, since quoted market prices do not exist for any of these investments.

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

The recorded amounts of certain financial instruments, such as cash and marketable securities and short-term borrowings, approximate their fair values and are excluded from the amounts below. The recorded amounts and estimated fair values of the Company's long-term borrowings and other financial instruments as of September 30, 1994 were as follows:

(in millions)                       Recorded Amount           Fair Value

Other investments                       $   43                  $   45
Long-term borrowings                    (4,667)                 (4,842)
Other instruments                          (63)                   (206)

EARNINGS PER COMMON SHARE

Fully diluted earnings per share is computed by dividing net earnings adjusted for after-tax interest expense associated with convertible securities by the average number of common shares outstanding, common stock equivalents related to dilutive stock options, and common shares issuable upon conversion of such convertible securities. Fully diluted earnings per share relating to the cumulative effect of changes in accounting principle were anti-dilutive. The number of common shares used to compute earnings per share amounts was as follows:

- - --------------------------------------------------------------------------
                                     Third Quarter          Three Quarters
(in millions)                       1994      1993          1994      1993
- - --------------------------------------------------------------------------

Primary                            339.4     328.7         334.3     327.7
Fully Diluted                      345.2     359.2         340.2     358.2

- - --------------------------------------------------------------------------

CASH FLOW INFORMATION

Certain debt issues have been converted to equity in non-cash transactions which are not reflected in the Consolidated Statement of Cash Flows.

DISCONTINUED OPERATIONS

On May 3, 1994, the Company announced its intent to divest the following non-imaging health businesses: the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostics Division. These businesses comprise the Health segment, which is reported as a discontinued operation with results for prior periods restated. On June
23, 1994, the Company announced Sanofi agreed to acquire the pharmaceutical business of Sterling Winthrop Inc. for $1.675 billion in cash and its interest in the "Over the Counter" alliance with Sterling Winthrop Inc.
Sanofi's interest in the "Over the Counter" alliance will be transferred to Sterling Winthrop Inc. On October 1, 1994, the Company completed this sale.
On August 29, 1994, the Company announced SmithKline Beecham plc agreed to acquire the consumer health business of Sterling Winthrop Inc. for $2.925 billion in cash. On November 2, 1994, the Company completed this sale. On September 6, 1994, the Company announced Johnson & Johnson agreed to acquire the Clinical Diagnostics Division for $1.008 billion in cash. On September 26, 1994, the Company announced Reckitt & Coleman plc agreed to acquire the worldwide household products business of L&F Products for $1.55 billion in cash. On October 14, 1994, the Company announced Forstmann Little & Co. agreed to acquire the do-it-yourself products business of L&F Products for $700 million in cash. In addition, as part of the divestiture, the Company is actively negotiating with potential buyers for its pharmaceutical research and development facility and its NanoSystems unit, and anticipates closing dates for these transactions in 1995.

As of June 30, 1994, the Company concluded that measurement dates had occurred for the non-imaging health businesses. Accordingly, the financial statement information related to these businesses has been presented on one line in the Consolidated Statement of Financial Position, "net assets from discontinued operations", and in the "discontinued operations" line of the Consolidated Statement of Earnings. The amounts presented for prior periods have been restated for comparability. The "net assets from discontinued operations" represents the assets intended to be sold offset by the liabilities anticipated to be assumed by the buyers of these businesses. The amounts presented in the Consolidated Statement of Earnings for prior periods have been restated to reflect the allocation of interest expense to discontinued operations. The allocation of interest expense was performed by reference to the interest expense on indebtedness that is anticipated to be repaid from the net proceeds received from the sales. The third quarter 1994 loss from the health businesses was deferred and will be recognized as a reduction of the expected gain on the sale of the health businesses.

The Company currently anticipates an overall gain on the sales of the health businesses including income from operations during the phase-out period which is estimated to end on or about December 31, 1994. Consequently, all gains estimated at this time will be recognized by the Company as such transactions close.

Summarized results of the Health businesses, including the allocation of interest expense, are as follows:

                                           Third Quarter      Three Quarters
(in millions)                              1994     1993      1994      1993
Sales                                      $982     $917    $2,782    $2,703
                                           ====     ====    ======    ======

Earnings (loss) before income taxes        $(56)    $(64)   $ (140)   $ (203)
Provision (benefit) for income taxes        (12)     (11)      (15)      (50)
                                           ----     ----    ------    ------
Earnings (loss) before cumulative effect
 of changes in accounting principle        $(44)    $(53)   $ (125)   $ (153)
                                           ====     ====    ======    ======

Interest expense included in earnings (loss) before income taxes was $115 million for each of the three month periods ended September 30, 1994 and 1993. Interest expense included in earnings (loss) before income taxes was $344 million and $346 million for the nine month periods ended September 30, 1994 and 1993, respectively.

<PAGE 9

Net assets of the Health businesses as reported in the Consolidated Statement of Financial
Position are comprised of the following:

                                            Sept. 30,   Dec. 31,
(in millions)                                 1994        1993

Current assets                              $1,350      $1,165
Land, buildings and equipment, net           1,337       1,339
Other assets                                 4,214       4,281
                                            ------      ------
     Total assets                            6,901       6,785
                                            ------      ------
Current liabilities                            926         857
Long-term borrowings                           134         126
Other liabilities                              480         453
                                            ------      ------
     Total liabilities                       1,540       1,436
                                            ------      ------
     Net assets of discontinued
       operations                           $5,361      $5,349
                                            ======      ======

On June 15, 1993, the Company announced a plan to spin-off its Eastman Chemical Company operations, which was completed on December 31, 1993.

Summarized results of the Chemicals segment, including the allocation of interest expense, are as follows:

                                             Third        Three
                                            Quarter      Quarters
(in millions)                                1993          1993

Earnings before cumulative effect of
 changes in accounting principle              $60          $194
                                              ===          ====

LONG-TERM BORROWINGS

On October 3, 1994, the Company announced a tender offer for up to $4.8 billion of its outstanding long-term borrowings.  On October 20, 1994, the Company announced that $2.7 billion of the possible $4.8 billion was tendered during the tender offer period which ended on that date.  The table below is provided to disclose the Company's long-term borrowings following the completion of the tender offer.

                                        Dec. 31       Sept. 30,      Oct. 31,
(in millions)                            1993           1994           1994

Eastman Kodak Company
  10.05% notes due 1994                $  350         $    -         $    -
  9.20% notes due 1995                    750            750            502
  10 3/8% Eurobonds due 1995              111            111             81
  7 7/8% notes due 1997                   135            135            135
  8.55% notes due 1997                    200            200            102
  9 1/8% notes due 1998                 1,100          1,100            528
  7 1/4% notes due 1999                   275            275             75
  9 5/8% notes due 1999                   275            275            275
  9 1/2% notes due 2000                   400            400            244
  6 3/8% convertible subordinated
   debentures due 2001                    278              -              -
  10% notes due 2001                      300            300            122
  9 3/8% notes due 2003                   400            400            145
  9 7/8% notes due 2004                   300            300            104
  9 3/4% notes due 2004                   300            300             97
  9 1/2% notes due 2008                   300            300             31
  Zero coupon convertible subordinated
   debentures due 2011                  1,127              -              -
  9.95% debentures due 2018               125            125              3
  9.20% debentures due 2021               200            200              9
Sterling Winthrop Inc.
  8 7/8% notes due 1996                   100            100            100
Industria Fotografica
  Interamericana S.A. de C.V.
  7.36% notes due 2003                    110            110            110
Qualex Inc.                                 -            215             68
Other                                      67             66             75
                                       ------         ------         ------
                                        7,203          5,662          2,806
Less: Current maturities                  350            861            583
                                       ------         ------         ------
                                        6,853          4,801          2,223
Less: Amounts expected to be assumed
 by discontinued operations               126            134            134
                                       ------         ------         ------
    Total                              $6,727         $4,667         $2,089
                                       ======         ======         ======

SUBSEQUENT EVENTS

In connection with the debt paydown program, the Company incurred pre-tax losses related to the tender offer of approximately $160 million which will result in an extraordinary charge in the fourth quarter of 1994. The Company has also unwound substantially all of the interest rate derivatives associated with its debt issues. The Company incurred pre-tax losses related to the unwind of the derivatives of approximately $160 million in September, which has been deferred, and approximately $60 million in October. These losses will be charged to extraordinary and other charges in the fourth quarter of 1994 along with the losses on the debt.


                      Harry L. Kavetas, Executive Vice President and Chief Financial Officer
                      November 14, 1994

Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

(in millions, except                   Third Quarter          Three Quarters
earnings per share)                1994    1993  Change   1994     1993    Change

Sales from continuing operations $3,529  $3,160   +12%  $9,709  $ 9,181      +6%
Earnings (loss) from operations
 before extraordinary item and
  cumulative effect of changes
   in accounting principle:
    Continuing                      193     (74)           633      424
    Discontinued-Health               -     (53)           (81)    (153)
    Discontinued-Chemicals            -      60              -      194
Net earnings (loss)                 193     (68)           539   (1,716)
Primary earnings (loss)
 per share                          .57    (.21)          1.61    (5.24)
Fully diluted earnings (loss)
 per share                          .56    (.15)          1.58    (5.24)

Sales from continuing operations of $3,529 million for the third quarter of 1994 were up significantly when compared with the third quarter of 1993. Excluding the sales of Qualex, which was acquired on August 12, 1994, the Company recorded good sales increases for the quarter. Year-to-date sales from continuing operations of $9,709 million were moderately higher than sales for the comparable period of last year. Earnings from continuing operations were adversely affected by restructuring costs in 1993 of $495 million
($353 million or $1.08 per share after-tax). Third quarter earnings from continuing operations decreased substantially from the third quarter of 1993, before deducting the effects of restructuring costs, as the benefits of increased unit volumes and manufacturing productivity were more than offset by cost escalation, higher marketing and administrative expenses, lower effective selling prices and incremental charges associated with our continuing review of the carrying value of all assets. Year-to-date earnings from continuing operations decreased significantly from the comparable period a year ago, before deducting the effects of restructuring costs, as the benefits of increased unit volumes and manufacturing productivity were more than offset by cost escalation, lower effective selling prices, and incremental charges associated with our continuing review of the carrying value of all assets. In addition, the 1993 third quarter and year-to-date net earnings benefited from net gains on strategic currency hedges of approximately $17 million and $38 million, respectively, and from the sales of assets. The 1994 third quarter and year-to-date net earnings were adversely impacted by premium costs for strategic currency hedges of approximately $15 million and $38 million, respectively, and by the initial consolidation of Qualex. Net earnings for the year-to-date periods of both years included an extraordinary charge of $.04 per share related to the early extinguishment of debt.

The 1993 year-to-date net loss was due to an after-tax charge of $2.17 billion ($6.62 per share) associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 112, Employers' Accounting for Postemployment Benefits effective as of January 1, 1993.

On May 3, 1994, the Company announced its intent to divest the following non-imaging health businesses: the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostics Division. These businesses are reported as discontinued operations with results for prior periods restated. On June 23, 1994, the Company announced Sanofi agreed to acquire the pharmaceutical business of Sterling Winthrop Inc. for $1.675 billion in cash and its interest in the "Over the Counter" alliance with Sterling Winthrop Inc. On October 1, 1994, the Company completed this sale. On August 29, 1994, the Company announced SmithKline Beecham plc agreed to acquire the consumer health business of Sterling Winthrop Inc. for $2.925 billion in cash. On November 2, 1994, the Company completed this sale. On September 6, 1994, the Company announced Johnson & Johnson agreed to acquire the Clinical Diagnostics Division for $1.008 billion in cash. On September 26, 1994, the Company announced Reckitt & Colman plc agreed to acquire the worldwide household products business of L&F Products for $1.55 billion in cash. On October 14, 1994, the Company announced Forstmann Little & Co. agreed to acquire the do-it-yourself products business of L&F Products for $700 million in cash. In addition, as part of the divestiture, the Company is actively negotiating with potential buyers for its pharmaceutical research and development facility and its NanoSystems unit, and anticipates closing dates for these transactions in 1995. The third quarter 1994 loss from the discontinued health operations of $44 million or $.13 per share, was deferred and will be recognized as a reduction of the expected gain on the sale of the health business, which is anticipated to be recorded in the fourth quarter.

On August 12, 1994, the company purchased from the Actava Group Inc. its 50% interest in Qualex for $150 million, $50 million to Actava at the closing and the remaining $100 million without interest in two installments over the next twelve months. As a result of this transaction, Qualex is now a wholly owned subsidiary of the Company and its financial statements are consolidated with those of the Company beginning in the third quarter.

On October 7, 1994, the Company announced settlement of a civil complaint by the Environmental Protection Agency (EPA) alleging noncompliance with federal environmental regulations at the Company's Kodak Park manufacturing site.
The Company has been assessed a $5 million penalty, previously accrued, and has also agreed to conduct a number of special environmental projects over an eight-year period. The costs of these improvement projects will be expensed or capitalized as incurred in accordance with the Company's accounting policy for environmental costs.

On October 25, 1994, the Company announced in its third quarter earnings release that its focus on cost management would continue and could possibly include a restructuring program in the fourth quarter of 1994, which could have a material impact on the results of operations.

On June 15, 1993, the Company announced a plan to spin-off its Eastman Chemical Company operations, which was completed on December 31, 1993.

SEGMENT SALES

In the Consumer Imaging segment, sales to customers inside the U.S. showed an excellent increase for the quarter and were up significantly year to date, when compared with sales for the same periods of 1993, due primarily to the initial consolidation of Qualex. Excluding the sales of Qualex, sales for the quarter and year to date increased moderately over the comparable periods of 1993 as higher volumes were partially offset by lower effective selling prices. Outside the U.S., sales recorded a strong increase in the quarter as solid volume increases and the favorable effects of foreign currency rate changes were only partially offset by the unfavorable effects of lower effective selling prices. Year to date, sales to customers outside the U.S. showed a good increase, as solid increases in unit volumes were only partially offset by the unfavorable effects of lower effective selling prices. Worldwide volume gains in the 1994 third quarter and year to date were led by single-use cameras, Ektacolor papers and Kodacolor 35mm films.

In the Commercial Imaging segment, the slight increases in sales to customers inside the U.S. for the quarter and year to date were due to volume increases. Good increases in sales to customers outside the U.S. in the third quarter of 1994 were due to good volume gains and the favorable effects of foreign currency rate changes, partially offset by lower effective selling prices. For the first three quarters of 1994, sales to customers outside the U.S. increased slightly as higher volumes were partially offset by lower effective selling prices. Worldwide sales increases in the quarter and year to date were led by health sciences, printing and publishing imaging, and motion picture and television products.

Sales by Segment

                                        Third Quarter       Three Quarters
(in millions)                      1994    1993 Change    1994     1993    Change

Sales from Continuing Operations

Consumer Imaging
  Inside the U.S.                $  645  $  516   25%   $1,646   $1,475      12%
  Outside the U.S.                  968     836   16     2,532    2,346       8
                                 ------  ------   --    ------   ------      --
    Total Consumer Imaging        1,613   1,352   19     4,178    3,821       9
                                 ------  ------   --    ------   ------      --
Commercial Imaging
  Inside the U.S.                   996     964    3     2,861    2,803       2
  Outside the U.S.                  920     844    9     2,670    2,559       4
                                 ------  ------   --    ------   ------      --
    Total Commercial Imaging      1,916   1,808    6     5,531    5,362       3
                                 ------  ------   --    ------   ------      --
Deduct Intersegment Sales             -       -              -       (2)
                                 ------  ------   --    ------   ------      --
  Total Sales from
   Continuing Operations         $3,529  $3,160   12%   $9,709   $9,181       6%
                                 ======  ======   ==    ======   ======      ==

- - --------------------------------------------------------------------------

COSTS AND EXPENSES
                                        Third Quarter                 Three Quarters
(in millions)                      1994      1993    Change       1994      1993   Change

Cost of goods sold               $1,967    $1,625      21%      $5,219    $4,688     11%
  Percent of Sales                 55.7%     51.4%                53.8%     51.1%
Marketing and administrative
 expenses                        $  972    $  829      17%      $2,644    $2,499      6%
  Percent of Sales                 27.5%     26.2%                27.2%     27.2%
Research and development costs   $  221    $  231      -4%      $  655    $  648      1%
  Percent of Sales                  6.3%      7.3%                 6.7%      7.1%

Cost of goods sold for the third quarter of 1994 included goodwill amortization of $14 million compared with $10 million in the third quarter of 1993. For the 1994 year to date, goodwill amortization was $31 million compared with $23 million for the 1993 year to date. The increases in the cost of goods sold percentages for the quarter and year to date were primarily due to the adverse impacts of cost escalation, lower effective selling prices, the initial consolidation of Qualex and incremental charges associated with our continuing review of the carrying value of all assets. The increases in marketing and administrative expenses in the quarter and year to date when compared with 1993 were primarily due to the initial consolidation of Qualex, cost escalation and incremental charges associated with our continuing review of the carrying value of all assets. Research and development costs recorded a decrease in the quarter and were essentially level year to date compared with last year as lower activity levels offset cost escalation.

SEGMENT EARNINGS

Consumer Imaging operating earnings were adversely affected by restructuring costs in 1993 of $141 million. Consumer Imaging operating earnings for the 1994 third quarter decreased substantially when compared with the 1993 third quarter, before deducting restructuring costs, as the benefits of increased unit volumes and manufacturing productivity were more than offset by lower effective selling prices, cost escalation, incremental charges associated with our continuing review of the carrying value of all assets, and higher research and development activity. Year-to-date Consumer Imaging operating earnings, before deducting restructuring costs in 1993, decreased as the benefits of increased unit volumes and manufacturing productivity were more than offset by lower effective selling prices, cost escalation and incremental charges associated with our continuing review of the carrying value of all assets. In addition, the 1993 third quarter and year to date benefited from the positive effect of strategic currency hedges, while the 1994 third quarter and year to date were adversely impacted by the premium costs for strategic currency hedges.

Commercial Imaging operating earnings were adversely affected by restructuring costs in 1993 of $354 million. Commercial Imaging segment operating earnings for the 1994 third quarter and year to date were substantially lower than earnings for the comparable periods a year ago, before deducting restructuring costs. In the quarter, the benefits of increased unit volumes and lower research and development activity were more than offset by cost escalation, lower effective selling prices and incremental charges associated with our continuing review of the carrying value of all assets. For the year to date, the benefits of increased unit volumes, lower marketing and administrative activity and lower research and development activity were more than offset by cost escalation, lower effective selling prices and incremental charges associated with our continuing review of the carrying value of all assets. In addition, the 1993 third quarter and year to date benefited from the positive effect of strategic currency hedges, while the 1994 third quarter and year to date were adversely impacted by the premium costs for strategic currency hedges.

- - -------------------------------------------------------------------------

Earnings (loss) from
 Operations by Segment

                                          Third Quarter                 Three Quarters
                                  Excluding Restructuring Costs  Excluding Restructuring Costs
(in millions)                        1994      1993    Change       1994       1993     Change
Earnings from Operations
 from Continuing Operations

Consumer Imaging                   $  269    $  333     -19%      $  756     $  799       -5%
  Percent of Sales                   16.7%     24.6%                18.1%      20.9%

Commercial Imaging                 $   94    $  153     -39%      $  423     $  554      -24%
  Percent of Sales                    4.9%      8.5%                 7.6%      10.3%
                                   ------    ------    ----       ------     ------     ----
Total Earnings from Operations
 from Continuing Operations        $  363    $  486     -25%      $1,179     $1,353      -13%
                                   ======    ======    ====       ======     ======     ====

Earnings (loss) from
 Operations by Segment

                                          Third Quarter                 Three Quarters
                                  Including Restructuring Costs  Including Restructuring Costs

                                     1994      1993    Change       1994       1993     Change

Earnings (loss) from Operations
 from Continuing Operations

Consumer Imaging                   $  269    $  192      40%      $  756     $  658       15%
  Percent of Sales                   16.7%     14.2%                18.1%      17.2%

Commercial Imaging                 $   94    $ (201)              $  423     $  200      112%
  Percent of Sales                    4.9%    (11.1%)                7.6%       3.7%
                                   ------    ------    ----       ------     ------     ----
Total Earnings (loss) from
 Operations from Continuing
  Operations                       $  363    $   (9)              $1,179     $  858       37%
                                   ======    ======    ====       ======     ======     ====

- - --------------------------------------------------------------------------------------------


OTHER REVENUES AND COSTS

Earnings from equity interests and other revenues were lower in the quarter and year to date when compared with the comparable periods of 1993. The decreases were due to lower earnings from equity interests, lower investment income and the inclusion of gains from the sale of assets and other items in 1993. The net effect from foreign exchange transactions was a loss of $6 million in the quarter and a loss of $50 million for the year to date compared with a loss of $1 million in the 1993 third quarter and a loss of $23 million in the 1993 year to date, respectively. For continuing operations, the year-to-date effective tax rate was 37.6%, compared with 42.7% for the 1993 year to date. The higher rate in 1993 was primarily due to the effects of certain non-deductible restructuring charges.

- - ---------------------------------------------------------------------------

                           Third Quarter             Three Quarters
Net Earnings (Loss)        1994     1993            1994       1993
(in millions)

Amount                     $193     $(68)           $539    $(1,716)
 Percent of Sales           5.5%

- - ----------------------------------------------------------------------------

CASH DIVIDENDS

During the third quarter of 1994, a cash dividend of $136 million ($.40 per share) was declared on the Company's common stock. Total dividends declared for the year to date amounted to $401 million ($1.20 per share). Total dividends declared during the 1993 year to date were $492 million ($1.50 per share).

FINANCIAL POSITION

Cash and marketable securities were $727 million at the end of the third quarter, compared with $1,966 million at year-end 1993. In connection with the spin-off of the worldwide chemical business at the end of 1993, the Company borrowed $1.8 billion in December, 1993. The borrowings were subsequently assumed by the worldwide chemical business on December 31, 1993. The proceeds from the borrowings, which were retained by Kodak, were used during the first nine months of 1994 to redeem debt and interest rate derivatives, and terminate a Master Lease agreement and a Sale of Receivables program. Short-term borrowings increased $1,849 million, while long-term borrowings decreased $2,060 million from year-end 1993. The Company has been increasing short-term borrowings to redeem long-term borrowings until proceeds are received from the divestitures of the non-imaging health businesses. Working capital at the end of the quarter decreased to $407 million compared with $2,804 million at year-end 1993.

The increase in Capital Stock and Additional Paid-In-Capital since year-end 1993 is primarily attributable to the partial conversion of the 6 3/8% convertible subordinated debentures and zero coupon convertible subordinated debentures into Company stock.

The Company expects to have positive operating cash flow for the year and plans to use the proceeds from the divestitures of the non-imaging health businesses to further reduce debt and interest rate derivatives, which will result in material extraordinary and other charges from the early extinguishment of debt and related interest rate derivatives. On October 3, 1994, the Company announced a tender offer for up to $4.8 billion of its long-term borrowings. On October 20, 1994, the Company announced that $2.7 billion of the possible $4.8 billion had been tendered during the tender offer period, which ended on that date. The Company incurred pre-tax losses related to the tender offer of approximately $160 million which will result in an extraordinary charge in the fourth quarter of 1994. The Company has also unwound substantially all of the interest rate derivatives associated with its debt issues. The Company incurred pre-tax losses related to the unwind of the derivatives of approximately $160 million in September, which has been deferred, and approximately $60 million in October. These losses will be charged to extraordinary and other charges in the fourth quarter of 1994 along with the losses on the debt.

CAPITAL ADDITIONS

Capital additions for the third quarter of 1994 were $187 million compared with $174 million for the third quarter of 1993. For the 1994 year to date, capital additions were $814 million versus $612 million a year ago. The Company was a party to a Master Lease agreement whereby the Company could lease equipment with the right to buy the equipment anytime at fair market value. The Company terminated this agreement during the second quarter of 1994 by purchasing approximately $300 million of equipment it has been leasing. The provision for depreciation for the first three quarters of 1994 was $582 million, compared with $616 million for the comparable period of 1993.

- - ----------------------------------------------------------------------------

                        Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 7, the Company and the US Environmental Protection Agency (EPA) and Department of Justice (DOJ) announced settlement of a civil complaint alleging noncompliance by the Company with federal environmental regulations at the Company's Kodak Park manufacturing site in Rochester, N.Y. The Company was assessed a penalty of $5 million, and also agreed to conduct a number of special environmental projects over an eight-year period as an offset to $3 million in additional penalties. A consent decree was signed under which the Company is subject to a 12-year compliance schedule requiring, among other things, that the Company improve the characterization of its waste, evaluate and upgrade its industrial sewer system, and upgrade one of its incinerators.

The Company is participating in the EPA's Toxic Substances Control Act (TSCA)
Section 8 (e) Compliance Audit Program. As a participant, the Company has agreed to audit its files for materials which under current EPA guidelines would be subject to notification under Section 8 (e) of TSCA and to pay stipulated penalties for each report submitted under this program. The Company anticipates that its liability under the Program will be $1,000,000.

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


Item 5.  Other Information

Effective October 31, 1994, the Company completed the divestiture of its Sterling Winthrop Inc. subsidiary to SmithKline Beecham for $2.925 billion in cash. Details of the divestiture are contained in a press release issued by the Company on November 2, 1994, and set forth herein as Exhibit 99. Pro forma consolidated financial statements of the Company for the year ended December 31, 1993, excluding the results of the non-imaging health businesses (including Sterling Winthrop Inc.) that the Company is divesting, are set forth at Item 7 of Current Report on Form 8-K dated June 30, 1994 and filed October 17, 1994, as amended by Amendment No. 1 to Current Report on Form 8-K dated June 30, 1994 and filed October 21, 1994.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 18.

         (b)  Reports on Form 8-K
              No reports on Form 8-K were filed or required to be filed for the quarter ended September 30, 1994.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EASTMAN KODAK COMPANY
                                                  (Registrant)




Date    November 14, 1994
                               Harry L. Kavetas, Executive Vice President and Chief Financial Officer

                        Eastman Kodak Company and Subsidiary Companies

                     Index to Exhibits and Financial Statement Schedules

                                                                      Page No.
11.     Three Quarters 1994 Computation of Earnings
        Per Common Share, Exhibit (11)                               19-21

99.     November 2, 1994 Press Release                                22

10(A).  Stock Purchase Agreement among Eastman Kodak Company,
        343 Holding Corporation and SmithKline Beecham plc -
        Dated as of August 28, 1994.                                 23-158

10(B).  Amendment to the Stock Purchase Agreement among Eastman
        Kodak Company, L&F Products Inc. and SmithKline Beecham
        plc - Dated as of October 30, 1994.                         159-177

10(C).  Asset Purchase Agreement by and between Eastman Kodak
        Company and Johnson & Johnson - Dated as of
        September 2, 1994.                                          178-272

10(D).  Asset Purchase Agreement among Eastman Kodak Company and L&F Products Inc. and Sterling Winthrop Inc. and
        Reckitt & Colman plc - Dated as of September 26, 1994.      273-410

10(E).  Amendment to the Asset Purchase Agreement among Eastman
        Kodak Company and L&F Products Inc. and Sterling Winthrop
        Inc. and Reckitt & Colman plc - Dated as of
        October 28, 1994.                                           411-412

10(F).  Asset Purchase Agreement among Eastman Kodak and L&F
        Products Inc. and Sterling Winthrop Inc. and MTF
        Acquisition Corp. - Dated as of October 13, 1994.           413-533

27. Financial Data Schedule, Exhibit (27) - Submitted with the EDGAR filing as a second document to this Form 10-Q.

                          Eastman Kodak Company and Subsidiary Companies
                                                                             Exhibit (11)
                             Computation of Earnings Per Common Share
                                                    Third Quarter             Three Quarters
                                                   1994      1993            1994        1993
                                                    (in millions, except per share amounts)
PRIMARY:

Earnings (loss) from continuing operations
 before extraordinary item and cumulative
  effect of changes in accounting principle      $  193    $  (74)        $   633     $   424

Earnings (loss) from discontinued operations
 before cumulative effect of changes in
  accounting principle                                -         7             (81)         41
                                                 ------    ------         -------     -------
Earnings (loss) before extraordinary item and
 cumulative effect of changes
  in accounting principle                           193       (67)            552         465

Extraordinary item                                    -        (1)            (13)        (13)
                                                 ------    ------         -------     -------
Earnings (loss) before cumulative effect of
 changes in accounting principle                    193       (68)            539         452
                                                 ------    ------         -------     -------
Cumulative effect of changes in accounting
 principle from continuing operations                 -         -               -      (1,649)

Cumulative effect of changes in accounting
 principle from discontinued operations               -         -               -        (519)
                                                 ------    ------         -------     -------
Total cumulative effect of changes in
 accounting principle                                 -         -               -      (2,168)
                                                 ------    ------         -------     -------
          Net Earnings (Loss)                    $  193    $  (68)        $   539     $(1,716)
                                                 ======    ======         =======     =======

Average number of common shares outstanding       339.4     328.7           334.3       327.7

Primary earnings (loss) per share from
 continuing operations before extraordinary
  item and cumulative effect of changes in
   accounting principle                          $  .57    $ (.23)        $  1.89     $  1.29

Primary earnings (loss) per share from
 discontinued operations before cumulative
  effect of changes in accounting principle           -       .02            (.24)        .13
                                                 ------    ------         -------     -------
Primary earnings (loss) per share before
 extraordinary item and cumulative effect of
  changes in accounting principle                   .57      (.21)           1.65        1.42

Extraordinary item                                    -         -            (.04)       (.04)
                                                 ------    ------         -------     -------
Primary earnings (loss) per share before
 cumulative effect of changes in accounting
  principle                                         .57      (.21)           1.61        1.38
                                                 ------    ------         -------     -------
Cumulative effect of changes in accounting
 principle from continuing operations                 -         -               -       (5.04)

Cumulative effect of changes in accounting
 principle from discontinued operations               -         -               -       (1.58)
                                                 ------    ------         -------     -------
Total cumulative effect of changes in
 accounting principle                                 -         -               -       (6.62)
                                                 ------    ------         -------     -------
Primary earnings (loss) per share                $  .57    $ (.21)        $  1.61     $ (5.24)
                                                 ======    ======         =======     =======

                          Eastman Kodak Company and Subsidiary Companies
                                                                        Exhibit (11)
                                                                        (Continued)
                             Computation of Earnings Per Common Share
                                                    Third Quarter             Three Quarters
(in millions)                                      1994      1993           1994         1993


FULLY DILUTED:

Earnings (loss) from continuing operations
 before extraordinary item and cumulative
  effect of changes in accounting principle      $  193    $  (74)        $  633      $   424

Add after-tax interest expense applicable to:
 6 3/8% convertible debentures                        -         3              -            9
 Zero coupon convertible debentures                   -        11              -           33
                                                 ------    ------         ------      -------
Adjusted earnings (loss) from continuing
 operations before extraordinary item and
  cumulative effect of changes in
   accounting principle                             193       (60)           633          466

Earnings (loss) from discontinued operations
 before cumulative effect of changes in
  accounting principle                                -         7            (81)          41
                                                 ------    ------         ------      -------
Adjusted earnings (loss) before extraordinary
 item and cumulative effect of changes in
  accounting principle                              193       (53)           552          507

Extraordinary item                                    -        (1)           (13)         (13)
                                                 ------    ------         ------      -------

Adjusted earnings (loss) before cumulative
 effect of changes in accounting principle          193       (54)           539          494
                                                 ------    ------         ------      -------
Cumulative effect of changes in accounting
 principle from continuing operations                 -         -              -       (1,649)

Cumulative effect of changes in accounting
 principle from discontinued operations               -         -              -         (519)
                                                 ------    ------         ------      -------
Total cumulative effect of changes in
 accounting principle                                 -         -              -       (2,168)
                                                 ------    ------         ------      -------
Adjusted net earnings (loss)                     $  193    $  (54)        $  539      $(1,674)
                                                 ======    ======         ======      =======

                          Eastman Kodak Company and Subsidiary Companies
                                                                        Exhibit (11)
                                                                        (Continued)
                             Computation of Earnings Per Common Share

                                                    Third Quarter            Three Quarters
                                                   1994      1993           1994        1993
                                                     (in millions, except per share amounts)
Average number of common shares outstanding       339.4     328.7          334.3       327.7
Add-incremental shares under option                 5.8       3.9            5.9         3.9
Add-incremental shares applicable to:
 6 3/8% convertible debentures                        -       5.9              -         5.9
 Zero coupon convertible debentures                   -      20.7              -        20.7
                                                 ------    ------         ------      ------
Adj'd avg. number of shares outstanding           345.2     359.2          340.2       358.2
                                                 ------    ------         ------      ------
Fully diluted earnings (loss) per share from
 continuing operations before extraordinary
  item and cumulative effect of changes in
   accounting principle                          $  .56    $ (.17)        $ 1.86      $ 1.29

Fully diluted earnings (loss) per share from
 discontinued operations before cumulative
  effect of changes in accounting principle           -       .02           (.24)        .12
                                                 ------    ------         ------      ------
Fully diluted earnings (loss) per share before
 extraordinary item and cumulative effect of
  changes in accounting principle                   .56      (.15)          1.62        1.41

Extraordinary item                                    -         -           (.04)       (.03)
                                                 ------    ------         ------      ------
Fully diluted earnings (loss) per share before
 cumulative effect of changes in
  accounting principle                              .56      (.15)          1.58        1.38
                                                 ------    ------         ------      ------
Cumulative effect of changes in accounting
 principle from continuing operations                 -         -              -       (5.04)

Cumulative effect of changes in accounting
 principle from discontinued operations               -         -              -       (1.58)
                                                 ------    ------         ------      ------
Total cumulative effect of changes in
 accounting principle                                 -         -              -       (6.62)
                                                 ------    ------         ------      ------
Fully diluted earnings (loss) per share          $  .56    $ (.15)        $ 1.58      $(5.24)
                                                 ======    ======         ======      ======

                                                                  Exhibit (99)

KODAK COMPLETES STERLING WINTHROP SALE
TO SMITHKLINE BEECHAM


Rochester, N.Y., November 2 -- Eastman Kodak Company announced the completion of the sale of its Sterling Winthrop Inc. subsidiary to SmithKline Beecham for $2.925 billion in cash.

SmithKline Beecham purchased 100 percent of the stock of Sterling Winthrop and thereby acquired the company's worldwide consumer health products business.

SmithKline Beecham has previously announced an agreement to sell the North American segment of Sterling Winthrop's consumer health products business to Miles, Inc. a wholly-owned subsidiary of Bayer, AG, of Germany.

The sale marks the second completed transaction in Kodak's divestiture program. On October 1, Kodak completed the sale of Sterling Winthrop's pharmaceuticals business to Sanofi, SA, of France for $1.675 billion in cash. Previously announced agreements for the sale of the Household Products, the DIY Products business of Kodak's L&F Products unit, and of Kodak's Clinical Diagnostics business should be completed before year end.

Kodak also will sell Sterling Winthrop's research and development center, located near Philadelphia, Pa., and its NanoSystems unit in separate transactions.

NanoSystems is a technology development unit organized to commercialize Kodak's proprietary small particle development (at the sub-micron level) technology for pharmaceutical applications. A number of potentially promising drug applications are in development.

                                                           Exhibit 10(A)







                    STOCK PURCHASE AGREEMENT

                              among

                      EASTMAN KODAK COMPANY

                     343 HOLDING CORPORATION

                               and

                     SMITHKLINE BEECHAM plc





                   Dated as of August 28, 1994









Circulated September 2, 1994

                      TABLE OF CONTENTS

                                                        Page

                          ARTICLE I

                    DEFINITIONS AND TERMS

Section 1.1    Specific Definitions . . . . . . . . . . . 33

Section 1.2    Other Terms. . . . . . . . . . . . . . . . 45

Section 1.3    Other Definitional Provisions. . . . . . . 45


                         ARTICLE II

                  PURCHASE OF COMMON STOCK

Section 2.1    Purchase and Sale of Common Stock. . . . . 45

Section 2.2    Post-Closing Adjustments . . . . . . . . . 46

Section 2.3    Closing; Delivery and Payment. . . . . . . 50

Section 2.4    Puerto Rican Cash. . . . . . . . . . . . . 51


                         ARTICLE III

          REPRESENTATIONS AND WARRANTIES OF SELLER

Section 3.1    Organization, Qualification and
                 Authority of Seller. . . . . . . . . . . 55

Section 3.2    Binding Effect . . . . . . . . . . . . . . 56

Section 3.3    Organization, Qualification and
                 Authority of Sterling. . . . . . . . . . 56

Section 3.4    Ownership of Shares. . . . . . . . . . . . 57

Section 3.5    Investments; Joint Ventures, etc.  . . . . 57

Section 3.6    Consents and Approvals . . . . . . . . . . 59

Section 3.7    Non-Contravention. . . . . . . . . . . . . 60

Section 3.8    Financial Statements . . . . . . . . . . . 61

Section 3.9    Litigation and Claims. . . . . . . . . . .

Section 3.10   Taxes. . . . . . . . . . . . . . . . . . . 63

Section 3.11   Employee Benefits. . . . . . . . . . . . . 65

Section 3.12   Compliance with Laws . . . . . . . . . . . 68

Section 3.13   Intellectual Property. . . . . . . . . . . 68

Section 3.14   Labor Matters; Collective
                 Bargaining Agreements. . . . . . . . . . 70

Section 3.15   Contracts. . . . . . . . . . . . . . . . . 70

Section 3.16   Title to Property. . . . . . . . . . . . . 71

Section 3.17   Absence of Change. . . . . . . . . . . . . 72

Section 3.18   Finders' Fees. . . . . . . . . . . . . . . 73

Section 3.19   Continuing Service and Supply
                 Arrangements . . . . . . . . . . . . . . 74

Section 3.20   Insurance. . . . . . . . . . . . . . . . . 74

Section 3.21   No Undisclosed Liability . . . . . . . . . 75

Section 3.22   Environmental Matters. . . . . . . . . . . 75

Section 3.23   Other Information. . . . . . . . . . . . . 76

Section 3.24   No Other Representations or Warranties . . 77


                         ARTICLE IV

         REPRESENTATIONS AND WARRANTIES OF PURCHASER

Section 4.1    Organization and Qualification . . . . . . 77

Section 4.2    Binding Effect . . . . . . . . . . . . . . 77

Section 4.3    Corporate Authorization. . . . . . . . . . 78

Section 4.4    Consents and Approvals . . . . . . . . . . 78

Section 4.5    Non-Contravention. . . . . . . . . . . . . 79

Section 4.6    Finders' Fees. . . . . . . . . . . . . . .

Section 4.7    Financial Capability . . . . . . . . . . . 80

Section 4.8    Securities Act . . . . . . . . . . . . . . 80

Section 4.9    No Other Representations or Warranties . . 80


                          ARTICLE V

                          COVENANTS

Section 5.1    Access . . . . . . . . . . . . . . . . . . 81

Section 5.2    Conduct of Business. . . . . . . . . . . . 84

Section 5.3    Best Efforts; Good Faith;
                 Cooperation in Restructuring . . . . . . 88

Section 5.4    Tax Matters. . . . . . . . . . . . . . . . 91

Section 5.5    Post-Closing Obligations to
                 Certain Employees . . . . . . . . . . . 110

Section 5.6    Compliance with WARN, etc . . . . . . . . 119

Section 5.7    Notification of Certain Matters. . . . .  119

Section 5.8    License Agreements . . . . . . . . . . . .120

Section 5.9    Certain Provisions Relating to
                 the Restructuring. . . . . . . . . . . .121

Section 5.10   Transfer of Certain Assets and
                 Liabilities. . . . . . . . . . . . . . .131

Section 5.11   Financial Information. . . . . . . . . . .132

Section 5.12   Retained Employees . . . . . . . . . . . .132

Section 5.13   Management of Certain Liabilities. . . . .132

Section 5.14   Further Assurances . . . . . . . . . . . .134

Section 5.15   Resignations . . . . . . . . . . . . . .
.134

                         ARTICLE VI

                    CONDITIONS TO CLOSING

Section 6.1    Conditions to the Obligations of
                 Purchaser and Seller . . . . . . . . . .135

Section 6.2    Conditions to the Obligations of
                 Purchaser. . . . . . . . . . . . . . . .136

Section 6.3    Conditions to the Obligations of
                 Seller . . . . . . . . . . . . . . . . .137


                         ARTICLE VII

                  SURVIVAL; INDEMNIFICATION

Section 7.1    Survival . . . . . . . . . . . . . . . . .138

Section 7.2    Indemnification by Purchaser . . . . . . .139

Section 7.3    Indemnification by Seller. . . . . . . . .140

Section 7.4    Indemnification Procedures . . . . . . . .144

Section 7.5    Characterization of Indemnification
                 Payments . . . . . . . . . . . . . . . .147

Section 7.6    Computation of Losses Subject to
                 Indemnification. . . . . . . . . . . . .147


                        ARTICLE VIII

                         TERMINATION

Section 8.1    Termination. . . . . . . . . . . . . . . .148

Section 8.2    Effect of Termination. . . . . . . . . . .149

                         ARTICLE IX

                        MISCELLANEOUS

Section 9.1    Notices. . . . . . . . . . . . . . . . . .150

Section 9.2    Amendment; Waiver. . . . . . . . . . . . .151

Section 9.3    Assignment . . . . . . . . . . . . . . . .152

Section 9.4    Entire Agreement . . . . . . . . . . . . .153

Section 9.5    Fulfillment of Obligations . . . . . . . .153

Section 9.6    Parties in Interest. . . . . . . . . . . .154

Section 9.7    Public Disclosure. . . . . . . . . . . . .154

Section 9.8    Return of Information. . . . . . . . . . .154

Section 9.9    Expenses . . . . . . . . . . . . . . . . .155

Section 9.10   Schedules. . . . . . . . . . . . . . . . .155

Section 9.11   GOVERNING LAW; SUBMISSION TO
                 JURISDICTION; SELECTION OF FORUM . . . .155

Section 9.12   Counterparts . . . . . . . . . . . . . . .156

Section 9.13   Headings . . . . . . . . . . . . . . . . .156

Section 9.14   Severability . . . . . . . . . . . . . . .157

Section 9.15   Structure. . . . . . . . . . . . . . . . .157

SCHEDULES AND EXHIBITS


ANNEXES


Annex 6.2(c)             - Opinion of Seller's Counsel
Annex 6.3(c)             - Opinion of Purchaser's Counsel

SCHEDULES

Schedule 1.1             - Certain Changes
Schedule 2.4(a)          - Puerto Rican Cash Schedule
2.4(d)          - Puerto Rican Repatriation Schedule 3.3
- - - Organization, Qualification and
                           Authority of Sterling
Schedule 3.4             - Ownership of Shares Schedule
3.5(a)(i)       - Investments; Joint Ventures, etc. Schedule
3.5(a)(ii)      - Subsidiaries
Schedule 3.5(b)          - Capital Stock of Subsidiaries
Schedule 3.6             - Consents and
Approvals Schedule 3.7             -
Non-Contravention Schedule 3.8(a)(i)       -
Financial Statements Schedule 3.8(a)(ii)      -
Basis of Presentation and
                           Exceptions to GAAP Schedule
3.8(c)(i)       - Consumer Health Business Net
                           Sales and Earnings
Schedule 3.8(c)(ii)      - Consumer Health Business
                           Worldwide Net Sales
Schedule 3.9(a)          - Litigation and Claims
Schedule 3.9(b)          - Orders and Judgments
Schedule 3.10            - Taxes
Schedule 3.11(a)         - Benefit Plans
Schedule 3.11(b)         - Benefit Plan Litigation
Schedule 3.11(f)         - Retiree Benefits
Schedule 3.11(g)         - Unfunded Liabilities
Schedule 3.12            - Compliance with Laws
Schedule 3.13(a)         - Intellectual Property
Schedule 3.13(b)(i)      - Intellectual Property
                           Infringement - Non-Trademark
Schedule 3.13(b)(ii)     - Selected Marks
Schedule 3.13(b)(iii)    - Intellectual Property
                           Infringement - Trademark
Schedule 3.14            - Collective Bargaining Agreements
Schedule 3.15(i)         - Contracts
Schedule 3.15(ii)        - Validity of Contracts
Schedule 3.15(iii)       - Contracts in Default
Schedule 3.16(a)         -
Encumbrances Schedule 3.20            -
Insurance Schedule 3.22(b)         - Certain Environmental
Matters Schedule 4.1             - Organization and
Qualification Schedule 4.4             - Purchaser Consents
and Approvals Schedule 4.5             - Non-Contravention
Schedule 5.9(j)          - Transitional Services Employees
Schedule 5.10(i)         - Transferred Real Property
Schedule 5.10(ii)        - Transferred Fixtures and
                           Equipment
Schedule 5.10(iv)        - Other Transferred Items
Schedule 5.12            - Retained Employees
Schedule 5.13(a)         - Management of Certain
Liabilities

Schedule 7.3(a)(i)       - Disclosed OTC Environmental
                           Liabilities
Schedule 7.3(a)(ii)      - Certain Retained Liabilities

          STOCK PURCHASE AGREEMENT, dated as of August 28,
1994, among EASTMAN KODAK COMPANY, a New Jersey corporation ("Seller") and 343 HOLDING CORPORATION, a Delaware corporation, on the one hand, and SMITHKLINE BEECHAM plc, an English corporation ("Purchaser"), on the other hand.
                    W I T N E S S E T H :
          WHEREAS, Seller is indirectly the record and beneficial owner of all of the issued and outstanding shares of common stock of Sterling Winthrop Inc., a Delaware corpora- tion ("Sterling");
          WHEREAS, Seller and Sterling have entered into an Asset Purchase Agreement, dated as of June 22, 1994, with
Sanofi (the "Ethical Asset Purchase Agreement") providing for the sale by Sterling of the Ethical Transferred Business;
          WHEREAS, Seller and Sterling have agreed to transfer the L&F Transferred Business prior to the Closing and to enter into the L&F Continuing Services Agreement;
          WHEREAS, Seller and Sterling will, to the extent set forth herein and as otherwise reasonably practicable, complete the Restructuring prior to the consummation of the transac-tions contemplated hereby;
          WHEREAS, Seller has agreed to manage on behalf of Sterling environmental remediation of certain sites and certain other environmental and other contingent liabilities and to indemnify Purchaser for all liabilities and expenses

(including administrative expenses), arising out of, or relating to, such remediation and liabilities; and
          WHEREAS, the parties hereto desire that Seller sell and transfer to Purchaser and Purchaser purchase from Seller all of the issued and outstanding common stock of Sterling (the "Shares"), which constitutes all of the outstanding capital stock of Sterling, upon the terms and conditions set forth herein;
          NOW, THEREFORE, in consideration of the mutual covenants and undertakings contained herein, and subject to and on the terms and conditions herein set forth, the parties hereto agree as follows:


                          ARTICLE I
                    DEFINITIONS AND TERMS
          Section 1.1 Specific Definitions. As used in this Agreement, the following terms shall have the meanings set forth or as referenced below:
"Accounts Payable to Seller" shall mean all U.S. Intercompany
     Accounts Payable of the Continuing Business that are outstanding at any time prior to the Closing to
     (x) Seller or (y) a U.S. Affiliate of Seller that does not constitute part of the Continuing Business.

"Accounts Receivable from Seller" shall mean all U.S.
     Intercompany Accounts Receivable of the Continuing
     Business that are outstanding at any time prior to the Closing from (x) Seller or (y) a U.S. Affiliate of Seller that does not constitute part of the Continuing Business.

"Adjusted Closing Balance Sheet" shall have the meaning set forth in Section 2.2(b).

"Affiliate" shall mean, with respect to any Person, any Person directly or indirectly controlling, controlled by, or under common control with, such other Person at any time during the period for which the determination of affiliation is being made.

"Affiliate of Seller" shall refer to one or more Affiliates of Seller designated by Seller to acquire certain assets and assume certain liabilities of Sterling as contemplated in Sections 2.2, 5.9, 5.10 and 5.12 hereof.

"Agreement" shall mean this Agreement, as the same may be amended or supplemented from time to time in accordance with the terms hereof.

"Balance Sheet" shall mean the unaudited pro forma consoli-dated balance sheet of the Continuing Business at December 31, 1993, which is attached as
     Schedule 3.8(a)(i) hereto, including the notes thereto and information relating thereto set forth in
     Schedule 3.8(a)(ii) hereto.

"Benefit Plans" shall have the meaning set forth in
     Section 3.11(a).

"Books and Records" shall mean all books, ledgers, files, reports, plans and operating records of, or maintained by, the Continuing Business (it being understood that, pursuant to the Restructuring, originals of certain of such items maintained by, but not primarily related to, the Continuing Business may be transferred, in which case, Books and Records shall refer to copies of such items).

"Business Day" shall mean any day other than a Saturday, a Sunday or a day on which banks in New York City are authorized or obligated by law or executive order to close.
"Chosen Courts" shall have the meaning set forth in Section
     9.11.

"Claim Notice" shall have the meaning set forth in Sec-tion 7.4.

"Closing" shall mean the closing of the transactions contem-plated by this Agreement.

"Closing Balance Sheet" shall have the meaning set forth in
     Section
2.2(a).

"Closing Date" shall have the meaning set forth in Sec-tion 2.3(a).

"Code" shall mean the Internal Revenue Code of 1986, as amended.

"COLI" shall mean the corporate-owned life insurance of Sterling.

"Competition Laws" shall mean statutes, rules, regulations, orders, decrees, administrative and judicial doctrines, and other laws that are designed or intended to prohibit, restrict or regulate actions having the purpose or effect of monopolization or restraint of trade.

"Confidentiality Agreement" shall mean the Agreement, dated
     May 26, 1994 between Purchaser and Seller.

"Consumer Health Business" shall mean the Consumer Health
     Group of Sterling as described in all material respects in the Confidential Memorandum, dated May 1994, provided to Purchaser.

"Continuing Business" shall mean that portion of the business of Sterling that would continue if the Restructuring were given effect at the date hereof.

"Contracts" shall mean any agreements, contracts, mortgages, bonds, notes, indentures, leases, purchase orders, arrangements, commitments and licenses, whether written or oral.

"CPA Firm" shall have the meaning set forth in Section 2.2(b).

"Current Assets" shall mean all current assets of the Continu-ing Business, other than (i) cash (including any Puerto
     Rican Cash), (ii) short-term investments and
     (iii) Accounts Receivable from Seller.

"Current Liabilities" shall mean all current liabilities of the Continuing Business other than (i) short-term indebtedness for money borrowed, (ii) Accounts Payable to Seller and (iii) accrued and unpaid U.S. Federal, state and local income Taxes with respect to the taxable periods or portions thereof, ending on the close of business on the Closing Date.

"Disclosed OTC Environmental Liabilities" shall mean liabilities of the Continuing Business under any Environmental Law in respect of the items listed on
     Schedule 7.3(a)(i) hereto (it being understood solely for purposes of clarification that Disclosed OTC Environmental
Liabilities excludes any item listed on Schedule 5.13(a)).

"Due Date" shall mean, with respect to any Tax Return, the date such return is due to be filed (taking into account all applicable extensions).

"Employees" shall mean all current employees of Sterling and its Subsidiaries employed in the Continuing Business and all former employees of Sterling, its predecessors and their respective subsidiaries who, immediately prior to the time they ceased to be employees of any such entity, were employed in the Continuing Business.

"Encumbrances" shall mean liens (including any liens for Taxes), charges, encumbrances, security interests, options, or any other restrictions or third party rights.

"Enhanced Pension Letter Agreements" shall mean the Enhanced
     Pension Letter Agreements referred to on Sched-ule 3.11(a).

"Environmental Law" shall mean any applicable federal, state, local or foreign law, statute, ordinance, rule, regulation, code, order, judgment, decree or injunction (other than any Tax Laws) relating to (x) the protection of the environment (including, without limitation, air, water vapor, surface water, groundwater, drinking water supply, surface or subsurface land), (y) occupational safety and health to the extent it relates to exposure to Hazardous Substances or (z) the exposure to, or the use, storage, recycling, treatment, generation, transportation, processing, handling, labelling, protection, release or disposal of, radioactive materials or Hazardous Substances.

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

"ERISA Affiliate" shall have the meaning set forth in Section
     3.11(c).

"Estimated Residual Cash Amount" shall mean Seller's estimate of the Residual Cash Amount to be delivered to Purchaser pursuant to Section 2.3(b).

"Ethical Asset Purchase Agreement" shall have the meaning set forth in the Recitals hereto.

"Ethical Excluded Assets" shall mean the "Excluded Assets" as such term is defined in the Ethical Asset Purchase
     Agreement.

"Ethical Excluded Liabilities" shall mean the "Excluded
     Liabilities" as such term is defined in the Ethical Asset
     Purchase Agreement.

"Ethical Transferred Business" shall mean the "Transferred
     Business" as such term is defined in the Ethical Asset
     Purchase Agreement.

"Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

"Financial Statements" shall have the meaning set forth in
     Section 3.8(a).

"GAAP" shall mean United States generally accepted accounting principles.

"Governmental Authorizations" shall mean all licenses, permits, certificates and other authorizations and approvals required to carry on the Continuing Business or, with respect to the Seller, to perform its obliga-tions under this Agreement, as the case may be, as currently conducted under the applicable laws, ordinances or regulations of any Governmental Entity.

"Governmental Entity" shall mean any supranational, national, federal, state or local judicial, legislative, executive or regulatory authority.

"Hazardous Substances" shall mean any hazardous substances within the meaning of 101(14) of CERCLA, 42 U.S.C.
     9601(14), or any pollutant or constituent that is regu-lated under any Environmental Law.

"HSR Act" shall mean the Hart-Scott-Rodino Antitrust Improve-ments Act of 1976, as amended.

"Indemnified Liability" shall mean a liability of Sterling that neither arises out of nor is primarily related to
     (i) the Consumer Health Business, (ii) activities relating to headquarters operations, corporate staff of Sterling and the Consumer Health Group staff of Sterling located at 90 Park Avenue (including the lease at 90 Park Avenue), (iii) the assets and liabilities transferred to Sterling pursuant to the Restructuring, or (iv) the items listed on Schedule 5.13(a).

"Indemnified Parties" shall have the meaning set forth in Sec-
     tion 7.3(a).

"Indemnifying Party" shall have the meaning set forth in Sec-tion 7.4.

"Intellectual Property" shall mean trademarks, service marks, brand names, certification marks, trade dress, assumed names, trade names and other indications of origin, the goodwill associated with the foregoing and registrations in any jurisdiction of, and applications in any jurisdiction to register, the foregoing, including any extension, modification or renewal of any such registration or application; inventions, discoveries and ideas, whether patentable or not in any jurisdiction; patents, applications for patents (including, without limitation, divisions, continuations, continuations in-part and renewal applications), and any renewals, extensions or reissues thereof, or supplementary patent certificates derived therefrom, in any jurisdiction; non-public information, trade secrets and confidential information and rights in any jurisdiction to limit the use or disclosure thereof by any Person; writings and other works, whether copyrightable or not in any jurisdiction; registrations or applications for registration of copyrights in any jurisdiction, and any renewals or extensions thereof; any similar intellectual property or proprietary rights; technologies, whether developed or currently under development; and any claims or causes of action arising out of or related to any infringement or misappropriation of any of the foregoing.

"Investments" shall have the meaning set forth in Sec-tion 3.5(a).

"Kodak Transitional Services Agreement" shall have the meaning set forth in Section 5.9(j) hereto.

"L&F Continuing Services Agreements" shall have the meaning set forth in Section 5.9(i) hereto.

"L&F Purchase Agreement" shall mean the agreement or agree-ments to be entered into among the purchaser or purchasers of the L&F Transferred Business, Seller and the Affiliate of Seller to which the L&F Transferred Business is transferred pursuant to Section 5.9 hereof.

"L&F Transferred Business" shall mean the business of Sterling conducted by the L&F Products division of Sterling and the assets and liabilities primarily related thereto (including the manufacturing, marketing, sales, distribution, support operations and research and development activities primarily related thereto and all inventories and other assets and liabilities of such business).

"Laws" shall include any federal, state, foreign or local law, statute, ordinance, rule, regulation, order, judgment or decree.

"Losses" shall have the meaning set forth in Section 7.2.

"Material Adverse Change" shall mean a change that has had a Material Adverse Effect.

"Material Adverse Effect" shall mean an effect that is materi-ally adverse to the value or the business, results of operations, financial condition or prospects of the Continuing Business taken as a whole, but shall exclude any change or development (x) involving a prospective change arising out of any proposed or adopted national healthcare legislation, or any other proposal or enactment by any governmental or regulatory authority, in any case similarly affecting the pharmaceutical industry generally or (y) reflected on Schedule 1.1.

"Nanoparticulate Business Unit" shall mean the nanoparticulate technology owned or used by Sterling, including all related Intellectual Property primarily relating thereto, and all facilities, equipment and other assets of Sterling primarily relating to the research, development and production of nanoparticulates (together with all liabilities primarily relating thereto).

"Net Working Capital" shall mean (x) Current Assets minus
     (y) Current Liabilities.

"Nonmedical Leave" shall mean maternity or paternity leave, leave under the Family and Medical Leave Act of 1993, educational leave, military leave with veteran's reem-ployment rights under federal law, or personal leave (unless any of such is determined to be a medical leave).

"Notice Period" shall have the meaning set forth in Sec-tion 7.4.

"OTC Portion" shall have the meaning assigned to such term in the Ethical Asset Purchase Agreement.

"OTC Products Liability" shall mean all products liability
     (whether in contract, tort, strict liability or otherwise) of the Continuing Business (other than any liability constituting an Indemnified Liability) arising out of the manufacture or sale prior to the Closing by the Continuing Business of any particular item or product.

"OTC Venture" shall have the meaning assigned to such term in the Ethical Asset Purchase Agreement.

"Pension Plan" shall have the meaning set forth in Sec-tion 3.11(b).

"Permitted Encumbrances" shall have the meaning set forth in
     Section 3.16(a).

"Person" shall mean an individual, a corporation, a partner-ship, an association, a trust or other entity or organization.

"Plans" shall have the meaning set forth in Section 3.11(b).

"Policies" shall have the meaning set forth in Section 3.20.

"Pre-Alliance Period" shall mean, with respect to each asset constituting part of the OTC Portion, the period prior to the date on which such asset was contributed to the OTC
     Venture.

"Prime Rate" shall mean the annual rate of interest as announced by Citibank, N.A. as its prime rate of interest in effect on the Closing Date for the purpose of determining the interest rates charged by it for United
     States dollar commercial loans made in the United States.

"Puerto Rican Cash" shall mean the assets of Sterling
     Pharmaceuticals Inc. that are subject to the terms of
     Section 2.4.

"Puerto Rico Pension Plan" shall have the meaning set forth in
     Section 5.5(d).

"Purchase Price" shall have the meaning set forth in Sec-tion 2.1.

"Purchaser" shall have the meaning set forth in the recitals.

"Purchaser Indemnified Parties" shall have the meaning set forth in Section 7.3(a).

"Recipient" shall have the meaning set forth in Sec-tion 5.4(f).

"Requested Amount" shall have the meaning set forth in Sec-tion 5.4(d)(iv).

"Required Approvals" shall mean all authorizations, consents, orders or approvals of, permits or licenses from, or declarations or filings with any Governmental Entity, and all third party consents, in each case necessary to effect the transactions contemplated by this Agreement in all material respects and to conduct the Continuing Business as previously conducted in all material respects.

"Residual Cash Amount" shall mean (x) the sum of (i) cash,
     (ii) short-term investments (in the case of each of (i) and (ii), other than any Puerto Rican Cash) (iii) the gross cash value of COLI and (iv) the amount paid by Sterling in respect of Stay Bonuses (net of any tax savings realized in respect thereof), minus (y) the sum of (i) indebtedness and (ii) borrowings against COLI, and
     (iii) 65% of the Specified Long-Term Obligations, in each case as derived from the Closing Balance Sheet or the Adjusted Closing Balance Sheet, as the case may be.

"Restructuring" shall refer to the following transactions: (i) the transactions contemplated by the Ethical Asset Purchase Agreement; (ii) the transfer or sale by Sterling of the L&F Transferred Business and Sterling's entering into the Kodak Transitional Services Agreements and the L&F Continuing Services Agreements, all as described in
     Section 5.9 hereof; (iii) the sale or transfer of the UPT Facility and Sterling's Nanoparticulate Business Unit as described in Section 5.9 hereof; (iv) the acquisition by one or more Affiliates of Seller of certain assets of Sterling and the assumption by one or more Affiliates of Seller of certain liabilities of Sterling as set forth in
     Section 5.10 hereof; (v) the disposition of Sterling's Phisoderm business in the United States, Canada and Puerto Rico; (vi) the adoption by Sterling of the Enhanced Pension Letter Agreements; (vii) the transfer to Seller or an Affiliate of Seller of the proceeds in respect of the transactions described in clauses (i),
     (ii), (iii) and (v); (viii) the transfer to Seller or an Affiliate of Seller of certain Employees of Sterling as provided in Section 5.12 hereof; (ix) the cancellation or settlement of all Accounts Payable to Seller and Accounts Receivable from Seller; and (x) the transactions and information contemplated by Section 2.4 hereof.

"Retirement Plan Employees" shall have the meaning set forth in Section 5.5(b)(ii).

"Royal Insurance Litigation" shall mean the Royal Insurance
     Litigation set forth on Schedule 3.9(a).

"Sanofi" shall mean Sanofi, a societe anonyme organized under the laws of the Republic of France.

"Savings Plan Employees" shall have the meaning set forth in
     Section 5.5(b)(i).

"Securities Act" shall mean the Securities Act of 1933, as amended.

"Selected Marks" shall have the meaning set forth in Section
     3.13(b)(ii) hereto.

"Seller" shall have the meaning set forth in the recitals.

"Seller Indemnified Parties" shall have the meaning set forth in Section 7.2.

"Seller Retirement Plan" shall have the meaning set forth in
     Section 5.5(b)(ii).

"Seller Savings Plan" shall have the meaning set forth in
     Section 5.5(b)(i).

"Seller's Objection" shall have the meaning set forth in
     Section 2.2(b).

"Settlement Payment" shall have the meaning set forth in
     Section 5.4(d)(iv).

"Shared Intellectual Property" shall have the meaning assigned thereto in the Ethical Asset Purchase Agreement.

"Shares" shall have the meaning set forth in recitals hereto.

"Specified Long-Term Obligations" shall mean the obligations of Sterling to Sanofi, pursuant to Section 2.5(c) of the Ethical Asset Purchase Agreement, and the obligations of Sterling to the purchaser or purchasers of the L&F Transferred Business, pursuant to the L&F Purchase Agreement, in respect of the Sterling Winthrop Inc. Deferred Compensation Plan (currently estimated to be $23.0 million in the aggregate) and $1.6 million in respect of the Sterling Winthrop Inc. Affiliates Phantom Stock Appreciation Rights Plan in respect of specified active employees of Sterling.

"Stay Bonuses" shall mean bonuses to be paid to certain employees of Sterling pursuant to the agreements listed on Schedule 3.11(a).

"Sterling" shall have the meaning set forth in the recitals hereto.

"Subsidiaries" shall mean the Investments as to which Sterling owns, directly or indirectly, or otherwise controls, 50% or more of the voting shares or other similar interests after giving effect to the Restructuring.

"Tax Audit" shall have the meaning set forth in
     Section 5.4(f).

"Tax Item" shall mean, with respect to Taxes, any item of income, gain, deduction, loss or credit or any other tax attribute.

"Tax Law" shall mean any Law relating to Taxes.

"Tax Package" shall have the meaning set forth in
     Section 5.4(e)(i).

"Tax Returns" shall mean all reports and returns required to be filed with respect to Taxes.

"Taxes" shall mean all federal, state, local or foreign taxes, including, but not limited to, income, gross receipts, windfall profits, alternative minimum, value added, severance, property, production, sales, use, license, excise, franchise, employment, withholding or similar taxes, together with any interest, additions or penalties with respect thereto and any interest in respect of such additions or penalties.

"Transfer Taxes" shall have the meaning set forth in Sec-tion 5.4(g).

"Transferee Pension Plan" shall have the meaning set forth in
     Section 5.5(b)(ii).

"Transferee Savings Plan" shall have the meaning set forth in
     Section 5.5(b)(i).

"Transferred Businesses" shall mean the entities, assets and liabilities to be transferred out of Sterling or its Affiliates or sold by Seller, Sterling or the Affiliates of either of them, in either case pursuant to the Restructuring.

"Undisclosed OTC Environmental Liabilities" shall mean
     liabilities of the Continuing Business under Environmental Laws arising from conditions or circumstances existing as of the Closing Date, other than routine expenses incurred after the Closing Date in the ordinary course of business consistent with historical practice required to maintain compliance with Environmental Laws, that were not disclosed on Sched-ule 7.3(a)(i) hereto (other than an Unknown OTC Environmental Liability). Items disclosed on
     Schedule 5.13(a) shall be deemed not to be Undisclosed OTC Environmental Liabilities.

"Unknown OTC Environmental Liabilities" shall mean liabilities of the Continuing Business under Environmental Laws arising from conditions or circumstances of which Seller did not have knowledge as of the date hereof and shall exclude each Disclosed OTC Environmental Liability, Indemnified Liability and item disclosed on Schedule 5.13(a). For purposes of this paragraph, "knowledge" means the actual knowledge of employees of Seller and Sterling charged with environmental matters.

"UPT Facility" shall mean Sterling's facility known as the UPT facility located in Upper Providence Township, Pennsylvania, and the assets and liabilities primarily related thereto.

"U.S. Affiliate of Seller" shall mean any Affiliate of Seller
     (other than Sterling Pharmaceuticals, Inc.) incorporated in a jurisdiction located in the United States (other than Puerto Rico).

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

"U.S. Intercompany Accounts Payable of the Continuing
     Business" shall mean accounts payable of the Continuing
     Business that arise out of the portions of the Continuing
     Business conducted in the United States.

"U.S. Intercompany Accounts Receivable of the Continuing
     Business" shall mean accounts receivable of the Continuing Business that arise out of the portions of the Continuing Business conducted in the United
States.

"WARN" shall mean the Worker Adjustment and Retraining Notifi-cation Act.

          Section 1.2 Other Terms. Other terms may be defined elsewhere in the text of this Agreement and, unless otherwise indicated, shall have such meaning throughout this Agreement.
          Section 1.3  Other Definitional Provisions.
          (a) The words "hereof", "herein", and "hereunder" and words of similar import, when used in this Agreement, shall refer to this Agreement as a whole and not to any parti-cular provision of this Agreement.
          (b) The terms defined in the singular shall have a comparable meaning when used in the plural, and vice versa.
          (c)    The terms "dollars" and "$" shall mean United
States dollars.

                         ARTICLE II
                  PURCHASE OF COMMON STOCK
          Section 2.1 Purchase and Sale of Common Stock. On the terms and subject to the conditions set forth herein, at the Closing, Seller agrees to cause 343 Holding Corporation, and 343 Holding Corporation agrees, to sell and transfer to Purchaser, and Purchaser agrees to purchase from 343 Holding Corporation and Seller, the Shares, for an aggregate purchase price of $2,925,000,000 (the "Purchase Price") subject to adjustment as provided in Section 2.3 hereof.

          Section 2.2  Post-Closing Adjustments.
          (a) Within 45 days following the Closing, Purchaser shall prepare, or cause to be prepared, and deliver to Seller a Closing Date consolidated balance sheet (the
"Closing Balance Sheet"), which shall set forth the assets and liabili- ties of the Continuing Business as of the Closing Date and shall be prepared substantially in accordance with the principles and methods set forth in Schedule 3.8(a)(ii) applied on a basis consistent with the Balance Sheet. In no event will purchase accounting adjustments relating to the purchase of the Shares or the Restructuring be made to the Closing Balance Sheet. The parties acknowledge that if any portion of the Restructuring has not been completed at the time of the Closing, the Closing Balance Sheet will be prepared on a pro forma basis as if the Restructuring had been completed at such time.
          (b) Seller and Seller's accountants shall, within 20 days after the delivery by Purchaser of the Closing Balance Sheet, complete their review of (i) the Residual Cash Amount and (ii) Net Working Capital, in each case derived from the Closing Balance Sheet. In the event that Seller determines that the Residual Cash Amount or Net Working Capital, as derived from the Closing Balance Sheet, has not been deter-mined on the basis set forth in Section 2.2(a) hereof, Seller shall inform Purchaser in writing (the "Seller's Objection"), setting forth a specific description of the basis of Seller's

Objection and the adjustments to the Residual Cash Amount or Net Working Capital which Seller believes should be made, on or before the last day of such 20-day period. Purchaser shall then have 20 days to review and respond to Seller's
Objection. If Purchaser and Seller are unable to resolve all of their disagreements with respect to the determination of the foregoing items within 10 days following the completion of Purchaser's review of Seller's Objection, they shall refer their remaining differences to Arthur Andersen or another internationally recognized firm of independent public accountants as to which Seller and Purchaser mutually agree
(the "CPA Firm"), who shall, acting as experts and not as arbitrators, determine on the basis of the standard set forth in Section 2.2(a) hereof, and only with respect to the remaining differences so submitted, whether and to what extent, if any, the Residual Cash Amount or Net Working
Capital, as derived from the Closing Balance Sheet, requires adjustment. The parties shall instruct the CPA Firm to deliver its written determination to Purchaser and Seller no later than the twentieth day after the remaining differences underlying the Seller's Objection are referred to the CPA
Firm. The CPA Firm's determination shall be conclusive and binding upon Purchaser and Seller. The fees and disbursements of the CPA Firm shall be shared equally by Purchaser and Seller. Purchaser and Seller shall (and Purchaser shall cause Sterling to) make readily available to the CPA Firm all relevant books and records and any work papers (including those of the parties' respective accountants) relating to the Balance Sheet and the Closing Balance Sheet and all other items reasonably requested by the CPA Firm. The "Adjusted
Closing Balance Sheet" shall be (i) the Closing Balance Sheet in the event that (x) no Seller's Objection is delivered to Purchaser during the 20-day period specified above or
(y) Seller and Purchaser so agree, (ii) the Closing Balance
Sheet, adjusted in accordance with the Seller's Objection, in the event that Purchaser does not respond to Seller's
Objection within the 20-day period following receipt by Purchaser of Seller's Objection, or (iii) the Closing Balance Sheet, as adjusted by either (x) the agreement of Seller and Purchaser or (y) the CPA Firm. In the event that the adjust-ment of the Closing Balance Sheet pursuant to this Section
2.2(b) discloses that it is appropriate to include an item in the calculation of Net Working Capital that had been omitted from the Closing Balance Sheet or to omit an item in the calculation of Net Working Capital that had been included in the Closing Balance Sheet, Purchaser shall prepare a revised Balance Sheet including or omitting such item, as the case may be, as at the date thereof.
          (c) Purchaser shall, and shall cause Sterling to, provide Seller and its accountants (i) all data and financial statements reasonably requested by Seller and (ii) full access to the Books and Records, any other information, including work papers of its accountants, and to any employees to the extent necessary for Seller to review the Closing Balance
Sheet and the Adjusted Closing Balance Sheet.
          (d) Within five Business Days following issuance of the Adjusted Closing Balance Sheet, the adjustment payments payable pursuant to this Section 2.2(d) shall be paid by wire transfer of immediately available funds to a bank account designated by Purchaser or Seller, as the case may be, together with interest thereon at the Prime Rate from and including the Closing Date to but not including the date of payment. Purchaser or Seller, as the case may be, shall make adjustment payments in respect of Net Working Capital in an amount equal to the difference between: (x) Net Working
Capital as derived from the Balance Sheet and (y) Net Working Capital as derived from the Adjusted Closing Balance Sheet.
The adjustment payment in respect of Net Working Capital will be made by Seller to Purchaser to the extent that Net Working Capital as derived from the Adjusted Closing Balance Sheet is less than Net Working Capital as derived from the Balance
Sheet and by Purchaser to Seller to the extent that Net
Working Capital as derived from the Adjusted Closing Balance
Sheet is greater than Net Working Capital as derived from the Balance Sheet. Purchaser or Seller, as the case may be, shall make adjustment payments in respect of residual cash in an amount equal to the difference between: (x) the Estimated Residual Cash Amount and (y) the Residual Cash Amount. The adjustment payment in respect of residual cash will be made by Seller to Purchaser to the extent that the Residual Cash
Amount is less than the Estimated Residual Cash Amount and by Purchaser to Seller to the extent that the Residual Cash
Amount is greater than the Estimated Residual Cash Amount.
          Section 2.3  Closing; Delivery and Payment.
          (a) The Closing shall take place at the offices of Sullivan & Cromwell, 125 Broad Street, New York, New York 10004 at 10:00 A.M. New York City time, on the later of (i) October
15, 1994, or (ii) 10 Business Days after the closing of the transactions under the Ethical Asset Purchase Agreement, in either event only if all of the conditions precedent specified in Article VI have been satisfied or waived;
provided that in any event the Closing shall occur no later than November 30, 1994; or at such other time and place as the parties hereto may mutually agree. The date on which the Closing occurs is called the "Closing Date".
          (b) No later than five Business Days prior to the Closing Date, Seller shall deliver to Purchaser Seller's determination of the Estimated Residual Cash Amount.
          (c)  On the Closing Date, Seller shall cause 343
Holding Corporation, and 343 Holding Corporation shall, deliver to Purchaser certificates representing the Shares duly endorsed and in form for transfer to Purchaser, and Purchaser shall pay to Seller (i) the Purchase Price for the Shares and
(ii) the Estimated Residual Cash Amount in immediately available funds to an account designated by Seller not less than two Business Days prior to the Closing.
          Section 2.4  Puerto Rican Cash.
          (a) On the Closing Date, Sterling will own all of the stock of Sterling Pharmaceuticals Inc. ("SPI"), a corporation formed under the laws of the State of Arkansas which is a "936 corporation" within the meaning of section
936 of the Code. As of the date of this Agreement, SPI has agreed to invest $126,718,823 (the "Invested Amount") pursuant to certain restrictions which have entitled, and, in the future, will entitle SPI to the benefit of reduced Puerto
Rican tollgate taxes upon the distribution of the Invested
Amount. If the entire Invested Amount is distributed in the future in a manner that reflects the aforementioned restrictions, the distributions will be subject to a tollgate tax of $4,127,443. If the Invested Amount were distributed prematurely, SPI would be subject to Puerto Rican tollgate tax, recapture tax, recapture surcharge and recapture interest in the amount of $39,175,289, an increase of $35,047,846. The amounts set forth in this Section 2.4(a) are set forth in greater detail on Schedule 2.4(a).
          (b)  For its fiscal year ending October 31, 1993,
SPI earned $65,820,000 which SPI will distribute to Sterling between the date of this Agreement and the Closing Date, subject to a 10 percent Puerto Rican tollgate tax.
          (c)  For its fiscal year ending October 31, 1994,
(the "1994 Year"), SPI expects to earn approximately $75 million. SPI plans to invest such portion (one-half under current Puerto Rican law) of the actual amount it earns for the 1994 Year (the "1994 Invested Amount") in a manner and for such period (currently five years) that will permit SPI to distribute the total 1994 earnings subject to a reduced Puerto Rican tollgate tax.
          (d) The Seller and Purchaser agree that neither the Purchase Price nor any adjustment thereto is intended to compensate Seller for the Invested Amount and the 1994
Invested Amount owned by SPI, and Seller and Purchaser agree that they will act together to preserve the value of such investments for Seller as if Seller retained ownership of Sterling and SPI distributed to Sterling the Invested Amount and the 1994 Invested Amount in a manner that limits the Puerto Rican tollgate tax on the Invested Amount to $4,127,443 and on the 1994 Invested Amount to that tollgate rate which would be applicable to a distribution of the 1994 Invested Amount if that amount is invested as provided in
Section 2.4(c). In the case of the Invested Amount, the availability of distributions which will limit the tollgate tax to $4,127,443 is set forth on Schedule
2.4(d).

          (e) For the purpose of implementing the goal stated in Section 2.4(d), Purchaser will cause SPI to invest and reinvest its assets in a manner that will achieve such goal and will cause SPI to pay directly to Seller as additional purchase price such maximum portions of the Invested Amount as may be distributed in accordance with Schedule 2.4(d) and such maximum portions of the 1994 Invested Amount as may be distributed without increasing the otherwise applicable minimum Puerto Rican tollgate tax, in each case, net of the tollgate tax and any other Taxes for which Seller has agreed to indemnify the Purchaser Indemnified Parties pursuant to
Section 5.4(b) hereof, and, in addition, to pay to Seller as additional purchase price any remaining assets of SPI, net of applicable Puerto Rican tollgate tax and any other Taxes for which Seller has agreed to indemnify the Purchaser
Indemnified Parties pursuant to Section 5.4(b) hereof.
          (f) Seller shall appoint an individual (including any successor selected by Seller) who, at Seller's expense, will be designated as SPI's sole agent, with a power of attorney that is not revocable by any person other than Seller, to manage the investments and reinvestment of SPI's assets in the manner described in this Section 2.4 and to cause SPI to make payments directly to Seller in the manner prescribed in this Section 2.4.
          (g) Purchaser will not permit Sterling or any other entity to transfer any assets to, or remove any assets from,

SPI, except as permitted under this Section 2.4 and Purchaser will not permit Sterling to liquidate SPI or transfer SPI stock to any other person.
          (h) The foregoing to the contrary notwithstanding, Seller will request a ruling or closing agreement from the Puerto Rican tax authorities that will permit SPI to transfer all of its assets to Seller or a directly or indirectly wholly owned subsidiary of Seller without incurring any greater
Puerto Rican taxes than would be the case if the provisions of
Section 2.4(a) through (g) were implemented as prescribed. In the event such a ruling or closing agreement is obtained prior to the Closing Date, Seller will cause SPI to transfer its assets to Kodak or its designated subsidiary immediately and
Section 2.4(a) through (g) shall become null and void. If the requested ruling or closing agreement is not obtained prior to the Closing Date, Seller will be authorized by Purchaser or SPI, as necessary to continue to seek the requested ruling or closing agreement and, in the event it is obtained, SPI immediately thereafter will transfer all of its assets to Kodak or its designated subsidiary as additional purchase price and Sections 2.4(a) through (g) shall thereafter be null and void.

                         ARTICLE III
          REPRESENTATIONS AND WARRANTIES OF SELLER
          Seller represents and warrants to Purchaser as of the date hereof and as of the Closing Date (except (i) that representations and warranties that are made as of a specific date need be true only as of such date, and (ii) to the extent any representation or warranty may be deemed to relate to any item constituting an Indemnified Liability, an OTC Products Liability, an Undisclosed OTC Environmental Liability, an Unknown OTC Environmental Liability, or any item listed on Schedule 5.13(a), as to which no representations and warranties other then Section 3.22 are made herein) as follows:
          Section 3.1  Organization, Qualification and
Authority of Seller. Each of Seller and 343 Holding Corporation is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has full corporate power and authority to execute and deliver this Agreement and to perform its obligations hereunder. The execution, delivery and performance by Seller and 343 Holding Corporation of this Agreement has been duly and validly authorized by Seller and 343 Holding Corporation and, subject to obtaining the approval of the Board of Directors of Seller, no other corporate proceedings on the part of Seller, 343 Holding Corporation or any of their Affiliates are necessary in connection with the execution, delivery and performance by Seller and 343 Holding Corporation of this Agreement.
          Section 3.2 Binding Effect. This Agreement has been duly and validly executed and delivered by Seller and 343 Holding Corporation and constitutes a valid and legally binding obligation of Seller and 343 Holding Corporation enforceable against Seller and 343 Holding Corporation in accordance with its terms.
          Section 3.3  Organization, Qualification and
Authority of Sterling. Sterling is a corporation duly organ-ized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has all requisite corporate power and authority to own its assets and to carry on its business as currently conducted. Except as set forth on Schedule 3.3 hereto, Sterling is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the ownership or operation of its assets or the conduct of its business requires such qualification, except where the failure to be so qualified or in good stand- ing, as the case may be, would not have a Material Adverse Effect, can be cured without material expense and will not result in the unenforceability of any material Contract. Complete and correct copies of the certificate of incorporation and by-laws of Seller and Sterling will be delivered to Purchaser prior to Closing.

          Section 3.4 Ownership of Shares. The Shares constitute all of the issued and outstanding capital stock of Sterling. There are no other classes of capital stock of Sterling authorized or outstanding. The Shares are duly authorized, validly issued, fully paid and non-assessable. Seller owns all of the outstanding stock of 343 Holding Corporation. 343 Holding Corporation owns the Shares, of record and beneficially, free and clear of Encumbrances. Except for this Agreement, and as set forth on Schedule 3.4 hereto, there are no preemptive or other outstanding rights, options, warrants, conversion rights or agreements or commitments of any character relating to Sterling's authorized and issued, unissued or treasury shares of capital stock, and Sterling has not issued any debt securities, other securities, rights or obligations which are convertible into or exchangeable for, or giving any Person a right to subscribe for or acquire, capital stock of Sterling, and no such securities or obligations evidencing such rights are outstanding.
          Section 3.5  Investments; Joint Ventures, etc.
          (a) Schedule 3.5(a)(i) hereto sets forth a list of each corporation and other entity (together, the "Investments") owned in whole or in part by the Continuing Business, together with its jurisdiction of organization. Except as set forth on Schedule 3.5(a)(ii) hereto, each Investment which is a Subsidiary is a corporation or other entity duly organized, validly existing, and in good standing under the laws of its jurisdiction of organization and has all requisite corporate or similar power and authority to own and operate its properties and assets and to carry on its business as presently conducted and is duly qualified to do business and is in good standing as a foreign corporation or other entity in each jurisdiction where the ownership or operation of its properties and assets or the conduct of its business requires such qualification, except where the failure to be so duly organized, validly existing, qualified or in good standing would not have a Material Adverse Effect, can be cured without material expense and will not result in the unenforceability of any material Contract.
          (b) (i) Except as set forth on Schedule 3.5(b) hereto and except for directors' qualifying shares, Sterling owns, or will own at the Closing Date, directly or indirectly, all (or such lesser percentage shown on Schedule 3.5(a)(i)) of the outstanding capital stock or other equity interest of each Subsidiary, free and clear of all Encumbrances. There are no preemptive or other outstanding rights, options, warrants, conversion rights or agreements or commitments to issue or sell any shares of capital stock or other equity interest of any such Subsidiary or any securities, rights or obligations convertible into or exchangeable for, or giving any Person a right to subscribe for or acquire, any shares of capital stock or other equity interest of any such Subsidiary, and no securities or obligations evidencing such rights are outstand- ing.
          (ii) Except as set forth on Schedule 3.5(b) hereto, Sterling owns, or will own following the closing of the trans-actions under the Ethical Asset Purchase Agreement, directly or indirectly, the interest in each Investment which is not a Subsidiary set forth in Schedule 3.5(a)(i), free and clear of all Encumbrances. The issued and outstanding shares of capi-tal stock of each Subsidiary that is a corporation are duly authorized, validly issued, fully paid and non-assessable.
          Section 3.6 Consents and Approvals. Except as spe-cifically set forth in Schedule 3.6 or as required by Competition Laws, foreign investment laws, the laws governing or regulations promulgated by the United States Drug Enforcement Agency and Bureau of Alcohol and Tobacco of the United States Department of the Treasury and laws requiring registration of products for sale, no consent, approval, waiver or authorization is required to be obtained by Seller, Sterling or any of the Subsidiaries from, and no notice or filing is required to be given by Seller, Sterling or any of the Subsidiaries to or made by Seller, Sterling or any of the Subsidiaries with, any Governmental Entity or other Person in connection with the execution, delivery and performance by Seller of this Agreement, other than where the failure to have or make any such consent, approval, waiver, authorization, notice or filing is not material.

          Section 3.7 Non-Contravention. Except as set forth on Schedule 3.7, the execution, delivery and performance by Seller of this Agreement, and the consummation of the transac-tions contemplated hereby, does not and will not (i) violate any provision of the Certificate of Incorporation, Bylaws or other organizational documents of Seller, Sterling or any of the Subsidiaries, (ii) subject as to performance to obtaining the consents referred to in Section 3.6, conflict with, or result in the breach of, or constitute a default under, or result in the termination, cancellation or acceleration (whether after the giving of notice or the lapse of time or both) of any right or obligation of Seller, Sterling or any of the Subsidiaries under, or to a loss of any benefit to which Seller, Sterling or any of the Subsidiaries is entitled under, any Contract or other instrument to which Seller, Sterling or any of the Subsidiaries is a party or result in the creation of any Encumbrance upon any of the Shares, or (iii) assuming as to performance compliance with the matters set forth in Sections 3.6 and 4.4, to the knowledge of Seller, violate or result in a breach of or constitute a default under any law, rule, regulation, judgment, injunction, order, decree or other restriction of any court or governmental authority to which Seller, Sterling or any of the Subsidiaries is subject, including any Governmental Authorization, other than in the case of clauses (ii) and (iii), any conflict, breach, termination, default, cancellation, acceleration, loss, violation or Encumbrance which, individually or in the aggregate, would not be material.
          Section 3.8  Financial Statements.
          (a) The Balance Sheet, including the notes thereto, fairly presents in all material respects the unaudited pro forma, consolidated financial condition of the Continuing Business, as of the date thereof, adjusted to give effect to the Restructuring, and was prepared in accordance with U.S. GAAP except as described in Schedule 3.8(a)(ii) hereto. The unaudited pro forma statements of earnings from operations, including the notes thereto, for the three months ended
March 31, 1994, and the years ended December 31, 1993 and 1992, attached as Schedule 3.8(a)(i) hereto (together with the Balance Sheet, the "Financial Statements"), fairly present in all material respects the consolidated results of operations of the Consumer Health Business, giving effect to the pro forma adjustments described in the notes thereto, for the periods then ended and were prepared as described in Schedule 3.8(a)(ii) hereto. The notes to the Financial Statements are true and correct in all material respects.
          (b) Except as disclosed in the notes to the Balance Sheet, all of the assets and liabilities reflected on the Bal-ance Sheet at December 31, 1993 were related to the Continuing Business and arose out of or were incurred in the conduct of the Continuing
Business.

          (c) The unaudited financial information set forth in Schedule 3.8(c)(i) hereto and Schedule 3.8(c)(ii) hereto has been derived from the managerial accounts of the Consumer Health Business and fairly presents, in all material respects, the net sales and earnings from operations of the Consumer Health Business by geographic region for the years ended December 31, 1992 and 1993, on a consistent basis, and the worldwide net sales of the Consumer Health Business by product category for the years ended December 31, 1992 and 1993, on a consistent basis, respectively.
          Section 3.9  Litigation and Claims.
          (a) Except as set forth in Schedule 3.9(a), there is no civil, criminal or administrative action, suit, demand, claim, hearing, proceeding or investigation pending or, to the knowledge of Seller, threatened, involving the Continuing Business other than those that individually would not reason-ably be expected to result in a judgment of more than $1 million or that would be, in the aggregate, material or materially impair or delay Seller's ability to effect the Closing.
          (b) Except as set forth in Schedule 3.9(b), the Continuing Business is not subject to any order, writ, judgment, award, injunction, or decree of any court or govern-mental or regulatory authority of competent jurisdiction or any arbitrator or arbitrators other than those that, individu-ally or in the aggregate, would not materially interfere with

Sterling's ability to conduct the Continuing Business substan- tially as conducted on December 31, 1993 or materially impair or delay the ability of Seller to effect the Closing. The Continuing Business is not in violation of any such material order, writ, judgment, award, injunction or decree that is material.
          Section 3.10 Taxes. Except as set forth in Sched-ule 3.10 and except as such failure of any representation made in this Section 3.10 to be true and correct which, when taken in the aggregate with all other such failures (regarding the representations made in this Section 3.10 only), would not have a Material Adverse Effect, taking into consideration any obligation of Seller to indemnify the Purchaser Indemnified Parties under this Agreement;
          (a) All Tax Returns that are required to be filed on or before the date of this Agreement (taking into account applicable extensions) by or on behalf of Sterling or the Subsidiaries (without giving effect to the Restructuring) have been timely filed in the manner prescribed by law; (b) all Taxes shown to be due on the Tax Returns referred to in clause (a) have been timely paid or recorded as reserves or current liabilities on the Balance Sheet, with respect to periods ending on or prior to December 31, 1993, and in the Books and Records for periods commencing after December 31, 1993; (c) as of the time of filing, all Tax Returns referred to in clause (a) were true, correct and complete in accordance with the governing jurisdictions' Tax Laws; (d) no adjustments or deficiencies relating to the Tax Returns referred to in clause
(a) have been proposed, asserted or assessed in writing by the Internal Revenue Service or the appropriate state, local or foreign taxing authority and each adjustment or deficiency set forth in Schedule 3.10 is being contested in good faith to the extent appropriate; (e) there are no pending or, to the knowledge of Seller, threatened actions or proceedings for the assessment or collection of Taxes against any entity described in clause (a) and any actions or proceedings set forth in
Schedule 3.10 are being handled in good faith; (f) there are no outstanding waivers or agreements extending the applicable statute of limitations for any period with respect to any Taxes of any entity described in clause (a); (g) no taxing authorities are presently conducting any audits or other examinations of any Tax Returns referred to in clause (a);
(h) there are no written tax sharing agreements to which Sterling or any Subsidiary is a party other than such agreements entered into in connection with the Restructuring; and (i) Sterling's U.S. Federal income tax returns for the taxable years ending on or before the acquisition of Sterling by Seller in February, 1988 have been examined by the Audit Division of the Internal
Revenue
Service.

          Section 3.11  Employee Benefits.
          (a) All benefit plans, contracts or arrangements covering U.S. Employees, including, but not limited to, "employee benefit plans" within the meaning of Section 3(3) of ERISA, and plans of deferred compensation (collectively, the "Benefit Plans"), are listed in Schedule 3.11(a). True and complete copies of all Benefit Plans, including, but not limited to, any trust instruments and insurance contracts forming a part of any Benefit Plans, and all amendments thereto have been provided or made available to Purchaser.
          (b) All employee benefit plans covering U.S. Employees (the "Plans"), to the extent subject to ERISA or the Code, are in substantial compliance with ERISA or the Code, as the case may be. Each Plan which is an "employee pension benefit plan" within the meaning of Section 3(2) of ERISA ("Pension Plan") and which is intended to be qualified under Section 401(a) of the Code has received a favorable determination letter from the Internal Revenue Service, and Seller is not aware of any circumstances likely to result in revocation of any such favorable determination letter. Except as set forth in Schedule 3.11(b), there is no material pending or threatened litigation relating to the Plans. Neither Sterling nor any of its Subsidiaries has engaged in a transaction with respect to any Plan that, assuming the taxable period of such transaction expired as of the date hereof, could subject Sterling or any Subsidiary to a tax or penalty imposed by either Section 4975 of the Code or
Section 502(i) of ERISA in an amount which would be material.
          (c) No liability under Subtitle C or D of Title IV of ERISA has been or is expected to be incurred by Sterling or any of the Subsidiaries with respect to any ongoing, frozen or terminated "single-employer plan", within the meaning of Sec-tion 4001(a)(15) of ERISA, currently or formerly maintained by any of them, or the single-employer plan of any entity which is considered one employer with Sterling under Section 4001 of ERISA or Section 414 of the Code (an "ERISA Affiliate"). Sterling and its Subsidiaries have not incurred and do not expect to incur any withdrawal liability with respect to a multiemployer plan under Subtitle E of Title IV of ERISA. Sterling and its Subsidiaries do not now participate in, contribute to, or have an obligation to contribute to, and within the preceding six years have not participated in, contributed to or been required to contribute to, a multiemployer plan within the meaning of Section 3(37) of ERISA. No notice of a "reportable event", within the meaning of Section 4043 of ERISA for which the 30-day reporting requirement has not been waived, has been required to be filed for any Pension Plan or by any ERISA Affiliate within the 12- month period ending on the date hereof.
          (d) Neither any Pension Plan nor any single-employer plan of an ERISA Affiliate has an "accumulated funding deficiency" (whether or not waived) within the meaning of Section 412 of the Code or Section 302 of ERISA and neither Sterling nor any ERISA Affiliate has an outstanding funding waiver. Neither Sterling nor any of the Subsidiaries has provided, or is required to provide, security to any Pension Plan or to any single-employer plan of an ERISA Affiliate pursuant to Section 401(a)(29) of the Code.
          (e) Under each Pension Plan which is a single-employer plan, as of the last day of the most recent plan year ended prior to the date hereof, the actuarially determined present value of all "benefit liabilities", within the meaning of Section 4001(a)(16) of ERISA (as determined on the basis of the actuarial assumptions contained in the Plan's most recent actuarial valuation), did not exceed the then current value of the assets of such Plan, and there has been no material change in the financial condition of such Plan since the last day of the most recent plan year.
          (f) Neither Sterling nor any of the Subsidiaries has any obligations for retiree health and life benefits under any Benefit Plan, except as set forth on Schedule 3.11(f).
          (g) All employee benefit plans, contracts or arrangements covering non-U.S. Employees comply in all material respects with applicable local law. Except as set forth on Schedule 3.11(g), Sterling and the Subsidiaries have no material unfunded liabilities with respect to any "employee pension benefit plan" within the meaning of Section 3(2) of ERISA which covers non-U.S.
Employees.

          Section 3.12  Compliance with Laws.  Except as set
forth in Schedule 3.12 hereto, the Continuing Business is being conducted in compliance with all applicable laws, rules and regulations, except where the failure so to comply, individually or in the aggregate, would not be material;
Sterling and the Subsidiaries have all Governmental Authori-zations necessary for the conduct of the Continuing Business as currently conducted, other than those the absence of which would not be material; and there are no proceedings pending or, to the knowledge of Seller, threatened which may result in the revocation, cancellation or suspension of any such Govern- mental Authorization except Governmental
Authorizations the absence of which would not be material; it being understood that nothing in this representation is intended to address any compliance issue that is the subject of any other representa- tion or warranty set forth herein.
          Section 3.13  Intellectual Property.
          (a) Schedule 3.13(a) sets forth a list and brief description (including where applicable the registration number and country of registration or filing) of (i) all patents, patent applications, designs, registered trademarks, trademark applications, copyright registrations and copyright applications related to the Continuing Business that are owned by Sterling or the Subsidiaries and (ii) all agreements under which Sterling or the Subsidiaries are licensed or otherwise permitted to use patents, trademarks and copyrights which are material to the Continuing Business. The sale of the Shares to Purchaser will not result in the termination of Sterling's rights with respect to any material item of Intellectual
Property listed on Schedule 3.13(a).
          (b) To the knowledge of the Seller (i) except as set forth in Schedule 3.13(b)(i), with respect to Intellectual Property of the Continuing Business other than trademarks, no product or product under development (or component thereof or process) used, sold or manufactured by the Continuing Business infringes on or otherwise violates the valid and enforceable patents of any other Person or were acquired or developed with the aid of any information obtained or disclosed in violation of any confidentiality obligation enforceable against Sterling or the breach of which could result in Losses to Sterling, (ii) with respect to the trademarks listed in Schedule 3.13(b)(ii) (the "Selected
Marks"), except as set forth in Schedule 3.13(b)(iii), there are no restrictions that would materially impair the use of the Selected Marks in connection with the Continuing Business and the Selected Marks do not infringe upon or otherwise violate the valid trademarks of any other Person, (iii) no Person is challenging or, to the knowledge of Seller, infringing or otherwise violating or threatening to challenge, infringe or violate the Intellectual Property of the Continuing Business or Shared Intellectual Property (excluding trademarks included on
Schedule 3.13(b)(ii)), except in each case for challenges, infringements or violations, that individually or in the aggregate, would not materially interfere with Sterling's ability to conduct the Continuing Business substantially as heretofore conducted and (iv) there are no oppositions, revocations, reexaminations, nullity actions or the like which are pending or threatened against the Sterling Intellectual Property.
          Section 3.14 Labor Matters; Collective Bargaining Agreements. Except as set forth in Schedule 3.14 hereto, there is no unfair labor practice charge or complaint or other proceeding pending or, to the knowledge of Seller, threatened against Sterling or the Subsidiaries or relating to the Continuing Business before the National Labor Relations Board or any other United States Governmental Entity. There is no material labor strike, slowdown or stoppage pending or, to the knowledge of Seller, threatened against or affecting Sterling, any Subsidiary or the Continuing Business, nor has there been any such activity within the past three years. There are no currently on-going collective bargaining negotiations relating to the employees of the Continuing Business.
          Section 3.15  Contracts.  Schedule 3.15(i) sets
forth a list, as of the date hereof, of each Contract that is material to the Continuing Business other than (i) purchase orders in the ordinary course of business consistent with past practice that are not unusual in nature or amount, and
(ii) any Contract involving the payment of less than $250,000 in the aggregate or with a term of less than one year. Except as set forth in Schedule 3.15(ii), each material Contract listed in Schedule 3.15(i) is a valid and binding agreement of Sterling or one of the Subsidiaries, as the case may be, and is in full force and effect. Except as otherwise provided in
Schedule 3.15(iii), Sterling (or its Subsidiaries) is not in material default and Seller has no knowledge of any material default under any material Contract listed in Schedule
3.15(i) which default has not been cured or waived.
          Section 3.16  Title to Property.
          (a) Sterling and the Subsidiaries have good (and in the case of owned real property) marketable title to, or a valid and binding leasehold interest in, the property and assets reflected on the Balance Sheet (other than the Intel-lectual Property subject to Section 3.13(b)), free and clear of all Encumbrances, except (i) as set forth in Sched-ule 3.16(a), (ii) any Encumbrances expressly disclosed in the Financial Statements (including the notes thereto),
(iii) liens for Taxes, assessments and other governmental charges not yet due and payable or due but not delinquent or being diligently contested in good faith by appropriate proceedings with respect to amounts that are not individually or in the aggregate material or with respect to which appropriate reserves have been accrued, (iv) mechanics', workmen's, repairmen's, warehousemen's, carriers' or other like liens arising or incurred in the ordinary course of business with respect to amounts that are not individually or in the aggregate material or with respect to which appropriate reserves have been accrued, original purchase price condi-tional sales contracts and equipment leases with third parties entered into in the ordinary course of business, and
(v) Encumbrances which, individually or in the aggregate, would not materially impair Sterling's ability to conduct the Continuing Business substantially as currently conducted (all items included in (i) through (v), together with any matter set forth in Schedule 3.16(a), are referred to collectively herein as the "Permitted Encumbrances").
          (b) Each of Sterling and the Subsidiaries owns or leases and upon consummation of the Restructuring will own or lease, directly or indirectly, all of the assets and properties, and is and will be a party to all licenses and other agreements, in each case which are currently being used or are reasonably necessary to carry on the business and operations of the Continuing Business as presently conducted.
          (c) Seller makes no representation in this Agree-ment as to the physical condition or usefulness for any par-ticular purpose of the real or tangible personal property constituting part of the Continuing Business.
          Section 3.17  Absence of Change.  Except (x) to the
extent arising out of or relating to the transactions contemplated by this Agreement and the Restructuring, or
(y) for the Contracts entered into since December 31, 1993 that are listed in Schedule 3.15(i), since December 31, 1993,
(i) the Continuing Business has been operated in the ordinary course in a manner consistent with past practice; (ii) no material obligation or liability adverse to the operations, properties, prospects or affairs of the Continuing Business has been incurred; (iii) no material assets of the Continuing Business have been transferred, leased or otherwise disposed of, mortgaged, pledged or subjected to any security interest;
(iv) no rights of material value have been waived, released or assigned in connection with the Continuing Business; (v) no material casualty loss or damage (whether or not such loss or damage shall have been covered by insurance) which affects in any material respect the Continuing Business has been suffered; (vi) no material license, permit, registration or other approval, authorization or consent from any Governmental Entity or any other Person relating to the conduct of the Continuing Business has been terminated or surrendered; or (vii) no agreement or arrangement to take any action described in clauses (i) - (vi) of this Section 3.17 has been entered into. Since December 31, 1993 there have not been any occurrences that have had, or are reasonably likely to have, a Material Adverse Effect.
          Section 3.18  Finders' Fees.  Except for Goldman,
Sachs & Co. and McKinsey and Co., whose fees will be paid by Seller, there is no investment banker, broker, finder or other intermediary which has been retained by or is authorized to act on behalf of Seller or Sterling who might be entitled to any fee or commission from Seller or Sterling in connection with the transactions contemplated by this Agreement.
          Section  3.19  Continuing Service and Supply
Arrangements. The obligations of Sterling with respect to continuing service and supply arrangements arising pursuant to the Ethical Asset Purchase Agreement other than the Dudley
Supply Agreement (as defined in the Ethical Asset Purchase Agreement) and the L&F Purchase Agreement, will have initial terms that will not exceed three years. The Dudley Supply Agreement will have an initial term that will not exceed five years. The continuing service and supply arrangements arising pursuant to the Ethical Asset Purchase Agreement and the L&F Purchase Agreement will provide for charges associated with such arrangements to be based on fully allocated costs plus a mark up of 3%.
          Section 3.20  Insurance.  Schedule 3.20 is a true
and complete list of all insurance policies that relate to the Continuing Business (the "Policies"). Such insurance is consistent with industry practice. No notice of cancellation or termination has been received with respect to any of the Policies. The Policies are in full force and will remain in effect through the Closing Date. No proceeding is pending or, to the knowledge of the Seller, threatened, to revoke, cancel or limit any material Policy and no notice of cancellation of any of such Policies has been received.

          Section 3.21 No Undisclosed Liability. Except as reflected in the Financial Statements (including the notes thereto) and except with respect to any item which is otherwise disclosed as a liability in this Agreement or is the subject of another representation or warranty in this
Article III or is the subject of an indemnity given by Seller in favor of purchaser under Article VII, there are no liabilities (absolute, accrued, contingent or otherwise) of the Continuing Business that exceed, individually, $1,000,000 and are in the aggregate material, except liabilities that are not material and were incurred since the date of the Balance Sheet in the ordinary course of business consistent with past practice.
          Section 3.22  Environmental Matters.
          (a) Other than with respect to the OTC Portion during the Pre-Alliance Period and other than with respect to items included on Schedule 7.3(a)(i):
          (i) to the knowledge of Seller, the Continuing Business is in compliance with all applicable Environmental Laws and there are no material liabilities under any Environ-mental Law with respect to the Continuing Business, other than such non-compliance or liabilities which, individually or in the aggregate, would not materially adversely affect Sterling's ability to conduct the Continuing Business substan-tially as heretofore conducted;
          (ii) Seller, Sterling and the Subsidiaries have not received, with respect to the Continuing Business, any notice of any material violation or alleged material violation of, or any material liability under, any Environmental Law affecting the Continuing Business during the past three years;
          (iii) there are no material writs, injunctions, decrees, orders or judgments outstanding, or any actions, suits, proceedings or investigations pending or, to the know-ledge of Seller, threatened, relating to compliance by the Continuing Business with or liability of the Continuing Business under any Environmental Law affecting the Continuing Business; and
          (iv) to the knowledge of Seller, there are no environmental liens affecting the Continuing Business, except for such liens as would not, individually or in the aggregate, materially adversely affect Sterling's ability to conduct the Continuing Business substantially as heretofore conducted.
          (b) With respect to the OTC Portion during the Pre-Alliance Period, Seller repeats and confirms for the benefit of Purchaser the representations and warranties made by Sanofi to Seller and Sterling set out in Section 4.11 of the Ethical Asset Purchase Agreement (a copy of which provision is attached as Schedule 3.22(b) hereto).
          Section 3.23 Other Information. The information furnished by Seller in this Agreement, the Schedules identi-fied herein and in any Certificate executed or delivered pursuant hereto by or on behalf of the Seller is not materially false or misleading and does not contain a misstatement of a material fact or omit to state any material fact required to be stated in order to make the statements herein and therein not misleading.
          Section 3.24 No Other Representations or Warran-ties. Except for the representations and warranties contained in this Article III, neither Seller nor any other Person makes any other express or implied representation or warranty on behalf of Seller or otherwise in respect of Sterling or the Continuing Business.

                         ARTICLE IV
         REPRESENTATIONS AND WARRANTIES OF PURCHASER
          Purchaser represents and warrants to Seller as of the date hereof and as of the Closing Date (except that representations and warranties that are made as of a specific date need be true only as of such date) as follows:
          Section 4.1 Organization and Qualification. Pur-chaser is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation.
          Section 4.2 Binding Effect. This Agreement con-stitutes a valid and legally binding obligation of Purchaser enforceable against Purchaser in accordance with its terms, subject to bankruptcy, insolvency, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

          Section 4.3 Corporate Authorization. Purchaser has full corporate power and authority to execute and deliver this Agreement, and to perform its obligations hereunder. The execution, delivery and performance by Purchaser of this Agreement has been duly and validly authorized by Purchaser and, subject to obtaining the approval of the Board of Direc-tors of Purchaser, no other corporate proceedings on the part of Purchaser are required in connection with the execution, delivery and performance by Purchaser of this Agreement.
          Section 4.4 Consents and Approvals. Except as spe-cifically set forth in Schedule 4.4 or as required by Competition Laws, foreign investment laws, the laws governing or regulations promulgated by the United States Drug Enforcement Agency, and Bureau of Alcohol and Tobacco of the United States Department of the Treasury and laws requiring registration of products for sale, no consent, approval, waiver or authorization is required to be obtained by Purchaser from, and no notice or filing is required to be given by Purchaser to or made by Purchaser with, any Govern-mental Entity or other Person in connection with the execution, delivery and performance by Purchaser of this Agreement, other than in all those cases where the failure to have or make such consent, approval, waiver, authorization, notice or filing is not material.

          Section 4.5 Non-Contravention. Except as set forth in Schedule 4.5, the execution, delivery and performance by Purchaser of this Agreement, and the consummation of the transactions contemplated hereby and thereby, does not and will not (i) violate any provision of the Certificate of Incorporation, Bylaws or other organizational documents of Purchaser, (ii) subject as to performance to obtaining the consents referred to in Section 4.4, conflict with, or result in the breach of, or constitute a default under, or result in the termination, cancellation or acceleration (whether after the giving of notice or the lapse of time or both) of any right or obligation of Purchaser under, or to a loss of any benefit to which Purchaser is entitled under, any Contract or other instrument to which Purchaser or any of its subsidiaries is a party, or (iii) assuming as to performance compliance with the matters set forth in Sections 3.6 and 4.4, to the knowledge of Purchaser, violate or result in a breach of or constitute a default under any law, rule, regulation, judg- ment, injunction, order, decree or other restriction of any court or governmental authority to which Purchaser is subject, including any Governmental Authorization, other than in the cases of clauses (ii) and (iii), any conflict, breach, termination, default, cancellation, acceleration, loss or violation which, individually or in the aggregate, would not be material.

          Section 4.6 Finders' Fees. Except for Wasserstein, Perella & Co., whose fees will be paid by Purchaser, there is no investment banker, broker, finder or other intermediary which has been retained by or is authorized to act on behalf of Purchaser who might be entitled to any fee or commission from Purchaser in connection with the transactions contem- plated by this Agreement.
          Section 4.7 Financial Capability. On the Closing Date, Purchaser will have sufficient funds to purchase the Shares on the terms and conditions contemplated by this Agree- ment.
          Section 4.8 Securities Act. Purchaser is acquiring the Shares solely for the purpose of investment and not with a view to, or for sale in connection with, any distribution thereof in violation of the Securities Act. Purchaser acknowledges that the Shares are not registered under the Securities Act or any applicable state securities law, and that such Shares may not be transferred or sold except pursuant to the registration provisions of such Securities Act or pursuant to an applicable exemption therefrom and pursuant to state securities laws and regulations as applicable.
          Section 4.9 No Other Representations or Warranties. Except for the representations and warranties contained in this Article IV, neither Purchaser nor any other Person makes any other express or implied representation or warranty on behalf of
Purchaser.

                          ARTICLE V
                          COVENANTS
          Section 5.1  Access.
          (a)  Prior to the Closing, Seller shall permit
Purchaser and its representatives (and assignees of Purchaser pursuant to Section 9.3 hereof) to have access, during regular business hours and upon reasonable advance notice, to the assets, employees, books and records of Sterling relating to the Continuing Business and any assets or liabilities related to any portion of the Transferred Businesses not reasonably expected to be transferred prior to the Closing Date, subject to reasonable rules and regulations of Seller, and shall furnish, or cause to be furnished, to Purchaser, such financial, tax (including available tax basis and earnings and profits calculations) and operating data and other information that is available with respect to the Continuing Business and any such assets or liabilities as Purchaser shall from time to time reasonably request.
          (b) In the event of the termination of this Agree-ment, Purchaser shall promptly deliver (without retaining any copies thereof) to Seller, or (at Seller's option) certify to Seller that it has destroyed, all documents, work papers and other material obtained by Purchaser or on its behalf from Seller, Sterling, any of the Subsidiaries, or any of their respective agents, employees or representatives as a result hereof or in connection herewith, whether so obtained before or after the execution hereof. Purchaser shall at all times prior to the Closing Date, and in the event of termination of this Agreement, cause any information so obtained to be kept confidential and will not use, or permit the use of, such documents, work papers and other materials in its business or in any other manner or for any other purpose except as contemplated hereby. The foregoing shall not preclude
Purchaser from (i) the use or disclosure of such information which currently is known generally to the public or which subsequently has come into the public domain, other than by way of disclosure in violation of this Agreement, (ii) the use or disclosure of such information that becomes available to Purchaser on a non-confidential basis from a source other than Seller or Seller's agents provided that such source is not known by Purchaser to have a legal obligation prohibiting the disclosure of such information, or (iii) the disclosure of such information required by law or court order, provided that, to the extent practicable, prior to such disclosure required by law or court order Purchaser will give Seller prior written notice of the nature of the law or order requiring disclosure and the disclosure to be made in accordance therewith.
          (c) From and after the date hereof, Seller shall keep, shall cause its Affiliates to keep, and shall use reasonable efforts to cause its officers, directors, employees and agents to keep, confidential all information proprietary to the Continuing Business that has been acquired by Seller, through its ownership and management of Sterling provided that the foregoing restriction shall not apply to information that
(i) is or hereafter becomes generally available to the public other than by reason of any default with respect to confidentiality under this Agreement, (ii) was included in the Confidential Memorandum -- Sterling Health (including annexes), dated May, 1994, prepared by Goldman, Sachs & Co., or the Sterling Health Management Presentation Book dated June 21,
1994, (iii) is hereafter disclosed to Seller by a third party who is not in default of any confidentiality obligation to Purchaser, (iv) is hereafter developed by or on behalf of Seller, without reliance on confidential information acquired prior to the date hereof through the ownership and management of Sterling, (v) is reasonably required or desirable to be submitted by Seller to governmental agencies, provided that reasonable measures shall be taken to assure confidential treatment of such information, (vi) is provided by Seller under appropriate terms and conditions, including confidentiality provisions equivalent to those in this Agreement, (X) to third parties for consulting, accounting, legal and similar purposes, or (Y) to prospective purchasers of Seller or of all or any portion of the Transferred
Businesses to the extent considered reasonably necessary by Seller to facilitate such purchase, (vii) Seller considers reasonably necessary to disclose in connection with any action, suit or proceeding before any court or any governmental or other regulatory agency or body or any arbitral panel, or any audit or investigation brought by any governmental or other regulatory agency or body, (viii)
Seller considers reasonably necessary to disclose in order to assert any claim against any insurer or other third party,
(ix) Seller considers reasonably necessary to disclose in connection with the performance of its obligations under this Agreement and the consummation of the transactions contemplated hereby or (x) is required to be disclosed in compliance with applicable laws or regulations or order by a court or other governmental or regulatory agency or body having competent jurisdiction. It is understood for purposes of the foregoing that Seller will undertake reasonable efforts to cause the employees of Sterling to comply with the confidentiality provisions set forth in this Section 5.1(c) but that any breach of this Section 5.1(c) by an employee of Sterling shall be deemed not to be a breach by Seller of its obligations hereunder.
          Section 5.2  Conduct of Business.  During the period
from the date hereof to the Closing, except (i) as otherwise contemplated by this Agreement, (ii) as reasonably necessary in connection with the Restructuring, or (iii) as Purchaser shall otherwise agree in writing in advance, Seller covenants and agrees that it shall cause Sterling to operate the Continuing Business in the ordinary and usual course consistent with past practice, and use its reasonable efforts to preserve intact, to the extent constituting part of the Continuing Business, its business and relationships with customers, suppliers and other third parties. During the period from the date hereof to the Closing, except (i) as otherwise contemplated by this Agreement, (ii) as reasonably necessary in connection with the Restructuring, or (iii) as Purchaser shall otherwise consent (which consent shall not be unreasonably withheld), Seller covenants and agrees that it shall, with respect to the Continuing Business, cause
Sterling and the Subsidiaries to:
               (i) maintain insurance coverage at presently existing levels so long as such insurance is available at commercially reasonable rates;
              (ii)  not approve any new individual capital
     expenditure in excess of $1,000,000;
             (iii) not dispose of or incur, create or assume any Encumbrance other than Permitted Encumbrances on any individual capital asset if the greater of the book value or the fair market value of such capital asset exceeds $1,000,000;
              (iv) not (A) incur any indebtedness for money borrowed in excess of $1,000,000 in the aggregate other than any indebtedness incurred in the ordinary course of business to refinance existing indebtedness on reasonable terms not materially less advantageous to the Continuing

Business in the aggregate than the terms of the indebtedness being refinanced and (B) assume, guarantee or endorse the obligations of any person other than a Subsidiary or an employee pursuant to a relocation policy;
               (v) not enter into any material transaction or amend any material term of, or waive any substantial right under, any material Contract;
              (vi) not effectuate (a) a "plant closing" as defined in the WARN Act affecting any site of employment or one or more facilities or operating units within any site of employment or facility of the Continuing Business or (b) a "mass layoff" as defined in the WARN Act affecting any site of employment or one or more facilities or operating units within any site of employment or facilities of the Continuing Business, except, in either case, after complying fully with the notice and other requirements of the WARN Act;
             (vii) not change or amend its charter or by-laws, other than to change the names of Sterling or any of the Subsidiaries; provided, that no such name change shall involve the deletion of the word "Sterling";
            (viii)  not issue, sell, pledge, transfer,
     repurchase or redeem or propose to issue, sell, pledge, transfer, repurchase or redeem any shares of its capital stock, or securities convertible into or exchangeable or exercisable for, or options with respect to, or warrants to purchase or rights to subscribe for, any shares of its capital stock;
              (ix) not declare or set aside for payment any dividends to be paid after the Closing;
               (x)  not enter into any other agreements,
     commitments or contracts which, individually or in the aggregate, are material to the Continuing Business, except agreements, commitments or contracts for the purchase or sale of goods or services in the ordinary course of business, consistent with past practice and not in excess of current requirements;
              (xi) not transfer or otherwise dispose of any substantial assets of the Continuing Business other than sales of inventory in the ordinary course of business consistent with past practice;
             (xii) except as required by law or regulation, pursuant to existing agreements or as may be reasonably necessary to secure or protect intellectual or industrial property rights of the Continuing Business, not provide any confidential or proprietary information with respect to the Continuing Business to any Person other than Purchaser, Seller or their respective Affiliates;
            (xiii)  not take any action which could be
     reasonably expected to prevent or materially delay the consummation of the transactions contemplated by this Agreement;
             (xiv)  not change any of the accounting
     principles or practices applied with respect to the Continuing Business;
              (xv) not enter into, adopt, amend (except as required by applicable law or any existing contract, with notice to the Purchaser) or terminate any Plan or increase the amount or accelerate the payment or vesting of any benefit payable thereunder, in each case in any way that materially increases the amount of the liability attributable to the Continuing Business in respect of such Plan, or grant any material increases in the compensation or fringe benefits of employees of the Continuing Business; and
             (xvi)  not agree to take any of the foregoing
     actions.
          Notwithstanding the foregoing, but subject to clause
(ix) above, Sterling shall be permitted at all times prior to the Closing Date to make distributions of cash to Seller.
          Section 5.3  Best Efforts; Good Faith; Cooperation
in Restructuring.
          (a) Seller and Purchaser will cooperate and use their mutual best efforts to fulfill the conditions precedent to the other party's obligations hereunder, including but not limited to, securing as promptly as practicable all consents, approvals, waivers and authorizations required in connection with the transactions contemplated hereby and further including taking all reasonable steps to consummate the Closing (as defined in Section 1.1 of the Ethical Asset Purchase Agreement). Purchaser and Seller will promptly file documentary materials required by the Competition Laws, Environmental Laws and each of the other items referred to in
Section 3.6 and Section 4.4 (whether or not material) and promptly file any additional information requested as soon as practicable after receipt of request thereof.
          (b) Without limiting the provisions set forth in paragraph (a) above, Purchaser shall use its best efforts to take or cause to be taken all actions necessary, proper or advisable to obtain any consent, waiver, approval or authorization relating to any Competition Law that is required for the consummation of the transactions contemplated by this Agreement, which efforts shall include, without limitation, the proffer by Purchaser of its willingness to accept an order providing for the divestiture by Purchaser of such of the assets of the Continuing Business (or, in lieu thereof, assets and businesses of the Purchaser having an approximately equivalent value), as are necessary for the Purchaser fully to consummate the transactions contemplated by this Agreement, and an offer to hold separate such assets and businesses pending such divestiture. In the event that regulatory authorities require the divestiture and the holding separate by Purchaser following the Closing of any of the assets or entities of the Continuing Business, no adjustment shall be made to the Purchase Price and Purchaser shall be required to hold such assets or entities separate and divest them following the Closing.
          (c) Seller shall, and shall cause each of its Affiliates (other than Sterling and the Subsidiaries) to, pay all amounts from time to time payable to Sterling or its Subsidiaries within 30 days after such payable arises (it being understood that such obligation shall not apply with respect to any such payable arising after Closing). Seller shall cause Sterling and its Subsidiaries to pay all amounts from time to time payable to Seller and its Affiliates within 30 days after such payable arises (it being understood that such obligation shall not apply with respect to any such payable arising after Closing).
          (d)  Seller will cooperate with Purchaser in
attempting to structure the sale of the Continuing Business to Purchaser in a manner that would enable the Purchaser to sell a portion of the Continuing Business to one or more third parties; provided that such structure does not result in economic detriment (including additional tax costs) to Seller.
          (e) If the Closing (as defined in Section 1.1 of the Ethical Asset Purchase Agreement) of the transactions under the Ethical Asset Purchase Agreement shall not have occurred prior to the Closing Date, then immediately prior to the Closing Date, Seller shall cause the transfer of such portions of the Ethical Transferred Business that would have been transferred had such Closing (as defined in Section 1.1 of the Ethical Asset Purchase Agreement) occurred.
          Section 5.4  Tax Matters.
          (a) Tax Treatment. Seller and Purchaser agree that an election under Section 338 of the Code (or any similar provision of the law of any country or taxing jurisdiction) will not be made with respect to the sale of the Shares pursuant to this Agreement.
          (b)  Indemnification.
          (i) Seller's Indemnification of Purchaser. Seller shall indemnify the Purchaser Indemnified Parties from, against and in respect of (A) any Taxes (including Transfer Taxes) imposed in connection with or arising directly from the Restructuring or the Transferred Businesses whether arising with respect to a period before or after the Closing Date, (B) except to the extent reflected as Current Liabilities on the Adjusted Closing Balance Sheet and except to the extent such Taxes are incurred solely as a result of Purchaser's failure to comply with Section 5.4(i)(i), any Taxes (including any Taxes imposed pursuant to Treas. Regs. 1502-6 or a similar provision of any state, local or foreign income tax law imposing several liability upon the members of a consolidated, combined, affiliated or unitary group) imposed on Sterling or the Subsidiaries with respect to the taxable periods, or portions thereof, ending on or before the Closing Date; and
(C) any Transfer Taxes for which Seller is liable pursuant to
Section 5.4(g) hereof.
          (ii) Purchaser's Indemnification of Seller.
Purchaser shall indemnify the Seller Indemnified Parties from, against and in respect of any liability of Seller for
(A) any Taxes reflected as Current Liabilities on the Adjusted Closing Balance Sheet, (B) any Taxes imposed with respect to Sterling, the Subsidiaries or the Continuing Business for the taxable periods, or portions thereof, beginning after the Closing Date except to the extent that such Taxes (including any Transfer Taxes) are imposed in connection with or arising directly from the Restructuring or the Transferred Businesses;
(C) any Taxes incurred by any Seller Indemnified Party solely as a result of Purchaser's failure to comply with Section 5.4(i)(i); and (D) any Transfer Taxes for which Purchaser is liable pursuant to Section 5.4(g) hereof.
          (iii) For purposes of this Section 5.4(b), the term Taxes shall include Losses directly or indirectly relating to or arising out of any liability for Taxes.
          (c)  Computation of Tax Liabilities.
          (i) Proration of Taxes and Earnings and Profits. To the extent permitted by law or administrative practice, the taxable years of Sterling and each Subsidiary shall end on and include the Closing Date. Whenever it is necessary to determine the liability for Taxes, or the earnings and profits, of Sterling or any Subsidiary for a portion of a taxable year or period that begins before and ends after the Closing Date, the determination of the Taxes or the earnings and profits for the portion of the year or period ending on, and the portion of the year or period beginning after, the Closing Date shall be determined by assuming that the taxable year or period ended on and included the Closing Date, except that exemptions, allowances or deductions that are calculated on an annual basis and annual property taxes shall be prorated on the basis of the number of days in the annual period elapsed through the Closing Date as compared to the number of days in the annual period elapsing after the Closing Date.
          (ii) Standalone Basis. Whenever it is necessary to determine the liability of Sterling and the Subsidiaries for Taxes, such liability shall be computed as if Sterling and the Subsidiaries were not members of Seller's affiliated, combined or unitary group for Tax purposes.
          (d)  Tax Returns.
          (i) Seller shall prepare, or cause to be prepared, and file or cause to be filed when due (A) all Tax Returns for Sterling or the Subsidiaries due to be filed on or prior to the Closing Date and (B) all Tax Returns for Sterling or the Subsidiaries with respect to U.S. Federal, state and local income taxes imposed with respect to the taxable periods, or portions thereof, beginning before and ending on the Closing Date which are required or permitted by law or administrative practice to be filed with respect to a taxable period, or portion thereof, beginning before and ending on the Closing Date.
          (ii) Purchaser shall prepare, or cause to be prepared, and file or cause to be filed when due all other Tax Returns with respect to the Continuing Business due to be filed after the Closing Date.
          (iii) If either Purchaser or Seller may be liable for any material portion of the Tax payable in connection with any Tax Return to be filed by the other, the party responsible for filing such return (the "Preparer") shall prepare and deliver to the other party (the "Payor") a copy of such return and any schedules, work papers and other documentation then available that are relevant to the preparation of the portion of such return for which the Payor is or may be liable hereunder not later than 60 days before the Due Date. The Preparer shall not file such return until the earlier of either the receipt of written notice from the Payor indicating the Payor's consent thereto, or the Due Date.
          The Payor shall have the option of providing to the Preparer, at any time at least 30 days prior to the Due Date, written instructions as to how the Payor wants any, or all, of the items for which it may be liable reflected on such Tax Return. Failure by the Payor to give such written notice at least 30 days prior to the Due Date shall constitute a waiver by the Payor of its right to provide instructions.

          The Preparer shall, in preparing such return, cause the items for which the Payor is liable hereunder to be reflected in accordance with the Payor's instructions and, in the absence of having received such instructions, in accordance with past practice, subject in each case to the Preparer's consent thereto.
          A party may withhold its consent only if such party believes that the manner of reporting of an item on the return adversely affects that party. With respect to any Tax Return covering the taxable period beginning before and ending after the Closing Date the parties agree that the Purchaser shall not fail to consent to reflecting on such return all items for which the Seller is liable on a basis which is consistent with past practice. With respect to any Tax Return, the Purchaser shall not object to any item which relates to the allocation of purchase price with respect to any Restructuring transaction and is in accordance with a written agreement entered into by Seller or Sterling, or both.
          If the Preparer refuses to consent to preparing the return as instructed by the Payor or the Payor refuses to consent to the return as prepared by the Preparer, or both, the parties shall cooperate in good faith in attempting to resolve their disagreement and prepare a return which both parties consent to. If the disagreement has not been resolved at least 20 days before the Due Date, the dispute shall be referred to the CPA Firm which shall determine, with respect to each disputed item: (1) which party (the "Prevailing Party") is advocating the more reasonable legal position for reporting that item (the "Prevailing Position") and (2) if requested, which party's estimate of the present value of the cost the Prevailing Party will incur as a result of taking the position (the "Non-Prevailing Position") put forth by the other party (the "Non-Prevailing Party") is more reasonable (the "Reasonable Cost").
          After the dispute has been resolved, each disputed item shall be recorded, if the dispute is resolved prior to the Due Date, on the initial return which is filed by the Preparer, or if the dispute is resolved after the Due Date, on an amended return (if at the time the dispute is resolved the return has already been filed and it is still possible at that time to file an amended return) in accordance with (A) the Prevailing Position or (B) if the Non-Prevailing Party agrees to pay to the Prevailing Party the Reasonable Cost, the Non- Prevailing Position.
          If the dispute has not been resolved or the CPA Firm has not made its determination prior to the Due Date, (1) each disputed item shall be reported on the return that is filed by the Preparer on the Due Date in accordance with the Preparer's position (modified to the extent necessary to incorporate any changes the parties have agreed upon) and (2) the Payor shall pay to the Preparer the amount for which the Payor would be liable if the return was filed as instructed by the Payor

(modified to the extent necessary to incorporate any changes the parties have agreed upon) (the "Requested Amount"). When the amount due to the Preparer from the Payor in respect of such Tax Return is finally determined, a settlement payment shall be made in an amount equal to the amount finally determined to be due minus the Requested Amount plus interest on such difference at the Prime Rate calculated from the Due Date.
          If the Preparer fails to satisfy its obligations pursuant to this Section 5.4(d), the Payor shall have no obligation to indemnify the Preparer for any Taxes which are reflected on any such return or any related Loss, and shall retain any and all remedies it may otherwise have which arise out of such failure.
          (e)  Information to be Provided by Purchaser.
          (i) With respect to Tax Returns to be filed by Seller pursuant to Section 5.4(d) hereof, Purchaser shall, within 60 days following the end of the taxable year beginning before and ending on or after the Closing Date, prepare and provide to Seller a package of tax information materials (the "Tax Package"), which shall be completed in accordance with the past practice of Sterling and any Subsidiary included on any such returns, including past practice as to providing the information, schedules, work papers and other documentation, as to the method of computation of separate taxable income or other relevant measures of income and as to the calculation and claiming of foreign tax credits. Purchaser shall cause the Tax Package for the portion of the taxable period ending on the Closing Date to be delivered to Seller within 60 days after the Closing Date.
          (ii) Foreign Tax Receipts. To the extent not con-tained in the Tax Package, Purchaser shall to the extent possible promptly, after receipt, deliver or cause to be delivered to the tax director of Seller certified copies of all receipts for foreign Taxes with respect to any taxable period, or portion thereof, ending on or before the Closing Date, and any other documentation required in connection with Seller or its Affiliates claiming or supporting a claim for foreign tax credits in connection with such foreign Taxes. In addition, Purchaser, upon request of Seller's tax director, agrees to request and obtain, at Seller's expense, for Seller from local tax authorities receipts for foreign Taxes which have not been provided to Seller or Purchaser.
          (f)  Contest Provisions.
          (i) Notification of Contests. Each of Purchaser and its Affiliates, on the one hand, and Seller, on the other hand (the "Recipient"), shall notify the tax director of the other party in writing within 30 days of receipt by the Recipient of written notice of any pending or threatened audits, adjustments or assessments (a "Tax Audit") which may affect the liability for Taxes of such other party. If the Recipient fails to give such prompt notice to the other party it shall not be entitled to indemnification for any Taxes arising in connection with such Tax Audit if such failure to give notice materially adversely affects the other party's right to participate in the Tax Audit.
          (ii) Which Party Controls. (A) Seller's Items. If such Tax Audit relates to any period ending on or prior to the Closing or for any Taxes for which Seller is liable in full hereunder, Seller shall at its expense control the defense and settlement of such Tax Audit.
          (B) Purchaser's Items. If such Tax Audit relates to any period beginning after the Closing or for any Taxes for which Purchaser is liable in full hereunder, Purchaser shall at its expense control the defense and settlement of such Tax Audit.
          (C) Combined and Mixed Items. If such Tax Audit relates to Taxes for which both Seller and Purchaser are liable hereunder, to the extent possible such Tax Items will be distinguished and each party will control the defense and settlement of those Taxes for which it is so liable.
          If such Tax Audit relates to a taxable period, or portion thereof, beginning before and ending after the Closing Date and any Tax Item can not be identified as being a liability of only one party or cannot be separated from a Tax Item for which the other party is liable, the party which has the greater potential liability for those Tax Items that cannot be so attributed or separated (or both) shall control the defense and settlement of the Tax Audit, provided that such party defends the items as reported on the relevant Tax Return. In defending the item as reported on the relevant
Tax Return, the party may negotiate any settlement that is reasonable provided that it does not increase the liability of the other party in an amount that is greater than such other party's pro rata share of those items and does not trade any item for which the other party has a greater liability for any item for which it has a lesser liability, unless it obtains the other's party consent thereto.
          (D) Participation Rights. Any party whose liability for Taxes may be affected by a Tax Audit shall be entitled to participate at its expense in such defense and to employ counsel of its choice at its expense.
          (g) Transfer Taxes. All excise, sales, use, trans-fer, (including real property transfer or gains), stamp, documentary, filing, recordation and other similar taxes together with any interest, additions or penalties with respect thereto and any interest in respect of such additions or penalties resulting directly from the sale and transfer by Seller to Purchaser of the Shares (the "Transfer Taxes"), shall be borne equally by Seller and Purchaser. Any such Transfer Taxes or fees resulting from any transfer of all or any portion of the Shares, the Investments or any asset constituting part of the Continuing Business occurring on or subsequent to the transfer of the Shares from Seller to

Purchaser contemplated hereby shall be borne entirely by the Purchaser, and Purchaser shall indemnify Seller for any liabilities arising in connection therewith. Notwithstanding
Section 5.4(d), which shall not apply to Tax Returns relating to Transfer Taxes, any Tax Returns that must be filed in connection with Transfer Taxes shall be prepared and filed when due by the party primarily or customarily responsible under the applicable local law for filing such Tax Returns, and such party will use its reasonable efforts to provide such Tax Returns to the other party at least 10 days prior to the Due Date for such Tax Returns.
          (h)  Certain Post-Closing Settlement Payments.
          (i) Purchaser's Claiming, Receiving or Using of Refunds and Overpayments. If, after the Closing, Purchaser, Sterling or any of their Affiliates (A) receive any refund, or
(B) utilize the benefit of any overpayment of Taxes (except to the extent reflected on the Adjusted Closing Balance Sheet as a Current Asset) which, in each case (A) and (B), (x) relates to a Tax paid by Seller, Sterling or any Affiliate of either of them prior to the Closing, or (y) is the subject of indemnification by Seller pursuant to Article VII hereof, Purchaser shall promptly transfer, or cause to be transferred, to Seller the entire amount of the refund or overpayment (including interest) received or utilized by Purchaser, Sterling or any of their Affiliates net of Purchaser's out-of- pocket costs of obtaining such refund (including Taxes).

Purchaser agrees to notify Seller within a reasonable period of time after the discovery of a right to claim any such refund or overpayment and the receipt of any such refund or utilization of any such overpayment. Purchaser agrees to claim any such refund or to utilize any such overpayment as soon as possible and to furnish to Seller all information, records and assistance necessary to verify the amount of the refund or overpayment.
          (ii) Purchaser's Use of Tax Credits. Neither the Purchaser nor any of its Affiliates shall be under any obligation to make any payment to Seller for the use, after the Closing, of any excess Tax credit (including any excess foreign tax credit) or net operating loss of Sterling or any Subsidiary of either of them existing as of the Closing Date, and Seller shall not be liable to Purchaser for any change in the amount of such credits or net operating loss after the Closing Date which results from any adjustments made to any Tax Return which affects the amount of such credits or net operating loss.
          (iii) Each Party's Claiming and Realizing of Tax Benefits in Respect of Indemnified Liabilities. (A) If, after the Closing, (a) Purchaser or any of its Affiliates realizes any Loss for which it is indemnified by Seller pursuant to Article VII hereof, or (b) an adjustment required by any taxing authority in any item reflected on a Tax Return increases Seller's liability for indemnification payments under this Agreement, Purchaser and its Affiliates agree to claim any such Loss and recognize any such adjustment on their Tax Returns to the extent such position is supported by substantial authority and claim to the fullest extent possible all deductions available as a result of any such Loss or adjustment. Purchaser agrees to furnish to Seller at Seller's expense all information, records and assistance necessary to verify the amount of the decrease, if any, in Purchaser's and its Affiliate's income taxes paid solely as a result of recognizing such Loss or adjustment and claiming all such available deductions (as compared to the income taxes Purchaser and its Affiliates would otherwise have paid solely without such adjustment). Purchaser shall promptly transfer, or cause to be transferred, to Seller an amount equal to the entire amount of such decrease (to the extent such decrease has not been accounted for in the computation of the Loss being indemnified for pursuant to Section 7.6 hereof) at the time such decrease is realized, whether realized by Purchaser and its Affiliates paying less income taxes or receiving a refund.
          (B) If, after the Closing, (a) Seller or any of its Affiliates realizes any Loss for which it is indemnified by Purchaser pursuant to Article VII hereof, or (b) an adjustment required by any taxing authority in any item reflected on a Tax Return increases Purchaser's liability for indemnification payments under this Agreement, Seller and its Affiliates agree to claim any such Loss and recognize any such adjustment on their Tax Returns to the extent such position is supported by substantial authority and claim to the fullest extent possible all deductions available as a result of any such Loss or adjustment. Seller agrees to furnish to Purchaser at Purchaser's expense all information, records and assistance necessary to verify the amount of the decrease, if any, in Seller's and its Affiliate's income taxes paid solely as a result of recognizing such Loss or adjustment and claiming all such available deductions (as compared to the income taxes Seller and its Affiliates would otherwise have paid solely without such adjustment). Seller shall promptly transfer, or cause to be transferred, to Purchaser an amount equal to the entire amount of such decrease (to the extent such decrease has not been accounted for in the computation of the Loss being indemnified for pursuant to Section 7.6 hereof) at the time such decrease is realized, whether realized by Seller and its Affiliates by paying less income taxes or receiving a refund.
          (C) In no event shall this Section 5.4(h)(iii) relate to a taxable year ending after December 31, 2010; provided, however, that at any time Seller and Purchaser may negotiate a settlement pursuant to which all rights and obligations under this Section 5.4(h)(iii) shall be terminated.

          (iv) Purchaser's Carryback of Post-Closing Deduc-tions or Losses. If Sterling or the Subsidiaries are entitled to carryback any net operating loss, capital loss, excess foreign tax paid, or other similar losses, deductions or credits derived with respect to any period beginning after the Closing Date to any period prior to the Closing Date, and any such carryback results in a decrease in Seller's income taxes paid (as compared to the income taxes Seller would otherwise have paid solely without giving effect to such carryback), Seller shall pay to Purchaser the amount of such decrease at the time such decrease is realized by refund or otherwise. Seller shall take all necessary actions to claim any such carryback and Purchaser shall indemnify Seller for its reason-able out-of-pocket expenses incurred in reviewing and responding to a request for its consent pursuant to this
Section 5.4(h)(iv), and in filing and securing any such decrease.
          (v)  Methodology and Procedure.
          (A) Ordering Rules. In determining, for the purposes of any provision in this Section 5.4 or Section 7.6, the amount of the decrease or increase in Taxes paid by a party as a result of realizing or utilizing any Tax Item such calculation shall be made by comparing the income taxes paid by the party taking into account such Tax Item with the income taxes the party would have paid had it not taken such Tax Item into account. It is understood that in making such calculation, any Tax Item that such party would have had in the absence of the Tax Item whose effect is being determined, shall be deemed to be recognized or used first, and that the Tax Item whose effect is being determined shall be deemed to be utilized last.
          (B) Subsequent Adjustment. In the event that any Tax refund, benefit or savings described in any clause of this Section 5.4(h) is subsequently reduced as a result of any adjustment required by any determination as defined in Section 1313 of the Code, this Section 5.4(h) shall be applied, taking into account such adjustment. Additionally, if subsequent to the application of any provision of this Agreement relating to the effect of any Tax Item, any person generates any Tax Item which could have been utilized in place of the Tax Item the effect of which was previously determined to result in a Tax benefit to such person, the provision of this Agreement relating to the effect of such Tax Item shall be reapplied taking into account such subsequently created Tax Item and the parties shall make any additional payment or refund any portion of any prior payment received necessary to settle the difference between the amount previously paid and the amount subsequently determined to be due.
          (C) Resolution of All Tax Related Disputes. For the purposes of computing the amount of any payment due relating to the effect of any Tax Item, each party shall provide to the other, as reasonably requested by the other, all information, records and assistance necessary to verify the relevant Tax effects. In the event that Seller and Purchaser cannot agree on any calculation of any amount relating to Taxes or the interpretation or application of any provision of this Agreement relating to Taxes, such dispute shall be resolved by the CPA Firm, whose decision shall be final and binding upon all persons involved and whose expenses shall be shared equally by Seller and Purchaser.
          (i)  Post-Closing Actions Which Affect Seller's
Liability for Taxes.
          (i) Purchaser shall not permit Sterling or any Subsidiary to take any action on the Closing Date which could materially increase Seller's liability for Taxes
(including any liability of Seller to indemnify Purchaser for Taxes pursuant to this Agreement).
          (ii)  Purchaser shall indemnify the Seller
Indemnified Parties for all Taxes resulting solely from any distribution or any deemed distribution by Sterling or any Subsidiary to its respective shareholders in excess of such entity's current earnings and profits (as computed for U.S. Federal income tax purposes and pursuant to Section
5.4(c)(i)) derived during the period beginning on the day following the Closing Date and ending on the first December 31st thereafter if the Closing Date shall not be December 31 of any year.
          (iii) Except to the extent required by law, neither Purchaser, Sterling, nor any Affiliate of either of them shall, without the prior written consent of Seller, amend any Tax Return filed by, or with respect to, Sterling or any of its Affiliates for any taxable period, or portion thereof, beginning before the Closing Date.
          (j) Post-Closing Actions which Affect Purchaser's Liability for Taxes. Seller shall not reattribute any net operating losses or similar items from Sterling or any Subsidiary to Seller under Treas. Regs. 1.1502-20 or a similar law of any other taxing jurisdiction without the prior written consent of Purchaser.
          (k) Maintenance of Books and Records. Until the applicable statute of limitations (including periods of waiver) has run for any Tax Returns filed or required to be filed covering the periods up to and including the Closing Date, Purchaser shall retain all Books and Records in existence on the Closing Date and after the Closing Date will provide Seller access to such Books and Records for inspection and copying by Seller and its representatives during normal business hours upon reasonable request and upon reasonable notice. After the expiration of such period, no such Books and Records shall be destroyed by Purchaser without first advising the tax director of Seller in writing detailing the contents of any such Books and Records and giving Seller at least 120 days to obtain possession thereof.
          (l) Termination of Existing Tax Sharing Agreements. Any and all existing Tax sharing agreements or arrangements, written or unwritten, binding Sterling or any Subsidiary, other than an agreement entered into in connection with the Restructuring, shall be terminated as of the Closing.
          (m) At or prior to Closing Seller shall deliver to Purchaser a certificate of non-foreign status in compliance with Section 1445 of the Code and applicable Treasury Regulations.
          (n) Assistance and Cooperation. The parties agree that, after the Closing Date:
          (A) Each party shall assist (and cause their respective Affiliates to assist) the other party in preparing any Tax Returns which such other party is responsible for preparing and filing;
          (B) The parties shall cooperate fully in preparing for any audits of, or disputes with taxing authorities regarding, any Tax Returns and payments in respect thereof;
          (C) The parties shall make available to each other and to any taxing authority as reasonably requested all relevant Books and Records relating to Taxes;
          (D) Each party shall provide timely notice to the other in writing of any pending or proposed audits or assessments with respect to Taxes for which the other may have an indemnification obligation under this Agreement;
          (E) The parties shall furnish the other with copies of all relevant correspondence received from any taxing authority in connection with any audit or information request with respect to any Taxes referred to in subsection (D) above; and
          (F) Except as otherwise provided herein, the party requesting assistance or cooperation shall bear the other party's out-of-pocket expenses in complying with such request to the extent that those expenses are attributable to fees and other costs of unaffiliated third-party service providers.
          (o) This Article V shall govern the procedure for all Tax indemnification claims.
          (p) Any reference in this Section 5.4 to Purchaser and its Affiliates with respect to any time after the Closing shall be deemed to include Sterling and the Subsidiaries.
          Section 5.5  Post-Closing Obligations to Certain
Employees.
          (a) Purchaser shall cause each of Sterling and the Subsidiaries to continue the employment on the Closing Date, in comparable positions, of all active Employees on such date or upon the return to active employment of any Employee who is, on such date, on disability or medical leave or on Nonmedical Leave, and will maintain for a period of two years after the Closing Date, without interruption, employee compensation and benefit plans, programs and policies and fringe benefits (including post-employment welfare benefits) that, in the aggregate, will provide benefits to Employees that are no less favorable than those provided pursuant to such employee benefit plans, programs and policies, and fringe benefits, of each of Sterling and the Subsidiaries as in effect on the Closing Date. Notwithstanding the foregoing, for a period of two years after the Closing Date, Purchaser will cause each of Sterling and the Subsidiaries to maintain severance programs which provide to each Employee severance pay and benefits which are no less favorable than those under the severance plan, program or policy of Sterling or the Subsidiary applicable to such Employee as in effect on the date of this Agreement. Employees shall be given credit for all service with Sterling or any of the Subsidiaries or any Affiliate of Sterling (or service credited by Sterling or any of the Subsidiaries or Seller) to the same extent as such service was credited for such purpose by Sterling or any of the Subsidiaries or Seller, under (i) all employee benefit plans, programs and policies, and fringe benefits of Purchaser in which they become participants for purposes of eligibility, vesting and benefit accrual and (ii) severance plans for purposes of calculating the amount of each Employee's severance benefits. Nothing in this Section 5.5(a) shall be deemed to require the employment of any Employee to be continued for any particular period of time after the Closing Date.
          (b) (i) Seller shall cause to be transferred from the Eastman Kodak Employees' Savings and Investment Plan (the

"Seller Savings Plan") to the Sterling Winthrop Inc. Salaried Employees' Savings Plan (the "Transferee Savings Plan") the liability for the account balances of active Employees who were participants in the Seller Savings Plan (the "Savings Plan Employees"), together with assets which are reasonably acceptable to the trustee of the Transferee Savings Plan and the fair market value of which is equal to such liability, and Purchaser shall cause the Transferee Savings Plan to accept such transfer (the acceptance of the liability being conditioned upon the asset transfer). The transfer of assets shall take place within 90 days after the Closing Date; provided, however, that in no event shall such transfer take place until the later of (A) the furnishing to Seller by Purchaser of a favorable determination letter from the Internal Revenue Service with respect to the qualification of the Transferee Savings Plan under Section 401(a) of the Code, as amended to comply with changes to the qualification requirements of Section 401(a) of the Code made by the Tax Reform Act of 1986 and other recent legislation and regulations, and (B) the receipt by Seller of a favorable determination letter from the Internal Revenue Service with respect to the continued qualification of the Seller Savings Plan under Section 401(a) of the Code, as amended to comply with changes to the qualification requirements of Sec-tion 401(a) of the Code made by the Tax Reform Act of 1986 and other recent legislation and regulations.

          (ii) Effective as of the Closing Date, Purchaser shall establish (or, in Purchaser's discretion, designate) a defined benefit plan (the "Transferee Pension Plan") for the benefit of Employees who participated in the Kodak Retirement Income Plan (the "Seller Retirement Plan"). Such Employees are referred to hereinafter as the "Retirement Plan Employees". The Transferee Pension Plan shall (A) recognize for all purposes thereunder the service of the Retirement Plan Employees which was recognized under the Seller Retirement Plan and (B) provide, upon the transfer of assets referred to below, that the benefit liabilities of the Retirement Plan Employees under the Transferee Pension Plan shall in no event be less than their benefit liabilities under the Seller Retirement Plan as of the Closing Date.
          Seller shall cause to be transferred from the trust under the Seller Retirement Plan to the trust under the Transferee Pension Plan assets in the form of cash, cash equivalents and marketable securities (reasonably acceptable to the trustee of the Transferee Pension Plan), the fair market value of which shall be equal to the product of (x) times (y), where (x) equals the fair market value of the assets of the Seller Retirement Plan on the date of actual transfer of assets from the trust thereunder to the trust under the Transferee Pension Plan, and (y) equals a fraction, the numerator of which is the present value of the benefit liabilities on a termination basis of the Retirement Plan

Employees under the Seller Retirement Plan as of the effective date of the transfer (the last day of the calendar month in which the Closing Date occurs) and the denominator of which is the present value of the benefit liabilities on a termination basis of all participants in the Seller Retirement Plan as of the effective date of the transfer (the last day of the calendar month in which the Closing Date occurs); provided, however, that the benefits of the Retirement Plan Employees under the Seller Retirement Plan shall be calculated as if the credited service for each Retirement Plan Employee continued to accrue through the last day of the calendar month in which the Closing Date occurs. Notwithstanding any other provision hereof, such transfer of assets shall be made in compliance with Section 414(l) of the Code. Purchaser shall cause the Transferee Pension Plan to accept such transfer.
          The amount to be transferred shall be equitably adjusted to take into account non-investment receipts and disbursements of the Seller Retirement Plan after the Closing Date but prior to the date of transfer provided for in this subparagraph, such as distributions, contributions and plan to plan transfers.
          The benefit liabilities under the Seller Retirement Plan shall be valued as of the effective date of the transfer (the last day of the calendar month in which the Closing Date occurs), on the basis of the actuarial assumptions for the Seller Retirement Plan as contained in the most recent actuarial report for such Plan that is available as of the date of this Agreement, as determined by the actuary for the Seller Retirement Plan and reviewed by the actuary for the Transferee Pension Plan.
          The transfer of assets referred to above shall take place within 180 days after the Closing Date; provided, however, that in no event shall such transfer take place until the last to occur of the following: (i) Purchaser has furnished to Seller a favorable determination letter from the Internal Revenue Service with respect to the qualification of the Transferee Pension Plan under Section 401(a) of the Code, as amended to comply with the changes to the qualification requirements of Section 401(a) of the Code made by the Tax Reform Act of 1986 and other recent legislation and regulations, (ii) the receipt by Seller of a favorable determination letter from the Internal Revenue Service with respect to the continued qualification of the Seller Retirement Plan under Section 401(a) of the Code, as amended to (A) comply with changes to the qualification requirements of Section 401(a) of the Code made by the Tax Reform Act of 1986 and other recent legislation and regulations and
(B) provide for the transfer of assets and benefit liabilities referred to in this Section, and (iii) the receipt of any other necessary governmental approval. Notwithstanding any other provision of this Section 5.5, until the date of the actual transfer of assets from the Seller Retirement Plan to the Transferee Pension Plan, Purchaser and the Transferee Pension Plan shall be entitled to offset (i) the benefit which would otherwise be payable to an Employee by the Transferee Pension Plan at the Employee's retirement or vested termination of employment by (ii) the accrued benefit with respect to such Employee under the Seller Retirement Plan
(the offset so calculated to apply without regard to the benefit actually paid by the Seller Retirement Plan).
          Notwithstanding anything contained in this Section to the contrary, (A) in the event that the Internal Revenue Service or any other governmental agency takes the position in a determination letter, ruling, advisory opinion or other written or oral communication that the transfer of assets referred to in this Section cannot be made unless (i) addi-tional contributions are made to the Seller Retirement Plans or the Transferee Pension Plan or (ii) the Seller Retirement Plan retains primary or secondary liability with respect to the benefit liabilities under such Seller Retirement Plan attributable to Retirement Plan Employees or (B) in the event that a lawsuit is instituted by any of the foregoing or by one or more participants in, or fiduciaries (other than Seller or Purchaser) of, the Seller Retirement Plan or the Transferee Pension Plan which seeks to enjoin such transfer, to require additional contributions to the Seller Retirement Plan or the Transferee Pension Plan, or to have the Seller Retirement Plan remain liable in whole or in part with respect to any of the benefit liabilities under such Seller Retirement Plan attribu-table to Retirement Plan Employees, then the transfer of assets referred to in this Section from the Seller Retirement Plan will not be made until the earliest of (I) the date the issues raised by the Internal Revenue Service or any other governmental agency or such lawsuit are resolved favorably, and Seller and the Seller Retirement Plan shall make every effort in good faith to carry out the asset transfer, includ-ing, but not limited to, the vigorous defense of any lawsuit described in clause (B), and the exhaustion of all rights of available judicial review and appeal, or (II) the date Seller and Purchaser enter into a written agreement to resolve on a basis mutually satisfactory to them the issues raised by the Internal Revenue Service or any other governmental agency or such lawsuit.
          (iii) Pending the completion of the transfers des-cribed in this paragraph (b), Seller and Purchaser shall make arrangements for any required payments to the Savings Plan Employees and the Retirement Plan Employees from the Seller Savings Plan and the Seller Retirement Plan. Seller and Purchaser shall provide each other with access to information reasonably necessary in order to carry out the provisions of this paragraph. Seller and Purchaser shall each use their best efforts to satisfy promptly the conditions for such transfers and to implement such transfers as soon as practicable.

          (c) If Purchaser shall include the Employees and their beneficiaries in Purchaser's medical, dental or health plans, such plans shall waive any preexisting condition limi-tations and shall, if such inclusion occurs in the calendar year which includes the Closing Date, honor any deductible and out of pocket expenses incurred by such Employees and their beneficiaries under the medical, dental or health plans of Seller and the Subsidiaries during the portion of the calendar year preceding the Closing Date.
          (d) Purchaser shall give Seller at least 90 days advance written notice of any transfer of assets and liabili-ties from the Sterling Winthrop Inc. Hourly Employees' Savings
Plan or the Sterling Products International Inc. Pension Plan for Employees who are Employed at Facilities Located in Puerto
Rico (the "Puerto Rico Pension Plan") pursuant to Section
5.5(c) of the Ethical Purchase Agreement. At the time such notice is given, Purchaser shall cause Sterling to provide
Seller with appropriate information in order to enable Seller to verify the determination of the calculation of the assets and liabilities to be transferred, including information relating to such transfer which Sterling (or its representatives) provides to Sanofi (or its representatives) pursuant to the Ethical Purchase Agreement.
          (e) Purchaser shall use its best efforts to provide for transfers of assets and liabilities from (i) Sterling's non-U.S. benefit plans to non-U.S. benefit plans for employees of the L&F Transferred Business in an equitable manner and (ii) the Puerto Rico Pension Plan to a defined benefit plan for employees of the L&F Transferred Business participating therein, in an equitable manner.
          Section 5.6  Compliance with WARN, etc.  Purchaser
with respect to the Employees will timely give all notices required to be given under WARN or other similar statutes or regulations of any jurisdiction relating to any plant closing or mass layoff or as otherwise required by any such statute.
          Section 5.7 Notification of Certain Matters. Seller shall give prompt notice to Purchaser and Purchaser shall give prompt notice to Seller of the occurrence, or non-occurrence, of any event the occurrence or non-occurrence of which would be reasonably likely to cause (i) any representation or warranty of Seller or Purchaser, as the case may be, contained in this Agreement to be untrue or inaccurate in any material respect at or prior to the Closing as the case may be, or (ii) Seller or Purchaser, as the case may be, to fail to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it hereunder; provided, however, that the delivery of any notice pursuant to this Section 5.7 shall not limit or otherwise affect the remedies available hereunder to the party receiving such notice.

          Section 5.8  License Agreements.
          (a) At the Closing, Sterling and Seller shall execute and deliver, and Seller shall cause any other Affiliate of Seller necessary to the effectiveness of this
Section 5.8 to execute and deliver, an exclusive, non-assignable (except in whole or in part to Affiliates of Sterling or Purchaser or upon the sale by Sterling of a substantial portion of the assets related to the license), perpetual, worldwide, royalty-free license agreement pursuant to which Seller will license to Sterling nanoparticulate technology (including patents and patent applications) to the extent necessary to permit Sterling to, and to hire others
(on terms reasonably satisfactory to Seller) to, develop, manufacture and sell products containing naproxen as an over-the-counter product; provided, however, that no representation will be made that Seller's technology constitutes all the technology necessary for the development, manufacture or sale of such product. In addition to the terms stated above, the other provisions of said licenses shall be those normal and customary to similar licenses consistent with Seller's past practices.
          (b) At the Closing, Sterling and Seller shall execute and deliver, and Seller shall cause any other Affiliate of Seller necessary to the effectiveness of this
Section 5.8 to execute and deliver, a non-assignable (except in whole or in part to Affiliates of Sterling or Purchaser or upon the sale by Sterling of a substantial portion of the assets related to the license), perpetual, worldwide, royalty-free license agreement pursuant to which Seller will license to Sterling gelcap and geltab technology (including patents and patent applications) to the extent necessary to permit Sterling to, and to hire others (on terms reasonably satisfactory to Seller) to, develop, manufacture and sell human pharmaceutical products currently under development or similar products for the same or similar indications to be sold as part of the Continuing Business as over-the-counter products; provided, however, that no representation will be made that Seller's technology constitutes all the technology necessary for the development, manufacture or sale of such products. Such license shall be exclusive as to analgesics that are over-the-counter human pharmaceutical products and shall be non-exclusive as to other over-the-counter human pharmaceutical products. In addition to the terms stated above, the other provisions of said licenses shall be those normal and customary to similar licenses consistent with Seller's past practices.
          Section 5.9  Certain Provisions Relating to the
Restructuring.
          (a)  Seller shall, to the extent reasonably
practicable, complete the Restructuring prior to the Closing. Purchaser will cooperate with Seller and Sterling in carrying out the Restructuring. If Seller becomes aware that any portion of the Restructuring is not likely to be complete prior to the Closing (including, without limitation, in the event that assets and liabilities of Sterling constituting part of the Transferred Businesses will not be sold, assigned, transferred, conveyed or delivered prior to the Closing), Seller shall attempt to identify such portion of the Restructuring (and such assets and liabilities) and give Purchaser notice thereof. In the event that portions of the Restructuring are not complete prior to the Closing (including, without limitation, in the event that assets and liabilities of Sterling constituting part of the Transferred Businesses have not been sold, assigned, transferred, conveyed or delivered because a required authorization, approval, consent or waiver has not been obtained), then (i) Purchaser shall cause Sterling and the Subsidiaries, at Seller's sole cost and expense, to comply with any provisions of the Ethical Asset Purchase Agreement and any other agreement to which Sterling or any of the Subsidiaries is a party relating to holding, operating and transferring any such assets and liabilities and performing any unperformed obligations of Sterling or any such Subsidiary in connection with such por- tions of the Restructuring as are not complete and (ii) Pur- chaser shall cause Sterling and the Subsidiaries to take such steps as directed in writing by Seller as are necessary to permit Seller to complete the Restructuring in the manner selected by Seller and to transfer to Seller (or the Person designated by Seller), without payment of further consideration, any assets or cash received by Sterling or any of the Subsidiaries in connection with the Restructuring.
          (b) In the event that record ownership of any assets or liabilities related to a portion of a Transferred Business has not been transferred prior to the Closing, Purchaser shall hold, solely of record and not beneficially, the portion of such Transferred Business represented by such assets and liabilities for the benefit of such Person as may be designated by Seller, and Purchaser shall use its reasonable best efforts, and shall cause Sterling and its Affiliates to use their reasonable best efforts pending the transfer of record ownership of the portion of such Transferred Business represented by such assets and liabilities, to provide to Seller's designee all of the benefits and liabilities associated with the ownership and operation of the portion of such Transferred Business represented by such assets and liabilities and, accordingly, Purchaser and Sterling shall cause the portion of such Transferred Business represented by such assets and liabilities to be operated as may reasonably be instructed by Seller or its designee; provided, however, that Purchaser, Sterling and their respective Affiliates shall not have any liability to Seller or any other Person in respect of any action taken with respect to such assets and liabilities in accordance with such instructions. In performing its obligations hereunder, neither Purchaser, nor Sterling, nor any of their respective Affiliates shall be construed to be a trustee or other fiduciary for the beneficial owner of such portion of the Transferred Business.
          (c) Purchaser acknowledges that, in connection with the Restructuring, Seller and Sterling have entered into the Ethical Asset Purchase Agreement, and that Seller, Sterling and certain Affiliates of Sterling will enter into certain other agreements relating to the Restructuring. Seller will consult with Purchaser before entering into such other agreements and will not agree to any terms which impose material liabilities or obligations on Sterling or any of the Subsidiaries following the Closing without Purchaser's consent, which consent shall not be unreasonably withheld. Purchaser's consent shall not be deemed to have been reasonably withheld if Seller shall have agreed to fully indemnify Purchaser against any Losses associated with such liabilities or obligations and Purchaser believes in its reasonable judgment that such indemnity is enforceable. Purchaser agrees to cause Sterling and its Subsidiaries to perform their obligations under the Ethical Asset Purchase Agreement and such other agreements relating to the Restructuring in accordance with their respective terms.
          (d) Seller shall use its reasonable best efforts to bring about the Closing (as defined in the Ethical Asset Purchase Agreement) of the transfer of the Ethical
Transferred

Business by the end of the day on October 1, 1994 or as promptly as practicable thereafter. Seller shall provide to Purchaser for its review, and shall consult with Seller with respect to, all schedules prepared identifying assets and liabilities to be transferred pursuant to the Ethical Asset
Purchase Agreement.
          (e)  Prior to the Closing, Seller shall cause
Sterling to transfer the UPT Facility to Seller, an Affiliate of Seller or any other Person designated by Seller.
          (f)  Prior to the Closing, Seller shall cause
Sterling either to transfer the Nanoparticulate Business Unit to Seller, an Affiliate of Seller or any other Person designated by Seller.
          (g)  Prior to the Closing, Seller shall cause
Sterling to transfer the L&F Transferred Business to Seller, an Affiliate of Seller or any other Person designated by Seller. Notwithstanding any provision to the contrary contained in this Agreement and in furtherance of the provisions set forth in paragraph (a) of this Section 5.9, Purchaser acknowledges that record ownership of certain assets and liabilities constituting part of the L&F Transferred Business may not be transferred out of Sterling or its Subsidiaries prior to the Closing. With respect to any such assets and liabilities, Purchaser shall agree with Seller, the Affiliate of Seller or such other Person, as the case may be, as to the means of such transfer of such assets and liabilities.
          (h) On the closing date under the L&F Purchase Agreement, Purchaser or Seller, as the case may be, shall cause Sterling to execute and deliver a transitional services agreement or agreements with the purchaser or purchasers of the L&F Transferred Business pursuant to which for a period of 12 months following the closing date under the L&F Purchase Agreement, Sterling shall make available to such purchaser or purchasers the support and administrative services currently being provided to the L&F Transferred Business on terms, and for a price equal to Sterling's fully allocated cost determined on a basis, substantially consistent with Sterling's recent historical practice, including, without limitation, computer and data processing services and any software associated therewith, customer billing services, customer equipment services, site services, utility services, distribution services and maintenance services for equipment included in the L&F Transferred Business.
          (i) At the closing under the L&F Purchase Agreement, Purchaser or Seller, as the case may be, shall cause Sterling to execute and deliver a supply agreement pursuant to which Sterling shall agree to maintain in place all written agreements existing on the closing date under the L&F Purchase Agreement that provide for the supply by Sterling of materials to the L&F Transferred Business for a period of three years from the closing date under the L&F Purchase Agreement. The supply agreement under this Section 5.9(i) and the transitional services agreement under Section 5.9(h), the performance of which are not material to the Continuing
Business, shall collectively be referred to as the "L&F Continuing Services Agreements".
          (j)(i) On the Closing Date, Seller and Purchaser shall execute and deliver a transitional services agreement
(the "Kodak Transitional Services Agreement") pursuant to which Purchaser will agree to cause Sterling to provide Seller with support and administrative services (other than tax-related services) through December 31, 1995. Such services will be provided to Seller at a price equal to Sterling's fully allocated cost determined on a basis substantially consistent with Sterling's recent historical practice. Such transitional services shall include, without limitation, services in respect of finance, legal and human resources.
Purchaser acknowledges that the employees of Sterling listed in Schedule 5.9(j) hereto have entered into letter agreements with Sterling providing for their continued employment by Sterling for the term specified in Schedule 5.9(j).
Purchaser agrees that so long as such employees remain employees of Sterling, Purchaser will make such employees
(other than those employees identified as tax employees) available to Seller in carrying out its obligations under the Kodak Transitional Services Agreement. In the event that, prior to December 31,

1995, any of the employees listed in Schedule 5.9(j) shall cease to be employees of Sterling, Purchaser shall arrange for the provision by other employees (other than those employees identified as tax employees) of, or consultants to, Sterling or by employees (other than those employees identified as tax employees) of, or consultants to, Purchaser of the services required pursuant to the Kodak Transitional Services
Agreement. The parties acknowledge that such employees or consultants may also be required to perform services for Sanofi and the purchaser under the L&F Purchase Agreement and Purchaser agrees to make such employees or consultants available pursuant to the Ethical Asset Purchase Agreement and the L&F Purchase Agreement. Seller shall reimburse Purchaser for the post-closing stay bonuses provided for in the letter agreements of the employees of Sterling listed on Schedule
5.9(j) (to the extent earned by such individuals in accordance with the terms of their letter agreements).
          (ii) On the Closing Date, Seller and Purchaser shall execute and deliver a tax transitional services agreement pursuant to which (i) Purchaser shall agree that on the Closing Date, Purchaser shall cause Sterling to offer continued employment to the employees identified as tax employees on Schedule 5.9(j) and that so long as such employees remain employees of Sterling, they shall report directly to the tax department of Seller during the term of their letter agreements, (ii) Seller shall agree that, so long as such employees remain employees of Sterling and during the term of the letter agreements (A) it will direct such employees to devote a reasonable amount of their time, at no charge to Purchaser or Sterling, to the work necessary in connection with Sterling's ongoing tax compliance and (B)
Seller will perform Sterling's continuing obligations to provide tax-related services pursuant to the Ethical Asset
Purchase Agreement and the L&F Purchase Agreement and (iii) in the event that, prior to December 31, 1995, any of the tax employees identified on Schedule 5.9(j) shall cease to be employees of Sterling, Purchaser shall arrange for the provision by other tax employees of, or consultants to, Sterling or by tax employees of, or consultants to, Purchaser of the services formerly provided by such tax employees identified on Schedule 5.9(j). For the period through December 31, 1995, Seller shall reimburse Purchaser (or
Sterling, as the case may be) for Purchaser's (or Sterling's) fully allocated cost of providing such tax services determined on a basis substantially consistent with Sterling's recent historical practice, including, in the case of the tax employees identified on Schedule 5.9(j), the post-closing stay bonuses provided for in such employees' letter agreements (to the extent earned by such individuals in accordance with the terms of their letter agreements). Seller shall be entitled to receive all compensation and reimbursement payments payable under the Ethical Asset Purchase Agreement and the L&F

Purchase Agreement in respect of services performed by the tax employees prior to December 31, 1995.
          (k) Except as otherwise expressly provided herein or in the Ethical Asset Purchase Agreement, the following general principles shall be applied in any agreement entered into in connection with the Restructuring whereunder Sterling or any of its Subsidiaries is to supply goods or services to or in respect of any Person, asset or liability that is not part of the Continuing Business: (i) services shall be supplied at a price equal to Sterling's fully allocated cost,
(ii) goods shall be supplied at a price equal to Sterling's fully allocated cost plus 3%, (iii) Sterling's fully allocated cost shall be determined on a basis substantially consistent with Sterling's recent historical practice, (iv) such agreement shall be terminable at Sterling's option after three years, and (v) such agreement shall otherwise be on terms substantially consistent with Sterling's recent historical practice.
          (l) If any payment of monies is made by Sterling or any of its Subsidiaries pursuant to this Section 5.9 in respect of any assets or liabilities which are, or are to be, part of the Transferred Business, to Seller or another Person designated by Seller, such payment shall be made net of all remittance costs (i.e., the costs of being a "conduit"), including withholding, documentary, stamp and similar Taxes related to the making of such payment. Purchaser may set off, and may cause Sterling or any of its Subsidiaries to set off, against payments due pursuant to this Section 5.9 to Seller, the amount of any indemnity payments due under Section 7.3 hereof but unpaid.
          (m) Notwithstanding any provision of this Section 5.9, (i) neither Sterling nor any of its Subsidiaries shall be required to hold or operate any assets or liabilities which are to be part of the Transferred Business for any period after the third anniversary of the Closing Date, and from and after such third anniversary Purchaser may require Seller to cause any such assets or liabilities to be transferred to Seller or a Person designated by Seller, and (ii) Purchaser shall not be required to, and shall not be required to cause Sterling or any of its Subsidiaries to take, or refrain from taking, any action with respect to assets or liabilities which are to be part of the Transferred Business, if such action or omission to act would constitute a violation of law or if Purchaser reasonably believes that the indemnities provided to Purchaser under this Agreement are insufficient to hold Purchaser harmless, against any loss, claim, damage, liability or expense resulting from such action or omission.
          Section 5.10 Transfer of Certain Assets and Lia-bilities. Prior to the Closing, Seller shall cause Sterling to transfer to one or more Affiliates of Seller (i) the items of owned and leased real property listed in Schedule 5.10(i);
(ii) the fixtures and equipment listed in Schedule 5.10(ii);

(iii) Sterling's rights under the Royal Insurance Litigation (and Seller shall assume responsibility for prosecuting such litigation); and (iv) the items listed on Schedule 5.10(iv).
          Section 5.11 Financial Information. Purchaser shall, and shall cause Sterling to, provide Seller and its accountants (i) all data and financial statements requested by Seller and (ii) full access to the Books and Records, any other information, including work papers of its accountants, and to any employees to the extent reasonably necessary for Seller (i) to prepare its consolidated financial statements and to comply with reporting obligations in respect thereof and (ii) to comply with its other obligations hereunder, under the Ethical Asset Purchase Agreement, the L&F Purchase Agreement and any other agreement relating to the Restructur-ing.
          Section 5.12 Retained Employees. Prior to the Closing, Seller and Sterling will take such steps as are necessary to transfer employment of the persons listed in
Schedule 5.12 from Sterling to Seller or an Affiliate of Seller. Purchaser acknowledges and consents to such transfer.
          Section 5.13  Management of Certain Liabilities.
          (a) Seller and Purchaser agree that Seller shall hereby be hired by Sterling and Purchaser to undertake the complete administration and management of the environmental remediation of the properties listed in Schedule 5.13(a) and the other environmental and other contingent liabilities listed in Schedule 5.13(a). Pursuant thereto, Seller or an Affiliate of Seller designated by Seller shall administer, manage and conduct such remediation (to the extent such remediation is required by any Environmental Laws, Governmental Entity or agreement of the parties). Such administration and management shall include, but shall not be limited to, direct payment, on behalf of Sterling and Purchaser, of all out-of-pocket expenses incurred in connection with administering, managing and conducting such remediation (including, but not limited to, all costs related to hiring third parties and all administrative costs including costs related to Seller's or such Affiliate of Seller's personnel) and shall bill Sterling for all such expenses and Seller's or such Affiliate's management services and provide a summary of the status of each remediation or liability at least annually.
          (b) Sterling and Purchaser shall appoint Seller or such Affiliate of Seller their attorney-in-fact to take actions required to be taken in connection with the admini-stration and management of such properties and liabilities and shall take all such further actions as are necessary to give effect to the provisions of this Section 5.13.
          (c) Purchaser shall not (i) assign or transfer any such properties or liabilities or take any other similar action with respect to such properties or liabilities that could (x) cause Purchaser to lose the ability to deduct for income tax purposes expenses paid by Seller on behalf of Purchaser in respect of such properties and liabilities or (y) increase Seller's liability in respect of such properties or adversely affect Seller's ability to manage such properties or liabilities, or (ii) enter upon or permit any other person to enter upon any such properties or take any other action that could increase the liability of Seller to Purchaser pursuant to Section 7.3(a)(v).
          Section 5.14 Further Assurances. At any time after the Closing Date, Seller and Purchaser shall promptly execute, acknowledge and deliver any other assurances or documents reasonably requested by Seller and Purchaser, as the case may be, and necessary for Seller and Purchaser, as the case may be, to satisfy its respective obligations hereunder or obtain the benefits contemplated hereby.
          Section 5.15 Resignations. At the Closing and except as otherwise requested by Purchaser, Seller will deliver to Purchaser the resignations (effective on or prior to Closing) of all directors of Sterling and of each Subsidiary from their positions as directors, and Seller will cause each such director holding director's qualifying shares in the relevant entity to transfer at Closing to Purchaser
(or Purchaser's designee) without payment therefor such shares.

                         ARTICLE VI
                    CONDITIONS TO CLOSING
          Section 6.1 Conditions to the Obligations of Pur-chaser and Seller. The obligations of the parties hereto to effect the Closing are subject to the satisfaction (or waiver) prior to the Closing of the following conditions:
          (a) HSR and Other Antitrust Laws. All required filings under the HSR Act and other Competition Laws shall have been made and any required waiting period under the laws applicable to the transactions contemplated hereby shall have expired or been earlier terminated. In the case of each country or territory (including, for this purpose the Member States of the European Union) in which Sterling or any of its Affiliates or Purchaser or any of its Affiliates carries on business and in which the implementation of the transactions contemplated by this Agreement will or might give rise to any investigation or other proceeding under the Competition Laws of that country or territory, neither this Agreement nor any of the material transactions contemplated hereby nor any actual or potential consequences thereof shall have been referred to any Governmental Entity having jurisdiction under the Competition Laws of that country or territory for investigation or review pursuant to those Competition Laws and no proceedings with respect thereto shall have been initiated before any such Governmental Entity and be continuing;

          (b) No Injunctions. There shall not (i) be in effect any statute, regulation, order, decree or judgment of any Governmental Entity which makes illegal or enjoins or prevents in any material respect the consummation of the transactions contemplated by this Agreement or (ii) have been commenced or threatened in writing, and shall be continuing, any action or proceeding by any Governmental Entity which seeks to prevent or enjoin in any material respect the transactions contemplated by this Agreement; and
          (c) Consents and Approvals. All Required Approvals shall have been made or obtained and shall not have expired or been rescinded.
          Section 6.2 Conditions to the Obligations of Pur-chaser. The obligation of Purchaser to effect the Closing is subject to the satisfaction (or waiver by the Purchaser) prior to the Closing, of the following conditions:
          (a) Representations and Warranties. The represen-tations and warranties of Seller contained herein shall have been true and correct in all material respects when made and shall be true and correct in all material respects as of the Closing, as if made as of the Closing (except that representations and warranties that are made as of a specific date need be true in all material respects only as of such date), and Purchaser shall have received certificates to such effect dated the Closing Date and executed by a duly authorized officer of
Seller;

          (b) Covenants. The covenants and agreements of Seller to be performed on or prior to the Closing shall have been duly performed in all material respects, and Purchaser shall have received certificates to such effect dated the Closing Date and executed by a duly authorized officer of Seller;
          (c) Legal Opinions. Purchaser shall have received the opinions of Seller's counsel, dated as of the Closing Date, addressed to Purchaser substantially to the effect set forth in Annex 6.2(c) hereto; and
          (d) No Material Adverse Change. Since December 31, 1993, the Continuing Business shall not have suffered a Material Adverse Change and Purchaser shall have received a certificate to such effect dated the Closing Date and executed by a duly authorized officer of Seller.
          Section 6.3 Conditions to the Obligations of Seller. The obligation of Seller to effect the Closing is subject to the satisfaction (or waiver) prior to the Closing of the following conditions:
          (a) Representations and Warranties. The repre-sentations and warranties of Purchaser contained herein shall have been true and correct in all material respects when made and shall be true and correct in all material respects as of the Closing, as if made as of the Closing (except that representations and warranties that are made as of a specific date need be true in all material respects only as of such date), and Seller shall have received a certificate to such effect dated the Closing Date and executed by a duly authorized officer of Purchaser.
          (b) Covenants. The covenants and agreements of Purchaser to be performed on or prior to the Closing shall have been duly performed in all material respects, and Seller shall have received a certificate to such effect dated the Closing Date and executed by a duly authorized officer of Purchaser.
          (c) Legal Opinions. Seller shall have received the opinions of Purchaser's counsel dated as of the Closing Date, addressed to Seller substantially to the effect set forth in Annex 6.3(c) hereto.

                         ARTICLE VII
                  SURVIVAL; INDEMNIFICATION
          Section 7.1 Survival. The representations and warranties of Seller and Purchaser contained in this Agreement shall survive the Closing for the period set forth in this
Section 7.1. All of the representations and warranties of Seller contained in this Agreement and all claims and causes of action with respect thereto shall terminate upon expiration of 18 months after the Closing Date, except that the representations and warranties in Sections 3.1, 3.2, 3.3, 3.4, 3.5(b), 3.6 and 3.7 shall have no expiration date, the representation and warranty in Section 3.10 shall survive, with respect to any Tax Return, until the applicable statute of limitations has run for any such Tax Return required to be filed on or before the date of this Agreement and the representations and warranties in Sections 3.11(b) and 3.11(c) shall survive, with respect to any transaction that could subject Sterling or any Subsidiary to any Tax or penalty under ERISA, until the applicable statute of limitations has run for such transaction. The representations and warranties of Purchaser contained in Sections 4.1, 4.2, 4.3, 4.4 and 4.5 shall have no expiration date, the representation and warranty of Purchaser contained in Section 4.8 shall terminate three years after the Closing Date and the representations and warranties of Purchaser contained in Sections 4.6 and 4.7 shall terminate upon the expiration of 18 months after the Closing Date. In the event notice of any claim for indemnification under Section 7.2(a) or Section 7.3(a)(i) hereof shall have been given (within the meaning of Sec- tion 9.1) within the applicable survival period, the represen-tations and warranties that are the subject of such indemnifi-cation claim shall survive until such time as such claim is finally resolved.
          Section 7.2  Indemnification by Purchaser.
          (a)  Purchaser hereby agrees that it shall
indemnify, defend and hold harmless Seller, its Affiliates, and, if applicable, their respective directors, officers, shareholders, partners, attorneys, accountants, agents and employees and their heirs, successors and assigns (the "Seller Indemnified Parties") from, against and in respect of any damages, claims, losses, charges, actions, suits, proceedings, deficiencies, Taxes, interest, penalties, and reasonable costs and expenses (including without limitation reasonable attor-neys' fees, removal costs, remediation costs, closure costs, fines, penalties and expenses of investigation and ongoing monitoring) (collectively, the "Losses") imposed on, sus-tained, incurred or suffered by or asserted against any of the Seller Indemnified Parties, directly or indirectly relating to or arising out of (i) subject to Section 7.2(b), any breach of any representation or warranty made by Purchaser contained in this Agreement; (ii) the breach of any covenant or agreement of Purchaser contained in this Agreement; and (iii) all other liabilities (other than Indemnified Liabilities) relating to, or constituting a cost of, the Continuing Business.
          (b) Purchaser shall not be liable to the Seller Indemnified Parties for any Losses with respect to the matters contained in Section 7.2(a)(i) except to the extent (and then only to the extent) the Losses therefrom exceed $20,000,000 and then only for all such Losses in excess thereof up to an aggregate amount equal to $1,000,000,000.
          Section 7.3  Indemnification by Seller.
          (a) Seller hereby agrees that it shall indemnify, defend and hold harmless Purchaser, its Affiliates and, if applicable, their respective directors, officers, share holders, partners, attorneys, accountants, agents and employees and their heirs, successors and assigns (the "Purchaser Indemnified Parties" and, collectively with the Seller Indemnified Parties, the "Indemnified Parties") from, against and in respect of any Losses imposed on, sustained, incurred or suffered by or asserted against any of the Pur-chaser Indemnified Parties, directly or indirectly relating to or arising out of (i) subject to Section 7.3(b), any breach of any representation or warranty made by Seller contained in this Agreement (other than Section 3.22); (ii) any liability or expense of Sterling relating to, or arising out of, the Transferred Businesses or holding and operating any assets or liabilities which are to be part of the Transferred Business, or otherwise constituting a cost of the Restructuring (in each case to the extent not reimbursed by a third party), whether arising prior to or after the Closing, including any liability of Sterling relating to the Transferred Businesses listed in Schedule 7.3(a)(ii); provided that this Section 7.3(a)(ii) shall not apply to any liability to the extent that such liability arises out of the breach by Purchaser of any covenant contained in Article V with respect to the Transferred Businesses or the breach by Sterling of any of the agreements of Sterling referred to in Section 5.9(c);
(iii)
the breach of any covenant or agreement of Seller contained in this Agreement; (iv) any item listed on Schedule 5.13(a), including any expense incurred by Sterling or Purchaser in the management, administration and satisfaction of such liabilities and any other liabilities associated with the properties to which such liabilities relate; (v) any Indemnified Liability; (vi) any Undisclosed OTC Environmental Liability; (vii) 50% of any Unknown OTC Environmental Liability; and (viii) 50% of any OTC Products Liability to the extent that the aggregate of all OTC Products Liabilities exceeds the reserve included on the Balance Sheet in respect of products liabilities plus the amount of all additional such reserves accrued after the date of the Balance Sheet and prior to the Closing Date (to the extent such additional reserves result in a decrease in Net Working Capital). It is understood that Seller shall not indemnify Purchaser for any Disclosed OTC Environmental Liability. The right of Purchaser to indemnification pursuant to Section 7.3(a)(vi), Section 7.3(a)(vii) and Section 7.3(a)(viii) shall terminate upon the eighth anniversary of this Agreement, provided that the right of Purchaser to indemnification under Section 7.3(a)(viii) with respect to Reyes Syndrome cases shall terminate upon the fifteenth anniversary of this Agreement. Purchaser acknowledges that this Article VII constitutes Purchaser's sole remedy with respect to any Losses or liability under any Environmental Law or with respect to any Hazardous Substance and expressly waives any other rights or cause of action under any Environmental Law or with respect to any claim involving the presence or exposure to any Hazardous
Substance.

          (b) Seller shall not be liable to the Purchaser Indemnified Parties for any Losses with respect to the matters contained in Section 7.3(a)(i) except to the extent (and then only to the extent) the Losses therefrom exceed $20,000,000 and then only for all such Losses in excess thereof up to an aggregate amount equal to $1,000,000,000 (it being understood that the foregoing limitation does not apply to the matters contained in Section 7.3(a)(ii), (iii), (iv), (v), (vi),
(vii), and (viii)).
          (c) In the event that Seller is the subject of a proposed Change In Control Transaction (as defined below), Seller agrees that, as a condition to the consummation of such Change in Control Transaction, it will cause the acquiring Person to expressly assume Seller's obligations under this Agreement, including, without limitation, all of Seller's indemnification obligations hereunder and thereunder. For purposes of this Section 7.3(c), the term "Change in Control Transaction" shall mean any transaction pursuant to which (i) any Person acquires 50% or more of the outstanding shares of Seller capital stock pursuant to an agreement with Seller, (ii) any Person acquires 50% or more of the total assets of Seller and its subsidiaries, taken as a whole,
(iii) any Person merges, consolidates or combines in any
other way with Seller or any of its subsidiaries and (iv) Seller makes a stock dividend or any other distribution (of stock or assets) with respect to its common stock or subdivides, combines or reclassifies its common stock and, as a result thereof, any Person owns more than 50% of the voting power of Seller's capital stock.
          Section 7.4 Indemnification Procedures. With respect to third party claims other than those relating to Taxes, all claims for indemnification by any Indemnified Party hereunder shall be asserted and resolved as set forth in this
Section 7.4. In the event that any claim or demand for which an indemnifying party, Seller or Purchaser as the case may be (an "Indemnifying Party") may be liable to any Indemnified Party hereunder (a "Claim") is asserted against or sought to be collected from any Indemnified Party by a third party, such Indemnified Party shall promptly, but in no event more than 15 days following such Indemnified Party's receipt of written notice of such Claim, notify the Indemnifying Party in writing of such Claim and the amount or the estimated amount thereof to the extent then feasible (which estimate shall
not be conclusive of the final amount of such Claim) (the "Claim Notice"). The failure on the part of the Indemnified Party to give any such Claim Notice within such 15 day period shall relieve the Indemnifying Party of any indemnification obligation hereunder unless, and only to the extent that, the Indemnifying Party is materially prejudiced thereby. The Indemnifying Party shall have 60 days from the personal delivery or mailing of the Claim Notice (the "Notice Period") to notify the Indemnified Party (a) whether or not the Indemnifying Party disputes the liability of the Indemnifying Party to the Indemnified Party hereunder with respect to such Claim and (b) whether or not it desires to defend the Indemni-fied Party against such Claim. All costs and expenses incurred by the Indemnifying Party in defending such Claim shall be a liability of, and shall be paid by, the Indemnifying Party; provided, however, that the amount of such costs and expenses that shall be a liability of the Indemnifying Party hereunder shall be subject to the limitations set forth in Section 7.3(b) hereof. Except as hereinafter provided, in the event that the Indemnifying Party notifies the Indemnified Party within the Notice Period that it desires to defend the Indemnified Party against such Claim, the Indemnifying Party shall, at its sole cost and expense, have the right to defend the Indemnified Party by appropriate proceedings and shall have the sole power to direct and control such defense; provided, that the Indemnifying Party shall not take any action which would result in the creation, and shall promptly seek the removal, of any Encumbrance on the property or assets of the Indemnified Party resulting
from such Claim or the litigation thereof.  If any
Indemnified Party desires to participate in any such defense it may do so at its sole cost and expense. The Indemnified Party shall not settle a Claim for which it is indemnified by the Indemnifying Party without the written consent of the Indemnifying Party unless the Indemnifying Party elects not to defend the
Indemnified Party against such Claim. The Indemnifying Party may, with the consent of the Indemnified Party (which consent shall not be unreasonably withheld), settle or compromise any action or consent to the entry of any judgment which (i) includes as a term thereof the delivery by the claimant or plaintiff to the Indemnified Party of a duly executed written unconditional release of the Indemnified Party from all liability in respect of such action, which release shall be reasonably satisfactory in form and substance to counsel for the Indemnified Party and (ii) would not adversely affect the right of the Indemnified Party and its Affiliates to own, hold and use their respective assets or operate businesses. Notwithstanding the foregoing, the Indemnified Party shall have the sole right to defend, settle or compromise any Claim with respect to which it has waived its right to indemnification pursuant to this Agreement. Notwithstanding the foregoing, the Indemnified Party, during the period the Indemnifying Party is determining whether to elect to assume the defense of a matter covered by this section, may take such reasonable actions as it deems necessary to preserve any and all rights with respect to the matter, without such actions being construed as a waiver of the Indemnified Party's rights to defense and indemnification pursuant to this Agreement. If the Indemnifying Party elects not to defend the Indemnified Party against such Claim, whether by not giving the Indemnified Party timely notice as
provided above or
otherwise, then the amount of any such Claim, or, if the same be contested by the Indemnified Party, then that portion thereof as to which such defense is unsuccessful (and the reasonable costs and expenses pertaining to such defense) shall be the liability of the Indemnifying Party hereunder, subject to the limitations set forth in Section 7.3(b)
hereof. To the extent the Indemnifying Party shall direct, control or participate in the defense or settlement of any third party claim or demand, the Indemnified Party will give the Indemnifying Party and its counsel access to, during normal business hours, the relevant business records and other documents, and shall permit them to consult with the employees and counsel of the Indemnified Party. The Indemnified Party shall use its reasonable efforts in the defense of all such claims.
          Section 7.5 Characterization of Indemnification Payments. All amounts paid by Seller or Purchaser under
Article V and this Article VII shall be treated for all Tax purposes as adjustments to the Purchase Price except to the extent such treatment is not permitted by the applicable Tax Law. In the event that such treatment is disputed by any taxing authority, the party receiving notice of such dispute shall promptly notify and consult with the other party concerning resolution of such dispute.
          Section 7.6  Computation of Losses Subject to Indem-
nification.   The amount of any Loss for which
indemnification
is provided under this Article VII or otherwise in this Agreement shall be computed net of the actual decrease in income taxes paid as a result of realizing or reflecting such Loss for tax purposes (calculated in accordance with the methodology and procedures set forth in Section 5.4(h)) and any insurance proceeds received by the Indemnified Party pursuant to an insurance policy listed on Schedule 3.20 with respect to such Loss.

                        ARTICLE VIII
                         TERMINATION
          Section 8.1 Termination. This Agreement may be terminated at any time prior to the Closing:
          (a)  by agreement of Purchaser and Seller;
          (b) by either Purchaser or Seller, by giving written notice of such termination to the other party, if Closing shall not have occurred on or prior to January 31, 1995 (unless the failure to consummate the Closing by such date shall be due to the failure of the party seeking to terminate this Agreement to have fulfilled any of its obligations under this Agreement, including, without limitation, the obligations of Purchaser under Section 5.3 hereof);
          (c) by either Seller or Purchaser if any court of competent jurisdiction or other competent Governmental Entity shall have issued a statute, rule, regulation, order, decree or injunction or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by this Agreement and such statute, rule, regulation, order, decree or injunction or other action shall have become final and nonappealable;
          (d) by Purchaser if Seller has materially breached any representation, warranty, covenant or agreement contained in this Agreement and such breach is either not capable of being cured prior to the Closing or if such breach is capable of being cured, is not so cured within a reasonable amount of time;
          (e) by Seller if Purchaser has materially breached any representation, warranty, covenant or agreement contained in this Agreement and such breach is either not capable of being cured prior to the Closing or if such breach is capable of being cured, is not so cured within a reasonable amount of time; or
          (f) by Seller or Purchaser, as the case may be, if the Closing shall not have occurred within two Business Days of the date set forth in Section 2.4(a) for the Closing as a result of any action or inaction by Seller or Purchaser, as the case may be.
          Section 8.2 Effect of Termination. In the event of the termination of this Agreement in accordance with Section
8.1 hereof, this Agreement shall thereafter become void and have no effect, and no party hereto shall have any liability to the other party hereto or their respective Affiliates, directors, officers or employees, except for the obligations of the parties hereto contained in this Section 8.2 and in Sections 9.1, 9.7, 9.8, 9.9 and 9.11 hereof, and except that nothing herein will relieve any party from liability for any breach of this Agreement prior to such termination.

                         ARTICLE IX
                        MISCELLANEOUS
          Section 9.1 Notices. All notices or other communi-cations hereunder shall be deemed to have been duly given and made if in writing and if served by personal delivery upon the party for whom it is intended, if delivered by registered or certified mail, return receipt requested, or by a national courier service, or if sent by telecopier, provided that the telecopy is promptly confirmed by telephone confirmation thereof, to the person at the address set forth below, or such other address as may be designated in writing hereafter, in the same manner, by such person:

                                   To Purchaser:


SMITHKLINE BEECHAM
plc 1 New Horizons
Court Great West Road,
Brentford
Middlesex TW8
9EP United
Kingdom Telephone:
011-44-81-975-2030 Telecopy:
011-44-81-975-2040 Attn:
General Counsel

                                   With a copy to:

SKADDEN, ARPS, SLATE, MEAGHER
  & FLOM
919 Third Avenue
New York, New York  10022
Telephone:  212-735-3000
Telecopy:  215-735-2000
Attn:  Eileen Nugent Simon

                                   To Seller:

EASTMAN KODAK COMPANY
343 State Street
Rochester, New York
14650 Telephone:
716-724-4332 Telecopy:
716-724-9448 Attn:
General Counsel

                                   With a copy to:

SULLIVAN & CROMWELL
125 Broad Street
New York, New York  10004
Telephone:  (212) 558-4000
Telecopy:  (212) 558-3588
Attn:  George H. White


          Section 9.2 Amendment; Waiver. Any provision of this Agreement may be amended or waived if, and only if, such amendment or waiver is in writing and signed, in the case of an amendment, by Purchaser and Seller, or in the case of a waiver, by the party against whom the waiver is to be effective. No failure or delay by any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and, except as otherwise provided herein, shall not be exclusive of any rights or remedies provided by law.
          Section 9.3 Assignment. (a) No party to this Agreement may assign any of its rights or obligations under this Agreement without the prior written consent of the other party hereto.
          Notwithstanding the foregoing, (i) Purchaser and Seller may assign all or any portion of their rights and obligations pursuant to this Agreement to one or more of their respective Affiliates, (ii) Purchaser may assign all or any portion of its rights and obligations pursuant to this Agreement to one or more third parties who shall have agreed to acquire from Purchaser all or part of the Continuing Business; provided, in the case of each of clause (i) and clause (ii) above, that the assigning party shall remain jointly and severally liable for the performance of the obligations hereunder that are so assigned and the assignee shall agree in writing, in form and substance satisfactory to the other party, to be bound hereby. In connection with any assignment pursuant to this Section 9.3, copies of this Agreement may be provided to the assignee or offeree, as the case may be, subject to appropriate confidentiality provisions and to the deletion of information relating to such matters as Purchaser and Seller may agree.
          (b) Purchaser shall indemnify Seller and its Affiliates against, and hold each of them harmless from, any loss, claim, damage, liability or expense arising out of or relating to the assignment by Purchaser to one or more third parties, of all or any portion of its rights and obligations pursuant to this Agreement including, without limitation any increased liability for Taxes or Transfer Taxes.
          (c) The indemnity provided for in paragraph (b) above shall be in addition to any liability that Purchaser may otherwise have under this Agreement and shall not be subject to the limitations provided in Sections 7.1, 7.2, and 7.3 hereof.
          Section 9.4 Entire Agreement. This Agreement (including all Schedules and Annexes hereto) contains the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, oral or written, with respect to such matters, except for the Confidentiality Agreement which will remain in full force and effect for the term provided for therein and other than any written agreement of the parties that expressly provides that it is not superseded by this Agreement.
          Section 9.5 Fulfillment of Obligations. Any obli-gation of any party to any other party under this Agreement, which obligation is performed, satisfied or fulfilled by an Affiliate of such party, shall be deemed to have been per-formed, satisfied or fulfilled by such party.

          Section 9.6 Parties in Interest. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns. Nothing in this Agreement, express or implied, is intended to confer upon any Person other than Purchaser, Seller, or their successors or permitted assigns, any rights or remedies under or by reason of this Agreement.
          Section 9.7 Public Disclosure. Notwithstanding anything herein to the contrary, each of the parties to this Agreement hereby agrees with the other party hereto that, except as may be required to comply with the requirements of any applicable Laws, and the rules and regulations of each stock exchange upon which the securities of one of the parties is listed, no press release or similar public announcement or communication shall, if prior to the Closing, be made or caused to be made concerning the execution or performance of this Agreement unless the parties shall have consulted in advance with respect thereto.
          Section 9.8 Return of Information. If for any reason whatsoever the transactions contemplated by this Agree- ment are not consummated, Purchaser shall promptly return to Seller all Books and Records furnished by Seller, Sterling, any of the Subsidiaries or any of their respective agents, employees, or representatives (including all copies, if any, thereof) and shall not use or disclose the information contained in such Books and Records for any purpose or make such information available to any other entity or person.
          Section 9.9  Expenses.  Except as otherwise
expressly provided in this Agreement, whether or not the transactions contemplated by this Agreement are consummated, all costs and expenses incurred in connection with this Agree- ment and the transactions contemplated hereby shall be borne by the party incurring such expenses.
          Section 9.10 Schedules. The disclosure of any matter in any schedule to this Agreement shall be deemed to be a disclosure for all purposes of this Agreement to which such matter could reasonably be expected to be pertinent, but shall expressly not be deemed to constitute an admission by Seller or Purchaser, or to otherwise imply, that any such matter is material for the purposes of this Agreement.
          SECTION 9.11 GOVERNING LAW; SUBMISSION TO JURISDIC-TION; SELECTION OF FORUM. THE AGREEMENT SHALL BE GOVERNED BY THE LAWS OF THE STATE OF NEW YORK. EACH PARTY HERETO AGREES THAT IT SHALL BRING ANY ACTION OR PROCEEDING IN RESPECT OF ANY CLAIM ARISING OUT OF OR RELATED TO THIS AGREEMENT OR THE TRANSACTIONS CONTAINED IN OR CONTEMPLATED BY THIS AGREEMENT, WHETHER IN TORT OR CONTRACT OR AT LAW OR IN EQUITY, EXCLUSIVELY IN THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK OR THE SUPREME COURT OF THE STATE OF NEW YORK FOR THE COUNTY OF NEW YORK (THE "CHOSEN COURTS") AND SOLELY IN CONNECTION WITH CLAIMS ARISING UNDER

THIS AGREEMENT OR THE TRANSACTIONS CONTAINED IN OR CONTEMPLATED BY THIS AGREEMENT (I) IRREVOCABLY SUBMITS TO THE EXCLUSIVE JURISDICTION OF THE CHOSEN COURTS, (II) WAIVES ANY OBJECTION TO LAYING VENUE IN ANY SUCH ACTION OR PROCEEDING IN THE CHOSEN COURTS, (III) WAIVES ANY OBJECTION THAT THE CHOSEN COURTS ARE AN INCONVENIENT FORUM OR DO NOT HAVE JURISDICTION OVER ANY PARTY HERETO AND (IV) AGREES THAT SERVICE OF PROCESS UPON SUCH PARTY IN ANY SUCH ACTION OR PROCEEDING SHALL BE EFFECTIVE IF NOTICE IS GIVEN IN ACCORDANCE WITH SECTION 9.1
OF THIS AGREEMENT. PURCHASER IRREVOCABLY DESIGNATES C.T. CORPORATION AS ITS AGENT AND ATTORNEY IN FACT FOR THE ACCEPTANCE OF SERVICE OF PROCESS AND MAKING AN APPEARANCE ON ITS BEHALF IN ANY SUCH CLAIM OR PROCEEDING AND TAKING ALL SUCH ACTS AS MAY BE NECESSARY OR APPROPRIATE IN ORDER TO CONFER JURISDICTION OVER IT UPON THE CHOSEN COURTS AND PURCHASER STIPULATES THAT SUCH CONSENT AND APPOINTMENT IS IRREVOCABLE AND COUPLED WITH AN INTEREST.
          Section 9.12 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same Agreement.
          Section 9.13 Headings. The heading references herein and the table of contents hereto are for convenience purposes only, do not constitute a part of this Agreement and shall not be deemed to limit or affect any of the provisions hereof.

          Section 9.14 Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof. If any provision of this Agreement, or the application thereof to any person or entity or any circumstance, is invalid or unenforceable, (a) a suitable and equitable provision shall be substituted therefor in order to carry out, so far as may be valid and enforceable, the intent and purpose of such invalid or unenforceable provision and (b) the remainder of this Agreement and the application of such provision to other persons, entities or circumstances shall not be affected by such invalidity or unenforceability, nor shall such invalidity or unenforceability affect the validity or enforceability of such provision, or the application thereof, in any other jurisdiction.
          Section 9.15 Structure. If Purchaser determines to restructure the transactions contemplated by this Agreement as a reverse subsidiary merger, the parties shall make such changes to this Agreement as shall be appropriate; provided, however, that such transaction structure shall not have an adverse tax impact on Seller as compared to the purchase of the Shares.

          IN WITNESS WHEREOF, the parties have executed or caused this Agreement to be executed as of the date first written above.

                              EASTMAN KODAK COMPANY


                              By:
                                 Name:
                                 Title:


                              343 HOLDING CORPORATION


                              By:
                                 Name:
                                 Title:


                              SMITHKLINE BEECHAM plc


                              By:
                                 Name:
                                 Title:

                                                           Execution Copy


                                                           Exhibit 10(B)




                                 Amendment

                                     to

                          Stock Purchase Agreement


            Amendment, dated as of October 30, 1994 (this "Amendment"), to the Stock Purchase Agreement, dated as of August 28, 1994 (the "Stock Purchase Agreement"), between Eastman Kodak Company, a New Jersey corporation ("Seller"), L&F Products Inc. (formerly known as 343 Holding Corporation), a Delaware corporation ("L&F"), and SmithKline Beecham plc, an English corporation ("Purchaser").

            WHEREAS, pursuant to the Stock Purchase Agreement, Purchaser has agreed to purchase from Seller all of the issued and outstanding shares of common stock of Sterling Winthrop Inc., a Delaware corporation ("Sterling"); and

            WHEREAS, Purchaser, Seller and L&F desire to amend the Stock Purchase Agreement in certain respects as more fully set forth below.

            NOW, THEREFORE, in consideration of the mutual covenants and undertakings contained herein, and subject to and on the terms and conditions herein set forth, the parties hereby agree as follows:

            Section 1. Terms used in this Amendment that are not otherwise defined herein shall have the meanings ascribed to such terms in the Stock Purchase Agreement.

            Section 2. As of the date hereof, the Stock Purchase Agreement shall be amended as follows:

            2.1 Section 1.1 shall be amended to add the following definitions:

"Demolition" shall mean the demolition of building seven at Rensselaer Site
      I which is currently used for manufacturing the Phiso Products.

"Chase Bank Claim" shall mean the right of Sterling to recover amounts
      (including any insurance proceeds) from The Chase Manhattan Bank, N.A. ("Chase"), in respect of instruments purporting to be checks drawn on an account of Sterling which were not authorized checks or were forged instruments (currently estimated to be $600,000) which were paid by Chase when presented.

"Gelcap and Geltab Patents" means the patents, patent applications
      (including, without limitation, divisions, continuations, continuations-in-part, and renewal applications, and any re-examinations, renewals, extensions or reissues thereof, in any jurisdiction), which relate to Gelcap and Geltab Technology including those which are listed in attached Schedule X or which are filed after the Closing based on the Kodak Gelcap and Geltab Know-how.

"Gelcap and Geltab Technology" means process and apparatus technology, whether or not patentable, developed for use in handling and coating with a gelatinous coating solid compact medicaments such as caplets (solid, substantially cylindrical shaped medicaments), pills (solid, substantially round shaped medicaments), and tablets (solid, substantially spherical shaped medicaments).

"Kodak Gelcap and Geltab Intellectual Property" means Gelcap and Geltab
      Patents and the Kodak Gelcap and Geltab Know-how.

"Kodak Gelcap and Geltab Know-how" means the Seller and its direct and indirect subsidiaries, rights in Gelcap and Geltab Technology (excluding Gelcap and Geltab Patents) represented by technical reports, drawings and invention disclosures and other tangible form as of Closing, including those listed in attached Schedule Y.

"L&F Household Purchase Agreement" shall mean the Asset Purchase Agreement, dated as of September 26, 1994, among Seller, L&F, Sterling and Reckitt & Colman plc, a public limited liability company incorporated under the laws of England and Wales.

"L&F DIY Purchase Agreement" shall mean the Asset Purchase Agreement, dated as of October 13, 1994, among Seller, L&F, Sterling and MTF
      Acquisitions Corp., a Delaware corporation.

"Phiso Products" shall mean the products currently sold under the trademarks Phisohex and Phisoderm and all other related products.

"Pre-Sanofi Closing Date Former Employees" shall mean all employees of Sterling and its subsidiaries who, on or before the Closing Date (as defined in the Ethical Asset Purchase Agreement), have retired, are receiving or are eligible to receive long-term disability benefits, or have otherwise terminated employment, and the beneficiaries and survivors of such employees.

"Rensselaer Site I" shall mean the Sterling Organics main manufacturing plant located in Rensselaer, New York. The plant is generally bordered by the Columbia Turnpike, Rensselaer Avenue, Belmore Avenue, Riverside Avenue, a common boundary with Wyandotte Corporation and a Conrail right-of-way.

            2.2 The following definitions shall be amended and restated in their entirety to read as follows:

"L&F Purchase Agreement" shall mean, collectively, the L&F Household
      Purchase Agreement and the L&F DIY Purchase Agreement.

"Specified Long-Term Obligations" shall mean the account balances under the Sterling Winthrop Inc. Deferred Compensation Plan of (i) the Transferred Employees (as defined in the Ethical Asset Purchase Agreement) on the Closing Date under the Ethical Asset Purchase Agreement, (ii) the Active Employees, Inactive Employees and Post-Sanofi Closing Date Former Employees (in each case as defined in the L&F Household Purchase Agreement) on the Closing Date under the L&F Household Purchase Agreement, (iii) the Applicable Employees (as defined in the L&F DIY Purchase Agreement) on the Closing Date under the L&F DIY Purchase Agreement and (iv) the former employees of Sterling listed on Schedule 1.1 hereto who have transferred their employment to Seller in connection with the transfer of the UPT Facility and the Nanoparticulate Business Unit, as contemplated by
      Section 5.9(e) and 5.9(f) hereof.

            2.3 Section 2.4 shall be amended and restated in its entirety to read as follows:

            Section 2.4 Puerto Rican Cash. Seller and Purchaser agree that, prior to the Closing, Seller shall cause Sterling Pharmaceuticals Inc. ("SPI") to distribute all of its assets and liabilities (including any amounts SPI has invested in Puerto Rico) to Sterling as a liquidating distribution, and shall cause Sterling to distribute all such assets and liabilities to Seller as a dividend. Seller and Purchaser shall cooperate in order to effect a dissolution of SPI as soon as practical following the liquidating distribution, which shall be at Seller's sole cost and expense. For all purposes under this Agreement, Seller and Purchaser agree that SPI's assets and liabilities (including any amounts SPI has invested in Puerto Rico) are not part of the Continuing Business.

            2.4   The following provisions shall be added to Section 5.5:

            (f) Seller hereby assumes Sterling's obligations in respect of the Sterling Winthrop Inc. Affiliates Phantom Stock Appreciation Rights Plan.

            (g) Seller shall pay to Sterling quarterly on an estimated basis, within 30 days after the end of the quarter, in accordance with Sterling's statement of the estimated annual cost of (A) the deferred compensation payable under the Sterling Winthrop Inc. Deferred Compensation Plan to the Pre-Sanofi Closing Date Former Employees, an amount equal to the result of multiplying one fourth of such annual cost for such plan by the fraction, the numerator of which is equal to the sum of (i) the number of U.S. Applicable Employees (as defined in the L&F DIY Purchase Agreement) on the Closing Date (as defined in the Ethical Asset Purchase Agreement) and
      (ii) the number of employees of Sterling who were engaged in the business currently conducted by the Nanoparticulate Business Unit on the Closing Date (as defined in the Ethical Asset Purchase Agreement) and the denominator of which is equal to the number of U.S. active employees of Sterling and all of its subsidiaries on the Closing Date (as defined in the Ethical Asset Purchase Agreement), (B) the amounts payable under the Sterling Winthrop Inc. Foreign Service Pension Plan to the Pre-Sanofi Closing Date Former Employees, an amount equal to the result of multiplying one fourth of such annual cost for such plan by the fraction, the numerator of which is equal to the number of non-U.S. Applicable Employees (as defined in the L&F DIY Purchase Agreement) on the Closing Date (as defined in the Ethical Asset Purchase Agreement) and the denominator of which is equal to the number of non-U.S. active employees of Sterling and all of its subsidiaries on the Closing Date (as defined in the Ethical Asset Purchase Agreement), (C) the amounts payable under the Sterling Winthrop Inc. Supplemental Executive Retirement Plan to the Pre-Sanofi Closing Date Former Employees, an amount equal to the result of multiplying one-fourth of such annual cost for such plan by the fraction, the numerator of which is equal to the sum of
      (i) the number of U.S. Applicable Employees (as defined in the L&F DIY Purchase Agreement) on the Closing Date (as defined in the Ethical Asset Purchase Agreement) and (ii) the number of employees of Sterling who were engaged in the business currently conducted by the Nanoparticulate Business Unit on the Closing Date (as defined in the Ethical Asset Purchase Agreement), and the denominator of which is equal to the number of U.S. active employees of Sterling and all of its subsidiaries on the Closing Date (as defined in the Ethical Asset Purchase Agreement. Any overpayment or underpayment of such annual cost shall be adjusted within 60 days after Sterling furnishes to Seller a final statement of such annual costs, by a payment to Seller or to Sterling, as applicable.

            2.5   (a)  The following provision shall be added to Section
5.8:

            (c) Purchaser agrees that it will cause Sterling and the Subsidiaries to carry out the terms of the resolution contained in
      Schedule 5.8(c) hereto and will not permit or direct Sterling or the Subsidiaries to rescind, annul or amend the terms of such resolution, and that such resolutions shall remain in full force and effect.

            2.5 (b) Section 5.8(a) shall be amended and restated in its entirety to read as follows:

            (a) At the Closing, Sterling and Seller shall execute the Assignment of Nanoparticulate Technology in the form attached as Annex 5.8(a) hereto.

            2.5 (c) Section 5.8(b) shall be amended and restated in its entirety to read as follows:

            (b) Seller does hereby assign, sell, transfer, convey and deliver to Sterling, its successors and assigns, its and its direct and indirect subsidiaries' entire title, right, and interest in and to Kodak Gelcap and Geltab Intellectual Property; and the right to file applications for Letters Patent on any invention based on said Kodak Gelcap and Geltab Intellectual Property, and any divisional, continuation, continuation-in-part, or reissue applications which have been or may be filed, or substitute or extension applications thereof, applications corresponding thereto in whole or in part in all other countries, and title to Letters Patent and similar protective rights granted on said applications, as well as the right to claim any applicable priority rights arising from said applications under the terms of any applicable conventions, treaties, statutes or regulations, said applications to be filed and issued in the name of Sterling or its designee; and Seller agrees to execute such documents as in the judgment of Sterling or its designee may be necessary to obtain any such patents and similar protective rights and maintain the title thereto in Sterling or its designee; and Seller further agrees that promptly after the Closing, Seller shall furnish to Sterling or its designee the technical reports, drawings, and invention disclosures set forth in Schedules X and Y hereto which relate to said inventions or improvements and shall, at Sterling's expense, testify in any ex parte or inter partes legal or administrative proceedings relating thereto; and Seller authorizes and requests issuance of all Letters Patent and similar protective rights that may be granted on any of said applications, to the extent that in such manner as such issuance shall be requested by Sterling or its designee. With respect to any Kodak Gelcap and Geltab Intellectual Property that for any reason is not effectively assigned, sold, transferred, conveyed or delivered hereunder on the date hereof, Seller shall take all reasonable actions to provide to Sterling all the benefits and burdens of ownership thereof, until such assignment, transfer, conveyance and delivery is effective (and if such assignment, transfer, conveyance or delivery may not become effective, perpetually).

            2.6 Section 5.9(e) shall be amended and restated in its entirety to read as follows:

            (e) Prior to the Closing, Seller shall cause Sterling to transfer an equitable interest comprising all the benefits, burdens and obligations of ownership other than record ownership in the UPT Facility to Seller, an Affiliate of Seller or any other Person designated by Seller, and after the Closing Purchaser shall cause Sterling to retain record ownership of the UPT Facility for the benefit of Seller or its designee pursuant to Section 5.9(b) until such time as Sterling transfers record ownership of the UPT Facility in accordance with this Section 5.9(e), provided, however, that such record ownership shall not in any way affect or limit any right of Purchaser to indemnification from Seller with respect to the UPT Facility or alter the UPT Facility's status as a Transferred Business. Upon Seller's instruction, Purchaser, at Seller's sole expense, shall cause Sterling to take all reasonable steps which are reasonably necessary and appropriate to enable Sterling to transfer record ownership to the designated transferee of the UPT Facility and to cause record ownership to be established as directed by Seller. If such transfer has not taken place by October 31, 1996, the Purchaser will immediately transfer record ownership of the UFT Facility to Seller at Seller's own cost and expense, and Seller shall accept such transfer.

            2.8 Section 5.10 shall be amended and restated in its entirety to read as follows:

            Section 5.10 Transfer of Certain Assets and Liabilities. Prior to the Closing, Seller shall cause Sterling to transfer to one or more Affiliates of Seller (i) the items of owned and leased real property listed in Schedule 5.10(i); (ii) the fixtures and equipment listed in Schedule 5.10(ii); (iii) Sterling's rights under the Royal Insurance Litigation (and Seller shall assume responsibility for prosecuting such litigation); (iv) the items listed on Schedule 5.10(iv); and (v) Sterling's rights under the Chase Bank Claim.

            2.9   The following provision shall be added to the Agreement:

            Section 5.16 Phiso. The costs associated with the relocation of the production of the Phiso Products from Rensselaer Site I to the Sterling facility located in Myerstown, Pennsylvania, all of which costs constitute costs relating to or arising out of the Restructuring shall be allocated as follows:

            (a) The Closing Balance Sheet shall include, and notwithstanding anything to the contrary herein, the Balance Sheet shall not include, a reserve of $0.9 million established for the payment of those severance costs associated with the termination of the Employees at Rensselaer Site I who manufacture the Phiso Products.

            (b) Seller shall indemnify Purchaser for any Demolition costs in excess of $1 million.

            (c) The cost of relocating any equipment used to manufacture the Phiso Products from Rensselaer Site I to the Myerstown, Pennsylvania facility and the cost of purchasing equipment to be used at the Myerstown, Pennsylvania facility for the manufacture of the Phiso Products shall be paid by Purchaser. Purchaser shall be able to recover such relocation and equipment costs in full from the owner of the Ethical Transferred Business relating to the Phiso Products pursuant to the supply arrangements contemplated by Section 5.12 of the Ethical Asset Purchase Agreement prior to or upon the expiration of initial term of such supply arrangements.

            Section 3. References. All references to "this Agreement" in the Stock Purchase Agreement shall mean the Stock Purchase Agreement as amended hereby.

            Section 4. Controlling Law. This Amendment shall be governed by and construed in accordance with the laws of the State of New York, without regard to principles of conflicts-of-law.

            Section 5. Execution in Counterparts. This Amendment may be executed in any number of counterparts, each of which shall be deemed to be an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument.

            Section 6. No Other Amendments. The amendment set forth herein is limited precisely as written and shall not be deemed to be an amendment to any other term or condition of the Stock Purchase Agreement or any of the documents referred to therein. Whenever the Stock Purchase Agreement is referred to in the Stock Purchase Agreement or in any other agreements, documents and instruments, such reference shall be to the Stock Purchase Agreement as amended hereby. Except as expressly amended hereby, the terms and conditions of the Stock Purchase Agreement shall continue in full force and effect.

            Section 7. Notices. All Notices or other communications hereunder shall be deemed to have been duly given and made if in writing and if served by personal delivery upon the party for whom it is intended, if delivered by registered or certified mail, return receipt requested, or by a national courier service, or if sent by telecopier, provided, that the telecopy is promptly confirmed by telephone confirmation thereof, to the person at the address set forth below, or such other address as may be designated in writing hereafter, in the same manner, by such person:

            To Purchaser:

                  SMITHKLINE BEECHAM plc
                  1 New Horizons Court
                  Great West Road, Brentford
                  Middlesex TW8 9EP
                  United Kingdom
                  Telephone:  011-44-81-975-2030
                  Telecopy:  011-44-81-975-2040
                  Attn:  General Counsel

            With a copy to:

                  SKADDEN, ARPS, SLATE, MEAGHER & FLOM
                  919 Third Avenue
                  New York, New York  10022
                  Telephone:  212-735-3000
                  Telecopy:  215-735-2000
                  Attn:  Eileen Nugent Simon

            To Seller:

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
                  Attn:  George H. White

            Section 8. Parties in Interest. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns. Nothing in this Agreement, express or implied, is intended to confer upon any Person other than Purchaser, Seller, or their successors or permitted assigns, any rights or remedies under or by reason of this Agreement.

            Section 9. Assignment and Assumptions. Kodak and L&F Products Inc. hereby acknowledge that, with respect to a certain stock purchase agreement, as it may be amended from time to time (the "Miles Agreement"), dated as of September 11, 1994, Purchaser's rights and obligations under this Amendment will be assigned to and assumed by Miles Inc. from and after the Closing Date (as defined in the Miles Agreement) and subject to the provisions of Section 9.3 of the Stock Purchase Agreement.

            IN WITNESS WHEREOF, the parties hereto have executed this Amendment on the date first written above.


                        EASTMAN KODAK COMPANY



                        By_________________________________
                          Name:
                          Title:


                        L&F PRODUCTS INC.



                        By:
                              Name:
                              Title:


                        SMITHKLINE BEECHAM plc



                        By:
                              Name:
                              Title:

                                Schedule 1.1


                              G. Bolster
                              A. Porte
                              L. Sternson
                              G. Cooper
                              N. Neill
                              G. Liversidge
                              J. Rejeange
                              M. Coyne

                                 SCHEDULE X

                         GELCAP AND GELTAB PATENTS


            Title             Docket No.    U.S. Serial No.  Filing Date

  1. Apparatus for              67,126          264,391     June 23, 1994
  Orienting and Loading
  Solid Compact Medicaments

  2. Aparatus for Holding       66,661           88,500     July 7, 1993
  Solid Compact Medicaments
  During Processing

  3. Apparatus for Holding      65,386           88,501     July 7, 1993
  Solid Compact Medicaments
  During Processing

  4. Apparatus for Holding      64,780           88,467     July 7, 1993
  Compact Medicaments
  During Processing

                                 SCHEDULE Y

                      KODAK GELCAP AND GELTAB KNOW-HOW


                     I.  Technical Reports and Drawings


  Caplet Dabber for Gelating
  Coating Apparatus                        Technical Report No. 279264H


  Drawing Series          71-88-xxxx        Pilot Equipment Drawings



  Drawing Series     002SH-700-xxxxx GELX   P&IDs

  Drawing Series     002SH-720-xxxxx GELX   Process Control Drawings

  Drawing Series     002SH-600-xxxxx GELX   Wet End Equipment Drawings

  Drawing Series     002SH-602-xxxxx GELX   Equipment Layouts

  Drawing Series     002SH-604-xxxxx GELX   Piping Drawings

  Drawing Series     002SH-620-xxxxx GELX   Equipment Details

  Drawing Series     002SH-640-xxxxx GELX   Piping Details

  Drawing Series     002SH-601-xxxxx GELX   Drying Equipment Layout

  Drawing Series     002SH-603-xxxxx GELX   HVAC Equipment Layout

  Drawing Series     002SH-630-xxxxx GELX   Dryer Plenum Modules

  Drawing Series     002SH-701-xxxxx GELX   PFDs

  Drawing Series         71-90-xxxxx GELX   Layout Drawings

  Drawing Series         71-90-50xxx GELX   Electrical/Controls

  Drawing Series        D5-533-xxxxx GELX   Carrier Product Drawings

                         II.  INVENTION DISCLOSURES


                        Title                              Docket No.


  1. Solid Form Medicament Orientating Feed Track            67,129

  2. Vacuum Gripping Method and Apparatus for Dip            70,216
  Coating Solid Dosage Form Medicaments

  3. Caplet Gripping Methods                                 70,476

  4. Wetted Pin Excess Solution Removal Apparatus            67,620
  for Dip Coating

  5. Wetted Plate Excess Solution Removal                    67,622
  Apparatus for Dip Coating

  6. Excess Coating Solution Removal Apparatus               64,682
  and Method

  7. Caplet Dabber for Gelatine Coating Apparatus            66,436

  8. Ph Sensitive, Moisture Barrier Layer for                65,383
  Aspirin

  9. Tablet Holding Apparatus-2 Piece, Spring-               71378
  Loaded Plates Wintegrated Vacuum Tubes

  10. Keyhole Carrying/Securing Device for                   71379
  Tablets

  11. T-Brid Carrying/Securing Device for Tablets            71381

  12. Method and Apparatus for Caplet Coating           Not yet docketed
  with

  13. Gelatinous Coated Aspirin                         Not yet docketed

  14. Method and Apparatus for Drying Gelatinous        Not yet docketed
  Coated Medicaments

  15. Method and Apparatus for Coating Gelatinous       Not yet docketed
  Material onto Medicaments

  16. Caplet Feeder/Loader for Gelatine Coating              64,779
  Apparatus

  17. Method and Apparatus for Reorienting              Not yet docketed
  Gelatinous Coated Medicaments

  18. Method and Apparatus for Aligning                 Not yet docketed
  Medicaments prior to Gelatinous Coating

                                                               Annex 5.8(a)





                  ASSIGNMENT OF NANOPARTICULATE TECHNOLOGY


L&F Products Inc., a Delaware corporation ("L&F"), does hereby assign, sell, transfer, convey and deliver to Eastman Kodak Company, a New Jersey corporation ("Kodak"), its successors and assigns, its entire title, right, and interest, if any, including, without limitation, priority rights, in and to nanoparticulate technology, including, without limitation, all trade secrets, know-how, formulae, practices, methods, ideas, research and development, compositions, compounds, poorly water soluble drugs, biocompatible surfactants and other substances and materials used in nanoparticulate compositions, technical data, designs, drawings, laboratory notebooks, or portions thereof, specifications, software source and object code and firm-ware (whether or not patentable), discoveries, inventions and improvements, and further including, without limitation, the technical reports and invention disclosures listed in attached Schedule 1, which represent in their entirety a portion of said nanoparticulate technology;
and the right to file applications for Letters Patent on any invention based on said nanoparticulate technology, and any divisional, continuation, continuation-in-part, or reissue applications which have been or may be filed, or substitute or extension applications thereof, applications corresponding thereto in whole or in part in all other countries, and title to Letters Patent and similar protective rights granted on said applications, as well as the right to claim any applicable priority rights arising from said applications under the terms of any applicable conventions, treaties, statutes or regulations, said applications to be filed and issued in the name of Kodak or its designee; and L&F agrees to execute such documents as in the judgment of Kodak or its designee may be necessary to obtain any such patents and similar protective rights and maintain the title thereto in Kodak or its designee; and L&F further agrees that, upon request, but without out-of-pocket expense to itself, L&F shall furnish to Kodak or its designee any data, information, exhibits, memoranda, or other evidence in its possession relating to any of said inventions or improvements and shall testify in any ex parte or inter partes legal or administrative proceedings relating thereto; and L&F authorizes and requests issuance of all Letters Patent and similar protective rights that may be granted on any of said applications, to the extent that and in such manner as such issuance shall be requested by Kodak or its designee.

This document shall be governed, construed and interpreted in all respects in accordance with the laws of the State of New York, USA.


L&F PRODUCTS INC.                         EASTMAN KODAK COMPANY

Signature of Assignor:                    Signature of Assignee:



Title:                              Title:

Date:                               Date:

Witnessed:                          Witnessed:



Witness Name and Address:           Witness Name and Address:

                                                            Schedule 5.8(c)





            RESOLVED, that a perpetual, irrevocable, worldwide, royalty-

free nonexclusive license under the primary packaging patents and patent applications listed in Annex A hereto (including, without limitation,

divisions, continuations, continuations-in-part, reissues, extensions and renewal applications) to make, have made, use, sell and/or otherwise dispose of any products other than Over-the-Counter Human Pharmaceutical

Products (as defined in the Sanofi Agreement), be granted, and hereby is granted, to Eastman Kodak Company and its affiliates ("Seller").  The aforementioned license shall be non-assignable by Seller without the written approval of the Company, except that Seller may freely assign such license upon the sale of all or substantially all of the assets or business pertaining to any product to which the license relates.  The Company shall have no obligations to Seller with respect to the filing, prosecution, or maintenance of any of the patents or patent applications included in the foregoing license, and the Company, at its sole discretion, may freely discontinue, any such filing, prosecution or maintenance.

            IN WITNESS WHEREOF, the parties hereto have executed this

Amendment on the date first written above.


                        EASTMAN KODAK COMPANY


                        By:
                            Name:
                            Title:



                        L&F PRODUCTS INC.


                        By:
                            Name:
                            Title:



                        SMITHKLINE BEECHAM plc


                        By:
                            Name:
                            Title:

                                                Exhibit 10(C)









                   ASSET PURCHASE AGREEMENT


                        by and between


                     EASTMAN KODAK COMPANY


                              and


                       JOHNSON & JOHNSON


                 Dated as of September 2, 1994

                     _____________________

                       TABLE OF CONTENTS

                                                          Page

                           ARTICLE I

                          DEFINITIONS

     1.1     Certain Definitions.. . . . . . . . . . . . . 184
     1.2     Certain Terms . . . . . . . . . . . . . . . . 195



                          ARTICLE II

                       PURCHASE AND SALE

     2.1     Purchase and Sale; Acquired Assets. . . . . . 195
     2.2     Purchase and Sale; Assumption of Liabilities. 196
     2.3     Purchase Price. . . . . . . . . . . . . . . . 196
     2.4     Post-Closing Adjustment . . . . . . . . . . . 197
     2.5     Closing . . . . . . . . . . . . . . . . . . . 199
     2.6     Deliveries by Buyer . . . . . . . . . . . . . 199
     2.7     Deliveries by Seller. . . . . . . . . . . . . 200
     2.8     Nonassignability of Assets. . . . . . . . . . 201
     2.9     Certain Dispositions. . . . . . . . . . . . . 202
     2.10    Agreement of Means of Transfer. . . . . . . . 202
     2.11    Additional Payments.. . . . . . . . . . . . . 203

                          ARTICLE III

            REPRESENTATIONS AND WARRANTIES OF BUYER

     3.1     Organization. . . . . . . . . . . . . . . . . 203
     3.2     Authorization . . . . . . . . . . . . . . . . 204
     3.3     Noncontravention. . . . . . . . . . . . . . . 204
     3.4     Binding Effect. . . . . . . . . . . . . . . . 205
     3.5     Consents and Approvals. . . . . . . . . . . . 205
     3.6     Lawsuits; Claims. . . . . . . . . . . . . . . 205
     3.7     Financial Capability. . . . . . . . . . . . . 206
     3.8     Finder's Fees . . . . . . . . . . . . . . . . 206
     3.9     No Other Representations or Warranties. . . . 206


                          ARTICLE IV

           REPRESENTATIONS AND WARRANTIES OF SELLER

     4.1     Organization. . . . . . . . . . . . . . . . . 206
     4.2     Subsidiaries. . . . . . . . . . . . . . . . . 207
     4.3     Corporate Authorization . . . . . . . . . . . 208

     4.4     Noncontravention. . . . . . . . . . . . . . . 208
     4.5     Binding Effect. . . . . . . . . . . . . . . . 209
     4.6     Taxes.. . . . . . . . . . . . . . . . . . . . 209
     4.7     Financial Statements. . . . . . . . . . . . . 211
     4.8     Consents and Approvals. . . . . . . . . . . . 211
     4.9     Intellectual Property . . . . . . . . . . . . 211
     4.10    Title to and Condition of Property. . . . . . 213
     4.11    Contracts . . . . . . . . . . . . . . . . . . 214
     4.12    Lawsuits; Claims. . . . . . . . . . . . . . . 214
     4.13    Compliance with Laws. . . . . . . . . . . . . 215
     4.14    Labor Relations . . . . . . . . . . . . . . . 215
     4.15    Absence of Certain Changes. . . . . . . . . . 215
     4.16    Employee Benefits . . . . . . . . . . . . . . 216
     4.17    Environmental Matters . . . . . . . . . . . . 219
     4.18    No Other Representations or Warranties. . . . 219
     4.19    Finder's Fees . . . . . . . . . . . . . . . . 220
     4.20    Representations . . . . . . . . . . . . . . . 220


                           ARTICLE V

                           COVENANTS

     5.1     Access. . . . . . . . . . . . . . . . . . . . 220
     5.2     Conduct of Business . . . . . . . . . . . . . 221
     5.3     Reasonable Efforts; Further Assurances. . . . 222
     5.4     Tax Matters . . . . . . . . . . . . . . . . . 223
     5.5     Post-Closing Obligations of the Business to Certain
             Employees . . . . . . . . . . . . . . . . . . 233
     5.6     No Shop . . . . . . . . . . . . . . . . . . . 242
     5.7     Compliance with WARN. . . . . . . . . . . . . 242
     5.8     Use of Kodak Name . . . . . . . . . . . . . . 242
     5.9     Reporting . . . . . . . . . . . . . . . . . . 242
     5.10    Licensed Trademarks . . . . . . . . . . . . . 243
     5.11    Patent and Hopper Licenses. . . . . . . . . . 243
     5.12    Software Licenses . . . . . . . . . . . . . . 246
     5.13    Customer Equipment Services . . . . . . . . . 246
     5.14    Kodak Park Product Supply Agreement . . . . . 246
     5.15    KEMD Product Supply Agreement . . . . . . . . 247
     5.16    Clinical Diagnostic Support Services Supply Agreement 247
     5.17    Non-U.S. Support Services . . . . . . . . . . 247
     5.18    Master Sales Agency Agreement . . . . . . . . 247
     5.19    Biolyzer Supply Agreement . . . . . . . . . . 247
     5.20    Lease Agreements. . . . . . . . . . . . . . . 248
     5.21    Right of First Refusal. . . . . . . . . . . . 249
     5.22    GECC Contract . . . . . . . . . . . . . . . . 250
     5.23    Removal of Coating Machines . . . . . . . . . 250
     5.24    Capital Improvement Projects. . . . . . . . . 250
     5.25    Research and Development. . . . . . . . . . . 250
     5.26    Provision of Equipment. . . . . . . . . . . . 251
     5.27    Additional Distribution Agreements. . . . . . 251

     5.28    Further Assurances. . . . . . . . . . . . . . 251
     5.29 Buyer's Knowledge of Business; Seller's Representations Modified by Buyer's Knowledge 252
     5.30    Certain Environmental Arrangements. . . . . . 252
     5.31    Agreement Not to Compete. . . . . . . . . . . 253
     5.32    Confidentiality . . . . . . . . . . . . . . . 254
     5.33    Non Solicitation. . . . . . . . . . . . . . . 254
     5.34    Insurance Proceeds. . . . . . . . . . . . . . 255

                          ARTICLE VI

                     CONDITIONS TO CLOSING

     6.1     Conditions to the Obligations of Both Parties 255
     6.2     Conditions to the Obligations of Buyer. . . . 256
     6.3     Conditions to the Obligations of Seller . . . 256

                          ARTICLE VII

                   SURVIVAL; INDEMNIFICATION

     7.1     Survival. . . . . . . . . . . . . . . . . . . 258
     7.2     Indemnification by Buyer. . . . . . . . . . . 258
     7.3     Indemnification by Seller . . . . . . . . . . 259
     7.4     Indemnification Procedures. . . . . . . . . . 260
     7.5     Characterization of Indemnification Payments. 261

                         ARTICLE VIII

                          TERMINATION

     8.1     Termination . . . . . . . . . . . . . . . . . 261
     8.2     Effect of Termination . . . . . . . . . . . . 262


                          ARTICLE IX

                         MISCELLANEOUS

     9.1     Notices . . . . . . . . . . . . . . . . . . . 263
     9.2     Amendment; Waiver . . . . . . . . . . . . . . 264
     9.3     Assignment. . . . . . . . . . . . . . . . . . 264
     9.4     Entire Agreement. . . . . . . . . . . . . . . 265
     9.5     Parties in Interest . . . . . . . . . . . . . 265
     9.6     Public Disclosure . . . . . . . . . . . . . . 265
     9.7     Expenses. . . . . . . . . . . . . . . . . . . 265
     9.8     Schedules . . . . . . . . . . . . . . . . . . 266
     9.9     GOVERNING LAW; SUBMISSION TO JURISDICTION . . 266
     9.10    Counterparts. . . . . . . . . . . . . . . . .

     9.11    Headings. . . . . . . . . . . . . . . . . . . 266
     9.12    Severability. . . . . . . . . . . . . . . . . 267
     9.13    Confidentiality . . . . . . . . . . . . . . . 267


ANNEXES

     A -  Transitional Trademarks License Agreement
     B -  Trademark License Agreement
     C -  Hopper License Agreement
     D -  Software License Agreements
     E -  Customer Equipment Services Agreement
     F -  Kodak Park Product Supply Agreement
     G -  KEMD Product Supply Agreement
     H -  Clinical Diagnostic Support Services Supply
          Agreement
     I -  Biolyzer Supply Agreement
     J -  Real Property Leases

SCHEDULES

     Schedule 1.1(a)CDD Specific Intellectual Property
     Schedule 1.1(b)Financial Statements
     Schedule 1.1(c)Leased Real Property
     Schedule 2.4        Working Capital Statement
     Schedule 3.1        Organization
     Schedule 3.3        Noncontravention
     Schedule 3.5        Consents and Approvals
     Schedule 3.6        Lawsuits; Claims
     Schedule 4.1        Organization
     Schedule 4.2        Transferred Subsidiaries
     Schedule 4.4        Noncontravention
     Schedule 4.6        Taxes
     Schedule 4.7        Financial Statement Practices
     Schedule 4.8        Consents & Approvals
     Schedule 4.9        Infringements on Intellectual Property
     Schedule 4.10       Encumbrances
     Schedule 4.11       Contracts
     Schedule 4.12       Lawsuits; Claims
     Schedule 4.13       Compliance with Laws
     Schedule 4.14       Labor Relations
     Schedule 4.15       Absence of Changes
     Schedule 4.16       Employee Benefits
     Schedule 4.17       Environmental Matters
     Schedule 5.24       Capital Improvement Projects
     Schedule 5.25       Research and Development
     Schedule 5.5(g)Employee
Agreements

                   ASSET PURCHASE AGREEMENT


          This ASSET PURCHASE AGREEMENT is made as of September 2, 1994 by and between JOHNSON & JOHNSON, a corporation organized under the laws of New Jersey ("Buyer"), and EASTMAN KODAK COMPANY, a corporation organized under the laws of the State of New Jersey ("Seller").

                     W I T N E S S E T H:
          WHEREAS, Seller is engaged in, among other things, the business of designing, discovering, developing, manufacturing, marketing, selling and servicing products for in vitro diagnostic testing worldwide through its Clinical Diagnostics Division (hereinafter referred to as the "Business"); and
          WHEREAS, Seller desires to sell to Buyer, and Buyer desires to purchase and assume from Seller, certain of the assets and liabilities related to the Business, all as more fully set forth herein, on the terms and subject to the conditions set forth herein;
          NOW, THEREFORE, in consideration of the premises and the mutual representations, warranties, covenants and agreements contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

                           ARTICLE I

                          DEFINITIONS

          1.1 Certain Definitions. As used in this Agreement, the following terms shall have the meanings set forth or as referenced below:
          "Accounts Receivable" means all accounts receivable of the Business as of the Closing Date arising out of the sale or other disposition of goods or services of the Business except to the extent included in Excluded Assets.

          "Acquired Assets" has the meaning set forth in Section 2.1 hereof.

          "Affiliates" mean, with respect to any Person, any Persons directly or indirectly controlling, controlled by, or under common control with, such other Person at any time during the period for which the determination of affiliation is being made. For purposes of this definition, the term "control" (including the correlative meanings of the terms "controlled by" and "under common control with"), as used with respect to any Person, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of management policies of such Person, whether through the ownership of voting securities or by contract or otherwise.

          "Agreement" means this Asset Purchase Agreement, as the same may be amended or supplemented from time to time in accordance with the terms hereof.

          "Ancillary Agreements" means the Transitional Trademarks License Agreement, the Trademark License Agreement, the Hopper License Agreement, the Software License Agreements, the Customer Equipment Services Agreement, the Kodak Park Product Supply Agreement, the KEMD Product Supply Agreement, the Clinical Diagnostic Support Services Supply Agreement, the Biolyzer Supply Agreement and the Real Property Leases.

          "Assumed Liabilities" means all debts, liabilities, or obligations whatsoever, other than Excluded Liabilities, that arise out of or relate to the Business (but only to the extent so related) i.e. not general allocations (including, without limitation, the Employees and, as of the Effective Date of Transfer, the Post-Closing CESD Employees) or the Acquired Assets, whether arising before or after the Closing and whether known or unknown, fixed or contingent.

          "Benefit Plans" has the meaning set forth in Section 4.16 hereof.

          "Biolyzer Supply Agreement" has the meaning set forth in
Section 5.19 hereof.

          "Books and Records" means all books, ledgers, files, reports, plans and operating records of, or maintained by, the Business, except to the extent included in or related to any Excluded Assets.

          "Business" has the meaning set forth in the recitals of this Agreement.

          "Business Day" means any day other than a Saturday, a Sunday or a day on which banks in New York City are authorized or obligated by law or executive order to close.

          "Buyer" has the meaning set forth in the recitals of this Agreement.

          "Buyer's Objection" has the meaning set forth in Section 2.4(b) hereof.

          "Cardiff Property" means the Leased Real Property located at Cardiff, Wales.

          "CDD General Intellectual Property" means Intellectual Property Related to the Business other than patents, patent applications, computer software and related databases, registered trademarks, service marks and trade names, except to the extent included in Excluded Assets.

          "CDD Specific Intellectual Property" means the Intellectual Property Related to the Business set forth on Schedule 1.1(a) hereto.

          "Clinical Diagnostic Support Services Supply Agreement" has the meaning set forth in Section 5.16 hereof.

          "Closing" means the closing of the transactions contemplated by this Agreement.

          "Closing Date" has the meaning set forth in Section 2.5 hereof.

          "Code" means the Internal Revenue Code of 1986, as amended.

          "Competitor" means a manufacturer of thin film coated, multilayer Imaging Products.

          "Confidentiality Agreement" means the confidentiality agreement, dated March 14, 1994, between Seller and Buyer.

          "Consideration" has the meaning set forth in Section 5.4 hereof.

          "Contracts" means all agreements, contracts, purchase orders, arrangements, commitments and licenses that are Related to the Business or to which the Acquired Assets are subject, except to the extent included in Excluded Assets.

          "CPA Firm" has the meaning set forth in Section 2.4(b) hereof.

          "Current Assets" means all current assets Related to the Business, except to the extent included in Excluded Assets and except that for purposes of the June 30 Working Capital Statement cash and cash equivalents are excluded.

          "Current Liabilities" means all current liabilities of the Business, except to the extent included in Excluded Liabilities.

          "Customer Equipment Services Agreement" has the meaning set forth in Section 5.13 hereof.

          "Dental Field" means the prevention, diagnosis, treatment, or monitoring of human or animal diseases, state of health, pathological conditions, or genetic traits or predispositions, in each case relating to the teeth or the tissue or bone around the teeth.

          "Dental Products" means all products or services which are designed, developed, manufactured, marketed, or serviced in the Dental Field, including without limitation, materials, processes or equipment.

          "Effective Date of Transfer" means the Post-Closing CESD Employees' last day of employment with Seller.

          "Employees" means all current employees of Seller or any of the Transferred Subsidiaries who are dedicated to the Business and all current employees of any other Subsidiary (which number shall not exceed 245) who are dedicated to the Business, not to exceed in the aggregate 2825.

          "Encumbrances" means with respect to any property, asset or rights, mortgages, pledges, liens, charges, encumbrances, security interests, options, or any other restrictions or third party rights with respect to such property, asset or right. For purposes of this Agreement, a Person shall be deemed to own subject to an Encumbrance any property, asset or right which it has acquired or holds subject to the interest of a vendor, lessor or licensor under any conditional sales agreement, capital lease or other title retention agreement relating to such property, asset or right.

          "Environmental Actions" means any and all actions or causes of action, suits, liabilities, losses, litigations, arbitrations, proceedings, executory decrees, judgments, penalties, fees, costs, expenses, demands, demand letters, orders, claims (including any claims involving liability in tort, strict, absolute or otherwise), Encumbrances, notices of noncompliance or violations, or legal fees or costs of investigations or proceedings, relating to compliance or non-compliance with any Environmental Law or any governmental permit issued under any Environmental Law, or arising from the presence or release (or alleged presence or release) into the environment of any Hazardous Substance. Environmental Actions include, without limitation, and regardless of the merit, any and all of the foregoing by any Person for enforcement, cleanup, removal, response, remedial or other actions for damages, contribution, indemnification, cost, recovery, compensation or injunctive relief pursuant to any Environmental Law or arising from any alleged injury or threat of injury to human health, welfare, safety the environment or natural resources.

          "Environmental Law" means any applicable federal, state, local or foreign law, statute, ordinance, rule, regulation, code, order, judgment, decree or injunction relating to (x) the protection of the environment, (including, without limitation, air, water vapor, surface water, groundwater, drinking water supply and surface or subsurface land), or (y) the exposure to, or the use, storage, recycling, treatment, generation, transportation, processing, handling, labeling, production, release or disposal of, Hazardous Substances.

          "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

          "ERISA Affiliate" means any entity which is considered a predecessor of Seller or one employer with Seller under Section 4001 of ERISA or Section 414 of the Code.

          "Excluded Assets," notwithstanding any other provision of this Agreement, means the following assets of Seller or any Subsidiary which are not to be acquired by Buyer hereunder:

          (a) all inter-company loans receivable of Seller and the Subsidiaries;

          (b) all causes of action, choses in action, rights of recovery and rights of set-off of any kind against any Person arising out of or relating to the Excluded Assets or the Excluded
     Liabilities;

          (c) the unpatented technology which, as of the Closing Date, Seller or any Subsidiary has the right to license and has developed, created, or otherwise acquired in connection with the design, development, manufacture, marketing, or service of Imaging Products, including without limitation, coating formulations and handling technology, chemical materials analysis and manufacturing technology, paper and film converting technology, materials assembly technology, plastics and finishing technology, optical system, electrical component, and mechanical equipment design and manufacturing technology, and information systems technology;

          (d) any refunds of Taxes to the extent such Taxes were paid by Seller or any Subsidiary prior to the Closing, or are, or if not so paid would be, Excluded Liabilities;

          (e) all prepaid Taxes to the extent such Taxes relate to any taxable period, or portion thereof, ending on or before the Closing Date;

          (f) all Tax Returns and all other books and records related thereto which the Seller or a Subsidiary other than a Transferred Subsidiary is required by law to retain;

          (g) all real property other than the Leased Real Property, including any fixtures thereon;

          (h) all raw material and work in process inventories and all equipment that are utilized in the manufacture of the products to be offered to Buyer under any Ancillary Agreement; provided that the injection molding machine and the assembly machine for the manufacture of IDx wells, the molds used therein and the tooling for the E-250 sample handler shall be Acquired
Assets;

          (i) all inter-company accounts receivable of Seller and the Subsidiaries;

          (j) all licenses to Seller or any Subsidiary with respect to computer software and related databases, and patents or patent applications other than those set forth on Schedule 1.1(a) hereto; and

          (k) all distribution agreements with any third party that relate to any business of Seller and the Subsidiaries other than the Business.

          "Excluded Liabilities," notwithstanding any other provision of this Agreement, shall mean the following liabilities and obligations of Seller or any Subsidiary, which are not to be assumed by Buyer hereunder:

          (a) all liabilities and obligations arising out of or relating to the Excluded Assets, other than (i) with respect to environmental matters, those liabilities and obligations arising out of or relating to the assets set forth in subsection (g) of the Excluded Assets definition (which liabilities and obligations are the subject of subsection (b) of this definition), (ii) those liabilities and obligations arising out of or caused by Buyer's use or operation of the Kodak Leased Property following the Closing and (iii) as provided in the leases covering any real property included in the Kodak Leased Property;

          (b) subject to Section 5.30 hereof, all liabilities and obligations arising in connection with or relating to any Environmental Law or Environmental Action occurring at any real property included in Kodak Leased Property or at the Cardiff Property at any time, whether before or after the Closing, other than those liabilities and obligations arising out of or caused by Buyer's use or operation of the real property following the Closing and other than as provided in the leases covering the real property included in the Kodak Leased Property;

          (c) all liabilities and obligations of Seller or any Subsidiary for Taxes for any taxable period, or portion thereof, ending on or before the Closing Date;

          (d) all liabilities and obligations arising out of the following litigation listed on Schedule 4.12 hereto: Kollsman Manufacturing Company, Inc. v. Eastman Kodak Company and Hock v. Eastman Kodak Company;

          (e) all intercompany liabilities, including without limitation, accounts payable and loans payable of Seller and the Subsidiaries; and

          (f) all other liabilities and obligations for which Seller has expressly assumed responsibility pursuant to this Agreement.

          "Final Working Capital Amount" means (i) if Current Liabilities exceed Current Assets as reflected on the Final Working Capital Statement, such excess, expressed as a negative number, or (ii) if Current Assets exceed Current Liabilities as reflected on the Final Working Capital Statement, such excess, expressed as a positive number.

          "Final Working Capital Statement" shall have the meaning set forth in Section 2.4(b) hereof.

          "Financial Statements" means the unaudited balance sheet of the Business as of December 31, 1993 and the related unaudited income statement for the year then ended attached hereto as Schedule 1.1(b).

          "Fixtures and Equipment" means all furniture, fixtures, furnishings, machinery, vehicles, equipment and other tangible personal property Related to the Business, including prototypes, molds, and demonstration, training and clinical trial materials, except to the extent included in Excluded Assets.

          "GAAP" means U.S. generally accepted accounting principles.

          "Hazardous Substance" means any chemical, substance or material
(a) listed, defined, designated or classified as hazardous, toxic, pollutant, contaminant, or words of similar import under any Environmental Law and (b) the handling, use or disposal of, or exposure to, which is prohibited, limited or regulated by a governmental body.

          "Hopper License Agreement" has the meaning set forth in
Section 5.11(e) hereof.

          "H-S-R Act" means the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

          "Imaging Products" means all products used in, and services provided with respect to, the Imaging Field, including, without limitation, materials, processes, equipment and processes for manufacturing, using or servicing the same. Materials in Imaging Products include, among others, energy sensitive media (e.g., silver and non-silver films, papers, discs, tapes, drums, belts, and plates), image-receiving media (e.g., transparencies, coated films, and coated papers), chemicals used to formulate, process, develop or finish such media (e.g., dyes, polymers, developers, toners, and inks), and circuit boards, semiconductors, and electronic components used in image-forming processes and equipment (e.g., sensors, emitters, and solid state devices). For purposes of this definition, "Imaging Field" means the capture, storage, retrieval, manipulation, communication, display or processing of an image or other information pattern in digital or analog form.

          "Intellectual Property" means patents, patent applications, inventions, trade secrets, know-how, copyrights, works of authorship, mask rights, trademarks, service marks, trade names, and any similar proprietary rights, including without limitation, such rights embodied in technical reports, laboratory reports and notebooks and invention disclosures.

          "Inventory" means all inventory held for resale and all raw materials, work in process, finished products, and wrapping, supply and packaging items, in each case Related to the Business as of the Closing Date except to the extent included in Excluded Assets.

          "In Vitro Diagnostic Products" means products for use in detecting, analyzing or quantifying a substance or characteristic of a sample of human or animal tissue or human or animal biological fluid which is indicative of a disease, state of health, pathological condition, or genetic trait or predisposition, other than Dental Products and other than products that are both image forming and radiation sensitive; it being understood that such definition includes radioimmunoassay products but does not include in-vivo applications.

          "June 30 Working Capital Amount" means (i) if Current Liabilities exceed Current Assets as reflected on the June 30 Working Capital Statement, such excess, expressed as a negative number, or (ii) if Current Assets exceed Current Liabilities as reflected on the June 30 Working Capital Statement, such excess, expressed as a positive number.

          "June 30 Working Capital Statement" means the June 30, 1994 working capital statement of the Business.

          "KEMD Product Supply Agreement" has the meaning set forth in
Section 5.15
hereof.

          "Knowledge of Seller" or any similar phrase means the actual knowledge of key management employees of Seller or any Subsidiary as set forth in any documentation prior to the Closing; it being understood that actual knowledge includes any information that such employees should have known after reasonable due diligence prior to the Closing, even if not set forth in any documentation.

          "Kodak Germany-Parent" means Kodak Beteiligungs-GmbH.

          "Kodak Germany-Sub" means Kodak Diagnostic (Deutschland) GmbH.

          "Kodak Leased Property" means those assets that are to be leased, licensed or otherwise provided by Seller and/or any Subsidiary to Buyer pursuant to this Agreement or any Ancillary Agreement, including, without limitation, the Kodak Licensed Intellectual Property.

          "Kodak Licensed Intellectual Property" means the Intellectual Property to be licensed to Buyer by Seller or any Subsidiary pursuant to this Agreement or any Ancillary Agreement.

          "Kodak Park Leased Real Property" means the real property owned by Seller consisting of portions of buildings known as Building 59, Building 82, Building 83, Building 313 and Building 642, each of which is located within Seller's manufacturing facility known as Kodak Park located in the City of Rochester and the Town of Greece, New York and which is to be leased to Buyer pursuant to certain of the Real Property Leases.

          "Kodak Park Product Supply Agreement" has the meaning set forth in Section 5.14 hereof.

          "Kodak Services" means those services to be provided by Seller and/or any Subsidiary to Buyer pursuant to this Agreement or any Ancillary Agreement.

          "Leased Real Property" means all real property leased by Seller or any Subsidiary from third parties prior to the Closing, including any buildings, structures and improvements thereon or appurtenances thereto, Related to the Business set forth on Schedule 1.1(c) hereto.

          "Losses" has the meaning set forth in Section 7.2 hereof.

          "Master Purchasing Plans" means any master purchase agreements, group purchasing plans and similar master agreements of Seller relating to the purchase of goods and services not particular to the Business.

          "Material Adverse Effect" means a material adverse effect, or a reasonable likelihood of resulting in a material adverse effect, on the business, financial condition or results of operations of the Business, taken as a whole.

          "Operating Agreement" means the Amended and Restated Operating Agreement by and among Seller, Imaging Financial Services, Inc. and an Unconditional Guarantee by General Electric Credit Corporation, dated December 31, 1992.

          "Pension Excess" has the meaning set forth in
Section 5.5(c)(ii) hereof.

          "Pension Plan" means a Benefit Plan which is an "employee pension benefit plan" within the meaning of Section 3(2) of ERISA.

          "Pension Shortfall Amount" has the meaning set forth in
Section 5.5(c)(ii) hereof.

          "Person" means an individual, a corporation, a partnership, an association, a trust or other entity or organization.

          "Plans" has the meaning set forth in Section 4.16(b) hereof.

          "Post-Closing CESD Employee" means any person designated by Buyer and agreed to by Seller who is employed by the Customer Equipment Services Division of Seller and accepts employment with Buyer after the Closing Date.

          "Purchase Price" has the meaning set forth in Section 2.3 hereof.

          "Real Property Leases" has the meaning set forth in Section
5.20 hereof.

          "Related to the Business" means primarily related to, or used primarily in connection with, the Business as conducted prior to the Closing.

          "Required Approvals" has the meaning set forth in Section 4.8 hereof.

          "Seller" has the meaning set forth in the recitals of this Agreement.

          "Seller Retirement Plan" has the meaning set forth in
Section 5.5(c)(ii) hereof.

          "Shared Real Property" means all real property leased or owned by Seller (other than the Kodak Park Leased Real Property, the Hawkeye Building, located on St. Paul Boulevard, Rochester, New York, Building 800, located on Buffalo Road, Rochester, New York, the Marketing Education Center Building, located at 4545 East River Road in the town of Henrietta, New York, and the warehouse space located at 58 McKee Road in the City of Rochester, New York) a portion of which is, and a portion of which is not, Related to the Business.

          "Software License Agreements" has the meaning set forth in
Section 5.12 hereof.

          "Subsidiary" means (a) any corporation in an unbroken chain of corporations beginning with Seller if each of the corporations other than the last corporation in the unbroken chain then owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain, (b) any partnership in which Seller is a general partner, or (c) any partnership in which Seller possesses a 50% or greater interest in the total capital or total income of such partnership.

          "Tax Returns" means any return, amended return or other report required to be filed with respect to any Tax, including declaration of estimated tax and information returns.

          "Taxes" means any federal, state, local or foreign taxes, including but not limited to income, gross receipts, windfall profits, value added, severance, property, production, sales, use, license, excise, franchise, employment, withholding or similar taxes together with any interest, additions or penalties with respect thereto and any interest in respect of such penalties.

          "Third Party Acquisition" has the meaning set forth in
Section 5.6 hereof.

          "Trademark License Agreement" has the meaning set forth in
Section 5.10 hereof.

          "Transferred Subsidiaries" means Kodak Japan Diagnostics Limited, Kodak Diagnostic S.A., Kodak Diagnostic S.p.A., Kodak Clinical Diagnostics (Europe) S.A. and Kodak Clinical Diagnostics Limited, except that in the event Seller makes an election under Section 2.10 hereof, Kodak Diagnostic S.A. and Kodak Clinical Diagnostics (Europe)
S.A.

shall not be included and any entity referred to in Section 2.10(b) shall be included.

          "Transferee Pension Plan" has the meaning set forth in
Section 5.5(c)(ii) hereof.

          "Transitional Trademarks License Agreement" has the meaning set forth in Section 5.8 hereof.

          "WARN" means the Worker Adjustment and Retraining Notification
Act.

          1.2 Certain Terms. (a) The words "hereof", "herein" and "hereunder" and words of similar import, when used in this Agreement, refer to this Agreement as a whole and not to any particular provision of this Agreement unless otherwise specifically stated to the contrary.
          (b) The terms defined in the singular have a comparable meaning when used in the plural, and vice versa.
          (c)  The terms "dollars" and "$" mean United States dollars.


                          ARTICLE II

                       PURCHASE AND SALE

          2.1 Purchase and Sale; Acquired Assets. On the terms and subject to the conditions set forth herein, at the Closing, Seller agrees to sell, convey, transfer, assign and deliver to Buyer or cause to be sold, conveyed, transferred, assigned and delivered, and Buyer agrees to purchase from Seller, or from certain of the Subsidiaries (i) all of Seller's or the Subsidiaries' right, title and interest in and to the assets of Seller or the Subsidiaries, other than the Transferred Subsidiaries, Related to the Business, whether tangible or intangible, real or personal, and whether or not in the stages of discovery, development or commercialization, except for the Excluded Assets and except as specifically limited by any definition in any of (a) through (i) of this Section 2.1 and (ii) subject to Section 5.22 hereof, all of Seller's rights under the Operating Agreement to the extent related to the Business (the "Acquired Assets"), including, without limitation, all of Seller's or the Subsidiaries' other than the Transferred Subsidiaries right, title and interest in and to the following:
          (a)  Leased Real Property;
          (b)  Accounts Receivable;
          (c)  Inventory;
          (d)  Fixtures and Equipment;
          (e)  Contracts;
          (f)  Books and Records;
          (g)  CDD General Intellectual Property;
          (h)  CDD Specific Intellectual Property;
          (i) all of the outstanding capital stock of the Transferred Subsidiaries; and
          (j) all claims, causes of action and choses in action to the extent related to the Acquired Assets or the Assumed Liabilities.
          2.2 Purchase and Sale; Assumption of Liabilities. On the terms and subject to the conditions set forth herein, at the Closing, Buyer agrees to assume and discharge or perform when due the Assumed Liabilities.
          2.3 Purchase Price. On the terms and subject to the conditions set forth herein, Buyer agrees to pay Seller an amount in cash equal to $1,008,000,000 (the "Purchase Price"), plus the amount, if any, required to be paid by Buyer pursuant to Section 2.4(d) hereof.

          2.4  Post-Closing Adjustment.  (a)  Within 60 days after the
Closing Date, Seller shall prepare, or cause to be prepared, and deliver to Buyer a working capital statement of the Business as of the Closing Date, which statement shall set forth the Current Assets and Current Liabilities as of the Closing Date and shall be prepared using the same accounting methods, policies, practices and procedures, with consistent classification, judgments and estimation methodology, as were used in preparing the June 30 Working Capital Statement, other than as set forth on Schedule 2.4(a) hereto (the "Preliminary Working Capital Statement").
          (b)  In the event Buyer determines that the Preliminary
Working Capital Statement has not been prepared on the basis set forth in
Section 2.4(a) hereof, Buyer shall so inform Seller in writing
(the "Buyer's Objection"), setting forth a reasonably specific description of the basis of the Buyer's Objection and the adjustments to the Preliminary Working Capital Statement which Buyer believes should be made, on or before the thirtieth day following the delivery by Seller of the Preliminary Working Capital Statement. In the event of the Buyer's
Objection, Seller shall have 15 days to review and respond to the Buyer's Objection and Seller and Buyer shall attempt to resolve the differences underlying the Buyer's Objection within 10 days following the completion of Seller's review of the Buyer's Objection. If Seller and Buyer are unable to resolve all their differences within such ten-day period, they shall refer their remaining differences to Arthur Andersen & Co., or such other nationally recognized firm of independent public accountants as to which Buyer and Seller may mutually agree (the "CPA Firm"), who shall, acting as experts and not as arbitrators, determine on the basis of the standard set forth in Section 2.4(a) hereof and only with respect to the remaining differences so submitted, whether and to what extent, if any, the Preliminary Working Capital Statement requires adjustment. The CPA Firm shall deliver its written determination to Buyer and Seller no later than the twentieth day after the remaining differences underlying the Buyer's Objection are referred to the CPA Firm, or such longer period of time as the CPA Firm determines is necessary. The CPA
Firm's determination shall be conclusive and binding upon the parties. The fees and disbursements of the CPA Firm shall be allocated between Buyer and Seller in such a way that Buyer shall be responsible for that portion of the fees and expenses equal to such fees and expenses multiplied by a fraction the numerator of which is the aggregate dollar value of disputed items submitted to the CPA Firm that are resolved against Buyer (as finally determined by the CPA Firm) and the denominator of which is the total dollar value of the disputed items so submitted and Seller shall be responsible for the remainder. Buyer and Seller shall make readily available to the CPA Firm all relevant books and records and any work papers relating to the Preliminary Working Capital Statement and all other items reasonably requested by the CPA Firm. The "Final Working Capital Statement" shall be (i) the Preliminary Working Capital Statement in the event that (x) the Buyer's Objection is not delivered to Seller in the period set forth in Section 2.4(b) hereof, or (y) Seller and Buyer so agree, or (ii) the Preliminary Working Capital Statement, as adjusted by either (x) the agreement of Seller and Buyer or (y) the CPA Firm.
          (c) Buyer shall provide Seller and its accountants full access to the Books and Records, any other information, including work papers of its accountants, and to any employees during regular business hours and on reasonable advance notice, subject to Buyer's reasonable rules and regulations, to the extent necessary for Seller to prepare the Preliminary Working Capital Statement and to review the Buyer's Objection. All information provided pursuant to this Section 2.4(c) shall be subject to the provisions of Section 5.32(a) hereof.
          ;$E  If the Final Working Capital Amount exceeds the June 30
Working Capital Amount, then Buyer shall pay to Seller an amount equal to such excess, together with simple interest thereon from the Closing Date to the date of payment at the rate of 8% per annum, calculated over a 365-day year. If the June 30 Working Capital Amount exceeds the Final Working
Capital Amount, then Seller shall pay to Buyer an amount equal to such excess, together with simple interest thereon from the Closing Date to the date of payment at the rate of 8% per annum, calculated over a 365-day year.
          (e) Any amount payable pursuant to Section 2.4(d) hereof shall be paid by wire transfer of immediately available funds to a bank account designated by Buyer or Seller, as the case may be, as soon as practicable following the Closing Date and in no event more than three
Business Days following the determination of the Final Working Capital
Statement.
          2.5 Closing. The Closing shall take place at the offices of Sullivan & Cromwell, 250 Park Avenue, New York, New York 10177 at 10:00 a.m. New York City time, on the fifth Business Day following the date on which all the conditions set forth in Sections 6.1 and 6.3(e) hereof have been satisfied or waived, or at such other time and place as the parties hereto may mutually agree. The date on which the Closing occurs is called the "Closing Date".
          2.6 Deliveries by Buyer. At the Closing, Buyer shall deliver to Seller the following:

          (a) the Purchase Price, in immediately available funds by wire transfer to an account designated by Seller prior to the Closing;
          (b) such instruments of assumption and other instruments or documents, in form and substance reasonably acceptable to Seller, as may be necessary for Buyer to assume the Assumed Liabilities;
          (c)  a duly executed copy of each of the Ancillary Agreements;
     and
          (d) the certificates and other documents to be delivered pursuant to Section 6.3 hereof.
          2.7 Deliveries by Seller. At the Closing, Seller shall deliver to Buyer the following:
          (a) bills of sale or other appropriate documents, in form and substance reasonably acceptable to Buyer, transferring all tangible personal property included in the Acquired Assets to Buyer;
          (b) stock certificates representing all of the shares of stock of the Transferred Subsidiaries duly endorsed or with stock powers executed in blank or otherwise in form suitable for transfer;
          (c) assignments, in form and substance reasonably acceptable to Buyer, assigning to Buyer all Contracts and Intellectual Property included in the Acquired Assets;
          (d) such other instruments or documents, in form and substance reasonably acceptable to Buyer, as may be necessary to effect the Closing;
          (e)  a duly executed copy of each of the Ancillary Agreements;

          (f) the certificates and other documents to be delivered pursuant to Section 6.2 hereof; and
          (g)  the resignations of all directors of the Transferred
     Subsidiaries.
          2.8 Nonassignability of Assets. Notwithstanding anything to the contrary contained in this Agreement, to the extent that the sale, assignment, transfer, conveyance or delivery or attempted sale, assignment, transfer, conveyance or delivery to Buyer of any Acquired
Asset or any claim or right or any benefit arising thereunder or resulting therefrom is prohibited by any applicable law or would require any governmental or third party authorizations, approvals, consents or waivers and such authorizations, approvals, consents or waivers shall not have been obtained prior to the Closing, this Agreement shall not constitute a sale, assignment, transfer, conveyance or delivery, or any attempted sale, assignment, transfer, conveyance or delivery, thereof. Following the Closing, the parties shall use reasonable efforts, and cooperate with each other, to obtain promptly such authorizations, approvals, consents or waivers; provided, however, that neither Seller nor Buyer shall be required to pay any consideration therefor. Pending such authorization, approval, consent or waiver, the parties shall cooperate with each other in any mutually agreeable, reasonable and lawful arrangements designed to provide to Buyer the benefits of use of such Acquired Asset. Once authorization, approval, consent or waiver for the sale, assignment, transfer, conveyance or delivery of an Acquired Asset not sold, assigned, transferred, conveyed or delivered at the Closing is obtained, Seller shall or shall cause a Subsidiary to, assign, transfer, convey and deliver such Acquired Asset to Buyer at no additional cost. To the extent that any such Acquired Asset cannot be transferred or the full benefits of use of any such Acquired Asset cannot be provided to Buyer following the Closing pursuant to this Section 2.8, then Buyer and Seller shall enter into such arrangements (including subleasing or subcontracting if permitted) to provide to the parties the economic (taking into account tax costs and benefits) and operational equivalent of obtaining such authorization, approval, consent or waiver and the performance by Buyer of the obligations thereunder. With respect to the provisions of this Section 2.8, Seller shall pay to Buyer, when received, all income, proceeds and other monies received by Seller with respect to any Acquired Asset, except to the extent same represents or relates to an Excluded Asset (net of any Taxes (and any other costs) imposed upon Seller or any Subsidiary in connection with the arrangements under this Section 2.8).
          2.9 Certain Dispositions. Notwithstanding anything to the contrary contained herein (a) at any time prior to the Closing, Seller may, upon 10 days prior written notice to Buyer, to the extent permitted under applicable law, cause all cash and cash equivalents, including, without limitation, investment securities and other short- and medium-term investments, held by any Subsidiary or otherwise allocated to the Business to be removed from the Business in a manner chosen by Seller, and (b) at any time prior to the Closing, Seller may, upon 10 days prior written notice to Buyer, cause any asset of a Transferred Subsidiary that would not be included in Acquired Assets if the assets, rather than the stock, of such Transferred Subsidiary were being conveyed hereunder, to be transferred to Seller or one or more of the Subsidiaries that are not Related to the Business.
          2.10 Agreement of Means of Transfer. Notwithstanding anything to the contrary contained in this Agreement, in lieu of selling the stock of Kodak Diagnostic

S.A. and Kodak Clinical Diagnostics (Europe) S.A. to Buyer, Seller may, upon 10 days prior written notice to Buyer, elect to transfer to Buyer (a) such assets and liabilities of such entities as are Acquired Assets and Assumed Liabilities, or (b) equity interests in one or more corporate or unincorporated entities which in the aggregate own all of such assets and liabilities.
          2.11 Additional Payments. On the date of any transfer of assets from a Seller Retirement Plan to a Transferee Pension Plan, Seller shall pay to Buyer the Pension Shortfall Amount, if applicable, or the Buyer shall pay to Seller the Pension Excess, if applicable, any of such payments to be made in cash or cash equivalents.


                          ARTICLE III

            REPRESENTATIONS AND WARRANTIES OF BUYER

          Buyer represents and warrants to Seller as follows:
          3.1 Organization. Buyer is a corporation duly organized, validly existing, and in good standing under the laws of the State of New Jersey. Buyer has all requisite corporate power and authority to own and operate its properties and assets and to carry on its business as currently conducted. Except as set forth on Schedule 3.1 hereto, Buyer is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the ownership or operation of its properties and assets or the conduct of its business requires such qualification, except where the failure to be so qualified or in good standing individually or in the aggregate would not materially impair or delay Buyer's ability to perform its obligations hereunder.

          3.2 Authorization. Buyer has full corporate power and authority to execute and deliver this Agreement and each of the Ancillary Agreements, and to perform its obligations hereunder and thereunder. The execution, delivery and performance by Buyer of this Agreement and each of the Ancillary Agreements have been duly and validly authorized, and no additional corporate authorization or consent is required in connection with the execution, delivery and performance by Buyer of this Agreement and each of the Ancillary Agreements.
          3.3 Noncontravention. Except as set forth on Schedule 3.3 hereto, the execution, delivery and performance by Buyer of each of this Agreement and each of the Ancillary Agreements, and the consummation of the transactions contemplated hereby and thereby, does not and will not
(i) violate any provision of the Articles of Incorporation, ByLaws or other organizational documents of Buyer, (ii) subject to obtaining the consents referred to in Section 3.5 hereof, conflict with, or result in a breach of, or constitute a default under, or result in the termination, cancellation or acceleration (whether after the filing of notice or lapse of time or both) of any right or obligation of Buyer under, or to a loss of any benefit to which Buyer is entitled under, any agreement, license, permit, easement, right of way, instrument or undertaking to which Buyer is a party or by which it is bound or to which any of its assets are subject or result in the creation of any Encumbrance upon any of said assets, or
(iii) assuming the governmental consents, approvals, authorizations and waivers set forth in Section 3.5 hereof are obtained, violate or result in a breach of or constitute a default under any judgment, order, injunction, decree, law, rule, regulation or other restriction of any court or governmental authority to which Buyer is subject, other than in the case of clauses (ii) and

(iii), any conflict, breach, default, termination, cancellation, acceleration, loss, violation or Encumbrance which, individually or in the aggregate, would not materially impair or delay Buyer's ability to perform its obligations hereunder.
          3.4 Binding Effect. This Agreement constitutes, and each of the Ancillary Agreements when executed and delivered by each party thereto will constitute, a valid and legally binding obligation of Buyer enforceable in accordance with its terms, subject to bankruptcy, insolvency, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.
          3.5 Consents and Approvals. Except as specifically set forth in Schedule 3.5 hereto and as required by the H-S-R Act or comparable statutes to which any Subsidiary is subject, no consent, approval, waiver or authorization is required to be obtained by Buyer from, and no notice or filing is required to be given by Buyer to or made by Buyer with, any Federal, state, local or other governmental authority or other Person in connection with the execution, delivery and performance by Buyer of this Agreement and each of the Ancillary Agreements other than those the failure of which to obtain, give or make would not materially impair or delay the ability of Buyer to effect the Closing.
          3.6 Lawsuits; Claims. Except as set forth in Schedule 3.6 hereto, there is no civil, criminal or administrative action, suit, demand, claim, hearing, proceeding or investigation pending or, to the knowledge of Buyer, threatened against Buyer which would materially impair or delay the ability of Buyer to effect the Closing. Buyer is not subject to any order, writ, judgment, award, injunction or decree of any court or governmental or regulatory authority of competent jurisdiction or any arbitrator or arbitrators which would materially impair or delay the ability of Buyer to effect the Closing.
          3.7 Financial Capability. On the Closing Date, Buyer will have sufficient funds to effect the Closing and all other transactions contemplated by this Agreement.
          3.8 Finder's Fees. Except for J.P. Morgan Securities Inc., whose fees will be paid by Buyer, no broker, finder or investment banker is entitled to any brokerage, finder's or other fee or commission from Buyer in connection with the transactions contemplated by this Agreement.
          3.9 No Other Representations or Warranties. Except for the representations and warranties contained in this Article III, neither Buyer nor any other Person makes any representation or warranty on behalf of Buyer.


                          ARTICLE IV

           REPRESENTATIONS AND WARRANTIES OF SELLER

          Seller represents and warrants to Buyer as follows:
          4.1 Organization. Seller is a corporation duly organized, validly existing, and in good standing under the laws of the State of New Jersey and has all requisite corporate power and authority to own and operate the Acquired Assets, directly or indirectly through its Subsidiaries, and to carry on the Business as currently conducted. Except as set forth on Schedule 4.1 hereto, Seller is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the ownership or operation of the Acquired Assets or the conduct of the Business requires such qualification, except where the failure to be so qualified or in good standing would not individually or in the aggregate have a Material Adverse Effect or materially impair or delay Seller's ability to perform its obligations hereunder.
          4.2 Subsidiaries. (a) Schedule 4.2 hereto sets forth as to each Transferred Subsidiary, its jurisdiction of incorporation and its authorized and outstanding capital stock as of the date hereof. Each Transferred Subsidiary is a corporation or other entity duly organized and validly existing and, to the extent applicable, is in good standing (or such analogous concept) under the laws of its jurisdiction of organization and has all requisite corporate power and authority to own and operate its properties and assets and to carry on its business as presently conducted. Each Transferred Subsidiary is duly qualified to do business and, to the extent applicable, is in good standing (or such analogous concept) as a foreign corporation or other entity in each jurisdiction where the ownership or operation of its properties and assets or the conduct of its business requires such qualification, except where the failure to be so qualified would not individually or in the aggregate have a Material Adverse Effect. Seller has heretofore delivered to Buyer true and complete copies of each Transferred Subsidiary's governing documents as in effect as of the date hereof.
          (b) Except as set forth on Schedule 4.2 hereto, Seller owns, directly or indirectly, all of the outstanding capital stock or other equity interest of each Transferred Subsidiary free and clear of all Encumbrances and are fully paid and non-assessable (or such analogous concept). There are no preemptive or other outstanding rights, options, warrants, conversion rights or agreements or commitments to issue or sell any shares of capital stock or other equity interest of any Transferred Subsidiary or any securities or obligations convertible into or exchangeable for, or giving any Person a right to subscribe for or acquire, any shares of capital stock or other equity interest of any Transferred Subsidiary, and no securities or obligations evidencing such rights are outstanding. Except as set forth on Schedule 4.2 immediately prior to the Closing, each Transferred Subsidiary will be wholly owned by Seller or by one or more wholly owned Subsidiaries except for qualifying shares required by law, which shares will be transferred at the Closing to such Persons as Buyer may designate.
          4.3 Corporate Authorization. Seller has full corporate power and authority to execute and deliver this Agreement and each of the Ancillary Agreements, and to perform its obligations hereunder and thereunder. The execution, delivery and performance by Seller of this Agreement and each of the Ancillary Agreements have been duly and validly authorized, and no additional corporate or shareholder authorization or consent is required in connection with the execution, delivery and performance by Seller of this Agreement and each of the Ancillary Agreements (other than, in connection with performance, the shareholder approval required with respect to Kodak Japan Diagnostics Limited, which consent will be obtained prior to the Closing).
          4.4 Noncontravention. Except as set forth on Schedule 4.4 hereto, the execution, delivery and performance by Seller of this Agreement and each of the Ancillary Agreements, and the consummation of the transactions contemplated hereby and thereby, does not and will not
(i) violate any provision of the Articles of Incorporation, ByLaws or other organizational documents of Seller or any of the Transferred Subsidiaries,
(ii) subject to obtaining the consents referred to in Section 4.8 hereof, conflict with, or result in a breach of, or constitute a default under, or result in the termination, cancellation or acceleration

(whether after the filing of notice or lapse of time or both) of any right or obligation of Seller or any of the Transferred Subsidiaries under, or to a loss of any benefit to which Seller or any of the Transferred Subsidiaries is entitled under, any contract, agreement or other instrument binding upon Seller or any of the Transferred Subsidiaries or result in the creation of any Encumbrance upon any of the Acquired Assets, or
(iii) assuming the governmental consents, approvals, authorizations and waivers set forth in Section 4.8 hereof are obtained, violate or result in a breach of or constitute a default under any judgment, order, injunction, decree, law, rule, regulation or other restriction of any court or governmental authority to which Seller or any of the Transferred Subsidiaries is subject, other than in the case of clauses (ii) and (iii) any conflict, breach, default, termination, cancellation, acceleration, loss, violation or Encumbrance which, individually or in the aggregate, would not have a Material Adverse Effect or materially impair or delay Seller's ability to perform its obligations hereunder.
          4.5 Binding Effect. This Agreement constitutes, and each of the Ancillary Agreements when executed and delivered by the parties thereto will constitute, a valid and legally binding obligation of Seller enforceable in accordance with its terms, subject to bankruptcy, insolvency, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.
          4.6  Taxes.  With respect to the Business, except as set forth on
Schedule 4.6 attached hereto (a) all Tax Returns that are required to be filed on or before the date of this Agreement (taking into account applicable extensions) by Seller and its Subsidiaries have been duly filed, except for such Tax Returns as to which the failure to file, when taken together with all other such failures, would not have a Material Adverse Effect, (b) all Taxes shown to be due on the Tax Returns referred to in clause (a) have been timely paid or are recorded as reserves or current liabilities on the Financial Statements, with respect to periods ending on or prior to December 31, 1993, and in the Books and Records for periods commencing after December 31, 1993, except for such Taxes as to which the failure to pay or record, when taken together with all other such failures, would not have a Material Adverse Effect, (c) no adjustments relating to the Tax Returns referred to in clause (a) have been proposed by the Internal Revenue Service or the appropriate state, local or foreign taxing authority, except for such adjustments which, when taken together with all other such adjustments that have been proposed, would not have a Material Adverse Effect, (d) there are no pending or, to the Knowledge of Seller, threatened actions or proceedings for the assessment or collection of Taxes against Seller or any of its Subsidiaries, except for such actions or proceedings which, when taken together with all other such actions and proceedings that are pending or have been threatened, would not have a Material Adverse Effect, (e) there are no outstanding waivers or agreements extending the applicable statute of limitations for any period with respect to any Taxes, except for any such waivers or agreements which, when taken together with all other such waivers and agreements that are outstanding, would not have a Material Adverse Effect, (f) no taxing authorities are presently conducting any audits or other examinations of any Tax Returns referred to in clause (a), except for such audits or examinations which, when taken together with all other such audits and examinations that are presently being conducted, would not have a Material Adverse Effect.

          4.7 Financial Statements. The Financial Statements fairly present in all material respects the financial condition of the Business as of the date thereof or the period then ended, as the case may be, and were prepared generally in accordance with GAAP except as described on
Schedule 4.7 hereto. The June 30 Working Capital Statement sets forth the Current Assets and Current Liabilities as of June 30, 1994 and was prepared using the same accounting methods, policies, practices and procedures, with consistent classification, judgments and estimation methodology, as were used in preparing the Financial Statements to the extent related to Current Assets and Current Liabilities.
          4.8 Consents and Approvals. Except as specifically set forth in Schedule 4.8 hereto and as required by the H-S-R Act or comparable statutes to which Seller or any Subsidiary is subject, no consent, approval, waiver or authorization is required to be obtained by Seller or any Subsidiary from, and no notice or filing is required to be given by Seller or any Subsidiary to or made by Seller or any Subsidiary with, any Federal, state, local or other governmental authority or other Person in connection with the execution, delivery and performance by Seller of this Agreement and each of the Ancillary Agreements other than those the failure of which to obtain, give or make would not have a Material
Adverse Effect or materially impair or delay the ability of Seller to effect the Closing (together with the consents, approvals, waivers, authorizations, notices and filings referred to in Section 3.5 hereof, the "Required Approvals").
          4.9 Intellectual Property. (a) Except for any rights under the Master Purchasing Plans, (i) the CDD General Intellectual Property,
(ii) the CDD Specific Intellectual Property and (iii) the Kodak
Licensed

Intellectual Property constitute all of the Intellectual Property necessary to conduct the Business in all material respects as currently conducted.
          (b) Except as set forth on Schedule 4.9 hereto or as otherwise disclosed to Buyer prior to the date hereof, to the Knowledge of Seller
(i) no product (or component thereof or process for making or using such product or component) used, sold or manufactured by or on behalf of the Business infringes on or otherwise violates the Intellectual Property of any other Person, (ii) none of the products under development in the projects generally described as the Gemini program, the PCR program (and the probes to be used therein) and the immunorate program infringes on or otherwise violates the Intellectual Property of any other Person,
(iii) Seller has not during the three years preceding the date of this Agreement been a defendant in, or otherwise been notified of, any action, suit, investigation or proceeding Related to the Business relating to any alleged claim of infringement of any Intellectual Property, and (iv) no Person is challenging, infringing or otherwise violating the Intellectual Property Related to the Business, except in each case for challenges, infringements or violations, that, individually or in the aggregate, would not have a Material Adverse Effect.
          (c) None of the material processes and formulae, research and development results and other know-how Relating to the Business, the value of which to Seller is contingent upon maintenance of the confidentiality thereof, has been disclosed by Seller or any Affiliate thereof to any Person other than to any Person bound by a written confidentiality agreement.
          (d) Except as otherwise provided in Schedule 4.9 hereto, to the Knowledge of Seller, there has been no material default under any Contract which is a confidentiality or consulting agreement, except for any such breach which, individually or in the aggregate, would not have a Material Adverse Effect.
          4.10 Title to and Condition of Property. (a) Except for the Master Purchasing Plans and the distribution agreements included in Excluded Assets, the Acquired Assets and the Kodak Leased Property when taken together with the Kodak Services, constitute all the assets, properties and rights necessary to conduct the Business in all material respects as currently conducted.
          (b) Seller or the Subsidiaries, as the case may be, have, and upon consummation of the transactions contemplated hereby Buyer will have, good and marketable title where applicable to, or a valid and binding leasehold interest in, the tangible and real property included in the Acquired Assets, free and clear of all material Encumbrances, except (i) as set forth in Schedule 4.10 hereto and (ii) those which, individually or in the aggregate, would not have a Material Adverse Effect.
          (c) To the Knowledge of Seller and subject to the matters set forth on Schedule 5.24 hereof (i) the plants, buildings, structures and material equipment included in the Acquired Assets have no material defects, are in good operating condition and repair and have been reasonably maintained consistent with standards generally followed in the industry (giving due account to the age and length of use of same, ordinary wear and tear excepted), are suitable for their present uses in all material respects and, in the case of plants, buildings and other structures (including without limitation, the roofs thereof), are structurally sound in all material respects, and (ii) the plants, buildings and structures included in the Kodak Park Leased Real Property currently have access to (1) public roads or valid easements over private streets or private property for such ingress to and egress from all such plants, buildings and structures and (2) water supply, storm and sanitary sewer facilities, telephone, gas and electrical connections, fire protection, drainage and other utilities, as is necessary for the conduct of the Business as it is presently conducted.
          4.11 Contracts. Schedule 4.11(a) hereto sets forth a list, as of the date hereof, of each written Contract that is material to the Business other than purchase orders in the ordinary and usual course of business. Except as set forth in Schedule 4.11(b) hereto, to the Knowledge of Seller, each material Contract is a valid and binding agreement of Seller or a Subsidiary and is in full force and effect.
Except as otherwise provided in Schedule 4.11(b) hereto, there has been no material default under any Contract listed on Schedule 4.11(a) hereto except for defaults that have been cured or waived and defaults which would not have a Material Adverse Effect nor, to the Knowledge of Seller, has any event or circumstance occurred that, with notice or lapse of time or both, would constitute such a default thereunder.
          4.12 Lawsuits; Claims. Except as set forth in Schedule 4.12 hereto, there is no civil, criminal or administrative action, suit, demand, claim, hearing, proceeding or investigation pending or, to the Knowledge of Seller, threatened, involving the Business or any of the Acquired Assets other than those which, individually or in the aggregate, would not have a Material Adverse Effect or materially impair or delay Seller's ability to effect the Closing. Except as set forth in Schedule 4.12 hereto, none of the Acquired Assets is subject to any order, writ, judgment, award, injunction or decree of any court or governmental or regulatory authority of competent jurisdiction or any arbitrator or arbitrators other than those which, individually or in the aggregate, would not have a Material Adverse Effect or materially impair or delay Seller's ability to effect the Closing.
          4.13  Compliance with Laws.  Except as set forth in
Schedule 4.13 hereto, to the Knowledge of Seller the Business is being conducted in compliance with all applicable laws, rules and regulations, except where the failure to so comply, individually or in the aggregate, would not have a Material Adverse Effect; it being understood that nothing in this representation is intended to address any compliance issue that is the subject of the representations and warranties set forth in Sections 4.16 and 4.17 hereof. The Business has all licenses, permits, certificates and other authorizations and approvals necessary for the conduct of the Business by Seller and the Subsidiaries as currently conducted under applicable laws, ordinances or regulations of any governmental authority, other than those the absence of which would not have a Material Adverse Effect.
          J.A2 Labor Relations. Except as set forth in Schedule 4.14 hereto, neither Seller nor any Subsidiary is a party to or bound by any labor agreement or collective bargaining agreement respecting the Employees, nor is there pending, or to the Knowledge of Seller threatened, any strike, walkout or other work stoppage by the Employees.
          4.15  Absence of Certain Changes.  Except as set forth in
Schedule 4.15 hereto or in Schedule 5.5(g) hereto, since the date of the Financial Statements, the Business has been conducted in the ordinary course consistent with past practices, and there has not been:
          (a) any event, occurrence, development or state of circumstances or facts which would have a Material Adverse
Effect;

          (b) any incurrence, assumption or guarantee by Seller of any long-term indebtedness for borrowed money related to the Business other than in the ordinary course of business and in amounts and on terms consistent with past practices, but in any event not exceeding $500,000 in the aggregate;
          (c) any change in any method of accounting or accounting practice by Seller with respect to the Business except for any such change after the date hereof required by reason of a concurrent change in generally accepted accounting principles;
          (d) any (i) employment, deferred compensation, severance, retirement or other similar agreement entered into with any employee of the Business (or any amendment to any such existing agreement), (ii) grant of any severance or termination pay to any such employee or (iii) change in compensation or other benefits payable to any such employee pursuant to any severance or retirement plans or policies, other than in the ordinary course of business.
          4.16 Employee Benefits. (a) All benefit plans, contracts or arrangements covering U.S. Employees maintained or contributed to by Seller (whether or not "employee benefit plans" within the meaning of Section 3(3) of ERISA), and plans of deferred compensation covering U.S. Employees (the "Benefit Plans"), are listed in Schedule 4.16(a) hereto. Copies of all Benefit Plans, including, but not limited to, any trust instruments and insurance contracts forming a part of any Benefit Plans, and all amendments thereto have been provided or made available to Buyer.
          (b) All employee benefit plans covering U.S. Employees (the "Plans"), to the extent subject to ERISA, are in compliance in all material respects with ERISA. Each Pension Plan which is intended to be qualified under

Section 401(a) of the Code has received a favorable determination letter from the Internal Revenue Service, and Seller is not aware of any circumstances likely to result in revocation of any such favorable determination letter. Except as set forth in Schedule 4.16(b) there is no material pending or threatened litigation relating to the Plans. Seller has not engaged in a transaction with respect to any Plan that, assuming the taxable period of such transaction expired as of the date hereof, could subject Seller to a material tax or penalty imposed under either
Section 4975 of the Code or Section 502(i) of ERISA in an amount which would be material.
          (c) No liability under Subtitle C or D of Title IV of ERISA has been or is expected to be incurred by Seller with respect to any ongoing, frozen or terminated "single-employer plan", within the meaning of Section 4001 (a)(15) of ERISA, currently or formerly maintained by Seller or any ERISA Affiliate. Seller has not incurred and does not expect to incur any withdrawal liability under Subtitle E of Title IV of ERISA with respect to a "multiemployer plan" within the meaning of Section 4001(a)(3) of ERISA in an amount which would be material. No notice of a "reportable event", within the meaning of Section 4043 of ERISA for which the 30-day reporting requirement has not been waived, has been required to be filed for any Pension Plan or by an ERISA Affiliate within the 12-month period ending on the date hereof.
          (d) Neither any Pension Plan nor any single-employer plan of an ERISA Affiliate has an "accumulated funding deficiency" (whether or not waived) within the meaning of Section 412 of the Code or Section 302 of ERISA and no ERISA Affiliate has an outstanding funding waiver. Seller has not provided, nor is it required to provide, security to any single-employer plan of an ERISA Affiliate pursuant to
Section 401(a)(29) of the Code.
          (e) Seller does not have any obligations for retiree health and life benefits under any Benefit Plan with respect to U.S. Employees, except as set forth on Schedule 4.16(e) hereto.
          (f) All benefit plans, contracts or arrangements covering non-U.S. Employees comply in all material respects with applicable local laws. Except as disclosed on Schedule 4.16(f) hereto, Seller and the Subsidiaries have no material unfunded liabilities with respect to any "employee pension benefit plan" (within the meaning of Section 3(2) of ERISA) which covers ten or more non-U.S. Employees.
          (g) No payment made to any employee, officer, director or independent contractor of Seller pursuant to any employment contract, severance agreement or other arrangement (a "Severance Payment") is or will be non-deductible by Buyer because of the application of Articles 280G and 4999 of the Code to the Severance Payment, and Buyer will not be required to compensate any recipient of any such payment because of the imposition of any excise tax (including any interest or penalties related thereto) on such recipient by reason of Articles 280G and 4999 of the Code.
          (h) The execution and performance of this Agreement and the transactions contemplated hereby shall not result in any employee being entitled to any payment or other right or benefit of any nature from Buyer under Seller's Employee Protection Plan or any other similar agreement or plan and Buyer shall assume no liability thereunder; it being understood that nothing in this representation is intended to cover statutorily required severance programs outside the
U.S..

          4.17  Environmental Matters.  Except as set forth in
Schedule 4.17 hereto or with respect to any Excluded Liability:
          (a) to the Knowledge of Seller, the Business is in compliance with all applicable Environmental Laws and there are no material liabilities under any Environmental Law or Environmental Action with respect to the Business, other than non-compliance or liabilities which, individually or in the aggregate would not have a Material
     Adverse Effect;
          (b) Seller and the Subsidiaries have not received any notice of any violation or alleged violation that is material to the Business of, or any material liability under, any Environmental Law or Environmental Action in connection with the Business during the past three years;
          (c) there are no writs, injunctions, decrees, orders or judgments outstanding, or any actions, suits, proceedings or investigations pending or, to the Knowledge of Seller, threatened, relating to compliance with or liability under any Environmental Law or Environmental Action materially affecting the Business or the Acquired Assets; and
          (d) to the Knowledge of Seller, there are no material environmental permits that are nontransferable or require consent, notification or other action to remain in full force and effect following the consummation of the transactions contemplated hereby
     (other than certain air control permits which will be obtained prior to Closing).
          4.18 No Other Representations or Warranties. Except for the representations and warranties contained in this Article IV, neither
Seller nor any other Person makes
any other express or implied representation or warranty on behalf of Seller.
          4.19 Finder's Fees. Except for Goldman, Sachs & Co., whose fees are the sole responsibility of Seller, no broker, finder or investment banker is entitled to any brokerage, finder's or other fee or commission from Seller in connection with the transactions contemplated by this Agreement.
          4.20 Representations. The representations and warranties of the Seller contained in this Agreement (other than those set forth in Section 4.15 hereto), disregarding the phrases "in all material respects", "in any material respect" or "materially impair" or the qualification relating to Material Adverse Effect, are true and correct with only such exceptions as would not in the aggregate have a Material
Adverse Effect.


                           ARTICLE V

                           COVENANTS

          5.1 Access. (a) Prior to the Closing, Seller shall permit Buyer and its representatives to have access, during regular business hours and upon reasonable advance notice, to the Business, subject to Seller's reasonable rules and regulations, and shall furnish, or cause to be furnished, to Buyer and its representatives any financial and operating data and other information relating to the Business as Buyer or its representatives shall from time to time reasonably request. All information provided pursuant to this Section 5.1 shall remain subject to the terms of the Confidentiality Agreement.
          (b) Buyer agrees to retain all Books and Records in existence on the Closing Date. Following the Closing, Buyer shall provide Seller and its representatives, during normal business hours and upon reasonable notice, reasonable access to the Books and Records and other underlying data and documentation relating to the Business and make personnel of Buyer available to Seller in Seller's review thereof to the extent such access is reasonably related to any Excluded Liabilities or otherwise necessary for Seller to comply with the terms of this Agreement or any applicable law. With respect to any such access, Seller agrees to treat all information regarding Buyer and the Business as confidential pursuant to Section 5.32(a) below.
          5.2 Conduct of Business. During the period from the date hereof to the Closing, except as otherwise contemplated by this Agreement or as Buyer shall otherwise consent to (which consent shall not be unreasonably withheld), Seller covenants and agrees that Seller shall conduct the Business in the ordinary and usual course consistent with past practice, and use its reasonable efforts to preserve intact its business and relationships with third parties and keep available the services of present employees of the Business. During the period from the date hereof to the Closing, except as otherwise contemplated by this Agreement (including, without limitation, Sections 2.9 and 2.10 hereof) or as Buyer shall otherwise consent to (which consent shall not be unreasonably withheld), Seller covenants and agrees that with respect to the Business it shall not, and shall cause each of the Subsidiaries not to:
          (a) amend the organizational documents of the Transferred Subsidiaries, except as required by law or as required to change the name of any Transferred Subsidiary;
          (b) incur, create or assume any Encumbrance on any of its properties other than those that would not individually or in the aggregate have a Material Adverse Effect;
          (c) sell, lease, license transfer or dispose of any assets other than in the ordinary and usual course of business, except as part of a restructuring or reorganization as to which Buyer has been given notice and which reorganization or restructuring would not adversely affect in any way the Business;
          (d) enter into, terminate, or materially extend or modify any Contract except in the ordinary course of business;
          (e) with respect to any Transferred Subsidiary, set aside or pay any dividend or distribution with respect to its capital stock, repurchase, redeem or otherwise acquire any shares of its capital stock or other equity interest, grant any options to purchase shares of its capital stock or any other equity interest or issue any shares of its capital stock or any other equity interest;
          (f) intentionally do any other act which would cause any representation or warranty of Seller in this Agreement to be or become untrue in any material respect or intentionally omit to take any action necessary to prevent any such representation or warranty from being untrue in any material respect at such time; or
          (g) enter into any agreement or commitment with respect to any of the foregoing.
          5.3 Reasonable Efforts; Further Assurances. Seller and Buyer will cooperate and use their respective reasonable efforts to fulfill the conditions precedent to the other party's obligations hereunder and to vest in Buyer good and marketable title to the Acquired Assets as represented in Section 4.10 hereby, including but not limited to, to secure as promptly as practicable all consents, approvals, waivers and authorizations required in connection with the transactions contemplated hereby. Buyer and Seller will promptly file documentary materials required by the H-S-R Act and comparable statutes to which any Subsidiary is subject and promptly file any additional information requested as soon as practicable after receipt of request thereof. To the extent that, as an accommodation to Buyer and with Buyer's prior written consent, Seller incurs costs that Buyer would otherwise have to incur in order to secure any authorization, consent, waiver or approval, Buyer shall promptly reimburse Seller for any such costs which are invoiced by Seller to Buyer. Without limiting the foregoing, Buyer and Seller shall use their reasonable efforts to take or cause to be taken all actions necessary, proper or advisable to obtain any consent, waiver, approval or authorization relating to any anti-competition law that is required for the consummation of the transactions contemplated by this Agreement.
          5.4 Tax Matters. (a) Proration of Taxes. To the extent permitted by law or administrative practice, the taxable years of each Transferred Subsidiary shall be closed at the close of business on the Closing Date. Whenever it is necessary to determine the liability for Taxes for a portion of a taxable year or period that begins before and ends after the Closing Date, the determination of the Taxes for the portion of the year or period ending on, and the portion of the year or period beginning after, the Closing Date shall be determined by assuming that the taxable year or period ended at the close of business on the Closing Date, except that exemptions, allowances or deductions that are calculated on an annual basis (other than net operating losses and tax credits carried forward from years ending prior to the Closing Date) shall be prorated on the basis of the number of days in the annual period elapsed through the Closing Date as compared to the number of days in the annual period elapsing after the Closing Date. Net operating losses and tax credits carried forward from years ending prior to the Closing shall be allocated first, to the extent that they can be utilized, to the taxable year or period ending on the Closing Date.
          (b) Transfer Taxes. All excise, sales, use, transfer, documentary, filing, recordation and other similar taxes and fees which may be imposed or assessed as a result of the transactions effected pursuant to this Agreement, together with any interest, additions or penalties with respect thereto and any interest in respect of such additions or penalties ("Transfer Taxes"), shall be borne entirely by Buyer. Buyer and Seller shall cooperate in the timely preparation and filing of any Tax Returns that must be filed in connection with any Transfer Taxes. Buyer shall promptly pay all Transfer Taxes. Any such Taxes or fees resulting from any subsequent transfer of the Acquired Assets or Assumed Liabilities or any transfer of property on or subsequent to the Closing shall be borne entirely by the Buyer, and Buyer shall indemnify Seller for any liabilities arising in connection therewith.
          (c) Tax Returns. (i) Seller shall file or cause to be filed when due all Tax Returns due to be filed on or prior to the Closing Date and all U.S. Federal, state and local income Tax Returns with respect to the Business imposed with respect to the taxable periods, or portions thereof, beginning before and ending on or after the Closing Date.
          (ii) Buyer shall file or cause to be filed when due all other Tax Returns with respect to the Business due to be filed after the Closing Date.

          (iii) If Seller may be liable for any portion of the Tax payable in connection with any Tax Return to be filed by Buyer, Buyer shall cause such return to be prepared (A) by the same party or parties who customarily have prepared the Tax Returns filed in prior taxable periods for or by the corporation, partnership, joint venture or other business entity whose return it is and (B) on a basis which is consistent with such previously filed returns and in accordance with past practice. In addition, if any Tax Return to be filed by Buyer reflects any transaction undertaken in connection with the sale contemplated by this Agreement, Buyer shall cause such transactions to be reflected in such return in the manner directed by Seller. Buyer shall deliver a copy of each Tax Return described in either, or both, of the prior two sentences, and any schedules, work papers and other documentation then available that are relevant to the preparation of such return to Seller not less than 60 days prior to the date on which such Tax Return is due to be filed (taking into account any applicable extensions) (the "Due Date"). At any time prior to the Due Date, Seller may object to any item reflected on such Tax Return if such item may affect Seller's liability for Taxes and request Buyer to make any changes to any such item as Seller may direct. Buyer shall, prior to the Due Date, make any and all such changes requested by Seller and shall not file such return until it has made such changes and received Seller's written consent to such filing. Seller may, in its sole discretion, withhold its consent to the filing of such Tax Return until Buyer has made the changes, if any, Seller has requested. If Buyer does not satisfy its obligations pursuant to this Section 5.4(c)(iii), Seller shall have no obligation to indemnify Buyer for any Taxes which are reflected on any such return or any related Loss, and shall retain any and all remedies it may otherwise have which arise out of such failure.
          (iv) If Buyer shall be liable hereunder for any portion of the Taxes shown due on any Tax Returns required to be filed by Seller, Seller shall deliver a copy of the relevant portions of such Tax Return to Buyer for its review and approval, which may not be unreasonably withheld, not less than sixty (60) days prior to the Due Date. If Buyer objects to any items reflected on such returns, the parties shall attempt to resolve the disagreement. If the parties are unable to resolve the disagreement, the dispute shall be referred to the CPA Firm whose determination shall be binding upon the parties. The fees and expenses of such CPA Firm shall be borne equally by Seller and Buyer. If the dispute has not been resolved or the CPA Firm has not made its determination prior to the Due Date, Buyer shall pay to Seller the amount requested by Seller (the "Requested Amount"). When the amount due to Seller from Buyer in respect of such Tax Return is finally determined, a settlement payment (the "Settlement Payment") shall be made in an amount equal to the Requested Amount minus the amount finally determined to be due, from Seller to Buyer if the Settlement Payment is a positive number, and from Buyer to Seller if the Settlement Payment is a negative number.
          (d) Information to be Provided by Buyer. (i) With respect to Tax Returns to be filed by Seller pursuant to Section 5.4(c) hereof, Buyer shall within 60 days following the end of the taxable year beginning before and ending on or after the Closing Date prepare and provide to Seller a package of tax information materials (the "Tax Package"), which shall be completed in accordance with past practice including past practice as to providing the information, schedules and work papers and as to the method of computation of separate taxable income or other relevant measures of income of the Seller. Buyer shall cause the Tax Package for the portion of the taxable period ending on the Closing Date to be delivered to Seller within 60 days after the Closing Date.
          (ii) Foreign Tax Receipts. To the extent not contained in the Tax Package, Buyer shall deliver to the tax director of Seller certified copies of all receipts for any foreign Tax with respect to which Seller or any of its Affiliates could claim a foreign tax credit, and any other documentation required in connection with Seller or any of its Affiliates claiming or supporting a claim for such foreign tax credits promptly following either a request by Seller for such receipts or documentation or payment of any such foreign Taxes by Buyer, any Affiliate of Buyer or any other Person to whom Buyer or an Affiliate of Buyer transfers any portion of the Acquired Assets.
          (e) Contest Provisions. Buyer shall promptly notify Seller in writing upon receipt by Buyer, of notice of any pending or threatened audits or assessments with respect to Taxes which may affect the liabilities for Taxes which constitute Excluded Liabilities. Seller shall be entitled to participate at its expense in the defense of and, at its option, take control of the complete defense of, Seller's interests in any tax audit or administrative or court proceeding relating to Taxes which constitute Excluded Liabilities, and to employ counsel of its choice at its expense. Buyer may not agree to settle any claim for Taxes which constitute Excluded Liabilities without the prior written consent of Seller which may not be unreasonably withheld.
          (f) Determination and Allocation of Consideration. The parties to this Agreement agree to determine the amount of and allocate the total consideration transferred by Buyer to Seller pursuant to this Agreement

(the "Consideration") in accordance with the fair market value of the assets and liabilities transferred; provided, however, that the parties agree that the fair market value of the stock of Kodak Clinical
Diagnostics Limited shall be at least $150,000,000. Seller shall provide Buyer with one or more schedules allocating the Consideration.
If Buyer disagrees with any items reflected on the schedules so provided, Buyer shall have the right to notify Seller of such disagreement and its reasons for so disagreeing, in which case Seller and Buyer shall attempt to resolve the disagreement, provided, however, that Buyer agrees to accept and be bound by the determination of Seller, which agrees that such determination and allocation shall be reasonable. Seller and Buyer agree to prepare and file an IRS Form 8594 in a timely fashion in accordance with the rules under Section 1060 of the Code. To the extent that the Consideration is adjusted after the Closing Date, the parties agree to revise and amend the schedule and IRS Form 8594 in the same manner and according to the same procedure. The determination and allocation of the Consideration derived pursuant to this subsection shall be binding on Seller and Buyer for all Tax reporting purposes.
          (g) Employee Withholding and Reporting Matters. With respect to those Employees who are employed by Buyer within the same calendar year as the Closing, Buyer shall, in accordance with and to the extent permitted pursuant to Revenue Procedure 84-77, 1984-2 C.B. 753, assume all responsibility for preparing and filing Form W-2, Wage and Tax Statement, Form W-3, Transmittal of Income and Tax Statements, Form 941, Employer's Quarterly Federal Tax Return, Form W-4, Employee's Withholding Allowance Certificate, and Form W-5, Earned Income Credit Advance Payment Certificate. Seller and Buyer agree to comply with the procedures described in Section 5 of Revenue Procedure 84-77.
          (h) Section 338 Election. The Buyer will not make an election pursuant to Section 338 of the Code or a similar law of any other country with respect to the transfer by Seller or any Subsidiary of any Transferred Subsidiary other than Kodak Clinical Diagnostics Limited, with respect to which Buyer shall make an election pursuant to Section 338 of the Code.
          (i) Certain Post-Closing Settlement Payments. (i) Buyer's Claiming, Receiving or Using of Refunds and Overpayments. If, after the Closing, Buyer or its Affiliates (A) receive any refund, or (B) utilize the benefit of any overpayment, of Taxes (except to the extent reflected as a Current Asset on the Final Working Capital Statement) which were paid by Seller or any Affiliate (as determined at the time such Taxes were paid), Buyer shall promptly transfer, or cause to be transferred, to Seller the entire amount of the refund or overpayment (including interest) received or utilized by Buyer or its Affiliates. Buyer agrees to notify Seller promptly of both the discovery of a right to claim any such refund or overpayment and the receipt of any such refund or utilization of any such overpayment. Buyer agrees to claim any such refund or to utilize any such overpayment and to furnish to Seller all information, records and assistance necessary to verify the amount of the refund or overpayment.
          (ii) Buyer's Claiming and Realizing of Tax Benefits in Respect of Indemnified Liabilities. If, after the Closing, (A) Buyer or its Affiliates realizes any Loss for which it is indemnified by Seller pursuant to Article VII hereof, or (B) an adjustment is required by any taxing authority in any item reflected on a Tax Return which increases Seller's liability for indemnification payments pursuant to Article VII hereof, Buyer and its Affiliates agree, as soon as possible, to claim any such Loss and recognize any such adjustment on their Tax Returns and claim to the fullest extent possible all deductions available as a result of any such Loss or adjustment. Buyer agrees to furnish to Seller all information, records and assistance necessary to verify the amount of the decrease, if any, in Buyer and its Affiliate's cumulative income taxes paid (as compared to the cumulative income taxes Buyer and its Affiliates would otherwise have paid) as a result of recognizing such Loss or adjustment and claiming all such available deductions. Buyer shall promptly transfer, or cause to be transferred, to Seller an amount equal to the entire amount of such decrease at the time such decrease is realized, whether realized by Buyer and its Affiliates paying less income taxes, receiving a refund or otherwise.
          (iii) Subsequent Adjustment. In the event that any Tax refund, benefit or savings described in any clause of this Section 5.4(i) is subsequently reduced as a result of any adjustment required by any taxing authority, this Section 5.4(i) shall be applied, taking into account such adjustment. If Seller or its Affiliates, on the one hand, or Buyer or its Affiliates, on the other hand, have paid any amount to the other on the basis of the application of this Section 5.4(i) prior to such subsequent adjustment and the amount due pursuant to this Section 5.4(i) taking into account such subsequent adjustment is determined to have changed as a result of such subsequent adjustment, the parties agree to make any payment necessary to settle the difference between the amount previously paid and the amount subsequently determined to be due.
          (iv) Resolution of Calculation Disputes. In the event that Seller and Buyer cannot agree on any calculation required under this
Section 5.4(i), such calculation shall
be made by the CPA Firm, whose decision shall be final and binding and whose expenses shall be shared equally by Seller and Buyer.
          (j)  Post-Closing Actions Which Affect Seller's Liability for
Taxes.
          (i) Buyer shall not permit any Transferred Subsidiary to take any action on the Closing Date which could materially increase Seller's liability for Taxes (including any liability of Seller to indemnify Buyer for Taxes pursuant to this Agreement).
          (ii) During the period beginning on the Closing Date and ending on the first December 31st thereafter, Buyer shall not permit the Transferred Subsidiaries to (A) sell (including a deemed sale pursuant to Section 338 of the Code or a similar law of any other country), exchange, distribute, reorganize or otherwise dispose of the stock of any foreign subsidiary corporation, or dispose of any other property the sale of which produces personal holding company income within the meaning of Section 954(a)(1) of the Code or a similar law of any other country which could be reflected in any consolidated U.S. Federal income Tax return of Seller, or
(B) make any distribution to shareholders in excess of current earnings and profits (as computed for U.S. Federal income tax purposes) derived during the period beginning on the day following the Closing Date and ending on the first December 31st thereafter.
          (iii) Except to the extent required by law, Buyer or its Affiliates shall not, without the prior written consent of Seller, amend any Tax Return filed by, or with respect to, any Transferred Subsidiary for any taxable period, or portion thereof, beginning before the Closing
Date.

          (k) Termination of Tax Allocation Agreements. Any agreement or arrangement with respect to the allocation or sharing of Taxes, whether or not written, that may have been entered into by Seller and any Transferred Subsidiary shall be terminated as to Seller and any Transferred Subsidiary as of the Closing Date, and no payments which are owed by Seller pursuant thereto shall be made thereunder.
          (l) Assistance and Cooperation. After the Closing Date, each of Seller and Buyer shall:
          (A) assist (and cause their respective Affiliates to assist) the other party in preparing any Tax Returns which such other party is responsible for preparing and filing in accordance with this
     Section 5.4;
          (B) cooperate fully in preparing for any audits of, or disputes with taxing authorities regarding, any Tax Returns and payments in respect thereof;
          (C) make available to the other and to any taxing authority as reasonably requested all relevant information, records, and documents relating to Taxes;
          (D) provide timely notice to the other in writing of any pending or proposed audits or assessments with respect to Taxes for which the other may have a liability under this Agreement;
          (E) furnish the other with copies of all relevant correspondence received from any taxing authority in connection with any audit or information request with respect to any Taxes referred to in subsection (D) above; and
          (F) bear the other party's out-of-pocket expenses in complying with a request by a party for the other party's assistance or cooperation to the extent that those expenses are attributable to fees and other costs of unaffiliated third-party service providers.
         5.5 Post-Closing Obligations of the Business to Certain Employees. (a) Buyer shall offer employment, or in the case of any Subsidiaries included in the Business, subject to local law, employ all Transferred Employees (as hereinafter defined) on the Closing Date or upon the return of any Transferred Employee to active employment (within a period not to exceed 12 months from the Closing Date and subject to
Section 5.5(b) hereof) in comparable positions, and will maintain for a period of two years after the Closing Date, without interruption, employee compensation and benefit plans, programs and policies and fringe benefits (including post-employment welfare benefits) that will provide benefits to Transferred Employees that are in the aggregate substantially no less favorable (as determined by Seller prior to Closing) than those provided pursuant to such employee compensation and benefit plans, programs and policies, and fringe benefits, of the Business as in effect on the Closing Date; it being understood, that notwithstanding the foregoing aggregation, for such two year period Buyer will maintain a comparable severance plan for Transferred Employees; and it being further understood that Buyer shall indemnify and hold harmless Seller for any Losses incurred under applicable law with respect to Employees of any Subsidiary outside of the United States included in the Business who, under applicable law, elect not to be transferred. Except as provided in the preceding sentence, Buyer shall assume no liability whatsoever, and Seller shall indemnify and hold Buyer harmless for any Losses with respect to Transferred Employees who decline Buyer's initial offer of employment with Buyer. With regard to Employees who are not actively employed as of the Closing Date, Seller shall
(i) prior to the Closing Date, provide
to

Buyer a listing of all such Employees, including but not limited to, the circumstances of their employment status, projected date of return to active status and all benefits being provided (including without limitation all Severance Payments) and (ii) continue those benefit coverages and payments that cannot be reasonably transferred to Buyer and Buyer shall reimburse Seller for any related expenses. Transferred Employees shall be given credit for all service with Seller or any Subsidiary (or service credited by Seller or any Subsidiary) under (i) all employee benefit plans, programs and policies, and fringe benefits of the Business or Buyer in which they become participants for purposes of eligibility, vesting and benefit accrual and (ii) severance plans for purposes of calculating the amount of each Transferred Employee's severance benefits. In addition, for so long as the sales agency agreement entered into pursuant to Section 5.18 hereto is in effect, all of Buyer's employees needed by Seller to perform under such agreement and located at any office of Seller or any Subsidiary will be seconded to Seller, and Seller shall promptly reimburse Buyer for all compensation and other expenses related to such persons.
          (b)  "Transferred Employees" means all of the following:
          (i) All Persons who are active Employees as of the close of business on the Closing Date. Employees on temporary leave for purpose of jury or annual two-week national service/military duty shall be deemed to be active status Employees;
          (ii) Employees who on the Closing Date are on nonmedical leaves of absence; provided, however, that no such Employee shall be guaranteed reinstatement to active service if his return to employment is contrary to the terms of his leave, unless otherwise required by
applicable law. For the purposes of this Section, nonmedical leaves shall include maternity or paternity leaves, leaves under the Family and Medical Leave Act of 1993, educational leaves, military leaves with veteran's reemployment rights under federal law, or personal leaves
(unless any of such is determined to be a medical leave); and
          (iii) Employees who on the Closing Date are on disability or medical leave; provided, however, that no such Employee shall be guaranteed reinstatement to active service if he is incapable of working in accordance with the policies, practices and procedures of Buyer;
it being understood that for purposes of this Agreement, other than with respect to the obligation to offer employment, Transferred Employees means all of the preceding who accept employment with Buyer.
          (c) (i) Effective as of the Closing Date, Buyer shall establish a defined contribution plan or cover such employee under a defined contribution plan sponsored by Buyer for the benefit of Transferred Employees who were participants in the Eastman Kodak Employees' Savings and Investment Plan (the "Seller Savings Plan"). Such Transferred Employees are referred to hereinafter as the "Savings Plan Employees".
          Seller shall cause to be transferred from the Seller Savings
Plan to the plan covering the Savings Plan Employees (the "Transferee Savings Plan") the liability for the account balances, including any outstanding loans, of the Savings Plan Employees, together with assets the fair market value of which on such Transfer Date is equal to such liability, and Buyer shall cause the Transferee Savings Plan to accept such transfer. The transfer of assets shall take place within 90 days after the Closing Date; provided, however, that in no event shall such transfer take place until the later of (i) the furnishing to Seller by Buyer of a favorable determination letter from the Internal Revenue Service with respect to the qualification of the Transferee Savings Plan under Section 401(a) of the Code, as amended to comply with the changes to the qualification requirements of Section 401(a) of the Code made by the Tax Reform Act of 1986, and (ii) the receipt by Seller of a favorable determination letter from the Internal Revenue Service with respect to the continued qualification of the Seller Savings Plan under
Section 401(a) of the Code, as amended to comply with changes to the qualification requirements of Section 401(a) of the Code made by the Tax Reform Act of 1986 and other recent legislation and regulations.
         (ii) Effective as of the Closing Date, Buyer shall establish a defined benefit plan for the benefit of Transferred Employees who participated in the Kodak Retirement Income Plan (the "Seller Retirement Plan") or cover such Employee under a defined benefit plan sponsored by Buyer. Such Transferred Employees are referred to hereinafter as the "Retirement Plan Employees"). The plan covering the Retirement Plan Employees (the "Transferee Pension Plan") shall (A) recognize for all purposes thereunder the service of the Retirement Plan Employees which was recognized under the Seller Retirement Plan and (B) provide, upon the transfer of assets referred to below, that the benefit liabilities of the Retirement Plan Employees under the Transferee Pension Plan shall in no event be less than their benefit liabilities under the Seller Retirement Plan as of the Closing Date.
          Seller shall cause to be transferred from the trust under the Seller Retirement Plan to the trust under the Transferee Pension Plan assets in the form of cash, cash equivalents, and marketable securities, the value of which shall be equal to (x) the "accumulated benefit obligation" (as defined in Statement of Financial Accounting Standards No. 87) of the Retirement Plan Employees under such Seller Retirement Plan as of the Closing Date, calculated using the actuarial assumptions that were used in preparing the audited financial statements of Seller for the year ended December 31, 1993, except that the interest rate assumption shall be equal to the sum of (A) the yield to maturity of 30-year U.S. Treasury bonds on the Closing Date and
(B) 75 basis points or (y) no more than the amount permitted to be transferred in accordance with Section 414(l) of the Code. With respect to the Seller Retirement Plan, the excess, if any, of the amount described in clause (x) of the preceding sentence over the amount described in clause (y) therein, is referred to herein as the "Pension Shortfall Amount".
          Notwithstanding anything to the contrary in the preceding paragraph, if the minimum amount required to be transferred in accordance with Section 414(l) of the Code exceeds the amount described in clause (x) of the first sentence of the preceding paragraph (such excess being referred to as the "Pension Excess"), then Seller shall cause such minimum amount to be transferred from the trust under the applicable Seller Retirement Plan to the trust under the Transferee Pension Plan. Buyer shall cause the Transferee Pension Plans to accept such transfers.
          The amount to be transferred shall be equitably adjusted to take into account benefit payments made from the Seller Retirement Plans to the Retirement Plan Employees after the Closing Date but prior to the date of transfer. The amounts under the preceding two paragraphs shall be determined by the actuary for the Seller Retirement Plan and reviewed and agreed to as being done in accordance with the methodology and assumptions set forth in this Section 5.5(c) by the actuary for the Transferee Pension Plan.
          The transfer of assets referred to above shall take place within 180 days after the Closing Date; provided, however, that in no event shall such transfer take place until the last to occur of the following:
(i) Buyer has furnished to Seller a favorable determination letter from the Internal Revenue Service with respect to the qualification of the Transferee Pension Plan under Section 401(a) of the Code, as amended to comply with the changes to the qualification requirements of Section
401(a) of the Code made by the Tax Reform Act of 1986, (ii) the receipt by Seller of a favorable determination letter from the Internal Revenue Service with respect to the continued qualification of the Seller Retirement Plan under Section 401(a) of the Code, as amended to (A) comply with changes to the qualification requirements of Section 401(a) of the Code made by the Tax Reform Act of 1986 and other recent legislation and regulations and
(B) provide for the transfer of assets and benefit liabilities referred to in this Section, and (iii) the receipt of any other necessary governmental approval.
          Notwithstanding anything contained in this Section to the contrary, (A) in the event that the Internal Revenue Service or any other governmental agency takes the position in a determination letter, ruling, advisory opinion or other written or oral communication that the transfer of assets referred to in this Section cannot be made unless (i) additional contributions are made to the Seller Retirement Plan or the Transferee Pension Plan or (ii) the Seller Retirement Plan retains primary or secondary liability with respect to the benefit liabilities under the Seller Retirement Plan attributable to the Transferred Retirement Plan Employees or (B) in the event that a lawsuit is instituted by any of the foregoing or by one or more participants in, or fiduciaries (other than Seller or Buyer) of the Seller Retirement Plan or the Transferee Pension Plan which seeks to enjoin such transfer, to require additional contributions to the Seller Retirement Plan or the Transferee Pension Plan, or to have the Seller Retirement Plan or the Transferee Pension Plan remain liable in whole or in part with respect to any of the benefit liabilities under the Seller Retirement Plan attributable to the Transferred Retirement Plan Employees, then the transfer of assets referred to in this Section will not be made until the earliest of (I) the date the issues raised by the Internal Revenue Service or any other governmental agency or such lawsuit are resolved favorably, and Seller and the Seller Retirement Plan shall make every reasonable effort in good faith to carry out the asset transfer, including, but not limited to, the vigorous defense of any lawsuit described in clause (B), and the exhaustion of all rights of available judicial review and appeal, and (II) the date Seller and Buyer enter into a written agreement to resolve on a basis mutually satisfactory to them the issues raised by the Internal Revenue Service or any other governmental agency or such lawsuit.
        (iii) Pending the completion of the transfers described in this paragraph (c), Seller and Buyer shall make arrangements for any required payments to the Savings Plan Employees and the Retirement Plan Employees from the Seller Savings Plan and the Seller Retirement Plan. Seller and Buyer shall provide each other with access to information reasonably necessary in order to carry out the provisions of this paragraph.
          (d)  Effective as of the Closing Date, all Transferred
Employees on the U.S. payroll shall cease to be covered by Seller's employee welfare benefit plans, including plans, programs, policies and arrangements which provide medical and dental coverage, life and accident insurance, disability coverage, and vacation and severance pay (collectively, "Welfare Plans") except to the extent otherwise provided by the applicable Welfare Plan. Seller shall retain responsibility for providing employees of Seller who were employed in connection with the Business, who terminated employment prior to the Closing Date, and who elected group health coverage required by
Section 4980B of the Code ("Continuation Coverage") under the terms of the health plan maintained by Seller with such Continuation Coverage.
Effective as of the Closing Date, Buyer shall perform the duties required of a successor employer with respect to Continuation Coverage, including, but not limited to, making such coverage available to the Transferred Employees on and after the Closing Date upon their termination of employ-ment subsequent to the Closing Date to the extent required by law.
          (e) Seller shall retain responsibility for all Welfare Plan claims incurred by Transferred Employees on the U.S. payroll (i) under any medical, dental or health plans for treatment or service rendered prior to the Closing Date; (ii) under any life insurance plans with respect to deaths occurring prior to the Closing Date; and (iii) for any other payments or benefits owing prior to the Closing Date under any other Welfare Plans. For purposes of this paragraph, a claim shall be deemed to have been incurred on the date on which medical or other treatment or service was rendered and not the date of the inception of the related illness to injury or the date of submission of a claim related thereto.
          (f) Buyer shall include the U.S. Transferred Employees on the payroll and their beneficiaries in Buyer's medical, dental or health plans as of the Closing Date and such plans shall waive any preexisting condition limitations and shall honor any deductible and out of pocket expenses incurred by such Transferred Employees and their beneficiaries under Seller's medical, dental or health plans during the portion of the calendar year preceding the Closing Date such deductible and out of pocket expenses to be provided by Buyer as soon as practicable following the Closing.
          (g)  Buyer shall assume the agreements listed in Schedule
5.5(g) hereto and all statutory obligations relating to the Transferred
Employees.
          (h) Seller and Buyer shall use their reasonable efforts to provide for the transition of coverage, and for the transfer of plan assets where applicable, from Seller's non-U.S. benefit plans for Transferred Employees, to the extent, and only to the extent, of assets in such plans in a manner consistent with the general principles expressed in this Section 5.5, subject to any applicable law.
          (i) For purposes of this Section 5.5, Post-Closing CESD Employees shall be treated as if they were Transferred Employees, except that:
               (i) any transfer made on behalf of such Employees pursuant to Section 5.5(c) hereof shall be made on a date agreed upon by Buyer and Seller;
               (ii) for purposes of Section 5.5(c)(ii) hereof, the "accumulated benefit obligation" for such Employees and yield to maturity of 30-year U.S. Treasury Bonds shall be as of the Effective Date of Transfer, and the term "immediately prior to the Effective Date of Transfer" shall replace the term "December 31, 1993"; and
               (iii) the term "Effective Date of Transfer" shall replace the term "Closing Date" every place such term appears in Sections 5.5(d)-(h)
hereof.

         5.6 No Shop. From the date hereof until the Closing or the earlier termination of this Agreement, Seller shall not, directly or indirectly, through any director, officer, agent or otherwise, in any manner solicit or encourage from any Person any inquiries or proposals relating to the sale of the Business or initiate or continue any discussions or negotiations with any such Person with respect thereto.
From the date hereof until the Closing, Seller will not furnish any Person any non-public information concerning the Business.
         5.7 Compliance with WARN. Buyer will timely give all notices required to be given under WARN relating to any plant closing or mass layoff (within the meaning of WARN) caused by Buyer on or after the Closing Date with respect to individuals employed by Seller prior to the Closing Date. For this purpose, Buyer shall be deemed to have caused a mass layoff if the mass layoff would not have occurred but for Buyer's failure to offer to employ the Transferred Employees in accordance with the terms of this Agreement.
         5.8 Use of Kodak Name. At the Closing, Buyer and Seller shall enter into the transitional trademarks license agreement attached as Annex A hereto (the "Transitional Trademarks License Agreement"), licensing to Buyer the right to use the name "KODAK" on certain products for the period set forth in such agreement. Following the Closing, except as permitted in the Transitional Trademarks License Agreement, Buyer shall not use the name KODAK.
         5.9 Reporting. Without limiting the generality of any other provision of this Agreement, following the Closing, Buyer agrees to file with governmental authorities all reports and notices required to be filed by the Business under any applicable law, including, without limitation, under the medical device reporting regulations promulgated pursuant to the Federal Food, Drug, and Cosmetic
Act.

         5.10  Licensed Trademarks.  At the Closing, Buyer and Seller
shall enter into the trademark agreement attached as Annex B hereto (the "Trademark License Agreement"), licensing to Buyer the right to use for two years the EKTACHEM, EKTANET, EKTIMMA and KODATROL marks for those products on which they are used as of the Closing or until new models or systems are available, whichever is earlier. Following the Closing, except as permitted in the Trademark Agreement, Buyer shall not use any of the following marks:  EKTACHEM, EKTANET, EKTIMMA and KODATROL.
         5.11  Patent and Hopper Licenses.  (a)Seller hereby grants
Buyer, effective at the Closing, a worldwide, royalty-free exclusive license, subject to existing licenses, solely to make, have made, use, sell, or otherwise dispose of In Vitro Diagnostic Products under the patented and unpatented technology not included in the Acquired Assets that Seller owns or has the right to license as of the Closing Date and which has been used in the Business within two years prior to the Closing Date; provided that such license shall not include a license to any technology embodied in coating machines, the license to which technology is exclusively set forth in Section 5.11(b) hereof. This license shall be binding on the parties and their respective successors and assigns, but Buyer may not, nor shall Buyer have the power to, assign this license or transfer any rights or obligations under this license to a third party, without the prior written consent of Seller, which consent, except as otherwise expressly provided herein, may be granted or withheld by Seller in its sole discretion. For purposes of this Section 5.11(a), the sale to another Person of the Business or all or substantially all of the assets of the Business or a merger or consolidation of Buyer into or with another Person or the acquisition of control of Buyer, directly or indirectly, by another Person shall constitute an assignment of this license to the Person acquiring such assets or control or surviving such merger or consolidation. An assignment by Buyer of the type specified in the immediately preceding sentence or to a wholly-owned direct or indirect subsidiary of Buyer may be effected without Seller's consent unless the Person to which such assignment is to be made or any of its Affiliates is a Competitor, in which case Seller may grant or withhold its consent in its sole discretion. This license shall be sublicensable by Buyer (i) without Seller's consent, to any entity (A) in which Buyer has at least a 50% equity interest (B) which is not a Competitor or whose other equity holders are not Competitors and
(C) which agrees to be bound by the provisions of this license and (b)
with Seller's prior written consent, which consent shall not be unreasonably withheld, to an entity (A) which is not a Competitor, (B) in which Buyer has an equity interest of less than 50% and (C) which agrees to be bound by the provisions of this license. Any attempted assignment or sublicense in contravention hereof shall be null and void. This license shall be subject to the confidentiality provisions of Section 5.32(b) hereof.
          (b) Seller hereby grants Buyer, effective at the Closing, a worldwide, royalty-free, exclusive license, subject to existing licenses and subject to the Hopper License Agreement set forth in Section 5.11(e) below, solely to make, have made, use, sell and otherwise dispose of In Vitro Diagnostic Products under the patented and unpatented technology embodied in the J-1, 71 and Yasui gravure coating machines and used in the Business within two years prior to the Closing Date. This license shall be binding on the parties and their respective successors and assigns, but Buyer may not, nor shall Buyer have the power to, assign this license or transfer any rights or obligations under this license to a third party, without the prior written consent of Seller, which consent, except as otherwise expressly provided herein, may be granted or withheld by Seller in its sole discretion. For purposes of this
Section 5.11(b), the sale to another Person of the Business or all or substantially all of the assets of the Business or a merger or consolidation of Buyer into or with another Person or the acquisition of control of Buyer, directly or indirectly, by another Person shall constitute an assignment of this license to the Person acquiring such assets or control or surviving such merger or consolidation. An assignment by Buyer of the type specified in the immediately preceding sentence or to a wholly-owned direct or indirect subsidiary of Buyer may be effected without Seller's consent unless the Person to which such assignment is to be made or any of its Affiliates is a Competitor, in which case Seller may grant or withhold its consent in its sole discretion. This license shall be sublicensable by Buyer (i) without Seller's consent, to any entity
(A) in which Buyer has at least a 50% equity interest, (B) which is not a Competitor or whose other equity holders are not Competitors and (C) which agrees to be bound by the provisions of this license and (ii) with
Seller's prior written consent, which shall not be unreasonably withheld, to an entity (A) which is not a Competitor, (B) in which Buyer has an equity interest of less than 50% and (C) which agrees to be bound by the provisions of this license.  Any attempted assignment or sublicense in contravention hereof shall be null and void. This license shall be subject to the confidentiality provisions of Section 5.32(b) hereof.
          (c) Buyer hereby grants Seller, effective at the Closing, a worldwide, royalty-free nonexclusive license, without sublicensing rights, solely to make, have made, use, sell or otherwise dispose of Imaging Products under the technology included in the Acquired Assets. This license is freely assignable other than for In Vitro Diagnostic Products.
          (d) Buyer hereby grants Seller, effective at the Closing, a worldwide, royalty-free exclusive license, with royalty-free sublicensing rights, solely to make, have made, use, sell, or otherwise dispose of Dental Products under the technology included in the Acquired Assets.
This license is freely assignable other than for In Vitro Diagnostic
Products.
          (e)  At the Closing, Buyer and Seller shall execute and
deliver the hopper license agreement attached hereto as Annex C (the "Hopper License Agreement").
         5.12 Software Licenses. At the Closing, Buyer and Seller shall execute and deliver the software license agreements attached hereto as Annex D (the "Software License Agreements") pursuant to which Seller shall license the software specified therein to Buyer in accordance with the terms thereof.
         5.13 Customer Equipment Services. At the Closing, Buyer and Seller shall enter into the customer equipment services agreement attached hereto as Annex E (the "Customer Equipment Services Agreement") pursuant to which for a transitional period following the Closing, Seller and/or certain of the Subsidiaries shall make available to Buyer certain customer equipment services currently being provided to customers of the Business.
         5.14  Kodak Park Product Supply Agreement.  At the Closing,
Buyer and Seller shall execute and deliver the supply agreement attached hereto as Annex F (the "Kodak Park Product Supply Agreement") pursuant to which Seller and certain of the Subsidiaries shall supply to Buyer the products set forth therein in accordance with the terms thereof.
         5.15 KEMD Product Supply Agreement. At the Closing, Buyer and Seller shall execute and deliver the product supply agreement attached hereto as Annex G (the "KEMD Product Supply Agreement") pursuant to which Seller and certain of the Subsidiaries shall supply to Buyer certain optical, mechanical, electrical and other products in accordance with the terms thereof.
         5.16  Clinical Diagnostic Support Services Supply Agreement.
At the Closing, Buyer and Seller shall execute and deliver the support services agreement attached hereto as Annex H (the "Clinical Diagnostic Support Services Supply Agreement") pursuant to which Seller and certain of the Subsidiaries shall supply to Buyer the services set forth therein in accordance with the terms thereof.
         5.17  Non-U.S. Support Services.  Seller shall, or shall cause the Subsidiaries to, provide Buyer with such support services outside of the United States similar to those provided by Seller and the
Subsidiaries to the Business as of the date hereof as are requested by Buyer prior to the Closing to be provided to Buyer following the Closing on the terms and in the manner agreed by the parties hereto prior to the
Closing.
         5.18  Master Sales Agency Agreement.  Seller shall, or shall cause the Subsidiaries, to provide Buyer with such sales agency services similar to those services provided by Seller and the Subsidiaries to the Business as of the date hereof as are requested by Buyer prior to the Closing to be provided following the Closing on the terms and in the manner agreed by the parties hereto prior to the Closing.
         5.19  Biolyzer Supply Agreement.  At the Closing, Buyer and
Seller shall execute and deliver the biolyzer
supply agreement attached hereto as Annex I (the "Biolyzer Supply Agreement") pursuant to which Buyer will sell to Seller the equipment and consumable supplies described in such agreement.
         5.20 Lease Agreements. At the Closing, Buyer and Seller shall execute and deliver the lease and facility services agreements attached hereto as Annex J (the "Real Property Leases") pursuant to which Buyer shall (a) lease from Seller the headquarters building located in the Canal Ponds Business Park, Greece, New York, (b) lease from Seller the Kodak
Park Leased Real Property, (c) lease from Seller part of the following buildings: the Hawkeye Building, located at 1447 St.
Paul Street, Rochester, New York, the building known as Building 800, located on Buffalo Road (near the intersection with Mt. Read Boulevard), Rochester, New York, the Marketing Education Center building located at 4545 East River Road in the town of Henrietta, New York and the warehouse space located at 58 McKee Road, Rochester, New York and (d) at its election, sublease or lease, as appropriate, the portion of any Shared
Real Property which is Related to the Business.   Any sublease or lease
referred to in clause (d) of this Section 5.20 shall (i) be for a term not to exceed twelve (12) months; (ii) provide that Buyer shall pay rent equal to (x) the proportionate share of the rent payable by Seller under its lease for such space, in the case of a sublease, or (y) the internal charges which would have been allocated to the Business as charges for occupancy of and services related to such portion of the Shared Real Property if the Business had not been sold by Seller to Buyer; and (iii) provide that Buyer shall reimburse Seller for the allocable portion of all operating costs and expenses associated with the use, occupancy, maintenance and repair of such portion of the Shared Real

Property, in each case in accordance with the terms of such Real Property
Leases.
         5.21 Right of First Refusal. As a material inducement to Seller to enter into this Agreement, Buyer agrees that Buyer shall not sell or transfer the Yasui gravure coating machine, the J-1 coating machine or the 71 coating machine or any coating machine developed by Buyer after the Closing which utilizes Intellectual Property embedded in the Yasui, J-1 or 71 coating machines unless Buyer complies with the terms of this
Section 5.21. In the event Buyer intends to effect such a sale or transfer during such period, Buyer shall send to Seller a written notice which shall describe, in such detail as Seller may require, the proposed sale or transfer, including, without limitation (i) the manner of such proposed sale or transfer; (ii) the identity of each proposed purchaser or transferee; (iii) a statement that each proposed purchaser or transferee has agreed to be bound by the provisions of Section 9.13 as if it were the Buyer; (iv) the coating machine proposed to be sold or transferred to each purchaser or transferee; and (v) the proposed amount of cash and nature of any other consideration to be received for the coating machine proposed to be sold or transferred to each such purchaser or transferee. If, within 20 days after Seller has received such notice, Seller does not notify Buyer in writing of a firm commitment by Seller or a designee of Seller to purchase the coating machine to be so sold or transferred, at the price set forth in the notice to Seller, Buyer shall be free for a period of 60 days following such twenty-day period to sell or transfer the coating machine so proposed to be sold or transferred, but only to such transferees and at the price and under the terms and conditions set forth in such notice. If, within 20 days after Seller has received such notice, Seller notifies Buyer in writing of a firm commitment by Seller or a designee thereof to purchase the coating machine (or any part thereof) so proposed to be sold or transferred, at the price applicable to such coating machine set forth in Buyer's notice to Seller, Buyer shall at a date fixed by Buyer not more than ten days after receiving such notice from Seller, sell the coating machine set forth in Buyer's notice to Seller to Seller at the purchase price applicable to the coating machine set forth in such notice.
         5.22 GECC Contract. Upon the execution hereof, Buyer agrees to use its reasonable efforts to negotiate and conclude an agreement with Seller and the General Electric Credit Corporation ("GECC") pursuant to which Buyer will substitute itself for Seller with respect to the Operating Agreement as it relates to the products of the Business, so that Seller will have no rights or obligations with respect to such products under the Operating Agreement effective as of the Closing.
         5.23 Removal of Coating Machines. Buyer agrees that at the end of the respective term of each of the Real Property Leases with respect to the buildings in which each of the J-1 coating machine, the 71 coating machine and the Yasui gravure coating machine is located, Buyer, at its own cost, will remove such machines from Seller's premises.
         5.24 Capital Improvement Projects. Seller and Buyer agree that following the Closing, Seller will complete those capital improvement projects currently in process and set forth on Schedule 5.24 hereto. Buyer agrees to pay Seller an amount not to exceed $6,000,000 for completing such projects on the terms and in the manner set forth on Schedule 5.24 hereto.
         5.25 Research and Development. Seller and Buyer agree that following the Closing, Seller will complete those research and development projects currently in process and set forth on
Schedule 5.25 hereto. Buyer agrees to pay Seller an amount not to exceed $600,000 for completing such projects on the terms and in the manner set forth on Schedule 5.25 hereto.
         5.26 Provision of Equipment. Buyer agrees to provide Seller free of charge with the injection molding machine and the assembly machine for the manufacture of IDx wells, the molds therefor and the tooling for the E-250 sample handler for the duration of the respective Ancillary Agreements relating thereto except as otherwise provided therein.
         5.27 Additional Distribution Agreements. Seller will cooperate with Buyer to attempt to secure distribution agreements between Buyer and the existing third party distributors of Seller and the Subsidiaries under distribution agreements related to the Business which are included in Excluded Assets.
         5.28 Further Assurances. At any time after the Closing Date, Seller and Buyer shall promptly execute, acknowledge and deliver any other assurances or documents or take such action reasonably requested by Seller and Buyer, as the case may be, and necessary for Seller and Buyer, as the case may be, to satisfy its respective obligations hereunder or obtain the benefits contemplated hereby including the payment of funds rightfully belonging to Buyer. Buyer and Seller shall each use reasonable efforts to cooperate with the other in the conduct of the litigation and arbitration assumed by Buyer pursuant to this Agreement or retained by Seller as an Excluded Liability, as the case may be. In addition, Seller will reasonably cooperate with Buyer in the transfer of any benefit plan relating to Transferred Employees at any Subsidiary; it being acknowledged, to the Knowledge of Seller, no Person has a basis for preventing or inhibiting such tranfer.
         5.29 Buyer's Knowledge of Business; Seller's Representations Modified by Buyer's Knowledge. Buyer hereby agrees that to the extent that any of the key management personnel of Buyer who are responsible for the analysis and negotiation of this Agreement and the transactions contemplated hereby has actual knowledge prior to the date hereof that any representations or warranty of Seller made herein or in any Ancillary Agreement is untrue or incorrect, (i) Buyer shall have no rights thereunder by reason of such untruth or inaccuracy and (ii) any such representation or warranty by Seller shall be deemed to be amended to the extent necessary to render it consistent with such knowledge of Buyer.
         5.30 Certain Environmental Arrangements. Notwithstanding anything to the contrary contained in this Agreement, with respect to the Cardiff Property: (a) Buyer and Seller agree to share equally the first $10,000,000 of liabilities arising in connection with or relating to any Environmental Law or Environmental Action and (b) Buyer shall (i) permit Seller and its representatives to have access, during regular business hours and upon reasonable advance notice, to the Cardiff Property, subject to Buyer's reasonable rules and regulations and subject to the lease covering the Cardiff Property, (ii) not conduct or cause to be conducted any environmental testing or sampling whatsoever, including without limitation any testing or sampling of the soil, surface or subsurface waters and air quality at, in on or beneath the Cardiff Property without Seller's prior written consent, which consent will not be unreasonably withheld, (iii) promptly, taking into account the circumstances, notify Seller in writing of any communication to Buyer from any third party concerning any environmental matter, (iv) unless, otherwise required by law or governmental regulation, not respond to or communicate with any third party concerning any environmental matter without Seller's prior written consent, which consent will not be unreasonably withheld and (v) afford Seller the opportunity and right to control any action, suit, investigation or proceeding relating to any environmental matter, Environmental Law or Environmental Action, unless in each case (b)(ii)-(v) of this Section 5.30, Buyer agrees in writing with Seller that any such action, suit, investigation or proceeding or any actions, suits, investigations or proceedings arising from or relating to such testing or sampling, communication or response shall be the sole responsibility of Buyer; it being understood that to the extent Seller enters into any settlement with respect to any such matters and such settlement would, pursuant to this
Section 5.30, require Buyer to pay any amounts thereunder, such settlement shall be subject to Buyer's prior written consent, which consent shall not be unreasonably withheld.
         5.31 Agreement Not to Compete. (a) Seller agrees that the going concern value of the Business and the Acquired Assets is important to Buyer and acknowledges that Buyer would not have entered into this Agreement and the Ancillary Agreements absent the provisions of this
Section 5.31 and, therefore, further agrees that it will not until the fifth anniversary of the Closing Date, directly or indirectly, engage in the manufacture, development, sale or distribution of In Vitro Diagnostic Products.
          (b)  Nothing in this Section 5.31 shall prevent:
               (i) Seller and its Affiliates from owning less than 10% in the aggregate of the equity securities of any company's voting securities, if none of the employees of Seller or any of its Affiliates is involved in any way in the management of such company (other than as directors); or
               (ii) Seller and its Affiliates from passively participating in venture capital, mutual or investment funds which hold ownership interests of persons which engage in activities relating to the Business.
         5.32 Confidentiality. (a) Seller will not, directly or indirectly, at any time communicate or divulge any secret or confidential information, knowledge or data included in the Acquired Assets or the Kodak Leased Property to any Person, except (i) with respect to the Kodak Leased Property, to any Person other than a Person engaged in the manufacture, development, sale or distribution of In Vitro Diagnostic Products and (ii) with respect to the Acquired Assets, to any Person in the Imaging Products.
          (b) Buyer will not, directly or indirectly, at any time communicate or divulge any unpatented technology licensed by Seller under
Section 5.11(a) or 5.11(b) hereof to any Person other than an authorized sublicensee or assignee which agrees in writing to be bound by the provisions hereof.
         5.33 Non Solicitation. (a) Seller agrees that it will not directly or indirectly prior to the second anniversary of the Closing Date, induce, encourage, or solicit any Transferred Employee to reject Buyer's offer of employment or leave such employment, or to accept any other position or employment or assist any other entity in hiring such employee.
          (b) Buyer agrees that it will not directly or indirectly prior to the second anniversary of the Closing Date, induce, encourage, or solicit any employee of Seller or its Subsidiaries to leave such employment, or to accept any other position or employment or assist any other entity in hiring such employee other than any employee working in the customer equipment services division of Seller so long as (i) such solicitation is done within one 90-day period and (ii) all such employees are hired on the same date.
         5.34 Insurance Proceeds. Seller shall assign to Buyer any proceeds of Seller's third party insurance policies related to Assumed Liabilities or Losses to the extent and only to the extent assignable.


                          ARTICLE VI

                     CONDITIONS TO CLOSING

          6.1 Conditions to the Obligations of Both Parties. The obligations of the parties hereto to effect the Closing are subject to the satisfaction (or waiver) prior to the Closing of the following conditions:
          (a) Antitrust Filings and Approvals. Any required waiting period under the H-S-R Act applicable to the transactions contemplated hereby shall have expired or been earlier terminated and the German
Federal Cartel Office and similar governmental offices in each of Belgium, Greece, Ireland, Italy, Portugal and Japan shall have approved the transactions contemplated hereby.
          (b) No Injunctions. No court or governmental authority of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, or non-appealable judgment, decree, injunction or other order which is in effect on the Closing Date and prohibits the consummation of the Closing.
          (c) Consents and Approvals. All Required Approvals shall have been obtained.

          6.2 Conditions to the Obligations of Buyer. The obligation of Buyer to effect the Closing is subject to the satisfaction (or waiver) prior to the Closing, of the following conditions:
          (a) Representations and Warranties. The representations and warranties of Seller contained herein shall have been true and correct in all material respects when made and shall be true and correct in all material respects as of the Closing, as if made as of the Closing (except that representations and warranties that are made as of a specific date need be true in all material respects only as of such date), and Buyer shall have received a certificate to such effect dated the Closing Date and executed by a duly authorized officer of Seller.
          (b) Covenants. The covenants and agreements of Seller to be performed on or prior to the Closing shall have been duly performed in all material respects, and Buyer shall have received a certificate to such effect dated the Closing Date and executed by a duly authorized officer of Seller.
          (c) Legal Opinions. Buyer shall have received the opinions of (i) Sullivan & Cromwell and (ii) the General Counsel of Seller, each dated as of the Closing Date, addressed to Buyer and in form and substance reasonably acceptable to Buyer.
          (d) Ancillary Agreements. Seller shall have executed and delivered the Ancillary Agreements.
          6.3 Conditions to the Obligations of Seller. The obligation of Seller to effect the Closing is subject to the satisfaction (or waiver) prior to the Closing of the following conditions:
          (a) Representations and Warranties. The representations and warranties of Buyer contained herein shall have been true and correct in all material respects when made and shall be true and correct in all material respects as of the Closing, as if made as of the Closing (except that representations and warranties that are made as of a specific date need be true in all material respects only as of such date), and Seller shall have received a certificate to such effect dated the Closing Date and executed by a duly authorized officer of Buyer.
          (b) Covenants. The covenants and agreements of Buyer to be performed on or prior to the Closing shall have been duly performed in all material respects, and Seller shall have received a certificate to such effect dated the Closing Date and executed by a duly authorized officer of Buyer.
          (c) Legal Opinions. Seller shall have received the opinions of (i) the office of general counsel of Buyer and (ii) Davis Polk & Wardwell, each dated as of the Closing Date, addressed to Seller and in form and substance reasonably acceptable to Seller.
          (d) Ancillary Agreements. Buyer shall have executed and delivered the Ancillary Agreements.
          (e)  Completion of Asset Transfers.  (i) In the event that
Seller elects to transfer the assets of Kodak Diagnostic S.A. and Kodak
Clinical Diagnostics (Europe) S.A. in accordance with Section 2.10(b) hereof, the completion of the transfer of such assets to a separate entity shall have occurred and (ii) Kodak Germany-Sub shall have transferred all of its assets to Kodak Germany-Parent.

                          ARTICLE VII

                   SURVIVAL; INDEMNIFICATION

          7.1 Survival. The representations and warranties contained in this Agreement shall survive the Closing for the period set forth in this Section 7.1. All representations and warranties contained in this Agreement and all claims and causes of action with respect thereto shall terminate upon expiration of 18 months after the Closing Date, except that the representations and warranties in Sections 3.1, 3.2, 3.4, 4.1, 4.2, 4.3 and 4.5 and all claims and causes of action with respect thereto shall survive forever and the representations and warranties in Section 4.6 and all claims and causes of action with respect thereto shall survive until the expiration of the applicable statute of limitations with respect to the matters addressed in such Section and the representations in Section 4.17 shall survive for 5 years after Closing; it being understood that in the event notice of any claim for indemnification under Section 7.2(a) or
Section 7.3(a)(i) hereof shall have been given (within the meaning of Section 9.1) within the applicable survival period, the representations and warranties that are the subject of such indemnification claim shall survive until such time as such claim is finally resolved.
          7.2 Indemnification by Buyer. Buyer hereby agrees that it shall indemnify, defend and hold harmless Seller, its Affiliates, and, if applicable, their respective directors, officers, shareholders, partners, attorneys, accountants, agents and employees and their heirs, successors and assigns (the "Seller Indemnities") from, against and in respect of any damages, claims, losses, liabilities, charges, actions, suits, proceedings, deficiencies, taxes, interest, penalties, and reasonable costs and expenses (including without limitation reasonable attorneys' fees, removal costs, remediation costs, closure costs, fines, penalties and expenses of investigation and ongoing monitoring) (collectively, the "Losses") imposed on, sustained, incurred or suffered by or asserted against any of the Seller Indemnities, directly or indirectly relating to or arising out of (a) any breach of any representation or warranty made by Buyer contained in this Agreement for the period such representation or warranty survives, (b) the Assumed Liabilities (including, without limitation, liabilities relating to (A) investigation, removal, remediation, containment, cleanup or abatement of the presence, release or threatened release of any Hazardous Substance, whether on-site or off-site and (B) any claim by any third party, including, without limitation, tort suits for personal or bodily injury, property damage or injunctive relief) and (c) the breach of any covenant or agreement of Buyer contained in this Agreement. Buyer shall not be liable to the Seller Indemnities for any Losses with respect to the matters contained in
Section 7.2(a) except to the extent (and then only to the extent) the Losses exceed $9,500,000.
          7.3 Indemnification by Seller. (a) Seller hereby agrees that it shall indemnify, defend and hold harmless Buyer, its Affiliates and their respective directors, officers, shareholders, partners, attorneys, accountants, agents and employees (other than the Transferred Employees) (the "Buyer Indemnities") from, against and in respect of any Losses imposed on, sustained, incurred or suffered by or asserted against any of the Buyer Indemnities, directly or indirectly relating to or arising out of (i) subject to Section 7.3(b) hereof, any breach of any representation or warranty made by Seller contained in this Agreement for the period such representation or warranty survives, (ii) all Excluded Liabilities (including, without limitation, liabilities relating to (A) investigation, removal, remediation, containment, cleanup or abatement of the presence, release or threatened release of any Hazardous Substance, whether on-site or off-site and (B) any claim by any third party, including, without limitation, tort suits for personal or bodily injury, property damage or injunctive relief) and
(iii) subject to Section 7.3(b) hereof, the breach of any covenant or agreement of Seller contained in this Agreement. Buyer acknowledges that this Article VII constitutes the Buyer's sole remedy with respect to any Losses or liability under any Environmental Law or Environmental Action or with respect to any Hazardous Substance or any representation, warranty or covenant relating thereto and expressly waives any other rights or cause of action under any Environmental Law or with respect to any claim involving the presence or exposure to any Hazardous Substance.
          (b) Seller shall not be liable to the Buyer Indemnities for any Losses with respect to the matters contained in Section
7.3(a)(i) except to the extent (and then only to the extent) the Losses therefrom exceed $20,000,000; provided, however, that Seller shall not be liable for any individual Loss which does not exceed $10,000.
          7.4 Indemnification Procedures. With respect to third party claims other than those relating to Taxes, promptly after receipt by an indemnified party of notice of the commencement of any action or the presentation or other assertion of any claim which could result in a claim for indemnification, such indemnified party shall assume the defense thereof, shall give prompt notice thereof to the indemnifying party, and the indemnifying party shall be entitled to participate in, or assume, the defense thereof with its own counsel and at its own expense. The indemnifying party shall not compromise or settle any such action or claim without the consent of the indemnified party (which shall not be unreasonably withheld), and shall not be liable for any compromise or settlement of any such action or claim effected without its consent (which shall not be unreasonably withheld). The parties agree to cooperate to the fullest extent possible in connection with any claim for which indemnification is or may be sought under this Agreement.
          7.5 Characterization of Indemnification Payments. All amounts paid by Seller to Buyer or by Buyer to Seller, as the case may be, under Article II (other than Section 2.8), Article V and this Article VII shall be treated as adjustments to the Purchase Price for all Tax purposes.


                         ARTICLE VIII

                          TERMINATION

          8.1 Termination. This Agreement may be terminated at any time prior to the Closing only as follows:
          (a)  by written agreement of Buyer and Seller;
          (b) by either Buyer or Seller, by giving written notice of such termination to the other party, if the Closing shall not have occurred on or prior to December 12, 1994 (assuming no additional request for information pursuant to the HSR Act); provided that the terminating party is not in material breach of its obligations under this Agreement;
          (c) by either Buyer or Seller if there shall be in effect any law or regulation that prohibits the consummation of the Closing or if consummation of the Closing would violate any non-appealable final order, decree or judgment of any court or governmental body having competent jurisdiction;

          (d) by Buyer if Seller has breached any representation, warranty, covenant or agreement contained in this Agreement and such breach, if existing immediately prior to Closing, would entitle Buyer not to effect the Closing, unless such breach is capable of being cured prior to the Closing and is so cured within a reasonable amount of time, but no later than the Closing;
          (e) by Seller if Buyer has breached any representation, warranty, covenant or agreement contained in this Agreement and such breach, if existing immediately prior to the Closing, would entitle Seller not to effect the Closing, unless such breach is capable of being cured prior to the Closing and is so cured within a reasonable amount of time, but no later than the Closing; or
          (f) by Seller if the Closing shall not have occurred on or prior to ten Business Days following the satisfaction of all the conditions to Closing set forth in Sections 6.1 and 6.2 hereof as a result of any action or inaction by Buyer.
          8.2 Effect of Termination. In the event of the termination of this Agreement in accordance with Section 8.1 hereof, this Agreement shall thereafter become void and have no effect, and no party hereto shall have any liability to the other party hereto or their respective Affiliates, directors, officers or employees, except for the obligations of the parties hereto contained in this Section 8.2 and in Sections 9.1, 9.7, 9.9, 9.12 and 9.13 hereof, and except that nothing herein will relieve any party from liability for any breach of this Agreement prior to such termination.

                          ARTICLE IX

                         MISCELLANEOUS

          9.1 Notices. All notices or other communications hereunder shall be deemed to have been duly given and made if in writing and if served by personal delivery upon the party for whom it is intended on the day so delivered, if delivered by registered or certified mail, return receipt requested, on the third Business day following such mailing or by a national courier service on the Business Day following such mailing, or if sent by telecopier on the day telecopied, or if not a Business Day, the next succeeding Business Day, provided that the telecopy is promptly confirmed by telephone confirmation thereof, to the person at the address set forth below, or such other address as may be designated in writing hereafter, in the same manner, by such person:

          To Buyer:

                         JOHNSON & JOHNSON
                         1 Johnson & Johnson Plaza
                         New Brunswick, N.J. 08933


                         Telephone:  (908) 524-2846
                         Telecopy:   (908) 524-8822
                         Attn:  Office of General Counsel


          With a copy to:

                         DAVIS POLK & WARDWELL
                         450 Lexington Avenue
                         New York, New York  10017


                         Telephone:  (212) 450-4000
                         Telecopy:   (212) 450-4800
                         Attn:  William Rosoff

          To Seller:

                         EASTMAN KODAK COMPANY
                         343 State Street
                         Rochester, New York 10650
                         Telephone:  (716) 724-4332
                         Telecopy:  (716) 724-9448
                         Attn:  Gary Van Graafeiland
                                General Counsel,
                                Senior Vice President
                                  and Secretary

          With a copy to:

                         SULLIVAN & CROMWELL
                         250 Park Avenue
                         New York, New York 10177
                         Telephone:  (212) 558-4000
                         Telecopy:  (212) 883-1186
                         Attn:  Alexandra D. Korry



          9.2 Amendment; Waiver. Any provision of this Agreement may be amended or waived if, and only if, such amendment or waiver is in writing and signed, in the case of an amendment, by Buyer and Seller, or in the case of a waiver, by the party against whom the waiver is to be effective. No failure or delay by any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. Except as otherwise provided herein, the rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.
          9.3 Assignment. No party to this Agreement may assign any of it rights or obligations under this Agreement without the prior written consent of the other party hereto; provided that Buyer may assign its rights and obligations hereunder to one or more of its Affiliates without obtaining any such consent from Seller, except that if any such assignment would adversely affect Seller's ability to transfer any material Acquired Assets hereunder, such assignment shall be subject to Seller's prior written consent, which consent shall not be unreasonably withheld. Any attempted assignment in contravention hereof shall be null and void.
          9.4  Entire Agreement.  This Agreement (including all
Schedules and Annexes hereto) contains the entire agreement between the parties hereto with respect to the subject matter hereof and supersede all prior agreements and understandings, oral or written, with respect to such matters.
          9.5 Parties in Interest. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns. Nothing in this Agreement, express or implied, is intended to confer upon any Person other than Buyer, Seller, or their successors or permitted assigns, any rights or remedies under or by reason of this Agreement.
          9.6 Public Disclosure. Notwithstanding anything herein to the contrary, each of the parties to this Agreement hereby agrees with the other party hereto that, except as may be required to comply with the requirements of any applicable Laws, and the rules and regulations of each stock exchange upon which the securities of one of the parties is listed, no press release or similar public announcement or communication shall ever, whether prior to or subsequent to the Closing, be made or caused to be made concerning the execution or performance of this Agreement unless specifically approved in advance by all parties hereto.
          9.7 Expenses. Except as otherwise expressly provided in this Agreement, whether or not the transactions contemplated by this Agreement are consummated, all costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be borne by the party incurring such expenses.
          9.8 Schedules. The disclosure of any matter in any schedule to this Agreement shall be deemed to be a disclosure for all purposes of this Agreement to which such matter could reasonably be expected to be pertinent, but shall expressly not be deemed to constitute an admission by Seller or Buyer or to otherwise imply, that any such matter is material for the purposes of this Agreement.
          9.9  GOVERNING LAW; SUBMISSION TO JURISDICTION.  THIS
AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK WITHOUT REFERENCE TO THE CHOICE OF LAW PRINCIPLES THEREOF. BUYER HEREBY AGREES TO SUBMIT TO THE JURISDICTION OF ANY COURT OF GENERAL JURISDICTION SITTING IN THE STATE OF NEW YORK, AND BUYER DESIGNATES CT CORPORATION, AS ITS AGENT AND ATTORNEY IN FACT FOR THE PURPOSE OF ACCEPTING SERVICE AND MAKING AN APPEARANCE ON ITS BEHALF IN SUCH PROCEEDING AND TAKING ALL SUCH ACTS AS MAY BE NECESSARY OR APPROPRIATE IN ORDER TO CONFER JURISDICTION ON IT UPON SUCH COURT AND BUYER STIPULATES THAT SUCH CONSENT AND APPOINTMENT IS IRREVOCABLE AND COUPLED WITH AN INTEREST.
          9.10 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same Agreement.
          9.11 Headings. The heading references herein and the table of contents hereto are for convenience purposes only, do not constitute a part of this Agreement and shall not be deemed to limit or affect any of the provisions hereof.

          9.12 Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof. If any provision of this Agreement, or the application thereof to any person or entity or any circumstance, is invalid or unenforceable,
(a) a suitable and equitable provision shall be substituted therefor in order to carry out, so far as may be valid and enforceable, the intent and purpose of such invalid or unenforceable provision and (b) the remainder of this Agreement and the application of such provision to other persons, entities or circumstances shall not be affected by such invalidity or unenforceability, nor shall such invalidity or unenforceability affect the validity or enforceability of such provision, or the application thereof, in any other jurisdiction.
          9.13 Confidentiality. Buyer hereby acknowledges that it has obtained confidential information relating to the business, operations and assets of Seller and its Subsidiaries. Following the Closing, for a period of five years, Buyer and its Affiliates shall treat such information, other than any information related to the Business, as confidential, preserve the confidentiality thereof, not duplicate or use such information and instruct its employees who have had access to such information to keep such information confidential and not to use any such information unless such information is now or hereafter disclosed through no act or omission of Buyer or its

Affiliates, in a manner making such information available to the general public.
          IN WITNESS WHEREOF, the parties have executed or caused this Agreement to be executed as of the date first written above.

                              EASTMAN KODAK COMPANY

                              By:


                              JOHNSON & JOHNSON

                              By:

                         SCHEDULE 3.1



None.

                         SCHEDULE 3.3



None.

                         SCHEDULE 3.5



None.

                         SCHEDULE 3.6



None.

                                                       Exhibit 10(D)



                          ASSET PURCHASE AGREEMENT


                                   among


                           EASTMAN KODAK COMPANY


                                    and


                             L&F PRODUCTS INC.


                                    and


                           STERLING WINTHROP INC.


                                    and


                            RECKITT & COLMAN PLC


                       Dated as of September 26, 1994



                         Circulated October 5, 1994

                             TABLE OF CONTENTS

                                                                       Page

                                 ARTICLE I

                           DEFINITIONS AND TERMS

 Section 1.1  Specific Definitions  . . . . . . . . . . . . . . . . . . 281
 Section 1.2  Other Terms   . . . . . . . . . . . . . . . . . . . . . . 292
 Section 1.3  Other Definitional Provisions   . . . . . . . . . . . . . 292


                                 ARTICLE II

                     PURCHASE AND SALE OF THE BUSINESS

 Section 2.1  Purchase and Sale of Assets   . . . . . . . . . . . . . . 293
 Section 2.2  Excluded Assets   . . . . . . . . . . . . . . . . . . . . 294
 Section 2.3  Assumption of Liabilities   . . . . . . . . . . . . . . . 297
 Section 2.4  Excluded Liabilities  . . . . . . . . . . . . . . . . . . 298
 Section 2.5  Purchase Price  . . . . . . . . . . . . . . . . . . . . . 301
 Section 2.6  Business Post-Closing Adjustments   . . . . . . . . . . . 301
 Section 2.7  The Closing   . . . . . . . . . . . . . . . . . . . . . . 305
 Section 2.8  Deliveries by Purchaser and Its Affiliates At the Closing
                                                                        307
 Section 2.9  Deliveries by Seller, Sterling,  Kodak and Kodak's
                 Affiliates At the Closing  . . . . . . . . . . . . . . 308
 Section 2.10 Means of Transfer   . . . . . . . . . . . . . . . . . . . 310
 Section 2.11 Additional Payments   . . . . . . . . . . . . . . . . . . 311


                                ARTICLE III

        REPRESENTATIONS AND WARRANTIES OF SELLER, STERLING AND KODAK

 Section 3.1  Organization and Qualification  . . . . . . . . . . . . . 311
 Section 3.2  Subsidiaries  . . . . . . . . . . . . . . . . . . . . . . 312
 Section 3.3  Corporate Authorization   . . . . . . . . . . . . . . . . 313
 Section 3.4  Consents and Approvals  . . . . . . . . . . . . . . . . . 314
 Section 3.5  Non-Contravention   . . . . . . . . . . . . . . . . . . . 315
 Section 3.6  Binding Effect  . . . . . . . . . . . . . . . . . . . . . 317
 Section 3.7  Financial Statements  . . . . . . . . . . . . . . . . . . 317
 Section 3.8  Litigation and Claims   . . . . . . . . . . . . . . . . . 318
 Section 3.9  Taxes   . . . . . . . . . . . . . . . . . . . . . . . . . 319
 Section 3.10 Employee Benefits   . . . . . . . . . . . . . . . . . . . 322
 Section 3.11 Compliance with Laws  . . . . . . . . . . . . . . . . . . 325
 Section 3.12 Environmental Matters   . . . . . . . . . . . . . . . . . 326
 Section 3.13 Intellectual Property   . . . . . . . . . . . . . . . . . 327
 Section 3.14 Labor Matters   . . . . . . . . . . . . . . . . . . . . . 329
 Section 3.15 Contracts   . . . . . . . . . . . . . . . . . . . . . . . 330

 Section 3.16 Entire Business; Shared Assets; Title to and Condition of
                 Property . . . . . . . . . . . . . . . . . . . . . . . 331
 Section 3.17 Finders' Fees   . . . . . . . . . . . . . . . . . . . . . 335
 Section 3.18 Insurance   . . . . . . . . . . . . . . . . . . . . . . . 335
 Section 3.19 Absence of Undisclosed Liabilities  . . . . . . . . . . . 335
 Section 3.20 Intercompany Transactions   . . . . . . . . . . . . . . . 336
 Section 3.21 Customers and Suppliers   . . . . . . . . . . . . . . . . 336
 Section 3.22 Certain Documents   . . . . . . . . . . . . . . . . . . . 337
 Section 3.23 No Other Representations or Warranties  . . . . . . . . . 337


                                 ARTICLE IV

                REPRESENTATIONS AND WARRANTIES OF PURCHASER

 Section 4.1  Organization and Qualification  . . . . . . . . . . . . . 338
 Section 4.2  Corporate Authorization   . . . . . . . . . . . . . . . . 338
 Section 4.3  Consents and Approvals  . . . . . . . . . . . . . . . . . 339
 Section 4.4  Non-Contravention   . . . . . . . . . . . . . . . . . . . 340
 Section 4.5  Binding Effect  . . . . . . . . . . . . . . . . . . . . . 340
 Section 4.6  Finders' Fees   . . . . . . . . . . . . . . . . . . . . . 341
 Section 4.7  Financial Capability  . . . . . . . . . . . . . . . . . . 341
 Section 4.8  No Other Representations or Warranties  . . . . . . . . . 341


                                 ARTICLE V

                                 COVENANTS

 Section 5.1  Access  . . . . . . . . . . . . . . . . . . . . . . . . . 341
 Section 5.2  Conduct of Business   . . . . . . . . . . . . . . . . . . 342
 Section 5.3  Reasonable Efforts; Good Faith  . . . . . . . . . . . . . 345
 Section 5.4  Tax Matters   . . . . . . . . . . . . . . . . . . . . . . 346
 Section 5.5  Post-Closing Obligations of the Business to Certain
                 Employees  . . . . . . . . . . . . . . . . . . . . . . 364
 Section 5.6  Compliance with WARN, etc.  . . . . . . . . . . . . . . . 376
 Section 5.7  Compliance with State Property Transfer Statutes  . . . . 377
 Section 5.8  Further Assurances  . . . . . . . . . . . . . . . . . . . 377
 Section 5.9  Use of Corporate Names  . . . . . . . . . . . . . . . . . 378
 Section 5.10 Certain Matters Involving the Intellectual Property   . . 378
 Section 5.11 [Intentionally omitted.]
 Section 5.12 Transition Services   . . . . . . . . . . . . . . . . . . 379
 Section 5.13 Supply Agreements   . . . . . . . . . . . . . . . . . . . 380

 Section 5.14 No Shopping   . . . . . . . . . . . . . . . . . . . . . . 381
 Section 5.15 Non-Compete   . . . . . . . . . . . . . . . . . . . . . . 382
 Section 5.16 PineSol Litigation  . . . . . . . . . . . . . . . . . . . 382
 Section 5.17 Insurance   . . . . . . . . . . . . . . . . . . . . . . . 383
 Section 5.18 Reserve   . . . . . . . . . . . . . . . . . . . . . . . . 386


                                 ARTICLE VI

                           CONDITIONS TO CLOSING

 Section 6.1  Conditions to the Obligations of Purchaser and Seller   . 386
 Section 6.2  Conditions to the Obligations of Purchaser  . . . . . . . 387
 Section 6.3  Conditions to the Obligations of Kodak and Seller   . . . 389


                                ARTICLE VII

                         SURVIVAL; INDEMNIFICATION

 Section 7.1  Survival  . . . . . . . . . . . . . . . . . . . . . . . . 390
 Section 7.2  Indemnification by Purchaser  . . . . . . . . . . . . . . 391
 Section 7.3  Indemnification by Seller and Kodak   . . . . . . . . . . 392
 Section 7.4  Indemnification Procedures  . . . . . . . . . . . . . . . 397
 Section 7.5  Characterization of Indemnification Payments  . . . . . . 400
 Section 7.6  Computation of Losses Subject to Indemnification  . . . . 400


                                ARTICLE VIII

                                TERMINATION

 Section 8.1  Termination   . . . . . . . . . . . . . . . . . . . . . . 401
 Section 8.2  Effect of Termination   . . . . . . . . . . . . . . . . . 402


                                 ARTICLE IX

                               MISCELLANEOUS

 Section 9.1  Notices   . . . . . . . . . . . . . . . . . . . . . . . . 402
 Section 9.2  Amendment; Waiver   . . . . . . . . . . . . . . . . . . . 404

 Section 9.3  Assignment  . . . . . . . . . . . . . . . . . . . . . . . 404
 Section 9.4  Entire Agreement  . . . . . . . . . . . . . . . . . . . . 405
 Section 9.5  Fulfillment of Obligations  . . . . . . . . . . . . . . . 405
 Section 9.6  Parties in Interest   . . . . . . . . . . . . . . . . . . 405
 Section 9.7  Public Disclosure   . . . . . . . . . . . . . . . . . . . 406
 Section 9.8  Return of Information   . . . . . . . . . . . . . . . . . 406
 Section 9.9  Expenses  . . . . . . . . . . . . . . . . . . . . . . . . 406
 Section 9.10 Schedules   . . . . . . . . . . . . . . . . . . . . . . . 407
 SECTION 9.11 GOVERNING LAW; SUBMISSION TO JURISDICTION; SELECTION OF
                 FORUM  . . . . . . . . . . . . . . . . . . . . . . . . 407
 Section 9.12 Counterparts  . . . . . . . . . . . . . . . . . . . . . . 408
 Section 9.13 Headings  . . . . . . . . . . . . . . . . . . . . . . . . 408
 Section 9.14 Severability  . . . . . . . . . . . . . . . . . . . . . . 408

SCHEDULES


Schedule 1.1(a)          - Current Products
Schedule 1.1(b)          - Certain Individuals Employed by
                             Kodak, Seller and Sterling
Schedule 1.1(c)          - Certain Individuals Employed by
                                Purchaser and its Subsidiary
Schedule 2.1(g)          - Transferred Subsidiaries
Schedule 2.2(d)          - Excluded Intellectual Property
Schedule 2.2(f)          - Excluded Litigation
Schedule 2.6             - Net Worth
Schedule 2.10            - Form of Purchase Schedule
3.1(a)          - Exceptions to Qualification and
                             Good Standing Warranty
Schedule 3.2(a)(i)       - Subsidiaries
Schedule 3.2(a)(ii)      - Exceptions to Qualification and
                             Good Standing Warranty
                             Subsidiaries
Schedule 3.2(b)          - Exceptions to Stock Ownership
                             Warranty
Schedule 3.4             - Consents and Approvals
Schedule 3.5             - Non-Contravention Schedule
3.7(a)(i)       - Financial Statements and Basis of
                                Presentation
Schedule 3.7(a)(ii)      - Basis of Presentation and
                             Exceptions to GAAP
Schedule 3.8(a)          - Litigation and Claims
Schedule 3.8(b)          - Orders and Consent
Agreements Schedule 3.9             - Taxes
Schedule 3.10(a)         - Benefit Plans
Schedule 3.10(b)         - Benefit Plan Litigation
Schedule 3.10(e)         - Retiree Benefits
Schedule 3.10(f)         - Non-US Benefit Plans Schedule
3.11            - Exceptions to Compliance with
                             Laws Warranty
Schedule 3.12            - Environmental Matters
Schedule 3.13(a)         - Intellectual Property Schedule
3.13(b)(i)      - Exclusive License Agreements and
                             Restrictions of Use Concerning
                             Trademarks Listed in
                             3.13(b)(ii)
Schedule 3.13(b)(ii)     - Trademarks Schedule 3.14
- - - Collective Bargaining Agreements
Schedule 3.14(a)         -
Grievances Schedule 3.15(i)         -
Contracts Schedule 3.15(ii)        - Validity of
Contracts Schedule 3.15(iii)       - Contracts
in Default Schedule 3.16(a)         - Shared Facilities and
Services Schedule 3.16(b)         - Leased Real Property;
Owned Real
                             Property
Schedule 3.16(d)         - Encumbrances
Schedule 3.18            - Insurance

Schedule 3.18(a)         - Denied Insurance Claims
Schedule 3.20            - Intercompany Transactions
Schedule 4.1             - Organization and Qualification
Schedule 4.3             - Consents and
Approvals Schedule 4.4             -
Non-Contravention Schedule 5.5(i)          -
Certain Seller Benefit
                             Liabilities
Schedule 5.5(j)          - Employment Agreements Schedule
5.11(a)         - Products Under Development Schedule 5.12
- - - Shared Services
Schedule 5.17(a)         - Form of Claim Services Agreement

          ASSET PURCHASE AGREEMENT, dated as of September 26, 1994,

among EASTMAN KODAK COMPANY, a New Jersey corporation ("Kodak"), L&F

PRODUCTS INC., a Delaware corporation ("Seller"), STERLING WINTHROP INC.

("Sterling"), a Delaware corporation, and RECKITT & COLMAN PLC, a public limited company incorporated under the laws of England and Wales

("Purchaser").


                            W I T N E S S E T H:

            WHEREAS, Sterling, a wholly-owned direct subsidiary of Seller,

is engaged worldwide, through its L&F Products Division (including the entities identified on Schedule 3.2(a)(i)) and certain other subsidiaries of Kodak, in household products, professional products, personal products and "Do It Yourself" ("DIY") products businesses; and

            WHEREAS, Kodak and Seller, a wholly-owned direct subsidiary of

Kodak, have agreed to cause Sterling to transfer, and Sterling has agreed to transfer, the L&F Products Division to Seller and one or more Affiliates of Kodak (the "L&F Transfer") prior to consummation of the sale of the stock of Sterling pursuant to the Stock Purchase Agreement, dated as of

August 28, 1994, between Kodak and SmithKline Beecham plc (the "Sterling

Stock Purchase Agreement"); and

            WHEREAS, following the L&F Transfer, Seller and Kodak desire to sell, transfer and assign to Purchaser and to cause Affiliates of Seller to sell, transfer and assign to Purchaser,

and Purchaser desires to purchase and assume from Seller, Kodak and such

Affiliates of Seller, substantially all the assets and specified liabili-

ties of the household products, professional products and personal products businesses of the L&F Division (including, without limitation, the manufacturing, marketing, sale and distribution of the Current Products and related support operations, research and development activities and all inventories and other assets of such businesses) (collectively, the

"Business"), all as more specifically provided herein;

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

            "Accounts Payable to Kodak" shall mean all U.S. Intercompany Accounts Payable that are outstanding at any time prior to the Closing to
(x) Kodak or (y) a U.S. Affiliate of Kodak that does not constitute part of the Business.

            "Accounts Receivable from Kodak" shall mean all U.S.
Intercompany Accounts Receivable that are outstanding at any time prior to the Closing from (x) Kodak or (y) a

U.S. Affiliate of Kodak that does not constitute part of the Business.

            "Active Employees" shall have the meaning set forth in Section
5.5(d).

            "Adjusted Closing Balance Sheet" shall have the meaning set forth in Section 2.6(b).

            "Affiliates" shall mean, with respect to any Person, any Persons directly or indirectly controlling, controlled by, or under common control with, such other Person as of the date on which, or at any time during the period for which, the determination of affiliation is being made.

            "Agreement" shall mean this Agreement, as the same may be amended or supplemented from time to time in accordance with the terms hereof.

            "Ancillary Agreements" shall mean the Transition Services Agreement and the Supply Agreement.

            "Assumed Liabilities" shall have the meaning set forth in
Section 2.3.

            "Balance Sheet", which is included as Schedule 3.7(a)(i) hereto, shall mean the unaudited pro forma balance sheet of the Business as at December 31, 1993 prepared on the basis set forth in the notes thereto and Schedule 3.7(a)(ii) hereto.

            "Base Amount" shall mean U.S. $146.2 million.

            "Benefit Plans" shall have the meaning set forth in Section
3.10(a).

            "Books and Records" shall mean all books, ledgers, files, reports, customer and supplier lists, documents (including, without limitation, credit information), plans and operating records of, or maintained by, the Business, as the case may be, except to the extent included in or related solely to any Excluded Assets.

            "Business" shall have the meaning set forth in the recitals of this Agreement.

            "Business Day" shall mean any day other than a Saturday, a Sunday or a day on which banks in New York City or London are authorized or obligated by law or executive order to close.

            "Cap" shall have the meaning set forth in Section 7.3(c).

            "Chosen Courts" shall have the meaning set forth in Section
9.11.

            "Claim Notice" shall have the meaning set forth in Section
7.4.

            "Closing" shall mean the closing of the transactions contemplated by this Agreement.

            "Closing Balance Sheet" shall have the meaning set forth in
Section 2.6(a).

            "Closing Date" shall have the meaning set forth in Section
2.7(a).

            "Code" shall mean the Internal Revenue Code of 1986, as amended.

            "Competition Laws" shall mean statutes, rules, regulations, orders, decrees, administrative and judicial doctrines, and other laws that are designed or intended to prohibit, restrict or regulate actions having the purpose or effect of monopolization or restraint of trade.

            "Confidentiality Agreement" shall mean the Agreement, dated May 26, 1994, between Purchaser and Kodak.

            "Consideration" shall have the meaning set forth in Section
5.4(e).

            "Contracts" shall mean all agreements, powers of attorney, contracts, leases including with respect to the Leased Real Property), purchase orders, arrangements, commitments and non-governmental licenses that are Related to the Business or to which the Transferred Assets are subject.

            "CPA Firm" shall have the meaning set forth in Section 2.6(b).

            "Current Assets" shall mean all Inventory and all other current assets of the Business (including written-off accounts receivable) other than (i) cash (net of cash overdrafts), (ii) investment securities and other short-term investments and (iii) Accounts Receivable from Kodak.

            "Current Liabilities" shall mean all current liabilities of the Business other than (i) short-term indebtedness for money borrowed (other than overdrafts),

(ii) Accounts Payable to Kodak and (iii) accrued and unpaid U.S. Federal, state and local income Taxes and foreign income Taxes other than those relating to the Transferred Subsidiaries and their subsidiaries with respect to the taxable periods, or portions thereof, ending on or before the Closing Date.


            "Current Products" shall mean those products currently manufactured by the Business, as listed in Schedule 1.1(a).

            "Currently" shall mean since January 1, 1993.

            "Determination Time" shall mean the close of business on the date immediately preceding the Closing Date.

            "DIY Business" shall have the meaning set forth in  Section
2.2(a).

            "Due Date" shall mean, with respect to a Tax Return, the date on which such Tax Return is due to be filed (taking into account all applicable extensions).

            "Employees" shall mean all current and former employees of Seller or any Affiliate of Seller who were or are dedicated to the Business.

            "Encumbrances" shall mean liens, charges, encumbrances, security interests, options, or any other restrictions or third party rights.

            "Environmental Claim" shall mean any accusation, allegation, notice of violation, action, claim, Environmental Lien, demand, abatement or other order or direction (conditional or otherwise) arising under any Environmental Law or Environmental Permit by any Person for personal injury (including sickness, disease or death), tangible or intangible property damage, damage to the environment, nuisance, pollution, contamination or other adverse effects on the environment, or for fines, penalties or restrictions resulting from or based upon (i) the existence, or the continuation of the existence, of a Release (including, without limitation, sudden or non-sudden accidental or non-accidental Releases) of, or exposure to, any Hazardous Substance, odor or audible noise in, into or onto the environment (including, without limitation, the air, soil, surface water or groundwater) at, in, by, from or related to any property, activities or operations; (ii) the transportation, storage, treatment or disposal of Hazardous Substances in connection with any property, activities or operations; or (iii) otherwise involving the violation, or alleged violation, of any Environmental Law or Environmental Permit relating to any property, activities or operations.

            "Environmental Law" shall mean any Laws or other requirement relating to the environment, natural resources, or, as they relate to Hazardous Substances, employee health and safety and includes, but is not limited to, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. sec. 9601 et seq., the Hazardous Materials Transportation Act, 49 U.S.C. sec. 1801 et seq., the Resource Conservation and Recovery Act ("RCRA"), 42 U.S.C. sec. 6901 et seq., the Clean Water Act, 33 U.S.C. sec. 1251 et seq., the Clean Air Act, 33 U.S.C. sec. 2601 et seq., the Toxic Substances Control Act, 15 U.S.C. sec. 2601 et seq., FIFRA, the Oil Pollution Act of 1990, 33 U.S.C sec. 2701 et seq., the Occupational Safety and Health Act, 29 U.S.C. sec. 651 et seq. and
Section 25249.6 of the California Health and Safety Code, as such laws have been or may be amended or supplemented, and the regulations promulgated pursuant thereto, and all analogous state or local statutes.

            "Environmental Lien" shall mean any lien in favor of any Federal, state, local or foreign governmental authority arising under Environmental Laws.

            "Environmental Permit" shall mean any permit, approval, authorization, license, variance, registration or permission required under any applicable Environmental Law.

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

            "FIFRA" shall mean the Federal Insecticide, Fungicide and Rodenticide Act, as amended.

            "Financial Statements" shall have the meaning set forth in
Section 3.7(a).

            "Fixtures and Equipment" shall mean all furniture, fixtures, furnishings, machinery, vehicles, equipment, tools and other tangible personal property Related to the Business.

            "Former Employees" shall mean all Employees of Sterling, Seller and their Affiliates, who, on or before the Closing Date, have retired, are receiving or are eligible to receive long-term disability benefits, or have otherwise terminated employment, and beneficiaries and survivors of such Employees.

            "GAAP" shall mean United States generally accepted accounting principles.

            "Governmental Authorizations" shall mean all licenses, permits, certificates, orders, decrees and other authorizations and approvals required to carry on the Business as currently conducted under any applicable Laws.

            "Hazardous Substances" shall mean any hazardous substances within the meaning of 101(14) of CERCLA, 42 U.S.C. sec. 9601(14), or any substance, pollutant or constituent that is regulated under any Environmental Law, including, without limitation, petroleum and petroleum products.

            "HSR Act" shall mean the Hart-Scott-Rodino Antitrust
Improvements Act of 1976, as amended.

            "ILRPTA" shall have the meaning set forth in Section 5.7.

            "Inactive Employees" shall have the meaning set forth in
Section 5.5(d).

            "Indemnified Parties" shall have the meaning set forth in
Section 7.3(a).

            "Indemnifying Party" shall have the meaning set forth in
Section 7.4.

            "Intellectual Property" shall mean the intellectual property rights Related to the Business including: trademarks (including the Selected Marks), service marks, brand names, certification marks, license rights, software rights, trade dress, assumed names, trade names and other indications of origin, the goodwill associated with the foregoing and registrations in any jurisdiction of, and applications in any jurisdiction to register, the foregoing, including any extension, modification or renewal of any such registration or application; inventions, discoveries and ideas, whether patentable or not in any jurisdiction; patents, applications for patents (including, without limitation, divisions, continuations, continuations in-part and renewal applications), and any renewals, extensions or reissues thereof, in any jurisdiction; non-public information, trade secrets, know how and confidential information and rights in any jurisdiction to limit the use or disclosure thereof by any Person; writings and other works, whether copyrightable or not in any jurisdiction; registrations or applications for registration of copyrights in any jurisdiction, and any renewals or extensions thereof; any similar intellectual property or proprietary rights; and any claims, causes of action or rights to past, present and future damages arising out of or related to any infringement or misappropriation of any of the foregoing. Schedule 3.13(a) sets forth a list of certain of the Intellectual Property.

            "Inventory" shall mean all inventory held for resale and all raw materials, work in process, finished products, wrapping, supply and packaging items Related to the Business.

            "Investment Canada Act" shall mean the Investment Canada Act, R.S.C. ch. 20 (1985), as amended.

            "ISRA" shall have the meaning set forth in Section 5.7.

            "Knowledge" or any similar phrase means the actual knowledge of the individuals listed on Schedule 1.1(e) hereto.

            "Knowledge of Purchaser" or any similar phrase means the actual knowledge of the individuals listed on Schedule 1.1(f) hereto.

            "Kodak" shall have the meaning set forth in the recitals.

            "Kodak Affiliated Transferor" shall have the meaning set forth in Section 3.3.

            "Kodak Transferred Assets" shall mean Transferred Assets that are owned directly or indirectly by Kodak and subsidiaries of Kodak other than Seller or subsidiaries of Seller.

            "L&F Transfer" shall have the meaning set forth in the recitals.

            "Laws" shall include any federal, state, foreign or local law (including common law), statute, code, ordinance, rule, regulation, order, judgment, injunction or decree.

            "Leased Real Property" shall mean all real property leased by Seller or any of its Affiliates, including any buildings, facilities, fixed assets, structures and improvements thereon or appurtenances thereto, Related to the Business.

            "Licenses" shall mean all governmental franchises, licenses, authorizations and permits held by Seller or any of its Affiliates which pertain to and are used in connection with the Business and/or the Transferred Assets.

            "London Stock Exchange" shall mean the International Stock Exchange of the United Kingdom and the Republic of Ireland Limited.

            "Losses" shall have the meaning set forth in Section 7.2.

            "Material Adverse Change" shall mean a change that has been or is reasonably likely to be, materially adverse to the value of the Transferred Assets taken as a whole or materially adverse to the business, financial condition or results of operations of the Business taken as a whole.

            "Material Adverse Effect" shall mean an effect that is, or is reasonably likely to be, materially adverse to the value of the Transferred Assets taken as a whole or materially adverse to the business, financial condition, or results of operations of the Business taken as a whole.

            "Net Worth" shall be determined in accordance with Schedules
2.6 and 3.7(a)(ii).

            "Nonmedical Leave" shall mean maternity or paternity leave, leave under the Family and Medical Leave Act of 1993, educational leave, military leave with veteran's reemployment rights under federal law, or personal leave (unless any of such leaves could have been granted for medical reasons).

            "Notice Period" shall have the meaning set forth in Section
7.4.

            "Owned Real Property" shall mean all real property beneficially owned by Seller or any of its Affiliates, including any buildings, facilities, fixed assets, structures and improvements thereon or appurtenances thereto, Related to the Business.

            "Payor" shall have the meaning set forth in Section 5.4(b).

            "Payor's Amount" shall have the meaning set forth in  Section
5.4(b).

            "Pension Plan" shall have the meaning set forth in Section
3.10(b).

            "Permitted Encumbrances" shall have the meaning set forth in
Section 3.16(b).

            "Person" shall mean an individual, a corporation, a partnership, an association, a trust or other entity or organization.

            "PineSol Litigation" shall mean L&F Products v. The Clorox Co., Civ. No. C-247-91 (N.J. Superior Ct. - Bergen County) and Clorox Co. v. Sterling Winthrop Inc., CV 92-0386 (RJD) (E.D.N.Y.).

            "Post-Sanofi Closing Date Former Employees" shall mean all Employees who, on or after the Closing Date under the Sanofi Agreement, retire, become eligible to receive long-term disability benefits, or otherwise terminate employment.

            "Preparer" shall have the meaning set forth in Section 5.4(b).

            "Proceedings" shall have the meaning set forth in Section
3.8(a).

            "Purchase Price" shall have the meaning set forth in Section
2.5.

            "Purchaser" shall have the meaning set forth in the recitals.

            "Purchaser Indemnified Parties" shall have the meaning set forth in Section 7.3(a).

            "Purchaser's Objection" shall have the meaning set forth in
Section 2.6(b).

            "Recipient" shall have the meaning set forth in Section
5.4(d).

            "Related to the Business" or "Related to the Transferred Assets" shall mean primarily arising out of or related to, or used primarily in connection with, the Business or the Transferred Assets, as the case may be, prior to the Closing.

            "Release" means any release, spill, emission, leaking, pumping, pouring, dumping, emptying, injection, deposit, disposal, discharge, dispersal, leaching, or migration on or into the indoor or outdoor environment or into or out of any property.

            "Remedial Action" means all actions, including, without limitation, any capital expenditures, required under any applicable Environmental Law or voluntarily undertaken to (i) clean up, remove, treat, or in any other way address any Hazardous Substance or other substance to the extent required by Environmental Laws; (ii) prevent the Release or threat of Release, or minimize the further Release, of any Hazardous Substance or other substance so it does not migrate or endanger or threaten to endanger public health or welfare or the indoor or outdoor environment to the extent required by applicable Environmental Laws; (iii) perform pre-remedial studies and investigations or post-remedial monitoring and care to the extent required by applicable Environmental Laws; or (iv) otherwise bring any property and the facilities located and operations conducted thereon into compliance with all Environmental Laws and Environmental Permits.

            "Retirement Plan Employees" shall have the meaning set forth in
Section 5.5(f).

            "Savings Plan Employees" shall have the meaning set forth in
Section 5.5(e).

            "Selected Marks" shall have the meaning set forth in Section
3.13(b).

            "Seller" shall have the meaning set forth in the recitals.

            "Seller Indemnified Parties" shall have the meaning set forth in Section 7.2.

            "Seller Retirement Plans" shall have the meaning set forth  in
Section 5.5(f).

            "Seller Savings Plans" shall have the meaning set forth in
Section 5.5(e).

            "Seller Transferred Assets" shall mean Transferred Assets that are beneficially owned directly or indirectly by Seller.

            "Sterling Foreign Service Pension Plan" shall have the meaning set forth in Section 5.5(h).

            "Sterling Materials" shall have the meaning set forth in
Section 5.13.

            "Sterling Trademarks" shall have the meaning set forth in
Section 2.2(o).

            "Subsidiaries" shall mean the corporations and other entities engaged in the Business 50% or more of the equity interests in which are beneficially owned directly or indirectly by Kodak, as set forth in
Schedule 3.2(a)(i).

            "Supply Agreement" shall have the meaning set forth in Section
5.13.

            "Tax Audit" shall have the meaning set forth in Section 5.4(d).

            "Tax Item" shall mean, with respect to Taxes, any item of income, gain, deduction, loss or credit or any other tax attribute.

            "Tax Package" shall have the meaning set forth in Section
5.4(c).

            "Tax Returns" shall mean all reports and returns required to be filed with respect to Taxes.

            "Taxes" shall mean all federal, state, local or foreign taxes, including but not limited to income, gross receipts, windfall profits, value added, ad valorum, profits, payroll, stamp, occupational, premium, severance, property, production, sales, use, license, excise, franchise, employment, withholding or similar taxes, together with any interest, additions or penalties with respect thereto and any interest in respect of such additions or penalties.

            "Transfer Taxes" shall have the meaning set forth in Section
5.4(g).

            "Transferee Pension Plans" shall have the meaning set forth in
Section 5.5(f).

            "Transferee Savings Plans" shall have the meaning set forth in
Section 5.5(e).

            "Transferred Assets" shall have the meaning set forth in
Section 2.1.

            "Transferred Employees" shall have the meaning set forth in
Section 5.5(b).

            "Transferred Subsidiaries" shall mean Schulke & Mayr GmbH and any other Subsidiaries the equity interests in which (as opposed to the assets and liabilities of which) are to be transferred to Purchaser pursuant to this Agreement, as set forth in Schedule 2.1(g).

            "Transition Services Agreement" shall have the meaning set forth in Section 5.12.

            "U.S. Antitrust Laws" shall mean and include the Sherman Act, as amended, the Clayton Act, as amended, the HSR Act, the Federal Trade Commission Act, as amended, and all other United States federal or state Competition Laws.

            "U.S. Intercompany Accounts Payable" shall mean accounts payable of the Business that Relate to portions of the Business conducted in the United States.

            "U.S. Intercompany Accounts Receivable" shall mean accounts receivable of the Business that arise out of the portions of the Business conducted in the United States.

            "WARN" shall mean the Worker Adjustment and Retraining Notification Act.

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


                                 ARTICLE II

                     PURCHASE AND SALE OF THE BUSINESS

            Section 2.1  Purchase and Sale of Assets.  On the terms and subject to the conditions set forth herein, at the Closing, Seller and

Kodak agree to, and Kodak agrees to cause Seller and all other Affiliates of Kodak to, convey, transfer, assign and deliver to Purchaser, and

Purchaser agrees to purchase, or to cause its Affiliates to purchase, from

Seller, Kodak or any other Affiliate of Kodak, as the case may be, all direct or indirect right, title and interest of Seller, Kodak or such other

Affiliates of Kodak, as the case may be, in and to all of the Business and all of the assets Related to the Business, whether tangible or intangible,

real or personal, and wherever located (the "Transferred Assets").  The

Transferred Assets shall include without limitation (other than as specifically limited by (a) through (m) of this Section 2.1), all of the direct and indirect right, title and interest of Seller, Kodak and any other Affiliate of Kodak in the following:

            (a)   The Owned Real Property, Leased Real Property and no

other real property;

            (b)   The Fixtures and Equipment;

            (c)   The Current Assets;

            (d)   The Intellectual Property;

            (e)   The Contracts;


           (f)    All insurance policies owned by Seller that relate

primarily to Assumed Liabilities or are Related to the Business or are

Related to the Transferred Assets, provided, in each case, that such policies are assignable and remain in effect following the Closing;

            (g)   All of the capital stock and other equity interests in

the Transferred Subsidiaries;

            (h)   All Books and Records of, or maintained by, the Business;

            (i)   All prepaid Taxes to the extent such Taxes would, if not

prepaid, be Assumed Liabilities;

            (j)   Subject to Section 5.4(i), all refunds of Taxes to the

extent such Taxes are, or if not paid would be, Assumed Liabilities;

            (k)   All rights to the extent Related to the Business of

Seller, Sterling or Kodak under confidentiality agreements with prospective purchasers of the Transferred Assets or the DIY Business;

            (l)   All Licenses; and

            (m)   All other tangible and intangible assets of the Business,

including the goodwill of the Business.

            Section 2.2  Excluded Assets.  Notwithstanding anything herein to the contrary, from and after the Closing,

Seller, Sterling or Kodak, as the case may be, shall retain all of its direct and indirect right, title and interest in and to, and there shall be excluded from the sale, conveyance, assignment or transfer to Purchaser hereunder, and the Transferred Assets shall not include, the following

(collectively, the "Excluded Assets"):

            (a)   The DIY Business of the L&F Products Division, including

the business conducted by Minwax Company Inc., Thompson & Formby Inc., L&F

Products (UK) Limited and L&F Products Ireland Limited and similar DIY businesses conducted by L&F Canada, Inc., L&F Products Caribbean Inc. and

such other indirect and direct foreign subsidiaries of Seller and Sterling,

to the extent such subsidiaries are engaged in the DIY Business (including the manufacturing, marketing, sales, distribution, support operations and research and development activities related to the above-described businesses and all inventories and other assets of such businesses) (the

"DIY Business");

            (b)   Sterling's ethical and over-the-counter drug businesses,

including the business conducted by the Pharmaceuticals Group and Sterling

Health divisions of Sterling (including the manufacturing, marketing,

sales, distribution, support operations and research and development activities related thereto and all inventories and other assets of such businesses) (the "Ethical and OTC Businesses");

            (c)   The joint ventures established by the OTC Business Joint

Venture Agreement between Sterling and Sanofi, a societe anonyme organized under the laws of the French Republic;

            (d)   All Intellectual Property set forth in Schedule 2.2(d);

            (e)   Subject to the provisions of Section 5.17, Seller's

rights under all insurance policies, including insurance policies in respect of directors and officers who are Transferred Employees and to all claims against insurance carriers (other than rights under any insurance policy or to any claim referred to in Section 2.1(f);

            (f)   Seller's rights in connection with and any recovery

arising from the proceedings set forth in Schedule 2.2(f);

            (g)   Cash, investment securities and other short-and medium-

term investments and Accounts Receivable from Kodak;

            (h)   All prepaid Taxes to the extent such Taxes are not

reflected on the Adjusted Closing Balance Sheet and are, or if not prepaid would be, Excluded Liabilities;

            (i)   All refunds of Taxes to the extent such Taxes are not

reflected on the Adjusted Closing Balance Sheet and are, or if not paid,

would be, Excluded Liabilities;

            (j)   Subject to the provisions of Section 5.4(m), all Tax

Returns of Seller, Sterling or Kodak;

            (k)   All real property or interests in real property other

than the Owned Real Property and the Leased Real Property;

            (l)   The Fixtures and Equipment on all real property or

interests in real property described in Section 2.2(k);

            (m)   All Books and Records which Seller, Sterling or Kodak is

required by law to retain;

            (n)  All rights to the names "Eastman" and "Kodak";

            (o)   Subject to the provisions of Section 5.9, all rights to

the names "Sterling", "Winthrop", "Valmont", "Hinds" and to the Sterling

"ankh" symbol (such names and symbols, the "Sterling Trademarks"); and

            (p)   All rights of Seller or any Affiliate of Seller that has

any direct or indirect interest in the name "Kodan" to commence interferences, litigations or administrative proceedings to restrict the use of the "Kodak" name by Kodak or any Affiliate of Kodak.

            Section 2.3  Assumption of Liabilities.  On the terms and

subject to the conditions set forth herein, at the Closing, Purchaser agrees to assume and discharge or perform when due, or to cause to be assumed and discharged or performed when due, all debts, liabilities, or obligations whatsoever, other than Excluded Liabilities, that are Related to the Business, whether arising before or after the

Closing and whether known or unknown, fixed or contingent (the "Assumed

Liabilities") including, without limitation, the following:

            (a)   The Contracts;

            (b)   All liabilities reflected or reserved for in the Adjusted

Closing Balance Sheet to the extent so reflected or reserved for;

            (c)   All liability, if any, for damages awarded upon final

adjudication or settlement of the PineSol Litigation relating solely to the period commencing on the Closing Date and 80% of the fees and expenses of attorneys, experts and consultants incurred in the PineSol Litigation with respect to the period from and after the Closing Date; and

            (d)   All liabilities arising out of or relating to the

employment or termination of employment of Active and Inactive Employees,

the obligation to reimburse Sterling as provided in Section 5.5(h) and the liability referred to in Section 5.5(i).

            Section 2.4  Excluded Liabilities.  Notwithstanding anything to the contrary contained in this Agreement, neither Purchaser, any of its

Affiliates nor any of its or its respective Affiliates' directors,

shareholders, officers, employees, agents, consultants, attorneys,

advisers, representatives, successors, transferees or assignees shall, as a result of this Agreement or
the transactions contemplated hereby, assume or have any responsibility or liability for the following debts, liabilities and obligations (the

"Excluded Liabilities"):

            (a)   All liabilities arising out of or relating to the

Excluded Assets (including, without limitation, all spontaneous combustion and other product liability claims arising from products of the DIY

Business, whether manufactured before, on or after the Closing Date);

            (b)   Subject to Section 5.4(g), (i) all liabilities for Taxes

imposed with respect to the taxable periods, or portions thereof, ending on or before the Closing Date, including, without limitation, any Taxes resulting from any Transferred Subsidiary (or its subsidiaries) having been, or ceasing to be, included in any consolidated, combined or unitary

Tax Return that included a Transferred Subsidiary (or its subsidiaries) for taxable periods, or portions thereof, ending on or before the Closing Date and (ii) all liabilities for Taxes of any member of a consolidated,

combined or unitary group of which a Transferred Subsidiary (or its subsidiaries) is or was a member on or prior to the Closing Date, by reason of the application of Treasury Department Regulation Section 1.1502-6 or a

similar provision of any state, local or foreign income tax law or regulation, except, with respect to clause (i) or (ii), to the extent such

Taxes are
reflected as Current Liabilities on the Adjusted Closing Balance Sheet;

            (c)   All Accounts Payable to Kodak and cash overdrafts;

            (d)   Subject to Sections 2.3(c) and 5.16, all liability, if

any, for damages awarded upon final adjudication or settlement of the

PineSol Litigation relating to the period prior to the Closing Date and any and all fees and expenses of attorneys, experts and consultants incurred in the PineSol Litigation;

            (e)   All liabilities and obligations arising from any

Environmental Claims or Remedial Action (i) resulting from the Release,

disposal or arrangement for disposal of Hazardous Substances relating to the Business (by Seller, Sterling, any of their Affiliates or any predecessor thereof) other than on or emanating from the Owned Real

Property or the Leased Real Property, and (ii) otherwise relating to any property other than the Owned Real Property and the Leased Real Property;

            (f)   All other debts, liabilities and obligations for which

Seller, Kodak or any of their Affiliates, as the case may be, has expressly assumed responsibility pursuant to this Agreement, including pursuant to

Article VII;

            (g)   Subject to Section 2.5(b), 5.5(h) and 5.5(i), all

liabilities arising out of or relating to the employment or termination of employment of Former Employees by Seller or its

Affiliates; and

            (h)   All debts, liabilities or obligations whatsoever, whether

arising before or after the Closing and whether known or unknown, fixed or contingent, that are not Related to the Business or the Transferred Assets.

            Section 2.5  Purchase Price.

            (a)  On the terms and subject to the conditions set forth

herein, Purchaser agrees to pay Seller, for the account of Seller, Kodak and the Affiliates of Kodak that transfer Transferred Assets,

$1,550,000,000 (the "Purchase Price").  The Purchase Price shall be allocated among Seller, Kodak and its Affiliates as provided in Section

5.4(e).  The Purchase Price shall be subject to adjustment as provided in

Section 2.6.

            (b)  In addition to the foregoing, Purchaser shall pay to

Sterling within 30 days after the later of the Closing Date or the date

Purchaser receives a statement of the account balances of all Active

Employees, Inactive Employees and Post-Sanofi Closing Date Former Employees

under the Sterling Winthrop Inc. Deferred Compensation Plan on the Closing

Date (subject to review and acceptance by Purchaser), an amount equal to such balances.

            Section 2.6  Business Post-Closing Adjustments.

            (a)   Within 60 days following the Closing, Seller shall, at

its expense, prepare, or cause to be prepared, and deliver to Purchaser a balance sheet (the "Closing Balance Sheet") which shall set forth the assets and liabilities of the Business as of the

Determination Time in accordance with the principles and the methods set forth on Schedule 3.7(a)(ii).

            (b)   Purchaser and Purchaser's accountants shall, within 60

days after the delivery by Seller of the Closing Balance Sheet, complete their review of Net Worth as derived from the Closing Balance Sheet.  In the event that Purchaser determines that Net Worth as derived from the

Closing Balance Sheet, has not been determined on the basis set forth in

Schedule 3.7(a)(ii), Purchaser shall inform Seller in writing (the

"Purchaser's Objection"), setting forth a specific description of the basis of Purchaser's Objection and the adjustments to Net Worth which Purchaser believes should be made, on or before the last day of such 60-day period.

Seller shall then have 30 days to review and respond to Purchaser's

Objection.  If Seller and Purchaser are unable to resolve all of their disagreements with respect to the determination of the foregoing items within 10 days following the completion of Seller's review of Purchaser's

Objection, they shall refer their remaining differences to KPMG Peat

Marwick or another internationally recognized firm of independent public accountants as to which Seller and Purchaser mutually agree (the "CPA

Firm"), who shall, acting as experts and not as arbitrators, determine on the basis of the standard set forth in Schedules 2.6 and

3.7(a)(ii), and only with respect to the remaining differences so submitted, whether and to what extent, if any, Net Worth as derived from the Closing Balance Sheet, requires adjustment.  The CPA Firm's determination shall be conclusive and binding upon Purchaser and Seller.

The fees and disbursements of the CPA Firm shall be shared equally by

Purchaser and Seller.  Purchaser and Seller shall make readily available to the CPA Firm all relevant books and records and any work papers (including those of the parties' respective accountants) relating to the Balance Sheet and the Closing Balance Sheet and all other items reasonably requested by the CPA Firm.  The "Adjusted Closing Balance Sheet" shall be (i) the

Closing Balance Sheet in the event that (x) no Purchaser's Objection is delivered to Seller during the 60-day period specified above, or (y) Seller and Purchaser so agree, (ii) the Closing Balance Sheet, adjusted in accordance with the Purchaser's Objection in the event that Seller does not respond to Purchaser's Objection within the 30-day period following receipt by Seller of Purchaser's Objection, or (iii) the Closing Balance Sheet, as

adjusted by either (x) the agreement of Seller and Purchaser or (y) the CPA

Firm.

            (c)   Purchaser shall provide Seller and its accountants full

access to the Books and Records, any other information, including work papers of its accountants, and to any employees to the extent necessary for Seller to prepare the Closing Balance Sheet.

Purchaser and its accountants shall have the opportunity to observe the taking of the Inventory of the Business (which may begin prior to the

Closing Date) in connection with the preparation of the Closing Balance

Sheet and shall have full access to all information used by Seller in preparing the Closing Balance Sheet, including the work papers of its accountants.

            (d)   Within 10 Business Days following issuance of the

Adjusted Closing Balance Sheet, the adjustment payments payable pursuant to this Section 2.6(d) shall be paid by wire transfer of immediately available funds to a bank account designated by Purchaser or Seller, as the case may

be.  Purchaser or Seller, as the case may be, shall make an adjustment payment in an amount equal to the difference between (x) the Base Amount and (y) Net Worth as derived from the Adjusted Closing Balance Sheet.  The adjustment payment will be made by Seller to Purchaser to the extent that the Net Worth as derived from the Adjusted Closing Balance Sheet is less than the Base Amount and by Purchaser to Seller to the extent that Net

Worth as derived from the Adjusted Closing Balance Sheet is greater than the Base Amount plus, in either case, interest thereon from the Closing

Date through the date of payment at the rate of interest publicly announced by Citibank, N.A. or any
successor thereto in New York, New York from time to time as its "base rate".

            (e)  The short period reserve as reflected in Accrued Expenses in the Adjusted Closing Balance Sheet shall be allocated into categories of specified and non-specified items with respect to liabilities arising from incidents that occurred on or before December 31, 1993; provided, however that the amount of such non-specified items at Closing shall not be less than the aggregate amount of non-specified items included in the Reserve

Schedule and such specified items shall be itemized in accordance with GAAP and in reasonable detail.

            Section 2.7  The Closing.

            (a)   The Closing shall take place at the offices of Sullivan &

Cromwell, 125 Broad Street, New York, New York 10004 at 10:00 A.M.,

New York City time, on the fifth Business Day following the satisfaction or waiver of all conditions precedent set forth in Article VI, or at such other time and place as the parties hereto may mutually agree.  The date on which the Closing occurs is called the "Closing Date".  If the parties so agree, the Closing for the purchase and sale of any Transferred Assets comprising the Business in any jurisdiction other than the United States may be held in the country in which such Transferred Assets are located or elsewhere.  Any portion of the Purchase Price allocated otherwise than to

Seller shall be
payable to such entity as shall be reasonably determined by Purchaser to be necessary to comply with applicable Laws.

            (b)   Notwithstanding anything to the contrary contained in

this Agreement, to the extent that the sale, assignment, transfer,

conveyance or delivery or attempted sale, assignment, transfer, conveyance or delivery to Purchaser of any Transferred Asset is prohibited by any applicable Law or would require any governmental or third party authorizations, approvals, consents or waivers and such authorizations,

approvals, consents or waivers shall not have been obtained prior to the

Closing, this Agreement shall not constitute a sale, assignment, transfer,

conveyance or delivery, or any attempted sale, assignment, transfer,

conveyance or delivery, thereof.  Following the Closing, the parties shall use reasonable efforts and shall cooperate with each other, to obtain promptly such authorizations, approvals, consents or waivers; provided,

however, that none of Seller, Sterling, Kodak, Purchaser or the Affiliates of any of them shall be required to pay any consideration therefor, other than filing, recordation or similar fees payable to any governmental authority, which fees (other than to the extent relating to the L&F

Transfer) shall be shared equally by Purchaser and Seller.  Pending such authorization, approval, consent or waiver, the parties shall cooperate with each other in any reasonable and lawful arrangements designed to provide to Purchaser the benefits
and liabilities of use of such Transferred Asset.  Once such authorization,

approval, consent or waiver for the sale, assignment, transfer, conveyance or delivery of a Transferred Asset not sold, assigned, transferred,

conveyed or delivered at the Closing is obtained, Seller, Kodak, Sterling,

or such other Affiliate of Kodak, as the case may be, shall promptly assign, transfer, convey and deliver, or cause to be assigned, transferred,

conveyed and delivered, such Transferred Asset to Purchaser for no additional consideration.  To the extent that any such Transferred Asset cannot be transferred or the full benefits and liabilities of use of any such Transferred Asset cannot be provided to Purchaser following the

Closing pursuant to this Section 2.7(b), then Purchaser, Seller, Sterling

(to the extent provided in the Sterling Stock Purchase Agreement assuming that Kodak indemnifies Sterling against any associated Losses) and Kodak shall enter into such arrangements (including subleasing or subcontracting if permitted) to provide to Purchaser the economic (taking into account Tax costs and benefits) and operational equivalent of obtaining such authorization, approval, consent or waiver and the performance by Purchaser of the obligations thereunder.

            Section 2.8  Deliveries by Purchaser and Its Affiliates At the

Closing.  Purchaser and its Affiliates shall deliver to Seller, and with respect to Sections

2.8(a), 2.8(b) and 2.8(c) as applicable, to Kodak or its Affiliates, the following:

            (a)   the Purchase Price in immediately available funds by wire

transfer to an account or accounts designated by Seller not less than two

Business Days prior to the Closing;

            (b)   such instruments of assumption and other instruments or

documents, in form and substance reasonably acceptable to Seller and Kodak,

as may be necessary to effect Purchaser's assumption of the Assumed

Liabilities;

            (c)   such other instruments and documents, in form and

substance reasonably acceptable to Seller and Kodak, as may be necessary to effect the Closing;

            (d)   a duly executed copy of each of the Ancillary Agreements;

and

            (e)   the certificates and other documents to be delivered

pursuant to Section 6.3 hereof.

            Section 2.9  Deliveries by Seller, Sterling,  Kodak and Kodak's

Affiliates At the Closing.  At the Closing, Seller, and, as applicable,

Sterling, Kodak and Kodak's Affiliates shall deliver to Purchaser or its

Affiliates the following:

            (a)   bills of sale or other documents or instruments of

transfer in proper form to effect the transfer of Transferred Assets in the jurisdiction in which such Transferred Assets are located, and in each case in form and
substance reasonably acceptable to Purchaser, transferring to Purchaser all tangible personal property included in the Transferred Assets;

            (b)   certificates evidencing all outstanding capital stock or

other equity or participation interests of the Transferred Subsidiaries in proper form for transfer to Purchaser or its Affiliates with all requisite stock transfer stamps attached;

            (c)   assignments, in form and substance acceptable to

Purchaser, assigning to Purchaser all Intellectual Property included in the

Transferred Assets;

            (d)   deeds, in form and substance reasonably acceptable to

Purchaser, transferring all Owned Real Property to Purchaser free and clear of all Encumbrances, subject only to any and all Permitted Encumbrances

(each of such deeds to constitute a bargain and sale deed or equivalent deed in the applicable jurisdiction, in proper statutory short form for recording);

            (e)   assignments or, where necessary, subleases, in form and

substance reasonably acceptable to Purchaser, assigning or subleasing to

Purchaser all Leased Real Property free and clear of all Encumbrances and,

where necessary, the consent of each landlord to such assignment under any of the leases for the Leased Real Property;

            (f)   such other instruments or documents, in form and

substance reasonably acceptable to Purchaser, as may be necessary to effect the Closing or evidence the transactions contemplated hereby;

            (g)   a duly executed copy of each of the Ancillary Agreements;



            (h)   the certificates and other documents to be delivered

pursuant to Section 6.2 hereof;

            (i)   a copy of resolutions of the board of directors of each

of Kodak, Sterling and Seller authorizing the execution, delivery and performance, respectively, of this Agreement and the Ancillary Agreements and a certificate of its respective secretary or assistant secretary, dated as of the Closing Date, to the effect that such resolutions were duly adopted, have not been amended and are in full force and effect; and

            (j)   to the extent requested by Purchaser, resignations of the

directors of each of the Transferred Subsidiaries from their positions as directors.

            Section 2.10  Means of Transfer.

            The parties acknowledge that, notwithstanding whether a

transfer of assets and liabilities occurs by transferring an equity interest in an entity or the assets held by such entity, or any other means agreed to by the parties, the transfer shall be structured in a manner that gives effect to the definitions of Transferred Assets (other than Section

2.1(g)), Excluded Assets, Assumed Liabilities and Excluded Liabilities.

The foregoing shall include,
without limitation, the right of Seller to remove or cause to be removed any Excluded Asset (and any associated liability) from an entity constituting a Transferred Subsidiary prior to transferring such entity.

The Transferred Assets and Assumed Liabilities shall be transferred in the form (i.e., a transfer of assets and liabilities held by an entity or a transfer of equity interests in such entity) set forth on Schedule 2.10.

            Section 2.11  Additional Payments.  On the date of any transfer of assets from a Seller Retirement Plan to a Transferee Pension Plan,

Seller shall pay to Purchaser the Pension Shortfall Amount, if applicable.


                                ARTICLE III

        REPRESENTATIONS AND WARRANTIES OF SELLER, STERLING AND KODAK

            Seller, Sterling and Kodak, jointly and severally, represent and warrant to Purchaser as follows:

            Section 3.1  Organization and Qualification.

            (a)  Seller is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has all requisite corporate power and authority to own,

lease and operate the Transferred Assets and to carry on the Business as currently conducted.  Except as set forth on Schedule 3.1(a), Seller is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the ownership, leasing or operation of the Transferred Assets or
the conduct of the Business requires such qualification, except where the failure to be so qualified or in good standing, as the case may be, would not have a Material Adverse Effect.

            (b)   Sterling is a corporation duly organized, validly

existing and in good standing under the laws of the jurisdiction of its incorporation.

            (c)   Kodak is a corporation duly organized, validly existing

and in good standing under the laws of the jurisdiction of its incorporation.

            Section 3.2  Subsidiaries.

            (a)  Schedule 3.2(a)(i) sets forth a list of each Subsidiary that is engaged, in whole or in part, in the Business, together with its jurisdiction of organization and its authorized and outstanding capital stock or other equity interests as of the date hereof.  The Subsidiaries are the only Affiliates of Kodak (other than Seller) through which the

Business is conducted on the date hereof.  Except as set forth on Schedule

3.2(a)(ii), each such entity is a corporation or other entity duly organized, validly existing, and in good standing under the laws of its jurisdiction of organization and has all requisite corporate or similar power and authority to own, lease and operate its properties and assets and to carry on its business as presently conducted and is duly qualified to do business and is in good standing as a foreign corporation or other entity in each jurisdiction where the ownership, leasing or operation of its properties and assets or the conduct of its business requires such qualification, except where the failure to be so duly organized, validly existing, qualified or in good standing would not have a Material Adverse

Effect.

            (b)   Except as set forth on Schedule 3.2(b), Seller

beneficially owns, directly or indirectly, all of the outstanding capital stock or other equity interest of each such entity free and clear of all

Encumbrances.  There are no preemptive or other outstanding rights,

options, warrants, conversion rights or agreements or commitments to issue or sell any shares of capital stock or other equity interest of any such entity or any securities or obligations convertible into or exchangeable for, or giving any Person a right to subscribe for or acquire, any shares of capital stock or other equity interest of any such entity, and no securities or obligations evidencing such rights are outstanding.

            Section 3.3  Corporate Authorization.  Each of Seller, Sterling

and Kodak has, and as of the Closing Date each Affiliate of Kodak that transfers Transferred Assets (each such Affiliate, a "Kodak Affiliated

Transferor") will have, full corporate power and authority to execute and deliver this Agreement and each of the Ancillary Agreements, and to perform their obligations hereunder and thereunder.

The execution, delivery and performance by Seller, Sterling, Kodak and each

Kodak Affiliated Transferor of this Agreement and each of the Ancillary

Agreements have been (or in the case of each Kodak Affiliated Transferor as of the Closing Date will have been) duly and validly authorized and no additional corporate authorization or consent is (or in the case of each

Kodak Affiliated Transferor as of the Closing Date will be) required in connection with the execution, delivery and performance by Seller,

Sterling, Kodak and each Kodak Affiliated Transferor of this Agreement and each of the Ancillary Agreements.

            Section 3.4  Consents and Approvals.  Except (i) as

specifically set forth in Schedule 3.4, (ii) for registrations to be effected after the Closing Date in accordance with Section 5.10 or (iii) as required by U.S. Antitrust Laws, European Union Competition Law (or the

Competition Law of France, Germany, Italy, Spain or the United Kingdom, in

each case to the extent not subject to European Union jurisdiction), the

Competition Laws of Australia, Canada or Japan, or the Exchange Act, no

consent, approval, waiver, registration or authorization is required to be obtained by Seller, Sterling, Kodak or any Kodak Affiliated Transferor

from, and no notice or filing is required to be given by Seller, Sterling,

Kodak or any Kodak Affiliated Transferor to or made by Seller, Sterling,

Kodak or any Kodak Affiliated Transferor with, any Federal, state, local or other governmental authority or other Person in connection with the execution, delivery and performance by Seller, Sterling, Kodak or any

Kodak Affiliated Transferor of this Agreement and each of the Ancillary

Agreements, other than in all cases where the failure to obtain such consent, approval, waiver, registration or authorization, or to give or make such notice of filing would not have a Material Adverse Effect or materially impair or delay the ability of Seller, Sterling, Kodak and any

Kodak Affiliated Transferor to effect the Closing.

            Section 3.5  Non-Contravention.  Except as set forth on

Schedule 3.5, the execution, delivery and performance by Seller, Sterling,

Kodak and any Kodak Affiliated Transferor of this Agreement and each of the

Ancillary Agreements, and the consummation of the transactions contemplated hereby and thereby, does not and will not (i) violate any provision of the charter, bylaws or other organizational documents of Seller, Sterling,

Kodak or any Kodak Affiliated Transferor, (ii) subject to obtaining the consents referred to in Section 3.4, conflict with, or result in the breach of, or constitute a default under, or result in the termination,

cancellation or acceleration (whether after the filing of notice or the lapse of time or both) of any right or obligation of Seller, Sterling,

Kodak or any Kodak Affiliated Transferor under, or to a loss of any benefit to which Seller, Sterling, Kodak or any Kodak

Affiliated Transferor is entitled under, (A) the Sterling Stock
Purchase

Agreement or the agreement for the disposition of the Ethical Business, or

(B) any other contract, agreement or other instrument to which it is a party (including, without limitation, the Contracts) or result in the creation of any Encumbrance upon the Transferred Asset), or (iii) assuming compliance with the matters set forth in Sections 3.4 and 4.3, violate or result in a breach of or constitute a default under any Laws or other restriction of any court or governmental authority to which Seller,

Sterling, Kodak or any Kodak Affiliated Transferor is subject, including any Governmental Authorization, other than in the cases of clauses (ii)(B)

and (iii), any conflict, breach, termination, default, cancellation,

acceleration, loss, violation or Encumbrance which, individually or in the aggregate, would not have a Material Adverse Effect or materially impair or delay Seller's, Sterling's, Kodak's or any Kodak Affiliated Transferor's

ability to convey the Transferred Assets or otherwise perform its obligations hereunder.  The agreements to which Seller and Kodak become parties relating to the disposition of the DIY Business will not, assuming

Purchaser's compliance with its covenants and obligations under this

Agreement, conflict with, or result in the breach of, or result in the loss of any benefit to which Purchaser is entitled under, this Agreement.

            Section 3.6  Binding Effect.  This Agreement constitutes, and each of the Ancillary Agreements when executed and delivered by the parties thereto will constitute, a valid and legally binding obligation of each of

Seller, Sterling and Kodak enforceable in accordance with its terms,

subject to bankruptcy, insolvency, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

            Section 3.7  Financial Statements.

            (a)  The Balance Sheet and the unaudited pro forma statements of earnings from operations of the Business for the year ended December 31,

1993 and the six months ended June 30, 1994 attached as Schedule 3.7(a)(i)

(together, the "Financial Statements") fairly present, in accordance with

GAAP as modified as described in Schedule 3.7(a)(ii), the financial condition of the Business as of the date thereof, or the results of operations for the respective periods then ended, as the case may be.

            (b)  All of the assets and liabilities reflected on the Balance

Sheet are Related to the Business and arose out of or were incurred in bona fide transactions in the conduct of the Business.

            (c)   Since December 31, 1993, there has been no Material

Adverse Change.

            (d)  Since January 1, 1994, there have been no material changes in promotional allowances or credit terms relating to Current Products that have been sold by the Business since such date.

            Section 3.8  Litigation and Claims.

            (a)  Except as set forth in Schedule 3.8(a), there is no civil,

criminal or administrative action, suit, demand, claim, hearing, proceeding or investigation (or series of actions, suits, demands, claims, hearings,

proceedings or investigations based on the same or similar facts or allegations of fact) (collectively, "Proceedings") pending or, to the

Knowledge of Seller, Sterling, or Kodak, threatened, involving the Business or any of the Transferred Assets and Seller, Sterling and Kodak have no

Knowledge of any basis for any such Proceeding, other than those which,

individually or in the aggregate, would not have a Material Adverse Effect or materially impair or delay the ability of Seller, Sterling, Kodak or any

Kodak Affiliated Transferor to effect the Closing.

            (b)   Except as set forth in Schedule 3.8(b), none of the

Transferred Assets is subject to any order, writ, judgment, ruling, award,

injunction, or decree of any court or governmental or regulatory authority of competent jurisdiction or any arbitrator or arbitrators other than those which, individually or in the aggregate, would not have a Material Adverse

Effect or materially impair or delay
the ability of Seller, Sterling, Kodak or any Kodak Affiliated Transferor

to effect the Closing.

            Section 3.9  Taxes.  With respect to the Business, except as set forth in Schedule 3.9:

            (a) All Tax Returns that are required to be filed on or before the date of this Agreement (taking into account applicable extensions) by or with respect to Sterling, Seller and the Subsidiaries, have been duly filed, except for Tax Returns the failure to file which, when taken together with all other such failures, will not have a Material Adverse

Effect and all such Tax Returns are true and complete in all material respects; (b) all Taxes that are due with respect to the periods covered by the Tax Returns referred to in clause (a) have been timely paid or recorded as reserves or current liabilities on the Balance Sheet with respect to periods ending on or prior to December 31, 1993, and in the Books and

Records for periods commencing after December 31, 1993, except for such

Taxes as to which the failure to pay or record, when taken together with all other such failures, will not have a Material Adverse Effect; (c) no adjustments relating to the Tax Returns referred to in clause (a) have been proposed in writing by the Internal Revenue Service or the appropriate state, local or foreign taxing authority, other than those adjustments which individually or in the aggregate would not result in Losses of

$1,000,000 or more; (d) there are no
pending or, to the Knowledge of Seller, threatened actions or proceedings for the assessment or collection of Taxes against any entity described in clause (a) as of the date of this Agreement, other than those actions or proceedings which individually or in the aggregate would not result in

Losses of $1,000,000 or more; (e) there are no outstanding waivers or agreements extending the applicable statute of limitations for any period with respect to any Taxes of any entity described in clause (a) as of the date of this Agreement, other than those waivers or agreements which individually or in the aggregate would not result in Losses of $1,000,000 or more; (f) no taxing authorities are presently conducting any audits or other examinations of any Tax Returns referred to in clause (a), other than those audits or examinations which individually or in the aggregate would not result in Losses of $1,000,000 or more; (g) no closing agreement pursuant to Section 7121 of the Code (or any predecessor provision) or any similar provision of any state, local, or foreign Law has been entered into by or with respect to any Transferred Subsidiary or any Transferred Asset;

(h) the Seller has previously made available to the Purchaser true and complete copies of each of (i) any written audit reports issued by any taxing authority within the last two years relating to the United States

Federal, state, local or foreign Taxes due from or with respect to the

Business or the Transferred Subsidiaries and (ii) the United States federal, state, local, and foreign Tax Returns,

for each of the last two taxable years, filed by each of Sterling and the

Subsidiaries or (insofar as such returns relate to the Business or any

Transferred Subsidiary) filed by any affiliated, consolidated, combined, or unitary group of which Sterling or any Subsidiary or any of their respective Affiliates was then a member; (i) none of the Transferred Assets or the Assets of any Transferred Subsidiary is an asset or property that is, as of the date of this Agreement, or will be required to be, as a result of any action taken prior to Closing, treated as being (i) owned by any Person (other than the Purchaser or the Subsidiaries) pursuant to the provisions of Section 168(f)(8) of the Internal Revenue Code of 1954, as

amended and in effect immediately before the enactment of the Tax Reform

Act of 1986 (or any similar provision under state, local or foreign law) or

(ii) tax-exempt use property within the meaning of Section 168(h)(i) of the

Code (or any similar provision under state, local or foreign law) other than, with respect to both clause (i) and (ii), such treatment which individually or in the aggregate would not result in Losses of $1,000,000 or more; (j) at the Closing, neither Purchaser nor any Transferred

Subsidiary will be a party to, be bound by, or have any obligation under any tax sharing agreement or similar contract or arrangement, except as specifically contemplated by this Agreement or as a result of an action taken by the Purchaser; (k) no Transferred Subsidiary other than L&F Products International, Inc. is or has been subject to taxation for income Taxes or material other Taxes by any United States Federal,

state or local government authority other than pursuant to Sections 951 through 964 and 1296 of the Code (and the equivalent local and state provisions); and (l) Seller and any Affiliate transferring Transferred

Assets are either (i) not a foreign person within the meaning of Section

1445 of the Code or (ii) not subject to Tax under Section 897 of the Code with respect to the transfer of any Transferred Asset.

            Section 3.10  Employee Benefits.

            (a)  Schedule 3.10(a) sets forth a list of all benefit plans,

contracts, policies or arrangements covering U.S. Employees, including, but not limited to, "employee benefit plans" within the meaning of Section 3(3)

of ERISA, bonus or other incentive compensation plans, leave of absence policies, relocation policies and plans of deferred compensation (the

"Benefit Plans").  True and complete copies of all Benefit Plans,

including, but not limited to, any trust instruments and insurance contracts forming a part of any Benefit Plans, and all amendments thereto,

and the most recent summary plan descriptions related thereto, have been provided to Purchaser.  For this purpose, all documents located in the

Household Products Group on September 9, 1994 and set forth on the Data Room Index dated September 1, 1994 shall be deemed to have been provided.

            (b)  The Benefit Plans, to the extent subject to ERISA, are in substantial compliance with ERISA.  Each Benefit Plan which is an "employee pension benefit plan" within the meaning of Section 3(2) of ERISA ("Pension

Plan") and which is intended to be qualified under Section 401(a) of the

Code, has received a favorable determination letter from the Internal

Revenue Service, and to the Knowledge of Seller, Sterling or Kodak there are no circumstances likely to result in any failure of any such plans to be so qualified.  Except as set forth in Schedule 3.10(b), there is no pending or, to the Knowledge of Seller, Sterling or Kodak, threatened

Proceeding relating to the Benefit Plans, other than those which,

individually or in the aggregate, would not result in Losses of $1 million or more.  Neither Seller nor any of its Subsidiaries has engaged in a transaction with respect to any Benefit Plan that could subject Seller or any such Subsidiary to a tax or penalty imposed under either Section 4975 of the Code or Section 502(i) of ERISA other than those which, individually or in the aggregate, would not result in taxes or penalties of $1 million or more.

            (c)  No liability under Subtitle C or D of Title IV of ERISA has been or is expected to be incurred by Seller or any of its Subsidiaries with respect to any
ongoing, frozen or terminated "single-employer plan", within the meaning of

Section 4001(a)(15) of ERISA, currently or formerly maintained by any of them, or any such plan with respect to any entity which is considered one employer with Seller under Section 4001 of ERISA or Section 414 of the Code

(an "ERISA Affiliate").  Seller, Sterling and their Subsidiaries have not incurred any withdrawal liability with respect to a multiemployer plan under Subtitle E of Title IV of ERISA and do not have any obligation to contribute to a multiemployer plan.  No notice of a "reportable event",

within the meaning of Section 4043 of ERISA for which the 30-day reporting requirement has not been waived, has been required to be filed for any

Pension Plan or by any ERISA Affiliate within the 12-month period ending on the date hereof.

            (d)  Neither any Pension Plan nor any single-employer plan of an ERISA Affiliate has an "accumulated funding deficiency" (whether or not waived) within the meaning of Section 412 of the Code or Section 302 of

ERISA, and no ERISA Affiliate has an outstanding funding waiver.  Neither

Seller nor any of its Subsidiaries has provided, or is required to provide,

security to any Pension Plan or to any single-employer plan of an ERISA

Affiliate pursuant to Section 401(a)(29) of the Code.

            (e)  Except as set forth in Schedule 3.10(e), neither Seller nor any of its Subsidiaries has any
obligations for retiree health, life or other welfare benefits under any

Benefit Plan.

            (f)  All benefit plans, contracts or arrangements covering non-

U.S. Employees ("Non-U.S. Benefit Plans") comply in all material respects with applicable local Law.  Schedule 3.10(f) sets forth a list of all Non-

U.S. Benefit Plans covering more than 25 non-U.S. Employees.  Except as set forth in Schedule 3.10(f), Seller and its Subsidiaries have no unfunded liabilities with respect to any "employee pension benefit plan" within the meaning of Section 3(2) of ERISA which covers non-U.S. Employees of

$1,000,000 or more.  The information relating to the Non-U.S. Benefit Plans provided (as determined in a manner similar to that of Section 3.10(a)) is correct in all material respects.

            (g)  Any Active or Inactive Employee who accepts employment with Purchaser will not be entitled to any severance under the L&F Products

Severance Plan.

            Section 3.11  Compliance with Laws.  Except as set forth in

Schedule 3.11, the Business is being conducted in compliance with all applicable Laws and the Business has all Governmental Authorizations

necessary for the conduct of the Business as currently conducted, other than any such noncompliance or lack of Governmental Authorization the absence of which would not have a Material Adverse Effect; it being understood that nothing in this representation is intended to address any compliance issue that is the subject of any other representation or warranty set forth herein.

            Section 3.12  Environmental Matters.  Except as set forth in

Schedule 3.12 and, in each case, other than as relates to an Excluded

Liability:

            (a)  the Business is in compliance with all applicable

Environmental Laws and there are no liabilities under any Environmental Law with respect to the Business, other than liabilities for non-compliance or other liabilities which, individually or in the aggregate, would not have a

Material Adverse Effect;

            (b)  None of Seller, Sterling or any of the Subsidiaries or

Kodak Affiliated Transferors has received from any Governmental Authority any written notice of any violation or alleged violation of, or any liability under, any Environmental Law in connection with the Business since September 26, 1989, other than any violations or alleged violations which, individually or in the aggregate, would not have a Material Adverse

Effect;

            (c)  there are no writs, injunctions, decrees, orders or

judgments outstanding, or any Proceedings pending or, to the Knowledge of

Seller, Sterling or Kodak, threatened, relating to compliance with or liability under any Environmental Law affecting the Business or the

Transferred Assets;

            (d)  all Owned Real Property and Leased Real Property or

property otherwise operated by Seller or its Subsidiaries in connection with the Business, and, to the Knowledge of Seller, Sterling and Kodak, all

property adjacent to such properties, are free from contamination by any

Hazardous Substance, which would have a Material Adverse Effect;

            (e)  neither the Seller, Sterling nor its Subsidiaries is

conducting any Remedial Action arising from or in connection with the

Business or the Transferred Assets which would have a Material Adverse

Effect, and no facts or circumstances exist which could give rise to any

Remedial Action with respect to Hazardous Substances which would have a

Material Adverse Effect; and

            (f)  (i) Seller and its Subsidiaries currently maintain all

Environmental Permits necessary for the operations of the Business and are in compliance with such Environmental Permits, except where the failure to obtain such Permits or such non-compliance would not have a Material

Adverse Effect.

            Section 3.13  Intellectual Property.

            (a)  Schedule 3.13(a) sets forth a list and description

(including the country of registration) of (i) all patents, patent applications, registered trademarks, trademark applications, registered service marks, service mark applications, registered copyrights and copyright
applications included in the Transferred Assets and (ii) all agreements under which Seller, Sterling, Kodak or any Transferred Subsidiary or any

Affiliate of any of them is licensed by a Person (excluding Seller,

Sterling, Kodak or any Affiliate of any of them) to use any Intellectual

Property that is individually or in the aggregate material to the Business,

all of which are assignable to Purchaser and may be used and exploited by

Purchaser to the same extent Currently used and exploited in the Business as Currently conducted without any required consent or other approval or additional consideration, except as set forth in Schedule 3.13(a).  The

Intellectual Property constitutes all of the intellectual property rights,

including without limitation, all copyrights, trademarks, service marks,

trade secrets, knowhow and patent rights used in, necessary for, or attributable to, the Business as Currently conducted.  All of the

Intellectual Property is valid, enforceable and subsisting and all reasonably necessary actions have been taken to maintain the registration of the patents, copyrights and trademarks.

            (b)  (i) Except as set forth in Schedule 3.13(b)(i) with

respect to Intellectual Property other than trademarks, no product (or component thereof or process) used, sold or manufactured in connection with the Business infringes on or otherwise violates valid and enforceable patents or registered copyrights or, to the Knowledge of

Seller, Sterling and Kodak, unregistered or common law copyrights of any other Person, or, to the Knowledge of Seller, Sterling or Kodak,

misappropriates trade secrets of any other Person, (ii) with respect to trademarks listed in Schedule 3.13(b)(ii) (the "Selected Marks") and except as set forth in Schedule 3.13(b)(i), there are no restrictions that would materially affect the use of the Selected Marks in connection with the

Business and the Selected Marks do not infringe upon or otherwise violate the valid and registered trademarks of any other Person, and (iii) to the

Knowledge of Seller, Sterling or Kodak, there is no basis for cancelling or rendering unenforceable any Intellectual Property and no Person is challenging or, to the Knowledge of Seller, Sterling or Kodak, infringing or otherwise violating the Intellectual Property.  Except as set forth in

Schedule 3.13(b)(i), the operation of the Business as it is Currently operated or has been operated does not infringe any valid and enforceable copyrights, trademarks, trade secrets, patent rights or other rights of any

Person.  Purchaser's operation of the Business as it is Currently operated and the use by Purchaser of the trademarks and service marks that are included in the Intellectual Property will not contravene, or be inconsistent with, any registered user certificate or similar filing or authorization.

            Section 3.14  Labor Matters.  (a)  Except as set forth in

Schedule 3.14, neither Seller, Sterling, Kodak nor any Affiliate of any of them is a party to or bound by any labor agreement or collective bargaining agreement respecting the Active or Inactive

Employees, nor is there pending, or, to the Knowledge of Seller, Sterling or Kodak, threatened, any strike, walkout, work stoppage, slow down, lock out, other labor dispute or any union organizing effort by or respecting the Active or Inactive Employees.  Except as set forth in Schedule 3.14(a),

no charges, grievances, arbitrations or complaints are pending or, to the

Knowledge of Seller, Sterling or Kodak, threatened by or on behalf of any

Employee or group of Employees.

            (b)  With respect to the Business, there has been no mass

layoff, as defined for purposes of WARN and no plant closing, or any notice given of any contemplated mass layoff or plant closing, in each case since

March 26, 1994.

            Section 3.15  Contracts.  Schedule 3.15(i) sets forth a list,

as of the date hereof, of each written Contract that is Related to the

Business (other than (i) purchase orders in the ordinary and usual course of business involving less than $250,000, (ii) any Contract involving the payment of less than $250,000 in the aggregate or with a term of less than one year, (iii) confidentiality agreements entered into in the usual course of business, (iv) employment agreements covering non-U.S. Employees (other than contracts with key non-U.S. Employees) and (v) trademark agreements not related to Selected Marks and
not containing restrictions on the use of Selected Marks).  Schedule

3.15(i) does not omit any Contract (written or oral) that is material to the Business.  Except as set forth in Schedule 3.15(ii), each Contract that is material to the Business as Currently conducted is a valid and binding agreement of Seller or a Subsidiary and is in full force and effect.

Except as otherwise provided in Schedule 3.15(iii), none of Seller,

Sterling or Kodak has Knowledge of any material default by the other party to or any event, occurrence or circumstance which, upon the passage of time or the giving of notice or both, would result in a material default under any Contract that is material to the Business as Currently conducted, which default or potential default has not been cured or waived.

            Section 3.16  Entire Business; Shared Assets; Title to and

Condition of Property.

            (a)  Except as set forth in Schedule 3.16(a), the Transferred

Assets constitute, and the sale of the Transferred Assets pursuant to this

Agreement will effectively convey to Purchaser, all the assets, properties and rights that are used in connection with, or are necessary to conduct,

the Business as currently conducted.  Except as set forth on Schedule

3.16(a), there are no (i) shared facilities that are used in connection with the Business and with other operations of Seller, Sterling, Kodak,

Kodak's other Affiliates (including, without limitation, the DIY Business) or the purchasers of the Ethical and OTC

Businesses or (ii) services provided to the Business by Seller, Sterling,

Kodak, any of Kodak's other Affiliates (including, without limitation, the

DIY Business) or the purchasers of the Ethical and OTC Businesses.

            (b)  Schedule 3.16(b) sets forth a list of the Leased Real

Property as of the date hereof.  Schedule 3.16(b) sets forth a list of the

Owned Real Property as of the date hereof.  Seller has good (and in the case of Owned and Leased Real Property marketable) title to, or a valid and binding leasehold interest in, the property included in the Transferred

Assets, free and clear of all Encumbrances, except (i) as set forth in

Schedule 3.16(b), (ii) any Encumbrances disclosed in the Balance Sheet,

(iii) liens for Taxes, assessments and other governmental charges not yet due and payable or due but not delinquent or being contested in good faith by appropriate proceedings, (iv) original purchase price conditional sales contracts and equipment leases with third parties entered into in the ordinary course of business, (v) other liens incurred in the ordinary course of business which, individually or in the aggregate, do not secure liabilities of $1 million or more, (vi) with respect to real property,

easements, quasi-easements, licenses, covenants, rights-of-way, zoning,

building and other similar restrictions that are not material to the

Business, or to the operations or condition of the property so encumbered (all items included in (i) through (vi), together with any matter set forth in Schedule 3.16(b), are referred to collectively herein as the "Permitted Encumbrances").

            (c)  The leases described on Schedule 3.16(b) constitute all of the leases under which Seller holds a leasehold interest in real estate that is Related to the Business.  Except as set forth on Schedule 3.16(b),

the leases described on Schedule 3.16(b) are in full force and effect.

Seller has made available to Purchaser complete and accurate copies of each of the leases described on Schedule 3.16(b) and none of such leases have been modified in any material respect, except to the extent that such modifications are disclosed by the copies made available to Purchaser.

            (d)  Seller has made available to Purchaser complete and

accurate copies of all the title insurance policies and surveys in its or any of its Affiliates' possession with respect to each of the Owned Real

Properties.  Except as set forth on Schedule 3.16(d), the uses for which the Owned Real Property and the Leased Real Property are zoned do not restrict, or in any manner impair, the use thereof for purposes of the

Business, as Currently conducted, other than restrictions which,

individually or in the aggregate, would not materially impair the use of the

Owned Real Property and the Leased Real Property in the Business as

Currently conducted.

            (e)  All of the material machinery, equipment and other

tangible personal property and assets at or upon any of the Owned Real

Property or Leased Real Property are in satisfactory condition for use in the ordinary course of the Business consistent with Sterling's past practice and Seller, Sterling or their Affiliates have performed regular maintenance on such machinery, equipment and other tangible personal property in accordance with Sterling's past practice (giving due account to the age and length of use of the same, ordinary wear and tear excepted).

            (f)  None of Seller, Sterling or Kodak has received any notice of any violation of any applicable zoning, building code or subdivision ordinance or other Laws, or requirements relating to the operation of the

Owned Real Property or the Leased Real Property or any of the other

Transferred Assets (including, without limitation, applicable occupational health and safety laws and regulations) or any condemnation, eminent domain or other Proceeding with respect to or any of the Transferred Assets, other than violations or requirements which, individually or in the aggregate,

would not have a Material Adverse Effect.  The representation in this

Section 3.16(f) shall not pertain to Environmental Laws.

            Section 3.17  Finders' Fees.  Except for Goldman, Sachs & Co.

and McKinsey and Co., whose fees will be paid by Seller, there is no investment banker, broker, finder or other intermediary which has been retained by or is authorized to act on behalf of Seller or any Affiliate of

Seller who might be entitled to any fee or commission from Seller in connection with the transactions contemplated by this Agreement.

            Section 3.18  Insurance.  All material insurance policies or binders insuring the Transferred Assets or business liabilities with respect to the Business which are currently in effect are listed in

Schedule 3.18, and true and complete copies thereof have been delivered or made available to Purchaser.  With respect to the Business:  (i) Seller and/or its Affiliates have paid all premiums due and have not received any notice of cancellation with respect to any insurance policy identified on

Schedule 3.18; (ii) except as described on Schedule 3.18(a), there are no pending or asserted material claims against such insurance by the Seller or its Affiliates as to which the insurers have denied liability; and

(iii) there exist no material claims under such insurance that have not been properly filed by Seller or its Affiliates.

            Section 3.19  Absence of Undisclosed Liabilities.  There is no

indebtedness, obligation or liability Related to the Business of a nature required to be reflected on a
balance sheet prepared in accordance with GAAP as modified as described in

Schedule 3.7(a)(ii) except for (i) liabilities reflected or reserved for in the Balance Sheet (including Schedule 3.7(a)(ii)), (ii) Excluded

Liabilities and (iii) liabilities or obligations incurred in the ordinary course (A) from the date of the Balance Sheet until the date hereof,

consistent with past practice, or (B) from and after the date hereof as permitted by this Agreement.

            Section 3.20  Intercompany Transactions.  Except as disclosed in Schedule 3.20, since December 31, 1993, all transactions between Kodak or any of its Affiliates, on the one hand, and Seller or Sterling, on the other hand, with respect to the Business, including any such transactions effected in anticipation of the execution, delivery and performance of this

Agreement but excluding any such transactions relating solely to Excluded

Assets or to the L&F Transfer have been undertaken on commercially reasonable terms.  The receivables and payables relating to non-U.S.

intercompany transactions as disclosed on the Adjusted Closing Balance

Sheet will have arisen not more than 30 days prior to the Closing Date and will be settled within 30 days following the Closing Date.

            Section 3.21  Customers and Suppliers.  To the Knowledge of

Seller, Sterling and Kodak as of the date hereof, no material customer or supplier of the Business
will cease or substantially reduce the business conducted with the

Purchaser after, or as a result of, the consummation of any transaction contemplated hereby.

            Section 3.22  Certain Documents.  Seller has made available to

Purchaser complete and accurate copies (i) of all minute books or comparable corporate records of the Transferred Subsidiaries, and (ii) all provisions of the Sterling Stock Purchase Agreement, and of any agreement entered into by Kodak, Seller, Sterling or any of their Affiliates in connection with the Sterling Stock Purchase Agreement or the dispositions of the Ethical and OTC Businesses that restrict or relate in any manner to

(A) the L&F Transfer, (B) any assets or services of the L&F Products

Division that were used by or related to the Business, on the one hand, and the DIY Business or the Ethical and OTC Businesses, on the other hand,

(C) obligations of the purchaser of the Business to the purchaser or purchasers of Sterling, the DIY Business or the Ethical and OTC Businesses,

or (D) obligations of the purchaser or purchasers of the DIY Business or

Sterling's Ethical and OTC Businesses to the Purchaser of the Business.

            Section 3.23  No Other Representations or Warranties.  Except

for the representations and warranties contained in this Article III, none of Seller, Sterling, Kodak nor any other Person makes any other express or implied representation or warranty on behalf of Seller, Sterling or Kodak.


                                 ARTICLE IV

                REPRESENTATIONS AND WARRANTIES OF PURCHASER

            Purchaser represents and warrants to Seller, Sterling and Kodak as follows:

            Section 4.1  Organization and Qualification. Purchaser is a

corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has all requisite corporate power and authority to own, lease and operate and to carry on its business as currently conducted.  Except as set forth on Schedule 4.1,

Purchaser is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the ownership or leasing of its properties or the operation of its business requires such qualification, except where the failure to be so qualified or in good standing, as the case may be, would not have a Material Adverse Effect.

            Section 4.2  Corporate Authorization.  Purchaser has full

corporate power and authority to execute and deliver this Agreement and each of the Ancillary Agreements, and to perform their obligations hereunder and thereunder. The execution, delivery and performance by

Purchaser of this Agreement and each of the Ancillary Agreements have been duly and validly authorized and no additional corporate authorization or consent is required in connection with the execution,

delivery and performance by Purchaser of this Agreement and each of the

Ancillary Agreements, other than approval of this Agreement and the transactions contemplated hereby by the shareholders of Purchaser in accordance with the requirements of the London Stock Exchange.

            Section 4.3  Consents and Approvals.  Except as specifically set forth in Schedule 4.3 or as required by U.S. Antitrust Laws, European

Union Competition Law (or the Competition Law of France, Germany, Italy,

Spain or the United Kingdom, in each case to the extent not subject to

European Union jurisdiction), the Competition Laws of Australia, Canada or

Japan, or the rules and regulations of the London Stock Exchange, no consent, approval, waiver or authorization is required to be obtained by

Purchaser or any Purchaser Subsidiary from, and no notice or filing is required to be given by Purchaser or any Purchaser Subsidiary to or made by

Purchaser or any Purchaser Subsidiary with, any Federal, state, local or other governmental authority or other Person in connection with the execution, delivery and performance by Purchaser of this Agreement and each of the Ancillary Agreements, other than in all cases those the failure of which to obtain, give or make would not have a Material Adverse Effect or materially impair or delay the ability of Purchaser to effect the Closing.

            Section 4.4  Non-Contravention.  Except as set forth in

Schedule 4.4, the execution, delivery and performance by Purchaser of this

Agreement and each of the Ancillary Agreements, and the consummation of the transactions contemplated hereby and thereby, does not and will not

(i) violate any provision of the charter, bylaws or other organizational documents of Purchaser or (ii) assuming compliance with the matters set forth in Sections 3.4 and 4.3, to the Knowledge of Purchaser, violate or result in a breach of or constitute a default under any law, rule,

regulation, judgment, injunction, order, decree or other restriction of any court or governmental authority to which Purchaser is subject, including any Governmental Authorization, other than any conflict, breach,

termination, default, cancellation, acceleration, loss, violation or

Encumbrance which, individually or in the aggregate, would not have a

Material Adverse Effect or materially impair or delay Purchaser's ability to perform its obligations hereunder.

            Section 4.5  Binding Effect.  This Agreement constitutes, and each of the Ancillary Agreements when executed and delivered by the parties thereto will constitute, a valid and legally binding obligation of

Purchaser enforceable in accordance with its terms, subject to bankruptcy,

insolvency, reorganization, moratorium and similar laws of general applicability relating to or
affecting creditors' rights and to general equity principles.

            Section 4.6  Finders' Fees.  Except for S.G. Warburg & Co.

Ltd., whose fees will be paid by Purchaser, there is no investment banker,

broker, finder or other intermediary which has been retained by or is authorized to act on behalf of Purchaser or any Affiliate of Purchaser who might be entitled to any fee or commission from Purchaser in connection with the transactions contemplated by this Agreement.

            Section 4.7  Financial Capability.  On the Closing Date,

Purchaser will have sufficient funds to effect the Closing and all other transactions contemplated by this Agreement.

            Section 4.8  No Other Representations or Warranties.  Except

for the representations and warranties contained in this Article IV,

neither Purchaser nor any other Person makes any other express or implied representation or warranty on behalf of Purchaser.


                                 ARTICLE V

                                 COVENANTS

            Section 5.1  Access.  Prior to the Closing, Seller shall,

during regular business hours and upon reasonable advance notice, permit

Purchaser and its representatives to have full access to the Transferred

Assets and Business and reasonable access to management employees of the

Business
and shall furnish, or cause to be furnished, to Purchaser, any financial and operating data and other information that is available with respect to the Business as Purchaser shall from time to time reasonably request.

Seller shall instruct its accountants and advisers to cooperate with

Purchaser and to provide Purchaser with reasonable access to such accountants (including their workpapers) and advisers.  Seller shall also afford Purchaser and its advisers access to all documents and instruments used to effect the L&F Transfer.

            Section 5.2  Conduct of Business.  During the period from the date hereof to the Closing, except as otherwise contemplated by this

Agreement or as Purchaser shall otherwise agree in writing in advance, each of Seller, Sterling and Kodak, as applicable, covenants and agrees that it shall, and shall cause the Subsidiaries to, conduct the Business in the ordinary and usual course, and use its reasonable efforts to preserve intact the Business and relationships with third parties.  During the period from the date hereof to the Closing, except as otherwise provided for in this Agreement or as Purchaser shall otherwise consent (which consent shall not be unreasonably withheld), each of Seller, Sterling and

Kodak, as applicable covenants and agrees that, with respect to the

Business, it shall and shall cause the Subsidiaries to:

             (i)  maintain the Owned Real Property and Leased Real Property in accordance with Sterling's past practice;

            (ii)  not approve any new capital expenditure or other

financial commitment in excess of $1,000,000;

           (iii)  not dispose of or incur, create or assume any

Encumbrance, other than Permitted Encumbrances, on any individual capital asset of the Business if the greater of the book value and the fair market value of such capital asset exceeds $1,000,000;

            (iv)  not incur any indebtedness for money borrowed that

constitutes an Assumed Liability in excess of $1,000,000;

             (v)  not permit any Transferred Subsidiary to (1) amend its certificate of incorporation or by-laws (or similar governing instruments),

(2) except as permitted pursuant to clause (iv) above, issue, sell, redeem or otherwise acquire any capital stock, bonds, debentures, notes or other securities or grant any options (including employee stock options),

warrants or other rights entitling any Person to require the issuance of delivery of any capital stock, bonds, debentures, notes or other securities, or (3) declare, or set aside for payment, any dividend to be paid subsequent to the Closing Date;

            (vi)  not enter into any material transaction or any

intercompany transaction other than on commercially reasonable terms;

           (vii)  not grant material salary or wage increases, or change or amend any Benefit Plan covering Employees in any way that materially changes the amount of the Assumed Liability in respect of such plan;

          (viii)  not terminate, cancel, surrender, amend or otherwise modify any of the leases for the Leased Real Property;

            (ix)  not sell, transfer, assign or otherwise convey or

encumber (except for Permitted Encumbrances) any of the Owned Real

Property; or

             (x)  agree, in writing or otherwise, to do any of the

foregoing.

            Notwithstanding the foregoing, (x) this Section 5.2 shall not restrict Seller's ability to make distributions of cash or short-term investments to holders of its capital stock; (y) subject to clauses (v) and

(vi) above, this Section 5.2 shall not restrict the ability of any

Subsidiary to make distributions of cash or short-term investments to the holders of its capital stock at any time prior to the Closing Date; and

(z) this Section 5.2 shall not restrict the ability of Sterling or any

Affiliate of Sterling to effect the L&F Transfer.  Seller, Sterling and

Kodak shall complete the L&F Transfer, to the extent reasonably practicable, prior to consummating the sale of the stock of Sterling pursuant to the Sterling Stock

Purchase Agreement unless Purchaser shall otherwise consent (such consent not to be unreasonably withheld).

            Section 5.3  Reasonable Efforts; Good Faith.

            (a)  Seller and Purchaser will cooperate and use their

respective reasonable efforts to fulfill the conditions precedent to the other party's obligations hereunder, including but not limited to, securing as promptly as practicable all consents, approvals, waivers and authorizations required in connection with the transactions contemplated hereby.  Purchaser and Seller will promptly file documentary materials required by the HSR Act and any other U.S., European Union and other applicable Competition Laws and promptly file any additional information in order to satisfy any applicable requirements of such Competition Laws as soon as practicable after receipt of request thereof.

            (b)  Without limiting the provisions set forth in paragraph (a)

above, Purchaser shall take or cause to be taken all reasonable actions necessary, proper or advisable to obtain any consent, waiver, approval or authorization relating to any Competition Law that is required for the consummation of the transactions contemplated by this Agreement.

Purchaser's reasonable actions shall be deemed satisfied by the proffer by

Purchaser of its willingness to accept an order providing for the divestiture by Purchaser of assets Relating to the Business (other than assets that
constitute the essence of the Business) or, in lieu thereof, substantially comparable assets of Purchaser, and an offer to "hold separate" such assets pending such divestiture (it being understood that Purchaser shall not be required to accept any order or make any "hold separate" offer if, as a result of such order or offer, Purchaser would not retain the exclusive right in the United States and the rest of the world to own, use and exploit the LYSOL trademark and service mark).  In the event that Purchaser agrees with the appropriate regulatory authorities to divest or hold separate following the Closing any of the Transferred Assets, no adjustment shall be made to the Purchase Price.

            (c)  Purchaser shall convene an extraordinary general meeting of its shareholders as soon as practicable after the date hereof to consider approval of this Agreement and the transactions contemplated hereby.  As promptly as practicable after the execution of this Agreement,

Kodak shall use its reasonable efforts to cause to be prepared such financial statements of the Business and reports thereof as shall be required to be included in Purchaser's shareholder circular as agreed between Purchaser and the London Stock Exchange.

            Section 5.4  Tax Matters.

            (a)  Proration of Taxes and Earnings and Profits.  To the

extent permitted by law or administrative practice, the taxable years of each Transferred Subsidiary shall end
on and include the Closing Date.  Whenever it is necessary to determine the liability for Taxes or the earnings and profits for a portion of a taxable year or period that begins before and ends after the Closing Date, the determination of the Taxes or the earnings and profits for the portion of the year or period ending on, and the portion of the year or period beginning after, the Closing Date shall be determined by assuming that the taxable year or period ended on and included the Closing Date, except that exemptions, allowances or deductions that are calculated on an annual basis and annual property taxes shall be prorated on the basis of the number of days in the annual period elapsed through and including the Closing Date as compared with the number of days in the annual period elapsing after the

Closing Date.

            (b)  Tax Returns.  (i)  Kodak shall prepare, or cause to be prepared, and file, or cause to be filed, when due all Tax Returns relating to Taxes imposed with respect to the Business for the taxable periods, or portions thereof, beginning before and ending before, on or after the

Closing Date other than Tax Returns of any Transferred Subsidiary and its subsidiaries which are not U.S. Federal consolidated or state or local combined or unitary returns and are due to be filed after the Closing Date.

Kodak shall pay, or cause to be paid, when due all Taxes payable with respect to such returns and, except to the extent any such

Taxes are Assumed Liabilities, Kodak shall be liable for such Taxes.  Kodak shall also prepare, or cause to be prepared, and file, or cause to be filed, when due all other Tax Returns with respect to the Business due before or on the Closing Date; Kodak shall pay, or cause to be paid, when due any Taxes payable with respect to such returns and except to the extent any such Taxes are Assumed Liabilities, Kodak shall be liable for such

Taxes.

            (ii)  Purchaser shall prepare, or cause to be prepared, and file, or cause to be filed, when due Tax Returns of any Transferred

Subsidiaries and its subsidiaries due to be filed after the Closing (other than U.S. Federal consolidated or state or local combined and unitary returns) and all other Tax Returns relating to Taxes imposed with respect to the Business for the taxable periods, or portions thereof, beginning after the Closing.  Purchaser shall pay or cause to be paid, when due all

Taxes payable with respect to such returns and, except to the extent any such Taxes are Excluded Liabilities, Purchaser shall be liable for such

Taxes.

            (iii)  If either party (the "Payor") may be liable hereunder for any portion of the Taxes payable in connection with any Tax Return to be filed by the other party (the "Preparer"), the Preparer shall prepare and deliver to the Payor a copy of the relevant portions of such return,

and any schedules, work papers and other documentation then available that are relevant to the preparation of such portions of the Tax

Return, not later than 45 days before the Due Date.  The Preparer shall not file such return until the earlier of either the receipt of written notice from the Payor indicating the Payor's consent thereto, or the Due Date.

The Payor's consent to the return as prepared by the Preparer may not be unreasonably withheld.

            If the Payor objects to any items reflected on such returns,

the Preparer and the Payor shall attempt to resolve the disagreement.  If the Preparer and the Payor are unable to resolve the disagreement by 20 days before the Due Date, the dispute shall be referred to the CPA Firm whose determination shall be binding upon both parties.

            (iv)  If a dispute has not been resolved or the CPA Firm has not made its determination at least five (5) days prior to the earlier of the Due Date or the date payment is due, (1) each disputed item shall be reported on the return that is filed in accordance with the Preparer's position (modified to the extent necessary to incorporate any changes the parties have agreed upon), and (2) the Payor shall pay to the Preparer at least five (5) days prior to the earlier of the Due Date or the date payment is due the amount for which the Payor would be liable if the return was filed as instructed by the Payor (modified to the extent necessary to incorporate any changes the parties have agreed upon) (the "Payor's

Amount").  When the amount of the

Payor's liability in respect of such Tax Return is finally determined, a settlement payment shall be made, in an amount equal to the difference between the amount finally determined to be due and the Payor's Amount,

from the Payor to the Preparer if such amount is a positive number and from the Preparer to the Payor if such amount is a negative number.

            (v)  Except with respect to Tax Returns for which there is an on-going dispute governed by clause (iv), the Payor shall pay to the

Preparer, at least five (5) days prior to the earlier of the Due Date or the date payment is due, the amount of Taxes reflected on such Tax Returns for which the Payor is liable hereunder (i.e., if the Payor is Kodak, the amount of such Taxes which constitute Excluded Liabilities,  and if the

Payor is Purchaser, the amount of such Taxes which constitute Assumed

Liabilities.

            (c)  Information to be Provided by Purchaser.  (i)  With

respect to Tax Returns to be filed by Kodak pursuant to Section 5.4(b)

hereof, Purchaser shall within 60 days following the end of the taxable year beginning before and ending on or after the Closing Date, prepare and provide to Kodak a package of tax information materials relating to such

Tax Returns (the "Tax Package"), which shall be completed generally in accordance with past practice, including past practice as to providing the information, schedules and work papers and as to the method of computation of separate taxable income or other relevant measures of income of Seller (and Sterling, as its predecessor with respect to the

Business) and any Subsidiary included on any such returns.

            (ii)  Foreign Tax Receipts.  To the extent not contained in the

Tax Package, Purchaser shall deliver to the attention of the Director of

Corporate Tax of Kodak certified copies of all receipts in the possession of Purchaser and its Affiliates for any foreign Tax with respect to which

Seller, Sterling, Kodak or their Affiliates could claim a foreign tax credit, and any other reasonably necessary documentation required in connection with Seller, Sterling, Kodak or their Affiliates claiming or supporting a claim for such foreign tax credits promptly following a request by Kodak for such receipts or documentation.  Purchaser agrees,

upon request of the Director of Corporate Tax of Kodak, to request, at

Seller's expense, for Kodak from local tax authorities receipts for foreign

Taxes which have not been provided to Purchaser.

            (d)  Contest Provisions.  (i)  Notification of Contests.  Each

of Purchaser and its Affiliates, on the one hand, and Kodak, Seller and their Affiliates, on the other (the "Recipient"), shall notify the tax director of each other party in writing within 30 days of receipt by the

Recipient of written notice of any pending or threatened audits,

adjustments or assessments (a "Tax Audit") which may affect the liability for Taxes of such other party. If the Recipient fails to give such prompt notice to the other party it shall not be entitled to indemnification for any Taxes arising in connection with such Tax Audit if such failure to give notice materially adversely affects Kodak's liability as a result of the outcome of the Tax Audit.

            (ii)  Which Party Controls.  (A)  Kodak and Seller's Items.  If

such Tax Audit relates to any period ending on or prior to the Closing

(except with respect to Taxes constituting Assumed Liabilities) or for any

Taxes for which Kodak or Seller is liable in full hereunder, Kodak shall at its expense control the defense and settlement of such Tax Audit.

            (B)  Purchaser's Items.  If such Tax Audit relates to any

period beginning after the Closing or for any Taxes for which Purchaser is liable in full hereunder, Purchaser shall at its expense control the defense and settlement of such Tax Audit.

            (C)  Combined and Mixed Items.  If such Tax Audit relates to

Taxes for which both Kodak or Seller, on the one hand, and Purchaser

(including Taxes of Affiliates of Purchaser for any post-Closing periods),

on the other, are liable hereunder, to the extent possible such Tax Items will be distinguished and each party will control the defense and settlement of those Taxes for which it is so liable.

            If such Tax Audit relates to a taxable period, or portion

thereof, beginning before and ending after the Closing and any Tax Item can not be identified as being a liability of only one party or cannot be separated from a Tax Item for which the other party is liable, the party which has the greater potential liability for those Tax Items that cannot be so attributed or separated (or both) shall control the defense and settlement of the Tax Audit, provided that such party defends the items as reported on the relevant Tax Return.  In defending the item as reported on the relevant Tax Return, the party may negotiate any settlement that is reasonable provided that it does not increase the liability of the other party in an amount that is greater than such other party's pro rata share of those items and does not trade any item for which the other party has a greater liability for any item for which it has a lesser liability, unless it obtains the other's party consent thereto.

            (D)  Participation Rights.  (i)  Any party whose liability for

Taxes may be affected by a Tax Audit shall be entitled to participate at its expense in such defense and to employ counsel of its choice at its expense.

            (ii)  If settlement of any Tax Audit could materially and

adversely affect Purchaser and its Affiliates' liability for Taxes for any taxable period beginning after the Closing, Kodak will not settle such Tax

Audit without Purchaser's consent, which shall not be unreasonably withheld.

            (e)  Determination and Allocation of Consideration.  The

parties to this Agreement agree to determine the amount of and allocate the total consideration transferred by Purchaser to Seller pursuant to this

Agreement (the "Consideration") in accordance with the fair market value of the assets and liabilities transferred.  Purchaser shall deliver to the attention of the Director of Corporate Tax of Kodak one or more schedules allocating the Consideration no later than 30 days prior to the Closing.

If Kodak disagrees with any items reflected on the schedules so provided,

Kodak shall have the right to notify Purchaser of such disagreement and its reasons for so disagreeing, in which case Purchaser and Kodak shall attempt to resolve the disagreement, provided, however, that the parties agree that

$150,000,000 shall be allocated to the participation interests of Schulke &

Mayr GmbH and $2,000,000 shall be allocated to the stock of L&F Products

International, Inc.  If the parties have not resolved any such dispute at least 10 days prior to the Closing, the dispute shall be referred to the

CPA Firm whose determination shall be binding on both parties.  Seller and

Purchaser agree to prepare, or cause to be prepared, and file, or cause to be filed, an IRS Form 8594 in a timely fashion in accordance with the rules under Section 1060 of the Code.  To the extent that the

Consideration is adjusted after the Closing Date, the parties agree to revise and amend the schedule and IRS Form 8594 in the same manner and according to the same procedure.  The determination and allocation of the

Consideration derived pursuant to this subsection shall be binding on

Kodak, Seller and Purchaser for all Tax reporting purposes.

            (f)  Employee Withholding and Reporting Matters.  With respect to the Employees, from and after the Closing Date, Purchaser shall, in accordance with and to the extent permitted pursuant to Revenue Procedure

84-77, 1984-2 C.B. 753, assume all responsibility for preparing and filing

Form W-2, Wage and Tax Statement, Form W-3, Transmittal of Income and Tax

Statements, Form 941, Employer's Quarterly Federal Tax Return, Form W-4,

Employee's Withholding Allowance Certificate, and Form W-5, Earned Income

Credit Advance Payment Certificate.  Seller and Purchaser agree to comply,

and cause their respective Affiliates to comply, with the procedures described in Section 5 of Revenue Procedure 84-77.

            (g)  Transfer Taxes.  All excise, sales, use, transfer

(including real property transfer or gains), stamp, documentary, filing,

recordation and other similar taxes which may be imposed or assessed as the result of the transactions effected pursuant to this Agreement (the

"Transfer Taxes"), together with any interest, additions or penalties with respect thereto and any interest in respect of such additions or penalties shall be borne equally by Seller and

Purchaser.  Any such Transfer Taxes or fees arising in connection with the

L&F Transfer shall be borne entirely by Kodak, and Kodak shall indemnify the Purchaser Indemnified Parties for any liabilities arising in connection therewith.  Any such Transfer Taxes or fees resulting from any subsequent transfer by the Purchaser or its Affiliates of all or any portion of the

Transferred Assets or Assumed Liabilities occurring on or subsequent to the

Closing shall be borne entirely by the Purchaser, and Purchaser shall indemnify the Seller Indemnified Parties for any liabilities arising in connection therewith.  Notwithstanding the provisions of Section 5.4(b),

which shall not apply to Tax Returns relating to Transfer Taxes, any Tax

Returns that are required to be filed in connection with Transfer Taxes shall be prepared and filed when due by the party primarily or customarily responsible under the applicable local law for filing such Tax Returns, and such party shall use its reasonable best efforts to provide such Tax

Returns to the other parties at least 10 days prior to the Due Date for such Tax Returns.  Such Tax Returns shall be prepared on a basis consistent with the determination and allocation of the Consideration pursuant to

Section 5.4(e).

            (h)  Section 338 Election.  Purchaser will not make an election pursuant to Section 338 of the Code or a similar Law of any other country with respect to the
purchase of any Transferred Subsidiary pursuant to this Agreement except,

the parties agree, upon Purchaser's request, to make an election under

Section 338(h)(10) of the Code and Section 1.338(h)(10)-1(d) of the

Treasury Regulations and comparable provisions of state or local law with respect to L&F Products International, Inc.  The parties agree to cooperate fully in completing all forms required to effect such an election.

            (i)  (A)  Purchaser's Claiming, Receiving or Using Refunds and

Overpayments.  If, after the Closing, Purchaser or its Affiliates

(1) receive any refund, or (2) utilize the benefit of any overpayment, of

Taxes (except to the extent reflected as an asset on the Adjusted Closing

Balance Sheet) which (x) were paid by Kodak, Seller or any Affiliate of either of them prior to the Closing, or (y) were the subject of indemnification by Kodak or Seller pursuant to Article VII hereto,

Purchaser shall promptly transfer, or cause to be transferred, to Kodak, or at Kodak's direction Seller, the entire amount of the refund or overpayment

(including interest but net of Tax costs) received or utilized by Purchaser or its Affiliates.  Purchaser agrees to claim any such refund or to utilize any such overpayment and to furnish to Kodak all information, records and assistance reasonably necessary to verify the amount of the refund or overpayment provided that such refund, claim or overpayment utilization does not have any adverse effect on

Purchaser or its Affiliates.  Kodak shall reimburse Purchaser's reasonable costs in connection with claiming such refund or utilizing such overpayment.

            (B)  Seller's Claiming, Receiving or Using Refunds and

Overpayments.  If, after the Closing, Seller or its Affiliates (1) receive any refund, or (2) utilize the benefit of any overpayment, of Taxes which were paid by Purchaser or any Affiliate as an Assumed Liability, Seller

shall promptly transfer, or cause to be transferred, to Purchaser, the entire amount of the refund or overpayment (including interest but net of

Tax costs) received or utilized by Seller or its Affiliates.  Seller agrees to claim any such refund or to utilize any such overpayment and to furnish to Purchaser all information, records and assistance reasonably necessary to verify the amount of the refund or overpayment provided that such refund, claim or overpayment utilization does not have any adverse effect on Seller or its Affiliates.  Purchaser shall reimburse Seller's reasonable costs in connection with claiming such refund or utilizing such overpayment.

            (j)  Each Party's Claiming and Realizing of Tax Benefits in

Respect of Indemnified Liabilities

            (i)  Procedures.  If, after the Closing, any Purchaser

Indemnified Party or any Seller Indemnified Party realizes any Loss for which such party is indemnified hereunder, such Indemnified Party shall, if reasonable,
claim any such Loss and claim to the fullest extent possible all deductions available as a result of such Loss.  Each of Purchaser and Kodak agree to furnish, or cause to be furnished, to the other a certificate of Purchaser or Kodak's, respective, tax directors verifying the amount of the decrease,

if any, in the income taxes paid by the Purchaser Indemnified Parties or the Seller Indemnified Parties, respectively, as a result of recognizing such Loss and claiming all such available deductions (as compared to the income taxes such parties and their respective Affiliates would otherwise have paid without recognizing such Loss and deductions).

            (ii)  Methodology.  In determining for the purposes of this

Section 5.4 and Section 7.6 the decrease in income taxes paid by a party as a result of recognizing a Loss and claiming a deduction such calculation shall be made by comparing the income taxes paid by the party taking into account such Loss and deduction with the income taxes the party would have paid had it not taken into account such Loss and deduction.

            (k)  Post-Closing Actions Which Affect Kodak or Seller's

Liability for Taxes.  (i)  During the period beginning on the Closing Date and ending on December 31, 1994 Purchaser shall not permit the Transferred

Subsidiaries to (A) sell (including a deemed sale pursuant to Section 338 of the Code or a similar law of any other country), exchange, distribute, reorganize or otherwise dispose of the stock of any foreign subsidiary corporation, or dispose of any other property the sale of which produces foreign personal holding company income within the meaning of Section 954(a)(1) of the Code or a similar law of any other country or (B) make any distribution (including a deemed distribution) to shareholders in excess of current earnings and profits (as computed for

U.S. Federal income tax purposes) derived during the period beginning on the day following the Closing Date and ending on December 31, 1994.

            (ii)  Except to the extent required by law, neither Purchaser,

the Transferred Subsidiaries nor any Affiliate of either of them shall,

without the prior written consent, which shall not be unreasonably withheld, of Kodak on the one hand, and neither Kodak, Seller, Sterling,

the Subsidiaries nor any of their respective Affiliates shall, without the prior written consent, which shall not be unreasonably withheld, of

Purchaser on the other hand, amend any Tax Return filed by, or with respect to, the Transferred Subsidiaries or any of their subsidiaries for any taxable period, or portion thereof, beginning before the Closing Date.

            (l)  Maintenance of Books and Records.  Until the applicable statute of limitations (including periods of waiver) has run for any Tax

Returns filed or required to be filed covering the periods up to and including the Closing

Date, Purchaser shall retain all Books and Records with respect to the

Business in existence on the Closing Date and after the Closing Date will provide Kodak access to such Books and Records for inspection and copying by Kodak (at Kodak's expense) and its agents upon reasonable request and upon reasonable notice.  Up to three years after the expiration of such period, no such Books and Records shall be destroyed by Purchaser without first advising the Director of Corporate Tax of Kodak in writing detailing the contents of any such Books and Records and giving Kodak (at Kodak expense) at least 90 days to obtain possession thereof.

            (m)  Assistance and Cooperation.  The parties agree that, after the Closing Date:

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

            (D)  The parties shall provide timely notice to the other in writing of any pending or proposed audits or assessments with respect to Taxes for which the other may have an indemnification obligation under this Agreement;

            (E)  The parties shall furnish the other with copies of all relevant correspondence received from any taxing authority in connection with any audit or information request with respect to any

      Taxes referred to in subsection (D) above; and

            (F)  The party requesting assistance or cooperation shall bear the other party's out-of-pocket expenses in complying with such request to the extent that those expenses are attributable to fees and other costs of unaffiliated third-party service providers.

            (n)  Future Elections.  Without Purchaser's consent, which shall not be unreasonably withheld, the Seller and Kodak will refrain, and will cause each of its Affiliates and the Subsidiaries (excluding, after the Closing, the Transferred Subsidiaries and their subsidiaries) to refrain, from making, filing, or entering into any election, consent, or agreement relating to Taxes with respect to the Transferred Subsidiaries or any of their subsidiaries which may have any material adverse impact upon the Purchaser, any of the Transferred Subsidiaries or the Business, except for extensions of the statute of limitations with respect to Tax Returns of the U.S. Federal, state or local affiliated, consolidated, combined or unitary group with respect to which Kodak or Seller is the common parent.

            (o)  Arbitration of All Disputes.  In the event that Seller and

Kodak, on the one hand, and Purchaser, on the other, cannot agree on any calculation of any amount relating to Taxes or the interpretation or application of any provision of this Agreement relating to Taxes, such dispute shall be resolved by the CPA Firm, whose decision shall be final and binding upon all parties involved and whose expenses shall be divided equally between Kodak, on the one hand, and Purchaser, on the other.

            (p)  Powers of Attorney.  At least 15 days prior to Closing,

Kodak will provide, or cause to be provided, to Purchaser a schedule listing any powers of attorney which were granted by any Transferred

Subsidiary and are outstanding as of such date.  At least 5 days prior to

Closing, Purchaser shall provide Kodak with a schedule listing which of those powers of attorney Purchaser wants terminated as of the Closing, and immediately prior to the Closing Kodak will terminate, or cause to be terminated, each such power of attorney appearing on the schedule provided by Purchaser.

            Section 5.5  Post-Closing Obligations of the Business to

Certain Employees.

            (a)  Purchaser shall assume the collective bargaining

agreements set forth on Schedule 3.14 to the extent permitted under such agreements and shall offer employment on the Closing Date to the same extent provided by Seller immediately prior to the Closing Date to the bargaining unit employees Related to the Business covered by such agreements.

            (b)  Purchaser shall offer employment at the same salary rate,

at the same location (or within 30 miles thereof) and with comparable responsibilities to all Active Employees on the Closing Date.  Purchaser

shall offer employment to all Inactive Employees when they are eligible to return to active service; provided, however, that no such employee shall be entitled to reinstatement to active service if he is incapable of working in accordance with the policies, practices and procedures of Purchaser, his return to employment is contrary to the terms of his leave, or he does not have any right to reinstatement under Seller's written employment policies

(or non-written policies described in Schedule 3.10(a)) or applicable Law.

Active and Inactive Employees shall sometimes be referred to herein as

"Transferred Employees."

            (c)  Purchaser will maintain for a period of two years after the Closing Date, without interruption, a severance pay plan covering U.S. Transferred Employees from their date of employment with Purchaser which provides, under the terms of such plan,

severance pay for such U.S. Transferred Employees which is equal to the greater of (i) the amount of severance pay that would have been available to them under the Seller's severance pay plan set forth on Schedule 3.10(a)

and applicable to such Employees prior to the Closing Date, or (ii) the amount of severance pay that would be available to them under the

Purchaser's severance pay plan applicable to such Employees.  Purchaser will also provide coverage for U.S. Transferred Employees under its other employee benefit plans and programs and its incentive compensation plans and programs which is no less favorable than that generally provided from time to time by Purchaser to similarly situated employees of its United

States business.  Purchaser will provide coverage for non-U.S. Transferred

Employees under its employee benefit plans and programs and its incentive compensation plans and programs which is no less favorable than that generally provided from time to time by Purchaser to its similarly situated employees in the applicable jurisdictions.  Transferred Employees shall be given credit, without duplication, for all service with Seller or any

Subsidiary or Affiliate (or service credited by Seller or any Subsidiary or

Affiliate) under (i) all employee benefit plans, programs and policies, and fringe benefits of the

Purchaser in which they become participants for purposes of eligibility

(including eligibility for early retirement) and vesting, but not for purposes of calculating the amount of the matching contributions under

Purchaser's Savings Investment Plan, and (ii) the Purchaser's vacation,

service award and severance plans for purposes of calculating the amount of each Transferred Employee's benefits under such plans.  For purposes of calculating benefit accruals under Purchaser's defined benefit pension plan, Purchaser shall credit, without duplication of benefits, Transferred

Employees with their service with Seller or any Subsidiary or Affiliate (or service credited by Seller or any Subsidiary or Affiliate) under Seller's defined benefit pension plan applicable to such Employees.

            (d)  "Active Employees" means all active, non-bargaining unit

Employees whose employment is Related to the Business, including employees on temporary leave for purposes of jury or annual two-week national service/military duty and employees on vacation or a regularly scheduled day off from work.  "Inactive Employees" means all non-bargaining unit

Employees (other than Former Employees) whose employment is Related to the

Business and who on the Closing Date are on a Nonmedical Leave, short-term disability or a medical leave of absence.  Employees of Seller who perform services with respect to the Business and the DIY Business have been allocated equitably on a full-
time basis to the Business or DIY Business.  Prior to the Closing Date,

Seller shall provide Purchaser with a complete and correct list of current and former employees of the DIY Business as of a date on or after the date hereof, together with such other information regarding such employees as the Purchaser may reasonably request.

            (e)  Effective as of the Closing Date, Purchaser shall cause one or more defined contribution plans (the "Transferee Savings Plans") to be established for or to accept the transfer of account balances of

Employees who were participants in the L&F Products Employee Savings Plan I and the L&F Products Employee Savings Plan II (the "Seller Savings Plans").

Such Employees are referred to hereinafter as the "Savings Plan Employees".

            Seller shall cause to be transferred from the Seller Savings

Plans to the Transferee Savings Plans the liability for the account balances as of the date of transfer of the Savings Plan Employees, together with cash equal to such liability, and Purchaser shall cause the Transferee

Savings Plans to accept such transfers.  The transfer of cash shall take place within 90 days after the Closing Date; provided, however, that in no event shall such transfer take place until the later of (i) the furnishing to Seller by Purchaser of a favorable determination letter from the

Internal Revenue Service with respect to the qualification of the

Transferee Savings Plans under Section 401(a) of the Code, as amended to comply with changes to the qualification requirements of Section 401(a) of the Code made by the Tax Reform Act of

1986 and other recent legislation and regulations and (ii) the receipt by

Seller of favorable determination letters from the Internal Revenue Service with respect to the continued qualification of the Seller Savings Plans under Section 401(a) of the Code, as amended to comply with changes to the qualification requirements of Section 401(a) of the Code made by the Tax

Reform Act of 1986 and other recent legislation and regulations.

            (f)  Effective as of the Closing Date, Purchaser shall amend or establish one or more defined benefit plans (the "Transferee Pension

Plans") to accept the transfer of accrued benefits of Employees who participated in the Kodak Retirement Income Plan, the Sterling Products

International Inc. Pension Plan for Salaried Employees who are Employed at

Facilities Located in Puerto Rico and the Retirement Income Plan for the

Hourly Employees of L&F Products (the "Seller Retirement Plans").  Such

Employees are referred to hereinafter as the "Retirement Plan Employees").

The Transferee Pension Plans shall provide, upon the transfer of assets referred to below, that the benefit liabilities of the Retirement Plans

Employees under the Transferee Pension Plans shall in no event be less than their benefit
liabilities under the Seller Retirement Plans as of the Closing
Date.

            With respect to each Seller Retirement Plan, Kodak, Seller or

Sterling, as applicable, shall cause to be transferred from the trust under such Seller Retirement Plan to the trust under the applicable Transferee

Pension Plan cash equal to the product of (x) times (y), where (x) equals the fair market value of the assets of each Seller Retirement Plan on the date of actual transfer of assets from the trust thereunder to the trust under the applicable Transferee Pension Plan, and (y) equals a fraction,

the numerator of which is the present value of the benefit liabilities on a termination basis of the Retirement Plan Employees under the applicable

Seller Retirement Plan as of the effective date of the transfer (the last day of the calendar month in which Closing Date occurs) and the denominator of which is the present value of the benefit liabilities on a termination basis of all participants in the applicable Seller Retirement Plan as of the effective date of the transfer (the last day of the calendar month in which Closing Date occurs); provided, however, that the benefits of the

Retirement Plan Employees shall be calculated as if the credited service for each Retirement Plan Employee continued to accrue through the last day of the calendar month in which the Closing Date occurs.

Purchaser shall cause the Transferee Pension Plans to accept such transfers.

            The "Pension Shortfall Amount" shall be equal to the excess, if any, of (x) the "accumulated benefit obligations" (as defined in Statement of Financial Accounting Standards No. 87) of the Retirement Plan Employees

under such Seller Retirement Plan as of the Closing Date, calculated using

(i) the same census data and the same precision as for purposes of Section

414(l) of the Code and (ii) the actuarial assumptions that were used in preparing the audited financial statements of Seller for the year ended

December 31, 1993, except that the interest rate assumption shall be equal to the sum of (A) the yield to maturity of 30-year U.S. Treasury bonds on the Closing Date and (B) 75 basis points over (y) the amount actually transferred to the applicable Transferee Pension Plan.

            The amount to be transferred shall be equitably adjusted to take into account non-investment receipts and disbursements of the Seller

Retirement Plans (i) after the Closing Date but prior to the date of transfer provided for in this subparagraph, such as distributions and contributions and (ii) relating to plan-to-plan transfers after the date hereof.  The amounts under the preceding two paragraphs shall be determined by the actuary for the Seller Retirement Plan and reviewed and approved

(such approval not to be unreasonably withheld) as being done in accordance with the
methodology and assumptions set forth in this Section 5.5(f) by the actuary for the Transferee Pension Plan.  The Seller Retirement Plans shall not be amended on or after the date hereof through the Closing Date to increase the benefit liabilities under such Plans.

            The benefit liabilities under each Seller Retirement Plan shall be valued as of the effective date of the transfer (the last day of the calendar month in which the Closing Date occurs), on the basis of the actuarial assumptions for the applicable Seller Retirement Plan as contained in the most recent actuarial report for such Plan that is available as of the date of this Agreement, as determined by the actuary for the Seller Retirement Plan and reviewed by the actuary for the

Transferee Pension Plan.

            The transfer of cash referred to above shall take place within

180 days after the Closing Date; provided, however that in no event shall such transfer take place until the last to occur of the following:

(i) Purchaser has furnished to Kodak, Seller or Sterling, as applicable, a favorable determination letter from the Internal Revenue Service with respect to the qualification of the applicable Transferee Pension Plan under Section 401(a) of the Code, as amended to comply with changes to the qualification requirements of Section 401(a) of the Code made by the Tax

Reform Act of 1986 and other recent legislation and regulations, (ii) the receipt by Kodak, Seller or Sterling,
as applicable, of a favorable determination letter from the Internal

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

Retirement Plan attributable to Retirement Plan Employees or (B) in the event that a lawsuit is instituted by any of the foregoing or by one or more participants in, or fiduciaries (other than Seller, Sterling, Kodak or

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

Retirement Plan Employees, then the transfer of assets referred to in this

Section from such Seller Retirement Plan will not be made until the earliest of (I) the date the issues raised by the Internal Revenue Service or any other governmental agency or such lawsuit are resolved favorably,

and Seller, Sterling or Kodak and, as applicable, the Seller Retirement

Plan shall make every effort in good faith to carry out the asset transfer,

including, but not limited to, the vigorous defense of any lawsuit described in clause (B), and the exhaustion of all rights of available judicial review and appeal, or (II) the date Seller and Purchaser, Sterling and Purchaser, or Kodak and Purchaser, as applicable, enter into a written agreement to resolve on a basis mutually satisfactory to them the issues raised by the Internal Revenue Service or any other governmental agency or such lawsuit.

            Pending the completion of the transfers described in this

paragraph (f), Seller, Sterling or Kodak, as applicable, and Purchaser shall make arrangements for any required payments to the Retirement Plan

Employees from the Seller Retirement Plans.  Seller and Purchaser shall provide
each other with access to information reasonably necessary in order to carry out the provisions of this paragraph.

            (g)  Purchaser shall waive any preexisting condition

limitations for such conditions covered under Seller's medical, health or dental plans and shall honor any deductible and out of pocket expenses incurred by Employees and their beneficiaries under Seller's medical,

dental or health plans during the portion of the calendar year preceding the Closing Date.  Purchaser shall waive any medical certification under its group term life insurance plan for any Employees up to the amount of coverage such Employee had under Seller's life insurance plan (but subject to any limits on the maximum amount of coverage under Purchaser's life insurance plan).

            (h)  Sterling shall retain the liability for amounts payable under the Sterling Winthrop Inc. Deferred Compensation Plan, Sterling

Winthrop Inc. Supplemental Executive Retirement Plan and Sterling Winthrop

Inc. Foreign Service Pension Plan (the "Sterling Foreign Service Pension

Plan") to all employees of Sterling and its subsidiaries who, on or before the closing date under the Asset Purchase Agreement among Kodak, Sterling and Sanofi (the "Sanofi Agreement"), have retired, are receiving or are eligible to receive long-term disability benefits, or have otherwise terminated employment, and to the beneficiaries and survivors of such employees (herein referred to collectively as the "Pre-Sanofi Closing Date Former Employees"). Purchaser shall pay to

Sterling quarterly on an estimated basis, within 30 days, in accordance with Seller's statement of the estimated annual cost of the amounts payable to the Pre-Sanofi Closing Date Former Employees under such Plans, an amount equal to the result of multiplying one-fourth of such annual cost for each such Plan by a fraction, the numerator of which is equal to the number of

U.S. Active Employees on the closing date under the Sanofi Agreement, and the denominator of which is equal to the number of U.S. active employees of

Sterling and all of its subsidiaries on the closing date under the Sanofi

Agreement (which must be on or before the Closing Date for purposes of this

Section 5.5(h)).  (The determination of whether an employee of Sterling and its subsidiaries is an active employee shall be determined using the principles set forth in Section 5.5(d); provided, however, that with respect to the Foreign Service Pension Plan such fraction shall be determined on the basis of non-U.S. Active Employees and non-U.S. active employees of Sterling and its subsidiaries.)  Any overpayment or underpayment of such annual cost shall be adjusted within 60 days after

Sterling furnishes to Purchaser a statement of such annual costs (subject to review and acceptance by Purchaser), by a payment to Sterling or to

Purchaser, as applicable.

            (i)  Purchaser shall assume the liability for amounts payable under the L&F Products Inc. Deferred Compensation Plan, L&F Products Inc.

Supplemental Executive Retirement Plan and certain other liabilities described in Schedule 5.5(i) to all Former Employees, except as provided in

Section 5.5(h).

            (j)  Purchaser shall assume the liability for, and honor the terms and conditions of, all executive employment agreements of Active and

Inactive Employees in effect on the date of this Agreement.  All employment contracts covering U.S. Active or Inactive Employees or key non-U.S. Active

or Inactive Employees are listed on Schedule 5.5(j).

            (k)  Sterling and Purchaser shall use their best efforts to provide for transfers of assets and liabilities from Seller's non-U.S.

benefit plans with respect to Transferred Employees in a manner consistent with the general principles expressed in this Section.

            Section 5.6  Compliance with WARN, etc.  Purchaser with respect to the Active and Inactive Employees will timely give all notices required to be given under WARN or other similar statutes or regulations of any jurisdiction relating to any plant closing or mass layoff or as otherwise required by any such statute, and Seller shall reasonably cooperate with

Purchaser to enable Purchaser to provide such notices.  For this purpose,

Purchaser shall be deemed to have caused a mass layoff if the mass layoff would not have
occurred but for Purchaser's failure to offer employment to the Active or

Inactive Employees in accordance with the terms of this Agreement.

            Section 5.7  Compliance with State Property Transfer Statutes.

(a)  The parties shall use their reasonable efforts to comply with all requirements of applicable state property transfer statutes, including,

without limitation, the New Jersey Industrial Site Recovery Act ("ISRA")

and the Illinois Responsible Property Transfer Act ("ILRPTA"), as may be

required by the relevant governmental authorities.  Seller, Sterling and

Kodak agree to provide Purchaser with any documents to be submitted to the relevant governmental authorities prior to submission, and Seller, Sterling and Kodak shall not take any action to comply with such statutes without

Purchaser's prior consent, which consent shall not be unreasonably withheld.

            (b)  Seller agrees to cooperate with Purchaser and to assist

Purchaser by identifying the Environmental Permits required by Purchaser to operate the Business from and after the Closing Date and either transferring existing Environmental Permits of Seller, Sterling and their

Subsidiaries, where permissible, or obtaining new Environmental Permits for

Purchaser.

            Section 5.8  Further Assurances.  At any time after the Closing

Date, Seller, Sterling and Kodak, on the one hand, and Purchaser, on the other hand, shall promptly
execute, acknowledge and deliver any other assurances or documents reasonably requested by the other, as the case may be, and necessary for it, as the case may be, to satisfy its respective obligations hereunder or obtain the benefits contemplated hereby.

            Section 5.9  Use of Corporate Names.  Except as set forth in the subsections of this Section 5.9, after the Closing, Purchaser shall not use any of the Sterling Trademarks.

            (a)   For a period of nine months after the Closing, Purchaser

may continue to use the Sterling Trademarks on signage, invoices and stationery;

            (b)  For a period of nine months after the Closing, or until inventory of labels, packaging, nameplates and promotional materials are exhausted (whichever occurs first), Purchaser may continue to use the

Sterling Trademarks on labels, packaging, nameplates and promotional materials in existence as of the Closing Date and marked with Sterling

Trademarks; Purchaser may apply such labels, nameplates and packaging only to inventory of Product that is in existence as of the Closing Date, which was manufactured by Seller.

            Section 5.10  Certain Matters Involving the Intellectual

Property.  On or before the Closing Date Kodak, Sterling and Seller will take, or cause to be taken, at their expense, all necessary steps to record with the
appropriate United States governmental agencies the transfer from Seller,

Sterling, Kodak or any of their Affiliates, as the case may be, to

Purchaser of all Intellectual Property previously registered or patented in the United States.  As soon as practicable after the Closing Date Kodak,

Sterling and Seller will take, or cause to be taken, at their expense, all necessary steps to record with the appropriate foreign governmental agents the transfer of all Intellectual Property previously registered or patented in such jurisdictions and to otherwise record or evidence Purchaser's rights in and to the Intellectual Property, including the filing or amendment of any registered user certificates, licenses, agreements or similar documents.

            Section 5.11  [Intentionally omitted.]

            Section 5.12  Transition Services.  On the Closing Date,

Purchaser shall execute and deliver, and Kodak shall cause Seller or an

Affiliate of Seller other than Sterling to execute and deliver, a transition services agreement, in form and substance reasonably satisfactory to Purchaser, pursuant to which (i) for a period of one year following the Closing Date, Sterling shall make available to Purchaser, to the extent requested, the support and administrative services currently being provided to the Business on terms, and for a price equal to

Sterling's fully allocated cost determined on a basis, substantially consistent with Sterling's recent historical practice, including, without limitation, computer and data processing services and any software associated therewith, customer billing services, customer equipment services, services related to the maintenance of Intellectual Property, the use of office and warehouse facilities and related site services, utility services, distribution services and maintenance services for equipment included in the Transferred Assets (such services, "Transition Services"),

and (ii) Purchaser shall enter into an agreement with Seller or any purchaser of the DIY Business, in form and substance reasonably satisfactory to Seller or such purchaser, pursuant to which Purchaser shall make available to Seller, or any purchaser of the DIY Business, to the extent requested, on terms, and for a price equal to Purchaser's fully allocated cost determined on a basis substantially consistent with

Sterling's recent historical practice, such Transition Services as are currently being provided to the DIY Business for a period ending one year after the closing of the sale of the DIY Business (but in any event not later than two years from the date hereof).

            Section 5.13  Supply Agreements.  (a)  At the Closing,

Purchaser and Sterling shall execute and deliver a supply agreement (the

"Sterling Supply Agreement"), in form and substance reasonably satisfactory to Purchaser, pursuant to which Sterling shall agree to maintain in place all arrangements existing on the Closing Date that provide for the supply by Sterling of materials to the Business for a period of three years from the Closing Date.

            (b)  At the Closing, Purchaser and Seller or the purchaser of the DIY Business shall execute and deliver a supply agreement (the "DIY

Supply Agreement"), in form and substance reasonably satisfactory to

Purchaser, pursuant to which Seller or the purchaser of the DIY Business,

as the case may be, shall agree to maintain in place all arrangements existing on the Closing Date that provide for the supply by Seller or the purchaser of the DIY Business, as the case may be, of materials to the

Business for a period of three years from the Closing Date.

            (c)  At the Closing, Purchaser and (as designated by Kodak)

Seller or the purchaser of the DIY Business shall execute and deliver a supply agreement (the "Purchaser Supply Agreement"), in form and substance reasonably satisfactory to Seller or the purchaser of the DIY Business, as the case may be, pursuant to which Purchaser shall agree to maintain in place all arrangements existing on the Closing Date that provide for the supply by Purchaser of materials to the DIY Business for a period of three years from the Closing Date.

            Section 5.14  No Shopping.  Kodak, Sterling and Seller agree that they shall not, and shall not permit their Affiliates or representatives to, directly or indirectly, in any way contact, initiate,

solicit, enter into or conduct
any discussions or negotiations, or enter into any agreement, whether written or oral, with any Person with respect to the direct or indirect sale of the Business or the Transferred Assets (except, in the latter case,

in the ordinary course of business).  Kodak shall, immediately upon receipt thereof by any officer of Kodak, Sterling or Seller or any of their respective Affiliates, notify Purchaser of the existence and terms of any contact, proposal or offer with respect to any of the foregoing.

            Section 5.15  Non-Compete.  Each of Kodak, Sterling and Seller

agrees that, for a period of five years from the Closing Date, neither

Kodak, Seller any of Seller's Subsidiaries nor any of their respective transferees, successors or assignees will compete with the Business as conducted on the Closing Date; provided, however, that this provision shall not (i) apply to the purchaser of the DIY Business except in respect of the use of shared Intellectual Property, if any, or (ii) prohibit Kodak from owning less than 10% in the aggregate of any Person's voting securities, if none of the employees of Seller, Kodak or their affiliates is involved in any way in the management of such Person.

            Section 5.16  PineSol Litigation.  Notwithstanding any other provision of this Agreement to the contrary, immediately following the

Closing Purchaser shall assume, and shall thereafter have the sole power to direct and
control, the defense of the PineSol Litigation.  Purchaser shall provide on a periodic basis such information, including the opportunity for discussions with counsel, as Seller shall reasonably request and shall not adversely affect the preservation of Purchaser's attorney-client privilege regarding the status of and developments with respect to the PineSol

Litigation.  Purchaser agrees that it shall not, without the prior written consent of Kodak, settle, compromise or offer to settle or compromise the

PineSol Litigation on a basis which would result in the imposition of monetary damages with respect to the period prior to the Closing Date without the consent of Kodak, which consent shall not be unreasonably withheld.  Prior to the Closing, Kodak, Sterling and Seller agree to diligently defend the PineSol Litigation and not to file or amend any pleadings or alter their defense strategy without the consent of Purchaser

(which shall not be unreasonably withheld).  In addition, Kodak, Sterling and Seller agree not to settle, compromise or offer to settle or compromise the PineSol Litigation without the consent of Purchaser.

            Section 5.17  Insurance.  (a)  Kodak and Seller
shall, until the Closing, maintain insurance coverage with respect to the

Business and the Transferred Assets at presently existing levels.  At the closing, Kodak and Purchaser shall enter into a mutually satisfactory claim service agreement on terms substantially in accordance with Schedule 5.17.

            (b)   With respect to property insurance underwritten by all

insurance companies that are not Affiliates of Kodak, Kodak or Seller will promptly file and diligently prosecute all claims relating to any Loss suffered by the Business after December 31, 1993 that is covered by such insurance.  To the extent that Kodak or Seller receives payment in respect of any such claim Kodak or Seller will either (a) apply the amounts received to the Business in the event such amounts are received prior to

Closing or (b) pay over such amounts to Purchaser.  To the extent permissible under the terms of such insurance policies and applicable Law,

Kodak or Seller shall cause Purchaser to be a named beneficiary under such insurance policies and, as of the Closing Date, to assign outstanding claims to Purchaser.

            (c)   With respect to insurance covering liability to third

parties underwritten by all insurance companies that are not Affiliates of

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

Seller prior to Closing and, as of the Closing Date, to assign outstanding claims to Purchaser.

            Section 5.18  Reserve.  Seller hereby covenants and agrees to prepare and deliver to Purchaser within 60 days after the date of this

Agreement a schedule (the "Reserve Schedule") which shall (i) restate the short period reserve as reflected in Accrued Expenses in the Balance Sheet,

(ii) allocate such reserve into the categories of specified and non-

specified items with respect to liabilities arising from incidents that occurred on or before December 31, 1993 and (iii) in accordance with GAAP itemize each specified item included therein in reasonable detail.



                                 ARTICLE VI

                           CONDITIONS TO CLOSING

            Section 6.1  Conditions to the Obligations of Purchaser and

Seller.  The obligations of the parties hereto to effect the Closing are subject to the satisfaction (or waiver) prior to the Closing of the following conditions:

            (a)  HSR and Other Competition Laws.  All filings under U.S.

Antitrust Laws and any other applicable Competition Laws shall have been made and any required waiting period under the such laws applicable to the transactions contemplated hereby shall have expired or been earlier terminated.

            (b)  No Injunctions.  No court or governmental authority of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, or non-appealable judgment, decree, injunction or other order which is in effect on the Closing Date and prohibits the consummation of the Closing.

            (c)  Shareholder Approval.  This Agreement and the transactions contemplated hereby shall have been approved by the shareholders of

Purchaser in accordance with the requirements of the London Stock Exchange.

            Section 6.2  Conditions to the Obligations of Purchaser.  The

obligation of Purchaser to effect the Closing is subject to the satisfaction (or waiver) prior to the Closing, of the following conditions:

            (a)  Representations and Warranties.  The representations and warranties of Seller, Sterling and Kodak contained herein (i) that are unqualified as to materiality shall have been true and correct in all material respects when made and shall be true and correct in all material respects as of the Closing, as if made as of the Closing and (ii) that are qualified as to materiality shall have been true and correct when made and shall be true and correct as of the Closing, as if made as of the Closing

(except, in the case of both (i) and (ii), that representations and warranties that are made as of a specific date need be true and correct in all material respects or true and correct, as the case may be, only as of such date), and Purchaser shall have received certificates to such effect dated the Closing

Date and executed by a duly authorized officer of Seller, by a duly authorized officer of Sterling and by a duly authorized officer of Kodak.

            (b)  Covenants.  The covenants and agreements of Seller,

Sterling and Kodak to be performed on or prior to the Closing shall have been duly performed and Purchaser shall have received certificates to such effect dated the Closing Date and executed by a duly authorized officer of

Seller, by a duly authorized officer of Sterling and by a duly authorized officer of Kodak.

            (c)  Legal Opinions.  Purchaser shall have received the

opinions of Seller's counsel, each dated as of the Closing Date, addressed and reasonably satisfactory to Purchaser as to the matters set forth in

Schedule 6.2(c).

            (d)  Ancillary Agreements.  Seller and Kodak shall have

executed and delivered the Ancillary Agreements.

            (e)  No Material Adverse Change.  Since December 31, 1993, the

Business and the Transferred Assets shall not have suffered a Material

Adverse Change.

            (f)  Other Consents and Approvals.  All required approvals shall have been obtained under ISRA and ILRPTA, and all other required consents, approvals, waivers, authorizations, notices and filings shall have been obtained, which, if not obtained or made, would have a Material

Adverse Effect or would materially impair or delay the ability of Purchaser to effect the Closing or to own the

Transferred Assets and conduct the Business immediately following the

Closing.

            (g)  Absence of Proceedings.  No Proceeding shall have been instituted by any Federal, state, local or foreign governmental authority

(i) to restrain or prohibit the consummation by Purchaser or any of its

Affiliates, or to invalidate, the transactions contemplated by this

Agreement in any material respect, or (ii) which may affect the right of

Purchaser or any of its Affiliates to own, operate or control, after the

Closing any Selected Marks or any other portion of the Transferred Assets or the Business that is material to the Business taken as a whole.

            Section 6.3  Conditions to the Obligations of Kodak and Seller.

The obligation of Seller to effect the Closing is subject to the satisfaction (or waiver) prior to the Closing of the following conditions:

            (a)  Representations and Warranties.  The representations and warranties of Purchaser contained herein (i) that are unqualified as to materiality shall have been true and correct in all material respects when made and shall be true and correct in all material respects as of the

Closing, as if made as of the Closing, and (ii) that are qualified as to materiality shall have been true and correct when made and shall be true and correct as of the Closing (except that, in the case of both (i) and

(ii), representations and warranties that are made as of a specific date need be true and correct in all material respects or true and correct, as the case may be, only as of such date), and Seller and Kodak shall have received a certificate to such effect dated the Closing Date and executed by a duly authorized officer of Purchaser.

            (b)  Covenants.  The covenants and agreements of Purchaser to be performed on or prior to the Closing shall have been duly performed, and

Seller and Kodak shall have received a certificate to such effect dated the

Closing Date and executed by a duly authorized officer of Purchaser.

            (c)  Legal Opinions.  Seller and Kodak shall have received the opinions of the Purchaser's counsel, dated as of the Closing Date,

addressed and reasonably satisfactory to Seller and Kodak as to the matters set forth in Schedules 6.3(c).

            (d)  Ancillary Agreements.  Purchaser shall have executed and delivered the Ancillary Agreements.


                                ARTICLE VII

                         SURVIVAL; INDEMNIFICATION

            Section 7.1  Survival.  The representations and warranties of

Seller, Sterling and Kodak contained in this Agreement shall survive the

Closing for the respective periods set forth in this Section 7.1 notwithstanding any investigation at any time by or on behalf of Purchaser and shall not be considered waived by Purchaser's consummation of the purchase and sale under this Agreement with knowledge of any breach or misrepresentation by Seller, Sterling or Kodak. All of the representations and warranties of Seller, Sterling and Kodak contained in this Agreement and all claims and causes of action with respect thereto shall terminate upon expiration of 24 months after the Closing Date, except that (i) the representations and warranties in Sections 3.1, 3.2, 3.3, 3.4,

3.5, 3.6, 3.16, 3.17 and 3.22 shall have no expiration date, (ii) the representation and warranty in Section 3.9 shall survive, with respect to any Tax Return, until the applicable statute of limitations has run for any such Tax Return required to be filed on or before the date of this

Agreement, (iii) the representation and warranty in Section 3.12 shall survive for eight years, (iv) the representation and warranty in Section

3.13 shall survive for 42 months, and (v) the representations and warranties of Purchaser contained in this Agreement shall have no expiration date; it being understood that in the event notice of any claim for indemnification under Section 7.2(i) or Section 7.3(a) (i), (ii) and

(vi) (insofar as related to Section 3.12) hereof shall have been given

(within the meaning of Section 9.1) within the applicable survival period,

the representations and warranties that are the subject of such indemnification claim shall survive until such time as such claim is finally resolved.

            Section 7.2  Indemnification by Purchaser. Purchaser hereby agrees that it shall indemnify, defend and hold harmless Seller, Sterling, Kodak, their Affiliates, and, if applicable, their respective directors, officers, shareholders, partners,

attorneys, accountants, agents and employees and their heirs, successors and assigns (the "Seller Indemnified Parties") from, against and in respect of any damages, claims, losses, charges, actions, suits, proceedings,

deficiencies, taxes, interest, penalties, and reasonable costs and expenses

(including, without limitation, reasonable attorneys' fees, removal costs,

remediation costs, closure costs, fines, penalties and expenses of investigation and ongoing monitoring) (collectively, the "Losses") imposed on, sustained, incurred or suffered by or asserted against any of the

Seller Indemnified Parties, directly or indirectly relating to or arising out of:

            (i)  any breach of any representation or warranty made by

Purchaser contained in this Agreement for the period such representation or warranty survives;

            (ii)  the Assumed Liabilities; and

            (iii)  any breach of any covenant or agreement of Purchaser contained in this Agreement.

            Section 7.3  Indemnification by Seller and Kodak.

            (a)  Seller and Kodak hereby agree, jointly and severally, that they shall indemnify, defend and hold harmless Purchaser, its Affiliates and, if applicable, their respective directors, officers, shareholders,

partners,
attorneys, accountants, agents and employees and their heirs, successors and assigns (the "Purchaser Indemnified Parties" and, collectively with the

Seller Indemnified Parties, the "Indemnified Parties") from, against and in respect of any Losses imposed on, sustained, incurred or suffered by or asserted against any of the Purchaser Indemnified Parties, directly or indirectly relating to or arising out of:

         (i)  subject to Section 7.3(c) and 7.3(d), any breach of any representation or warranty made by Seller, Sterling or Kodak contained in this Agreement (other than Section 3.9 and Section 3.12) for the period such representation or warranty survives;

        (ii)  any breach by Seller, Sterling or Kodak of the representation and warranty contained in Section 3.9 for the period such representation and warranty survives;

       (iii)  any and all Excluded Liabilities;

        (iv)  any breach of any covenant or agreement of Seller, Sterling or Kodak contained in this Agreement;

         (v)  the failure of Seller or any of its Affiliates to comply with the provisions of the "bulk transfer" or similar laws of any jurisdiction in connection with the transactions contemplated by this Agreement (other than Losses arising as a result of Purchaser's failure to discharge any

Assumed Liabilities);

        (vi)  any breach of the representation and warranty made in Section

3.12 for the period such representation and warranty survives and any and all Environmental Claims and Remedial Actions (including, without limitation, any costs of compliance with ISRA) with respect to the Owned

Real Property and Leased Real Property to the extent resulting or arising from the conduct of the Business prior to the Closing Date; provided,

however, that Seller and Kodak shall not be liable to the Purchaser

Indemnified Parties except to the extent the Losses arising from such breaches, Environmental Claims and Remedial Actions exceed $5 million in the aggregate and then only for 50% of all such Losses in excess thereof;

       (vii)  subject to Section 7.3(c), the employment or termination of employment of Employees by Seller, Sterling or their respective Affiliates prior to the Closing Date except (A) to the extent accrued on the Adjusted

Closing Balance Sheet, and (B) for liabilities assumed under Sections

5.5(i) and 5.6;

      (viii)  subject to Section 7.3(c), product liability Proceedings arising out of occurrences on or prior to the Closing Date (whether any such Proceeding arises before, on or after the Closing Date);

        (ix)  subject to Section 5.4(g), (i) all liabilities for Taxes imposed with respect to the taxable periods, or portions thereof, ending on or before the Closing Date,
including, without limitation, any Taxes resulting from any Transferred

Subsidiary (or its subsidiaries) having been, or ceasing to be, included in any consolidated, combined or unitary Tax Return that included a

Transferred Subsidiary (or its subsidiaries) for taxable periods, or portions thereof, ending on or before the Closing Date and (ii) all liabilities for Taxes of any member of a consolidated, combined or unitary group of which a Transferred Subsidiary (or its subsidiaries) is or was a member on or prior to the Closing Date, by reason of the application of

Treasury Department Regulation Section 1.1502-6 or a similar provision of any state, local or foreign income tax law or regulation, except, with respect to clause (i) or (ii), to the extent such Taxes are reflected as

Current Liabilities on the Adjusted Closing Balance Sheet; and

            (x)  the L&F Transfer.

            (b)  Seller's and Kodak's obligations under Section 7.3(a)(vi),

(vii) and (viii) shall survive with respect to any claim initially asserted prior to the time the applicable statute of limitations has run but in no event to any claim initially asserted beyond eight (8) years after the

Closing Date.  Seller's and Kodak's obligation under Sections 7.3(a)(iii),

(iv), (v), (ix) and (x) shall be unlimited as to time.

            (c)  Seller and Kodak shall not be liable to the Purchaser

Indemnified Parties for any Losses with respect to the matters contained in Sections 7.3(a)(i), (vii) and (viii) except to the extent (and then only to the extent) the Losses from such matters exceed an aggregate amount equal to $20 million (the "Deductible") and then only for all such Losses in excess thereof up to an aggregate amount equal to

$500 million (the "Cap"); provided, however, that the Cap shall not be applicable to any Losses with respect to any breach of any representation or warranty by Seller, Sterling or Kodak made in Sections 3.1, 3.2, 3.3,

3.4, 3.5, 3.6, 3.13, 3.16, 3.17 or 3.22 or with respect to the matters contained in Section 7.3(a)(ii), (iii), (iv), (v), (vi), (ix) and (x).

Notwithstanding the foregoing, if Purchaser makes a claim against an

Indemnifying Party pursuant to Section 7.3(a) with respect to any matter for which there exists in the short period reserve on the Adjusted Closing

Balance Sheet a specified item determined in accordance with Section

2.6(e), such specified item or any remaining portion thereof shall be applied to satisfy such claim before Purchaser shall have any right to indemnification, subject to this Section 7.3(c), from an Indemnifying Party with respect to such claims.

            (d)  Solely for purposes of this Section 7.3, a breach of the representations and warranties made in Sections 3.8, 3.11, 3.12 and 3.16(d)

and 3.16(f) shall be deemed to have occurred only and to the extent that any such breach individually or in the aggregate for all such breaches under the specific representation, disregarding the phrase

"materially impair" or the qualification relating to Material Adverse

Effect, results in Losses of $1 million or more.

            Section 7.4  Indemnification Procedures.  With respect to third party claims other than those relating to Taxes and the PineSol Litigation,

all claims for indemnification by any Indemnified Party hereunder shall be asserted and resolved as set forth in this Section 7.4.  In the event that any written claim or demand for which an indemnifying party, Seller, Kodak or Purchaser as the case may be (an "Indemnifying Party") would be liable to any Indemnified Party hereunder is asserted against or sought to be collected from any Indemnified Party by a third party, such Indemnified

Party shall promptly, but in no event more than 15 days following such

Indemnified Party's receipt of such claim or demand, notify the

Indemnifying Party of such claim or demand and the amount or the estimated amount thereof to the extent then feasible (which estimate shall not be conclusive of the final amount of such claim and demand) (the "Claim

Notice").  The Indemnifying Party shall have 30 days from the personal delivery or mailing of the Claim Notice, except in the case of a claim or demand that includes the filing of legal process in which case the

Indemnifying Party shall have no more than 1/2 the applicable statutory period for answering such process (in
either such case, the "Notice Period") to notify the Indemnified Party (a)

whether or not the Indemnifying Party disputes the liability of the

Indemnifying Party to the Indemnified Party hereunder with respect to such claim or demand, and (b) for any claim or demand that asserts a liability of $1 million or more (or which from its face appears reasonably likely to assert a liability of $1 million or more), whether or not it desires to defend the Indemnified Party against such claim or demand; provided,

however, that the Indemnifying Party shall not have the right to defend against any such claim or demand if the Indemnifying Party disputes its liability with respect thereto.  All costs and expenses incurred by the

Indemnifying Party in defending such claim or demand shall be a liability of, and shall be paid by, the Indemnifying Party.  If the liability of the

Indemnifying Party with respect to such claim or demand is subject to a deductible pursuant to Section 7.3(a)(vi) or 7.3(c) hereof that has not yet been fully satisfied, the Indemnified Party shall either, at its election,

(i) reimburse the Indemnifying Party for any amount actually incurred by the Indemnifying Party up to the amount of the remaining applicable deductible or (ii) increase the applicable deductible by an amount equal to the lesser of the amount actually incurred by the Indemnifying Party and the remaining amount of such applicable deductible.  Except as hereinafter provided, in
the event that the Indemnifying Party notifies the Indemnified Party within the Notice Period that it desires to defend the Indemnified Party against such claim or demand, the Indemnifying Party shall have the right to defend the Indemnified Party by appropriate proceedings and shall have the sole power to direct and control such defense.  If any Indemnified Party desires to participate in any such defense it may do so at its sole cost and expense.  The Indemnified Party shall not settle a claim or demand without the prior written consent of the Indemnifying Party.  The Indemnifying

Party shall not, without (i) the prior written consent of the Indemnified

Party, settle, compromise or offer to settle or compromise any such claim or demand on a basis which would result in the imposition of a consent order, injunction or decree which would restrict the future activity or conduct of the Indemnified Party or any subsidiary or affiliate thereof and

(ii) obtaining an unconditional release of all Indemnified Parties with respect to such claim or demand.  If the Indemnifying Party elects not to defend the Indemnified Party against such claim or demand, whether by not giving the Indemnified Party timely notice as provided above or otherwise,

then the amount of any such claim or demand, or, if the same be contested by the Indemnified Party, then that portion thereof as to which such defense is unsuccessful (and the reasonable costs and expenses pertaining to such defense)
shall be the liability of the Indemnifying Party hereunder, subject to the limitations set forth in Section 7.3(c) hereof.  The Indemnified Party will give the Indemnifying Party and its counsel access to, during normal business hours, the relevant business records and other documents, and shall permit them to consult with the employees and counsel of the

Indemnified Party.  The Indemnified Party shall use its best efforts in the defense of all such claims.

            Section 7.5  Characterization of Indemnification Payments.  All

amounts paid by Seller, Kodak or Purchaser, as the case may be, under

Article II (other than Section 2.7(b)), Article V or this Article VII shall be treated as adjustments to the Purchase Price for all Tax purposes.  Such adjustments shall be allocated in a manner consistent with the allocation provided in Section 5.4(e) hereof.

            Section 7.6  Computation of Losses Subject to Indemnification.

The amount of any Loss for which indemnification is provided under Article

II (other than Section 2.7(b)) or this Article VII shall be computed net of the actual decrease in income taxes paid as a result of realizing or reflecting such Loss for Tax purposes (calculated in accordance with the procedures and methodology set forth in Section 5.4(j) hereof) and net of any insurance proceeds received by the Indemnified Party in connection with such Loss.

                                ARTICLE VIII

                                TERMINATION

            Section 8.1  Termination.  This Agreement may be terminated at any time prior to the Closing:

            (a)  by agreement of Purchaser and Seller;

            (b)  by either Purchaser or Seller, by giving written notice of such termination to the other party, if the Closing shall not have occurred on or prior to March 31, 1995; provided that the terminating party is not in material breach of its obligations under this Agreement;

            (c)  by either Purchaser or Seller if there shall be in effect any law or regulation that prohibits the consummation of the Closing or if consummation of the Closing would violate any non-appealable final order,

decree or judgment of any court or governmental body having competent jurisdiction;

            (d)  by either Purchaser or Seller if, as a result of action or inaction by the other party, the Closing shall not have occurred on or prior to the date that is 10 Business Days following the date on which all of the conditions to Closing set forth in Section 6.1 or 6.2 are satisfied or waived; and

            (e)  by either Purchaser or Seller if shareholder approval of this Agreement and the transactions contemplated hereby shall not be given at the extraordinary general
meeting of Purchaser's shareholders held pursuant to Section 5.3(c).

            Section 8.2  Effect of Termination.  In the event of the

termination of this Agreement in accordance with Section 8.1 hereof, this

Agreement shall thereafter become void and have no effect, and no party hereto shall have any liability to the other party hereto or their respective Affiliates, directors, officers or employees, except for the obligations of the parties hereto contained in Sections 9.1, 9.7, 9.8 and

9.9, and except that nothing herein will relieve any party from liability for any breach of this Agreement prior to such termination.


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

            To Purchaser:

                        RECKITT & COLMAN PLC
                        One Burlington Lane
                        London W4 2RW
                        Telephone: 011-44-81-994-6464
                        Telecopy:  011-44-81-994-8920
                        Attn:  P. David Saltmarsh

            With copies to:

                        RECKITT & COLMAN INC.
                        1655 Valley Road
                        Wayne, New Jersey  07474
                        Telephone:  201-633-3600
                        Telecopy:   201-633-3633
                        Attn:  Lawrence J. Friedman

                        SATTERLEE STEPHENS BURKE & BURKE
                        230 Park Avenue
                        New York, NY  10169
                        Telephone: (212) 818-9200
                        Telecopy:  (212) 818-9606/7
                        Attn:  Gilman S. Burke

                        WEIL, GOTSHAL & MANGES
                        767 Fifth Avenue
                        New York, NY  10153
                        Telephone:  (212) 310-8000
                        Telecopy:  (212) 310-8007
                        Attn:  Ellen J. Odoner

            To Kodak:

                        EASTMAN KODAK COMPANY
                        343 State Street
                        Rochester, New York 14650
                        Telephone:  (716) 724-4000
                        Telecopy:  (716) 724-9448
                        Attn:  General Counsel

            With a copy to:

                        SULLIVAN & CROMWELL
                        125 Broad Street
                        New York, New York  10004
                        Telephone:  (212) 558-4000
                        Telecopy:   (212) 558-3588
                        Attn:  Robert S. Risoleo

            To Seller:

                        L&F PRODUCTS INC.
                        c/o Eastman Kodak Company
                        343 State Street
                        Rochester, New York 14650
                        Telephone:  (716) 724-1932
                        Telecopy:  (716) 724-9448
                        Attn:  Kenneth K. Doolittle

            With a copy to:

                        SULLIVAN & CROMWELL
                        125 Broad Street
                        New York, New York  10004
                        Telephone: (212) 558-4000
                        Telecopy: (212) 883-3588
                        Attn:  Robert S. Risoleo

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

            Section 9.3  Assignment.  No party to this Agreement may assign any of its rights or obligations under this Agreement without the prior written consent of the other parties hereto; provided, however, that

Purchaser may
assign any or all of its rights and obligations under this Agreement to any of its wholly-owned Subsidiaries without the consent of the other parties hereto but such assignment shall not relieve Purchaser of any of its obligations hereunder.

            Section 9.4  Entire Agreement.  This Agreement (including all

Schedules and Annexes hereto) contains the entire agreement between the parties hereto with respect to the subject matter hereof and supersede all prior agreements and understandings, oral or written, with respect to such matters, except for the Confidentiality Agreement which will remain in full force and effect until the Closing Date, when it shall terminate.

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

Purchaser, Seller, Kodak or their successors or permitted assigns, any rights or remedies under or by reason of this Agreement.

            Section 9.7  Public Disclosure.  Notwithstanding anything

herein to the contrary, each of the parties to this Agreement hereby agrees with the other parties hereto that, except as may be required to comply with the requirements of any applicable Laws or the rules and regulations of each stock exchange upon which the securities of one of the parties is listed and, in each such case, after notice to the other party, no press release or similar public announcement or communication shall ever, whether prior to or subsequent to the Closing, be made or caused to be made concerning the execution or performance of this Agreement unless specifically approved in advance by all parties hereto (such consent not to be unreasonably withheld).

            Section 9.8  Return of Information.  If for any reason

whatsoever the transactions contemplated by this Agreement are not consummated, Purchaser shall promptly destroy or return to Seller all Books and Records furnished by Kodak, Seller, the Business or any of their respective agents, employees, or representatives (including all copies, if any, thereof), and shall not use or disclose the information contained in such Books and Records for any purpose or make such information available to any other entity or person.

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

            SECTION 9.11  GOVERNING LAW; SUBMISSION TO JURISDICTION;

SELECTION OF FORUM.  THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN

ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.  EACH PARTY HERETO

AGREES THAT IT SHALL BRING ANY ACTION OR PROCEEDING IN RESPECT OF ANY CLAIM

ARISING OUT OF OR RELATED TO THIS AGREEMENT OR THE TRANSACTIONS CONTAINED

IN OR CONTEMPLATED BY THIS AGREEMENT, WHETHER IN TORT OR CONTRACT OR AT LAW

OR IN EQUITY, EXCLUSIVELY IN THE UNITED STATES DISTRICT COURT FOR THE

SOUTHERN DISTRICT OF NEW YORK OR THE SUPREME COURT OF THE STATE OF NEW YORK

FOR THE COUNTY OF NEW YORK (THE "CHOSEN COURTS") AND (I) IRREVOCABLY

SUBMITS TO THE EXCLUSIVE JURISDICTION OF THE CHOSEN COURTS, (II) WAIVES ANY

OBJECTION TO LAYING VENUE IN ANY SUCH ACTION OR PROCEEDING IN THE CHOSEN

COURTS, (III) WAIVES ANY OBJECTION THAT THE CHOSEN COURTS ARE AN

INCONVENIENT FORUM OR DO NOT HAVE JURISDICTION

OVER ANY PARTY HERETO AND (IV) AGREES THAT SERVICE OF PROCESS UPON SUCH

PARTY IN ANY SUCH ACTION OR PROCEEDING SHALL BE EFFECTIVE IF NOTICE IS

GIVEN IN ACCORDANCE WITH SECTION 9.1 OF THIS AGREEMENT.  PURCHASER

IRREVOCABLY DESIGNATES SATTERLEE STEPHENS BURKE & BURKE, 230 PARK AVENUE,

NEW YORK, NEW YORK 10169 AS ITS AGENT AND ATTORNEY IN FACT FOR THE

ACCEPTANCE OF SERVICE OF PROCESS AND MAKING AN APPEARANCE ON ITS BEHALF IN

ANY SUCH ACTION OR PROCEEDING AND TAKING ALL SUCH ACTS AS MAY BE NECESSARY

OR APPROPRIATE IN ORDER TO CONFER JURISDICTION OVER IT UPON THE CHOSEN

COURTS, AND PURCHASER STIPULATES THAT SUCH CONSENT AND APPOINTMENT IS

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

            Section 9.14  Severability.  The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof. If any provision of this Agreement, or the application thereof to any person or entity or any circumstance, is invalid or unenforceable, (a) a suitable and equitable provision shall be substituted therefor in order to carry out, so far as may be valid and enforceable, the intent and purpose of such invalid or unenforceable provision, and (b) the remainder of this Agreement and the application of such provision to other persons, entities or circumstances shall not be affected by such invalidity or unenforceability, nor shall such invalidity or unenforceability affect the validity or enforceability of such provision, or the application thereof, in any other jurisdiction.

            IN WITNESS WHEREOF, the parties have executed or caused this

Agreement to be executed as of the date first written above.


                              EASTMAN KODAK COMPANY


                              By:
                                 Name:
                                 Title:


                              L&F PRODUCTS INC.


                              By:
                                 Name:
                                 Title:


                              STERLING WINTHROP INC.


                              By:
                                 Name:

                                 Title:


                              RECKITT & COLMAN PLC


                              By:
                                Name:
                                Title:

                                           Exhibit 10(E)





              Amendment No. 1 to the Asset Purchase Agreement



AMENDMENT NO.1 (this "Amendment"), dated as of October 28, 1994, to the
Asset Purchase Agreement (the "Agreement"), dated as of September 26, 1994, among EASTMAN KODAK COMPANY, a New Jersey corporation, L&F PRODUCTS INC., a Delaware corporation, STERLING WINTHROP INC., a Delaware corporation, and RECKITT & COLMAN PLC, a public limited company incorporated under the laws of England and Wales.

                            W I T N E S S E T H:

            WHEREAS, the parties hereto desire to amend the Agreement; and

            WHEREAS, Section 9.2 of the Agreement permits amendments to the Agreement by written instrument signed by Purchaser, Seller and Kodak;

            NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth herein, the parties hereto agree as follows:


                                 ARTICLE I
                        Amendments to the Agreement

            1.1 Amendments to Article II. Article II of the Agreement is hereby amended as follows:

                  Section 2.5(b) is hereby amended by deleting the word "Sterling" in the second line and substituting the word "Seller" therefor.

            1.2 Amendments to Article V. Article V of the Agreement is hereby amended as follows:

                  Section 5.15 of the Agreement is hereby amended by adding to the end of subsection (i) the phrase "the purchaser of the stock of Sterling pursuant to the Sterling Stock Purchase Agreement or any of its transferees or assigns (including any subsequent purchaser of the stock thereof), and following the consummation of the sale of stock of Sterling pursuant to the Sterling Stock Purchase Agreement, Sterling, L&F Products Philippines, Inc., Sterling Winthrop (NZ) Ltd., Laboratories de Sterling de Venezuela, S.A., Sterling Winthrop K.K., Sterling Winthrop (Australia) Pty. Ltd., Maggioni Winthrop S.p.A., Winthrop A.G., Sterling Health AB, Sterling Health A/S, Sterling Health OY, Laboratories Winthrop BV, or Sterling Winthrop B.V., 225 Holdings Inc., Minwax Company, Mainway Warehouse, Inc., CXQ Limited and 964435 Ontario Inc. or".

                                 ARTICLE II
                               Miscellaneous

            2.1 Definitions. Capitalized terms used in this Amendment and not defined herein shall have the meanings ascribed to them in the Agreement.

            2.2 Entire Agreement; Restatement. The Agreement, as amended by this Amendment, is hereinafter referred to as the "Agreement", and the parties hereto hereby agree that the Agreement may be restated to reflect the amendments provided for in this Amendment.

            2.3 Governing Law. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

            2.4 Counterparts. This Amendment may be executed in counterparts, each of which shall be an original and all of which shall together constitute one and the same instrument.

                  IN WITNESS WHEREOF, the parties hereto have executed or caused this Amendment to be executed as of the date first written above.

                                          EASTMAN KODAK COMPANY


                                          By:
                                             Name:
                                            Title:

                                          L&F PRODUCTS INC.


                                          By:
                                             Name:
                                             Title:

                                          RECKITT & COLMAN PLC


                                          By:
                                             Name:
                                             Title:

                                                            Conforming Copy


                                                            Exhibit 10(F)











                          ASSET PURCHASE AGREEMENT

                                   among

                           EASTMAN KODAK COMPANY

                                    and

                             L&F PRODUCTS INC.


                                    and

                           STERLING WINTHROP INC.

                                    and

                           MTF ACQUISITION CORP.



                        Dated as of October 13, 1994

                             TABLE OF CONTENTS

                                                                       Page

                                 ARTICLE I
                           DEFINITIONS AND TERMS

      Section 1.1       Specific Definitions  . . . . . . . . . . . . . 420
      Section 1.2       Other Terms . . . . . . . . . . . . . . . . . . 429
      Section 1.3       Other Definitional Provisions . . . . . . . . . 430

                                 ARTICLE II
                     PURCHASE AND SALE OF THE BUSINESS

      Section 2.1       Purchase and Sale of Assets . . . . . . . . . . 430
      Section 2.2       Excluded Assets . . . . . . . . . . . . . . . . 432
      Section 2.3       Assumption of Liabilities . . . . . . . . . . . 434
      Section 2.4       Excluded Liabilities  . . . . . . . . . . . . . 437
      Section 2.5       Purchase Price  . . . . . . . . . . . . . . . . 439
      Section 2.6       Business Post-Closing Adjustments . . . . . . . 439
      Section 2.7       Closing . . . . . . . . . . . . . . . . . . . . 444
      Section 2.8       Deliveries by Purchaser . . . . . . . . . . . . 446
      Section 2.9       Deliveries by Seller and Kodak  . . . . . . . . 447
      Section 2.10      Removal of Seller's Other
                          Businesses from the Transferred
                          Subsidiary  . . . . . . . . . . . . . . . . . 448

                                ARTICLE III
             REPRESENTATIONS AND WARRANTIES OF SELLER AND KODAK

      Section 3.1       Organization and Qualification  . . . . . . . . 449
      Section 3.2       Subsidiaries  . . . . . . . . . . . . . . . . . 449
      Section 3.3       Corporate Authorization . . . . . . . . . . . . 450
      Section 3.4       Consents and Approvals  . . . . . . . . . . . . 451
      Section 3.5       Non-Contravention . . . . . . . . . . . . . . . 452
      Section 3.6       Binding Effect  . . . . . . . . . . . . . . . . 453
      Section 3.7       Financial Statements  . . . . . . . . . . . . . 454
      Section 3.8       Litigation and Claims . . . . . . . . . . . . . 454
      Section 3.9       Taxes . . . . . . . . . . . . . . . . . . . . . 455
      Section 3.10      Employee Benefits . . . . . . . . . . . . . . . 457
      Section 3.11      Compliance with Laws  . . . . . . . . . . . . . 460
      Section 3.12      Environmental Matters . . . . . . . . . . . . . 460
      Section 3.13      Intellectual Property . . . . . . . . . . . . . 462
      Section 3.14      Collective Bargaining Agreements  . . . . . . . 463
      Section 3.15      Commitments . . . . . . . . . . . . . . . . . . 464
      Section 3.16      Title to Property . . . . . . . . . . . . . . . 465
      Section 3.17      Finders' Fees . . . . . . . . . . . . . . . . . 466
      Section 3.18      Absence of Change . . . . . . . . . . . . . . . 467
      Section 3.19      Insurance . . . . . . . . . . . . . . . . . . . 467
      Section 3.20      Products  . . . . . . . . . . . . . . . . . . . 468

      Section 3.21      Undisclosed Liabilities . . . . . . . . . . . . 468
      Section 3.22      No Other Representations or
                          Warranties  . . . . . . . . . . . . . . . . . 469

                                 ARTICLE IV
                REPRESENTATIONS AND WARRANTIES OF PURCHASER

      Section 4.1       Organization and Qualification  . . . . . . . . 469
      Section 4.2       Corporate Authorization . . . . . . . . . . . . 470
      Section 4.3       Consents and Approvals  . . . . . . . . . . . . 470
      Section 4.4       Non-Contravention . . . . . . . . . . . . . . . 471
      Section 4.5       Binding Effect  . . . . . . . . . . . . . . . . 472
      Section 4.6       Finders' Fees . . . . . . . . . . . . . . . . . 472
      Section 4.7       Financial Capability  . . . . . . . . . . . . . 472
      Section 4.8       No Other Representations or
                          Warranties  . . . . . . . . . . . . . . . . . 472

                                 ARTICLE V
                                 COVENANTS
      Section 5.1       Access  . . . . . . . . . . . . . . . . . . . . 473
      Section 5.2       Conduct of Business and Seller's
                          Other Businesses  . . . . . . . . . . . . . . 473
      Section 5.3       Reasonable Efforts; Good Faith  . . . . . . . . 476
      Section 5.4       Tax Matters . . . . . . . . . . . . . . . . . . 477
      Section 5.5       Post-Closing Obligations of the
                          Business to Certain Employees . . . . . . . . 489
      Section 5.6       Compliance with WARN, etc.  . . . . . . . . . . 501
      Section 5.7       Further Assurances  . . . . . . . . . . . . . . 501
      Section 5.8       Use of Corporate Names  . . . . . . . . . . . . 501
      Section 5.9       Transition Services . . . . . . . . . . . . . . 502
      Section 5.10      Supply Agreement  . . . . . . . . . . . . . . . 504
      Section 5.11      Software License Agreement  . . . . . . . . . . 505
      Section 5.12      Insurance . . . . . . . . . . . . . . . . . . . 506
      Section 5.13      Acquisition of Rights to
                          Confidentiality   . . . . . . . . . . . . . . 509
      Section 5.14      No Shopping . . . . . . . . . . . . . . . . . . 509
      Section 5.15      Certain Litigation and Related
                          Matters   . . . . . . . . . . . . . . . . . . 510
      Section 5.16  Purchaser's Access  . . . . . . . . . . . . . . . . 512

                                 ARTICLE VI
                           CONDITIONS TO CLOSING

      Section 6.1       Conditions to the Obligations of
                          Purchaser and Seller  . . . . . . . . . . . . 512
      Section 6.2       Conditions to the Obligations of
                          Purchaser   . . . . . . . . . . . . . . . . . 513

      Section 6.3       Conditions to the Obligations of
                          Kodak and Seller  . . . . . . . . . . . . . . 514

                                ARTICLE VII
                         SURVIVAL; INDEMNIFICATION

      Section 7.1       Survival  . . . . . . . . . . . . . . . . . . . 515
      Section 7.2       Indemnification by Purchaser  . . . . . . . . . 517
      Section 7.3       Indemnification by Seller, Sterling
                          and Kodak   . . . . . . . . . . . . . . . . . 518
      Section 7.4       Indemnification Procedures  . . . . . . . . . . 521
      Section 7.5       Characterization of Indemnification
                          Payments  . . . . . . . . . . . . . . . . . . 523
      Section 7.6       Computation of Losses Subject to
                          Indemnification   . . . . . . . . . . . . . . 524

                                ARTICLE VIII
                                TERMINATION

      Section 8.1       Termination . . . . . . . . . . . . . . . . . . 524
      Section 8.2       Effect of Termination . . . . . . . . . . . . . 525

                                 ARTICLE IX
                               MISCELLANEOUS

      Section 9.1       Notices . . . . . . . . . . . . . . . . . . . . 526
      Section 9.2       Amendment; Waiver . . . . . . . . . . . . . . . 527
      Section 9.3       Assignment  . . . . . . . . . . . . . . . . . . 528
      Section 9.4       Entire Agreement  . . . . . . . . . . . . . . . 528
      Section 9.5       Fulfillment of Obligations  . . . . . . . . . . 528
      Section 9.6       Parties in Interest . . . . . . . . . . . . . . 528
      Section 9.7       Public Disclosure . . . . . . . . . . . . . . . 529
      Section 9.8       Return of Information . . . . . . . . . . . . . 529
      Section 9.9       Expenses  . . . . . . . . . . . . . . . . . . . 530
      Section 9.10      Schedules . . . . . . . . . . . . . . . . . . . 530
      SECTION 9.11      GOVERNING LAW; SUBMISSION TO
                          JURISDICTION; SELECTION OF FORUM  . . . . . . 530
      Section 9.12      Counterparts  . . . . . . . . . . . . . . . . . 531
      Section 9.13      Headings  . . . . . . . . . . . . . . . . . . . 531
      Section 9.14      Severability  . . . . . . . . . . . . . . . . . 531

SCHEDULES AND EXHIBITS


ANNEXES

Annex 6.2(c)            - Opinions of Seller's Counsel
Annex 6.3(c)            - Opinions of Purchaser's Counsel

                             List of Schedules

Schedule 1.1(a)         - Applicable Employees
Schedule 1.1(b)         - Former Employees Schedule 1.1(c)
- - - Certain Individuals Employed by Kodak Schedule 1.1(d)         -
Certain Individuals Employed by Purchaser Schedule 1.1(e)         -
Certain Individuals Employed by Seller Schedule
1.1(f)         - L&F Restructuring Notes Schedule 1.1(g)
- - - Leased Real Property Schedule 1.1(h)         -
Owned Real Property Schedule 2.2(c)         -
Excluded Litigation Schedule 2.2(i)         - Certain Fixtures
and Equipment Schedule 2.3(f)         - Certain Products
Schedule 2.6(b)         - Closing Balance Sheet Basis of
                          Presentation
Schedule 3.1(a)         - Exceptions to Qualification and Good
                             Standing Warranty
Schedule 3.2(a)(i)      - Subsidiaries
Schedule 3.2(a)(ii)     - Exceptions to Qualification and Good
                             Standing Warranty-Subsidiaries
Schedule 3.2(b)         - Exceptions to Stock Ownership
Warranty Schedule 3.4            - Consents and
Approvals Schedule 3.5            -
Non-Contravention Schedule 3.7(a)(i)      -
Financial Statements Schedule 3.7(a)(ii)     - Basis of
Presentation and Exceptions
                             to GAAP
Schedule 3.8(a)         - Litigation and Claims
Schedule 3.8(b)         - Orders and Consent Agreements
Schedule 3.9            - Taxes
Schedule 3.10(a)        - Employee Benefit Plans
Schedule 3.10(b)        - Benefit Plan Litigation
Schedule 3.10(e)        - Retiree Benefits Schedule 3.10(f)
- - - Unfunded Liabilities with Respect
                             to non-U.S. Employees
Schedule 3.11           - Exceptions to Compliance with Laws
                             Warranty
Schedule 3.12           - Environmental Matters
Schedule 3.13(a)        - Intellectual Property (See Appendix)
Schedules 3.13(b)(i)    - Exclusive License Agreements and
                             Restrictions of Use Concerning
                             Trademarks Listed in 3.13(b)(ii)
Schedule 3.13(b)(ii)    - Encumbrances on selected DIY Trademarks
Schedule 3.14           - Collective Bargaining Agreements--U.S.
Schedule 3.15(i)        - Commitments
Schedule 3.15(ii)       - Certain Commitments
Schedule 3.15(iii)      - Commitments in Default
Schedule 3.16(a)        - Necessary Property
Schedule 3.16(b)        - Encumbrances
Schedule 3.16(c)        - Certain Structural Defects

Schedule 3.18           - Certain Exceptions to Absence of
                             Change
Schedule 3.19(a)        - Insurance Schedule
3.19(b)(ii)    - Claims Against Insurance Schedule
3.20           - Product Liabilities Schedule 3.21
- - - Undisclosed Liabilities Schedule 4.1            -
Organization and Qualification Schedule 4.3
- - - Consents and Approvals Schedule 4.4
- - - Non-Contravention Schedule 5.10           - Agreements to be
Maintained After the
                             Closing
Schedule 7.3            - Certain Litigation

Appendix 3.13(a)

            ASSET PURCHASE AGREEMENT, dated as of October 13, 1994, among

EASTMAN KODAK COMPANY, a New Jersey corporation ("Kodak"), L&F PRODUCTS

INC., a Delaware corporation ("Seller"), STERLING WINTHROP INC., a Delaware corporation ("Sterling") and MTF ACQUISITION CORP., a Delaware corporation

("Purchaser").


                            W I T N E S S E T H:

            WHEREAS, Seller, a wholly-owned direct subsidiary of Kodak, and certain of its foreign subsidiaries, are the successors to the Do-It-

Yourself ("DIY") products businesses formerly conducted through the L&F

Products Division ("L&F") of Sterling, a wholly-owned indirect subsidiary of Kodak; and

            WHEREAS, the DIY products businesses conducted through Seller and such foreign subsidiaries of Seller are the businesses formerly conducted by Sterling's subsidiaries Minwax Company Inc., Thompson & Formby

Inc., L&F Products (UK) Limited and L&F Products Ireland Limited, as well as the DIY businesses conducted by L&F and L&F Canada Inc., (including the manufacturing, marketing, sales, distribution, support operations and research and development activities related to the above-described businesses and all inventories and other assets of such businesses) (the

"Business"); and

            WHEREAS, the parties hereto desire that Seller sell, transfer and assign to Purchaser, or cause to be sold, transferred and assigned to

Purchaser, and Purchaser purchase and assume from Seller or the transferor thereof, the assets and
liabilities of the Business, all as more specifically provided herein;

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

"Accounts Payable to Kodak" shall mean all U.S. Intercompany Accounts
      Payable that are outstanding at any time prior to the Closing to (x) Kodak or (y) a U.S. Affiliate of Kodak that is not a Subsidiary.

"Accounts Receivable from Kodak" shall mean all U.S. Intercompany Accounts
      Receivable that are outstanding at any time prior to the Closing from
      (x) Kodak or (y) a U.S. Affiliate of Kodak that is not a Subsidiary.

"Adjusted Closing Balance Sheet" shall have the meaning set forth in
      Section 2.6(c).

"Affiliates" shall mean, with respect to any Person, any Persons directly or indirectly controlling, controlled by, or under common control with, such other Person as of the date on which, or at any time during the period for which, the determination of affiliation is being made; provided, however, that with respect to Sterling, "Affiliate" shall be deemed to exclude any Person that is not also an Affiliate of Seller or Kodak.

"Agreement" shall mean this Agreement, as the same may be amended or supplemented from time to time in accordance with the terms hereof.

"Ancillary Agreements" shall mean the Transition Services Agreement, the
      Supply Agreement and the Software License Agreement.

"Applicable Employees" shall have the meaning set forth in Section 5.5(b).
      A list of the Applicable Employees as of the date of this Agreement is set forth in Schedule 1.1(a).

"Assumed Liabilities" shall have the meaning set forth in Section 2.3.

"Balance Sheet", which is included in Schedule 3.7(a)(i) hereto, shall mean the unaudited pro forma balance sheet of the Business at December 31, 1993.

"Benefit Plans" shall have the meaning set forth in Section 3.10(a).

"Books and Records" shall mean originals or copies of all books, ledgers, files, reports, plans and operating records of, or maintained by, the Business, as the case may be, except to the extent included in or related to any Excluded Assets.

"Business" shall have the meaning set forth in the recitals of this Agreement.

"Business Day" shall mean any day other than a Saturday, a Sunday or a day on which banks in New York City are authorized or obligated by law or executive order to close.

"Chosen Courts" shall have the meaning set forth in Section 9.11.

"Claim Notice" shall have the meaning set forth in Section 7.4.

"Closing" shall mean the closing of the transactions contemplated by this Agreement.

"Closing Balance Sheet" shall have the meaning set forth in Section 2.6(b).

"Closing Date" shall have the meaning set forth in Section 2.7(a).

"Code" shall mean the Internal Revenue Code of 1986, as amended.

"Commitments" shall mean all agreements, contracts, leases, purchase orders, arrangements, commitments and licenses that relate to the Business or to which the Transferred Assets are subject.

"Competition Laws" shall mean statutes, rules, regulations, orders, decrees, administrative and judicial doctrines, and other laws that are designed or intended to prohibit, restrict or regulate actions having the purpose or effect of monopolization or restraint of trade.

"Confidentiality Agreement" shall mean the Agreement, dated August 19, 1994 between Purchaser and Kodak.

"Consideration" shall have the meaning set forth in Section 5.4(e).

"Continuation Coverage" shall have the meaning set forth in Section 5.5(d).

"Contracts" shall mean all agreements, contracts, leases, purchase orders, arrangements, commitments and licenses that are Related to the Business or to which the Transferred Assets are subject, except to the extent included in the Excluded Assets.

"CPA Firm" shall have the meaning set forth in Section 2.6(c).

"Current Assets" shall mean all current assets of the Business other than
      (i) Accounts Receivable from Kodak and (ii) the L&F Restructuring
      Notes.

"Current Liabilities" shall mean all current liabilities of the Business other than (i) short-term indebtedness for money borrowed, (ii) Accounts Payable to Kodak, (iii) accrued and unpaid U.S. Federal, state and local income Taxes with respect to the taxable periods, or portions thereof, ending on or before the Closing Date and (iv) the L&F Restructuring Notes.

"DIY" shall have the meaning set forth in the recitals to this Agreement.

"Due Date" shall mean, with respect to a Tax Return, the date on which such Tax Return is due to be filed (taking into account all applicable extensions).

"Employees" shall mean (i) all current employees of Seller or any Affiliate who are dedicated to the Business and who are set forth on Schedule 1.1(a) and (ii) all former such employees retired from the Business or with respect to whom Seller or any Affiliates has any liability derived from the Business and who are listed on Schedule 1.1(b).

"Encumbrances" shall mean liens, charges, encumbrances, security interests, options, or any other restrictions or third party rights.

"Environmental Law" shall mean any applicable federal, state, local or foreign law, statute, ordinance, rule, regulation, code, order, judgment, decree or injunction (other than Laws relating to Taxes) relating to (x) the protection of the environment (including, without limitation, air, water vapor, surface water, groundwater, drinking water supply, surface or subsurface land), (y) occupational safety and health to the extent it relates to exposure to Hazardous Substances, or (z) the exposure to, or the use, storage, recycling, treatment, generation, transportation, processing, handling, labelling, protection, release or disposal of, Hazardous Substances.

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

"ERISA Affiliate" shall have the meaning set forth in Section 3.10(c).

"Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

"Excluded Assets" shall have the meaning set forth in Section 2.2.

"Excluded Liabilities" shall have the meaning set forth in Section 2.4.

"Excluded Marks" shall have the meaning set forth in Section 2.2(l).

"FIFRA" shall mean the Federal Insecticide, Fungicide and Rodenticide Act, as amended.

"Financial Statements" shall have the meaning set forth in Section 3.7(a).

"Fixtures and Equipment" shall mean all Tangible Property Related to the Business, except to the extent included in the Excluded Assets.

"GAAP" shall mean United States generally accepted accounting principles.

"Governmental Authorizations" shall mean all licenses, permits, certificates and other authorizations and approvals required to carry on the Business as currently conducted under applicable Laws.

"Governmental Entity" shall mean any supernational, national, federal, state or local judicial, legislative, executive or regulatory authority.

"Hazardous Substances" shall mean any hazardous substances within the meaning of 101(14) of CERCLA, 42 U.S.C. sec. 9601(14), or any pollutant but including petroleum or any fractions thereof.

"HSR Act" shall mean the Hart-Scott-Rodino Antitrust Improvements Act of
      1976, as amended.

"Indemnified Parties" shall have the meaning set forth in Section 7.3(a).

"Indemnifying Party" shall have the meaning set forth in Section 7.4.

"Intellectual Property" shall mean the intellectual property rights Related to the Business including: trademarks, service marks, brand names, certification marks, trade dress, assumed names, trade names and other indications of origin, the goodwill associated with the foregoing and registrations in any jurisdiction of, and applications in any jurisdiction to register, the foregoing, including any extension, modification or renewal of any such registration or application; inventions, discoveries and ideas, whether patentable or not in any jurisdiction; patents, applications for patents (including, without limitation, divisions, continuations, continua-tions in-part and renewal applications), and any renewals, extensions or reissues thereof, in any jurisdiction; computer software (including software, data and related documentation); non-public information, trade secrets, know-how (including, without limitation, research and development, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings and specifications) and confidential information and rights in any jurisdiction to limit the use or disclosure thereof by any Person; writings and other works, whether copyrightable or not in any jurisdiction; registrations or applications for registration of copyrights in any jurisdiction, and any renewals or extensions thereof; any similar intellectual property or proprietary rights; and any claims or causes of action arising out of or related to any infringement or misappropriation of any of the foregoing.

"Inventory" shall mean all inventory held for resale and all raw materials, work in process, finished products, wrapping, supply and packaging items Related to the Business, except to the extent included in the Excluded Assets.

"Investment Canada Act" shall mean the Investment Canada Act, R.S.C. ch. 20
      (1985), as amended.

"Knowledge of Kodak" or any similar phrase means the actual knowledge of the individuals listed in Schedule 1.1(c).

"Knowledge of Purchaser" or any similar phrase means the actual knowledge of any of the individuals listed in Schedule 1.1(d).

"Knowledge of Seller" or any similar phrase means the actual knowledge of the individuals listed on Schedule 1.1(e).

"Kodak" shall have the meaning set forth in the recitals.

"Kodak Transferred Assets" shall mean Transferred Assets that are on the date hereof or will be, immediately prior to the Closing, owned directly or indirectly by Kodak or subsidiaries of Kodak other than Seller or the Subsidiaries.

"L&F Restructuring" shall mean the contemplated transfer of the Business from Sterling and Sterling's DIY Subsidiaries to Seller and its subsidiaries in accordance with the terms of the Stock Purchase Agreement, dated as of August 28, 1994 (the "Sterling Stock Purchase Agreement"), among Kodak, 343 Holding Corporation, a Delaware corporation and wholly-owned direct subsidiary of Kodak, and Smithkline Beecham, plc, an English corporation, pursuant to which Kodak has agreed to sell the stock of Sterling to Smithkline Beecham plc;

"L&F Restructuring Notes" shall mean those promissory notes entered into by the Subsidiaries in connection with the L&F Restructuring, as set forth in Schedule 1.1(f).

"Laws" shall include any federal, state, foreign or local law, statute, ordinance, rule, regulation, order, judgment or decree.

"Leased Real Property" shall mean all real property leased on the date hereof by Seller or any of its Affiliates as lessee, including any buildings, structures and improvements thereon or appurtenances thereto, Related to the Business. Schedule 1.1(g) sets forth a list of the Leased Real Property as of the date hereof.

"Losses" shall have the meaning set forth in Section 7.2(a).

"Material Adverse Change" shall mean a change that has a Material
Adverse
      Effect.

"Material Adverse Effect" shall mean an effect that is materially adverse to the value of the Transferred Assets taken as a whole or materially adverse to the business, financial condition or results of operations of the Business taken as a whole.

"Nonmedical Leave" shall mean maternity or paternity leave, leave under the Family and Medical Leave Act of 1993, educational leave, military leave with veteran's reemployment rights under federal law, or approved personal leave (unless any of such is determined to be a medical leave).

"Notice Period" shall have the meaning set forth in Section 7.4.

"Owned Real Property" shall mean all real property beneficially owned by Seller or any of its Affiliates, including any buildings, structures and improvements thereon or appurtenances thereto, Related to the Business. Schedule 1.1(h) sets forth a list of the Owned Real Property as of the date hereof.

"Pension Plan" shall have the meaning set forth in Section 3.10(b).

"Permitted Encumbrances" shall have the meaning set forth in Section
      3.16(b).

"Person" shall mean an individual, a corporation, a partnership, an association, a trust or other entity or organization or a government or any agency or political subdivision thereof.

"Plans" shall have the meaning set forth in Section 3.10(b).

"Purchase Price" shall have the meaning set forth in Section 2.5.

"Purchaser" shall have the meaning set forth in the recitals.

"Purchaser Indemnified Parties" shall have the meaning set forth in Section
      7.3(a).

"Purchaser's Objection" shall have the meaning set forth in Section 2.6(c).

"Purchaser Subsidiary" shall mean the corporations and other entities 50% or more of the equity interests in which are beneficially owned by the Purchaser.

"Recipient" shall have the meaning set forth in Section 5.4(d).

"Related to" shall mean primarily related to, or used or held for use primarily in connection with.

"Related to the Business" shall mean primarily related to, or used or held for use primarily in connection with, the Business prior to the Closing.

"Remedial Action" means all actions, including, without limitation, any capital expenditures, required under any applicable Environmental Law
      (i) to clean up, remove, treat, or in any other way address any Hazardous Substance to the extent required by all applicable Environmental Laws; (ii) to prevent the release or discharge or threat of release or discharge of any Hazardous Substance to the extent required by applicable Environmental Laws; (iii) to perform pre-remedial studies and investigations or post-remedial monitoring and care to the extent required by applicable Environmental Laws; or
      (iv) otherwise to bring any property and the facilities located and operations conducted thereon into compliance with all applicable Environmental Laws.

"Required Approvals" shall mean all consents, approvals, waivers and authorizations required to be obtained, and all notices and filings required to be given or made by any party hereto or its Affiliates in connection with the execution, delivery and performance of this Agreement and the Ancillary Agreements (including the consents, approvals, waivers, authorizations, notices and filings referred to in Sections 3.4 and 4.3 and Schedules 3.4 and 4.3), other than any such consent, approvals, waivers, authorizations, notices or filings which, if not obtained or made, would not, individually or in the aggregate, have a Material Adverse Effect, affect Purchaser's ability to conduct the Business after the Closing substantially as heretofore conducted in a manner that is material and adverse to the Purchaser, or materially impair or delay the ability of Seller, Kodak and Sterling, on the one hand, or Purchaser on the other hand, as the case may be, to effect the Closing.

"Retirement Plan Employees" shall have the meaning set forth in Section
      5.5(d).

"Savings Plan Employees" shall have the meaning set forth in Section
      5.5(c).

"Selected Marks" shall have the meaning set forth in Section 3.13(a).

"Seller" shall have the meaning set forth in the recitals.

"Seller Indemnified Parties" shall have the meaning set forth in Section
      7.2.

"Seller Retirement Plans" shall have the meaning set forth in Section
      5.5(d).

"Seller Savings Plans" shall have the meaning set forth in Section 5.5(c).

"Seller Transferred Assets" shall mean Transferred Assets that are beneficially owned directly or indirectly by Seller.

"Seller's Other Businesses" shall have the meaning set forth in Section
      2.2(a).

"Software License Agreement" shall have the meaning set forth in Section
      5.11.

"Sterling's DIY Subsidiaries" shall mean the following entities, each of which conducted a portion of the Business prior to the L&F
      Restructuring: Minwax Company Inc., a New Jersey corporation, Thompson & Formby Inc., a Florida corporation, L&F Products (UK) Limited, a corporation organized under the laws of England and L&F Canada Inc., an Ontario corporation.

"Sterling Stock Purchase Agreement" shall have the meaning set forth under the definition of "L&F Restructuring".

"Subsidiaries" shall mean the corporations and other entities (other than Seller) engaged in the Business any of the equity interests in which are beneficially owned directly or indirectly by Kodak, as set forth in Schedule 3.2(a)(i).

"Supply Agreement" shall have the meaning set forth in Section 5.10.

"Tangible Property" shall mean all furniture, fixtures, furnishings, machinery, vehicles, equipment and other tangible personal property.

"Tax Audit" shall have the meaning set forth in Section 5.4(d).

"Tax Item" shall mean, with respect to Taxes, any item of income, gain, deduction, loss or credit or any other tax attribute.

"Tax Package" shall have the meaning set forth in Section 5.4(c)(i).

"Tax Returns" shall mean all reports and returns required to be filed with respect to Taxes.

"Taxes" shall mean all federal, state, local or foreign taxes, including but not limited to income, gross receipts, windfall profits, value added, severance, property, production, sales, use, license, excise, franchise, employment, withholding or similar taxes, together with any interest, additions or penalties with respect thereto and any interest in respect of such additions or penalties.

"Transfer Taxes" shall have the meaning set forth in Section 5.4(g).

"Transferee Pension Plans" shall have the meaning set forth in Section
      5.5(d).

"Transferee Savings Plans" shall have the meaning set forth in Section
      5.5(c).

"Transferred Assets" shall have the meaning set forth in Section 2.1.

"Transferred Subsidiary" shall mean L&F Products (Ireland) Limited.

"Transition Services Agreement" shall have the meaning set forth in Section
      5.9.

"U.S. Antitrust Laws" shall mean and include the Sherman Act, as amended, the Clayton Act, as amended, the HSR Act, the Federal Trade
      Commission Act, as amended, and all other United States federal or state Competition Laws.

"U.S. Intercompany Accounts Payable" shall mean accounts payable of the Business that arise out of the portions of the Business conducted in the United States.

"U.S. Intercompany Accounts Receivable" shall mean accounts receivable of the Business that arise out of the portions of the Business conducted in the United States.

"WARN" shall mean the Worker Adjustment and Retraining Notification Act.

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



                                 ARTICLE II

                     PURCHASE AND SALE OF THE BUSINESS

            Section 2.1  Purchase and Sale of Assets.  On the terms and subject to the conditions set forth herein, at the Closing, Seller agrees to sell, convey, transfer, assign and deliver to Purchaser, or cause an

Affiliate of Seller to sell, convey, transfer, assign and deliver to

Purchaser, and Purchaser agrees to purchase from Seller or such Affiliate of Seller, as the case may be, all direct or indirect right, title and interest of Seller or such Affiliate of Seller, as the case may be, in and to the assets Related to the Business, whether tangible or intangible, real or personal, except for the Excluded Assets (the "Transferred Assets"),

including in each case without limitation (other than as specifically limited by (a) through (k) of this Section 2.1), all of the direct and indirect right, title and
interest of the Seller or any Affiliate of Seller, as the case may be, in the following:

            (a)  The Owned Real Property and Leased Real Property and no

      other real property;

            (b)  The Fixtures and Equipment, including without limitation the Tangible Property located on the Owned Real Property and the

      Leased Real Property;

            (c)  All Current Assets as of the Closing Date;

            (d)  The Intellectual Property, including the items listed on

      Schedules 3.13(a);

            (e)  The Contracts;

            (f)  Subject to the provisions of Section 5.12, all insurance policies owned by the Seller, Kodak or an Affiliate that relate primarily to an Assumed Liability or are Related to the Business,

      provided, in each case, that such policies are assignable and remain in effect following the Closing, and all rights and claims under any insurance policy of Kodak or any Affiliate to the extent they relate to an Assumed Liability, Transferred Assets or the Business;

            (g)  All of the stock of the Transferred Subsidiary;

            (h)  All Books and Records of, or maintained by, the Business,

      including, without limitation, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals;

            (i)  All prepaid Taxes to the extent such Taxes would, if not prepaid, be Assumed Liabilities;

            (j)  Subject to Section 5.4(i), all refunds of Taxes to the extent such Taxes are, or if not paid would be, Assumed Liabilities;

      and

            (k)   All goodwill associated with or attributable to the

      Business.

            If the capital stock or assets of any Affiliate of Seller,

including without limitation, Sterling, is sold or otherwise disposed of prior to the Closing, Kodak shall cause, or shall have made provision for,

such entity to transfer to Seller, prior to such sale or disposition, any asset of such entity which constitutes a Transferred Asset.

            Section 2.2  Excluded Assets.  Notwithstanding anything herein to the contrary, from and after the Closing, Seller or Kodak, as the case may be, shall retain all of its direct and indirect right, title and interest in and to, and there shall be excluded from the sale, conveyance,

assignment, transfer or delivery to Purchaser hereunder, and the

Transferred Assets shall not include, the following (collectively, the

"Excluded Assets"):

           (a)   The consumer and professional products business conducted,

      or formerly conducted, by the Household Products Division, the

      National Laboratories Division of Sterling and the Personal Products

      Division of Sterling or Seller in the United States, and Schulke &

      Mayr GmbH, L&F Canada, Inc., L&F Products (UK) Limited and such other current or former
direct or indirect foreign subsidiaries of Seller, Sterling or Kodak, to the extent such subsidiaries are, or were, engaged in consumer and professional products businesses ("Seller's Other Businesses");

           (b)   Subject to the provisions of Section 5.12, Seller's rights under all insurance policies, including insurance policies in respect of directors and officers who are Applicable Employees and to all claims against insurance carriers (other than any insurance policies and any rights and claims referred to in Section 2.1(f));

           (c)   Subject to the provisions of Section 5.12, Seller's rights in connection with and any recovery arising from the proceedings set forth in Schedule 2.2(c);

           (d)   All Accounts Receivable from Kodak;

           (e)   All prepaid Taxes to the extent such Taxes are, or if not

      prepaid would be, Excluded Liabilities;

           (f)   All refunds of Taxes to the extent such Taxes are, or if

      not paid, would be, Excluded Liabilities;

           (g)   All Tax Returns of Seller, Sterling or Kodak;

           (h)   All real property or interests in real property other than the Owned Real Property and the Leased Real Property;

           (i)   The Fixtures and Equipment listed in Schedule 2.2(i);

           (j)   All Books and Records which Seller or Kodak is required by law to retain, so long as copies of such Books and Records are included in the Transferred Assets;

           (k)   All rights to the names "Eastman" and "Kodak";

           (l)   Subject to the provisions of Section 5.8, all rights to

      the names "Sterling", "Winthrop", "Valmont", "L&F", and "Lehn &

      Fink", and to the Sterling "ankh" symbol (such names and symbol, the

      "Excluded Marks");

           (m)   All rights of Seller or any Affiliate of Seller that has

      any direct or indirect interest in the name "Kodan" to commence interferences, litigations or administrative proceedings to restrict the use of the "Kodan" name by Kodak or any Affiliate of Kodak;

           (n)   the L&F Restructuring Notes; and

           (o)   the stock of any Subsidiary other than the Transferred

      Subsidiary.

            Section 2.3  Assumption of Liabilities.  On the terms and

subject to the conditions set forth herein, at the Closing, Purchaser agrees to assume and discharge or perform when due, all debts, liabilities,

or obligations whatsoever, of Seller, Kodak, Sterling or any of their

Affiliates, other than Excluded Liabilities, that (but only to the extent that they) arise out of or relate to the Business or the Transferred

Assets, whether arising before or after the Closing and whether known or unknown, fixed or contingent (the "Assumed Liabilities"), including,

without limitation (other than as specifically limited by the provisions of clauses (a) through (f) below or by Section 2.4 hereof), the following:

            (a)   The Contracts, including all licenses from third parties

      (including Kodak and any Affiliate of Kodak that is not a Subsidiary)

      assigned or otherwise transferred to Purchaser;

            (b)   All Current Liabilities as of the Closing Date;

            (c)   All liabilities with respect to all actions, suits,

      proceedings, disputes, claims or investigations that (but only to the extent that they) arise out of or relate to the Business or the

      Transferred Assets (other than to the extent arising out of or relating to any Excluded Assets or Excluded Liabilities), at law, in

      equity or otherwise, including but not limited to liability for any damage arising out of or relating to, and for any obligation to undertake, any Remedial Action of the Owned Real Property and Leased

      Real Property but no other real property;

            (d)   Subject to Section 5.4(g), all liabilities for Taxes with

      respect to the taxable periods, or portions thereof, ending on or before the Closing Date but only for the amount of such Taxes that are reflected as Current Liabilities on the Adjusted Closing Balance

      Sheet;

            (e)(1)  All employee benefit, compensation and severance

      liabilities associated with all Employees, except (i) liabilities under plans maintained by Kodak or any of its Affiliates providing benefits relating to securities of

      Kodak, (ii) to the extent provided in Sections 5.5(e), (f), and (g) or elsewhere in this Agreement and (iii) any liabilities or obligations associated with any Employee whose employment is terminated or deemed terminated pursuant to any contract, by operation of law or otherwise as a result of the consummation of the transactions contemplated by this

      Agreement or the transactions relating to the disposition of Seller's

      Other Businesses; provided, however, that this clause (iii) shall not apply to liabilities or obligations for severance pay and benefits that become payable as a result of the Purchaser's failure to comply with the provisions set forth in Section 5.5(a), (2) all liabilities under collective bargaining agreements with respect to all such Employees and

      (3) all liabilities with respect to any HH Employee (as defined in

      Section 5.5(i)) to the extent provided in Section 5.5(i); and

            (f)   All responsibility for product liability claims relating

      to the products listed in Schedule 2.3(f), provided that the article which is the subject of the claim was sold by the Purchaser after the

      Closing Date.

            Nothing in this Section 2.3 shall affect, limit or impair

Purchaser's right to indemnification for the breach by Seller or Kodak of any of its representations, warranties or covenants contained herein, to the extent provided in, for the time period, if any, set forth in, and otherwise subject to the terms of, Sections 7.1 and 7.3.

            Section 2.4  Excluded Liabilities.  Notwithstanding any other provision of this Agreement, the liabilities and obligations of Seller,

Kodak, Sterling or any of their Affiliates which are not to be assumed by

Purchaser hereunder (the "Excluded Liabilities") are the following:

            (a)  All liabilities arising out of or relating to the Excluded

      Assets;

            (b)  Subject to Section 5.4(g), (i) all liabilities for Taxes imposed with respect to the taxable periods, or portions thereof,

      ending on or before the Closing Date, except for the amount of such

      Taxes that are reflected as Current Liabilities on the Adjusted

      Closing Balance Sheet; (ii) all liabilities for Taxes resulting from,

      relating to or arising out of the L&F Restructuring, transfers of

      Excluded Assets, or any transfers (including transfers of cash) among

      Seller and its Affiliates in settlement of intercompany accounts or otherwise in connection with the transactions contemplated by this

      Agreement; and (iii) any income or gains Taxes arising from the sale of the Transferred Assets pursuant to this Agreement.

            (c)  All indebtedness for money borrowed and all Accounts

      Payable to Kodak;

            (d)   All Current Liabilities as of the Closing Date, but only

      to the extent that (i) such liabilities are not reflected on the

      Adjusted Closing Balance Sheet and (ii) a greater adjustment payment pursuant to Section 2.6 would
      have been payable to Purchaser if such liabilities had been properly reflected on the Adjusted Closing Balance Sheet;

            (e)   All responsibility for product liability claims relating

      to the products listed on Schedule 2.3(f), provided that the article which is the subject of the claim was sold by Seller or any Affiliate on or prior to the Closing Date;

            (f)   All liabilities arising under any applicable

      Environmental Laws or otherwise (i) relating to the release or disposal of Hazardous Substances (by Seller, Kodak, Sterling, any of

      their Affiliates or any prior owner or operator of the property or any predecessor thereof or their respective agents or independent contractors), which release or disposal occurred at locations other than on the Owned Real Property or the Leased Real Property, or (ii)

      relating to any property other than the Owned Real Property and the

      Leased Real Property or any activity conducted therefrom;

            (g)   Two-thirds of any Losses in excess of $5 million in the

      aggregate arising from violations of applicable Environmental Laws relating to, or Remedial Action undertaken with respect to, the

      Roncraft Thorncliffe Park site, but only to the extent that (i) such violations arose or such Remedial Action would be required as a result of facts, circumstances and conditions existing with respect to such site on or prior to the Closing Date and (ii) such violations or such obligations to undertake such Remedial Action shall have arisen, and notice thereof shall have been given to Seller and Kodak, prior to the tenth anniversary of the Closing

      Date.

            (h)  All liabilities and obligations resulting from, relating to or arising out of any former operations of the Business that have been discontinued or disposed of prior to the Closing;

            (i)  The L&F Restructuring Notes;

            (j)  All other liabilities and obligations, and all actions,

      proceedings, disputes, claims or investigations, for which Seller or

      Kodak, as the case may be, has expressly assumed or retained responsibility pursuant to this Agreement, or which relate to the litigation described in Schedule 2.2(c); and

            (k)  All debts, liabilities, or obligations whatsoever, that do not arise out of or relate to the Business or that do not otherwise arise out of or relate to the Transferred Assets.

            Section 2.5  Purchase Price.  On the terms and subject to the conditions set forth herein, Purchaser agrees to pay Seller $700,000,000

(the "Purchase Price").  The Purchase Price shall be subject to adjustment as provided in Section 2.6.

            Section 2.6  Business Post-Closing Adjustments.  (a)  For

purposes of this Section 2.6, the following terms shall have the meanings set forth below:

               (i)      "APB#16" shall mean Accounting Principles Board

Opinion No. 16.

              (ii)      "Net Assets Amount" shall mean (x) Total Assets

minus (y) Total Liabilities.

             (iii)      "Sterling Reserve" shall mean the "Accrued Short

Period -- Corporate" reserve allocated to DIY at December 31, 1993, and reflected on the Balance Sheet in the amount of $3,750,000.

              (iv)      "Total Assets" shall mean total assets of the

Business as reflected on the Adjusted Closing Balance Sheet.

               (v)      "Total Liabilities" shall mean total liabilities of

the Business as reflected on the Adjusted Closing Balance Sheet.

              (vi)      "Veraline Reserve" shall mean the "Accrued Veraline

Environmental Claims" reserve at December 31, 1993, and reflected on the

Balance Sheet in the amount of $3,000,000.

            (b)   Within 90 days following the Closing, Seller shall

prepare, or cause to be prepared, and deliver to Purchaser a balance sheet

(the "Closing Balance Sheet") which shall set forth the assets and liabilities of the Business as of the Closing Date.  The Closing Balance

Sheet shall be prepared in accordance with GAAP, applied on a basis consistent with the Balance Sheet, except as set forth in Schedule 2.6(b),

and except that (i) the purchase accounting adjustments required by APB#16 with respect to Kodak's acquisition of Sterling shall not be reflected thereon; (ii) the Excluded Assets and Excluded Liabilities shall be excluded therefrom; (iii) deferred income tax assets and liabilities shall be excluded therefrom; (iv) any fixed asset and intangible asset reflected on the Balance Sheet that is required to be reflected on the Closing Balance Sheet shall be recorded on the Closing

Balance Sheet on the same basis on which it was recorded on the Balance

Sheet, provided that such amounts shall be adjusted in accordance with GAAP for depreciation, amortization, valuation provisions, and the like, to the extent appropriate for the time elapsed and to reflect events occurring between the date of the Balance Sheet and the Closing Date; (v) no reserves, liabilities or similar items reflected on the Balance Sheet or created thereafter shall be reversed or reallocated to cover any other reserve, liability or similar item required to be provided for on the

Closing Balance Sheet; (vi) the amount of the Sterling Reserve reflected on the Closing Balance Sheet shall be $3,750,000, (vii) the Veraline Reserve will be omitted from the Closing Balance Sheet; and (viii) the Fixtures and

Equipment listed in Annex II to Schedule 2.6(b) representing approximately

$800,000 will be excluded from the Closing Balance Sheet.  The Closing

Balance Sheet shall be accompanied by a schedule setting forth the calculation of the Net Assets Amount.

            (c)  Purchaser and Purchaser's accountants shall, within 60 days after the delivery by Seller of the Closing Balance Sheet and accompanying schedule, complete their review of the Closing Balance Sheet and the Net Assets Amount derived from the Closing Balance Sheet.  In the event that Purchaser determines that the Closing Balance Sheet has not been prepared,
or that the Net Assets Amount as derived from the Closing Balance Sheet has not been determined, on the basis set forth in Section 2.6(b), Purchaser shall inform Seller in writing (the "Purchaser's Objection"), setting forth a description in reasonable detail of the basis of Purchaser's Objection and the adjustments to the Net Assets Amount which Purchaser believes should be made, on or before the last day of such 60-day period.  Seller shall then have 30 days to review and respond to Purchaser's Objection.  If

Seller and Purchaser are unable to resolve all of their disagreements with respect to Purchaser's Objections within 10 days following the completion of Seller's review of Purchaser's Objection, they shall refer their remaining differences to a "Big Six" or other nationally recognized firm of independent public accountants as to which Seller and Purchaser mutually agree (the "CPA Firm"), who shall determine on the basis of the standards set forth in Section 2.6(b), and only with respect to the remaining differences so submitted, whether and to what extent, if any, the Closing

Balance Sheet, and the Net Assets Amount as derived from the Closing

Balance Sheet require adjustment.  The parties shall instruct the CPA Firm to deliver its written determination to Purchaser and Seller no later than the twentieth day after the remaining differences underlying the

Purchaser's Objection are referred to the CPA Firm.  The CPA Firm's determination shall be conclusive and binding upon Purchaser and Seller.

The fees and disbursements of the CPA Firm shall be shared equally by Pur-

chaser and Seller.  Purchaser and

Seller shall make available to the CPA Firm all relevant books and records and any work papers (including those of the parties' respective accountants) relating to the Balance Sheet and the Closing Balance Sheet and all other items reasonably requested by the CPA Firm.  The "Adjusted

Closing Balance Sheet" shall be (i) the Closing Balance Sheet in the event that (x) no Purchaser's Objection is delivered to Seller during the 60-day period specified above, or (y) Seller and Purchaser so agree, (ii) the

Closing Balance Sheet, adjusted in accordance with the Purchaser's

Objection in the event that Seller does not respond to Purchaser's

Objection within the 30-day period following receipt by Seller of

Purchaser's Objection or agrees with Purchaser's objection, or (iii) the

Closing Balance Sheet, as adjusted by either (x) the agreement of Seller and Purchaser or (y) the CPA Firm.

            (d)  Purchaser shall provide Seller and its accountants full access to the Books and Records, any other information, including work papers of its accountants, and to any employees to the extent necessary for

Seller to prepare the Closing Balance Sheet, the Adjusted Closing Balance

Sheet and the Net Assets Amount.

            (e)  Seller shall make an adjustment payment to Purchaser in an amount equal to the excess, if any, of (x) $126,000,000 over (y) the Net

Assets Amount.  The adjustment payment payable pursuant to this

Section 2.6(e) shall be paid within 10 Business Days following issuance of the Adjusted

Closing Balance Sheet by wire transfer of immediately available funds to a bank account designated by Purchaser.

            Section 2.7  Closing.  (a)  The Closing shall take place at the offices of Sullivan & Cromwell, 125 Broad Street, New York, New York 10004

at 10:00 A.M. New York City time, on the 18th day of November, 1994;

provided, however, that if the conditions set forth in Article VI shall not have been satisfied or waived on or prior to November 18, 1994, the Closing shall take place on the third Business Day following the satisfaction or waiver of such conditions, or at such other time and place as the parties hereto may mutually agree.  The date on which the Closing occurs is called the "Closing Date".

            (b)   With respect to the Kodak Transferred Assets, subject to

the provisions of paragraph (c) below Kodak shall take or cause to be taken all action necessary to effect the sale and transfer to Purchaser of the

Kodak Transferred Assets at the Closing.  Delivery by Kodak or any

subsidiary thereof (other than Seller) of any of the items set forth in

Section 2.9, duly executed by the appropriate transferor, shall be deemed for purposes of this Agreement to constitute delivery of such items by

Seller.

            (c)   Notwithstanding anything to the contrary contained in

this Agreement, to the extent that the sale, assignment, transfer,

conveyance or delivery or attempted sale, assignment, transfer, conveyance or delivery to Purchaser of any Transferred Asset is prohibited by any applicable law or would require any
governmental or third party authorizations, approvals, consents or waivers and such authorizations, approvals, consents or waivers shall not have been obtained prior to the Closing, this Agreement shall not constitute a sale,

assignment, transfer, conveyance or delivery, or any attempted sale,

assignment, transfer, conveyance or delivery, thereof.  Following the

Closing, and without limiting the provisions set forth in Section 5.3(b),

the parties shall use reasonable efforts and shall cooperate with each other, to obtain promptly such authorizations, approvals, consents or waivers; provided, however, that none of Seller, Kodak, Purchaser or the

Affiliates of any of them shall be required to pay any consideration therefor, other than filing, recordation or similar fees payable to any governmental authority, which fees shall be shared equally by Purchaser and

Seller.  Pending such authorization, approval, consent or waiver, the parties shall cooperate with each other in any reasonable and lawful arrangements designed to provide to Purchaser the benefits and liabilities of use of such Transferred Asset.  Once such authorization, approval,

consent or waiver for the sale, assignment, transfer, conveyance or delivery of a Transferred Asset not sold, assigned, transferred, conveyed or delivered at the Closing is obtained, Seller (or Kodak, with respect to any Kodak Transferred Assets) shall promptly assign, transfer, convey and deliver, or cause to be assigned, transferred, conveyed and delivered, such

Transferred Asset to Purchaser for no additional consideration.  To the extent that
any such Transferred Asset cannot be transferred or the full benefits and liabilities of use of any such Transferred Asset cannot be provided to

Purchaser following the Closing pursuant to this Section 2.7(c), then

Purchaser, Seller, and Kodak shall enter into such arrangements (including subleasing or subcontracting if permitted) to provide to Purchaser the economic (taking into account Tax costs and benefits) and operational equivalent of obtaining such authorization, approval, consent or waiver and the performance by Purchaser of the obligations thereunder.

            Section 2.8  Deliveries by Purchaser.  At the Closing,

Purchaser shall deliver to Seller, and with respect to Sections 2.8(d) and

2.8(e) as applicable, to Kodak, the following:

            (a)  the Purchase Price, in immediately available funds by wire transfer to an account designated by Seller not less than two Business Days prior to the Closing;

            (b)  such instruments of assumption and other instruments or documents, in form and substance reasonably acceptable to Seller and Kodak,

as may be necessary to effect Purchaser's assumption of the Assumed

Liabilities;

            (c)   such other instruments and documents, in form and

substance reasonably acceptable to Seller and Kodak, as may be necessary to effect the Closing;

            (d)  a duly executed copy of each of the Ancillary Agreements;

and

            (e)  the certificates and other documents to be delivered

pursuant to Section 6.3 hereof.

            Section 2.9  Deliveries by Seller and Kodak.  At the Closing,

Seller, and, as applicable, Sterling and Kodak, shall deliver to Purchaser the following:

            (a)  bills of sale and any other customary instruments of sale and conveyance, in form and substance reasonably acceptable to Purchaser,

transferring to Purchaser all Transferred Assets;

            (b)  assignments, in form and substance acceptable to

Purchaser, assigning to Purchaser all Intellectual Property included in the

Transferred Assets and, subject to Section 2.10, Seller's interests in all corporations, partnerships and other entities which interests are included in the Transferred Assets;

            (c)  deeds, in limited warranty or other similar form and any other customary instruments of sale and conveyance in form and substance reasonably acceptable to Purchaser, transferring all Owned Real Property to

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

            (g)  the certificates and other documents to be delivered

pursuant to Section 6.2 hereof; and

            (h)  copies of surveys and title insurance policies, if any, in the possession of Seller or its Affiliates with respect to Owned Real

Property and Leased Real Property and, if applicable, copies of certificates in the possession of Seller or its Affiliates with respect to

Owned Real Property and Leased Real Property.

            Section 2.10  Removal of Seller's Other Businesses from the

Transferred Subsidiary.  The parties acknowledge that Seller shall have the right to remove or cause to be removed any Excluded Asset from the

Transferred Subsidiary prior to transferring such entity to Purchaser.



                                ARTICLE III

             REPRESENTATIONS AND WARRANTIES OF SELLER AND KODAK

            Seller and, with respect only to Sections 3.1, 3.2(a), 3.3,

3.4, 3.5, 3.6, 3.10 insofar as it relates to Plans maintained by Kodak,

3.11, 3.12(a), 3.13(b) and 3.16(b), Kodak, and with respect only to

Sections 3.1, 3.3, 3.4, 3.5 and 3.6, Sterling, represent and warrant to

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

Schedule 3.1(a), Seller is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the ownership or operation of the Transferred Assets or the conduct of the Business requires such qualification, except where the failure to be so qualified or in good standing, as the case may be, would not, individually or in the aggregate, have a Material Adverse Effect.

            (b)   Each of Kodak and Sterling is a corporation duly

organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation.

            Section 3.2  Subsidiaries.  (a) Schedule 3.2(a)(i) sets forth a list of each Subsidiary, together with its jurisdiction of organization and its authorized and outstanding capital stock or other equity interests as of the date hereof.  The Subsidiaries are the only Affiliates of Kodak

(other than Seller) through which the Business is conducted on the date hereof, and Kodak does not conduct the Business other than through Seller and the Subsidiaries.  Except as set forth on Schedule 3.2(a)(ii), each

Subsidiary is a corporation or other entity duly organized, validly existing, and in good standing under the laws of its jurisdiction of organization and has all requisite corporate or similar power and authority to own and operate its properties and assets and to carry on its business as presently conducted and is duly qualified to do business and is in good standing as a foreign corporation or other entity in each jurisdiction where the ownership or operation of its properties and assets or the conduct of its business requires such qualification, except where the failure to be so duly organized, validly existing, qualified or in good standing would not, individually or in the aggregate, have a

Material Adverse Effect.

            (b)  Except as set forth on Schedule 3.2(b), Seller owns,

directly or indirectly, all of the outstanding capital stock or other equity interest of each such entity free and clear of all Encumbrances.

There are no preemptive or other outstanding rights, options, warrants,

conversion rights or agreements or commitments to issue or sell any shares of capital stock or other equity interest of any such entity or any securities or obligations convertible into or exchangeable for, or giving any Person a right to subscribe for or acquire, any shares of capital stock or other equity interest of any such entity, and no securities or obligations evidencing such rights are outstanding.

            Section 3.3  Corporate Authorization.  Each of Seller, Kodak

and Sterling has full corporate power and authority to execute and deliver this Agreement and each of the Ancillary Agreements, and to perform their obligations hereunder and
thereunder. The execution, delivery and performance by Seller, Kodak and

Sterling of this Agreement and each of the Ancillary Agreements have been duly and validly authorized and no additional corporate authorization or consent is required in connection with the execution, delivery and performance by Seller, Kodak and Sterling of this Agreement and each of the

Ancillary Agreements.

            Section 3.4  Consents and Approvals.  Except as specifically set forth in Schedule 3.4 or as required by U.S. Antitrust Laws, European

Union Competition Law (or the Competition Law of France, Germany, Italy,

Spain or the United Kingdom, in each case to the extent not subject to

European Union jurisdiction), the Competition Laws of Australia, Canada or

Japan, the Exchange Act, the Investment Canada Act, FIFRA, the laws governing or regulations promulgated by the United States Drug Enforcement

Agency or Bureau of Alcohol and Tobacco of the United States Department of

the Treasury, laws or regulations of the United States Food and Drug

Administration or any state, local or foreign governmental authority requiring the registration of products for sale, or Hazardous Substance facility permits, air permits, water permits or any other permits required by any Environmental Law, no consent, approval, waiver or authorization is required to be obtained by Seller, Kodak, Sterling or any Affiliate of any of them from, and no notice or filing is required to be given by Seller,

Kodak, Sterling or any Affiliate of any of them to or made by Seller,

Kodak, Sterling or
any Affiliate of any of them with, any Federal, state, local or other governmental authority or other Person in connection with the execution,

delivery and performance by Seller, Kodak or Sterling of this Agreement and each of the Ancillary Agreements, other than in all cases where the failure to obtain such consent, approval, waiver or authorization, or to give or make such notice of filing would not, individually or in the aggregate,

have a Material Adverse Effect or materially impair or delay the ability of

Seller or Kodak to effect the Closing or affect Purchaser's ability to conduct the Business after the Closing substantially as heretofore conducted in a manner that is material and adverse to the Purchaser.

            Section 3.5  Non-Contravention.  Except as set forth on

Schedule 3.5, the execution, delivery and performance by Seller, Kodak and

Sterling of this Agreement and each of the Ancillary Agreements, and the consummation of the transactions contemplated hereby and thereby, does not and will not (i) violate any provision of the charter, bylaws or other organizational documents of Seller, Kodak or Sterling, (ii) subject to obtaining the consents referred to in Section 3.4, conflict with, or result in the breach of, or constitute a default under, or result in the termination, cancellation or acceleration (whether after the filing of notice or the lapse of time or both) of any right or obligation of Seller,

Kodak or Sterling under, or to a loss of any benefit to which Seller, Kodak or Sterling is entitled under, any Commitment or result in the creation of any Encumbrance upon
any of the Transferred Assets, or (iii) assuming the consents, approvals,

waivers, authorizations, notices and filings set forth in Sections 3.4 and

4.3 are obtained or given or made, as the case may be, violate or result in a breach of or constitute a default under any law, rule, regulation, judg-

ment, injunction, order, decree or other restriction of any court or governmental authority to which Seller, Kodak or Sterling is subject,

including any Governmental Authorization, other than in the cases of clauses (ii) and (iii), any conflict, breach, termination, default,

cancellation, acceleration, loss, violation or Encumbrance which, individ-

ually or in the aggregate, would not have a Material Adverse Effect or materially impair or delay Seller's, Kodak's or Sterling's ability to perform its obligations hereunder or affect Purchaser's ability to conduct the Business after the Closing substantially as heretofore conducted in a manner that is material and adverse to the Purchaser.

            Section 3.6  Binding Effect.  This Agreement constitutes, and each of the Ancillary Agreements when executed and delivered by the parties thereto will constitute, a valid and legally binding obligation of each of

Seller, Kodak and Sterling enforceable in accordance with its terms,

subject to bankruptcy, insolvency, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

            Section 3.7  Financial Statements.  (a) (i)  The Balance Sheet

and the unaudited pro forma statement of earnings from operations of the

Business for the year ended December 31, 1993 attached as Schedule

3.7(a)(i), and (ii) as of the Closing Date, the interim unaudited pro forma statement of earnings from operations for the nine months ended

September 30, 1994 (which interim statement (the "Interim Statement") shall be provided to Purchaser not later than ten days prior to the Closing Date)

(together, the "Financial Statements") fairly present, in all material respects, the financial condition of the Business as of the date thereof,

or the results of operations for the respective periods then ended, as the case may be.  The Financial Statements (other than the Interim Statements)

were, and the Interim Statements will be, prepared in accordance with GAAP except as otherwise described in Schedule 3.7(a)(ii).

            (b)   Except as otherwise described in Schedule 3.7(a)(ii), all

of the liabilities reflected on the Balance Sheet are related to the

Business and arose out of or were incurred in the conduct of the Business.

            Section 3.8  Litigation and Claims.  (a)  Except as set forth in Schedule 3.8(a), there is no civil, criminal or administrative action,

suit, demand, claim, hearing, proceeding or investigation pending or, to the Knowledge of Seller or to the Knowledge of Kodak, threatened, involving the Business or any of the Transferred Assets other than those which,

individually or in the aggregate, would not have a Material Adverse Effect

or
materially impair or delay the ability of Seller or Kodak to effect the

Closing or affect Purchaser's ability to conduct the Business after the

Closing substantially as heretofore conducted in a manner that is material and adverse to the Purchaser.

            (b)   Except as set forth in Schedule 3.8(b), none of the

Transferred Assets is subject to any order, writ, judgment, award,

injunction, or decree of any court or governmental or regulatory authority of competent jurisdiction or any arbitrator or arbitrators other than those which, individually or in the aggregate, would not have a Material Adverse

Effect or materially impair or delay the ability of Seller or Kodak to effect the Closing or affect Purchaser's ability to conduct the Business after the Closing substantially as heretofore conducted in a manner that is material and adverse to the Purchaser.

            Section 3.9  Taxes.  With respect to the Business, except as set forth in Schedule 3.9:

            (a)  All Tax Returns that are required to be filed on or before the date of this Agreement (taking into account applicable extensions) have been duly filed, except for Tax Returns the failure to file which, when taken together with all other such failures, will not have a Material

Adverse Effect; (b) all Taxes shown to be due on the Tax Returns referred to in clause (a) and all Taxes for which a notice of, or assessment or demand for, payment has been received, have been timely paid, are not yet due, or are recorded as reserves or current liabilities on the Balance

Sheet with respect to periods ending on or prior to December 31, 1993, and in the Books and Records for periods commencing after December 31, 1993, except for such Taxes as to which the failure to pay or record, when taken together with all other such failures, will not have a Material Adverse Effect; (c) no adjustments relating to the Tax

Returns referred to in clause (a) have been proposed in writing, or, to the

Knowledge of Seller or Kodak, threatened, by the Internal Revenue Service or the appropriate state, local or foreign taxing authority, except for such adjustments which, when taken together with all other such adjustments that have been proposed, are not reasonably expected to have a Material

Adverse Effect; (d) there are no pending or, to the Knowledge of Seller or

Kodak, threatened actions or proceedings for the assessment or collection of Taxes except for such actions or proceedings which, when taken together with all other such actions and proceedings that are pending or have been threatened, are not reasonably expected to have a Material Adverse Effect;

(e) there are no outstanding waivers or agreements extending the applicable statute of limitations for any period with respect to any Taxes of the

Transferred Subsidiary except for any waivers or agreements which, when taken together with all other such waivers and agreements that are outstanding, are not reasonably expected to have a Material Adverse Effect;

(f) no taxing authorities are presently conducting any audits or other examinations of any Tax Returns referred to in clause (a), except for such audits or examinations which, when taken together with all other such audits and
examinations that are presently being conducted, are not reasonably expected to have a Material Adverse Effect; (g) there are no Tax rulings,

requests for rulings, or closing agreements which could reasonably be expected to have a Material Adverse Effect; (h) none of the Transferred

Assets is property that is required to be treated as being owned by any other person pursuant to the "safe harbor lease" provisions of former section 168(f)(8) of the Code; (i) no changes in the accounting method of the Transferred Subsidiary occurring prior to the Closing Date will give rise to adjustments after the Closing Date pursuant to a provision of foreign law similar to section 481 of the Code; and (j) none of the

Transferred Assets (other than cash) was at any time owned by the

Transferred Subsidiary on or after July 25, 1991.

            Section 3.10  Employee Benefits.  (a)  Schedule 3.10(a) sets forth a list of all benefit plans, contracts or arrangements covering U.S.

Employees, including, but not limited to, "employee benefit plans" within the meaning of Section 3(3) of ERISA, and plans of deferred compensation

(the "Benefit Plans").  True and complete copies of all Benefit Plans,

including, but not limited to, any trust instruments and insurance contracts forming a part of any Benefit Plans, and all amendments thereto have been provided or made available to Purchaser.

            (b)  All employee benefit plans covering U.S. Employees (the

"Plans"), to the extent subject to ERISA, are in substantial compliance with ERISA and the Code.  Each Plan which is an

"employee pension benefit plan" within the meaning of Section 3(2) of ERISA

("Pension Plan") and which is intended to be qualified under Section 401(a)

of the Code, is and since its inception has been so qualified and has received a favorable determination letter from the Internal Revenue

Service, and Seller is not aware of any circumstances likely to result in revocation of any such favorable determination letter.  Except as set forth in Schedule 3.10(b), there is no material pending or, to the Knowledge of

Seller or to the Knowledge of Kodak, threatened litigation relating to the

Plans.  Neither Seller nor any of its Affiliates with respect to the

Business has engaged in a transaction with respect to any Plan that could subject Seller or any such Affiliate to a tax or penalty imposed by either

Section 4975 of the Code or Section 502(i) of ERISA in an amount which would be material.

            (c)  No liability under Subtitle C or D of Title IV of ERISA has been or is expected to be incurred by Seller or any of its Affiliates with respect to the Business with respect to any ongoing, frozen or termi-

nated "single-employer plan", within the meaning of Section 4001(a)(15) of

ERISA, currently or formerly maintained by any of them, or the single-

employer plan of any entity which is considered one employer with Seller under Section 4001 of ERISA or Section 414 of the Code (an "ERISA Affili-

ate").  Seller and its Affiliates with respect to the Business have not incurred any withdrawal liability with respect to a multiemployer plan under Subtitle E of Title IV of ERISA and do not have any obligation to contribute to a multiemployer plan. No notice of a "report-

able event", within the meaning of Section 4043 of ERISA for which the 30-

day reporting requirement has not been waived, has been required to be filed for any Pension Plan or by any ERISA Affiliate within the 12-month period ending on the date hereof.

            (d)  Neither any Pension Plan nor any single-employer plan of an ERISA Affiliate has an "accumulated funding deficiency" (whether or not waived) within the meaning of Section 412 of the Code or Section 302 of

ERISA and no ERISA Affiliate has an outstanding funding waiver.  Neither

Seller nor any of its Subsidiaries has provided, or is required to provide,

security to any Pension Plan or to any single-employer plan of an ERISA

Affiliate pursuant to Section 401(a)(29) of the Code.

            (e)  Except as set forth in Schedule 3.10(e), neither Seller nor any of its Affiliates with respect to the Business has any obligations for retiree health and life benefits under any Benefit Plan.

            (f)  All benefit plans, contracts or arrangements covering non-

U.S. Employees comply in all material respects with applicable Law.  Except as set forth in Schedule 3.10(f), Seller and its Affiliates with respect to the Business have no material unfunded liabilities with respect to any non-

U.S. Employees.

            (g)   The transactions contemplated by this Agreement will not

result in the payment or series of payments to any

Employee of a "parachute payment" within the meaning of Section 280G of the

Code.

            (h)   The consummation of the transactions contemplated by this

Agreement will not (i) entitle any Employee to severance pay, or

(ii) accelerate the time of payment or vesting, or increase the amount of compensation due to any such Employee, except as expressly provided in this

Agreement or as listed on Schedule 3.10(a) and designated as a Section

3.10(h) plan.

            Section 3.11  Compliance with Laws.  Except as set forth in

Schedule 3.11, the Business has been at all times and is being conducted in compliance with all applicable laws, rules and regulations, except where the failure so to comply, individually or in the aggregate, would not have a Material Adverse Effect or affect Purchaser's ability to conduct the

Business after the Closing substantially as heretofore conducted in a manner that is material and adverse to the Purchaser, and the Business has all Governmental Authorizations necessary for the conduct of the Business as currently conducted, other than those the absence of which, individually or in the aggregate, would not have a Material Adverse Effect or affect

Purchaser's ability to conduct the Business after the Closing substantially as heretofore conducted in a manner that is material and adverse to the

Purchaser.

            Section 3.12  Environmental Matters.  Except as set forth in

Schedule 3.12:

            (a)  (x) the Business has been at all times and is in

compliance with all applicable Environmental Laws, (y) the Business has all

Governmental Authorizations required under applicable Environmental Laws that are necessary for the conduct of the Business as currently conducted and (z) there are no liabilities under any Environmental Law with respect to the Business, in each case (x), (y) and (z) other than non-compliance or liabilities which, or such Governmental Authorizations the absence of which, individually or in the aggregate, would not have a Material Adverse

Effect or affect Purchaser's ability to conduct the Business after the

Closing substantially as heretofore conducted in a manner that is material and adverse to the Purchaser;

            (b)  Seller and its Subsidiaries have not received any notice of any violation or alleged violation of, or any liability under, any

Environmental Law in connection with the Business during the past three years, other than violations and liabilities which, individually or in the aggregate, would not have a Material Adverse Effect or affect Purchaser's ability to conduct the Business after the Closing substantially as heretofore conducted in a manner that is material and adverse to the

Purchaser;

            (c)  there are no material writs, injunctions, decrees, orders or judgments outstanding, or any actions, suits, proceedings or investigations pending or, to the Knowledge of Seller, threatened, relating to compliance with or liability
under any Environmental Law affecting the Business or the Transferred

Assets; and

            (d)  Except as set forth on Schedule 3.12, no Hazardous

Substance has been handled, treated, stored, released, disposed of or discharged into the environment at, on or from any of the Owned Real

Property or Leased Real Property, which is required by Law or judicial or administrative order, contractual obligation or common law currently in effect to be remediated by or at the expense of Seller or any Affiliate,

where the costs of such remediation, individually or in the aggregate,

would have a Material Adverse Effect. Except as set forth on Schedule 3.12,

to the Knowledge of Seller and to the Knowledge of Kodak, there are no underground storage tanks on any Owned Real Property or Leased Real

Property.

            Section 3.13  Intellectual Property.  (a)  Schedule 3.13(a)

sets forth a list and description (including the country of registration)

of (i) all patents, patent applications, registered trademarks, trademark applications, copyrights and copyright applications Related to the

Business, and (ii) all agreements under which Seller, Kodak or any

Affiliate of any of them is licensed or otherwise permitted by any Person

(other than Seller, Kodak or any Affiliate of either of them) to use the

Intellectual Property which are material to the Business.  The trademarks listed in Schedule 3.13(b)(i) (the "Selected Marks") include all of the trademarks that are material to the Business.

            (b)  (i) Except as set forth in Schedule 3.13(b)(i), with

respect to Intellectual Property other than trademarks, no product (or component thereof) or process used, sold or manufactured by the Business

(x) infringes on or has infringed on or otherwise violates or has violated valid and enforceable patents or registered copyrights of any other Person or (y) misappropriates or has misappropriated the Intellectual Property of any other Person, (ii) with respect to the Selected Marks and except as set forth in Schedule 3.13(b)(ii), there are no restrictions that would materially affect the use of the Selected Marks in connection with the

Business and the Selected Marks do not infringe upon or otherwise violate and have not infringed upon or otherwise violated the valid and enforceable trademarks of any other Person, and (iii) Seller has not received notice that any Person is challenging, infringing or violating nor, to the

Knowledge of Seller or to the Knowledge of Kodak, is any Person

challenging, infringing or otherwise violating the Intellectual Property,

except in the case of (i), (ii) and (iii) above, for infringements,

violations, misappropriations or challenges which, individually or in the aggregate, would not have a Material Adverse Effect or affect Purchaser's ability to conduct the Business after the Closing substantially as heretofore conducted in a manner that is material and adverse to the

Purchaser.

            Section 3.14  Collective Bargaining Agreements.  Except as set

forth in Schedule 3.14, neither Seller nor any Subsidiary is a party to or bound by any material labor agreement or collective bargaining agreement respecting the Applicable Employees, nor is there pending, or to the Knowledge of Seller threatened, any strike, walkout or other work stoppage or any union organizing effort by or respecting the

Applicable Employees.

            Section 3.15  Commitments.  Schedule 3.15(i) sets forth a list,

as of the date hereof, of each written Commitment that, to the Knowledge of

Seller, relates to the Business (other than (i) purchase orders in the ordinary and usual course of business, (ii) any Commitment involving the payment of less than $250,000 in the aggregate or with a term of less than one year, (iii) confidentiality agreements entered into in the usual course of business, (iv) employment agreements covering non-U.S. Employees (other than contracts with key non-U.S. Employees) and (v) trademark agreements not related to Selected Marks and not containing restrictions on the use of

Selected Marks).  Such Schedule does not omit any Commitment that is material to the Business.  Except as set forth in Schedule 3.15(ii), each material Commitment is a valid and binding agreement of Seller or a

Subsidiary and is in full force and effect.  Except as otherwise provided in Schedule 3.15(iii), there is no default under any Commitment listed on

Schedule 3.15(i) which default has not been cured or waived and which default would, individually or in the aggregate, have a Material Adverse

Effect or affect Purchaser's ability to conduct the Business after the

Closing
substantially as heretofore conducted in a manner that is material and adverse to the Purchaser.

            Section 3.16  Title to Property.  (a)  Except as set forth in

Schedule 3.16(a), the Transferred Assets constitute all the assets,

properties and rights necessary to conduct the Business in all material respects as currently conducted.

            (b)   Seller has good (and, in the case of Owned Real Property,

marketable) title to, or a valid and binding leasehold interest in, the property included in the Transferred Assets free and clear of all

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

(v) with respect to real property, (A) easements, quasi-easements,

licenses, covenants, rights-of-way, and other similar restrictions,

including without limitation any other agreements, conditions or restrictions which would be shown by a current title report or other similar report or listing, (B) any conditions that may be shown by a current survey or physical inspection and (C) zoning, building and other similar
restrictions and (vi) Encumbrances which, individually or in the aggregate,

would not have a Material Adverse Effect or affect Purchaser's ability to conduct the Business after the Closing substantially as heretofore conducted in a manner that is material and adverse to the Purchaser (all items included in (i) through (vi), together with any matter set forth in

Schedule 3.16(b), are referred to collectively herein as the "Permitted

Encumbrances").

            (c)   Except as set forth on Schedule 3.16(c), the plants and

material buildings and structures included in the Transferred Assets have no material structural defects.  All of the material plants, buildings,

structures, machinery and equipment at or upon any of the Owned Real

Property or Leased Real Property are in satisfactory condition for use in the ordinary course of the Business consistent with Sterling's and Seller's past practice and Seller, Sterling or their Affiliates have performed regular maintenance on such plants, buildings, structures, machinery,

equipment and other tangible personal property in accordance with

Sterling's and Seller's past practice (giving due account to the age and length of use of the same, ordinary wear and tear excepted).

            Section 3.17  Finders' Fees.  Except for Goldman, Sachs & Co.

and McKinsey and Co., whose fees will be paid by Seller, there is no investment banker, broker, finder or other intermediary which has been retained by or is authorized to act on behalf of Seller or any Subsidiary who might be entitled to
any fee or commission from Seller in connection with the transactions contemplated by this Agreement.

            Section 3.18  Absence of Change.  Except (i) as set forth in

Schedule 3.18, or (ii) for the Commitments entered into since January 1,

1994 that are listed in Schedule 3.15(i), since January 1, 1994, the

Business has not suffered a Material Adverse Change.  Except to the extent arising out of or relating to the transactions contemplated by this

Agreement and the L&F Restructuring, since January 1, 1994, the Business has been operated in the ordinary course in a manner consistent with past practice.

            Section 3.19  Insurance.  (a)  Schedule 3.19(a) sets forth a list of all material insurance policies or binders which are currently in effect insuring the Transferred Assets or liabilities with respect to the

Business, and true and complete copies thereof have been delivered or made available to Purchaser.

            (b)  With respect to the Business, (i) Seller or its Affiliates have paid all premiums due and have not received any notice of cancellation with respect to any insurance policy identified on Schedule 3.19(a), and

(ii) except as described on Schedule 3.19(b)(ii), (x) there are not pending or asserted material claims against such insurance by the Seller or its

Affiliates as to which the insurers have denied liability, (y) there exist no material claims under such insurance that have not been properly filed by Seller or its Affiliates, and (z) none of

Seller or its Affiliates has received notice of any pending or threatened termination of any of such policies or any premium increases for the current policy period with respect to any of such policies.

            Section 3.20  Products.  Except as set forth on Schedule 3.20,

there are no written statements, citations or decisions by any Governmental

Entity stating that any Product sold by Seller, Kodak or its Affiliates on or prior to the Closing Date (each a "Product") is adulterated, misbranded,

defective or unsafe.  Except as set forth on Schedule 3.20, to the

Knowledge of Seller or the Knowledge of Kodak, neither Seller, Kodak or any

Affiliate thereof has any liability with respect to any Product, other than liability for returns or replacements under standard warranties and other than liabilities which, individually or in the aggregate, would not have a

Material Adverse Effect.

            Section 3.21  Undisclosed Liabilities.  To the Knowledge of

Seller and to the Knowledge of Kodak, except as set forth in Schedule 3.21,

(i) the Transferred Subsidiary has no liabilities or obligations of any kind whatsoever (whether absolute, accrued, contingent, determined,

determinable or otherwise), and (ii) none of Seller, Kodak or any Affiliate of either of them has any such liabilities or obligations that, in any such case, constitute Assumed Liabilities, except for liabilities or obligations

(x) to the extent reflected (as to amount and description) as liabilities or reserved for on the

Balance Sheet, (y) to the extent disclosed in a Schedule hereto or

(z) which were incurred in the ordinary course of business since

December 31, 1993 and are not subject to pending or threatened litigation,

other than those liabilities or obligations which, individually or in the aggregate, would not have a Material Adverse Effect or affect Purchaser's ability to conduct the Business after the Closing substantially as heretofore conducted in a manner that is material and adverse to the

Purchaser.

            Section 3.22  No Other Representations or Warranties.  Except

for the representations and warranties contained in this Article III, none of Seller, Kodak, Sterling or any other Person makes any other express or implied representation or warranty on behalf of Seller, Kodak or Sterling.



                                 ARTICLE IV

                REPRESENTATIONS AND WARRANTIES OF PURCHASER

            Purchaser represents and warrants to Seller and Kodak as

follows:

            Section 4.1  Organization and Qualification.  Purchaser is a

corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has all requisite corporate power and authority to own and operate and to carry on its business as currently conducted.  Except as set forth on Schedule 4.1,

Purchaser is duly qualified to do business and is in good standing as a foreign corporation
in each jurisdiction where the ownership of its properties or the operation of its business requires such qualification, except where the failure to be so qualified or in good standing, as the case may be, would not materially impair or delay Purchaser's ability to perform its obligations hereunder.

            Section 4.2  Corporate Authorization.  Purchaser has full

corporate power and authority to execute and deliver this Agreement and each of the Ancillary Agreements, and to perform its obligations hereunder and thereunder.  The execution, delivery and performance by Purchaser of this Agreement and each of the Ancillary Agreements have been duly and validly authorized and no additional corporate authorization or consent is required in connection with the execution, delivery and performance by

Purchaser of this Agreement and each of the Ancillary Agreements.

            Section 4.3  Consents and Approvals.  Except as specifically set forth in Schedule 4.3 or as required by U.S. Antitrust Laws, European

Union Competition Law (or the Competition Law of France, Germany, Italy,

Spain or the United Kingdom, in each case to the extent not subject to

European Union jurisdiction), the Competition Laws of Australia, Canada or

Japan, the Exchange Act, the Investment Canada Act, FIFRA, the laws governing or regulations promulgated by the United States Drug Enforcement

Agency or Bureau of Alcohol and Tobacco of the United States Department of

the Treasury, laws or regulations of the United States Food and Drug

Administration or any state, local or foreign governmental authority requiring the
registration of products for sale, or Hazardous Substance facility permits,

air permits, water permits or any other permits required by any

Environmental Law, no consent, approval, waiver or authorization is required to be obtained by Purchaser or any Affiliate of Purchaser from,

and no notice or filing is required to be given by Purchaser or any

Affiliate of Purchaser to or made by Purchaser or Affiliate of any

Purchaser with, any Federal, state, local or other governmental authority or other Person in connection with the execution, delivery and performance by Purchaser of this Agreement and each of the Ancillary Agreements, other than in all cases those the failure of which to obtain, give or make would not have a material adverse effect on the business, financial condition or results of operations of Purchaser or materially impair or delay the ability of Purchaser to effect the Closing.

            Section 4.4  Non-Contravention.  Except as set forth in

Schedule 4.4, the execution, delivery and performance by Purchaser of this

Agreement and each of the Ancillary Agreements, and the consummation of the transactions contemplated hereby and thereby, does not and will not

(i) violate any provision of the charter, bylaws or other organizational documents of Purchaser or (ii) assuming compliance with the matters set forth in Sections 3.4 and 4.3, violate or result in a breach of or constitute a default under any law, rule, regulation, judgment, injunction,

order, decree or other restriction of any court or governmental authority to which Purchaser is subject, including any

Governmental Authorization, other than any conflict, breach, termination,

default, cancellation, acceleration, loss, violation or Encumbrance which,

individually or in the aggregate, would not have a Material Adverse Effect or materially impair or delay Purchaser's ability to perform its obligations hereunder.

            Section 4.5  Binding Effect.  This Agreement constitutes, and each of the Ancillary Agreements when executed and delivered by the parties thereto will constitute, a valid and legally binding obligation of

Purchaser enforceable in accordance with its terms, subject to bankruptcy,

insolvency, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

            Section 4.6  Finders' Fees.  There is no investment banker,

broker, finder or other intermediary which has been retained by or is authorized to act on behalf of Purchaser or any Purchaser Subsidiary who might be entitled to any fee or commission from Purchaser in connection with the transactions contemplated by this Agreement.

            Section 4.7  Financial Capability.  On the Closing Date,

Purchaser will have sufficient funds to effect the Closing and all other transactions contemplated by this Agreement.

            Section 4.8  No Other Representations or Warranties.  Except

for the representations and warranties contained in this Article IV,

neither Purchaser nor any other Person makes any other express or implied representation or warranty on behalf of Purchaser.



                                 ARTICLE V

                                 COVENANTS

            Section 5.1  Access.  Prior to the Closing, Seller shall permit

Purchaser and its representatives to have full access, during regular business hours and upon reasonable advance notice, to the Transferred

Assets and personnel of the Business, subject to reasonable rules and regulations of Seller, and shall furnish, or cause to be furnished, to

Purchaser, any financial and operating data and other information that is available with respect to the Business as Purchaser shall from time to time reasonably request.

            Section 5.2  Conduct of Business and Seller's Other Businesses.

(a)  During the period from the date hereof to the Closing, except as otherwise contemplated by this Agreement or as Purchaser shall otherwise agree in writing in advance, Seller covenants and agrees that Seller and each of the Affiliates shall conduct the Business in the ordinary and usual course, and use its reasonable efforts to preserve intact its business and relationships with third parties.  During the period from the date hereof to the Closing, except as otherwise provided for in this Agreement or as

Purchaser shall otherwise consent (which consent shall not be unreasonably withheld), Seller covenants and agrees that with respect to the Business,

other than in the
ordinary and usual course, it shall and shall cause its Affiliates to:

             (i)  maintain insurance coverage with respect to the Business at presently existing levels;

            (ii)  not approve any new capital expenditures that exceed

$1,000,000 in the aggregate;

           (iii)  not dispose of, or incur, create or assume any

Encumbrance on, any capital assets of the Business if the greater of the book value and the fair market value of such capital assets exceed

$1,000,000 in the aggregate;

            (iv)  not incur any indebtedness for money borrowed in excess of $1,000,000 in the aggregate;

             (v)  not permit any Transferred Subsidiary to declare, or set aside for payment, any dividend to be paid subsequent to the Closing Date;

            (vi)  not enter into any transaction that would materially adversely affect Purchaser's ability to conduct the Business substantially as heretofore conducted;

           (vii)  not increase materially the salary, wage, rate of

compensation, commission, bonus or other direct or indirect remuneration payable to, or other compensation of, any Applicable Employees, or enter into any contract or other binding commitment in respect of any such increase nor amend, adopt or terminate any Benefit Plan covering Applicable

Employees or Former Employees in any way that materially increases the amount of the Assumed Liability in respect of such plan, or enter into any negotiations
in respect of or enter into any collective bargaining agreement covering

Applicable Employees that would constitute an Assumed Liability except as required by law or pursuant to the terms of a collective bargaining agreement set forth in Schedule 3.14;

          (viii)  continue its pricing, marketing and sales practices substantially in accordance with its past practices; or

            (ix)  not modify, terminate, amend or grant any waiver in

respect of any confidentiality agreement entered into with other parties in connection with or relating to a possible sale of the Business if such modification, termination, amendment or waiver would adversely affect the

Business.

            Notwithstanding the foregoing, (x) this Section 5.2(a) shall not restrict Seller's ability to make distributions of cash or short-term investments to holders of its capital stock, (y) subject to clause (v)

above, this Section 5.2 shall not restrict the ability of any Subsidiary to make distributions of cash or short-term investments to the holders of its capital stock at any time prior to the Closing Date and (z) Seller's and

Kodak's effectuation of the L&F Restructuring shall in no event be deemed to be a breach of the first sentence of this Section 5.2.

            (b)   During the period from the date hereof until March 31,

1995, Purchaser covenants and agrees that it shall cooperate with Seller and shall use its reasonable efforts to assist Seller in Seller's conducting Seller's Other Businesses in the ordinary and usual course and in Seller's preserving intact Seller's Other Businesses and its relationships with third parties, including making the management of the Business available to Seller's Other

Businesses as may reasonably be required by Seller; provided, however, that compliance by Purchaser with this covenant shall not unduly disrupt the operation of the Business.

            Section 5.3  Reasonable Efforts; Good Faith.  (a)  Seller and

Purchaser shall cooperate and use their respective reasonable efforts to fulfill the conditions precedent to the other party's obligations hereunder, including but not limited to, securing as promptly as practicable all consents, approvals, waivers and authorizations required in connection with the transactions contemplated hereby.  Purchaser and Seller will promptly file documentary materials required by the U.S. Antitrust

Laws and European Union Competition Laws and promptly file any additional information requested as soon as practicable after receipt of request thereof.

            (b)   Without limiting the provisions set forth in paragraph

(a) above, Purchaser shall use its best efforts to take or cause to be taken all actions necessary, proper or advisable to obtain any consent,

waiver, approval or authorization relating to any Competition Law that is required for the consummation of the transactions contemplated by this

Agreement, which efforts shall include, without limitation, the proffer by

Purchaser of its willingness to accept an order providing for the divestiture by Purchaser of such of the assets Relating to the Business

(or, in lieu thereof, assets and businesses of the Purchaser having an approximately equivalent value), as are necessary for the

Purchaser fully to consummate the transactions contemplated by this

Agreement, and an offer to hold separate such assets and businesses pending such divestiture.  In the event that regulatory authorities require the divestiture or the holding separate by Purchaser following the Closing of any of the Transferred Assets, no adjustment shall be made to the Purchase

Price and Purchaser shall be required to hold such assets or entities separate, or to divest them, as the case may be, following the Closing.

            Section 5.4  Tax Matters.  (a)  Proration of Taxes and Earnings

and Profits.  To the extent permitted by law or administrative practice,

the taxable year of the Transferred Subsidiary shall end on and include the

Closing Date.  Whenever it is necessary to determine the liability for

Taxes or the earnings and profits for a portion of a taxable year or period that begins before and ends after the Closing Date, the determination of the Taxes or the earnings and profits for the portion of the year or period ending on, and the portion of the year or period beginning after, the

Closing Date shall be determined by assuming that the taxable year or period ended on and included the Closing Date, except that (i) with respect to the Transferred Subsidiary, exemptions, allowances or deductions that are calculated on an annual basis, and (ii) annual property taxes, shall be prorated on the basis of the number of days in the annual period elapsed through the Closing Date as compared
with the number of days in the annual period elapsing after the Closing

Date.

            (b)   Tax Returns.  (i)  Kodak shall prepare, or cause to be

prepared, all Tax Returns relating to Taxes imposed with respect to the

Business for the taxable periods, or portions thereof, beginning before and ending before or on the Closing Date.  Kodak shall also prepare, or cause to be prepared, any income Tax Returns for the Transferred Subsidiary for the taxable period beginning before the Closing Date and ending in 1994.

Kodak shall file, or cause to be filed, when due all such Tax Returns which

Kodak or any of its Affiliates is required or permitted by law or administrative practice to file.

          (ii)  Purchaser shall prepare, or cause to be prepared, and file,

or cause to be filed, when due all other Tax Returns with respect to the

Business due to be filed after the Closing Date.

          (iii)  To the extent permitted by law, all Tax Returns prepared pursuant to Section 5.4(b)(i) and all Tax Returns prepared by Purchaser with respect to taxable periods, or portions thereof, beginning before and ending after the Closing Date, shall be prepared in all material respects,

and all elections with respect to such Tax Returns shall be made, in a manner that is consistent with Kodak's, Seller's or their Affiliates' prior practice, provided that, in the case of such Tax Returns to be prepared by

Purchaser, information regarding such prior practice is available to

Purchaser.

            (iv)  If one party ("Payor") shall be liable hereunder for any portion of the Tax payable in connection with any Tax Return to be filed by the other party ("Preparer"), Preparer shall prepare and deliver to Payor a copy of the relevant portions of such Tax Return, and any schedules, work papers and other documentation then available that are relevant to the preparation of such portions of the Tax Return, not later than 30 days before the Due Date.  Payor shall have the right to object to the Tax

Return on the grounds that such Tax Return violates the provisions of clause (iii) above or does not conform with applicable law.  If Preparer and Payor are unable to resolve the disagreement by 20 days before the Due

Date, the dispute shall be referred to the CPA Firm whose determination shall be binding upon both parties.  Fees and expenses of the CPA Firm shall be shared equally by the parties.

            (v)  If any party is liable for any Taxes reflected on a Tax

Return to be filed by the other party, the party that does not file the Tax

Return will transfer to the filing party the amount of Taxes for which the non-filing party is liable as shown on such Tax Return, at least 2 days before the Due Date.  In case a dispute has been referred to the CPA Firm and the decision of the CPA Firm is made after the Due Date, the filing party will file any amendment to the Tax Return which is necessary to reflect the CPA Firm's decision, and adjustment payments will be made between the parties within 3 days to reflect such a decision.

            (c)   Information to be Provided by Purchaser.  (i)   With

respect to Tax Returns to be prepared by Kodak pursuant to Section 5.4(b)

hereof, Purchaser shall not later than 60 days before the Due Date, prepare and provide to Kodak a package of tax information materials (the "Tax

Package"), which shall be completed in accordance with past practice,

including past practice as to providing the information, schedules and work papers.

          (ii)  Foreign Tax Receipts.  To the extent not contained in the

Tax Package, Purchaser shall deliver to the tax director of Kodak certified copies of all receipts that are reasonably available to Purchaser for any foreign Tax with respect to which Sterling, Kodak or the Affiliates of either of them could claim a foreign tax credit, and any other documentation required and reasonably available to Purchaser in connection with such entities claiming or supporting a claim for such foreign tax credits promptly following either a request by Kodak for such receipts or documentation or payment of any such foreign Taxes by Purchaser, any

Affiliate of Purchaser or any other party to whom Purchaser or an Affiliate of Purchaser transfers any portion of the Transferred Assets.  Purchaser agrees, upon request of the Director of Corporate Tax of Kodak, to request,

for Kodak at Kodak's expense, from local tax authorities receipts for foreign Taxes which have not been provided to Purchaser.

            (d)   Contest Provisions.  (i)  Notification of Contests.  Each

of Purchaser and its Affiliates, on the one hand, and Kodak and Seller on the other (the "Recipient"), shall notify the tax director of each other party in writing within 30 days of receipt by the

Recipient of written notice of any pending or threatened audits,

adjustments or assessments (a "Tax Audit") which may affect the liability for Taxes of such other party.  If the Recipient fails to give such notice to the other party it shall not be entitled to indemnification for any

Taxes arising in connection with such Tax Audit to the extent such failure to give notice materially adversely affects the other party's liability for

Taxes as a result of the outcome of the Tax Audit.

          (ii)  Which Party Controls.  The party which has the greater potential liability for the Tax Items which are being disputed shall control the defense and settlement of the Tax Audit, provided that such party defends the items as reported on the relevant Tax Return.  In defending the item as reported on the relevant Tax Return, the party may negotiate any settlement that is reasonable provided that such party shall be prohibited from reaching a settlement with regard to any such Tax Item without the other's party consent, provided that such consent shall not be unreasonably withheld.  Any party whose liability for Taxes may be affected by a Tax Audit shall be entitled to participate at its expense in such defense and to employ counsel of its choice at its expense.

Notwithstanding the foregoing, in the case of a Tax Audit with respect to the Transfer Taxes, Purchaser and Seller shall jointly control the defense and settlement of such Tax Audit.

            (e)   Determination and Allocation of Consideration.  The

parties to this Agreement agree to determine the amount of and allocate the total consideration transferred by Purchaser to Seller pursuant to this

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

            (f)   Employee Withholding and Reporting Matters.  With respect

to the Employees, Purchaser shall, in accordance with and to the extent permitted pursuant to Revenue Procedure 84-77,

1984-2 C.B. 753 and to the extent that Seller provides Purchaser with the necessary information, assume all responsibility for preparing and filing

Form W-2, Wage and Tax Statement, Form W-3, Transmittal of Income and Tax

Statements, Form 941, Employer's Quarterly Federal Tax Return, Form W-4,

Employee's Withholding Allowance Certificate, and Form W-5, Earned Income

Credit Advance Payment Certificate, provided that Purchaser's compliance with this Section 5.4(f) shall not cause Purchaser to incur any additional costs under the Transition Services Agreement.  Seller and Purchaser agree to comply, and cause their respective Affiliates to comply, with the procedures described in Section 5 of Revenue Procedure 84-77.

            (g)  Transfer Taxes.  All excise, sales, use, transfer

(including real property transfer), stamp, documentary, filing, recordation and other similar taxes which may be imposed or assessed as the result of the transactions effected pursuant to this Agreement, excluding any real property gains taxes which shall be the sole liability of Seller, (the

"Transfer Taxes"), together with any interest, additions or penalties with respect thereto and any interest in respect of such additions or penalties shall be borne equally by Seller and Purchaser.  Any such Transfer Taxes or fees resulting from any subsequent transfer of all or any portion of the

Transferred Assets or Assumed Liabilities occurring on or subsequent to the

Closing shall be borne entirely by the Purchaser, and Purchaser shall indemnify Kodak and Seller for any liabilities arising in connection therewith. Notwithstanding the provisions of Section
5.4(b),

which shall not apply to Tax Returns relating to Transfer Taxes, any Tax

Returns that are required to be filed in connection with Transfer Taxes shall be prepared and filed when due by the party primarily or customarily responsible under the applicable local law for filing such Tax Returns, and such party shall use its reasonable best efforts to provide such Tax

Returns to the other parties, for the other parties' review and approval which shall not be unreasonably withheld, at least 5 days prior to the Due

Date for such Tax Returns.  At least 2 days before the Due Date, the non-

filing party will transfer to the filing party 50 percent of the liability shown on such Tax Returns.  Prior to the preparation of any Transfer Tax

Returns the parties will use their best efforts to agree on the values of the Transferred Assets subject to Transfer Taxes.

            (h)  No Section 338 Election. The Purchaser will not make an election pursuant to Section 338 of the Code or a similar law of any other country with respect to the Transferred Subsidiary.

            (i)  Purchaser's Claiming, Receiving or Using Refunds and

Overpayments.  If, after the Closing, Purchaser or its Affiliates (1)

receive any refund, or (2) utilize the benefit of any overpayment, of Taxes

(except to the extent reflected as an asset on the Adjusted Closing Balance

Sheet) which were Excluded Liabilities, Purchaser shall promptly transfer,

or cause to be transferred, to Kodak, or at Kodak's direction to Seller,

the
entire amount of the refund or overpayment (including interest received in respect of such refund or overpayment, and net of any Taxes incurred by

Purchaser as a result of the receipt of such refund or overpayment)

received or utilized by Purchaser or its Affiliates.  If (i) the amount of

Taxes reflected as Current Liabilities on the Adjusted Closing Balance

Sheet exceeds the actual liability for such Taxes or (ii) after the

Closing, Purchaser or its Affiliates receive a refund of Taxes reflected as

Current Liabilities on the Adjusted Closing Balance Sheet or utilize the benefit of any overpayment of Taxes so reflected, then the amount of any such excess, refund or utilization (net of any Taxes incurred by Purchaser as a result of the receipt of any refund or overpayment) shall be for the benefit of and transferred promptly to Seller (without duplication of any amount paid pursuant to the previous sentence) to the extent (and only to the extent) that such amount does not exceed the excess of (x) the amount paid to Purchaser pursuant to Section 2.6(e) over (y) the sum of (A) the amount that would have been paid to Purchaser pursuant to Section 2.6(e)

had such excess, refund or overpayment been reflected on the Adjusted

Closing Balance Sheet as an asset of the Business (with the amount of Taxes reflected as Current Liabilities being taken into account as recorded on the Adjusted Closing Balance Sheet) and (B) the amount of any prior payments to Kodak or Seller pursuant to this Section 5.4(i).  Purchaser agrees to cooperate with Seller and Kodak with respect to matters concerning refunds and
overpayments. If requested by Seller or Kodak, Purchaser agrees to claim any such refund or to utilize any such overpayment, to the extent

Purchaser, in its reasonable judgement, will not be adversely affected by such claim or utilization, and to furnish to Kodak all information, records and assistance necessary to verify the amount of any such refund so claimed or overpayment so utilized.

            (j)  Post-Closing Actions Which Affect Kodak or Seller's

Liability for Taxes.  (i)  During the period beginning on the Closing Date and ending on the first December 31st thereafter Purchaser shall not permit the Transferred Subsidiary to (A) if Purchaser assigns its right under this

Agreement to purchase the stock of the Transferred Subsidiary to a foreign

Affiliate, sell (including a deemed sale pursuant to Section 338 of the

Code or a similar law of any other country), exchange, distribute,

reorganize or otherwise dispose of any property the sale of which produces foreign personal holding company income within the meaning of Section

954(a)(1) of the Code or a similar law of any other country or (B) make any distribution (including a deemed distribution) to shareholders in excess of current earnings and profits (as computed for U.S. Federal income tax purposes) derived during the period beginning on the day following the

Closing Date and ending on the first December 31st thereafter.

            (ii)  Except to the extent required by law, neither Purchaser,

the Transferred Subsidiary nor any Affiliate of either of them shall, without the prior written consent of Kodak which consent shall not be unreasonably withheld, amend any Tax Return filed by, or with respect to, the Transferred Subsidiary for any taxable period, or portion thereof, beginning before the Closing Date.

            (k)   Maintenance of Books and Records.  Until the applicable

statute of limitations (including periods of waiver) has run for any Tax

Returns filed or required to be filed covering the periods up to and including the Closing Date, Purchaser shall retain all Books and Records with respect to the Business in existence on the Closing Date and Kodak and

Seller shall retain all Books and Records not described in Section 2.1(h)

or 2.2(j) with respect to the Business in existence on the Closing Date,

and after the Closing Date Purchaser will provide Kodak, and Kodak and

Seller will provide Purchaser, access to such Books and Records for inspection and copying by Kodak, Purchaser and either of their agents upon reasonable request and upon reasonable notice.  After the expiration of such period, no such Books and Records shall be destroyed by Purchaser without first advising the Director of Corporate Tax of Kodak, or by Kodak or Seller without first advising the Director of corporate tax of

Purchaser, in writing identifying such Books and Records and giving Kodak or Purchaser, as the case may be, at least 60 days to obtain possession thereof.

            (l)   Assistance and Cooperation.  The parties agree that,

after the Closing Date:

            (A)  The parties shall reasonably assist (and cause their

      respective affiliates reasonably to assist) the other parties in preparing any Tax Returns with respect to the Business which such other parties are responsible for preparing and filing;

            (B)  The parties shall reasonably cooperate fully in preparing for any audits of, or disputes with taxing authorities regarding, any

      Tax Returns and payments in respect thereof;

            (C)  The parties shall make available to each other and to any taxing authority as reasonably requested all relevant Books and

      Records relating to Taxes;

            (D)  The parties shall provide timely notice to the other in writing of any pending or proposed audits or assessments with respect to Taxes for which the other may have an indemnification obligation under this Agreement;

            (E)  The parties shall furnish the other with copies of all relevant correspondence received from any taxing authority in connection with any audit or information request with respect to any

      Taxes referred to in subsection (D) above; and

            (F)  The party requesting assistance or cooperation shall bear the other party's out-of-pocket expenses in complying with such request to the extent that those expenses are attributable to fees and other costs of unaffiliated third-party service providers.

            (m)   Tax Certification.  Seller shall deliver to Purchaser at

the Closing a certification described in Treasury Regulation section

1.1445-2(b)(2)(i) that is substantially in the form set forth in Treasury

Regulation section 1.1445-2(b)(2)(iii)(B).

            Section 5.5  Post-Closing Obligations of the Business to

Certain Employees.  (a)  Purchaser shall offer employment (or, in the case of Applicable Employees of the Transferred Subsidiary, continue employment)

on substantially similar terms and conditions in comparable positions to all Applicable Employees on the Closing Date or upon the return of any such

Applicable Employee to active employment, and will maintain for a period of two years after the Closing Date, without interruption, employee compensation and benefit plans, programs and policies and fringe benefits

(including post-employment welfare benefits) that, in the aggregate, will provide benefits to Applicable Employees that are no less favorable than those provided pursuant to such employee benefit plans, programs and policies, and fringe benefits, of the Business as in effect on the Closing

Date which, with respect to U.S. Applicable Employees, are listed on

Schedule 3.10(a); provided, however, that nothing herein shall require or be construed to require Purchaser or any of its Affiliates to continue the employment of any Applicable Employee for any particular period of time after the Closing Date nor shall it prohibit or be construed to prohibit

Purchaser or any of its Affiliates from terminating the employment of any

Applicable

Employee; provided, further, however, that the requirements of this sentence shall not apply to: (i) Employees who are covered by a collective bargaining agreement, (ii) benefits which vest, or the payment of which is accelerated or increased in amount, upon a change in control of Kodak,

Seller or Purchaser, (iii) benefits or changes therein mandated by applicable law, or (iv) benefits the value of which is based on the value of the securities of Kodak, Seller or Purchaser or any of their respective

Affiliates or which gave (or give) Applicable Employees the right to purchase securities of Kodak, Seller or Purchaser or any of their respective Affiliates.  Notwithstanding the foregoing, for a period of two years after the Closing Date, Purchaser will provide to each Applicable

Employee (other than any Applicable Employee subject to a collective bargaining agreement) who is terminated by Purchaser after the Closing Date severance pay and benefits which are no less favorable than the severance pay and benefits, if any, that would be payable under similar circumstances under the applicable severance plans, programs and policies of Seller or any Subsidiary or Affiliate as in effect on the date of this Agreement which, with respect to U.S. Applicable Employees, are listed on Schedule

3.10(a).  Applicable Employees shall be given credit for all service with

Kodak, Seller, Sterling or any Subsidiary or Affiliate (or service credited by Kodak, Seller, Sterling or any Subsidiary or Affiliate) under (i) all employee benefit plans, programs and policies, and fringe benefits of the

Business or Purchaser in
which they become participants (other than the Transferee Pension Plan) for purposes of eligibility, vesting and benefit accrual; provided, however,

that nothing herein shall require Purchaser to provide duplicate benefits for the same period of service and (ii) severance plans for purposes of calculating the amount of each Applicable Employee's severance benefits.

In addition, and notwithstanding the foregoing, Purchaser will assume the responsibility to pay, and shall provide to, Applicable Employees the benefits due and owing under the L&F Products Relocation Program listed on

Schedule 3.10(a).

            (b)   "Applicable Employees" means all active Employees.

Active Employees for this purpose shall include Employees on temporary leave for purposes of jury or annual two-week national service/military duty; Employees who on the Closing Date are on Nonmedical Leave of Absence;

provided, however, that no such Employee shall be guaranteed reinstatement to active service if his return to employment is contrary to the terms of his leave, unless otherwise required by applicable law; and Employees who on the Closing Date are on disability or medical leave; provided, however,

that no such Employee shall be guaranteed reinstatement to active service if he is incapable of working in accordance with the policies, practices and procedures of Purchaser.

            (c)   Effective as of the Closing Date, Purchaser shall

establish one or more defined contribution plans (the "Transferee Savings

Plans") for the benefit of Employees who were participants in the L&F

Products Employee Savings Plan I and the

L&F Products Employee Savings Plan II (the "Seller Savings Plans").  Such

Employees are referred to hereinafter as the "Savings Plan Employees".

            Seller shall cause to be transferred from the Seller Savings

Plans to the Transferee Savings Plans the liability for the account balances of the Savings Plan Employees, together with cash or other assets acceptable to Purchaser, the fair market value of which is equal to such liability, and Purchaser shall cause the Transferee Savings Plans to accept such transfers.  The transfer of assets shall take place within 90 days after the Closing Date; provided, however, that in no event shall such transfer take place until the later of (i) the furnishing to Seller by

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

            (d)  Effective as of the Closing Date, Purchaser shall

establish one or more defined benefit plans (the "Transferee Pension

Plans") for the benefit of Employees who participated in the Kodak

Retirement Income Plan and the Retirement Income Plan for the Hourly

Employees of L&F Products (the "Seller Retirement

Plans").  (Such Employees are referred to hereinafter as the "Retirement

Plan Employees").  The Transferee Pension Plans shall (A) recognize for all purposes thereunder the service of the Retirement Plan Employees which was recognized under the Seller Retirement Plans; provided, however, that nothing herein shall require Purchaser to provide duplicate benefits for the same period of service; and provided further, however, that nothing herein shall require the Transferee Pension Plans to recognize increases in the compensation of the Retirement Plan Employees after the second anniversary of the Closing Date with respect to their benefit accrual service as of such date if the transfer of assets referred to below has not occurred as of such date, and (B) provide, upon the transfer of assets referred to below, that the benefit liabilities of the Retirement Plans

Employees under the Transferee Pension Plans shall in no event be less than their benefit liabilities under the Seller Retirement Plans as of the

Closing Date.

            With respect to each Seller Retirement Plan, Kodak or Seller,

as applicable, shall cause to be transferred from the trust under such

Seller Retirement Plan to the trust under the Transferee Pension Plan assets in cash, cash equivalents or marketable securities acceptable to

Purchaser, the value of which shall be equal to the greater of (1) the amount required to be transferred under Section 414(l) of the Code or (2)

the product of (x) times (y), where (x) equals the fair market value of the assets of each Seller Retirement Plan on the date of actual transfer of assets from the trust thereunder to the trust under the applicable Transferee Pension Plan, and (y) equals a fraction, the numerator of which is the present value of the benefit liabilities on a termination basis of the Retirement Plan Employees under the applicable

Seller Retirement Plan as of the effective date of the transfer (the last day of the month in which the Closing Date occurs) and the denominator of which is the present value of the benefit liabilities on a termination basis of all participants in the applicable Seller Retirement Plan as of the effective date of the transfer (the last day of the month in which the

Closing Date occurs); provided, however, that benefits of the Retirement

Plan Employees shall be calculated as if the credited service for each

Retirement Plan Employee continued to accrue through the last day of the calendar month in which the Closing Date occurs.  Purchaser shall cause the

Transferee Pension Plans to accept such transfers.

            The amount to be transferred shall be equitably adjusted to take into account benefit payments from the Seller Retirement Plans after the Closing Date but prior to the date of transfer provided for in this paragraph (d).

            Subject to the procedures set forth in Section 5.5(j), the actuary for the applicable Seller Retirement Plan shall determine the benefit liabilities under each Seller Retirement Plan, valued as of the effective date of the transfer (the last day of the month in which the

Closing Date occurs), on the basis of an interest rate selected by the respective Plan's actuary
such that, together with the other actuarial assumptions contained in the most recent actuarial report for such Plan available as of the date of this

Agreement, the actuarial basis for such valuation will be similar to that used as of the effective date of the transfer (the last day of the month in which the Closing Date occurs), by insurance companies for annuity purchases in connection with single employer pension plan terminations which, in the case of the interest rate used for the Kodak Retirement

Income Plan, would refer only to terminating plans with liabilities in excess of $100 million.

            The transfer of assets referred to above shall take place

within 180 days after the Closing Date; provided, however, that in no event shall such transfer take place until the last to occur of the following:

(i) Purchaser has furnished to Kodak or Seller, as applicable, a favorable determination letter from the Internal Revenue Service with respect to the qualification of the applicable Transferee Pension Plan under Section

401(a) of the Code, (ii) the receipt by Kodak or Seller, as applicable, of a favorable determination letter from the Internal Revenue Service with respect to the continued qualification of the applicable Seller Retirement

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

Service or any other governmental agency or such lawsuit are resolved favorably, and Seller or Kodak and, as applicable, the Seller Retirement Plan shall make every effort in good faith to carry out the asset transfer, including, but not limited to, the vigorous defense of any lawsuit described in clause (B), and the exhaustion of all rights of available judicial review and appeal, or (II) the date Seller and

Purchaser, or Kodak and Purchaser, as applicable, enter into a written agreement to resolve on a basis mutually satisfactory to them the issues raised by the Internal Revenue Service or any other governmental agency or such lawsuit.  Furthermore, if such transfer has not occurred by the fourth anniversary of the Closing Date by reason of the preceding sentence, then there shall be no transfer of such assets and liabilities.  Purchaser shall have no obligation to recognize service of the Retirement Plan Employees under the Transferee Pension Plan accrued after the second anniversary of the Closing Date.

            Pending the completion of the transfers described in this

paragraph (d), Seller or Kodak, as applicable, and Purchaser shall make arrangements for any required payments to the Retirement Plan Employees from the Seller Retirement Plans.  Seller and Purchaser shall provide each other with access to information reasonably necessary in order to carry out the provisions of this paragraph.

            (e)  With respect to the Applicable Employees and their

beneficiaries who are participants in Seller's medical, dental or health plans as of the Closing Date, Purchaser shall include them in Purchaser's medical, dental or health plans as of the Closing

Date and such plans shall waive any preexisting condition limitations and shall honor any deductible and out of pocket expenses incurred by such

Applicable Employees and their beneficiaries under Seller's medical, dental or health plans during the portion of the calendar year preceding the

Closing Date.  Seller shall retain responsibility for all claims incurred by Employees (i) under any medical, dental or health plans for treatment or service rendered prior to the Closing Date; (ii) under any life insurance plans with respect to deaths occurring prior to the Closing Date; and (iii)

any other payments or benefits due and payable but not paid on or prior to the Closing Date under any other employee welfare benefit plans.  For the purposes of the preceding sentence, a claim shall be deemed to have been incurred on the date on which medical or other treatment or service was rendered and not the date of the inception of the related illness to injury or the date of submission of a claim related thereto.

            (f)   Purchaser shall not assume (i) any obligations or

liabilities under the Sterling Winthrop Inc. Deferred Compensation Plan,

Sterling Winthrop Inc. Supplemental Executive Retirement Plan, Sterling

Winthrop Inc. Foreign Service Pension Plan, L&F Products Inc. Deferred

Compensation Plan, L&F Products Inc. Supplemental Executive Retirement Plan

or any other deferred compensation or supplemental executive retirement plan; (ii) any obligations or liabilities relating to any disability claims with respect to Employees who are disabled prior to October 1, 1994;

(iii) any obligations or liabilities under any employment contract not listed on Schedule 3.10(a) and Schedule 3.15(i) and (iv) any obligations or liabilities under any Benefit Plan, contract or other arrangement for bonuses or other payments that arise as a result of the transactions contemplated by this Agreement or the transactions relating to the disposition of Seller's Other Businesses.

            (g)   Purchaser shall assume the liability for, and honor the

terms and conditions of, all executive employment agreements of active

Employees as in effect on the date of this Agreement and listed on Schedule

3.10(a) and Schedule 3.15(i), except that it shall not assume any liabilities under such agreements that arise by reason of the termination or deemed termination of any such Employee's employment resulting from the consummation of the transactions contemplated by this Agreement or the transactions relating to the disposition of Seller's Other Businesses.

            (h)   Sterling and Purchaser shall use their best efforts to

provide for transfers of assets and liabilities from Seller's non-U.S.

benefit plans with respect to Employees in a manner consistent with the general principles expressed in this Section.

            (i)  Purchaser shall not offer employment to any current

employee of Seller not set forth in Schedule 1.1(a) prior to the closing date under the Asset Purchase Agreement among Kodak, Seller, Sterling and

Reckitt & Colman plc dated as of

September 26, 1994 (the "HH Employees") unless Purchaser assumes all liabilities with respect to such employees under the L&F Products Inc.

Supplemental Executive Retirement Plan.

            (j)   With respect to the determination of the amount of the

assets and liabilities relating to the pension transfer described in

Section 5.5(d), the following procedures shall apply.  Prior to the transfer of any such assets or liabilities Seller shall present to

Purchaser a statement ("Seller's Statement") setting forth the proposed amount of such assets and/or liabilities and containing a detailed explanation of the bases and methods used in calculating such amount(s).

If Purchaser believes that any amount set forth in any such statement has not been properly calculated in accordance with Section 5.5(d), Purchaser shall deliver to Seller a written notice of dispute within 30 days after

Purchaser's receipt of Seller's Statement and Seller shall supply Purchaser with all information Purchaser may reasonably request to assist Purchaser in assessing the accuracy of Seller's Statement.  If the parties are not able to resolve their dispute within 20 days after Purchaser is provided with the requested information, the dispute shall be submitted to an independent accounting or actuarial firm selected by mutual agreement of

Seller and Purchaser the fees and expenses of which shall be shared equally by the parties.  The decision of such accounting or actuarial firm shall be rendered within 30 days after the dispute is submitted to such accounting or actuarial firm and shall be binding on all parties.

            (k)   If the actual liability under FAS 106 with respect to

former Employees, determined as of the Closing Date for purposes of the

Closing Balance Sheet in accordance with the methodology described in footnote (B) to Annex 1 to Section 2.6(b) (but without regard to the limitation on the amount of such liability that may be included in the

Closing Balance Sheet as described in footnote (B) to said Annex I),

exceeds $700,000, the Seller shall promptly pay to Purchaser the amount of such liability in excess of $700,000.

            Section 5.6  Compliance with WARN, etc.  Purchaser with respect to the Applicable Employees will timely give all notices required to be given under WARN or other similar statutes or regulations of any jurisdiction relating to any plant closing or mass layoff occurring on or after the Closing or as otherwise required by any such statute.

            Section 5.7  Further Assurances.  At any time after the Closing

Date, Seller and Purchaser shall promptly execute, acknowledge and deliver any other assurances or documents reasonably requested by Seller and

Purchaser, as the case may be, and necessary for Seller and Purchaser, as the case may be, to satisfy its respective obligations hereunder or obtain the benefits contemplated hereby.

            Section 5.8  Use of Corporate Names.  Except as set forth in the subsections of this Section 5.8, after the Closing, Purchaser shall not use any of the Excluded Marks.

            (a)   Purchaser may continue to use the Excluded Marks for a

      period of six months after the Closing (one year after the Closing in the case of "L&F" and "Lehn & Fink"), or until inventory of labels,

      packaging, nameplates and promotional materials are exhausted

      (whichever occurs first), on labels, packaging, nameplates and promotional materials in existence as of the Closing Date and marked with Excluded Marks; Purchaser may apply such labels, nameplates and packaging only to inventory of Product that is in existence as of the

      Closing Date, which was manufactured by Seller.

            Section 5.9  Transition Services.  (a)  Subject to the

provisions of Section 5.9(b) below, on the Closing Date, Purchaser and each of Sterling and Seller shall execute and deliver, or shall have executed and delivered, a transition services agreement or agreements (the

"Transition Services Agreement"), in form and substance mutually agreeable to the parties, pursuant to which (i) for a period of one year following the Closing Date, Sterling and Seller shall make available to Purchaser the support and administrative services currently being provided by Sterling or

Seller, as the case may be, to the Business on a basis substantially consistent with Sterling's and Seller's recent historical practice and for a price equal to the fully allocated cost of the service provider (which shall be substantially similar to that reflected with respect to such services in the Financial Statements), including, without limitation, computer and data processing services and any software associated therewith, customer billing services, customer equipment services, employee benefit plan administration, the use of office and warehouse facilities and related site services, utility services,

distribution services and maintenance services for equipment included in the Transferred Assets (such services, "Transition Services"), and

(ii) Purchaser shall make available to Seller such Transition Services, on a basis substantially consistent with Seller's recent historical practice with respect to the Business and for a price equal to the fully allocated cost of the service provider, as are necessary for the normal operation of

Seller's Other Businesses during such period of one year following the closing of the purchase and sale of Seller's Other Businesses or such shorter period as Seller or such purchaser may request.  It is understood and agreed that Seller's rights and obligations under the Transition

Services Agreement shall be assumed by the purchaser of Seller's Other

Businesses, in accordance with the terms of the purchase and sale agreement relating to Seller's Other Businesses, in connection with the closing of the transactions contemplated by such agreement, but Seller shall remain secondarily liable in respect of its obligations thereunder notwithstanding such assumption.

            (b)  Notwithstanding the provisions of Section 5.9(a), if the closing under the agreement relating to the purchase and sale of Seller's

Other Businesses shall have occurred prior to the Closing Date, then Seller covenants and agrees that, on or prior to such closing date, it shall enter into a Transition Services Agreement with the purchaser of Seller's Other Businesses in form and substance reasonably satisfactory to Purchaser that incorporates the terms and conditions set forth in clauses (i) and (ii) in Section 5.9(a), and it is understood and agreed that Seller's rights and obligations thereunder shall be assigned to

Purchaser on the Closing Date, but Seller shall remain secondarily liable in respect of its obligations thereunder notwithstanding such assignment.

            Section 5.10  Supply Agreement.  (a)  Subject to the provisions of Section 5.10(b) below, on the Closing Date, Purchaser and each of

Sterling and Seller shall execute and deliver, or shall have executed and delivered, a supply agreement or agreements (the "Supply Agreement") in form and substance mutually agreeable to the parties pursuant to which (i)

Sterling and Seller shall agree to maintain in place all agreements existing on the Closing Date listed in Schedule 5.10 that provide for the supply by Seller to Purchaser of materials to the Business for a period of three years from the Closing Date for a price equal to the supplier's fully allocated cost (as specified in Section 5.9(a)) plus three percent (3%) and

(ii) Purchaser shall agree to maintain in place all agreements existing on the Closing Date listed in Schedule 5.10 that provide for the supply by

Purchaser to Seller or the purchaser of Seller's Other Businesses, as the case may be, of materials to Seller's Other

Businesses for a period of three years following the closing date under the agreement for the purchase and sale of Seller's Other Businesses and for a price equal to the supplier's fully allocated cost plus three percent (3%).

It is understood and agreed that Seller's rights and obligations under the

Supply Agreement shall be assumed by the purchaser of Seller's Other

Businesses, in accordance with the terms of the purchase and sale agreement relating to Seller's Other Businesses, in connection with the closing of the transactions contemplated by such agreement, but Seller shall remain secondarily liable in respect of its obligations thereunder notwithstanding such assumption.

            (b)  Notwithstanding the provisions of Section 5.10(a), if the closing date for the purchase and sale of Seller's Other Businesses shall have occurred prior to the Closing Date, then Seller covenants and agrees that, on or prior to such closing date, it shall enter into a Supply

Agreement with the purchaser of Seller's Other Businesses, in form and substance reasonably satisfactory to Purchaser, that incorporates the terms and conditions set forth in clauses (i) and (ii) in Section 5.10(a), and it is understood and agreed that Seller's rights and obligations thereunder shall be assigned to Purchaser on the Closing Date, but Seller shall remain secondarily liable in respect of its obligations thereunder notwithstanding such assignment.

            Section 5.11  Software License Agreement.  At the Closing,

Purchaser and Seller shall execute and deliver a non-assignable (except upon the sale by Purchaser of the Business) perpetual royalty-free license for the benefit of Purchaser upon customary terms and otherwise in form and substance reasonably satisfactory to the Purchaser,

to use (i) the computer software (but not future enhancements or improvements thereto except as provided in clause (ii) below) that supports the applications described in Schedule 5.11 and (ii) all improvements or enhancements to such software made at the expense of the Purchaser following the Closing Date; provided, however, that (x) such software and related improvements and enhancements may be used only to the extent necessary to support the Business and the products currently sold by the

Business and any other products that would reasonably by characterized as

"do-it-yourself" products within the context of Seller's activities as currently conducted, and (y) Seller shall make no representation or warranty with respect to such software, including without limitation any implied warranty of merchantability or fitness for a particular purpose.

            Section 5.12  Insurance.  (a)  Kodak and Seller shall, until the Closing, maintain insurance coverage with respect to the Business and the Transferred Assets at presently existing levels.

            (b)   With respect to property insurance underwritten by all

insurance companies that are not Affiliates of Kodak, Kodak or Seller will promptly file and diligently prosecute all claims relating to any Loss suffered by the Business after December 31,

1993 that is covered by such insurance.  To the extent that Kodak or Seller receives payment in respect of any such claim Kodak or Seller will either

(a) apply the amounts received to the Business in the event such amounts are received prior to Closing or (b) pay over such amounts to Purchaser.

To the extent permissible under the terms of such insurance policies and applicable Law, Kodak or Seller shall cause Purchaser to be a named beneficiary under such insurance policies and, as of the Closing Date, to assign outstanding claims to Purchaser.

            (c)   With respect to insurance covering liability to third

parties underwritten by all insurance companies that are not Affiliates of

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

Transferred Assets or Assumed Liabilities which had not been discharged by

Seller prior to Closing and, as of the Closing Date, to assign outstanding claims to Purchaser.

            (d)   With respect to insurance covering liability to third

parties that is written on an occurrence basis, Kodak or Seller will promptly file and diligently prosecute all claims relating to any liability that constitutes or would constitute an Assumed Liability and that is covered by such insurance.  To the extent Kodak or Seller receives payment in respect of any claim relating to a liability that constitutes or would constitute an Assumed Liability and has not been discharged prior to

Closing, Seller or Kodak will either apply such amounts to discharge (to the extent of such amounts) such liability prior to the Closing or will pay over such amounts to Purchaser at or after Closing, in either case promptly after receipt thereof by Seller or Kodak.  Seller shall, to the extent permissible under the terms of such insurance policies and applicable law,

cause Purchaser to be a named beneficiary in respect of any claims relating to Assumed Liabilities which had not been discharged by Seller prior to

Closing and, as of the Closing Date, to assign outstanding claims to

Purchaser.

            (e)   If any liability which would, but for the application of

this Section 5.12(e), constitute an Assumed Liability, is covered by insurance under policies underwritten by insurance companies that are not

Affiliates of Kodak, then such
liability shall, to the extent (but only to the extent) of such coverage,

be deemed to be an Excluded Liability.

            Section 5.13  Acquisition of Rights to Confidentiality.  At the

Closing, Kodak, Seller or their Affiliates shall assign to Purchaser all rights of Kodak, Seller or any Affiliate under any confidentiality agreements between Kodak, Seller or any Affiliate and Persons other than

Purchaser that were entered into in connection with or relating to a possible sale of the Business or any part thereof, including, without limitation, the right to enforce all terms of such confidentiality agreements to the extent related to the Business.  At the Closing, Kodak,

Seller or any Affiliate shall deliver to Purchaser the original executed copies of all such confidentiality agreements.

            Section 5.14  No Shopping.  Kodak and Seller agree that they shall not, and shall not permit their Affiliates or representatives to,

directly or indirectly, in any way contact, initiate, solicit, enter into or conduct any discussions or negotiations, or enter into any agreement,

whether written or oral, with any Person with respect to the direct or indirect sale of the Business or the Transferred Assets (except, in the latter case, in the ordinary course of business).  Kodak shall, immediately upon receipt thereof by any officer of Kodak, Sterling or Seller or any of their respective Affiliates, notify Purchaser of the existence and terms of any contact, proposal or offer with respect to any of the foregoing.

            Section 5.15  Certain Litigation and Related Matters.  (a)  In

relation to the pending and threatened litigation (i) set forth on Schedule

3.8(a) and (ii) that constitutes an Excluded Liability ((i) and (ii), as well as any pending or threatened litigation against Purchaser in respect of the products listed in Schedule 2.3(f), collectively, the "Actions"),

each of Purchaser, on the one hand, and Kodak and Seller, on the other hand, agrees to cooperate with each other and their respective attorneys,

agents and employees in connection with the defense of any Actions by

Purchaser, on the one hand, or Kodak or Seller, on the other hand.

            (b)  Each of Purchaser, on the one hand, and Kodak and Seller,

on the other hand, agrees, upon the reasonable request of the other party which shall not unduly disrupt the operation of Purchaser's business or

Kodak's or Seller's business, as the case may be, to use reasonable best efforts (i) to make all employees who may have knowledge of the claims,

counterclaims or defenses asserted in the Actions available to the other party to testify in person at depositions related to and at the trial of,

the Actions, (ii) to provide the other party and their respective attorneys, agents and employees with access (x) at their respective place of employment, to all employees who may have knowledge of the claims,

counterclaims or defenses asserted in the Actions, (y) to all documents in the possession, custody or control of the other party and each of their respective agents or employees which may be related to the claims,

counterclaims or
defenses asserted in the Actions, and (z) to all facilities which are or were involved in the production of the relevant products or may contain information related to the Actions and any physical evidence which is in the possession, custody or control of the other party or their respective employees or agents.

            For the purposes of clause (x) of this paragraph (b)(ii),

"access" shall include oral contact (by telephone or in person) and written contact (by letter or facsimile).  For the purposes of clause (y) of this paragraph (b)(ii), "access" shall include the ability to review documents at the location where such documents are usually maintained on reasonable notice and during normal business hours, to review documents with the agents or employees of Purchaser or Kodak or Seller, as the case may be, at the usual place of business of such agents or employees, and to obtain copies of such documents.

            (c)   Each of Kodak and Seller, on the one hand, and Purchaser,

on the other hand, agrees to reimburse the other (and, in the case of Kodak and Seller, all assignees or transferees of, or successors to, Purchaser's interests in any relevant products) for all transportation costs, lodging and other out-of-pocket costs and expenses incurred by Purchaser, on the one hand, or Kodak or Seller, on the other hand, as the case may be (and,

in the case of Kodak and Seller, all assignees or transferees of, or successors to, Purchaser's interests in any relevant products), in complying with the provisions of this Section 5.15.

            (d)   In the event that Purchaser or Seller sells or assigns,

or a third party succeeds to, Purchaser's or Seller's interest in any relevant products or this Agreement, Purchaser or Seller agrees to cause such transfer, assignment, or succession, to be made subject to the assumption by the assignee, transferee or successor, of all of the obligations of Purchaser or Seller contained in paragraphs (a), (b) and (c)

of this Section 5.15.

            Section 5.16  Purchaser's Access.  For a period of three years from the Closing Date, Seller shall provide Purchaser with reasonable access to its personnel and independent accountants and advisors, and to such of its and their data and work papers that relate to, and is not otherwise available at, the Business, which is reasonably required to enable Purchaser and the Business to prepare audited financial statements of the Business for the latest three fiscal years to comply with applicable

U.S. securities laws; provided, however, that Purchaser shall reimburse

Seller for its reasonable out-of-pocket expenses incurred in connection with performing its obligations under this Section 5.16.



                                 ARTICLE VI

                           CONDITIONS TO CLOSING

            Section 6.1  Conditions to the Obligations of Purchaser and

Seller.  The obligations of the parties hereto to effect the Closing are subject to the satisfaction (or waiver) prior to the Closing of the following conditions:

            (a)  HSR and Other Antitrust Laws.  All filings under U.S.

Antitrust Laws and any other applicable Competition Laws shall have been made and any required waiting period under such laws applicable to the transactions contemplated hereby shall have expired or been earlier terminated.

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

            (c)  Legal Opinions.  Purchaser shall have received the

opinions of Seller's counsel, each dated as of the Closing Date, addressed to Purchaser substantially to the effect set forth in Annex 6.2(c) hereto.

            (d)   Ancillary Agreements.  Seller, or an Affiliate of Seller,

and Kodak, as the case may be, shall have executed and delivered, or assigned its rights and obligations under, as the case may be, the

Ancillary Agreements.

            (e)   No Material Adverse Change.  Since December 31, 1993, the

Business shall not have suffered a Material Adverse Change.

            Section 6.3  Conditions to the Obligations of Kodak and Seller.

The obligation of Seller to effect the Closing is subject to the satisfaction (or waiver) prior to the Closing of the following conditions:

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

            (c)   Legal Opinions.  Seller and Kodak shall have received the

opinions of the Purchaser's counsel, dated as of the Closing Date,

addressed to Seller, Sterling and Kodak substantially to the effect set forth in Annex 6.3(c) hereto.

            (d)   Ancillary Agreements.  Purchaser shall have executed and

delivered, or assumed the obligations under, as the case may be, the

Ancillary Agreements.



                                ARTICLE VII

                         SURVIVAL; INDEMNIFICATION

            Section 7.1  Survival.  The representations and warranties of

Seller and Kodak contained in this Agreement shall survive the Closing for the period set forth in this Section 7.1.

All of the representations and warranties of Seller and Kodak contained in this Agreement shall terminate upon expiration of 18 months after the

Closing Date, except that the representation and warranty in Section

3.16(a) shall terminate upon expiration of 30 months after the Closing

Date, the representations and warranties in Sections 3.1, 3.2, 3.3, 3.4,

3.5, 3.6, 3.16 (only as to title to Owned Real Property, Leased Real

Property and Tangible Property) and 3.17 shall have no expiration date, the representation and warranty in Section 3.9 shall survive, with respect to any Tax Return, until the applicable statute of limitations has run for any such Tax Return required to be filed on or before the date of this

Agreement, and the representation in Section 3.12 shall survive for eight years and the representations and warranties of Purchaser contained in this

Agreement shall have no expiration date; it being understood that in the event notice of any claim for indemnification under Section 7.2(i) or

Section 7.3(a)(i) hereof shall have been given (within the meaning of

Section 9.1) within the applicable survival period, the representations and warranties that are the subject of such indemnification claim shall survive until such time as such claim is finally resolved.  Seller, Sterling and

Kodak shall have no indemnification obligation with respect to any indemnification claim made for breach of a representation or warranty contained in this Agreement if such claim is made after the end of the applicable survival period.

            Section 7.2  Indemnification by Purchaser.  Purchaser hereby agrees that it shall indemnify, defend and hold harmless Seller, Kodak,

their Affiliates, and, if applicable, their respective directors, officers,

shareholders, partners, attorneys, accountants, agents and employees and their heirs, successors and assigns (the "Seller Indemnified Parties")

from, against and in respect of any damages, claims, losses, charges,

actions, suits, proceedings, deficiencies, interest, penalties, and reasonable costs and expenses (including without limitation reasonable attorneys' fees, removal costs, remediation costs, closure costs, fines,

penalties and expenses of investigation and ongoing monitoring)

(collectively, the "Losses") imposed on, sustained, incurred or suffered by or asserted against any of the Seller Indemnified Parties, directly or indirectly relating to or arising out of (i) any breach of any representa-

tion or warranty made by Purchaser contained in this Agreement, (ii) the

Assumed Liabilities, and (iii) the breach of any covenant or agreement of

Purchaser contained in this Agreement.  Each of Seller, Sterling and Kodak

(x) acknowledges that this Article VII constitutes its sole remedy against the Purchaser Indemnified Parties with respect to any Losses arising under any Environmental Law or with respect to any Hazardous Substance, and

(y) expressly waives any rights or causes of action which it may have against the Purchaser Indemnified Parties under any Environmental Law with respect to such Losses, in each case (x) and (y), to the extent

(but only to the extent) that such Losses are in respect of Assumed

Liabilities.

            Section 7.3  Indemnification by Seller, Sterling and Kodak.

(a)  Seller, Sterling and Kodak hereby agree that they shall jointly and severally indemnify, defend and hold harmless Purchaser, its Affiliates and, if applicable, their respective directors, officers, shareholders,

partners, attorneys, accountants, agents and employees and their heirs,

successors and assigns (the "Purchaser Indemnified Parties"; collectively with the Seller Indemnified Parties, the "Indemnified Parties") from,

against and in respect of any Losses imposed on, sustained, incurred or suffered by or asserted against any of the Purchaser Indemnified Parties,

directly or indirectly relating to or arising out of (i) subject to Section

7.3(b), any breach of any representation or warranty made by Seller,

Sterling or Kodak contained in this Agreement, (ii) subject to Section

7.3(b), the litigation referred to in Schedule 7.3, (iii) liabilities arising out of or relating to the L&F Restructuring, (iv) all Excluded

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

Asset), (v) the breach of any covenant or agreement of Seller,

Sterling or Kodak contained in this Agreement and (vi) the failure of

Seller or any of its Affiliates to comply with the provisions of the "bulk transfer" or similar laws of any jurisdiction (including any so-called "tax bulk sales provisions") in connection with the transactions contemplated by this Agreement (other than Losses arising as a result of Purchaser's failure to discharge any Assumed Liabilities).  Purchaser (x) acknowledges that this Article VII constitutes Purchaser's sole remedy against the

Seller Indemnified Parties with respect to any Losses arising under any

Environmental Law or with respect to any Hazardous Substance, and

(y) expressly waives any rights or causes of action which it may have against the Seller Indemnified Parties under any Environmental Law with respect to such Losses, in each case (x) and (y), to the extent (but only to the extent) such Losses are in respect of Excluded Liabilities.

            (b)   As to any Losses with respect to the matters contained in

Section 7.3(a)(ii), Seller, Sterling and Kodak shall be jointly and severally liable for 50% of such Losses to the extent that such Losses do not exceed $1,000,000 in the aggregate.  As to any Losses in excess of

$1,000,000 in the aggregate with respect to the matters contained in

Section 7.3(a)(ii) and as to any Losses with respect to the matters contained in Section 7.3(a)(i), Seller, Sterling and Kodak shall be jointly and severally liable to the Purchaser Indemnified Parties  to the extent

(but only to the extent) the Losses
therefrom exceed an aggregate amount equal to $14 million (the

"Deductible") and then only for all such Losses in excess thereof up to an aggregate amount of recovery equal to $100 million (the "Cap"); provided,

however, that Seller and Kodak shall not be liable for any individual Loss

(or series of Losses arising from (x) a continuing breach of a particular representation and warranty or (y) a common set of facts) with respect to the matters contained in Section 7.3(a)(i) which does not exceed $50,000,

unless the amount of all such Losses exceeds $1,000,000 in the aggregate,

in which case all of the provisions of this Article VII, except this proviso, shall apply.  Notwithstanding the provisions of the next preceding sentence, Seller and Kodak shall be liable to the Purchaser Indemnified

Parties for any Losses related to a breach of the representations and warranties made in Section 3.16(a), but only to the extent such Losses exceed an aggregate amount equal to $50,000 and then only for all such

Losses in excess thereof up to an aggregate amount of recovery equal to the

Purchase Price.  For purposes of determining whether the Deductible and the

Cap have been exceeded, Losses with respect to the matters contained in

Section 7.3(a)(i) and Section 7.3(a)(ii) shall be aggregated, except that the Losses referred to in the first sentence of this Section 7.3(b) shall be excluded from such determination.

            (c)  The Material Adverse Effect and materiality (or

correlative meaning) qualifications included in the representations and warranties set forth in Articles III and IV

(other than in Section 3.16(c)) shall have no effect on any provisions in this Section 7.3 concerning the indemnities of Kodak, Seller, Sterling or

Purchaser with respect to such representations and warranties, each of which is given as though there were no Material Adverse Effect or materiality qualification for purposes of such indemnities.

            Section 7.4  Indemnification Procedures.  With respect to third party claims other than those relating to Taxes, all claims for indemnification by any Indemnified Party hereunder shall be asserted and resolved as set forth in this Section 7.4.  In the event that any written claim or demand for which an indemnifying party, Seller, Sterling, Kodak or

Purchaser, as the case may be (an "Indemnifying Party"), would be liable to any Indemnified Party hereunder is asserted against or sought to be collected from any Indemnified Party by a third party, such Indemnified

Party shall promptly, but in no event more than 30 days following such

Indemnified Party's receipt of such claim or demand, notify the Indemnify-

ing Party of such claim or demand and the amount or the estimated amount thereof to the extent then feasible (which estimate shall not be conclusive of the final
amount of such claim and demand) (the "Claim Notice"); provided, however,

that if the Claim Notice has been given within any applicable survival period, failure to notify the Indemnifying Party within such 30-day period shall relieve the Indemnifying Party of its indemnification obligation only to the extent that the Indemnifying Party is actually prejudiced thereby.

The Indemnifying Party shall have 30 days from the personal delivery or mailing of the Claim Notice (the "Notice Period") to notify the Indemnified

Party (a) whether or not the Indemnifying Party disputes the liability of the Indemnifying Party to the Indemnified Party hereunder with respect to such claim or demand and (b) whether or not it desires to defend the

Indemnified Party against such claim or demand.  All costs and expenses incurred by the Indemnifying Party in defending such claim or demand shall be a liability of, and shall be paid by, the Indemnifying Party; provided,

however, that the amount of such costs and expenses that shall be a liability of the Indemnifying Party hereunder shall be subject to the limitations set forth in Section 7.3(b) hereof.  Except as hereinafter provided, in the event that the Indemnifying Party notifies the Indemnified

Party within the Notice Period that it desires to defend the Indemnified

Party against such claim or demand, the Indemnifying Party shall have the right to defend the Indemnified Party by appropriate proceedings and shall have the sole power to direct and control such defense.  If any Indemnified

Party desires to participate in any such defense it may do so at its sole cost and expense.  Neither
the Indemnifying Party nor the Indemnified Party shall settle a claim or demand without the consent of the other party (which consent will not be unreasonably withheld).  If the Indemnifying Party elects not to defend the

Indemnified Party against such claim or demand, whether by not giving the

Indemnified Party timely notice as provided above or otherwise, then the amount of any such claim or demand, or, if the same be contested by the

Indemnified Party, then that portion thereof as to which such defense is unsuccessful (and the reasonable costs and expenses pertaining to such defense) shall be the liability of the Indemnifying Party hereunder,

subject to the limitations set forth in Section 7.3(b) hereof.  To the extent the Indemnifying Party shall direct, control or participate in the defense or settlement of any third party claim or demand, the Indemnified

Party will give the Indemnifying Party and its counsel access to, during normal business hours, the relevant business records and other documents,

and shall permit them to consult with the employees and counsel of the

Indemnified Party.  Regardless of which Person assumes control of the defense of any claim, each party shall cooperate in the defense thereof.

            Section 7.5  Characterization of Indemnification Payments.  All

amounts paid by Seller, Kodak or Purchaser, as the case may be, under

Article II (other than Section 2.7(c)), Article V or this Article VII shall, to the extent permitted by law, be treated as adjustments to the

Purchase Price for all Tax purposes.

            Section 7.6  Computation of Losses Subject to Indemnification.

The amount of any Loss for which indemnification is provided under Article

II or this Article VII shall be computed net of any net insurance proceeds received by the Indemnified Party in connection with such Loss.  For the purposes of this paragraph, the term "net insurance proceeds" shall mean the insurance proceeds received by the Indemnified Party less the amount of any premiums paid in respect thereof and any retrospective premium adjustments or reimbursement obligations relating thereto and less any increase in premiums attributable thereto.



                                ARTICLE VIII

                                TERMINATION

            Section 8.1  Termination.  This Agreement may be terminated at any time prior to the Closing:

            (a)   by agreement of Purchaser and Seller;

            (b)   by either Purchaser or Seller, by giving written notice

of such termination to the other party, if (x) any condition thereto other than the conditions set forth in Section 6.1 (but only insofar as related to Competition Laws) shall not have been satisfied or waived and (y) the

Closing shall not have occurred on or prior to January 31, 1995; provided that the terminating party is not in material breach of its obligations under this Agreement;

            (c)   by either Purchaser or Seller if there shall be in effect

any law or regulation that prohibits the consummation of the Closing or if consummation of the Closing would violate any non-appealable final order,

decree or judgment of any court or governmental body having competent jurisdiction;

            (d)   by either Purchaser or Seller if, as a result of action

or inaction by the other Party, the Closing shall not have occurred on or prior to the date that is 10 Business Days following the later of (i)

November 18, 1994, and (ii) the date on which all of the conditions to

Closing set forth in Section 6.1 or 6.2 are satisfied or waived.

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

Sections 9.1, 9.7, 9.8, 9.9, 9.10 and 9.11 except that nothing herein will relieve any party from liability for any breach of this Agreement prior to such termination.

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

            To Purchaser:     MTF Acquisition Corp.
                              767 Fifth Avenue
                              New York, New York 10153
                              Telephone:  (212) 355-5656
                              Telecopy:   (212) 759-9059
                              Attn:  Steven B. Klinsky

            With a copy to:

                              Fried, Frank, Harris, Shriver
                                & Jacobson
                              One New York Plaza
                              New York, New York  10004
                              Telephone:  (212) 820-8000
                              Telecopy:  (212) 747-1526
                              Attn:  Aviva F. Diamant

            To Kodak:

                              EASTMAN KODAK COMPANY
                              343 State Street
                              Rochester, New York 14650
                              Telephone:  (716) 724-4000
                              Telecopy:  (716) 724-9448
                              Attn:  General Counsel

            With a copy to:

                              SULLIVAN & CROMWELL
                              125 Broad Street
                              New York, New York 10004
                              Telephone:  (212) 558-4000
                              Telecopy:  (212) 558-3588
                              Attn:  Robert S. Risoleo

            To Seller:

                              L&F PRODUCTS INC.
                              c/o Eastman Kodak Company
                              343 State Street
                              Rochester, New York 14650
                              Telephone:  (716) 724-1932
                              Telecopy:  (716) 724-9448
                              Attn:  Kenneth K. Doolittle

            With a copy to:

                              SULLIVAN & CROMWELL
                              125 Broad Street
                              New York, New York 10004
                              Telephone:  (212) 558-4000
                              Telecopy:  (212) 558-3588
                              Attn:  Robert S. Risoleo

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

            Section 9.3  Assignment.  No party to this Agreement may assign any of it rights or obligations under this Agreement without the prior written consent of the other parties hereto provided that Purchaser may assign its rights and obligations hereunder to one or more of its

Affiliates without obtaining any such consent from Seller, except that if any such assignment would adversely affect Seller's ability to transfer any material Transferred Assets hereunder, such assignment shall be subject to

Seller's prior written consent, which consent shall not be unreasonably withheld.  Any attempted assignment in contravention hereof shall be null and void.

            Section 9.4  Entire Agreement.  This Agreement (including all

Schedules and Annexes hereto) contains the entire agreement between the parties hereto with respect to the subject matter hereof and supersede all prior agreements and understandings, oral or written, with respect to such matters, except for the Confidentiality Agreement which will remain in full force and effect for the term specified therein.

            Section 9.5  Fulfillment of Obligations.  Any obligation of any party to any other party under this Agreement or any of the Ancillary

Agreements, which obligation is performed, satisfied or fulfilled by an

Affiliate of such party, shall be deemed to have been performed, satisfied or fulfilled by the such party.

            Section 9.6  Parties in Interest.  This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns. Except as expressly provided in Article VII with respect to Indemnified Parties, nothing in this Agreement, express or implied, is intended to confer upon any Person other than Purchaser, Seller, Kodak or their successors or permitted assigns, any rights or remedies under or by reason of this Agreement.

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

Records furnished by Kodak, Seller, the Business or any of their respective agents, employees, or representatives (including all copies, if any,

thereof), and shall not use or disclose the information contained in such

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

            Section 9.10  Schedules.  The disclosure of any matter in any schedule to this Agreement shall be deemed to be a disclosure for all purposes of this Agreement to which such matter is evident from the face of the Schedule, except that the matters addressed in Schedule 3.16(a) shall be addressed solely as described in Schedule 3.16(a).  Any such disclosure shall expressly not be deemed to constitute an admission by Seller or

Purchaser or to otherwise imply that any such matter is material for the purposes of this Agreement.

            SECTION 9.11  GOVERNING LAW; SUBMISSION TO JURISDICTION;

SELECTION OF FORUM.  THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN

ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.  EACH PARTY HERETO

AGREES THAT IT SHALL BRING ANY ACTION OR PROCEEDING IN RESPECT OF ANY CLAIM

ARISING OUT OF OR RELATED TO THIS AGREEMENT OR THE TRANSACTIONS CONTAINED

IN OR CONTEMPLATED BY THIS AGREEMENT, WHETHER IN TORT OR CONTRACT OR AT LAW

OR IN EQUITY, EXCLUSIVELY IN THE UNITED STATES DISTRICT COURT FOR THE

SOUTHERN DISTRICT OF NEW YORK OR THE SUPREME COURT OF THE STATE OF NEW YORK

FOR THE COUNTY OF NEW YORK (THE "CHOSEN COURTS") AND (I) IRREVOCABLY

SUBMITS TO THE EXCLUSIVE

JURISDICTION OF THE CHOSEN COURTS, (II) WAIVES ANY OBJECTION TO
LAYING

VENUE IN ANY SUCH ACTION OR PROCEEDING IN THE CHOSEN COURTS, (III) WAIVES

ANY OBJECTION THAT THE CHOSEN COURTS ARE AN INCONVENIENT FORUM OR DO NOT

HAVE JURISDICTION OVER ANY PARTY HERETO AND (IV) AGREES THAT SERVICE OF

PROCESS UPON SUCH PARTY IN ANY SUCH ACTION OR PROCEEDING SHALL BE EFFECTIVE

IF NOTICE IS GIVEN IN ACCORDANCE WITH SECTION 9.1 OF THIS AGREEMENT.

PURCHASER IRREVOCABLY DESIGNATES CT CORPORATION SYSTEMS AS ITS AGENT AND

ATTORNEY IN FACT FOR THE ACCEPTANCE OF SERVICE OF PROCESS AND MAKING AN

APPEARANCE ON ITS BEHALF IN ANY SUCH ACTION OR PROCEEDING AND TAKING ALL

SUCH ACTS AS MAY BE NECESSARY OR APPROPRIATE IN ORDER TO CONFER

JURISDICTION OVER IT UPON THE CHOSEN COURTS, AND PURCHASER STIPULATES THAT

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


                                    EASTMAN KODAK COMPANY



                                    By:\s\ Wilbur J. Prezzano
                                       Name: Wilbur J. Prezzano
                                       Title: Executive Vice President


                                    L&F PRODUCTS INC.



                                    By:\s\ Douglas A. Mabon
                                       Name: Douglas A. Mabon
                                       Title: Vice President


                                    STERLING WINTHROP INC.



                                    By:\s\ Wilbur J. Prezzano
                                       Name: Wilbur J. Prezzano
                                       Title: Chairman


                                    MTF ACQUISITION CORP.



                                    By:\s\ Steven B. Klinsky
                                       Name: Steven B. Klinsky
                                       Title: President