Form 10-K
period 1994-12-31
EASTMAN KODAK CO
filed 1995-03-10
CIK 31235

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K


           X  Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 (Fee Required)

              For the year ended December 31, 1994 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

At December 31, 1994, 339,756,692 shares of Common Stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the New York Stock Exchange at January 31, 1995) of the voting stock held by nonaffiliates was approximately $16.6 billion.

ITEM 1.  BUSINESS

Eastman Kodak Company (the Company) is engaged primarily in developing, manufacturing, and marketing consumer and commercial imaging products.

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

Kodak's sales, earnings and identifiable assets by industry segment for the past three years are shown in Segment Information on page 46.
- - ------------------------------------------------------------------------------


CONSUMER IMAGING SEGMENT

Sales of the consumer imaging segment, including intersegment sales, for the past three years were:

(in millions)                                      1994       1993       1992

                                                 $5,919     $5,292     $5,414

The products of the consumer imaging segment are used for capturing, recording or displaying a consumer originated image. For example, traditional amateur photography requires, at a minimum, a camera, film, and photofinishing. Photofinishing requires equipment and supplies, including chemicals and paper for prints.

Kodak manufactures and markets various components of imaging systems. For amateur photography, Kodak supplies films, photographic papers, processing services, photographic chemicals, cameras and projectors. Recent imaging products developed by Kodak include new generations of films, cameras, photographic papers and single-use cameras.

Marketing and Competition. Kodak's consumer imaging products and services are distributed worldwide through a variety of channels. Individual products are often used in substantial quantities in more than one market. Most sales of the consumer imaging segment are made through dealers. Independent retail outlets handling Kodak amateur products total many thousands. In a few areas abroad, Kodak products are marketed by independent national distributors.

Kodak's advertising programs actively promote its products and services in its various markets, and its principal trademarks, trade dress, and corporate symbol are widely used and recognized.

Kodak's consumer imaging products and services compete with similar products and services of others. Competition in traditional imaging markets is strong throughout the world. Many large and small companies offer similar products and services that compete with Kodak's business. Kodak's products are continually improved to meet the changing needs and preferences of its customers.

Raw Materials. The raw materials used by the consumer imaging segment are many and varied and generally available. Silver is one of the essential materials in photographic film and paper manufacturing. Digital electronics are becoming more integral in product offerings.

- - ------------------------------------------------------------------------------

COMMERCIAL IMAGING SEGMENT

Sales of the commercial imaging segment for the past three years were:

(in millions)                                     1994       1993       1992

                                                $7,646     $7,382     $7,592

The commercial imaging segment consists of businesses that serve the imaging and information needs of commercial customers. Products in this segment are used to capture, store, process and display images and information in a variety of forms.

Kodak products for the commercial imaging segment include films, photographic papers, photographic plates, chemicals, processing equipment and audiovisual equipment, as well as copiers, graphic arts films, microfilm products, applications software, printers and other business equipment and service agreements to support these products. These products serve professional photofinishers, professional photographers, customers in the healthcare industry, customers in motion picture, television, commercial printing and publishing, office automation and government markets. Recent commercial imaging products developed by Kodak include commercial imaging applications for the recently introduced photo CD system.

Marketing and Competition. Kodak's commercial imaging products and services are distributed through a variety of channels. The Company also sells and leases business equipment directly to users. Most sales of the commercial imaging segment, however, are made through dealers.

Kodak's commercial imaging products and services compete with similar products and services of other small and large companies. Strong competition exists throughout the world. Kodak's products are continually improved to meet the changing needs and preferences of its customers.

Raw Materials.  The raw materials used by the commercial imaging segment are many and varied and generally available.  Silver is one of the essential materials in photographic film and paper manufacturing. Electronic components represent a significant portion of the cost of the materials used in the manufacture of business equipment.
- - ------------------------------------------------------------------------------

DISCONTINUED OPERATIONS - HEALTH BUSINESSES

On May 3, 1994, the Company announced its intent to divest the following non-imaging health businesses: the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostics Division. These businesses are reported as discontinued operations with results for prior periods restated. At December 31, 1994, the Company had completed the sales of all of these businesses for aggregate gross proceeds of $7,858 million. In addition, as part of the divestiture, the Company is actively negotiating with potential buyers for its pharmaceutical research and development facility and its NanoSystems unit, and anticipates completing these transactions in 1995.

Sales of products of these discontinued health businesses for the past three years were (1994 sales are through sales dates):

(in millions)                           1994       1993       1992

                                      $3,175     $3,694     $3,553

- - ------------------------------------------------------------------------------

DISCONTINUED OPERATIONS - CHEMICALS SEGMENT

On December 31, 1993, the Company distributed all of the outstanding shares of common stock of Eastman Chemical Company (Eastman), which represented substantially all of the Company's worldwide chemical business, as a dividend to the Company's shareowners (the spin-off) in a ratio of one share of Eastman common stock for every four shares of Kodak common stock. As a result of the spin-off, Eastman became an independent publicly held company listed on the New York Stock Exchange and its operation ceased to be owned by the Company. In connection with the spin-off, Eastman assumed $1.8 billion of new borrowings, the proceeds from which were used by the Company to retire other borrowings. The chemicals segment has been reported as discontinued operations and results for prior periods have been restated.

Sales of chemicals segment products, including intersegment sales, for the two years ended December 31, 1993 and 1992 were:

(in millions)                          1993       1992

                                     $3,976     $3,927

- - ------------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development. In 1994, $859 million (1993 - $864 million; 1992 - $988 million) was expended for research and development in continuing operations. Research and development groups for continuing operations are located principally in the United States in Rochester, New York; outside the U.S., research and development groups are located in England, France, Japan and Germany. These groups, in close cooperation with manufacturing units and marketing organizations, are constantly developing new products and applications to serve both existing and new markets.

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

- - ------------------------------------------------------------------------------

ENVIRONMENTAL PROTECTION

Kodak is subject to various laws and governmental regulations concerning environmental matters. Some of the U.S. federal environmental legislation having an impact on Kodak includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, and the Comprehensive Environmental Response, Compensation and Liability Act (the Superfund law).

Kodak continues to engage in a program for environmental protection and control. During 1994, expenditures for pollution prevention and waste treatment for continuing operations at various manufacturing facilities totaled $122 million. These costs included $83 million of recurring costs associated with managing hazardous substances and pollution in on-going operations, $36 million of capital expenditures to limit or monitor hazardous substances or pollutants, and $3 million of mandated expenditures to remediate previously contaminated sites. These expenditures have been accounted for in accordance with the Company's accounting policy for environmental costs. The Company expects these recurring and remediation costs to increase slightly and capital to increase significantly in the near future. While these costs will continue to be significant cash outflows for the Company, it is not expected that these costs will have an impact materially different from 1994's environmental expenditures on the Company's financial position, results of operations, cash flows or competitive position.

In October 1994, the Company, the Environmental Protection Agency (EPA), and the U.S. Department of Justice announced the settlement of a civil complaint alleging noncompliance by the Company with federal environmental regulations at the Company's Kodak Park manufacturing site in Rochester, New York. The Company paid a penalty of $5 million. A Consent Decree was signed under which the Company is subject to a Compliance Schedule by which the Company will improve its waste characterization procedures, upgrade one of its incinerators and evaluate and upgrade its industrial sewer system over a 12-year period. The expenditures that may be required to complete this program cannot currently be reasonably estimated since upgrade plans have not been finalized and must be developed on an ongoing basis. Further, most costs associated with the program will be for capital expenditures.

The Company has reviewed a RCRA Facility Assessment (RFA) pertaining to the Company's Kodak Park site in Rochester, New York and has completed a broad-based assessment of the site in response to the RFA. While future expenditures associated with any remediation activities could be significant, it is not possible to reasonably estimate those expenditures until remedial investigation and feasibility studies are performed.

The Company accrues for remediation costs that relate to an existing condition caused by past operations when it is probable that these costs will be incurred and can be reasonably estimated. The Company has accrued for remediation costs of $108 million in its financial statements at December 31, 1994, compared with $84 million at December 31, 1993.

The Clean Air Act Amendments were enacted in 1990. The Company may be required to incur significant costs, primarily capital in nature, over a period of several years to comply with the provisions of this Act. The expenditures that may be required cannot be currently reasonably estimated since either implementing regulations have not been issued or compliance plans have not been finalized.

- - ------------------------------------------------------------------------------

EMPLOYMENT

At the end of 1994, the Company employed 96,300 people, of whom 54,300 were employed in the U.S. The acquisition of Qualex during 1994 added approximately 7,600 people to the Company's U.S. employment. Acquisitions outside the U.S. during 1994 added approximately 1,200 people to the Company's employment levels. Approximately 5,100 personnel left the Company during 1994 under restructuring programs.

- - ------------------------------------------------------------------------------

Financial information by geographic areas for the past three years is shown in Segment Information on page 45.

- - ------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

The consumer imaging segment of Kodak's business in the United States is centered in and near Rochester, New York, where photographic goods are manufactured. Another manufacturing facility near Windsor, Colorado, also produces sensitized photographic goods. Regional distribution centers are located in various places within the United States.

Consumer imaging manufacturing facilities outside the United States are located in Australia, Brazil, Canada, France, Mexico and the United Kingdom. Kodak maintains marketing and distribution facilities in many parts of the world. The Company also owns processing laboratories in numerous locations worldwide.

Products in the commercial imaging segment are manufactured primarily in Rochester, New York and Windsor, Colorado. Manufacturing facilities outside the United States are located in Germany, Mexico and the United Kingdom.

The Company owns or leases administrative, manufacturing, marketing, and processing facilities in various parts of the world. The leases are for various periods and are generally renewable.

The manufacturing and marketing facilities are adequate and suitable, in relation to prevailing conditions, to serve the needs of their marketing areas.

- - ------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

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

In addition to the foregoing environmental actions, the Company has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at approximately twenty-five Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have similarly been designated at these sites and, although the law imposes joint and several liability on PRPs, as a practical matter costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial condition or results of operations.

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



- - ------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
- - ------------------------------------------------------------------------------

Executive Officers of the Registrant
(as of December 31, 1994)
                                                         Date First Elected
                                                           an          to
                                                       Executive      Present
     Name               Age    Positions Held          Officer        Office

George M. C. Fisher      54   Chairman of the Board,
                              President and Chief
                              Executive Officer          1993          1993
Michael P. Benard        47   Vice President             1994          1994
Richard T. Bourns        60   Senior Vice President      1988          1990
Harry L. Kavetas         57   Executive Vice President   1994          1994
James W. Meyer           51   Senior Vice President      1994          1994
Michael P. Morley        51   Senior Vice President      1994          1994
Wilbur J. Prezzano       54   Executive Vice President,
                              Director                   1980          1994
Leo J. Thomas            58   Executive Vice President,
                              Director                   1977          1994
Gary P. Van Graafeiland  48   Senior Vice President
                              and Secretary              1992          1992

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for more than five years, except for Mr. Fisher, who joined the Company on December 1, 1993, and Mr. Kavetas, who joined the Company on February 11, 1994. Prior to joining Kodak, Mr. Fisher held executive positions with Motorola, Inc., most recently as Chairman and Chief Executive Officer. Prior to joining Kodak, Mr. Kavetas held executive positions with International Business Machines (IBM) Corporation, most recently as President, Chief Executive Officer and a director of IBM Credit Corporation.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

- - ------------------------------------------------------------------------------

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Eastman Kodak Company common stock is principally traded on the New York Stock Exchange. There were 151,349 shareholders of record of common stock as of December 31, 1994. See Cash Dividends and Market Price Data on pages 16 and 17, respectively.
- - ------------------------------------------------------------------------------

SELECTED FINANCIAL DATA
                                 Eastman Kodak Company and Subsidiary Companies
                                     Selected Consolidated Financial Data
                                         For the Year Ended in December

(amounts in millions,       1994 (1)    1993 (2)    1992 (3)    1991 (4)    1990 (5)
except per share data)
Sales from continuing
 operations                 $13,557     $12,670     $12,992     $12,427     $12,526

Earnings from
 continuing operations
  before extraordinary
   item and cumulative
    effect of changes in
     accounting principle       554         644         845          12         548

Earnings from discontinued
 operations before
  cumulative effect of
   changes in accounting
    principle                   269          23         149           5         155
                            -------     -------     -------     -------     -------
Earnings before
 extraordinary item
  and cumulative effect
   of changes in
    accounting principle        823         667         994          17         703

Extraordinary item             (266)        (14)          -           -           -
                            -------     -------     -------     -------     -------

Earnings before cumulative
 effect of changes in
  accounting principle          557         653         994          17         703
                            -------     -------     -------     -------     -------

Cumulative effect of
 changes in accounting
  principle:
   Continuing operations          -      (1,649)        100           -           -
   Discontinued operations        -        (519)         52           -           -
                            -------     -------     -------     -------     -------
Total cumulative effect of
 changes in accounting
  principle                       -      (2,168)        152           -           -
- - -------                     -------     -------     -------     -------
Net earnings (loss)         $   557     $(1,515)    $ 1,146     $    17     $   703
                            =======     =======     =======     =======     =======

SELECTED FINANCIAL DATA (continued)
                                 Eastman Kodak Company and Subsidiary Companies
                                     Selected Consolidated Financial Data
                                         For the Year Ended in December

                            1994 (1)    1993 (2)    1992 (3)    1991 (4)    1990 (5)
Primary earnings per
 share from continuing
  operations before
   extraordinary item and
    cumulative effect of
     changes in accounting
      principle             $  1.65     $  1.95     $  2.60     $   .04     $  1.69

Primary earnings per
 share from discontinued
  operations before
   cumulative effect of
    changes in accounting
     principle                  .80         .07         .46         .01         .48
     -------                -------     -------     -------     -------
Primary earnings per share
 before extraordinary item
  and cumulative effect
   of changes in accounting
    principle                  2.45        2.02        3.06         .05        2.17

Extraordinary item             (.79)       (.04)          -           -           -
                            -------     -------     -------     -------     -------

Primary earnings per share
 before cumulative effect
  of changes in accounting
   principle                   1.66        1.98        3.06         .05        2.17
                            -------     -------     -------     -------     -------

Cumulative effect of
 changes in accounting
  principle:
   Continuing operations          -       (5.02)        .31           -           -
   Discontinued operations        -       (1.58)        .16           -           -
                            -------     -------     -------     -------     -------
Total cumulative effect of
 changes in accounting
  principle                       -       (6.60)        .47           -           -
     -------                -------     -------     -------     -------
Primary earnings (loss)
 per share                  $  1.66     $ (4.62)    $  3.53     $   .05     $  2.17
                            =======     =======     =======     =======     =======

SELECTED FINANCIAL DATA (continued)
                                 Eastman Kodak Company and Subsidiary Companies
                                     Selected Consolidated Financial Data
                                           For the Year Ended in December

                              1994 (1)   1993 (2)   1992 (3)    1991 (4)    1990 (5)
Fully diluted earnings
 per share from continuing
  operations before extra-
   ordinary item and cumu-
    lative effect of changes
     in accounting principle  $  1.63    $  1.95    $  2.56     $   .04     $  1.69

Fully diluted earnings per
 share from discontinued
  operations before
   cumulative effect of
    changes in accounting
     principle                    .79        .07        .42         .01         .47
                              -------    -------    -------     -------     -------
Fully diluted earnings
 per share before extra-
  ordinary item and cumu-
   lative effect of changes
    in accounting principle      2.42       2.02       2.98         .05        2.16

Extraordinary item               (.79)      (.04)         -           -           -
                              -------    -------    -------     -------     -------
Fully diluted earnings
 per share before cumu-
  lative effect of changes
   in accounting principle       1.63       1.98       2.98         .05        2.16
                              -------    -------    -------     -------     -------
Cumulative effect of
 changes in accounting
  principle:
   Continuing operations            -      (5.02)       .28           -           -
   Discontinued operations          -      (1.58)       .15           -           -
                              -------    -------    -------     -------     -------
Total cumulative effect of
 changes in accounting
  principle                         -      (6.60)       .43           -           -
                              -------    -------    -------     -------     -------
Fully diluted earnings
 (loss) per share             $  1.63    $ (4.62)   $  3.41     $   .05     $  2.16
                              =======    =======    =======     =======     =======
Cash dividends declared
 per common share (6)         $  1.60    $  2.00    $  2.00     $  2.00     $  2.00

Total assets                   14,968     18,810     19,038      19,952      20,085

Long-term borrowings              660      6,727      5,259       5,648       5,036

(1)  After deducting $340 million of restructuring costs from continuing operations which reduced net earnings by $254 million and $110 million loss on the extinguishment of certain financial instruments, which reduced net earnings by $80 million.
(2)  After deducting $495 million of restructuring costs from continuing operations which reduced net earnings by $353 million and after deducting $55 million of restructuring costs from discontinued operations which reduced net earnings by $34 million.  The net loss for
     1993 was due to an after-tax charge of $2.17 billion from the cumulative effect of adopting
     Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for
     Postretirement Benefits Other Than Pensions, and SFAS No. 112, Employers' Accounting for
     Postemployment Benefits.
(3)  After deducting $219 million of restructuring costs from continuing operations which reduced net earnings by $140 million and after deducting $1 million of restructuring costs from discontinued operations which reduced net earnings by less than $1 million.  Net earnings for 1992 benefited by $152 million from the cumulative effect of adopting SFAS No.
     109, Accounting for Income Taxes.
(4)  After deducting $1,448 million of restructuring costs from continuing operations which reduced net earnings by $934 million and after deducting $157 million of restructuring costs from discontinued operations which reduced net earnings by $98 million.
(5)  After deducting $888 million for the litigation judgment, including post-judgment interest, which reduced net earnings by $564 million.
(6)  The lower dividends in 1994 were due to the spin-off of the Eastman Chemical Company operations at year-end 1993.  As a result of the spin-off, the Company's shareowners received one share of Eastman Chemical Company stock for every four shares of Kodak common stock.
- - ----------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUMMARY
(in millions, except earnings per share)   1994     Change      1993    Change     1992
Sales from continuing operations        $13,557       +7%    $12,670      -2%   $12,992
Earnings (loss) from operations before
 extraordinary item and
 cumulative effect of changes in
 accounting principle:
  Continuing                                554                  644                845
  Discontinued - Health                     269                 (169)              (118)
  Discontinued - Chemicals                    -                  192                267
Net earnings (loss)                         557               (1,515)             1,146
Primary earnings (loss) per share          1.66                (4.62)              3.53
Fully diluted earnings (loss) per share    1.63                (4.62)              3.41

The Company's net earnings of $557 million for 1994 were significantly impacted by the divestiture of its non-imaging health businesses, a program to pay down a substantial portion of its debt and financial instruments, and restructuring costs.

On May 3, 1994, the Company announced its intent to divest the following non-imaging health businesses: the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostics Division. These businesses are reported as discontinued operations with results for prior periods restated. Earnings from discontinued operations include allocations of interest and taxes to the health businesses. At December 31, 1994, the Company had completed the sales of all of these businesses for aggregate gross proceeds of $7,858 million. In addition, as part of the divestiture, the Company is actively negotiating with potential buyers for its pharmaceutical research and development facility and its NanoSystems unit, and anticipates completing these transactions in 1995. The net gain on the sales of these businesses was $350 million or $1.03 per share.

The Company used $8,142 million from the divestiture, short-term borrowings and operations to extinguish $6,598 million (net carrying amount) of borrowings, $7,800 million (notional amount) of financial instruments, a $292 million master lease program and $200 million sale of receivables programs. As a result of these actions, the Company incurred an extraordinary loss of $266 million after-tax ($.79 per share). In addition, a $110 million pre-tax loss ($80 million or $.24 per share after-tax) was recorded in "other costs" for these actions.

On August 12, 1994, the Company acquired the remaining shares of Qualex, a photofinisher operating primarily in the U.S. Prior to that date, the Company had an investment in Qualex of approximately fifty percent of its outstanding common shares, which was accounted for under the equity method. The Company purchased the remaining shares for $150 million with a combination of $50 million cash paid at acquisition and a note. At December 31, 1994, $100 million remains to be paid in two equal installments in February and August 1995.

Sales from continuing operations in 1994 were $13,557 million, an increase of seven percent over sales for 1993. Excluding the sales of Qualex, sales from continuing operations increased five percent over a year ago.

Earnings from continuing operations of $554 million ($1.65 per share) for 1994 were adversely impacted by restructuring costs of $340 million pre-tax ($254 million or $.75 per share after-tax) in addition to the $110 million pre-tax loss ($80 million or $.24 per share after-tax) described above for the extinguishment of certain financial instruments. Earnings from continuing operations of $644 million ($1.95 per share) in 1993 were significantly reduced by restructuring costs of $495 million pre-tax ($353 million or $1.08 per share after-tax). Earnings from continuing operations, before deducting the restructuring costs in both years and the charge for extinguishment of certain financial instruments in 1994, were down approximately $109 million in 1994 when compared with 1993. Earnings for 1994 were adversely impacted by premium costs associated with currency hedges, while earnings for 1993 benefited from gains on currency hedges. The benefits to 1994 earnings from continuing operations from higher volumes and manufacturing productivity were more than offset by the adverse effects of cost escalation, lower effective selling prices, incremental charges associated with the review of the carrying value of all assets, increased levels of marketing and administrative activity, smaller gains from the sales of investments and a higher effective tax rate.

On December 31, 1993, the Company distributed to its shareowners its worldwide chemical business, which consisted of Eastman Chemical Company operations. Results for Eastman Chemical Company operations are being reported as discontinued operations and results for prior periods have been restated. Earnings from discontinued operations include allocations of interest and taxes to the Chemicals segment and transaction costs associated with the spin-off.

The Company posted sales from continuing operations of $12,670 million in 1993. Earnings from continuing operations for 1993 were $644 million ($1.95 per share) compared with earnings of $845 million ($2.60 per share) in 1992. Earnings from continuing operations were significantly reduced by restructuring costs in both years. The restructuring costs for continuing operations were $495 million ($353 million or $1.08 per share after-tax) in 1993 compared with $219 million ($140 million or $.43 per share after-tax) in 1992. Earnings from continuing operations, before deducting restructuring costs in both years, increased one percent in 1993 when compared with 1992. Earnings benefited from increased unit volumes, lower marketing and administrative activity, lower research and development activity, manufacturing productivity and lower interest expense; but were adversely affected by cost escalation, lower effective selling prices, higher retiree healthcare costs associated with the change in accounting for certain postretirement benefits, smaller gains from the sales of investments, and the unfavorable effects of foreign currency rate changes. Earnings for 1993 benefited from gains on currency hedges while earnings for 1992 were adversely impacted by premium costs associated with currency hedges. Net earnings for 1993 were reduced by an extraordinary charge of $14 million after-tax ($.04 per share) related to the early extinguishment of debt, while net earnings for 1992 benefited by approximately $75 million after-tax ($.23 per share) from gains on the sales of investments, including the sale of Eastman Kodak Credit Corporation (EKCC).

Net earnings for 1993 benefited by $23 million ($.07 per share) from discontinued operations compared with a benefit of $149 million ($.46 per share) in 1992. Earnings from discontinued operations for 1993 were lower when compared with 1992, as the benefits from higher unit volumes and higher effective selling prices were more than offset by cost escalation, higher retiree healthcare costs associated with the change in accounting for certain postretirement benefits, a provision for environmental costs, transaction costs associated with the spin-off of the Company's worldwide chemical business, the unfavorable effects of foreign currency rate changes, and restructuring costs of $55 million pre-tax ($34 million or $.10 per share after-tax).

The 1993 net loss was due to an after-tax charge of $2.17 billion ($6.60 per share) associated with the adoption of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 112, Employers' Accounting for Postemployment Benefits effective as of January 1, 1993. Net earnings for 1992 benefited by $152 million ($.47 per share) from the adoption of SFAS No. 109, Accounting for Income Taxes, effective as of January 1, 1992.

- - ------------------------------------------------------------------------------

Sales by Industry Segment
(in millions)                              1994     Change      1993   Change       1992
Sales from Continuing Operations:

Consumer Imaging
    Inside the U.S.                     $ 2,428       +15%   $ 2,114      +1%    $ 2,084
    Outside the U.S.                      3,491       +10      3,178      -5       3,330
                                        -------       ---    -------     ---     -------
       Total Consumer Imaging             5,919       +12      5,292      -2       5,414
                                        -------       ---    -------     ---     -------
Commercial Imaging
    Inside the U.S.                       3,948        +1      3,892      -3       4,016
    Outside the U.S.                      3,698        +6      3,490      -2       3,576
                                        -------       ---    -------     ---     -------
       Total Commercial Imaging           7,646        +4      7,382      -3       7,592
                                        -------       ---    -------     ---     -------
Deduct: Intersegment Sales                   (8)                  (4)                (14)
                                        -------       ---    -------     ---     -------
  Total Sales from Continuing
   Operations                           $13,557        +7%   $12,670      -2%    $12,992
                                        =======       ===    =======     ===     =======

SALES

Worldwide sales from continuing operations in 1994 were up seven percent when compared with a year ago primarily due to higher unit volumes. Sales for the Consumer Imaging segment increased significantly, while Commercial Imaging segment sales were up slightly.

Worldwide sales from continuing operations for 1993 were down two percent when compared with 1992, as slight increases in unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. The Consumer Imaging and Commercial Imaging segments both recorded a slight decline when compared with 1992.

In the Consumer Imaging segment, 1994 sales to customers inside the U.S. were up significantly over a year ago due to volume gains and the inclusion of revenues from Qualex, which was acquired in August of 1994. Excluding sales of Qualex, sales to customers in the U.S. posted a moderate increase. Sales to customers outside the U.S. in 1994 recorded good increases over 1993 as significant volume gains and the favorable effects of foreign currency rate changes were partially offset by lower effective selling prices. Worldwide volume increases were led by Ektacolor papers, Kodacolor 35mm films and single-use cameras.

In the Consumer Imaging segment, sales to customers inside the U.S. in 1993 were up one percent over sales for 1992, as slight increases in unit volumes were partially offset by lower effective selling prices. Outside the U.S., sales decreased in 1993, as moderate increases in unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Worldwide volume gains were led by Kodacolor 35mm films, single-use cameras and Ektacolor papers.

In the Commercial Imaging segment, 1994 sales to customers in the U.S. were up one percent over a year ago as volume increases were partially offset by lower effective selling prices. Sales to customers outside the U.S. in 1994 increased moderately over a year ago as moderate volume gains and the favorable effects of foreign currency rate changes were partially offset by lower effective selling prices. Worldwide sales increases were led by printing and professional imaging, motion picture and television imaging, and health sciences products.

In the Commercial Imaging segment, 1993 sales comparisons with 1992 for customers in the U.S. and outside the U.S. were adversely affected by lower effective selling prices and the inclusion in 1992 of revenues from divested units. In addition, outside the U.S., volume increases for continuing businesses were more than offset by the unfavorable effects of foreign currency rate changes.

Earnings from Operations by Industry Segment
(in millions)
                                         1994    Change       1993   Change      1992
Earnings from Operations
 from Continuing Operations:
Consumer Imaging                       $  878       -6%     $  931     -13%    $1,065
 Percent of segment sales                14.8%                17.6%              19.7%

Commercial Imaging                     $  431      +36%     $  317      -5%    $  334
 Percent of segment sales                 5.6%                 4.3%               4.4%
                                       ------      ---      ------     ---     ------
  Total Earnings from Operations
   from Continuing Operations          $1,309       +5%     $1,248     -11%    $1,399
                                       ======      ===      ======     ===     ======

Earnings from operations for 1994 are shown after deducting restructuring costs of $190 million for Consumer Imaging and $150 million for Commercial Imaging. Earnings from operations for 1993 are shown after deducting restructuring costs of $141 million for Consumer Imaging and $354 million for Commercial Imaging. Earnings from operations for 1992 are shown after deducting restructuring costs of $58 million for Consumer Imaging and $161 million for Commercial Imaging.

Segment information is reported on pages 44 through 46, Notes to Financial Statements.

- - ------------------------------------------------------------------------------

EARNINGS

Operating earnings from continuing operations for the Consumer Imaging and Commercial Imaging segments were adversely affected by restructuring costs of $340 million in 1994, $495 million in 1993 and $219 million in 1992. The 1994 restructuring costs represent severance and other termination benefits for approximately 4,350 personnel and exit costs related to the realignment of Kodak's worldwide manufacturing, marketing, administrative and photofinishing operations. The 1993 restructuring costs represent the cost of separation benefits for a cost reduction program expected to reduce worldwide employment by approximately 9,000 personnel and the cost of closing a facility in Germany that manufactured a component for the Company's ink jet printing business.
The restructuring costs in 1992 included costs of an early retirement plan, the restructuring of non-U.S. sensitized manufacturing and photofinishing operations, and the Company's exit from non-strategic businesses.

Operating earnings from continuing operations for the Consumer Imaging and Commercial Imaging segments for 1994 and 1993 were adversely impacted, when compared with 1992 earnings, by higher retiree healthcare costs associated with the change in accounting for certain postretirement benefits effective January 1, 1993.

Consumer Imaging segment operating earnings were adversely affected by restructuring costs in 1994, 1993 and 1992 of $190 million, $141 million and $58 million, respectively. Operating earnings for 1994 were essentially level with 1993, before deducting restructuring costs in both years. Earnings for 1994 benefited from higher volumes and manufacturing productivity, but were adversely affected by higher levels of marketing and administrative activity, cost escalation and lower effective selling prices. In addition, 1994 earnings were reduced by premium costs associated with strategic currency hedges, while 1993 earnings benefited from gains on strategic currency hedges. Operating earnings decreased in 1993 when compared with 1992, before deducting restructuring costs in both years, as the benefits from increased unit volumes, lower marketing and administrative activity and manufacturing productivity were more than offset by lower effective selling prices, cost escalation and the unfavorable effects of foreign currency rate changes. Earnings for 1993 benefited from gains on strategic currency hedges while earnings for 1992 were adversely impacted by premium costs associated with strategic currency hedges.

The Commercial Imaging segment operating earnings were adversely affected by restructuring costs in 1994, 1993 and 1992 of $150 million, $354 million and $161 million, respectively. Operating earnings for 1994 were lower when compared to 1993, before deducting restructuring costs in both years, as the benefits from manufacturing productivity, higher volumes and lower research and development activity were more than offset by cost escalation and lower effective selling prices. In addition, earnings for 1994 were reduced by premium costs associated with strategic currency hedges, while 1993 earnings included gains from strategic currency hedges. Operating earnings improved sharply in 1993 when compared with 1992, before deducting restructuring costs in both years, as the benefits from manufacturing productivity, lower marketing and administrative activity and lower research and development activity were only partially offset by cost escalation, the unfavorable effects of foreign currency rate changes and lower effective selling prices. Earnings for 1993 benefited from gains on strategic currency hedges, while earnings for 1992 were adversely affected by premium costs associated with strategic currency hedges.

Research and development expenditures for continuing operations amounted to $859 million in 1994, compared with $864 million in 1993 and $988 million in 1992. Research and development expenditures in 1994 were essentially level with 1993 as cost escalation offset the benefits of lower activity levels. Research and development expenditures in 1993 were significantly below 1992 as the benefits from lower activity levels were only partially offset by cost escalation. Amortization of goodwill for continuing operations amounted to $47 million in 1994, $29 million in 1993 and $23 million in 1992. The increase in amortization in 1994 was primarily due to the acquisition of Qualex. Advertising and sales promotion expenses for continuing operations were $744 million in 1994, $646 million in 1993 and $725 million in 1992. Other marketing and administrative expenses for continuing operations totaled
$2,967 million in 1994, $2,774 million in 1993 and $3,000 million in 1992.
Increases in advertising and sales promotion, and other marketing and administrative expenses in 1994 resulted from cost escalation, higher activity levels, the unfavorable effects of foreign currency rate changes and the acquisition of Qualex. Decreases in advertising and sales promotion, and other marketing and administrative expenses in 1993 when compared with 1992 resulted from the benefit of lower activity levels and the favorable effects of foreign currency rate changes, partially offset by cost escalation.

Earnings from equity interests and other revenues were $130 million in 1994, $203 million in 1993 and $342 million in 1992. The amounts for 1993 were higher than 1994 due to larger gains from the sales of investments and other items in 1993. The results for 1992 were higher than 1994 and 1993 due to larger gains from the sales of investments in 1992, including the sale of EKCC.

Interest expense of $142 million in 1994 was lower than the $175 million incurred in 1993 primarily due to lower levels of borrowings. Interest expense in 1993 was lower than the $247 million incurred in 1992 as a result of lower effective interest rates. Interest expense of approximately
$390 million in 1994 and $586 million in 1993 and 1992, and capitalized interest of approximately $7 million in 1994 and $51 million in 1993 and 1992 were allocated to discontinued operations.

The increase in other costs in 1994 when compared with 1993 is primarily due to the inclusion in 1994 of $110 million of charges associated with the extinguishment of certain financial instruments. The increase in other costs in 1993 when compared with 1992 is primarily due to higher net losses in 1993 from foreign exchange transactions and the translation of net monetary items in highly inflationary economies.

The Company has a program in place to manage foreign currency risk. The Company currently uses foreign currency option contracts to hedge its exposure to changes in foreign currency exchange rates for anticipated sales and purchases for certain foreign affiliates and probable anticipated export sales. Currency changes against the U.S. dollar favorably affected 1994 sales from continuing operations by $135 million and unfavorably affected 1993 sales from continuing operations by $490 million. These effects were partially offset by premium costs of $86 million and gains of $73 million from strategic currency hedges in 1994 and 1993, respectively. The Company has also entered into foreign currency contracts to hedge a portion of its transactions in foreign currency denominated receivables and payables. The effect of these hedges and the gains and losses on transaction exposures was a loss of $46 million in 1994, a loss of $44 million in 1993 and a gain of $40 million in 1992.

The effective tax rates for continuing operations were 44.7% in 1994, 40.2% in 1993 and 38.7% in 1992. The higher rates in 1994 and 1993 are primarily due to higher operating losses and restructuring costs in jurisdictions outside the U.S. for which tax benefits cannot be taken.

- - ------------------------------------------------------------------------------

- - ------------------------------------------------------------------------------

CASH DIVIDENDS

Total cash dividends of approximately $537 million ($.40 per share each quarter), $657 million ($.50 per share each quarter) and $650 million ($.50 per share each quarter) were declared in 1994, 1993 and 1992, respectively.

The lower dividends in 1994 were due to the spin-off of the Eastman Chemical Company operations at year-end 1993. As a result of the spin-off, the Company's shareowners received one share of Eastman Chemical Company stock for every four shares of Kodak common stock.

- - ------------------------------------------------------------------------------

FINANCIAL POSITION

Cash and cash equivalents increased to $2,020 million at year-end 1994 from $1,635 million at year-end 1993. In connection with the spin-off of the worldwide chemical business at year-end 1993, the Company borrowed
$1,800 million in December 1993, which subsequently was assumed by the worldwide chemical business on December 31, 1993. The proceeds from the borrowings, which were retained by Kodak, were used to retire other borrowings in 1994.

Cash and cash equivalents at year-end 1994 included a $1,550 million note received on December 31, 1994 when the Company completed the sale of its household products business of L&F Products. The note was paid in cash to the Company on January 3, 1995. The cash and cash equivalents at year-end 1994 is expected to be used in 1995 by the Company to pay taxes associated with the divestiture of the non-imaging health businesses and for normal operations.

The Company used $8,142 million from the divestiture, short-term borrowings and operations to extinguish $6,598 million (net carrying amount) of borrowings, $7,800 million (notional amount) of financial instruments, a $292 million master lease program and $200 million sale of receivables programs.

Approximately one-third of the restructuring costs recorded by the Company in 1994 is for separation benefits for approximately 4,350 personnel leaving the Company. Most of these benefits will be paid during 1995 from operating cash flows. Approximately $40 million represents future cash payments to be made over several years for noncancelable leases. The remainder of the 1994 restructuring costs represents the non-cash write-offs of assets for facility closures and business exits, most of which will be completed during 1995. After-tax savings from the 1994 restructuring program are expected to be approximately $100 million in 1995 and $125 million annually beginning in 1996 as a result of lower costs for salaries, benefits, depreciation and leasing. Approximately three-fourths of the restructuring costs recorded by the Company in 1993 represented the cost of separation benefits for personnel leaving under a workforce reduction program. Most of these benefits were paid during 1993 and 1994 from operating cash flows. The remainder of the 1993 restructuring costs were associated with the closure of a facility in Germany, which was completed in 1994. Approximately $40 million of these costs is for separation benefits to be paid to former employees over several years. The remainder of the costs represents the non-cash write-offs of assets associated with the facility closure. An analysis of restructuring costs for the last three years is provided in the Restructuring Costs note on pages 38 and 39.

The Company has access to a $2.5 billion revolving credit facility expiring in May, 1999. The Company also has a shelf registration statement on Form S-3 for debt securities with an available balance of $2.2 billion.

Projected operating cash flows are expected to be adequate to support normal business operations, planned capital expenditures and dividend payments in 1995.

- - ------------------------------------------------------------------------------

ENVIRONMENTAL PROTECTION

During 1994, expenditures for pollution prevention and waste treatment for continuing operations at various manufacturing facilities totaled $122 million. These costs included $83 million of recurring costs associated with managing hazardous substances and pollution in ongoing operations, $36 million of capital expenditures to limit or monitor hazardous substances or pollutants, and $3 million of mandated expenditures to remediate previously contaminated sites. The Company expects these recurring and remediation costs to increase slightly and capital to increase significantly in the near future. While these costs will continue to be significant cash outflows for the Company, it is not expected that these costs will have an impact materially different from 1994's environmental expenditures on the Company's financial position, results of operations or cash flows.

In October 1994, the Company, the Environmental Protection Agency (EPA), and the U.S. Department of Justice announced the settlement of a civil complaint alleging noncompliance by the Company with federal environmental regulations at the Company's Kodak Park manufacturing site in Rochester, New York. The Company paid a penalty of $5 million. A Consent Decree was signed under which the Company is subject to a Compliance Schedule by which the Company will improve its waste characterization procedures, upgrade one of its incinerators and evaluate and upgrade its industrial sewer system over a 12-year period. The expenditures that may be required to complete this program cannot currently be reasonably estimated since upgrade plans have not been finalized and must be developed on an ongoing basis. Further, most costs associated with the program will be for capital expenditures.

The Company has reviewed a Resource Conservation and Recovery Act (RCRA) Facility Assessment (RFA) pertaining to the Company's Kodak Park site in Rochester, New York and has completed a broad-based assessment of the site in response to the RFA. While future expenditures associated with any remediation activities could be significant, it is not possible to reasonably estimate those expenditures until remedial investigation and feasibility studies are performed.

The Clean Air Act Amendments were enacted in 1990. The Company may be required to incur significant costs, primarily capital in nature, over a period of several years to comply with the provisions of this Act. The expenditures that may be required cannot currently be reasonably estimated since either implementing regulations have not been issued or compliance plans have not been finalized.

- - ------------------------------------------------------------------------------

CAPITAL ADDITIONS BY INDUSTRY SEGMENT
(in millions)
                                                         1994         1993        1992
Capital Additions for Continuing Operations:

Consumer Imaging                                       $  303       $  282      $  367
Commercial Imaging                                        850          535         869
                                                       ------       ------      ------
  Total Capital Additions for Continuing Operations    $1,153       $  817      $1,236
                                                       ======       ======      ======

The Company was a party to a master lease agreement whereby it leased equipment with a right to buy the equipment at anytime at fair market value. This agreement was terminated by the Company in 1994 and cash was paid in the amount of approximately $292 million to purchase the equipment previously leased.

- - ------------------------------------------------------------------------------

MARKET PRICE DATA
                                      1994                                1993
                       4th Qtr  3rd Qtr  2nd Qtr  1st Qtr  4th Qtr  3rd Qtr  2nd Qtr  1st Qtr
Price per share:
  High                 $52-1/4  $54      $49      $46-7/8  $64-3/4  $62-3/4  $56-3/8  $56-3/4
  Low                   44-3/8   47-1/8   40-3/4   41       54       49-7/8   45-7/8   40-3/8

Market Price Data for 1993 is shown prior to the spin-off of Eastman Chemical Company operations at year-end 1993. As a result of the spin-off, the Company's shareowners received one share of Eastman Chemical Company stock for every four shares of Kodak common stock.

- - ------------------------------------------------------------------------------

SUMMARY OF OPERATING DATA

A summary of operating data for 1994 and for the 4 years prior is shown on page 49.

- - ------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the consolidated financial statements and related notes which appear on pages 19 through 48. These financial statements have been prepared in accordance with generally accepted accounting principles and of necessity include some amounts that are based on management's best estimates and judgments.
  The Company's accounting systems include extensive internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties, and are monitored through a comprehensive internal audit program. The Company's policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner which is above reproach.
  The consolidated financial statements have been audited by Price Waterhouse LLP, independent accountants, who were responsible for conducting their audits in accordance with generally accepted auditing standards. Their resulting report is shown below.
  The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of non-management Board members. The independent accountants and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with the independent accountants and the Director of Corporate Auditing of the Company, both privately and with management present, to discuss accounting, auditing and financial reporting matters.



George M. C. Fisher                               Harry L. Kavetas
Chairman of the Board, President and              Executive Vice President and
Chief Executive Officer                           Chief Financial Officer
January 30, 1995                                  January 30, 1995


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of Eastman Kodak Company

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 63 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Eastman Kodak Company and subsidiary companies at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the Nonpension Postretirement and Postemployment Benefits note, the Company changed its method of accounting for certain postretirement benefits and other postemployment benefits in 1993. As discussed in the Income Taxes note, the Company changed its method of accounting for income taxes in 1992.




PRICE WATERHOUSE LLP
New York, New York
January 30, 1995

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS

                                                          For the Year Ended December 31,
                                                        1994           1993           1992
(in millions)
REVENUES
  Sales                                              $13,557        $12,670        $12,992
  Earnings from equity interests and
   other revenues                                        130            203            342
                                                     -------        -------        -------
       TOTAL REVENUES                                 13,687         12,873         13,334
                                                     -------        -------        -------
COSTS
  Cost of goods sold                                   7,325          6,654          6,702
  Marketing and administrative expenses                3,711          3,420          3,725
  Research and development costs                         859            864            988
  Interest expense                                       142            175            247
  Restructuring costs                                    340            495            219
  Other costs                                            308            188             74
                                                     -------        -------        -------
       TOTAL COSTS                                    12,685         11,796         11,955
                                                     -------        -------        -------
Earnings from continuing operations
 before income taxes                                   1,002          1,077          1,379

Provision for income taxes from
 continuing operations                                   448            433            534
                                                     -------        -------        -------
Earnings from continuing operations
 before extraordinary item and cumulative
  effect of changes in accounting principle              554            644            845

Earnings from discontinued operations
 before cumulative effect of changes in
  accounting principle                                   269             23            149
                                                     -------        -------        -------
Earnings before extraordinary item and
 cumulative effect of changes in
  accounting principle                                   823            667            994

Extraordinary item                                      (266)           (14)             -
                                                     -------        -------        -------
Earnings before cumulative effect of changes
 in accounting principle                                 557            653            994
                                                     -------        -------        -------
Cumulative effect of changes in accounting
 principle:
    Continuing operations                                  -         (1,649)           100
    Discontinued operations                                -           (519)            52
                                                     -------        -------        -------
Total cumulative effect of changes in
 accounting principle                                      -         (2,168)           152
                                                     -------        -------        -------

       NET EARNINGS (LOSS)                           $   557        $(1,515)       $ 1,146
                                                     =======        =======        =======


Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS (continued)
                                                          For the Year Ended December 31,
                                                        1994           1993           1992
Primary earnings per share from
 continuing operations before extraordinary
  item and cumulative effect of changes
   in accounting principle                           $  1.65        $  1.95        $  2.60

Primary earnings per share from discontinued
 operations before cumulative effect of changes
  in accounting principle                                .80            .07            .46
                                                     -------        -------        -------
Primary earnings per share before extraordinary
 item and cumulative effect of changes in
  accounting principle                                  2.45           2.02           3.06

Extraordinary item                                      (.79)          (.04)             -
                                                     -------        -------        -------
Primary earnings per share before cumulative
 effect of changes in accounting principle              1.66           1.98           3.06
                                                     -------        -------        -------

Cumulative effect of changes in accounting
 principle:
   Continuing operations                                   -          (5.02)           .31
   Discontinued operations                                 -          (1.58)           .16
                                                     -------        -------        -------
Total cumulative effect of changes in
 accounting principle                                      -          (6.60)           .47
                                                     -------        -------        -------

Primary earnings (loss) per share                    $  1.66        $ (4.62)       $  3.53
                                                     =======        =======        =======


Fully diluted earnings per share from
 continuing operations before extraordinary
  item and cumulative effect of changes in
   accounting principle                              $  1.63        $  1.95        $  2.56

Fully diluted earnings per share from
 discontinued operations before cumulative effect
  of changes in accounting principle                     .79            .07            .42
- - -------                                              -------        -------
Fully diluted earnings per share before
 extraordinary item and cumulative effect
  of changes in accounting principle                    2.42           2.02           2.98

Extraordinary item                                      (.79)          (.04)             -
                                                     -------        -------        -------
Fully diluted earnings per share before
 cumulative effect of changes in accounting
  principle                                             1.63           1.98           2.98
                                                     -------        -------        -------
Cumulative effect of changes in accounting
 principle:
   Continuing operations                                   -          (5.02)           .28
   Discontinued operations                                 -          (1.58)           .15
                                                     -------        -------        -------
Total cumulative effect of changes in
 accounting principle                                      -          (6.60)           .43
                                                     -------        -------        -------

Fully diluted earnings (loss) per share              $  1.63        $ (4.62)       $  3.41
                                                     =======        =======        =======
The number of common shares used to compute
 earnings per share amounts was as follows:

(in millions)

Primary                                                335.7          328.3          325.1
Fully diluted                                          340.2          331.2          352.2

The notes on pages 24 through 48 are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)                                              At December 31,
                                                         1994           1993
ASSETS

CURRENT ASSETS
Cash and cash equivalents                             $ 2,020        $ 1,635
Marketable securities                                      48            223
Receivables                                             3,064          2,817
Inventories                                             1,480          1,532
Deferred income tax charges                               711            339
Other                                                     360            203
                                                      -------        -------
      Total current assets                              7,683          6,749
                                                      -------        -------
PROPERTIES
Land, buildings and equipment                          12,299         11,601
Accumulated depreciation                                7,007          6,574
                                                      -------        -------
      Net properties                                    5,292          5,027

OTHER ASSETS
Goodwill (net of accumulated
 amortization of $226 and $179)                           616            272
Long-term receivables and other noncurrent assets         872          1,020
Deferred income tax charges                               505            393
Net assets of discontinued operations                       -          5,349
                                                      -------        -------
      TOTAL ASSETS                                    $14,968        $18,810
                                                      =======        =======
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES
Payables                                              $ 3,398        $ 2,877
Short-term borrowings                                     371            611
Taxes-income and other                                  1,701            384
Dividends payable                                         136            165
Deferred income tax credits                               129             16
                                                      -------        -------
      Total current liabilities                         5,735          4,053

OTHER LIABILITIES
Long-term borrowings                                      660          6,727
Postemployment liabilities                              3,671          3,491
Other long-term liabilities                               790          1,183
Deferred income tax credits                                95              -
                                                      -------        -------
      Total liabilities                                10,951         15,454
                                                      -------        -------
SHAREOWNERS' EQUITY
Common stock, par value $2.50 per share
      950,000,000 shares authorized; issued
      386,343,903 in 1994 and 379,079,777 in 1993         966            948
Additional capital paid in or transferred
 from retained earnings                                   515            213
Retained earnings                                       4,485          4,469
Accumulated translation adjustment                          8           (235)
                                                      -------        -------
                                                        5,974          5,395
Treasury stock, at cost
 46,587,211 shares in 1994 and 48,571,513
 shares in 1993                                         1,957          2,039
                                                      -------        -------
      Total shareowners' equity                         4,017          3,356
                                                      -------        -------
      TOTAL LIABILITIES AND SHAREOWNERS' EQUITY       $14,968        $18,810
                                                      =======        =======

The notes on pages 24 through 48 are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(in millions, except for number of shares)

                                                                     Trans-
                                             Additional              lation
                                   Common     Capital     Retained   Adjust-  Treasury
                                   Stock*     Paid In     Earnings    ments     Stock    Total
Shareowners' Equity,
  December 31, 1991                 $934     $     9      $ 7,225    $ (12)   $(2,052)  $ 6,104

Net earnings                           -           -        1,146        -          -     1,146
Cash dividends declared                -           -         (650)       -          -      (650)
Common stock issued under
  employee plans (692,000 shares)      2          16            -        -          -        18
Treasury stock issued for
  donations (289,000 shares)           -           -            -        -         11        11
Tax reductions - employee plans        -           1            -        -          -         1
Translation adjustments                -           -            -      (73)         -       (73)
                                    ----     -------      -------    -----    -------   -------

 Shareowners' Equity,
  December 31, 1992                  936          26        7,721      (85)    (2,041)    6,557

Net loss                               -           -       (1,515)       -          -    (1,515)
Cash dividends declared                -           -         (657)       -          -      (657)
Eastman Chemical Company spin-off      -           -       (1,080)       -          -    (1,080)
Common stock issued under employee
  plans (4,170,000 shares)            11         163            -        -          -       174
Common stock issued for debt
  conversions (430,000 shares)         1          21            -        -          -        22
Treasury stock issued for debt
  conversions (50,000 shares)          -           -            -        -          2         2
Tax reductions - employee plans        -           3            -        -          -         3
Translation adjustments                -           -            -     (150)         -      (150)
                                    ----     -------      -------    -----    -------   -------

 Shareowners' Equity
  December 31, 1993                  948         213        4,469     (235)    (2,039)    3,356

Net earnings                           -           -          557        -          -       557
Cash dividends declared                -           -         (537)       -          -      (537)
Retained earnings - other changes      -           -           (4)       -          -        (4)
Common stock issued under
  employee plans (954,000 shares)      2          32            -        -          -        34
Treasury stock issued under
  employee plans (30,000 shares)       -           -            -        -          1         1
Common stock issued for debt
  conversions (6,310,000 shares)      16         252            -        -          -       268
Treasury stock issued for debt
  conversions (1,954,000 shares)       -           4            -        -         81        85
Tax reductions - employee plans        -          14            -        -          -        14
Translation adjustments:
  Continuing operations                -           -            -      186          -       186
  Discontinued health businesses       -           -            -       57          -        57
                                    ----     -------      -------    -----    -------   -------

 Shareowners' Equity
  December 31, 1994                 $966     $   515      $ 4,485    $   8    $(1,957)  $ 4,017
                                    ====     =======      =======    =====    =======   =======

* There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.


The notes on pages 24 through 48 are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       For the Year Ended December 31,
                                                     1994            1993            1992
(in millions)
Cash flows from operating activities
 Earnings from continuing operations
  before extraordinary item and cumulative
   effect of changes in accounting principle      $   554         $   644         $   845
 Adjustments to reconcile to net cash provided
  by operating activities, net of effects of
   initial consolidation of Qualex
    Depreciation and amortization                     883             846             959
    Deferred income taxes                            (126)           (143)            (21)
    Loss on sale/retirement of properties             145             195             157
    Decrease (increase) in receivables                169             (75)            303
    Decrease (increase) in inventories                151             257            (103)
    (Decrease) increase in liabilities
     excluding borrowings                             (66)            304             315
    Repurchase of receivables program                (200)              -               -
    Other items, net                                  132             326             216
                                                  -------         -------         -------
       Total adjustments                            1,088           1,710           1,826
                                                  -------         -------         -------
       Net cash provided by operating activities    1,642           2,354           2,671
                                                  -------         -------         -------
Cash flows from investing activities
    Additions to properties                        (1,153)           (817)         (1,236)
    Proceeds from sale of investments                   -              48             189
    Proceeds from sale of properties                   93               8               8
    Cash flows related to sales of non-imaging
     health businesses                              7,644               -               -
    Sales of marketable securities                    249             245             114
    Purchases of marketable securities                (43)           (391)           (159)
    Purchases of shares of Qualex,
     net of cash acquired                             (48)              -               -
                                                  -------         -------         -------

       Net cash provided by (used in)
        investing activities                        6,742            (907)         (1,084)
                                                  -------         -------         -------
Cash flows from financing activities
    Net increase (decrease) in borrowings with
     original maturity of 90 days or less             124          (1,436)           (652)
    Proceeds of borrowings assumed by
     discontinued operations                            -           1,800               -
    Proceeds from other borrowings                     52             522             464
    Repayment of other borrowings and certain
     financial instruments                         (7,650)           (573)         (1,170)
    Dividends                                        (566)           (657)           (650)
    Exercise of employee stock options                 34             174              18
    Other                                               -               2               2
                                                  -------         -------         -------
       Net cash used in financing activities       (8,006)           (168)         (1,988)
                                                  -------         -------         -------
Effect of exchange rate changes on cash                 7              (5)            (12)
                                                  -------         -------         -------
    Net increase (decrease) in cash and cash
     equivalents                                      385           1,274            (413)
    Cash and cash equivalents, beginning
     of year                                        1,635             361             774
                                                  -------         -------         -------
    Cash and cash equivalents, end of year        $ 2,020         $ 1,635         $   361
                                                  =======         =======         =======


The notes on pages 24 through 48 are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
NOTES TO FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Eastman Kodak Company and its majority owned subsidiary companies (the Company). Intercompany transactions are eliminated and net earnings are reduced by the portion of the earnings of subsidiaries applicable to minority interests.

FOREIGN CURRENCY

For most subsidiaries and branches outside the U.S., the local currency is the functional currency and translation adjustments are accumulated in a separate component of shareowners' equity.

For subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, the U.S. dollar is the functional currency and gains and losses that result from translation are included in earnings. The losses from translation were $7 million in 1994, $10 million in 1993 and $31 million in 1992.

The Company hedges certain foreign currency transactions, firm foreign currency commitments, anticipated sales and purchases for certain foreign affiliates and probable anticipated export sales by entering into forward exchange contracts and currency options. Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded currently in earnings. The effect from foreign currency transactions, including related hedging activities, was a loss of $46 million in 1994, a loss of $44 million in 1993 and a gain of $40 million in 1992. Gains and losses related to hedges of firm commitments or probable anticipated transactions are deferred and recognized in earnings or as adjustments of carrying amounts when the transaction occurs.

CASH EQUIVALENTS

All highly liquid investments with an original maturity of three months or less at date of purchase are considered to be cash equivalents. At December 31, 1994, included in "cash and cash equivalents" is a $1,550 million note received in connection with the sale of the household products business which had a maturity of four days.

INVENTORIES

Inventories are valued at cost, which is not in excess of market. The cost of most inventories in the U.S. is determined by the "last-in, first-out" (LIFO) method. The cost of other inventories is determined by the "first-in, first-out" (FIFO), or average cost method.


PROPERTIES

Properties are recorded at cost reduced by accumulated depreciation. When assets are retired, or otherwise disposed of, the cost of such assets and the related accumulated depreciation are removed from the Company's accounts and any profit or loss is reflected in earnings. Depreciation expense is provided based on historical cost and estimated useful lives. The Company generally uses the straight-line method for calculating the provision for depreciation.

GOODWILL

Goodwill is charged to earnings on a straight-line basis over the period estimated to be benefited, not exceeding fifteen years for continuing operations. The Company regularly assesses the recoverability of unamortized amounts of goodwill utilizing relevant cash flow and profitability information.

INVESTMENTS IN DEBT AND EQUITY SECURITIES AND JOINT VENTURES

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting For Certain Investments in Debt and Equity Securities, which was adopted on January 1, 1994, the Company has classified applicable investments into the categories of "available-for-sale" and "held-to-maturity". The adoption of this standard did not have a material effect on the Company's results of operations or financial position. Investments classified as "available-for-sale" or as "held-to-maturity" are included in either "marketable securities" or "long-term receivables and other noncurrent assets" based on the maturity date of the investment.

Included in "long-term receivables and other noncurrent assets" are investments which are managed as integral parts of the Company's segment operations and are accounted for on an equity basis. The Company's share of the earnings of these joint ventures is included in consolidated revenues and in earnings from operations for the related segments.

REVENUE

Revenue is recognized from film and equipment sales (including sales-type leases for equipment) when the product is shipped; from maintenance and service contracts over the contractual period, or as the services are performed; from rentals under operating leases in the month in which they are realized; and from financing transactions at level rates of return over the term of the lease or receivable.

ADVERTISING

Advertising costs are expensed as incurred and included in "marketing and administrative expenses". Advertising expenses amounted to $744 million, $646 million and $725 million for 1994, 1993 and 1992, respectively.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

NONPENSION POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

Postemployment benefits for former or inactive employees, excluding retirement benefits, are accounted for under the provisions of SFAS No. 112, Employers' Accounting for Postemployment Benefits, effective January 1, 1993.
Thereafter, the cost of benefits (principally long-term disability coverage and certain severance benefits) are accrued over an employee's service life.

Postretirement benefits other than pensions (principally healthcare and life insurance) are accounted for under the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective January 1, 1993. Thereafter, the estimated cost of retiree benefit payments is accrued during an employee's active service life. Prior to January 1, 1993, the Company expensed the cost of these benefits on a "pay-as-you-go" basis. Prior service costs resulting from amendments to postretirement healthcare plans are amortized over the average remaining service period to full eligibility of the active employees.

INCOME TAXES

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred taxes are measured by applying currently enacted tax laws.

EARNINGS PER SHARE

Primary earnings per share are computed on the basis of the weighted average number of common shares outstanding. Fully diluted earnings per share assume the conversion of convertible debentures (with an increase in net income for the after-tax interest savings) and the issuance of common stock related to stock options.

RECLASSIFICATIONS

Certain reclassifications of 1993 and 1992 financial statement and related footnote amounts have been made to conform with the 1994 presentation.


- - ------------------------------------------------------------------------------

DISCONTINUED OPERATIONS

In May 1994, the Company announced its intent to divest the following non-imaging health businesses: the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostics Division. These businesses are reported as discontinued operations. Accordingly, the financial statement information for 1993 and 1992 related to these businesses has been presented in the Consolidated Statement of Financial Position as "net assets of discontinued operations", and in the "discontinued operations" line of the Consolidated Statement of Earnings. The noncurrent asset classification is consistent with the Company's use of most of the proceeds to reduce long-term borrowings. Prior periods also include the allocation of interest expense to discontinued operations by reference to the interest expense on indebtedness repaid from the net sales proceeds.

On various dates during the fourth quarter of 1994, the Company consummated transactions divesting these businesses. The total cash or cash equivalent proceeds from the sales amounted to $7,858 million as follows: pharmaceutical business of Sterling Winthrop Inc. $1,675 million in cash; consumer health business of Sterling Winthrop Inc. $2,925 million in cash; household products business of L&F Products, a $1,550 million note received on December 31, 1994, and paid in cash on January 3, 1995; do-it-yourself products business of L&F Products $700 million in cash; Clinical Diagnostics Division $1,008 million in cash. In addition, the Company is actively negotiating with potential buyers for its pharmaceutical research and development facility and its NanoSystems unit and anticipates completing these transactions in 1995.

Amounts related to the remaining assets held for sale at December 31, 1994, are recorded at their net realizable value, and included in "other" current assets. Liabilities retained and related to the businesses sold amounted to approximately $2,137 million at December 31, 1994. These liabilities include "payables" of $296 million and "taxes-income and other" of $1,530 million in current liabilities and $311 million of "other long-term liabilities".

In the first half of 1994, the discontinued health businesses recorded sales of $1,800 million, loss before income taxes of $84 million (including approximately $230 million of allocated interest expense), benefit for income taxes of $3 million, and an after-tax loss of $81 million.

In the second half of 1994, the "phase-out period", the following financial data was recorded:

(in millions)

Sales                                                               $1,375
                                                                    ======
Gross proceeds from sales of businesses                             $7,858
Loss before income taxes*                                              (86)
Net assets of businesses sold                                        5,531
Income and other taxes                                               1,509
Other costs and expenses                                               382
                                                                    ------
Net gain on sales of businesses                                        350
Less:  After-tax loss prior to measurement date                        (81)
                                                                    ------
Earnings from discontinued operations                               $  269
                                                                    ======
*Including approximately $163 million of allocated interest expense.

The 1994 effective tax rate for discontinued health businesses was 85%. The rate differs from the U.S. federal statutory tax rate of 35% due to the required form of the consumer health business divestiture. The stock sale of this business resulted in a significant tax loss for which no benefit was allowed in accordance with IRS regulations.

Summarized results of the discontinued health businesses for 1993 and 1992 are as follows:

(in millions)                                 1993        1992

Sales                                       $3,694      $3,553
                                            ======      ======

Loss before income taxes*                   $ (221)     $ (161)
Benefit for income taxes                       (52)        (43)
                                            ------      ------
Loss before cumulative effect
 of changes in accounting principle         $ (169)     $ (118)
                                            ======      ======

*Including approximately $460 million of allocated interest expense for 1993 and 1992.

The effective tax rates for discontinued health businesses were 24% and 27% for 1993 and 1992, respectively. The rates differ from the applicable U.S. federal statutory income tax rates primarily due to the allocation of tax effects of non-deductible goodwill to discontinued operations.

Net assets of the discontinued health businesses at December 31, 1993 are comprised of the following:

                                            Dec. 31,
(in millions)                                 1993

Current assets                              $1,164
Land, buildings and equipment, net           1,339
Goodwill                                     3,900
Other assets                                   382
                                            ------
     Total assets                            6,785
                                            ------
Current liabilities                            857
Long-term borrowings                           126
Other liabilities                              453
                                            ------
     Total liabilities                       1,436
                                            ------
     Net assets                             $5,349
                                            ======

In June 1993, the Company announced a plan to spin-off its Eastman Chemical Company operations, which was completed in December 1993. Summarized results of the chemicals segment for 1993 and 1992 including allocations of interest expense, taxes and transaction costs associated with the spin-off are as follows:

(in millions)                          1993        1992

Sales                                $3,695      $3,638
                                     ======      ======
Earnings before income taxes         $  267      $  383
Provision for income taxes               75         116
                                     ------      ------
Earnings before cumulative
 effect of changes in
 accounting principle                $  192      $  267
                                     ======      ======

The effective tax rates for discontinued chemicals operations were 28% and 30% in 1993 and 1992, respectively. The rates differ from the applicable U.S. federal statutory income tax rates primarily due to the allocation of foreign and state tax benefits to discontinued chemicals operations.

- - ------------------------------------------------------------------------------

CASH FLOW INFORMATION

Cash paid for interest and income taxes for continuing operations was:

(in millions)                                     1994        1993      1992

Interest, net of portion capitalized of $28,
 $35 and $43                                      $342        $217      $191

Income taxes                                       309         435       301

The following transactions are not reflected in the Consolidated Statement of Cash Flows: certain assets acquired and liabilities assumed as a result of the Qualex acquisition and the debentures and notes called by the Company resulting in the Company's common stock being issued. Except for $157 million of cash transferred with the Eastman Chemical Company spin-off in 1993, the spin-off was a non-cash transaction and is also not reflected in the Consolidated Statement of Cash Flows.

- - ------------------------------------------------------------------------------

MARKETABLE SECURITIES AND NONCURRENT INVESTMENTS

The following table summarizes the balances of investments at December 31, 1994 and activity during 1994 in accordance with SFAS No. 115. Comparable data is not presented for 1993 because SFAS No. 115 was adopted on a prospective basis, beginning January 1, 1994.

(in millions)

Held-to-Maturity

    Description                        Maturity    Amortized Cost

Certificates of deposit                1995-1999       $ 66
Collateralized mortgage obligations      1996            20
Commercial paper                         1995             3
Government agency                      1999-2006          1
Municipal bonds                        2002-2003         22
Bank notes                             1998-1999         12
                                                       ----
                                                       $124
Available-for-Sale                                     ====

    Description                                        Cost

Equity Securities                                      $ 27
                                                       ====

The fair value of held-to-maturity and available-for-sale securities approximates cost. Held-to-maturity securities consist of $21 million "marketable securities" and $103 million "long-term receivables and other noncurrent assets". Available-for-sale securities consist of $27 million of "marketable securities".

During 1994, proceeds from the sale of available-for-sale securities were $249 million. An
$8 million loss was realized from the sale of these securities, using specific identification to determine the cost of securities sold.

Marketable securities (principally U.S. government securities and time deposits with commercial financial institutions) presented at December 31,
1993, are shown at cost which approximates market value.
- - ------------------------------------------------------------------------------

RECEIVABLES
(in millions)
                                         1994        1993

Trade receivables                      $2,644      $2,374
Miscellaneous receivables                 420         443
                                       ------      ------
  Total (net of allowances of
   $120 and $92)                       $3,064      $2,817
                                       ======      ======

The Company sells to customers in a variety of industries, markets and geographies around the world. Receivables arising from these sales are generally not collateralized. Adequate provisions have been recorded for uncollectible receivables. There are no significant concentrations of credit risk for receivables.

The Company terminated two agreements to sell undivided interests in trade accounts receivable during 1994 for approximately $200 million.
- - ------------------------------------------------------------------------------

INVENTORIES
(in millions)                            1994        1993

  At FIFO or average cost (approximates current cost)

          Finished goods               $1,071      $1,123
          Work in process                 539         620
          Raw materials and supplies      528         489
                                       ------      ------
                                        2,138       2,232
  Reduction to LIFO value                (658)       (700)
                                       ------      ------

                                       $1,480      $1,532
                                       ======      ======

Inventories valued on the LIFO method are about 60 percent of total inventories in each of the years.
- - ------------------------------------------------------------------------------

PROPERTIES AND ACCUMULATED DEPRECIATION
(in millions)                                         1994            1993           1992
PROPERTIES
Balance at beginning of year                       $11,601         $12,082        $11,758
  Additions                                          1,153             817          1,236
  Qualex properties at acquisition                     186               -              -
  Deductions                                          (641)         (1,298)          (912)
                                                   -------         -------        -------

Balance at end of year                             $12,299         $11,601        $12,082
                                                   =======         =======        =======
Made up of:
  Land                                             $   225         $   209        $   220
  Buildings and building equipment                   2,712           2,608          2,608
  Machinery and equipment                            9,053           8,608          8,890
  Construction in progress                             309             176            364
                                                   -------         -------        -------

          Total as above                           $12,299         $11,601        $12,082
                                                   =======         =======        =======

ACCUMULATED DEPRECIATION
Balance at beginning of year                       $ 6,574         $ 6,562        $ 6,243
  Provision for depreciation                           836             817            936
  Deductions                                          (403)           (805)          (617)
                                                   -------         -------        -------

Balance at end of year                             $ 7,007         $ 6,574        $ 6,562
                                                   =======         =======        =======

At December 31, 1993 and 1992, the Company was a party to a master lease agreement whereby it leased equipment with a right to buy the equipment at any time at fair market value. This agreement was terminated by the Company in 1994 and cash was paid in the amount of approximately $292 million to purchase equipment previously leased, which is reflected in additions.

- - ------------------------------------------------------------------------------

LONG-TERM RECEIVABLES AND OTHER NONCURRENT ASSETS
(in millions)                                        1994            1993
Long-term receivables                                $235          $  180
Marketable securities                                 103             108
Other noncurrent assets                               534             732
                                                     ----          ------
     Total (net of allowances of $18 and $20)        $872          $1,020
                                                     ====          ======

- - ------------------------------------------------------------------------------

PAYABLES
(in millions)                                        1994            1993
Trade creditors                                    $  703          $  614
Accrued payrolls                                      203             136
Accrued vacation                                      269             264
Wage dividend and Company payments under
  Employees' Savings and Investment Plan              144             165
Restructuring programs                                397             365
Interest rate swap and option agreements                -             210
Liabilities related to sale of non-imaging
 health businesses                                    296               -
Other                                               1,386           1,123
                                                   ------          ------
     Total                                         $3,398          $2,877
                                                   ======          ======

- - ------------------------------------------------------------------------------

SHORT-TERM BORROWINGS
(in millions)                                        1994            1993
Short-term bank borrowings by subsidiaries
  outside the U.S.                                 $  371          $  261
Current maturities of long-term borrowings              -             350
                                                   ------          ------
     Total                                         $  371          $  611
                                                   ======          ======

The weighted average interest rate on short-term bank borrowings by subsidiaries outside the U.S. was 4.6% in 1994 and 4.8% in 1993.

- - ------------------------------------------------------------------------------

LONG-TERM BORROWINGS
(in millions)

                                       Maturity                    At December 31,
Description                              Dates                    1994         1993

Notes:
 7.25% - 8.9%                          1997 - 2003              $  433       $  820
 9.38% - 9.5%                          2003 - 2008                 178        3,825
 10.0% - 10.05%                                                      -          650


Debentures:
 6 3/8% convertible subordinated                                     -          278
 Zero coupon convertible
  subordinated                                                       -        1,127
 9.2% - 9.95%                          2018 - 2021                  13              325
 10 3/8% Eurobonds                                                   -          111
 Other                                 Various                      36           67
                                                                ------       ------
                                                                   660        7,203

Current maturities                                                   -         (350)
                                                                ------       ------
                                                                   660        6,853

Amounts assumed by
 discontinued operations                                             -         (126)
                                                                ------       ------
     Total                                                      $  660       $6,727
                                                                ======       ======

Annual maturities (in millions) of long-term borrowings outstanding at December 31, 1994, are as follows: 1995: $0; 1996: $0; 1997: $245; 1998: $0;
1999: $78; 2000 and beyond: $337.

Over the past several years, the Company had a program in place to manage interest rates related to its long-term borrowings portfolio. In connection with this program, the Company utilized various interest rate derivatives in order to achieve an acceptable overall interest rate on its portfolio of long-term borrowings. During 1994, and in connection with the Company's debt paydown program described below, all interest rate derivatives held in the Company's portfolio were extinguished.

In 1994, the Company tendered, defeased and called a total of $6,043 million (net carrying amount) of long-term borrowings and extinguished approximately $7,800 million (notional amount) of derivatives. The cash paid to the holders of long-term borrowings and derivatives over the respective net carrying amounts of such instruments was recorded as an extraordinary loss of $266 million after-tax ($367 million pre-tax) on the early extinguishment of debt. The effective tax rate for the extraordinary loss of 27% was unfavorably affected by the allocation of foreign tax credit impacts. In addition to the extraordinary loss, a $110 million pre-tax loss was recorded in "other costs" for certain financial instruments related to other programs.

The following table includes the long-term borrowings and related net carrying amounts extinguished through these actions:

(in millions)
                                        Maturity                Net Carrying
Tendered                                 Dates                     Amount

7.25% - 8.9%                           1997 - 1999                 $  293
9.2% - 9.95%                           1995 - 2018                  2,214
10.0% - 10.375%                        1995 - 2001                    207

Defeased

9.2% notes                                 1995                       500
10 3/8% Eurobonds                          1995                        81
9 1/8% notes                               1998                       525
9 1/2% notes                               2000                       232
10.0% notes                                2001                       122
9 3/4% notes                               2004                        91
9 7/8% notes                               2004                       104

Called

9 5/8% notes                               1999                       274
6 3/8% convertible subordinated
 debentures                                2001                       275
Zero coupon convertible subordinated
 debentures                                2011                     1,125
                                                                   ------

           Total                                                   $6,043
                                                                   ======

The total net carrying amount of all derivatives and long-term borrowings extinguished in 1994 amounted to approximately $6,725 million; certain amounts were previously recorded as "long-term borrowings" and "other long-term liabilities".

The cash paid to counterparties to extinguish the Company's derivative obligations and for related transaction costs amounted to $921 million. The tender offer resulted in $2,901 million of cash being paid to debt holders and for related transaction costs.

The in-substance defeasance was achieved by purchasing investment instruments under an arrangement consistent with the provisions of SFAS No. 76, Extinguishment of Debt. The Company believes that the investments placed in the defeasance trust will be sufficient to satisfy all future debt service requirements for the defeased debt instruments. The total cash paid for the investments placed in the defeasance trust, including transaction costs, amounted to $1,692 million.

The debentures and notes that were called by the Company resulted in a combination of approximately 8.3 million shares (6.3 million common shares and 2 million treasury shares) of the Company's common stock being issued (an increase of $353 million in common stock and additional capital paid in) and $1,349 million in cash being paid to debenture holders.

The extraordinary loss recorded in 1993 was the result of the early extinguishment of the 8 5/8% debentures due 2016 and zero coupon exchangeable senior debentures due 2006.

The Company has a $2,500 million unused revolving credit facility established in 1994 and expiring in May, 1999 which is available to support the Company's commercial paper borrowings. If unused, it has a commitment fee of $2.5 million per year. Interest on amounts borrowed under this facility is at rates based on spreads above certain reference rates. The Company also has a shelf registration statement on Form S-3 for debt securities with an available balance of $2.2 billion.

- - ------------------------------------------------------------------------------

OTHER LONG-TERM LIABILITIES
(in millions)
                                     1994           1993

Interest rate swap and option
 agreements                        $    -         $  654
Deferred compensation                  93             77
Liabilities related to sale
 of non-imaging health businesses     311              -
Other                                 386            452
                                   ------         ------
   Total                           $  790         $1,183
                                   ======         ======

- - ------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

Expenditures for pollution prevention and waste treatment for continuing operations at various manufacturing facilities totaled $122 million, $134 million and $137 million in 1994, 1993 and 1992, respectively. These expenditures included the following elements:

                                    1994     1993     1992
(in millions)

Recurring costs for managing
 hazardous substances and
 pollution                          $ 83     $100     $ 92

Capital expenditures to limit
 or monitor hazardous substances
 and pollutants                       36       32       45

Site remediation costs                 3        2        -
                                    ----     ----     ----

     Total                          $122     $134     $137
                                    ====     ====     ====

At December 31, 1994 and 1993, the Company's accrual for environmental remediation costs amounted to $108 million and $84 million, respectively.

In October 1994, the Company, the Environmental Protection Agency (EPA), and the U.S. Department of Justice announced the settlement of a civil complaint alleging noncompliance by the Company with federal environmental regulations at the Company's Kodak Park manufacturing site in Rochester, New York. The Company paid a penalty of $5 million. A Consent Decree was signed under which the Company is subject to a Compliance Schedule by which the Company will improve its waste characterization procedures, upgrade one of its incinerators and evaluate and upgrade its industrial sewer system over a 12-year period. The expenditures that may be required to complete this program cannot currently be reasonably estimated since upgrade plans have not been finalized and must be developed on an ongoing basis. Further, most costs associated with the program will be for capital expenditures.

The Company has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at approximately twenty-five Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have similarly been designated at these sites and, although the law imposes joint and several liability on PRPs, as a practical matter, costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial condition or results of operations.

In addition to the foregoing environmental actions, the Company has reviewed a Resource Conservation and Recovery Act (RCRA) Facility Assessment (RFA) pertaining to the Kodak Park site in Rochester, N.Y. and has completed a broad-based assessment of the site in response to the RFA. While future expenditures associated with any remediation activities could be significant, it is not possible to reasonably estimate those expenditures until remedial investigation and feasibility studies are performed.

The Clean Air Act Amendments were enacted in 1990. The Company may be required to incur significant costs, primarily capital in nature, over a period of several years to comply with the provisions of this Act. The expenditures that may be required cannot currently be reasonably estimated since either implementing regulations have not been issued or compliance plans have not been finalized.

The Company has retained certain obligations for environmental remediation matters related to non-imaging health businesses sold in 1994. Actions to fulfill these obligations are not expected to be completed in the near term and costs related to the obligations are included in remediation accruals recorded at December 31, 1994.

The Company has entered into agreements with several companies to provide the Company with products and services to be used in its normal operations. The minimum payments for these agreements are approximately $131 million in 1995, $120 million in 1996, $121 million in 1997, $113 million in 1998, $169 million in 1999 and $14 million in 2000 and thereafter.

The Company has also guaranteed debt and other obligations under agreements with certain affiliated companies and customers. At December 31, 1994, these guarantees totaled approximately $252 million. The Company does not expect that these guarantees will have a material impact on the Company's future financial position or results of operations.

The Company has issued letters of credit in lieu of making security deposits to insure the payment of possible Workers' Compensation claims.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial condition or results of operations.
- - ------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and the estimated fair values of financial instruments at December 31, 1994 and 1993; ( ) denotes liabilities:

                                    1994                      1993
(in millions)
                             Carrying     Fair          Carrying      Fair
                              Amount      Value          Amount       Value

Marketable securities:
  Current                    $  48       $  48          $   223     $   223
  Long-term                    103          99              108         104
Other investments               67          68               93           93
Long-term borrowings          (660)       (672)          (6,727)     (7,378)
Interest rate swaps
 and options                     -           -             (864)     (1,288)
Foreign currency swaps held    (74)        (74)             (31)        (43)
Foreign currency forwards
 held                            6           6               19          19
Foreign currency options
 held                           25         (25)              50         (19)

The fair values of long-term borrowings were determined by reference to quoted market prices or by obtaining quotes from dealers. Marketable securities and other investments are valued at quoted market prices, except for $66 million and $81 million of equity investments included in other investments at December 31, 1994 and 1993, respectively, which are reflected at their carrying value because it is not practical to estimate fair value as quoted market prices do not exist. The fair values for the remaining financial instuments in the above table are based on dealer quotes and reflect the estimated amounts the Company would pay or receive to terminate the contracts. The carrying value of cash and cash equivalents, receivables, short-term borrowings, and payables approximate their fair values.

The Company, as a result of its global operating and financial activities, is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rates and foreign currency exchange rates through its regular operating and financing activities and, when deemed appropriate, through the use of financial instruments. The instruments utilized include forward, option and swap agreements. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Furthermore, during 1994 and in connection with the Company's debt paydown program, all interest rate financial instruments were extinguished.

The Company's exposure to changes in foreign currency exchange rates arises from intercompany loans utilized to finance foreign subsidiaries, receivables, payables and firm commitments arising from international transactions. The Company attempts to hedge all such transaction exposures with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through forward and swap agreements with third parties. The Company currently also uses foreign currency option contracts to hedge its exposure to changes in foreign currency exchange rates for anticipated sales and purchases for certain foreign affiliates and probable anticipated export sales. All of the Company's foreign currency forward and option agreements outstanding at December 31, 1994, will mature throughout 1995. In connection with a long-term intercompany loan to a Japanese affiliate, the Company has entered into a currency swap contract to purchase Japanese yen with a contract value of $135 million to be settled in 1997.

Gains and losses related to effective hedges, including hedges of anticipated transactions, are recognized in income as part of, and concurrent with, the hedged transaction. The net unrealized loss deferred on such options as of December 31, 1994 totaled $50 million compared with a net unrealized loss of $69 million in 1993. These amounts represent the gain or loss that would have been recognized had these options been liquidated at market value in their respective years.

The table below summarizes by major currency the notional amounts of foreign currency forward and option contracts in U.S. dollars. Foreign currency amounts are translated at rates current at the reporting date. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

                                   1994                        1993
(in millions)
                              Buy        Sell              Buy        Sell

German marks                 $117        $133           $  816        $171
French francs                 112           -              218           -
British pounds                  -          99                -           -
Japanese yen                  411         228              871         239
Others                         39         240              104           173
                             ----        ----           ------        ----
                             $679        $700           $2,009        $583
                             ====        ====           ======        ====

The Company's financial instrument counterparties are substantial investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk through specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. While the maximum credit exposure at December 31, 1994 is approximately $100 million, the Company believes that its actual credit risk, in part because of the above practices and procedures, is significantly less.

- - ------------------------------------------------------------------------------

INCOME TAXES

Effective January 1, 1992, the Company adopted SFAS No. 109, Accounting for Income Taxes. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method. The cumulative effect of adopting the standard as of January 1, 1992, was a $100 million credit to earnings from continuing operations and a $52 million credit to earnings from discontinued operations.

The components of earnings from continuing operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

(in millions)                                     1994              1993          1992
Earnings before income taxes
  U.S.                                          $  740          $    894        $  974
  Outside the U.S.                                 262               183           405
                                                ------          --------        ------
       Total                                    $1,002          $  1,077        $1,379
                                                ======          ========        ======
U.S. income taxes
  Current provision                             $  339          $    338        $  367
  Deferred benefit                                (116)              (85)          (12)
Income taxes outside the U.S.
  Current provision                                170               194           103
  Deferred benefit                                  (2)              (52)            -
State and other income taxes
  Current provision                                 65                44            85
  Deferred benefit                                  (8)               (6)           (9)
                                                ------          --------        ------
       Total                                    $  448          $    433        $  534
                                                ======          ========        ======

The components of earnings (loss) from consolidated operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

(in millions)                                     1994              1993          1992
Earnings (loss) before income taxes
  U.S.                                          $1,787           $(2,762)       $  999
  Outside the U.S.                                 623               389           602
                                                ------           -------        ------
       Total                                    $2,410           $(2,373)       $1,601
                                                ======           =======        ======

U.S. income taxes
  Current provision                             $1,430           $   288        $  323
  Deferred benefit                                (293)           (1,190)         (189)
Income taxes outside the U.S.
  Current provision                                369               237           182
  Deferred benefit                                  (3)              (51)          (30)
State and other income taxes
  Current provision                                358                53           101
  Deferred provision (benefit)                      (8)             (195)           68
                                                ------           -------        ------
       Total                                    $1,853           $  (858)       $  455
                                                ======           =======        ======
The components of consolidated income
 taxes are as follows:

Continuing operations                           $  448           $   433        $  534
Discontinued operations                          1,506                23            73
Extraordinary item                                (101)               (8)            -
Cumulative effect of changes
 in accounting principle                             -            (1,306)         (152)
                                                ------           -------        ------
       Total income taxes (benefit)             $1,853           $  (858)       $  455
                                                ======           =======        ======

The differences between the provision (benefit) for income taxes and income taxes computed using the U.S. federal income tax rate for continuing operations were as follows:

(in millions)                                    1994              1993           1992
Amount computed using the statutory rate         $351              $377           $469
Increase (reduction) in taxes resulting from
  State and other income taxes                     37                25             50
  Goodwill amortization                            17                10              8
  Export sales and manufacturing credits          (22)              (17)           (20)
  Operations outside the U.S.                      43                75             33
  Other, net                                       22               (37)            (6)
                                                 ----              ----           ----
       Provision for income taxes                $448              $433           $534
                                                 ====              ====           ====

The significant components of deferred tax assets and liabilities were as follows:

(in millions)                                    1994              1993
Deferred tax assets
Postemployment obligations                     $1,182            $1,178
Restructuring costs and
 separation programs                              556               618
Inventories                                        88                68
Tax loss carryforwards                            222               196
Other                                             669               384
                                               ------            ------
                                                2,717             2,444
Valuation allowance                              (222)             (196)
                                               ------            ------
       Total                                   $2,495            $2,248
                                               ======            ======
Deferred tax liabilities
Depreciation                                   $  538            $  525
U.S. pension income                               214               220
Leasing                                           406               443
Other                                             345               344
                                               ------            ------
       Total                                   $1,503            $1,532
                                               ======            ======

The valuation allowance is primarily attributable to certain net operating loss carryforwards outside the U.S. A majority of the net operating loss carryforwards are available indefinitely.

Retained earnings of subsidiary companies outside the U.S. were approximately $1,810 million and $2,402 million at December 31, 1994 and 1993, respectively. Retained earnings at December 31, 1994 are considered to be reinvested indefinitely. If remitted, they would be substantially free of additional tax. It is not practicable to determine the deferred tax liability for temporary differences related to these retained earnings.

- - ------------------------------------------------------------------------------

- - ------------------------------------------------------------------------------

RESTRUCTURING COSTS

In December 1994, the Company committed to implement a restructuring program and recorded a fourth quarter provision of $340 million pre-tax ($254 million after-tax) for severance and other termination benefits and exit costs related to the realignment of the Company's worldwide manufacturing, marketing, administrative and photofinishing operations.

Severance actions included in the restructuring provision represent capacity reductions in manufacturing facilities and the consolidation of photofinishing operations and marketing and administrative functions in various locations of the Company's worldwide operations. This program will result in a worldwide headcount reduction of approximately 4,350 employees. The following table summarizes, by function, the number of terminations involved in the headcount reduction program:

                                           Outside
                               U.S.        the U.S.       Total

Manufacturing                   500           350           850
Marketing                       100           800           900
Administrative                   -            300           300
Photofinishing                1,400           900         2,300
                             ------        ------        ------

       Total                  2,000         2,350         4,350
                             ======        ======        ======

While most terminations will be completed by the end of 1995, the remaining terminations are expected to be completed by June 30, 1996. In 1994, 115 people were terminated in conjunction with this restructuring program at a cost of approximately $7 million.

The activities expected to be discontinued in conjunction with the realignment strategy include manufacturing and product assembly operations in certain locations, marketing presence in various parts of the world and photofinishing operations in certain locations. Exit costs of $23 million were incurred in 1994 related to this restructuring program.

The Company recorded restructuring costs in 1993 for continuing operations of $495 million. Approximately $350 million was provided for severance and termination benefit costs related to a cost reduction program to reduce worldwide employment by approximately 9,000 personnel. By the end of 1994, approximately 7,500 personnel had been terminated with $120 million and $100 million being paid in 1994 and 1993, respectively. The remaining 1,500 personnel are expected to be terminated by June 30, 1995. The remainder of the 1993 restructuring provision related to exit and severance costs associated with the closure of a German manufacturing facility. The costs charged to the reserve in 1994 amounted to approximately $47 million. The remaining accrual balance at December 31, 1994 will provide for severance and pension payments to be paid over several years to former employees of the facility.

The Company recorded restructuring costs in 1992 for continuing operations of $219 million. Approximately $150 million was provided for an early retirement program. Most of the costs associated with this program are being funded from the Company's pension plan assets. Accordingly, the remaining liability for these payments is reflected in the pension plan's benefit obligation. Consequently, the Company's cash flow has not been impacted by this liability, except to the extent of contributions made to the pension plan trust fund by the Company, of which there were no contributions in the past three years.
The remainder of the costs provided in 1992 related primarily to a program to exit several non-strategic businesses and the restructuring of the Company's non-U.S. sensitized manufacturing and photofinishing businesses.

The following table summarizes the Company's restructuring activities for the last three years:

(in millions)                      Amounts
                     1993 and 1992 Utilized  Balance at        1994       Amounts   Balance at
                     Restructuring Through   December 31,  Restructuring  Utilized  December 31,
                       Provision     1993       1993       Provision (1)  in 1994      1994
Severance and
 related costs           $500        $146       $354           $110        $173        $291
Plant closure and
 related costs             36          10         26            101          23         104
Business exits and
 asset writedowns         171         113         58             89          37         110
Noncancelable
 leases                     7           7          -             40           2          38
                         ----        ----       ----           ----        ----        ----
  Total                  $714        $276       $438           $340        $235        $543(2)
                         ====        ====       ====           ====        ====        ====

(1) The 1994 provision includes a charge of $93 million for costs related to the 1992 program which exceeded management's original estimates and relates primarily to properties associated with business exits and plant closures.  The 1994 provision for severance and related costs has been reduced by $50 million of 1993 severance reserves determined to be excess.

(2) The following amounts are included in the Consolidated Statement of Financial Position at
December 31, 1994: "payables" ($397 million), "postemployment liabilities" ($36 million),
"other long-term liabilities" ($10 million), and "land, buildings and equipment"
($100 million).

- - ------------------------------------------------------------------------------

RENTAL EXPENSE AND LEASE COMMITMENTS
(in millions)                        1994       1993       1992

Gross rentals                        $197       $185       $185
Sublease income                         8         11          5
                                     ----       ----       ----
Total                                $189       $174       $180
                                     ====       ====       ====

The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $75 million in 1995, $60 million in 1996, $54 million in 1997, $31 million in 1998, $29 million in 1999 and $62 million in 2000 and thereafter.
- - ------------------------------------------------------------------------------

RETIREMENT PLANS

Substantially all U.S. employees are covered by a noncontributory plan, the Kodak Retirement Income Plan (KRIP), which is funded by Company contributions to an irrevocable trust fund. Assets in the fund are held for the sole benefit of retired employees. Periodically, the Company makes contributions to the KRIP trust fund as permitted by law. Retirement benefits earned by employees prior to January 1, 1996, are based on a point system (age plus years of service). Full, unreduced benefits are provided to individuals with 85 points. Participants with 75 or more points (or age 55 with 10 years of service) can retire with a reduced benefit. Retirement benefits earned by employees subsequent to December 31, 1995, will no longer be based on the 75/85 point system. Full, unreduced benefits will be provided to individuals who are age 60 and have 30 years of service. The minimum retirement age under the new plan is 55 years. The benefit formula used to calculate the actual benefit dollars paid to an individual once retired will not change as a result of these new plan provisions. This amendment to the pension plan was instituted by the Company July 1, 1994. Retirement benefits generally become vested upon the completion of five years of service. The assets of the trust fund are comprised of corporate equity and debt securities, U.S. government securities, partnership and joint venture investments, interests in pooled funds, and various types of interest rate and foreign currency financial instruments.

Continuing operations total pension expense for all plans included the following:

(in millions)                                           1994       1993       1992
KRIP

   Service cost - benefits earned during the year     $  120     $  105     $   95
   Interest cost on projected benefit obligation         470        475        460
   Actual return on plan assets                           50       (944)      (432)
   Net amortization                                     (590)       364       (158)
                                                      ------     ------     ------
   Net KRIP pension expense (income)                      50          0        (35)
Other U.S. and non-U.S. plans                             83         66         62
                                                      ------     ------     ------
Total pension expense                                 $  133     $   66     $   27
                                                      ======     ======     ======

The funded status of KRIP for continuing operations was as follows:

                                                                   At December 31,
(in millions)                                                      1994       1993
Actuarial present value of benefit obligations
  Vested benefits                                                $4,861     $5,320
                                                                 ======     ======
  Accumulated benefits                                           $5,077     $5,520
                                                                 ======     ======
  Projected benefits                                             $5,879     $6,320

Market value of assets                                            5,263      5,910
                                                                 ------     ------
Projected benefits in excess of plan assets                         616        410

Unrecognized net loss                                              (524)      (344)

Unrecognized net transition asset                                   531        600

Unrecognized prior service cost                                    (178)      (286)
                                                                 ------     ------
Accrued pension expense                                          $  445     $  380
                                                                 ======     ======

The benefit obligations for KRIP include amounts for employees who retired from Eastman Chemical Company (ECC) on or before December 31, 1993, the date ECC was spun-off from the Company. Benefit obligations of all other ECC employees were transferred to ECC as part of the spin-off agreement. The benefit obligation of KRIP excludes amounts for all employees (both retired and active) of the non-imaging health businesses sold in 1994 because those obligations were transferred to the buyers of the non-imaging health businesses. The market value of assets of KRIP reflect the Company's estimates of the assets held for employees in continuing operations only. The transfer of assets from the KRIP trust fund to ECC and the buyers of the non-imaging health businesses was not completed as of December 31, 1994. The Company anticipates the transfer of assets will not be completed for several years to ensure compliance with agreements and applicable government regulations.

The assumptions used to compute pension amounts for KRIP were as follows:
                                                           December 31,
                                                         1994      1993

        Discount rate                                     8.5%     7.25%
        Salary increase rate                                5%        4%
        Long-term rate of return on plan assets           9.5%      9.5%


The Company also sponsors another plan for certain U.S. employees (primarily executives). The benefits of this plan are obtained by applying KRIP provisions to all compensation, including compensation currently being deferred, and without regard to the legislated qualified plan maximums, reduced by benefits under KRIP. At December 31, 1994 and 1993, the projected benefit obligation of this plan amounted to $140 million and $131 million, respectively. The Company had recorded long-term liabilities at those dates of $124 million and $126 million, respectively. Pension expense for continuing operations recorded in 1994, 1993 and 1992 related to this plan was $17 million, $15 million and $13 million, respectively.

Most subsidiaries and branches operating outside the U.S. have retirement plans covering substantially all employees. Contributions by the Company for these plans are typically deposited under government or other fiduciary-type arrangements. Retirement benefits are generally based on contractual agreements that provide for benefit formulas using years of service and/or compensation prior to retirement. The actuarial assumptions used for these plans reflect the diverse economic environments within the various countries in which the Company operates. The financial impact of these plans is insignificant to the Company.

- - ------------------------------------------------------------------------------

NONPENSION POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS


Nonpension postretirement expense for continuing operations for 1994 and 1993 was $183 million and $255 million, respectively. Prior to 1993, these costs were accounted for on a "pay-as-you-go" basis and were $100 million in 1992.

The Company provides healthcare, dental and life insurance benefits to eligible retirees and eligible survivors of retirees. In general, these benefits are provided to U.S. retirees that are covered by the provisions of the Company's principal pension plan. The Company has amended healthcare, dental, and life insurance benefits provided to eligible retirees and eligible survivors of retirees. The Company announced in 1992 a cap for people retiring after January 1, 1993 that would freeze the Company's contribution to healthcare and dental costs in the year when costs were twice the average amount paid in 1992.

In 1994, the Company announced that it will set a cap on the amount the Company pays for healthcare and dental costs in the future for many people who retired prior to January 1, 1993. This new cap will become effective in the year 2000 or the year in which the previously announced cap becomes effective, whichever is later. In addition, the basis of the Company's contribution to healthcare for eligible retirees and eligible survivors of retirees will be a managed care program. The reduction of SFAS No. 106 costs generated by the above changes as well as economic assumption changes in 1994 was $90 million ($57 million after-tax).

A few of the Company's subsidiaries and branches operating outside the U.S. offer healthcare benefits; however, the cost of such benefits is insignificant to the Company.

The Company adopted SFAS No. 106 on January 1, 1993. The obligation for continuing operations owed to current and retired employees, as of January 1, 1993, was recognized on that date as a cumulative effect of a change in accounting principle of $1,557 million after-tax. The Company plans to continue to fund these benefit costs on a "pay-as-you-go" basis and, consequently, the adoption of SFAS No. 106 will not significantly affect the Company's cash flows.

The net postretirement benefit cost for continuing operations includes the following components:

(in millions)
                                     1994      1993

Service cost                        $  26     $  25
Interest cost                         192       230
Net amortization                      (35)        -
                                    -----     -----
Net postretirement
 benefit cost                       $ 183     $ 255
                                    =====     =====

The total obligation and amount recognized for continuing operations in the Consolidated Statement of Financial Position at December 31, 1994 and 1993, were as follows:

(in millions)
                                      1994      1993

Accumulated postretirement
 benefit obligation
    Retirees                        $1,765    $2,576
    Fully eligible active plan
     participants                       23        94
    Other active plan participants     366       524
                                    ------    ------

     Total obligation                2,154     3,194

Unrecognized net loss                  (90)     (344)
Unrecognized negative plan
 amendment                             839         -
                                    ------    ------
     Accrued postretirement
      benefit cost                  $2,903    $2,850
                                    ======    ======

To estimate this obligation, healthcare costs were assumed to increase 10% in 1995 with the rate of increase declining ratably to 5% by 2002 and thereafter. The discount rate utilized to measure the obligation at December 31, 1994 and 1993, was 8.5% and 7.25%, respectively. If the healthcare cost trend rates were increased by one percentage point, the accumulated postretirement benefit obligation for continuing operations, as of December 31, 1994, would increase by approximately $129 million while the net postretirement benefit cost for the year then ended would increase by approximately $17 million.

Effective January 1, 1993, the Company adopted SFAS No. 112. The obligation for continuing operations as of January 1, 1993 was recognized as a cumulative effect of a change in accounting principle of $150 million ($92 million after-tax). Adoption of SFAS No. 112 did not have a material effect on the Company's earnings before cumulative effect of changes in accounting principle.

- - ------------------------------------------------------------------------------

STOCK OPTION AND COMPENSATION PLANS

The 1990 Omnibus Long-Term Compensation Plan provides for a variety of awards to key employees. Some of these awards are based upon performance criteria relating to the Company established by the Executive Compensation and Development Committee of the Board of Directors.

The 1990 Omnibus Long-Term Compensation Plan provides that options can be granted through January 31, 1995, to key employees for the purchase of up to 16,000,000 shares of the Company's common stock at an option price not less than 50 percent of the per share fair market value on the date of the stock option's grant. No options below fair market value have been granted to date. Options with dividend equivalents were awarded during 1994, 1993 and 1992 under the 1990 Omnibus Long-Term Compensation Plan. Provisions under this plan amounted to $6 million in 1994, $5 million in 1993 and $5 million in 1992. The 1990 Plan also provides for the granting of Stock Appreciation Rights
(SARs) either in tandem with options or freestanding. SARs allow optionees to receive a payment equal to the appreciation in market value of a stated number of shares of the Company's common stock from the SARs exercise price to the market value on the date of its exercise. Exercise of a tandem SAR requires the optionee to surrender the related option. At December 31, 1994, there were 198,912 tandem SARs and 558,712 freestanding SARs outstanding at option prices ranging from $30.25 to $44.50.

The 1985 Stock Option Plan provided that options could be granted through 1989 to key employees for the purchase of up to 6,000,000 (prior to giving effect to the 3-for-2 partial stock split in 1987) shares of the Company's common stock at an option price not less than the per share fair market value at the time the option was granted. Options granted have maximum durations of 7 or 10 years from the date of grant but may expire sooner if the optionee's employment terminates. The 1985 Plan also provided for the granting of SARs either in tandem with options or freestanding. At December 31, 1994, there were 661,457 tandem SARs and 68,205 freestanding SARs outstanding at option prices ranging from $33.79 to $39.53.

Summarized option data as of December 31, 1994 are as follows:

                                                  Shares        Range of Price
                                               Under Option       Per Share
                                               ------------    ---------------
Options Outstanding December 31, 1993            20,231,934    $25.92 - $50.47


Options Granted                                   3,397,049    $42.94 - $49.44

Options Exercised                                   927,113    $25.92 - $44.50

Options Cancelled                                   145,627    $25.92 - $44.50

Options Surrendered                                 757,869    $25.92 - $43.18
                                                 ----------    ---------------
Options Outstanding December 31, 1994            21,798,374    $30.25 - $50.47
                                                 ==========    ===============

At December 31, 1994, 16,689,314 of the options outstanding were exercisable.

Approximately 725,000 options were surrendered in 1994 as a result of the spin-off of the Company's worldwide chemical business on December 31, 1993.

- - ------------------------------------------------------------------------------

ACQUISITION OF REMAINING SHARES OF QUALEX

In August 1994, the Company acquired the remaining shares of Qualex, a photofinisher operating primarily in the U.S. Prior to August 12, 1994, the Company had an investment in Qualex of approximately fifty percent of its outstanding common shares, which was accounted for under the equity method.

The Company purchased the remaining shares of Qualex for $150 million with a combination of cash and a note. At December 31, 1994, $100 million remains to be paid in two equal installments in February and August 1995 and is included in "payables". The tangible and identifiable intangible assets acquired, principally receivables and properties, amounted to approximately $375 million. The liabilities assumed, principally debt, amounted to approximately $410 million. After recognizing the amount of the Company's investment which had been recorded by the Company prior to the acquisition date, approximately $160 million, the amount of goodwill resulting from this acquisition approximated $345 million. The Company's investment in Qualex was previously included in "long-term receivables and other noncurrent assets". The results of operations of Qualex are included in the Company's Consolidated Statement of Earnings for the period following the transaction date as a component of the Consumer Imaging segment. Net sales and costs of sales amounts consolidated for this period were $279 million and $200 million, respectively. Current and prior year pro forma information for the acquisition is not presented due to its relative insignificance.

- - ------------------------------------------------------------------------------

SEGMENT INFORMATION

In conjunction with the Company's intention to focus its attention on its consumer and commercial imaging businesses, the Company has changed its segments for financial reporting purposes. The Consumer Imaging business unit, which was previously included in the former Imaging segment, is now reported as a separate segment. The Commercial Imaging segment includes the other business units from the former Imaging segment, the business units from the former Information segment, Digital and Applied Imaging operations and the Health Sciences business unit, which was previously included in the Health segment. Financial data for prior periods have been restated to conform with the 1994 segment presentation.

The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. The Consumer Imaging segment includes amateur films, photographic papers, chemicals and equipment for photographic imaging and photofinishing operations. The Commercial Imaging segment includes motion picture, professional and graphic arts films, microfilms, copiers, printers and other equipment for information management. Sales between segments are made on a basis intended to reflect the market value of the products.

Sales are reported in the geographic area where they originate. Transfers among geographic areas are made on a basis intended to reflect the market value of the products, recognizing prevailing market prices and distributor discounts.

The parent company's equity in the net assets of subsidiaries outside the U.S. was as follows:

(in millions)                        1994           1993           1992

Net assets                         $3,057         $2,912         $2,729
                                   ======         ======         ======

SEGMENT INFORMATION (continued)
Financial information by geographic areas is as follows:

                                              Canada
                                                and              Asia,
                                      United   Latin             Africa,   Elimi-    Consoli-
(in millions)                         States  America   Europe  Australia  nations      dated

1994
Sales to customers                   $ 6,434   $1,266   $3,670   $2,187              $13,557
Transfers among geographic areas       2,547      456      340       58   $(3,401)             -
                                     -------   ------   ------   ------   -------    -------
   Total sales                       $ 8,981   $1,722   $4,010   $2,245   $(3,401)   $13,557
                                     =======   ======   ======   ======   =======    =======
Earnings (loss) from operations
 from continuing operations          $   884   $  130   $  315   $  (17)  $    (3)   $ 1,309
                                     =======   ======   ======   ======   =======    =======

Assets by geographic areas           $10,131   $1,342   $2,853   $1,692   $(1,050)   $14,968
                                     =======   ======   ======   ======   =======    =======


1993
Sales to customers                   $ 6,038   $1,178   $3,529   $1,925              $12,670
Transfers among geographic areas       2,063      414      307       46   $(2,830)         -
                                     -------   ------   ------   ------   -------    -------
   Total sales                       $ 8,101   $1,592   $3,836   $1,971   $(2,830)   $12,670
                                     =======   ======   ======   ======   =======    =======
Earnings (loss) from operations
 from continuing operations          $ 1,007   $  191   $   (6)  $   63   $    (7)   $ 1,248
                                     =======   ======   ======   ======   =======    =======
Assets by geographic areas           $ 8,952   $1,320   $2,615   $1,446   $ 4,477(1) $18,810
                                     =======   ======   ======   ======   =======    =======

1992
Sales to customers                   $ 6,167   $1,113   $4,002   $1,710              $12,992
Transfers among geographic areas       2,175      360      304       35   $(2,874)         -
                                     -------   ------   ------   ------   -------    -------
   Total sales                       $ 8,342   $1,473   $4,306   $1,745   $(2,874)   $12,992
                                     =======   ======   ======   ======   =======    =======
Earnings from operations
 from continuing operations          $   949   $  206   $  190   $   64   $   (10)   $ 1,399
                                     =======   ======   ======   ======   =======    =======
Assets by geographic areas           $ 8,803   $1,092   $3,028   $1,383   $ 4,732(1) $19,038
                                     =======   ======   ======   ======   =======    =======

(1) Includes net assets of discontinued operations.

- - ------------------------------------------------------------------------------

SEGMENT INFORMATION (continued)
(in millions)                                        1994           1993           1992
Sales from continuing operations,
 including intersegment sales
  Consumer Imaging                                $ 5,919        $ 5,292        $ 5,414
  Commercial Imaging                                7,646          7,382          7,592
Intersegment sales                                     (8)            (4)           (14)
                                                  -------        -------        -------
    Total sales from continuing operations        $13,557        $12,670        $12,992
                                                  =======        =======        =======
Earnings from operations from
 continuing operations (1)
  Consumer Imaging                                $   878        $   931        $ 1,065
  Commercial Imaging                                  431            317            334
                                                  -------        -------        -------
    Total earnings from operations
      from continuing operations                    1,309          1,248          1,399

Other revenues and charges
  Consumer Imaging                                    (31)             2             (7)
  Commercial Imaging                                   (7)             9            (31)
  Corporate                                          (127)            (7)           265
  Interest expense                                    142            175            247
                                                  -------        -------        -------
    Earnings before income taxes                  $ 1,002        $ 1,077        $ 1,379
                                                  =======        =======        =======
Assets
  Consumer Imaging                                $ 4,805        $ 4,154        $ 4,191
  Commercial Imaging                                7,950          7,334          7,228
  Net assets of discontinued operations                 -          5,349          6,904
  Corporate                                         2,213          1,973            715
                                                  -------        -------        -------
    Total assets at year end                      $14,968        $18,810        $19,038
                                                  =======        =======        =======
Depreciation expense
  Consumer Imaging                                $   217        $   286        $   281
  Commercial Imaging                                  619            531            655
                                                  -------        -------        -------
    Total depreciation expense                    $   836        $   817        $   936
                                                  =======        =======        =======
Amortization of goodwill
  Consumer Imaging                                $    25        $     6        $     4
  Commercial Imaging                                   22             23             19
                                                  -------        -------        -------
    Total amortization of goodwill                $    47        $    29        $    23
                                                  =======        =======        =======
Capital additions
  Consumer Imaging                                $   303        $   282        $   367
  Commercial Imaging                                  850            535            869
                                                  -------        -------        -------
    Total capital additions                       $ 1,153        $   817        $ 1,236
                                                  =======        =======        =======

(1)  Earnings from operations are shown after deducting restructuring costs of:

                                                     1994           1993           1992

     Consumer Imaging                                $190           $141           $ 58
     Commercial Imaging                               150            354            161

- - ------------------------------------------------------------------------------

QUARTERLY SALES AND EARNINGS DATA - UNAUDITED
                                         4th Qtr.    3rd Qtr.     2nd Qtr.     1st Qtr.
                                              (in millions, except per share data)
1994

Sales from continuing operations         $3,848      $3,529       $3,425      $2,755
Gross profit from continuing
 operations                               1,742       1,562        1,643       1,285
Earnings (loss) from continuing
 operations before extraordinary
  item                                      (79)(1)     193          295         145
Earnings (loss) from discontinued
 operations                                 350           -          (30)        (51)
Extraordinary item                         (253)          -           (1)        (12)
Net earnings                                 18(1)      193          264          82
Primary earnings (loss) per share from
 continuing operations before
  extraordinary item (2)                   (.23)        .57          .88         .44
Primary earnings (loss) per share
 from discontinued operations (2)          1.03           -         (.09)       (.15)
Extraordinary item                         (.75)          -            -        (.04)
Primary earnings per share                  .05         .57          .79         .25
Fully diluted earnings per share (2)        .04         .56          .78         .24

(1)  After deducting $340 million of restructuring costs, which reduced net earnings by $254 million, and $110 million loss on the extinguishment of certain financial instruments, which reduced net earnings by $80 million.

(2)  Each quarter is calculated as a discrete period and the sum of the four quarters does not equal the full year amount.

QUARTERLY SALES AND EARNINGS DATA - UNAUDITED (continued)
                                          4th Qtr.    3rd Qtr.     2nd Qtr.    1st Qtr.
                                              (in millions, except per share data)

1993

Sales from continuing operations         $3,489      $3,160       $3,353      $2,668
Gross profit from continuing operations   1,523       1,535        1,709       1,249
Earnings (loss) from continuing
 operations before extraordinary item
  and cumulative effect of changes in
   accounting principle                     220         (74)(1)      350         148
Earnings (loss) from discontinued
 operations before cumulative effect
  of changes in accounting principle        (18)          7 (2)       33           1
Extraordinary item                           (1)         (1)         (12)          -
Cumulative effect of changes in
 accounting principle:
   Continuing operations                      -           -            -      (1,649)(3)
   Discontinued operations                    -           -            -        (519)(3)
Net earnings (loss)                         201         (68)(1)(2)   371      (2,019)
Primary earnings (loss) per share from
 continuing operations before
  extraordinary item and cumulative
   effect of changes in accounting
    principle (4)                           .67        (.23)        1.07         .46
Primary earnings (loss) per share
 from discontinued operations before
  cumulative effect of changes in
   accounting principle (4)                (.06)        .02          .10           -
Extraordinary item                            -           -         (.04)          -
Cumulative effect of changes in
 accounting principle:
   Continuing operations                      -           -            -       (5.05)
   Discontinued operations                    -           -            -       (1.59)
Primary earnings (loss) per share (4)       .61        (.21)        1.13       (6.18)
Fully diluted earnings (loss) per
 share (4)                                  .60        (.15)        1.08       (6.18)

(1)  After deducting $495 million of restructuring costs, which reduced net earnings by $353 million.

(2)  After deducting $55 million of restructuring costs, which reduced net earnings by $34 million.

(3) Cumulative effect of the change in accounting for certain postretirement and other postemployment benefits, adopted in the 1st and 2nd quarter, effective January 1, 1993.

(4)  Each quarter is calculated as a discrete period and the sum of the four quarters does not equal the full year amount.

- - ------------------------------------------------------------------------------

SUMMARY OF OPERATING DATA
Eastman Kodak Company and Subsidiary Companies
(Dollar amounts and shares in millions, except per share data)

                                               1994       1993       1992       1991     1990
Sales                                       $13,557    $12,670    $12,992   $12,427   $12,526
Earnings from operations before
 extraordinary item and cumulative effect
  of changes in accounting principle:
    Continuing                                  554(1)     644 (2)    845(4)     12(6)    548(7)
    Discontinued                                269         23 (2)    149(4)      5(6)    155
Net earnings (loss)                             557(1)  (1,515)(2)  1,146(4)     17(6)    703(7)
                                                               (3)       (5)
EARNINGS AND DIVIDENDS
Net earnings - percent of sales                 4.1%     (12.0%)      8.8%      0.1%      5.6%
             - percent return on average
               shareowners' equity             15.1%     (30.6%)     18.1%      0.3%     10.5%
Primary earnings (loss) per share (8)          1.66      (4.62)      3.53       .05      2.17
Cash dividends declared
  - on common shares (9)                        537        657        650       649       649
  - per common share (9)                       1.60       2.00       2.00      2.00      2.00
Common shares outstanding at close of year    339.8      330.6      325.9     324.9     324.6
Shareowners at close of year                151,349    157,797    166,532   169,164   168,935

STATEMENT OF FINANCIAL POSITION DATA
Working capital                             $ 1,948    $ 2,696    $   545   $   681   $   628
Properties - net                              5,292      5,027      5,520     5,515     5,338
Total assets                                 14,968     18,810     19,038    19,952    20,085
Long-term borrowings                            660      6,727      5,259     5,648     5,036
Total net assets (shareowners' equity)        4,017      3,356      6,557     6,104     6,748

SUPPLEMENTAL INFORMATION
Sales - Consumer Imaging (10)               $ 5,919    $ 5,292    $ 5,414   $ 5,135   $
      - Commercial Imaging (10)               7,646      7,382      7,592     7,301
Research and development costs                  859        864        988       971       872
Depreciation                                    836        817        936       874       798
Taxes (excludes payroll, sales, and excise
  taxes)                                        567        545        584      (183)      377
Wages, salaries, and employee benefits        4,690      4,679      4,653     4,533     4,427
Employees at close of year
  - in the U.S.(11)                          54,300     49,100     50,900    51,600    55,500
  - worldwide (11)                           96,300     91,800     95,200    96,700    99,300

(1)  After deducting $340 million of restructuring costs from continuing operations, which reduced net earnings by $254 million, and $110 million loss on the extinguishment of certain financial instruments, which reduced net earnings by $80 million.  Net earnings were also reduced by $266 million of extraordinary losses related to the early extinguishment of debt.
(2)  After deducting $495 million of restructuring costs from continuing operations, which reduced net earnings by $353 million, and after deducting $55 million of restructuring costs from discontinued operations, which reduced net earnings by $34 million.
(3)  The net loss for 1993 was due to an after-tax charge of $2.17 billion from the cumulative effect of adopting SFAS No. 106, Employers' Accounting for Postretirement Benefits Other
     Than Pensions, and SFAS No. 112, Employers' Accounting for Postemployment Benefits.
(4)  After deducting $219 million of restructuring costs from continuing operations, which reduced net earnings by $140 million, and after deducting $1 million of restructuring costs from discontinued operations, which reduced net earnings by less than $1 million.
(5)  Net earnings for 1992 benefited by $152 million from the cumulative effect of adopting
     SFAS No. 109, Accounting for Income Taxes.
(6)  After deducting $1,448 million of restructuring costs from continuing operations, which reduced net earnings by $934 million, and after deducting $157 million of restructuring costs from discontinued operations, which reduced net earnings by $98 million.
(7)  After deducting $888 million for the litigation judgment, including post-judgment interest, which reduced net earnings by $564 million.
(8)  Based on average number of shares outstanding.
(9)  The lower dividends in 1994 were due to the spin-off of the Eastman Chemical Company operations at year-end 1993.  As a result of the spin-off, the Company's shareowners received one share of Eastman Chemical Company stock for every four shares of Kodak common stock.
(10) Data for 1993, 1992 and 1991 have been restated to reflect the new basis of two reporting segments.
(11) The acquisition of Qualex during 1994 added approximately 7,600 people to the Company's
     U.S. employment.  Acquisitions outside the U.S. during 1994 added approximately 1,200 people to the Company's employment levels.  Approximately 5,100 personnel left the Company during 1994 under restructuring programs.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

- - ------------------------------------------------------------------------------

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Nominees to Serve as Directors for a Three-Year Term Expiring at the 1998 Annual Meeting (Class II Directors)

ALICE F. EMERSON

Dr. Emerson, 63, is Senior Fellow of The Andrew W. Mellon Foundation, a position she assumed in 1991 after having served as President of Wheaton College in Massachusetts since 1975. Prior to 1975, Dr. Emerson served the University of Pennsylvania, first as Dean of Women from 1966 to 1969 and subsequently as Dean of Students. Elected to the Kodak Board of Directors in May 1992, Dr. Emerson received her bachelor's degree from Vassar College and her Ph.D. degree from Bryn Mawr College. She is a member of the boards of directors of AES Corporation, Bank of Boston Corporation and Champion International Corp.


ROBERTO C. GOIZUETA

Mr. Goizueta, 63, is Chairman and Chief Executive Officer of The Coca-Cola Company. He was elected to this position in March 1981, having served as President from May 1980 to March 1981. Prior to becoming President, he was a Vice Chairman and Executive Vice President. Mr. Goizueta, who was elected to the Kodak Board of Directors in May 1989, received a B.S. degree in chemical engineering from Yale University. He is a member of the boards of directors of Ford Motor Company, SONAT Inc. and SunTrust Banks, Inc.


WILBUR J. PREZZANO

Mr. Prezzano, 54, who joined the Kodak Board of Directors in May 1992, is an Executive Vice President of Eastman Kodak Company. Mr. Prezzano joined the Company in 1965 in the statistical department and has held positions in Treasurer's, Business Systems Markets, Customer Equipment Services Division, Copy Products, Marketing Division, International Photographic Operations and Photographic Products. He served as Group Vice President and General Manager, International, from January 1990 to September 1991, when he became President of Kodak's Health Group. In August, 1994, he was elected an Executive Vice President and was named chairman and president of the Greater China Region. Mr. Prezzano received B.S. and M.B.A. degrees from the University of Pennsylvania's Wharton School.


LEO J. THOMAS

Dr. Thomas, 58, who joined the Kodak Board of Directors in May 1992, is an Executive Vice President of Eastman Kodak Company. Dr. Thomas began his Kodak career in 1961, and held various positions in the Research Laboratories before being named Director of Research and elected a Vice President in 1977. In December 1978, he was elected a Senior Vice President and in 1984, he was appointed General Manager, Life Sciences. Following the acquisition of Sterling Drug Inc. in 1988, Dr. Thomas was named Sterling Vice Chairman, and was elected the subsidiary's Chairman in September 1988. He became General Manager of the Health Group in 1989 and was elected a Group Vice President in November 1989. In September 1991, Dr. Thomas became President of the Imaging Group, which was formed to consolidate Kodak's photographic and commercial imaging businesses. In August, 1994, he was elected an Executive Vice President. Dr. Thomas holds a B.S. degree from the University of Minnesota and M.S. and Ph.D. degrees from the University of Illinois. He is a member of the boards of directors of Frontier Corporation and John Wiley & Sons, Inc.

Directors Serving a Term Expiring at the 1996 Annual Meeting
(Class III Directors)

RICHARD S. BRADDOCK

Mr. Braddock, 53, who was elected to the Kodak Board of Directors in May 1987, is a principal of Clayton, Dubilier & Rice, a position he has held since
June 1994. From January 1993 until October 1993, he was Chief Executive Officer of Medco Containment Services, Inc. From January 1990 through October 1992, he served as President and Chief Operating Officer of Citicorp and its principal subsidiary, Citibank, N.A. Prior to that, he served for approximately five years as Sector Executive in charge of Citicorp's Individual Bank, one of the financial services company's three core businesses. Mr. Braddock was graduated from Dartmouth College in 1963 with a degree in history, and received his M.B.A. from the Harvard School of Business Administration in 1965. He is a director of Lotus Development, True North Communications Inc., DFS Group Limited, and Van Kampen American Capital, Inc.


KARLHEINZ KASKE

Dr. Kaske, 66, served as President and Chief Executive Officer of Siemens AG from 1981 until his retirement in September 1992. Dr. Kaske joined Siemens in 1960 and held a variety of positions with Siemens AG, including head of Process Engineering and head of the Power Engineering Group. Dr. Kaske is a professor at the Technical University of Munich. He holds a diploma in physics from the Technical University of Aachen and a Doctorate of Engineering from the Technical University of Brunswick. Dr. Kaske is Chairman of the supervisory board of MAN Aktiengesellschaft and a member of the supervisory boards of Philipp Holzmann AG and Linde AG.


RICHARD A. ZIMMERMAN

Mr. Zimmerman, 63, who joined the Kodak Board of Directors in July 1989, is the retired Chairman and Chief Executive Officer of Hershey Foods Corporation. Mr. Zimmerman joined Hershey in 1958 and was named Vice President in 1971. Appointed a Group Vice President later in 1971, he became President and Chief Operating Officer in 1976. He was named Chief Executive Officer in January 1984 and Chairman of the Board in March 1985. Mr. Zimmerman was graduated from Pennsylvania State University. He is a member of the boards of directors of Lance, Inc. and Westvaco Corporation.


Directors Serving a Term Expiring at the 1997 Annual Meeting
(Class I Directors)


MARTHA LAYNE COLLINS

Governor Collins, 58, was elected to the Board of Directors in May 1988. She is President of Martha Layne Collins and Associates, a consulting firm, and is also President of St. Catharine College in Springfield, Kentucky, a position she assumed in July 1990. Following her receipt of a B.S. from the University of Kentucky, Governor Collins taught from 1959 to 1970. After acting as Coordinator of Women's Activities in a number of political campaigns, she served as Clerk of the Supreme Court of the Commonwealth of Kentucky from 1975 to 1979. She was elected to a four-year term as Governor of the Commonwealth of Kentucky in 1983 after having served as Lieutenant Governor from 1979 to 1983. Governor Collins, who has served as a Fellow at the Institute of Politics, Harvard University, is a director of R. R. Donnelley & Sons Company and Bank of Louisville.

GEORGE M. C. FISHER

Mr. Fisher, 54, who joined the Kodak Board of Directors on December 1, 1993, is Chairman, President and Chief Executive Officer of Eastman Kodak Company. Mr. Fisher most recently served as Chairman and Chief Executive Officer of Motorola, Inc., after having served as President and Chief Executive Officer between 1988 and 1990 and Senior Executive Vice President and Deputy to the Chief Executive Officer between 1986 and 1988. Mr. Fisher holds a bachelor's degree in engineering from the University of Illinois and a masters in engineering and doctorate in applied mathematics from Brown University.


PAUL E. GRAY

Dr. Gray, 63, was elected to the Board of Directors in September 1990. Chairman of the Corporation of the Massachusetts Institute of Technology (M.I.T.) since October 1990, Dr. Gray served for the ten preceding years as President of M.I.T. He has also served on the M.I.T. faculty and in the academic administration, including responsibilities as Associate Provost, Dean of Engineering, and Chancellor. Dr. Gray earned his bachelor's, master's, and doctorate degrees in electrical engineering from M.I.T. He is a director of Arthur D. Little, Inc., The Boeing Co., and The New England.


JOHN J. PHELAN, JR.

Mr. Phelan, 63, who joined the Kodak Board of Directors in December 1987, is the retired Chairman and Chief Executive Officer of the New York Stock Exchange, a position which he held from 1984 until 1990. He was President of the International Federation of Stock Exchanges from 1991 through 1993. He is a member of the Council on Foreign Relations and is a senior advisor to the Boston Consulting Group. Mr. Phelan, a graduate of Adelphi University, is active in educational and philanthropic organizations and is also a director of Avon Products, Inc., Merrill Lynch & Co., Inc., Metropolitan Life Insurance Company and SONAT Inc.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

COMPENSATION OF DIRECTORS Directors who are compensated as employees of the Company receive no additional compensation as directors. Each director who is not an employee of the Company receives an annual retainer of $38,000, payable $20,000 in common stock of the Company and $18,000 in cash. In addition, each such director receives a fee of $1,000 for each Board meeting attended and $900 for each Board committee and special meeting attended, and $1,000 for each Board committee and special meeting which he or she chairs. There is a deferred compensation plan available to all such directors for the cash portion of their compensation, in which two directors participated in 1994. Directors participating in this plan may choose between an interest-bearing account and a phantom Kodak stock fund. Each director who is not an employee of the Company is eligible to participate in a retirement plan for directors which provides an annual retirement benefit equal to the then-current annual retainer, if the director has served at least five years. Directors who have served fewer than five years are entitled to a pro rata retirement benefit. Each director who is not an employee of the Company is covered by group term life insurance in the amount of $100,000, which decreases to $50,000 at the later of retirement from the Board under the retirement plan described above or age 65. In the event of a change in control (as defined in the applicable plans) each account under the deferred compensation plan will be paid in a single lump sum cash payment and all retirement benefit payments will be paid in a single lump sum cash payment equal to the present value of the remaining retirement benefits.

Each non-employee director is eligible to participate in the Company's Directors' Charitable Award Program, which provides for a contribution by the Company of $1,000,000 following the director's death to up to four charitable institutions recommended by the director. The individual directors derive no financial benefits from this Program, which is funded by joint life insurance policies purchased by the Company and self insurance. The purposes of the Program are to further the Company's philanthropic endeavors, with particular emphasis on education, acknowledge the service of the Company's directors, recognize the interest of the Company and the directors in supporting worthy charitable and educational institutions and enable the Company to attract and retain directors of the highest caliber. Directors who are participating in the Program are Messrs. Braddock, Duncan, Phelan, and Zimmerman,
Drs. Emerson, Gray, and Kaske, and Gov. Collins.

COMPENSATION OF EXECUTIVE OFFICERS The individuals named in the following table were the Company's Chief Executive Officer and the four highest paid executive officers during 1994.

                                                              <PAGE 54>

                                               SUMMARY COMPENSATION TABLE
                                           Annual Compensation                      Long-Term Compensation
                               ---------------------------------   -------------------------------------------------
                                                                             Awards             Payouts
                                                                    ------------------------    -------
                                                        Other
                                                        Annual      Restricted    Securities             All other
Name and                                                Compen-     Stock         Underlying    LTIP     Compensa-
Principal Position     Year    Salary (a)   Bonus (b)   sation      Award(s)      Options/SARs  Payouts  tion
- - ------------------     ----    ----------   ----------  ----------  ----------    ------------  -------  -------------
G. M. C. Fisher        1994    $2,000,000   $1,816,400  $ 84,901(c) $        0                  $     0  $2,103,524(d)
Chairman, President,   1993       330,769      154,000          (e)  1,270,000(g) 1,323,539           0   5,000,000(h)
and Chief Executive
Officer

R. T. Bourns           1994       440,000      270,238          (e)          0       10,000           0           0
Senior Vice            1993       400,000      227,563          (e)          0       10,017           0           0
President              1992       343,462      127,873          (e)          0       17,530           0           0

H. L. Kavetas          1994       478,077      457,605    56,044(f)    550,830(i)   200,000           0      55,000(j)
Executive Vice
President
(eff. 9/9/94), Senior
Vice President
(2/11/94-9/8/94)

W. J. Prezzano         1994       552,615      501,328   113,686(k)          0       65,000           0   1,351,200(l)
Executive Vice         1993       536,000      259,752   306,298(k)          0       15,026           0           0
President              1992       536,000      291,146   391,865(k)          0       25,795           0           0
(eff. 9/9/94),
Group Vice President
(1/1/94-9/8/94)

L. J. Thomas           1994       618,462      488,547          (e)          0      119,200           0           0
Executive Vice         1993       592,308      301,008          (e)          0       19,158           0           0
President              1992       580,000      267,306          (e)          0       33,182           0           0
(eff. 9/9/94),
Group Vice President
(1/1/94-9/8/94)

(a)  Includes amounts paid and deferred
(b)  Includes both Wage Dividend (WD) and Management Annual Performance Plan (MAPP) paid in the year following for services rendered in the year indicated, in the following amounts for 1994:  G. M. C. Fisher - $136,400 WD,
     $1,680,000 MAPP; R. T. Bourns - $40,238 WD, $230,000 MAPP; H. L. Kavetas - $32,605 WD, $425,000 MAPP; W. J.
     Prezzano - $51,328 WD, $450,000 MAPP; L. J. Thomas - $58,547 WD, $430,000 MAPP.
(c)  This amount includes $43,973 for club memberships.
(d)  This amount includes $2,064,394 of principal and interest forgiven by the Company with respect to two loans described under the heading "Employment Contracts" on page 57 and $39,130 for term life insurance premiums.
(e)  The value of personal benefits provided to the executive officer is less than the minimum amount required to be reported.
(f)  This amount includes $35,615 as a temporary living allowance.
(g)  This amount represents 20,000 shares of restricted stock valued at $63.50 per share, on the date of grant, November
     11, 1993.  The value of these shares as of December 31, 1994 was $955,000.  These shares are restricted until
     October 26, 1998 and receipt of these shares is conditioned upon continued employment with the Company until such date.  Dividends are paid on these shares as and when dividends are paid on Kodak common stock.
(h)  This represents a hiring bonus, including amounts paid to reimburse Mr. Fisher for compensation and benefits he forfeited upon termination of employment with his previous employer.
(i)  This amount represents 12,810 shares of restricted stock valued at $43.00 per share, on the date of grant, February
     15, 1994.  The value of these shares as of December 31, 1994 was $611,678.  These shares are restricted until
     February 14, 1999 and receipt of these shares is conditioned upon continued employment with the Company until such date.  Dividends are paid on these shares as and when dividends are paid on Kodak common stock.
(j)  This amount represents a hiring bonus.
(k)  This amount represents expatriate payments and tax reimbursement for overseas assignments in 1990 and 1991.  The value of personal benefits provided to the executive officer is less than the minimum amount required to be reported.
(l)  This amount represents a special recognition award paid in 1995 in connection with the divestiture in 1994 of the non-imaging health businesses.



                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                       Individual Grants
- - ------------------------------------------------------------------------------
                   Number of     Percentage                                           Potential Realizable Value at Assumed
                   Securities    of Total                                           Annual Rate of Stock Price Appreciation
                   Underlying    Options/SARs                                                 for Option Term (a)
                   Options/      Granted to        Exercise or                      ------------------------------------------
                   SARs          Employees in      Base Price      Expiration
     Name          Granted       Fiscal Year       Per Share       Date                 0% (b)           5% (c)        10% (d)
- - ----------------   --------      ------------      -------------   -----------      ----------      ------------   -----------
G. M. C. Fisher          0              0%         N/A             N/A              $   0           $        0     $         0

R. T. Bourns        10,000(e)         .28          $42.94          2/14/04              0              270,000         684,400

H. L. Kavetas      200,000(f)        5.61           42.94          2/14/04              0            5,400,000      13,688,000

W. J. Prezzano      15,000(e)         .42           42.94          2/14/04              0              405,000       1,026,600
                    50,000(g)        1.40           44.50          3/09/04              0            1,399,500       3,546,000

L. J. Thomas        19,200(e)         .54           42.94          2/14/04              0              518,400       1,314,048
                   100,000(g)        2.81           44.50          3/09/04              0            2,799,000       7,092,000

All Shareholders
    at $42.94      N/A           N/A               N/A             N/A                  0            9 Billion      23 Billion
    at $44.50                                                                           0            9 Billion      24 Billion

Gain of named      N/A           N/A               N/A             N/A              N/A                   .001            .001
officers as                                                                                               .001            .001
portion of all
shareholder gain

(a)  The dollar amounts under these columns are the result of calculations at 0% and at the 5% and 10% rates set by the
     Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the
     Company's stock price.
(b)  No gain to the optionees is possible without an increase in stock price, which will benefit all shareholders commensurately.  A zero percent increase in stock price will result in zero dollars for the optionee.
(c)  A 5% per year appreciation in stock price from $42.94 per share and $44.50 per share yields $69.94 and $72.49, respectively.
(d)  A 10% per year appreciation in stock price from $42.94 per share and $44.50 per share yields $111.38 and $115.42, respectively.
(e)  50% of these options vest on the first anniversary of the grant date and 50% vest on the second anniversary of the grant date.  Vesting accelerates upon retirement, death, disability or termination of employment for an approved reason.
(f)  These options vest on February 15, 1999.  Vesting accelerates upon death, disability or termination of employment without cause.
(g)  These options vest on March 10, 1996, the second anniversary of the date of grant.  Vesting accelerates upon death, disability or termination of employment for an approved reason.


                       AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                             and FISCAL YEAR-END OPTION/SAR VALUES

                                          Number of Securities        Value of Unexercised
                                          Underlying Unexercised      in-the-money
                                          Options/SARs at             Options/SARs at
                 Number                   Fiscal Year-End             Fiscal Year-End(a)
                 of Shares                --------------------------  --------------------------
                 Acquired on   Value
Name             Exercise      Realized   Exercisable  Unexercisable  Exercisable  Unexercisable
- - -------------    ----------    ---------  -----------  -------------  -----------  -------------
G.M.C. Fisher        0         $    0       264,708    1,058,831       $        0   $       0


R. T. Bourns         0              0        64,737       22,521          887,808     146,260


H. L. Kavetas        0              0             0      200,000                0     962,000


W. J. Prezzano       0              0       146,931       83,282        2,166,022     376,882


L. J. Thomas         0              0       126,944      142,803        1,767,947     601,636

(a) Based on the closing price on the New York Stock Exchange - Composite Transactions of the
    Company's Common Stock on December 31, 1994 of $47.75 per share.

                           Long-Term Incentive Plan

In March 1993, the 1993-1995 Restricted Stock Program, a performance share unit arrangement under the 1990 Omnibus Long-Term Compensation Plan, was approved by the Executive Compensation and Development Committee. Payouts of Awards, if any, are tied to achieving specified levels of stock price, return on assets, and total shareholder return relative to the Standard & Poor's 500 Index, over the period 1993-1995. The target amount will be earned if the target level for each of these three criteria is achieved. The target stock price must be achieved to trigger a payment of 100% of target. The threshold stock price must be achieved to trigger a payment of 50% of target. If the threshold stock price is not achieved, no payment is made. The Committee will determine the payout based upon its review of Company performance at the end of the performance period. Awards, if any, will be paid in the form of restricted stock, which restrictions will lapse upon the participant's attainment of age 60. Participants who terminate employment for reasons of death, disability, retirement or an approved reason, prior to the completion of the performance cycle, will receive their award, if any, at the conclusion of the performance period in the form of shares of Kodak common stock with no restrictions. Participation in this Program commenced in 1993 for the CEO and the other named executive officers, except H. L. Kavetas, whose participation commenced in 1994. Shown in the table below is the threshold and target number of shares for H. L. Kavetas under this Program offset by the 12,810 shares of restricted stock awarded to H. L. Kavetas under his employment contract.

LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR
                                                      Estimated Future Payouts Under Non-Stock
                 Number of      Performance             Price-Based Plans
                 Shares, Units  or Other Period   ----------------------------------------------
                 or Other       Until Maturation  Threshold       Target          Maximum
Name             Rights         or Payout         # of shares     # of shares     # of shares(a)
- - --------------   -------------  ----------------  --------------  --------------  --------------
H. L. Kavetas        10,826(b)  2/11/94-12/31/95  0(b)            10,826(b)

(a) Under the terms of the Restricted Stock Program, should performance exceed the targeted performance, a greater number of shares than the target could be paid and there is no maximum stated in the program.
(b) Individuals who participate for less than the full performance period will receive a prorated amount of the award, if any, determined at the end of the performance period based upon the duration of their participation during the performance period.  The amounts shown are the prorated amounts.

EMPLOYMENT CONTRACTS

On October 27, 1993, the Company entered into an agreement covering a period of five years, for the employment of George M. C. Fisher as Chairman, President and Chief Executive Officer of the Company. Upon execution of the agreement, Mr. Fisher received $5,000,000 as an inducement for entering into the agreement and as reimbursement for compensation and benefits that he would forfeit upon termination of his employment with his previous employer. Mr. Fisher's base salary is $2,000,000, subject to review on an annual basis. Mr. Fisher participates in MAPP and has an annual target award opportunity of at least $1,000,000, with that amount guaranteed for services rendered in each of 1994 and 1995. Mr. Fisher was granted 20,000 shares of restricted stock with the restrictions lapsing at the end of five years. Pursuant to the agreement, Mr. Fisher was granted 1,323,539 stock options in 1993. The agreement provided for the Company to make two loans to Mr. Fisher in the total amount of $8,284,400 for five years with interest at the rate of 4.86% (which is the most recently announced rate under Section 1274(d) of the Internal Revenue Code, prior to the date of the loan). $4,284,400 of this amount was loaned to Mr. Fisher due to his forfeiture of 80,000 stock options from his prior employer resulting from his accepting employment with the Company. Mr. Fisher was required to use all of the loan proceeds except $1,500,000 to purchase Kodak stock. The shares he purchased are reflected in the security ownership table. Twenty percent of the principal and all of the accrued interest on each of these loans are to be forgiven on each of the first five anniversaries of such loans. Forgiveness of the $4,000,000 loan is conditioned upon Mr. Fisher's not having voluntarily terminated his employment with the Company and forgiveness of the $4,284,400 loan is conditioned upon Mr. Fisher's not entering into competition with the Company. The amount of the forgiveness for 1994 is shown in the column of the Summary Compensation Table entitled "All Other Compensation", on page 54.

In addition, where necessary, Mr. Fisher has been given credit for a period of service sufficient to allow him to obtain the maximum benefit available under the Company's benefit plans. In particular, Mr. Fisher was credited with five years of service for purposes of the Wage Dividend and seventeen years of service for purposes of calculating a retirement benefit. Any pension benefit payable to Mr. Fisher by the Company will be offset by any pension benefit paid to Mr. Fisher by his prior employer. The Company provided Mr. Fisher with an apartment until he purchased a permanent residence in the Rochester area. The Company purchased Mr. Fisher's residence in Barrington Hills, Illinois. In addition, the Company reimbursed Mr. Fisher for all closing costs associated with a previous residence, which was sold after he accepted employment with the Company. The Company is providing Mr. Fisher with term life insurance equal to 3.5 times his base salary and a disability benefit equal to 60% of base salary. In the event of Mr. Fisher's death prior to the termination of this agreement, the agreement provides for salary continuation for ninety days, the payment of the annual incentive for the year of his death and annual and long-term incentives earned but not yet paid, and vesting of all stock options and awards and the forgiveness of the loans. In the event of Mr. Fisher's disability prior to termination of the agreement, the agreement provides for a disability benefit payable to age 65, the payment of the annual incentive for the year in which his disability occurs and annual and long-term incentives earned but not yet paid, and vesting of all stock options and awards. If Mr. Fisher's employment is terminated by the Company without cause, including following a change in control, Mr. Fisher is entitled to the greater of the remaining term of his employment contract or 36 months of salary continuation, immediate vesting of stock options, the lapsing of any restrictions on any restricted stock award and the payment of any incentive awards earned but not yet paid. Mr. Fisher is entitled to reimbursement for taxes paid on certain of the foregoing payments, including any amounts constituting "parachute payments" under the Internal Revenue Code. If Mr. Fisher dies prior to retirement, his spouse is entitled to a 50% survivor annuity.

On February 11, 1994, the Company entered into an agreement covering a period of five years, for the employment of Harry L. Kavetas as Chief Financial Officer of the Company. Mr. Kavetas's base salary is $550,000, subject to review on an annual basis. Mr. Kavetas participates in MAPP and has an annual target award opportunity of at least $330,000, with that amount guaranteed for services rendered in 1994. Mr. Kavetas was granted 12,810 shares of restricted stock with the restrictions lapsing at the end of five years. Pursuant to the agreement, Mr. Kavetas was granted 200,000 stock options that become exercisable at the end of five years.

In addition, where necessary, Mr. Kavetas has been given credit for a period of service sufficient to allow him to obtain the maximum benefits available under Kodak's benefit plans. In particular, Mr. Kavetas was credited with five years of service for purposes of the Wage Dividend and will be credited with six years of service for each of the first five years of employment for purposes of calculating a retirement benefit. Any pension benefit payable to Mr. Kavetas by the Company will be offset by any pension benefit paid to Mr. Kavetas by his prior employer. The Company provided Mr. Kavetas with temporary housing until he purchased a permanent residence in the Rochester area. In the event of Mr. Kavetas's death prior to the termination of the agreement, the agreement provides for salary continuation for 90 days, the pro rata payment of all annual and long terms incentives and pro rata vesting of stock options and restricted stock awards. In the event of Mr. Kavetas's disability prior to termination of the agreement, the agreement provides for the pro rata payment of all annual and long term incentives, and pro rata vesting of stock options and restricted stock awards. If Mr. Kavetas's employment is terminated by the Company without cause, Mr. Kavetas is entitled to 18 months of salary continuation, immediate pro rata vesting of stock options and restricted stock awards and the payment of any incentive awards earned but not yet paid.

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

CHANGE IN CONTROL ARRANGEMENTS

In the event of a change in control, the following would occur: (i) each participant in the Executive Deferred Compensation Plan would receive the balance in his or her account in a single lump sum cash payment; (ii) each participant in the Management Annual Performance Plan would be paid his or her target award for such year and any other year for which payment of awards had not been made as of such date; and (iii) all outstanding stock options and stock appreciation rights would become fully vested and each holder would be paid in a lump sum cash payment the difference between the exercise price and market price of Kodak common stock on the date of such event; each of the foregoing payments would be made in a single lump sum cash payment as soon as possible but no later than the 90th day following such event.

RETIREMENT PLAN

The Company funds a tax-qualified, defined benefit pension plan for virtually all U.S. employees. Retirement income benefits are based upon the individual's "average participating compensation," which is the average of three years of those earnings described in the Plan as "participating compensation." "Participating compensation", in the case of the executive officers included in the Summary Compensation Table, is annual compensation (salary and Management Annual Performance Plan payments), including allowances in lieu of salary for authorized periods of absence, such as illness, vacation or holidays.

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


                                              Pension Plan Table
                                        Annual Retirement Income Benefits
                                     Straight Life Annuity Beginning at Age 65
                                                    Years of Service
              ------------------------------------------------------------------------------------
Renumeration      5        10         15        20        25        30          35          40
- - ------------- --------  --------  --------  --------  --------  ----------  ----------  ----------
$  400,000    $ 32,000  $ 64,000  $ 96,000  $128,000  $160,000  $  192,000  $  224,000  $  235,200
   600,000      48,000    96,000   144,000   192,000   240,000     288,000     336,000     352,800
   800,000      64,000   128,000   192,000   256,000   320,000     384,000     448,000     470,400
 1,000,000      80,000   160,000   240,000   320,000   400,000     480,000     560,000     588,000
 1,200,000      96,000   192,000   288,000   384,000   480,000     576,000     672,000     705,600
 1,400,000     112,000   224,000   336,000   448,000   560,000     672,000     784,000     823,200
 1,600,000     128,000   256,000   384,000   512,000   640,000     768,000     896,000     940,800
 1,800,000     144,000   288,000   432,000   576,000   720,000     864,000   1,008,000   1,058,400
 2,000,000     160,000   320,000   480,000   640,000   800,000     960,000   1,120,000   1,176,000
 2,200,000     176,000   352,000   528,000   704,000   880,000   1,056,000   1,232,000   1,293,600
 2,400,000     192,000   384,000   576,000   768,000   960,000   1,152,000   1,344,000   1,411,200

NOTE:  For purposes of this table Renumeration means Average Participating Compensation.  To the extent that any individual's annual retirement income benefit exceeds the amount payable from the Company's funded Plan, it is paid from one or more unfunded supplementary plans.

The following table shows the years of accrued service credited to each of the five individuals named in the Summary Compensation Table. This table also shows for each named individual the amount of his "average participating compensation" at the end of 1994.

                                                "Average
                              Years of          Participating
                              Service           Compensation"
                              --------          -------------
G. M. C. Fisher               18*               $1,999,998
R. T. Bourns                  36                   516,087
H. L. Kavetas                  6**                 550,004
W. J. Prezzano                29                   714,017
L. J. Thomas                  33                   819,589

*Under the terms of his employment contract, Mr. Fisher has been credited with seventeen years of service for purposes of calculating his retirement benefit. Any pension benefit payable to Mr. Fisher by the Company will be offset by any pension benefit paid to Mr. Fisher by his prior employer.

**Under the terms of his employment contract, Mr. Kavetas is credited with six years of service for purposes of calculating his retirement benefit for each year of his first five years of employment with the Company. Any pension benefit payable to Mr. Kavetas by the Company will be offset by any pension benefit paid to Mr. Kavetas by his prior employer.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS


Directors, Nominees
and Executive                    Number of Common Shares
Officers                         Owned on Jan. 3, 1995
- - -------------------              -----------------------
Richard T. Bourns                          82,041*+
Richard S. Braddock                         2,535
Martha Layne Collins                        2,340
Charles T. Duncan                           2,592
Alice F. Emerson                            1,392
George M. C. Fisher                       392,108*=
Roberto C. Goizueta                         4,499
Paul E. Gray                                1,859
Karlheinz Kaske                             1,353
Harry L. Kavetas                           12,810-
John J. Phelan, Jr.                         2,698
Wilbur J. Prezzano                        176,445*
Leo J. Thomas                             161,801*
Richard A. Zimmerman                        2,919
All Directors, Nominees and               965,015*#+
  Executive Officers as a
  Group (18), including the above


NOTES:

* Includes shares which may be acquired in the following amounts by exercise of stock options: R. T. Bourns - 77,250; G. M. C. Fisher - 264,708; W. J. Prezzano - 165,200; L. J. Thomas - 150,568; and all directors, nominees and executive officers as a group - 770,606.

= Includes 20,000 shares of restricted stock.

- - - The transfer of these shares is restricted.

+ The shares shown do not include the following Eastman Kodak Company common stock equivalents which are held in the Eastman Kodak Company 1982 Executive Deferred Compensation Plan: R. T. Bourns - 5,008 and all executive officers as a group - 9,541.

# The total number of shares beneficially owned by all directors, nominees and executive officers as a group is less than one percent of the Company's outstanding shares.


Beneficial security ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Accordingly, except as noted below, all Company securities over which the directors, nominees and executive officers directly or indirectly have or share voting or investment power have been deemed beneficially owned. The figures above include shares held for the account of the above persons in the Automatic Dividend Reinvestment Plan for Shareholders of Eastman Kodak Company, in the Kodak Employee Stock Ownership Plan, and the interests, if any, of those of the above persons in the Kodak Stock Fund of the Eastman Kodak Employees' Savings and Investment Plan, stated in terms of Kodak shares.

The table does not include approximately 8,124,116 shares of the Company's stock (less than 3 percent of the outstanding shares) held in the Kodak Stock Fund of the Eastman Kodak Employees' Savings and Investment Plan for the benefit of some 25,250 employees and former employees, over which a committee consisting of five individuals, including four Company officers, has discretionary voting power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                              Page No.

(a) 1.  Consolidated financial statements:
        Report of independent accountants                      18
        Consolidated statement of earnings                     19-20
        Consolidated statement of financial position           21
        Consolidated statement of shareowners' equity          22
        Consolidated statement of cash flows                   23
        Notes to financial statements                          24-48

    2.  Financial statement schedules:

        II - Valuation and qualifying accounts                 66


        All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

    3.  Additional data required to be furnished:

        Exhibits required as part of this report are listed in the index appearing on pages 67 through 69. The management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report are listed on pages 67 through 68, Exhibit Numbers (10)A - (10)R.

(b) Report on Form 8-K.

    Eastman Kodak Company filed the following Current Reports on Form 8-K during the fourth quarter of 1994:

    1.  Current Report on Form 8-K dated June 30, 1994 (filed October 17,
        1994), as amended by Amendment No. 1 (filed October 21, 1994). The 8-K reported Items 2, 5, and 7.

    2.  Current Report on Form 8-K dated November 30, 1994 (filed December 5,
        1994). The 8-K reported Items 2, 5, and 7 and included under Item 5 financial data, consolidated financial statements, financial statement schedules, and additional data to provide historical financial information excluding the results of the non-imaging health businesses which the Company divested in 1994.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     EASTMAN KODAK COMPANY
         (Registrant)

By:                                              By:
   George M. C. Fisher, Chairman of                 Harry L. Kavetas,
Executive Vice
   the Board, President and Chief                   President, Chief Financial
   Executive Officer                                Officer and Acting General
                                                    Comptroller




Date:  March 10, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Richard S. Braddock, Director                    Paul E. Gray, Director



Martha Layne Collins, Director                   Karlheinz Kaske, Director



Charles T. Duncan, Director                      John J. Phelan, Jr., Director



Alice F. Emerson, Director                       Wilber J. Prezzano, Director



George M. C. Fisher, Director                    Leo J. Thomas, Director



Roberto C. Goizueta, Director                    Richard A. Zimmerman,
Director






Date:  March 10, 1995

                      CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-48258 and No. 33-49285), Form S-4 (No. 33-48891) and Form S-8 (No. 2-77145, No. 33-5803,
No. 33-36731, No. 33-35214 and No. 33-56499), of Eastman Kodak Company of our report dated January 30, 1995, appearing on page 18 of this Annual Report on Form 10-K.






PRICE WATERHOUSE LLP
New York, New York
March 10, 1995

                                                                           Schedule II

                             Eastman Kodak Company and Subsidiary Companies

                                   Valuation and Qualifying Accounts
                                             (in millions)

                                    Balance at  Additions   Deductions    Balance
                                    Beginning   Charged to   Amounts     at End of
                                    of Period    Earnings   Written Off   Period

Year ended December 31, 1994
  Deducted in the Statement of
    Financial Position:
    From Current Receivables
        Reserve for doubtful accounts  $ 82         $80         $57         $105
        Reserve for loss on returns
          and allowances                 10           5           -           15
                                       ----         ---         ---         ----
        TOTAL                          $ 92         $85         $57         $120
                                       ====         ===         ===         ====
    From Long-Term Receivables and
    Other Noncurrent Assets;
      Reserve for doubtful accounts    $ 20         $ 8         $10         $ 18
                                       ====         ===         ===         ====
Year ended December 31, 1993
  Deducted in the Statement of
    Financial Position:
    From Current Receivables
        Reserve for doubtful accounts  $ 89         $49         $56         $ 82
        Reserve for loss on returns
          and allowances                  9           1           -           10
                                       ----         ---         ---         ----
        TOTAL                          $ 98         $50         $56         $ 92
                                       ====         ===         ===         ====
    From Long-Term Receivables and
    Other Noncurrent Assets;
      Reserve for doubtful accounts    $ 24         $ 6         $10         $ 20
                                       ====         ===         ===         ====

Year ended December 31, 1992
  Deducted in the Statement of
    Financial Position:
    From Current Receivables
        Reserve for doubtful accounts  $104         $52         $67         $ 89
        Reserve for loss on returns
          and allowances                 10           1           2            9
                                       ----         ---         ---         ----
        TOTAL                          $114         $53         $69         $ 98
                                       ====         ===         ===         ====
    From Long-Term Receivables and
    Other Noncurrent Assets;
      Reserve for doubtful accounts    $ 21         $ 9         $ 6         $ 24
                                       ====         ===         ===         ====


                Eastman Kodak Company and Subsidiary Companies
                              Index to Exhibits
Exhibit
Number


(3)  A. Certificate of Incorporation.
        (Incorporated by reference to the Eastman Kodak Company
        Annual Report on Form 10-K for the fiscal year ended
        December 25, 1988, Exhibit 3.)

     B. By-laws, as amended through September 11, 1992.
        (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 3.)

(4) A. Indenture dated as of June 15, 1986 between Eastman Kodak Company as issuer of 8.55% Notes due 1997 and The Bank of New York as Trustee. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 28, 1986, Exhibit 4.)

     B. Indenture dated as of January 1, 1988 between Eastman Kodak Company as issuer of (i) 9 3/8% Notes Due 2003, (ii) 9.95% Debentures Due 2018,
        (iii) 9 1/2% Notes Due 2008, (iv) 9.20% Debentures Due 2021, and (v) 7 1/4% Notes Due 1999, and The Bank of New York as Trustee. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 25, 1988, Exhibit 4.)

     C. First Supplemental Indenture dated as of September 6, 1991 and Second Supplemental Indenture dated as of September 20, 1991, each between Eastman Kodak Company and The Bank of New York as Trustee, supplementing the Indenture described in B. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 4.)

     D. Third Supplemental Indenture dated as of January 26, 1993, between Eastman Kodak Company and The Bank of New York as Trustee, supplementing the Indenture described in B. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 4.)

     E. Fourth Supplemental Indenture dated as of March 1, 1993, between Eastman Kodak Company and The Bank of New York as
        Trustee,supplementing the Indenture described in B. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

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

     B. Eastman Kodak Company 1985 Long Term Performance Award Plan, as amended effective December 31, 1993.

     C. 1982 Eastman Kodak Company Executive Deferred Compensation Plan, as amended effective December 31, 1993.

     D. Kodak Unfunded Retirement Income Plan, amended effective January 1,
        1992.

               Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)
Exhibit
Number                                                                 Page


     E. Eastman Kodak Company Management Annual Performance Plan,
        as amended effective February 1994.                              70

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

     I. Eastman Kodak Company Deferred Compensation Plan for
        Directors, as amended effective January 1, 1995.                 76

     J. Eastman Kodak Company 1985 Stock Option Plan, as amended effective December 31, 1993.

     K. Kodak Supplementary Group Life Insurance Plan, as amended
        effective March 1, 1994.                                         87

     L. Eastman Kodak Company 1990 Omnibus Long-Term Compensation
        Plan, as amended effective March 10, 1994.                      101

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

     P. Kodak Executive Health Management Plan, as amended effective December 7, 1990.

     Q. Wilbur J. Prezzano Retention Agreement dated
        September 3, 1993.

     R. Wilbur J. Prezzano Amendment to Retention Agreement dated
        January 3, 1995.                                                116

     S. George M. C. Fisher Employment Agreement dated
        October 27, 1993.

        $4,000,000 Promissory Note dated November 2, 1993

        $4,284,400 Promissory Note dated November 2, 1993

        Notice of Award of Restricted Stock dated November 11, 1993

        Notice of Award of Incentive Stock Options dated
        November 11, 1993

        Notice of Award of Non-Qualified Stock Options dated
        November 11, 1993

        First Amendment to Notice of Award of Non-Qualified Stock
        Options dated November 11, 1993.

        Amendment No. 1 to Employment Agreement dated as of
        April 4, 1994.

                Eastman Kodak Company and Subsidiary Companies
                        Index to Exhibits (continued)
Exhibit
Number                                                                 Page

     T. Harry L. Kavetas Employment Agreement dated as of
        February 11, 1994, Notice of Award of Non-Qualified Stock
        Options dated February 15, 1994, Notice of Award of Incentive
        Stock Options dated February 15, 1994, and Notice of Award of
Restricted Stock dated February 15, 1994.                               117

Exhibits (10) A and F are incorporated by reference to the Eastman
Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Exhibit 10.

Exhibits (10) D, M, N, and P are incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.

Exhibits (10) B, C, G, J, Q and S are incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit 10.

(11) Statement Re Computation of Earnings Per Common Share.             147

(12) Statement Re Computation of Ratio of Earnings to Fixed Charges.    150

(22) Subsidiaries of Eastman Kodak Company.                             151

(24) Consent of Independent Accountants.                                 65

(27) Financial Data Schedule, Exhibit (27) - Submitted with the
     EDGAR filing as a second document to this Form 10-K.

(28) A. Eastman Kodak Employees' Savings and Investment Plan Annual Report on Form 11-K for the fiscal year ended December 30, 1994 (to be filed by amendment).

     B. L & F Products Employees' Savings Plan I Annual Report on
        Form 11-K for the fiscal year ended December 30, 1994 (to be filed by amendment).

     C. L & F Products Employees' Savings Plan II Annual Report on Form 11-K for the fiscal year ended December 30, 1994 (to be filed by amendment).

                                                               Exhibit (10) E

1994 Management Annual Performance Plan


   SUMMARY

The Management Annual Performance Plan (MAPP) is a Kodak management-level compensation plan. The compensation of each participant consists of a base salary and an annual award based on business performance. Expected financial performance is considered the target level of performance and yields the participant's target award. MAPP awards vary from zero, if goals are not met, to a maximum of two times the target award. Target awards range from 18% of base salary for the lowest level of participants to 75% of base salary for the CEO. Payments are made to plan participants in April of the year following the year for which performance was measured.


   PLAN ADMINISTRATION

The Executive Compensation and Development Committee of the Board of Directors is responsible for: policy setting and interpretation, approving performance goals at the Company and Group levels, evaluating Company and Group performance against the goals, and determining Company and Group level performance awards. The Chief Executive Officer provides advice and counsel to the Committee. Management is responsible for administering the Plan.


   PARTICIPATION

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

Participants who resign or are terminated for cause receive an award only if they worked until the end of a performance cycle (complete calendar year).

Participants who change jobs during a performance cycle receive a pro rata award for the interval of time spent in each job. Pro rata awards are calculated using the base salary at year-end and are based on the financial performance of the full performance cycle (complete calendar year).


   GOAL SETTING

The Executive Compensation and Development Committee, in consultation with the Chief Executive Officer, establishes in December of each year the next year's financial goals for each performance level for: total Company, Imaging Group, and the Health Group. Each goal is weighed for importance in determining final awards. Three performance levels are established: Threshold, Target and Maximum. On occasion, two of the levels may be set at the same performance level in order to reinforce business goals.

Within each Group, goals may be established at organizational levels below the Group. If established, they are to be the same financial goals, aligned with Group goals, and approved by the Group President. There are no individual or personal goals.


   GOAL WEIGHTING

Goals are weighted not only by specific financial performance measure but also by organizational position as follows:

Position                      Corporate                  Group

Chief Executive Officer          100%                       0%
Corporate Staffs                 100%                       0%
Group Presidents                  50%                      50%
Corporate Officers in The Groups  35%                     *65%
Other                             25%                     *75%

             *Group President determines the weighting of these goals
               within the Group.


   AWARDS

   Award Pools

MAPP award pools are determined at the Group and Corporate Staffs levels. An award pool is the amount of money required to pay all participants in a Group in relation to meeting specific performance levels (Threshold through Maximum) of financial performance in that Group. For example, Imaging, Health and Corporate Staffs have a target level of financial performance set by the Executive Compensation and Development Committee of the Board for each MAPP performance level. A corresponding award pool is determined for each performance level. The award pools are calculated based on: 1) the number of MAPP participants in the Group; 2) their grade and salary levels at year-end; and 3) their target MAPP award (18% to 75%). Following the conclusion of the performance cycle, the Committee conducts its evaluation of performance against goals in its February meeting. At that time, award levels are determined and award pools established.

   Award Determination

The Executive Compensation and Development Committee, in consultation with the CEO, evaluates financial performance against agreed upon goals for the Corporation and for each Group. In making its evaluation, the Committee takes into consideration unanticipated influences (e.g., economic downturn) impacting the difficulty of achieving the results, as well as performance relative to peer companies. Peer company comparisons may be made at the Group level and for the Corporation. The Committee decides, based on the recommendation of the CEO, the appropriate peer company comparisons for each Group and the Corporation. In addition, the Committee judges results in relation to its expectations for improving overall shareowner return. Extraordinary gains and losses are included in financial performance evaluation both at Corporate and, where appropriate, at Group levels. Major adjustments may be considered separately at the request of the CEO. Taking into account these various considerations, the Committee determines the performance award level for the Corporation and each Group.

The Threshold performance level established for each goal is the minimum hurdle for payment of award monies for performance against that goal. The Threshold level must be attained before any award is earned for that goal. This applies at all organizational levels at which goals may be established. If goals are established below the Group level, the Group must earn some award monies for its performance before any sub-Group awards are paid.

After the award pools have been established, the CEO and the Group Presidents have the discretion to determine how a portion of the monies will be distributed. Within each Group, the Group President has the latitude to redistribute up to 30 percent of the award funds resulting from non-corporate performance. The CEO has the same latitude to redistribute up to 30 percent of the award funds within the Corporate Staffs units. No additional award monies are created, solely a redistribution. The potential redistribution will be based upon performance achievements -- tangible, quantifiable results
- - -- of individuals or units. It is intended to provide the ability to recognize special contributions and provide a greater level of accountability.

The Executive Compensation and Development Committee approves actual MAPP award amounts for the following: Chief Executive Officer, Group Presidents, Chief Financial Officer, Senior Vice President - Legal, Senior Vice President
- - - Human Resources and the five highest paid officers listed in the proxy, if they are different from individuals in the positions identified above.

Unacceptable individual performance, as determined by management, may result in no performance award, regardless of Company, Group or unit performance. Management has discretion to override the established guidelines to avoid inappropriate or inequitable results. Final approval for such an override resides at the Group President or equivalent level. The Chief Executive Officer may recommend to the Executive Compensation and Development Committee that no awards be paid through this plan should the Company's overall financial performance warrant such action.


   Award Calculation

   Achievement Level               Award Factor

   Maximum                              2X
   Target (Expected Performance)        1X
   Threshold                          .25X

   X = Target Award %

Awards are paid in April, for performance in the previous year, based on goal achievement. In the example below, the participant has three goals, one with a weighting of 20% and each of the other two weighted
40%. The weighted performance is calculated on a scale of zero (0) to 200, with Target equal to 100. In this way, regardless of their target award percentage (18% to 75%), the performance for all participants can be calculated using the same scale. In the example, the performance for goal 1 was 125, resulting in a weighted performance (20% times 125) of 25. Goal 2 performance was 75 on the 200 scale (weighted performance was 30 [75 times 40%]). Goal 3 performance was 150 (weighted performance was 60 [150 times 40%]). This resulted in a total weighted performance of 115%.




                        Performance Levels

           Maximum               Target               Threshold
             200                  100                    25

Goals      Weight %                     Weighted Performance

1           20                    125            25%
2           40                     75            30%
3           40                    150            60%
                                        Total = 115%

In this example, consider that the participant had a year-end base salary of $90,000 and a target award of 18% of base salary. To calculate this participant's award, determine the Target Award and multiply it by the Total Weighted Performance.

   Target Award = Base Salary times Target Award Percent
      Target Award = $90,000 X 18% = $16,200

   Performance Award = Target Award times Total Weighted Performance
      Performance Award = $16,200 X 115.0% = $18,630

This Performance Award might then be increased or decreased based upon the potential redistribution of a portion of the available award monies by the CEO or Group President.


   RELATIONSHIP BETWEEN
   MAPP AND PERFORMANCE APPRAISALS

MAPP is intended to reward participants for the achievement of a few focused financial goals. Performance appraisals and rate reviews determine an individual's base salary with consideration for overall performance relative to the expectations for the job. MAPP is financially and organizationally oriented while performance appraisals are more individually oriented.


   SALARY ADJUSTMENT UPON ENTRY INTO MAPP

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


   RELATIONSHIP TO BENEFITS

Benefits are calculated as follows:

                      Base Salary
                      and Actual      Base Salary &   Base
Benefit Plan          MAPP Received   Targeted MAPP   Salary Rate

Wage Dividend              X
Retirement                 X
Life Insurance                              X
Long-Term Disability                        X
Termination Allowance                       X
Short-Term Disability                                     X
Vacation                                                  X
Holidays                                                  X
Personal Absence                                          X

   PLAN AUDIT

The Director of Executive Compensation and Corporate Compensation Planning has responsibility for monitoring and reporting on the administration and effectiveness of MAPP. The role of that position is to provide independent objective appraisal and guidance to both the Executive Compensation and Development Committee of the Board and the CEO in the administration of MAPP. Each year, the Director will provide a formal review to the Committee and the CEO on the overall effectiveness of MAPP.


February, 1994

                                                               Exhibit (10) I












EASTMAN KODAK COMPANY

DEFERRED COMPENSATION PLAN FOR DIRECTORS




















Amended and Restated
Effective as of January 1, 1995

                            Eastman Kodak Company
                   Deferred Compensation Plan For Directors

                              Table of Contents

Section                                                                Page

Preamble                                                                79

Section 1.   Definitions                                                79

Section 2.   Term                                                       80

Section 3.   Participation                                              80

Section 4.   Deferral of Compensation                                   80

Section 5.   Time of Election of Deferral                               81

Section 6.   Hypothetical Investments                                   81
Section 6.1  Deferred Compensation Account                              81
Section 6.2  Stock Account                                              81

Section 7.   Manner of Electing Deferral                                81

Section 8.   Investment in Stock Account                                81
Section 8.1  Elections                                                  81
Section 8.2  Election into the Stock Account                            82
Section 8.3  Election out of the Stock Account                          82
Section 8.4  Dividend Equivalents                                       82
Section 8.5  Stock Dividends                                            82
Section 8.6  Recapitalization                                           83
Section 8.7  Distributions                                              83

Section 9.   Payment of Deferred Compensation                           83
Section 9.1  Background                                                 83
Section 9.2  Manner of Payment                                          83
Section 9.3  Timing of Payments                                         83
Section 9.4  Valuation                                                  83

Section 10.  Payment of Deferred Compensation
             After Death                                                83
Section 10.1 Stock Account                                              84
Section 10.2 Distribution                                               84
Section 10.3 Beneficiary Designation                                    84

                            Eastman Kodak Company
                   Deferred Compensation Plan For Directors

                         Table of Contents Continued

Section                                                                Page

Section 11.  Participant's Rights Unsecured                             84

Section 12.  Non-Assignability                                          85

Section 13.  Statement of Account                                       85

Section 14.  Administration                                             85
Section 14.1 Responsibility                                             85
Section 14.2 Authority of Administrator                                 85
Section 14.3 Discretionary Authority                                    85
Section 14.4 Delegation of Authority                                    85

Section 15.  Amendment                                                  85

Section 16.  Governing Law                                              85

Section 17.  Change in Control                                          86
Section 17.1 Background                                                 86
Section 17.2 Payment of Deferred Compensation                           86
Section 17.3 Amendment On or After Change
             In Control                                                 86

Section 18.  No Guarantee of Tax Consequences                           86
Section 19.  Compliance with Securities Laws                            86

EASTMAN KODAK COMPANY

DEFERRED COMPENSATION PLAN FOR DIRECTORS


Preamble.
The name of this Plan is the Eastman Kodak Company Deferred Compensation Plan for Directors. Its purpose is to provide certain members of the Board of Directors of Eastman Kodak Company with an opportunity to defer compensation earned as a Director.

Section 1.
Definitions.

      Section 1.1. "Account" means the Deferred Compensation Account or the Stock Account.

      Section 1.2. "Beneficiary" means the person or persons (including, but not limited to, a trust) designated as such in accordance with Section 10.3.

      Section 1.3.  "Board" means Board of Directors of Kodak.

      Section 1.4. "Change in Control" means a change in control of Kodak of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item 1(a) of the Current Report of Form 8-K, as in effect on August 1, 1989, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); provided that, without limitation, a Change in Control shall be deemed to have occurred at such time as (i) any "person" within the meaning of Section 14(d) of the Exchange Act is or has become the "beneficial owner" as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 25% or more of the combined voting power of the outstanding securities of Kodak ordinarily having the right to vote at the election of directors ("Voting Securities"), or (ii) individuals who constitute the Board of Directors of Kodak on March 1, 1990 (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to March 1, 1990 whose election, or nomination for election by Kodak's stockholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of Kodak in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this clause
      (ii), considered as though such person were a member of the Incumbent
      Board.

      Section 1.5.  "Common Stock" means the common stock of Kodak.

      Section 1.6. "Deferrable Amount" means the amount of cash compensation otherwise payable to a Participant (exclusive of expense reimbursements) for serving on the Board and attending meetings or committee meetings thereof.

      Section 1.7. "Deferred Compensation Account" means the account established by Kodak for each Participant for compensation deferred pursuant to this Plan. The maintenance of individual Deferred Compensation Accounts is for bookkeeping purposes only.

      Section 1.8. "Enrollment Period" means the period designated by the Administrator each year; provided however, that the Enrollment Period for a given calendar year shall always commence and end in the year immediately prior to such calendar year.

      Section 1.9. "Interest Rate" means the base rate, as reported in the "Money Rates" section of The Wall Street Journal, on corporate loans posted by at least 75% of the nation's 30 largest banks (known as the "Prime Rate").

      Section 1.10.  "Kodak" means Eastman Kodak Company.

      Section 1.11. "Market Value" means the mean between the high and low at which the Common Stock trades on the New York Stock Exchange as quoted in the New York Stock Exchange Composite Transactions as published in The Wall Street Journal on the day for which the determination is to be made or, if such day is not a trading day, the immediately preceding trading day.

      Section 1.12. "Plan" means the Eastman Kodak Company Deferred Compensation Plan For Directors as adopted by the Board and amended.

      Section 1.13. "Participant" means (i) any member of the Board who is not an employee of Kodak; or (ii) any former member of the Board who has a balance in an Account under the Plan.

      Section 1.14. "Stock Account" means the account established by Kodak for each Participant, the performance of which shall be measured by reference to the Market Value of Common Stock. The maintenance of individual Stock Accounts is for bookkeeping purposes only.

      Section 1.15. "Valuation Date" means, with regards to a Participant's Deferred Compensation Account, the last day of each calendar month and, with regards to the Participant's Stock Account, the last business day of each calendar month.

Section 2.     Term.  The Plan shall become effective January 1, 1979.

Section 3. Participation. Only Participants shall be eligible to participate in the Plan.

Section 4. Deferral of Compensation. For any given calendar year, a Participant may elect to defer receipt of all or any portion of his or her Deferrable Amount to be earned during such year. Any Deferrable Amount which is so deferred shall be credited to the Participant's Deferred Compensation Account. A Participant may not defer the receipt of any Deferrable Amounts directly to his or her Stock Account, but can only transfer amounts to such Account pursuant to Section 8.

Section 5. Time of Election of Deferral. A Participant who wishes to defer compensation must irrevocably elect to do so during an Enrollment Period.

An election made in accordance with Section 7 below shall be effective for the calendar year immediately following the Enrollment Period during which such election was made and for all succeeding calendar years, unless the Participant revokes his or her election or files a new election during the Enrollment Period for such a succeeding calendar year. In which case, such revocation or election, as the case may be, shall be effective on the first day of such succeeding calendar year.

Section 6.     Hypothetical Investments.

      Section 6.1. Deferred Compensation Account. Amounts in a Participant's Deferred Compensation Account are hypothetically invested in an interest bearing account which bears interest computed at the Interest Rate, compounded monthly.

      Section 6.2. Stock Account. Amounts in a Participant's Stock Account are hypothetically invested in units of Common Stock. Amounts transferred to a Stock Account are recorded as units of Common Stock, and fractions thereof, with one unit equating to a single share of Common Stock. Thus, the value of one unit shall be the Market Value of a single share of Common Stock. The use of units is merely a bookkeeping convenience; the units are not actual shares of Common Stock. Kodak will not reserve or otherwise set aside any Common Stock for or to any Stock Account.

Section 7. Manner of Electing Deferral. A Participant may elect to defer compensation by executing and returning to the Administrator during the Enrollment Period a deferred compensation form provided by Kodak upon which the Participant shall indicate the amount of the Deferrable Amount to be deferred.

Amounts to be deferred shall be credited to the Participant's Deferred Compensation Account on the date such amounts would otherwise be payable.

Section 8.     Investment in the Stock Account.

      Section 8.1. Elections. A Participant may direct that all or any portion, designated as a whole dollar amount, of the existing balance of one of his or her Accounts be transferred to his or her other Account, effective as of the close of business on the last day of any calendar month (hereinafter the election's "Effective Date"), by filing a written election with the Administrator on or prior to such date.

      Section 8.2. Election into the Stock Account. If a Participant elects pursuant to Section 8.1 to transfer an amount from his or her Deferred Compensation Account to his or her Stock Account, effective as of the election's Effective Date, (i) his or her Stock Account shall be credited with that number of units of Common Stock, and fractions thereof, obtained by dividing the dollar amount elected to be transferred by the Market Value of the Common Stock on the Valuation Date immediately preceding or coincident with the election's Effective Date; and (ii) his or her Deferred Compensation Account shall be reduced by the amount elected to be transferred.

      Section 8.3. Election out of the Stock Account. If a Participant elects pursuant to Section 8.1 to transfer an amount from his or her Stock Account to his or her Deferred Compensation Account, effective as of the election's Effective Date, (i) his or her Deferred Compensation Account shall be credited with a dollar amount equal to the amount obtained by multiplying the number of units to be transferred by the Market Value of the Common Stock on the Valuation Date immediately preceding or coincident with the election's Effective Date; and (ii) his or her Stock Account shall be reduced by the number of units elected to be transferred.

      Section 8.4. Dividend Equivalents. Effective as of the payment date for each cash dividend on the Common Stock, additional units of Common Stock shall be credited to the Stock Account of each Participant who has a balance in his or her Stock Account on the record date for such dividend. The number of units that shall be credited to the Stock Account of such a Participant shall be computed by multiplying the dollar value of the dividend paid upon a single share of Common Stock by the number of units of Common Stock held in the Participant's Stock Account on the record date for such dividend and dividing the product thereof by the Market Value of the Common Stock on the payment date for such dividend.

      Section 8.5. Stock Dividends. Effective as of the payment date for each stock dividend (as defined in Section 305 of the Internal Revenue Code of 1986) on the Common Stock, additional units of Common Stock shall be credited to the Stock Account of each Participant who has a balance in his or her Stock Account on the record date for such dividend. The number of units that shall be credited to the Stock Account of such a Participant shall equal the number of shares of Common Stock which the Participant would have received as stock dividends had he or she been the owner on the record date for such stock dividend of the number of shares of Common Stock equal to the number of units credited to his or her Stock Account on such record date. To the extent the Participant would have also received cash, in lieu of fractional shares of Common Stock, had he or she been the record owner of such shares for such stock dividend, then his or her Stock Account shall also be credited with that number of units, or fractions thereof, equal to such cash amount divided by the Market Value of the Common Stock on the payment date for such dividend.

      Section 8.6. Recapitalization. If Kodak undergoes a reorganization as defined in Section 368 (a) of the Internal Revenue Code of 1986, the Administrator may, in his or her sole and absolute discretion, take whatever action he or she deems necessary, advisable or appropriate with respect to the Stock Accounts in order to reflect such transaction, including, but not limited to, adjusting the number of units credited to a Participant's Stock Account.

      Section 8.7. Distributions. Amounts in respect of units of Common Stock shall be distributed in cash in accordance with Sections 9, 10 and
      17. For purposes of a distribution pursuant to Section 9, 10 or 17, the number of units to be distributed from a Participant's Stock Account shall be valued by multiplying the number of such units by the Market Value of the Common Stock as of the Valuation Date immediately preceding the date such distribution is to occur. Pending the complete distribution under Section 9.2 of the Stock Account of a Participant who is no longer a member of the Board, the Participant shall continue to be able to make elections pursuant to Sections 8.2 and 8.3 and his or her Stock Account shall continue to be credited with additional units of Common Stock pursuant to Sections 8.4, 8.5, and 8.6.

Section 9.     Payment of Deferred Compensation.

      Section 9.1. Background. No withdrawal may be made from a Participant's Accounts except as provided in this Section 9 and Sections 10 and 17.

      Section 9.2. Manner of Payment. Payment of a Participant's Accounts shall be made at the sole discretion of the Administrator in a single sum or in annual installments. The maximum number of annual installments is ten. All payments from the Plan shall be made in cash.

      Section 9.3. Timing of Payments. Payments shall be made on the fifth business day in March and shall commence in any year designated by the Administrator up through the tenth year following the year in which the Participant for any reason ceases to be a member of the Board.

      Section 9.4. Valuation. The amount of each payment shall be equal to the value, as of the immediately preceding Valuation Date, of the Participant's Accounts, divided by the number of installments remaining to be paid. If payment of a Participant's Accounts is determined by the Administrator to be paid in installments and the Participant has a balance in his or her Stock Account at the time of the payment of an installment, the amount that shall be distributed from his or her Stock Account shall be the amount obtained by multiplying the total amount of the installment determined in accordance with the immediately preceding sentence by the percentage obtained by dividing the balance in the Stock Account as of the immediately preceding Valuation Date by the total value of the Participant's Accounts as of such Valuation Date. Similarly, in such case, the amount that shall be distributed from the Participant's Deferred Compensation Account shall be the amount obtained by multiplying the total amount of the installment determined in accordance with the first sentence of this Section 9.4 by the percentage obtained by dividing the balance in the Deferred Compensation Account as of the immediately preceding Valuation Date by the total value of the Participant's Accounts as of such Valuation Date.

Section 10. Payment of Deferred Compensation After Death. If a Participant dies prior to complete payment of his or her Accounts, the provisions of this
Section 10 shall become operative.

      Section 10.1. Stock Account. Effective as of the date of a Participant's death, the entire balance of his or her Stock Account shall be transferred to his or her Deferred Compensation Account. For purposes of valuing the units of Common Stock subject to such a transfer, the deceased Participant's Deferred Compensation Account shall be credited with a dollar amount equal to the amount obtained by multiplying the number of units in the deceased Participant's Stock Account at the time of his or her death by the Market Value of the Common Stock on the date of his or her death. Thereafter, no amounts in the deceased Participant's Deferred Compensation Account shall be eligible for transfer to the deceased Participant's Stock Account by any person, including, but not by way of limitation, the deceased Participant's beneficiary or legal representative.

      Section 10.2. Distribution. The balance of the Participant's Accounts, valued as of the Valuation Date immediately preceding the date payment is made, shall be paid in a single, lump-sum payment to: (1) the beneficiary or contingent beneficiary designated by the Participant in accordance with Section 10.3; or, in the absence of a valid designation of a beneficiary or contingent beneficiary, (2) the Participant's estate within 30 days after appointment of a legal representative of the deceased Participant.

      Section 10.3. Beneficiary Designation. Each Participant shall have the right, at any time, to designate any person or persons as his or her Beneficiary or Beneficiaries (both primary and contingent) to whom payment under this Plan shall be paid in the event of his or her death prior to complete distribution to the Participant of the benefits due him or her under the Plan. Each Beneficiary designation shall become effective only when filed in writing with the Administrator during the Participant's lifetime on a form provided by the Administrator. The filing of a new Beneficiary designation form with the Administrator will cancel all Beneficiary designation(s) previously filed.

Section 11. Participant's Rights Unsecured. The amounts payable under the Plan shall be unfunded, and the right of any Participant or his or her estate to receive any payment under the Plan shall be an unsecured claim against the general assets of Kodak. No Participant shall have the right to exercise any of the rights or privileges of a shareholder with respect to the units credited to his or her Stock Account.

Section 12. Non-Assignability. The right of a Participant to the payment of deferred compensation as provided in this Plan shall not be subject in any manner to alienation, anticipation, sale, transfer (except by will or the laws of descent and distribution), assignment, pledge, or encumbrance.

Section 13. Statement of Account. Statements will be sent no less frequently than annually to each Participant or his or her beneficiary or estate showing the value of the Participant's Accounts.

Section 14.    Administration.

      Section 14.1. Responsibility. The Administrator of the Plan shall be the Comptroller of Kodak. The Administrator shall have total and exclusive responsibility to control, operate, manage and administer the Plan in accordance with its terms.

      Section 14.2. Authority of the Administrator. The Administrator shall have all the authority that may be necessary or helpful to enable him or her to discharge his or her responsibilities with respect to the Plan. Without limiting the generality of the preceding sentence, the Administrator shall have the exclusive right: to interpret the Plan, to determine eligibility for participation in the Plan, to decide all questions concerning eligibility for and the amount of benefits payable under the Plan, to construe any ambiguous provision of the Plan, to correct any default, to supply any omission, to reconcile any inconsistency, and to decide any and all questions arising in the administration, interpretation, and application of the Plan.

      Section 14.3. Discretionary Authority. The Administrator shall have full discretionary authority in all matters related to the discharge of his or her responsibilities and the exercise of his or her authority under the Plan including, without limitation, the construction of the terms of the Plan and the determination of eligibility for participation and benefits under the Plan. It is the intent of the Plan that the decisions of the Administrator and his or her actions with respect to the Plan shall be final and binding upon all persons having or claiming to have any right or interest in or under the Plan and that no such decision or action shall be modified upon judicial review unless such decision or action is proven to be arbitary or capricious.

      Section 14.4. Delegation of Authority. The Administrator may delegate some or all of his or her authority under the Plan to any person or persons provided that any such delegation be in writing.

Section 15. Amendment. The Plan may at any time or from time to time be amended, modified, suspended or terminated by resolution of the Board. However, no amendment, modification, or termination shall, without the consent of a Participant, adversely affect such Participant's accruals in his or her Accounts.

Section 16. Governing Law. The Plan shall be construed, governed and enforced in accordance with the law of New York State, except as such laws are preempted by applicable federal law.

Section 17.    Change in Control.

      Section 17.1. Background. Upon a Change In Control: (i) the terms of this Section 17 shall immediately become operative, without further action or consent by any person or entity, (ii) all terms, conditions, restrictions, and limitations in effect on any deferred compensation shall immediately lapse as of the date of such event; and (iii) no other terms, conditions, restrictions, and/or limitations shall be imposed upon any deferred compensation on or after such date, and in no circumstance shall any Account be forfeited on or after such date.

      Section 17.2. Payment of Deferred Compensation. Upon a Change in Control, each Participant, whether or not he or she is still a member of the Board, shall be paid in a single, lump-sum cash payment the balance of his or her Accounts as of the Valuation Date immediately preceding the date payment is made. Such payment shall be made as soon as practicable, but in no event later than 90 days after the date of the Change in Control.

      Section 17.3. Amendment On or After Change In Control. Upon a Change in Control, no action, including, but not by way of limitation, the amendment, modification, suspension or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of this Plan with respect to the balance in the Participant's Accounts.

Section 18. No Guarantee of Tax Consequences. No person connected with the Plan in any capacity, including, but not limited to, Kodak and its directors, officers, agents and employees makes any representation, commitment, or guarantee that any tax treatment, including, but not limited to, federal, state and local income, estate and gift tax treatment, will be applicable with respect to amounts deferred under the Plan, or paid to or for the benefit of a Participant or Beneficiary under the Plan, or that such tax treatment will apply to or be available to a Participant or Beneficiary on account of participation in the Plan.

Section 19. Compliance with Securities Laws. The Board may, from time to time, impose additional, or modify or eliminate existing, Plan terms, provisions, restrictions or requirements, including, but not by way of limitation, the provisions regarding a Participant's ability to elect into and out of his or her Stock Account under Sections 8.2 and 8.3 or the requirement of an automatic transfer pursuant to Section 10.1, as it deems necessary, advisable or appropriate in order to comply with applicable federal or state securities laws.

                                                               Exhibit (10) K



                   BENEFIT PLAN 1I.03
      Effective Date:  March 1, 1994
                     No. of Pages: 16



Supplementary Group Life Insurance Plan


Article                                                                Page

 1.   Introduction ...................................................   87

 2.   Definitions ....................................................   87

 3.   Eligibility ....................................................   93

 4.   Amount of Coverage and Cost ....................................   93

 5.   Beneficiaries ..................................................   95

 6.   Irrevocable Assignment .........................................   95

 7.   Contributions ..................................................   96

 8.   Payment of Benefits ............................................   96

 9.   Maximum Benefits ...............................................   96

10.   Coverage--Continuation, Termination, Conversion, On Return to Work 96

11.   Administration and General Provisions ........................... 100

ARTICLE 1.   INTRODUCTION

The SGLI Plan is designed to help Kodak men and women meet burial and other last expenses (including bills unpaid at time of death) and to help provide for the financial security of their surviving dependents.


ARTICLE 2.   DEFINITIONS

2.01 Average Weekly Hours

"Average Weekly Hours" means a weekly average obtained by dividing all hours worked plus all paid absence hours in the previous 52 weeks by weeks out of the last 52 weeks where work was performed or a paid absence occurred.

2.02 College Cooperative Intern

"College Cooperative Intern" is a college student pursuing studies of interest to Kodak and who generally works a full-time schedule on an alternate work/school block basis.

2.03 Company

"Company" is Eastman Kodak Company and the following subsidiaries: Eastman Chemical International Ltd.; Eastman Chemical Products, Inc.; Eastman Gelatine Corporation; Eastman Kodak International Capital Company, Inc.; Eastman Kodak International Sales Corporation; Holston Defense Corporation; Kodak Caribbean, Limited; and Kodak Processing Laboratory, Inc.

2.04 Disabled Person

"Disabled Person" is any person who is approved for benefits under the Kodak Long Term Disability Plan or the predecessor Total and Permanent Disability Plan.

2.05 Employee

"Employee" is any person (other than a Limited Service Employee) who is employed by the Company in the U.S. and is compensated for services in the form of a salary or an hourly wage. "Employee" also means certain persons employed abroad by the Company as determined by the Plan Administrator.

2.06 Family Protection Program (FPP)

"Family Protection Program" (FPP) is the program consisting of: Basic Life Insurance, Contributory Optional Life Insurance, Non-Contributory Optional Life Insurance, Dependents Life Insurance, Basic Survivor Income Benefit, Optional Survivor Income Benefit, Occupational Accidental Death Insurance, and Supplementary Group Life Insurance.

2.07 Insurance Annual Salary Rate

"IASR" or "Insurance Annual Salary Rate" means:

    (a) An Employee's individual (hourly) rate in effect on a particular day, plus the average shift allowance in effect on the same day, multiplied by:

         (1)   2,080 hours for:

               (A)   Regular Full-Time Employees
               (B)   Full-Time Provisional Employees
               (C)   Full-Time Supplementary Employees
               (D)   Full-Time Special Program Employees
               (E)   Full-Time Buffer Workers at Eastman Chemical Company

         (2) Moving average weekly hours in effect on that day (or normal scheduled weekly hours up to 40 if the Employee had not been employed for the full year immediately preceding that day) multiplied by 52 for:

                (A)   Nonexempt Regular Part-Time Employees
                (B)   Nonexempt Part-Time Provisional Employees
                (C)   Nonexempt Part-Time Supplementary Employees
                (D)   Nonexempt Part-Time Special Program Employees
                (E) Nonexempt Part-Time Employees at Eastman Chemical Company (for the purpose of calculating Benefits)

         (3) Normal scheduled weekly hours in effect on that day multiplied by 52 for:

                (A)   Exempt Regular Part-Time Employees
                (B)   Exempt Part-Time Provisional Employees
                (C)   Exempt Part-Time Supplementary Employees
                (D)   Exempt Part-Time Special Program Employees
                (E) Nonexempt Part-Time Employees at Eastman Chemical Company (for the purpose of calculating Price Tags)

         (4)    1,040 hours for:

                (A)   College Cooperative Interns
                (B) All Employees, other than regular part-time physicians, whose moving average weekly hours or normal scheduled hours is less than 20.

    (b)   An Employee's IASR is rounded to the nearest $100.

    (c) When an Employee's employment classification changes from a part-time class to a full-time class described above, or from a full-time class to a part-time class described above, the hours component of IASR is adjusted as of the date of such reclassification for determining Benefits and Price Tags.

    (d) Because the individual rate for certain commission-eligible employees is reduced below the normal rate for their applicable salary grade, IASR is adjusted by multiplying the individual rate times the commission calculating factor for the appropriate commission plan specified in Compensation Plan 2C1.

    (e) Because the base salary rate for each Employee eligible for certain management performance incentives is reduced below the normal rate for his applicable salary grade, IASR is adjusted to reflect what the normal rate would be in the absence of the reduction under the management performance incentive arrangement.

    (f) Because the base salary rate for each Employee of the Eastman Chemical Company participating in the Success Sharing Program is reduced below the normal rate for his applicable salary rate, IASR is adjusted to reflect what the normal rate would be in the absence of the reduction under the Success Sharing Program.

2.08 Insurance Company

"Insurance Company" is Metropolitan Life Insurance Company, One Madison Avenue, New York, New York 10010, and any other Insurance Company which may issue one or more group policies to Eastman Kodak Company for coverage under the SGLI Plan.

2.09 Key Employee

"Key Employee" is any Employee who meets the criteria of Key Employee as defined in Section 416(i)(1)(A) of the Internal Revenue Code.

2.10 Limited Service Employee

"Limited Service Employee" is a person who is hired by the Company for the specified purpose of meeting short-term needs of 900 hours or less in any consecutive 12-month period and who is designated as a Limited Service Employee when hired.

2.11 Long Term Disability (LTD)

The terms "Long Term Disability" and "LTD" are, for purposes of the SGLI Plan, restricted to their meanings under the Long Term Disability Plan or any predecessor thereto.

2.12 Normal Retirement Age

"Normal Retirement Age" is 65 (60, in the case of Employees employed as aircraft pilots on their 60th birthdays).

2.13 Normal Retirement Date

"Normal Retirement Date" is the first day of the calendar month immediately following an Employee's or Disabled Person's 65th birthday (60th birthday, in the case of an Employee employed as an aircraft pilot).

2.14 Plan Administrator

"Plan Administrator" is the person authorized to control and manage the operation and administration of the SGLI Plan. The current Plan
Administrator, who is also the "named fiduciary" as defined in the Employee Retirement Income Security Act (ERISA), is the Director, Employee Benefits, Eastman Kodak Company.

2.15 Regular Full-Time Employee

"Regular Full-Time Employee" is an Employee who does not fall into another employment classification and who works a schedule of:

      40 or more hours per week (shorter time periods where required by law, by Company needs, or by the Employee's health); or

      Alternative work schedules such as alternating 36 and 48 hour workweeks comprised of 12-hour days.

2.16 Regular Part-Time Employee

"Regular Part-Time Employee" is an Employee who does not fall into another employment classification and who works a regular schedule of less than 40 hours per week.

2.17 Retiree

"Retiree," as used in this Plan, is either:

   a) any former Employee or Disabled Person who is eligible to commence a benefit under the early or normal retirement provisions of the Kodak Retirement Income Plan or under the provisions of any of the Company's special early retirement supplement plans (other than persons retired from Ridge Construction Corporation, Bays Mountain Construction Company, or Caddo Construction Company); or

   b) any former Employee who separated from employment under a special separation program of the Company with a total of age and service equal to at least 75 years.

2.18 Special Program Employee

"Special Program Employee" includes the following:

   1) Temporary Employee. A "Temporary Employee" is an Employee in the Eastman Chemical Company who is expected to work a full-time or a part-time schedule for a specified length of time, which is normally less than 6 months. Other forms of Temporary
        Employee are as follows:

        i) Drafting Trainee/Assistant. "Drafting Trainee/Assistant" is a technical school drafting student working a full-time schedule for 10 to 12 weeks during the final year of school.

       ii) Summer Technical Employee. "Summer Technical Employee" is a business/technical degree student on a summer work schedule (including, but not limited to, Kodak Scholars and other Company-sponsored educational aid program students). A Summer Technical Employee is similar to an "EK Scholar" or a "Summer Intern" at other divisions of Eastman Kodak Company.

      iii) Study-Work Student. "Study-Work Student" is a high school vocational student working a part-time schedule in areas related to his/her curriculum. A Study-Work Student is similar to a "High School Co-op" or a "High School Intern" at other divisions of Eastman Kodak Company.

       iv) Clerical Assistant Trainee. "Clerical Assistant Trainee" is a technical school office administrative student who is employed to work a full-time schedule for one quarter or semester during the final year of school.

   2) High School Co-op. A "High School Co-op" is a high school senior working a part-time schedule (normally 20 hours per week, but more hours may be worked during vacation or school breaks, following graduation, or where school conditions permit). A High School Co-op is limited to 9 months of employment (a school year) except where 12 months is needed in special situations.

   3) High School Intern. A "High School Intern" is a high school student working a full-time schedule during summer vacations (including the summer immediately following graduation), and is generally limited to 8 weeks of employment.

   4) General Summer Employee. A "General Summer Employee" is a person hired on a full-time or part-time basis for the summer following the completion of at least one year of college. Employment of any individual as a General Summer Employee is limited to two summers.

   5) EK Scholar. An "EK Scholar" is a two-year or four-year college student employed on a full-time basis during the summer or a school break whose tuition, housing, and miscellaneous expenses may be paid for by Kodak.

   6) PRIS2M. A "PRIS2M" is a third- or fourth-year high school student with a mathematics and science major, who generally works a part-time schedule (usually for 8 weeks).

   7) Summer (College) Intern. A "Summer (College) Intern" is a college student pursuing studies of interest to Kodak, who generally works a full-time schedule during the summer.

   8) Teacher Intern. A "Teacher Intern" is a high school or college teacher hired on a full-time basis, generally for a minimum of 10 weeks up to the length of the summer break.

   9) DP2 Intern. A "DP 2 Intern" is a disabled person working full time in a 10-week training program.

2.19 Spouse

"Spouse" is a Subscriber's husband or wife, including a husband or wife through common-law marriage.

2.20 Subscriber

"Subscriber" is an Employee or former Employee who is covered under the SGLI
Plan.

2.21 Supplementary Employee

"Supplementary Employee" is an Employee who is classified as a Supplementary Employee by an agreement and works a full-time or part-time schedule. The duration of employment with the Company is expected to last no more than 2 years, at which time the individual may be reclassified as a regular employee or terminated. The termination date originally specified in the agreement may be extended by the Company for a short duration for business reasons.

2.22 Supplementary Group Life Insurance (SGLI)

Supplementary Group Life Insurance (SGLI) is group term life insurance designed to provide death benefits for active Employees, Retirees, and Disabled Persons, based on length of service and annual earnings.

ARTICLE 3.   ELIGIBILITY

The groups indicated below are eligible to participate in the SGLI Plan:

   a)  Employees.  Employees who:

       - were employed by the Company on December 31, 1983;

       - were age 55 or older on January 1, 1984;

       - enrolled in SGLI before January 1, 1987; and

       - had an annual salary at the time of enrollment which equaled or exceeded the minimum amount identified on the SGLI Eligibility
         Schedule issued by the Plan Administrator.

   b) Disabled Persons. Disabled persons who were covered under the SGLI Plan on the effective date of their disability and have been covered on a continuous basis since that date.

   c) Retirees. Retirees who were covered under the SGLI Plan on a continuous basis since the date which they first became eligible for coverage through their effective date of retirement. However, anyone who was a Key Employee on or after January 1, 1984, and who was not age 55 or older on that date may not participate in the SGLI Plan after December 31, 1986.


ARTICLE 4.   AMOUNT OF COVERAGE AND COST

4.01 Coverage for Employees and Disabled Persons

The amount of SGLI for a covered Employee is 2.0 times his IASR. The amount of coverage for any covered Employee will never be reduced except in the case of a decrease in IASR because of a general wage decrease.

If a covered Employee becomes disabled under the LTD Plan, the amount of coverage in force immediately before the effective date of disability will be continued for the duration of the disability.

4.02 Coverage for Retirees

If retirement occurs prior to age 65 following the completion of 10 or more years of service, the coverage will be continued in full through age 65. The coverage in effect at age 65 will be reduced in five equal decrements on the first of the month following each of the Retiree's 66th through 70th birthdays.

The amount of the reduction varies according to the Retiree's years of service. The level of coverage at age 70 and later is expressed as a percentage of the coverage in effect at age 65 as shown in the following table:

                                  Coverage at Age 70
                                  as a Percentage of
Years of Service                  Coverage at Age 65*

   10                                     25
   11                                     27 1/2
   12                                     30
   13                                     32 1/2
   14                                     35
   15                                     37 1/2
   16                                     40
   17                                     42 1/2
   18                                     45
   19                                     47 1/2
   20 or more                             50

    *Coverage in retirement will be based on one of two factors, whichever is more beneficial to the Subscriber:

   (1)  the amount of coverage at age 65, or
   (2)  the amount of coverage at retirement.

   The higher of these two amounts will be multiplied by the appropriate percentage from this column (the percentage used is that corresponding to the Subscriber's years of service, prorated for partial years).

If retirement occurs at age 65 following the completion of 10 or more years of service, the SGLI coverage will be reduced in five equal decrements so that coverage at age 70 will be as described in the above table.

If retirement occurs after age 65 following the completion of at least 10 but less than 20 years of service, the SGLI coverage will be reduced to the level which would have been in effect had retirement occurred at age 65.

For a retirement occurring after age 65 with the completion of 20 or more years of service, the coverage in effect at retirement will be reduced on the first of the month following each of the retiree's birthdays through age 70 in accordance with the following table:

            Ages                     Level Available

             66                       1.80 Times IASR
             67                       1.60   "     "
             68                       1.40   "     "
             69                       1.20   "     "
             70 & Over                1.00   "     "

If a covered Employee completed at least 5 but fewer than 10 years of service as of the date of retirement, the coverage will be reduced to $1,000 upon retirement; for those with fewer than 5 years of service, the coverage will be reduced to $500 upon retirement.

Coverage will be canceled upon retirement if it has not been maintained continuously since the date on which the Subscriber first became eligible for coverage.

4.03 Cost

SGLI is non-contributory for Retirees, Disabled Persons while they remain disabled, and, in some cases, for eligible Employees as specified in Section 10.01.

4.04 Contribution Rate for Employees

For covered Employees who are age 60 or older and for covered Key Employees, regardless of age, the monthly cost of SGLI is 60 cents per $1,000 of coverage. For covered Employees younger than age 60, the monthly cost of SGLI is 38 cents per $1,000 of coverage.

Contributions for a year are based on the Employee's IASR as of January 1 of that year.


ARTICLE 5.   BENEFICIARIES

5.01 Beneficiaries

The Subscriber can name one or more primary beneficiaries plus one or more contingent beneficiaries. If a beneficiary dies before the Subscriber dies, the rights and interest of that beneficiary automatically terminate.

All beneficiary designations must be made on forms approved by the Plan Administrator.

5.02 Changing a Beneficiary

A Subscriber can change his SGLI beneficiaries at any time without the consent of those beneficiaries. All notices of beneficiary change must be made on forms approved by the Plan Administrator. When the notice of change is received by the Company, it will take effect on the date the notice was signed, whether or not the Subscriber is living at the time such notice is received. However, both the Company and the Insurance Company are discharged from any further liability if a previously named beneficiary is paid before the Company receives a change-of-beneficiary form.

5.03 If No Beneficiary is Named

The proceeds of any SGLI in force when the Subscriber dies will be paid to the beneficiaries. If there is no named beneficiary, if no named beneficiary is living, or if the beneficiary designation is invalid, payment will be made to the Subscriber's surviving Spouse; if none, to the Subscriber's surviving children in equal shares; if none, to the Subscriber's surviving parents in equal shares; if none, to the Subscriber's estate.


ARTICLE 6.   IRREVOCABLE ASSIGNMENT

The Subscriber's rights of ownership in the SGLI coverage may be assigned to another person or a trust for any purpose except as security for a loan. Assignments are irrevocable and, to be effective, must be approved by the Company and the Insurance Company. The rights of ownership include the right to any future additional amounts of insurance provided by the coverage, the right to designate beneficiaries and elect settlement options, and the right to reduce coverage.

The Company and the Insurance Company assume no responsibility for the validity, effect, or sufficiency of any assignment for any purpose whatsoever.

ARTICLE 7.   CONTRIBUTIONS

7.01 First and Last Contribution

Subscriber contributions required for SGLI are taken from the first full week of coverage through the end of the month in which coverage terminates or, where coverage changes from contributory to non-contributory, through the end of the final month of contributory coverage.


ARTICLE 8.   PAYMENT OF BENEFITS

Payment of SGLI proceeds may be made under a number of options, including a lump-sum settlement, periodic installments, a life-income arrangement, an interest option, or a combination of these. The Subscriber may leave the election to his beneficiary or he may make his election (revocably or irrevocably) in advance.

The number and form of the payment options, as well as the applicable interest rates, can change from time to time as determined by the Insurance Company. Up-to-date information and election forms are available from a Personnel Relations representative.


ARTICLE 9.   MAXIMUM BENEFITS

For subscribers to the Group Life Insurance/Survivor Benefit Insurance Plans, the combined maximum allowed under the Group Life Insurance Plan, the Survivor Benefit Insurance Plan, and SGLI Plan is $1,000,000 with SGLI being limited to $500,000. If this combined maximum is reached, coverage is reduced in the following sequence:

   a)   Survivor Benefit Insurance
   b)   SGLI
   c)   Group Life Insurance

For subscribers to the Family Protection Program, the combined maximum amount payable for Basic Life Insurance, Optional Life Insurance and SGLI is $3,000,000. If this combined maximum is reached, coverage is reduced in the following sequence:

   a)   Optional Life Insurance
   b)   SGLI
   c)   Basic Life Insurance


ARTICLE 10.   COVERAGE -- CONTINUATION, TERMINATION, CONVERSION,
              ON RETURN TO WORK

10.01 Coverage Continuation

   a) Leave of Absence. If an Employee was a Subscriber immediately before the leave, SGLI coverage may be continued during the leave if, before the leave, the Subscriber makes arrangements to pay his contributions during the leave. Contributions will change if SGLI contribution rates change during the leave.

        If a Subscriber who carried SGLI coverage during a leave fails to return to work when the leave expires, coverage ends on the last day of the month in which the leave expires. If, before the leave expires, the Company receives notification that the Subscriber does not intend to return to work, coverage ends on the last day of the month in which such notification is received.

   b) Layoff. SGLI coverage continues on a non-contributory basis for four months after the end of the month in which the layoff commenced.

   c) Short-Term Disability. Where the employment of a Subscriber terminates upon the exhaustion of benefits payable under the Short-Term Disability Plan and the Subscriber does not qualify for benefits under the Long-Term Disability Plan, SGLI coverage continues on a noncontributory basis for two months following the month in which employment terminates.

   d) Retirement or Long Term Disability. If a person was a Subscriber immediately before his effective date of retirement under the Kodak Retirement Income Plan or immediately before the date on which he became a Disabled person, coverage continues as provided in Sections
        4.01 and 4.02.

   e) Termination Under Special Separation Plans. The Company may, at its option, extend coverage on a non-contributory basis for eligible Employees whose employment terminates under any special separation plan, special early retirement plan, or special early retirement supplement plan.

   f) Divestiture. Where the employment of a Subscriber is terminated by his or her Company due to a "divestiture," as defined in Section 10.05, by such Company and the Subscriber is not offered an "equivalent job," as hereafter defined, in the same geographic area by the acquirer, purchaser or other transferee of the division, business, function, facility, unit or group of assets sold or otherwise disposed of by way of the "divestiture," the SGLI coverage continues on a noncontributory basis for the two (2) months following the month in which employment terminates. For purposes of this Article 10, an "equivalent job" means any job whose base rate is within ten percent (10%) of current base rate; except that in the Eastman Chemicals Division, "equivalent job" means any job whose base rate is within ten percent (10%) of the highest base rate held during the preceding twelve (12) months.

   g) Completion of Supplementary, Provisional or Special Program Employment. Supplementary Group Life Insurance coverage continues, on a non-contributory basis, until the end of the month in which supplementary or special program employment terminates. However, if a Subscriber accepts a transfer to a position as a Supplementary, Provisional or Special Program Employee in lieu of layoff or termination under a special separation plan, he will have SGLI coverage on a non-contributory basis at the end of the supplementary, provisional or special program employment for the period of time that such coverage would have been available had he been laid off or terminated under a special separation plan.

10.02 When Coverage Ends

SGLI coverage ends at midnight on the last day of the month in which the earliest of the following dates occurs:

   a) The coverage termination date communicated by the Subscriber to the Company in a written notice.

   b)   The date on which employment is terminated except as specified in
        Section 10.01.

   c)   The date on which the group policy is discontinued.

SGLI coverage also ends at midnight on the last day of the month in which the earlier of the following events occurs:

   a) The Subscriber fails to make a required monthly contribution for contributory coverages.

   b) The Employee-Subscriber who has not maintained continuous coverage under SGLI retires.

10.03 Conversion Privilege

A conversion privilege is available for Supplementary Group Life Insurance when coverage ceases or is reduced under the circumstances described below:

   a) Employment is Terminated. If employment terminates for any reason, coverage may be continued under an individual life insurance policy, without disability or accidental death benefits. The policy may be in any form customarily issued by the Insurance Company, except term insurance. A Subscriber may, however, elect a term insurance policy for a period of up to one year. The amount of such individual policy will be equal to (or at the Subscriber's option, less than) the amount of his coverage in effect on his employment termination date.

   b) The Group Policy is Terminated. If the group policy is terminated, then a Subscriber may obtain an individual policy of life insurance, subject to the same terms and conditions as upon cessation of such coverage due to termination of employment. However, the amount of such individual policy will not exceed the amount of the coverage under the group policy on the date of cessation of such coverage, reduced by any amount of coverage for which he may be or may become eligible under any group policy issued or reinstated by the Insurance Company or any other insurer within 45 days after such cessation.

   c) Attainment of Certain Ages. If the amount of a Subscriber's coverage is reduced, for any reason upon attainment of age 65 or later, by at least twenty percent (20%), the life insurance conversion privilege described above will be available to him on the date of the reduction. The twenty percent (20%) may be the result of one reduction or a series of smaller reductions. For any subsequent reduction in the amount of his coverage which is at least twenty percent (20%), the conversion privilege will again be available. The amount of any individual policy issued, as a result of any reduction, will not be more than the amount of the reduction. However, in the event that the Subscriber does not apply for that amount during the conversion period described below, he will not be able to apply for that amount during a later conversion period which may be available to him.

Conversion periods begin on the first day following the day on which coverage terminates or is reduced by at least twenty percent (20%) and end 31 days thereafter. If the Subscriber should die during a conversion period, the amount of his coverage will be payable to his beneficiary whether or not he applied for an individual policy.

If a Subscriber is not given written notice at least 15 days before or after the first day of the conversion period of the right to obtain an individual life insurance policy, he will have additional time in which to apply for such a policy. If such notice is given more than 15 days but less than 90 days after the first day of the conversion period, he will then have 45 days from the date notice is given in which to apply for an individual policy. In no event may a Subscriber apply later than the 90th day after the first day of the conversion period.

In any of the cases described above, to obtain an individual policy, a Subscriber must apply to the Insurance Company in writing and must pay the applicable premium no later than the last day of the conversion period. The individual policy will become effective when the group coverage terminates.

10.04 Coverage on Return to Work After Termination or Leave of Absence

Continued participation in SGLI on reemployment, reinstatement (including return from retirement or Long-Term Disability), or return from leave of absence is based on the following provisions:

   a) If a person was covered under the SGLI Plan continuously from the date of leaving to the date of return and meets the requirements of Article 3 at the time of returning, such coverage is continued upon return.

   b) In all other cases, this coverage is not available upon return to work.

10.05 Divestiture

Except to the extent expressly provided in Section 10.01(f), a Subscriber whose employment by his or her Company is terminated due to a "divestiture," as defined below, by such Company is no longer eligible for SGLI coverage and, therefore, his or her coverage(s) shall end as specified in Section 10.02.
For purposes of this Article 10, the term "divestiture" shall mean the sale or other disposition, other than a sale or disposition of a subsidiary company or venture, by a Company of a division, business, function, facility or unit or other group of assets.

ARTICLE 11.   ADMINISTRATION AND GENERAL PROVISIONS

Whenever a covered Employee or covered Disabled Person retires, insurance certificates are provided describing the provisions that apply specifically to him.

11.01 Plan Amendment, Suspension, or Termination

Eastman Kodak Company may amend, suspend, or terminate the Plan in whole or in part at any time, for any reason. For purposes of ERISA Section 402(b)(3), the procedure for amending, suspending and terminating the Plan is the adoption of a resolution by the Board or Benefit Plans Committee to such effect. A resolution is considered adopted when a majority of the members of the Board or Benefit Plans Committee approve of the resolution by voice or written vote at a Board or Committee meeting, whichever is applicable, or if no meeting is held, the resolution is in writing and signed by all of the members of the Board or
Benefit Plans Committee.

11.02 Claims and Appeal Procedures

The claims and appeal procedures are described in the General Administration section of You and Kodak.

11.03 Governing Law

This document shall be construed in accordance with the laws of New York State, except where the law of some other jurisdiction must be applied in respect of individual Subscribers or those claiming under or through them, and except as such laws are preempted by ERISA.

11.04 Gender and Number

Throughout this document, the masculine includes the feminine and the singular includes the plural unless the context indicates otherwise.



   EMPLOYEE BENEFITS
   EASTMAN KODAK COMPANY

                                                              Exhibit (10) L

















1990 OMNIBUS LONG-TERM COMPENSATION PLAN






















                              EASTMAN KODAK COMPANY
                              Effective March 10, 1994

1990 OMNIBUS LONG-TERM COMPENSATION PLAN March 10, 1994

TABLE OF CONTENTS

Paragraph                  Title                                      Page

    1                      Purpose                                    103
    2                      Definitions                                103
    3                      Administration                             105
    4                      Eligibility                                105
    5                      Shares Available                           106
    6                      Term                                       106
    7                      Participation                              106
    8                      Stock Options                              106
    9                      Stock Appreciation Rights                  107
   10                      Stock Awards                               108
   11                      Performance Units                          108
   12                      Performance Shares                         109
   13                      Payment of Awards                          109
   14                      Dividends and Dividend Equivalents         110
   15                      Deferral of Awards                         110
   16                      Termination of Employment                  110
   17                      Nonassignability                           110
   18                      Adjustment of Shares Available             111
   19                      Withholding Taxes                          111
   20                      Noncompetition Provision                   111
   21                      Amendments to Awards                       111
   22                      Regulatory Approvals and Listings          112
   23                      No Right to Continued Employment
                            or Grants                                 112
   24                      Amendment                                  112
   25                      Governing Law                              112
   26                      Change in Ownership                        112
   27                      Change in Control                          114
   28                      No Right, Title, or Interest in
                            Company Assets                            115
   29                      Gender                                     115

EASTMAN KODAK COMPANY
1990 OMNIBUS LONG-TERM COMPENSATION PLAN

1. Purpose

The purpose of the Plan is to provide motivation to Key Employees of the Company and its subsidiaries to put forth maximum efforts toward the continued growth, profitability, and success of the Company and its Subsidiaries by providing incentives to such Key Employees through the ownership and performance of the Common Stock of the Company. Toward this objective, the Committee may grant stock options, stock appreciation rights, Stock Awards, performance units, performance shares, and/or other incentive awards to Key Employees of the Company and its Subsidiaries on the terms and subject to the conditions set forth in the Plan.


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

   2.5 "Change In Control" means a change in control of the Company of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item 1(a) of the Current Report on Form 8-K, as in effect on August 1, 1989, pursuant to Section 13 or 15(d) of the Exchange Act; provided that, without limitation, a Change In Control shall be deemed to have occurred at such time as (i) any "person" within the meaning of Section 14(d) of the Exchange Act, other than the Company, a subsidiary of the Company, or any employee benefit plan(s) sponsored by the Company or any subsidiary of the Company, is or has become the "beneficial owner", as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 25% or more of the combined voting power of the outstanding securities of the Company ordinarily having the right to vote at the election of directors, or (ii) individuals who constitute the Board on February 1, 1990 (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to February 1, 1990 whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this Plan, considered as though such person were a member of the Incumbent Board.

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

5. Shares Available

The maximum number of shares of Common Stock, $2.50 par value per share, of the Company which shall be available for grant of Awards under the Plan (including incentive stock options) during its term shall not exceed Twenty-Two Million Thirty-Three Thousand and Six Hundred (22,033,600). (Such amount shall be subject to adjustment as provided in paragraph 18.) Any shares of Common Stock related to Awards which terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, are settled in cash in lieu of Common Stock, or are exchanged with the Committee's permission for Awards not involving Common Stock, shall be available again for grant under the Plan. Further, any shares of Common Stock which are used by a Participant for the full or partial payment to the Company of the purchase price of shares of Common Stock upon exercise of a stock option, or for any withholding taxes due as a result of such exercise, shall again be available for Awards under the Plan. Similarly, shares of Common Stock with respect to which an SAR has been exercised and paid in cash shall again be eligible for grant under the Plan. The shares of Common Stock available for issuance under the Plan may be authorized and unissued shares or treasury shares.


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

                                                       Exhibit (10) R

January 3, 1995


TO:  Wilbur J. Prezzano

Dear Bill:

This letter is intended to confirm the following:

1. As of the date set forth above, the letter agreement between you and Kodak dated September 3, 1993 remains in effect.

2. Any Kodak retirement benefits for which you would qualify if you had retired in 1994 will be provided to you if and when you retire from Kodak. However, with respect to your retiree health and dental benefits, specific provision must be made to protect such benefits in the event the coverage you would have received had you retired in 1994 is not being provided by the Company at the time of or during your retirement. In such event, you will receive that health and dental coverage that is then being provided by the Company which, in terms of both its benefits and required participant contributions, is most comparable to the company provided coverage you would have received had you retired in 1994.

3. With regards to your expenses while traveling for Kodak, you are authorized to incur reasonable travel and lodging expenses for yourself and, in those situations you deem appropriate, your wife for purposes of carrying out your duties and responsibilities for the Company. Kodak will reimburse you for such expenses, subject to documentation in accordance with Kodak policy.

Please indicate your acceptance of the terms set forth in this letter by signing the attached duplicate original and returning the same to my attention.

Eastman Kodak Company


Date   1/5/95                                   Michael P. Morley



Date   1/16/95                                  Wilbur J. Prezzano

                                                              Exhibit (10) T


    EMPLOYMENT AGREEMENT


   AGREEMENT, made and entered into as of the 11th day of February, 1994 by and between Eastman Kodak Company, a New Jersey corporation (together with its successors and assigns permitted under this Agreement, the "Company"), and Mr. Harry L. Kavetas (the "Executive").


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

   NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein and for other good and valuable consideration, the receipt of which is mutually acknowledged, the Company and the Executive (individually a "Party" and together the "Parties") agree as follows:


   1.   Definitions.

      (a) "Base Salary" shall mean the salary provided for in Section 4 below or any increased salary granted to the Executive pursuant to Section 4.

      (b)   "Board" shall mean the Board of Directors of the Company.

      (c)   "Cause" shall mean:

            (i) the Executive is convicted of a felony involving moral turpitude; or

            (ii) the Executive engages in conduct that constitutes willful gross neglect or willful gross misconduct in carrying out his duties under this Agreement, resulting, in either case, in material economic harm to the Company, unless the Executive believed in good faith that such act or nonact was in the best interests of the Company; or

            (iii) the Executive's unlawful possession, use or sale of narcotics or other controlled substances, or performing job duties while illegally used controlled substances are present in his system; or

            (iv) a material violation by the Executive of any provision of Sections 12 (a) or (b); or

            (vi)   a violation by the Executive of the provisions of Section
12 (c).

      (d) "Constructive Termination Without Cause" shall mean a termination of the Executive's employment at his initiative as provided in this Section 11(d) following the occurrence, without the Executive's written consent, of one or more of the following events (except in consequence of a prior termination):

            (i) a reduction in the Executive's then current Base Salary or target award opportunity under the Company's Management Annual Performance Plan;

            (ii) the removal of the Executive from any of the positions described in Section 3 below;

            (iii) a material diminution in the Executive's duties;

            (iv) the failure of the Company to obtain the assumption in writing of its obligation to perform this Agreement by any successor to all or substantially all of the assets of the Company within 15 days after a merger, consolidation, sale or similar transaction.

      (e) "Disability" shall have the same meaning as under the Company's Long-Term Disability Plan, as such plan is amended from time to time.

      (f)   "Stock" shall mean the Common Stock of the Company.

      (g) "Term of Employment" shall mean the period specified in Section 2 below.


   2.   Term of Employment.

      The Company hereby employs the Executive, and the Executive hereby accepts such employment, for the period commencing February 11, 1994 and ending at the close of business on February 10, 1999, subject to earlier termination of the Term of Employment in accordance with the terms of this Agreement.


   3.   Position, Duties and Responsibilities.

      (a) Commencing February 11, 1994 and continuing for the remainder of the Term of Employment, the Executive shall be employed as Senior Vice President and Chief Financial Officer of the Company. Executive shall be responsible for the duties and responsibilities normally associated with the position of Chief Financial Officer, together with such additional duties and responsibilities not inconsistent therewith as may be assigned by the Chief Executive Officer. The Executive, in carrying out his duties under this Agreement, shall report to the Chief Executive Officer.

       (b) Anything herein to the contrary notwithstanding, nothing shall preclude the Executive from (i) serving on the boards of directors of a reasonable number of other corporations or the boards of a reasonable number of trade associations and/or charitable organizations, (ii) engaging in charitable activities and community affairs, and (iii) managing his personal investments and affairs, provided that such activities do not materially interfere with the proper performance of his duties and responsibilities as the Company's Chief Financial Officer or violate any other terms of this Agreement.


   4.   Base Salary.

      The Executive shall be paid an annualized Base Salary, payable in accordance with the regular payroll practices of the Company, of $550,000. The Base Salary shall be reviewed no less frequently than annually for increase in the discretion of the Board and its Executive Compensation and Development Committee (the "Committee").


   5.   Annual Incentive Awards.

      The Executive shall participate in all annual incentive award programs maintained by the Company for its senior level executives or its employees generally, including, without limitation, the following:

      (a) The Company's Management Annual Performance Plan. The Executive shall have an annual target award opportunity under such plan of at least $330,000. With regard to the Award for 1994 performance, payable in April of 1995 (the "1994 Performance Award"), the Executive shall receive a minimum guaranteed payment of $330,000.
 In the event, however, that the 1994 Performance Award that the Executive is awarded exceeds $330,000, the Performance Award that will be paid to him shall be an amount equal to the sum of $330,000 plus an amount determined by multiplying the amount by which the Performance Award exceeds $330,000 by a fraction the numerator of which shall be the total number of days that the Executive is employed by the Company during 1994 and the denominator of which is 365.

      (b) The Company's Wage Dividend. For the purposes of the Wage Dividend, he shall be deemed to have at least five years of service. However, for purposes of the 1994 Wage Dividend payable in March of 1995, the Executive's Wage Dividend Base shall not include his entire Base Salary, but only that portion of the Base Salary which is actually paid to him during 1994, regardless of whether he elects to receive or defer such amount or parts thereof.

      Payment of annual incentive awards shall be made at the same time that other senior-level executives receive their annual incentive awards.

   6.   Long-Term Incentive Programs.

      (a) General. Except as otherwise stated in this Section 6, the Executive shall be eligible to participate in the long-term incentive programs of the Company on the same basis as other senior-level executives of the Company.

      (b) Restricted Stock Award. As soon as practicable after commencement of the Executive's employment, the Company shall grant the Executive restricted shares of Stock substantially in the form attached to the Agreement as Exhibit A, such shares of Stock to be subject to forfeiture in their entirety if the Executive's employment terminates pursuant to Section 11(c) or 11(e) below prior to the end of the Term of Employment. The number of shares of restricted Stock to be granted to the Executive shall be determined by dividing $550,000 by the fair market value of a share of Stock on the date the restricted stock is granted. Fair market value shall be determined by taking the mean between the high and low at which the Stock trades on the New York Stock Exchange on the date the restricted stock is granted.

      (c) Stock Option Award. As soon as practicable after commencement of the Executive's employment, the Company shall grant the Executive a 10-year option, substantially in the form attached to this Agreement as Exhibit B, to purchase 200,000 shares of Stock (the "Option"), such option to become exercisable on February 10, 1999 and to be subject to forfeiture in its entirety if the Executive's employment terminates pursuant to Section 11(c) or 11(e) below prior to such date. The exercise price (per share) of the option shall be the fair market value of a share of Stock on the date of the option's grant. Fair market value shall be determined by taking the mean between the high and low at which the Stock trades on the New York Stock Exchange on the date of the option's grant.

      (d) 1993-1995 Restricted Stock Subplan. As soon as practicable after the commencement of the Executive's employment, the Executive shall become a Participant of the Company's 1993-1995 Restricted Stock Subplan (the "Subplan"). The Award that the Executive shall be eligible to receive under the Subplan shall be calculated by multiplying the amount of the Award that the Executive would have been eligible to receive had he been a Participant in the Subplan since its establishment by a fraction the numerator of which shall be the number of days that the Executive is employed by the Company during the Subplan's Award Period and the denominator of which is the total number of days in the Award Period. To the extent the Committee elects to grant Awards under the Subplan, the Award that the Executive would otherwise receive under the Subplan shall be reduced by the number of shares of Stock granted to the Executive under Section 6(b) above.

      (e) Spring, 1994 Stock Option Grant. The Executive will not receive an award under the Company's Spring 1994 grant of stock options under the Eastman Kodak Company 1990 Omnibus Long-Term Compensation Plan.

   7.   Employee Benefit Programs.

      (a) In General. During the Term of Employment, the Executive shall be entitled to participate in all employee pension and welfare benefit plans and programs made available to the Company's senior level executives or to its employees generally, as such plans or programs may be in effect from time to time, including, without limitation, pension, profit sharing, savings and other retirement plans or programs, medical, dental, hospitalization, short-term and long-term disability and life insurance plans, accidental death and dismemberment protection, travel accident insurance, and any other pension or retirement plans or programs and any other employee welfare benefit plans or programs that may be sponsored by the Company from time to time, including any plans that supplement the above-listed types of plans or programs, whether funded or unfunded.

      (b) Vacation. The Executive will be entitled to six weeks paid vacation per year. However, for purposes of calendar 1994, the six weeks of paid vacation will be prorated based on the number of days the Executive is employed by the Company during such year.

      (c) Service. To the extent there is a period of employment required as a condition for full benefit coverage under any employee benefit program, the Executive shall be deemed to have met such requirement. For purposes of the Company's Short-Term Disability Plan, the Executive shall be deemed to have 15 years of service immediately upon his employment with the Company.
For purposes of any retiree welfare benefits of the Company for which the Executive may become eligible, the Executive's actual years of service with the Company will be used to determine his entitlement to any such benefit and he shall not be deemed to have completed any years of service with the Company in addition to his actual years of service for this purpose.


   8.   Supplemental Pension.

      (a) The Executive shall be eligible to receive a pension benefit to be determined in accordance with the terms of the Kodak Retirement Income Plan ("KRIP")and supplements thereto as in effect on the date of this Agreement, subject to the terms of this Section 8 and adjustment for any future enhancements to KRIP and supplements thereto. For purposes of this Section 8, "supplements thereto" shall include the Kodak Excess Retirement Income Plan.

      (b) For purposes of establishing (i) the total amount of "Accrued Service" used to calculate the Executive's retirement and pre-retirement survivor income benefits under KRIP, (ii) the Executive's "Total Service" for purposes of determining the applicability of the early retirement reduction factor contained in Section 5.02(b)(2) of KRIP (i.e., the 75/85 rule), and
(iii) the Executive's "Vesting Service" for purposes of Section 7.02 of KRIP, Executive shall be credited with six years of service (one year of actual service and five years of additional, deemed service) for each year of service earned under the terms of KRIP. (In the event of a sixth year of employment, the Executive should be credited with two more years of additional, deemed service, bringing the Executive's total years of service to 32.)

      (c) The retirement and pre-retirement survivor income benefits provided under this Section 8 shall be reduced by any benefit for which the Executive or his survivors are eligible under any other Company pension plan or pension plan of a prior employer, whether or not qualified, providing deferred compensation or survivor benefits. For purposes of determining such deduction, the amount of any benefit payable under any plan shall be calculated using, to the extent applicable, the same assumptions used to calculate benefits for the Executive or his survivors under KRIP and supplements thereto (e.g., frequency of payment, form of benefit, commencement date of payment, and, in the event the form of distribution is a lump sum, discount rate).

      (d) The amount of the benefit, if any, payable to the Executive under the terms of this Section 8 shall be: (i) paid in the same form and at the same time as the Executive's benefit under KRIP or, in the event the Executive is not entitled to any benefit under the terms of KRIP, as if the amount of the benefit under this Section 8 was payable under KRIP; and (ii) unless otherwise paid under KRIP, paid out of the Company's general assets and not funded in any manner, included in the Executive's gross income as ordinary income, subject to all income and payroll tax withholdings required to be made under applicable federal, state and local law or regulation, and not grossed up in order to keep the Executive whole.


   9.   Reimbursement of Business and Other Expenses.

      (a) Business Expenses. The Executive is authorized to incur reasonable expenses in carrying out his duties and responsibilities under this Agreement and the Company shall promptly reimburse him for all business expenses incurred in connection with carrying out the business of the Company, subject to documentation in accordance with the Company's policy.

      (b) Relocation Expenses. The Executive shall be eligible for the Company's relocation policy. In accordance with the terms of such policy, the following expenses shall be reimbursed, regardless of whether he elects to sell his present residence in New Canaan, Connecticut:

            (i) the cost of temporary living expenses in the Rochester, New York area for a period of time ending (i) when the Executive moves into a permanent residence in the Rochester, New York area or (ii) September 30, 1994, whichever occurs first. The Executive shall make a good faith effort to find a satisfactory permanent residence in the Rochester, New York area as soon as he reasonably can after the commencement of his employment with the Company.

            (ii) the expenses the Executive incurs in connection with the purchase of a permanent residence in the Rochester, New York area and any moving expenses he incurs in moving his household goods from his present residence to such residence in Rochester.

      (c) It is the intention of the Company that the Executive shall, after taking into account any taxes on a reimbursement or other benefit under
Section 9(b), be kept whole with respect to such reimbursement or other benefit. Accordingly, to the extent the Executive is taxable on any such reimbursement or benefit, the Company shall pay the Executive in connection therewith an amount which after all taxes incurred by the Executive on such amount shall equal the amount of the reimbursement or benefit being provided.


   10.   Perquisites.

      (a) Fringe Benefits. During the Term of Employment, the Executive shall be entitled to participate in any of the Company's executive fringe benefits in accordance with the terms and conditions of such arrangements as are in effect from time to time for the Company's senior-level executives. In all events, the Executive shall be entitled to the following:

            (i) The Executive shall participate in the transportation pool made available to senior executives in Rochester;

            (ii) The Company shall provide the Executive with personal financial (including tax) counseling by a firm to be chosen by the Executive from one of three providers available through the Company; and

            (iii) During the first year of the Executive's employment, the Company shall, at Company expense, make available to the Executive Company aircraft to travel, from time to time, between Westchester County Airport and Monroe County Airport, such use to be subject to income imputation rules pursuant to applicable Internal Revenue Service regulations.

      (b) Initiation Fees. The Company shall promptly reimburse the Executive for the initiation fees he incurs in order to obtain membership in one country club and one luncheon club in the Rochester, New York area. It is the intention of the Company that the Executive shall, after taking into account any taxes on a reimbursement under this Section 10(b), be kept whole with respect to such reimbursement. Accordingly, to the extent the Executive is taxable on any such reimbursement, the Company shall pay the Executive in connection therewith an amount which after all taxes incurred by the Executive on such amount shall equal the amount of the reimbursement being provided.


   11.   Termination of Employment.

      (a) Termination Due to Death. In the event the Executive's employment is terminated due to his death, his estate or his beneficiaries as the case may be, shall be entitled to:

            (i) Base Salary for a period of 90 days following the date of death;

            (ii) pro rata annual incentive award under the Management Annual Performance Plan or successor thereto for the year in which the Executive's death occurs based on 100% of his target award opportunity for such year, payable in a single installment promptly after his death;

            (iii) pro rata long-term performance incentive for the performance period or periods in which the Executive was participating at the time of his death based on the target award opportunity for such period or periods, payable in accordance with the terms of the plan or program under which such long-term performance incentive is provided;

            (iv) the right in the Executive's estate to exercise any stock option outstanding at the time of the Executive's death in accordance with its terms;

            (v) vesting of any restricted stock award outstanding at the time of the Executive's death in accordance with its terms;

            (vi) the expenses associated with the relocation of the Executive's family back to New Canaan, Connecticut;

            (vii) the balance of any incentive awards earned (but not yet paid);

            (viii)    the amounts that become due pursuant to
Section 8;

            (ix) any amounts earned, accrued or owing (but not yet paid) under Sections 7, 9 and 10; and

            (x) other benefits in accordance with applicable plans and programs of the Company.

      (b) Termination Due to Disability. In the event the Executive's employment is terminated due to his disability, he shall be entitled in such case to the following:

            (i) disability benefits provided in accordance with the long-term disability program as applicable to senior executives of the Company;

            (ii) pro rata annual incentive award under the Management Annual Performance Plan or successor thereto for the year in which termination due to disability occurs based on 100% of his target award opportunity for such year, payable in a single installment promptly following termination;

            (iii) pro rata long-term performance incentive for the performance period or periods in which Executive was participating at the time of his death based on the target award opportunity for such period or periods, payable in accordance with the terms of the plan or program under which such long-term performance incentive is provided;

            (iv) the continued right to exercise any stock option outstanding at the time of termination in accordance with its terms;

            (v) vesting of any restricted stock award outstanding at the time of termination in accordance with its terms;

            (vi) the expenses associated with relocation of the Executive and his family back to New Canaan, Connecticut;

            (vii) continued participation, at the Company's expense, for 36 months in medical, dental, hospitalization and life insurance coverage and in all other employee plans and programs in which he was participating on the date of termination;

            (viii)   the balance of any incentive awards earned
(but not yet paid);

            (ix)   the amounts that become due pursuant to Section 8;

            (x) any amounts earned, accrued or owing (but not yet paid) under Sections 7, 9 and 10; and

            (xi) other benefits in accordance with applicable plans and programs of the Company.

      (c)   Termination by the Company for Cause.

            (i) A termination for Cause shall not take effect unless the Executive is given written notice by the Chief Executive Officer of the intention to terminate him for Cause.

            (ii) In the event the Company terminates the Executive's employment for Cause, he shall be entitled to:

               (A)   the Base Salary through the date of termination;

               (B)   the amounts that become due pursuant to Section 8;

               (C) any amounts earned, accrued or owing (but not yet paid) under Sections 7, 9 and 10; and

               (D) other benefits in accordance with applicable plans and programs of the Company.

      (d) Termination Without Cause or Constructive Termination Without Cause. In the event the Executive's employment is terminated without Cause, other than due to Disability or death, or in the event there is a Constructive Termination Without Cause, the Executive shall be entitled to:

            (i)   the Base Salary through the date of termination;

            (ii) the Base Salary, at the annualized rate in effect on the date of termination of the Executive's employment (or in the event a reduction in Base Salary is the basis for a Constructive Termination Without Cause, then the Base Salary in effect immediately prior to such reduction), for a period of 18 months following such termination provided that the salary continuation payment under this Section 11(d)(ii) shall be in lieu of any salary continuation arrangements under any other severance program of the Company;

            (iii) the right to exercise any stock option outstanding at the time of termination in accordance with its terms;

            (iv) vesting of any restricted stock award outstanding at the time of termination in accordance with its terms;

            (v) the expenses associated with relocation of the Executive and his family back to New Canaan, Connecticut;

            (vi) continued participation, at the same rate of contribution that the Executive was paying immediately prior to his termination of employment, in all medical, dental, hospitalization and life insurance coverage and in other employee benefit plans or programs in which he was participating on the date of the termination of his employment until the earlier of:

               (A)  18 months following termination of employment; or

               (B) the date, or dates, he receives equivalent coverage and benefits under the plans and programs of a subsequent employer;

            (vii) the balance of any incentive awards earned (but not yet paid);

            (viii) the amounts that become due pursuant to Section 8 except that for purposes of Section 8 the Executive shall be deemed to continue in employment for the 18 months during which he receives salary continuation payments pursuant to Section 11(d)(ii) and he shall receive service credits for such period on the same basis as if he had, in fact, continued in employment;

            (ix) any amounts earned, accrued or owing (but not yet paid) under Sections 7, 9 and 10; and

            (x) other benefits in accordance with applicable plans and programs of the Company.

      (e) Voluntary Termination. In the event of a termination of employment by the Executive on his own initiative other than a termination due to death or Disability or a Constructive Termination without Cause, the Executive shall have the same entitlements as provided in Section 11(c)(ii) above for a termination for Cause. A voluntary termination under this Section 11(e) shall be effective upon 30 days prior written notice to the Company and shall not be deemed a breach of this Agreement.

      (f) No Mitigation; No Offset. In the event of any termination of employment under this Section 11, the Executive shall be under no obligation to seek other employment and there shall be no offset against amounts due the Executive under this Agreement on account of any remuneration attributable to any subsequent employment that he may obtain except as specifically provided in this Section 11.

      (g) Nature of Payments. Any amounts due under this Section 11 are in the nature of severance payments considered to be reasonable by the Company and are not in the nature of a penalty.


   12.   Confidentiality: Assignment of Rights and Non-Competition.

      (a) Confidentiality. During the Term of Employment and thereafter, the Executive shall not disclose to anyone or make use of any trade secret or proprietary or confidential information of the Company, including such trade secret or proprietary or confidential information of any customer or other entity to which the Company owes an obligation not to disclose such information, which he acquires during the Term of Employment, including but not limited to records kept in the ordinary course of business, except (i) as such disclosure or use may be required or appropriate in connection with his work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information.

      (b) Assignment of Rights. The Executive hereby sells, assigns and transfers to the Company all of his right, title and interest in and to all inventions, discoveries, improvements and copyrightable subject matter (the "rights") which during the Term of Employment are made or conceived by him, alone or with others and which are within or arise out of any general field of the Company's business or arise out of any work he performs or information he receives regarding the business of the Company while employed by the Company. The Executive shall fully disclose to the Company as promptly as available all information known or possessed by him concerning the rights referred to in the preceding sentence, and upon request by the Company and without any further remuneration in any form to him by the Company, but at the expense of the Company, execute all applications for patents and for copyright registration, assignments thereof and other instruments and do all things which the Company may deem necessary to vest and maintain in it the entire right, title and interest in and to all such rights.

      (c) Non-Competition. The Executive understands and agrees that by virtue of his employment by the Company as its Chief Financial Officer he must and will have complete and intimate knowledge of confidential and proprietary information about the Company's, including its subsidiaries and affiliated companies, current and future business policies, accounts, suppliers, customers, technology, procedures and methods of operation all of which the Executive agrees are confidential and the sole and exclusive property of the Company.

      The Parties agree that the Company would suffer great loss and damage if either during the Term of Employment or the two year period immediately following the termination of the Executive's employment for whatever reason, the Executive were to become employed by, provide services to, serve a director, consultant, advisor or in any other capacity render advice or services to a competitor of the Company, including a competitor of a wholly-owned subsidiary of the Company or a competitor of any entity in which the Company holds a fifty percent or greater interest.

      Competitor shall be defined by the Chief Executive Officer, acting in his sole discretion exercising reasonable judgment as to both the then current and future anticipated activities of the Company.

      The provisions and limitation of this Section 12(c) shall apply on a worldwide basis.


   13.   Indemnification.

      (a) The Company agrees that if the Executive is made a party, or is threatened to be made a party, to any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "Proceeding"), by reason of the fact that he is or was a director, officer or employee of the Company or is or was serving at the request of the Company as a director, officer, member, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether or not the basis of such Proceeding is the Executive's alleged action in an official capacity while serving as a director, officer, member, employee or agent, the Executive shall be indemnified and held harmless by the Company to the fullest extent legally permitted or authorized by the Company's certificate of incorporation or bylaws or resolutions of the Company's Board of Directors or, if greater, by the laws of the State of New Jersey, against all cost, expense, liability and loss (including, without limitation, attorney's fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by the Executive in connection therewith, and such indemnification shall continue as to the Executive even if he has ceased to be a director, member, employee or agent of the Company or other entity and shall inure to the benefit of the Executive's heirs, executors and administrators. The Company shall advance to the Executive all reasonable costs and expenses incurred by him in connection with a Proceeding within 20 days after receipt by the Company of a written request for such advance and a reasonably detailed description of such costs and expenses. Such request shall include an undertaking by the Executive to repay the amount of such advance if it shall ultimately be determined that he is not entitled to be indemnified against such costs and expenses.

      (b) The Company agrees to continue and maintain a directors and officers' liability insurance policy covering the Executive to the extent the Company provides such coverage for its other executive officers.


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


   20.   Survivorship.

      The respective rights and obligations of the Parties hereunder shall survive any termination of the Executive's employment to the extent necessary to the intended preservation of such rights and obligations.


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


If to the Company:           Eastman Kodak Company
                             343 State Street
                             Rochester, New York 14650

Attention:               Senior Vice President and General Counsel


If to the Executive:        Harry L. Kavetas
                            314 Brushy Ridge Rd.
                            New Canaan, Connecticut  06840


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


                            Harry L. Kavetas

   Exhibit A



NOTICE OF RESTRICTED STOCK
GRANTED [date] PURSUANT TO EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM COMPENSATION PLAN
("Grant Notice")




To:

   You are granted [      ] shares of Eastman Kodak Company Common Stock (the
"Restricted Shares"). The Restricted Shares are granted under the Eastman Kodak Company 1990 Omnibus Long-Term Compensation Plan (the "Plan") and are subject to the terms of the Plan and the following conditions:

   1. The Restricted Shares awarded hereunder shall be promptly issued and a certificate(s) for such shares shall be issued in your name. You shall thereupon be a shareholder of all the shares represented by the certificate(s). As such, you shall have all the rights of a shareholder with respect to such shares, including, but not limited to, the right to vote such shares and to receive all dividends and other distributions(subject to Paragraph 2 below) paid with respect to them, provided, however, that the shares shall be subject to the restrictions in Paragraph 4 below. The stock certificates representing such shares shall be imprinted with a legend stating that the shares represented thereby are Restricted Shares subject to the terms and conditions of this Grant Notice and, as such, may not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of except in accordance with the terms of this Grant Notice. Each transfer agent for the Common Stock shall be instructed to like effect in respect of such shares. In aid of such restrictions, you shall immediately upon receipt of the certificate(s) therefor, deposit such certificate(s) together with a stock power or other like instrument of transfer, appropriately endorsed in blank, with an escrow agent designated by the Committee, which may be the Company, under a deposit agreement containing such terms and conditions as the Committee shall approve, the expenses of such escrow to be borne by the Company.

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

   3. The term "Restricted Period" with respect to the Restricted Shares shall mean the period beginning on February 11, 1994 and ending on February 10, 1999.

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

   5. If your employment is terminated pursuant to Section 11(c) or 11(e) of the Employment Agreement between you and the Company dated February 11, 1994 (the "Employment Agreement") at any time before the Restricted Period ends, you shall immediately forfeit all of the Restricted Shares then held on your behalf by the designated escrow agent.

   6.   If your employment is terminated pursuant to Section 11(a)
or 11(b) of the Employment Agreement, at any time before the Restricted Period ends, the restrictions set forth in Paragraph 4 above shall lapse as to that
number of shares determined by multiplying [      ] shares (subject to
adjustment as provided in Section 18 of the Plan) by a fraction, the numerator of which shall be the number of months during the Restricted Period you have been employed (including the month of termination) and the denominator of which shall be 60 months. You shall immediately forfeit all remaining Restricted Shares.

   7. If your employment is terminated pursuant to Section 11(d) of the Employment Agreement, at any time before the Restricted Period ends, the restriction set forth in Paragraph 4 above shall lapse as to that number of
shares determined by multiplying [      ] shares (subject to adjustment as
provided in Section 18 of the Plan) by a fraction, the numerator of which shall be the number of months during the Restricted Period you have been employed (including the month of termination) plus 18 months (but not to exceed 60 months) and the denominator of which shall be 60 months. You shall immediately forfeit all remaining Restricted Shares.

   8. If your employment continues through the Restricted Period, the restrictions set forth in Paragraph 4 above, with respect to the Restricted Shares shall lapse.

   9.   Section 20 of the Plan (noncompetition) shall not apply to this grant.

   10. The Company, or the designated escrow agent at the request of the Company, shall be entitled to deduct from the Restricted Shares the amount of all applicable income and employment taxes required to be withheld unless you make other arrangements with the Company for the timely payment of such taxes.

   Exhibit B


NOTICE OF STOCK OPTION
GRANTED [date]


PURSUANT TO
EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM COMPENSATION PLAN
("Grant Notice")


To:

   You are granted a Nonqualified Stock Option to purchase 200,000*1 shares of
Eastman Kodak Company Common Stock at $         per share.  This option is
granted under the Eastman Kodak Company 1990 Omnibus Long-Term Compensation Plan (the "Plan") subject to the terms of this Grant Notice.

   1. This option shall become exercisable (vested) on the fifth anniversary of this grant. The period between the date this option is granted and such fifth anniversary shall be the "Restricted Period".

   2. This option, unless sooner terminated or exercised in full, shall expire on February 10 , 2004.

   3. If your employment is terminated pursuant to Section 11(c) or 11(e) of the Employment Agreement between you and the Company dated February 11, 1994 (the "Employment Agreement") at any time before the Restricted Period ends, you shall immediately forfeit this option.

   4. If your employment is terminated pursuant to Section 11(a) or 11(b) of the Employment Agreement, at any time before the Restricted Period ends, this option shall immediately become exercisable and vested as to all 200,000 shares (subject to adjustment as provided in Section 18 of the Plan) multiplied by a fraction, the numerator of which shall be the number of months during the Restricted Period you have been employed (including the month of termination) and the denominator of which shall be 60 months. You shall immediately forfeit your rights as to any shares subject to this option at the time of your termination that are not exercisable and vested after applying the fraction described in the preceding sentence. Your rights under this option as to any shares as to which it is or becomes exercisable and vested at the time of your termination of employment shall continue to be exercisable until the scheduled expiration date under Paragraph 2 above, or, if sooner, the exercise of this option in full.


- - ---------------------------
*1 Actual grant shall be for 200,000 shares less the number of shares that shall be granted concurrently under a stock option intended to qualify as an incentive stock option under Section 422 of the Internal Revenue Code. Such option grant shall be in substantially the same form as this grant except to the extent necessary to constitute an incentive stock option under Section 422.

       5. If your employment is terminated pursuant to Section 11(d) of the Employment Agreement, at any time before the Restricted Period ends, this option shall, to the extent not already exercisable, immediately become exercisable and vested as to 200,000 shares (subject to adjust as provided in Section 18 of the Plan) multiplied by a fraction, the numerator of which shall be the number of months during the Restricted Period you have been employed (including the month of termination) plus an additional 18 months (but not in the aggregate to exceed 60 months) and the denominator of which shall be 60 months. You shall immediately forfeit your rights as to any shares subject to this option at the time of your termination that are not exercisable and vested after applying the fraction described in the preceding sentence.
 Your rights under this option as to any shares as to which it is or becomes exercisable and vested at the time of your termination of employment shall continue to be exercisable until the scheduled expiration date under Paragraph 2 above, or, if sooner, the exercise of this option in full.

   6. If your employment continues through the Restricted Period, this option shall become exercisable and vested in full and shall continue to be exercisable until its scheduled expiration date under Paragraph 2 above, or, if sooner, its exercise in full.

   7. You shall not have any of the rights of a shareholder with respect to the shares of Common Stock covered by this option except to the extent one or more certificates for such shares shall be delivered to you upon the exercise of the option.

   8. You may exercise this option by way of the Company's broker-assisted stock option exercise program, to the extent such program is available at the time of such exercise. Pursuant to the terms of such program, the amount of any taxes required to be withheld upon exercise of any options under the program shall be paid in cash directly to the Company.

   9.   Section 20 of the Plan (noncompetition) shall not apply to this grant.

NOTICE OF AWARD OF NON-QUALIFIED STOCK OPTIONS


GRANTED TO HARRY L. KAVETAS


FEBRUARY 15, 1994


PURSUANT TO THE

EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM

COMPENSATION PLAN











APPROVED BY:


Richard S. Braddock,
Chairman of the Executive
Compensation and Development
Committee
February 15, 1994

NOTICE OF AWARD OF NON-QUALIFIED STOCK OPTIONS GRANTED TO HARRY L. KAVETAS FEBRUARY 15, 1994 PURSUANT TO THE EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM COMPENSATION PLAN





TABLE OF CONTENTS



Paragraph               Title                                           Page

    1                Background                                          136

    2                Award                                               136

    3                Terms and Conditions of Non-Qualified
                        Stock Options                                    136

                        (a)  Option Price                                136
                        (b)  Duration of Option                          136
                        (c)  Vesting of an Option                        136
                        (d)  Payment of Option Price                     136
                        (e)  Withholding                                 136
                        (f)  Rights as a Shareholder                     136
                        (g)  Broker Assisted Exercise                    137
                        (h)  Termination of Employment                   137

    4                 Death/Disability                                   137

    5                 Termination without Cause or
                       Constructive Termination                          137

    6                 Definitions                                        137

    7                 Non-Assignability                                  137

    8                 Noncompetition                                     137

NOTICE OF AWARD OF NON-QUALIFIED STOCK OPTIONS GRANTED TO HARRY L. KAVETAS FEBRUARY 15, 1994 PURSUANT TO THE EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM COMPENSATION PLAN




1. Background. Under Sections 8 of the 1990 Omnibus Long-Term Compensation Plan (the "Plan"), the Compensation Committee may, among other things, award non-qualified stock options of the Company's Common Stock to those Key Employees as the Committee in its discretion may determine, subject to such terms, conditions and restrictions as it deems appropriate.


2. Award. On February 15, 1994, the Committee granted to Harry L. Kavetas (the "Participant") an Award of one hundred ninety seven thousand six hundred and seventy two (197,672) non-qualified stock options of Common Stock. One option provides for the ability to purchase a single share of Common Stock. This Award is granted under the Plan, subject to the terms and conditions of the Plan and those set forth in this Award Notice.

3. Terms and Conditions of Non-Qualified Stock Options. The following terms and conditions shall apply to the Award of Non-Qualified Stock Options:

     (a) Option Price. The option price shall be Forty Two and 94/100 Dollars ($42.94).

     (b) Duration of Option. Each option shall expire at the close of business on February 14, 2004, unless sooner terminated or exercised in full in accordance with the terms and conditions of this Award Notice and the Plan.

     (c) Vesting of an Option. The options shall vest and, therefore, become exercisable on February 15, 1999. The period between February 15, 1994 and February 15, 1999 shall be the "Restricted Period."

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


     (h) Termination of Employment. If the Participant's employment is terminated pursuant to Section 11(c) or 11(e) of the Employment Agreement between the Participant and the Company dated as of February 11, 1994 (the "Employment Agreement") at any time before the Restricted Period ends, the Participant shall immediately forfeit the entire Award.

4. Death/Disability. Notwithstanding Paragraph "3(c)" above to the contrary, if the Participant's employment is terminated pursuant to Section 11(a) or 11(b) of the Employment Agreement at any time before the Restricted Period ends, the Award shall, to the extent not already exercisable, immediately become exercisable and vested as to that number of non-qualified stock options determined by multiplying 197,672 options (subject to adjustment as provided in Section 18 of the Plan) by a fraction, the numerator of which shall be the number of months during the Restricted Period that the Participant was employed (including the month of termination) and the denominator of which shall be 60 months. The Participant shall immediately forfeit his rights as to any options that are not exercisable and vested after applying the fraction described in the immediately preceding sentence. The Participant's rights as to any options which are or become exercisable and vested at the time of his termination of employment shall continue to be exercisable until the scheduled expiration date under Paragraph "3(b)" above, or, if sooner, the exercise of the option in full.

5. Termination Without Cause or Constructive Termination. Notwithstanding Paragraph "3(c)" above to the contrary, if the Participant's employment is terminated pursuant to Section 11(d) of the Employment Agreement at any time before the Restricted Period ends, the Award shall, to the extent not already exercisable, immediately become exercisable and vested as to that number of non-qualified stock options determined by multiplying 197,672 options (subject to adjustment as provided in Section 18 of the Plan) by a fraction, the numerator of which shall be the number of months during the Restricted Period that the Participant was employed (including the month of termination) plus an additional 18 months (but not in the aggregate to exceed 60 months) and the denominator of which shall be 60 months. The Participant shall immediately forfeit his rights as to any options that are not exercisable and vested after applying the fraction described in the immediately preceding sentence. The Participant's rights as to any options which are or become exercisable and vested at the time of his termination of employment shall continue to be exercisable until the scheduled expiration date under Paragraph "3(b)" above, or, if sooner, the exercise of the option in full.

6. Definitions. Any defined term used in this Award Notice shall have the same meaning for purposes of this document as that ascribed to it under the terms of the Plan.

7. Non-Assignability. The Awards shall not in any manner be subject to alienation, anticipation, sale, transfer (except by will or the laws of descent and distribution), assignment, pledge or encumbrance.

8. Noncompetition. Section 20 of the Plan, entitled "Noncompetition Provision," shall not apply to this Award.

NOTICE OF AWARD OF INCENTIVE STOCK OPTIONS


GRANTED TO HARRY L. KAVETAS


FEBRUARY 15, 1994


PURSUANT TO THE

EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM

COMPENSATION PLAN











APPROVED BY:


Richard S. Braddock,
Chairman of the Executive
Compensation and Development
Committee
February 15, 1994

NOTICE OF AWARD OF INCENTIVE STOCK OPTIONS GRANTED TO HARRY L. KAVETAS FEBRUARY 15, 1994 PURSUANT TO THE EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM COMPENSATION PLAN





TABLE OF CONTENTS



Paragraph               Title                                           Page

    1               Background                                           140

    2               Award                                                140

    3               Terms and Conditions of Incentive
                        Stock Options                                    140

                     (a)  Option Price                                   140
                     (b)  Duration of Option                             140
                     (c)  Vesting of an Option                           140
                     (d)  Payment of Option Price                        140
                     (e)  Withholding                                    141
                     (f)  Rights as a Shareholder                        141
                     (g)  Termination of Employment                      141

    4                Death/Disability                                    141

    5                Termination without Cause or
                        Constructive Termination                         141

    6                Definitions                                         141

    7                Non-Assignability                                   142

    8                Noncompetition                                      142

    9                Compliance with Code Section 422.                   142

NOTICE OF AWARD OF INCENTIVE STOCK OPTIONS GRANTED TO HARRY L. KAVETAS FEBRUARY 15, 1994 PURSUANT TO THE EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM COMPENSATION PLAN




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


2. Award. On February 15, 1994, the Committee granted to Harry L. Kavetas (the "Participant") an Award of two thousand three hundred and twenty eight (2,328) incentive stock options of Common Stock. One option provides for the ability to purchase a single share of Common Stock.
     This Award is granted under the Plan, subject to the terms and conditions of the Plan and those set forth in this Award Notice.


3. Terms and Conditions of Incentive Stock Options. The following terms and conditions shall apply to the Award of Incentive Stock Options:

     (a) Option Price. The option price shall be Forty Two and 94/100 Dollars ($42.94).

     (b) Duration of Option. Each option shall expire at the close of business on February 14, 2004, unless sooner terminated or exercised in full in accordance with the terms and conditions of this Award Notice and the Plan.

     (c) Vesting of an Option. The options shall vest and, therefore, become exercisable on February 15, 1999. The period between February 15, 1994 and February 15, 1999 shall be the "Restricted Period".

          Once vested, the options may be exercisable by the Participant regardless of whether any other options he has been granted by the Company remain exercisable. Options may be exercised by written notice to the Company stating the number of shares with respect to which the option is being exercised.

     (d) Payment of Option Price. The option price for the shares for which an option is exercised by the Participant shall be paid by the Participant on the date the option is exercised in cash, in shares of Common Stock owned by the Participant, or a combination of the foregoing. Any share of Common Stock delivered in payment of the option price shall be valued at its "fair market value". For purposes of this subparagraph, "fair market value" shall mean the opening price of the Common Stock on the New York Stock Exchange on the date of exercise; provided, however, if the Common Stock is not traded on such date, then the opening price on the immediately preceding date on which Common Stock is traded shall be used.

     (e) Withholding. The Participant may pay the amount of taxes required to be withheld upon exercise of his options by (i) delivering a check made payable to the Company; or (ii) delivering to the Company at the time of such exercise shares of Common Stock having a "fair market value", as determined in accordance with Paragraph "3(d)" above, equal to the amount of such withholding taxes.

     (f) Rights as a Shareholder. The Participant shall not have any of the rights of a shareholder with respect to the shares of Common Stock covered by an option except to the extent one or more certificates for such shares shall be delivered to him upon the exercise of such option.

     (g) Termination of Employment. If the Participant's employment is terminated pursuant to Section 11(c) or 11(e) of the Employment Agreement between the Participant and the Company dated as of February 11, 1994 (the "Employment Agreement") at any time before the Restricted Period ends, the Participant shall immediately forfeit the entire Award.

4. Death/Disability. Notwithstanding Paragraph "3(c)" above to the contrary, if the Participant's employment is terminated pursuant to
     Section 11(a) or 11(b) of the Employment Agreement at any time before the Restricted Period ends, the Award shall, to the extent not already exercisable, immediately become exercisable and vested as to that number of incentive stock options determined by multiplying 2,328 options (subject to adjustment as provided in Section 18 of the Plan) by a fraction, the numerator of which shall be the number of months during the Restricted Period that the Participant was employed (including the month of termination) and the denominator of which shall be 60 months. The Participant shall immediately forfeit his rights as to any options that are not exercisable and vested after applying the fraction described in the immediately preceding sentence. The Participant's rights as to any options which are or become exercisable and vested at the time of his termination of employment shall continue to be exercisable until the scheduled expiration date under Paragraph "3(b)" above, or, if sooner, the exercise of the option in full.

5. Termination Without Cause or Constructive Termination. Notwithstanding Paragraph "3(c)" above to the contrary, if the Participant's employment is terminated pursuant to Section 11(d) of the Employment Agreement at any time before the Restricted Period ends, the Award shall, to the extent not already exercisable, immediately become exercisable and vested as to that number of incentive stock options determined by multiplying 2,328 options (subject to adjustment as provided in Section 18 of the Plan) by a fraction, the numerator of which shall be the number of months during the Restricted Period that the Participant was employed (including the month of termination) plus an additional 18 months (but not in the aggregate to exceed 60 months) and the denominator of which shall be 60 months. The Participant shall immediately forfeit his rights as to any options that are not exercisable and vested after applying the fraction described in the immediately preceding sentence. The Participant's rights as to any options which are or become exercisable and vested at the time of his termination of employment shall continue to be exercisable until the scheduled expiration date under Paragraph "3(b)" above, or, if sooner, the exercise of the option in full.

6. Definitions. Any defined term used in this Award Notice shall have the same meaning for purposes of this document as that ascribed to it under the terms of the Plan.

7. Non-Assignability. The Awards shall not in any manner be subject to alienation, anticipation, sale, transfer (except by will or the laws of descent and distribution), assignment, pledge or encumbrance.


8. Noncompetition. Section 20 of the Plan, entitled "Noncompetition Provision", shall not apply to this Award.

9. Compliance with Code Section 422. The options granted by way of this Award Notice are intended to qualify as Incentive Stock Options under
     Section 422 of the Internal Revenue Code of 1986. To the extent any provision of this Award Notice is determined to be inconsistent or contrary to Section 422, such provision shall be automatically changed, effective as of the date of the options' grant, so as to be consistent and in compliance with such section.

NOTICE OF AWARD OF RESTRICTED STOCK


GRANTED TO HARRY L. KAVETAS

FEBRUARY 15, 1994


PURSUANT TO THE

EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM

COMPENSATION PLAN











APPROVED BY:


Richard S. Braddock,
Chairman of the Executive
Compensation and Development
Committee
February 15, 1994

NOTICE OF AWARD OF RESTRICTED STOCK GRANTED TO HARRY L. KAVETAS
FEBRUARY 15, 1994 PURSUANT TO THE EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM COMPENSATION PLAN




TABLE OF CONTENTS



Paragraph               Title                                       Page

    1                 Background                                     145

    2                 Award                                          145

    3                 Terms and Conditions of Restricted Shares      145

                         (a)  Issuance                               145
                         (b)  Stock Splits, Dividends, etc.          146
                         (c)  Restricted Period                      146
                         (d)  Restrictions on Restricted Shares      146
                         (e)  Lapse of Restrictions                  146

    4                  Disability/Death                              146

    5                  Termination without Cause or Constructive
                        Termination                                  146

    6                  Noncompetition                                146

    7                  Withholding                                   146

    8                  Definitions                                   146

NOTICE OF AWARD OF RESTRICTED STOCK GRANTED TO HARRY L. KAVETAS EFFECTIVE FEBRUARY 15, 1994 PURSUANT TO THE
EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM COMPENSATION PLAN




1. Background. Under Section 10 of the 1990 Omnibus Long-Term Compensation Plan (the "Plan"), the Compensation Committee may, among other things, award restricted shares of the Company's Common Stock to those Key Employees as the Committee in its discretion may determine, subject to such terms, conditions and restrictions as it deems appropriate.


2. Award. On February 15, 1994, the Committee granted, to Harry L. Kavetas (the "Participant") an Award of twelve thousand eight hundred and ten (12,810) restricted shares of Common Stock ("Restricted Shares"). This Award is granted under the Plan, subject to the terms and conditions of the Plan and those set forth in this Award Notice.


3. Terms and Conditions of Restricted Shares. The following terms and conditions shall apply to Restricted Shares:

     (a) Issuance. The Restricted Shares awarded hereunder to the Participant shall be promptly issued and a certificate(s) for such shares shall be issued in the Participant's name. The Participant shall thereupon be a shareowner of all the shares represented by the certificate(s). As such, the Participant shall have all the rights of a shareowner with respect to such shares, including but not limited to, the right to vote such shares and to receive all dividends and other distributions (subject to Paragraph " 3(b)") paid with respect to them, provided, however, that the shares shall be subject to the restrictions in Paragraph "3(d)". The stock certificates representing the Restricted Shares shall be imprinted with a legend stating that the shares represented thereby are restricted shares subject to the terms and conditions of this Award Notice and, as such, may not be sold, exchanged, transferred, pledged, hypothecated, or otherwise disposed of except in accordance with this Award Notice. Each transfer agent for the Common Stock shall be instructed to like effect in respect of such shares. In aid of such restrictions, the Participant shall immediately upon receipt of the certificate(s) therefor, deposit such certificate(s) together with a stock power or other like instrument of transfer, appropriately endorsed in blank, with an escrow agent designated by the Committee, which may be the Company, under a deposit agreement containing such terms and conditions as the Committee shall approve, the expenses of such escrow to be borne by the Company.

     (b) Stock Splits, Dividends, etc. If under Section "18" of the Plan, entitled "Adjustment of Available Shares", the Participant, as the owner of the Restricted Shares, shall be entitled to new, additional, or different shares of stock or securities, the certificate or certificates for, or other evidences of, such new, additional, or different shares or securities, together with a stock power or other instrument of transfer appropriately endorsed, shall be imprinted with a legend as provided in Paragraph "3(a)" above, deposited by the Participant under the deposit agreement provided for therein, and subject to the restrictions provided for in Paragraph "3(d)" below.

     (c) Restricted Period. The term "Restricted Period" with respect to the Restricted Shares shall mean the period beginning on February 15, 1994 and ending on February 14, 1999.

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

          (ii) Continuous Employment. If the Participant's employment is terminated pursuant to Section 11(c) or 11(e) of the Employment Agreement between the Participant and the Company dated as of February 11, 1994 (the "Employment Agreement") at any time before the Restriction Period ends, he shall immediately forfeit all of the Restricted Shares then held on his behalf by the designated escrow agent.

     (e) Lapse of Restrictions. The restrictions set forth in Paragraph "3(d)" above, with respect to the Restricted Shares held by the designated escrow agent on behalf of the Participant, will lapse upon the expiration of the Restriction Period.


4. Death/Disability. Notwithstanding Paragraph "3(e)" above to the contrary, if the Participant's employment is terminated pursuant to Section 11(a) or 11(b) of the Employment Agreement at any time before the Restricted Period ends, the restrictions set forth in Paragraph "3(d)" above shall lapse as to that number of shares determined by multiplying 12,810 shares (subject to adjustment as provided in Section 18 of the Plan) by a fraction, the numerator of which shall be the number of months during the Restricted Period that the Participant was employed (including the month of termination) and the denominator of which shall be 60 months. The Participant shall immediately forfeit all remaining Restricted Shares.

5. Termination Without Cause or Constructive Termination. Notwithstanding Paragraph "3(e)" above to the contrary, if the Participant's employment is terminated pursuant to Section 11(d) of the Employment Agreement at any time before the Restriction Period ends, the restrictions set forth in Paragraph "3(d)" shall lapse as to that number of shares determined by multiplying 12,810 shares (subject to adjustment as provided in Section 18 of the Plan) by a fraction, the numerator of which shall be the number of months during the Restricted Period that the Participant was employed (including the month of termination) plus 18 months and the denominator of which shall be 60 months. The Participant shall immediately forfeit all remaining Restricted Shares.

6. Noncompetition. Section 20 of the Plan, entitled "Noncompetition Provision", shall not apply to the grant of the Restricted Shares.


7. Withholding. The Company, or the designated escrow agent at the request of the Company, shall be entitled to deduct from the Restricted Shares the amount of all applicable income and employment taxes required to be withheld unless the Participant makes other arrangements with the Company for the timely payment of such taxes.

8. Definitions. Any defined term used in this Award Notice shall have the same meaning for purposes of this document as that ascribed to it under the terms of the Plan.

                 Eastman Kodak Company and Subsidiary Companies
                                                                   Exhibit (11)
                    Computation of Earnings Per Common Share
                                                  1994        1993       1992
                                                      (in millions, except
                                                       per share data)
PRIMARY:
Earnings from continuing operations
 before income taxes                            $1,002     $ 1,077     $1,379

Provision for income taxes from
 continuing operations                             448         433        534
                                                ------     -------     ------
Earnings from continuing operations
 before extraordinary item and cumulative
  effect of changes in accounting principle        554         644        845

Earnings from discontinued operations before
 cumulative effect of changes in accounting
  principle                                        269          23        149
                                                ------     -------     ------
Earnings before extraordinary item and
 cumulative effect of changes in accounting
  principle                                        823         667        994

Extraordinary item                                (266)        (14)         -
                                                ------     -------     ------
Earnings before cumulative effect of changes
 in accounting principle                           557         653        994
                                                ------     -------     ------
Cumulative effect of changes in accounting
 principle:
   Continuing operations                             -      (1,649)       100
   Discontinued operations                           -        (519)        52
                                                ------     -------     ------
Total cumulative effect of changes in
 accounting principle                                -      (2,168)       152
                                                ------     -------     ------
       NET EARNINGS (LOSS)                      $  557     $(1,515)    $1,146
                                                ======     =======     ======
Average number of common shares
 outstanding                                     335.7       328.3      325.1
                                                ------     -------     ------
Primary earnings per share from
 continuing operations before extraordinary
  item and cumulative effect of changes
   in accounting principle                       $1.65      $ 1.95      $2.60

Primary earnings per share from discontinued
 operations before cumulative effect of changes
  in accounting principle                          .80         .07        .46
                                                 -----      ------      -----
Primary earnings per share before extraordinary
 item and cumulative effect of changes in
  accounting principle                            2.45        2.02       3.06

Extraordinary item                                (.79)       (.04)         -
 -----                                           ------      -----
Primary earnings per share before cumulative
 effect of changes in accounting principle        1.66        1.98       3.06
                                                 -----      ------      -----
Cumulative effect of changes in accounting
 principle:
   Continuing operations                             -       (5.02)       .31
   Discontinued operations                           -       (1.58)       .16
                                                 -----      ------      -----
Total cumulative effect of changes in
 accounting principle                                -       (6.60)       .47
                                                 -----      ------      -----
Primary earnings (loss) per share                $1.66      $(4.62)     $3.53
                                                 =====      ======      =====

Eastman Kodak Company and Subsidiary Companies
COMPUTATION OF EARNINGS PER COMMON SHARE (continued)
                                                  1994        1993       1992
                                                      (in millions, except
                                                       per share data)
FULLY DILUTED:
Earnings from continuing
 operations before extraordinary item
  and cumulative effect of changes in
   accounting principle                          $ 554     $   644     $  845

Add after-tax interest expense
 applicable to:
   6 3/8% convertible debentures                     -(2)        -(1)      12
   Zero coupon convertible debentures                -(2)        -(1)      42
                                                 -----     -------     ------
Adjusted earnings from
 continuing operations before extraordinary
  item and cumulative effect of changes in
   accounting principle                            554         644        899

Earnings from discontinued operations
 before cumulative effect of changes
  in accounting principle                          269          23        149
                                                 -----     -------     ------
Adjusted earnings before extraordinary
 item and cumulative effect of changes
  in accounting principle                          823         667      1,048
Extraordinary item                                (266)        (14)         -
                                                 -----     -------     ------
Adjusted earnings before cumulative
 effect of changes in accounting principle         557         653      1,048
                                                 -----     -------     ------
Cumulative effect of changes in
 accounting principle:
   Continuing operations                             -      (1,649)       100
   Discontinued operations                           -        (519)        52
                                                 -----     -------     ------
Total cumulative effect of changes
 in accounting principle                             -      (2,168)       152
                                                 -----     -------     ------
Adjusted Net Earnings (Loss)                     $ 557     $(1,515)    $1,200
                                                 =====     =======     ======
Average number of common shares outstanding      335.7       328.3      325.1
Add-incremental shares under option                4.5         2.9         .5
Add-incremental shares applicable to:
  6 3/8% convertible debentures (1)                  -           -        5.9
  Zero coupon convertible debentures (1)             -           -       20.7
                                                 -----       -----      -----
Adj'd avg. number of shares outstanding          340.2       331.2      352.2
                                                 -----       -----      -----

Eastman Kodak Company and Subsidiary Companies
COMPUTATION OF EARNINGS PER COMMON SHARE (continued)
                                                   1994       1993       1992
                                                      (in millions, except
                                                       per share data)
Fully diluted earnings per share from
 continuing operations before extraordinary
  item and cumulative effect of changes in
   accounting principle                           $1.63     $ 1.95      $2.56

Fully diluted earnings per share from
 discontinued operations before cumulative
  effect of changes in accounting principle         .79        .07        .42
                                                  -----     ------      -----
Fully diluted earnings per share before
 extraordinary item and cumulative effect
  of changes in accounting principle               2.42       2.02       2.98

Extraordinary item                                 (.79)      (.04)         -
                                                  -----     ------      -----
Fully diluted earnings per share
 before cumulative effect of changes in
  accounting principle                             1.63       1.98       2.98
                                                  -----     ------      -----

Cumulative effect of changes in accounting
 principle:
   Continuing operations                              -      (5.02)       .28
   Discontinued operations                            -      (1.58)       .15
                                                  -----     ------      -----
Total cumulative effect of changes in
 accounting principle                                 -      (6.60)       .43
                                                  -----     ------      -----

Fully diluted earnings (loss) per share           $1.63     $(4.62)     $3.41
                                                  =====     ======      =====

(1) 6 3/8% convertible debentures and zero coupon convertible debentures were anti-dilutive in 1993.

(2) 6 3/8% convertible debentures and zero coupon convertible debentures were repaid in 1994.

                                                               Exhibit (12)

                         Eastman Kodak Company and Subsidiary Companies
                       Computation of Ratio of Earnings to Fixed Charges
                                (in millions, except for ratios)

                                     Year Ended in December



                            1994         1993         1992         1991         1990
Earnings (loss) from
 continuing operations
  before provision for
   income taxes           $1,002       $1,077       $1,379       $ (151)      $  879
Add:
  Interest expense           535          753          825          848          859
  Interest component of
   rental expense (1)         66           80           76           80           71
  Amortization of
    capitalized interest      25           40           37           38           29
                          ------       ------       ------       ------       ------

    Earnings as adjusted  $1,628       $1,950       $2,317       $  815       $1,838
                          ======       ======       ======       ======       ======
Fixed charges
  Interest expense        $  535       $  753       $  825       $  848       $  859
  Interest component of
   rental expense (1)         66           80           76           80           71
  Capitalized interest        35           87           95          112          113
                          ------       ------       ------       ------       ------
    Total fixed charges   $  636       $  920       $  996       $1,040       $1,043
                          ======       ======       ======       ======       ======
Ratio of earnings to
  fixed charges             2.6x (2)     2.1x (3)     2.3x (4)        - (5)     1.8x (6)

(1)Interest component of rental expense is estimated to equal 1/3 of such expense, which is considered a reasonable approximation of the interest factor.

(2)The ratio is 3.1x before deducting restructuring costs of $340 million.

(3)The ratio is 2.6x before deducting restructuring costs of $495 million.

(4)The ratio is 2.5x before deducting restructuring costs of $219 million.

(5)Earnings are insufficient to cover fixed charges by $225 million due to the restructuring costs of $1,448 million.  The ratio is 2.2x before deducting the restructuring costs.

(6)The ratio is 2.6x before deducting litigation judgment of $888 million.

                                                               Exhibit (22)
Subsidiaries of Eastman Kodak Company

                                                     Organized
Companies Consolidated                             Under Laws of

Eastman Kodak Company                               New Jersey
  Eastman Kodak International
    Finance B.V.                                    Netherlands
  Eastman Kodak International
    Sales Corporation                               Barbados
  Eastman Technology, Inc.                          New York
  Torrey Pines Realty Company, Inc.                 Delaware
  The Image Bank, Inc.                              New York
  Northfield Pharmaceuticals Limited                Delaware
  Kodak Health Imaging Systems, Inc.                Delaware
  Qualex Inc.                                       Delaware
  Jamieson Film Company                             Delaware
  Eastman Gelatine Corporation                      Massachusetts
  Eastman Canada, Inc.                              Canada
    Kodak Canada, Inc.                              Canada
    Kodak (Export Sales) Ltd.                       Hong Kong
  Kodak Argentina, Ltd.                             New York
  Kodak Brasileira C.I.L.                           Brazil
  Kodak Chilena S.A.F.                              Chile
  Kodak Colombiana, Ltd.                            New York
  Kodak Panama, Ltd.                                New York
  Foto Interamericana de Peru, Ltd.                 New York
  Kodak Caribbean, Limited                          New York
  Kodak Uruguaya, Ltd.                              New York
  Kodak Venezuela, S.A.                             Venezuela
  Kodak (Near East), Inc.                           New York
  Kodak (Singapore) Pte. Limited                    Singapore
  Kodak Philippines, Ltd.                           New York
  Kodak Limited                                     England
  Kodak Ireland Limited                             Ireland
  Kodak-Pathe                                       France
  Kodak A.G.                                        Germany
  Kodak Korea Ltd.                                  South Korea
  Kodak Far East Purchasing, Inc.                   New York
  Kodak New Zealand Limited                         New Zealand
  Kodak (Australasia) Proprietary Limited           Australia
  Kodak (Kenya) Limited                             Kenya
  Kodak (Egypt) S.A.                                Egypt
  Kodak (Malaysia) S.B.                             Malaysia
  Kodak Taiwan Limited                              Taiwan
  Eastman Kodak International Capital
    Company, Inc.                                   Delaware
  Kodak de Mexico S.A. de C.V.                      Mexico
    N.V. Kodak S.A.                                 Belgium
    Kodak a.s.                                      Denmark
    Kodak Norge A/S                                 Norway
    Kodak SA                                        Switzerland
    Kodak (Far East) Limited                        Hong Kong
    Kodak (Thailand) Limited                        Thailand
    Eastman Kodak De Mexico, S.A. de C.V.           Mexico
      Kodak Mexicana S.A. de C.V.                   Mexico
      Industria Mexicana de Foto Copiadoras,
       S.A. de C.V.                                 Mexico
  Kodak G.m.b.H.                                    Austria
  Kodak G.m.b.H.                                    Germany
  Kodak Oy                                          Finland
  Kodak Nederland B.V.                              Netherlands

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