Form 10-Q
period 1995-03-31
EASTMAN KODAK CO
filed 1995-04-27
CIK 31235

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


           X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 1995

                                   or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                               Number of Shares Outstanding at
                Class                               March 31, 1995
     Common Stock, $2.50 par value                   340,333,003

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
                                                                First Quarter
                                                             1995           1994
                                                                (in millions)
REVENUES
  Sales                                                    $3,137         $2,755
  Earnings from equity interests and other revenues            72             24
                                                           ------         ------
      TOTAL REVENUES                                        3,209          2,779
                                                           ------         ------
COSTS
  Cost of goods sold                                        1,613          1,470
  Selling, general and administrative expenses                895            747
  Research and development costs                              219            204
  Interest expense                                             19             57
  Other charges                                                48             71
                                                           ------         ------
      TOTAL COSTS                                           2,794          2,549
                                                           ------         ------
Earnings from continuing operations before income taxes       415            230
Provision for income taxes from continuing operations         153             85
                                                           ------         ------
Earnings from continuing operations before
 extraordinary item                                           262            145

Loss from discontinued operations                               -            (51)
                                                           ------         ------
Earnings before extraordinary item                            262             94

Extraordinary item                                              -            (12)
                                                           ------         ------
      NET EARNINGS                                         $  262         $   82
                                                           ======         ======

                                                                First Quarter
                                                             1995           1994

Primary earnings per share from continuing
 operations before extraordinary item                      $  .77         $  .44

Primary loss per share from discontinued operations             -           (.15)
                                                           ------         ------
Primary earnings per share before extraordinary item          .77            .29

Extraordinary item                                              -           (.04)
                                                           ------         ------
Primary earnings per share                                 $  .77         $  .25
                                                           ======         ======
Fully diluted earnings per share from continuing
 operations before extraordinary item                      $  .76         $  .43

Fully diluted loss per share from discontinued
 operations                                                     -           (.15)
                                                           ------         ------
Fully diluted earnings per share before extraordinary item    .76            .28

Extraordinary item                                              -           (.04)
                                                           ------         ------
Fully diluted earnings per share                           $  .76         $  .24
                                                           ======         ======

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                                                First Quarter
                                                             1995           1994
                                                                (in millions)

Retained earnings at beginning of year                     $4,485         $4,469
Net earnings                                                  262             82
Cash dividends declared                                      (136)          (132)
Other changes                                                  (6)            (2)
                                                           ------         ------
         RETAINED EARNINGS at end of quarter               $4,605         $4,417
                                                           ======         ======
- - --------------------------------------------------------------------------------------
                               See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                       March 31,    Dec. 31,
                                                          1995        1994
                                                           (in millions)
ASSETS

CURRENT ASSETS

Cash and cash equivalents                              $   573     $ 2,020
Marketable securities                                       60          48
Receivables (net of allowances of $117 and $120)         2,855       3,064
Inventories                                              1,834       1,480
Deferred income tax charges                                627         711
Other                                                      353         360
                                                       -------     -------
     Total current assets                                6,302       7,683

PROPERTIES
Land, buildings and equipment at cost                   12,667      12,299
Less: Accumulated depreciation                           7,261       7,007
                                                       -------     -------
     Net properties                                      5,406       5,292

OTHER ASSETS
Goodwill (net of accumulated amortization of
 $243 and $226)                                            623         616
Deferred income tax charges                                475         505
Long-term receivables and other noncurrent assets          887         872
                                                       -------     -------
     TOTAL ASSETS                                      $13,693     $14,968
                                                       =======     =======
- - --------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES
Payables                                               $ 3,212     $ 3,398
Short-term borrowings                                      373         371
Taxes-income and other                                     445       1,701
Dividends payable                                          136         136
Deferred income tax credits                                 21         129
                                                       -------     -------
     Total current liabilities                         $ 4,187     $ 5,735

OTHER LIABILITIES
Long-term borrowings                                       652         660
Postemployment liabilities                               3,710       3,671
Other long-term liabilities                                824         790
Deferred income tax credits                                102          95
                                                       -------     -------
     Total liabilities                                   9,475      10,951

SHAREOWNERS' EQUITY
Common stock at par*                                       967         966
Additional capital paid in or
   transferred from retained earnings                      533         515
Retained earnings                                        4,605       4,485
Accumulated translation adjustment                          68           8
                                                       -------     -------
                                                         6,173       5,974

Less: Treasury stock shares at cost*                     1,955       1,957
                                                       -------     -------
     Total shareowners' equity                           4,218       4,017
                                                       -------     -------
     TOTAL LIABILITIES AND SHAREOWNERS' EQUITY         $13,693     $14,968
                                                       =======     =======

*Common stock: $2.50 par value, 950 million shares authorized, 386.9 million shares issued as of March 31, 1995.  Treasury stock shares at cost consists of approximately 47 million shares at each balance sheet date.
- - ------------------------------------------------------------------------------------------
                            See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           First Quarter
                                                        1995            1994
                                                           (in millions)
Cash flows from operating activities:
Earnings from continuing operations before
 extraordinary item                                  $   262         $   145
Adjustments to reconcile above earnings to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                        219             184
    Benefit for deferred taxes                            (1)            (11)
    Loss on sale and retirement of properties             19              13
    Decrease in receivables                              301             125
    Increase in inventories                             (296)           (189)
    Decrease in liabilities excluding borrowings        (113)           (299)
    Other items, net                                    (187)              4
                                                     -------         -------
       Total adjustments                                 (58)           (173)
                                                     -------         -------
       Net cash provided by (used in)
        operating activities                             204             (28)
                                                     -------         -------

Cash flows from investing activities:
    Additions to properties                             (238)           (149)
    Proceeds from sale of properties                      13               6
    Marketable securities - purchases                      -              (8)
    Marketable securities - sales                         19             212
    Cash flows related to sales of non-imaging
     health businesses                                (1,328)              -
                                                     -------         -------
        Net cash (used in) provided by
         investing activities                         (1,534)             61
                                                     -------         -------

Cash flows from financing activities:
    Net (decrease) increase in borrowings
     with original maturity of
      90 days or less                                   (215)             34
    Proceeds from other borrowings                       217               -
    Repayment of other borrowings                         (8)           (381)
    Dividends to shareowners                            (136)           (165)
    Exercise of employee stock options                    20               5
                                                     -------         -------
        Net cash used in financing activities           (122)           (507)
                                                     -------         -------
Effect of exchange rate changes on cash                    5               2
                                                     -------         -------

Net decrease in cash and cash equivalents             (1,447)           (472)
Cash and cash equivalents, beginning of year           2,020           1,635
                                                     -------         -------
Cash and cash equivalents, end of quarter            $   573         $ 1,163
                                                     =======         =======

- - -----------------------------------------------------------------------------------------
                           See Notes to Financial Statements

                        NOTES TO FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1994 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. The statements are based in part on estimates and have not been audited by independent accountants. The annual statements will be audited by independent accountants.

- - ------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

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

- - ------------------------------------------------------------------------------

RECLASSIFICATIONS

Certain 1994 financial statement amounts have been reclassified to conform to the 1995 presentation.


                                    David J. FitzPatrick, Controller
                                    April 27, 1995

Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except earnings per share)                             First Quarter
                                                                 1995       1994   Change
Sales                                                          $3,137     $2,755    +14%
Earnings (loss) from operations before extraordinary item:
   Continuing                                                     262        145
   Discontinued                                                     -        (51)
Net earnings                                                      262         82
Primary earnings (loss) per share from operations before
 extraordinary item:
   Continuing                                                     .77        .44
   Discontinued                                                     -       (.15)
Primary earnings per share                                        .77        .25
Fully diluted earnings per share                                  .76        .24

Sales for the first quarter of 1995 were $3,137 million, an increase of 14% over sales for the first quarter of 1994. Excluding the sales of Qualex (a U.S. photofinishing company which had been treated as an equity investment until the remainder of its outstanding shares were acquired in August, 1994), sales from continuing operations increased 9% over a year ago. Sales benefited from volume gains and the favorable effects of foreign currency rate changes, but were adversely affected by lower effective selling prices. Currency changes against the U.S. dollar favorably affected 1995 sales by approximately $127 million. Earnings from continuing operations before extraordinary item for the first quarter of 1995 were $262 million ($.77 per share), a sharp increase over earnings of $145 million ($.44 per share) in the first quarter last year. Earnings benefited from increased volumes, manufacturing productivity, the favorable effects of foreign currency rate changes, higher investment and other income, and lower interest expense.
These benefits were partially offset by cost escalation, increased selling, general and administrative (SG&A) expenses and lower effective selling prices.

During 1994, the Company divested the following non-imaging health businesses: the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostic Division. These businesses have been reported as discontinued operations. As part of the divestitures, the Company announced on April 7, 1995, an agreement to sell its pharmaceutical research and development facility to SmithKline Beecham for $120 million. The proceeds from this sale did not differ materially from the Company's estimated proceeds for the sale of this facility.

Net earnings for 1994 were reduced by an extraordinary charge of $12 million after-tax ($.04 per share) related to the early extinguishment of debt.
- - ------------------------------------------------------------------------------

Sales by Segment
 (in millions)
                                                                     First Quarter
                                                                1995       1994    Change
Consumer Imaging
  Inside the U.S.                                             $  486     $  331     +47%
  Outside the U.S.                                               781        668     +17
                                                              ------     ------     ---

    Total Consumer Imaging                                     1,267        999     +27
                                                              ------     ------     ---
Commercial Imaging
  Inside the U.S.                                                925        909      +2
  Outside the U.S.                                               952        847     +12
                                                              ------     ------     ---

    Total Commercial Imaging                                   1,877      1,756      +7
                                                              ------     ------     ---

Deduct Intersegment Sales                                         (7)         0
                                                              ------     ------     --

  Total Worldwide                                             $3,137     $2,755     +14%
                                                              ======     ======     ===

SEGMENT SALES

In the Consumer Imaging segment, sales for the first quarter of 1995 to customers inside the U.S. increased 47% over sales for the first quarter of 1994. Excluding the sales of Qualex, sales were up 10% over a year ago, due to increased volumes. Sales to customers outside the U.S. recorded a 17% increase for the first quarter of 1995 when compared with the first quarter of 1994. The favorable effects of solid gains in unit volumes and foreign currency rate changes were only slightly offset by lower effective selling prices. Currency changes against the U.S. dollar favorably affected 1995 sales by approximately $49 million. Worldwide volume gains were led by Ektacolor papers and Kodacolor films.

In the Commercial Imaging segment, 1995 first quarter sales inside the U.S. increased 2% when compared with sales for the first quarter of 1994. Outside the U.S., sales in the first quarter of 1995 increased 12% over sales for the comparable period a year ago as the favorable effects of foreign currency rate changes and higher volumes were only slightly offset by lower effective selling prices. Currency changes against the U.S. dollar favorably affected 1995 sales by approximately $78 million. Worldwide sales increases were led by printing and professional imaging, and office imaging products.

- - ------------------------------------------------------------------------------

COSTS AND EXPENSES
                                                                      First Quarter
(in millions)                                                    1995       1994    Change
Gross profit                                                   $1,524     $1,285     +19%
  Percent of Sales                                               48.6%      46.7%
Selling, general and administrative expenses                   $  895     $  747     +20%
  Percent of Sales                                               28.5%      27.1%
Research and development costs                                 $  219     $  204      +7%
  Percent of Sales                                                7.0%       7.4%

The improvement in gross profit as a percent of sales from 46.7% in 1994 to
48.6% in 1995 was primarily due to manufacturing productivity and increased volumes. Excluding the SG&A expenses of Qualex, SG&A expenditures were up 14% over the first quarter of 1994. This increase in SG&A expenditures was primarily due to cost escalation, the effect of higher volumes on distribution costs, the unfavorable effects of foreign currency rate changes on locally incurred costs and higher advertising expenditures.
- - ------------------------------------------------------------------------------

Earnings from Operations by Industry Segment
(in millions)
                                        First Quarter

                                  1995       1994      Change
Consumer Imaging                 $ 152      $ 103       +48%
 Percent of Sales                 12.0%      10.3%

Commercial Imaging               $ 264      $ 224       +18%
 Percent of Sales                 14.1%      12.8%
                                 -----      -----      ----
Total                            $ 416      $ 327       +27%
                                 =====      =====      ====

- - ------------------------------------------------------------------------------
SEGMENT EARNINGS

Operating earnings for the Consumer Imaging segment for the first quarter of 1995 increased 48% over the first quarter of last year as the favorable effects from higher volumes, manufacturing productivity and foreign currency rate changes were only partially offset by increased SG&A expenses, cost escalation and lower effective selling prices.

Commercial Imaging segment operating earnings for the 1995 first quarter increased 18% when compared with the first quarter of a year ago, as the benefits from increased unit volumes and manufacturing productivity were only partially offset by cost escalation, lower effective selling prices and increased SG&A expenses.

- - ------------------------------------------------------------------------------

OTHER REVENUES AND COSTS

Earnings from equity interests and other revenues for the first quarter of 1995 were higher than the 1994 first quarter primarily due to increased investment income earned on higher average cash balances and increased earnings from equity interests. Interest expense for the 1995 first quarter decreased when compared with the 1994 first quarter due to lower average borrowings. The decrease in other charges in 1995 when compared with 1994 is primarily due to lower net losses in 1995 from foreign exchange transactions and the translation of net monetary items in highly inflationary economies.

- - ------------------------------------------------------------------------------
CASH DIVIDENDS

Cash dividends of 40 cents per share were declared on the Company's common stock during the first quarters of 1995 and 1994. Total cash dividends declared in the first quarters of 1995 and 1994 were $136 million and $132 million, respectively.

FINANCIAL POSITION

Cash and marketable securities were $633 million at the end of the first quarter of 1995, compared with $2,068 million at year-end 1994. The decrease is primarily due to tax payments of approximately $1.3 billion related to the divestiture of the non-imaging health businesses. Working capital at the end of the quarter increased to $2,115 million compared with $1,948 million at year-end 1994. Projected operating cash flows are expected to be adequate to support normal business operations, planned capital expenditures and dividend payments in 1995.

CAPITAL ADDITIONS

Capital additions for the first quarter of 1995 were $238 million compared with $149 million for the first quarter of 1994. The provision for depreciation for the first quarter of 1995 was $202 million, compared with $176 million for the first quarter of last year.

- - ------------------------------------------------------------------------------

                         Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings


The Company is participating in the Environmental Protection Agency's (EPA) Toxic Substances Control Act (TSCA) Section 8 (e) Compliance Audit Program. As a participant, the Company has agreed to audit its files for materials which under current EPA guidelines would be subject to notification under
Section 8 (e) of TSCA and to pay stipulated penalties for each report submitted under this program. The Company anticipates that its liability under the Program will be $1,000,000.

In addition to the foregoing environmental action, the Company has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at approximately twenty-five Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have similarly been designated at these sites and, although the law imposes joint and several liability on PRPs, as a practical matter costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required as part of this report are listed in the index appearing on page 11.

         (b) Reports on Form 8-K
             Eastman Kodak Company filed the following Current Report on Form 8-K during the first quarter of 1995:

          1. Current Report on Form 8-K dated December 31, 1994
          (filed January 9, 1995). The 8-K reported Items 2 and 7 and included under Item 7 (b) financial data, consolidated financial statements, financial statement schedules, and additional data to provide historical financial information reclassifying the results of the non-imaging health businesses which the Company divested in 1994.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              EASTMAN KODAK COMPANY
                                                  (Registrant)




                                         David J. FitzPatrick, Controller



Date  April 27, 1995

                Eastman Kodak Company and Subsidiary Companies

                              Index to Exhibits


Exhibit Number                                                       Page No.

   (11)  Statement Re Computation of Earnings Per Common Share           12

   (27) Financial Data Schedule, Exhibit (27) - Submitted with the Edgar filing as a second document to this Form 10-Q

                    Eastman Kodak Company and Subsidiary Companies
                                                                        Exhibit (11)
                       Computation of Earnings Per Common Share
                                                          First Quarter
                                                        1995         1994
                                                     (in millions, except
                                                      per share amounts)
PRIMARY:

Earnings from continuing operations before
 income taxes                                         $  415       $  230

Provision for income taxes from continuing
 operations                                              153           85
                                                      ------       ------
Earnings from continuing operations before
 extraordinary item                                      262          145

Loss from discontinued operations                          -          (51)
                                                      ------       ------

Earnings before extraordinary item                       262           94

Extraordinary item                                         -          (12)
                                                      ------       ------

          Net Earnings                                $  262       $   82
                                                      ======       ======

Average number of common shares outstanding            340.0        330.7
                                                      ------       ------
Primary earnings per share from continuing
 operations before extraordinary item                 $  .77       $  .44

Primary loss per share from discontinued operations        -         (.15)
                                                      ------       ------
Primary earnings per share before
 extraordinary item                                      .77          .29

Extraordinary item                                         -         (.04)
                                                      ------       ------
Primary earnings per share                            $  .77       $  .25
                                                      ======       ======

                                                          First Quarter
                                                       1995         1994
                                                      (in millions, except
                                                       per share amounts)

FULLY DILUTED:

Earnings from continuing operations
 before extraordinary item                            $ 262        $ 145

Add after-tax interest expense applicable to:
 6 3/8% convertible debentures (1)                        -            -
 Zero coupon convertible debentures (1)                   -            -
                                                      -----        -----

Adjusted earnings from continuing
 operations before extraordinary item                   262          145

Loss from discontinued operations                         -          (51)
                                                      -----        -----

Adjusted earnings before extraordinary item             262           94

Extraordinary item                                        -          (12)
                                                      -----        -----
Adjusted net earnings                                 $ 262        $  82
                                                      =====        =====

(1) 6 3/8% convertible debentures and zero coupon convertible debentures were anti-dilutive in first quarter 1994 and repaid in 1994.

                    Eastman Kodak Company and Subsidiary Companies
                                                                      Exhibit (11)
                                                                      (Continued)
                       Computation of Earnings Per Common Share

                                                          First Quarter
                                                        1995        1994
                                                      (in millions, except
                                                        per share amounts)
Average number of common shares outstanding            340.0       330.7
Add-incremental shares under option                      6.0         3.4
Add-incremental shares applicable to:
 6 3/8% convertible debentures (1)                         -           -
 Zero coupon convertible debentures (1)                    -           -
                                                       -----       -----
Adjusted average number of shares outstanding          346.0       334.1
                                                       -----       -----
Fully diluted earnings per share from
 continuing operations before extraordinary
  item                                                 $ .76       $ .43

Fully diluted loss per share from discontinued
 operations                                                -        (.15)
                                                       -----       -----
Fully diluted earnings per share before
 extraordinary item                                      .76         .28

Extraordinary item                                         -        (.04)
                                                       -----       -----

Fully diluted earnings per share                       $ .76       $ .24
                                                       =====       =====

(1) 6 3/8% convertible debentures and zero coupon convertible debentures were anti-dilutive in first quarter 1994 and repaid in 1994.