Form 10-K/A
period 1994-12-31
EASTMAN KODAK CO
filed 1995-05-01
CIK 31235

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-K/A

                     AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Section 13 or 15 (d) of
                    The Securities Exchange Act Of 1934

                           Eastman Kodak Company
           (Exact name of registrant as specified in its charter)

                              AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report on Form 10-K for the year ended December 31, 1994 as set forth below:


The three exhibits listed below and attached hereto are hereby added to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

     Exhibits

     (28) A.Eastman Kodak Employees' Savings and Investment Plan Annual Report on Form 11-K for the fiscal year ended December 30, 1994.

     (28) B.L & F Products Employees' Savings Plan I Annual Report on Form 11-K for the fiscal year ended December 30, 1994.

     (28) C.L & F Products Employees' Savings Plan II Annual Report on Form 11-K for the fiscal year ended December 30, 1994.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Eastman Kodak Company
                                                (Registrant)



                                             David J. FitzPatrick
                                             Controller

Date:  May 1, 1995

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 11-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 30, 1994
                               -----------------

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

           EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

           INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBIT
                            DECEMBER 30, 1994


                                                      Page No.
(a)  Financial Statements

     Report of Independent Accountants                      3
     Statement of Net Assets                                4
     Statement of Changes in Net Assets                     5
     Notes to Financial Statements                        6-17

(b)  Schedules

       I.  Schedule of Investments                       18-32

      II.  Allocation of Net Assets to
             Investment Funds                            33-36

     III.  Allocation of Changes in Net
             Assets to Investment Funds                  37-41

(c)  Exhibit

     Consent of Independent Accountants                     42

<AUDIT-REPORT>
               REPORT OF INDEPENDENT ACCOUNTANTS






To the Savings and Investment
Plan Committee and the Participants of the Eastman Kodak Employees' Savings and Investment Plan


In our opinion, the financial statements and related schedules listed in the index appearing on page 2 of this Annual Report on Form 11-K present fairly, in all material respects, the net assets of the Eastman Kodak Employees' Savings and Investment Plan at December 30, 1994 and 1993, and the changes in net assets for each of the three fiscal years in the period ended December 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan Administrator; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Plan Administrator, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

New York, New York
April 28, 1995
</AUDIT-REPORT>

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             STATEMENT OF NET ASSETS
                                  (in thousands)
                                                             December 30,
                                                       ----------------------
                                                       1994              1993
                                                       ----              ----
ASSETS
Investments at Fair Value:
     Eastman Kodak Company common stock             $  402,780        $  320,642
     Eastman stock                                      24,319                -
     Other common stocks                               126,020                -
     Mutual funds                                      366,552           394,507
     Interest in common or collective
       trusts (pooled) funds                            93,546           166,829
     Short-term interest fund                            7,956                -
     Corporate debt instruments                             41                -

Investments at Contract Value:
     Group annuity contracts                         3,021,859         2,847,947

Loans to participants                                   50,921            36,761
Employer contributions receivable                        3,548            13,109
Dividends and interest receivable                        3,893             3,738
Receivables for securities sold                          1,098             1,000
Cash                                                        37                -
                                                    ----------        ----------

     Total assets (cost: 1994 - $4,027,147
                         1993 - $3,646,448)
                                                     4,102,570         3,784,533
                                                    ----------        ----------

LIABILITIES
Distributions payable to participants                   11,906            11,339
Distribution payable to successor plans                459,973                -
Payable for securities purchased                           696                -
Accrued expenses                                         1,873             1,423
                                                    ----------        ----------

     Total liabilities                                 474,448            12,762
                                                    ----------        ----------

     Net assets                                     $3,628,122        $3,771,771
                                                    ==========        ==========



                 (See accompanying notes to financial statements)

                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            STATEMENT OF CHANGES IN NET ASSETS
                                      (in thousands)
                                            For the year ended December 30,
                                      ----------------------------------------------
                                           1994             1993              1992
                                           ----             ----              ----
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                $   12,081        $   11,415        $   13,057
Dividends on Eastman stock                   490                -                 -
Other dividends                           13,073             5,833             4,196
Interest                                 257,919           258,763           247,802
Income from common or
  collective trusts (pooled)
  funds                                    5,366             1,408                -

Net realized and unrealized
  gains (losses) from investments         34,325           122,946           (16,970)

Employer contributions                   152,802           175,142           157,035
                                      ----------        ----------        ----------
     Total Additions                     476,056           575,507           405,120
                                      ----------        ----------        ----------

DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (153,825)         (118,320)         (103,556)

Distribution to successor plans         (459,973)               -                 -

Administrative expenses                   (5,907)           (2,115)               -
                                      ----------        ----------        ----------
     Total Deductions                    619,705           120,435           103,556
                                      ----------        ----------        ----------

Increase (Decrease) in net assets       (143,649)          455,072           301,564

Net assets at beginning of year        3,771,771         3,316,699         3,015,135
                                      ----------        ----------        ----------

Net assets at end of year             $3,628,122        $3,771,771        $3,316,699
                                      ==========        ==========        ==========


                     (See accompanying notes to financial statements)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

                        NOTES TO FINANCIAL STATEMENTS

DESCRIPTION OF PLAN

General

The Eastman Kodak Employees' Savings and Investment Plan (the Plan or SIP) is a defined contribution plan of a controlled group of corporations consisting of Eastman Kodak Company and certain United States subsidiaries operating in the United States (Kodak). Regular full-time, regular part-time or supplementary employees of these corporations are eligible to participate in the Plan. Limited service employees, co-ops and special program employees are not eligible. The Plan is subject to the Employee Retirement Income Security Act of 1974.

The Plan is administered by the Savings and Investment Plan Committee (SIPCO), which is the Plan Administrator and Named Fiduciary. The Trust, forming part of the Plan, is administered by Boston Safe Deposit and Trust Company (the Plan Trustee).

Plan Amendments and Other Changes

Effective February 1, 1994, the Plan added three new funds, the Balanced Mutual Fund, the Large Stock Index Fund and the International Stock Fund. The Plan also renamed the existing funds as follows: the Kodak Stock Fund (formerly Fund A), the Smaller Stock Fund (formerly Fund B) and the Fixed Income Fund (formerly Fund D).

On December 31, 1993, Kodak spun-off its worldwide chemical business, Eastman Chemical Company (ECC or Eastman). Subsequent to the spin-off, account balances of the ECC participants were liquidated and the proceeds invested in newly-created funds (7 different fund options) within the Plan that are managed by Fidelity Management Trust Company (Fidelity), the trustee and recordkeeper for ECC participants. Effective January 1, 1994, all salary deferrals of ECC participants have been contributed to the Eastman Investment Plan (EIP). The provisions of the Plan described below with respect to loans and distributions apply equally to the ECC participants in the Plan. Upon receiving determination letters from the IRS with respect to the SIP and EIP plans, the account balances of ECC participants will be transferred from SIP to EIP. See Federal Income Tax Status footnote. The balances of the ECC participants are reflected as a liability in the accompanying financial statements.

Effective November 30, 1994, Kodak sold its Clinical Diagnostics Division
(CDD); the CDD employees remained employees of Kodak and active participants in the Plan until December 26, 1994. Upon receiving a determination letter from the IRS with respect to the SIP Plan and successor plan sponsored by the purchaser of CDD, the account balances of the CDD employees will be transferred from SIP to such successor plan. The balances of the CDD employees are reflected as a liability in the accompanying financial statements.

The Plan was amended in 1993 to provide for the payment of certain administrative expenses by the Trust, including fees for attorneys, accountants, investment advisors and the Trustees.

Contributions

The Plan includes a salary reduction provision allowing eligible participants to defer up to 15% of qualifying compensation as defined in the Plan. The maximum deferral for a Plan year is limited to 15% of the aggregate of wage dividend and qualifying compensation, but not more than the statutory limit of $9,240 for calendar year 1994 ($8,994 and $8,728 for calendar years 1993 and 1992, respectively). Participants' salary deferrals are contributed to the Plan by Kodak on behalf of the participants. All contributions are immediately vested. The Plan Trustees will invest the amount contributed to the Plan into the investment funds described in the Investments footnote, as directed by the participant. Participants may make transfers among the funds once a month.

Loans

SIPCO may grant a loan to a participant provided that the aggregate of the participant's loans outstanding will not exceed the lesser of: 1) $50,000 less the highest outstanding loan balance during the previous 12 months, or
2) 50% of the current value of the participant's account, or 3) (effective December 31, 1994) the account balance, less two times any balance on loans initiated before 1994. A new loan must be at least $1,000 and repaid within five years of the date of the loan. In accordance with the Plan provisions, the rate of interest is fixed at the discretion of SIPCO. Interest is charged at the lesser of the maximum legal rate or the prime rate.

Distributions

Distributions from the Plan are made under the following circumstances:

     1. No portion of an account may be withdrawn without the approval of SIPCO or its designee. Approval of hardship withdrawals will only be granted in order to meet obligations relating to the payment of substantial out-of-pocket medical (or dental) bills for the participant or an immediate family member, the purchase of a primary, single family residence, tuition or other post secondary educational expenses, or payments to prevent eviction/foreclosure.

     2. Upon attaining age 59 1/2, a participant may elect to receive a lump sum cash distribution from the Plan while still actively employed.

     3. Upon separation from service with Kodak for any reason except death, the full value of a participant's account is distributed as designated by the participant in a lump sum payment, or in monthly or annual installments. If an appropriate designation is not made by the participant, the account is paid in a lump sum cash payment in February following the year the participant turns age 65.

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

     5. The Plan Trustees are authorized to honor "qualified domestic relations orders" issued and served in accordance with Section 414(p) of the Internal Revenue Code.

Plan Termination

While Kodak expects to continue the Plan, it has the right to discontinue contributions and amend or terminate the Plan at any time. In the event that contributions to the Plan are discontinued, the Plan Trustees will continue to administer the Trusts. In the event of the termination of the Trusts as a result of or incident to termination of the Plan, the value of the participants' accounts will be paid in accordance with the provisions of the Plan.

SUMMARY OF ACCOUNTING POLICIES

Basis of Accounting

The Plan operates on a fiscal year ending December 30.

The Plan's financial statements have been prepared on the accrual basis of accounting. Purchases and sales of securities are recorded on a trade date basis. Distributions to participants are recorded when the request for payment meeting the provisions of the Plan is received.

Employer contributions represent qualifying compensation withheld from the participants by Kodak for contribution to the Plan.

Investment Valuation

The Group Annuity Contracts included in the Fixed Income Fund are valued at cost plus interest reinvested. American Institute of Certified Public Accountant's (AICPA's) Statement of Position (SOP) 94-4, "Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined-Contribution Pension Plans", which becomes effective for the plan year ended December 30, 1995, requires that guaranteed investment contracts be valued at cost plus interest reinvested if they are fully benefit responsive, as defined by SOP 94-4. SIPCO believes that the group annuity contracts held by the Plan are fully benefit responsive and therefore that the provisions of SOP 94-4 will not require a change in the accounting for group annuity contracts held by the Plan. Interest in common or collective trusts (pooled) funds reflect market values as certified by the managers of such funds. Fair values of all other investments were based upon active market quotations at national exchanges, if available, at December 30, or, if not available, upon amounts believed by SIPCO to be realizable at that time.

INVESTMENTS

All contributions are paid to the Plan Trustees. No bond is furnished by the Trustees in connection with the custody of security investments or other assets of the Plan.

The Trustees are authorized to keep any portion of any of the foregoing funds in cash or liquid investments as they may deem advisable.

All dividends, interest or gains derived from investments in each Fund are reinvested in the respective Fund by the Trustees.

Funds at Boston Safe Deposit and Trust Company (Boston Safe)

The Kodak Stock Fund consists primarily of Kodak stock. Purchases of Kodak stock are made throughout the year in a systematic manner. When Kodak spun-off its worldwide chemical business on December 31, 1993, shareowners received one share of ECC for every four Kodak shares owned. In 1994, 1,279,321 shares of ECC stock were sold at an average price of $46.10 per share and the proceeds were used to acquire shares of Kodak stock.

The Smaller Stock Fund consists primarily of investments in U.S. stocks made through mutual funds, group trusts, or separate accounts, all of which are selected by an Investment Manager appointed by SIPCO.

With respect to the Fixed Income Fund, the Plan's assets are invested primarily in contracts with insurance companies. Effective annual yields on these contracts ranged between 4.47% and 12.97% depending on the date of the contribution, transfer or rollover. The blending of earnings in the Fixed Income Fund produced an effective yield of approximately 8.5% in 1994 (9.3% in 1993 and 10.1% in 1992).

The Balanced Mutual Fund is composed of a single mutual fund selected by SIPCO, the Fidelity Puritan Fund, which is a growth and income fund that seeks current income consistent with preservation of capital by investing in a diversified portfolio of common stocks, preferred stocks, and bonds, including lower-quality, high yield bonds.

The Large Stock Index Fund invests in all 500 stocks that compose the Standard & Poor's 500 Index.

The International Stock Fund invests in a large number of widely diversified stocks in more than 30 countries around the world.

Funds at Fidelity

The account balance of each ECC participant was invested in the following funds as designated by each participant.

The Kodak Stock Fund continued to be available into 1994 and then was discontinued as an investment option available to ECC participants.

The Eastman Stock Fund consists primarily of shares of Eastman Chemical Company common stock.

The Fidelity Managed Income Portfolio is a fixed income fund consisting of investment contracts with one or more financial institutions that pay interest to the fund. The rate of interest paid to the fund will change from time to time as investment contracts mature and new contracts are purchased. Effective annual yields on these contracts ranged between 4.47% and 12.97% depending on the date of the contribution, transfer or rollover. The blending of earnings in the Fidelity Managed Income Portfolio produced an effective yield of approximately 8.97% in 1994.

The Fidelity Fund seeks long-term capital growth and reasonable current income. It focuses investments on companies that the fund's manager believes are marked by solid balance sheets and good prospects for growth.
Investments will be diversified among a variety of market sectors.

The Fidelity Puritan Fund is a growth and income fund that seeks current income consistent with preservation of capital by investing in a diversified portfolio of common stocks, preferred stocks, and bonds, including lower-quality, high yield bonds.

The Fidelity Magellan Fund is a growth fund seeking long-term capital appreciation by investing in stocks, and securities convertible into stocks, of domestic, multinational and foreign companies that the fund's manager believes offer potential for growth, which also leads to a correspondingly higher level of risk.

The Fidelity Contrafund is a growth fund seeking long-term capital appreciation by investing in securities of companies believed by the fund's manager to be out of favor and undervalued.

The number of participants in each fund was as follows:

                                                        December 30,
                                                   ----------------------
                                                    1994            1993
                                                    ----            ----
Boston Safe Funds:
Kodak Stock Fund                                   25,250          25,195
Smaller Stock Fund                                 26,834          27,394
Fixed Income Fund                                  58,857          67,399
Balanced Mutual Fund                                6,140               0
Large Stock Index Fund                              3,938               0
International Stock Fund                            5,716               0

                                                        December 30,
                                                   ----------------------
                                                            1994
                                                            ----
Fidelity Funds:
Kodak Stock Fund                                            2,586
Eastman Stock Fund                                          2,567
Fidelity Managed Income Portfolio                          10,325
Fidelity Fund                                               2,119
Fidelity Puritan Fund                                       2,888
Fidelity Magellan Fund                                      4,664
Fidelity Contrafund                                         2,291

The total number of participants in the Plan was less than the sum of the number of participants shown above because many participants invest in more than one fund.

LOANS TO PARTICIPANTS

The Trustees make loans to participants in accordance with Plan provisions. The Plan's receivable for loans made during 1994 is recorded as an asset of a Loan Fund. The Plan's receivable for loans made prior to 1994 continues to be recorded as an asset of each of the funds from which the participants made the loan election. Loans made are accounted for as a transfer from the fund directed by the participant to the loan fund. The principal portion of loan repayments reduce the Loan Fund receivable. The principal and interest repaid are directed to funds to which the participant's current contributions are directed; the principal is accounted for as a transfer and the interest accounted for as income in the fund to which the participant's current contributions are directed. Loans cannot be made from the Fixed Income Fund.

Interest income earned on loans to participants for the fiscal years ended December 30 is:

                                           (in thousands)
                              1994               1993             1992
                             ------             ------           ------
Boston Safe Funds:
Kodak Stock Fund             $  592             $  793           $  802
Smaller Stock Fund              944              1,114              863
Balanced Mutual Fund             -                  -                -
Large Stock Index Fund           -                  -                -
International Stock Fund         -                  -                -
                             ------             ------           ------
Total                        $1,536             $1,907           $1,665
                             ======             ======           ======

                              1994
                             ------
Fidelity Funds:
Kodak Stock Fund             $   11
Eastman Stock Fund               13
Fidelity Fund                     9
Fidelity Puritan Fund            16
Fidelity Magellan Fund           51
Fidelity Contrafund              18
                             ------
Total                        $  118
                             ======

For purposes of Form 5500 the interest income shown above is included in interest from other loans.

NET REALIZED AND UNREALIZED GAINS (LOSSES) FROM INVESTMENTS

Components of net realized and unrealized gains (losses) from investments and proceeds from sales of investments for the fiscal years ended on December 30 are:
                                             (in thousands)

                          Realized      Unrealized      Net Realized
                           gains          gains        and Unrealized     Proceeds
                          (losses)       (losses)      gains (losses)       from
                            from           from             from          sales of
                         investments    investments      investments     investments
                         -----------    -----------    --------------    -----------
        1994

Boston Safe Eastman
 Kodak Company
  common stock             $19,846       $  2,845         $ 22,691        $ 25,142

Fidelity Eastman Kodak
  Company common stock       1,172          3,359            4,531          16,828

Fidelity Eastman stock         829          2,043            2,872          26,521

Other securities            20,730        (16,499)           4,231         724,197
                           -------       --------         --------        --------
                           $42,577       $ (8,252)        $ 34,325        $792,688
                           =======       ========         ========        ========

        1993

Eastman Kodak Company
  common stock             $22,537       $ 78,627         $101,164        $ 97,295

Other securities            13,039          8,743           21,782         244,948
                           -------       --------         --------        --------
                           $35,576       $ 87,370         $122,946        $342,243
                           =======       ========         ========        ========

        1992

Eastman Kodak Company
  common stock             $(2,084)      $(42,552)        $(44,636)       $ 41,979

Other securities             4,731         22,935           27,666          18,635
                           -------       --------         --------        --------
                           $ 2,647       $(19,617)        $(16,970)       $ 60,614
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

UNIT VALUES AND PARTICIPANT UNITS
(in thousands, except per unit data)

Following are the funds' month-end unit values and participants' units as calculated by the Trustees.
                Kodak              Smaller               Fixed              Balanced           Large Stock        International
              Stock Fund          Stock Fund          Income Fund         Mutual Fund          Index Fund          Stock Fund
           ----------------    ----------------    -----------------    ----------------    ----------------    ----------------
             Unit                Unit                Unit                 Unit                Unit                Unit
            Value    Units      Value    Units      Value     Units      Value    Units      Value    Units      Value    Units
            -----    -----      -----    -----      -----     -----      -----    -----      -----    -----      -----    -----
  1994
  ----
January    $13.1614  23,892    $17.5092  24,491    $11.9962  220,988    $10.0000  2,486     $10.0000    656     $10.0000  1,696
February    12.8902  23,857     17.3762  24,235     12.0620  218,291      9.9578  4,088       9.9858  1,186       9.9600  2,652
March       13.1532  23,957     16.7451  24,225     12.1353  219,121      9.6107  4,885       9.5378  1,587       9.5937  3,046
April       12.7038  24,583     16.9046  23,957     12.2135  217,556      9.7089  5,165       9.6417  1,750       9.8725  3,232
May         14.2177  24,264     16.8853  23,811     12.2969  217,333      9.7722  5,430       9.8061  1,887       9.8833  3,637
June        14.5874  24,425     16.5158  23,586     12.3827  217,050      9.6929  5,594       9.5626  2,037       9.7177  3,767
July        14.6618  24,794     17.0051  23,130     12.4725  216,857      9.9324  5,663       9.8681  2,105      10.0029  3,849
August      15.1800  24,902     17.6836  22,920     12.5628  216,300     10.2236  5,861      10.2698  2,185      10.3276  4,034
September   15.7718  23,896     17.4677  22,830     12.6508  217,032     10.0075  5,940      10.0253  2,314      10.0446  4,231
October     14.6868  25,141     17.6552  22,712     12.7422  214,944     10.1239  6,036      10.2448  2,447      10.2602  4,550
November    14.0218  26,744     16.9373  22,632     12.8314  212,291      9.8056  6,100       9.8789  2,574       9.7532  4,726
December    14.6890  26,409     17.1395  22,502     12.9232  212,737      9.8250  6,018      10.0300  2,623       9.6911  4,765

  1993
  ----
January    $11.6022  29,826    $15.2151  22,312    $10.9728  248,386
February    12.5287  25,414     15.2131  23,334     11.0507  252,061
March       12.6610  24,506     15.6151  24,258     11.1379  252,100
April       11.4281  24,280     15.3291  25,079     11.2274  254,506
May         12.2023  25,727     15.7814  25,572     11.3092  252,561
June        11.8110  25,545     15.8692  25,641     11.3936  252,786
July        12.6277  26,461     15.9268  25,815     11.4842  251,677
August      14.4118  26,162     16.4789  26,084     11.5684  252,219
September   14.0341  24,532     16.5983  26,238     11.6523  254,184
October     14.8290  24,517     16.9398  26,258     11.7408  254,195
November    14.4884  24,189     16.6403  26,695     11.8184  254,029
December    13.4357  25,249     17.0687  27,064     11.9090  251,930

UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit data)
                Kodak              Eastman         Fidelity Managed                            Fidelity           Fidelity
              Stock Fund          Stock Fund       Income Portfolio     Fidelity Fund        Puritan Fund       Magellan Fund
           ----------------    ----------------    ----------------    ----------------    ----------------    ----------------
             Unit                Unit                Unit                Unit                Unit                Unit
            Value    Units      Value    Units      Value     Units     Value    Units      Value    Units      Value    Units
            -----    -----      -----    -----      -----     -----     -----    -----      -----    -----      -----    -----
  1994
  ----
January    $ 9.84    2,611     $ 9.60      459      $1.00    261,294   $20.09     483      $16.45    1,193     $73.65     572
February     9.62    2,387       9.11      557       1.00    258,586    19.69     504       16.27    1,245      73.11     586
March        9.92    2,280       8.87      807       1.00    264,517    18.71     502       15.52    1,230      69.72     583
April        9.29    2,218       9.78      902       1.00    265,702    19.15     492       15.69    1,208      70.42     583
May         10.57    2,092      10.57      991       1.00    268,578    19.13     481       15.79    1,178      66.84     605
June        10.84    2,053      10.58    1,082       1.00    269,607    18.60     478       15.15    1,183      63.94     605
July        10.90    2,028      11.42    1,089       1.00    273,247    19.22     467       15.93    1,148      66.08     590
August      11.30    1,928      11.67    1,195       1.00    276,641    19.10     486       16.40    1,136      69.21     570
September   11.73    1,865      12.11    1,252       1.00    279,149    18.62     481       15.35    1,178      67.41     566
October     10.93    1,857      12.04    1,586       1.00    279,319    19.02     478       15.53    1,161      69.69     541
November    10.46    1,815      10.52    2,652       1.00    271,998    18.35     472       15.04    1,135      65.87     527
December    10.93    1,796      11.32    2,203       1.00    280,203    18.48     470       14.81    1,146      66.80     516

               Fidelity
              Contrafund
           ----------------
             Unit
            Value    Units
            -----    -----
  1994
  ----
January    $31.81     473
February    31.36     520
March       30.12     522
April       30.49     528
May         30.32     519
June        29.13     519
July        29.74     511
August      30.98     502
September   30.57     493
October     31.44     484
November    30.01     467
December    30.28     466

SIGNIFICANT INVESTMENTS

The following table represents investments having a value equal to or greater than 5% of net assets at December 30, 1994:
                                             (in thousands)

                                                Principal             Fair or
                           Maturity   Interest  Amount or             Contract
      Investment             Date       Rate     Shares      Cost      Value
      ----------           --------   --------  ---------    ----     --------
  Eastman Kodak Company
    common stock             N/A         N/A       8,435   $322,293   $402,780
  John Hancock Life Ins.
    GAC #4481              3/1/1999     8.84%   $303,707    303,707    303,707
  John Hancock Life Ins.
    GAC #5702              10/3/2002    10.1%   $216,807    216,807    216,807
                                                           --------   --------
    TOTAL                                                  $842,807   $923,294
                                                           ========   ========

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

The Plan Administrators of the Plan and EIP have requested tax determination letters from the Internal Revenue Service pursuant to the requirements of the Tax Reform Act of 1986, which the Plan Administrators expect to receive.
Upon receiving such determination letters, the account balances of ECC participants will be transferred to EIP.

RELATED PARTY TRANSACTIONS

Certain Plan investments are shares of mutual funds managed by Fidelity Investments. Fidelity Management Trust Company is the trustee for ECC participants; therefore, these transactions constitute related party transactions. Fees paid by the Plan to Fidelity Investments for management services amounted to $29,000 for the year ended December 30, 1994.

COMMITMENTS

Administrative expenses consist of fees for recordkeeping, trust, and investment management services provided to the Plan by various parties. The contracts under which these services are provided are long-term in nature, but can be cancelled by either party with advance notice. Such contracts contain both fixed- and activity-based variable fee structures.



                                           * * * * *

                                                                 Schedule I

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            SCHEDULE OF INVESTMENTS
                               December 30, 1994
                                 (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost            Values
          -----------               ---------         ----           --------
BOSTON SAFE FUNDS

  KODAK STOCK FUND

Eastman Kodak Company Common
  Stock                               8,031          $308,693        $383,491
                                                     ========        ========
Common/Collective Trust
  TBC Inc. Daily Liquidity Fund     $   497          $    497        $    497
                                                     ========        ========

  SMALLER STOCK FUND

Mutual Funds
  Acorn Fund Inc.                     2,233          $ 23,320        $ 27,338
  Babson Enterprises Fd Inc.          1,896            28,085          28,720
  CMC Small Cap                         624            35,889          30,382
  FPA Paramount Fd Inc.               1,384            18,447          19,938
  Lindner Dividend Fund Inc.            823            19,850          19,728
  Lindner Fund Inc.                   1,388            28,511          28,990
  Montgomery Small Cap Fund           1,886            25,625          28,221
  Mutual Qualified Income Fund          751            17,109          20,023
  Sequoia Fund Inc.                     516            26,118          28,681
                                                     --------        --------
  Total                                              $222,954        $232,021
                                                     ========        ========

Common Stocks
  ALC Communications Corp. New           21          $    673        $    657
  AM Intl. Inc. New                      20               181             180
  AMR Corp. Del.                          4               261             234
  AMRE Corp.                             40               154             191
  AMSCO Intl. Inc.                       28               280             256
  Addington Res. Inc.                    29               449             283
  Albany Intl. Corp. CL A                12               232             231
  Alco Std. Corp.                        23             1,307           1,424
  Alexander & Alexander Svcs. Inc.       12               249             222
  Alexander & Baldwin Inc.               64             1,669           1,424
  Alex Brown Inc.                        37             1,044           1,133
  Alpha Inds. Inc.                       35               128             219
  Aluminum Co. Amer.                      3               190             217
  Alza Corp. Com.                        16               355             288
  Amerada Hess Corp.                      4               178             173

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1994
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost            Values
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  American Classic Voyages Co.            2                32              28
  American Express Co.                   50             1,333           1,475
  American Greetings Corp. CL A          24               731             656
  American Paging Inc.                   10                73              70
  American Stores Co. New                43               911           1,150
  Apache Corp.                           13               317             315
  Applebees Intl. Inc.                    2                39              31
  Applied Extrusion Technologies
   Inc.                                   8                54              89
  Arrow Electrs. Inc.                     2                58              58
  Au Bon Pain Inc. CL A                   8               155             128
  Autoclave Engineers Inc.               10                88              85
  Autotote Corp. CL A                     9               198             100
  BBC AG Brown, Boveri & Cie
   SER A SZF100                                           224             258
  Baldwin Technology Inc. CL A           53               275             289
  Barnes & Noble Inc. Com.               31               658             956
  Bay View Cap. Corp. Del.               12               244             228
  Beacon Pptys. Corp.                     8               142             158
  Bear Stearns Cos. Inc.                 57               945             876
  Bemis Inc.                             11               249             274
  Bergesen Dy As'B'Non V NWKR2.5          2                41              44
  Bindley Westn. Inds. Inc.              22               286             341
  Bio. Rad. Labs Inc. CL A                1                19              39
  Block Drug Inc. CL A                    7               235             277
  Block H & R Inc.                        4               176             145
  Body Shop International Ord. 5P        61               228             185
  Boston Acoustics Inc.                  65             1,097           1,181
  Brascan LTD Ord. CL A Conv.             7                88              96
  Bridgeport Machs. Inc. Com.            18               177             179
  Brierley Invest. LTD Ord. NZ .50      197               155             143
  Broadway Stores Inc.                    8                94              60
  Broken Hill Prop. Ord. A$1             16               200             238
  Brush Wellman Inc.                      6                92             104
  Burlington Coat Factory
   Whse. Corp.                           16               228             190
  Burr Brown                             25               179             343
  CBI Inds. Inc.                          5               124             136
  CKE Restaurants Inc.                   35               295             240
  CML Group Inc.                         27               345             276

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1994
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost            Values
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  CUC Int'l. Inc.                        23               756             775
  Cabot Oil & Gas Corp. CL A              9               201             133
  Cadence Design Sys. Inc.                4                51              83
  Caesars World Inc.                      4               179             240
  Cambrex Corp.                          11               236             286
  Camco Intl. Inc. Com.                  34               597             647
  Canadian PAC LTD Ord. PAR $5.00         8               133             119
  Carnival Corp. CL A                    36               847             761
  Catellus Dev. Corp.                    46               345             271
  Catherines Stores Corp.                 3                46              24
  Cellular Communications Inc.
   New Red Com. SER A                    12               611             642
  Cellular Communications P R Inc.        1                25              40
  Centex Corp.                           25               856             573
  Central Garden & Pet Co.              107               626             441
  Century Tel. Enterprises Inc.          31               835             917
  Charter Pwr. Sys. Inc.                 12               129             226
  Cheyenne Software Inc.                  4                30              59
  Chiron Corp.                            7               465             563
  Chrysler Corp.                          4               227             206
  Circuit City Stores Inc.                7               140             162
  Circus Circus Enterprises Inc.          9               336             206
  Citicorp                                4               175             178
  Claires Stores Inc.                    36               402             427
  Clothestime Inc.                       36               169             128
  Coast Svgs. Finl. Inc.                 20               283             293
  Colgate Palmolive Co.                   4               239             234
  Colonial Group Inc. CL A               16               426             510
  Commnet Cellular Inc.                   5               101             157
  Community Psychiatric Ctrs.             4                62              41
  Computervision Corp. New               53               212             203
  Concurrent Computer Corp. New New      93               161             133
  Cone MLS Corp. N C                     42               629             495
  Conrail Inc.                            3               174             146
  Control Data Sys. Inc.                 36               333             246
  Cooper Tire & Rubr. Co.                26               667             621
  Coram Healthcare Corp.                  1                21              21
  Crown Books Corp.                      10               178             155

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1994
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost            Values
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Dana Corp.                              4                94              82
  Daniel Inds. Inc.                      24               283             317
  Danka Business Sys. PLC
   Sponsor ADR                           48             1,011           1,047
  Data Gen. Corp.                        29               219             289
  Data I. O. Corp.                       30                96             165
  Deere & Co.                             1                92              80
  Delta Woodside Inds. Inc. New          15               177             173
  Dentsply Intl. Inc. New Com.            3               102             104
  Deutsche Bank AG DM50(VAR)              1               281             279
  Dexter Corp.                           12               278             259
  Dillard Dept. Stores Inc. CL A         18               659             490
  Dime Bancorp Inc.                      16               133             124
  Discount Auto Pts. Inc.                 5                94              85
  Dixie Yarns Inc.                       30               289             208
  Dr. Pepper/Seven Up Cos. Inc. New      18               426             456
  Dress Barn Inc.                        17               216             183
  Drew Inds. Inc. Com. New               20               185             168
  Duracell Intl. Inc.                     1                58              61
  Duracraft Corp.                         1                44              38
  ECI Telecom LTD                        18               362             248
  Edison Bros. Stores Inc.               14               406             259
  Egghead Inc.                           25               233             289
  Elan PLC ADR                            2                85              82
  Electronics for Imaging Inc.            2                39              47
  Engle Homes Inc.                        1                 8               8
  Enhance Finl. Svcs. Group Inc.         14               267             240
  Equity Residential Pptys. TR SH
   BEN INT                                5               142             135
  Evans & Sutherland Computer            16               279             212
  Failure Group Inc.                     30               152             128
  Federal Express Corp.                  20             1,208           1,205
  Federal Home LN Mtg. Corp. Common      19             1,128             970
  Federal Natl. Mtg. Assn.               13             1,066             947
  Ferro Corp.                            12               353             296
  Filenes Basement Corp.                  8                72              35
  Filtertek Inc. New                     18               166             194
  First Cent. Finl. Corp.                 9                65              60
  First Finl. Mgmt. Corp.                 6               330             345

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1994
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost            Values
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Fiserv Inc.                            38               752             819
  Fleet Finl. Group Inc. New             12               392             382
  Fluke Corp.                            10               270             303
  Foster L. B. Co. CL A                  43               159             140
  Four Seasons Hotels Inc. Sub.
   Vtg. Sh.                               7                71              81
  Franklin Quest Co.                      1                40              33
  Fruit of the Loom Inc. CL A            27               691             718
  Furon Co.                              10               177             222
  Gelman Sciences Inc.                   13               136             190
  General Host Corp.                     48               289             223
  Gerber Scientific Inc.                 18               230             228
  Gibson Greetings Inc.                  16               288             233
  Global Marine Inc. New                 89               372             324
  Global Nat. Res. Inc.                  19               157             158
  Golden West Finl. Corp. Del.           48             1,938           1,688
  Graham-Field Health Prods. Inc.        40               192             149
  Great Lakes Chem. Corp.                 2               128             103
  Greenman Bros. Inc.                    10                66              54
  Grossmans Inc.                         67               250             168
  Grow Group Inc.                         8               103             112
  Guinness Ord. Stk. 25P                 19               145             130
  Gundle Enviromental Sys. Inc.          47               322             226
  Hamburger Hamlet Restaurants Inc.      20               113              90
  Handy & Harman                         15               205             231
  Harcourt Gen. Inc.                     32             1,045           1,117
  Harper Group Inc.                      18               275             276
  Hasbro Inc.                            26               728             746
  Healthdyne Inc.                        25               175             200
  Healthsouth Corp.                       1                42              51
  Heidemij N. V.                         28               334             244
  Heritage Media Corp. CL A New          23               450             621
  Hogan Sys. Inc.                        29               210             186
  Home Depot Inc.                         4               153             161
  Home St. Hldgs. Inc. Com.              70             1,203           1,042
  Horsham Corp. Sub. Vtg.               115             1,589           1,466
  Hospitality Franchise Sys. Inc.        43             1,184           1,137
  Host Marriott Corp. Com.               20               191             188

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1994
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost            Values
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Houghton Mifflin Co.                   14               551             613
  Hovnanian Enterprises Inc. CL A         4                36              19
  Huffy Corp.                            13               221             188
  IHOP Corp. New                          4                97              98
  IMO Inds. Inc.                         26               209             320
  Intel Corp.                             6               374             351
  International Cabletel Inc.             5               100             136
  Inter Regl. Finl. Group Inc.           26               574             585
  Intertan Inc.                          40               284             325
  Itel Corp. New                          7               184             232
  JB S Restaurants Inc.                  40               271             182
  John Nuveen Co. CL A                   44             1,033           1,013
  Johnstown Amer. Inds. Inc.              5                90              75
  Jones Apparel Group Inc.               29               880             747
  Jones Intercable Inc. CL A             10               136             116
  Jostens Inc.                           15               265             281
  Kaman Corp. CL A                       24               221             263
  Kaneb Svcs. Inc.                       79               263             168
  Kaufman & Broad Home Corp.             11               202             138
  Knight Ridder Inc.                     26             1,508           1,313
  Kulicke & Soffa Inds. Inc.              4                54              88
  Kysor Indl. Corp. Del.                 13               222             288
  LCI International Inc.                 24               456             650
  LDI Corp.                              40               258             156
  La Quinta Inns Inc.                     8               141             164
  Lafarge Corp.                          10               244             183
  Lamson & Sessions Co.                  39               270             234
  Learonal Inc.                          16               248             294
  Lehman Brothers Hldgs. Inc.            10               177             148
  Lennar Corp.                           53             1,210             825
  Leslie Bldg. Prods. Inc.               22                27              36
  Leslies Poolmart                       69               773             912
  Lifeline Sys. Inc.                      7                43              41
  Life Re. Corp.                         17               268             296
  Lillian Vernon Corp.                   25               469             380
  Limited Inc.                            9               182             163
  Little Switz Inc.                      32               238             168
  Liz Claiborne Inc.                     13               263             213

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1994
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost            Values
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Lone Star Technologies Inc.             3                23              22
  Lotus Dev. Corp.                       10               367             426
  Lowes Cos. Inc.                         2                66              70
  Lufkin Inds. Inc.                      19               325             351
  MBNA Corp.                              9               180             201
  MGIC Invt. Corp. WIS                   24               722             808
  Mac Frugals Bargains Close Outs
   Inc.                                  42               667             836
  Macneal Schwendler Corp.               21               252             218
  Magna Intl. Class A                     1                41              42
  Magnetek Inc.                          37               617             505
  Marcam Corp.                           18               156             177
  Marriott Intl. Inc.                    22               645             630
  Martin Marietta Matls. Inc.            30               702             534
  Mascotech Inc.                          2                23              23
  Matrix Svc. Co.                        39               331             229
  Mattel Inc.                            21               481             530
  Maxus Energy Corp.                     11                53              37
  McClatchy Newspapers Inc. CL A         12               272             258
  Measurex Corp.                         15               290             343
  Media Gen. Inc. CL A                    9               205             255
  Meditrust Sh. Ben. Int.                 9               262             272
  Medtronic Inc.                          9               373             489
  Mellon Bk. Corp.                       59             2,120           1,797
  Mesa Airls. Inc.                        3                24              24
  Mesa Inc.                              14                95              70
  Meyer Fred Inc. Del.                    2                75              58
  Michael Anthony Jewelers Inc.          76               460             513
  Michaels Stores Inc.                   17               581             601
  Microsoft Corp.                         2                78             116
  Miller Herman Inc.                      9               219             236
  Minerais Technologies Inc.             41             1,160           1,202
  Mirage Resorts Inc.                     7               144             137
  Multimedia Inc. New                    56             1,545           1,596
  NIPSCO Inds. Inc.                       4               106             104
  NS Group Inc.                          27               175             112
  Nashua Corp.                           11               298             217
  National Auto CR Inc.                  11               142             128

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1994
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost            Values
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  National Ed Corp.                       5                20              19
  National Gaming Corp. Com.              1                18              12
  Natures Sunshine Prods. Inc.           27               351             364
  Newell Co.                             14               297             296
  Nike Inc. CL B                          1                52              75
  Noble Affiliates Inc.                   4                92              87
  Noranda Inc.                           16               294             295
  Northern TR Corp.                       5               206             175
  Novacare Inc.                          33               297             241
  Nucor Corp.                             2               100              94
  Oakwood Homes Corp.                     6               151             141
  Oceaneering Intl. Inc.                 21               272             210
  Offshore Logistics Inc.                 7               101              91
  Omnicare Inc.                           2                67              74
  Oneida LTD                             14               188             182
  Optical Coating Lab Inc.               30               212             184
  Outboard Marine Corp.                  14               277             275
  Overseas Shipholding Grp. Inc.          5               119             113
  Owens & Minor Inc. New                  9               150             131
  Paine Webber Group Inc.                88             1,531           1,320
  Pall Corp.                              9               164             174
  Parametric Technology Corp.             4               149             152
  Pec Israel Economic Corp.               8               236             231
  Peoples Choice TV Corp.                 4               142              69
  Peoples Heritage Finl. Group Inc.      17               180             198
  Perini Corp.                           15               158             138
  Petrie Stores Corp.                     9               236             195
  Petroleum Geo-Svcs. A/S Sponsored
   ADR                                   32               432             603
  Pfizer Inc.                             1                74             100
  Pier 1 Imports Inc.                    20               183             185
  Pinkertons Inc. New                    15               254             298
  Pittston Minerals Group                 1                22              26
  Players Intl. Inc.                      2                48              52
  Portec Inc.                            18               208             224
  President Riverboat Casinos            12               145             107
  Pride Pete Svcs. Inc.                  30               150             150
  Primesource Corp.                      13               167             119

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1994
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost            Values
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Production Operators Corp.              4               111             104
  Progressive Corp. Ohio                 18               612             612
  Promus Cos. Inc.                        8               352             247
  Pulse Engr. Inc.                       15               118              73
  Quaker Oats Co.                        40             1,253           1,230
  Quaker St. Corp.                        9               121             122
  Quick & Reilly Group Inc.              29               741             823
  Ralcorp Hldgs. Inc.                    12               178             260
  Ralston Purina Co-Ralston Purina
   Group                                 45             1,703           2,008
  Reebok Intl. LTD                       23               777             924
  Renaissance Energy LTD                 16               331             313
  Reynolds Metals Co.                    13               648             642
  Rhodes Inc. New                         3                30              33
  Richardson Electrs. LTD                30               140             233
  Robbins & Myers Inc.                   13               230             230
  Rogers Communications Inc. CL B        41               639             548
  Rohr Inc.                              26               275             270
  Rowan Cos. Inc.                        36               262             224
  Russ Berrie & Co. Inc.                 71             1,024             971
  Rykoff S. E. & Co.                     18               366             357
  SPS Technologies Inc.                  11               254             277
  Safety Kleen Corp.                     48               659             701
  Salant Corp.                           14               115              83
  Salomon Inc.                            2                79              64
  Santa Fe Energy Res.                   20               183             160
  Scherer R. P. Corp. Del.               15               605             699
  Schering Plough Corp.                   4               212             259
  Schlumberger LTD                        4               205             181
  Scholastic Corp.                       18               693             918
  Schulman A. Inc.                       14               366             380
  Sci. Med. Life Sys. Inc.                3                76             126
  Scotts Co. CL A                        31               555             495
  Sea Containers LTD CL A                17               255             225
  Securicor Grp. A Ord. N-Conv. 25P      13               184             201
  Semi Tech. Corp. 2nd Insmt. Rcpt.       4                28              16
  Sensormatic Electrs. Corp.             29               971           1,040
  Service Merchandise Inc.              150             1,225             712

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1994
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost            Values
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Silicon Valley Bancshares              25               237             338
  Singer Co. N. V.                        9               318             276
  Software Pubg. Corp.                   32               200             145
  Solectron Corp.                         2                64              58
  Southwest Airls. Co.                    8               238             134
  Spelling Entmt. Group Inc.             18               158             188
  Stanhome Inc. Vtg.                     28               985             889
  State Str. Boston Corp.                 6               225             177
  Stewart & Stevenson Svcs. Inc.          1                71              48
  Stewart Enterprises Inc. CL A          16               385             394
  Stop & Shop Cos. Inc. New               7               182             181
  Sungard Data Sys. Inc.                                   14              15
  Sunshine Mining & Refining Co.          8                15              13
  Sun Television & Appliances In.         6                81              50
  Supercuts Inc.                          5                81              45
  Sybron Chem. Inc.                      14               295             217
  TCA Cable TV Inc.                      35               908             759
  TIG Hldgs. Inc.                        30               620             553
  TJX Cos. Inc. New                      21               493             323
  Tandem Computers Inc.                  11               127             192
  Technology Solutions Co.               18               131             136
  Tele Communications Inc. New A         21               465             455
  Telephone & Data Sys. Inc.             31             1,336           1,425
  Television Broadcast Ord. $0.05        13                49              52
  Telxon Corp.                           19               230             260
  Teradyne Inc.                           4               120             146
  Teva Pharmaceutical Inds. LTD ADR       4               126             106
  Texas Instrs. Inc.                      3               243             225
  Times Mirror Co. Ser. A                 2                71              69
  Tokheim Corp.                          18               146             166
  Tokos Med. Corp. Del.                   3                22              21
  Toll Bros. Inc.                        17               243             168
  Trans World Entmt. Corp.               16               207             125
  Trimas Corp.                           34               778             686
  Tyco Intl. LTD                         16               834             765
  USLICO Corp.                           18               296             354
  Unifi Inc.                             37               915             941
  Union Tex. Pete Hldgs. Inc.             5               102             110

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1994
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost            Values
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  United Asset Mgt. Corp.                 8               293             295
  United States Cellular Corp.            3                82              95
  U. S. Healthcare Inc.                   8               356             346
  Univar Corp.                           28               314             378
  Universal Corp. VA                      6               116             117
  Ust Inc.                               13               397             362
  VWR Corp.                              20               214             170
  Valassis Communications Inc.            9               121             140
  Valuevision Intl. Inc. CL A            14                91              65
  Varco Intl. Inc.                        6                36              39
  Varsity Spirit Corp.                   15               234             268
  Viacom Inc. Class A                     1                43              44
  Viacom Inc. Variable Com. Rt.           8                11               9
  Viacom Inc. Class B                    10               337             423
  Vicorp Restaurants Inc.                15               264             266
  Viking Office Prods. Inc.               4               110             107
  Vivra Inc.                              4                95             109
  WMX Technologies Inc.                  60             1,476           1,568
  Waban Inc.                              5                93              96
  Wal Mart Stores Inc.                   10               265             204
  Wang Labs Inc. New                     11               128             114
  Warnaco Group Inc. CL A                63               891           1,080
  Webb Del. Corp.                         5                74              88
  Western Pubg. Group Inc.               21               228             200
  Weston Roy F. Inc. New Ser. A          34               273             196
  Wet Seal Inc. CL A                     30               117             131
  Whirlpool Corp.                         4               272             211
  Whitman Corp.                          95             1,480           1,639
  Wyman Gordon Co.                       32               192             199
  Zenith Electrs. Corp.                  17               159             198
  Zero Corp.                             18               236             245
                                                     --------        --------
  Total                                              $128,846        $126,020
                                                     ========        ========

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1994
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost            Values
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common/Collective Trusts
  Dynamic Equity Fund                    43          $ 10,000        $ 10,757
  TBC Inc. Daily Liquidity Fund     $10,164            10,164          10,164
                                                     --------        --------
  Total                                              $ 20,164         $20,921
                                                     ========        ========

Short-Term Interest Fund                  3          $     3          $     3
                                                     =======          =======

Corporate Debt Instruments          $    60          $    60          $    41
                                                     =======          =======

                                        Maturity         Interest      Contract
          Description                    Dates            Rates         Value
          -----------                   --------         --------      --------

 FIXED INCOME FUND

Group Annuity Contracts
  Aetna Life Insurance Co.         01/03/01-04/01/03   6.72%- 9.25%   $  679,874
  Continental Assurance Co.        06/01/95-03/01/01   8.86%-10.17%      252,334
  John Hancock Mutual Life
   Insurance Co.                   01/03/95-10/03/02   8.84%-12.97%      916,216
  Metropolitan Life Insurance Co.      12/29/95            4.47%          55,558
  New England Mutual Life
   Insurance Co.                       01/02/96            9.00%          32,529
  New York Life Insurance Co.      12/31/04-10/01/07   8.15%- 8.39%       43,208
  Provident National Assurance
   Co.                             09/01/95-12/01/00   8.40%-10.34%      117,843
  The Prudential Life Insurance
   Co. of America                  03/02/98-01/02/06   7.75%- 9.21%      510,565
  The First National Bank of
   Boston                              10/02/95            9.09%          75,242
  Mitsubishi Bank Limited              07/02/98            9.39%          66,047
                                                                      ----------
  Total                                                               $2,749,416
                                                                      ==========

                                                               Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                              SCHEDULE OF INVESTMENTS
                                 December 30, 1994
                                   (in thousands)

Principal
                                    Amount or                          Fair
            Description               Shares          Cost            Values
            -----------             ---------         ----           --------
  BALANCED MUTUAL FUND

Fidelity Puritan Fund                  4,070         $65,113          $60,270
                                                     =======          =======

  LARGE STOCK INDEX FUND

Common/Collective Trust
  WFB Equity Index Fund                1,980         $25,587          $25,997
                                                     =======          =======

  INTERNATIONAL STOCK FUND

Common/Collective Trusts
  Russell Frank Invt. Co.
   Int'l. Fd.                          2,714         $43,796          $41,624
  Russell Frank Invt. Co.
   Emerging Mkts. Fd.                    368           5,070            4,507
                                                     -------          -------
  Total                                              $48,866          $46,131
                                                     =======          =======

                                                               Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                              SCHEDULE OF INVESTMENTS
                                 December 30, 1994
                                   (in thousands)
                                    Principal
                                    Amount or                          Fair
            Description               Shares          Cost            Values
            -----------             ---------         ----           --------
FIDELITY FUNDS

  KODAK STOCK FUND

Eastman Kodak Company
  Common Stock                          404         $13,600           $19,289
                                                    =======           =======

Short-Term Interest Fund               $177         $   177           $   177
                                                    =======           =======

  EASTMAN STOCK FUND

Eastman Common Stock                    482          $22,691          $24,319
                                                     =======          =======

                                       Maturity          Interest      Contract
          Description                   Dates             Rates         Value
          -----------                  --------          --------      --------

*FIDELITY MANAGED INCOME
PORTFOLIO (FIXED INCOME FUND)

Group Annuity Contracts
  Aetna Life Insurance Co.         01/03/01-04/01/03    6.72%- 9.25%   $ 66,233
  Bank of Boston                       10/01/95            9.09%          8,500
  Continental Assurance Co.        04/03/95-03/01/01    8.86%-10.17%     28,514
  John Hancock Mutual
   Life Insurance Co.              01/03/95-10/03/01    8.84%-12.97%    104,027
  Metropolitan Life Insurance Co.      12/29/95            4.47%          6,228
  Mitsubishi Bank Limited              07/02/98            9.39%          7,457
  New England Mutual Life
   Insurance Co.                       01/02/96            9.00%          3,674
  Provident National Assurance Co. 09/01/95-12/01/00    8.40%-10.34%     12,771
  The Prudential Life Insurance
   Co. of America                  06/30/95-03/01/98    6.01%- 9.21%     29,267
  Peoples Security                     09/30/96            6.94%          5,772
                                                                       --------
  Total                                                                $272,443
                                                                       ========



*Investment held by Related Party.

                                                               Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                              SCHEDULE OF INVESTMENTS
                                 December 30, 1994
                                   (in thousands)

Principal
                                    Amount or                          Fair
            Description               Shares          Cost            Values
            -----------             ---------         ----           --------
  *FIDELITY MANAGED INCOME
   PORTFOLIO (FIXED INCOME
   FUND) (Cont'd)

Short-Term Interest Fund            $  7,776         $  7,776        $  7,776
                                                     ========        ========

  *FIDELITY FUND

Fidelity Fund                            470         $  9,350        $  8,677
                                                     ========        ========

  *FIDELITY PURITAN FUND

Puritan Fund                           1,146         $ 18,699        $ 16,968
                                                     ========        ========

  *FIDELITY MAGELLAN FUND

Magellan Fund                            516         $ 36,827        $ 34,493
                                                     ========        ========

  *FIDELITY CONTRAFUND

Contrafund                               466         $ 14,722        $ 14,123
                                                     ========        ========

















                         *Investment held by Related Party.

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                         Schedule II
                                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                       December 30, 1994
                                                         (in thousands)
                                 Kodak          Smaller           Fixed          Balanced        Large Stock      International
                               Stock Fund      Stock Fund      Income Fund      Mutual Fund      Index Fund        Stock Fund
                              ------------    ------------    -------------    -------------    -------------    ---------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                $383,491
  Other common stocks                           $126,020
  Mutual funds                                   232,021                          $60,270
  Interest in common or
    collective trusts
    (pooled) funds                   497          20,921                                           $25,997          $46,131
  Short-term interest fund                             3
  Corporate debt instruments                          41
Investments at Contract Value:
  Group annuity contracts                                      $2,749,416
Loans to participants              6,215          10,019              293              12                7               19
Employer contributions
  receivable                         248             671            2,304             144               76              105
Dividends/Interest receivable      3,024             245                                                 1                1
Receivables for securities sold                      866
Cash                                                  37
                                --------        --------       ----------         -------          -------          -------
  Total assets                   393,475         390,844        2,752,013          60,426           26,081           46,256
                                --------        --------       ----------         -------          -------          -------
LIABILITIES
Pending loans to participants        207             224              311              15                2                5
Distributions payable to
  participants                     1,771             667            9,260              84                5               54
Distribution payable to
  successor plans                  4,920          10,412           34,877           1,910              933              948
Payable for securities
 purchased                                           634
Accrued expenses                      26             358            1,338               5                6              101
Transfers among funds              3,545           3,277           (7,670)          1,185             (245)             (92)
                                --------        --------       ----------         -------          -------          -------
  Total liabilities/transfers     10,469          15,572           38,116           3,199              701            1,016
                                --------        --------       ----------         -------          -------          -------
  Net assets                    $383,006        $375,272       $2,713,897         $57,227          $25,380          $45,240
                                ========        ========       ==========         =======          =======          =======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule II (Cont'd)
                                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                       December 30, 1994
                                                         (in thousands)
                                               Sub-total
                                  Loan          Boston           Kodak           Eastman        Fidelity Managed      Fidelity
                                  Fund         Safe Funds      Stock Fund       Stock Fund      Income Portfolio        Fund
                              ------------    -------------   ------------     ------------     ----------------     ----------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                               $  383,491       $19,289
  Eastman stock                                                                   $24,319
  Other common stocks                             126,020
  Mutual funds                                    292,291                                                              $8,677
  Interest in common or
    collective trusts
    (pooled) funds                                 93,546
  Short-term interest fund                              3           177                             $  7,776
  Corporate debt instruments                           41
Investments at Contract Value:
  Group annuity contracts                       2,749,416                                            272,443
Loans to participants           $28,140            44,705
Employer contributions
  receivable                                        3,548
Dividends/Interest receivable                       3,271           182               440
Receivables for securities sold                       866            43               189
Cash                                                   37
                                -------        ----------       -------           -------           --------           ------
  Total assets                   28,140         3,697,235        19,691            24,948            280,219            8,677
                                -------        ----------       -------           -------           --------           ------
LIABILITIES
Pending loans to participants      (764)                0
Distributions payable to
  participants                       65            11,906
Distribution payable to
  successor plans                   722            54,722        19,629            24,943            280,202            8,677
Payable for securities
 purchased                                            634            62
Accrued expenses                     17             1,851                               5                 17
Transfers among funds                                   0
                                -------        ----------       -------           -------           --------           ------
  Total liabilities/transfers        40            69,113        19,691            24,948            280,219            8,677
                                -------        ----------       -------           -------           --------           ------
  Net assets                    $28,100        $3,628,122       $     0           $     0           $      0           $    0
                                =======        ==========       =======           =======           ========           ======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule II (Cont'd)
                                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                       December 30, 1994
                                                         (in thousands)
                                Fidelity        Fidelity                                          Sub-total
                                Puritan         Magellan        Fidelity           Loan           Fidelity            TOTAL
                                 Fund             Fund         Contrafund          Fund          Investments        ALL FUNDS
                              ------------    ------------    -------------    -------------    -------------    ---------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                                                   $ 19,289         $  402,780
  Eastman stock                                                                                      24,319             24,319
  Other common stocks                                                                                                  126,020
  Mutual funds                  $16,968          $34,493         $14,123                             74,261            366,552
  Interest in common or
    collective trusts
    (pooled) funds                                                                                                      93,546
  Short-term interest fund                                                                            7,953              7,956
  Corporate debt instruments                                                                                                41
Investments at Contract Value:
  Group annuity contracts                                                                           272,443          3,021,859
Loans to participants                                                              $6,216             6,216             50,921
Employer contributions
  receivable                                                                                                             3,548
Dividends/Interest receivable                                                                           622              3,893
Receivables for securities sold                                                                         232              1,098
Cash                                                                                                                        37
                                -------          -------         -------           ------          --------         ----------
  Total assets                   16,968           34,493          14,123            6,216           405,335          4,102,570
                                -------          -------         -------           ------          --------         ----------
LIABILITIES
Pending loans to participants                                                                                                0
Distributions payable to
  participants                                                                                                          11,906
Distribution payable to
  successor plans                16,968           34,493          14,123            6,216           405,251            459,973
Payable for securities
 purchased                                                                              62                696
Accrued expenses                                                                                         22              1,873
Transfers among funds                                                                                                        0
                                -------          -------         -------           ------          --------         ----------
  Total liabilities/transfers    16,968           34,493          14,123            6,216           405,335            474,448
                                -------          -------         -------           ------          --------         ----------
  Net assets                    $     0          $     0         $     0           $    0          $      0         $3,628,122
                                =======          =======         =======           ======          ========         ==========

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
                            ========         ========           ====      ==========

                                                                                                          Schedule III
                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                              For the year ended December 30, 1994
                                                         (in thousands)
                                 Kodak          Smaller           Fixed          Balanced        Large Stock      International
                               Stock Fund      Stock Fund      Income Fund      Mutual Fund      Index Fund        Stock Fund
                              ------------    ------------    -------------    -------------    -------------    ---------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock          $ 11,392
Other dividends                                 $  8,059                          $ 1,795          $    14           $    59
Interest                             781           1,736       $  230,983              25               16                36
Income from common or
  collective trusts
  (pooled) funds                                                    5,366

Net realized and unrealized
  gains (losses) from
  investments                     22,691          21,966           (8,910)         (2,301)             398            (1,025)

Employer contributions             9,039          30,844           99,184           4,426            1,885             2,956
Transfers among funds             51,115         (50,820)        (126,481)         56,597           24,419            45,170
Transfers between plan trusts    (35,183)        (38,561)        (305,007)
                                --------        --------       ----------         -------          -------           -------
     Total Additions              59,835         (26,776)        (104,865)         60,542           26,732            47,196
                                --------        --------       ----------         -------          -------           -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants    (14,919)        (13,172)        (115,659)         (1,018)            (227)             (456)
Distribution to successor plans   (4,920)        (10,412)         (34,877)         (1,910)            (933)             (948)
Loans transfers, net              (7,038)         (8,850)         (12,463)           (347)            (164)             (222)
Administrative expenses             (287)         (1,736)          (3,457)            (40)             (28)             (330)
                                --------        --------       ----------         -------          -------           -------
     Total Deductions             27,164          34,170          166,456           3,315            1,352             1,956
                                --------        --------       ----------         -------          -------           -------
Increase (Decrease)
  in net assets                   32,671         (60,946)        (271,321)         57,227           25,380            45,240
Net assets at beginning
  of year                        350,335         436,218        2,985,218               0                0                 0
                                --------        --------       ----------         -------          -------           -------
Net assets at end of year       $383,006        $375,272       $2,713,897         $57,227          $25,380           $45,240
                                ========        ========       ==========         =======          =======           =======

                                                                                                          Schedule III (Cont'd)
                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                              For the year ended December 30, 1994
                                                         (in thousands)
                                                Sub-total
                                  Loan           Boston           Kodak          Eastman       Fidelity Managed     Fidelity
                                  Fund          Safe Funds      Stock Fund      Stock Fund     Income Portfolio       Fund
                              ------------    -------------    ------------    ------------    ----------------    -----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                         $   11,392        $   689
Dividends on Eastman stock                                                       $   490
Other dividends                                     9,927
Interest                                          233,577             64              30           $ 23,561          $  602
Income from common or
  collective trusts
  (pooled) funds                                    5,366

Net realized and unrealized
  gains (losses) from
  investments                                      32,819          4,531           2,872                  4            (784)

Employer contributions                            148,334                            107              2,632             224
Transfers among funds                                   0         (8,744)         15,659            (46,217)          8,687
Transfers between plan trusts                    (378,751)        23,736           5,993            309,161
                                -------        ----------        -------         -------           --------          ------
     Total Additions            $     0            62,664         20,276          25,151            289,141           8,729
                                -------        ----------        -------         -------           --------          ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants      (262)         (145,713)          (242)            (43)            (7,233)            (42)
Distribution to successor plans    (722)          (54,722)       (19,629)        (24,943)          (280,202)         (8,677)
Loans transfers, net             29,084                 0           (397)           (163)            (1,697)             (9)
Administrative expenses                            (5,878)            (8)             (2)                (9)             (1)
                                -------        ----------        -------         -------           --------          ------
     Total Deductions           (28,100)          206,313         20,276          25,151            289,141           8,729
                                -------        ----------        -------         -------           --------          ------
Increase (Decrease)
  in net assets                  28,100          (143,649)             0               0                  0               0
Net assets at beginning
  of year                             0         3,771,771              0               0                  0               0
                                -------        ----------        -------         -------           --------          ------
Net assets at end of year       $28,100        $3,628,122        $     0         $     0           $      0          $    0
                                =======        ==========        =======         =======           ========          ======

                                                                                                          Schedule III (Cont'd)
                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                              For the year ended December 30, 1994
                                                         (in thousands)
                                Fidelity        Fidelity                                          Sub-total
                                Puritan         Magellan         Fidelity           Loan          Fidelity            TOTAL
                                 Fund             Fund          Contrafund          Fund         Investments        ALL FUNDS
                              -----------     ------------    -------------    -------------    -------------    ---------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                                                            $    689          $   12,081
Dividends on Eastman stock                                                                             490                 490
Other dividends                 $ 1,428         $ 1,621        $    97                               3,146              13,073
Interest                             16              51             18                              24,342             257,919
Income from common or
  collective trusts
  (pooled) funds                                                                                                         5,366

Net realized and unrealized
  gains (losses) from
  investments                    (1,958)         (2,346)          (813)                              1,506              34,325

Employer contributions              416             691            398                               4,468             152,802
Transfers among funds            17,319          (1,192)        14,488                                   0                   0
Transfers between plan trusts                    36,351                            $3,510          378,751                   0
                                -------         -------        -------             ------         --------          ----------
     Total Additions             17,221          35,176         14,188              3,510          413,392             476,056
                                -------         -------        -------             ------         --------          ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants      (165)           (321)           (33)               (33)          (8,112)           (153,825)
Distribution to successor plans (16,968)        (34,493)       (14,123)            (6,216)        (405,251)           (459,973)
Loans transfers, net                (88)           (356)           (29)             2,739                0                   0
Administrative expenses                              (6)            (3)                                (29)             (5,907)
                                -------         -------        -------             ------         --------          ----------
     Total Deductions            17,221          35,176         14,188              3,510          413,392             619,705
                                -------         -------        -------             ------         --------          ----------
Increase (Decrease)
  in net assets                       0               0              0                  0                0            (143,649)
Net assets at beginning
  of year                             0               0              0                  0                0           3,771,771
                                -------         -------        -------             ------         --------          ----------
Net assets at end of year       $     0         $     0        $     0             $    0         $      0          $3,628,122
                                =======         =======        =======             ======         ========          ==========

                                                               Schedule III (Cont'd)

                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                          For the year ended December 30, 1993
                                     (in thousands)
                                                                U.S.       Fixed
                                   Kodak       Diversified  Government     Income
                                   Stock          Fund      Securities      Fund
                                  (Fund A)      (Fund B)     (Fund C)      (Fund D)
                                   ------        ------       ------        ------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock            $ 11,415
Other dividends                                $  5,833
Interest                               838        1,224         $  4    $  256,697
Income from common or
  collective trusts (pooled)
  funds                                                                      1,408

Net realized and unrealized
  gains (losses) from
  investments                      101,164       21,788            1            (7)

Employer contributions               9,218       32,106                    133,818

Transfers among funds              (43,783)      54,409         (162)      (10,464)
                                  --------     --------         ----    ----------
     Total Additions                78,852      115,360         (157)      381,452
                                  --------     --------         ----    ----------

DEDUCTIONS FROM NET ASSETS:
Distributions to participants      (10,900)      (9,837)                   (97,583)

Administrative expenses                (56)        (431)          (1)       (1,627)
                                  --------     --------         ----    ----------
     Total Deductions               10,956       10,268            1        99,210
                                  --------     --------         ----    ----------

Increase (Decrease)
  in net assets                     67,896      105,092         (158)      282,242

Net assets at beginning
  of year                          282,439      331,126          158     2,702,976
                                  --------     --------         ----    ----------

Net assets at end
  of year                         $350,335     $436,218         $  0    $2,985,218
                                  ========     ========         ====    ==========

                                                               Schedule III (Cont'd)

                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
               ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                         For the year ended December 30, 1992
                                    (in thousands)
                                                                U.S.       Fixed
                                   Kodak       Diversified  Government     Income
                                   Stock          Fund      Securities      Fund
                                  (Fund A)      (Fund B)     (Fund C)      (Fund D)
                                   ------        ------       ------        ------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock            $ 13,057
Other dividends                                $  4,196
Interest                               901          963         $ 10    $  245,928

Net realized and unrealized
  gains (losses) from
  investments                      (44,636)      27,666

Employer contributions               8,430       21,076                    127,529

Transfers among funds               15,447       49,215          (21)      (64,641)
                                  --------     --------         ----    ----------
     Total Additions                (6,801)     103,116          (11)      308,816
                                  --------     --------         ----    ----------

DEDUCTIONS FROM NET ASSETS:
Distributions to participants      (10,662)      (7,662)         (11)      (85,221)
                                  --------     --------         ----    ----------
     Total Deductions               10,662        7,662           11        85,221
                                  --------     --------         ----    ----------

Increase (Decrease)
  in net assets                    (17,463)      95,454          (22)      223,595

Net assets at beginning
  of year                          299,902      235,672          180     2,479,381
                                  --------     --------         ----    ----------

Net assets at end
  of year                         $282,439     $331,126         $158    $2,702,976
                                  ========     ========         ====    ==========

<AUDIT-REPORT>

                    CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration

Statement on Form S-8 (No. 33-36731) of Eastman Kodak Company of our report dated April 28, 1995 relating to the Eastman Kodak Employees' Savings and

Investment Plan financial statements appearing on page 3 of this Annual

Report on Form 11-K.





PRICE WATERHOUSE LLP
New York, New York
April 28, 1995

</AUDIT-REPORT>

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 11-K



      [x] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 30, 1994

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




          A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                                 L&F PRODUCTS
                           EMPLOYEES' SAVINGS PLAN I
                               225 Summit Avenue
                              Montvale, NJ 07645

          B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

                             EASTMAN KODAK COMPANY
                               343 State Street
                              Rochester, NY 14650

                               TABLE OF CONTENTS

                                                                  Page No.

(I)    Financial Statements

       (a)  Report of Independent Accountants                          3

       (b)  Statement of Net Assets Available for Plan                 4
            Benefits - December 30, 1994 and 1993

       (c)  Statement of Changes in Net Assets                      5 -  7
            Available for Plan Benefits -
            Year ended December 30, 1994 and 1993

       (d)  Notes to Financial Statements                           8 - 16

(II)   Signatures                                                     17


(III)  Exhibit

       (a)  Consent of Independent Accountants                        18

<AUDIT REPORT>
                       REPORT OF INDEPENDENT ACCOUNTANTS


To the L&F Products Employees' Savings
Plan I Committee and the
Participants of the L&F Products
Employees' Savings Plan I

In our opinion, the accompanying statement of net assets available for plan benefits and the related statement of changes in net assets available for plan benefits with fund information present fairly, in all material respects, the net assets available for plan benefits of the L&F Products Employees' Savings Plan I at December 30, 1994, and the changes in net assets available for plan benefits for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan Administrator; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Plan Administrator, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.
We have previously audited, in accordance with generally accepted auditing standards, the statement of net assets available for plan benefits as of December 30, 1993 and the related statement of changes in net assets available for plan benefits with fund information for the year then ended
(not presented herein) and in our report dated April 1, 1994 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of net assets available for plan benefits as of December 30, 1993 and the condensed statement of changes in net assets available for plan benefits for the year ended December 30, 1993, when read in conjunction with the financial statements from which it has been derived, is fairly stated in all material respects in relation thereto.

As discussed in Note 1 to the financial statements, the businesses comprising L&F Products Inc. were sold to MTF Acquisition Corporation and Reckitt & Colman plc effective November 30, 1994 and December 31, 1994, respectively. The financial statements do not include any obligations related to, or any adjustments that may result from, the transfer of plan assets and liabilities to defined contribution plans of the acquiring companies or the termination of the Plan.




PRICE WATERHOUSE LLP

New York, New York
April 1, 1995

</AUDIT-REPORT>

                                 L&F PRODUCTS

                           EMPLOYEES' SAVINGS PLAN I

                            STATEMENT OF NET ASSETS

                          AVAILABLE FOR PLAN BENEFITS



                                                    DECEMBER 30,  DECEMBER 30,
                                                        1994          1993
                                                    ============  ===========

Investment in the L&F Products
   Employees' Savings Plans
   Master Trust, at fair
   value (Note 4):


     Eastman Kodak Company Fund                    $20,870,539  $18,873,999
     Fidelity Retirement Money Market Portfolio      4,160,223    3,912,043
     Fidelity Managed Income Portfolio               9,285,503    8,325,614
     Fidelity Institutional Short-Intermediate
          Government Portfolio                       4,726,620    5,315,801

     Fidelity Balanced Fund                          3,628,074    4,275,771
     Fidelity Growth & Income Portfolio              6,192,562    5,797,834
     Fidelity U.S. Equity Index Portfolio            6,533,351    6,860,557
     Fidelity Magellan Fund                          6,623,310    5,514,711
                                                    ----------  -----------
         Total Investment in Master Trust           62,020,182   58,876,330
Participant Loans                                      218,519      180,989
                                                    ----------  -----------
Net assets available for
   plan benefits                                   $62,238,701  $59,057,319
                                                   ===========  ===========

The accompanying notes are an integral part of these financial statements.

                                                         L&F PRODUCTS
                                                   EMPLOYEES' SAVINGS PLAN I
                                              STATEMENT OF CHANGES IN NET ASSETS
                                       AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                              For the year ended December 30, 1994
                                                                    Fidelity Investments
                                   ----------------------------------------------------------------------------------------
                                                                                Institutional
                                                                                   Short-
                                                  Retirement                    Intermediate
                                   Eastman Kodak Money Market   Managed Income   Government     Balanced
                                   Company Fund   Portfolio        Portfolio     Portfolio        Fund            Sub-Total
                                   ============= ============   ==============  =============   ========          =========

Contributions:
  Participants                     $ 1,127,574    $  308,156     $  694,439     $  390,303      $  437,568       $ 2,958,040
  Transfers from other
     tax-qualified
     retirement plans                   37,586         8,864          4,341          1,262         143,921           195,974
  Employer                             435,548       137,055        296,377        160,821         154,649         1,184,450

Investment income:
  Interest and dividends               674,518       173,392        477,654        314,220         132,975         1,772,759
  Net appreciation (depreciation)
     of investments                  1,003,779          --             --         (357,849)       (377,659)          268,271
     Total additions                 3,279,005       627,467      1,472,811        508,757         491,454         6,379,494

Withdrawals by participants          1,510,645     1,128,031      1,373,043        419,712         413,207         4,844,638
  Increase (Decrease) in net
   assets                            1,768,360      (500,564)        99,768         89,045          78,247         1,534,856

Net assets available for plan
   benefits at beginning of year    18,873,999     3,912,043      8,325,614      5,315,801       4,275,771        40,703,228

Net asset transfers:
   Interfund                           228,180       748,744        860,121       (678,226)       (725,944)          432,875
                                   -----------    ----------     ----------     ----------      ----------       -----------
Net assets available for plan
   benefits at end of year         $20,870,539    $4,160,223     $9,285,503     $4,726,620      $3,628,074       $42,670,959
                                   ===========    ==========     ==========     ==========      ==========       ===========

The accompanying notes are an integral part of these financial statements.

                                                                                                      Continued on next page

                                                         L&F PRODUCTS
                                                   EMPLOYEES' SAVINGS PLAN I
                                              STATEMENT OF CHANGES IN NET ASSETS
                                       AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                        For the year ended December 30, 1994
                              ----------------------------------------------------------------------------------------------
                                                  Fidelity Investments
                              ----------------------------------------------------------
                                                  Growth        U.S.
                                  Balance From   & Income   Equity Index      Magellan       Participant
                                   Prior Page   Portfolio    Portfolio          Fund            Loans            Total
                                 ============  ============  ============    ==========      ==========      ==============

Contributions:
  Participants                     $ 2,958,040   $  767,931  $  500,505      $  921,213      $     --        $ 5,147,689
  Transfers from other
    tax-qualified
    retirement plans                   195,974       58,061       4,987          73,569            --            332,591
  Employer                           1,184,450      271,441     189,586         329,150            --          1,974,627

Investment income:
  Interest and dividends             1,772,759      444,575     205,399         243,450          16,154        2,682,337
  Net appreciation
    (depreciation) of
     investments                       268,271     (335,812)   (159,767)       (359,848)           --           (587,156)
     Total additions                 6,379,494    1,206,196     740,710       1,207,534          16,154        9,550,088

Withdrawals by participants          4,844,638      477,912     532,894         513,262            --          6,368,706
  Increase (Decrease) in
    net assets                       1,534,856      728,284     207,816         694,272          16,154        3,181,382

Net assets available for plan
  benefits at beginning of year     40,703,228    5,797,834   6,860,557       5,514,711         180,989       59,057,319

Net asset transfers:
  Interfund                            432,875     (333,556)   (535,022)        414,327          21,376            --
                                   -----------   ----------   ---------      ----------      ----------      -----------
Net assets available for plan
  benefits at end of year          $42,670,959   $6,192,562  $6,533,351      $6,623,310      $  218,519      $62,238,701
                                   ===========   ==========  ==========      ==========      ==========      ===========

The accompanying notes are an integral part of these financial statements.
                                                       Continued on next page

                                                         L&F PRODUCTS
                                                   EMPLOYEES' SAVINGS PLAN I
                                              STATEMENT OF CHANGES IN NET ASSETS
                                       AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION



                                              For the Year                   For the Year
                                              Ended 12/30/94                 Ended 12/30/93
                                                 Total                          Total
                                              ==============                 ==============

Contributions:
   Participants                                 $ 5,147,689                  $ 5,154,439
   Transfers from other
     tax-qualified
     retirement plans                               332,591                      296,692
   Employer                                       1,974,627                    2,003,081

Investment income:
   Interest and dividends                         2,682,337                    2,951,254
   Net appreciation (depreciation)
     of investments                                (587,156)                   6,712,490
     Total additions                              9,550,088                   17,117,956

Withdrawals by participants                       6,368,706                    4,228,300
   Increase (Decrease) in net assets              3,181,382                   12,889,656

Net assets available for plan
   benefits at beginning of year                 59,057,319                   46,167,663
Net asset transfers:
   Interfund                                          --                           --
                                                -----------                  -----------
Net assets available for plan
   benefits at end of year                      $62,238,701                  $59,057,319
                                                ===========                  ===========

The accompanying notes are an integral part of these financial statements.


                                 L&F PRODUCTS
                           EMPLOYEES' SAVINGS PLAN I

                         Notes to Financial Statements

NOTE 1 - DESCRIPTION OF PLAN
============================

The L&F Products Employees' Savings Plan I (the "Plan") was sponsored by L&F Products Inc. (the "Company") at 12/30/94. The Plan is a defined contribution plan covering eligible employees of the Company who are not members of a collective bargaining unit. Since the Plan is an individual account plan, it is not subject to the funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Furthermore, it does not require termination insurance, nor does it need to include the statutory provisions dealing with the allocation of assets upon termination. The Company, however, reserves the right to amend or terminate the Plan at any time. In the event of Plan termination, participants will remain fully vested in their accounts.

Effective October 1, 1994, the sponsorship of the Plan was transferred to and assumed by L&F Products Inc. The former sponsor was L&F Products, an unincorporated division of Sterling Winthrop Inc., a subsidiary of Eastman Kodak Company.

Eastman Kodak Company sold the businesses comprising L&F Products Inc. to
MTF Acquisition Corporation and Reckitt & Colman plc effective November 30, 1994 and December 31, 1994, respectively. In connection with such sales, the sponsorship of the Plan was transferred to and assumed by Reckitt & Colman plc on January 1, 1995. Under the sales agreement between Eastman Kodak Company and the respective purchasers, the purchasers are required to establish defined contribution plans for or to accept the transfer of account balances of the plan participants. Upon such transfer of assets to the new plans it is expected that the Plan will be terminated.

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

Participants may elect to have their accounts invested in multiples of 10% in the Eastman Kodak Company Fund, Fidelity Retirement Money Market Portfolio, Fidelity Managed Income Portfolio, Fidelity Institutional Short-Intermediate Government Portfolio, Fidelity Balanced Fund, Fidelity Growth & Income Portfolio, Fidelity U.S. Equity Index Portfolio, and Fidelity Magellan Fund, which are part of the L&F Products Employees' Savings Plan Master Trust
(the "Master Trust"). Dividends paid and interest earned are credited to each participant's account and reinvested in the respective funds. Participants may change their elections or transfer their accounts among the various Master Trust funds six times each calendar year.

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

The Plan re-allocates forfeitures of non-vested Company contributions resulting from employee terminations to the accounts of active participants. Forfeitures amounted to $130,005 and $98,734 for the years ended December 30, 1994 and 1993, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
===================================================

The following is a summary of significant accounting policies followed by the Plan and the Master Trust:

Basis of accounting:

The accounts of the Plan and Master Trust have been prepared on an accrual basis. Certain prior year amounts have been reclassified to conform with current year presentation.

Valuation of investments:

Plan Investments at December 30, 1994 and 1993, consist of an undivided interest in the Master Trust assets which are presented at fair value. The fair value of investments held by the Master Trust is stated at the closing market price for investments traded on National Securities Exchanges or at the published net asset value for mutual funds. Security transactions are accounted for on a trade date basis. Net assets and net investment income of the Master Trust are allocated to the Plan based upon participants' account balances and activity.

Income and expense recognition:

All expenses of the Plan and its administration, except for brokers' commissions which are deducted from investment transactions, are paid by the Company. Dividend income is recorded on the ex-dividend date and interest income is recorded as earned.


NOTE 3 - EASTMAN CHEMICAL COMPANY SPIN-OFF
==========================================

On December 31, 1993, Kodak spun-off its worldwide chemical business through a dividend to its shareowners. For every four Kodak shares owned, shareowners received one share of Eastman Chemical Company ("ECC"). On January 4, 1994, the L&F Products Employee Savings Plan Trust received 98,173 shares of ECC stock which it sold for $4,277,477 and acquired Kodak shares with these proceeds.

NOTE 4 - INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLANS MASTER TRUST
=============================================================================

The net assets of the Plan are consolidated in the Master Trust together with net assets of the L&F Products Employees' Savings Plan II. The Master Trust assets are comprised of the following funds:

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

INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)

The statements of net assets with fund information and changes in net assets with fund information of the Master Trust are as follows:

                                                                      December 30, 1994
                                                                     Fidelity Investments
                                     -----------------------------------------------------------------------------------------
                                                                                     Institutional
                                                                                        Short-
                                                      Retirement                     Intermediate
                                     Eastman Kodak   Money Market  Managed Income     Government     Balanced
                                     Company Fund     Portfolio       Portfolio        Portfolio       Fund        Sub-Total
                                    =============     =========      ==========       ==========     =========     ===========
Eastman Kodak Company common
  stock                              $24,082,331     $     --       $      --        $     --       $     --       $24,082,331

Fidelity
  U.S. Gov't Reserve Pool                216,352           --              --              --             --           216,352
  Retirement Money Market Portfolio         --        4,536,138            --              --             --         4,536,138
  Managed Income Portfolio                  --             --        10,197,490            --             --        10,197,490
  Short-Intermediate Gov't Portfolio        --             --              --         4,907,856           --         4,907,856
  Balanced Fund                             --             --              --              --        3,789,664       3,789,664
  Growth and Income Portfolio               --             --              --              --             --             --
  U.S. Equity Index Portfolio               --             --              --              --             --             --
  Magellan Fund                             --             --              --              --             --             --

Dividend/interest receivable             198,735         20,440          49,644          31,913           --           300,732
Receivable from trustee and other          3,256           --              --              --             --             3,256
                                     -----------     ----------      ----------      ----------     ----------     -----------
Total Master Trust net assets        $24,500,674     $4,556,578     $10,247,134      $4,939,769     $3,789,664     $48,033,819
                                     ===========     ==========     ===========      ==========     ==========     ===========

                                                       Continued on next page

INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)


                                                            December 30, 1994
                                                            Fidelity Investments
                                   ----------------------------------------------------------------------------
                                                      Growth            U.S.
                                   Balance From       & Income     Equity Index       Magellan                    Dec. 30, 1993
                                    Prior Page       Portfolio       Portfolio          Fund            TOTAL         TOTAL
                                   ============    ============    ============      ==========     ===========   ===========
Eastman Kodak Company common
  stock                              $24,082,331     $    --         $    --         $    --         $24,082,331   $21,657,122

Fidelity
  U.S. Gov't Reserve Pool                216,352          --              --              --             216,352       381,221
  Retirement Money Market
    Portfolio                          4,536,138          --              --              --           4,536,138     4,199,341
  Managed Income Portfolio            10,197,490          --              --              --          10,197,490     9,198,719
  Short-Intermediate Gov't
    Portfolio                          4,907,856          --              --              --           4,907,856     5,519,068
  Balanced Fund                        3,789,664          --              --              --           3,789,664     4,454,424
  Growth and Income Portfolio               --        6,463,108           --              --           6,463,108     6,003,949
  U.S. Equity Index Portfolio               --            --          6,885,597           --           6,885,597     7,151,783
  Magellan Fund                             --            --              --          6,897,969        6,897,969     5,762,758


Dividend/interest receivable             300,732          --               --             --             300,732       273,215
Receivable from trustee and other          3,256          --               --             --               3,256         4,255
                                     -----------     ----------      ----------      ----------      -----------   -----------
Total Master Trust net assets        $48,033,819     $6,463,108      $6,885,597      $6,897,969      $68,280,493   $64,605,855
                                     ===========     ==========      ==========      ==========      ===========   ===========










INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)
=================================================================================

                                                      For the year ended December 30, 1994
                                                                Fidelity Investments
                              ---------------------------------------------------------------------------------------
                                                                             Institutional
                                               Retirement                    Short-Inter-
                                Eastman Kodak Money Market   Managed Income  mediate Gov't   Balanced
                                Company Fund   Portfolio        Portfolio      Portfolio       Fund        Sub-Total
                                ============  ============   ==============  ==============  =========       ========
Contributions:
 Participants                    $ 1,262,865  $  351,338     $   792,409     $  411,345     $  458,366      $ 3,276,323
 Transfers from other
   tax-qualified
   retirement plans                   37,586       8,864           4,341          1,262        143,921          195,974
 Employer                            491,019     157,204         338,162        169,629        161,301        1,317,315


Investment income:
 Interest and dividends              811,224     186,497         528,208        328,528        138,712        1,993,169
 Net appreciation
   (depreciation)
   of investments                  1,181,287        --              --         (374,168)      (393,515)         413,604
 Total additions                   3,783,981     703,903       1,663,120        536,596        508,785        7,196,385

Withdrawals by participants        1,603,232   1,207,326       1,556,095        448,169        427,477        5,242,299
 Increase (Decrease) in
   net assets                      2,180,749    (503,423)        107,025         88,427         81,308        1,954,086

Net assets available for plan
  benefits at beginning
  of year                         22,232,342   4,210,445       9,241,470      5,546,406      4,456,472       45,687,135

Net asset transfers:
  Interfund                           87,583     849,556         898,639       (695,064)      (748,116)         392,598
                                  ----------  ----------     -----------     ----------      ---------      -----------
Net assets available for plan
  benefits at end of year        $24,500,674  $4,556,578     $10,247,134     $4,939,769     $3,789,664      $48,033,819
                                 ===========  ==========     ===========     ==========     ==========      ===========
                                                                                             Continued on next page

INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)
===============================================================================
                                                         For the year ended December 30, 1994
                                                               Fidelity Investments
                              ----------------------------------------------------------------------------
                                                    Growth        U.S.                                        For the Year
                                   Balance From    & Income   Equity Index      Magellan                     Ended 12/30/93
                                    Prior Page    Portfolio     Portfolio         Fund          Total             Total
                                   ===========  ============ ==============  =============   ============    ===============
Contributions:
  Participants                      $ 3,276,323 $  794,737   $  561,824      $  952,736     $ 5,585,620      $ 5,574,317
  Transfers from other
    tax-qualified
    retirement plans                    195,974     58,061        4,987          73,569         332,591          296,692
  Employer                            1,317,315    280,273      212,178         339,342       2,149,108        2,172,093

Investment income:
  Interest and dividends              1,993,169    462,546      215,493         252,355       2,923,563        3,198,814
  Net appreciation (depreciation)
    of investments                      413,604   (348,543)    (167,104)       (372,160)       (474,203)       7,745,255
  Total additions                     7,196,385  1,247,074      827,378       1,245,842      10,516,679       18,987,171

Withdrawals by participants           5,242,299    493,820      566,508         539,414       6,842,041        4,793,223
  Increase (Decrease) in net assets   1,954,086    753,254      260,870         706,428       3,674,638       14,193,948

Net assets available for plan
  benefits at beginning
  of year                            45,687,135  6,004,082    7,151,797       5,762,841      64,605,855       50,411,907

Net asset transfers:
  Interfund                             392,598   (294,228)    (527,070)        428,700           --              --
                                    ----------- ----------   ----------      ----------     -----------      -----------
Net assets available for plan
  benefits at end of year           $48,033,819 $6,463,108   $6,885,597      $6,897,969     $68,280,493      $64,605,855
                                    =========== ==========   ==========      ==========     ===========      ===========


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


                                            L&F Products
                                            Employees' Savings Plan I



                                            Raymond J. Stack, Jr.





       Date:  April 1, 1995

(III)  EXHIBIT


                      CONSENT OF INDEPENDENT ACCOUNTANTS



       We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-38633) of Eastman Kodak Company of our report dated April 1, 1995 relating to the L&F Products Employees'Savings Plan I financial statements appearing on page 3 of this Annual Report on Form 11-K.





       PRICE WATERHOUSE LLP

       New York, New York
       April 24, 1995

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 11-K



      [x] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 30, 1994

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




          A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                                 L&F PRODUCTS
                          EMPLOYEES' SAVINGS PLAN II
                               225 Summit Avenue
                              Montvale, NJ 07645

          B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

                             EASTMAN KODAK COMPANY
                               343 State Street
                              Rochester, NY 14650

                               TABLE OF CONTENTS

                                                                  Page No.

(I)    Financial Statements

       (a)  Report of Independent Accountants                          3

       (b)  Statement of Net Assets Available for Plan                 4
            Benefits - December 30, 1994 and 1993

       (c)  Statement of Changes in Net Assets                       5 -  7
            Available for Plan Benefits -
            Year ended December 30, 1994 and 1993

       (d)  Notes to Financial Statements                            8 - 16

(II)   Signatures                                                     17


(III)  Exhibit

       (a)  Consent of Independent Accountants                        18

<AUDIT-REPORT>
                       REPORT OF INDEPENDENT ACCOUNTANTS



To the L&F Products Employees'
Savings Plan II Committee and the
Participants of the L&F Products
Employees' Savings Plan II

In our opinion, the accompanying statement of net assets available for plan benefits and the related statement of changes in net assets available for plan benefits with fund information present fairly, in all material respects, the net assets available for plan benefits of the L&F Products Employees' Savings Plan II at December 30, 1994, and the changes in net assets available for plan benefits for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan Administrator; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Plan Administrator, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.
We have previously audited, in accordance with generally accepted auditing standards, the statement of net assets available for plan benefits as of December 30, 1993 and the related statement of changes in net assets available for plan benefits with fund information for the year then ended
(not presented herein) and in our report dated April 1, 1994 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of net assets available for plan benefits as of December 30, 1993 and the condensed statement of changes in net assets available for plan benefits for the year ended December 30, 1993, when read in conjunction with the financial statements from which it has been derived, is fairly stated in all material respects in relation thereto.

As discussed in Note 1 to the financial statements, the businesses comprising L&F Products Inc. were sold to MTF Acquisition Corporation and Reckitt & Colman plc effective November 30, 1994 and December 31, 1994, respectively. The financial statements do not include any obligations related to, or any adjustments that may result from, the transfer of plan assets and liabilities to defined contribution plans of the acquiring companies or the termination of the Plan.



PRICE WATERHOUSE LLP

New York, New York
April 1, 1995
</AUDIT-REPORT>

                                 L&F PRODUCTS

                          EMPLOYEES' SAVINGS PLAN II

                            STATEMENT OF NET ASSETS

                          AVAILABLE FOR PLAN BENEFITS



                                                    DECEMBER 30,  DECEMBER 30,
                                                        1994          1993
                                                    ============  ============

Investment in the L&F Products
   Employees' Savings Plans
   Master Trust, at fair
   value (Note 4):


     Eastman Kodak Company Fund                     $3,630,135    $3,358,343
     Fidelity Retirement Money Market Portfolio        396,355       298,402
     Fidelity Managed Income Portfolio                 961,631       915,856
     Fidelity Institutional Short-Intermediate
          Government Portfolio                         213,149       230,605

     Fidelity Balanced Fund                            161,590       180,701
     Fidelity Growth & Income Portfolio                270,546       206,248
     Fidelity U.S. Equity Index Portfolio              352,246       291,240
     Fidelity Magellan Fund                            274,659       248,130
                                                    ----------    ----------
        Total Investment in Master Trust             6,260,311     5,729,525
Participant Loans                                        3,323           814
                                                    ----------    ----------
Net assets available for
   plan benefits                                    $6,263,634    $5,730,339
                                                    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                                         L&F PRODUCTS
                                                  EMPLOYEES' SAVINGS PLAN II
                                              STATEMENT OF CHANGES IN NET ASSETS
                                       AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                              For the year ended December 30, 1994
                                                                    Fidelity Investments
                                   ----------------------------------------------------------------------------------------
                                                                                Institutional
                                                                                   Short-
                                                  Retirement                    Intermediate
                                   Eastman Kodak Money Market   Managed Income   Government     Balanced
                                   Company Fund   Portfolio        Portfolio     Portfolio        Fund          Sub-Total
                                   ============  ============   ============== ==============   =========       =========
Contributions:
   Participants                    $  135,291       $ 43,182      $ 97,970        $ 21,042       $ 20,798       $  318,283
   Transfers from other
     tax-qualified
     retirement plans                    --             --             --             --              --              --
   Employer                            55,471         20,149        41,785           8,808          6,652          132,865

Investment income:
   Interest and dividends             120,552         13,105        50,554          14,308          5,737          204,256
   Net appreciation (depreciation)
     of investments                   177,508          --             --           (16,319)       (15,856)         145,333
     Total additions                  488,822         76,436       190,309          27,839         17,331          800,737

Withdrawals by participants            99,220         59,829       171,891          30,764         13,297          375,001
  Increase (Decrease) in net assets   389,602         16,607        18,418          (2,925)         4,034          425,736

Net assets available for plan
   benefits at beginning of year    3,358,343        298,402       915,856         230,605        180,701        4,983,907

Net asset transfers:
   Interfund                         (117,810)        81,346        27,357         (14,531)       (23,145)         (46,783)
                                   ----------       --------      --------        --------       --------       ----------
Net assets available for plan
   benefits at end of year         $3,630,135       $396,355      $961,631        $213,149       $161,590       $5,362,860
                                   ==========       ========      ========        ========       ========       ==========

The accompanying notes are an integral part of these financial statements.
                                                        Continued on next page

                                                         L&F PRODUCTS
                                                  EMPLOYEES' SAVINGS PLAN II
                                              STATEMENT OF CHANGES IN NET ASSETS
                                       AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                       For the year ended December 30, 1994
                                  ----------------------------------------------------------------------------------------
                                                             Fidelity Investments
                                  ---------------------------------------------------------
                                                  Growth          U.S.
                                  Balance from   & Income     Equity Index     Magellan      Participant
                                   Prior Page    Portfolio      Portfolio        Fund           Loans             Total
                                 ============= ============  ==============  ============    ============    ==============
Contributions:
   Participants                    $  318,283   $ 26,806       $ 61,319        $ 31,523           $ --        $  437,931
   Transfers from other
     tax-qualified
     retirement plans                   --           --             --              --              --             --
   Employer                           132,865      8,832         22,592          10,192             --           174,481

Investment income:
   Interest and dividends             204,256     17,971         10,094           8,905             --           241,226
   Net appreciation
     (depreciation) of
      investments                     145,333    (12,731)        (7,337)        (12,312)            --           112,953
     Total additions                  800,737     40,878         86,668          38,308             --           966,591

Withdrawals by participants           375,001      9,694         32,548          16,053             --           433,296
   Increase (Decrease) in
    net assets                        425,736     31,184         54,120          22,255             --           533,295

Net assets available for plan
   benefits at beginning of year    4,983,907    206,248        291,240         248,130              814       5,730,339

Net asset transfers:
   Interfund                          (46,783)    33,114          6,886           4,274            2,509           --
                                   ----------   --------       --------         --------          ------      ----------
Net assets available for plan
   benefits at end of year         $5,362,860   $270,546       $352,246        $274,659           $3,323      $6,263,634
                                   ==========   ========       ========        ========           ======      ==========

The accompanying notes are an integral part of these financial statements.
                                                                                                   Continued on next page

                                                         L&F PRODUCTS
                                                  EMPLOYEES' SAVINGS PLAN II
                                              STATEMENT OF CHANGES IN NET ASSETS
                                       AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION



                                              For the Year                   For the Year
                                              Ended 12/30/94                 Ended 12/30/93
                                                  Total                          Total
                                              ==============                 ==============
Contributions:
   Participants                               $  437,931                       $  419,878
   Transfers from other
     tax-qualified
     retirement plans                               --                              --
   Employer                                      174,481                          169,012

Investment income:
   Interest and dividends                        241,226                          247,560
   Net appreciation (depreciation)
     of investments                              112,953                        1,032,765
     Total additions                             966,591                        1,869,215

Withdrawals by participants                      433,296                          481,505
   Increase (Decrease) in net assets             533,295                        1,387,710

Net assets available for plan
   benefits at beginning of year               5,730,339                        4,342,629

Net asset transfers:
   Interfund                                        --                              --
                                              ----------                       ----------
Net assets available for plan
   benefits at end of year                    $6,263,634                       $5,730,339
                                              ==========                       ==========

The accompanying notes are an integral part of these financial statements.

                                 L&F PRODUCTS
                          EMPLOYEES' SAVINGS PLAN II

                         Notes to Financial Statements

NOTE 1 - DESCRIPTION OF PLAN
============================

The L&F Products Employees' Savings Plan II (the "Plan") was sponsored by L&F Products Inc. (the "Company") at 12/30/94. The Plan is a defined contribution plan covering eligible employees of the Company who are members of a collective bargaining unit. Since the Plan is an individual account plan, it is not subject to the funding requirements of the Employee Retirement Income
Security Act of 1974 ("ERISA"). Furthermore, it does not require termination insurance, nor does it need to include the statutory provisions dealing with the allocation of assets upon termination. The Company, however, reserves the right to amend or terminate the Plan at any time. In the event of Plan termination, participants will remain fully vested in their accounts.

Effective October 1, 1994, the sponsorship of the Plan was transferred to and assumed by L&F Products Inc. The former sponsor was L&F Products, an unincorporated division of Sterling Winthrop Inc., a subsidiary of Eastman Kodak Company.

Eastman Kodak Company sold the businesses comprising L&F Products Inc. to MTF Acquisition Corporation and Reckitt & Colman plc effective November 30, 1994 and December 31, 1994, respectively. In connection with such sales, the sponsorship of the Plan was transferred to and assumed by Reckitt & Colman plc on January 1, 1995. Under the sales agreement between Eastman Kodak Company and the respective purchasers, the purchasers are required to establish defined contribution plans for or to accept the transfer of account balances of the plan participants. Upon such transfer of assets to the new plans it is expected that the Plan will be terminated.

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

Participants may elect to have their accounts invested in multiples of 10% in the Eastman Kodak Company Fund, Fidelity Retirement Money Market Portfolio, Fidelity Managed Income Portfolio, Fidelity Institutional Short- Intermediate Government Portfolio, Fidelity Balanced Fund, Fidelity Growth & Income Portfolio, Fidelity U.S. Equity Index Portfolio, and Fidelity Magellan Fund, which are part of the L&F Products Employees' Savings Plan Master Trust
(the "Master Trust"). Dividends paid and interest earned are credited to each participant's account and reinvested in the respective funds. Participants may change their elections or transfer their accounts among the various Master Trust funds six times each calendar year.

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

The Plan re-allocates forfeitures of non-vested Company contributions resulting from employee terminations to the accounts of active participants. Forfeitures amounted to $2,364 and $338 for the years ended December 30, 1994 and 1993, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
===================================================

The following is a summary of significant accounting policies followed by the Plan and the Master Trust:

Basis of accounting:

The accounts of the Plan and Master Trust have been prepared on an accrual basis. Certain prior year amounts have been reclassified to conform with current year presentation.

Valuation of investments:

Plan Investments at December 30, 1994 and 1993, consist of an undivided interest in the Master Trust assets which are presented at fair value. The fair value of investments held by the Master Trust is stated at the closing market price for investments traded on National Securities Exchanges or at the published net asset value for mutual funds. Security transactions are accounted for on a trade date basis. Net assets and net investment income of the Master Trust are allocated to the Plan based upon participants' account balances and activity.

Income and expense recognition:

All expenses of the Plan and its administration, except for brokers' commissions which are deducted from investment transactions, are paid by the Company. Dividend income is recorded on the ex-dividend date and interest income is recorded as earned.



NOTE 3 - EASTMAN CHEMICAL COMPANY SPIN-OFF
==========================================

On December 31, 1993, Kodak spun-off its worldwide chemical business through a dividend to its shareowners. For every four Kodak shares owned, shareowners received one share of Eastman Chemical Company ("ECC"). On
January 4, 1994, the L&F Products Employee Savings Plan Trust received 98,173 shares of ECC stock which it sold for $4,277,477 and acquired Kodak shares with these proceeds.

NOTE 4 - INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLANS MASTER TRUST
=============================================================================

The net assets of the Plan are consolidated in the Master Trust together with net assets of the L&F Products Employees' Savings Plan I. The Master Trust assets are comprised of the following funds:


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

INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)

The statements of net assets with fund information and changes in net assets with fund information of the Master
Trust are as follows:

                                                                       December 30, 1994
                                                                     Fidelity Investments
                                     -----------------------------------------------------------------------------------------
                                                                                     Institutional
                                                                                        Short-
                                                      Retirement                     Intermediate
                                     Eastman Kodak   Money Market  Managed Income     Government     Balanced
                                     Company Fund     Portfolio       Portfolio        Portfolio       Fund        Sub-Total
                                    ============      =========      ==========       =========      =========     ===========
Eastman Kodak Company common
  stock                              $24,082,331     $    --        $     --          $   --        $    --        $24,082,331

Fidelity
  U.S. Gov't Reserve Pool                216,352          --              --              --             --            216,352
  Retirement Money Mkt.                    --         4,536,138           --              --             --          4,536,138
  Managed Income Portfolio                 --             --         10,197,490           --             --         10,197,490
  Short-Intermediate Government
   Portfolio                               --             --              --           4,907,856         --          4,907,856
  Balanced Fund                            --             --              --              --         3,789,664       3,789,664
  Growth and Income Portfolio              --             --              --              --             --             --
  U.S. Equity Index Portfolio              --             --              --              --             --             --
  Magellan Fund                            --             --              --              --             --             --

Dividend/interest receivable             198,735         20,440          49,644           31,913         --            300,732
Receivable from trustee and other          3,256          --              --              --             --              3,256
                                     -----------     ----------      ----------       ----------    ----------     -----------
Total Master Trust net assets        $24,500,674     $4,556,578     $10,247,134       $4,939,769    $3,789,664     $48,033,819
                                     ===========     ==========     ===========       ==========    ==========     ===========

                                                                                                        Continued on next page

INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)


                                                            December 30, 1994
                                                            Fidelity Investments
                                   ----------------------------------------------------------------------------
                                                      Growth            U.S.
                                   Balance From       & Income     Equity Index       Magellan                    Dec. 30, 1993
                                    Prior Page       Portfolio       Portfolio          Fund            TOTAL         TOTAL
                                   ============    ============    ============      ==========     ===========   ===========
Eastman Kodak Company common
  stock                            $24,082,331     $    --         $    --           $   --        $24,082,331   $21,657,122

Fidelity
  U.S. Gov't Reserve Pool              216,352          --              --               --            216,352       381,221
  Retirement Money Mkt.
   Portfolio                         4,536,138          --              --               --          4,536,138     4,199,341
  Managed Income Portfolio          10,197,490          --              --               --         10,197,490     9,198,719
  Short-Intermediate Gov't
   Portfolio                         4,907,856          --              --               --          4,907,856     5,519,068
  Balanced Fund                      3,789,664          --              --               --          3,789,664     4,454,424
  Growth and Income Portfolio             --        6,463,108           --               --          6,463,108     6,003,949
  U.S. Equity Index Portfolio             --            --          6,885,597            --          6,885,597     7,151,783
  Magellan Fund                           --            --              --            6,897,969      6,897,969     5,762,758


Dividend/interest receivable           300,732          --              --               --            300,732       273,215
Receivable from trustee and other        3,256          --              --               --              3,256         4,255
                                   -----------     ----------      ----------        ----------    -----------   -----------
Total Master Trust net assets      $48,033,819     $6,463,108      $6,885,597        $6,897,969    $68,280,493   $64,605,855
                                   ===========     ==========      ==========        ==========    ===========   ===========


INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)
=================================================================================

                                                      For the year ended December 30, 1994
                                                                Fidelity Investments
                              ---------------------------------------------------------------------------------------
                                                                             Institutional
                                               Retirement                    Short-Inter-
                                Eastman Kodak Money Market   Managed Income  mediate Gov't   Balanced
                                Company Fund   Portfolio        Portfolio      Portfolio       Fund        Sub-Total
                                ============  ============   ==============  ==============  =========       ========
Contributions:
 Participants                    $ 1,262,865  $  351,338     $   792,409      $  411,345     $  458,366      $ 3,276,323
 Transfers from other
   tax-qualified
   retirement plans                   37,586       8,864           4,341           1,262        143,921          195,974
 Employer                            491,019     157,204         338,162         169,629        161,301        1,317,315


Investment income:
 Interest and dividends              811,224     186,497         528,208         328,528        138,712        1,993,169
 Net appreciation
  (depreciation) of
   investments                     1,181,287        --              --          (374,168)      (393,515)         413,604
 Total additions                   3,783,981     703,903       1,663,120         536,596        508,785        7,196,385

Withdrawals by participants        1,603,232   1,207,326       1,556,095         448,169        427,477        5,242,299
 Increase (Decrease) in
 net assets                        2,180,749    (503,423)        107,025          88,427         81,308        1,954,086

Net assets available for plan
 benefits at beginning
 of year                          22,232,342   4,210,445       9,241,470       5,546,406      4,456,472       45,687,135

Net asset transfers:
 Interfund                            87,583     849,556         898,639        (695,064)      (748,116)         392,598
                                 -----------   ----------    -----------      ----------     ----------      -----------
Net assets available for plan
 benefits at end of year         $24,500,674  $4,556,578     $10,247,134      $4,939,769     $3,789,664      $48,033,819
                                 ===========  ==========     ===========      ==========     ==========      ===========
                                                                                              Continued on next page

INVESTMENT IN THE L&F PRODUCTS EMPLOYEES' SAVINGS PLAN MASTER TRUST (CONTINUED)
===============================================================================
                                                         For the year ended December 30, 1994
                                                               Fidelity Investments
                              ----------------------------------------------------------------------------
                                                    Growth        U.S.                                        For the Year
                                   Balance From    & Income   Equity Index      Magellan                     Ended 12/30/93
                                    Prior Page    Portfolio     Portfolio         Fund          Total             Total
                                   ===========  ============ ==============  =============   ============    ===============
Contributions:
 Participants                      $ 3,276,323  $  794,737   $  561,824       $  952,736      $ 5,585,620     $ 5,574,317
 Transfers from other
   tax-qualified
   retirement plans                    195,974      58,061        4,987          73,569          332,591          296,692
 Employer                            1,317,315     280,273      212,178         339,342        2,149,108        2,172,093

Investment income:
 Interest and dividends              1,993,169     462,546      215,493         252,355        2,923,563        3,198,814
 Net appreciation (depreciation)
   of investments                      413,604    (348,543)    (167,104)       (372,160)        (474,203)       7,745,255
 Total additions                     7,196,385   1,247,074      827,378       1,245,842       10,516,679       18,987,171

Withdrawals by participants          5,242,299     493,820      566,508         539,414        6,842,041        4,793,223
 Increase (Decrease) in net assets   1,954,086     753,254      260,870         706,428        3,674,638       14,193,948

Net assets available for plan
 benefits at beginning of year      45,687,135   6,004,082    7,151,797       5,762,841       64,605,855       50,411,907

Net asset transfers:
 Interfund                             392,598    (294,228)    (527,070)        428,700            --               --
                                    ----------  ----------   ----------      ----------      -----------      -----------
Net assets available for plan
 benefits at end of year           $48,033,819  $6,463,108   $6,885,597      $6,897,969      $68,280,493      $64,605,855
                                   ===========  ==========   ==========      ==========      ===========      ===========

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


                                            L&F Products
                                            Employees' Savings Plan II



                                            Raymond J. Stack, Jr.





       Date:  April 1, 1995

(III)  EXHIBIT


                       CONSENT OF INDEPENDENT ACCOUNTANTS



       We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No.33-38632) of Eastman Kodak Company of our report dated April 1, 1995 relating to the L&F Products Employees' Savings Plan II financial statements appearing on page 3 of this Annual Report on Form 11-K.





       PRICE WATERHOUSE LLP

       New York, New York
       April 24, 1995