Form 10-Q
period 1995-06-30
EASTMAN KODAK CO
filed 1995-08-09
CIK 31235

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q


           X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 1995

                                   or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                       Number of Shares Outstanding at
                Class                           June 30, 1995
     Common Stock, $2.50 par value               341,821,843

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions)                                      Second Quarter           First Half-Year
                                                   1995      1994            1995      1994
REVENUES
  Sales                                          $3,938    $3,425          $7,075    $6,180
  Earnings from equity interests and other
    revenues                                         54        44             126        68
                                                 ------    ------          ------    ------
         TOTAL REVENUES                           3,992     3,469           7,201     6,248
                                                 ------    ------          ------    ------
COSTS
  Cost of goods sold                              2,030     1,782           3,643     3,252
  Selling, general and administrative expenses    1,098       925           1,993     1,672
  Research and development costs                    233       230             452       434
  Interest expense                                   19        28              38        85
  Other charges                                      13        37              61       108
                                                 ------    ------          ------    ------
         TOTAL COSTS                              3,393     3,002           6,187     5,551
                                                 ------    ------          ------    ------
Earnings from continuing operations
 before income taxes                                599       467           1,014       697
Provision for income taxes from continuing
 operations                                         222       172             375       257
                                                 ------    ------          ------    ------
Earnings from continuing operations before
 extraordinary item                                 377       295             639       440

Loss from discontinued operations                    -        (30)             -        (81)
                                                 ------    ------          ------    ------
Earnings before extraordinary item                  377       265             639       359

Extraordinary item                                   -         (1)             -        (13)
                                                 ------    ------          ------    ------

         NET EARNINGS                            $  377    $  264          $  639    $  346
                                                 ======    ======          ======    ======



Earnings per share from continuing
 operations before extraordinary item            $ 1.11    $  .88          $ 1.88    $ 1.33

Loss per share from discontinued operations          -       (.09)             -       (.25)
                                                 ------    ------          ------    ------
Earnings per share before extraordinary item       1.11       .79            1.88      1.08

Extraordinary item                                   -         -               -       (.04)
                                                 ------    ------          ------    ------
Earnings per share                               $ 1.11    $  .79          $ 1.88    $ 1.04
                                                 ======    ======          ======    ======


CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Retained earnings at beginning of period         $4,605    $4,417          $4,485    $4,469
Net earnings                                        377       264             639       346
Cash dividends declared                            (137)     (133)           (273)     (265)
Other changes                                        (7)        4             (13)        2
                                                 ------    ------          ------    ------
         RETAINED EARNINGS at end of period      $4,838    $4,552          $4,838    $4,552
                                                 ======    ======          ======    ======

-----------------------------------------------------------------------------------------------
                              See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                  June 30,            Dec. 31,
                                                    1995                1994
(in millions)
ASSETS

CURRENT ASSETS

Cash and cash equivalents                            $   823         $ 2,020
Marketable securities                                     65              48
Receivables (net of allowances of $126 and $120)       3,265           3,064
Inventories                                            1,873           1,480
Deferred income tax charges                              536             711
Other                                                    242             360
                                                     -------         -------
     Total current assets                              6,804           7,683
                                                     -------         -------
PROPERTIES
Land, buildings and equipment at cost                 12,694          12,299
Less:  Accumulated depreciation                        7,321           7,007
                                                     -------         -------
     Net properties                                    5,373           5,292
                                                     -------         -------
OTHER ASSETS
Goodwill (net of accumulated
  amortization of $259 and $226)                         611             616
Long-term receivables and other
  noncurrent assets                                      893             872
Deferred income tax charges                              496             505
                                                     -------         -------
     TOTAL ASSETS                                    $14,177         $14,968
                                                     =======         =======
-------------------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES
Payables                                             $ 3,295         $ 3,398
Short-term borrowings                                    507             371
Taxes-income and other                                   424           1,701
Dividends payable                                        137             136
Deferred income tax credits                               21             129
                                                     -------         -------
     Total current liabilities                         4,384           5,735

OTHER LIABILITIES
Long-term borrowings                                     654             660
Postemployment liabilities                             3,726           3,671
Other long-term liabilities                              796             790
Deferred income tax credits                              104              95
                                                     -------         -------
     Total liabilities                                 9,664          10,951
                                                     -------         -------
SHAREOWNERS' EQUITY
Common stock at par*                                     971             966
Additional capital paid in or
   transferred from retained earnings                    583             515
Retained earnings                                      4,838           4,485
Accumulated translation adjustment                        76               8
                                                     -------         -------
                                                       6,468           5,974
Less: Treasury stock shares at cost*                   1,955           1,957
                                                     -------         -------
     Total shareowners' equity                         4,513           4,017
                                                     -------         -------
     TOTAL LIABILITIES AND SHAREOWNERS' EQUITY       $14,177         $14,968
                                                     =======         =======

* Common stock: $2.50 par value, 950 million shares authorized, 388 million shares and
  386 million shares issued as of June 30, 1995 and December 31, 1994, respectively.
  Treasury stock at cost consists of approximately 47 million shares at each balance sheet date.
-----------------------------------------------------------------------------------------------
                                See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                  First Half-Year
                                                                 1995          1994
(in millions)
Cash flows from operating activities:


Earnings from continuing operations before
 extraordinary item                                           $   639       $   440
Adjustments to reconcile above earnings to net cash
 provided by operating activities:
    Depreciation and amortization                                 429           381
    Provision (benefit) for deferred taxes                         82           (12)
    Loss on sale and retirement of properties                      48            20
    Increase in receivables                                       (89)         (261)
    Increase in inventories                                      (331)         (165)
    Increase (decrease) in liabilities excluding borrowings       197          (114)
    Other items, net                                             (464)          (96)
                                                              -------       -------
       Total adjustments                                         (128)         (247)
                                                              -------       -------
       Net cash provided by operating activities                  511           193
                                                              -------       -------

Cash flows from investing activities:
    Additions to properties                                      (459)         (627)
    Proceeds from sale of properties and investments               27            25
    Marketable securities - sales                                  23           199
    Cash flows related to sales of non-imaging
     health businesses                                         (1,241)           -
                                                              -------       -------
        Net cash used in investing activities                  (1,650)         (403)
                                                              -------       -------

Cash flows from financing activities:
    Net (decrease) increase in commercial paper borrowings
      of 90 days or less                                         (175)          805
    Proceeds from other borrowings                              1,797            -
    Repayment of other borrowings                              (1,492)       (1,470)
    Dividends to shareowners                                     (273)         (297)
    Exercise of employee stock options                             71            21
                                                              -------       -------
        Net cash used in financing activities                     (72)         (941)
                                                              -------       -------
Effect of exchange rate changes on cash                            14             7
                                                              -------       -------

Net decrease in cash and cash equivalents                      (1,197)       (1,144)
Cash and cash equivalents, beginning of year                    2,020         1,635
                                                              -------       -------
     Cash and cash equivalents, end of quarter                $   823       $   491
                                                              =======       =======
---------------------------------------------------------------------------------------
                           See Notes to Financial Statements

                      NOTES TO FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1994 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. The statements are based in part on estimates and have not been audited by independent accountants. The annual statements will be audited by Price Waterhouse LLP.

--------------------------------------------------------------------------

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

--------------------------------------------------------------------------

RECLASSIFICATIONS

Certain 1994 financial statement amounts have been reclassified to conform to the 1995 presentation.


                                    David J. FitzPatrick, Controller
                                    August 9, 1995

Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

(in millions, except                   Second Quarter               First Half-Year
earnings per share)                1995      1994    Change     1995       1994    Change
Sales                            $3,938    $3,425     +15%    $7,075     $6,180     +14%
Earnings (loss) from operations
 before extraordinary item:
   Continuing                       377       295                639        440
   Discontinued                      -        (30)                -         (81)
Net earnings                        377       264                639        346
 Per share                         1.11       .79               1.88       1.04

Sales of $3,938 million for the second quarter of 1995 and $7,075 million for the first half-year were significantly higher than sales for the comparable periods of last year. Excluding sales of Qualex (a U.S. photofinishing company which had been treated as an equity investment until the remainder of its outstanding shares were acquired in August,
1994), sales increased 11% for the quarter and 10% for the year to date over a year ago. Sales for the quarter and year to date benefited from volume gains and the favorable effects of foreign currency rate changes, but were adversely affected by lower effective selling prices. Currency changes favorably affected 1995 sales by $191 million for the quarter and $318 million year to date. Earnings for the quarter and year to date increased significantly over a year ago as the benefits from higher volumes, manufacturing productivity, the favorable effects of foreign currency rate changes, lower interest expense and higher investment income were only partially offset by cost escalation, increased selling, general and administrative (SG&A) activity and lower effective selling prices. Net earnings for the 1994 second quarter and year to date were adversely affected by approximately $30 million ($.09 per share) for adjustments relating to inventory valuations and revenues on certain service agreements.

During 1994, the Company divested the following non-imaging health businesses: the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostic Division. These businesses have been reported as discontinued operations. As part of the divestitures, the Company announced on April 7, 1995, an agreement to sell its pharmaceutical research and development facility to SmithKline Beecham for approximately $120 million. The proceeds from this sale did not differ materially from the Company's estimated proceeds for the sale of this facility.

Net earnings for the first half of 1994 were reduced by an after-tax extraordinary charge of $13 million ($.04 per share) related to the early extinguishment of debt.

--------------------------------------------------------------------------

Sales by Segment (in millions)
                                       Second Quarter               First Half-Year
                                   1995      1994    Change     1995       1994   Change
Consumer Imaging
  Inside the U.S.                $  817    $  670      +22%   $1,303     $1,001     +30%
  Outside the U.S.                1,061       896      +18     1,842      1,564     +18
                                 ------    ------      ---    ------     ------     ---
   Total Consumer Imaging         1,878     1,566      +20     3,145      2,565     +23
                                 ------    ------      ---    ------     ------     ---
Commercial Imaging
  Inside the U.S.                 1,007       956      + 5     1,932      1,865     + 4
  Outside the U.S.                1,062       903      +18     2,014      1,750     +15
                                 ------    ------      ---    ------     ------     ---
   Total Commercial Imaging       2,069     1,859      +11     3,946      3,615      +9
                                 ------    ------      ---    ------     ------     ---
Deduct Intersegment Sales            (9)       -                 (16)        -
  Total Worldwide                ------    ------      ---    ------     ------     ---
                                 $3,938    $3,425      +15%   $7,075     $6,180     +14%
                                 ======    ======      ===    ======     ======     ===

-------------------------------------------------------------------------
SEGMENT SALES

In the Consumer Imaging segment, sales to customers inside the U.S. increased for the quarter and year to date, when compared with sales for the same periods of 1994, due primarily to Qualex sales. Excluding the sales of Qualex, sales increased 1% in the quarter and 4% year to date due to increased volumes. Outside the U.S., sales increased substantially in the quarter and year to date compared with last year, as good increases in unit volumes and the favorable effects of foreign currency rate changes were only slightly offset by the unfavorable effects of lower effective selling prices. Single-use cameras, Ektacolor papers and Kodacolor 35mm films contributed to the worldwide volume gains in the second quarter and year to date.

In the Commercial Imaging segment, sales to customers inside the U.S. for the 1994 second quarter and year to date reflect a reduction for revenue adjustments on certain service agreements. Excluding these adjustments, sales were up slightly for the quarter and year to date as volume increases were partially offset by lower effective selling prices. Sales to customers outside the U.S. increased substantially in the quarter and significantly year to date when compared with 1994. In both the quarter and year-to-date periods, the benefits from increased unit volumes and the favorable effects of foreign currency rate changes were partially offset by lower effective selling prices. Worldwide volume increases were led by motion picture and television imaging, printing and professional imaging, and health sciences products in the quarter and year to date.

-------------------------------------------------------------------------

COSTS AND EXPENSES
                                         Second Quarter               First Half-Year
(in millions)                      1995      1994    Change     1995      1994   Change
Gross profit                     $1,908    $1,643     +16%    $3,432    $2,928    +17%
  Percent of Sales                 48.5%     48.0%              48.5%     47.4%
Selling, general and
 administrative expenses         $1,098    $  925     +19%    $1,993    $1,672    +19%
  Percent of Sales                 27.9%     27.0%              28.2%     27.1%
Research and development costs   $  233    $  230      +1%    $  452    $  434     +4%
  Percent of Sales                  5.9%      6.7%               6.4%      7.0%

-------------------------------------------------------------------------
Gross profit as a percent of sales in the 1994 second quarter and year to date was reduced by approximately 1.0 and 0.5 percentage points, respectively, due to adjustments relating to inventory valuations and revenue on certain service agreements. Excluding these adjustments, gross profit as a percent of sales decreased in the second quarter as the benefits from higher volumes and manufacturing productivity were more than offset by the unfavorable effects of cost escalation and product mix changes. Year-to-date gross profit as a percent of sales increased, when compared with 1994, as the benefits from higher volumes and manufacturing productivity more than offset cost escalation. SG&A expenses increased 19% in the quarter and year to date when compared with 1994. Excluding the SG&A expenses of Qualex, SG&A expenses increased 14% in the second quarter and year to date. The quarter and year-to-date SG&A expenses increases are due primarily to the unfavorable effects of foreign currency rate changes on locally incurred costs, increased administrative costs and the effect of higher volumes on distribution costs. Research and development costs were essentially level in the quarter and were up slightly year-to-date when compared with last year.

-------------------------------------------------------------------------

Earnings from Operations
 by Industry Segment

(in millions)                         Second Quarter               First Half-Year

                                   1995      1994    Change     1995       1994    Change
Consumer Imaging                  $ 405     $ 384     + 5%     $ 557      $ 487     +14%
  Percent of Sales                 21.6%     24.5%              17.7%      19.0%

Commercial Imaging                $ 175     $ 105     +67%     $ 439      $ 329     +33%
  Percent of Sales                  8.5%      5.6%              11.1%       9.1%
                                  -----     -----     ---      -----      -----     ---
Total                             $ 580     $ 489     +19%     $ 996      $ 816     +22%
                                  =====     =====     ===      =====      =====     ===

-------------------------------------------------------------------------

SEGMENT EARNINGS

Consumer Imaging operating earnings for the quarter increased moderately when compared with the 1994 second quarter, as the benefits from increased unit volumes, favorable effects of foreign currency rate changes and manufacturing productivity were only partially offset by increased SG&A expenses and cost escalation. Year-to-date Consumer Imaging operating earnings increased significantly, as the benefits from increased unit volumes, manufacturing productivity and favorable effects of foreign currency rate changes were only partially offset by increased SG&A expenses, cost escalation and lower effective selling prices.

Commercial Imaging segment operating earnings for the second quarter increased 67% compared with 1994, as the benefits from manufacturing productivity, increased unit volumes and favorable effects of foreign currency rate changes were only partially offset by cost escalation and lower effective selling prices. Year to date, Commercial Imaging segment operating earnings increased 33% compared with the prior year, as the benefits from increased unit volumes, manufacturing productivity and favorable effects of foreign currency rate changes were only partially offset by cost escalation, lower effective selling prices and increased SG&A expenses. In addition, 1994 operating earnings for the quarter and year to date were adversely affected by approximately $48 million for adjustments relating to inventory valuations and revenue on certain service agreements.

--------------------------------------------------------------------------

OTHER REVENUES AND COSTS

Earnings from equity interests and other revenues were higher in the quarter and year to date, when compared with the comparable periods of 1994, due primarily to increased interest income earned on higher average cash balances and increased earnings from equity interests. Interest expense for the 1995 second quarter and year to date decreased, when compared with 1994, due to lower average borrowings. The net effect from foreign exchange transactions and the translation of net monetary items in highly inflationary economies was a gain of $4 million in the quarter and a loss of $10 million for the first half of 1995 compared with a loss of $7 million in the 1994 second quarter and a loss of $43 million in the 1994 year to date, respectively. The year-to-date effective tax rate for both 1995 and 1994 was 37.0%.

--------------------------------------------------------------------------

CASH DIVIDENDS

During the second quarter of 1995, a cash dividend of $137 million (40 cents per share) was declared on the Company's common stock. Total cash dividends declared for the year-to-date periods of 1995 and 1994 amounted to $273 million and $265 million, respectively.

FINANCIAL POSITION

Cash and marketable securities were $888 million at the end of the second quarter, compared with $2,068 million at year-end 1994. The decrease is primarily due to tax payments of approximately $1.3 billion related to the divestiture of the non-imaging health businesses. Net working capital at the end of the quarter increased to $2,420 million from $1,948 million at year-end 1994, primarily due to an increase in inventories and receivables. Projected operating cash flows are expected to be adequate to support normal business operations, planned capital expenditures and dividend payments in 1995.

CAPITAL ADDITIONS

Capital additions for the second quarter of 1995 were $221 million compared with $478 million for the second quarter of 1994. During the second quarter of 1994, the Company terminated a Master Lease agreement by purchasing approximately $292 million of equipment it had been leasing.
For the first half of 1995, capital additions were $459 million versus
$627 million a year ago. The provision for depreciation for the first two quarters of 1995 was $396 million, compared with $364 million for the comparable period of 1994.

--------------------------------------------------------------------------

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


Item 4.    Submission of Matters to a Vote of Security Holders

           The 1995 Annual Meeting of Shareowners of Eastman Kodak Company was held on May 10.

           A total of 282,330,138 of the Company's shares were present or represented by proxy at the meeting. This represented more than 83% of the Company's shares outstanding.

           The individuals named below were elected to three-year terms as Class II Directors:

           Name                      Votes Received            Votes Withheld

           Alice F. Emerson            280,657,500               1,672,638
           Robert C. Goizueta          280,728,285               1,601,853
           Wilbur J. Prezzano          280,682,958               1,647,180
           Leo J. Thomas               280,706,045               1,624,093

           Richard S. Braddock, Karlheinz Kaske, Richard A. Zimmerman, Martha Layne Collins, George M. C. Fisher, Paul E. Gray and John J. Phelan, Jr. all continue as Directors of the Company.

           The election of Price Waterhouse LLP as independent accountants was ratified, with 280,730,169 shares voting for, 778,042 shares voting against, and 821,927 shares abstaining.


The Eastman Kodak Company 1995 Long-term Compensation Plan was approved, with 191,928,211 shares voting for, 45,475,837 shares voting against, 3,831,219 shares abstaining, and 41,094,871 non-votes.

The Management Variable Compensation Plan was approved, with 191,086,773 shares voting for, 46,003,341 shares voting against, 4,146,555 shares abstaining, and 41,093,469 non-votes.

The Wage Dividend Plan was approved, with 196,841,787 shares voting for, 40,479,256 shares voting against, 3,807,292 shares abstaining, and 41,201,803 non-votes.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 12.

           (b)  Reports on Form 8-K
                No reports on Form 8-K were filed or required to be filed for the quarter ended June 30, 1995.

                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EASTMAN KODAK COMPANY
                                                  (Registrant)





Date    August 9, 1995

David J. FitzPatrick, Controller,
                                        Principal Accounting Officer and
                                        Duly Authorized Officer

              Eastman Kodak Company and Subsidiary Companies

           Index to Exhibits and Financial Statement Schedules

                                                                 Page No.
Exhibit

    (10) A.  Management Variable Compensation Plan,
              effective January 1, 1995.                         13 - 31

         B.  1995 Omnibus Long-Term Compensation Plan,
              effective February 1, 1995.                        32 - 61


    (11) First Half-Year 1995 Computation of Earnings Per
         Common Share                                              62

EASTMAN KODAK COMPANY                                   Exhibit (10) A.


MANAGEMENT VARIABLE COMPENSATION PLAN



Article                                                               Page

1.      Purpose, Effective Date and Term of Plan                        14

2.      Definitions                                                     14

3.      Eligibility                                                     20

4.      Plan Administration                                             20

5.      Forms of Awards                                                 21

6.      Determination of Awards for a Performance Period                22

7.      Payment of Awards for a Performance Period                      24

8.      Deferral of Awards                                              25

9.      Additional Awards                                               25

10.     Change In Ownership                                             26

11.     Change In Control                                               27

12.     Shares Subject to the Plan                                      28

13.     Miscellaneous                                                   29



Copyright 1995, Eastman Kodak Company

ARTICLE 1  --  PURPOSE, EFFECTIVE DATE AND TERM OF PLAN

1.1  Purpose

The purposes of the Plan are to provide an annual incentive to Key Employees of the Company to put forth maximum efforts toward the continued growth and success of the Company, to encourage such Key Employees to remain in the employ of the Company, to assist the Company in attracting and motivating new Key Employees on a competitive basis, and to endeavor to qualify the Awards granted to Covered Employees under the Plan as performance-based compensation as defined in Section 162(m) of the Code. The Plan is intended to apply to Key Employees of the Company in the United States and throughout the world.

1.2  Effective Date

The Plan shall be effective as of January 1, 1995, subject to approval by Kodak's shareholders at the 1995 Annual Meeting of the Shareholders of Kodak.

1.3  Term

Awards shall not be granted pursuant to the Plan after December 31, 1999; provided, however, the Committee may grant Awards after such date in recognition of performance for a Performance Period completed on or prior to such date.




ARTICLE 2  --  DEFINITIONS

2.1.      Actual Award Pool

 "Actual Award Pool" means, for a Performance Period, the amount determined in accordance with Section 6.4.

2.2.      Average Net Assets

 "Average Net Assets" means, for the Performance Period, the simple average of the Company's Net Assets for each of the following five fiscal quarters of the Company: the four fiscal quarters of the Performance Period and the fiscal quarter immediately preceding the Performance Period. For purposes of this calculation, Net Assets for a fiscal quarter shall be determined as of the end of such quarter.

2.3.      Award

 "Award" means the compensation granted to a Participant by the Committee for a Performance Period pursuant to Articles 6 and 7 or the compensation granted to a Key Employee by the Committee pursuant to
Article 9.  All Awards shall be issued in the form(s) specified by
Article 5.

2.4. Award Payment Date

 "Award Payment Date" means, for each Performance Period, the date that the amount of the Award for that Performance Period shall be paid to the Participant under Article 7, without regard to any election to defer receipt of the Award made by the Participant under Article 8 of the Plan.

2.5.      Board

 "Board" means the Board of Directors of Kodak.

2.6.      Carryforward Amount

 "Carryforward Amount" means, for any Performance Period, the sum of the Carryovers for all prior Performance Periods less the sum of all Awards granted from the Carryforward Amount pursuant to Sections 6.4(d) and 9.5.

2.7.      Carryover

 "Carryover" means, for a Performance Period, that portion, if any, or all of the difference, if any, between the Maximum Award for such Performance Period and the sum of all Awards paid under the Plan for such Performance Period, which the Committee elects to add to the Carryforward Amount.

2.8.      Cause

 "Cause" means (a) the willful and continued failure by a Key Employee to substantially perform his or her duties with his or her employer after written warnings identifying the lack of substantial performance are delivered to the Key Employee by his or her employer to specifically identify the manner in which the employer believes that the Key Employee has not substantially performed his or her duties; or (b) the willful engaging by a Key Employee in illegal conduct which is materially and demonstrably injurious to the Company.

2.9.      CEO

 "CEO" means the Chief Executive Officer of Kodak.

2.10.     Change In Control

 "Change In Control" means a change in control of Kodak of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item 1(a) of the Current Report on Form 8-K, as in effect on August 1, 1989, pursuant to Section 12 or 15(d) of the Exchange Act; provided that, without limitation, a Change In Control shall be deemed to have occurred at such time as (i) any "person" within the meaning of Section 13(d) of the Exchange Act, other than Kodak, a Subsidiary, or any employee benefit plan(s) sponsored by Kodak or any Subsidiary, is or has become the "beneficial owner," as defined in Rule 12d-3 under the Exchange Act, directly or indirectly, of

25% or more of the combined voting power of the outstanding securities of Kodak ordinarily having the right to vote at the election of directors, or (ii) individuals who constitute the Board on January 1, 1995 (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to January 1, 1995 whose election, or nomination for election by Kodak's shareholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of Kodak in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this Plan, considered as though such person were a member of the Incumbent Board.

2.11.     Change In Ownership

 "Change In Ownership" means a Change In Control which results directly or indirectly in Kodak's Common Stock ceasing to be actively traded on the New York Stock Exchange.

2.12.     Code

 "Code" means the Internal Revenue Code of 1986, as amended from time to time, including regulations thereunder and successor provisions and regulations thereto.

2.13.     Committee

 "Committee" means the Executive Compensation and Development Committee of the Board, or such other Board committee as may be designated by the Board to administer the Plan; provided that the Committee shall consist of three or more directors, all of whom are both a "disinterested person" within the meaning of Rule 16b-3 under the Exchange Act and an "outside director" within the meaning of the definition of such term as contained in Proposed Treasury Regulation Section 1.162-27(e)(3), or any successor definition adopted.

2.14.     Common Stock

 "Common Stock" means the common stock, $2.50 par value per share, of Kodak which may be newly issued or treasury stock.

2.15.     Company

 "Company" means Kodak and its Subsidiaries.

2.16.     Covered Employee

 "Covered Employee" means a Key Employee who is a "Covered Employee" within the meaning of Section 162(m) of the Code.

2.17.     Disability

 "Disability" means a disability under the terms of any long-term disability plan maintained by the Company.

2.18.  Effective Date

 "Effective Date" means the date an Award is determined to be effective by the Committee upon its grant of such Award.

2.19.     Exchange Act

 "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, including rules thereunder and successor provisions and rules thereto.

2.20.     Key Employee

 "Key Employee" means either: (1) a salaried employee of the Company in wage grade 48 or above, or the equivalent thereof; or (2) a salaried employee of the Company who holds a position of responsibility in a managerial, administrative, or professional capacity and is in wage grade 43 or above.

2.21.     Kodak

 "Kodak" means Eastman Kodak Company.

2.22.     Maximum Award

 "Maximum Award" means, for a Performance Period, the dollar amount calculated in accordance with Section 6.2 by applying the Performance Formula for such Performance Period against the Performance Goals for the same Performance Period.

2.23.     Maximum Award Pool

 "Maximum Award Pool" means, for a Performance Period, the dollar amount calculated in accordance with Section 6.3(b) by adding the Maximum Award for the Performance Period with the Carryforward Amount.

2.24.     Negative Discretion

 "Negative Discretion" means the discretion granted to the Committee pursuant to Section 6.3(e) to reduce or eliminate the Maximum Award Pool or a portion of the Maximum Award Pool allocated to a Covered Employee.

2.25.     Net Assets

 "Net Assets" means the Company's consolidated Total Shareholders' Equity and Borrowings (both short-term and long-term) as reported in its audited consolidated financial statements. The Committee is authorized at any time during the first 90 days of a Performance Period, or at any time thereafter in its sole and absolute discretion, to adjust or modify the calculation of Net Assets for such Performance Period in order to prevent the dilution or enlargement of the rights of Participants, (a) in the event of, or in anticipation of, any unusual or extraordinary corporate item, transaction, event or development; (b) in recognition of, or in anticipation of, any other unusual or nonrecurring events affecting the Company, or the financial statements of the Company, or in response to, or in anticipation of, changes in applicable laws, regulations, accounting principles, or business conditions; and (c) in view of the Committee's assessment of the business strategy of the Company, performance of comparable organizations, economic and business conditions, and any other circumstances deemed relevant. However, if and to the extent the exercise of such authority after the first 90 days of a Performance Period would cause the Awards granted to the Covered Employees for the Performance Period to fail to qualify as "Performance- Based Compensation" under Section 162(m) of the Code, then such authority shall only be exercised with respect to those Participants who are not Covered Employees.

2.26.     Net Income

 "Net Income" means, for a Performance Period, the Company's consolidated Net Earnings (Loss) before Cumulative Effect of Changes in Accounting Principle for the Performance Period as reported in its audited consolidated financial statements. The Committee is authorized at any time during the first 90 days of a Performance Period, or at any time thereafter in its sole and absolute discretion, to adjust or modify the calculation of Net Income for such Performance Period in order to prevent the dilution or enlargement of the rights of Participants, (a) in the event of, or in anticipation of, any dividend or other distribution (whether in the form of cash, securities or other property), recapitalization, restructuring, reorganization, merger, consolidation, spin off, combination, repurchase, share exchange, liquidation, dissolution, or other similar corporate transaction, event or development; (b) in recognition of, or in anticipation of, any other unusual or nonrecurring event affecting the Company, or the financial statements of the Company, or in response to, or in anticipation of, changes in applicable laws, regulations, accounting principles, or business conditions; (c) in recognition of, or in anticipation of, any other extraordinary gains or losses; and (d) in view of the Committee's assessment of the business strategy of the Company, performance of comparable organizations, economic and business conditions, and any other circumstances deemed relevant. However, if and to the extent the exercise of such authority after the first 90 days of a Performance Period would cause the Awards granted to the Covered Employees for the Performance Period to fail to qualify as "Performance-Based
Compensation" under Section 162(m) of the Code, then such authority shall only be exercised with respect to those Participants who are not Covered Employees.

2.27.     Participant

 "Participant," means either (a) for a Performance Period, a Key Employee who is designated to participate in the Plan for the Performance Period pursuant to Article 3; or (b) for purposes of Article 9, a Key Employee who is granted an Award pursuant to such Article.

2.28.     Performance Criterion

 "Performance Criterion" means the stated business criterion upon which the Performance Goals for a Performance Period are based as required pursuant to Proposed Treasury Regulation Section 1.162-27(e)(4)(iii). For purposes of the Plan, RONA shall be the Performance Criterion.

2.29.  Performance Formula

 "Performance Formula" means, for a Performance Period, the one or more objective formulas applied against the Performance Goals to determine whether all, some portion but less than all, or none of the Awards have been earned for the Performance Period. The dollar amount obtained through application of the Performance Formula shall be the Maximum Award. The Performance Formula for a Performance Period shall be established in writing by the Committee within the first 90 days of the Performance Period (or, if later, within the maximum period allowed pursuant to Section 162(m) of the Code).

2.30.     Performance Goals

 "Performance Goals" means, for a Performance Period, the one or more goals for the Performance Period established by the Committee in writing within the first 90 days of the Performance Period (or, if longer, within the maximum period allowed pursuant to Section 162(m) of the Code) based upon the Performance Criterion. The Committee is authorized at any time during the first 90 days of a Performance Period, or at any time thereafter in its sole and absolute discretion, to adjust or modify the calculation of a Performance Goal for such Performance Period in order to prevent the dilution or enlargement of the rights of Participants, (a) in the event of, or in anticipation of, any unusual or extraordinary corporate item, transaction, event or development; (b) in recognition of, or in anticipation of, any other unusual or nonrecurring events affecting the Company, or the financial statements of the Company, or in response to, or in anticipation of, changes in applicable laws, regulations, accounting principles, or business conditions; and
(c) in view of the Committee's assessment of the business strategy of the Company, performance of comparable organizations, economic and business conditions, and any other circumstances deemed relevant. However, to the extent the exercise of such authority after the first 90 days of a Performance Period would cause the Awards granted to the Covered Employees for the Performance Period to fail to qualify as "Performance-Based Compensation" under Section 162(m) of the Code, then such authority shall only be exercised with respect to those Participants who are not Covered Employees.

2.31.     Performance Period

 "Performance Period" means Kodak's fiscal year or any other period designated by the Committee with respect to which an Award may be granted.

2.32.     Plan

 "Plan" means the Management Variable Compensation Plan.

2.33.     Retirement

 "Retirement" means retirement under any defined benefit pension plan maintained by the Company which is either a tax-qualified plan under
Section 401(a) of the Code or is identified in writing by the Committee as a defined benefit pension plan.

2.34.  RONA

 "RONA" means, for a Performance Period, Return on Net Assets for the Performance Period. RONA shall be calculated by dividing Net Income for the Performance Period by Average Net Assets for the same period.

2.35.  Subsidiary

 Subsidiary means a subsidiary which is majority owned by Kodak and reported in Kodak's audited consolidated financial statements.

2.36.  Target Award

 "Target Award" means, for a Performance Period, the target award amounts established for each wage grade by the Committee for the Performance Period. The Target Awards shall serve only as a guideline in making Awards under the Plan. Depending upon the Committee's exercise of its discretion pursuant to Section 6.4(c), but subject to Section 6.5, a Participant may receive an Award for a Performance Period which may be more or less than the Target Award for his or her wage grade for that Performance Period. Moreover, the fact that a Target Award is established for a Participant's wage grade for a Performance Period shall not in any manner entitle the Participant to receive an Award for such period.




ARTICLE 3  --  ELIGIBILITY

All Key Employees are eligible to participate in the Plan.  The
Committee will, in its sole discretion, designate within the first 90 days of a Performance Period which Key Employees will be Participants for such Performance Period. However, the fact that a Key Employee is a Participant for a Performance Period shall not in any manner entitle such Participant to receive an Award for the period. The determination as to whether or not such Participant shall be paid an Award for such Performance Period shall be decided solely in accordance with the provisions of Articles 6 and 7 hereof.




ARTICLE 4  --  PLAN ADMINISTRATION

4.1  Responsibility.

The Committee shall have total and exclusive responsibility to control, operate, manage and administer the Plan in accordance with its terms.

4.2    Authority of the Committee.

The Committee shall have all the authority that may be necessary or helpful to enable it to discharge its responsibilities with respect to the Plan. Without limiting the generality of the preceding sentence, the Committee shall have the exclusive right: to interpret the Plan, to determine eligibility for participation in the Plan, to decide all questions concerning eligibility for and the amount of Awards payable under the Plan, to establish and administer the Performance Goals and certify whether, and to what extent, they are attained, to construe any ambiguous provision of the Plan, to correct any default, to supply any omission, to reconcile any inconsistency, to issue administrative guidelines as an aid to administer the Plan, to make regulations for carrying out the Plan and to make changes in such regulations as they from time to time deem proper, and to decide any and all questions arising in the administration, interpretation, and application of the Plan. In addition, in order to enable Key Employees who are foreign nationals or are employed outside the United States or both to receive Awards under the Plan, the Committee may adopt such amendments, procedures, regulations, subplans and the like as are necessary or advisable, in the opinion of the Committee, to effectuate the purposes of the Plan.

4.3    Discretionary Authority.

The Committee shall have full discretionary authority in all matters related to the discharge of its responsibilities and the exercise of its authority under the Plan including, without limitation, its construction of the terms of the Plan and its determination of eligibility for participation and Awards under the Plan. It is the intent of Plan that the decisions of the Committee and its action with respect to the Plan shall be final, binding and conclusive upon all persons having or claiming to have any right or interest in or under the Plan.

4.4  Section 162(m) of the Code.

With regard to all Covered Employees, the Plan shall for all purposes be interpreted and construed in accordance with Section 162(m) of the Code.

4.5  Delegation of Authority.

Except to the extent prohibited by law, the Committee may delegate some or all of its authority under the Plan to any person or persons provided that any such delegation be in writing; provided, however, only the Committee may select and grant Awards to Participants who are Covered Employees.




ARTICLE 5  -- FORM OF AWARDS

Awards may at the Committee's sole discretion be paid in cash, Common Stock or a combination thereof. The Committee may, in its sole judgment, subject an Award to such terms, conditions, restrictions and/or limitations (including, but not limited to, restrictions on transferability and vesting), provided they are not inconsistent with the terms of the Plan. For purposes of the Plan, the value of any Award granted in the form of Common Stock shall be the mean between the high and low at which the Common Stock trades on the New York Stock Exchange as of the date of the grant's Effective Date.




ARTICLE 6  --  DETERMINATION OF AWARDS FOR A PERFORMANCE PERIOD

6.1    Procedure for Determining Awards

As detailed below in the succeeding Sections of this Article 6, the procedure for determining Awards for a Performance Period entails the following: (a) determination of Maximum Award; (b) determination of Maximum Award Pool; (c) determination of Actual Award Pool; and (d) allocation of Actual Award Pool among individual Participants. Upon completion of this process, any Awards earned for the Performance Period shall be paid in accordance with Article 7.

6.2    Determination of Maximum Award

(a)  Purpose of Maximum Award.  The Maximum Award for a
Performance Period is an addend in the calculation of the Maximum Award Pool for such Performance Period.

(b). Calculation of Maximum Award. The Maximum Award for a Performance Period is the dollar amount obtained by applying the Performance Formula for such Performance Period against the Performance Goals for the same Performance Period.

6.3  Determination of Maximum Award Pool

(a) Purpose of Maximum Award Pool. The Maximum Award Pool, for a Performance Period, serves as the basis for calculating the maximum amount of Awards that may be granted to all Participants for such Performance Period .

(b) Calculation of Maximum Award Pool. The Maximum Award Pool for a Performance Period shall be calculated by adding the Maximum Award for such Performance Period with the Carryforward Amount.

(c) Limitation. The total of all Awards granted for a Performance Period shall not exceed the amount of the Maximum Award Pool for such Performance Period.

(d) Allocation of Maximum Award Pool to Covered Employees. Within the first 90 days of a Performance Period (or, if longer, within the maximum period allowed under Section 162(m) of the Code), the Committee shall allocate in writing, or establish in writing an objective means of allocating, on behalf of each Covered Person, a portion of the Maximum Award Pool (not to exceed the amount set forth in Section 6.5(a)) to be granted for such Performance Period in the event the Performance Goals for such period are attained.

(e) Negative Discretion. The Committee is authorized at any time during or after a Performance Period, in its sole and absolute discretion, to reduce or eliminate the Maximum Award Pool for the Performance Period, for any reason, based on such factors, indicia, standards, goals, and/or measures it determines in the exercise of its sole discretion. Similarly, the Committee is authorized at any time during or after a Performance Period, in its sole and absolute discretion, to reduce or eliminate the portion of the Maximum Award Pool allocated to any Covered Employee for the Performance Period, for any reason.

6.4    Determination of Actual Award Pool

(a)  Purpose of Actual Award Pool.  The Actual Award Pool for a
Performance Period determines the aggregate amount of all the Awards that are to be issued under the Plan for such Performance Period.

(b) Establishment of Actual Award Pool. The Actual Award Pool for a Performance Period shall be the Maximum Award Pool for such period after adjustment, if any, by the Committee through Negative Discretion. Thus, to the extent the Committee elects for a Performance Period not to exercise Negative Discretion with respect to the Maximum Award Pool, the Actual Award Pool for the Performance Period shall be the Maximum Award Pool for such period.

(c) Allocation of Actual Award Pool to Individual Participants. The portion of the Actual Award Pool that will be awarded to any individual Participant will be determined by the Committee, in its sole and absolute discretion, based on such factors, indicia, standards, goals, and measures which it determines in the exercise of its sole discretion. By way of illustration, and not by way of limitation, the Committee may, but shall not be required to, consider: (1) the Participant's position and level of responsibility, individual merit, contribution to the success of the Company and Target Award; (2) the performance of the Company or the organizational unit of the Participant based upon attainment of financial and other performance criteria and goals; and
(3) business unit, division or department achievements.

(d) Adjustment to Carryforward Amount. To the extent the sum of all Awards paid for a Performance Period exceeds the Maximum
Award for such period, the Carryforward Amount shall be reduced by an amount equal to such difference.

6.5    Limitations on Awards to Covered Employees

The provisions of this Section 6.5 shall control over any Plan provision to the contrary.

(a) Maximum Award Payable to Covered Employees. The maximum Award payable to any Covered Employee under the Plan for a Performance Period shall be $4,000,000.

(b) Attainment of Performance Goals. The Performance Goals for a Performance Period must be achieved in order for a Covered Employee to receive an Award for such Performance Period.

(c) Allocation of Actual Award Pool. The portion of the Actual Award Pool allocated to a Covered Employee by the Committee pursuant to
Section 6.4(c) shall not exceed the portion of the Maximum Award Pool allocated to such Covered Employee under Section 6.3(d).




ARTICLE 7  --  PAYMENT OF AWARDS FOR A PERFORMANCE PERIOD

7.1    Certification

(a)    In General.  Following the completion of each Performance
Period, the Committee shall meet to review and certify in writing whether, and to what extent, the Performance Goals for the Performance Period have been achieved.

(b) Performance Goals Achieved. If the Committee certifies that the Performance Goals have been achieved, it shall, based upon application of the Performance Formula to the Performance Goals for such period, calculate and certify in writing the amount of: (i) the Maximum Award;
(ii) the Maximum Award Pool; and (iii) the Maximum Award Pool to be allocated to each Covered Employee in accordance with Section 6.3(d). Upon completion of these written certifications, the Committee shall determine the amount of the Actual Award Pool for the Performance Period.

(c) Performance Goals Not Achieved. In the event the Performance Goals for a Performance Period are not achieved, the limitation contained in
Section 6.5(b) shall apply to the Covered Employees. Further, any Awards granted for the Performance Period must be paid from the Carryforward Amount which shall be reduced to reflect the amount of such Awards.


7.2    Election of Form of Award

Prior to or coincident with its calculation of the amount of the Actual Award Pool for a Performance Period, the Committee shall, in its sole discretion, determine the form(s) in which to grant Awards under the Plan for such period.

7.3    Timing of Award Payments .

Unless deferred pursuant to Article 8 hereof, the Awards granted for a Performance Period shall be paid to Participants on the Award Payment Date for such Performance Period, which date shall occur as soon as administratively practicable following the completion of the procedure described in Section 7.1.





ARTICLE 8  --  DEFERRAL OF AWARDS

At the discretion of the Committee, a Participant may, subject to such terms and conditions as the Committee may determine, elect to defer payment of all or any part of any Award which the Participant might earn with respect to a Performance Period by complying with such procedures as the Committee may prescribe. Any Award, or portion thereof, upon which such an election is made shall be deferred into, and subject to the terms, conditions and requirements of, the Eastman Kodak Employees' Savings and Investment Plan, 1982 Eastman Kodak Company Executive Deferred Compensation Plan or such other applicable deferred compensation plan of the Company.




ARTICLE 9 --  ADDITIONAL AWARDS

9.1    In General.

In addition to the Awards that are authorized to be granted under
Article 6 and paid under Article 7 for a Performance Period, the Committee may, in its sole judgment, from time to time grant Awards under the Plan from the Carryforward Amount.

9.2    Eligibility

All Key Employees, other than those who are Covered Employees, are eligible to receive the Awards authorized to be granted under this
Article 9.

9.3    Form of Awards

Any Award granted by the Committee pursuant to the provisions of this
Article 9 shall be issued in one or more of the forms permitted under
Article 5 of the Plan.

9.4    Terms and Conditions

The Committee shall, by way of an award notice or otherwise, establish the terms, conditions, restrictions and/or limitations that will apply to an Award issued pursuant to this Article 9; provided, however, such terms, conditions, restrictions and limitations are not inconsistent with the terms of the Plan.

9.5    Carryforward Amount

Upon the issuance of any Award under this Article 9, the Carryforward Amount shall be immediately reduced by an amount equal to the value of such Award.




ARTICLE 10  --  CHANGE IN OWNERSHIP

10.1   Background

Notwithstanding any provision contained in the Plan, including, but not limited to, Sections 1.1, 4.4 and 13.10, the provisions of this Article 10 shall control over any contrary provision. Upon a Change in
Ownership: (a) the terms of this Article 10 shall immediately become operative, without further action or consent by any person or entity;
(b) all terms, conditions, restrictions and limitations in effect on any unpaid and/or deferred Award shall immediately lapse as of the date of such event; (c) no other terms, conditions, restrictions, and/or limitations shall be imposed upon any Awards on or after such date, and in no event shall an Award be forfeited on or after such date; and (d) except where a prorated Award is required to be paid under this Article 10, all unvested and/or unpaid Awards or any other outstanding Awards shall automatically become one hundred percent (100%) vested immediately.

10.2   Payment of Awards

Upon a Change in Ownership, any Key Employee, whether or not he or she is still employed by the Company, shall be paid, as soon as practicable but in no event later than 90 days after the Change in Ownership, the Awards set forth in (a) and (b) below:

(a)  All of the Key Employee's unpaid and/or deferred Awards; and

(b) A pro-rata Award for the Performance Period in which the Change in Ownership occurs. The amount of the pro-rata Award shall be determined by multiplying the Target Award for such Performance Period for Participants in the same wage grade as the Key Employee by a fraction, the numerator of which shall be the number of full months in the Performance Period prior to the date of the Change in Ownership and the denominator of which shall be the total number of full months in the Performance Period. For purposes of this calculation, a partial month shall be treated as a full month to the extent of 15 or more days in such month have elapsed. To the extent Target Awards have not yet been established for the Performance Period, the Target Awards for the immediately preceding Performance Period shall be used. The pro-rata Awards shall be paid to the Key Employee in the form of a lump-sum cash payment.

10.3   Miscellaneous

Upon a Change In Ownership, no action, including, but not by way of limitation, the amendment, suspension, or termination of the Plan, shall be taken which would affect the rights of any Key Employee or the operation of the Plan with respect to any Award to which the Key Employee may have become entitled hereunder on or prior to the date of such action or as a result of such Change In Ownership.




ARTICLE 11  --  CHANGE IN CONTROL

11.1   Background

Notwithstanding any provision contained in the Plan, including, but not limited to, Sections 1.1, 4.4 and 13.10, the provisions of this Article 11 shall control over any contrary provision. All Key Employees shall be eligible for the treatment afforded by this Article 11 if their employment with the Company terminates within two years following a Change In Control, unless the termination is due to (a) death; (b) Disability; (c) Cause; (d) resignation other than (1) resignation from a declined reassignment to a job that is not reasonably equivalent in responsibility or compensation (as defined in Kodak's Termination Allowance Plan), or that is not in the same geographic area (as defined in Kodak's Termination Allowance Plan), or (2) resignation within thirty days of a reduction in base pay; or (e) Retirement.

11.2   Vesting and Lapse of Restrictions

If a Key Employee qualifies for treatment under Section 11.1, his or her Awards shall be treated in the manner described in Subsections 10.1(b) and (c). Further, except where a prorated Award is required to be paid under this Article 11, all of the Key Employee's unvested and/or unpaid Awards shall automatically become one hundred percent (100%) vested immediately.

11.3   Payment of Awards

If a Key Employee qualifies for treatment under Section 11.1, he or she shall be paid, as soon as practicable but in no event later than 90 days after his or her termination of employment, the Awards set forth in (a) and (b) below:

(a)    All of the Key Employee's unpaid and/or deferred Awards; and

(b) A pro-rata Award for the Performance Period in which his or her termination of employment occurs. The amount of the pro-rata Award shall be determined by multiplying the Target Award for such Performance Period for Participants in the same wage grade as the Key Employee by a fraction, the numerator of which shall be the number of full months in the Performance Period prior to the date of the Key Employee's termination of employment and the denominator of which shall be the total number of full months in the Performance Period. For purposes of this calculation, a partial month shall be treated as a full month to the extent 15 or more days in such month have elapsed.
To the extent Target Awards have not yet been established for the Performance Period, the Target Awards for the immediately preceding Performance Period shall be used. The pro-rata Awards shall be paid to the Key Employee in the form of a lump-sum cash payment.

11.4   Miscellaneous

Upon a Change In Control, no action, including, but not by way of limitation, the amendment, suspension, or termination of the Plan, shall be taken which would affect the rights of any Key Employee or the operation of the Plan with respect to any Award to which the Key Employee may have become entitled hereunder prior to the date of the Change In Control or to which he or she may become entitled as a result of such Change In Control.




ARTICLE 12  --  SHARES SUBJECT TO THE PLAN

12.1   Available Shares

Subject to adjustment as provided in Subsection 12.2 below, the maximum number of shares of Common Stock, $2.50 par value per share, of the Company which shall be available for grant of Awards under the Plan during its term shall not exceed 1,000,000. Any shares of Common Stock related to Awards which terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, are settled in cash in lieu of Common Stock, or are exchanged with the Committee's permission for Awards not involving Common Stock, shall not be available again for grant under the Plan. The shares of Common Stock available for issuance under the Plan may be authorized and unissued shares or treasury shares.

12.2   Adjustment of Shares Available

(a) In General. The provisions of this Subsection 12.2(a) are subject to the limitation contained in Subsection 12.2(b).
If there is any change in the number of outstanding shares of Common Stock through the declaration of stock dividends, stock splits or the like, the number of shares available for Awards and the shares subject to any Award shall be automatically adjusted. If there is any change in the number of outstanding shares of Common Stock through any change in the capital account of Kodak, or through a merger, consolidation, separation (including a spin off or other distribution of stock or property) reorganization
(whether or not such reorganization comes within the definition of such term in Section 368(a) of the Code) or partial or complete liquidation, the Committee shall make appropriate adjustments in the maximum number of shares of Common Stock which may be issued under the Plan and any adjustments and/or modifications to outstanding Awards as it, in its sole discretion, deems appropriate. In the event of any other change in the capital structure or in the Common Stock of the Company, the Committee shall also be authorized to make such appropriate adjustments in the maximum number of shares of Common Stock available for issuance under the Plan and any adjustments and/or modifications to outstanding Awards as it, in its sole discretion, deems appropriate.

(b) Covered Employees. In no event shall the Award of any Participant who is a Covered Employee be adjusted pursuant to Subsection 12.2(a) to the extent it would cause such Award to fail to qualify as "Performance-Based Compensation" under Section 162(m) of the Code.




ARTICLE 13  --  MISCELLANEOUS

13.1   Nonassignability

No Awards under the Plan shall be subject in any manner to alienation, anticipation, sale, transfer (except by will or the laws of descent and distribution), assignment, pledge, or encumbrance, nor shall any Award be payable to anyone other than the Participant to whom it was granted.

13.2 Withholding Taxes

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

13.3 Amendments to Awards

The Committee may at any time unilaterally amend any unearned, deferred or unpaid Award, including, but not by way of limitation, Awards earned but not yet paid, to the extent it deems appropriate; provided, however, that any such amendment which, in the opinion of the Committee, is adverse to the Participant shall require the Participant's consent.

13.4   Regulatory Approvals and Listings

Notwithstanding anything contained in this Plan to the contrary, the Company shall have no obligation to issue or deliver certificates of Common Stock evidencing Awards or any other Award resulting in the payment of Common Stock prior to (a) the obtaining of any approval from any governmental agency which the Company shall, in its sole discretion, determine to be necessary or advisable, (b) the admission of such shares to listing on the stock exchange on which the Common Stock may be listed, and (c) the completion of any registration or other qualification of said shares under any state or Federal law or ruling of any governmental body which the Company shall, in its sole discretion, determine to be necessary or advisable.

13.5   No Right to Continued Employment or Grants

Participation in the Plan shall not give any Key Employee any right to remain in the employ of the Company. Kodak or, in the case of employment with a Subsidiary, the Subsidiary, reserves the right to terminate any Key Employee at any time. Further, the adoption of this Plan shall not be deemed to give any Key Employee or any other individual any right to be selected as a Participant or to be granted an Award.

13.6 Amendment/Termination

The Committee may suspend or terminate the Plan at any time with or without prior notice. In addition, the Committee may, from time to time and with or without prior notice, amend the Plan in any manner, but may not without shareholder approval adopt any amendment which would require the vote of the shareholders of Kodak pursuant to Section 16 of the Exchange Act or Section 162(m) of the Code, but only insofar as such amendment affects Covered Employees.

13.7 Governing Law

The Plan shall be governed by and construed in accordance with the laws of the State of New York, except as superseded by applicable Federal Law.

13.8.     No Right, Title, or Interest in Company Assets

No Participant shall have any rights as a shareholder as a result of participation in the Plan until the date of issuance of a stock certificate in his or her name, and, in the case of restricted shares of Common Stock, such rights are granted to the Participant under the Plan. To the extent any person acquires a right to receive payments from the Company under this Plan, such rights shall be no greater than the rights of an unsecured creditor of the Company and the Participant shall not have any rights in or against any specific assets of the Company. All of the Awards granted under the Plan shall be unfunded.

13.9   No Guarantee of Tax Consequences

No person connected with the Plan in any capacity, including, but not limited to, Kodak and its Subsidiaries and their directors, officers, agents and employees makes any representation, commitment, or guarantee that any tax treatment, including, but not limited to, Federal, state and local income, estate and gift tax treatment, will be applicable with respect to amounts deferred under the Plan, or paid to or for the benefit of a Participant under the Plan, or that such tax treatment will apply to or be available to a Participant on account of participation in the Plan.

13.10     Compliance with Section 162(m)

If any provision of the Plan would cause the Awards granted to a Covered Person not to constitute "qualified Performance-Based Compensation" under
Section 162(m) of the Code, that provision, insofar as it pertains to the Covered Person, shall be severed from, and shall be deemed not to be a part of, this Plan, but the other provisions hereof shall remain in full force and effect.

EASTMAN KODAK COMPANY                                Exhibit (10) B.
1995 OMNIBUS LONG-TERM COMPENSATION PLAN

Article                                                                Page

1.      Purpose and Term of Plan                                        33

2.      Definitions                                                     33

3.      Eligibility                                                     39

4.      Plan Administration                                             39

5.      Forms of Awards                                                 41

6.      Shares Subject to Plan                                          41

7.      Performance Awards                                              43

8.      Stock Options                                                   45

9.      Stock Appreciation Rights                                       46

10.     Stock Awards                                                    47

11.     Performance Units                                               48

12.     Performance Shares                                              48

13.     Performance Stock Program                                       49

14.     Payment of Awards                                               52

15.     Dividend and Dividend Equivalents                               53

16.     Deferral of Awards                                              54

17.     Change In Ownership                                             54

18.     Change In Control                                               57

19.     Miscellaneous                                                   59

Copyright 1995, Eastman Kodak Company

ARTICLE 1  --  PURPOSE AND TERM OF PLAN

1.1    Purpose

The purpose of the Plan is to provide motivation to selected Employees of the Company to put forth maximum efforts toward the continued growth, profitability, and success of the Company by providing incentives to such Employees through the ownership and performance of the Common Stock of Kodak. Toward this objective, the Committee may grant stock options, stock appreciation rights, Stock Awards, performance units, performance shares, Performance Awards, Common Stock and/or other incentive awards to Employees of the Company on the terms and subject to the conditions set forth in the Plan.

1.2  Term

The Plan shall become effective as of February 1, 1995, subject to its approval by Kodak's shareholders at the 1995 Annual Meeting of the Shareholders. No Awards shall be exercisable or payable before approval of the Plan has been obtained from Kodak's shareholders. Awards shall not be granted pursuant to the Plan after December 31, 1999; except that the Committee may grant Awards after such date in recognition of performance for Performance Cycles commencing prior to such date.




ARTICLE 2  --  DEFINITIONS


2.1.      Approved Reason

 "Approved Reason" means a reason for terminating employment with the Company which, in the opinion of the Committee, is in the best interests of the Company.

2.2.      Award

 "Award" means any form of stock option, stock appreciation right, Stock Award, performance unit, performance share, Performance Award, shares of Common Stock under the Performance Stock Program, or other incentive award granted under the Plan, whether singly, in combination, or in tandem, to a Participant by the Committee pursuant to such terms, conditions, restrictions and/or limitations, if any, as the Committee may establish by the Award Notice or otherwise.

2.3.      Award Notice

 "Award Notice" means a written notice from the Company to a Participant that establishes the terms, conditions, restrictions, and/or limitations applicable to an Award in addition to those established by this Plan and by the Committee's exercise of its administrative powers.

2.4.   Award Payment Date

 "Award Payment Date" means, for a Performance Cycle, the date the Awards for such Performance Cycle shall be paid to Participants. The Award Payment Date for a Performance Cycle shall occur as soon as administratively possible following the completion of the certifications required pursuant to Subsection 13.5(c).

2.5.      Board

 "Board" means the Board of Directors of Kodak.

2.6.      Cause

 "Cause" means (a) the willful and continued failure by an Employee to substantially perform his or her duties with his or her employer after written warnings identifying the lack of substantial performance are delivered to the Employee by his or her employer to specifically identify the manner in which the employer believes that the Employee has not substantially performed his or her duties, or (b) the willful engaging by an Employee in illegal conduct which is materially and demonstrably injurious to Kodak or a Subsidiary.

2.7.      CEO

 "CEO" means the Chief Executive Officer of Kodak.

2.8.      Change In Control

 "Change In Control" means a change in control of Kodak of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item 1(a) of the Current Report on Form 8-K, as in effect on August 1, 1989, pursuant to Section 13 or 15(d) of the Exchange Act; provided that, without limitation, a Change In Control shall be deemed to have occurred at such time as (i) any "person" within the meaning of Section 14(d) of the Exchange Act, other than Kodak, a Subsidiary, or any employee benefit plan(s) sponsored by Kodak or any Subsidiary, is or has become the "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 25% or more of the combined voting power of the outstanding securities of Kodak ordinarily having the right to vote at the election of directors, or (ii) individuals who constitute the Board on January 1, 1995 (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to January 1, 1995 whose election, or nomination for election by Kodak's shareholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of Kodak in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this Plan, considered as though such person were a member of the Incumbent Board.

2.9.   Change In Control Price

 "Change In Control Price" means the highest closing price per share paid for the purchase of Common Stock on the New York Stock Exchange during the ninety (90) day period ending on the date the Change In Control occurs.

2.10.     Change In Ownership

 "Change In Ownership" means a Change In Control which results directly or indirectly in Kodak's Common Stock ceasing to be actively traded on the New York Stock Exchange.

2.11.     Code

 "Code" means the Internal Revenue Code of 1986, as amended from time to time, including regulations thereunder and successor provisions and regulations thereto.

2.12.     Committee

 "Committee" means the Executive Compensation and Development Committee of the Board, or such other Board committee as may be designated by the Board to administer the Plan; provided that the Committee shall consist of three or more directors, all of whom are both a "disinterested person" within the meaning of Rule 16b-3 under the Exchange Act and an "outside director" within the meaning of the definition of such term as contained in Proposed Treasury Regulation Section 1.162-27(e)(3), or any successor definition adopted.

2.13.     Common Stock

 "Common Stock" means common stock, $2.50 par value per share, of Kodak which may be newly issued or treasury stock.

2.14.     Company

 "Company" means Kodak and its Subsidiaries.

2.15.     Covered Employee

 "Covered Employee" means an Employee who is a "Covered Employee" within the meaning of Section 162(m) of the Code.

2.16.     Disability

 "Disability" means a disability under the terms of any long-term disability plan maintained by the Company.

2.17.     Effective Date

 "Effective Date" means the date an Award is determined to be effective by the Committee upon its grant of such Award.

2.18.     Employee

 " Employee" means either: (a) a salaried employee of Kodak; or (b) a salaried employee of a Subsidiary.

2.19.  Exchange Act

 "Exchange Act" means the Securities and Exchange Act of 1934, as amended from time to time, including rules thereunder and successor provision and rules thereto.

2.20.     Key Employee

 "Key Employee" means a senior level Employee who holds a position of responsibility in a managerial, administrative, or professional capacity.

2.21.     Kodak

 "Kodak" means Eastman Kodak Company.

2.22.     Negative Discretion

 "Negative Discretion" means the discretion authorized by the Plan to be applied by the Committee in determining the size of an Award for a Performance Period or Performance Cycle if, in the Committee's sole judgment, such application is appropriate. Negative Discretion may only be used by the Committee to eliminate or reduce the size of an Award.
By way of example and not by way of limitation, in no event shall any discretionary authority granted to the Committee by the Plan, including, but not limited to Negative Discretion, be used to: (a) grant Awards for a Performance Period or Performance Cycle if the Performance Goals for such Performance Period or Performance Cycle have not been attained; or
(b) increase an Award above the maximum amount payable under Sections 7.5, 8.6, 9.6 or 13.6 of the Plan.

2.23.     Participant

 "Participant" means either any Employee to whom an Award has been granted by the Committee under the Plan or a Key Employee who, for a Performance Cycle, has been selected to participate in the Performance Stock Program.

2.24.     Performance Awards

 "Performance Awards" means the Stock Awards, Performance units and Performance Shares granted to Covered Employees pursuant to Article 7. All Performance Awards are intended to qualify as "Performance-Based Compensation" under Section 162(m) of the Code.

2.25.     Performance Criteria

 "Performance Criteria" means the one or more criteria that the Committee shall select for purposes of establishing the Performance Goal(s) for a Performance Period or Performance Cycle. The Performance Criteria that will be used to establish such Performance Goal(s) shall be limited to the following: return on net assets ("RONA"), return on shareholders' equity, return on assets, return on capital, shareholder returns, profit margin, earnings per share, net earnings, operating earnings, Common

Stock price per share, and sales or market share. To the extent required by Section 162(m) of the Code, the Committee shall, within the first 90 days of a Performance Period or Performance Cycle (or, if longer, within the maximum period allowed under Section 162(m) of the
Code), define in an objective fashion the manner of calculating the Performance Criteria it selects to use for such Performance Period or Performance Cycle.

2.26.  Performance Cycle

 "Performance Cycle" means the one or more periods of time, which may be of varying and overlapping durations, as the Committee may select, over which the attainment of one or more Performance Goals will be measured for the purpose of determining a Participant's right to and the payment of an Award under the Performance Stock Program.

2.27.     Performance Formula

 "Performance Formula" means, for a Performance Period or Performance Cycle, the one or more objective formulas applied against the relevant Performance Goals to determine, with regards to the Award of a particular Participant, whether all, some portion but less than all, or none of the Award has been earned for the Performance Period or Performance Cycle. In the case of an Award under the Performance Stock Program, in the event the Performance Goals for a Performance Cycle are achieved, the Performance Formula shall determine what percentage of the Participant's Target Award for the Performance Cycle will be earned.

2.28.     Performance Goals

 "Performance Goals" means, for a Performance Period or Performance Cycle, the one or more goals established by the Committee for the Performance Period or Performance Cycle based upon the Performance Criteria. The Committee is authorized at any time during the first 90 days of a Performance Period or Performance Cycle, or at any time thereafter (but only to the extent the exercise of such authority after the first 90 days of a Performance Period or Performance Cycle would not cause the Awards granted to the Covered Employees for the Performance Period or Performance Cycle to fail to qualify as "Performance-Based Compensation" under Section 162(m) of the Code), in its sole and absolute discretion, to adjust or modify the calculation of a Performance Goal for such Performance Period or Performance Cycle in order to prevent the dilution or enlargement of the rights of Participants, (a) in the event of, or in anticipation of, any unusual or extraordinary corporate item, transaction, event or development; (b) in recognition of, or in anticipation of, any other unusual or nonrecurring events affecting the Company, or the financial statements of the Company, or in response to, or in anticipation of, changes in applicable laws, regulations, accounting principles, or business conditions; and
(c) in view of the Committee's assessment of the business strategy of the Company, performance of comparable organizations, economic and business conditions, and any other circumstances deemed relevant.

2.29.  Performance Period

 "Performance Period" means the one or more periods of time, which may be of varying and overlapping durations, as the Committee may select, over which the attainment of one or more Performance Goals will be measured for the purpose of determining a Participant's right to and the payment of a Performance Award.

2.30.  Performance Stock Program

 "Performance Stock Program" means the program established under
Article 13 of the Plan pursuant to which selected Key Employee receive Awards for a Performance Cycle in the form of shares of Common Stock based upon attainment of Performance Goals for such Performance Cycle. All Awards granted to Covered Employees under the Performance Stock Program are intended to qualify as "Performance-based Compensation" under Section 162(m) of the Code.

2.31.  Plan

 "Plan" means the Eastman Kodak Company 1995 Omnibus Long-Term
Compensation Plan.

2.32.  Retirement

 "Retirement" means, for all Plan purposes other than Article 18, a termination of employment from the Company on or after attainment of age 60 which constitutes a retirement under any defined benefit pension plan maintained by the Company which is either a tax-qualified plan under Section 401(a) of the Code or is identified in writing by the Committee as a defined benefit pension plan. For purposes of Article 18, "Retirement" means retirement under any defined benefit pension plan maintained by the Company which is either a tax-qualified plan under Section 401(a) of the Code or is identified in writing by the Committee as a defined benefit pension plan.

2.33.  Stock Award

 "Stock Award" means an award granted pursuant to Article 10 in the form of shares of Common Stock, restricted shares of Common Stock, and/or Units of Common Stock.

2.34.  Subsidiary

 "Subsidiary" means a corporation or other business entity in which Kodak directly or indirectly has an ownership interest of 80 percent or more.

2.35.     Target Award

 "Target Award" means, for a Performance Cycle, the target award amount, expressed as a number of shares of Common Stock, established for each wage grade by the Committee for the Performance Cycle. The fact, however, that a Target Award is established for a Participant's wage grade shall not in any manner entitle the Participant to receive an Award for such Performance Cycle.

2.36.  Unit

"Unit" means a bookkeeping entry used by the Company to record and account for the grant of the following Awards until such time as the Award is paid, canceled, forfeited or terminated, as the case may be:
Units of Common Stock, performance units, and performance shares which are expressed in terms of Units of Common Stock.




ARTICLE 3  --  ELIGIBILITY

3.1    In General

Subject to Section 3.2, all Employees are eligible to participate in the Plan. The Committee shall select, from time to time, Participants from those Employees who, in the opinion of the Committee, can further the Plan's purposes. Once a Participant is so selected, the Committee shall determine the type or types of Awards to be made to the Participant and shall establish in the related Award Notices the terms, conditions, restrictions and/or limitations, if any, applicable to the Awards in addition to those set forth in this Plan and the administrative rules and regulations issued by the Committee.

3.2    Performance Stock Program

Only Key Employees shall be eligible to participate in the Performance Stock Program.






ARTICLE 4  --  PLAN ADMINISTRATION


4.1    Responsibility

The Committee shall have total and exclusive responsibility to control, operate, manage and administer the Plan in accordance with its terms.

4.2    Authority of the Committee

The Committee shall have all the authority that may be necessary or helpful to enable it to discharge its responsibilities with respect to the Plan. Without limiting the generality of the preceding sentence, the Committee shall have the exclusive right to: (a) interpret the Plan; (b) determine eligibility for participation in the Plan; (c) decide all questions concerning eligibility for and the amount of Awards payable under the Plan; (d) construe any ambiguous provision of the Plan; (e) correct any default; (f) supply any omission; (g) reconcile any inconsistency; (h) issue administrative guidelines as an aid to administer the Plan and make changes in such guidelines as it from time to time deems proper; (i) make regulations for carrying out the Plan and make changes in such regulations as it from time to time deems proper;
(j) determine whether Awards should be granted singly, in combination or in tandem; (k), to the extent permitted under the Plan, grant waivers of Plan terms, conditions, restrictions, and limitations; (l) accelerate the vesting, exercise, or payment of an Award or the performance period of an Award when such action or actions would be in the best interest of the Company; (m) establish such other types of Awards, besides those specifically enumerated in Article 5 hereof, which the Committee determines are consistent with the Plan's purpose;
(n) subject to Section 8.2, grant Awards in replacement of Awards previously granted under this Plan or any other executive compensation plan of the Company; and (o) establish and administer the Performance Goals and certify whether, and to what extent, they have been attained; and (p) take any and all other action it deems necessary or advisable for the proper operation or administration of the Plan.

4.3    Discretionary Authority.

The Committee shall have full discretionary authority in all matters related to the discharge of its responsibilities and the exercise of its authority under the Plan including, without limitation, its construction of the terms of the Plan and its determination of eligibility for participation and Awards under the Plan. It is the intent of Plan that the decisions of the Committee and its action with respect to the Plan shall be final, binding and conclusive upon all persons having or claiming to have any right or interest in or under the Plan.

4.4    Section 162(m) of the Code

With regards to all Covered Employees, the Plan shall, for all purposes, be interpreted and construed in accordance with Section
162(m) of the Code.

4.5    Action by the Committee

The Committee may act only by a majority of its members. Any determination of the Committee may be made, without a meeting, by a writing or writings signed by all of the members of the Committee. In addition, the Committee may authorize any one or more of its number to execute and deliver documents on behalf of the Committee.

4.6    Delegation of Authority

The Committee may delegate some or all of its authority under the Plan to any person or persons provided that any such delegation be in writing; provided, however, that only the Committee may select and grant Awards to Participants who are subject to Section 16 of the Exchange Act or are Covered Employees.

ARTICLE 5  --  FORM OF AWARDS

5.1    In General

Awards may, at the Committee's sole discretion, be paid in the form of Performance Awards pursuant to Article 7, stock options pursuant to
Article 8, stock appreciation rights pursuant to Article 9, Stock
Awards pursuant to Article 10, performance units pursuant to Article
11, performance shares pursuant to Article 12, shares of Common Stock pursuant to Article 13, any form established by the Committee pursuant to Subsection 4.2(m), or a combination thereof. All Awards shall be subject to the terms, conditions, restrictions and limitations of the Plan. The Committee may, in its sole judgment, subject an Award to such other terms, conditions, restrictions and/or limitations (including, but not limited to, the time and conditions of exercise and restrictions on transferability and vesting), provided they are not inconsistent with the terms of the Plan. Awards under a particular Article of the Plan need not be uniform and Awards under two or more Articles may be combined into a single Award Notice. Any combination of Awards may be granted at one time and on more than one occasion to the same Employee. For purposes of the Plan, the value of any Award granted in the form of Common Stock shall be the mean between the high and low at which the Common Stock trades on the New York Stock Exchange as of the date of the grant's Effective Date.

5.2  Foreign Jurisdictions

Awards may be granted, without amending the Plan, to Participants who are foreign nationals or employed outside the United States or both, on such terms and conditions different from those specified in the Plan as may, in the judgment of the Committee, be necessary or desirable to further the purposes of the Plan or to accommodate differences in local law, tax policy or custom. Moreover, the Committee may approve such supplements to or alternative versions of the Plan as it may consider necessary or appropriate for such purposes without thereby affecting the terms of the Plan as in effect for any other purpose; provided, however, no such supplement or alternative version shall: (a) increase the limitations contained in Sections 7.5, 8.6, 9.6 and 13.6; (b) increase the number of available shares under Section 6.1; or (c) cause the Plan to cease to satisfy any conditions of Rule 16b-3 under the Exchange Act or, with respect to Covered Employees, Section 162(m) of the Code.




ARTICLE 6  --  SHARES  SUBJECT TO PLAN

6.1  Available Shares.

The maximum number of shares of Common Stock, $2.50 par value per share, of Kodak which shall be available for grant of Awards under the Plan (including incentive stock options) during its term shall not exceed 16,000,000. (Such amount shall be subject to adjustment as provided in Section 6.2.) Any shares of Common Stock related to Awards which terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, are settled in cash in lieu of Common Stock, or are exchanged with the Committee's permission for Awards not involving Common Stock, shall not be available again for grant under the

Plan. Moreover, shares of Common Stock with respect to which an SAR has been exercised and paid in cash shall not again be eligible for grant under the Plan. The maximum number of shares available for issuance under the Plan shall not be reduced to reflect any dividends or dividend equivalents that are reinvested into additional shares of Common Stock or credited as additional performance shares. The shares of Common Stock available for issuance under the Plan may be authorized and unissued shares or treasury shares.

6.2    Adjustment to Shares

(a) In General. The provisions of this Subsection 6.2(a) are subject to the limitation contained in Subsection 6.2(b).
If there is any change in the number of outstanding shares of Common Stock through the declaration of stock dividends, stock splits or the like, the number of shares available for Awards, the shares subject to any Award and the option prices or exercise prices of Awards shall be automatically adjusted. If there is any change in the number of outstanding shares of Common Stock through any change in the capital account of Kodak, or through a merger, consolidation, separation (including a spin off or other distribution of stock or property), reorganization (whether or not such reorganization comes within the meaning of such term in Section 368(a) of the Code) or partial or complete liquidation, the Committee shall make appropriate adjustments in the maximum number of shares of Common Stock which may be issued under the Plan and any adjustments and/or modifications to outstanding Awards as it, in its sole discretion, deems appropriate. In the event of any other change in the capital structure or in the Common Stock of Kodak, the Committee shall also be authorized to make such appropriate adjustments in the maximum number of shares of Common Stock available for issuance under the Plan and any adjustments and/or modifications to outstanding Awards as it, in its sole discretion, deems appropriate. The maximum number of shares available for issuance under the Plan shall be automatically adjusted to the extent necessary to reflect any dividend equivalents paid in the form of Common Stock.

(b) Covered Employees. In no event shall the Award of any Participant who is a Covered Employee be adjusted pursuant to Subsection 6.2(a) to the extent it would cause such Award to fail to qualify as "Performance-Based Compensation" under
Section 162(m) of the Code.

6.3 Maximum Number of Shares for Stock Awards, Performance Units and Performance Shares

From the maximum number of shares available for issuance under the Plan under Section 6.1, the maximum number of shares of Common Stock, $2.50 par value per share, which shall be available for Awards granted in the form of Stock Awards, performance units or performance shares (including those issued in the form of Performance Awards) under the Plan during its term shall be 5,000,000.

ARTICLE 7  --  PERFORMANCE AWARDS

7.1  Purpose

For purposes of grants issued to Covered Employees, the provisions of this Article 7 shall apply in addition to and, where necessary, in lieu of the provisions of Articles 10, 11 and 12. The purpose of this
Article is to provide the Committee the ability to qualify the Stock Awards authorized under Article 10, the performance units under Article 11, and the performance shares under Article 12 as "Performance-Based Compensation" under Section 162(m) of the Code. The provisions of this
Article 7 shall control over any contrary provision contained in Articles 10, 11 or 12.

7.2    Eligibility

Only Covered Employees shall be eligible to receive Performance Awards. The Committee will, in its sole discretion, designate within the first
90 days of a Performance Period (or, if longer, within the maximum period allowed under Section 162(m) of the Code) which Covered Employees will be Participants for such period. However, designation of a Covered Employee as a Participant for a Performance Period shall not in any manner entitle the Participant to receive an Award for the period. The determination as to whether or not such Participant becomes entitled to an Award for such Performance Period shall be decided solely in accordance with the provisions of this Article 7. Moreover, designation of a Covered Employee as a Participant for a particular Performance Period shall not require designation of such Covered Employee as a Participant in any subsequent Performance Period and designation of one Covered Employee as a Participant shall not require designation of any other Covered Employee as a Participant in such period or in any other period.

7.3    Discretion of Committee with Respect to Performance Awards

With regards to a particular Performance Period, the Committee shall have full discretion to select the length of such Performance Period, the type(s) of Performance Awards to be issued, the Performance Criteria that will be used to establish the Performance Goal(s), the kind(s) and/or level(s) of the Performance Goal(s), whether the Performance Goal(s) is(are) to apply to the Company, Kodak, a Subsidiary, or any one or more subunits of the foregoing, and the Performance Formula. Within the first 90 days of a Performance Period (or, if longer, within the maximum period allowed under Section 162(m) of the Code), the Committee shall, with regards to the Performance Awards to be issued for such Performance Period, exercise its discretion with respect to each of the matters enumerated in the immediately preceding sentence of this Section 7.3 and record the same in writing.

7.4    Payment of Performance Awards


(a) Condition to Receipt of Performance Award. Unless otherwise provided in the relevant Award Notice, a Participant must be employed by the Company on the last day of a Performance
Period to be eligible for a Performance Award for such Performance Period.

(b) Limitation. A Participant shall be eligible to receive a Performance Award for a Performance Period only to the extent that: (1) the Performance Goals for such period are achieved; and (2) and the Performance Formula as applied against such Performance Goals determines that all or some portion of such Participant's Performance Award has been earned for the Performance Period.

(c) Certification. Following the completion of a Performance Period, the Committee shall meet to review and certify in writing whether, and to what extent, the Performance Goals for the Performance Period have been achieved and, if so, to also calculate and certify in writing the amount of the Performance Awards earned for the period based upon the Performance Formula. The Committee shall then determine the actual size of each Participant's Performance Award for the Performance Period and, in so doing, shall apply Negative Discretion, if and when it deems appropriate.

(d) Negative Discretion. In determining the actual size of an individual Performance Award for a Performance Period, the Committee may reduce or eliminate the amount of the Performance Award earned under the Performance Formula for the Performance Period through the use of Negative
Discretion, if in its sole judgment, such reduction or elimination is appropriate.

(e)  Timing of Award Payments.  The Awards granted for a
Performance Period shall be paid to Participants as soon as administratively possible following completion of the certifications required by Subsection 7.4(c).

(f) Noncompetition. No Participant shall receive payment for an Award if, subsequent to the commencement of a Performance
Period and prior to the date the Awards for such period are paid, the Participant engages in any of the conduct prohibited under Section 14.3.

7.5  Maximum Award Payable

Notwithstanding any provision contained in the Plan to the contrary, the maximum Performance Award payable to any one Participant under the Plan for a Performance Period is 50,000 shares of Common Stock or, in the event the Performance Award is paid in cash, the equivalent cash value thereof on the Performance Award's Effective Date.

ARTICLE 8  --  STOCK OPTIONS

8.1    In General

Awards may be granted to Employees in the form of stock options. These stock options may be incentive stock options within the meaning of
Section 422 of the Code or non-qualified stock options (i.e., stock options which are not incentive stock options), or a combination of both. All Awards under the Plan issued to Covered Employees in the form of stock options shall qualify as "Performance-Based Compensation" under
Section 162(m) of the Code.

8.2    Terms and Conditions of Stock Options.

An option shall be exercisable in whole or in such installments and at such times as may be determined by the Committee. The price at which Common Stock may be purchased upon exercise of a stock option shall be not less than 100% of the fair market value of the Common Stock, as determined by the Committee, on the Effective Date of the option's grant. Moreover, all options shall not expire later than 10 years from the Effective Date of the option's grant. Stock options shall not be repriced, i.e., there shall be no grant of a stock option(s) to a Participant in exchange for a Participant's agreement to cancellation of a higher-priced stock option(s) that was previously granted to such Participant.

8.3    Restrictions Relating to Incentive Stock Options.

Stock options issued in the form of incentive stock options shall, in addition to being subject to the terms and conditions of Section 8.2, comply with Section 422 of the Code. Accordingly, the aggregate fair market value (determined at the time the option was granted) of the Common Stock with respect to which incentive stock options are exercisable for the first time by a Participant during any calendar year (under this Plan or any other plan of the Company) shall not exceed $100,000 (or such other limit as may be required by the Code). From the maximum number of shares available for issuance under the Plan under
Section 6.1, the number of shares of Common Stock that shall be available for incentive stock options granted under the Plan is 16,000,000.

8.4    Additional Terms and Conditions.

The Committee may, by way of the Award Notice or otherwise, establish such other terms, conditions, restrictions and/or limitations, if any, of any stock option Award, provided they are not inconsistent with the Plan.

8.5    Exercise.

Upon exercise, the option price of a stock option may be paid in cash, shares of Common Stock, a combination of the foregoing, or such other consideration as the Committee may deem appropriate. The Committee shall establish appropriate methods for accepting Common Stock, whether restricted or unrestricted, and may impose such conditions as it deems appropriate on the use of such Common Stock to exercise a stock option.

Subject to Section 19.9, stock options awarded under the Plan may be exercised by way of the Company's broker-assisted stock option exercise program, provided such program is available at the time of the option's exercise. The Committee may permit a Participant to satisfy any amounts required to be withheld under applicable Federal, state and local tax laws, in effect from time to time, by electing to have the Company withhold a portion of the shares of Common Stock to be delivered for the payment of such taxes.

8.6    Maximum Award Payable

Notwithstanding any provision contained in the Plan to the contrary, the maximum number of shares for which stock options may be granted under the Plan to any one Participant for a Performance Period is 200,000 shares of Common Stock.




ARTICLE 9  --  STOCK APPRECIATION RIGHTS

9.1    In General.

Awards may be granted to Employees in the form of stock appreciation rights ("SARs"). An SAR may be granted in tandem with all or a portion of a related stock option under the Plan ("Tandem SARs"), or may be granted separately ("Freestanding SARs"). A Tandem SAR may be granted either at the time of the grant of the related stock option or at any time thereafter during the term of the stock option. SARs shall entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of Common Stock from the exercise price to the market value on the date of exercise. All Awards under the Plan issued to Covered Employees in the form of an SAR shall qualify as "Performance-Based Compensation" under Section 162(m) of the Code.

9.2    Terms and Conditions of Tandem SARs.

A Tandem SAR shall be exercisable to the extent, and only to the extent, that the related stock option is exercisable, and the "exercise price" of such an SAR (the base from which the value of the SAR is measured at its exercise) shall be the option price under the related stock option. However, at no time shall a Tandem SAR be issued if the option price of its related stock option is less than the fair market value of the Common Stock, as determined by the Committee, on the Effective Date of the Tandem SAR's grant. If a related stock option is exercised as to some or all of the shares covered by the Award, the related Tandem SAR, if any, shall be canceled automatically to the extent of the number of shares covered by the stock option exercise. Upon exercise of a Tandem SAR as to some or all of the shares covered by the Award, the related stock option shall be canceled automatically to the extent of the number of shares covered by such exercise, and such shares shall not again be eligible for grant in accordance with Section 6.1. Moreover, all Tandem SARs shall not expire later than 10 years from the Effective Date of the SAR's grant.

9.3    Terms and Conditions of Freestanding SARs.

Freestanding SARs shall be exercisable in whole or in such installments and at such times as may be determined by the Committee. The exercise price of a Freestanding SAR shall be not less than 100% of the fair market value of the Common Stock, as determined by the Committee, on the Effective Date of the Freestanding SAR's grant. Moreover, all Freestanding SARs shall not expire later than 10 years from the Effective Date of the Freestanding SAR's grant.

9.4    Deemed Exercise.

The Committee may provide that an SAR shall be deemed to be exercised at the close of business on the scheduled expiration date of such SAR if at such time the SAR by its terms remains exercisable and, if so exercised, would result in a payment to the holder of such SAR.

9.5    Additional Terms and Conditions.

The Committee may, by way of the Award Notice or otherwise, determine such other terms, conditions, restrictions and/or limitations, if any, of any SAR Award, provided they are not inconsistent with the Plan.

9.6    Maximum Award Payable

Notwithstanding any provision contained in the Plan to the contrary, the maximum number of shares for which SARs may be granted under the Plan to any one Participant for a Performance Period is 200,000 shares of Common Stock.




ARTICLE 10  --  STOCK AWARDS

10.1   Grants.

Awards may be granted in the form of Stock Awards. Stock Awards shall be awarded in such numbers and at such times during the term of the Plan as the Committee shall determine.

10.2   Award Restrictions.

Stock Awards shall be subject to such terms, conditions, restrictions, and/or limitations, if any, as the Committee deems appropriate including, but not by way of limitation, restrictions on transferability and continued employment; provided, however, they are not inconsistent with the Plan. The Committee may modify or accelerate the delivery of a Stock Award under such circumstances as it deems appropriate.

10.3   Rights as Shareholders.

During the period in which any restricted shares of Common Stock are subject to the restrictions imposed under Section 10.2, the Committee may, in its sole discretion, grant to the Participant to whom such restricted shares have been awarded all or any of the rights of a shareholder with respect to such shares, including, but not by way of limitation, the right to vote such shares and, pursuant to Article 15, the right to receive dividends.

10.4   Evidence of Award.

Any Stock Award granted under the Plan may be evidenced in such manner as the Committee deems appropriate, including, without limitation, book- entry registration or issuance of a stock certificate or certificates.




ARTICLE 11  --  PERFORMANCE UNITS

11.1   Grants.

Awards may be granted in the form of performance units. Performance units, as that term is used in this Plan, shall refer to Units valued by reference to designated criteria established by the Committee, other than Common Stock.

11.2   Performance Criteria.

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

11.3   Additional Terms and Conditions.

The Committee may, by way of the Award Notice or otherwise, determine such other terms, conditions, restrictions, and/or limitations, if any, of any Award of performance units, provided they are not inconsistent with the Plan.




ARTICLE 12  --  PERFORMANCE SHARES

12.1   Grants.

Awards may be granted in the form of performance shares. Performance shares, as that term is used in this Plan, shall refer to shares of Common Stock or Units which are expressed in terms of Common Stock.

12.2   Performance Criteria.

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

12.3   Additional Terms and Conditions.

The Committee may, by way of the Award Notice or otherwise, determine such other terms, conditions, restrictions and/or limitations, if any, of any Award of performance shares, provided they are not inconsistent with the Plan.




ARTICLE 13  --  PERFORMANCE STOCK PROGRAM

13.1   Purpose

The purposes of the Performance Stock Program are: (a) to promote the interests of the Company and its shareholders by providing a means to acquire a proprietary interest in the Company to selected Key Employees who are in a position to make a substantial contribution to the continued progress and success of the Company; (b) to attract and retain qualified individuals to serve as Employees in those positions; (c) to enhance long-term performance of the Company by linking a meaningful portion of the compensation of selected Key Employees to the achievement of specific long-term financial objectives of the Company; and (d) to motivate and reward selected Key Employees to undertake actions to increase the price of the Common Stock.

13.2   Eligibility

Any Key Employee is eligible to participate in the Performance Stock Program. Within the first 90 days of a Performance Cycle (or, if longer, within the maximum period allowed under Section 162(m) of the
Code), the CEO will recommend to the Committee, and from such recommendations the Committee will select, those Key Employees who will be Participants for such Performance Cycle. However, designation of a Key Employee as a Participant for a Performance Cycle shall not in any manner entitle the Participant to receive payment of an Award for the cycle. The determination as to whether or not such Participant becomes entitled to payment of an Award for such Performance Cycle shall be decided solely in accordance with the provisions of this Article 13. Moreover, designation of a Key Employee as a Participant for a particular Performance Cycle shall not require designation of such Key Employee as a Participant in any subsequent Performance Cycle and designation of one Key Employee as a Participant shall not require designation of any other Key Employee as a Participant in such Performance Cycle or in any other Performance Cycle.

13.3   Description of Awards

 Awards granted under the Performance Stock Program provide Participants with the opportunity to earn shares of Common Stock, subject to the terms and conditions of Section 13.8 below. Each Award granted under the Plan for a Performance Cycle shall consist of a Target Award expressed as fixed number of shares of Common Stock. In the event the Performance Goals for the Performance Cycle are achieved, the Performance Formula shall determine, with regards to a particular Participant, what percentage of the Participant's Target Award for the Performance Cycle will be earned. All of the Awards issued under the Performance Stock Program to Covered Employees are intended to qualify as "Performance-Based Compensation" under Section 162(m) of the Code.

 13.4  Procedure for Determining Awards

Within the first 90 days of a Performance Cycle (or, if longer, within the maximum period allowed under Section 162(m) of the Code), the Committee shall establish in writing for such Performance Cycle the following: the specific Performance Criteria that will be used to establish the Performance Goal(s), the kind(s) and/or level(s) of the Performance Goal(s), whether the Performance Goal(s) is(are) to apply to the Company, Kodak, a Subsidiary, or any one or more subunits of the foregoing, the amount of the Target Awards, and the Performance Formula.

13.5   Payment of Awards

(a)    Condition to Receipt of Awards.  Except as provided in
Section 13.7, a Participant must be employed by the Company on the Performance Cycle's Award Payment Date to be eligible for an Award for such Performance Cycle.

(b) Limitation. A Participant shall be eligible to receive an Award for a Performance Cycle only if: (1) the Performance Goals for such cycle are achieved; and (2) the Performance Formula as applied against such Performance Goals determines that all or some portion of the Participant's Target Award has been earned for the Performance Period.

(c) Certification. Following the completion of a Performance Cycle, the Committee shall meet to review and certify in writing whether, and to what extent, the Performance Goals for the Performance Cycle have been achieved. If the Committee certifies that the Performance Goals have been achieved, it shall, based upon application of the Performance Formula to the Performance Goals for such cycle, also calculate and certify in writing for each Participant what percentage of the Participant's Target Award has been earned for the cycle. The Committee shall then determine the actual size of each Participant's Award for the Performance Cycle and, in so doing, shall apply
Negative Discretion, if and when it deems appropriate.

(d) Negative Discretion. In determining the actual size of an individual Award to be paid for a Performance Cycle, the Committee may, through the use of Negative Discretion, reduce or eliminate the amount of the Award earned under the Performance Formula for the Performance Cycle, if in its sole judgment, such reduction or elimination is appropriate.

(e) Timing of Award Payments. The Awards granted by the Committee for a Performance Cycle shall be paid to Participants on the Award Payment Date for such Performance Cycle.

(f) New Participants. Participants who are employed by the Company after the Committee's selection of Participants for the Performance Cycle, as well as Key Employees who are selected by the Committee to be Participants after such date, shall, in the event Awards are paid for the Performance Cycle, only be entitled to a pro-rata Award. The amount of the pro-rata Award shall be determined by multiplying the Award the Participant would have otherwise been paid if he or she had been a Participant for the entire Performance Cycle by a fraction, the numerator of which is the number of full months he or she was eligible to participate in the Performance Stock Program during the Performance Cycle over the total number of full months in the Performance Cycle. For purposes of this calculation, a partial month of participation shall: (1) be treated as a full month of participation to the extent a Participant participates in the Performance Stock Program on 15 or more days of such month; and (2) not be taken into consideration to the extent the Participant participates in the Performance Stock Program for less than 15 days of such month.

(g) Noncompetition. No Participant shall receive payment for an Award if, subsequent to the commencement of the Performance Cycle and prior to the Award Payment Date for such cycle, the Participant engages in the conduct prohibited under Section 14.3.

13.6   Maximum Award Payable

Notwithstanding any provision contained in the Plan to the contrary, the maximum Award payable to any one Participant under the Plan for a Performance Cycle is 50,000 shares of Common Stock.

13.7   Termination of Employment During Performance Cycle

In the event a Participant terminates employment due to death, Disability, Retirement or termination of employment for an Approved Reason prior to the Award Payment Date for a Performance Cycle, the Participant shall receive, if Awards are paid for such Performance Cycle and if he or she complies with the requirements of Subsection 13.5(g) through the Award Payment Date, a pro-rata Award. The amount of the pro-rata Award shall be determined by multiplying the Award the Participant would have otherwise been paid if he or she had been a

Participant through the Award Payment Date for the Performance Cycle by a fraction, the numerator of which is the number of full months he or she was a Participant during such Performance Cycle over the total number of full months in the Performance Cycle. For purposes of this calculation, a partial month of participation shall: (1) be treated as a full month of participation to the extent a Participant participates in the Performance Stock Program on 15 or more days of such month; and (2) not be taken into consideration to the extent the Participant participates in the Performance Stock Program for less than 15 days of such month. Such pro-rata Award shall be paid in the form of shares of Common Stock, not subject to any restrictions, limitations or escrow requirements. In the event of Disability, Retirement or termination for an Approved Reason, the pro-rata Award shall be paid directly to the Participant and, in the event of death, to the Participant's estate.

13.8   Awards

On the Award Payment Date for a Performance Cycle, the Committee shall issue to each Participant the Award, in the form of shares of Common Stock, he or she has earned for such Performance Cycle. Such shares of Common Stock shall be subject to such terms, conditions, limitations and restrictions as the Committee, in its sole judgment, determines.



ARTICLE 14  --  PAYMENT OF AWARDS

14.1   In General.

Absent a Plan provision to the contrary, payment of Awards may, at the discretion of the Committee, be made in cash, Common Stock, a combination of cash and Common Stock, or any other form of property as the Committee shall determine. In addition, payment of Awards may include such terms, conditions, restrictions and/or limitations, if any, as the Committee deems appropriate, including, in the case of Awards paid in the form of Common Stock, restrictions on transfer and forfeiture provisions; provided, however, such terms, conditions, restrictions and/or limitations are not inconsistent with the Plan. Further, payment of Awards may be made in the form of a lump sum or installments, as determined by the Committee.

14.2   Termination of Employment

If a Participant's employment with the Company terminates for a reason other than death, Disability, Retirement, or any Approved Reason, all unexercised, unearned, and/or unpaid Awards, including, but not by way of limitation, Awards earned but not yet paid, all unpaid dividends and dividend equivalents, and all interest accrued on the foregoing shall be canceled or forfeited, as the case may be, unless the Participant's Award Notice provides otherwise. The Committee shall, notwithstanding Sections 4.4 and 19.11 to the contrary, have the authority to promulgate rules and regulations to determine the treatment of an Award under the Plan in the event of the Participant's death, Disability, Retirement or termination for an Approved Reason, provided, however, in the case of Awards issued under the Restricted Stock Program, such rules and regulations are consistent with Section 13.7.

14.3   Noncompetition

Unless the Award Notice specifies otherwise, a Participant shall forfeit all unexercised, unearned, and/or unpaid Awards, including, but not by way of limitation, Awards earned but not yet paid, all unpaid dividends and dividend equivalents, and all interest, if any, accrued on the foregoing if, (i) in the opinion of the Committee, the Participant, without the prior written consent of Kodak, engages directly or indirectly in any manner or capacity as principal, agent, partner, officer, director, stockholder, employee, or otherwise, in any business or activity competitive with the business conducted by Kodak or any Subsidiary; (ii) at any time divulges to any person or any entity other than the Company any trade secrets, methods, processes or the proprietary or confidential information of the Company; or (iii) the Participant performs any act or engages in any activity which in the opinion of the CEO is inimical to the best interests of the Company. For purposes of this Section 14.3, a Participant shall not be deemed a stockholder if the Participant's record and beneficial ownership amount to not more than 1% of the outstanding capital stock of any company subject to the periodic and other reporting requirements of the Exchange Act.




ARTICLE 15  --  DIVIDEND AND DIVIDEND EQUIVALENT

If an Award is granted in the form of a Stock Award, stock option, or performance share, or in the form of any other stock-based grant, the Committee may choose, at the time of the grant of the Award or any time thereafter up to the time of the Award's payment, to include as part of such Award an entitlement to receive dividends or dividend equivalents, subject to such terms, conditions, restrictions and/or limitations, if any, as the Committee may establish. Dividends and dividend equivalents shall be paid in such form and manner (i.e., lump sum or installments), and at such time(s) as the Committee shall determine. All dividends or dividend equivalents which are not paid currently may, at the Committee's discretion, accrue interest, be reinvested into additional shares of Common Stock or, in the case of dividends or dividend equivalents credited in connection with performance shares, be credited as additional performance shares and paid to the Participant if and when, and to the extent that, payment is made pursuant to such Award. The total number of shares available for grant under Section
6.1 shall not be reduced to reflect any dividends or dividend equivalents that are reinvested into additional shares of Common Stock or credited as additional performance shares.

ARTICLE 16  --  DEFERRAL OF AWARDS

At the discretion of the Committee, payment of any Award, dividend, or dividend equivalent, or any portion thereof, may be deferred by a Participant until such time as the Committee may establish. All such deferrals shall be accomplished by the delivery of a written, irrevocable election by the Participant prior to the time established by the Committee for such purpose, on a form provided by the Company. Further, all deferrals shall be made in accordance with administrative guidelines established by the Committee to ensure that such deferrals comply with all applicable requirements of the Code. Deferred payments shall be paid in a lump sum or installments, as determined by the Committee. Deferred Awards may also be credited with interest, at such rates to be determined by the Committee, and, with respect to those deferred Awards denominated in the form of Common Stock, with dividends or dividend equivalents.




ARTICLE 17  --  CHANGE IN OWNERSHIP


17.1   Background.

Notwithstanding any provision contained in the Plan, including, but not limited to, Sections 4.4 and 19.11, the provisions of this Article 17 shall control over any contrary provision. Upon a Change In Ownership:
(i) the terms of this Article 17 shall immediately become operative, without further action or consent by any person or entity; (ii) all terms, conditions, restrictions, and limitations in effect on any unexercised, unearned, unpaid, and/or deferred Award, or any other outstanding Award, shall immediately lapse as of the date of such event;
(iii) no other terms, conditions, restrictions and/or limitations shall be imposed upon any Awards on or after such date, and in no circumstance shall an Award be forfeited on or after such date; and (iv) except in those instances where a prorated Awards is required to be paid under this Article 17, all unexercised, unvested, unearned, and/or unpaid Awards or any other outstanding Awards shall automatically become one hundred percent (100%) vested immediately.

17.2   Dividends and Dividend Equivalents.

Upon a Change In Ownership, all unpaid dividends and dividend equivalents and all interest accrued thereon, if any, shall be treated and paid under this Article 17 in the identical manner and time as the Award under which such dividends or dividend equivalents have been credited. For example, if upon a Change In Ownership, an Award under this Article 17 is to be paid in a prorated fashion, all unpaid dividends and dividend equivalents with respect to such Award shall be paid according to the same formula used to determine the amount of such prorated Award.

17.3   Treatment of Performance Units and Performance Shares.

If a Change In Ownership occurs during the term of one or more performance periods for which the Committee has granted performance units and/or performance shares (including those issued as Performance

Awards under Article 7), the term of each such performance period (hereinafter a "current performance period") shall immediately terminate upon the occurrence of such event. Upon a Change In Ownership, for each "current performance period" and each completed performance period for which the Committee has not on or before such date made a determination as to whether and to what degree the performance objectives for such period have been attained (hereinafter a "completed performance period"), it shall be assumed that the performance objectives have been attained at a level of one hundred percent (100%) or the equivalent thereof.

A Participant in one or more "current performance periods" shall be considered to have earned and, therefore, be entitled to receive, a prorated portion of the Awards previously granted to him for each such performance period. Such prorated portion shall be determined by multiplying the number of performance shares or performance units, as the case may be, granted to the Participant by a fraction, the numerator of which is the total number of whole months that have elapsed since the beginning of the performance period, and the denominator of which is the total number of full months in such performance period. For purposes of this calculation, a partial month shall be treated as a full month to the extent 15 or more days in such month have elapsed.

A Participant in one or more "completed performance periods" shall be considered to have earned and, therefore, be entitled to receive all the performance shares or performance units, as the case may be, previously granted to him during each such performance period.

17.4   Treatment of Awards under Performance Stock Program.

Upon a Change in Ownership, any Participant of the Performance Stock Program, whether or not he or she is still employed by the Company, shall be paid, as soon as practicable but in no event later than 90 days after the Change in Ownership, a pro-rata Award for each Performance Cycle in which Participant was selected to participate and during which the Change in Ownership occurs. The amount of the pro-rata Award shall be determined by multiplying the Target Award for such Performance Cycle for Participants in the same wage grade as the Participant by a fraction, the numerator of which shall be the number of full months in the Performance Cycle prior to the date of the Change in Ownership and the denominator of which shall be the total number of full months in the Performance Cycle. For purposes of this calculation, a partial month shall be treated as a full month to the extent 15 or more days in such month have elapsed. To the extent Target Awards have not yet been established for the Performance Cycle, the Target Awards for the immediately preceding Performance Cycle shall be used.

17.5   Valuation of Awards.

Upon a Change In Ownership, all outstanding Units of Common Stock, Freestanding SARs, stock options (including incentive stock options), Stock Awards (including those issued as Performance Awards under Article
7), performance shares (including those earned as a result of the application of Section 17.3 above), and all other outstanding stock-based Awards (including those earned as a result of the application of

Section 17.4 above and those granted by the Committee pursuant to its authority under Subsection 4.2(m) hereof), shall be valued and cashed out on the basis of the Change In Control Price.

17.6   Payment of Awards.

Upon a Change In Ownership, any Participant, whether or not he or she is still employed by the Company, shall be paid, in a single lump-sum cash payment, as soon as practicable but in no event later than 90 days after the Change In Ownership, all of his or her Units of Common Stock, Freestanding SARs, stock options (including incentive stock options), Stock Awards (including those issued as Performance Awards under Article
7), performance units and shares (including those earned as a result of the application of Section 17.3 above), all other outstanding stock-based Awards (including those earned as a result of the application of Section 17.4 above and those granted by the Committee pursuant to its authority under Subsection 4.2(m) hereof), and all other outstanding Awards.

17.7   Deferred Awards.

Upon a Change In Ownership, all Awards deferred by a Participant under
Article 16 hereof, but for which he or she has not received payment as of such date, shall be paid in a single lump-sum cash payment as soon as practicable, but in no event later than 90 days after the Change In Ownership. For purposes of making such payment, the value of all Awards which are stock based shall be determined by the Change In Control
Price.

17.8   Section 16 of Exchange Act.

Notwithstanding anything contained in this Article 17 to the contrary, any Participant who, on the date of the Change In Ownership, holds any stock options or Freestanding SARs that have not been outstanding for a period of at least six months from their date of grant and who on such date is required to report under Section 16 of the Exchange Act shall not be paid such Award until the first day next following the end of such six-month period.

17.9   Miscellaneous.

Upon a Change In Ownership, (i) the provisions of Sections 14.2, 14.3 and 19.3 hereof shall become null and void and of no further force and effect; and (ii) no action, including, but not by way of limitation, the amendment, suspension, or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of the Plan with respect to any Award to which the Participant may have become entitled hereunder on or prior to the date of such action or as a result of such Change In Ownership.

ARTICLE 18  --  CHANGE IN CONTROL.


18.1   Background.

Notwithstanding any provision contained in the Plan, including, but not limited to, Sections 4.4 and 19.11, the provisions of this Article 18 shall control over any contrary provision. All Participants shall be eligible for the treatment afforded by this Article 18 if their employment terminates within two years following a Change In Control, unless the termination is due to (i) death, (ii) Disability, (iii) Cause, (iv) resignation other than (A) resignation from a declined reassignment to a job that is not reasonably equivalent in responsibility or compensation (as defined in Kodak's Termination Allowance Plan), or that is not in the same geographic area (as defined in Kodak's Termination Allowance Plan), or (B) resignation within 30 days following a reduction in base pay, or (v) Retirement.

18.2   Vesting and Lapse of Restrictions.

If a Participant is eligible for treatment under this Article 18, (i) all of the terms, conditions, restrictions, and limitations in effect on any of his or her unexercised, unearned, unpaid and/or deferred Awards shall immediately lapse as of the date of his or her termination of employment;
(ii) no other terms, conditions, restrictions and/or limitations shall be imposed upon any of his or her Awards on or after such date, and in no event shall any of his or her Awards be forfeited on or after such date; and (iii) except in those instances where a prorated Award is required to be paid under this Article 18, all of his or her unexercised, unvested, unearned and/or unpaid Awards shall automatically become one hundred percent (100%) vested immediately upon his or her termination of employment.

18.3   Dividends and Dividend Equivalents.

If a Participant is eligible for treatment under this Article 18, all of his or her unpaid dividends and dividend equivalents and all interest accrued thereon, if any, shall be treated and paid under this Article 18 in the identical manner and time as the Award under which such dividends or dividend equivalents have been credited.

18.4   Treatment of Performance Units and Performance Shares.

If a Participant holding either performance units or performance shares (including those issued as Performance Awards under Article 7) is terminated under the conditions described in Section 18.1 above, the provisions of this Section 18.4 shall determine the manner in which such performance units and/or performance shares shall be paid to the Participant. For purposes of making such payment, each "current performance period," as that term is defined in Section 17.3, shall be treated as terminating upon the date of the Participant's termination of employment, and for each such "current performance period" and each "completed performance period," as that term is defined in Section 17.3, it shall be assumed that the performance objectives have been attained at a level of one hundred percent (100%) or the equivalent thereof. If the Participant is participating in one or more "current performance periods," he or she shall be considered to have earned and, therefore, be entitled to receive that prorated portion of the Awards previously granted to him for each such performance period, as determined in accordance with the formula established in Section 17.3 hereof. A Participant in one or more "completed performance periods" shall be considered to have earned and, therefore, be entitled to receive all the performance shares and performance units previously granted to him during each performance period.

18.5   Treatment of Awards under Performance Stock Program

If a Participant of the Performance Stock Program is eligible for treatment under this Article 18, he or she shall be paid, as soon as practicable but in no event later than 90 days after the date of his or her termination of employment, a pro-rata Award for each Performance Cycle in which Participant was selected to participate and during which the Change in Ownership occurs. The amount of the pro-rata Award shall be determined by multiplying the Target Award for such Performance
Cycle for Participants in the same wage grade as the Participant by a fraction, the numerator of which shall be the number of full months in the Performance Cycle prior to the date of his or her termination of employment and the denominator of which shall be the total number of full months in the Performance Cycle. For purposes of this calculation, a partial month shall be treated as a full month to the extent 15 or more days in such month have elapsed. To the extent Target Awards have not yet been established for the Performance Cycle, the Target Awards for the immediately preceding Performance Cycle shall be used.

18.6 Valuation of Awards.

If a Participant is eligible for treatment under this Article 18, his or her Awards shall be valued and cashed out in accordance with the provisions of Section 17.5.

18.7   Payment of Awards.

If a Participant is eligible for treatment under this Article 18, he or she shall be paid, in a single lump-sum cash payment, as soon as practicable but in no event later than 90 days after the date of his or her termination of employment, all of his or her Units of Common Stock, Freestanding SARs, stock options (including incentive stock options), Stock Awards (including those issued as Performance Awards under Article
7), performance units and shares (including those earned as a result of the application of Section 18.4 above), all other outstanding stock-based Awards (including those earned as a result of the application of Section 18.5 above and those granted by the Committee pursuant to its authority under Subsection 4.2(m) hereof), and all other outstanding Awards.

18.8   Deferred Awards.

If a Participant is eligible for treatment under this Article 18, all of his or her deferred Awards for which payment has not been received as of the date of his or her termination of employment shall be paid to the Participant in a single lump-sum cash payment as soon as practicable, but in no event later than 90 days after the date of the Participant's termination. For purposes of making such payment, the value of all Awards which are stock based shall be determined by the Change In Control Price.

18.9   Section 16 of Exchange Act.

Notwithstanding anything contained in this Article 18 to the contrary, any Participant who, on the date of his or her termination of employment under the conditions described in Section 18.1, holds any stock options or Freestanding SARs that have not been outstanding for a period of at least six months from their date of grant and who on the date of such termination is required to report under Section 16 of the Exchange Act shall not be paid such Award until the first business day next following the end of such six-month period.

18.10  Miscellaneous.

Upon a Change In Control, (i) the provisions of Sections 14.2, 14.3 and
19.3 hereof shall become null and void and of no force and effect insofar as they apply to a Participant who has been terminated under the conditions described in Section 18.1 above; and (ii) no action, including, but not by way of limitation, the amendment, suspension or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of the Plan with respect to any Award to which the Participant may have become entitled hereunder on or prior to the date of the Change In Control or to which he or she may become entitled as a result of such Change In Control.

18.10  Legal Fees.

Kodak shall pay all legal fees and related expenses incurred by a Participant in seeking to obtain or enforce any payment, benefit or right he or she may be entitled to under the Plan after a Change In Control; provided, however, the Participant shall be required to repay any such amounts to Kodak to the extent a court of competent jurisdiction issues a final and non-appealable order setting forth the determination that the position taken by the Participant was frivolous or advanced in bad faith.



ARTICLE 19  --  MISCELLANEOUS

19.1   Nonassignability

No Awards or any other payment under the Plan shall be subject in any manner to alienation, anticipation, sale, transfer (except by will or the laws of descent and distribution), assignment, pledge, or encumbrance, nor shall any Award be payable to or exercisable by anyone other than the Participant to whom it was granted.

19.2   Withholding Taxes

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

19.3   Amendments to Awards

The Committee may at any time unilaterally amend any unexercised, unearned, or unpaid Award, including, but not by way of limitation, Awards earned but not yet paid, to the extent it deems appropriate; provided, however, that any such amendment which, in the opinion of the Committee, is adverse to the Participant shall require the Participant's consent.

19.4.  Regulatory Approvals and Listings

Notwithstanding anything contained in this Plan to the contrary, the Company shall have no obligation to issue or deliver certificates of Common Stock evidencing Stock Awards or any other Award resulting in the payment of Common Stock prior to (i) the obtaining of any approval from any governmental agency which the Company shall, in its sole discretion, determine to be necessary or advisable, (ii) the admission of such shares to listing on the stock exchange on which the Common Stock may be listed, and (iii) the completion of any registration or other qualification of said shares under any state or Federal law or ruling of any governmental body which the Company shall, in its sole discretion, determine to be necessary or advisable.

19.5   No Right to Continued Employment or Grants

Participation in the Plan shall not give any Employee any right to remain in the employ of Kodak or any Subsidiary. Kodak or, in the case of employment with a Subsidiary, the Subsidiary, reserves the right to terminate any Employee at any time. Further, the adoption of this Plan shall not be deemed to give any Employee or any other individual any right to be selected as a Participant or to be granted an Award.

19.6.  Amendment/Termination

The Committee may suspend or terminate the Plan at any time with or without prior notice. In addition, the Committee may, from time to time and with or without prior notice, amend the Plan in any manner, but may not without shareholder approval adopt any amendment which would require the vote of the shareholders of Kodak pursuant to Section 16 of the Exchange Act or Section 162(m) of the Code, but only insofar as such amendment affects Covered Employees.

19.7   Governing Law

The Plan shall be governed by and construed in accordance with the laws of the State of New York, except as superseded by applicable Federal Law.

19.8   No Right, Title, or Interest in Company Assets

No Participant shall have any rights as a shareholder as a result of participation in the Plan until the date of issuance of a stock certificate in his or her name, and, in the case of restricted shares of Common Stock, such rights are granted to the Participant under the Plan. To the extent any person acquires a right to receive payments from the Company under the Plan, such rights shall be no greater than the rights of an unsecured creditor of the Company and the Participant shall not have any rights in or against any specific assets of the Company.
All of the Awards granted under the Plan shall be unfunded.

19.9   Section 16 of the Exchange Act

In order to avoid any Exchange Act violations, the Committee may, from time to time, impose additional restrictions upon an Award, including but not limited to, restrictions regarding tax withholdings and restrictions regarding the Participant's ability to exercise Awards under the Company's broker-assisted exercise program.

19.10  No Guarantee of Tax Consequences

No person connected with the Plan in any capacity, including, but not limited to, Kodak and its Subsidiaries and their directors, officers, agents and employees makes any representation, commitment, or guarantee that any tax treatment, including, but not limited to, Federal, state and local income, estate and gift tax treatment, will be applicable with respect to amounts deferred under the Plan, or paid to or for the benefit of a Participant under the Plan, or that such tax treatment will apply to or be available to a Participant on account of participation in the Plan.

19.11  Compliance with Section 162(m)

If any provision of the Plan, other than the application of those contained in Articles 17 or 18 hereof, would cause the Awards granted to a Covered Person not to qualify as "Performance-Based Compensation" under Section 162(m) of the Code, that provision, insofar as it pertains to the Covered Person, shall be severed from, and shall be deemed not to be a part of, this Plan, but the other provisions hereof shall remain in full force and effect.

19.12  Other Benefits

No Award granted under the Plan shall be considered compensation for purposes of computing benefits under any retirement plan of the Company nor affect any benefits or compensation under any other benefit or compensation plan of the Company now or subsequently in effect.

                                                                          Exhibit (11)

                          Eastman Kodak Company and Subsidiary Companies

                             Computation of Earnings Per Common Share
                                                   Second Quarter            First Half-Year
                                                   1995      1994            1995        1994
                                                    (in millions, except per share amounts)

Earnings from continuing operations before
 extraordinary item                               $ 377     $ 295           $ 639       $ 440

Loss from discontinued operations                    -        (30)             -           (81)
                                                  -----     -----           -----       -----
Earnings before extraordinary item                  377       265             639         359

Extraordinary item                                   -         (1)            -        (13)
                                                  -----     -----           -----       -----

          Net Earnings                            $ 377     $ 264           $ 639       $ 346
                                                  =====     =====           =====       =====

Average number of common shares outstanding       341.2     332.8           340.6       331.8

Earnings per share from continuing
 operations before extraordinary item             $1.11     $ .88           $1.88    $1.33

Loss per share from discontinued operations          -       (.09)             -      (.25)
                                                  -----     -----           -----    -----
Earnings per share before extraordinary item       1.11       .79            1.88     1.08

Extraordinary item                                   -         -               -      (.04)
                                                  -----     -----           -----    -----
Earnings per share                                $1.11     $ .79           $1.88    $1.04
                                                  =====     =====           =====    =====
