Form 10-Q
period 1995-09-30
EASTMAN KODAK CO
filed 1995-11-03
CIK 31235

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                                        FORM 10-Q


           X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1995

                                   or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                         Number of Shares Outstanding at
                Class                           September 30, 1995
     Common Stock, $2.50 par value               342,106,930

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions)                                      Third Quarter            Three Quarters
                                                   1995      1994             1995     1994
REVENUES
  Sales                                          $3,813    $3,529          $10,888   $9,709
  Earnings from equity interests and other
    revenues                                         64         2              190       70
                                                 ------    ------          -------   ------
         TOTAL REVENUES                           3,877     3,531           11,078    9,779
                                                 ------    ------          -------   ------
COSTS
  Cost of goods sold                              1,987     1,967            5,630    5,219
  Selling, general and administrative expenses    1,037       972            3,030    2,644
  Research and development costs                    244       221              696      655
  Interest expense                                   20        28               58      113
  Other charges                                      77        25              138      133
                                                 ------    ------          -------   ------
         TOTAL COSTS                              3,365     3,213            9,552    8,764
                                                 ------    ------          -------   ------
Earnings from continuing operations
 before income taxes                                512       318            1,526    1,015
Provision for income taxes from continuing
 operations                                         174       125              549      382
                                                 ------    ------          -------   ------
Earnings from continuing operations before
 extraordinary item                                 338       193              977      633

Loss from discontinued operations                    -         -                -       (81)
                                                 ------    ------          -------   ------
Earnings before extraordinary item                  338       193              977      552

Extraordinary item                                   -         -                -       (13)
                                                 ------    ------          -------   ------

         NET EARNINGS                            $  338    $  193          $   977   $  539
                                                 ======    ======          =======   ======



Earnings per share from continuing
 operations before extraordinary item            $  .99    $  .57          $  2.86   $ 1.89

Loss per share from discontinued operations          -         -                -      (.24)
                                                 ------    ------          -------   ------
Earnings per share before extraordinary item        .99       .57             2.86     1.65

Extraordinary item                                   -         -                -      (.04)
                                                 ------    ------          -------   ------
Earnings per share                               $  .99    $  .57          $  2.86   $ 1.61
                                                 ======    ======          =======   ======


CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Retained earnings at beginning of period         $4,838    $4,552          $ 4,485   $4,469
Net earnings                                        338       193              977      539
Cash dividends declared                            (136)     (136)            (409)    (401)
Other changes                                         5        (3)              (8)      (1)
------                                           ------    -------         ------
         RETAINED EARNINGS at end of period      $5,045    $4,606          $ 5,045   $4,606
                                                 ======    ======          =======   ======

----------------------------------------------------------------------------------------------
                              See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                      Sept. 30,       Dec. 31,
                                                        1995            1994
(in millions)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                            $ 1,268         $ 2,020
Marketable securities                                     65              48
Receivables (net of allowances of $124 and $120)       3,076           3,064
Inventories                                            1,947           1,480
Deferred income tax charges                              514             711
Other                                                    199             360
                                                     -------         -------
     Total current assets                              7,069           7,683
                                                     -------         -------
PROPERTIES
Land, buildings and equipment at cost                 12,623          12,299
Less: Accumulated depreciation                         7,275           7,007
                                                     -------         -------
     Net properties                                    5,348           5,292
                                                     -------         -------
OTHER ASSETS
Goodwill (net of accumulated
  amortization of $275 and $226)                         581             616
Long-term receivables and other
  noncurrent assets                                      911             872
Deferred income tax charges                              504             505
                                                     -------         -------
     TOTAL ASSETS                                    $14,413         $14,968
                                                     =======         =======
------------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES
Payables                                             $ 3,326         $ 3,398
Short-term borrowings                                    412             371
Taxes-income and other                                   526           1,701
Dividends payable                                        136             136
Deferred income tax credits                               22             129
                                                     -------         -------
     Total current liabilities                         4,422           5,735

OTHER LIABILITIES
Long-term borrowings                                     653             660
Postemployment liabilities                             3,734           3,671
Other long-term liabilities                              738             790
Deferred income tax credits                              106              95
                                                     -------         -------
     Total liabilities                                 9,653          10,951
                                                     -------         -------
SHAREOWNERS' EQUITY
Common stock at par*                                     972             966
Additional capital paid in or
   transferred from retained earnings                    593             515
Retained earnings                                      5,045           4,485
Accumulated translation adjustment                       105               8
                                                     -------         -------
                                                       6,715           5,974
Less: Treasury stock shares at cost*                   1,955           1,957
                                                     -------         -------
     Total shareowners' equity                         4,760           4,017
                                                     -------         -------
     TOTAL LIABILITIES AND SHAREOWNERS' EQUITY       $14,413         $14,968
                                                     =======         =======

* Common stock: $2.50 par value, 950 million shares authorized, 389 million shares issued as of Sept. 30, 1995 and 386 million shares issued as of December 31, 1994.  Treasury stock at cost consists of approximately 47 million shares at each balance sheet date.
-----------------------------------------------------------------------------------------------
                                See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                   Three Quarters
                                                                 1995          1994
(in millions)
Cash flows from operating activities:


Earnings from continuing operations before
 extraordinary item                                           $   977       $   633
Adjustments to reconcile above earnings to net cash
 provided by operating activities:
    Depreciation and amortization                                 641           613
    Provision (benefit) for deferred taxes                         97            (8)
    Loss on sale and retirement of properties                      39            38
    Decrease (increase) in receivables                             50          (128)
    Increase in inventories                                      (424)         (131)
    Increase in liabilities excluding borrowings                  394            77
    Other items, net                                             (335)         (244)
                                                              -------       -------
       Total adjustments                                          462           217
                                                              -------       -------
       Net cash provided by operating activities                1,439           850
                                                              -------       -------

Cash flows from investing activities:
    Additions to properties                                      (695)         (814)
    Proceeds from sale of properties and investments               78            41
    Marketable securities - sales                                  23           242
    Marketable securities - purchases                              -            (27)
    Payment for purchase of Qualex, net of cash acquired         (100)          (48)
    Cash flows related to sales of non-imaging
     health businesses                                         (1,212)           -
                                                              -------       -------
       Net cash used in investing activities                   (1,906)         (606)
                                                              -------       -------

Cash flows from financing activities:
    Net (decrease) increase in commercial paper borrowings
     of 90 days or less                                          (259)        1,385
    Proceeds from other borrowings                              2,529             2
    Repayment of other borrowings and certain financial
      instruments                                              (2,236)       (2,297)
    Dividends to shareowners                                     (409)         (429)
    Exercise of employee stock options                             82            29
                                                              -------       -------
       Net cash used in financing activities                     (293)       (1,310)
                                                              -------       -------
Effect of exchange rate changes on cash                             8            16
                                                              -------       -------

Net decrease in cash and cash equivalents                        (752)       (1,050)
Cash and cash equivalents, beginning of year                    2,020         1,635
                                                              -------       -------
    Cash and cash equivalents, end of quarter                 $ 1,268       $   585
                                                              =======       =======
----------------------------------------------------------------------------------------
                           See Notes to Financial Statements

                       NOTES TO FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1994 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. The statements are based in part on estimates and have not been audited by independent accountants. The annual statements will be audited by Price Waterhouse LLP.
-----------------------------------------------------------------------------

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

-----------------------------------------------------------------------------

RECLASSIFICATIONS

Certain 1994 financial statement amounts have been reclassified to conform with the 1995 presentation.


                                    David J. FitzPatrick, Controller
                                    November 3, 1995

Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except                   Third Quarter                 Three Quarters
earnings per share)                1995      1994    Change      1995      1994    Change
Sales                            $3,813    $3,529      +8%    $10,888    $9,709     +12%
Earnings (loss) from operations
 before extraordinary item:
   Continuing                       338       193                 977       633
   Discontinued                      -         -                   -        (81)
Net earnings                        338       193                 977       539
Earnings per share                  .99       .57                2.86      1.61

Sales of $3,813 million for the third quarter of 1995 increased 8% over the third quarter of 1994 while year-to-date sales of $10,888 million were up 12% over the comparable period of last year. Excluding sales of Qualex (a U.S. photofinishing company which had been treated as an equity investment until the remainder of its outstanding shares were acquired in August, 1994), sales increased 6% for the quarter and 9% for the year to date over a year ago.
Sales for the quarter and year to date benefited from volume gains and the favorable effects of foreign currency rate changes, but were adversely affected by lower effective selling prices. Currency changes favorably affected 1995 sales by $76 million for the quarter and $394 million for the year to date. Net earnings for the 1995 third quarter and year to date of $338 million ($.99 per share) and $977 million ($2.86 per share), respectively, increased significantly over the comparable periods of 1994. Benefits realized from higher volumes, manufacturing productivity, the favorable effects of foreign currency rate changes, lower interest expense, higher investment income and a lower effective tax rate were only partially offset by cost escalation, lower effective selling prices and increased selling, general and administrative (SG&A) activity. Net earnings for the 1994 third quarter were adversely affected by approximately $60 million ($.18 per share) for costs related to the acquisition of Qualex and incremental charges associated with asset valuations. These charges and other adjustments related to repair parts inventory valuations and revenues on certain service agreements adversely impacted 1994 year-to-date net earnings by approximately $90 million ($.27 per share).

During 1994, the Company divested the following non-imaging health businesses: the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostic Division. These businesses have been reported as discontinued operations.

Net earnings for the 1994 year to date were reduced by an after-tax extraordinary charge of $13 million ($.04 per share) related to the early extinguishment of debt.


------------------------------------------------------------------------------

Sales by Segment (in millions)
                                            Third Quarter             Three Quarters
                                   1995      1994     Change     1995      1994     Change
Consumer Imaging
  Inside the U.S.                $  761    $  645      +18%   $ 2,064    $1,646      +25%
  Outside the U.S.                1,078       968      +11      2,920     2,532      +15
                                 ------    ------      ---    -------    ------      ---
   Total Consumer Imaging         1,839     1,613      +14      4,984     4,178      +19
                                 ------    ------      ---    -------    ------      ---
Commercial Imaging
  Inside the U.S.                   988       996       -1      2,920     2,861       +2
  Outside the U.S.                  995       920       +8      3,009     2,670      +13
                                 ------    ------      ---    -------    ------      ---
   Total Commercial Imaging       1,983     1,916       +3      5,929     5,531       +7
                                 ------    ------      ---    -------    ------      ---
Deduct Intersegment Sales            (9)       -                  (25)       -
                                 ------    ------      ---    -------    ------      ---
   Total Worldwide               $3,813    $3,529       +8%   $10,888    $9,709      +12%
                                 ======    ======      ===    =======    ======      ===

------------------------------------------------------------------------------
SEGMENT SALES

In the Consumer Imaging segment, sales to customers inside the U.S. increased for the quarter and year to date, when compared with sales for the same periods of 1994. Excluding the sales of Qualex, sales increased 8% in the quarter and 5% year to date as increased volumes were only partially offset by lower effective selling prices. Outside the U.S., sales increased significantly in the quarter and year to date compared with last year, as good increases in unit volumes and the favorable effects of foreign currency rate changes were only slightly offset by lower effective selling prices. Single-use cameras, Ektacolor paper and Kodacolor 35mm film were the major contributors to the worldwide volume gains in the third quarter and year to date.

In the Commercial Imaging segment, sales to customers inside the U.S. for the 1995 third quarter were down 1% from the third quarter a year ago. Year-to-date sales for 1995 were up 2% over the comparable period a year ago, which reflected a reduction for revenue adjustments on certain service agreements. Excluding these adjustments, sales were up slightly year to date as volume increases were partially offset by lower effective selling prices. Sales to customers outside the U.S. increased in the third quarter and were up significantly year to date when compared with 1994. In both the quarter and year-to-date periods, the benefits from increased unit volumes and the favorable effects of foreign currency rate changes were only partially offset by lower effective selling prices. Worldwide volume increases for the quarter and year to date were led by Motion Picture and Television Imaging and Digital and Applied Imaging products.
------------------------------------------------------------------------------

COSTS AND EXPENSES

                                        Third Quarter                Three Quarters
(in millions)                      1995      1994    Change     1995      1994   Change

Gross profit                     $1,826    $1,562     +17%    $5,258    $4,490    +17%
  Percent of Sales                 47.9%     44.3%              48.3%     46.2%
Selling, general and
 administrative expenses         $1,037    $  972      +7%    $3,030    $2,644    +15%
  Percent of Sales                 27.2%     27.5%              27.8%     27.2%
Research and development costs   $  244    $  221     +10%    $  696    $  655     +6%
  Percent of Sales                  6.4%      6.3%               6.4%      6.7%

------------------------------------------------------------------------------
Gross profit as a percent of sales in the 1994 third quarter was reduced by approximately 1.3 percentage points due to purchase accounting adjustments relating to the acquisition of Qualex and incremental charges associated with asset valuations. The 1994 year-to-date gross profit percentage was reduced by approximately 0.8 percentage points due to these adjustments and adjustments related to repair part inventory valuations and revenue on certain service agreements. Excluding these adjustments, gross profit as a percent of sales increased 2.3 percentage points and 1.3 percentage points in the third quarter and year to date, respectively, as the benefits from higher volumes and manufacturing productivity gains more than offset the unfavorable effects of cost escalation and product mix changes. SG&A expenses increased 7% in the quarter and 15% for the year to date when compared with 1994. The quarter and year-to-date SG&A expense increases are due primarily to the unfavorable effects of foreign currency rate changes on locally incurred costs and higher distribution and administrative costs.
------------------------------------------------------------------------------

Earnings from Operations
 by Industry Segment

(in millions)                            Third Quarter                 Three Quarters

                                   1995      1994    Change     1995        1994   Change
Consumer Imaging                  $ 405     $ 269     +51%    $  962      $  756    +27%
  Percent of Sales                 22.0%     16.7%              19.3%       18.1%

Commercial Imaging                $ 146     $  94     +55%    $  585      $  423    +38%
  Percent of Sales                  7.4%      4.9%               9.9%        7.6%
                                  -----     -----     ---     ------      ------    ---

Total                             $ 551     $ 363     +52%    $1,547      $1,179    +31%
                                  =====     =====     ===     ======      ======    ===

------------------------------------------------------------------------------
SEGMENT EARNINGS

Consumer Imaging operating earnings increased sharply in the third quarter and year to date when compared with the comparable periods of last year. Benefits realized from increased unit volumes, manufacturing productivity and the favorable effects of foreign currency rate changes were only partially offset by increased SG&A expenses, cost escalation and lower effective selling prices. Operating earnings for the 1994 third quarter and year to date were adversely impacted by $55 million of incremental charges related to asset valuations and costs associated with the acquisition of Qualex.

Commercial Imaging segment operating earnings for the third quarter increased 55% over 1994 as the benefits from manufacturing productivity, lower SG&A costs and the favorable effects of foreign currency rate changes were only partially offset by cost escalation, lower effective selling prices and higher research and development costs. Year-to-date operating earnings were up 38% over a year ago as the benefits from manufacturing productivity, increased unit volumes and the favorable effects of foreign currency rate changes were only partially offset by cost escalation, lower effective selling prices and higher research and development costs. Third quarter 1994 operating earnings were adversely impacted by approximately $35 million of incremental charges for asset valuations. For the 1994 year to date, these charges plus adjustments related to revenue on certain service agreements and repair parts inventory valuations reduced operating earnings by approximately $83 million.
------------------------------------------------------------------------------
OTHER REVENUES AND COSTS

Earnings from equity interests and other revenues were higher in the quarter and year to date, when compared with the comparable periods of 1994, due primarily to increased interest income earned on higher average cash balances and increased earnings from equity interests. Earnings from equity interests in 1994 included a loss of $7 million in the third quarter and $13 million in the year to date for the period during which the investment in Qualex was accounted for using the equity method. Interest expense for the 1995 third quarter and year to date decreased, when compared with 1994, due to lower average borrowings. The net effect of foreign exchange transactions and the translation of net monetary items in highly inflationary economies was a loss of $31 million in the 1995 third quarter and $41 million for the year to date compared with losses of $6 million and $50 million in the 1994 third quarter and year to date, respectively. The 1995 year-to-date effective tax rate was 36% compared with 37% for 1994.
------------------------------------------------------------------------------
CASH DIVIDENDS

During the third quarter of 1995, a cash dividend of $136 million (40 cents per share) was declared on the Company's common stock. Total cash dividends declared for the year-to-date periods of 1995 and 1994 amounted to $409 million and $401 million, respectively.

FINANCIAL POSITION

Cash and marketable securities were $1,333 million at the end of the third quarter compared with $2,068 million at year-end 1994. This decrease includes the effect of approximately $1.3 billion of tax payments related to the divestiture of the non-imaging health businesses. Net working capital at the end of the quarter increased to $2,647 million from $1,948 million at year-end 1994, primarily due to an increase in inventories. Projected operating cash flows are expected to be adequate to support normal business operations, planned capital expenditures and dividend payments in 1995.

On October 17, 1995, the Company announced it plans to repurchase up to $1 billion of its outstanding common stock. The stock repurchase will be made from available cash reserves, cash from operations and new borrowings to the extent necessary. The repurchase is expected to be completed over the next nine months. The Company also announced its intention to contribute approximately $500 million of Kodak stock to its defined benefit pension plan in the U.S. This contribution will provide a funding level consistent with the Company's view of what will be needed to meet future obligations of the plan. Based on prices in effect as of October 17, 1995, the net reduction in outstanding common shares from the stock repurchase and pension plan contribution will be approximately 2.5%.

CAPITAL ADDITIONS

Capital additions for the third quarter of 1995 were $236 million compared with $187 million for the third quarter of 1994. For the 1995 year to date, capital additions were $695 million compared with $814 million a year ago. Year-to-date 1994 capital additions include approximately $292 million of equipment previously leased and subsequently purchased upon the termination of a Master Lease agreement. The provision for depreciation for the first three quarters of 1995 was $592 million compared with $582 million for the comparable period of 1994.

                        Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In April 1987, the Company was sued in federal district court in San Francisco by a number of independent service organizations who alleged violations of Sections 1 and 2 of the Sherman Act and of various state statutes in the sale by the Company of repair parts for its copier and micrographics equipment (Image Technical Service, Inc. (ITS), et al v. Eastman Kodak Company). The complaint sought unspecified compensatory and punitive damages. Trial began on June 19, 1995 and concluded on September 18, 1995 with a jury verdict for plaintiffs of $23,948,300, before trebling. The Company intends to appeal the jury's verdict and otherwise to continue to defend this action vigorously.

Two cases that raise essentially the same antitrust issues as ITS are pending in federal district court in San Francisco (Nationwide, et al v. Eastman Kodak Company, filed March 10, 1995, and A-1 Copy Center, et al v. Eastman Kodak Company, filed December 13, 1993, the latter a consolidated class action). The complaints in Nationwide and A-1 seek unspecified compensatory and punitive damages. Discovery was stayed in both cases pending completion of the ITS trial. The Company expects that activity in both these cases will now accelerate, with the possibility of trials within the next two years. As is the case in ITS, the Company is defending both of these matters vigorously.

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

           (b)  Reports on Form 8-K
                No reports on Form 8-K were filed or required to be filed for the quarter ended September 30, 1995.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EASTMAN KODAK COMPANY
                                                  (Registrant)




Date    November 3, 1995

                                        David J. FitzPatrick, Controller,
                                        Principal Accounting Officer and
                                        Duly Authorized Officer

                        Eastman Kodak Company and Subsidiary Companies

                     Index to Exhibits and Financial Statement Schedules


Exhibit                                                             Page No.


    (11)  Computation of Earnings Per Common Share                    12

    (27) Financial Data Schedule, Exhibit (27) - Submitted with the EDGAR filing as a second document to this Form 10-Q

                                                                             Exhibit (11)
                          Eastman Kodak Company and Subsidiary Companies

                             Computation of Earnings Per Common Share
                                                   Third Quarter               Three Quarters
                                                   1995      1994              1995       1994
                                                    (in millions, except per share amounts)

Earnings from continuing operations before
 extraordinary item                               $ 338     $ 193             $ 977      $ 633

Loss from discontinued operations                    -         -                 -         (81)
                                                  -----     -----             -----      -----
Earnings before extraordinary item                  338       193               977        552

Extraordinary item                                   -         -                 -         (13)
                                                  -----     -----             -----      -----

          Net Earnings                            $ 338     $ 193             $ 977      $ 539
                                                  =====     =====             =====      =====

Average number of common shares outstanding       342.0     339.4             341.1      334.3

Earnings per share from continuing
 operations before extraordinary item             $ .99     $ .57             $2.86      $1.89

Loss per share from discontinued operations          -         -                 -        (.24)
                                                  -----     -----             -----      -----
Earnings per share before extraordinary item        .99       .57              2.86       1.65

Extraordinary item                                   -         -                 -        (.04)
                                                  -----     -----             -----      -----
Earnings per share                                $ .99     $ .57             $2.86      $1.61
                                                  =====     =====             =====      =====
