Form 10-K
period 1995-12-31
EASTMAN KODAK CO
filed 1996-03-12
CIK 31235

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-K


           X  Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 (Fee Required)

              For the year ended December 31, 1995 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

At December 31, 1995, 345,889,423 shares of Common Stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the New York Stock Exchange at January 19, 1996) of the voting stock held by nonaffiliates was approximately $24.0 billion.

ITEM 1.  BUSINESS

Eastman Kodak Company (the Company) is engaged primarily in developing, manufacturing, and marketing consumer and commercial imaging products. Kodak's sales, earnings and identifiable assets by industry segment for the past three years are shown in Segment Information on page 43.
-----------------------------------------------------------------------------

CONSUMER IMAGING SEGMENT

Sales of the consumer imaging segment, including intersegment sales, for the past three years were:

(in millions)                                      1995       1994       1993

                                                 $6,830     $5,919     $5,292

The products of the consumer imaging segment are used for capturing, recording or displaying a consumer originated image. For example, traditional amateur photography requires, at a minimum, a camera, film, and photofinishing. Photofinishing requires equipment and supplies, including chemicals and paper for prints.

Kodak manufactures and markets various components of imaging systems. For amateur photography, Kodak supplies films, photographic papers, processing services, photographic chemicals, cameras and projectors. Recent imaging products developed by Kodak include new generations of films, cameras, photographic papers and one-time-use cameras. In early 1996, the Company announced its line-up of Advanced Photo System (APS) products encompassing new cameras, films and services. APS is a new amateur film format which delivers a variety of new consumer features such as drop-in loading and multiple capture options.

Marketing and Competition. Kodak's consumer imaging products and services are distributed worldwide through a variety of channels. Individual products are often used in substantial quantities in more than one market. Most sales of the consumer imaging segment are made through dealers. Independent retail outlets selling Kodak amateur products total many thousands. In a few areas abroad, Kodak products are marketed by independent national distributors.

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

Raw Materials. The raw materials used by the consumer imaging segment are many and varied and generally available. Silver is one of the essential materials in photographic film and paper manufacturing. Digital electronics are becoming more prevalent in product offerings.

----------------------------------------------------------------------------

COMMERCIAL IMAGING SEGMENT

Sales of the commercial imaging segment for the past three years were:

(in millions)                                     1995       1994       1993

                                                $8,184     $7,646     $7,382

The commercial imaging segment consists of businesses that serve the imaging and information needs of commercial customers. Products in this segment are used to capture, store, process and display images and information in a variety of forms.

Kodak products for the commercial imaging segment include films, photographic papers, photographic plates, chemicals, processing equipment and audiovisual equipment, as well as copiers, graphic arts films, microfilm products, applications software, printers and other business equipment, supplies and service agreements to support these products. These products serve professional photofinishers, professional photographers, customers in the health care industry, and customers in motion picture, television, commercial printing and publishing, office automation and government markets. Recently introduced commercial imaging products include digital and applied imaging products which capture, store and print images in an electronic format.

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

Raw Materials. The raw materials used by the commercial imaging segment are many and varied and generally available. Silver is one of the essential materials in photographic film and paper manufacturing. Electronic components represent a significant portion of the cost of the materials used in the manufacture of business equipment.
-----------------------------------------------------------------------------
DISCONTINUED OPERATIONS - HEALTH BUSINESSES

In 1994, the Company divested the following non-imaging health businesses for aggregate gross proceeds of $7,858 million: the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostics Division. These businesses are reported as discontinued operations with results for prior periods restated.

Sales of products of these discontinued health businesses for the two years ended December 31, 1994 and 1993 were (1994 sales are through sales dates):

(in millions)                           1994       1993

                                      $3,175     $3,694

-----------------------------------------------------------------------------

DISCONTINUED OPERATIONS - CHEMICALS SEGMENT

On December 31, 1993, the Company distributed all of the outstanding shares of common stock of Eastman Chemical Company (Eastman), which represented substantially all of the Company's worldwide chemical business, as a dividend to the Company's shareowners (the spin-off) in a ratio of one share of Eastman common stock for every four shares of Kodak common stock. As a result of the spin-off, Eastman became an independent publicly held company listed on the New York Stock Exchange and its operation ceased to be owned by the Company. In connection with the spin-off, Eastman assumed $1.8 billion of new borrowings, the proceeds from which were used by the Company to retire other borrowings. The chemicals segment has been reported as discontinued operations. Sales of chemicals segment products, including intersegment sales, for the year ended December 31, 1993 were $3,976 million.
-----------------------------------------------------------------------------
RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development. In 1995, $935 million (1994 - $859 million; 1993 - $864 million) was expended for research and development for continuing operations. Research and development groups are located principally in the United States in Rochester, New York. Outside the U.S., research and development groups are located in Australia, England, France, Japan and Germany. These groups, in close cooperation with manufacturing units and marketing organizations, are constantly developing new products and applications to serve both existing and new markets.

It has been Kodak's general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents where feasible. The ownership of these patents contributes to Kodak's ability to use its inventions but at the same time is accompanied by significant patent licensing. While in the aggregate Kodak's patents are considered to be of material importance in the operation of its business, it does not consider that the patents relating to any single product or process are of material significance when judged from the standpoint of its total business.

-----------------------------------------------------------------------------

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

Kodak continues to engage in a program for environmental protection and control. During 1995, expenditures for pollution prevention and waste treatment at various manufacturing facilities totaled $106 million. These costs included $72 million of recurring costs associated with managing hazardous substances and pollution in on-going operations, $31 million of capital expenditures to limit or monitor hazardous substances or pollutants, and $3 million of mandated expenditures to remediate previously contaminated sites. These expenditures have been accounted for in accordance with the Company's accounting policy for environmental costs. The Company expects these recurring and remediation costs to increase and capital to increase significantly in the near future. While these costs will continue to require significant cash outflows for the Company, it is not expected that these costs will have an impact materially different from 1995's environmental expenditures on the Company's financial position, results of operations, cash flows or competitive position.

In October 1994, the Company, the Environmental Protection Agency (EPA), and the U.S. Department of Justice announced the settlement of a civil complaint alleging noncompliance by the Company with federal environmental regulations at the Company's Kodak Park manufacturing site in Rochester, New York. The Company paid a penalty of $5 million. A Consent Decree was signed under which the Company is subject to a Compliance Schedule by which the Company will improve its waste characterization procedures, upgrade one of its incinerators and evaluate and upgrade its industrial sewer system over a 12-year period. The total expenditures that may be required to complete this program cannot currently be reasonably estimated since upgrade plans have not been finalized and must be developed on an ongoing basis. Further, most of the expenditures associated with the program will be capital in nature.

The RCRA Facility Assessment (RFA) pertaining to the Company's Kodak Park site in Rochester, New York is nearly complete and the Company has completed a broad-based assessment of the site in response to the RFA. While future expenditures associated with any remediation activities could be significant, the Company is currently in the process of completing the RCRA facility investigation (RFI). Upon completion of the RFI, the Company expects to have developed estimates of the required remediation costs.

The Company accrues for remediation costs which relate to an existing condition caused by past operations when it is probable that these costs will be incurred and can be reasonably estimated. The Company had reserves for remediation costs of $114 million and $108 million at December 31, 1995 and 1994, respectively.

The Clean Air Act Amendments were enacted in 1990. The Company may be required to incur significant costs, primarily capital in nature, over a period of several years to comply with the provisions of this Act. The expenditures that may be required cannot be reasonably estimated at the present time since either implementing regulations have not been issued or compliance plans have not been finalized.

----------------------------------------------------------------------------

EMPLOYMENT

At the end of 1995, the Company employed 96,600 people, of whom 54,400 were employed in the U.S.
----------------------------------------------------------------------------

Financial information by geographic areas for the past three years is shown in Segment Information on page 42.

----------------------------------------------------------------------------

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

----------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS

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

Two cases that raise essentially the same antitrust issues as ITS are pending in federal district court in San Francisco (Nationwide, et al v. Eastman Kodak Company, filed March 10, 1995, and A-1 Copy Center, et al v. Eastman Kodak Company, filed December 13, 1993, the latter a consolidated class action). The complaints in Nationwide and A-1 seek unspecified compensatory and punitive damages. Stays in both these cases have been lifted effective March 1, 1996, so the Company expects that activity will now accelerate, with the possibility of trials within the next two years. As is the case in ITS, the Company is defending both of these matters vigorously.

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

The Company and its subsidiary companies are involved in lawsuits, claims, investigations, and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial condition, or results of operations.
----------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
----------------------------------------------------------------------------

Executive Officers of the Registrant
(as of December 31, 1995)
                                                          Date First Elected
                                                             an         to
                                                          Executive   Present
     Name                Age       Positions Held          Officer     Office

George M. C. Fisher      55    Chairman of the Board,
                               President, Chief
                               Executive Officer and
                               Chief Operating Officer       1993       1995
Michael P. Benard        48    Vice President                1994       1994
David P. Biehn           52    Senior Vice President         1995       1995
Richard T. Bourns        61    Senior Vice President         1988       1990
Daniel A. Carp           47    Executive Vice President and
                               Assistant Chief Operating
                               Officer                       1995       1995
David J. FitzPatrick     41    Controller                    1995       1995
Carl E. Gustin, Jr.      44    Senior Vice President         1995       1995
Harry L. Kavetas         58    Executive Vice President
                               and Chief Financial Officer   1994       1994
Carl F. Kohrt            52    Executive Vice President and
                               Assistant Chief Operating
                               Officer                       1995       1995
James W. Meyer           52    Senior Vice President         1994       1994
Michael P. Morley        52    Senior Vice President         1994       1994
Wilbur J. Prezzano       55    Executive Vice President,
                               Director                      1980       1994
Leo J. Thomas            59    Executive Vice President,
                               Director                      1977       1994
Gary P. Van Graafeiland  49    Senior Vice President
                               and General Counsel           1992       1992

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for more than five years, except Mr. Fisher, who joined the Company on December 1, 1993; Mr. Kavetas, who joined the Company on February 11, 1994; Mr. FitzPatrick, who joined the Company on March 27, 1995; and Mr. Gustin, who joined the Company on August 15, 1994. Prior to joining Kodak, Mr. Fisher held executive positions with Motorola, Inc., most recently as Chairman and Chief Executive Officer. Prior to joining Kodak, Mr. Kavetas held executive positions with International Business Machines (IBM) Corporation, most recently as President, Chief Executive Officer and a director of IBM Credit Corporation. Prior to joining Kodak, Mr. Gustin held executive positions with Digital Equipment Corporation, which he joined in 1994, and Apple Computer. Prior to joining Kodak, Mr. FitzPatrick held executive positions with General Motors Corporation, most recently as finance director of the Cadillac/Luxury Car Division.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

----------------------------------------------------------------------------
                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Eastman Kodak Company common stock is principally traded on the New York Stock Exchange. There were 143,574 shareholders of record of common stock as of December 31, 1995. See Liquidity and Capital Resources on page 15 and Market Price Data shown below.

MARKET PRICE DATA
                                      1995                                1994
                       4th Qtr  3rd Qtr  2nd Qtr  1st Qtr  4th Qtr  3rd Qtr  2nd Qtr  1st Qtr
Price per share:
  High                 $70-3/8  $64-1/2  $63-3/8  $54-5/8  $52-1/4  $54      $49      $46-7/8
  Low                   55-5/8   56       51-3/8   47-1/4   44-3/8   47-1/8   40-3/4   41

----------------------------------------------------------------------------------------------

SELECTED FINANCIAL DATA
                                 Eastman Kodak Company and Subsidiary Companies
                                     Selected Consolidated Financial Data
                                         For the Year Ended December 31,

(amounts in millions,       1995        1994 (1)    1993 (2)    1992 (3)    1991 (4)
except per share data)
Sales from continuing
 operations                 $14,980     $13,557     $12,670     $12,992     $12,427

Earnings from
 continuing operations
  before extraordinary
   items and cumulative
    effect of changes in
     accounting principle     1,252         554         644         845          12

Earnings (loss) from
 discontinued operations
  before cumulative effect
   of changes in accounting
    principle                     -         (81)         23         149           5

Gain on sale of
 discontinued operations          -         350           -           -           -
                            -------     -------     -------     -------     -------
Earnings before
 extraordinary items
  and cumulative effect
   of changes in
    accounting principle      1,252         823         667         994          17

Extraordinary items               -        (266)        (14)          -           -
                            -------     -------     -------     -------     -------

Earnings before cumulative
 effect of changes in
  accounting principle        1,252         557         653         994          17
                            -------     -------     -------     -------     -------

Cumulative effect of
 changes in accounting
  principle:
   Continuing operations          -           -      (1,649)        100           -
   Discontinued operations        -           -        (519)         52           -
                            -------     -------     -------     -------     -------
Total cumulative effect of
 changes in accounting
  principle                       -           -      (2,168)        152           -
-------                     -------     -------     -------     -------
Net earnings (loss)         $ 1,252     $   557     $(1,515)    $ 1,146     $    17
                            =======     =======     =======     =======     =======

SELECTED FINANCIAL DATA (continued)
                                 Eastman Kodak Company and Subsidiary Companies
                                     Selected Consolidated Financial Data
                                         For the Year Ended December 31,

                            1995        1994 (1)    1993 (2)    1992 (3)    1991 (4)
Primary earnings per
 share from continuing
  operations before
   extraordinary items and
    cumulative effect of
     changes in accounting
      principle             $  3.67     $  1.65     $  1.95     $  2.60     $   .04

Primary earnings (loss) per
 share from discontinued
  operations before
   cumulative effect of
    changes in accounting
     principle                    -        (.25)        .07         .46         .01

Primary earnings per
 share from gain on sale
  of discontinued
   operations                     -        1.05           -           -           -
                            -------     -------     -------     -------     -------
Primary earnings per share
 before extraordinary items
  and cumulative effect
   of changes in accounting
    principle                  3.67        2.45        2.02        3.06         .05

Extraordinary items               -        (.79)       (.04)          -           -
                            -------     -------     -------     -------     -------

Primary earnings per share
 before cumulative effect
  of changes in accounting
   principle                   3.67        1.66        1.98        3.06         .05
                            -------     -------     -------     -------     -------

Cumulative effect of
 changes in accounting
  principle:
   Continuing operations          -           -       (5.02)        .31           -
   Discontinued operations        -           -       (1.58)        .16           -
                            -------     -------     -------     -------     -------
Total cumulative effect of
 changes in accounting
  principle                       -           -       (6.60)        .47           -
     -------                -------     -------     -------     -------
Primary earnings (loss)
 per share                  $  3.67     $  1.66     $ (4.62)    $  3.53     $   .05
                            =======     =======     =======     =======     =======

SELECTED FINANCIAL DATA (continued)
                                 Eastman Kodak Company and Subsidiary Companies
                                     Selected Consolidated Financial Data
                                           For the Year Ended December 31,

                              1995       1994 (1)   1993 (2)    1992 (3)    1991 (4)
Fully diluted earnings
 per share from continuing
  operations before extra-
   ordinary items and cumu-
    lative effect of changes
     in accounting principle  $  3.58    $  1.63    $  1.95     $  2.56     $   .04

Fully diluted earnings (loss)
 per share from discontinued
  operations before
   cumulative effect of
    changes in accounting
     principle                      -       (.25)       .07         .42         .01

Fully diluted earnings per
 share from gain on sale of
  discontinued operations           -       1.04          -           -           -
                              -------    -------    -------     -------     -------
Fully diluted earnings
 per share before extra-
  ordinary items and cumu-
   lative effect of changes
    in accounting principle      3.58       2.42       2.02        2.98         .05

Extraordinary items                 -       (.79)      (.04)          -           -
                              -------    -------    -------     -------     -------
Fully diluted earnings
 per share before cumu-
  lative effect of changes
   in accounting principle       3.58       1.63       1.98        2.98         .05
                              -------    -------    -------     -------     -------
Cumulative effect of
 changes in accounting
  principle:
   Continuing operations            -          -      (5.02)        .28           -
   Discontinued operations          -          -      (1.58)        .15           -
                              -------    -------    -------     -------     -------
Total cumulative effect of
 changes in accounting
  principle                         -          -      (6.60)        .43           -
                              -------    -------    -------     -------     -------
Fully diluted earnings
 (loss) per share             $  3.58    $  1.63    $ (4.62)    $  3.41     $   .05
                              =======    =======    =======     =======     =======
Cash dividends declared
 per common share (5)         $  1.60    $  1.60    $  2.00     $  2.00     $  2.00
Total assets                   14,477     14,968     18,810      19,038      19,952
Long-term borrowings              665        660      6,727       5,259       5,648

(1)  After deducting $340 million of restructuring costs from continuing operations which reduced net earnings by $254 million and a $110 million loss on the extinguishment of certain financial instruments, which reduced net earnings by $80 million.
(2)  After deducting $495 million of restructuring costs from continuing operations which reduced net earnings by $353 million and $55 million of restructuring costs from discontinued operations which reduced net earnings by $34 million.  The net loss for 1993 was due to an after-tax charge of $2.17 billion from the cumulative effect of adopting
     Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for
     Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting
     for Postemployment Benefits."
(3)  After deducting $219 million of restructuring costs from continuing operations which reduced net earnings by $140 million and $1 million of restructuring costs from discontinued operations which reduced net earnings by less than $1 million.  Net earnings for 1992 benefited by $152 million from the cumulative effect of adopting SFAS No. 109,
     "Accounting for Income Taxes."
(4)  After deducting $1,448 million of restructuring costs from continuing operations which reduced net earnings by $934 million and $157 million of restructuring costs from discontinued operations which reduced net earnings by $98 million.
(5)  The lower dividends in 1995 and 1994 were due to the spin-off of the Eastman Chemical
     Company operations at year-end 1993.  As a result of the spin-off, the Company's shareowners received one share of Eastman Chemical Company stock for every four shares of
     Kodak common stock.
----------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUMMARY
(in millions, except earnings per share)   1995     Change      1994    Change      1993
Sales from continuing operations        $14,980      +10%    $13,557      +7%        $12,670
Earnings (loss) from operations before
 extraordinary items and
 cumulative effect of changes in
 accounting principle:
  Continuing                              1,252                  554                 644
  Discontinued - Health                       -                  269                (169)
  Discontinued - Chemicals                    -                    -                 192
Net earnings (loss)                       1,252                  557              (1,515)
Primary earnings (loss) per share          3.67                 1.66               (4.62)

1995

Sales for 1995 were $14,980 million. Net earnings of $1,252 million ($3.67 per share) included charges of $54 million for write-offs of intangible assets principally associated with the Health Imaging business.

On January 18, 1996, the Company announced it is developing alternatives to strengthen and reposition its Office Imaging business. The Office Imaging business is involved primarily with the development, production, sale and service of office reprographics, document processing and reproduction equipment. The Company is exploring a variety of strategic options and structural alternatives, which include expanding its use of strategic alliances, the formation of joint ventures, and potential divestiture.

In connection with the divestiture of the non-imaging health businesses discussed below, the Company sold its research and development facility to SmithKline Beecham for $120 million in early 1995. The proceeds from this sale did not differ materially from the recorded value for this facility.

1994

In 1994, the Company divested the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostics Division for aggregate proceeds of $7.9 billion. These businesses were reported as discontinued operations for 1994 with prior periods restated.
The Company used proceeds from the divestiture, short-term borrowings and cash from operations to extinguish $6,598 million (net carrying amount) of borrowings, $7,800 million (notional amount) of financial instruments, a $292 million master lease program and a $200 million receivable financing program.

Sales from continuing operations in 1994 were $13,557 million. Earnings from continuing operations were $554 million ($1.65 per share) for 1994. Earnings from continuing operations in 1994 included $340 million of pre-tax restructuring costs ($254 million or $.75 per share after-tax), incremental charges associated with the review of the carrying value of assets of $65 million and a $110 million pre-tax loss associated with the extinguishment of certain financial instruments. An extraordinary loss of $266 million after-tax ($.79 per share) was also recognized in connection with the reduction of debt and other financial instruments. Earnings from discontinued operations were $269 million ($.80 per share) which was comprised of a net after-tax gain of $350 million realized from the sale of the non-imaging health businesses less an after-tax loss from operations prior to measurement date of $81 million. Net earnings were $557 million ($1.66 per share).

1993

On December 31, 1993, the Company distributed to its shareowners all of the outstanding shares of common stock of its worldwide chemicals business (the spin-off), which consisted of Eastman Chemical Company operations. Results for Eastman Chemical Company operations are reported as discontinued operations for 1993 and include allocations of interest and taxes to the Chemicals segment and transaction costs associated with the spin-off.

Sales from continuing operations in 1993 were $12,670 million. Earnings from continuing operations of $644 million ($1.95 per share) were impacted by restructuring costs from continuing operations of $495 million ($353 million after-tax or $1.08 per share). Earnings from discontinued operations were $23 million ($.07 per share) which represented net earnings from the discontinued Chemicals business of $192 million offset by a net loss of $169 million for the discontinued non-imaging health businesses. Net earnings for 1993 were also impacted by an extraordinary charge of $14 million after-tax ($.04 per share) related to the early extinguishment of debt. The net loss of $1.51 billion ($4.62 per share) recorded in 1993 was due to an after-tax charge of $2.17 billion ($6.60 per share) associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits" effective as of January 1, 1993.

DETAILED RESULTS OF OPERATIONS
Sales by Industry Segment                  1995     Change      1994     Change     1993
(in millions)
Sales from Continuing Operations:

Consumer Imaging
    Inside the U.S.                     $ 2,854       +18%   $ 2,428       +15%  $ 2,114
    Outside the U.S.                      3,976       +14      3,491       +10     3,178
                                        -------       ---    -------       ---   -------
       Total Consumer Imaging             6,830       +15      5,919       +12     5,292
                                        -------       ---    -------       ---   -------
Commercial Imaging
    Inside the U.S.                       4,066        +3      3,948        +1     3,892
    Outside the U.S.                      4,118       +11      3,698        +6     3,490
                                        -------       ---    -------       ---   -------
       Total Commercial Imaging           8,184        +7      7,646        +4     7,382
                                        -------       ---    -------       ---   -------
Deduct: Intersegment Sales                  (34)                  (8)                 (4)
                                        -------       ---    -------       ---   -------
  Total Sales from Continuing
   Operations                           $14,980       +10%   $13,557        +7%  $12,670
                                        =======       ===    =======       ===   =======

Earnings from Operations by Industry Segment
(in millions)
                                           1995     Change      1994     Change     1993
Earnings from Operations
 from Continuing Operations:

Consumer Imaging                        $ 1,282       +46%   $   878        -6%  $   931
 Percent of segment sales                  18.8%                14.8%               17.6%

Commercial Imaging                      $   659       +53%   $   431       +36%  $   317
 Percent of segment sales                   8.1%                 5.6%                4.3%
                                        -------       ---    -------       ---   -------
  Total Earnings from Operations
   from Continuing Operations           $ 1,941       +48%   $ 1,309        +5%  $ 1,248
                                        =======       ===    =======       ===   =======

Earnings from operations for 1994 are shown after deducting restructuring costs of $190 million for Consumer Imaging and $150 million for Commercial Imaging. Earnings from operations for 1993 are shown after deducting restructuring costs of $141 million for Consumer Imaging and $354 million for Commercial Imaging.

Segment information is reported on pages 41 through 43, Notes to Financial Statements.

1995 COMPARED WITH 1994

Worldwide 1995 sales from continuing operations increased 10% compared with 1994, primarily due to higher unit volumes. Excluding sales of the Company's Qualex subsidiary, acquired in August 1994, sales increased 8%, primarily due to higher unit volumes and the effects of foreign exchange. Currency changes against the dollar favorably affected sales by $453 million in 1995 and $135 million in 1994. Sales for the Consumer Imaging segment increased significantly, while the Commercial Imaging segment showed a moderate sales increase. Consumer Imaging sales to customers in the U.S. increased substantially over 1994 due to higher volumes and the inclusion of Qualex revenues, whose sales are included in the consolidated totals from August 1994. Prior to August 1994, Qualex's results were recorded using the equity method of accounting. Sales to customers in the U.S., excluding Qualex sales, increased slightly. Sales to customers outside the U.S. increased significantly from 1994, as good volume gains and the favorable effects of foreign currency rate changes were only partially offset by lower effective selling prices. Worldwide volume increases were led by Ektacolor papers, Kodacolor 35mm films and one-time-use cameras. Commercial Imaging sales to customers in the U.S. increased 3%, as volume increases were slightly offset by lower effective selling prices. Commercial Imaging sales to customers outside the U.S. increased significantly from 1994, as good volume gains and the favorable effects of foreign currency rate changes were slightly offset by lower effective selling prices. Motion Picture and Television Imaging and Digital and Applied Imaging led the worldwide sales increases.

Operating earnings from continuing operations increased 48% from 1994. Excluding 1994 restructuring costs of $340 million, operating earnings from continuing operations increased 18%. Consumer Imaging operating earnings increased 46% (20% excluding 1994 restructuring costs). Consumer Imaging operating earnings benefited from increased unit volumes, productivity gains and the favorable effects of foreign currency rate changes, but were adversely affected by cost escalation, higher levels of marketing and administrative activity and lower effective selling prices.

Commercial Imaging operating earnings increased 53% (13% excluding 1994 restructuring costs). Commercial Imaging operating earnings benefited from increased unit volumes, productivity gains and the favorable effects of foreign currency rate changes, but were adversely affected by cost escalation, lower effective selling prices, and $54 million of intangible asset write-offs principally associated with the Health Imaging business.

Research and development expenditures were $935 million in 1995 and $859 million in 1994. Goodwill charges were $109 million in 1995 and $67 million in 1994. The increase was attributed to intangible asset write-offs, principally associated with the Health Imaging business, and the inclusion of a full year of Qualex goodwill amortization. Advertising and sales promotion expenses totaled $840 million in 1995 and $744 million in 1994. Other marketing and administrative expenses totaled $3,318 million in 1995 and $2,967 million in 1994. Increases in selling, general and administrative expenses in 1995 resulted from the unfavorable effects of foreign currency rate changes, higher activity levels and the inclusion of a full year of Qualex activity.

Earnings from equity interests and other revenues were $289 million in 1995 compared with $130 million in 1994. The increase in 1995 was primarily due to higher interest income and gains from the sales of capital assets. Interest expense of $78 million in 1995 decreased from $142 million in 1994 due to lower debt levels. Other costs of $210 million in 1995 are essentially level with 1994 after excluding $110 million of 1994 charges associated with the extinguishment of certain financial instruments.

The effective tax rates were 35% in 1995 and 39% in 1994, excluding restructuring costs. The lower effective tax rate principally results from the utilization of certain foreign tax loss carryforwards.

1994 COMPARED WITH 1993

Worldwide sales from continuing operations in 1994 were up 7% when compared with 1993 primarily due to higher unit volumes. Sales for the Consumer Imaging segment increased significantly, while Commercial Imaging segment sales were up slightly. In the Consumer Imaging segment, 1994 sales to customers inside the U.S. were up significantly over 1993 due to volume gains and the inclusion of revenues from Qualex, which became a consolidated subsidiary in August 1994 and whose sales are included in the consolidated totals from August 1994. Excluding sales of Qualex, sales to customers in the U.S. posted a moderate increase. Sales to customers outside the U.S. in 1994 recorded good increases over 1993 as significant volume gains and the favorable effects of foreign currency rate changes were partially offset by lower effective selling prices. Worldwide volume increases were led by Ektacolor papers, Kodacolor 35mm films and one-time-use cameras. In the Commercial Imaging segment, 1994 sales to customers in the U.S. were up 1% over 1993 as volume increases were partially offset by lower effective selling prices. Sales to customers outside the U.S. in 1994 increased moderately over the previous year as moderate volume gains and the favorable effects of foreign currency rate changes were partially offset by lower effective selling prices. Worldwide sales increases were led by Printing and Professional Imaging, Motion Picture and Television Imaging, and Health Imaging products.

Operating earnings from continuing operations were adversely affected by restructuring costs of $340 million in 1994 and $495 million in 1993. The 1994 restructuring costs represented severance and other termination benefits for approximately 4,350 personnel and exit costs related to the realignment of Kodak's worldwide manufacturing, marketing, administrative and photofinishing operations. The 1993 restructuring costs represented the cost of separation benefits for a worldwide program expected to reduce employment by approximately 9,000 personnel and the cost of closing a facility in Germany associated with the Company's ink jet printing business. Consumer Imaging operating earnings were adversely affected by restructuring costs of $190 million in 1994 compared with $141 million in 1993. Before deducting restructuring costs in both years, operating earnings in 1994 were essentially level with 1993. Consumer Imaging operating earnings for 1994 benefited from higher volumes and manufacturing productivity, but were adversely affected by higher levels of marketing and administrative activity, cost escalation and lower effective selling prices. Consumer Imaging operating earnings in 1994 were reduced by premium costs associated with strategic currency hedges, while 1993 operating earnings benefited from gains on strategic currency hedges. Commercial Imaging operating earnings were adversely affected by restructuring costs of $150 million in 1994 and $354 million in 1993. Operating earnings for Commercial Imaging were lower in 1994 compared to 1993 before the deduction of restructuring costs in both years. Benefits from manufacturing productivity, higher volumes and lower research and development activity were more than offset by cost escalation and lower effective selling prices. Commercial Imaging operating earnings in 1994 were reduced by premium costs associated with strategic currency hedges, while 1993 operating earnings benefited from gains on strategic currency hedges.

Research and development expenditures for continuing operations were $859 million in 1994 and $864 million in 1993. Amortization of goodwill for continuing operations in 1994 was $67 million, while $29 million was recorded in 1993. This increase was primarily due to the acquisition of Qualex. Advertising and sales promotion expenses for continuing operations totaled $744 million in 1994 and $646 million in 1993. Other marketing and administrative expenses for continuing operations totaled $2,967 million in 1994 and $2,774 million in 1993. Increases in advertising and sales promotion and other marketing and administrative expenses in 1994 resulted from cost escalation, higher activity levels, the unfavorable effects of foreign currency rate changes and the acquisition of Qualex.

Earnings from equity interests and other revenues were $130 million in 1994 compared with $203 million in 1993. The amount reported in 1993 was higher than 1994 due to larger gains from the sale of investments and other items in 1993. Interest expense of $142 million in 1994 was lower than the $175 million incurred in 1993 primarily due to lower levels of borrowings. Interest expense of approximately $390 million in 1994 and $586 million in 1993, and capitalized interest of approximately $7 million in 1994 and $51 million in 1993 were allocated to discontinued operations. The increase in other costs in 1994 when compared with 1993 is primarily due to the inclusion in 1994 of $110 million of charges associated with the extinguishment of certain financial instruments.

In 1994 and 1993, the Company used foreign currency option contracts to hedge its exposure to changes in foreign currency exchange rates for anticipated sales and purchases for certain foreign affiliates and possible anticipated export sales. Currency changes against the U.S. dollar favorably affected 1994 sales from continuing operations by $135 million and unfavorably affected 1993 sales from continuing operations by $490 million. These effects were partially offset by premium costs of $86 million and gains of $73 million from strategic currency hedges in 1994 and 1993, respectively. The Company also entered into foreign currency contracts to hedge a portion of its transactions in foreign currency denominated receivables and payables. The effect of these hedges and the net gains and losses on transaction exposures was a loss of $46 million in 1994 and a loss of $44 million in 1993.

The effective tax rates for continuing operations, excluding restructuring costs, were 39% in 1994 and 37% in 1993. The rates reflect the impact of operating losses in jurisdictions outside the U.S. for which tax benefits cannot be claimed.

LIQUIDITY AND CAPITAL RESOURCES

During the fourth quarter of 1995, the Company commenced a program to repurchase $1 billion of its outstanding common stock and completed the contribution of $500 million in stock to its U.S. pension plan. The stock repurchase is being made from available cash reserves and cash from operations. At year end, $300 million has been repurchased, with the $700 million remaining to be repurchased on an ongoing basis.

Cash flow from operations in 1995 was $2,630 million, primarily due to net earnings of $1,252 million which included non-cash expenses for depreciation and amortization of $916 million. Net cash outflow from investing activities was $2,380 million in 1995, due to capital expenditures of $1,034 million and $1,411 million of cash payments, principally for taxes related to the sales of the non-imaging health businesses. Net cash outflow from financing activities in 1995 of $512 million was primarily due to $547 million of dividend payments.

Total cash dividends (paid on a quarterly basis) of approximately $547 million ($1.60 per share), $537 million ($1.60 per share) and $657 million ($2.00 per share) were declared in 1995, 1994 and 1993, respectively. The lower 1995 and 1994 dividends reflect the spin-off of Eastman Chemical Company operations at year-end 1993. As a result of the spin-off, the Company's shareowners received one share of Eastman Chemical Company stock for every four shares of Kodak common stock.

Cash, cash equivalents and marketable securities at year-end 1995 were $1,811 million, a $257 million decrease from the year-end 1994 total of $2,068 million. Included in cash and cash equivalents at year-end 1994 was a $1,550 million note received on December 31, 1994 when the Company completed the sale of its household products business of L&F Products. This note was paid in cash to the Company on January 3, 1995. Net working capital at year-end 1995 increased to $2,666 million from $1,948 million at year-end 1994. The net change was caused primarily by increases in accounts receivable and inventory as a result of increased sales volume.

Total short-term and long-term borrowings totaled $1,251 million at year-end 1995 and $1,031 million at year-end 1994. During 1994, the Company used a portion of the proceeds received from the sale of the non-imaging health businesses to extinguish $6,598 million (net carrying amount) of borrowings. The Company has access to a $2.5 billion revolving credit facility expiring in May 1999. The Company also has a shelf registration statement for debt securities with an available balance of $2.2 billion.

Capital additions for the Consumer Imaging segment were $240 million and $303 million in 1995 and 1994, respectively, and $794 million and $850 million for the Commercial Imaging segment.

OTHER

Kodak is subject to various laws and governmental regulations concerning environmental matters. See discussion in Note 9 of Financial Statements.

At year-end 1995 remaining reserves for the Company's outstanding restructuring programs were $234 million. At year-end 1994 these outstanding reserves totaled $538 million. Refer to Note 12 - Restructuring Costs for a more detailed breakdown of the composition of these reserves.

------------------------------------------------------------------------


SUMMARY OF OPERATING DATA

A summary of operating data for 1995 and for the four years prior is shown on page 45.

--------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the consolidated financial statements and related notes which appear on pages 18 through 44. These financial statements have been prepared in accordance with generally accepted accounting principles and include certain amounts that are based on management's best estimates and judgments.
  The Company's accounting systems include extensive internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties, and are monitored through a comprehensive internal audit program. The Company's policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner which is above reproach.
  The consolidated financial statements have been audited by Price Waterhouse LLP, independent accountants, who were responsible for conducting their audits in accordance with generally accepted auditing standards. Their resulting report is shown below.
  The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of non-management Board members. The independent accountants and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with the independent accountants and the Director of Corporate Auditing, both privately and with management present, to discuss accounting, auditing and financial reporting matters.



George M. C. Fisher                               Harry L. Kavetas
Chairman of the Board, President,                 Executive Vice President
Chief Financial Officer and Chief                 and Chief Executive Officer
Opertaing Officer                                 January 17, 1996
January 17, 1996


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of Eastman Kodak Company

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 46 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Eastman Kodak Company and subsidiary companies at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 14, the Company changed its method of accounting for certain postretirement benefits and other postemployment benefits in 1993.




PRICE WATERHOUSE LLP
New York, New York
January 17, 1996

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
<CATPION>

                                                          For the Year Ended December 31,
                                                        1995           1994           1993
(in millions)
REVENUES
  Sales                                              $14,980        $13,557        $12,670
  Earnings from equity interests and
   other revenues                                        289            130            203
                                                     -------        -------        -------
       TOTAL REVENUES                                 15,269         13,687         12,873
                                                     -------        -------        -------
COSTS
  Cost of goods sold                                   7,962          7,325          6,654
  Selling, general and administrative expenses         4,158          3,711          3,420
  Research and development costs                         935            859            864
  Interest expense                                        78            142            175
  Restructuring costs                                      -            340            495
  Other costs                                            210            308            188
                                                     -------        -------        -------
       TOTAL COSTS                                    13,343         12,685         11,796
                                                     -------        -------        -------
Earnings from continuing operations
 before income taxes                                   1,926          1,002          1,077

Provision for income taxes from
 continuing operations                                   674            448            433
                                                     -------        -------        -------
Earnings from continuing operations
 before extraordinary items and cumulative
  effect of changes in accounting principle            1,252            554            644

Earnings (loss) from discontinued operations
 before cumulative effect of changes in
  accounting principle                                     -            (81)            23

Gain on sale of discontinued operations                    -            350              -
                                                     -------        -------        -------
Earnings before extraordinary items and
 cumulative effect of changes in
  accounting principle                                 1,252            823            667

Extraordinary items                                        -           (266)           (14)
                                                     -------        -------        -------
Earnings before cumulative effect of changes
 in accounting principle                               1,252            557            653
                                                     -------        -------        -------
Cumulative effect of changes in accounting
 principle:
    Continuing operations                                  -              -         (1,649)
    Discontinued operations                                -              -           (519)
                                                     -------        -------        -------
Total cumulative effect of changes in
 accounting principle                                      -              -         (2,168)
                                                     -------        -------        -------

       NET EARNINGS (LOSS)                           $ 1,252        $   557        $(1,515)
                                                     =======        =======        =======

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS (continued)
                                                          For the Year Ended December 31,
                                                        1995           1994           1993
Primary earnings per share from
 continuing operations before extraordinary
  items and cumulative effect of changes
   in accounting principle                           $  3.67        $  1.65        $  1.95
Primary earnings (loss) per share from discontinued
 operations before cumulative effect of changes
  in accounting principle                                  -           (.25)           .07

Primary earnings per share from gain on sale of
 discontinued operations                                   -           1.05              -
                                                     -------        -------        -------
Primary earnings per share before extraordinary
 items and cumulative effect of changes in
  accounting principle                                  3.67           2.45           2.02

Extraordinary items                                        -           (.79)          (.04)
-------                                              -------        -------
Primary earnings per share before cumulative
 effect of changes in accounting principle              3.67           1.66           1.98
                                                     -------        -------        -------
Cumulative effect of changes in accounting
 principle:
   Continuing operations                                   -              -          (5.02)
   Discontinued operations                                 -              -          (1.58)
                                                     -------        -------        -------
Total cumulative effect of changes in
 accounting principle                                      -              -          (6.60)
                                                     -------        -------        -------
Primary earnings (loss) per share                    $  3.67        $  1.66        $ (4.62)
                                                     =======        =======        =======

The number of common shares used to compute earnings per share amounts was as follows:

(in millions)

Primary                                                341.5          335.7          328.3

The notes on pages 24 through 44 are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)                                              At December 31,
                                                         1995           1994
ASSETS

CURRENT ASSETS
Cash and cash equivalents                             $ 1,764        $ 2,020
Marketable securities                                      47             48
Receivables                                             3,145          3,064
Inventories                                             1,660          1,480
Deferred income tax charges                               520            711
Other                                                     173            360
                                                      -------        -------
      Total current assets                              7,309          7,683
                                                      -------        -------
PROPERTIES
Land, buildings and equipment                          12,652         12,299
Accumulated depreciation                                7,275          7,007
                                                      -------        -------
      Net properties                                    5,377          5,292

OTHER ASSETS
Goodwill (net of accumulated
 amortization of $346 and $246)                           536            616
Long-term receivables and other noncurrent assets         911            872
Deferred income tax charges                               344            505
                                                      -------        -------
      TOTAL ASSETS                                    $14,477        $14,968
                                                      =======        =======
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES
Payables                                              $ 3,327        $ 3,398
Short-term borrowings                                     586            371
Taxes-income and other                                    567          1,701
Dividends payable                                         137            136
Deferred income tax credits                                26            129
                                                      -------        -------
      Total current liabilities                         4,643          5,735

OTHER LIABILITIES
Long-term borrowings                                      665            660
Postemployment liabilities                              3,247          3,671
Other long-term liabilities                               704            790
Deferred income tax credits                                97             95
                                                      -------        -------
      Total liabilities                                 9,356         10,951
                                                      -------        -------
SHAREOWNERS' EQUITY
Common stock, par value $2.50 per share
      950,000,000 shares authorized; issued
      389,574,619 in 1995 and 386,343,903 in 1994         974            966
Additional capital paid in or transferred
 from retained earnings                                   803            515
Retained earnings                                       5,184          4,485
Accumulated translation adjustment                         93              8
                                                      -------        -------
                                                        7,054          5,974
Treasury stock, at cost
43,685,196 shares in 1995 and 46,587,211
 shares in 1994                                         1,933          1,957
                                                      -------        -------
      Total shareowners' equity                         5,121          4,017
                                                      -------        -------
      TOTAL LIABILITIES AND SHAREOWNERS' EQUITY       $14,477        $14,968
                                                      =======        =======

The notes on pages 24 through 44 are an integral part of these financial statements.


Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(in millions, except for number of shares)

                                                                     Trans-
                                             Additional              lation
                                   Common     Capital     Retained   Adjust-  Treasury
                                   Stock*     Paid In     Earnings    ments     Stock    Total
 Shareowners' Equity,
  December 31, 1992                 $936     $    26      $ 7,721    $ (85)   $(2,041)  $ 6,557

Net loss                               -           -       (1,515)       -          -    (1,515)
Cash dividends declared                -           -         (657)       -          -      (657)
Eastman Chemical Company spin-off      -           -       (1,080)       -          -    (1,080)
Common stock issued under employee
  plans (4,170,000 shares)            11         163            -        -          -       174
Common stock issued for debt
  conversions (430,000 shares)         1          21            -        -          -        22
Treasury stock issued for debt
  conversions (50,000 shares)          -           -            -        -          2         2
Tax reductions - employee plans        -           3            -        -          -         3
Translation adjustments                -           -            -     (150)         -      (150)
                                    ----     -------      -------    -----    -------   -------

 Shareowners' Equity,
  December 31, 1993                  948         213        4,469     (235)    (2,039)    3,356

Net earnings                           -           -          557        -          -       557
Cash dividends declared                -           -         (537)       -          -      (537)
Retained earnings - other changes      -           -           (4)       -          -        (4)
Common stock issued under
  employee plans (954,000 shares)      2          32            -        -          -        34
Treasury stock issued under
  employee plans (30,000 shares)       -           -            -        -          1         1
Common stock issued for debt
  conversions (6,310,000 shares)      16         252            -        -          -       268
Treasury stock issued for debt
  conversions (1,954,000 shares)       -           4            -        -         81        85
Tax reductions - employee plans        -          14            -        -          -        14
Translation adjustments:
  Continuing operations                -           -            -      186          -       186
  Discontinued health businesses       -           -            -       57          -        57
                                    ----     -------      -------    -----    -------   -------

 Shareowners' Equity,
  December 31, 1994                  966         515        4,485        8     (1,957)    4,017

Net earnings                           -           -        1,252        -          -     1,252
Cash dividends declared                -           -         (547)       -          -      (547)
Retained earnings - other changes      -           -           (6)       -          -        (6)
Common stock issued under
 employee plans (3,231,000
 shares)                               8         110            -        -          -       118
Treasury stock contribution
 to U.S. pension plan (7,354,000
 shares)                               -         178            -        -        322       500
Treasury stock repurchase
 (4,503,000 shares)                    -           -            -        -       (300)     (300)
Treasury stock issued under
  employee plans (12,000 shares)       -           -            -        -          1         1
Charitable contribution
 (23,000 shares)                       -           -            -        -          1         1
Translation adjustments                -           -            -       85          -        85
                                    ----     -------      -------    -----    -------   -------
 Shareowners' Equity,
  December 31, 1995                 $974     $   803      $ 5,184    $  93    $(1,933)  $ 5,121
                                    ====     =======      =======    =====    =======   =======

* There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.

The notes on pages 24 through 44 are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       For the Year Ended December 31,
                                                     1995            1994            1993
(in millions)
Cash flows from operating activities
 Earnings from continuing operations
  before extraordinary items and cumulative
   effect of changes in accounting principle      $ 1,252         $   554         $   644
 Adjustments to reconcile to net cash provided
  by operating activities, net of effects of
   initial consolidation of Qualex
    Depreciation and amortization                     916             903             846
    Provision (benefit) for deferred
     income taxes                                     283            (126)           (143)
    Loss on sale/retirement of properties              82             145             195
    (Increase) decrease in receivables                (42)            169             (75)
    (Increase) decrease in inventories               (148)            151             257
    Increase (decrease) in liabilities
     excluding borrowings                             450             (66)            304
    Repurchase of receivables program                   -            (200)              -
    Other items, net                                 (163)            112             326
                                                  -------         -------         -------
       Total adjustments                            1,378           1,088           1,710
                                                  -------         -------         -------
       Net cash provided by operating activities    2,630           1,642           2,354
                                                  -------         -------         -------
Cash flows from investing activities
    Additions to properties                        (1,034)         (1,153)           (817)
    Proceeds from sale of investments and
     properties                                       121              93              56
    Cash flows related to sales of non-imaging
     health businesses                             (1,411)          7,644               -
    Sales of marketable securities                     48             249             245
    Purchases of marketable securities                 (4)            (43)           (391)
    Purchases of shares of Qualex,
     net of cash acquired                            (100)            (48)              -
                                                  -------         -------         -------

       Net cash (used in) provided by
        investing activities                       (2,380)          6,742            (907)
                                                  -------         -------         -------
Cash flows from financing activities
    Net (decrease) increase in borrowings with
     original maturity of 90 days or less            (106)            124          (1,436)
    Proceeds of borrowings assumed by
     discontinued operations                            -               -           1,800
    Proceeds from other borrowings                    766              52             522
    Repayment of other borrowings and certain
     financial instruments                           (440)         (7,650)           (573)
    Dividends                                        (547)           (566)           (657)
    Exercise of employee stock options                115              34             174
    Stock repurchase program                         (300)              -               -
    Other                                               -               -               2
                                                  -------         -------         -------
       Net cash used in financing activities         (512)         (8,006)           (168)
                                                  -------         -------         -------
Effect of exchange rate changes on cash                 6               7              (5)
                                                  -------         -------         -------
    Net (decrease) increase in cash and cash
     equivalents                                     (256)            385           1,274
    Cash and cash equivalents, beginning
     of year                                        2,020           1,635             361
                                                  -------         -------         -------
    Cash and cash equivalents, end of year        $ 1,764         $ 2,020         $ 1,635
                                                  =======         =======         =======

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for continuing operations was:

(in millions)                                     1995            1994            1993
Interest, net of portion capitalized of $30,
 $28 and $35                                      $ 97            $342            $217

Income taxes                                       343             309             435

The following transactions are not reflected in the Consolidated Statement of Cash Flows: a
$500 million stock contribution to the Company's U.S. pension plan, certain assets acquired and liabilities assumed as a result of the Qualex acquisition and the debentures and notes called by the Company resulting in the Company's common stock being issued.  Except for
$157 million of cash transferred with the Eastman Chemical Company spin-off in 1993, the spin-off was a non-cash transaction and is also not reflected in the Consolidated Statement of Cash Flows.

The notes on pages 24 through 44 are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
NOTES TO FINANCIAL STATEMENTS

NOTE 1

SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS

Eastman Kodak Company (the Company) is engaged primarily in developing, manufacturing, and marketing consumer and commercial imaging products. The Company's products are manufactured in a number of countries in North and South America, Europe, Australia and Asia. The Company's products are marketed and sold in many countries throughout the world.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Eastman Kodak Company and its majority owned subsidiary companies. Intercompany transactions are eliminated and net earnings are reduced by the portion of the earnings of subsidiaries applicable to minority interests.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates are disclosed throughout this report.

FOREIGN CURRENCY

For most subsidiaries and branches outside the U.S., the local currency is the functional currency and translation adjustments are accumulated in a separate component of shareowners' equity.

For subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, the U.S. dollar is the functional currency and gains and losses that result from translation are included in earnings. The effect from foreign currency translation was a gain of $14 million in 1995, a loss of $7 million in 1994 and a loss of $10 million in 1993. The effect from foreign currency transactions was a loss of $76 million in 1995, a loss of $46 million in 1994 and a loss of $44 million in 1993.

CASH EQUIVALENTS

All highly liquid investments with an original maturity of three months or less at date of purchase are considered to be cash equivalents. At December 31, 1994, included in "cash and cash equivalents" is a $1,550 million note received in connection with the sale of the household products business which had a maturity of four days.

INVENTORIES

Inventories are valued at cost, which is not in excess of market. The cost of most inventories in the U.S. is determined by the "last-in, first-out"
(LIFO) method. The cost of other inventories is determined by the "first-in, first-out" (FIFO) or average cost method.

PROPERTIES

Properties are recorded at cost reduced by accumulated depreciation. Depreciation expense is provided based on historical cost and estimated useful lives ranging from approximately 5 years to 50 years for buildings and building equipment and 5 years to 20 years for machinery and equipment. The Company generally uses the straight-line method for calculating the provision for depreciation.

MARKETABLE SECURITIES AND NONCURRENT INVESTMENTS

Investments included in marketable securities of $42 million and $21 million and in long-term receivables and other noncurrent assets of $60 million and $103 million at December 31, 1995 and 1994, respectively, are considered held to maturity. Investments included in marketable securities of $5 million and $27 million and in long-term receivables and other noncurrent assets of $35 million and $44 million at December 31, 1995 and 1994, respectively, are considered available for sale. The fair value of all securities approximates cost. The maturities of long-term receivables range from 1997 to 2004.

Proceeds from the sale of securities were $48 million in 1995 and $249 million in 1994. No gain or loss was realized from the sale of these securities in 1995 while a loss of $8 million was realized in 1994. Specific identification was used to determine the cost of securities sold.

GOODWILL

Goodwill is charged to earnings on a straight-line basis over the period estimated to be benefited, not exceeding fifteen years for continuing operations. The Company reviews the carrying value of goodwill on an ongoing basis. While management believes that the current carrying value of goodwill is appropriate, that carrying value is based upon profitability and cash flow forecasts of the related entities.

REVENUE

Revenue is recognized from the sale of film, paper, supplies and equipment (including sales-type leases for equipment) when the product is shipped; from maintenance and service contracts over the contractual period, or as the services are performed; from rentals under operating leases in the month in which they are earned; and from financing transactions at level rates of return over the term of the lease or receivable.

ADVERTISING

Advertising costs are expensed as incurred and included in "selling, general and administrative expenses." Advertising expenses amounted to $840 million, $744 million and $646 million in 1995, 1994 and 1993, respectively.

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

EARNINGS PER SHARE

Primary earnings per share, where such calculation is not anti-dilutive, is computed on the basis of the weighted average number of common shares outstanding.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," must be adopted in 1996. The standard requires that impairment losses be recognized when the carrying value of an asset exceeds its fair value. The Company regularly assesses all of its long-lived assets for impairment and, therefore, does not believe the adoption of the standard will have a material effect on its financial position or results of operations.

SFAS No. 123, "Accounting for Stock-Based Compensation," must be adopted in 1996. This standard encourages, but does not require, recognition of compensation expense based on the fair value of equity instruments granted to employees. The Company does not plan to record compensation for equity instruments granted to employees and therefore the adoption of this standard will have no impact on its financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications of 1994 and 1993 financial statement and related footnote amounts have been made to conform with the 1995 presentation.

------------------------------------------------------------------------------

NOTE 2

DISCONTINUED OPERATIONS

In 1994, the Company sold the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostics Division. The Company received $7,858 million in proceeds from the sale of these businesses. For 1994 and prior periods, the results of these businesses were reported as discontinued operations. Summarized results of the discontinued non-imaging health businesses, including allocations of interest expense were: 1994 - sales of $3,175 million, a loss from the measurement date to the disposal date of $77 million ($86 million pre-tax), a gain on the sale of businesses of $1,933 million before income taxes of $1,506 million and an after-tax loss prior to measurement date of $81 million ($84 million pre-tax); 1993 - sales of $3,694 million, a loss from operations of $221 million before benefit for income taxes of $52 million.

In computing the net gain from discontinued operations, the Company recorded amounts for environmental exposures, product liabilities, buyer indemnifications, purchase price adjustments, taxes and other significant items based on the best estimates available at the time the transactions occurred. While the balances included in these reserves are believed to be appropriate based on management's current judgments, changes could occur as final negotiations of these sales and audits related to these transactions are completed.

In December 1993, the Company spun off its Eastman Chemical Company operations. Summarized results of the chemicals segment for 1993, including allocations of interest expense were: sales of $3,695 million, earnings from operations of $267 million before income taxes of $75 million.

-----------------------------------------------------------------------------

NOTE 3

RECEIVABLES
(in millions)
                                         1995        1994

Trade receivables                      $2,722      $2,644
Miscellaneous receivables                 423         420
                                       ------      ------
  Total (net of allowances of
   $104 and $120)                      $3,145      $3,064
                                       ======      ======

The Company sells to customers in a variety of industries, markets and geographies around the world. Receivables arising from these sales are generally not collateralized. Adequate provisions have been recorded for uncollectible receivables. There are no significant concentrations of credit risk.

----------------------------------------------------------------------------

NOTE 4

INVENTORIES
in millions)                                                      1995          1994

  At FIFO or average cost (approximates current cost)

          Finished goods                                        $1,193        $1,071
          Work in process                                          592           539
          Raw materials and supplies                               519           528
                                                                ------        ------
                                                                 2,304         2,138
  Reduction to LIFO value                                         (644)         (658)
                                                                ------        ------

                                                                $1,660        $1,480
                                                                ======        ======

Inventories valued on the LIFO method are about 60 percent of total inventories in each of the years.

--------------------------------------------------------------------

NOTE 5

PROPERTIES
(in millions)                                                     1995          1994
  Land                                                         $   208       $   225
  Buildings and building equipment                               2,798         2,712
  Machinery and equipment                                        9,294         9,053
  Construction in progress                                         352           309
                                                               -------       -------
                                                                12,652        12,299
  Accumulated depreciation                                      (7,275)       (7,007)
                                                               -------       -------
     Net properties                                            $ 5,377       $ 5,292
                                                               =======       =======
---------------------------------------------------------------------------------------

NOTE 6

PAYABLES AND SHORT-TERM BORROWINGS
(in millions)                                        1995               1994
Trade creditors                                    $  799             $  703
Accrued payrolls                                      238                203
Accrued vacation                                      313                269
Wage dividend and Company payments under
  Employees' Savings and Investment Plan              180                144
Restructuring programs                                213                397
Liabilities related to sale of non-imaging
 health businesses                                    201                296
Other                                               1,383              1,386
                                                   ------             ------
     Total                                         $3,327             $3,398
                                                   ======             ======

Short-term bank borrowings by subsidiaries outside the U.S. totaled $586 million at year-end 1995 and $371 million at year-end 1994.  The weighted average interest rate was
4.7% in 1995 and 4.6% in 1994.

------------------------------------------------------------------------------------

NOTE 7
LONG-TERM BORROWINGS
(in millions)

                                       Maturity                    At December 31,
Description                              Dates                    1995         1994

Notes:
 7.25% - 8.55%                         1997 - 2003                $433         $433
 9.38% - 9.5%                          2003 - 2008                 178          178


Debentures:
 9.2% - 9.95%                          2018 - 2021                  13           13
 Other                                 Various                      41           36
                                                                  ----         ----
Total                                                             $665         $660
                                                                  ====         ====

Annual maturities (in millions) of long-term borrowings outstanding at December 31, 1995 are as follows: 1996: $2; 1997: $250; 1998: $11; 1999:
$79; 2000: $1; and 2001  and beyond: $322.

In 1994, the Company tendered, defeased and called a total of $6,043 million (net carrying amount) of long-term borrowings and extinguished approximately $7,800 million (notional amount) of derivatives. An extraordinary loss of $266 million after-tax ($367 million pre-tax) was recorded on the early extinguishment of debt. In addition to the extraordinary loss, a $110 million pre-tax loss was recorded in "other costs" for certain financial instruments related to other programs.

The in-substance defeasance was achieved by purchasing investment instruments under an arrangement consistent with the provisions of SFAS No. 76, "Extinguishment of Debt." The Company believes that the investments placed in the defeasance trust will be sufficient to satisfy all future debt service requirements for the defeased debt instruments. The total cash paid for the investments placed in the defeasance trust, including transaction costs, amounted to $1,692 million.

The Company has a $2,500 million unused revolving credit facility established in 1994 and expiring in May 1999 which is available to support the Company's commercial paper borrowings. The credit facility is subject to a number of covenants including certain financial covenants related to interest expense coverage. The Company believes that it is in full compliance with all covenants pertaining to the credit facility. If unused, it has a commitment fee of $2.5 million per year. Interest on amounts borrowed under this facility is calculated at rates based on spreads above certain reference rates. The Company also has a shelf registration statement for debt securities with an available balance of $2.2 billion.

-----------------------------------------------------------------------------

NOTE 8

OTHER LONG-TERM LIABILITIES

(in millions)
                                     1995          1994

Deferred compensation                $124          $ 93
Liabilities related to sale
 of non-imaging health businesses     259           311
Other                                 321           386
                                     ----          ----
   Total                             $704          $790
                                     ====          ====
---------------------------------------------------------------------------
NOTE 9

COMMITMENTS AND CONTINGENCIES

Expenditures for pollution prevention and waste treatment for continuing operations at various manufacturing facilities totaled $106 million, $122 million and $134 million in 1995, 1994 and 1993, respectively. These expenditures included the following elements:



(in millions)                       1995     1994     1993

Recurring costs for managing
 hazardous substances and
 pollution                          $ 72     $ 83     $100

Capital expenditures to limit
 or monitor hazardous substances
 and pollutants                       31       36       32

Site remediation costs                 3        3        2
                                    ----     ----     ----

     Total                          $106     $122     $134
                                    ====     ====     ====

At December 31, 1995 and 1994, the Company's accrued liabilities for environmental remediation costs amounted to $114 million and $108 million, respectively.

In October 1994, the Company, the Environmental Protection Agency (EPA), and the U.S. Department of Justice announced the settlement of a civil complaint alleging noncompliance by the Company with federal environmental regulations at the Company's Kodak Park manufacturing site in Rochester, New York. The Company paid a penalty of $5 million. A Consent Decree was signed under which the Company is subject to a Compliance Schedule by which the Company will improve its waste characterization procedures, upgrade one of its incinerators, and evaluate and upgrade its industrial sewer system over a 12-year period. The expenditures that may be required to complete this program cannot currently be reasonably estimated since upgrade plans must be developed on an ongoing basis. Further, most costs associated with the program will be for capital expenditures.

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

In addition to the foregoing environmental actions, the Resource Conservation and Recovery Act (RCRA) Facility Assessment (RFA) pertaining to the Kodak Park site in Rochester, N.Y. is nearly complete and the Company has completed a broad-based assessment of the site in response to the RFA. While future expenditures associated with any remediation activities could be significant, the Company is currently in the process of completing the RCRA facility investigation (RFI). Upon completion of the RFI, the Company expects to have developed estimates of the required remediation costs.

The Clean Air Act Amendments were enacted in 1990. The Company may be required to incur significant costs, primarily capital in nature, over a period of several years to comply with the provisions of this Act. The expenditures that may be required cannot currently be reasonably estimated since either implementing regulations have not been issued or compliance plans have not been finalized.

The Company has retained certain obligations for environmental remediation matters related to the non-imaging health businesses sold in 1994. Actions to fulfill these obligations are not expected to be completed in the near term and costs related to the obligations are included in remediation accruals recorded at December 31, 1995.

The Company has entered into agreements with several companies to provide the Company with products and services to be used in its normal operations. The minimum payments for these agreements are approximately $102 million in 1996, $96 million in 1997, $93 million in 1998, $91 million in 1999, $28 million in 2000 and $50 million in 2001 and thereafter.

The Company has also guaranteed debt and other obligations under agreements with certain affiliated companies and customers. At December 31, 1995, these guarantees totaled approximately $232 million. The Company does not expect that these guarantees will have a material impact on the Company's future financial position or results of operations.

The Company has issued letters of credit in lieu of making security deposits to insure the payment of possible Workers' Compensation claims.

Gross rentals amounted to $189 million in both 1995 and 1994, and $174 million in 1993. The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, are $97 million in 1996, $74 million in 1997, $51 million in 1998, $40 million in 1999, $32 million in 2000 and $51 million in 2001 and thereafter.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial condition or results of operations.
-----------------------------------------------------------------------------
NOTE 10

FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and the estimated fair values of financial instruments at December 31, 1995 and 1994; ( ) denotes liabilities:

                                    1995                      1994
(in millions)
                             Carrying     Fair          Carrying      Fair
                              Amount      Value          Amount       Value

Marketable securities:
  Current                    $  47        $ 47          $  48       $  48
  Long-term                     60          60            103          99
Other investments               96          96             67          68
Long-term borrowings          (665)       (716)          (660)       (672)
Foreign currency swaps held    (66)        (66)           (74)        (74)
Foreign currency options
 held and forwards held          -           -             31         (19)

The fair values of long-term borrowings were determined by reference to quoted market prices or by obtaining quotes from dealers. Marketable securities and other investments are valued at quoted market prices, except for $74 million and $66 million of equity investments included in other investments at December 31, 1995 and 1994, respectively, which are reflected at their carrying value because it is not practical to estimate fair value as quoted market prices do not exist. The fair values for the remaining financial instruments in the above table are based on dealer quotes and reflect the estimated amounts the Company would pay or receive to terminate the contracts. The carrying value of cash and cash equivalents, receivables, short-term borrowings, and payables approximate their fair values.

The Company, as a result of its global operating and financial activities, is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rates and foreign currency exchange rates through its regular operating and financing activities. During 1995, the Company elected to no longer manage these exposures through the use of financial instruments.

In connection with a long-term intercompany loan to a Japanese affiliate, the Company has entered into a currency swap contract to purchase Japanese yen with a contract value of $135 million to be settled in April 1997.

The table below summarizes by major currency the notional amounts of foreign currency forward and option contracts in U.S. dollars. At December 31, 1995, the Company was not a party to any such forward or option contracts. Foreign currency amounts are translated at rates current at the reporting date. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

                                    1994
(in millions)
                              Buy        Sell

German marks                 $117        $133
French francs                 112           -
British pounds                  -          99
Japanese yen                  411         228
Others                         39         240
                             ----        ----
                             $679        $700
                             ====        ====

The Company's financial instrument counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk through specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts.

---------------------------------------------------------------------------

NOTE 11

INCOME TAXES

The components of earnings from continuing operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

(in millions)                                     1995            1994            1993
Earnings before income taxes
  U.S.                                          $1,262          $  740          $  894
  Outside the U.S.                                 664             262             183
                                                ------          ------          ------
       Total                                    $1,926          $1,002          $1,077
                                                ======          ======          ======
U.S. income taxes
  Current provision                             $  167          $  339          $  338
  Deferred provision (benefit)                     224            (116)            (85)
Income taxes outside the U.S.
  Current provision                                200             170             194
  Deferred provision (benefit)                      30              (2)            (52)
State and other income taxes
  Current provision                                 24              65              44
  Deferred provision (benefit)                      29              (8)             (6)
                                                ------          ------          ------
       Total                                    $  674          $  448          $  433
                                                ======          ======          ======

The components of earnings (loss) from consolidated operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

(in millions)                                     1995            1994             1993

Earnings (loss) before income taxes
  U.S.                                          $1,262          $1,787          $(2,762)
  Outside the U.S.                                 664             623              389
                                                ------          ------          -------

       Total                                    $1,926          $2,410          $(2,373)
                                                ======          ======          =======

U.S. income taxes
  Current provision                             $  167          $1,430          $   288
  Deferred provision (benefit)                     224            (293)          (1,190)
Income taxes outside the U.S.
  Current provision                                200             369              237
  Deferred provision (benefit)                      30              (3)             (51)
State and other income taxes
  Current provision                                 24             358               53
  Deferred provision (benefit)                      29              (8)            (195)
                                                ------          ------          -------
       Total                                    $  674          $1,853          $  (858)
                                                ======          ======          =======
The components of consolidated income
 taxes were as follows:

Continuing operations                           $  674          $  448          $   433
Discontinued operations                              -           1,506               23
Extraordinary items                                  -            (101)              (8)
Cumulative effect of changes
 in accounting principle                             -               -           (1,306)
                                                ------          ------          -------
       Total income taxes (benefit)             $  674          $1,853          $  (858)
                                                ======          ======          =======

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for continuing operations were as follows:

(in millions)                                    1995              1994           1993
Amount computed using the statutory rate         $674              $351           $377
Increase (reduction) in taxes resulting from:
  State and other income taxes                     34                37             25
  Goodwill amortization                            38                26             10
  Export sales and manufacturing credits          (37)              (22)           (17)
  Operations outside the U.S.                     (34)               43             75
  Other, net                                       (1)               13            (37)
                                                 ----              ----           ----
       Provision for income taxes                $674              $448           $433
                                                 ====              ====           ====

The significant components of deferred tax assets and liabilities were as follows:

<CATPION>
(in millions)
                                                 1995              1994
Deferred tax assets
Postemployment obligations                     $1,208            $1,182
Restructuring costs and
 separation programs                              542               556
Inventories                                        93                88
Tax loss carryforwards                            185               222
Other                                             675               669
                                               ------            ------
                                                2,703             2,717
Valuation allowance                              (185)             (222)
                                               ------            ------
       Total                                   $2,518            $2,495
                                               ======            ======
Deferred tax liabilities
Depreciation                                   $  662            $  538
U.S. pension income                               386               214
Leasing                                           385               406
Other                                             344               345
                                               ------            ------
       Total                                   $1,777            $1,503
                                               ======            ======

The valuation allowance is primarily attributable to certain net operating loss carryforwards outside the U.S. A majority of the net operating loss carryforwards are available indefinitely.

Retained earnings of subsidiary companies outside the U.S. were approximately $1,924 million and $1,810 million at December 31, 1995 and 1994, respectively. Retained earnings at December 31, 1995 are considered to be reinvested indefinitely. If remitted, they would be substantially free of additional tax. It is not practicable to determine the deferred tax liability for temporary differences related to these retained earnings.

--------------------------------------------------------------------------

NOTE 12

RESTRUCTURING COSTS

1994 Restructuring Program

In December 1994, the Company committed to implement a restructuring program and recorded a pre-tax provision of $340 million for severance and other termination benefits and exit costs related to the realignment of the Company's worldwide manufacturing, marketing, administrative and photofinishing operations.

Severance actions included in the restructuring provision resulted from capacity reductions in manufacturing facilities and the consolidation of photofinishing operations and marketing and administrative functions in various locations of the Company's worldwide operations. Most of the terminations were completed by the end of 1995; the remaining terminations are expected to be completed by June 30, 1996.

The following table summarizes the Company's restructuring activities relating to the 1994 program:

(dollar amounts in millions)

                   Number       Severance                Bus.Exits/     Non-
                     of         & Related     Plant        Asset      Cancelable
                   People         Costs      Closures    Write-downs    Leases      Total
Initial Reserve    4,350 (A)    $ 160 (B)      $101         $89          $40        $390
Utilized in 1994     115            7             -          23            -          30
                   -----        -----          ----         ---          ---        ----
Balance 12/31/94   4,235          153           101          66           40         360

Utilized in 1995   3,056          113            84          54            9         260
                   -----        -----          ----         ---          ---        ----

Balance 12/31/95   1,179        $  40          $ 17         $12          $31        $100
                   =====        =====          ====         ===          ===        ====

(A) Terminations by functional area are as follows: Photofinishing consolidation - 2,300 people; capacity reductions - 850 people; and marketing and administrative consolidations - 1,200 people.

(B)  Includes $50 million of 1993 severance reserves determined to be excess.

1993 Restructuring Program

The Company recorded restructuring costs in 1993 for continuing operations of $495 million. Approximately $350 million was provided for severance and termination benefit costs related to a cost reduction program to reduce worldwide employment by approximately 9,000 personnel. At December 31, 1995, substantially all of the personnel had been terminated with approximately
$11 million and $120 million being paid in 1995 and 1994, respectively. The remaining 1993 restructuring provision related primarily to severance and exit costs associated with the closure of a German manufacturing facility. The costs charged to the remaining reserve in 1995 and 1994 amounted to $11 million and $47 million, respectively. The remaining accrual balance at December 31, 1995, in the amount of $134 million will primarily provide for severance and termination payments to former employees.

------------------------------------------------------------------------------

NOTE 13

RETIREMENT PLANS

Substantially all U.S. employees are covered by a noncontributory plan, the Kodak Retirement Income Plan (KRIP), which is funded by Company contributions to an irrevocable trust fund. Assets in the fund are held for the sole benefit of retired employees. The Company made a $500 million contribution of its common stock to the trust fund in 1995. Retirement benefits earned by employees prior to January 1, 1996, are based on a point system. Retirement benefits earned by employees subsequent to December 31, 1995, will be based
on age and years of service.   The benefit formula used to calculate the
actual benefit dollars paid to an individual once retired will not change as a result of these new plan provisions. Retirement benefits generally become vested upon the completion of five years of service. The assets of the trust fund are comprised of corporate equity and debt securities, U.S. government securities, partnership and joint venture investments, interests in pooled funds, and various types of interest rate and foreign currency financial instruments.

The benefit obligations for KRIP include amounts for employees who retired from Eastman Chemical Company (ECC) on or before December 31, 1993, the date ECC was spun off from the Company. Benefit obligations of all other ECC employees were transferred to ECC as part of the spin-off agreement. The benefit obligation of KRIP excludes amounts for all employees (both retired and active) of the non-imaging health businesses sold in 1994 because those obligations were transferred to the buyers of the non-imaging health businesses. The market value of assets of KRIP reflect the Company's estimates of the assets held for employees in continuing operations only.
The transfer of assets from the KRIP trust fund to ECC and the buyers of the non-imaging health businesses was not completed as of December 31, 1995. The Company anticipates the transfer of assets will not be completed for several years to ensure compliance with agreements and applicable government regulations.

Most other subsidiaries and branches operating outside the U.S. have retirement plans covering substantially all employees. Contributions by the Company for these plans are typically deposited under government or other fiduciary-type arrangements. Retirement benefits are generally based on contractual agreements that provide for benefit formulas using years of service and/or compensation prior to retirement. The actuarial assumptions used for these plans reflect the diverse economic environments within the various countries in which the Company operates. The following information includes data for significant plans outside the U.S.


Total pension expense for all plans included the following:

(in millions)
                                           1995              1994             1993
                                              Non-              Non-             Non-
                                       U.S.   U.S.       U.S.   U.S.      U.S.   U.S.
Major Plans:

   Service cost - benefits earned
     during the year                 $  110  $   21    $  120  $   19   $  105  $  15
   Interest cost on projected
     benefit obligation                 480      81       470      77      475     71
   Actual return on plan assets        (834)   (153)       50     (46)    (944)  (223)
   Net deferral and amortization        288      76      (590)    (24)     364    152
                                     ------  ------    ------  ------   ------  -----
   Net pension expense                   44      25        50      26        0     15
Other U.S. and non-U.S. plans             6      71         0      57        0     51
                                     ------  ------    ------  ------   ------  -----
Total pension expense                $   50  $   96    $   50  $   83   $    0  $  66
                                     ======  ======    ======  ======   ======  =====

The funded status of Major Plans was as follows:
(in millions)
                                                                 At December 31,
                                                             1995             1994
                                                                 Non-             Non-
                                                         U.S.    U.S.     U.S.    U.S.


Actuarial present value of benefit obligations
  Vested benefits                                      $5,238  $  962   $4,861  $  747
                                                       ======  ======   ======  ======
  Accumulated benefits                                 $5,522  $  985   $5,077  $  769
                                                       ======  ======   ======  ======
  Projected benefits                                   $6,586  $1,066   $5,879  $  915

Market value of assets                                  6,070     992    5,263     851
                                                       ------  ------   ------  ------
Projected benefits in excess of plan assets               516      74      616      64

Unrecognized net loss                                    (828)   (102)    (524)    (82)

Unrecognized net transition asset                         464      58      531      66

Unrecognized prior service cost                          (163)    (57)    (178)    (63)
                                                       ------  ------   ------  ------
(Prepaid) accrued pension expense                      $  (11) $  (27)  $  445  $  (15)
                                                       ======  ======   ======  ======


The annual cost of postretirement employee benefits is based on assumed discount rates. These rates are set relative to the general level of interest rates in the economy. As a result, significant year-to-year changes in interest rates can cause material year-to-year changes in assumed discount rates and employee benefit liabilities and costs based on those rates.

The weighted assumptions used to compute pension amounts for Major Plans were as follows:

                                                                  December 31,
                                                             1995             1994
                                                                 Non-             Non-
                                                         U.S.    U.S.     U.S.    U.S.

        Discount rate                                    7.25%   8.2%     8.5%    9.0%
        Salary increase rate                             4.5%    5.4%     5.0%    5.4%
        Long-term rate of return on plan assets          9.5%    9.6%     9.5%    9.6%

The Company also sponsors an unfunded plan for certain U.S. employees (primarily executives). The benefits of this plan are obtained by applying KRIP provisions to all compensation, including compensation currently being deferred, and without regard to the legislated qualified plan maximums, reduced by benefits under KRIP. At December 31, 1995 and 1994, the projected benefit obligations of this plan amounted to $159 million and $140 million, respectively. The Company had recorded long-term liabilities at those dates of $143 million and $124 million, respectively. Pension expense recorded in 1995, 1994 and 1993 related to this plan was $17 million, $17 million and $15 million, respectively.

------------------------------------------------------------------------------

NOTE 14

NONPENSION POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company provides health care, dental and life insurance benefits to eligible retirees and eligible survivors of retirees. In general, these benefits are provided to U.S. retirees that are covered by the provisions of the Company's principal pension plan. Nonpension postretirement expense for 1995, 1994 and 1993 was $148 million, $183 million and $255 million, respectively. A few of the Company's subsidiaries and branches operating outside the U.S. offer health care benefits; however, the cost of such benefits is insignificant to the Company.

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

The net postretirement benefit cost includes the following components:

(in millions)
                                     1995      1994      1993

Service cost                        $  23     $  26     $  25
Interest cost                         183       192       230
Net amortization                      (58)      (35)        -
                                    -----     -----     -----
Net postretirement
 benefit cost                       $ 148     $ 183     $ 255
                                    =====     =====     =====

The total obligation and amount recognized in the Consolidated Statement of Financial Position at December 31, 1995 and 1994, were as follows:

(in millions)
                                      1995      1994

Accumulated postretirement
 benefit obligation
    Retirees                        $1,994    $1,765
    Fully eligible active plan
     participants                       38        23
    Other active plan participants     566       366
                                    ------    ------

     Total obligation                2,598     2,154

Unrecognized net loss                 (465)      (90)
Unrecognized negative plan
 amendment                             781       839
                                    ------    ------
     Accrued postretirement
      benefit cost                  $2,914    $2,903
                                    ======    ======

To estimate this obligation, health care costs were assumed to increase 9% in 1996 with the rate of increase declining ratably to 5% by 2002 and thereafter. The discount rates utilized to measure the obligation at December 31, 1995 and 1994, were 7.25% and 8.5%, respectively. The annual costs of employee benefits related to postemployment and postretirement are based on assumed discount rates set relative to the general level of interest rates in the economy. As a result, significant year-to-year changes in interest rates can cause material year-to-year changes in assumed discount rates and employee benefit liabilities and costs based on these rates. If the health care cost trend rates were increased by one percentage point, the accumulated postretirement benefit obligation, as of December 31, 1995, would increase by approximately $98 million while the net postretirement benefit cost for the year then ended would increase by approximately $8 million.

Effective January 1, 1993, the Company adopted SFAS No. 112. The obligation for continuing operations as of January 1, 1993 was recognized as a cumulative effect of a change in accounting principle of $92 million after-tax. Adoption of SFAS No. 112 did not have a material effect on the Company's earnings before cumulative effect of changes in accounting principle.

---------------------------------------------------------------------------

NOTE 15

STOCK OPTION AND COMPENSATION PLANS

The 1995 and 1990 Omnibus Long-Term Compensation Plans provide for a variety of awards to employees. Some of these awards are based upon performance criteria relating to the Company established by the Executive Compensation and Development Committee of the Board of Directors.

The 1995 Omnibus Long-Term Compensation Plan provides that options can be granted through December 31, 1999, to employees for the purchase of up to 16,000,000 shares of the Company's common stock at an option price not less than 100 percent of the per share fair market value on the date of the stock option's grant. The 1995 Plan also provides for the granting of Stock Appreciation Rights (SARs) either in tandem with options or freestanding. SARs allow optionees to receive a payment equal to the appreciation in market value of a stated number of shares of the Company's common stock from the SAR's exercise price to the market value on the date of its exercise. Exercise of a tandem SAR requires the optionee to surrender the related option. At December 31, 1995, there were 163,061 freestanding SARs outstanding at the option price of $56.31.

The 1990 Omnibus Long-Term Compensation Plan provides that options can be granted through January 31, 1995, to key employees for the purchase of up to 16,000,000 shares of the Company's common stock at an option price not less than 50 percent of the per share fair market value on the date of the stock option's grant. No options below fair market value have been granted to date. Options with dividend equivalents were awarded during 1994, 1993 and 1992 under the 1990 Omnibus Long-Term Compensation Plan. Provisions under this plan amounted to $4 million in 1995, $6 million in 1994 and $5 million in 1993. The 1990 Plan also provides for the granting of SARs either in tandem with options or freestanding. At December 31, 1995, there were 167,915 tandem SARs and 397,414 freestanding SARs outstanding at option prices ranging from $31.45 to $44.50.

The 1985 Stock Option Plan provided that options could be granted through 1989 to key employees for the purchase of up to 6,000,000 (prior to giving effect to the 3-for-2 partial stock split in 1987) shares of the Company's common stock at an option price not less than the per share fair market value at the time the option was granted. Options granted have maximum durations of 7 or 10 years from the date of grant but may expire sooner if the optionee's employment terminates. The 1985 Plan also provided for the granting of SARs either in tandem with options or freestanding. At December 31, 1995, there were 410,954 tandem SARs and 47,847 freestanding SARs outstanding at option prices ranging from $33.79 to $39.53.

Summarized option data as of December 31, 1995 are as follows:

                                               Shares        Range of Price
                                            Under Option       Per Share
                                            ------------    ---------------
Options Outstanding December 31, 1994         21,798,374    $30.25 - $50.47


Options Granted                                2,710,657    $49.31 - $69.50

Options Exercised                              3,212,232    $30.25 - $49.44

Options Canceled                                   6,817    $44.50 - $56.31

Options Surrendered                               91,236    $31.45 - $39.53
                                              ----------    ---------------
Options Outstanding December 31, 1995         21,198,746    $30.25 - $69.50
                                              ==========    ===============

At December 31, 1995, 16,380,039 of the options outstanding were exercisable.

------------------------------------------------------------------------

NOTE 16

ACQUISITION OF REMAINING SHARES OF QUALEX

In August 1994, the Company acquired the remaining shares of Qualex, a photofinisher operating primarily in the U.S., for $150 million with a combination of cash and a note. Prior to August 12, 1994, the Company had an investment in Qualex of approximately fifty percent of its outstanding common shares, which was accounted for under the equity method.

-----------------------------------------------------------------------------

NOTE 17

SEGMENT INFORMATION

The Company's business consists of two segments: Consumer Imaging and Commercial Imaging. The Consumer Imaging segment includes amateur films, photographic papers, chemicals and equipment for photographic imaging and photofinishing operations. The Commercial Imaging segment includes x-ray, motion picture, professional and graphic arts films, microfilms, copiers, printers and other equipment for information management. Sales between segments are made on a basis intended to reflect the market value of the products.

Sales are reported in the geographic area where they originate. Transfers among geographic areas are made on a basis intended to reflect the market value of the products, recognizing prevailing market prices and distributor discounts.

The parent company's equity in the net assets of subsidiaries outside the U.S. was as follows:

(in millions)                        1995           1994           1993

Net assets                         $2,980         $3,057         $2,912
                                   ======         ======         ======

SEGMENT INFORMATION (continued)
Financial information by geographic areas is as follows:


                                               Canada
                                                and              Asia,
                                      United   Latin             Africa,   Elimi-    Consoli-
(in millions)                         States  America   Europe  Australia  nations      dated

1995
Sales to customers                   $ 6,978   $1,325   $4,195   $2,482              $14,980
Transfers among geographic areas       2,725      555      324       59   $(3,663)         -
                                     -------   ------   ------   ------   -------    -------
   Total sales                       $ 9,703   $1,880   $4,519   $2,541   $(3,663)   $14,980
                                     =======   ======   ======   ======   =======    =======
Earnings from operations             $ 1,153   $  137   $  482   $  169         -    $ 1,941
                                     =======   ======   ======   ======   =======    =======
Assets by geographic areas           $ 9,266   $1,354   $2,982   $1,722   $  (847)   $14,477
                                     =======   ======   ======   ======   =======    =======



1994
Sales to customers from
 continuing operations               $ 6,434   $1,266   $3,670   $2,187              $13,557
Transfers among geographic areas       2,547      456      340       58   $(3,401)             -
                                     -------   ------   ------   ------   -------    -------
   Total sales                       $ 8,981   $1,722   $4,010   $2,245   $(3,401)   $13,557
                                     =======   ======   ======   ======   =======    =======
Earnings (loss) from operations
 from continuing operations          $   884   $  130   $  315   $  (17)  $    (3)   $ 1,309
                                     =======   ======   ======   ======   =======    =======

Assets by geographic areas           $10,131   $1,342   $2,853   $1,692   $(1,050)   $14,968
                                     =======   ======   ======   ======   =======    =======


1993
Sales to customers from
 continuing operations               $ 6,038   $1,178   $3,529   $1,925              $12,670
Transfers among geographic areas       2,063      414      307       46   $(2,830)         -
                                     -------   ------   ------   ------   -------    -------
   Total sales                       $ 8,101   $1,592   $3,836   $1,971   $(2,830)   $12,670
                                     =======   ======   ======   ======   =======    =======
Earnings (loss) from operations
 from continuing operations          $ 1,007   $  191   $   (6)  $   63   $    (7)   $ 1,248
                                     =======   ======   ======   ======   =======    =======
Assets by geographic areas           $ 8,952   $1,320   $2,615   $1,446   $ 4,477(1) $18,810
                                     =======   ======   ======   ======   =======    =======

(1) Includes net assets of discontinued operations.

SEGMENT INFORMATION (continued)
(in millions)                                        1995           1994           1993
Sales from continuing operations,
 including intersegment sales
  Consumer Imaging                                $ 6,830        $ 5,919        $ 5,292
  Commercial Imaging                                8,184          7,646          7,382
Intersegment sales                                    (34)            (8)            (4)
                                                  -------        -------        -------
    Total sales from continuing operations        $14,980        $13,557        $12,670
                                                  =======        =======        =======
Earnings from operations from
 continuing operations (1)
  Consumer Imaging                                $ 1,282        $   878        $   931
  Commercial Imaging                                  659            431            317
                                                  -------        -------        -------
    Total earnings from operations
      from continuing operations                    1,941          1,309          1,248

Other revenues and charges
  Consumer Imaging                                      3            (31)             2
  Commercial Imaging                                   (5)            (7)             9
  Corporate                                            65           (127)            (7)
  Interest expense                                     78            142            175
                                                  -------        -------        -------
    Earnings before income taxes                  $ 1,926        $ 1,002        $ 1,077
                                                  =======        =======        =======
Assets
  Consumer Imaging                                $ 5,114        $ 4,805        $ 4,154
  Commercial Imaging                                7,575          7,950          7,334
  Net assets of discontinued operations                 -              -          5,349
  Corporate                                         1,788          2,213          1,973
                                                  -------        -------        -------
    Total assets at year end                      $14,477        $14,968        $18,810
                                                  =======        =======        =======
Depreciation expense
  Consumer Imaging                                $   186        $   217        $   286
  Commercial Imaging                                  621            619            531
                                                  -------        -------        -------
    Total depreciation expense                    $   807        $   836        $   817
                                                  =======        =======        =======
Amortization of goodwill
  Consumer Imaging                                $    43        $    25        $     6
  Commercial Imaging                                   66             42             23
                                                  -------        -------        -------
    Total amortization of goodwill                $   109        $    67        $    29
                                                  =======        =======        =======
Capital additions
  Consumer Imaging                                $   240        $   303        $   282
  Commercial Imaging                                  794            850            535
                                                  -------        -------        -------
    Total capital additions                       $ 1,034        $ 1,153        $   817
                                                  =======        =======        =======

(1)  Earnings from operations are shown after deducting restructuring costs of:
                                                     1995           1994           1993

     Consumer Imaging                                   -           $190           $141
     Commercial Imaging                                 -            150            354
----------------------------------------------------------------------------------------

NOTE 18

QUARTERLY SALES AND EARNINGS DATA - UNAUDITED
                                         4th Qtr.    3rd Qtr.     2nd Qtr.    1st Qtr.
                                              (in millions, except per share data)
1995

Sales                                    $4,092      $3,813       $3,938      $3,137
Gross profit                              1,760       1,826        1,908       1,524
Net earnings                                275         338          377         262
Primary earnings per share                  .80         .99         1.11         .77



1994

Sales from continuing operations         $3,848      $3,529       $3,425      $2,755
Gross profit from continuing
 operations                               1,742       1,562        1,643       1,285
Earnings (loss) from continuing
 operations before extraordinary
  items                                     (79)(1)     193          295         145
Earnings (loss) from discontinued
 operations                                 350           -          (30)        (51)
Extraordinary items                        (253)          -           (1)        (12)
Net earnings                                 18 (1)     193          264          82
Primary earnings (loss) per share from
 continuing operations before
  extraordinary items (2)                  (.23)        .57          .88         .44
Primary earnings (loss) per share
 from discontinued operations (2)          1.03           -         (.09)       (.15)
Extraordinary items                        (.75)          -            -        (.04)
Primary earnings per share                  .05         .57          .79         .25

(1)  After deducting $340 million of restructuring costs, which reduced net earnings by $254 million, and a $110 million loss on the extinguishment of certain financial instruments, which reduced net earnings by $80 million.

(2)  Each quarter is calculated as a discrete period and the sum of the four quarters does not equal the full year amount.

--------------------------------------------------------------------------------------

SUMMARY OF OPERATING DATA
Eastman Kodak Company and Subsidiary Companies
(Dollar amounts and shares in millions, except per share data)

                                               1995       1994       1993       1992     1991
Sales from continuing operations            $14,980    $13,557    $12,670    $12,992  $12,427
Earnings from operations before
 extraordinary items and cumulative effect
  of changes in accounting principle:
    Continuing                                1,252        554(1)     644 (2)    845(4)    12(6)
    Discontinued                                  -        269         23 (2)    149(4)     5(6)
Net earnings (loss)                           1,252        557(1)  (1,515)(2)  1,146(4)    17(6)
                                                                          (3)       (5)
EARNINGS AND DIVIDENDS
Net earnings - percent of sales                 8.4%       4.1%     (12.0%)      8.8%     0.1%
             - percent return on average
               shareowners' equity             27.4%      15.1%     (30.6%)     18.1%        0.3%
Primary earnings (loss) per share (7)          3.67       1.66      (4.62)      3.53      .05
Cash dividends declared
  - on common shares (8)                        547        537        657        650      649
  - per common share (8)                       1.60       1.60       2.00       2.00     2.00
Common shares outstanding at year end         345.9      339.8      330.6      325.9    324.9
Shareowners at year end                     143,574    151,349    157,797    166,532  169,164

STATEMENT OF FINANCIAL POSITION DATA
Working capital                             $ 2,666    $ 1,948    $ 2,696    $   545  $   681
Properties - net                              5,377      5,292      5,027      5,520    5,515
Total assets                                 14,477     14,968     18,810     19,038   19,952
Long-term borrowings                            665        660      6,727      5,259    5,648
Total shareowners' equity                     5,121      4,017      3,356      6,557    6,104

SUPPLEMENTAL INFORMATION
Sales - Consumer Imaging                    $ 6,830    $ 5,919    $ 5,292    $ 5,414  $ 5,135
      - Commercial Imaging                    8,184      7,646      7,382      7,592    7,301
Research and development costs                  935        859        864        988      971
Depreciation                                    807        836        817        936      874
Taxes (excludes payroll, sales, and excise
  taxes)                                        796        567        545        584     (183)
Wages, salaries, and employee benefits        5,025      4,690      4,679      4,653    4,533
Employees at year end
  - in the U.S.                              54,400     54,300(9)  49,100     50,900   51,600
  - worldwide                                96,600     96,300(9)  91,800     95,200   96,700

(1)  After deducting $340 million of restructuring costs from continuing operations, which reduced net earnings by $254 million, and a $110 million loss on the extinguishment of certain financial instruments, which reduced net earnings by $80 million.  Net earnings were also reduced by $266 million of extraordinary losses related to the early extinguishment of debt.
(2)  After deducting $495 million of restructuring costs from continuing operations, which reduced net earnings by $353 million, and $55 million of restructuring costs from discontinued operations, which reduced net earnings by $34 million.
(3)  The net loss for 1993 was due to an after-tax charge of $2.17 billion from the cumulative effect of adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other
     Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits."
(4)  After deducting $219 million of restructuring costs from continuing operations, which reduced net earnings by $140 million, and $1 million of restructuring costs from discontinued operations, which reduced net earnings by less than $1 million.
(5)  Net earnings for 1992 benefited by $152 million from the cumulative effect of adopting
     SFAS No. 109, "Accounting for Income Taxes."
(6)  After deducting $1,448 million of restructuring costs from continuing operations, which reduced net earnings by $934 million, and $157 million of restructuring costs from discontinued operations, which reduced net earnings by $98 million.
(7)  Based on average number of shares outstanding.
(8)  The lower dividends in 1994 and 1995 were due to the spin-off of the Eastman Chemical
     Company operations at year-end 1993.  As a result of the spin-off, the Company's shareowners received one share of Eastman Chemical Company stock for every four shares of
     Kodak common stock.
(9)  The acquisition of Qualex during 1994 added approximately 7,600 people to the Company's
     U.S. employment.  Acquisitions outside the U.S. during 1994 added approximately 1,200 people to the Company's employment levels.  Approximately 5,100 personnel left the Company during 1994 under restructuring programs.


                                      PART III

ITEMS 10, 11, AND 12.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                       EXECUTIVE COMPENSATION
                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT

Responses to the above items, as contained in the Notice of 1996 Annual Meeting and Proxy Statement, which will be filed within 120 days of the Company's fiscal year end, are hereby incorporated by reference in this Annual Report on Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None to report.


                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                    Page No.

(a) 1.  Consolidated financial statements:
        Report of independent accountants                            17
        Consolidated statement of earnings                           18-19
        Consolidated statement of financial position                 20
        Consolidated statement of shareowners' equity                21
        Consolidated statement of cash flows                         22-23
        Notes to financial statements                                24-44

    2.  Financial statement schedules:

        II - Valuation and qualifying accounts                       49


        All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

    3.  Additional data required to be furnished:

        Exhibits required as part of this report are listed in the index appearing on pages 50 through 52. The management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report are listed on pages 50 through 52, Exhibit Numbers (10)A - (10)S.

(b) Report on Form 8-K.

    No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 1995.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     EASTMAN KODAK COMPANY
         (Registrant)

By:                                              By:
   George M. C. Fisher, Chairman of                 Harry L. Kavetas,
   the Board, President, Chief Executive            Executive Vice
   Officer and Chief Operating Officer              President and Chief
                                                    Financial Officer






                                                    David J. FitzPatrick,
                                                    Vice President and
                                                    Controller



Date:  March 12, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Richard S. Braddock, Director               Paul E. Gray, Director



Martha Layne Collins, Director              Karlheinz Kaske, Director



Alice F. Emerson, Director                  John J. Phelan, Jr., Director



George M. C. Fisher, Director               Wilber J. Prezzano, Director



Roberto C. Goizueta, Director               Leo J. Thomas, Director



                                            Richard A. Zimmerman, Director






Date:  March 12, 1996

                     CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-48258, No. 33-49285, and No. 33-64453), Form S-4 (No. 33-48891), and Form S-8
(No. 33-5803, No. 33-35214, No. 33-56499, No. 33-65033, and No. 33-65035) of
Eastman Kodak Company of our report dated January 17, 1996, appearing on page 17 of this Annual Report on Form 10-K.






PRICE WATERHOUSE LLP
New York, New York
March 12, 1996

                                                                           Schedule II

                             Eastman Kodak Company and Subsidiary Companies

                                   Valuation and Qualifying Accounts
                                             (in millions)

                                    Balance at  Additions   Deductions    Balance
                                    Beginning   Charged to   Amounts     at End of
                                    of Period    Earnings   Written Off   Period

Year ended December 31, 1995
  Deducted in the Statement of
    Financial Position:
    From Current Receivables
        Reserve for doubtful accounts  $105         $57         $77         $ 85
        Reserve for loss on returns
          and allowances                 15          13           9           19
                                       ----         ---         ---         ----
        TOTAL                          $120         $70         $86         $104
                                       ====         ===         ===         ====
    From Long-Term Receivables and
    Other Noncurrent Assets;
      Reserve for doubtful accounts    $ 18         $10         $14         $ 14
                                       ====         ===         ===         ====

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

(10) A. Eastman Kodak Company Retirement Plan for Directors, as
        amended effective January 1, 1996.                                 53

     B. Eastman Kodak Company 1985 Long-Term Performance Award Plan, as amended effective December 31, 1993.

     C. 1982 Eastman Kodak Company Executive Deferred Compensation
        Plan, as amended effective October 15, 1995.                       57

     D. Kodak Unfunded Retirement Income Plan, amended effective
        January 1, 1995.                                                   74

               Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit Number                                                           Page


     E. Eastman Kodak Company Management Variable Compensation Plan, effective as of January 1, 1995.

     F. Eastman Kodak Company Insurance Plan for Directors.
        (Incorporated by reference to the Eastman Kodak Company
        Annual Report on Form 10-K for the fiscal year ended December 29, 1988, Exhibit 10.)

     G. Eastman Kodak Company Deferred Compensation Plan for
        Directors, as amended effective January 1, 1995.

     H. Eastman Kodak Company 1985 Stock Option Plan, as amended effective December 31, 1993.

     I. Kodak Supplementary Group Life Insurance Plan, as amended
        effective December 29, 1995.                                       80

     J. Eastman Kodak Company 1990 Omnibus Long-Term Compensation
        Plan, as amended effective March 10, 1994.

     K. Eastman Kodak Company 1995 Omnibus Long-Term Compensation
        Plan, effective as of February 1, 1995.

     L. Kodak Excess Retirement Income Plan, as amended effective
        January 1, 1995.                                                  99

     M. Kodak Executive Financial Counseling Program.
        (Incorporated by reference to the Eastman Kodak Company
        Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.)

     N. Personal Umbrella Liability Insurance Coverage.

        Eastman Kodak Company provides $5,000,000 personal umbrella liability insurance coverage to its directors and approximately 150 key executives. The coverage, which is insured through The Mayflower Insurance Company, Ltd., supplements participants' personal coverage.

        The Company pays the cost of this insurance.  Income is
        imputed to participants.                                         104

     O. Kodak Executive Health Management Plan, as amended effective
        January 1, 1995.                                                 107

     P. Wilbur J. Prezzano Retention Agreement dated September 3,
        1993.

     Q. Wilbur J. Prezzano Amendment to Retention Agreement dated
        January 3, 1995.

     R. George M. C. Fisher Employment Agreement dated October 27,
        1993.

        $4,000,000 Promissory Note dated November 2, 1993.

        $4,284,400 Promissory Note dated November 2, 1993.

        Notice of Award of Restricted Stock dated November 11, 1993.

        Notice of Award of Incentive Stock Options dated November 11,
        1993.

        Notice of Award of Non-Qualified Stock Options dated November
        11, 1993.

        First Amendment to Notice of Award of Non-Qualified Stock
        Options dated November 11, 1993.

        Amendment No. 1 to Employment Agreement dated as of April 4,
        1994.

               Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit Number                                                       Page


     S. Harry L. Kavetas Employment Agreement dated as of February 11, 1994, Notice of Award of Non-Qualified Stock Options dated February 15, 1994, Notice of Award of Incentive Stock Options dated February 15, 1994, and Notice of Award of Restricted Stock dated February 15, 1994.

Exhibits (10) B, H, P, and R are incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit 10.

Exhibits (10) G, J, Q, and S are incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibit 10.

Exhibits (10) E and K are incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, Exhibit 10.

(11) Statement Re Computation of Earnings Per Common Share.              119

(12) Statement Re Computation of Ratio of Earnings to Fixed Charges.     120

(21) Subsidiaries of Eastman Kodak Company.                              121

(23) Consent of Independent Accountants.                                  48

(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-K.

(99) Eastman Kodak Employees' Savings and Investment Plan Annual
     Report on Form 11-K for the fiscal year ended December 30, 1995 (to be filed by amendment).

                                                             Exhibit (10)
A.

                    As Amended effective January 1, 1996

EASTMAN KODAK COMPANY

RETIREMENT PLAN FOR DIRECTORS


1.   Name and Purpose

     This plan shall be known as the Eastman Kodak Company
Retirement Plan for Directors (the "Plan"). Its purpose is to provide retirement income benefits for certain Directors of Eastman Kodak Company (the
"Company") upon completion of their service as Directors of the Company.

2.   Eligibility

     Each Director of the Company who is not in the regular employ of the Company (including those who may have been so employed previously by the Company) shall be eligible to participate in this Plan.

3.   Effective Date

     This Plan shall become effective June 1, 1984.

4.   Annual Retainer

     When used in this Plan, "Annual Retainer" shall mean the total annual retainer whether in cash, stock or restricted stock received or deferred by a Director for service as a member of the Board. For purposes of this Plan all shares of common stock paid as retainer shall be valued as of the date on which such shares were granted.

5.   Benefit

     a) Amount of Benefit. On January 1 and July 1 of each year, commencing with the first such date following (i) termination of service as a Director or (ii) such participant's 65th birthday, whichever occurs later, a semi-annual payment shall be paid to each eligible participant. That payment shall be equal to one-half of the Annual Retainer multiplied by a fraction the numerator of which shall be the number of months during which such participant served as a Director not in the regular employ of the Company, but in no event greater than sixty (60) and the denominator of which shall be sixty (60). Service will be measured from the effective date of election to membership on the Board of Directors of Eastman Kodak Company (the "Board") to the date of termination of such membership except that the service of a Director who had previously been in the regular employ of the Company shall be deemed to have commenced on the date such employment terminated. Service for any portion of a month shall be deemed to be service for a full month. Payments commenced hereunder will be suspended if and when the participant is reelected as a Director and recomputed and recommenced upon subsequent termination of service as a Director.

b)   Pre-1/1/96 Directors.  The terms of this paragraph
5 (b) shall apply only to those participants whose service as a Director commenced prior to January 1, 1996.

    i) Term of Benefit. The semi-annual benefit computed under paragraph 5 (a) above shall continue to be paid to the participant until the date of his or her death.

    ii) Adjustments to Annual Retainer. Whenever the Annual Retainer to Directors of the Company who are not in the regular employ of the Company is changed, the Annual Retainer used to compute the participant's payment under paragraph 5 (a) above shall be adjusted by a like amount. The adjustment shall be effective for all payments made on or after the effective date of such change in the Annual Retainer.

c) Post-12/31/95 Directors. The terms of this paragraph 5 (c) shall apply only to those participants whose service as a Director commenced on or after January 1, 1996.



    i) Term of Benefit. The semi-annual benefit computed under paragraph 5 (a) above shall continue to be paid to the participant until the earlier of: (A) his or her "Benefit
    Termination Date"; or (B) the date of his or her death. For purposes of this paragraph
    5(c)(i), a participant's "Benefit Termination
    Date" shall mean the date upon which the participant receives in the aggregate that number of payments equal to the number obtained by dividing the number of months during which such participant served as a Director not in the employ of the Company by six (6). For purposes of this calculation, service shall be measured in accordance with the terms of paragraph 5 (a) above. To the extent this calculation produces other than a whole number, any decimal equal to or in excess of .5 (five tenths) shall be rounded to the next nearest whole number and any decimal less than .5 (five tenths) shall be ignored.

    ii) Annual Retainer. The Annual Retainer that shall be used to compute the participant's payment under paragraph 5 (a) shall be the Annual Retainer in effect on the date of the participant's termination of service as a Director.

6.  Amendment and Termination

     This Plan may be amended or terminated by the Board at any time for any reason.

7.   Miscellaneous

     a) Nothing contained in this Plan shall be construed as a contract of employment between the Company and a Director.

     b) The benefits payable under this Plan shall not be assigned, transferred, pledged or encumbered or be subject in any manner to alienation or anticipation.

     c) Notwithstanding anything to the contrary herein, any Director who is removed from the Board for cause, shall not be entitled to any benefit hereunder.



8.   Change in Control

     a) For purposes of this Plan, "Change In Control" means a change in control of the Company of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item 1(a) of the Current Report on Form 8-K, as in effect on March 1, 1990, pursuant to Section 13 or 15(d) of the Exchange Act; provided that, without limitation, a Change In Control shall be deemed to have occurred at such time as (i) any "person" within the meaning of Section 14(d) of the Exchange Act, other than the Company, a subsidiary of the Company, or any employee benefit plan(s) sponsored by the Company or any subsidiary of the Company, is or has become the "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 25% or more of the combined voting power of the outstanding securities of the Company ordinarily having the right to vote at the election of directors, or (ii) individuals who constitute the Board of Directors on March 1, 1990 (the
"Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to March 1, 1990 whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this Plan, considered as though such person were a member of the Incumbent Board.

     b) Background. Upon a Change In Control: (i) the terms of this paragraph 8 shall immediately become operative, without further action or consent by any person or entity; (ii) all terms, conditions, restrictions, and limitations in effect on any participant's benefit accrued as of the date of the Change In Control, regardless of whether payments have commenced to such participant ("Accrued Benefit"), shall immediately lapse as of the date of such event;
(iii) no other terms, conditions, restrictions, and/or limitations shall be imposed upon any Accrued Benefit on or after such date, and in no circumstance shall an Accrued Benefit be forfeited on or after such date;
(iv) all Accrued Benefits shall automatically become one hundred percent (100%) vested immediately.

     c) Valuation of Benefit. Upon a Change In Control, a participant's benefit shall be determined using the annual retainer in effect on the date the Change In
Control occurs.

     d) Payment of Benefit. Upon a Change In Control, any participant, whether or not he/she is still a director of the Company, shall be paid his/her Accrued Benefit in a single lump-sum cash payment equal to the present value of the Accrued Benefit. If a participant is receiving payment of his/her Accrued Benefit at the time of the Change In Control, the remaining portion of such Accrued Benefit shall be paid in a single lump-sum cash payment equal to the present value of the remaining benefit. Payment of the Accrued Benefit shall be made as soon as practical but in no event later than 90 days after the Change In Control. Present value calculations shall be made by an independent actuary selected by the Company.

     e) Miscellaneous. Upon a Change In Control, no action, including, but not by way of limitation, the amendment, suspension, or termination of the Plan, shall be taken which would affect the rights of any participant or the operation of the Plan with respect to any Accrued Benefit to which the participant may have become entitled hereunder on or prior to the date of such action or as a result of such Change In
Control.

                                                             Exhibit (10) C.









1982 EASTMAN KODAK COMPANY

EXECUTIVE DEFERRED COMPENSATION PLAN




















Amended and Restated
Effective as of October 15, 1995

1982 Eastman Kodak Company
Executive Deferred Compensation Plan

Table of Contents

Section                                                          Page

Preamble                                                           60

Section 1. Definitions                                             60

Section 2. Compensation Level                                      62

Section 3. Deferral of Compensation                                62

Section 4. Time of Election Deferral                               63
Section 4.1 In General                                             63
Section 4.2 Newly Eligible Employees                               63

Section 5. Hypothetical Investments                                63
Section 5.1 Deferred Compensation Account                          63
Section 5.2 Stock Account                                          63

Section 6. Manner of Electing Deferral                             64

Section 7. Elections to Defer for A Fixed
            Period During Employment                               64

Section 8. Investment in the Stock Account                         65
Section 8.1 Elections                                              65
Section 8.2 Election into the Stock Account                        65
Section 8.3 Election out of the Stock Account                      65
Section 8.4 Dividend Equivalents                                   65
Section 8.5 Stock Dividends                                        66
Section 8.6 Recapitalization                                       66
Section 8.7 Distributions                                          66
Section 8.8 Liquidation of Stock Account                           67

Section 9. Payment of Deferred Compensation                        67
Section 9.1 Background                                             67
Section 9.2 Manner of Payment                                      67
Section 9.3 Timing of Payments                                     67
Section 9.4 Valuation                                              67
Section 9.5 Termination of Employment                              68

1982 Eastman Kodak Company
Executive Deferred Compensation Plan

Table of Contents Continued

Section                                                          Page

Section 10. Payment of Deferred Compensation After Death           68
Section 10.1 Stock Account                                         68
Section 10.2 Distribution                                          68

Section 11. Acceleration of Payment for Hardship                   69

Section 12. Non-Competition Provision                              69

Section 13. Participant's Rights Unsecured                         69

Section 14. No Right to Continued Employment                       69

Section 15. Statement of Account                                   69

Section 16. Assignability                                          70

Section 17. Deductions                                             70

Section 18. Administration                                         70
Section 18.1 Responsibility                                        70
Section 18.2 Authority of the Compensation Committee               70
Section 18.3 Discretionary Authority                               70
Section 18.4 Delegation of Authority                               70

Section 19. Amendment                                              70

Section 20. Governing Law                                          71

Section 21. Diconix Deferred Compensation                          71

Section 22. Change in Control                                      71
Section 22.1 Background                                            71
Section 22.2 Acceleration of Payment Upon Change In Control        71
Section 22.3 Amendment On or After Change In Control               71

Section 23. Severance Payments                                     71

Section 24. Compliance With Securities Laws                        72

Schedule A                                                         73

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

Section 1.5.  "Company" means Kodak and its United
States subsidiaries listed on Schedule A.

Section 1.6.  "Compensation Committee" shall mean the
Executive Compensation and Development Committee of the
Board.

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

Section 1.18. "Valuation Date" means, with regards to a Participant's Deferred Compensation Account, the last business day of each calendar month and, with regards to a SOG Participant's Stock Account, the last business day of each calendar month.


Section 2.     Compensation Level.  Each year the
Compensation Committee shall select an eligibility compensation level and a minimum compensation level prior to the commencement of the Enrollment Period.


Section 3.     Deferral of Compensation.  An Eligible
Employee may elect, in accordance with the time requirements established under Section 4 below, to defer receipt of one or more of the following to his or her Deferred Compensation Account:

    1)    all or any portion of his or her Deferrable
    Amount to be earned during the immediately succeeding calendar year;

    2) all or any portion of his or her Award, if any, under the Wage Dividend Plan payable in the immediately succeeding calendar year; and

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

Section 4.     Time of Election of Deferral.

Section 4.1.   In General.  Except as set forth in
Section 4.2, an Eligible Employee who wishes to defer compensation must irrevocably elect to do so during the Enrollment Period immediately preceding the calendar year during which such compensation is paid. Elections made during the Enrollment
Period shall be effective the first day of the calendar year immediately following the Enrollment
Period.  Elections shall be made annually.

Section 4.2.   Newly Eligible Employees.  An
Eligible Employee who is hired by the Company during a calendar year may elect to defer compensation earned during the remainder of such year by filing an election in accordance with the terms of this Section 4.2. Such election must be filed by the Eligible Employee with the Compensation Committee within ten business days of the first day of the Eligible Employee's employment with the Company. Notwithstanding any provision of this Plan to the contrary, such election shall only be effective with respect to the Eligible Employee's: (i) base salary, beginning with the first pay period following the pay period in which the election is filed with the Compensation Committee; and (ii) any award to which he or she may be entitled under the Management Variable Compensation Plan, or any successor plan thereto, for services performed during the calendar year of his or her hire. By way of an administrative rule, the Compensation
Committee may impose such additional requirements upon a newly Eligible Employee's election, including, but not limited to, a minimum level of deferral, as it determines in the exercise of its sole and absolute discretion.


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

Section 8.     Investment in the Stock Account.

Section 8.1.  Elections. A SOG Participant may direct
that all or any portion, designated as a whole dollar amount, of the existing balance of one of his or her Accounts be transferred to his or her other Account, effective as of the close of business on the last day of any calendar month (hereinafter the election's
"Effective Date"), by filing a written election with the Compensation Committee on or prior to such date.

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

Subject to the terms and conditions established in this
Section 23, the Chief Executive Officer of the Company may award severance payments under the Plan to certain Eligible Employees who terminate their employment from the Company. The classification of Eligible Employees who are eligible for such severance payments shall be limited to those Eligible Employees who are officers of the Company. The amount of any such severance payment shall be determined by the Chief Executive Officer with reference to the Eligible Employee's base salary at the time of his or her termination of employment. The Chief Executive Officer shall have the sole discretion to determine the timing, manner of payment (e.g., lump-sum or installments) and terms, conditions and limitations of any such severance payment, except that all such payments shall be made in cash. Any award made by the Chief Executive Officer pursuant to the provisions of this paragraph shall be evidenced by a written agreement signed by the Chief Executive Officer.

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

                                                            Exhibit (10) D.















KODAK UNFUNDED RETIREMENT INCOME PLAN








Approved July 27, 1990; Effective September 1, 1990

Amended December 13, 1990; Effective January 1, 1991

Amended December 20, 1991; Effective December 1, 1991

Amended December 20, 1991; Effective January 1, 1992

Amended December 29, 1995; Effective September 1, 1990

Amended December 29, 1995; Effective October 1, 1994

Amended December 29, 1995; Effective January 1, 1995

KODAK UNFUNDED RETIREMENT INCOME PLAN



TABLE OF CONTENTS

                                                            PAGE

ARTICLE ONE Purpose of Plan                                  76

ARTICLE TWO Definitions                                      76

ARTICLE THREE Eligibility                                    77

ARTICLE FOUR Benefits                                        77

ARTICLE FIVE Administration                                  78

ARTICLE SIX Amendment and Termination                        79

ARTICLE SEVEN Miscellaneous                                  79

KODAK UNFUNDED RETIREMENT INCOME PLAN



ARTICLE ONE

Purpose of Plan

1.1 This Plan implements the intent of providing retirement benefits by means of both a funded and an unfunded plan. This Plan is maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees as described in section 201(2) of the Employee Retirement Income
Security Act of 1974 and is designed to provide retirement benefits payable out of the general assets of the Company where benefits cannot be paid under the Funded Plan because of Code section 401(a)(17) and the provisions of the Funded Plan which implement such section and/or because deferred compensation is ignored in defining compensation for purposes of calculating benefits under the Funded Plan.


ARTICLE TWO

Definitions

2.1 "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

2.2 "Company" shall mean Eastman Kodak Company, which effective October 1, 1994 shall include the Nano
Systems division, and any subsidiary and/or affiliated corporation which is a participating employer under the Funded Plan other than those covered by Appendix I of the Funded Plan, except where a specific reference is made to a particular corporation.

2.3  "Effective Date" shall mean September 1, 1990.

2.4  "Employee" shall mean a participant in the Funded Plan.

2.5  "Funded Plan" shall mean the Kodak Retirement Income
Plan.

2.6  "KRIPCO" shall mean the Kodak Retirement Income Plan
Committee as described in the Funded Plan document.

2.7  "Plan" shall mean this Kodak Unfunded Retirement Income
Plan.

ARTICLE THREE

Eligibility

3.1 All Employees eligible to receive a benefit from the Funded Plan shall be eligible to receive a benefit under this Plan if they have deferred any portion of their compensation pursuant to a duly authorized and executed deferred compensation agreement or plan and/or their benefit cannot be fully provided by the Funded Plan due to the compensation limitations imposed by Code section 401(a)(17).


ARTICLE FOUR

Benefits

4.1 Benefits due under this Plan shall be paid at such time or times following the Employee's termination of employment or death as the Company's Director of Compensation and Benefits, or his designee, or in the absence or personal involvement of such Director or designee, the Senior Vice President of Human Resources, may select, in his sole discretion, from among the options available under the Funded Plan.

4.2 The benefit payable under this Plan shall be the amount of the retirement income benefit to which an Employee would otherwise be entitled under the Funded Plan,

       (i)   if deferred compensation were included in the Funded
             Plan's definitions of "Participating Compensation" and "Retirement Annual Salary Rate";

       (ii) if the provisions of section 401(a)(17) of the Code, as expressed in the Funded Plan, were disregarded; and

       (iii) if a minimum award at the target award ("C" level) under the Eastman Kodak Company Management Annual Performance Plan ("MAPP") is deemed included in the 1992
             "Participating Compensation" of any such Employee who -

             (a) is a part of the "Transition Workforce" under the Kodak Resource Redeployment and Retirement Program,

             (b)  retires on or after May 1, 1992, and

             (c) receives an actual award under the MAPP in 1992, which is lower than the target award ("C" level);

less the combined amounts of the retirement income benefit to which the Employee is entitled under the Funded Plan and the retirement income benefit to which such Employee is entitled under the Kodak Excess
Retirement Income Plan.

The "retirement income benefit to which the Employee is entitled under the Funded Plan" generally means the benefits actually payable to an Employee under the Funded Plan; provided, however, that where the benefits actually payable to an Employee under the Funded Plan are reduced on account of a payment of all or a portion of an Employee's benefits to a third party on behalf of or with respect to an Employee (pursuant, for example, to a domestic relations order), the "retirement income benefit to which the Employee is entitled under the Funded Plan" shall be deemed to mean the benefit that would have been actually payable but for such payment to a third party.

4.3 If an Employee's benefit from the Funded Plan is subject to an actuarial reduction because of the time when payment commences, his benefit from this Plan shall also be actuarially reduced.

4.4 The benefits payable under this Plan shall be paid by the Company each year out of its general assets and shall not be otherwise funded.

4.5 If a Participant's benefit under the Funded Plan is greater than it would otherwise be because of the provisions of Section 5.06(d), the Participant's benefit under this Plan shall be reduced by the amount of such excess.


ARTICLE FIVE
Administration


5.1 This Plan shall be administered by KRIPCO in accordance with its terms and purposes.

5.2 KRIPCO shall have full discretionary authority to determine eligibility, to construe and interpret the terms of the Plan, including the power to remedy possible ambiguities, inconsistencies or omissions, or to determine the benefits due each Employee from this and the Funded Plan and shall cause them to be paid accordingly.

5.3 The decisions made by and the actions taken by KRIPCO in the administration of the Plan shall be final and conclusive on all persons, and the members of KRIPCO shall not be subject to individual liability with respect to this Plan.


ARTICLE SIX

Amendment and Termination

6.1 While the Company intends to maintain this Plan in conjunction with the Funded Plan for as long as necessary, the Company reserves the right to amend and/or terminate it at any time for whatever reasons it may deem advisable.

6.2 Notwithstanding the preceding Section, however, the Company hereby makes a contractual commitment to pay the benefits accrued under this Plan to the extent it is financially capable of meeting such obligation.


ARTICLE SEVEN

Miscellaneous

7.1 Nothing contained in this Plan shall be construed as a contract of employment between the Company and an Employee, or as a right of any Employee to be continued in the employment of the Company, or as a limitation of the right of the Company to discharge any of its Employees, with or without cause.

7.2  The benefits payable under this Plan are nonassignable.
7.3 This Plan shall be governed by the laws of the State of New York except where preempted by the Employee Retirement
Income Security Act of 1974.

                                                           Exhibit (10) I.


     BENEFIT PLAN 1I.03
     Effective Date:  January 1, 1994
     Restated and Amended:  November 1, 1995


Supplementary Group Life Insurance Plan


Article                                                      Page

 1.  Introduction .............................................  81

 2.  Definitions ..............................................  81

 3.  Eligibility ..............................................  87

 4.  Amount of Coverage and Cost ..............................  88

 5.  Beneficiaries ............................................  90

 6.  Irrevocable Assignment ...................................  91

 7.  Contributions ............................................  92

 8.  Claims and Payment of Benefits ...........................  93

 9.  Maximum Benefits ........................................   93

10.  Coverage--Continuation, Termination, Conversion, On
     Return to Work ..........................................   93

11.  Administration and General Provisions ...................   98

1.   INTRODUCTION

The SGLI Plan is designed to help Kodak men and women meet burial and other last expenses (including bills unpaid at time of death) and to help provide for the financial security of their surviving dependents.


2.   DEFINITIONS

2.1  Adjusted Employment Date

"Adjusted Employment Date" means an employment date which has been adjusted by the Company, e.g., to reflect reinstatement of prior Service upon return to active employment following the termination of employment. When no termination of employment has occurred, Adjusted Employment Date is generally the same as Current Employment Date.

2.2  Current Employment Date

"Current Employment Date" means the first day of work in the latest period of Continuous Service.

2.3  Average Weekly Hours

"Average Weekly Hours" means a weekly average obtained by dividing all hours worked plus all paid absence hours in the previous 52 weeks by weeks out of the last 52 weeks where work was performed or a paid absence occurred.

2.4  College Cooperative Intern

"College Cooperative Intern" is a college student pursuing studies of interest to Kodak and who generally works a full-time schedule on an alternate work/school block basis.

2.5  Company

"Company" is Eastman Kodak Company and the following subsidiaries:
Eastman Gelatine Corporation; Eastman Kodak International Capital
Company, Inc.; and Kodak Caribbean, Limited.

2.6  Disabled Person

"Disabled Person" is any person who is approved for benefits under the Kodak Long Term Disability Plan or the predecessor Total and
Permanent Disability Plan.

2.7  Employee

"Employee" means any person employed by the Company in the United States and compensated for services in the form of an hourly wage or salary. The term "Employee" also includes certain persons employed outside the United States as determined by the Plan Administrator.

An Employee shall continue to be treated as an Employee for all purposes under the Plan while the Employee is receiving short-term disability or workers' compensation benefits, or on Leave of Absence other than educational Leave of Absence, subject to any special rules set forth in the Plan.

For purposes of clarification only, and not to limit the generality of the foregoing definition, the term "Employee" does not include, among other persons: Limited Service Employee, independent contractors, leased employees (within the meaning of Section 414(n) of the Internal Revenue Code of 1986, or persons whose employment has terminated on account of retirement, long-term disability or educational Leave of Absence.

2.8  Family Protection Program (FPP)

"Family Protection Program" (or "FPP") means the Family Protection Program (Benefit Plan No. 1I.04) which provides various employee and dependent life insurances and postretirement survivor income benefits to certain employees, retirees and LTD Recipients.

2.9  Insurance Annual Salary Rate

"IASR" or "Insurance Annual Salary Rate" means:

    (a) An Employee's individual (hourly) rate in effect on a
        particular day, plus the average shift allowance in effect on the same day, multiplied by:

       (1) 2,080 hours for:

           (A) Regular Full-Time Employees
           (B) Full-Time Supplementary Employees
           (C) Full-Time Special Program Employees

       (2) Moving average weekly hours in effect on that day (or normal scheduled weekly hours up to 40 if the Employee had not been employed for the full year immediately preceding that day) multiplied by 52 for:

           (A) Nonexempt Regular Part-Time Employees
           (B) Nonexempt Part-Time Supplementary Employees
           (C) Nonexempt Part-Time Special Program Employees

       (3) Normal scheduled weekly hours in effect on that day multiplied by 52 for:

           (A) Exempt Regular Part-Time Employees
           (B) Exempt Part-Time Supplementary Employees
           (C) Exempt Part-Time Special Program Employees

       (4) 1,040 hours for:

           (A) College Cooperative Interns
           (B) All Employees, other than regular part-time physicians, whose moving average weekly hours or normal scheduled hours is less than 20.

    (b) An Employee's IASR is rounded to the nearest $100.

    (c) When an Employee's employment classification changes from a part-time class to a full-time class described above, or from a full-time class to a part-time class described above, the hours component of IASR is adjusted as of the date of such reclassification for determining benefits and premiums.

    (d) Because the individual rate for certain commission-eligible employees is reduced below the normal rate for their applicable salary grade, IASR is adjusted by multiplying the individual rate times the commission calculating factor for the appropriate commission plan specified in Kodak Commission Compensation Plan (Compensation Plan No. 2C1).

    (e) Because the base salary rate for each Employee eligible for certain management performance incentives is reduced below the normal rate for his applicable salary grade, IASR is adjusted to reflect what the normal rate would be in the absence of the reduction under the management performance incentive arrangement.

2.10  Insurance Company

"Insurance Company" is Metropolitan Life Insurance Company, One
Madison Avenue, New York, New York 10010, and any other
Insurance Company which may issue one or more group policies to Eastman Kodak Company for coverage under the SGLI Plan.

2.11  Key Employee

"Key Employee" is any Employee who meets the criteria of Key
Employee set forth in Section 416(i)(1)(A) of the Internal Revenue
Code.

2.12  Leave of Absence

"Leave of Absence" means a period of absence from work approved by the Company under a leave of absence plan of the Company.

2.13  Limited Service Employee

"Limited Service Employee" is a person who is hired by the Company for the specified purpose of meeting short-term needs of 900 hours or less in any consecutive 12-month period and who is designated as a Limited Service Employee when hired.

2.14  LTD Recipient

"LTD Recipient" means a person who is receiving benefits (or would be entitled to receive benefits except for offsets) under the Kodak Pre-Flex Long-Term Disability Plan (Benefit Plan 1D.02) or the Kodak Long-Term Disability Plan (Benefit Plan 1D.04). LTD Recipients who retire under a Pension Plan shall be treated as Retirees (and not as LTD Recipients) for all purposes of the Plan.

2.15  Normal Retirement Age

"Normal Retirement Age" is 65 (60, in the case of Employees employed as aircraft pilots on their 60th birthdays).

2.16  Normal Retirement Date

"Normal Retirement Date" is the first day of the calendar month immediately following an Employee's or Disabled Person's 65th birthday (60th birthday, in the case of an Employee employed as an aircraft pilot).

2.17  Plan

"Plan" means this Supplementary Group Life Insurance.

2.18  Plan Administrator

"Plan Administrator" is the person authorized to control and manage the operation and administration of the SGLI Plan. The current Plan Administrator, who is also the "named fiduciary" as defined in the Employee Retirement Income Security Act (ERISA), is the Director, Employee Benefits, Eastman Kodak Company.

2.19  Regular Full-Time Employee

"Regular Full-Time Employee" is an Employee who does not fall into another employment classification and who works a schedule of:

       - 40 or more hours per week (shorter time periods pursuant to local custom, where required by law, by Company needs, or by the Employee's health); or

       - Alternative work schedules such as alternating 36 and 48 hour workweeks comprised of 12-hour days.

2.20  Regular Part-Time Employee

"Regular Part-Time Employee" is an Employee who does not fall into another employment classification and who works a regular schedule of less than 40 hours per week.

2.21  Retiree

"Retiree" means a former employee who, at the time of his termination of employment with the Company qualifies for an early or normal retirement benefit under a pension plan of the Company, whether or not he elects to receive such benefits, except that an LTD Recipient is not a Retiree. The term "pension plan of the Company" as used in the previous sentence means the Kodak Retirement Income Plan (Benefit Plan No. 1R.01) or other retirement plan of the Company that is a defined-benefit pension plan intended to be qualified under Section 401 of the Internal Revenue Code.

2.22  Service, Continuous Service, Adjusted Service

"Service," as used in this Plan, means the elapsed days, months, and years since the Employee's Adjusted Employment Date.

"Continuous Service" is the period of elapsed days, months, and years of Service which has not been interrupted since the Employee's Current Employment Date, including but not limited to Service with an Affiliate recognized by Kodak. The resumption of employment immediately following a Leave of Absence, military service, or the College Cooperative Intern program means that Continuous Service has not been interrupted.

"Adjusted Service" is the aggregate of days, months, and years of Service credit resulting from the linkage of the current span of employment with one or more spans of prior Service which have qualified for reinstatement. (Thirty days equate to one month; twelve months equate to one year.) The qualification for Service reinstatement is established by the leaving reason assigned to the prior Service span. Within the controlled group of Kodak corporations, Adjusted Service includes any service recognized by any affiliated company unless preempted by contractual agreements.

Furthermore, Service of certain Employees will be adjusted as indicated in Appendix A.

Note that each Employee who was an active employee of Wilson & Geo. Meyer & Co. on the day before the date he or she became an Employee, will be credited with Service as though such person had been an Employee during the entire period of his or her employment with Wilson & Geo. Meyer & Co.

2.23  Special Program Employee

"Special Program Employee" includes the following:

       1) High School Co-op. A "High School Co-op" is a high school senior working a part-time schedule (normally 20 hours per week, but more hours may be worked during vacation or school breaks, following graduation, or where school conditions permit). A High School Co-op is limited to 9 months of employment (a school year) except where 12 months is needed in special situations.

       2) High School Intern. A "High School Intern" is a high school student working a full-time schedule during summer vacations (including the summer immediately following graduation), and is generally limited to 8 weeks of employment.

       3) General Summer Employee. A "General Summer Employee" is a person hired on a full-time or part-time basis for the summer following the completion of at least one year of college. Employment of any individual as a General Summer Employee is limited to two summers.

       4) EK Scholar. An "EK Scholar" is a two-year or four-year college student employed on a full-time basis during the summer or a school break whose tuition, housing, and miscellaneous expenses may be paid for by Kodak.

       5) PRIS2M. A "PRIS2M" is a third- or fourth-year high school student with a mathematics and science major, who generally works a part-time schedule (usually for 8 weeks).

       6) Summer (College) Intern. A "Summer (College) Intern" is a college student pursuing studies of interest to Kodak, who generally works a full-time schedule during the summer.

       7) Teacher Intern. A "Teacher Intern" is a high school or college teacher hired on a full-time basis, generally for a minimum of 10 weeks up to the length of the summer break.

       8) DP2 Intern. A "DP2 Intern" is a disabled person working full time in a 10-week training program.

2.24  Spouse

"Spouse" means that person who is married to the Subscriber under the applicable law of the State in which the Subscriber resides.

2.25  Subscriber

"Subscriber" is an Employee or former Employee who is covered under the SGLI Plan.

2.26  Supplementary Employee

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

2.27  Supplementary Group Life Insurance (or "SGLI")

"Supplementary Group Life Insurance" (or "SGLI") means this Kodak
Supplementary Group Life Insurance Plan (Benefit Plan No. 1I.03), as it may be amended.


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

       b) LTD Recipients. LTD Recipients who were covered under the SGLI Plan on the effective date of their disability and have been covered on a continuous basis since that date.

       c) Retirees. Retirees who were covered under the SGLI Plan on a continuous basis since the date which they first became eligible for coverage through their effective date of retirement. However, anyone who was a Key Employee on or after January 1, 1984, and who was not age 55 or older on that date may not participate in the SGLI Plan after December 31, 1986.


4.   AMOUNT OF COVERAGE AND COST

4.1  Coverage for Employees and LTD Recipients

The amount of SGLI for a covered Employee is 2.0 times his IASR. The amount of coverage for any covered Employee will never be reduced except in the case of a decrease in IASR because of a general wage decrease.

If a covered Employee becomes an LTD Recipient, the amount of coverage in force immediately before the effective date of disability will be continued for the duration of the disability.

4.2  Coverage for Retirees

If a Subscriber becomes a Retiree prior to age 65 following the completion of 10 or more years of service, SGLI coverage will be continued in full through age 65. The coverage in effect at age 65 will be reduced in five equal decrements on the first of the month following each of the Retiree's 66th through 70th birthdays.

The amount of the reduction varies according to the Retiree's years of service. The level of coverage at age 70 and later is expressed as a percentage of the coverage in effect at age 65 as shown in the following table:

                                 Coverage at Age 70
                                 as a Percentage of
  Years of Service               Coverage at Age 65*

          10                                 25%
          11                                 27 1/2%
          12                                 30%
          13                                 32 1/2%
          14                                 35%
          15                                 37 1/2%
          16                                 40%
          17                                 42 1/2%
          18                                 45%
          19                                 47 1/2%
          20 or more                         50%


   *Coverage in retirement will be based on the higher of:

      (1) the amount of coverage at age 65, or
      (2) the amount of coverage at retirement.

     The higher of these two amounts will be multiplied by the appropriate percentage from this column (the percentage used is that corresponding to the Subscriber's years of service, prorated for partial years).

If retirement occurs at or before age 65 following the completion of 10 or more years of Service, beginning at age 66 the SGLI coverage will be reduced each year in five equal decrements so that coverage at age 70 will be as described in the above table.

If retirement occurs after age 65 following the completion of at least 10 but less than 20 years of Service, effective as of the date of retirement the SGLI coverage will be reduced to the level which would then have been in effect had retirement occurred at age 65.

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

         Ages             Level Available

          66              1.80 Times IASR
          67              1.60   "     "
          68              1.40   "     "
          69              1.20   "     "
          70 & Over       1.00   "     "

A Retiree with at least 5 but fewer than 10 years of Service as of the date of retirement, the coverage will be reduced to $1,000 upon retirement; for those with fewer than 5 years of Service, the coverage will be reduced to $500 upon retirement.

Coverage will end upon retirement if it has not been maintained continuously since the date on which the Subscriber first became eligible for coverage as an Employee.

4.3  Cost

SGLI is noncontributory for Retirees, LTD Recipients and, in some cases, for eligible Employees as specified in Section 10.1.

4.4  Contribution Rate for Employees

For Subscriber/Employees (other than those specified in Section 10.1) who are age 60 or older, and for covered Subscriber/Key Employees, regardless of age, the monthly cost of SGLI is 60 cents per $1,000 of coverage. For other covered Employees under age 60, the monthly cost of SGLI is 38 cents per $1,000 of coverage.

Contributions for a year are based on the Employee's IASR as of July 1 of the prior year. (January 1 of the current year for Caribbean Employees), and age as of January 1 of the current year.

4.5  IASR Used to Calculate Benefit

IASR used to calculate the benefit shall be the greater of:

       a)  IASR calculated as of the date of death; or

       b)  the applicable of the following:

           (1) IASR calculated as of the later of: (A) July 1 immediately prior to the start of the Plan Year in which death occurs, or (B) the date the Subscriber becomes eligible for the coverage.

           (2) in the case of a Subscriber who is on educational
               Leave of Absence, IASR used to calculate total
               Company and Subscriber contributions for the coverage in effect as of the day immediately preceding the first day of the educational Leave of Absence.

           (3) in the case of a Subscriber who is a Retiree or LTD Recipient, the greater of: (A) IASR as of the date such person became a Retiree or LTD Recipient (whichever is applicable), or (B) IASR as of July 1 immediately prior to the commencement of the Plan Year in which such date occurs.


5.   BENEFICIARIES

5.1  Beneficiaries

A Subscriber may name beneficiaries for Plan benefits. Unless the Subscriber designates otherwise, beneficiaries under the applicable company-sponsored life insurance plan named below will also be the designated beneficiaries under this Plan: Kodak Life Insurance Plan (Benefit Plan No. 1I.06); Family Protection Program (Benefit Plan 1I.01) (basic life insurance benefit); and, Kodak Group Life Insurance Plan (Benefit Plan No. 1I.04).

The Subscriber can name one or more primary beneficiaries plus one or more contingent beneficiaries. If a beneficiary dies before the Subscriber dies, the rights and interest of that beneficiary automatically terminate.

All beneficiary designations must be made on proper Company forms.

5.2  Changing a Beneficiary

A Subscriber can change his SGLI beneficiaries at any time without the consent of those beneficiaries. All notices of beneficiary change must be made on proper Company forms. When the notice of change is received by the Company, it will take effect on the date the notice was signed, whether or not the Subscriber is living at the time such notice is received. If the notice is not dated, it will take effect as of the date received by the Company. However, both the Company and the Insurance Company are discharged from liability if a previously named beneficiary is paid before the Company receives a change-of-beneficiary form.

5.3  If No Beneficiary is Named

       (a) Where There is No Assignment Under This Plan. Where a Subscriber has not made an assignment in accordance with
           Section 6, if there is no beneficiary, whether because there is no valid beneficiary designation in effect or because no designated beneficiary is living at the time of the Subscriber's death, payment of the benefit will be made:

           (1) To the Subscriber's surviving Spouse;

           (2) If no surviving Spouse, to the Subscriber's surviving children in equal shares;

           (3) If no surviving child, to the Subscriber's surviving parents in equal shares; and

           (4) If no surviving parent, to the Subscriber's estate.

       (b) Where There Is An Assignment Under This Plan. Where a Subscriber has made an assignment in accordance with
           Section 6, if there is no beneficiary, whether because there is no valid beneficiary designation in effect or because no designated beneficiary is living at the time of the Subscriber's death, payment of the benefit will be made to the assignee.


6.   IRREVOCABLE ASSIGNMENT

The Subscriber's rights of ownership in the SGLI coverage may be assigned to a natural person or a trust for any purpose except as security for a loan. An assignment must encompass all of the Subscriber's rights under the Plan with respect to the benefits assigned in a manner similar to assignment of an individual life insurance policy. The assignment must be irrevocable. The assignment will take effect when made on an approved form, properly completed and submitted to and approved by the Insurance Company.

An assignee shall have all the rights under the Plan with respect to the coverage assigned that were possessed by the Subscriber, including, without limitation, the right to make and change a beneficiary designation and the right to elect a benefit payment option. Although an assignee shall not have the right to increase assigned coverage, in the event coverage is increased, (e.g., as a result of an increase in the Subscriber's IASR), that increased coverage will be deemed to have been assigned.


7.   CONTRIBUTIONS

7.1  First and Last Contribution

Subscriber contributions required for SGLI are taken from the first full week of coverage through the end of the month in which coverage terminates or, where coverage changes from contributory to noncontributory, through the end of the final month of contributory coverage.

7.2  Contribution Changes:  IASR Initiated

       a) Caribbean Employees. For Subscribers who are Employees of Kodak Caribbean, Limited, a change in IASR effective on January 1 of a Plan Year will result in an immediate corresponding change in required contributions for Supplementary Group Life Insurance coverage. A change in IASR effective on any date after January 1 of a Plan Year will result in a corresponding change in required contributions for SGLI as of January 1 of the following Plan Year.

       b) Non-Caribbean Employees. For Subscribers who are Employees other than Employees of Kodak Caribbean, Limited, a change in IASR effective on July 1 will result in a change in required contributions for coverage effective January 1 of the following Plan Year. A change in IASR effective on any date after July 1 of a Plan Year will result in a corresponding change in required contributions for SGLI as of January 1 of the second following Plan Year.

       c) Change in Employment Classification. Notwithstanding the foregoing, a change in IASR of any Subscriber incident to a change in employment classification from part-time to full-time or from full-time to part-time will result in an immediate change in the required contributions for SGLI.

8.   CLAIMS AND PAYMENT OF BENEFITS

A claim must be filed on forms provided by the Insurance Company and be accompanied by a certified copy of a death certificate. Payment of Supplementary Group Life Insurance benefits shall be made to the beneficiary in the form of a lump-sum or such other form as may be made available by the Insurance Company provided however, that life insurance benefits under $10,000.00 shall be paid in lump-sum only. Any benefits payable to a minor shall be paid to the legal guardian of the minor's property.


9.   MAXIMUM BENEFITS

For subscribers to the Group Life Insurance/Survivor Benefit Insurance Plans, the combined maximum benefit payable under the Group Life Insurance Plan (Benefit Plan No. 1I.04), the Survivor Benefit Insurance Plan (Benefit Plan No. 1I.05), and SGLI is $1,000,000 with SGLI being limited to $500,000. If this combined maximum is reached, coverage is reduced in the following sequence:

       a)  Survivor Benefit Insurance
       b)  SGLI
       c)  Group Life Insurance

For subscribers to the Family Protection Program (FPP), the combined maximum benefit payable for FPP's basic and optional life insurance and SGLI is $3,000,000. If this combined maximum is reached, coverage is reduced in the following sequence:

       a)  FPP's optional life insurance
       b)  SGLI
       c)  FPP's basic life insurance


10.   COVERAGE -- CONTINUATION, TERMINATION, CONVERSION, ON
      RETURN TO WORK

10.1  Coverage Continuation

       a) Leave of Absence. Except in the case of an educational Leave of Absence, where a Leave of Absence is scheduled to last 6 months or less, the Subscriber's contributions will be paid by the Company and accumulated in arrears. That arrearage will be recouped when the Subscriber returns to work through increased withholdings at that time. The increase will not exceed 100% of the regular Subscriber contributions for the coverage. A Subscriber who does not return to the Company at the end of the Leave of Absence must reimburse the Company for any outstanding arrearage. If reimbursement is not made in a timely manner, the Company may exercise all the rights and remedies it has as a creditor.

           For an educational Leave of Absence of any length, and for any other Leave of Absence scheduled to last more than 6 months or which actually lasts beyond 6 months, the Subscriber shall be required to make direct periodic contributions to continue contributory coverage during the Leave of Absence. Where a Leave of Absence scheduled for less than 6 months extends beyond 6 months, the Subscriber shall be required to commence direct periodic contributions as of the earlier of (i) the date the Leave of Absence is rescheduled to exceed 6 months, or (ii) the date the Leave of Absence actually extends beyond 6 months. The direct
           Subscriber contributions shall be made at such times and in such manner as the Plan
           Administrator shall determine.

           The amount of contributions will change if SGLI contribution rates or Subscriber coverage levels (age-related) change during the Leave of Absence. Also, maximum levels of coverage will change on an age-related basis.

           If a Subscriber who carried SGLI coverage during a Leave of Absence fails to return to work when the Leave of Absence expires, coverage ends on the last day of the month in which the Leave of Absence expires. If, before the Leave of Absence expires, the Company receives notification that the Subscriber does not intend to return to work, coverage ends on the last day of the month in which such notification is received.

       b)  Layoff.  SGLI coverage continues, on a
           noncontributory basis, for four months after the end of the month of layoff, provided that the Subscriber is then eligible to receive benefits payable under the Termination
           Allowance Plan (Benefit Plan No. 1T.01).
           Coverage shall be at the level in effect as of the last day of the Subscriber's employment.
           If a Subscriber receiving SGLI coverage on a noncontributory basis following a layoff returns to work as a Supplementary Employee, the SGLI coverage will be continued on a noncontributory basis while the Subscriber is working as a Supplementary Employee but only for the period of time that such coverage would otherwise have been paid for by the Company had the Subscriber continued on layoff. If the Subscriber is otherwise reemployed by the Company, he shall forfeit continuation of coverage under this Section.

       c) Short-Term Disability. Where the employment of a Subscriber terminates upon the exhaustion of benefits payable under the Kodak Short-Term
           Disability Plan (Benefit Plan No. 1D.01) and the
           Subscriber does not qualify for benefits under the Kodak Long-Term Disability Plan (Benefit
           Plan No. 1D.04), SGLI coverage continues on a noncontributory basis until: (i) the last day of the calendar month in which the Subscriber is advised that long-term disability benefits are denied, or if the Subscriber is not so advised,
           (ii) the last day of the second calendar month following the month in which employment terminates. If the Subscriber is reemployed by the Company, he shall forfeit continuation of coverage under this Section.

       d) Retirement or Long-Term Disability. If a person was a Subscriber immediately before becoming a Retiree or an LTD Recipient, coverage continues as provided in Sections 4.1 and 4.2.

       e)  Termination Under Special Separation Plans.  The
           Company may, at its option, extend coverage on a noncontributory basis for eligible Employees whose employment terminates under any special separation plan, special early retirement plan, or special early retirement supplement plan. If a Subscriber receiving SGLI coverage on a noncontributory basis following termination under a special separation plan returns to work as a Supplementary Employee, the SGLI coverage will be continued on a noncontributory basis while the Subscriber is working as a Supplementary Employee but only for the period of time that such coverage would otherwise have been paid for by the Company under the terms of the special separation plan. If the Subscriber is otherwise reemployed by the Company, he shall forfeit continuation of coverage under this Section.

       f)  Divestiture.  Where the employment of a
           Subscriber is terminated by his or her Company due to a "divestiture," as defined in the Termination Allowance Plan (Benefit Plan No.
           1T.01), as it may be amended, (or "TAP") by such Company and the Subscriber is not offered a "comparable position," as defined in TAP, in the same geographic area by the acquirer, purchaser or other transferee of the division, business, function, facility, unit or group of assets sold or otherwise disposed of by way of the "divestiture," the SGLI coverage continues on a noncontributory basis for the two (2) months following the month in which employment terminates.

       g)  Completion of Supplementary or Special Program
           Employment. SGLI coverage continues, on a noncontributory basis, until the end of the month in which employment of a Supplementary
           Employee or Special Program Employee terminates.
           However, if a Subscriber other than a
           Supplementary Employee or Special Program
           Employee accepts a transfer to a position as a Supplementary Employee or Special Program
           Employee in lieu of layoff or termination under a special separation plan, he will have SGLI coverage on a noncontributory basis at the end of such employment for the period of time that such coverage would have been available had he been laid off or terminated under a special separation plan.

10.2  When Coverage Ends

SGLI coverage ends at midnight on the last day of the month in which the earliest of the following events occurs:

       a) The Company receives request from the Subscriber to discontinue SGLI coverage, or, if later, the date specified in such written, signed request.

       b)  Employment is terminated, except as specified in
           Section 10.1.

       c)  The date on which the group policy is discontinued.

       d) The Subscriber fails to make a required monthly contribution for contributory coverages.

       e) The Employee-Subscriber who has not maintained continuous coverage under SGLI becomes a Retiree.

10.3  Conversion Privilege

A conversion privilege is available for Supplementary Group
Life Insurance when coverage ceases or is reduced under the circumstances described below.

       a) Employment is Terminated. If employment terminates for any reason, coverage may be continued under an individual life insurance policy, without disability or accidental death benefits. The policy may be in any form customarily issued by the Insurance Company, except term insurance. A Subscriber may, however, elect a term insurance policy for a period of up to one year at which time the term insurance must be converted to another form customarily issued by the Insurance Company. The amount of such individual policy will be equal to (or at the Subscriber's option, less than) the amount of his coverage in effect on his employment termination date.

       b) The Group Policy or Eligibility is Terminated. If the group policy is terminated, or if the Subscriber is no longer a member of a classification that is eligible for such coverage, then a Subscriber may obtain an individual policy of life insurance from the Insurance Company, subject to the same terms and conditions as upon cessation of such coverage due to termination of employment. However, the amount of such individual policy will not exceed the amount of the coverage under the group policy on the date of cessation of such coverage, reduced by any amount of coverage for which he may be or may become eligible under any group policy issued or reinstated by the Insurance Company or any other insurer within 45 days after such cessation.

       c) Attainment of Certain Ages. If the amount of Subscriber's coverage is reduced, for any reason upon attainment of age 65 or later, by at least twenty percent (20%), the life insurance conversion privilege described above will be available to him on the date of the reduction. The twenty percent (20%) may be the result of one reduction or a series of smaller reductions. For any subsequent reduction in the amount of his coverage which is at least twenty percent (20%), the conversion privilege will again be available. The amount of any individual policy issued, as a result of any reduction, will not be more than the amount of the reduction. However, in the event that the Subscriber does not apply for that amount during the conversion period described below, he will not be able to apply for that amount during a later conversion period which may be available to him.

"Conversion periods" begin on the first day following the day on which coverage terminates or is reduced by at least twenty percent (20%) and end 31 days thereafter. If the Subscriber should die during a conversion period, the amount of his coverage will be payable to his beneficiary whether or not he applied for an individual policy.

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

10.4  Coverage on Return to Work After Termination or Leave of
      Absence

Continued participation in SGLI on reemployment, reinstatement
(including return from retirement or Long-Term Disability), or return from leave of absence is based on the following provisions:

       a) If a person was covered under the Plan continuously from the date of leaving to the date of return and meets the requirements of Article 3 at the time of returning, such coverage is continued upon return.

       b) If the person returns from a Leave of Absence which qualifies as protected leave under the Family and Medical Leave Act of 1993 before the protected term of such leave has expired, upon return to work without a termination of employment, the coverage shall be restored to the level that existed at the time the Leave of Absence began (subject to maximums set out in Article 4).

       c) In all other cases, this coverage is not available upon return to work.

10.5  Divestiture

Except to the extent expressly provided in Section 10.1(f), a Subscriber whose employment by his or her Company is terminated due to a "divestiture," as defined in the Termination Allowance Plan (Benefit Plan No. 1I.01) by such Company is no longer eligible for SGLI coverage and, therefore, his or her coverage(s) shall end as specified in Section 10.2.


11.   ADMINISTRATION AND GENERAL PROVISIONS

Whenever a covered Employee or covered Disabled Person retires, insurance certificates are provided describing the provisions that apply specifically to him.

11.1  Plan Amendment, Suspension, or Termination

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

11.2  Claims and Appeal Procedures

The claims and appeal procedures are described in the General
Administration section of You and Kodak.

11.3  Governing Law

This document shall be construed in accordance with the laws of New York State, except where the law of some other jurisdiction must be applied in respect of individual Subscribers or those claiming under or through them, and except as such laws are preempted by ERISA.

11.4  Gender and Number

Throughout this document, the masculine includes the feminine and the singular includes the plural unless the context indicates otherwise.

                                                              Exhibit (10) L.






KODAK EXCESS RETIREMENT INCOME PLAN






Approved November 20, 1975; Effective January 1, 1976

Amended September 12, 1980; Effective October 1, 1980

As Amended and Restated in its Entirety December 18, 1981;
   Effective January 1, 1981

As Amended and Restated in its Entirety December 11, 1987;
   Effective January 1, 1988

As Amended and Restated in its Entirety March 28, 1989;
   Effective January 1, 1989

As Amended and Restated in its Entirety July 27, 1990;
   Effective September 1, 1990

Amended December 13, 1990; Effective January 1, 1989

Amended December 13, 1990; Effective January 1, 1991

Amended December 20, 1991; Effective December 1, 1991

Amended December 29, 1995; Effective January 1, 1989

Amended December 29, 1995; Effective October 1, 1994

Amended December 29, 1995; Effective January 1, 1995

KODAK EXCESS RETIREMENT INCOME PLAN



TABLE OF CONTENTS



                                                          PAGE

ARTICLE ONE Purpose of Plan                                101

ARTICLE TWO Definitions                                    101

ARTICLE THREE Eligibility                                  101

ARTICLE FOUR Benefits                                      102

ARTICLE FIVE Administration                                103

ARTICLE SIX Amendment and Termination                      103

ARTICLE SEVEN Miscellaneous                                103

KODAK EXCESS RETIREMENT INCOME PLAN


ARTICLE ONE

Purpose of Plan

1.1 This Plan implements the intent of providing retirement benefits by means of both a funded and an unfunded plan. This Plan is an excess benefit plan as defined in section 3(36) of the Employee Retirement Income
Security Act of 1974 and is designed to provide retirement benefits payable out of the general assets of the Company where benefits cannot be paid under the Funded Plan because of Code section 415 and the provisions of the Funded Plan which implement such section.


ARTICLE TWO

Definitions

2.1 "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

2.2 "Company" shall mean Eastman Kodak Company, which effective October 1, 1994 shall include the Nano
Systems division, and any subsidiary and/or affiliated corporation which is a participating employer under the Funded Plan other than those covered by Appendix I of the Funded Plan, except where a specific reference is made to a particular corporation

2.3  "Effective Date" shall mean January 1, 1976.

2.4  "Employee" shall mean a participant in the Funded Plan.

2.5  "Funded Plan" shall mean the Kodak Retirement Income
Plan.

2.6  "KRIPCO" shall mean the Kodak Retirement Income Plan
Committee as described in the Funded Plan document.

2.7  "Plan" shall mean this Kodak Excess Retirement Income
Plan.


ARTICLE THREE

Eligibility

3.1 All Employees eligible to receive a benefit from the Funded Plan shall be eligible to receive a benefit under this Plan if their benefits cannot be fully provided by the Funded Plan due to the benefit limitations imposed by Code section 415.

ARTICLE FOUR

Benefits

4.1 Benefits due under this Plan shall be paid at such time or times following the Employee's termination of employment or death as the Company's Director of Compensation and Benefits, or his designee,or in his absence or personal involvement of such Director or designee, the Senior Vice President of Human Resources, may select, in his sole discretion, from among the options available under the Funded Plan.

4.2 The benefit payable under this Plan shall be the amount of the retirement income benefit to which an Employee would otherwise be entitled under the Funded Plan if the provisions of Code Section 415 as expressed in
Article 9 of the Funded Plan were disregarded, less the amount of the retirement income benefit to which the Employee is entitled under the Funded Plan.

The "retirement income benefit to which the Employee is entitled under the Funded Plan" generally means the benefits actually payable to an Employee under the Funded Plan; provided, however, that where the benefits actually payable to an Employee under the Funded Plan are reduced on account of a payment of all or a portion of an Employee's benefits to a third party on behalf of or with respect to an Employee (pursuant, for example, to a domestic relations order), the "retirement income benefit to which the Employee is entitled under the Funded Plan" shall be deemed to mean the benefit that would have been actually payable but for such payment to a third party.

4.3 If an Employee's benefit from the Funded Plan is subject to an actuarial reduction because of the time when payment commences, his benefit from this Plan shall also be actuarially reduced.

4.4 The benefits payable under this Plan shall be paid by the Company each year out of its general assets and shall not be otherwise funded.

4.5 If a Participant's benefit under this Plan is paid in a lump-sum and his benefit under the Funded Plan is paid in a form other than a lump-sum, the lump-sum benefit payable under this Plan shall be actuarially reduced to reflect the fact that the periodic benefit payable under the Funded Plan will be increased after the Annuity Starting Date to reflect postretirement cost-of-living increases made in accordance with Code section 415(d) and section 1.415(c)(2)(iii) of the Income Tax Regulations.

ARTICLE FIVE

Administration

5.1 This Plan shall be administered by KRIPCO in accordance with its terms and purposes.

5.2 KRIPCO shall have full discretionary authority to determine eligibility, to construe and interpret the terms of the Plan, including the power to remedy possible ambiguities, inconsistencies or omissions, or to determine the benefits due each Employee from this and the Funded Plan and shall cause them to be paid accordingly.

5.3 The decisions made by and the actions taken by KRIPCO in the administration of the Plan shall be final and conclusive on all persons, and the members of KRIPCO shall not be subject to individual liability with respect to this Plan.


ARTICLE SIX

Amendment and Termination

6.1 While the Company intends to maintain this Plan in conjunction with the Funded Plan for as long as necessary, the Company reserves the right to amend and/or terminate it at any time for whatever reasons it may deem advisable.

6.2 Notwithstanding the preceding Section, however, the Company hereby makes a contractual commitment to pay the benefits accrued under this Plan to the extent it is financially capable of meeting such obligation.


ARTICLE SEVEN

Miscellaneous

7.1 Nothing contained in this Plan shall be construed as a contract of employment between the Company and an Employee, or as a right of any Employee to be continued in the employment of the Company, or as a limitation of the right of the Company to discharge any of its Employees, with or without cause.

7.2  The benefits payable under this Plan are nonassignable.

7.3 This Plan shall be governed by the laws of the State of New York.

                                                             Exhibit (10) N.
CONTINENTAL INSURANCE

Group Excess Liability

Certificate of Insurance

COVERAGE CERTIFICATION

We have issued a Group Excess Liability Policy to your Sponsoring
Organization. The name of your Sponsoring Organization and Policy Number are shown in your Coverage Declarations. Subject to the terms, conditions and provisions of the Policy, we will provide the insurance described in this form.

REQUIRED PRIMARY INSURANCE

The coverage described in this form is excess over any other collectible insurance. For some of the coverages in this form you must maintain primary insurance in force in order to be fully covered. This is your Required Underlying Limit.

If you fail to maintain the Required Underlying Limit for primary insurance, and there is an occurrence that would have been covered by such insurance, your coverage will be limited as follows:

(1) for liability exposures that are specifically excluded unless covered by Required Underlying Limits, no coverage will apply.

(2) for all other covered liability exposures, you will be responsible for the amount of damages up to the applicable Minimum Required Underlying Limit of your required primary insurance. We will only pay amounts in excess of your required underlying limits and any other collectible insurance.

The types of insurance and minimum limits required are described in the Schedule of Required Underlying Limits below:

The Named Insured agrees to maintain during the term of the policy, at least the following underlying coverages and minimum required underlying limits for: Automobile Liability (Cars or Recreational Vehicles) and Comprehensive Personal Liability. If exposure exists, the Named Insured further agrees to maintain at least the following Minimum Required Underlying Limits for Watercraft and Employers Liability.

                   SCHEDULE OF REQUIRED UNDERLYING LIMITS


Exposures            Coverages              Minimum Required U/L Limit

Automobile           Bodily Injury             $250,000 Per Person,
                                               $500,000 Per Occurrence

(Cars and            Property Damage           $ 50,000 Per Occurrence
Recreational              -or-                 $300,000 Per Occurrence
Vehicles except      Combined Single Limit     ($325,000 in Texas)
 snowmobiles)

                     Combined Single Limit     $100,000 Per Occurrence
Homeowners           (Required for all
Personal Liability   property owned or
                     rented)

                     Bodily Injury/Property    $100,000 Per Occurrence
Watercraft           Damage or Combined
Liability            Single Limit

Employers Liability  Combined Single Limit     $100,000 Per Occurrence

Snowmobile           Bodily Injury             $100,000 Per Person,
Liability                                      $300,000 Per Occurrence
                     Property Damage or        $ 25,000 Per Occurrence
                     Combined Single Limit     $300,000 Per Occurrence

UM/UIM only when     Bodily Injury             $250,000 Per Person,
coverage is                                    $500,000 Per Occurrence
provided under       Property Damage           $ 50,000 Per Occurrence
the policy                 -or-                $300,000 Per Occurrence
                     Combined Single Limit     ($325,000 in Texas)

CONTINENTAL INSURANCE

GROUP EXCESS LIABILITY
CERTIFICATE OF INSURANCE
COVERAGE DECLARATIONS

Company                           Symbol    Policy Number

THE MAYFLOWER INSURANCE            GPE          002257
COMPANY, LTD.
Home Office:  111 Congressional Blvd., Carmel, IN  46032
Administrative Office:  180 Maiden Lane
                        New York, NY  10038

Named Insured


Sponsoring Organization (Name and Address)

Eastman Kodak Company
343 State Street
Rochester, NY  14650

Coverage Period

From:  January 1, 1996  to:  January 1, 1997

12:01 a.m. Standard Time at the Address of the Sponsoring
Organization as stated herein.

Limit of Liability

$5,000,000

        Note:  COVERAGE IS PROVIDED UNDER THIS POLICY FOR
              UNINSURED/UNDERINSURED MOTORISTS PROTECTION
                      (This is not a Policy)


Issue Date:  November 28, 1995
Authorized Signature                   /s/

                                                           Exhibit (10) O.









KODAK EXECUTIVE HEALTH MANAGEMENT PLAN


























EASTMAN KODAK COMPANY
Effective April 1, 1990 Amended
Effective December 7, 1990 Amended
Effective January 1, 1995

KODAK EXECUTIVE HEALTH MANAGEMENT PLAN January 1, 1995



TABLE OF CONTENTS



Article            Title                                  Page

1                  General                                 109

2                  Definitions                             109

3                  Operation of the Plan                   111

4                  Benefit                                 112

5                  Claims                                  112

6                  Funding                                 112

7                  Taxation                                113

8                  Continuation Coverage for Participants  113

9                  Miscellaneous                           115

Exhibit A          Authorization to Release Medical
                     Information                           117

ARTICLE 1.  GENERAL

1.01  Name

The name of the Plan is the Kodak Executive Health
Management Plan.

1.02  Purpose

The purpose of the Plan is to promote health risk identification, management, and modification among Senior Management Level Employees of the Company and its Subsidiaries by enabling certain members of them to obtain a medical evaluation and participate in a health education program from time to time for the benefit of the Company.

1.03  Effective Date

The effective date of the Plan is April 1, 1990.


ARTICLE 2.  DEFINITIONS

2.01  Benefit

"Benefit" means the following medical benefits which shall be provided to a Participant as a result of a contract entered into between the Company and the Provider: a comprehensive health evaluation performed by one of the Provider's senior board certified physicians, a medical evaluation report describing the results of such examination, a written assessment of health needs, a follow-up visit with the Provider to determine a Participant's progress with respect to the issues addressed in such written assessment, and a progress report describing the results of such follow-up visit. Any other medical care or service furnished to a Participant by the Provider shall be at the Participant's sole cost and expense.

2.02  Company

"Company" means Eastman Kodak Company.

2.03  Corporate Medical Director

"Corporate Medical Director" means the Corporate Medical
Director of the Company.

2.04  Employee

"Employee" is any person who is employed by the Company or a Subsidiary and is compensated for services in the form of a salary.

2.05  Participant

"Participant" means any Senior Management Level Employee designated by the Corporate Medical Director pursuant to
Section 3.01 hereof.

2.06  Plan

"Plan" means the Kodak Executive Health Management Plan.

2.07  Plan Administrator

"Plan Administrator" means the person authorized to control and manage the operation and administration of the Plan.
The Plan Administrator, who is also the named fiduciary as defined in the Employee Retirement Income Security Act of
1974 (ERISA), is the Director, Corporate Compensation and
Benefits, of the Company.

2.08  Plan Sponsor

"Plan Sponsor" means Eastman Kodak Company.

2.09  Plan Year

"Plan Year" means the calendar year, except that the 1990
Plan Year is April 1, 1990 to December 31, 1990.

2.10  Provider

"Provider" means the health care provider selected and contracted with by the Company for the purpose of providing the Benefit to a Participant.

2.11  Selection Period

"Selection Period" means a succession of days, as determined by the Plan Administrator, during which the Corporate
Medical Director shall determine which Senior Management
Level Employees shall be Participants for the Plan Year immediately following such Selection Period.

2.12  Senior Management Level Employee

"Senior Management Level Employee" means any Employee who has a wage grade of 56 or above or the equivalent thereof and/or is a corporate officer of the Company.

2.13  Subsidiary

"Subsidiary" means any corporation designated by the Plan
Administrator which is a U.S. corporation operating in the United States in which the Company, directly or indirectly, has an ownership interest of 80 percent or more.

ARTICLE 3.  OPERATION OF THE PLAN

3.01  Participation

During the Selection Period for a given Plan Year, the Corporate Medical Director shall select those Senior Management Level Employees who, in the opinion of the Corporate Medical Director, should participate in the Plan for such Plan Year. Upon the close of such Selection Period, but prior to the start of the Plan Year, the Corporate Medical Director shall submit a list of those Senior Management Level Employees who have been selected to participate in the Plan for such Plan Year to the Plan Administrator and notify each such Employee of his selection to participate in the Plan. However, any Senior Management Level Employee who is so selected to participate in the Plan, but terminates employment before the start of the Plan Year in which he is to participate, shall be ineligible to participate in the Plan. Furthermore, any Employee who is promoted to the status of a Senior Management Level Employee during or after the Selection Period for a given Plan Year shall not be selected to participate in the Plan for such Plan Year.

3.02  Duration

Coverage is effective on the first day of the Plan Year.
Subject to Article 8 hereof, a Participant remains a Participant under the Plan until the earliest of:

(a)  the last day of the Plan Year; or

(b)  Termination of the Plan.

ARTICLE 4.  BENEFIT

4.01  Plan Benefits

Subject to the fulfillment of the requirements specified in
Section 4.02 hereof, any Participant of the Plan during a given Plan Year shall be entitled to receive the Plan's
Benefits during such Plan Year. Plan Benefits, however, may also be carried over from one Plan Year to the immediately following Plan Year.

4.02  Authorization to Release Medical Information

As a precondition to receiving any Benefit under the Plan, a Participant shall be required to execute and deliver to the Company's Medical Department a written release in a form substantially similar to the one annexed hereto as Exhibit "A." Such release shall authorize the Provider to disclose and release to the Company's Medical Department and to the Participant's personal physician certain medical records and reports prepared by the Provider as a result of the Participant's receipt of the Plan's Benefits.


ARTICLE 5.  CLAIMS

5.01  Claims Procedure

Claims for Benefits under the Plan should be made by contacting the Corporate Medical Director. Once the Corporate Medical Director is so contacted, he will make arrangements to ensure that the Benefits are provided at times which are mutually convenient for both the Participant and the Provider. The Plan's appeal procedure is described in the General Information Section of You And Kodak.


ARTICLE 6.  FUNDING

6.01  Funding of Plan

Benefits under the Plan are to be funded out of general assets of the Company.

ARTICLE 7.  TAXATION

7.01  Tax Treatment of Participants

The cost of providing the Benefit to a Participant during a Plan Year shall be included in the Participant's taxable income for such Plan Year and be subject to all applicable federal, state, and local payroll taxes.


ARTICLE 8.  CONTINUATION COVERAGE FOR PARTICIPANTS

8.01  Background

If a Participant terminates employment for any reason (including retirement) other than by reason of his gross misconduct, he may elect to continue to be covered under the Plan for a period of up to 18 months following the date of his termination of employment (the "Continuation Period"), provided the requirements of this Article 8 are met.

8.02  Eligibility and Effective Dates

  (a) A Participant is eligible to continue coverage under the Plan provided all of the following requirements are satisfied:

       (i) The Participant has terminated his employment other than by reason of his gross misconduct;

       (ii)  The Participant returns to the Plan
             Administrator a written election form within 60 days after receipt of the election form or within 60 days after termination of employment, whichever is later; and

       (iii) The Participant pays the cost determined by the Company, within 45 days of his election to continue coverage.

  (b) If the conditions of subparagraph (a) above are satisfied, the Participant's continuation of coverage is effective as of the date of his termination of employment. If a Participant declines continuation coverage, he may not elect coverage at a later time.

8.03  Termination of Continuation Coverage

A Participant's continuation coverage terminates on the earliest of the following events:

  (a)  Failure to pay the cost of the coverage;

  (b) Obtaining coverage under any other group health plan which does not contain any exclusion or limitation with respect to any pre-existing condition of the Participant;

  (c)  Expiration of the "Continuation Period"; or

  (d)  Termination of the Plan.

8.04  Extension of Continuation Period

  (a) Notwithstanding anything contained in this Article 8 to the contrary, in case a Participant is determined, under Title II or XVI of the Social Security Act to have been disabled at the time of his termination of employment, he may elect to continue to be covered under the Plan for a period of up to 29 months following the date of his termination of employment, provided the following requirements, in addition to those specified in Section 8.02 hereof, are satisfied:

       (i) The Participant notifies the Plan Administrator of the determination with regard to his disability under Title II or XVI of the Social Security Act within 60 days after the date of such determination, but in no event later than 18 months following the date of his termination of employment;

       (ii) The Participant notifies the Plan Administrator within 30 days of the date of any final determination under such title or titles that he is no longer disabled;
             and

       (iii) The Participant pays the additional cost determined by the Company of providing the extension of such continuation coverage.

  (b) Coverage extended pursuant to subparagraph (a) above shall terminate in accordance with Section 8.03 hereof, except that the event specified in Section 8.03(c) shall be replaced by the following: the earlier of (i) expiration of the 29-month period commencing from the date of the Participant's termination of employment, and (ii) the later of (A) expiration of the "Continuation Period" and (B) the first day of the month that begins more than 30 days after the date of the final determination under Title II or XVI of the Social Security Act that the Participant is no longer disabled.

ARTICLE 9.  MISCELLANEOUS

9.01  Plan Amendment, Suspension, or Termination

The Company intends to continue the Plan indefinitely, but it assumes no contractual obligation to do so. Accordingly, the Company may amend, suspend, or terminate the Plan in whole or in part at any time.


9.02  Benefits are Not Assignable

The Benefits provided under the Plan are personal to the Participant and, therefore, may not be assigned or alienated. All attempted assignments or alienations of Benefits shall be null and void.

9.03  Plan Document Prevails

This document contains all of the operative provisions of the Plan. Any conflict between the provisions of this document and any other Company or Subsidiary document purporting to explain the rights, benefits, or obligations of the parties hereunder shall be resolved in favor of this Plan document.

9.04  Headings

The headings in the Plan are inserted for convenience of reference only and are not to be considered in construction of the provisions hereof.

9.05  Gender and Number

Throughout this Plan, the masculine gender shall include the feminine, and the single shall include the plural.

9.06  Governing Law

This document shall be construed in accordance with the laws of the State of New York, except as such laws are preempted by ERISA.

9.07  Plan Administration

The Plan Administrator shall administer the Plan in accordance with its terms and shall have all powers necessary to carry out the provisions of the Plan, except such powers as are specifically reserved to the Benefit Plans Committee or the Board of Directors of the Company. The Plan Administrator's powers include the power to make, publish, and apply those rules and regulations which he deems necessary, advisable, or appropriate to carry out the provisions of the Plan. The Plan Administrator may construe any ambiguous provisions of the Plan, correct any defect, supply any omission, or reconcile any inconsistency, in such manner and to such extent as the Plan Administrator, in his discretion, may determine; any such action by the Plan Administrator shall be binding and conclusive upon all Employees. The Plan Administrator may exercise discretion to the extent reasonably necessary to determine whether the Plan's requirements and conditions of participation, coverage, and benefits have been satisfied.

9.08  General Information

The Plan is sponsored and maintained on an uninsured basis by the Company, whose address is 343 State Street, Rochester, New York 14650. The Company's employer identification number, assigned by the Internal Revenue
Service, is 16-0417150, and the Plan number, assigned by the Company, is 521. By law, the Plan is classified as a welfare benefit plan.

The Plan Administrator, who is located at 343 State Street,
Rochester, New York 14650, telephone (716) 724-4800, is the agent for service of legal process.

                                  EXHIBIT "A"

                  AUTHORIZATION TO RELEASE MEDICAL INFORMATION


TO:  UNIVERSITY OF ROCHESTER
     601 Elmwood Avenue
     Rochester, New York  14642


Employee Data:

Name:
Insurance No.:
Physician's Name:
                         (hereinafter the "Physician")
Physician's Address:


1. I hereby irrevocably authorize the University of Rochester (hereinafter the "University") to disclose and release copies of the information specified below under the paragraph entitled "Information Requested" to the Medical Department of Eastman Kodak Company (hereinafter the "Medical Department") and, if so named above, my Physician. Disclosure of such information may be made by the University from time to time if and when the Medical Department or my Physician requests such information.

2. I also hereby irrevocably authorize the University to discuss with the Medical Department and, if so named above, my Physician, any or all of the information specified below under the paragraph entitled "Information Requested".

3. In addition, I hereby irrevocably authorize the University to permit the Medical Department and, if so named above, my Physician, to inspect and copy any or all of the information specified below under the paragraph entitled "Information Requested".


Information Requested

1. All records relating to the medical evaluation performed by the University (hereinafter the "Medical Evaluation") under the terms of an Agreement between the University and Eastman Kodak Company dated
        , 1990 (hereinafter the "Agreement"). The term Medical Evaluation as used herein shall include the "Entry Evaluation", the "Planned Health Promotion Program", and the "Follow-Up Visit" as those terms are used under the Agreement.

2. The results of all tests, evaluations, procedures, and examinations performed in connection with the Medical Evaluation.

3. All medical reports prepared in connection with or as a result of the Medical Evaluation.

4. An itemized statement detailing the services, tests, and procedures provided by the University during the Medical Evaluation and the costs thereof.

I understand that all the information specified under the paragraph entitled "Information Requested" which is disclosed by the Univesity to the Medical Department under this Authorization to Release Medical Information (hereinafter called the "Authorization") will be handled by the Medical Department confidentially and included in my Kodak medical records.

I have read the entire contents of the Authorization and consent to each of the authorizations made herein. I certify that such authorizations have been made voluntarily and acknowledge that they are irrevocable. I further understand that the effect of these authorizations is to waive on behalf of myself and any persons who may have an interest in this matter provisions of law relating to the disclosure of confidential medical information.

I understand that a copy of this Authorization will be given to me if I request it.




Employee's Signature                            Witness's Signature


Date:                                           Date:

                                                                Exhibit (11)

                 Eastman Kodak Company and Subsidiary Companies
                    Computation of Earnings Per Common Share
                                                  1995       1994        1993
                                                      (in millions, except
                                                       per share data)
PRIMARY:
Earnings from continuing operations
 before income taxes                            $1,926     $1,002     $ 1,077

Provision for income taxes from
 continuing operations                             674        448         433
                                                ------     ------      ------
Earnings from continuing operations
 before extraordinary items and cumulative
  effect of changes in accounting principle      1,252        554         644

Earnings (loss) from discontinued operations
 before cumulative effect of changes in
 accounting principle                                -        (81)         23

Gain on sale of discontinued operations              -        350           -
                                                ------     ------      ------
Earnings before extraordinary items and
 cumulative effect of changes in accounting
  principle                                      1,252        823         667

Extraordinary items                                  -       (266)        (14)
                                                ------     ------      ------
Earnings before cumulative effect of changes
 in accounting principle                         1,252        557         653
                                                ------     ------      ------
Cumulative effect of changes in accounting
 principle:
   Continuing operations                             -          -      (1,649)
   Discontinued operations                           -          -        (519)
                                                ------     ------      ------
Total cumulative effect of changes in
 accounting principle                                -          -      (2,168)
                                                ------     ------      ------
       NET EARNINGS (LOSS)                      $1,252     $  557     $(1,515)
                                                ======     ======      ======
Average number of common shares
 outstanding                                     341.5      335.7       328.3
                                                ------     ------      ------
Primary earnings per share from
 continuing operations before extraordinary
  items and cumulative effect of changes
   in accounting principle                       $3.67      $1.65      $ 1.95

Primary earnings (loss) per share from
 discontinued operations before cumulative
  effect of changes in accounting principle          -       (.25)        .07

Primary earnings per share from gain on sale
 of discontinued operations                          -       1.05           -
                                                 -----      -----       -----
Primary earnings per share before extraordinary
 items and cumulative effect of changes in
  accounting principle                            3.67       2.45        2.02

Extraordinary items                                  -       (.79)       (.04)
 -----                                           -----       -----
Primary earnings per share before cumulative
 effect of changes in accounting principle        3.67       1.66        1.98
                                                 -----      -----       -----
Cumulative effect of changes in accounting
 principle:
   Continuing operations                             -          -       (5.02)
   Discontinued operations                           -          -       (1.58)
                                                 -----      -----       -----
Total cumulative effect of changes in
 accounting principle                                -          -       (6.60)
                                                 -----      -----       -----
Primary earnings (loss) per share                $3.67      $1.66      $(4.62)
                                                 =====      =====       =====

                                                               Exhibit (12)

                         Eastman Kodak Company and Subsidiary Companies
                       Computation of Ratio of Earnings to Fixed Charges
                                (in millions, except for ratios)

                                    Year Ended December 31,



                            1995         1994         1993         1992         1991
Earnings (loss) from
 continuing operations
  before provision for
   income taxes           $1,926       $1,002       $1,077       $1,379       $ (151)
Add:
  Interest expense            78          535          753          825          848
  Interest component of
   rental expense (1)         63           66           80           76           80
  Amortization of
    capitalized interest      22           25           40           37           38
                          ------       ------       ------       ------       ------

    Earnings as adjusted  $2,089       $1,628       $1,950       $2,317       $  815
                          ======       ======       ======       ======       ======
Fixed charges
  Interest expense        $   78       $  535       $  753       $  825       $  848
  Interest component of
   rental expense (1)         63           66           80           76           80
  Capitalized interest        30           35           87           95          112
                          ------       ------       ------       ------       ------
    Total fixed charges   $  171       $  636       $  920       $  996       $1,040
                          ======       ======       ======       ======       ======
Ratio of earnings to
  fixed charges            12.2x         2.6x (2)     2.1x (3)     2.3x (4)        - (5)

(1) Interest component of rental expense is estimated to equal 1/3 of such expense, which is considered a reasonable approximation of the interest factor.

(2) The ratio is 3.1x before deducting restructuring costs of $340 million.

(3) The ratio is 2.6x before deducting restructuring costs of $495 million.

(4) The ratio is 2.5x before deducting restructuring costs of $219 million.

(5) Earnings are insufficient to cover fixed charges by $225 million due to the restructuring costs of $1,448 million.  The ratio is 2.2x before deducting the restructuring costs.

                                                               Exhibit (21)
Subsidiaries of Eastman Kodak Company

                                                     Organized
Companies Consolidated                             Under Laws of

Eastman Kodak Company                               New Jersey
  Eastman Kodak International
    Finance B.V.                                    Netherlands
  Eastman Kodak International
    Sales Corporation                               Barbados
  Torrey Pines Realty Company, Inc.                 Delaware
  The Image Bank, Inc.                              New York
  Cinesite, Inc.                                    Delaware
  FPC Inc.                                          California
  Qualex Inc.                                       Delaware
  Jamieson Film Company                             Delaware
  Eastman Gelatine Corporation                      Massachusetts
  Eastman Canada Inc.                               Canada
    Kodak Canada Inc.                               Canada
    Kodak (Export Sales) Ltd.                       Hong Kong
  Kodak Argentina S.A.I.C.                          Argentina
  Kodak Brasileira C.I.L.                           Brazil
  Kodak Chilena S.A.F.                              Chile
  Kodak Colombiana, Ltd.                            New York
  Kodak Panama, Ltd.                                New York
  Kodak Peruana, Ltd.                               New York
  Kodak Caribbean, Limited                          New York
  Kodak Uruguaya, Ltd.                              New York
  Kodak Venezuela, S.A.                             Venezuela
  Kodak (Near East), Inc.                           New York
  Kodak (Singapore) Pte. Limited                    Singapore
  Kodak Philippines, Ltd.                           New York
  Kodak Limited                                     England
    Cinesite (Europe) Limited                       England
    Kodak AO                                        Russia
    Kodak India Limited                             India
  Kodak Ireland Limited                             Ireland
  Kodak-Pathe SA                                    France
  Kodak A.G.                                        Germany
  Kodak Korea Limited                               South Korea
  Kodak Far East Purchasing, Inc.                   New York
  Kodak New Zealand Limited                         New Zealand
  Kodak (Australasia) Pty. Ltd.                     Australia
  Kodak (Kenya) Limited                             Kenya
  Kodak (Egypt) S.A.E.                              Egypt
  Kodak (Malaysia) S.B.                             Malaysia
  Kodak Taiwan Limited                              Taiwan
  Eastman Kodak International Capital
    Company, Inc.                                   Delaware
    Kodak de Mexico S.A. de C.V.                    Mexico
    N.V. Kodak S.A.                                 Belgium
    Kodak a.s.                                      Denmark
    Kodak Norge A/S                                 Norway
    Kodak SA                                        Switzerland
    Kodak (Far East) Limited                        Hong Kong
    Kodak (Thailand) Limited                        Thailand
    Eastman Kodak de Mexico, S.A. de C.V.           Mexico
      Kodak Mexicana S.A. de C.V.                   Mexico
      Industria Mexicana de Foto Copiadoras,
       S.A. de C.V.                                 Mexico
  Kodak G.m.b.H.                                    Austria
    Kodak Kft.                                      Hungary
  Kodak Oy                                          Finland
  Kodak Nederland B.V.                              Netherlands

                                                               Exhibit (21)
                                                               (Continued)
                                                  Organized
Companies Consolidated                           Under Laws of

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