Form 10-K/A
period 1995-12-31
EASTMAN KODAK CO
filed 1996-04-30
CIK 31235

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

                               AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report on Form 10-K for the year ended December 31, 1995 as set forth below:


The exhibit listed below and attached hereto is hereby added to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

     Exhibit

     (99) Eastman Kodak Employees' Savings and Investment Plan Annual Report on Form 11-K for the fiscal year ended December 30, 1995.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Eastman Kodak Company
                                                (Registrant)



                                             David J. FitzPatrick
                                             Vice President and Controller

Date:  April 30, 1996

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 11-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 30, 1995
                               -----------------

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

           EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

           INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBIT
                            DECEMBER 30, 1995


                                                      Page No.
(a)  Financial Statements

     Report of Independent Accountants                      3
     Statement of Net Assets                                4
     Statement of Changes in Net Assets                     5
     Notes to Financial Statements                        6-18

(b)  Schedules

       I.  Schedule of Investments                       19-36

      II.  Allocation of Net Assets to
             Investment Funds                            37-42

     III.  Allocation of Changes in Net
             Assets to Investment Funds                  43-49

(c)  Exhibit

     Consent of Independent Accountants                     50

<AUDIT-REPORT>
               REPORT OF INDEPENDENT ACCOUNTANTS






To the Savings and Investment
Plan Committee and the Participants of the Eastman Kodak Employees' Savings and Investment Plan


In our opinion, the financial statements and related schedules listed in the index appearing on page 2 of this Annual Report on Form 11-K present fairly, in all material respects, the net assets of the Eastman Kodak Employees' Savings and Investment Plan at December 30, 1995 and 1994, and the changes in net assets for each of the three fiscal years in the period ended December 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan Administrator; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Plan Administrator, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Rochester, New York
April 26, 1996
</AUDIT-REPORT>

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             STATEMENT OF NET ASSETS
                                  (in thousands)
                                                             December 30,
                                                       ----------------------
                                                       1995              1994
                                                       ----              ----
ASSETS
Investments at Fair Value:
     Eastman Kodak Company common stock             $  501,602        $  402,780
     Eastman Chemical Company common stock              40,174            24,319
     Other common stocks                               156,596           126,020
     Mutual funds                                      474,403           366,552
     Interest in common/collective
       trusts (pooled) funds                           132,721            93,546
     Short-term interest funds                           4,798             7,956
     Corporate debt instruments                             -                 41

Investments at Contract Value:
     Group annuity contracts                         3,305,515         3,021,859

Loans to participants                                   62,609            50,921
Employer contributions receivable                        3,600             3,548
Dividends and interest receivable                        3,576             3,893
Receivables for securities sold                          1,337             1,098
Miscellaneous receivable                                   139                -
Cash                                                        36                37
                                                    ----------        ----------

     Total assets (cost: 1995 - $4,396,944
                         1994 - $4,027,147)
                                                     4,687,106         4,102,570
                                                    ----------        ----------

LIABILITIES
Distributions payable to participants                   15,275            11,906
Distributions payable to successor plans               522,627           459,973
Payable for securities purchased                           700               696
Accrued expenses                                         3,201             1,873
                                                    ----------        ----------

     Total liabilities                                 541,803           474,448
                                                    ----------        ----------

     Net assets                                     $4,145,303        $3,628,122
                                                    ==========        ==========



                 (See accompanying notes to financial statements)

                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            STATEMENT OF CHANGES IN NET ASSETS
                                      (in thousands)
                                            For the year ended December 30,
                                      ----------------------------------------------
                                          1995              1994              1993
                                          ----              ----              ----
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                $   12,413        $   12,081        $   11,415
Dividends on Eastman Chemical
  Company common stock                       499               490                -
Other dividends                           13,641            13,666             5,833
Interest                                 272,618           261,888           258,608
Income from common/collective
  trusts (pooled) funds                      684               804             1,563
Miscellaneous income                           4                -                 -

Net realized and unrealized
  gains (losses) from investments        291,817            34,325           122,946

Employer contributions                   150,533           152,802           175,142
                                      ----------        ----------        ----------
     Total Additions                     742,209           476,056           575,507
                                      ----------        ----------        ----------

DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (155,879)         (153,825)         (118,320)

Distributions to successor plans         (62,655)         (459,973)               -

Administrative expenses                   (6,494)           (5,907)           (2,115)
                                      ----------        ----------        ----------
     Total Deductions                    225,028           619,705           120,435
                                      ----------        ----------        ----------

Increase (Decrease) in net assets        517,181          (143,649)          455,072

Net assets at beginning of year        3,628,122         3,771,771         3,316,699
                                      ----------        ----------        ----------

Net assets at end of year             $4,145,303        $3,628,122        $3,771,771
                                      ==========        ==========        ==========



                     (See accompanying notes to financial statements)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF PLAN

General

The Eastman Kodak Employees' Savings and Investment Plan (the Plan or SIP) is a defined contribution plan of a controlled group of corporations consisting of Eastman Kodak Company and certain United States subsidiaries operating in the United States (Kodak). Regular full-time, regular part-time, supplementary or conditional employees of these corporations are eligible to participate in the Plan. Limited service employees, co-ops and special program employees are not eligible. The Plan is subject to the Employee Retirement Income Security Act of 1974.

The Plan is administered by the Savings and Investment Plan Committee (SIPCO), which is the Plan Administrator and Named Fiduciary. The Trusts, forming part of the Plan, are administered by Boston Safe Deposit and Trust Company (Boston
Safe) and Fidelity Management Trust Company (the Plan Trustees).

Plan Amendments and Other Changes

Effective February 1, 1994, the Plan added three new funds, the Balanced Mutual Fund, the Large Stock Index Fund and the International Stock Fund. The Plan also renamed the existing funds as follows: the Kodak Stock Fund (formerly Fund A), the Smaller Stock Fund (formerly Fund B) and the Fixed Income Fund (formerly Fund D).

On December 31, 1993, Kodak spun off its worldwide chemical business, Eastman Chemical Company (ECC or Eastman). Subsequent to the spin-off, account balances of the ECC participants were liquidated and the proceeds invested in newly-created funds (7 different fund options) within the Plan that are managed by Fidelity Management Trust Company (Fidelity), the trustee and recordkeeper for ECC participants. Effective January 1, 1994, all salary deferrals of ECC participants have been contributed to the Eastman Investment Plan (EIP). The provisions of the Plan described below with respect to loans and distributions apply equally to the ECC participants in the Plan. Upon receiving determination letters from the IRS with respect to the SIP and EIP plans, the account balances of ECC participants will be transferred from SIP to EIP. See Federal Income Tax Status footnote. The balances of the ECC participants are reflected as a liability in the accompanying financial statements.

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

The Plan was amended in 1993 to provide for the payment of certain administrative expenses by the Trust, including fees for attorneys, accountants, investment advisors and the Plan Trustees.

Contributions

The Plan includes a salary reduction provision allowing eligible participants to defer up to 15% of qualifying compensation as defined in the Plan. The maximum deferral for a Plan year is limited to 15% of the aggregate of wage dividend and qualifying compensation, but not more than the statutory limit of $9,240 for calendar year 1995 ($9,240 and $8,994 for calendar years 1994 and 1993, respectively). Participants' salary deferrals are contributed to the Plan by Kodak on behalf of the participants. All contributions are immediately vested. Boston Safe will invest the amount contributed to the Plan into the investment funds described in the Investments footnote, as directed by the participant. Participants may make transfers among the funds once a month.

Loans

SIPCO may grant a loan to a participant provided that the aggregate of the participant's outstanding loans made after 1993 plus two times the participant's outstanding loans initiated before 1994 will not exceed the lesser of: 1) $50,000 less the highest outstanding loan balance during the previous 12 months, or 2) 50% of the current value of the participant's account. A new loan must be at least $1,000 and repaid within five years of the date of the loan. In accordance with the Plan provisions, the rate of interest is fixed at the discretion of SIPCO. Interest is charged at the lesser of the maximum legal rate or the prime rate.

Distributions

Distributions from the Plan are made under the following circumstances:

     1. No portion of an account may be withdrawn without the approval of SIPCO or its designee. Approval of hardship withdrawals will only be granted in order to meet obligations relating to the payment of substantial out-of-pocket medical (or dental) bills for the participant, the participant's spouse or any of the participant's dependents, the purchase or construction of a primary, single family residence, tuition, room and board or other post-secondary educational expenses, or payments to prevent eviction/foreclosure.

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

         Certain participants who separate from service with Kodak may elect to defer distributions from the Plan up to March 15 of the year after attaining age 70 1/2. This election is available to separated participants who at the time of separation either: a) have an account balance of more than $3,500, b) are age 65 or older, c) are age 55 or older with 10 or more years of Total Service as defined in the Kodak Retirement Income Plan, or d) as of December 31, 1995, had age and Total Service as defined in the Kodak Retirement Income Plan which, when added together, totaled at least 75.

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

NOTE 2:  SUMMARY OF ACCOUNTING POLICIES

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

Investment Valuation and Income Recognition

The group annuity contracts included in the Fixed Income Funds are valued at cost plus interest reinvested. American Institute of Certified Public Accountant's (AICPA's) Statement of Position (SOP) 94-4, "Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined-Contribution Pension Plans", which is effective for the plan year ended December 30, 1995, requires that guaranteed investment contracts be valued at cost plus interest reinvested if they are fully benefit responsive, as defined by SOP 94-4. SIPCO believes that the group annuity contracts held by the Plan are fully benefit responsive. In aggregate, the recorded value of the group annuity contracts approximates their fair value. Interest in common or collective trusts (pooled) funds reflect fair values as certified by the managers of such funds. Fair values of all other investments were based upon active market quotations at national exchanges, if available, at December 30, or, if not available, upon amounts believed by SIPCO to be realizable at that time.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Reclassifications

Certain reclassifications of December 30, 1994 and December 30, 1993 financial statement and related schedule amounts have been made to conform with the December 30, 1995 presentation.


NOTE 3:  INVESTMENTS

All contributions are paid to Boston Safe. No bond is furnished by the Plan Trustees in connection with the custody of security investments or other assets of the Plan.

The Plan Trustees are authorized to keep any portion of any of the foregoing funds in cash or liquid investments as they may deem advisable.

All dividends, interest or gains derived from investments in each Fund are reinvested in the respective Fund by the Plan Trustees.

Funds at Boston Safe

The Kodak Stock Fund consists primarily of Kodak stock. Purchases of Kodak stock are made throughout the year in a systematic manner. When Kodak spun off its worldwide chemical business on December 31, 1993, shareowners received one share of ECC for every four Kodak shares owned. In 1994, 1,279,321 shares of ECC stock were sold at an average price of $46.10 per share and the proceeds were used to acquire shares of Kodak stock.

The Smaller Stock Fund consists primarily of investments in U.S. stocks made through mutual funds, group trusts, or separate accounts, all of which are selected by an Investment Manager appointed by SIPCO.

The Fixed Income Fund's assets are invested primarily in contracts with insurance companies. Effective annual yields on these contracts ranged between 4.47% and 12.97% depending on the date of the contribution, transfer or rollover. The blended rate of return on the Fixed Income Fund was approximately 8.7% in 1995 (8.5% in 1994 and 9.3% in 1993).

The Balanced Mutual Fund is composed of a single mutual fund selected by SIPCO, the Fidelity Puritan Fund, which is a balanced fund that seeks current income consistent with preservation of capital by investing in a diversified portfolio of mainly high-dividend-paying common stocks, preferred stocks, and bonds of any quality.

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

The Fidelity Managed Income Portfolio is a fixed income fund consisting of investment contracts with one or more financial institutions that pay interest to the fund. The rate of interest paid to the fund will change from time to time as investment contracts mature and new contracts are purchased. Effective annual yields on these contracts ranged between 4.47% and 12.97% depending on the date of the contribution, transfer or rollover. The blending of earnings in the Fidelity Managed Income Portfolio produced an effective yield of approximately 8.51% in 1995 and 8.97% in 1994.

The Fidelity Fund seeks long-term capital growth and reasonable current income. It focuses investments on companies that the fund's manager believes are marked by solid balance sheets and good prospects for growth.
Investments will be diversified across a variety of market sectors.

The Fidelity Puritan Fund is a balanced fund that seeks current income consistent with preservation of capital by investing in a diversified portfolio of mainly high-dividend-paying common stocks, preferred stocks, and bonds of any quality.

The Fidelity Magellan Fund is a growth fund seeking long-term capital appreciation by investing in stocks, and corporate securities convertible into stocks, of domestic, multinational and foreign companies that the fund's manager believes offer potential for growth, which also leads to a correspondingly higher level of risk.

The Fidelity Contrafund is a growth fund seeking long-term capital appreciation by investing primarily in securities of companies believed by the fund's manager to be out of favor and undervalued.

The number of participants in each fund was as follows:

                                                        December 30,
                                                   ----------------------
                                                    1995            1994
                                                    ----            ----
Boston Safe Funds:
Kodak Stock Fund                                   28,744          25,250
Smaller Stock Fund                                 28,940          26,834
Fixed Income Fund                                  60,635          58,857
Balanced Mutual Fund                                9,019           6,140
Large Stock Index Fund                              7,874           3,938
International Stock Fund                            8,040           5,716

                                                        December 30,
                                                   ----------------------
                                                    1995            1994
                                                    ----            ----
Fidelity Funds:
Kodak Stock Fund                                    2,240           2,586
Eastman Stock Fund                                  2,778           2,567
Fidelity Managed Income Portfolio                  10,079          10,325
Fidelity Fund                                       1,965           2,119
Fidelity Puritan Fund                               2,581           2,888
Fidelity Magellan Fund                              4,239           4,664
Fidelity Contrafund                                 2,147           2,291

The total number of participants in the Plan was less than the sum of the number of participants shown above because many participants invest in more than one fund.

NOTE 4:  LOANS TO PARTICIPANTS

The Plan Trustees make loans to participants in accordance with Plan provisions. The Plan's receivable for loans made during 1995 and 1994 is recorded as an asset of a Loan Fund. The Plan's receivable for loans made prior to 1994 continues to be recorded as an asset of each of the funds from which the participants made the loan election. Loans made are accounted for as a transfer from the fund directed by the participant to the loan fund. The principal portion of loan repayments reduce the Loan Fund receivable. The principal and interest repaid are directed to funds to which the participant's current contributions are directed; the principal is accounted for as a transfer and the interest accounted for as income in the fund to which the participant's current contributions are directed. Loans cannot be made from the Fixed Income Funds.

Interest income earned on loans to participants for the fiscal years ended December 30 is:

                                           (in thousands)
                              1995               1994             1993
                             ------             ------           ------
Boston Safe Funds:
Kodak Stock Fund             $  564             $  666           $  793
Smaller Stock Fund              823              1,080            1,114
Fixed Income Fund             1,874                538               -
Balanced Mutual Fund             71                 21               -
Large Stock Index Fund           51                  9               -
International Stock Fund         42                 14               -
                             ------             ------           ------
Total                        $3,425             $2,328           $1,907
                             ======             ======           ======

                              1995               1994
                             ------             ------
Fidelity Funds:
Kodak Stock Fund             $    9             $   11
Eastman Stock Fund               27                 13
Fidelity Managed Income
  Portfolio                     310                179
Fidelity Fund                    14                  9
Fidelity Puritan Fund            28                 16
Fidelity Magellan Fund           61                 51
Fidelity Contrafund              22                 18
                             ------             ------
Total                        $  471             $  297
                             ======             ======

For purposes of Form 5500 the interest income shown above is included in interest from other loans.

NOTE 5:  NET REALIZED AND UNREALIZED GAINS (LOSSES) FROM INVESTMENTS

Components of net realized and unrealized gains (losses) from investments and proceeds from sales of investments for the fiscal years ended on December 30 are:
                                             (in thousands)

                          Realized      Unrealized      Net Realized
                           gains          gains        and Unrealized     Proceeds
                          (losses)       (losses)      gains (losses)       from
                            from           from             from          sales of
                         investments    investments      investments     investments
                         -----------    -----------    --------------    -----------
        1995

Boston Safe Eastman Kodak
  Company common stock     $17,500       $127,190         $144,690        $105,480
Fidelity Eastman Kodak
  Company common stock       4,880          2,352            7,232          26,772
Fidelity Eastman stock       4,553          2,102            6,655          89,992
Other securities            38,851         94,389          133,240         169,336
                           -------       --------         --------        --------
                           $65,784       $226,033         $291,817        $391,580
                           =======       ========         ========        ========

        1994

Boston Safe Eastman Kodak
  Company common stock     $19,846       $  2,845         $ 22,691        $ 25,142
Fidelity Eastman Kodak
  Company common stock       1,172          3,359            4,531          16,828
Fidelity Eastman stock         829          2,043            2,872          26,521
Other securities            20,730        (16,499)           4,231         724,197
                           -------       --------         --------        --------
                           $42,577       $ (8,252)        $ 34,325        $792,688
                           =======       ========         ========        ========

        1993

Eastman Kodak Company
  common stock             $22,537       $ 78,627         $101,164        $ 97,295
Other securities            13,039          8,743           21,782         244,948
                           -------       --------         --------        --------
                           $35,576       $ 87,370         $122,946        $342,243
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

NOTE 6:  UNIT VALUES AND PARTICIPANT UNITS
         (in thousands, except per unit data)

Following are the funds' month-end unit values and participants' units as calculated by the Trustees.
                Kodak              Smaller               Fixed              Balanced           Large Stock       International
              Stock Fund          Stock Fund          Income Fund         Mutual Fund          Index Fund         Stock Fund
           ----------------    ----------------    -----------------    ----------------    ----------------   ----------------
             Unit                Unit                Unit                 Unit                Unit               Unit
            Value    Units      Value    Units      Value     Units      Value    Units      Value    Units     Value    Units
            -----    -----      -----    -----      -----     -----      -----    -----      -----    -----     -----    -----
  1995
  ----
January    $15.0685  26,008    $17.2073  22,038    $13.0164  213,600    $ 9.7775  6,112     $10.2868  2,748    $ 9.1940  4,721
February    15.7864  25,165     17.7324  21,743     13.1009  214,881     10.0723  6,086      10.6743  2,806      9.0807  4,573
March       16.4715  24,234     18.1159  21,782     13.1944  217,663     10.3041  6,141      10.9885  3,056      9.4996  4,698
April       17.7611  23,160     18.4164  21,711     13.2854  218,367     10.5114  6,338      11.3028  3,274      9.7944  4,902
May         18.7554  23,702     18.8146  21,517     13.3800  217,214     10.7334  6,483      11.7387  3,462      9.8095  4,991
June        18.8246  24,672     19.3313  21,528     13.4718  215,772     10.8543  6,498      12.0151  3,641      9.7335  4,837
July        17.8873  25,487     20.0670  21,636     13.5671  213,797     11.2170  6,593      12.3953  4,013     10.3433  4,801
August      18.0442  25,566     20.4823  21,628     13.6630  213,204     11.2698  6,673      12.4269  4,145     10.1110  4,973
September   18.5041  24,993     20.9314  21,691     13.7564  213,433     11.4284  6,727      12.9388  4,248     10.2605  5,001
October     19.5477  24,123     20.2634  21,782     13.8526  213,496     11.2441  6,862      12.8935  4,760      9.9805  5,071
November    21.4281  23,091     20.9552  21,831     13.9463  213,978     11.6399  7,013      13.4240  5,203     10.1649  5,171
December    21.0227  23,837     21.3790  21,857     14.0432  211,742     11.9054  6,985      13.6526  5,437     10.4931  5,592

  1994
  ----
January    $13.1614  23,892    $17.5092  24,491    $11.9962  220,988    $10.0000  2,486     $10.0000    656    $10.0000  1,696
February    12.8902  23,857     17.3762  24,235     12.0620  218,291      9.9578  4,088       9.9858  1,186      9.9600  2,652
March       13.1532  23,957     16.7451  24,225     12.1353  219,121      9.6107  4,885       9.5378  1,587      9.5937  3,046
April       12.7038  24,583     16.9046  23,957     12.2135  217,556      9.7089  5,165       9.6417  1,750      9.8725  3,232
May         14.2177  24,264     16.8853  23,811     12.2969  217,333      9.7722  5,430       9.8061  1,887      9.8833  3,637
June        14.5874  24,425     16.5158  23,586     12.3827  217,050      9.6929  5,594       9.5626  2,037      9.7177  3,767
July        14.6618  24,794     17.0051  23,130     12.4725  216,857      9.9324  5,663       9.8681  2,105     10.0029  3,849
August      15.1800  24,902     17.6836  22,920     12.5628  216,300     10.2236  5,861      10.2698  2,185     10.3276  4,034
September   15.7718  23,896     17.4677  22,830     12.6508  217,032     10.0075  5,940      10.0253  2,314     10.0446  4,231
October     14.6868  25,141     17.6552  22,712     12.7422  214,944     10.1239  6,036      10.2448  2,447     10.2602  4,550
November    14.0218  26,744     16.9373  22,632     12.8314  212,291      9.8056  6,100       9.8789  2,574      9.7532  4,726
December    14.6890  26,409     17.1395  22,502     12.9232  212,737      9.8250  6,018      10.0300  2,623      9.6911  4,765

                                                                                                                         15
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit data)
                Kodak             Eastman        Fidelity Managed                          Fidelity          Fidelity
              Stock Fund         Stock Fund      Income Portfolio    Fidelity Fund       Puritan Fund      Magellan Fund
           ----------------   ----------------   ----------------   ----------------   ----------------   ----------------
             Unit               Unit               Unit               Unit               Unit               Unit
            Value    Units     Value    Units     Value     Units    Value    Units     Value    Units     Value    Units
            -----    -----     -----    -----     -----     -----    -----    -----     -----    -----     -----    -----
  1995
  ----
January    $11.21    1,720    $11.14    2,491     $1.00    281,150  $18.45     450     $14.74    1,102    $66.12     502
February    11.75    1,683     12.23    1,928      1.00    292,008   19.08     438      15.19    1,081     69.83     481
March       12.23    1,616     12.50    1,654      1.00    299,504   19.67     435      15.42    1,077     72.44     469
April       13.20    1,461     12.74    2,037      1.00    299,870   20.15     428      15.73    1,056     75.81     459
May         13.94    1,445     13.43    1,609      1.00    307,370   20.49     430      16.07    1,037     77.59     459
June        13.99    1,486     13.36    1,750      1.00    307,884   21.04     428      16.15    1,044     83.50     448
July        13.25    1,724     14.25    1,616      1.00    307,937   22.00     429      16.69    1,028     89.91     454
August      13.33    1,762     14.39    1,723      1.00    307,750   21.77     437      16.77    1,022     90.69     453
September   13.70    1,644     14.33    2,366      1.00    302,453   22.31     438      16.78    1,030     92.37     446
October     14.34    1,435     13.27    2,974      1.00    298,380   22.05     444      16.51    1,031     89.99     447
November    15.63    1,355     14.60    2,173      1.00    312,378   22.98     450      17.10    1,012     91.99     450
December    15.39    1,363     13.97    2,911      1.00    300,029   22.61     479      17.01    1,052     85.98     488



  1994
  ----
January    $ 9.84    2,611    $ 9.60      459     $1.00    261,294  $20.09     483     $16.45    1,193    $73.65     572
February     9.62    2,387      9.11      557      1.00    258,586   19.69     504      16.27    1,245     73.11     586
March        9.92    2,280      8.87      807      1.00    264,517   18.71     502      15.52    1,230     69.72     583
April        9.29    2,218      9.78      902      1.00    265,702   19.15     492      15.69    1,208     70.42     583
May         10.57    2,092     10.57      991      1.00    268,578   19.13     481      15.79    1,178     66.84     605
June        10.84    2,053     10.58    1,082      1.00    269,607   18.60     478      15.15    1,183     63.94     605
July        10.90    2,028     11.42    1,089      1.00    273,247   19.22     467      15.93    1,148     66.08     590
August      11.30    1,928     11.67    1,195      1.00    276,641   19.10     486      16.40    1,136     69.21     570
September   11.73    1,865     12.11    1,252      1.00    279,149   18.62     481      15.35    1,178     67.41     566
October     10.93    1,857     12.04    1,586      1.00    279,319   19.02     478      15.53    1,161     69.69     541
November    10.46    1,815     10.52    2,652      1.00    271,998   18.35     472      15.04    1,135     65.87     527
December    10.93    1,796     11.32    2,203      1.00    280,203   18.48     470      14.81    1,146     66.80     516

                                                                                                                         16
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit data)
               Fidelity
              Contrafund
           ----------------
             Unit
            Value    Units
            -----    -----
  1995
  ----
January    $29.79     454
February    30.99     444
March       32.12     432
April       33.57     429
May         34.38     420
June        36.56     416
July        39.36     424
August      39.88     427
September   40.61     426
October     39.87     433
November    40.92     437
December    38.02     486



  1994
  ----
January    $31.81     473
February    31.36     520
March       30.12     522
April       30.49     528
May         30.32     519
June        29.13     519
July        29.74     511
August      30.98     502
September   30.57     493
October     31.44     484
November    30.01     467
December    30.28     466

NOTE 7:  SIGNIFICANT INVESTMENTS

The following table represents investments having a value equal to or greater than 5% of net assets at December 30, 1995:
                                             (in thousands)

                                               Principal             Fair or
                           Maturity  Interest  Amount or             Contract
      Investment             Date      Rate     Shares      Cost       Value
      ----------           --------  --------  ---------    ----    ----------
  Eastman Kodak Company
    common stock             N/A        N/A       7,487   $309,491  $  501,602
  John Hancock Life Ins.
    GAC #4481              3/1/1999    8.84%   $330,555    330,555     330,555
  John Hancock Life Ins.
    GAC #5702              10/3/2002   10.1%   $238,705    238,705     238,705
                                                          --------  ----------
    TOTAL                                                 $878,751  $1,070,862
                                                          ========  ==========

NOTE 8:  FEDERAL INCOME TAX STATUS

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

NOTE 9:  RELATED PARTY TRANSACTIONS

Certain Plan investments are shares of mutual funds managed by Fidelity Investments. Fidelity Management Trust Company is the trustee for ECC participants; therefore, these transactions constitute related party transactions. Fees paid by the Plan to Fidelity Investments for management services amounted to $43,000 and $29,000 for the years ended December 30, 1995 and 1994, respectively.

NOTE 10:  COMMITMENTS

A portion of administrative expenses consist of fees for recordkeeping, trust, and investment management services provided to the Plan by various parties. The contracts under which these services are provided are long-term in nature, but can be cancelled by either party with advance notice. Such contracts contain both fixed- and activity-based variable fee structures.



* * * * *

                                                                 Schedule I

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            SCHEDULE OF INVESTMENTS
                               December 30, 1995
                                 (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
BOSTON SAFE FUNDS
  KODAK STOCK FUND

Eastman Kodak Company Common
  Stock                               7,176          $294,908        $480,795
                                                     ========        ========
Common/Collective Trust
  TBC Inc. Daily Liquidity Fund     $   119          $    119        $    119
                                                     ========        ========

  SMALLER STOCK FUND

Mutual Funds
  Acorn Fund Inc.                     2,617          $ 28,601        $ 35,595
  Babson Enterprises Fd Inc.          2,240            33,690          35,084
  CMC Small Cap                         614            35,229          37,787
  FPA Paramount Fd Inc.               1,874            25,495          27,691
  Lindner Dividend Fund Inc.          1,019            25,154          27,462
  Lindner Fund Inc.                   1,499            31,241          34,814
  Montgomery Small Cap Fund           2,022            28,096          36,964
  Mutual Qualified Income Fund          911            22,403          27,097
  Sequoia Fund Inc.                     499            25,738          38,985
                                                     --------        --------
  Total                                              $255,647        $301,479
                                                     ========        ========

Common Stocks
  ADC Telecommunications Inc.             3          $    103        $     95
  AES Corp.                              25               522             606
  AM Intl. Inc. New                      21               191             123
  Addington Res. Inc.                    19               295             279
  Adflex Solutions Inc.                   3                67              69
  Adobe Sys. Inc.                         2               100             112
  Airgas Inc.                             3                72              86
  Albany Intl. Corp. CL A                                  10               7
  Albemarle Corp.                         4                73              83
  Alberto Culver Co. CL A                 2                63              73
  Alco Std. Corp.                        32               952           1,465
  Alexander & Alexander Svcs. Inc.        7               165             125
  Alexander & Baldwin Inc.               64             1,669           1,472
  Allergan Inc.                           5               135             159
  Alltel Corp.                            5               122             139

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1995
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Aluminum Co. Amer.                      5               197             275
  Amerada Hess Corp.                      4               190             212
  America Online Inc. Del.                2                84              75
  American Express Co.                   40             1,066           1,655
  American Greetings Corp. CL A          26               780             721
  American Stores Co. New                43               911           1,145
  Amgen Inc.                              2                67              89
  Amphenol Corp. CL A                     3                79              65
  Amre Corp.                             17                66             254
  Anadarko Pete Corp.                    20               771           1,055
  Analogic Corp. Com. Par $0.05          19               348             351
  Arkansas Best Corp. Del.               22               208             173
  Atlantic Southeast Airls. Inc.          2                55              41
  Attwoods PLC Cont. Rts. to Pur. Adr.    4                 0               0
  Avon Prods. Inc.                        3               201             226
  Aydin Corp.                            10               142             150
  BHC Finl. Inc.                          3                58              58
  Baker Hughes Inc.                       6               117             134
  Baldwin Technology Inc. CL A           50               262             250
  Banctec Inc.                           15               285             281
  Bank New York Inc.                      5               216             258
  Banponce Corp. New                      3               118             128
  Banyan Sys. Inc.                       26               270             264
  Barnes & Noble Inc. Com.               37               868           1,073
  Baxter Int'l. Inc.                      4               136             163
  Bay Networks Inc.                       4               117             160
  Be Aerospace Inc.                      35               244             372
  Bear Stearns Cos. Inc.                 55               890           1,092
  Beckman Instrs. Inc. New                3                82              99
  Becton Dickinson & Co.                  3               179             232
  Bemis Inc.                             11               238             279
  Beneficial Corp.                        7               338             340
  Bergen Brunswig Corp. CL A              6               138             147
  Bindley Westn. Inds. Inc.              18               234             299
  Biogen Inc.                             3               136             191
  Black & Decker Corp.                    3                92              95
  Block Drug Inc. CL A                    4               109             122
  Block H & R Inc.                        4               180             162
  Boatmens Bancshares Inc.                4               163             176

                                                                   < PAGE> 21

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1995
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Body Shop International Ord. 5P        61               228             145
  Boston Acoustics Inc.                  59             1,036           1,416
  Boston Chicken Inc.                    38               674           1,221
  Boston Scientific Corp.                 4                36             174
  Brady W. H. Co.                         7               181             194
  Bridgeport Machs. Inc. Com.            11               111             235
  Brown Tom Inc. New                      9               118             134
  Brush Wellman Inc.                     11               173             186
  Burlington Coat Factory Whse. Corp.    24               302             245
  Burlington North Santa Fe Corp.         2               165             182
  CKE Restaurants Inc.                   12               102             197
  CMI Corp. Okla. CL A                   11                54              56
  CML Group Inc.                        130               983             649
  CUC Int'l. Inc.                        21               467             730
  Cablevision Sys. Corp. CL A             1                79              65
  Cabletron Sys. Inc.                     2               131             138
  California Microwave Inc.              13               217             213
  Cambrex Corp.                           5               105             203
  Camco Intl. Inc. Com.                  32               553             890
  Capstead Mtg. Corp.                     8               148             185
  Cardinal Health Inc.                    2                69              82
  Castle & Cooke Inc.                     1                13              17
  Catellus Dev. Corp.                    43               314             250
  Century Tel. Enterprises Inc.          29               773             914
  Ceridian Corp.                          3                97             103
  Champion Int'l. Corp.                   5               286             210
  Chart House Enterprises Inc.           10                60              57
  Charter One Finl. Inc.                  8               227             236
  Charter Pwr. Sys. Inc.                  8                79             218
  Chaus Bernard Inc.                     22                65              78
  Chock Full O Nuts Corp.                45               300             237
  Cincinnati Finl. Corp.                  1                70              85
  Cinergy Corp.                           7               177             208
  Cisco Sys. Inc.                         1                55              52
  Citicasters Inc. CL A                   3                65              81
  Claires Stores Inc.                    37               443             652
  Comcast Corp. CL A Spl.                 3                53              53
  Comdisco Inc.                           5               114             119
  Comerica Inc.                           4               135             156

                                                                   < PAGE> 22

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1995
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Commercial Fed. Corp.                   2                57              68
  Community Health Sys. Inc.              4               123             128
  Compression Labs Inc.                  36               343             222
  Computer Sciences Corp.                 3               158             197
  Computervision Corp. New               18                73             277
  Concurrent Computer Corp. New New      59               101              65
  Cone MLS Corp. N C                     57               805             636
  Consolidated Stores Corp.               5               112             108
  Control Data Sys. Inc.                 11               106             224
  Cooper Inds. Inc.                       4               149             136
  Cooper Tire & Rubr. Co.                29               738             721
  Cray Resh Inc.                         14               342             345
  Crestar Finl. Corp.                     3               143             160
  Crown Books Corp.                      13               203             157
  Crown Vantage Inc.                                        6               5
  Cummins Engine Inc.                     3               150             122
  Cypress Semiconductor Corp.             2                41              30
  DQE Inc.                                4                92             117
  DSC Communications Corp.                5               193             184
  DST Sys. Inc. Del.                      3                63              85
  Dana Corp.                              5               148             155
  Daniel Inds. Inc.                      22               271             318
  Danka Business Sys. PLC Sponsor ADR    49             1,041           1,798
  Darden Restaurants Inc.                12               134             141
  Data Gen. Corp.                        27               224             373
  Data I. O. Corp.                       15                48             103
  Dayton Hudson Corp.                     3               211             217
  Dean Foods Co.                          3                97              93
  Delta Air Lines Inc. Del.               4               341             324
  Delta Woodside Inds. Inc. New          18               192             120
  Dexter Corp.                           13               305             312
  Digital Equip. Corp.                    2                92             109
  Digital Microwave Corp.                27               317             270
  Dixie Yarns Inc.                       31               300             122
  Dole Food Inc.                          3                79             105
  Dollar Gen. Corp.                       4               123              79
  Dover Corp.                             5               175             170
  Dress Barn Inc.                        20               243             200
  Drew Inds. Inc. Com. New               11               103             155

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1995
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Durakon Inds. Inc.                     49               645             615
  Eastern Enterprises                     3               103             116
  Eastern Utils. Assoc.                   7               143             154
  Eaton Vance Corp. Non Vtg.             38             1,049           1,065
  Eckerd Corp. Del.                       3                97             129
  Electronics for Imaging Inc.            2                68              70
  Enhance Finl. Svcs. Group Inc.         14               264             367
  Enron Corp.                             2                84              92
  Entergy Corp. New                       3                83              85
  Equitable Cos. Inc.                     5               115             122
  Equitable Iowa Cos. New                 4               135             132
  Evans & Sutherland Computer            19               308             423
  Exabyte Corp.                          25               341             367
  Failure Group Inc.                     33               165             215
  Fansteel Inc. Del.                      5                35              34
  Federal Express Corp.                  23             1,387           1,699
  Federal Home LN Mtg. Corp. Common      35             2,143           2,914
  Federal Mogul Corp.                    15               274             294
  Federal Paper Brd. Inc.                 5               206             270
  Federated Dept. Stores Inc. Del.        8               217             226
  Ferro Corp.                            13               358             311
  Fifth Third Bancorp                     3               171             183
  First Bk. Sys. Inc.                     7               304             347
  First Chicago NBD Corp.                 9               290             336
  First Intst. Bancorp                    1               116             123
  First USA Inc.                          7               287             320
  Fiserv Inc.                            36               719           1,092
  Fleet Finl. Group Inc. New             10               320             395
  Flightsafety Int'l. Inc.                5               247             261
  Fluor Corp.                             5               267             304
  Foster L. B. Co. CL A                  38               141             162
  Franklin Quest Co.                      2                62              39
  Franklin Res. Inc.                     35             1,175           1,763
  Freeport-McMoran Copper & Gold
   Inc. CL A                              4                90             106
  Frontier Corp.                          9               222             273
  Frontier Ins. Group Inc. New            4               103             122
  Fuller H. B. Co.                        8               266             292
  Furon Co.                              17               300             332

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1995
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Gateway 2000 Inc.                       3                77              76
  Gaylord Container Corp. CL A          102               830             824
  Gaylord Entmt. Co. CL A                 5               125             133
  General Dynamics Corp.                  2                93             118
  General Host Corp.                     29               161             117
  General Mtrs. Corp. CL H                3               137             162
  Genesco Inc.                           42               171             146
  Genetech Inc. Spl.                      2               105             117
  Genuine Parts Co.                       5               172             193
  Gerber Scientific Inc.                 14               184             226
  Giant Cem. Hldg. Inc.                  20               234             235
  Giant Food Inc. CL A                    6               191             198
  Giant Group LTD                        20               140             183
  Gibson Greetings Inc.                  18               262             291
  Giddings & Lewis Inc. Wis.             20               333             333
  Glenayre Technologies Inc.              2               135             149
  Global Nat. Res. Inc.                  10                92             107
  Golden West Finl. Corp. Del.           25             1,083           1,354
  Goulds Pumps Inc.                       5               109             120
  Grace W. R. & Co.                       2               103              95
  Great Lakes Chem. Corp.                 2               142             151
  Great Westn. Finl. Corp.                8               177             206
  Greenpoint Finl. Corp.                  4               113             112
  Griffon Corp.                          32               257             288
  Grossmans Inc.                         41               113              46
  Groundwater Technology Inc.            21               294             287
  Gtech Hldgs. Corp.                     13               315             325
  Gundle/Slt. Environmental Inc.         45               316             253
  HBO & Co.                               1                64              69
  HFS Inc.                               15               404           1,210
  HUBCO Inc.                              4                69              84
  Haemonetics Corp. Mass.                 3                55              48
  Halliburton Co.                         3               107             147
  Harcourt Gen. Inc.                     30               972           1,235
  Harley Davidson Inc.                   20               508             572
  Harper Group Inc.                      16               247             277
  Harris Corp. Del.                       3               173             164
  Harsco Corp.                            4               235             244
  Hartmarx Corp.                         52               252             227

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1995
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Hasbro Inc.                            50             1,440           1,553
  Healthcare Compare Corp.                1                57              61
  Healthdyne Inc.                        13                35             113
  Healthdyne Info. Enterprises Inc.      13                25              30
  Healthsouth Corp.                       3                91              99
  Health Care & Retirement Corp. Del.     2                48              60
  Health Mgmt. Assoc. Inc. New CL A       8               170             219
  Health Sys. Int'l. Inc.                25               702             803
  Heilig Meyers Co.                      33               682             608
  Hercules Inc.                           1                63              68
  Heritage Media Corp. CL A New          19               362             484
  Hexcel Corp. New                       33               230             368
  Hilton Hotels Corp.                    22             1,426           1,353
  Home Shopping Network Inc.             30               262             266
  Home St. Hldgs. Inc. Com.              76             1,267             703
  Hooper Holmes Inc.                     23               189             186
  Horsham Corp. Sub. Vtg.               115             1,589           1,538
  Host Marriott Corp. Com.               37               401             483
  Houghton Mifflin Co.                    7               303             318
  Household Int'l. Inc.                   4               217             232
  Huffy Corp.                            18               283             185
  Hunt J. B. Trans. Svcs. Inc.            5                79              85
  Hurco Co.                              11                38              59
  Illinois Cent. Corp. Ser. A             5               179             173
  Illinova Corp.                          5               129             156
  Imo Inds. Inc.                         44               341             303
  Inco LTD                                3               111             110
  Information Res. Inc.                  15               163             189
  Ingersoll Rand Co.                      6               245             221
  Integrated Silicon Solution In.         2                57              32
  Inter Regl. Finl. Group Inc.           22               380             561
  Intergraph Corp.                       13               151             206
  Intertan Inc.                          42               301             306
  Intuit                                  2                86             156
  James Riv. Corp. VA                     4                95              89
  John Alden Finl. Corp.                  6               123             125
  John Nuveen Co. CL A                   53             1,225           1,304
  Jones Apparel Group Inc.               21               634             823
  K Swiss Inc. CL A                      62             1,033             669

                                                                   < PAGE> 26

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1995
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Kaman Corp. CL A                       30               297             334
  Kaneb Svcs. Inc.                       79               263             178
  Kansas City Southn. Inds. Inc.         34             1,244           1,556
  Kellwood Co.                            4                74              79
  Kemet Corp. Com.                        2                55              38
  Kerr McGee Corp.                        2               104             121
  Knight Ridder Inc.                     26             1,508           1,625
  LCI International Inc.                 49               472           1,000
  LDI Corp.                              24               153              58
  LSI Logic Corp.                         2                88              62
  Lafarge Corp.                           3                78              63
  Lamson & Sessions Co.                  34               235             265
  Lear Seating Corp.                      4               110             119
  Learonal Inc.                           8               124             184
  Legg Mason Inc.                         4               115             116
  Leggett & Platt Inc.                    6               133             141
  Lennar Corp.                           26               610             652
  Leslie Bldg. Prods. Inc.               22                27              51
  Leslie's Poolmart                      95             1,080           1,326
  Liberty Financial Companies            10               274             306
  Life Re. Corp.                         14               221             340
  Lillian Vernon Corp.                   27               517             364
  Lincare Holdings Inc.                   2                69              60
  Little Switz Inc.                      37               254             143
  Litton Inds. Inc.                       2                88             102
  Long Island Bancorp Inc.               11               203             277
  Loral Corp.                             4               108             145
  Louisiana Pac. Corp.                    2                55              56
  Lufkin Inds. Inc.                      15               257             339
  MCN Corp.                              12               238             286
  MGIC Invt. Corp. WIS                    2                85              81
  Mac Frugals Bargains Close Outs
   Inc.                                  96             1,363           1,350
  Macneal Schwendler Corp.               23               271             366
  Magna Intl. Class A                     2                80              78
  Magnetek Inc.                          66               996             533
  Marriott Intl. Inc.                    23               696             861
  Masco Corp.                             9               257             295
  Matrix Svc. Co.                        36               278             151

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1995
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  McClatchy Newspapers Inc. CL A         14               313             323
  Mead Corp.                              4               224             193
  Measurex Corp.                          7               144             203
  Medaphis Corp.                          4                91             137
  Media Gen. Inc. CL A                   10               276             304
  Mellon Bk. Corp.                       37             1,337           1,989
  Meredith Corp.                          8               209             348
  Michael Anthony Jewelers Inc.         103               556             270
  Micro Whse. Inc. Com.                   1                69              61
  Miller Herman Inc.                     12               275             360
  Minerais Technologies Inc.             39             1,109           1,434
  Mitchell Energy & Dev. Corp. CL B      13               228             240
  Molex Inc. CL A                         4               130             127
  Montana Pwr. Co.                        5               108             111
  Moore Med. Corp.                       12               140             126
  NAC Re. Corp.                           3                85              94
  NIPSCO Inds. Inc.                       4               131             153
  NS Group Inc.                           9                59              23
  Nabisco Hldgs. Corp.                    3                93             108
  Nalco Chem. Co.                         5               183             148
  Nashua Corp.                           15               348             204
  National City Corp.                     3                85              89
  National Picture & Frame Co.           61               587             566
  National Semiconductor Corp.            5               151             111
  Newell Co.                             18               371             458
  Newmont Mng. Corp.                      7               290             309
  Nine West Group Inc.                    6               238             240
  Nokia Corp. ADR                         1                76              43
  Noodle Kidoddle Inc.                    8                53             108
  Nordstrom Inc.                         12               490             490
  Northrop Grumman Corp.                  3               155             179
  Novacare Inc.                          32               277             166
  Novell Inc.                             7               143              97
  Nynex Corp.                             1                58              65
  OHM Corp.                              33               339             244
  OMI Corp.                              25               132             163
  Occidental Pete Corp.                   3                59              53
  Officemax Inc.                          4                78              87
  Ogden Corp.                             9               196             182

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1995
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Old Republic Int'l. Corp.               5               133             178
  Omnicom Group                           9               281             343
  Optical Coating Lab Inc.               21               151             231
  Outboard Marine Corp.                  16               327             334
  Oxford Health Plans Inc.                2                94             133
  PMI Group Inc.                          3                92             122
  Paccar Inc.                             2               106              84
  Pacific Enterprises                    19               448             528
  Paine Webber Group Inc.                94             1,665           1,880
  Panhandle Eastn. Corp.                  3                86              92
  Parker & Parsley Pete Co. Del.          7               140             156
  Parker Hannifin Corp.                   4               132             137
  Peoples Heritage Finl. Group Inc.       4                73              96
  Peoplesoft Inc.                         3                83             112
  Perini Corp.                           14               150             116
  Petroleum Geo-Svcs. A/S Sponsored
   ADR                                   41               691           1,035
  Pharmacia & Upjohn Inc.                 2                56              62
  Pier 1 Imports Inc.                    20               186             227
  Pinkertons Inc. New                    14               226             265
  Pinnacle West Cap. Corp.                5               128             155
  Pioneer Hi Bred Int'l.                  5               204             250
  Piper Jaffray Inc.                      5                82              73
  Pittston Brink's Group Com.             4               106             135
  Policy Mgmt. Sys. Corp.                 2                87              81
  Portec Inc.                            13               154             125
  Praxair Inc.                            7               192             239
  Price/Costco Inc.                       8               139             119
  Pride Pete Svcs. Inc.                  31               155             325
  Primesource Corp.                      18               216              98
  Progressive Corp. Ohio                 18               623             860
  Providian Corp.                         8               301             326
  Quaker Chem. Corp.                     13               169             174
  Quaker Oats Co.                        40             1,253           1,380
  Quaker St. Corp.                       19               264             241
  Questar Corp.                           4               114             137
  Quick & Reilly Group Inc.               3                87              68
  Quixote Corp.                          62               650             481

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1995
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Ralston Purina Co-Ralston Purina
   Group                                 33             1,344           2,058
  Raymond James Finl. Inc.                                  4               4
  Reebok Intl. LTD                       21               701             596
  Reliastar Finl. Corp.                   4               108             195
  Revco D. S. Inc. New                    5                95             127
  Rexene Corp. New                       19               210             207
  Reynolds & Reynolds CL A               10               379             389
  Reynolds Metals Co.                     2                93             108
  Richardson Electrs. LTD                30               140             323
  Robbins & Myers Inc.                    4                75             126
  Rohm & Haas Co.                         2               112             122
  Roper Inds. Inc. New                   10               365             349
  Rubbermaid Inc.                         6               162             150
  Russ Berrie & Co. Inc.                 77             1,115             970
  Rykoff S. E. & Co.                     15               251             263
  SGS-Thomson Microelectronics
   SHS-N. Y. Registry                     1                55              44
  SPS Technologies Inc.                  10               233             534
  Safeway Inc. New                        4               144             201
  St. Jude Med. Inc.                      6               221             264
  Santa Fe Energy Res.                   26               235             245
  Schawk Inc. CL A                       31               274             202
  Scherer R. P. Corp. Del.               13               491             614
  Schering Plough Corp.                   1                38              38
  Scholastic Corp.                       15               578           1,166
  Schulman A. Inc.                       13               350             298
  Scotts Co. CL A                        34               609             653
  Scripps E. W. Co. CL A                  6               185             228
  Sea Containers LTD CL A                10               156             181
  Seacor Holdings Inc.                    6               139             154
  Seagram LTD                            10               267             338
  Selective Ins. Grp. Inc.                4               137             146
  Sensormatic Electrs. Corp.             31               973             546
  Shaw Group Inc.                        21               190             184
  Sherwin Williams Co.                    3               108             118
  Sigma Aldrich Corp.                     3               137             139
  Silicon Valley Bancshares               8                77             194
  Silicon Valley Group                    2                73              43

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1995
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Skywest Inc.                           26               357             328
  Software Pubg. Corp.                   31               162             103
  Southwest Airls. Co.                    6               116             131
  Spacelabs Med. Inc.                    11               306             328
  Spelling Entmt. Group Inc.             27               257             343
  Sphere Drake Holdings LTD Shs.         13               186             186
  Standard Fed. Bancorpation Inc.        12               426             473
  Stanhome Inc. Vtg.                     36             1,220           1,054
  Stewart Enterprises Inc. CL A          14               344             533
  Stratus Computer Inc.                   9               239             322
  Sun Microsystems Inc.                   5               131             210
  Sunbeam Corp.                           8               129             124
  Sundstrand Corp.                        3               166             197
  Sunglass Hut Int'l Inc.                 3                76              64
  Sungard Data Sys. Inc.                  4               106             105
  Swift Energy Co.                       10               120             125
  Sybron Chem. Inc.                      18               340             197
  Sybron Int'l. Corp.                    17               317             411
  Symantec Corp.                          3                78              70
  TCA Cable TV Inc.                      38               984           1,047
  TIG Hldgs. Inc.                        32               678             909
  Talbots Inc.                            3               136              98
  Tandycrafts Inc.                       37               312             293
  Tech. Data Corp.                       19               259             290
  Telco Sys. Inc.                        10               104             108
  Tele Danmark A/S Sponsored ADR
   Repstg. CL B Shs.                      4                92              97
  Teleflex Inc.                           1                49              45
  Telephone & Data Sys. Inc.              2                65              63
  Tellabs Inc.                            2                83              85
  Telxon Corp.                            9               110             204
  Tencor Instrs.                          2                68              37
  Tenet Healthcare Corp. Com.             8               125             159
  Teradyne Inc.                           2                80              58
  Thomas & Betts Corp.                    2               160             170
  Thornburg Mtg. Asset Corp. Com.         4                58              66
  Tiffany & Co. New                       4               134             191
  Tokheim Corp.                          21               172             138
  Topps Inc.                             56               346             289

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1995
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Torchmark Corp.                         6               237             272
  Triad Sys. Corp. Com. Par $0.001       35               206             217
  Trimas Corp.                           37               833             694
  True North Communications Inc.         14               266             266
  Tyco Intl. LTD                         31               797           1,097
  Tyson Foods Inc. CL A                   3                74              84
  UAL Corp. Par $0.01                     1               205             250
  UGI Corp. New                          10               210             205
  UNC Inc.                               34               214             206
  UST Inc.                               23               679             774
  Ultrak Inc. Com No Par                 22               145             144
  Unifi Inc.                             30               749             665
  Union Carbide Corp.                     7               248             259
  U. S. Healthcare Inc.                   4               140             163
  Univar Corp.                           25               285             272
  Universal Health Svcs. Inc. CL B        2                86              98
  Unocal Corp.                            2                63              64
  VWR Scientific Products Corp.          22               233             294
  Valassis Communications Inc.           37               544             639
  Vanguard Cellular Sys. Inc. CL A        2                53              43
  Varsity Spirit Corp.                   24               257             331
  Veeco Instrs. Inc. Del. Com.            2                56              35
  Viacom Inc. Class A                     2                81              86
  Vicorp Restaurants Inc.                19               304             180
  Viewlogic Sys. Inc.                    16               176             157
  Vishay Intertechnology Inc. Com.        3               120              98
  Vons Cos. Inc.                          6               128             170
  Vulcan Matls. Co.                       4               227             219
  WMX Technologies Inc.                  50             1,230           1,488
  Wabash Nat'l. Corp.                    36               997             806
  Warnaco Group Inc. CL A                33               490             813
  Washington Federal Inc.                 5               105             120
  Washington Mutual Inc.                  4                95             113
  Waterhouse Inv. Svcs. Inc.              2                49              59
  Westcoast Energy Inc.                  10               157             149
  Western Atlas Inc.                      6               260             288
  Western Digital Corp.                   4                66              75
  Western Pubg. Group Inc.               27               299             214
  Weston Roy F. Inc. New Ser. A          30               241             154

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1995
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Wet Seal Inc. CL A                     30               117             203
  Wheelabrator Technologies Inc.
   New Par $0.01                          7               116             116
  Whitman Corp.                         104             1,663           2,425
  Whittaker Corp. Par $0.01               3                56              63
  Willamette Inds. Inc.                   1                73              68
  Williams Cos. Inc.                      6               209             259
  Winnebago Inds. Inc.                   28               216             214
  Wisconsin Cent. Transn. Corp.           1                51              59
  Witco Corp.                             3               110              97
  Worldcom Inc.                           5               123             159
  Worthington Inds. Inc.                 29               513             595
  Wyman Gordon Co.                       25               151             344
  Younkers Inc.                           3                52              69
  Zenith Electrs. Corp.                  11               100              77
  Zero Corp.                             16               217             284
  Zions Bancorp                           4               182             289
                                                     --------        --------
  Total                                              $139,415        $156,596
                                                     ========        ========


Common/Collective Trusts
  TBC Inc. Daily Liquidity Fund       $6,917         $  6,917        $  6,917
                                                     ========        ========

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1995
                                  (in thousands)
                                        Maturity         Interest      Contract
          Description                    Dates            Rates         Value
          -----------                   --------         --------      --------
  FIXED INCOME FUND

Group Annuity Contracts
  Aetna Life Insurance Co.         01/03/01-04/01/03   6.72%- 9.25%   $  737,244
  Bankers Trust                        12/31/02            7.58%          94,428
  Continental Assurance Co.        01/02/97-03/01/01   8.86%- 9.42%      204,111
  John Hancock Mutual Life
   Insurance Co.                   09/03/96-10/03/02   8.84%-12.97%      899,410
  Lehman                               06/15/99            8.53%          64,945
  New England Mutual Life
   Insurance Co.                       01/02/96            9.00%          35,456
  New York Life Insurance Co.      12/01/97-10/01/07   5.90%- 8.39%      172,210
  Principal Mutual Life
   Insurance Co.                       11/23/03            6.85%         155,903
  Provident National Assurance
   Co.                                 12/01/00            8.40%          73,957
  The Prudential Life Insurance
    Co. of America                 03/02/98-10/02/06   7.75%- 9.21%      497,994
  Mitsubishi Bank Limited              07/02/98            9.39%          72,249
                                                                      ----------
  Total                                                               $3,007,907
                                                                      ==========

                                                               Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                              SCHEDULE OF INVESTMENTS
                                 December 30, 1995
                                   (in thousands)

Principal
                                    Amount or                          Fair
            Description               Shares          Cost             Value
            -----------             ---------         ----           --------
  BALANCED MUTUAL FUND

Fidelity Puritan Fund                  4,924         $79,038          $83,757
                                                     =======          =======

  LARGE STOCK INDEX FUND

Common/Collective Trust
  WFB Equity Index Fund                3,940         $57,584          $71,164
  TBC Inc. Daily Liquidity Fund       $   12              12               12
                                                     -------          -------
  Total                                              $57,596          $71,176
                                                     =======          =======

  INTERNATIONAL STOCK FUND

Common/Collective Trusts
  Russell Frank Invt. Co.
   Int'l. Fd.                          2,878         $46,329          $49,053
  Russell Frank Invt. Co.
   Emerging Mkts. Fd.                    314           5,257            5,456
                                                     -------          -------
  Total                                              $51,586          $54,509
                                                     =======          =======

                                                               Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                              SCHEDULE OF INVESTMENTS
                                 December 30, 1995
                                   (in thousands)
                                    Principal
                                    Amount or                          Fair
            Description               Shares          Cost             Value
            -----------             ---------         ----           --------
FIDELITY FUNDS
  KODAK STOCK FUND

Eastman Kodak Company
  Common Stock                          311          $14,583          $20,807
                                                     =======          =======

Short-Term Interest Fund               $361          $   361          $   361
                                                     =======          =======

  EASTMAN STOCK FUND

Eastman Chemical Company
  Common Stock                          641          $38,686          $40,174
                                                     =======          =======


                                       Maturity          Interest      Contract
          Description                   Dates             Rates         Value
          -----------                  --------          --------      --------
 FIDELITY MANAGED INCOME
  PORTFOLIO (FIXED INCOME FUND)*

Group Annuity Contracts
  Aetna Life Insurance Co.         01/03/01-04/01/03    6.72%- 9.25%   $ 71,818
  Continental Assurance Co.        01/02/97-03/01/01    8.86%- 9.42%     23,062
  Deutsche Bank                        01/15/97            6.31%         12,428
  John Hancock Mutual
   Life Insurance Co.              09/01/96-10/03/01    8.84%-12.97%    102,113
  Mitsubishi Bank Limited              07/02/98            8.98%          8,156
  New England Mutual Life
   Insurance Co.                       01/02/96            9.00%          3,999
  New York Life                        03/31/98            6.20%          5,084
  Protective Life                      03/31/97            7.05%         10,517
  Provident National Assurance Co.     12/02/02            8.40%          7,769
  The Prudential Life Insurance
   Co. of America                      03/01/98            9.21%         14,379
  Peoples Security Life            09/30/96-12/15/97    6.94%- 7.11%     24,878
  SunAmerica Life Insurance            06/30/97            6.45%         13,405
                                                                       --------
  Total                                                                $297,608
                                                                       ========
*Investment held by Related Party.

                                                               Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                              SCHEDULE OF INVESTMENTS
                                 December 30, 1995
                                   (in thousands)

  Principal
                                    Amount or                          Fair
            Description               Shares          Cost             Value
            -----------             ---------         ----           --------
 FIDELITY MANAGED INCOME
  PORTFOLIO (FIXED INCOME
  FUND)* (Cont'd)

Short-Term Interest Fund              $4,437         $ 4,437          $ 4,437
                                                     =======          =======

 FIDELITY FUND*

Fidelity Fund                            479         $ 9,738          $10,827
                                                     =======          =======

 FIDELITY PURITAN FUND*

Puritan Fund                           1,052         $17,202          $17,901
                                                     =======          =======

 FIDELITY MAGELLAN FUND*

Magellan Fund                            488         $36,243          $41,958
                                                     =======          =======

 FIDELITY CONTRAFUND*

Contrafund                               486         $16,194          $18,481
                                                     =======          =======















*Investment held by Related Party.

                                                                                                                  Schedule II
                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                       December 30, 1995
                                                         (in thousands)
                                     Kodak         Smaller          Fixed         Balanced       Large Stock     International
                                   Stock Fund     Stock Fund     Income Fund     Mutual Fund     Index Fund       Stock Fund
                                   ----------     ----------     -----------     -----------     -----------     -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                    $480,795
  Other common stocks                              $156,596
  Mutual funds                                      301,479                        $83,757
  Interest in common/collective
    trusts (pooled) funds                119          6,917                                        $71,176          $54,509
  Short-term interest funds
Investments at Contract Value:
  Group annuity contracts                                        $3,007,907
Loans to participants                  1,792          2,910             628             34              30               13
Employer contributions
  receivable                             339            635           2,201            166             157              102
Dividends/Interest receivable          3,006            235                                              1
Receivables for securities sold                         525                              1
Cash                                       7                             10              2              17
                                    --------       --------      ----------        -------         -------          -------
  Total assets                       486,058        469,297       3,010,746         83,960          71,381           54,624
                                    --------       --------      ----------        -------         -------          -------
LIABILITIES
Pending loans to participants            205            195             409             16              11                9
Distributions payable to
  participants                         1,405          1,086          12,205            204              76               39
Distributions payable to
  successor plans                      6,575         12,289          36,662          2,756           1,881            1,027
Payable for securities purchased                        520
Accrued expenses                          34            678           1,516              5              18              128
Transfers among funds                (16,704)          (452)         23,768            571          (2,958)          (4,225)
                                    --------       --------      ----------        -------         -------          -------
  Total liabilities/transfers         (8,485)        14,316          74,560          3,552            (972)          (3,022)
                                    --------       --------      ----------        -------         -------          -------
  Net assets                        $494,543       $454,981      $2,936,186        $80,408         $72,353          $57,646
                                    ========       ========      ==========        =======         =======          =======

                                                                           38
                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule II (Cont'd)
                                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                       December 30, 1995
                                                         (in thousands)
                                                  Subtotal
                                     Loan          Boston          Kodak          Eastman       Fidelity Managed      Fidelity
                                     Fund        Safe Funds      Stock Fund      Stock Fund     Income Portfolio        Fund
                                   --------      ----------      ----------      ----------     ----------------      --------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                 $  480,795        $20,807
  Eastman Chemical Company
    common stock                                                                  $40,174
  Other common stocks                               156,596
  Mutual funds                                      385,236                                                           $10,827
  Interest in common/collective
    trusts (pooled) funds                           132,721
  Short-term interest funds                                            361                          $  4,437
Investments at Contract Value:
  Group annuity contracts                         3,007,907                                          297,608
Loans to participants              $49,596           55,003
Employer contributions
  receivable                                          3,600
Dividends/Interest receivable                         3,242            123            211
Receivables for securities sold                         526                           811
Miscellaneous receivable                                                58             81
Cash                                                     36
                                   -------       ----------        -------        -------           --------          -------
  Total assets                      49,596        4,225,662         21,349         41,277            302,045           10,827
                                   -------       ----------        -------        -------           --------          -------
LIABILITIES
Pending loans to participants         (845)               0
Distributions payable to
  participants                         260           15,275
Distributions payable to
  successor plans                      995           62,185         20,978         40,661            302,030           10,827
Payable for securities purchased                        520             87             93
Accrued expenses                                      2,379            284            523                 15
Transfers among funds                                     0
                                   -------       ----------        -------        -------           --------          -------
  Total liabilities/transfers          410           80,359         21,349         41,277            302,045           10,827
                                   -------       ----------        -------        -------           --------          -------
  Net assets                       $49,186       $4,145,303        $     0        $     0           $      0          $     0
                                   =======       ==========        =======        =======           ========          =======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule II (Cont'd)
                                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                       December 30, 1995
                                                         (in thousands)

                                   Fidelity       Fidelity                                         Subtotal
                                   Puritan        Magellan        Fidelity           Loan          Fidelity           TOTAL
                                     Fund           Fund         Contrafund          Fund         Investments       ALL FUNDS
                                   --------       --------       ----------        --------       -----------      -----------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                                                   $ 20,807        $  501,602
  Eastman Chemical Company
    common stock                                                                                     40,174            40,174
  Other common stocks                                                                                     0           156,596
  Mutual funds                     $17,901        $41,958         $18,481                            89,167           474,403
  Interest in common/collective
    trusts (pooled) funds                                                                                             132,721
  Short-term interest funds                                                                           4,798             4,798
Investments at Contract Value:
  Group annuity contracts                                                                           297,608         3,305,515
Loans to participants                                                               $7,606            7,606            62,609
Employer contributions
  receivable                                                                                                            3,600
Dividends/Interest receivable                                                                           334             3,576
Receivables for securities sold                                                                         811             1,337
Miscellaneous receivable                                                                                139               139
Cash                                                                                                                       36
                                   -------        -------         -------           ------         --------        ----------
  Total assets                      17,901         41,958          18,481            7,606          461,444         4,687,106
                                   -------        -------         -------           ------         --------        ----------
LIABILITIES
Pending loans to participants                                                                                               0
Distributions payable to
  participants                                                                                                         15,275
Distributions payable to
  successor plans                   17,901         41,958          18,481            7,606          460,442           522,627
Payable for securities purchased                                                                        180               700
Accrued expenses                                                                                        822             3,201
Transfers among funds                                                                                                       0
                                   -------        -------         -------           ------         --------        ----------
  Total liabilities/transfers       17,901         41,958          18,481            7,606          461,444           541,803
                                   -------        -------         -------           ------         --------        ----------
  Net assets                       $     0        $     0         $     0           $    0         $      0        $4,145,303
                                   =======        =======         =======           ======         ========        ==========

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                        Schedule II
                                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                       December 30, 1994
                                                         (in thousands)
                                     Kodak         Smaller          Fixed         Balanced       Large Stock     International
                                   Stock Fund     Stock Fund     Income Fund     Mutual Fund     Index Fund       Stock Fund
                                   ----------     ----------     -----------     -----------     -----------     -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                    $383,491
  Other common stocks                              $126,020
  Mutual funds                                      232,021                        $60,270
  Interest in common/collective
    trusts (pooled) funds                497         20,921                                        $25,997          $46,131
  Short-term interest funds                               3
  Corporate debt instruments                             41
Investments at Contract Value:
  Group annuity contracts                                        $2,749,416
Loans to participants                  6,215         10,019             293             12               7               19
Employer contributions
  receivable                             248            671           2,304            144              76              105
Dividends/Interest receivable          3,024            245                                              1                1
Receivables for securities sold                         866
Cash                                                     37
                                    --------       --------      ----------        -------         -------          -------
  Total assets                       393,475        390,844       2,752,013         60,426          26,081           46,256
                                    --------       --------      ----------        -------         -------          -------
LIABILITIES
Pending loans to participants            207            224             311             15               2                5
Distributions payable to
  participants                         1,771            667           9,260             84               5               54
Distributions payable to
  successor plans                      4,920         10,412          34,877          1,910             933              948
Payable for securities purchased                        634
Accrued expenses                          26            358           1,338              5               6              101
Transfers among funds                  3,545          3,277          (7,670)         1,185            (245)             (92)
                                    --------       --------      ----------        -------         -------          -------
  Total liabilities/transfers         10,469         15,572          38,116          3,199             701            1,016
                                    --------       --------      ----------        -------         -------          -------
  Net assets                        $383,006       $375,272      $2,713,897        $57,227         $25,380          $45,240
                                    ========       ========      ==========        =======         =======          =======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN               Schedule II (Cont'd)
                                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                       December 30, 1994
                                                         (in thousands)
                                                  Subtotal
                                     Loan         Boston           Kodak          Eastman       Fidelity Managed      Fidelity
                                     Fund        Safe Funds      Stock Fund      Stock Fund     Income Portfolio        Fund
                                   --------      ----------      ----------      ----------     ----------------      --------
                                                                                                                       <C
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                 $  383,491       $19,289
  Eastman Chemical Company
    common stock                                                                  $24,319
  Other common stocks                               126,020
  Mutual funds                                      292,291                                                            $8,677
  Interest in common/collective
    trusts (pooled) funds                            93,546
  Short-term interest funds                               3           177                           $  7,776
  Corporate debt instruments                             41
Investments at Contract Value:
  Group annuity contracts                         2,749,416                                          272,443
Loans to participants              $28,140           44,705
Employer contributions
  receivable                                          3,548
Dividends/Interest receivable                         3,271           182             440
Receivables for securities sold                         866            43             189
Cash                                                     37
                                   -------       ----------       -------         -------           --------           ------
  Total assets                      28,140        3,697,235        19,691          24,948            280,219            8,677
                                   -------       ----------       -------         -------           --------           ------
LIABILITIES
Pending loans to participants         (764)               0
Distributions payable to
  participants                          65           11,906
Distributions payable to
  successor plans                      722           54,722        19,629          24,943            280,202            8,677
Payable for securities purchased                        634            62
Accrued expenses                        17            1,851                             5                 17
Transfers among funds                                     0
                                   -------       ----------       -------         -------           --------           ------
  Total liabilities/transfers           40           69,113        19,691          24,948            280,219            8,677
                                   -------       ----------       -------         -------           --------           ------
  Net assets                       $28,100       $3,628,122       $     0         $     0           $      0           $    0
                                   =======       ==========       =======         =======           ========           ======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule II (Cont'd)
                                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                       December 30, 1994
                                                         (in thousands)
                                   Fidelity       Fidelity                                         Subtotal
                                   Puritan        Magellan        Fidelity           Loan          Fidelity           TOTAL
                                     Fund           Fund         Contrafund          Fund         Investments       ALL FUNDS
                                   --------       --------       ----------        --------       -----------      -----------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                                                   $ 19,289        $  402,780
  Eastman Chemical Company
    common stock                                                                                     24,319            24,319
  Other common stocks                                                                                                 126,020
  Mutual funds                     $16,968        $34,493         $14,123                            74,261           366,552
  Interest in common/collective
    trusts (pooled) funds                                                                                              93,546
  Short-term interest funds                                                                           7,953             7,956
  Corporate debt instruments                                                                                               41
Investments at Contract Value:
  Group annuity contracts                                                                           272,443         3,021,859
Loans to participants                                                               $6,216            6,216            50,921
Employer contributions
  receivable                                                                                                            3,548
Dividends/Interest receivable                                                                           622             3,893
Receivables for securities sold                                                                         232             1,098
Cash                                                                                                                       37
                                   -------        -------         -------           ------         --------        ----------
  Total assets                      16,968         34,493          14,123            6,216          405,335         4,102,570
                                   -------        -------         -------           ------         --------        ----------
LIABILITIES
Pending loans to participants                                                                                               0
Distributions payable to
  participants                                                                                                         11,906
Distributions payable to
  successor plans                   16,968         34,493          14,123            6,216          405,251           459,973
Payable for securities purchased                                                                         62               696
Accrued expenses                                                                                         22             1,873
Transfers among funds                                                                                                       0
                                   -------        -------         -------           ------         --------        ----------
  Total liabilities/transfers       16,968         34,493          14,123            6,216          405,335           474,448
                                   -------        -------         -------           ------         --------        ----------
  Net assets                       $     0        $     0         $     0           $    0         $      0        $3,628,122
                                   =======        =======         =======           ======         ========        ==========

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule III
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                              For the year ended December 30, 1995
                                                         (in thousands)
                                     Kodak         Smaller          Fixed         Balanced       Large Stock     International
                                   Stock Fund     Stock Fund     Income Fund     Mutual Fund     Index Fund       Stock Fund
                                   ----------     ----------     -----------     -----------     -----------     -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock              $ 12,127
Other dividends                                    $  5,908                        $ 2,168
Interest                                 563            823      $  246,209             72         $    51          $    42
Income from common/collective
  trusts (pooled) funds                   54            619                              1               6                4
Miscellaneous income                                      4

Net realized and unrealized
  gains (losses) from
  investments                        144,690         87,661               4         11,474          13,288            4,423

Employer contributions                11,255         26,697          96,413          6,769           4,704            4,695
Transfers among funds                (31,011)       (17,688)          7,316          5,556          30,815            5,012
                                    --------       --------      ----------        -------         -------          -------
     Total Additions                 137,678        104,024         349,942         26,040          48,864           14,176
                                    --------       --------      ----------        -------         -------          -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants        (16,636)       (13,377)       (114,932)        (1,744)           (703)          (1,089)
Distributions to successor plans      (1,655)        (1,878)         (1,785)          (845)           (947)             (80)
Loans transfers, net                  (7,488)        (7,001)         (7,540)          (210)           (170)             (98)
Administrative expenses                 (362)        (2,059)         (3,396)           (60)            (71)            (503)
                                    --------       --------      ----------        -------         -------          -------
     Total Deductions                 26,141         24,315         127,653          2,859           1,891            1,770
                                    --------       --------      ----------        -------         -------          -------
Increase (Decrease)
  in net assets                      111,537         79,709         222,289         23,181          46,973           12,406
Net assets at beginning
  of year                            383,006        375,272       2,713,897         57,227          25,380           45,240
                                    --------       --------      ----------        -------         -------          -------
Net assets at end of year           $494,543       $454,981      $2,936,186        $80,408         $72,353          $57,646
                                    ========       ========      ==========        =======         =======          =======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN               Schedule III (Cont'd)
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                              For the year ended December 30, 1995
                                                         (in thousands)
                                                  Subtotal
                                     Loan         Boston           Kodak          Eastman       Fidelity Managed      Fidelity
                                     Fund        Safe Funds      Stock Fund      Stock Fund     Income Portfolio        Fund
                                   --------      ----------      ----------      ----------     ----------------      --------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                           $   12,127       $   286
Dividends on Eastman Chemical
  Company common stock                                                            $   499
Other dividends                                       8,076                                                           $  810
Interest                                            247,760             9              27            $24,697              14
Income from common/collective
  trusts (pooled) funds                                 684
Miscellaneous income                                      4

Net realized and unrealized
  gains (losses) from
  investments                                       261,540         7,232           6,655                              1,797

Employer contributions                              150,533
Transfers among funds                                     0        (5,541)          8,962              2,371            (285)
                                   -------       ----------       -------         -------            -------          ------
     Total Additions               $     0          680,724         1,986          16,143             27,068           2,336
                                   -------       ----------       -------         -------            -------          ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants       (1,148)        (149,629)         (388)           (168)            (4,420)           (190)
Distributions to successor plans      (273)          (7,463)       (1,349)        (15,719)           (21,827)         (2,150)
Loans transfers, net                22,507                0          (238)           (251)              (807)              4
Administrative expenses                              (6,451)          (11)             (5)               (14)              0
                                   -------       ----------       -------         -------            -------          ------
     Total Deductions              (21,086)         163,543         1,986          16,143             27,068           2,336
                                   -------       ----------       -------         -------            -------          ------
Increase (Decrease)
  in net assets                     21,086          517,181             0               0                  0               0
Net assets at beginning
  of year                           28,100        3,628,122             0               0                  0               0
                                   -------       ----------       -------         -------            -------          ------
Net assets at end of year          $49,186       $4,145,303       $     0         $     0            $     0          $    0
                                   =======       ==========       =======         =======            =======          ======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule III (Cont'd)
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                              For the year ended December 30, 1995
                                                         (in thousands)
                                   Fidelity       Fidelity                                         Subtotal
                                   Puritan        Magellan        Fidelity           Loan          Fidelity           TOTAL
                                    Fund            Fund         Contrafund          Fund         Investments       ALL FUNDS
                                   --------       --------       ----------        --------       -----------      -----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                                                              $   286        $   12,413
Dividends on Eastman Chemical
  Company common stock                                                                                  499               499
Other dividends                     $  956         $2,390          $1,409                             5,565            13,641
Interest                                28             61              22                            24,858           272,618
Income from common/collective
  trusts (pooled) funds                                                                                                   684
Miscellaneous income                                                                                                        4

Net realized and unrealized
  gains (losses) from
  investments                        2,325          8,985           3,283                            30,277           291,817

Employer contributions                                                                                                150,533
Transfers among funds               (1,999)        (3,358)           (150)                                0                 0
                                    ------        -------          ------           ------          -------        ----------
     Total Additions                 1,310          8,078           4,564                0           61,485           742,209
                                    ------        -------          ------           ------          -------        ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants         (375)          (397)           (149)            (163)          (6,250)         (155,879)
Distributions to successor plans      (933)        (7,465)         (4,359)          (1,390)         (55,192)          (62,655)
Loans transfers, net                    (1)          (209)            (51)           1,553                0                 0
Administrative expenses                 (1)            (7)             (5)                              (43)           (6,494)
                                    ------        -------          ------           ------          -------        ----------
     Total Deductions                1,310          8,078           4,564                0           61,485           225,028
                                    ------        -------          ------           ------          -------        ----------
Increase (Decrease)
  in net assets                          0              0               0                0                0           517,181
Net assets at beginning
  of year                                0              0               0                0                0         3,628,122
                                    ------        -------         -------           ------          -------        ----------
Net assets at end of year           $    0        $     0         $     0           $    0          $     0        $4,145,303
                                    ======        =======         =======           ======          =======        ==========

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule III
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS

                                              For the year ended December 30, 1994
                                                         (in thousands)

                                     Kodak         Smaller          Fixed         Balanced       Large Stock     International
                                   Stock Fund     Stock Fund     Income Fund     Mutual Fund     Index Fund       Stock Fund
                                   ----------     ----------     -----------     -----------     -----------     -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock              $ 11,392
Other dividends                                    $  8,059                        $ 1,795         $    14          $    59
Interest                                 666          1,080      $  236,349             21               9               14
Income from common/collective
  trusts (pooled) funds                  115            656                              4               7               22

Net realized and unrealized
  gains (losses) from
  investments                         22,691         21,966          (8,910)        (2,301)            398           (1,025)

Employer contributions                 9,039         30,844          99,184          4,426           1,885            2,956
Transfers among funds                 51,115        (50,820)       (126,481)        56,597          24,419           45,170
Transfers between plan trusts        (35,183)       (38,561)       (305,007)
                                    --------       --------      ----------        -------         -------          -------
     Total Additions                  59,835        (26,776)       (104,865)        60,542          26,732           47,196
                                    --------       --------      ----------        -------         -------          -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants        (14,919)       (13,172)       (115,659)        (1,018)           (227)            (456)
Distributions to successor plans      (4,920)       (10,412)        (34,877)        (1,910)           (933)            (948)
Loans transfers, net                  (7,038)        (8,850)        (12,463)          (347)           (164)            (222)
Administrative expenses                 (287)        (1,736)         (3,457)           (40)            (28)            (330)
                                    --------       --------      ----------        -------         -------          -------
     Total Deductions                 27,164         34,170         166,456          3,315           1,352            1,956
                                    --------       --------      ----------        -------         -------          -------
Increase (Decrease)
  in net assets                       32,671        (60,946)       (271,321)        57,227          25,380           45,240
Net assets at beginning
  of year                            350,335        436,218       2,985,218              0               0                0
                                    --------       --------      ----------        -------         -------          -------
Net assets at end of year           $383,006       $375,272      $2,713,897        $57,227         $25,380          $45,240
                                    ========       ========      ==========        =======         =======          =======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN               Schedule III (Cont'd)
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                              For the year ended December 30, 1994
                                                         (in thousands)
                                                  Subtotal
                                     Loan         Boston           Kodak          Eastman       Fidelity Managed      Fidelity
                                     Fund        Safe Funds      Stock Fund      Stock Fund     Income Portfolio        Fund
                                   --------      ----------      ----------      ----------     ----------------      --------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                           $   11,392       $   689
Dividends on Eastman Chemical
  Company common stock                                                            $   490
Other dividends                                       9,927                                                           $  593
Interest                                            238,139            64              30           $ 23,561               9
Income from common/collective
  trusts (pooled) funds                                 804

Net realized and unrealized
  gains (losses) from
  investments                                        32,819         4,531           2,872                  4            (784)

Employer contributions                              148,334                           107              2,632             224
Transfers among funds                                     0        (8,744)         15,659            (46,217)          8,687
Transfers between plan trusts                      (378,751)       23,736           5,993            309,161
                                   -------       ----------       -------         -------           --------          ------
     Total Additions               $     0           62,664        20,276          25,151            289,141           8,729
                                   -------       ----------       -------         -------           --------          ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants         (262)        (145,713)         (242)            (43)            (7,233)            (42)
Distributions to successor plans      (722)         (54,722)      (19,629)        (24,943)          (280,202)         (8,677)
Loans transfers, net                29,084                0          (397)           (163)            (1,697)             (9)
Administrative expenses                              (5,878)           (8)             (2)                (9)             (1)
                                   -------       ----------       -------         -------           --------          ------
     Total Deductions              (28,100)         206,313        20,276          25,151            289,141           8,729
                                   -------       ----------       -------         -------           --------          ------
Increase (Decrease)
  in net assets                     28,100         (143,649)            0               0                  0               0
Net assets at beginning
  of year                                0        3,771,771             0               0                  0               0
                                   -------       ----------       -------         -------           --------          ------
Net assets at end of year          $28,100       $3,628,122       $     0         $     0           $      0          $    0
                                   =======       ==========       =======         =======           ========          ======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN               Schedule III (Cont'd)
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                              For the year ended December 30, 1994
                                                         (in thousands)
                                   Fidelity       Fidelity                                         Subtotal
                                   Puritan        Magellan        Fidelity           Loan          Fidelity           TOTAL
                                     Fund           Fund         Contrafund          Fund         Investments       ALL FUNDS
                                   --------       --------       ----------        --------       -----------      -----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                                                             $    689        $   12,081
Dividends on Eastman Chemical
  Company common stock                                                                                  490               490
Other dividends                    $ 1,428        $ 1,621         $    97                             3,739            13,666
Interest                                16             51              18                            23,749           261,888
Income from common/collective
  trusts (pooled) funds                                                                                                   804

Net realized and unrealized
  gains (losses) from
  investments                       (1,958)        (2,346)           (813)                            1,506            34,325

Employer contributions                 416            691             398                             4,468           152,802
Transfers among funds               17,319         (1,192)         14,488                                 0                 0
Transfers between plan trusts                      36,351                           $3,510          378,751                 0
                                   -------        -------         -------           ------         --------        ----------
     Total Additions                17,221         35,176          14,188            3,510          413,392           476,056
                                   -------        -------         -------           ------         --------        ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants         (165)          (321)            (33)             (33)          (8,112)         (153,825)
Distributions to successor plans   (16,968)       (34,493)        (14,123)          (6,216)        (405,251)         (459,973)
Loans transfers, net                   (88)          (356)            (29)           2,739                0                 0
Administrative expenses                                (6)             (3)                              (29)           (5,907)
                                   -------        -------         -------           ------         --------        ----------
     Total Deductions               17,221         35,176          14,188            3,510          413,392           619,705
                                   -------        -------         -------           ------         --------        ----------
Increase (Decrease)
  in net assets                          0              0               0                0                0          (143,649)
Net assets at beginning
  of year                                0              0               0                0                0         3,771,771
                                   -------        -------         -------           ------         --------        ----------
Net assets at end of year          $     0        $     0         $     0           $    0         $      0        $3,628,122
                                   =======        =======         =======           ======         ========        ==========

                                                               Schedule III (Cont'd)

                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                          For the year ended December 30, 1993
                                     (in thousands)
                                                                U.S.       Fixed
                                   Kodak       Diversified  Government     Income
                                   Stock          Fund      Securities      Fund
                                  (Fund A)      (Fund B)     (Fund C)      (Fund D)
                                   ------        ------       ------        ------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock            $ 11,415
Other dividends                                $  5,833
Interest                               793        1,114         $  4    $  256,697
Income from common/collective
  trusts (pooled) funds                 45          110                      1,408

Net realized and unrealized
  gains (losses) from
  investments                      101,164       21,788            1            (7)

Employer contributions               9,218       32,106                    133,818

Transfers among funds              (43,783)      54,409         (162)      (10,464)
                                  --------     --------         ----    ----------
     Total Additions                78,852      115,360         (157)      381,452
                                  --------     --------         ----    ----------

DEDUCTIONS FROM NET ASSETS:
Distributions to participants      (10,900)      (9,837)                   (97,583)

Administrative expenses                (56)        (431)          (1)       (1,627)
                                  --------     --------         ----    ----------
     Total Deductions               10,956       10,268            1        99,210
                                  --------     --------         ----    ----------

Increase (Decrease)
  in net assets                     67,896      105,092         (158)      282,242

Net assets at beginning
  of year                          282,439      331,126          158     2,702,976
                                  --------     --------         ----    ----------

Net assets at end
  of year                         $350,335     $436,218         $  0    $2,985,218
                                  ========     ========         ====    ==========

                    CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration

Statement on Form S-8 (No. 33-65035) of Eastman Kodak Company of our report dated April 26, 1996 relating to the Eastman Kodak Employees' Savings and

Investment Plan financial statements appearing on page 3 of this Annual

Report on Form 11-K.





PRICE WATERHOUSE LLP
Rochester, New York
April 26, 1996