Form 10-Q
period 1996-03-31
EASTMAN KODAK CO
filed 1996-05-06
CIK 31235

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q


           X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 1996

                                   or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                               Number of Shares Outstanding at
                Class                               March 31, 1996
     Common Stock, $2.50 par value                   339,586,051

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
                                                                First Quarter
                                                             1996           1995
(in millions)
REVENUES
  Sales                                                    $3,388         $3,137
  Earnings from equity interests and other revenues            58             72
                                                           ------         ------
      TOTAL REVENUES                                        3,446          3,209
                                                           ------         ------
COSTS
  Cost of goods sold                                        1,776          1,613
  Selling, general and administrative expenses                971            895
  Research and development costs                              241            219
  Interest expense                                             18             19
  Other costs                                                  19             48
                                                           ------         ------
      TOTAL COSTS                                           3,025          2,794
                                                           ------         ------
Earnings before income taxes                                  421            415
Provision for income taxes                                    147            153
                                                           ------         ------
      NET EARNINGS                                         $  274         $  262
                                                           ======         ======

Earnings per share                                         $  .80         $  .77


CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                                                First Quarter
                                                             1996           1995
                                                                (in millions)

Retained earnings at beginning of year                     $5,184         $4,485
Net earnings                                                  274            262
Cash dividends declared                                      (137)          (136)
Other changes                                                   2             (6)
                                                           ------         ------
         RETAINED EARNINGS at end of quarter               $5,323         $4,605
                                                           ======         ======

- --------------------------------------------------------------------------------------
                               See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                       March 31,    Dec. 31,
                                                          1996        1995
(in millions)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                              $ 1,139     $ 1,764
Marketable securities                                       28          47
Receivables                                              2,838       3,145
Inventories                                              1,898       1,660
Deferred income tax charges                                515         520
Other                                                      247         173
                                                       -------     -------
     Total current assets                                6,665       7,309

PROPERTIES
Land, buildings and equipment at cost                   12,716      12,652
Less: Accumulated depreciation                           7,343       7,275
                                                       -------     -------
     Net properties                                      5,373       5,377

OTHER ASSETS
Goodwill (net of accumulated amortization
 of $353 and $346)                                         534         536
Deferred income tax charges                                330         344
Long-term receivables and other noncurrent assets          966         911
                                                       -------     -------
     TOTAL ASSETS                                      $13,868     $14,477
                                                       =======     =======
- --------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                               $ 3,024     $ 3,327
Short-term borrowings                                      557         586
Taxes-income and other                                     787         567
Dividends payable                                          137         137
Deferred income tax credits                                 32          26
                                                       -------     -------
     Total current liabilities                           4,537       4,643

OTHER LIABILITIES
Long-term borrowings                                       507         665
Postemployment liabilities                               3,273       3,247
Other long-term liabilities                                701         704
Deferred income tax credits                                 97          97
                                                       -------     -------
     Total liabilities                                   9,115       9,356

SHAREHOLDERS' EQUITY
Common stock at par*                                       978         974
Additional capital paid in or
   transferred from retained earnings                      881         803
Retained earnings                                        5,323       5,184
Accumulated translation adjustment                          75          93
                                                       -------     -------
                                                         7,257       7,054

Less: Treasury stock shares at cost*                     2,504       1,933
                                                       -------     -------
     Total shareholders' equity                          4,753       5,121
                                                       -------     -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $13,868     $14,477
                                                       =======     =======

*Common stock: $2.50 par value, 950 million shares authorized, 391.0 million shares issued as of March 31, 1996.  Treasury stock shares at cost consists of approximately 51 million shares at March 31, 1996 and 44 million shares at December 31, 1995.
- ------------------------------------------------------------------------------------------

                           See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           First Quarter
                                                        1996            1995
(in millions)
Cash flows from operating activities:
Net earnings                                         $   274         $   262
Adjustments to reconcile above earnings to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                        213             219
    Provision (benefit) for deferred income taxes          1              (1)
    Loss on sale and retirement of properties             13              19
    Decrease in receivables                              286             301
    Increase in inventories                             (247)           (296)
    Decrease in liabilities excluding borrowings         (24)           (113)
    Other items, net                                     (92)           (187)
                                                     -------         -------
       Total adjustments                                 150             (58)
                                                     -------         -------
       Net cash provided by
        operating activities                             424             204
                                                     -------         -------

Cash flows from investing activities:
    Additions to properties                             (250)           (238)
    Proceeds from sale of properties                      15              13
    Marketable securities - purchases                     (8)              -
    Marketable securities - sales                         27              19
    Cash flows related to sales of non-imaging
     health businesses                                    (7)         (1,328)
                                                     -------         -------
        Net cash used in investing activities           (223)         (1,534)
                                                     -------         -------

Cash flows from financing activities:
    Net decrease in borrowings
     with original maturity of
      90 days or less                                   (185)           (215)
    Proceeds from other borrowings                       213             217
    Repayment of other borrowings                       (217)             (8)
    Dividends to shareholders                           (137)           (136)
    Exercise of employee stock options                    70              20
    Stock repurchases                                   (571)              -
                                                     -------         -------


        Net cash used in financing activities           (827)           (122)
                                                     -------         -------
Effect of exchange rate changes on cash                    1               5
                                                     -------         -------

Net decrease in cash and cash equivalents               (625)         (1,447)
Cash and cash equivalents, beginning of year           1,764           2,020
                                                     -------         -------
Cash and cash equivalents, end of quarter            $ 1,139         $   573
                                                     =======         =======

- ----------------------------------------------------------------------------------------
                           See Notes to Financial Statements

                       NOTES TO FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1995 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. The statements are based in part on estimates and have not been audited by independent accountants. The annual statements will be audited by independent accountants.

- ----------------------------------------------------------------------------

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


                                    David J. FitzPatrick, Vice President
                                    and Controller
                                    May 6, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
(in millions, except earnings per share)                             First Quarter
                                                                 1996       1995   Change
Sales                                                          $3,388     $3,137     +8%
Net earnings                                                      274        262
Earnings per share                                                .80        .77

1996

Sales for the first quarter of 1996 were $3,388 million and net earnings were $274 million ($.80 per share). Net earnings increased over the comparable period a year ago as the benefits of volume increases were only partially offset by lower effective selling prices, higher selling, general and administrative activity and increased research and development expenditures. On April 16, 1996, the Company announced a program, expected to extend over the next two to three years, to repurchase up to an additional $2 billion of its outstanding common stock. This follows a $1 billion stock repurchase program the Company commenced during the fourth quarter of 1995. At March 31, 1996, approximately $870 million of the original $1 billion has been repurchased, with the remaining $130 million expected to be repurchased in the near future.

On January 18, 1996, the Company announced its intention to strengthen and reposition its Office Imaging business. The Office Imaging business is involved primarily with the development, production, sale and service of office reprographics, document processing and reproduction equipment. The Company continues to explore a variety of strategic options and structural alternatives, which include expanding its use of strategic alliances, the formation of joint ventures and potential divestiture.

1995

Sales for the first quarter of 1995 were $3,137 million and net earnings were $262 million ($.77 per share).
- ------------------------------------------------------------------------

Sales by Industry Segment
                                                                     First Quarter
                                                                1996       1995    Change
(in millions)
Consumer Imaging
  Inside the U.S.                                             $  558     $  486     +15%
  Outside the U.S.                                               897        781     +15
                                                              ------     ------     ---

    Total Consumer Imaging                                     1,455      1,267     +15
                                                              ------     ------     ---
Commercial Imaging
  Inside the U.S.                                                933        925     + 1
  Outside the U.S.                                             1,008        952     + 6
                                                              ------     ------     ---

    Total Commercial Imaging                                   1,941      1,877     + 3
                                                              ------     ------     ---

Deduct: Intersegment Sales                                        (8)        (7)
                                                              ------     ------     ---

  Total Sales                                                 $3,388     $3,137     + 8%
                                                              ======     ======     ===

- -----------------------------------------------------------------------------

Earnings from Operations by Industry Segment
(in millions)
                                                                     First Quarter
                                                                1996       1995*     Change
Consumer Imaging                                              $  161     $  147     +10%
 Percent of Segment Sales                                       11.1%      11.6%

Commercial Imaging                                            $  239     $  269     -11%
 Percent of Segment Sales                                       12.3%      14.3%
                                                              ------     ------     ---
Total Earnings from Operations                                $  400     $  416     - 4%
                                                              ======     ======     ===

*  Certain amounts have been reclassified to conform to the 1996 presentation.

- ---------------------------------------------------------------------------

COSTS AND EXPENSES                                                    First Quarter
(in millions)                                                    1996       1995    Change
Gross profit                                                   $1,612     $1,524     + 6%
  Percent of Sales                                               47.6%      48.6%
Selling, general and administrative expenses                   $  971     $  895     + 8%
  Percent of Sales                                               28.7%      28.5%
Research and development costs                                 $  241     $  219     +10%
  Percent of Sales                                                7.1%       7.0%

- -------------------------------------------------------------------------
1996 COMPARED WITH 1995

First quarter 1996 sales increased 8% compared with the first quarter of 1995, primarily due to higher unit volumes. Currency changes against the U.S. dollar negatively affected sales by $15 million in 1996. Sales for the Consumer Imaging segment increased significantly, while Commercial Imaging segment sales increased slightly. Consumer Imaging sales increased significantly both to customers in the U.S. and outside the U.S., due to worldwide volume increases of Kodacolor 35mm films, Ektacolor papers, photofinishing services and cameras. Commercial Imaging sales to customers in the U.S. were essentially level with the first quarter of 1995. Sales to customers outside the U.S. showed a moderate increase from the prior year, as good volume gains were partially offset by lower effective selling prices. Sales of motion picture films and many of the newer digital products led the worldwide sales increase.

Earnings from operations decreased 4% from the first quarter of 1995, as the benefits of increased unit volumes were more than offset by lower gross profit, higher levels of selling, general and administrative activity, and higher research and development activity. The primary factors contributing to the decrease of one percentage point in the gross profit rate were price declines in certain product categories and a slightly different product mix with proportionately less sales coming from higher margin sensitized products. Additionally, advertising and other costs for the Company's new Advantix system products contributed to the increase in selling, general and administrative expenses.

Consumer Imaging operating earnings increased 10%, as the benefits of increased unit volumes were partially offset by higher levels of advertising associated with the new Advantix system products and lower effective selling prices. Commercial Imaging operating earnings decreased 11% from the first quarter of 1995, as the adverse effects of lower effective selling prices, higher research and development activity and increased selling, general and administrative activity more than offset the benefits of increased unit volumes.

Earnings from equity interests and other revenues decreased for the first quarter of 1996 compared with 1995, due primarily to lower earnings from equity interests. Interest expense for the first quarter of 1996 was essentially level with 1995, as total borrowings were generally consistent year over year. The decrease in other costs in 1996 compared with 1995 is due primarily to lower net losses in 1996 from foreign exchange transactions and the translation of net monetary items in highly inflationary economies. The lower effective tax rate in 1996 principally results from the utilization of certain foreign tax loss carryforwards.

- -------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES

Available cash reserves and cash from operations have been and will be used to complete the $1 billion and $2 billion stock repurchase programs.

Cash flow from operations for the first quarter of 1996 was $424 million, primarily due to net earnings of $274 million, which included non-cash expenses for depreciation and amortization of $213 million, and a $286 million decrease in receivables. Net cash outflow from investing activities was $223 million for the first quarter of 1996, due primarily to capital expenditures of $250 million. Net cash outflow from financing activities of $827 million for the first quarter of 1996 was primarily due to the $571 million stock repurchase and $137 million of dividend payments.

Total cash dividends of approximately $137 million ($.40 per share) and $136 million ($.40 per share) were declared in the first quarters of 1996 and 1995, respectively.

Cash, cash equivalents and marketable securities decreased from $1,811 million at December 31, 1995 to $1,167 million at March 31, 1996. Net working capital also decreased from $2,666 million at year-end 1995 to $2,128 million at March 31, 1996. Both decreases are primarily attributable to the stock repurchase program.

Capital additions for the first quarter of 1996 were $250 million compared with $238 million for the first quarter of 1995.
- ----------------------------------------------------------------------

                        Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings


In April 1987, the Company was sued in federal district court in San Francisco by a number of independent service organizations who alleged violations of Sections 1 and 2 of the Sherman Act and of various state statutes in the sale by the Company of repair parts for its copier and micrographics equipment (Image Technical Service, Inc. (ITS), et al v. Eastman Kodak Company). The complaint sought unspecified compensatory and punitive damages. Trial began on June 19, 1995 and concluded on September 18, 1995 with a jury verdict for plaintiffs of $23,948,300, before trebling. The Company has appealed the jury's verdict and intends to continue to defend this action vigorously.

Two cases that raise essentially the same antitrust issues as ITS are pending in federal district court in San Francisco (Nationwide, et al v. Eastman Kodak Company, filed March 10, 1995, and A-1 Copy Center, et al v. Eastman Kodak Company, filed December 13, 1993, the latter a consolidated class action). The complaints in Nationwide and A-1 seek unspecified compensatory and punitive damages. Stays in both these cases were lifted effective March 1, 1996, and trials are possible within the next two years. The Company is defending both of these matters vigorously.

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

In addition to the foregoing environmental action, the Company has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at approximately twenty-five Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have similarly been designated at these sites and, although the law imposes joint and several liability on PRPs, as a practical matter, costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial condition.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 10.

         (b) Reports on Form 8-K
             No reports on Form 8-K were filed or required to be filed for the quarter ended March 31, 1996.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            EASTMAN KODAK COMPANY
                                                  (Registrant)




                                      David J. FitzPatrick, Vice President
                                      and Controller



Date  May 6, 1996

               Eastman Kodak Company and Subsidiary Companies

                             Index to Exhibits


Exhibit Number                                                      Page No.

   (11)  Statement Re Computation of Earnings Per Common Share         11

   (27) Financial Data Schedule, Exhibit (27) - Submitted with the Edgar filing as a second document to this Form 10-Q

                    Eastman Kodak Company and Subsidiary Companies
                                                                        Exhibit (11)
                       Computation of Earnings Per Common Share
                                                          First Quarter
                                                        1996         1995
                                                     (in millions, except
                                                      per share amounts)

Earnings before income taxes                          $  421       $  415

Provision for income taxes                               147          153
                                                      ------       ------

          Net Earnings                                $  274       $  262
                                                      ======       ======

Average number of common shares outstanding            343.4        340.0
                                                      ------       ------

Earnings per share                                    $  .80       $  .77
                                                      ======       ======
