Form 10-Q
period 1996-06-30
EASTMAN KODAK CO
filed 1996-07-31
CIK 31235

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                                        FORM 10-Q


           X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 1996

                                   or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                       Number of Shares Outstanding at
                Class                           June 30, 1996
     Common Stock, $2.50 par value               336,913,291

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions)                                      Second Quarter           First Half-Year
                                                   1996      1995            1996      1995
REVENUES
  Sales                                          $4,117    $3,938          $7,505    $7,075
  Earnings from equity interests and other
    revenues                                         85        54             143       126
                                                 ------    ------          ------    ------
         TOTAL REVENUES                           4,202     3,992           7,648     7,201
                                                 ------    ------          ------    ------
COSTS
  Cost of goods sold                              2,100     2,030           3,876     3,643
  Selling, general and administrative expenses    1,137     1,098           2,108     1,993
  Research and development costs                    247       233             488       452
  Interest expense                                   21        19              39        38
  Other costs                                        37        13              56        61
                                                 ------    ------          ------    ------
         TOTAL COSTS                              3,542     3,393           6,567     6,187
                                                 ------    ------          ------    ------
Earnings before income taxes                        660       599           1,081     1,014
Provision for income taxes                          220       222             367       375
                                                 ------    ------          ------    ------
         NET EARNINGS                            $  440    $  377          $  714    $  639
                                                 ======    ======          ======    ======



Earnings per share                               $ 1.30    $ 1.11          $ 2.09    $ 1.88


CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Retained earnings at beginning of period         $5,323    $4,605          $5,184    $4,485
Net earnings                                        440       377             714       639
Cash dividends declared                            (135)     (137)           (272)     (273)
Other changes                                         5        (7)              7       (13)
                                                 ------    ------          ------    ------
         RETAINED EARNINGS at end of period      $5,633    $4,838          $5,633    $4,838
                                                 ======    ======          ======    ======

- ----------------------------------------------------------------------------------------------
                              See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                      June 30,        Dec. 31,
                                                        1996            1995
(in millions)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                            $   940         $ 1,764
Marketable securities                                     28              47
Receivables                                            3,275           3,145
Inventories                                            1,951           1,660
Deferred income tax charges                              535             520
Other                                                    231             173
                                                     -------         -------
     Total current assets                              6,960           7,309
                                                     -------         -------
PROPERTIES
Land, buildings and equipment at cost                 12,811          12,652
Less: Accumulated depreciation                         7,433           7,275
                                                     -------         -------
     Net properties                                    5,378           5,377
                                                     -------         -------
OTHER ASSETS
Goodwill (net of accumulated
  amortization of $345 and $326)                         515             536
Deferred income tax charges                              334             344
Long-term receivables and other
  noncurrent assets                                      996             911
                                                     -------         -------
     TOTAL ASSETS                                    $14,183         $14,477
                                                     =======         =======
- -------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                             $ 3,048         $ 3,327
Short-term borrowings                                    636             586
Taxes-income and other                                   860             567
Dividends payable                                        135             137
Deferred income tax credits                               32              26
                                                     -------         -------
     Total current liabilities                         4,711           4,643

OTHER LIABILITIES
Long-term borrowings                                     571             665
Postemployment liabilities                             3,284           3,247
Other long-term liabilities                              666             704
Deferred income tax credits                               99              97
                                                     -------         -------
     Total liabilities                                 9,331           9,356
                                                     -------         -------
SHAREHOLDERS' EQUITY
Common stock at par*                                     981             974
Additional capital paid in or
   transferred from retained earnings                    916             803
Retained earnings                                      5,633           5,184
Accumulated translation adjustment                        62              93
                                                     -------         -------
                                                       7,592           7,054
Less: Treasury stock at cost*                          2,740           1,933
                                                     -------         -------
     Total shareholders' equity                        4,852           5,121
                                                     -------         -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $14,183         $14,477
                                                     =======         =======

* Common stock: $2.50 par value, 950 million shares authorized, 391 million shares issued as of June 30, 1996 and 390 million shares issued as of December 31, 1995.  Treasury stock at cost consists of approximately 54 million shares at June 30, 1996 and 44 million shares at
December 31, 1995.
- -----------------------------------------------------------------------------------------------
                                See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                  First Half-Year
                                                                 1996          1995
(in millions)
Cash flows from operating activities:


Net earnings                                                  $   714       $   639
Adjustments to reconcile above earnings to net cash
 provided by operating activities:
    Depreciation and amortization                                 442           429
    (Benefit) provision for deferred taxes                        (22)           82
    Loss on sale and retirement of properties                      40            48
    Increase in receivables                                      (166)          (89)
    Increase in inventories                                      (310)         (331)
    Increase in liabilities excluding borrowings                   73           197
    Other items, net                                             (138)         (464)
                                                              -------       -------
       Total adjustments                                          (81)         (128)
                                                              -------       -------
       Net cash provided by operating activities                  633           511
                                                              -------       -------

Cash flows from investing activities:
    Additions to properties                                      (532)         (459)
    Proceeds from sale of properties and investments               44            27
    Marketable securities - sales                                  35            23
    Marketable securities - purchases                             (16)            -
    Cash flows related to sales of non-imaging
     health businesses                                             (1)       (1,241)
                                                              -------       -------
        Net cash used in investing activities                    (470)       (1,650)
                                                              -------       -------

Cash flows from financing activities:
    Net decrease in commercial paper borrowings
      of 90 days or less                                         (206)         (175)
    Proceeds from other borrowings                                853           310
    Repayment of other borrowings                                (659)           (5)
    Dividends to shareholders                                    (274)         (273)
    Exercise of employee stock options                            124            71
    Stock repurchases                                            (827)            -
                                                              -------       -------
        Net cash used in financing activities                    (989)          (72)
                                                              -------       -------
Effect of exchange rate changes on cash                             2            14
                                                              -------       -------

Net decrease in cash and cash equivalents                        (824)       (1,197)
Cash and cash equivalents, beginning of year                    1,764         2,020
                                                              -------       -------
     Cash and cash equivalents, end of quarter                $   940       $   823
                                                              =======       =======
- ---------------------------------------------------------------------------------------
                           See Notes to Financial Statements

                      NOTES TO FINANCIAL STATEMENTS

NOTE 1

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


NOTE 2

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


NOTE 3

RECLASSIFICATIONS

Certain 1995 financial statement amounts have been reclassified to conform with the 1996 presentation.




                                    David J. FitzPatrick, Controller
                                    July 31, 1996

Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except                   Second Quarter               First Half-Year
earnings per share)                1996      1995    Change     1996       1995    Change
Sales                            $4,117    $3,938     + 5%    $7,505     $7,075     + 6%
Net earnings                        440       377                714        639
Earnings per share                 1.30      1.11               2.09       1.88

1996

Sales were $4,117 million for the 1996 second quarter and $7,505 million for the first half-year. Net earnings were $440 million for the 1996 second quarter ($1.30 per share) and $714 million for the first half-year ($2.09 per share).

During the 1996 second quarter, Kodak concluded a $1 billion share repurchase program, announced last October, and initiated an additional $2 billion repurchase program which is expected to extend over the next two to three years.

On January 18, 1996, the Company announced it is developing alternatives to strengthen and reposition its Office Imaging business. The Office Imaging business is involved primarily with the development, production, sale, and service of office reprographics, document processing, and reproduction equipment. The Company continues to explore a variety of strategic options and structural alternatives, which include expanding its use of strategic alliances, the formation of joint ventures, and potential divestiture.

1995

Sales were $3,938 million for the 1995 second quarter and $7,075 million for the first half-year. Net earnings were $377 million for the 1995 second quarter ($1.11 per share) and $639 million for the first half-year ($1.88 per share).

- -------------------------------------------------------------------------

Sales by Industry Segment
                                       Second Quarter               First Half-Year
(in millions)                      1996      1995    Change     1996       1995    Change
Consumer Imaging
  Inside the U.S.                $  903    $  817     +11%    $1,461     $1,303     +12%
  Outside the U.S.                1,124     1,061     + 6      2,021      1,842     +10
                                 ------    ------     ---     ------     ------     ---
   Total Consumer Imaging         2,027     1,878     + 8      3,482      3,145     +11
                                 ------    ------     ---     ------     ------     ---
Commercial Imaging
  Inside the U.S.                 1,031     1,007     + 2      1,964      1,932     + 2
  Outside the U.S.                1,066     1,062       0      2,074      2,014     + 3
                                 ------    ------     ---     ------     ------     ---
   Total Commercial Imaging       2,097     2,069     + 1      4,038      3,946     + 2
                                 ------    ------     ---     ------     ------     ---
Deduct Intersegment Sales            (7)       (9)               (15)       (16)
                                 ------    ------     ---     ------     ------     ---
Total Sales                      $4,117    $3,938     + 5%    $7,505     $7,075     + 6%
                                 ======    ======     ===     ======     ======     ===

- -------------------------------------------------------------------------

Earnings from Operations
 by Industry Segment
(in millions)
                                       Second Quarter               First Half-Year
                                   1996      1995*   Change     1996       1995*   Change
Consumer Imaging                  $ 422     $ 399     + 6%    $  583      $ 546     + 7%
  Percent of Sales                 20.8%     21.2%              16.7%      17.4%

Commercial Imaging                $ 209     $ 181     +15%    $  448      $ 450       0%
  Percent of Sales                 10.0%      8.7%              11.1%      11.4%
                                  -----     -----     ---     ------      -----     ---
Total Earnings from Operations    $ 631     $ 580     + 9%    $1,031      $ 996     + 4%
                                  =====     =====     ===     ======      =====     ===


* Certain amounts have been reclassified to conform with the 1996 presentation.
- -------------------------------------------------------------------------------------------


COSTS AND EXPENSES                     Second Quarter              First Half-Year
(in millions)                      1996      1995    Change     1996      1995   Change
Gross profit                     $2,017    $1,908     + 6%    $3,629    $3,432    + 6%
  Percent of Sales                 49.0%     48.5%              48.4%     48.5%
Selling, general and
 administrative expenses         $1,137    $1,098     + 4%    $2,108    $1,993    + 6%
  Percent of Sales                 27.6%     27.9%              28.1%     28.2%
Research and development costs   $  247    $  233     + 6%    $  488    $  452    + 8%
  Percent of Sales                  6.0%      5.9%               6.5%      6.4%
- -------------------------------------------------------------------------------------------

1996 COMPARED WITH 1995

Second quarter

For the second quarter of 1996, sales increased 5% compared with the second quarter of 1995, primarily due to higher unit volumes, partially offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Sales in the Consumer Imaging segment increased 8%, due to higher unit volumes slightly offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales inside the U.S. increased 11%, primarily due to higher unit volumes slightly offset by lower effective selling prices. Sales outside the U.S. increased 6%, due to higher unit volumes partially offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Worldwide growth was led by sales gains of the Company's Qualex photofinishing subsidiary and increased sales of Advantix products, Ektacolor papers and one-time-use cameras.

Sales in the Commercial Imaging segment increased 1%, due to higher unit volumes partially offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales inside the U.S. increased 2%, due to higher unit volumes. Sales outside the U.S. were level, with higher unit volumes offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Worldwide increases were led by digital and professional motion imaging products.

Earnings from operations increased 9%, as the benefits of higher unit volumes and manufacturing productivity were partially offset by lower effective selling prices and higher advertising expenses.

Earnings from operations in the Consumer Imaging segment increased 6%, as the benefits of higher unit volumes and manufacturing productivity were somewhat offset by increased advertising expenses and lower effective selling prices.

Earnings from operations in the Commercial Imaging segment increased 15% as the benefits of manufacturing productivity and higher unit volumes were only partially offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes.

For the second quarter of 1996, earnings from equity interests and other revenues increased $31 million primarily due to higher investment earnings. The increase in other costs in 1996 when compared with 1995 is due primarily to higher net losses in 1996 from foreign exchange transactions and the translation of net monetary items in highly inflationary economies. The decrease in the effective tax rate from 37% in the second quarter of 1995 to 33% in the second quarter of 1996 was primarily due to the utilization of certain foreign tax loss carryforwards.

Year to date

For the first half of 1996, sales increased 6% compared with the first half of 1995, primarily due to higher unit volumes, partially offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes.

Sales in the Consumer Imaging segment increased 11%, as higher unit volumes were slightly offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Sales inside the U.S. increased 12%, primarily due to higher unit volumes slightly offset by lower effective selling prices. Sales outside the U.S. increased 10%, due to higher unit volumes partially offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Worldwide growth was led by sales gains of the Company's Qualex photofinishing subsidiary along with increased sales of Ektacolor papers, Kodacolor 35mm films, Advantix products and one-time-use cameras.

Sales in the Commercial Imaging segment increased 2%, due to higher unit volumes slightly offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales inside the U.S. increased 2%, due to higher unit volumes. Sales outside the U.S. increased 3%, due to higher unit volumes slightly offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Worldwide growth was led by digital and professional motion imaging products.

Earnings from operations increased 4%, as the benefits of higher unit volumes and manufacturing productivity were partially offset by higher selling, general and administrative activity and lower effective selling prices.

Earnings from operations in the Consumer Imaging segment increased 7%, as the benefits of higher unit volumes and manufacturing productivity were somewhat offset by higher selling, general and administrative expenses and lower effective selling prices. Approximately two-thirds of the increased selling, general and administrative expenses were due to higher advertising expenditures.

Earnings from operations in the Commercial Imaging segment were level, as increases due to higher unit volumes and manufacturing productivity were offset by lower effective selling prices, increased research and development expenditures and the unfavorable effects of foreign currency rate changes.

For the first half of 1996, earnings from equity interests and other revenues increased $17 million primarily due to higher investment earnings. The decrease in the effective tax rate from 37% during the first half of 1995 to the 34% rate during the first half of 1996 was driven by the utilization of certain foreign tax loss carryforwards.

- -------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES

Available cash reserves and cash from operations have been and will be used to complete the $1 billion and $2 billion stock repurchase programs.

Cash flow from operations for the first half of 1996 was $633 million, primarily due to $714 million of net earnings, which included $442 million of non-cash depreciation and amortization expenses; a $310 million increase in inventories and a $166 million increase in receivables. Net cash outflow from investing activities was $470 million for the first half
of 1996, due primarily to capital expenditures of $532 million.   Net cash
outflow from financing activities of $989 million for the first half of 1996 was primarily due to $827 million of stock repurchases and $274 million of dividend payments.

During the second quarter of 1996, a cash dividend of $135 million (40 cents per share) was declared on the Company's common stock, versus $137 million (40 cents per share) a year ago. Total cash dividends declared for the year-to-date periods of 1996 and 1995 amounted to $272 million (80 cents per share) and $273 million (80 cents per share), respectively.

Cash, cash equivalents and marketable securities were $968 million at the end of the second quarter, compared with $1,811 million at year-end 1995. Net working capital at the end of the quarter was $2,249 million, compared with $2,666 million at year-end 1995. Both decreases are primarily attributable to the stock repurchase program.

Projected operating cash flows are expected to be adequate to support normal business operations, planned capital expenditures, the stock repurchase program, and dividend payments in 1996.

Capital additions for the second quarter of 1996 were $282 million compared with $221 million for the second quarter of 1995. For the first half of 1996, capital additions were $532 million versus $459 million a year ago.

- --------------------------------------------------------------------------

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

Three cases that raise essentially the same antitrust issues as ITS are pending (Nationwide, et al v. Eastman Kodak Company, filed March 10, 1995, A-1 Copy Center, et al v. Eastman Kodak Company, filed December 13, 1993, and Broward Microfilm, Inc. v. Eastman Kodak Company, filed February 27, 1996). The Nationwide and A-1 cases are pending in federal district court in San Francisco, while Broward Microfilm is pending in federal district court in Miami. A-1 is a consolidated class action, while Broward Microfilm purports to be a national class action. The complaints in all three cases seek unspecified compensatory and punitive damages. As is the case in ITS, the Company is defending these matters vigorously.

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

In addition to the foregoing environmental action, the Company has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at approximately twenty-five Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have similarly been designated at these sites and, although the law imposes joint and several liability on PRPs, as a practical matter, costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are not expected to be material to the Company's financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

           The 1996 Annual Meeting of Shareholders of Eastman Kodak Company was held on
           May 8.

           A total of 284,546,636 of the Company's shares were present or represented by proxy at the meeting. This represented more than 83% of the Company's shares outstanding.

           The individuals named below were elected to three-year terms as Class III Directors:

           Name                 Votes Received         Votes Withheld

           Richard S. Braddock    281,370,768            3,175,868
           Karlheinz Kaske        280,492,531            4,054,105
           Richard A. Zimmerman   281,404,128            3,142,508

           Martha Layne Collins, George M. C. Fisher, Paul E. Gray, John
           J. Phelan, Jr., Alice F. Emerson, Roberto C. Goizueta and Wilbur J. Prezzano all continue as Directors of the Company.

           The election of Price Waterhouse LLP as independent accountants was ratified, with 283,068,737 shares voting for, 613,668 shares voting against, and
           864,231 shares abstaining.


The shareholder proposal that would require disclosure of environmental liabilities to shareholders was defeated, with 15,242,230 shares voting for, 207,055,657 shares voting against, 20,272,792 shares abstaining, and 39,975,957 non-votes.

The shareholder proposal that would adopt a system of cumulative voting for the purposes of director elections was defeated, with 64,860,051 shares voting for, 173,118,302 shares voting against, 6,592,326 shares abstaining, and 39,975,957 non-votes.

The shareholder proposal that would eliminate certain executive compensation was defeated, with 12,498,200 shares voting for, 225,685,402 shares voting against, 6,387,077 shares abstaining, and 39,975,957 non-votes.


Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 12.

           (b)  Reports on Form 8-K
                No reports on Form 8-K were filed or required to be filed for the quarter ended June 30, 1996.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EASTMAN KODAK COMPANY
                                        (Registrant)



Date    July 31, 1996

                                        David J. FitzPatrick
                                        Vice President and Controller

              Eastman Kodak Company and Subsidiary Companies

           Index to Exhibits and Financial Statement Schedules

                                                            Page No.
Exhibit


    (11) Computation of Earnings Per Common Share             13

    (27) Financial Data Schedule - Submitted with the
         Edgar filing as a second document to this Form 10-Q

                          Eastman Kodak Company and Subsidiary Companies
                                                                             Exhibit (11)
                             Computation of Earnings Per Common Share
                                                   Second Quarter             First Half-Year
                                                   1996      1995              1996      1995
                                                    (in millions, except per share amounts)
Earnings before income taxes                     $  660    $  599            $1,081    $1,014

Provision for income taxes                          220       222               367       375
                                                 ------    ------            ------    ------
  Net Earnings                                   $  440    $  377            $  714    $  639
                                                 ======    ======            ======    ======
Average number of common shares outstanding       338.2     341.2             340.8     340.6
                                                 ------    ------            ------    ------
Earnings per share                               $ 1.30    $ 1.11            $ 2.09    $ 1.88
                                                 ======    ======            ======    ======