Form 10-Q
period 1996-09-30
EASTMAN KODAK CO
filed 1996-10-28
CIK 31235

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                                        FORM 10-Q


           X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1996

                                   or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                         Number of Shares Outstanding at
                Class                           September 30, 1996
     Common Stock, $2.50 par value               333,246,654

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions)                                      Third Quarter             Three Quarters
                                                   1996      1995             1996      1995
REVENUES
  Sales                                          $4,149    $3,813          $11,654   $10,888
  Earnings from equity interests and other
    revenues                                         30        64              173       190
                                                 ------    ------          -------   -------
     TOTAL REVENUES                               4,179     3,877           11,827    11,078
                                                 ------    ------          -------   -------
COSTS
  Cost of goods sold                              2,152     1,987            6,028     5,630
  Selling, general and administrative expenses    1,119     1,037            3,227     3,030
  Research and development costs                    252       244              740       696
  Interest expense                                   20        20               59        58
  Other costs                                        14        77               70       138
                                                 ------    ------          -------   -------
     TOTAL COSTS                                  3,557     3,365           10,124     9,552
                                                 ------    ------          -------   -------
Earnings before income taxes                        622       512            1,703     1,526
Provision for income taxes                          212       174              579       549
                                                 ------    ------          -------   -------
     NET EARNINGS                                $  410    $  338          $ 1,124   $   977
                                                 ======    ======          =======   =======



Earnings per share                               $ 1.22    $  .99          $  3.32   $  2.86


CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Retained earnings at beginning of period         $5,633    $4,838          $ 5,184   $ 4,485
Net earnings                                        410       338            1,124       977
Cash dividends declared                            (134)     (136)            (406)     (409)
Other changes                                        (2)        5                5        (8)
                                                 ------    ------          -------   -------
     RETAINED EARNINGS at end of period          $5,907    $5,045          $ 5,907   $ 5,045
                                                 ======    ======          =======   =======

----------------------------------------------------------------------------------------------
                              See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                     Sept. 30,        Dec. 31,
                                                        1996            1995
(in millions)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                            $   916         $ 1,764
Marketable securities                                     27              47
Receivables                                            3,171           3,145
Inventories                                            1,947           1,660
Deferred income tax charges                              541             520
Other                                                    217             173
                                                     -------         -------
     Total current assets                              6,819           7,309
                                                     -------         -------
PROPERTIES
Land, buildings and equipment at cost                 12,937          12,652
Less: Accumulated depreciation                         7,520           7,275
                                                     -------         -------
     Net properties                                    5,417           5,377
                                                     -------         -------
OTHER ASSETS
Goodwill (net of accumulated
  amortization of $356 and $326)                         504             536
Deferred income tax charges                              337             344
Long-term receivables and other
  noncurrent assets                                      961             911
                                                     -------         -------
     TOTAL ASSETS                                    $14,038         $14,477
                                                     =======         =======
-------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                             $ 3,098         $ 3,327
Short-term borrowings                                    601             586
Taxes-income and other                                   857             567
Dividends payable                                        134             137
Deferred income tax credits                               37              26
                                                     -------         -------
     Total current liabilities                         4,727           4,643

OTHER LIABILITIES
Long-term borrowings                                     564             665
Postemployment liabilities                             3,134           3,247
Other long-term liabilities                              673             704
Deferred income tax credits                              101              97
                                                     -------         -------
     Total liabilities                                 9,199           9,356
                                                     -------         -------
SHAREHOLDERS' EQUITY
Common stock at par*                                     978             974
Additional capital paid in or
   transferred from retained earnings                    907             803
Retained earnings                                      5,907           5,184
Accumulated translation adjustment                        67              93
                                                     -------         -------
                                                       7,859           7,054
Less: Treasury stock at cost*                          3,020           1,933
                                                     -------         -------
     Total shareholders' equity                        4,839           5,121
                                                     -------         -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $14,038         $14,477
                                                     =======         =======

* Common stock: $2.50 par value, 950 million shares authorized, 391 million shares issued as of September 30, 1996 and 390 million shares issued as of December 31, 1995.  Treasury stock at cost consists of approximately 58 million shares at September 30, 1996 and 44 million shares at
December 31, 1995.
-----------------------------------------------------------------------------------------------
                                See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                  Three Quarters
                                                                 1996          1995
(in millions)
Cash flows from operating activities:


Net earnings                                                  $ 1,124       $   977
Adjustments to reconcile above earnings to net cash
 provided by operating activities:
    Depreciation and amortization                                 661           641
    (Benefit) provision for deferred taxes                        (26)           97
    Loss on sale and retirement of properties                      34            39
    (Increase) decrease in receivables                            (61)           50
    Increase in inventories                                      (307)         (424)
    Increase in liabilities excluding borrowings                   39           394
    Other items, net                                              (15)         (335)
                                                              -------       -------
       Total adjustments                                          325           462
                                                              -------       -------
       Net cash provided by operating activities                1,449         1,439
                                                              -------       -------

Cash flows from investing activities:
    Additions to properties                                      (831)         (695)
    Proceeds from sale of properties and investments               66            78
    Marketable securities - sales                                  40            23
    Marketable securities - purchases                             (20)           -
    Payment for purchase of Qualex                                 -           (100)
    Cash flows related to sales of non-imaging
      health businesses                                            (8)       (1,212)
                                                              -------       -------
        Net cash used in investing activities                    (753)       (1,906)
                                                              -------       -------

Cash flows from financing activities:
    Net decrease in commercial paper borrowings
      of 90 days or less                                         (219)         (259)
    Proceeds from other borrowings                              1,224         2,529
    Repayment of other borrowings                              (1,091)       (2,236)
    Dividends to shareholders                                    (409)         (409)
    Exercise of employee stock options                             84            82
    Stock repurchases                                          (1,131)           -
                                                              -------       -------
        Net cash used in financing activities                  (1,542)         (293)
                                                              -------       -------
Effect of exchange rate changes on cash                            (2)            8
                                                              -------       -------

Net decrease in cash and cash equivalents                        (848)         (752)
Cash and cash equivalents, beginning of year                    1,764         2,020
                                                              -------       -------
     Cash and cash equivalents, end of quarter                $   916       $ 1,268
                                                              =======       =======
------------------------------------------------------------------------------------------
                           See Notes to Financial Statements

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




                                    David J. FitzPatrick
                                    Vice President and Controller
                                    October 28, 1996

Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except                    Third Quarter               Three Quarters
earnings per share)                1996      1995    Change      1996      1995   Change
Sales                            $4,149    $3,813     + 9%    $11,654   $10,888    + 7%
Net earnings                        410       338     +21%      1,124       977    +15%
Earnings per share                 1.22       .99     +23%       3.32      2.86    +16%

1996

Sales were $4,149 million for the 1996 third quarter and $11,654 million for the first three quarters. Net earnings were $410 million for the 1996 third quarter ($1.22 per share) and $1,124 million for the first three quarters ($3.32 per share).

During the 1996 second quarter, Kodak concluded a $1 billion share repurchase program and initiated an additional $2 billion repurchase program which is expected to extend over the next two to three years.

On September 9, 1996, Danka Business Systems PLC and Kodak announced that they have signed an agreement for Danka to acquire the sales, marketing, and equipment service operations of Kodak's Office Imaging business, as well as Kodak's facilities management business known as Kodak Imaging Services. In connection with this agreement, Kodak will supply high-volume copiers and printers to Danka. Danka will pay Kodak $684 million in cash and assume certain assets and operating liabilities. Completion of the agreement is subject to approval by Danka shareholders as well as regulatory consents. The parties plan to close the transaction by December 31, 1996. As of December 31, 1995, the unaudited book value of the net assets to be acquired was approximately $800 million. The transaction will result in an estimated book loss of approximately $250 million after tax, which will be recorded at the time of closing, assuming receipt of shareholder approval and regulatory consents.

1995

Sales were $3,813 million for the 1995 third quarter and $10,888 million for the first three quarters. Net earnings were $338 million for the 1995 third quarter ($.99 per share) and $977 million for the first three quarters ($2.86 per share).
------------------------------------------------------------------------------

Sales by Industry Segment
                                        Third Quarter               Three Quarters
(in millions)                      1996      1995    Change      1996      1995  Change
Consumer Imaging
  Inside the U.S.                $  898    $  761     +18%    $ 2,359   $ 2,064   +14%
  Outside the U.S.                1,184     1,078     +10       3,205     2,920   +10
                                 ------    ------     ---     -------   -------   ---
Total Consumer Imaging            2,082     1,839     +13       5,564     4,984   +12
                                 ------    ------     ---     -------    ------   ---
Commercial Imaging
  Inside the U.S.                 1,030       988     + 4       2,994     2,920   + 3
  Outside the U.S.                1,046       995     + 5       3,120     3,009   + 4
                                 ------    ------     ---      ------   -------   ---
Total Commercial Imaging          2,076     1,983     + 5       6,114     5,929   + 3
                                 ------    ------     ---     -------   -------   ---
Deduct Intersegment Sales            (9)       (9)                (24)      (25)
                                 ------    ------     ---     -------   -------   ---
Total Sales                      $4,149    $3,813     + 9%    $11,654   $10,888   + 7%
                                 ======    ======     ===     =======   =======   ===

-----------------------------------------------------------------------------

Earnings from Operations
 by Industry Segment
(in millions)
                                        Third Quarter               Three Quarters
                                   1996      1995*   Change     1996       1995*   Change
Consumer Imaging                  $ 411     $ 399     + 3%    $  994     $  945     + 5%
  Percent of Sales                 19.7%     21.7%              17.9%      19.0%
Commercial Imaging                $ 216     $ 152     +42%    $  664     $  602     +10%
  Percent of Sales                 10.4%      7.7%              10.9%      10.2%
                                  -----     -----     ---     ------     ------     ---
Total Earnings from Operations    $ 627     $ 551     +14%    $1,658     $1,547     + 7%
                                  =====     =====     ===     ======     ======     ===

* Certain amounts have been reclassified to conform with the 1996 presentation.
-------------------------------------------------------------------------------------------

COSTS AND EXPENSES
                                       Third Quarter                Three Quarters
(in millions)                      1996      1995    Change     1996      1995   Change
Gross profit                     $1,997    $1,826     +9%     $5,626    $5,258    +7%
  Percent of Sales                 48.1%     47.9%              48.3%     48.3%
Selling, general and
 administrative expenses         $1,119    $1,037     +8%     $3,227    $3,030    +7%
  Percent of Sales                 27.0%     27.2%              27.7%     27.8%
Research and development costs   $  252    $  244     +3%     $  740    $  696    +6%
  Percent of Sales                  6.1%      6.4%               6.3%      6.4%

-------------------------------------------------------------------------------------------

1996 COMPARED WITH 1995

Third quarter

For the third quarter of 1996, sales increased 9% compared with the third quarter of 1995, primarily due to higher unit volumes, partially offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes.

Sales in the Consumer Imaging segment increased 13%, due to higher unit volumes partially offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Sales inside the U.S. increased 18%, primarily due to higher unit volumes partially offset by lower effective selling prices. Sales outside the U.S. increased 10%, due to higher unit volumes partially offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. All major product lines achieved solid sales growth, led by the Company's Qualex photofinishing subsidiary, Advantix products, color photographic papers and Kodacolor 35mm films.

Sales in the Commercial Imaging segment increased 5%, due to higher unit volumes partially offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales inside the U.S. increased 4%, due to higher unit volumes slightly offset by lower effective selling prices. Sales outside the U.S. increased 5%, with higher unit volumes partially offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Worldwide increases were led by digital and professional motion imaging products.

Earnings from operations increased 14%, as the benefits of higher unit volumes were partially offset by lower effective selling prices and higher selling, general and administrative expenses.

Earnings from operations in the Consumer Imaging segment increased 3%, well below the 13% rate of sales growth. The benefits of higher unit volumes were partially offset by lower effective selling prices and increased selling, general and administrative expenses. The higher selling, general and administrative expenses were primarily attributable to increased advertising and promotional expenditures associated with the summer Olympics. Lower earnings in photofinishing operations outside the U.S. also contributed to the lower rate of earnings growth.

Earnings from operations in the Commercial Imaging segment increased 42% compared with the 5% rate of sales growth. The benefits of higher unit volumes and manufacturing productivity were slightly offset by lower effective selling prices and higher selling, general and administrative expenses. Earnings increases were led by motion picture films, copiers and health imaging products.

For the third quarter of 1996, earnings from equity interests and other revenues decreased due to lower earnings from equity interests and lower gains on sales of capital assets. Other costs decreased due to lower net losses from foreign exchange transactions and the translation of net monetary items in highly inflationary economies. There was no change in the effective tax rate compared with the third quarter of 1995.

Year to date

For the first three quarters of 1996, sales increased 7% compared with the first three quarters of 1995, primarily due to higher unit volumes, partially offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes.

Sales in the Consumer Imaging segment increased 12%, as higher unit volumes were slightly offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Sales inside the U.S. increased 14%, due to higher unit volumes slightly offset by lower effective selling prices. Sales outside the U.S. increased 10%, due to higher unit volumes partially offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Worldwide growth was led by sales gains of the Company's Qualex photofinishing subsidiary along with increased sales of color photographic papers, Advantix products, Kodacolor 35mm films and one-time-use cameras.

Sales in the Commercial Imaging segment increased 3%, due to higher unit volumes somewhat offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales inside the U.S. increased 3% due to higher unit volumes. Sales outside the U.S. increased 4%, due to higher unit volumes somewhat offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Worldwide growth was led by digital and professional motion imaging products.

Earnings from operations increased 7%, as the benefits of higher unit volumes and manufacturing productivity were partially offset by higher advertising and other expenses associated with the introduction of Advantix products and the summer Olympics, lower effective selling prices, unfavorable effects of foreign currency rate changes and increased research and development expenditures.

Earnings from operations in the Consumer Imaging segment increased 5%, as the benefits of higher unit volumes and manufacturing productivity were somewhat offset by higher selling, general and administrative expenses and lower effective selling prices. Approximately sixty percent of the increased selling, general and administrative expenses were due to higher advertising expenditures primarily related to the introduction of Advantix products and the summer Olympics.

Earnings from operations in the Commercial Imaging segment increased 10%, as the benefits of higher unit volumes and manufacturing productivity were partially offset by lower effective selling prices, higher selling, general and administrative expenses, increased research and development expenditures and the unfavorable effects of foreign currency rate changes.

Other costs decreased due to lower net losses from foreign exchange transactions and the translation of net monetary items in highly inflationary economies. The decrease in the effective tax rate from 36% during the first three quarters of 1995 to 34% during the first three quarters of 1996 principally results from the utilization of certain foreign tax loss carryforwards.

------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES

Available cash reserves and cash from operations have been and will be used to complete the $2 billion stock repurchase program.

Cash flow from operations for the first three quarters of 1996 was $1,449 million, primarily due to $1,124 million of net earnings, which included $661 million of non-cash depreciation and amortization expenses, a $307 million increase in inventories and a $61 million increase in receivables. Net cash outflow from investing activities was $753 million for the first three quarters of 1996, due primarily to capital expenditures of $831 million. Net cash outflow from financing activities of $1,542 million for the first three quarters of 1996 was primarily due to $1,131 million of stock repurchases and $409 million of dividend payments.

During the third quarter of 1996, a cash dividend of $134 million (40 cents per share) was declared on the Company's common stock, versus $136 million (40 cents per share) a year ago. Total cash dividends declared for the year-to-date periods of 1996 and 1995 amounted to $406 million ($1.20 per share) and $409 million ($1.20 per share), respectively.

Cash, cash equivalents and marketable securities were $943 million at the end of the third quarter, compared with $1,811 million at year-end 1995. Net working capital at the end of the quarter was $2,092 million, compared with $2,666 million at year-end 1995. Both decreases are primarily attributable to the stock repurchase program.

Projected operating cash flows are expected to be adequate to support normal business operations, planned capital expenditures, the stock repurchase program, and dividend payments in 1996.

Capital additions for the third quarter of 1996 were $299 million compared with $236 million for the third quarter of 1995. For the first three quarters of 1996, capital additions were $831 million versus $695 million a year ago.

------------------------------------------------------------------------------

                        Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In April 1987, the Company was sued in federal district court in San Francisco by a number of independent service organizations who alleged violations of Sections 1 and 2 of the Sherman Act and of various state statutes in the sale by the Company of repair parts for its copier and micrographics equipment (Image Technical Service, Inc. (ITS), et al v. Eastman Kodak Company). The complaint sought unspecified compensatory and punitive damages. Trial began on June 19, 1995 and concluded on September 18, 1995 with a jury verdict for plaintiffs of $23,948,300, before trebling. The Company has appealed the jury's verdict (the appeal was argued in the 9th Circuit on September 19, 1996) and intends to continue to defend this action vigorously.

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

As a participant in the Environmental Protection Agency's (EPA) Toxic Substances Control Act (TSCA) Section 8 (e) Compliance Audit Program, the Company agreed to audit its files for materials which under current EPA guidelines would be subject to notification under Section 8 (e) of TSCA and to pay stipulated penalties for each report submitted under this program. The Company's participation in the Program will conclude in the fourth quarter, with a payment by the Company of a civil penalty of $750,000.

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

           (b)  Reports on Form 8-K
                No reports on Form 8-K were filed or required to be filed for the quarter ended September 30, 1996.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EASTMAN KODAK COMPANY
                                                  (Registrant)




Date    October 28, 1996

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

    (27) Financial Data Schedule, Exhibit (27) - Submitted with the EDGAR filing as a second document to this Form 10-Q

                                                                             Exhibit (11)
                          Eastman Kodak Company and Subsidiary Companies

                             Computation of Earnings Per Common Share
                                                   Third Quarter              Three Quarters
                                                   1996      1995              1996      1995
                                                    (in millions, except per share amounts)
Earnings before income taxes                     $  622    $  512            $1,703    $1,526

Provision for income taxes                          212       174               579       549
                                                 ------    ------            ------    ------
  Net Earnings                                   $  410    $  338            $1,124    $  977
                                                 ======    ======            ======    ======
Average number of common shares outstanding       335.4     342.0             339.0     341.1
                                                 ------    ------            ------    ------
Earnings per share                               $ 1.22    $  .99            $ 3.32    $ 2.86
                                                 ======    ======            ======    ======