Form 10-K
period 1996-12-31
EASTMAN KODAK CO
filed 1997-03-14
CIK 31235

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-K


           X  Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 (No Fee Required)

              For the year ended December 31, 1996 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

At December 31, 1996, 331,841,872 shares of Common Stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the New York Stock Exchange at January 16, 1997) of the voting stock held by nonaffiliates was approximately $28.4 billion.

                                   PART I

ITEM 1.  BUSINESS

Eastman Kodak Company (the Company or Kodak) is engaged primarily in developing, manufacturing and marketing consumer and commercial imaging products. Kodak's sales, earnings and identifiable assets by industry segment for the past three years are shown in Segment Information on page 35.
------------------------------------------------------------------------------

CONSUMER IMAGING SEGMENT

Sales of the Consumer Imaging segment, including intersegment sales, for the past three years were:

(in millions)                               1996       1995       1994

                                          $7,659     $6,830     $5,919

The products of the Consumer Imaging segment are used for capturing, recording or displaying a consumer originated image. For example, traditional amateur photography requires, at a minimum, a camera, film and photofinishing. Photofinishing requires equipment and supplies, including chemicals and paper for prints.

Kodak manufactures and markets various components of imaging systems. For amateur photography, Kodak supplies films, photographic papers, processing services, photographic chemicals, cameras and projectors. Recent imaging products developed by Kodak include new generations of films, cameras (including digital), photographic papers and one-time-use cameras. In early 1996, the Company announced its line-up of Advanced Photo System products encompassing new cameras, films and photofinishing. The Advanced Photo System is a new amateur film format which delivers a variety of new consumer features such as drop-in loading, multiple print size options, index prints, and negatives returned in the cartridge.

Marketing and Competition. Kodak's consumer imaging products and services are distributed worldwide through a variety of channels. Individual products are often used in substantial quantities in more than one market. Most sales of the Consumer Imaging segment are made through retailers. Independent retail outlets selling Kodak amateur products total many thousands. In a few areas abroad, Kodak products are marketed by independent national distributors.

Kodak's advertising programs actively promote its products and services in its various markets, and its principal trademarks, trade dress and corporate symbol are widely used and recognized.

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

-----------------------------------------------------------------------------

COMMERCIAL IMAGING SEGMENT

Sales of the Commercial Imaging segment for the past three years were:

(in millions)                                 1996       1995       1994

                                            $8,340     $8,184     $7,646

The Commercial Imaging segment consists of businesses that serve the imaging and information needs of commercial customers. Products in this segment are used to capture, store, process and display images and information in a variety of forms.

Kodak products for the Commercial Imaging segment include films, photographic papers, photographic plates, chemicals, processing equipment and audiovisual equipment, as well as copiers, graphic arts films, microfilm products, applications software, printers and other business equipment, supplies and service agreements to support these products. These products serve professional photofinishers, professional photographers, customers in the health care industry, and customers in motion picture, television, commercial printing and publishing, office automation, banking, insurance and government markets. Recently introduced commercial imaging products include digital and applied imaging products which capture, store and print images in an electronic format.

On December 31, 1996, the Company and Danka Business Systems PLC (Danka) entered into an agreement for Danka to acquire the sales, marketing and equipment service operations of the Company's copier business as well as the Company's facilities management business known as Kodak Imaging Services.
In connection with this agreement, the Company will supply high-volume copiers and printers to Danka.

Marketing and Competition. Kodak's commercial imaging products and services are distributed through a variety of channels. The Company also sells and leases business equipment directly to users.

Kodak's commercial imaging products and services compete with similar products and services of other small and large companies. Strong competition exists throughout the world in these markets. Kodak's products are continually improved to meet the changing needs and preferences of its customers.

Raw Materials. The raw materials used by the Commercial Imaging segment are many and varied and generally available. Silver is one of the essential materials in photographic film and paper manufacturing. Electronic components represent a significant portion of the cost of the materials used in the manufacture of business equipment.
-----------------------------------------------------------------------------

DISCONTINUED OPERATIONS - HEALTH BUSINESSES

In 1994, the Company divested the following non-imaging health businesses for aggregate gross proceeds of $7,858 million: the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostics Division. The results of these businesses were reported as discontinued operations in 1994. Sales of products of these discontinued health businesses for the year ended December 31, 1994 were $3,175 million.

In 1996, the Company substantially completed negotiations with buyers and filed tax returns associated with the sale of the non-imaging health businesses. As a result of these actions and a further assessment of the liabilities recorded at the time of the sale, the Company recognized a $277 million after-tax benefit in discontinued operations in 1996.

-----------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development. In 1996, $1,028 million (1995 - $935 million; 1994 - $859 million) was expended for research and development for continuing operations. Research and development groups are located principally in the United States in Rochester, New York. Outside the U.S., research and development groups are located principally in Australia, England, France, Japan and Germany. These groups, in close cooperation with manufacturing units and marketing organizations, are constantly developing new products and applications to serve both existing and new markets.

It has been Kodak's general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents where feasible. The ownership of these patents contributes to Kodak's ability to use its inventions but at the same time is accompanied by patent licensing. While in the aggregate Kodak's patents are considered to be of material importance in the operation of its business, the Company does not consider that the patents relating to any single product or process are of material significance when judged from the standpoint of its total business.

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

It is the policy of Eastman Kodak Company to carry out its business activities in a manner consistent with sound health, safety and environmental management practices, and to comply with applicable health, safety and environmental laws and regulations. Kodak continues to engage in a program for environmental protection and control.

Environmental protection is further discussed in Item 3, Legal Proceedings, on page 5, and in the Notes to Financial Statements. Refer to Note 1, Significant Accounting Policies, Environmental Costs, on page 19, and Note
10, Commitments and Contingencies, on page 23.
------------------------------------------------------------------------------

EMPLOYMENT

At the end of 1996, the Company employed 94,800 people, of whom 53,400 were employed in the U.S.
------------------------------------------------------------------------------

Financial information by geographic areas for the past three years is shown in Segment Information on page 34.

------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

The Consumer Imaging segment of Kodak's business in the United States is centered in Rochester, New York, where photographic goods are manufactured. Another manufacturing facility near Windsor, Colorado, also produces sensitized photographic goods. Regional distribution centers are located in various places within the United States.

Consumer imaging manufacturing facilities outside the United States are located in Australia, Brazil, Canada, France, Mexico and England. Kodak maintains marketing and distribution facilities in many parts of the world. The Company also owns processing laboratories in numerous locations worldwide.

Products in the Commercial Imaging segment are manufactured primarily in Rochester, New York and Windsor, Colorado. Manufacturing facilities outside the United States are located in Germany, Mexico, England and Ireland.

The Company owns or leases administrative, manufacturing, marketing and processing facilities in various parts of the world. The leases are for various periods and are generally renewable.

------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

In April 1987, the Company was sued in federal district court in San Francisco by a number of independent service organizations who alleged violations of Sections 1 and 2 of the Sherman Act and of various state statutes in the sale by the Company of repair parts for its copier and micrographics equipment (Image Technical Service, Inc. (ITS), et al v. Eastman Kodak Company). The complaint sought unspecified compensatory and punitive damages. Trial began on June 19, 1995 and concluded on September 18, 1995 with a jury verdict for plaintiffs of $23,948,300, before trebling. The Company's appeal of the jury's verdict was argued in the 9th Circuit Court of Appeals on September 19, 1996, and a decision is awaited. The Company intends to continue to vigorously defend the ITS case.

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

As a participant in the Environmental Protection Agency's (EPA) Toxic Substances Control Act (TSCA) Section 8 (e) Compliance Audit Program, the Company agreed to audit its files for materials which under current EPA guidelines would be subject to notification under Section 8 (e) of TSCA and to pay stipulated penalties for each report submitted under this program. The Company's participation in the Program concluded in the fourth quarter, with the payment by the Company of a civil penalty of $750,000.

The Company has been designated as a potentially responsible party (PRP)
under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at approximately twenty Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have similarly been designated at these sites and, although the law imposes joint and several liability on PRPs, as a practical matter, costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are not expected to be material to the Company's financial position or results of operations.
------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

(as of December 31, 1996)
                                                            Date First Elected
                                                             an          to
                                                          Executive    Present
     Name                Age       Positions Held          Officer      Office

George M. C. Fisher (a)  56   Chairman of the Board,
                              President, Chief
                              Executive Officer and
                              Chief Operating Officer        1993        1995
Joerg D. Agin            54   Senior Vice President          1996        1996
Michael P. Benard        49   Vice President                 1994        1994
David P. Biehn           53   Senior Vice President          1995        1995
Richard T. Bourns        62   Senior Vice President          1988        1990
Daniel A. Carp (b)       48   Executive Vice President and
                              Assistant Chief Operating
                              Officer                        1995        1995
David J. FitzPatrick     42   Controller and
                              Vice President                 1995        1996
Carl E. Gustin, Jr.      45   Senior Vice President          1995        1995
Harry L. Kavetas         59   Chief Financial Officer
                              and Executive Vice President   1994        1994
Carl F. Kohrt            53   Executive Vice President and
                              Assistant Chief Operating
                              Officer                        1995        1995
James W. Meyer           53   Senior Vice President          1994        1994
Michael P. Morley        53   Senior Vice President          1994        1994
Wilbur J. Prezzano (c)   56   Vice Chairman                  1980        1994
Gary P. Van Graafeiland  50   General Counsel and
                              Senior Vice President          1992        1992

(a)  Relinquished the titles of President and COO, effective 1/1/97
(b)  Elected President and COO effective 1/1/97
(c)  Retired 1/1/97

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for more than five years, except Mr. Fisher, who joined the Company on December 1, 1993; Mr. Kavetas, who joined the Company on February 11, 1994; Mr. Gustin, who joined the Company on August 15, 1994; Mr. FitzPatrick, who joined the Company on March 27, 1995; and Mr. Agin, who joined the Company on September 1, 1995. Prior to joining Kodak, Mr. Fisher held executive positions with Motorola, Inc., most recently as Chairman and Chief Executive Officer. Prior to joining Kodak, Mr. Kavetas held executive positions with International Business Machines (IBM) Corporation, most recently as President, Chief Executive Officer and a director of IBM Credit Corporation. Prior to joining Kodak, Mr. Gustin held executive positions with Digital Equipment Corporation, which he joined in 1994, and Apple Computer. Prior to joining Kodak, Mr. FitzPatrick held executive positions with General Motors Corporation, most recently as finance director of the Cadillac/Luxury Car Division. Prior to joining Kodak in 1995, Mr. Agin held executive positions with Universal Studios, most recently as Senior Vice President, New Technology and Business Development. Mr. Agin was previously employed by Eastman Kodak Company, leaving in 1992 from the position of Vice President and General Manager of Motion Picture and Television Imaging to join Universal Studios.

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

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Eastman Kodak Company common stock is principally traded on the New York
Stock Exchange. There were 137,092 shareholders of record of common stock as of December 31, 1996. See Liquidity and Capital Resources, and Market Price Data on pages 10 and 11.
------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 37.

-------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
(in millions, except earnings per share)   1996     Change      1995    Change      1994
Sales from continuing operations        $15,968      + 7%    $14,980    + 10%    $13,557
Earnings from operations before
 extraordinary items:
  Continuing                              1,011      -19       1,252    +126         554
  Discontinued                              277                    -                 269
Net earnings                              1,288      + 3       1,252    +125         557
Earnings per share                         3.82      + 4        3.67    +121        1.66

1996

The Company results for the year included the following (all occurring in the fourth quarter):

    After-tax restructuring costs of $256 million.  Refer to Note 13 on page
    28.

    An after-tax loss of $252 million related to the sale of the Office Imaging business. Refer to Note 2 on page 20.

    After-tax income of $277 million from discontinued operations associated with the sale of the non-imaging health businesses in 1994. Refer to
    Note 3 on page 20.

Excluding these items, net earnings would have been $1,519 million and earnings per share would have been $4.50.

During the 1996 second quarter, Kodak concluded a $1 billion share repurchase program, announced in October 1995, and initiated an additional $2 billion repurchase program.

1995

Earnings included charges of $54 million ($51 million after-tax) for write-offs of intangible assets principally associated with the Health Imaging business.

1994

In 1994, the Company divested the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostics Division for aggregate proceeds of $7.9 billion. These businesses were reported as discontinued operations for 1994. The Company used proceeds from the divestiture, short-term borrowings and cash from operations to extinguish $6,598 million (net carrying amount) of borrowings, $7,800 million (notional amount) of financial instruments, a $292 million master lease program and a $200 million receivable financing program.

Earnings from continuing operations in 1994 included $340 million of pre-tax restructuring costs ($254 million or $.75 per share after-tax), pre-tax incremental charges associated with the review of the carrying value of assets of $65 million and a $110 million pre-tax loss associated with the extinguishment of certain financial instruments. An extraordinary loss of $266 million after-tax ($.79 per share) was also recognized in connection with the reduction of debt and other financial instruments. Earnings from discontinued operations were $269 million ($.80 per share), which was comprised of a net after-tax gain of $350 million realized from the sale of the non-imaging health businesses less an after-tax loss from operations prior to measurement date of $81 million.

DETAILED RESULTS OF OPERATIONS
Sales by Industry Segment                  1996     Change      1995     Change     1994
(in millions)
Sales from Continuing Operations:

Consumer Imaging
    Inside the U.S.                     $ 3,319      +16%    $ 2,854      +18%   $ 2,428
    Outside the U.S.                      4,340      + 9       3,976      +14      3,491
                                        -------      ---     -------      ---    -------
       Total Consumer Imaging             7,659      +12       6,830      +15      5,919
                                        -------      ---     -------      ---    -------
Commercial Imaging
    Inside the U.S.                       4,065        0       4,066      + 3      3,948
    Outside the U.S.                      4,275      + 4       4,118      +11      3,698
                                        -------      ---     -------      ---    -------
       Total Commercial Imaging           8,340      + 2       8,184      + 7      7,646
                                        -------      ---     -------      ---    -------
Deduct: Intersegment Sales                  (31)                 (34)                 (8)
                                        -------      ---     -------      ---    -------
  Total Sales from Continuing
   Operations                           $15,968      + 7%    $14,980      +10%   $13,557
                                        =======      ===     =======      ===    =======


Earnings from Operations by Industry Segment
(in millions)
                                           1996     Change      1995     Change     1994
Earnings from Operations
 from Continuing Operations:

Consumer Imaging                        $ 1,141      - 9%    $ 1,254      +43%   $   878
 Percent of segment sales                  14.9%                18.4%               14.8%

Commercial Imaging                      $   704      + 2%    $   687      +59%   $   431
 Percent of segment sales                   8.4%                 8.4%                5.6%
                                        -------      ---      ------      ---     ------
  Total Earnings from Operations
   from Continuing Operations           $ 1,845      - 5%    $ 1,941      +48%   $ 1,309
                                        =======      ===     =======      ===    =======

Earnings from operations for 1996 are shown after deducting restructuring costs of
$183 million for Consumer Imaging and $175 million for Commercial Imaging.  Earnings from operations for 1994 are shown after deducting restructuring costs of $190 million for
Consumer Imaging and $150 million for Commercial Imaging.

Segment information is reported on pages 33 through 35, Notes to Financial Statements.


1996 COMPARED WITH 1995

Worldwide sales in 1996 were 7% higher than in 1995, primarily due to higher unit volumes. Currency changes against the dollar unfavorably affected sales by $243 million in 1996 compared with 1995.

Consumer Imaging segment sales for the year were up 12%, primarily due to higher unit volumes partially offset by lower effective selling prices and unfavorable effects of foreign currency rate changes. Sales increased both inside and outside the U.S. Strong color film and paper volumes, photofinishing increases in Qualex and sales of Advantix products led the gains.

Commercial Imaging segment sales for the year were up 2%, primarily due to higher unit volumes partially offset by unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales increased outside the U.S., but were level in the U.S. Declines in Office Imaging partially offset strong sales gains by Entertainment Imaging and continued growth in Business Imaging Systems and Digital and Applied Imaging.

Earnings from operations decreased 5%; however, excluding restructuring costs of $358 million, earnings from operations increased 13%, as the benefits of higher unit volumes and manufacturing productivity were somewhat offset by lower effective selling prices and higher advertising expenditures.

Earnings from operations in the Consumer Imaging segment decreased 9%; however, excluding restructuring costs of $183 million, earnings from operations increased 6%, as the benefits of higher unit volumes and manufacturing productivity were partially offset by lower effective selling prices and higher advertising expenditures.

Earnings from operations in the Commercial Imaging segment increased 2%; however, excluding restructuring costs of $175 million, earnings from operations increased 28%, as the benefits of manufacturing productivity and higher unit volumes were somewhat offset by lower effective selling prices, higher research and development expenditures, and unfavorable effects of foreign currency rate changes.

Research and development expenditures were $1,028 million in 1996 and $935 million in 1995. Goodwill charges were $66 million in 1996 and $109 million in 1995. The 1995 figure includes write-offs of intangible assets of $54 million, principally associated with the Health Imaging business. Advertising and sales promotion expenses totaled $1,026 million in 1996 and $840 million in 1995. Other marketing and administrative expenses totaled $3,384 million in 1996 and $3,318 million in 1995.

Earnings from equity interests and other revenues decreased 5%, primarily due to lower income from equity interests. Excluding the $387 million pre-tax loss on the sale of the Office Imaging business from 1996, other costs decreased 54%, mostly due to lower foreign exchange losses.

The effective tax rates were 34% in 1996, excluding restructuring costs and the sale of the Office Imaging business, and 35% in 1995. The lower effective tax rate in 1996 principally results from the utilization of certain foreign tax loss carryforwards.

1995 COMPARED WITH 1994

Worldwide 1995 sales from continuing operations increased 10% compared with 1994, primarily due to higher unit volumes. Excluding sales of the Company's Qualex subsidiary, acquired in August 1994, sales increased 8%, primarily due to higher unit volumes and the favorable effects of foreign currency rate changes. Currency changes against the dollar favorably affected sales by $453 million in 1995 compared with 1994.

Sales for the Consumer Imaging segment increased significantly over 1994. Sales to customers in the U.S. increased substantially over 1994 due to higher volumes and the inclusion of Qualex revenues, whose sales are included in the consolidated totals from August 1994. Prior to August 1994, Qualex's results were recorded using the equity method of accounting. Sales to customers in the U.S., excluding Qualex's sales, increased slightly. Sales to customers outside the U.S. increased significantly from 1994, as good volume gains and the favorable effects of foreign currency rate changes were only partially offset by lower effective selling prices. Worldwide volume increases were led by color papers and films and one-time-use cameras.

Commercial Imaging sales showed a moderate sales increase over 1994. Sales to customers in the U.S. increased 3%, as volume increases were slightly offset by lower effective selling prices. Sales to customers outside the U.S. increased significantly from 1994, as good volume gains and the favorable effects of foreign currency rate changes were slightly offset by lower effective selling prices. Entertainment Imaging and Digital and Applied Imaging led the worldwide sales increases.

Earnings from operations increased 48% from 1994. Excluding 1994 restructuring costs of $340 million, earnings from operations increased 18%.

Consumer Imaging earnings from operations increased 43% (17% excluding 1994 restructuring costs). Earnings benefited from increased unit volumes, productivity gains and the favorable effects of foreign currency rate changes, but were adversely affected by cost escalation, higher levels of marketing and administrative activity and lower effective selling prices.

Commercial Imaging earnings from operations increased 59% (18% excluding 1994 restructuring costs). Earnings benefited from increased unit volumes, productivity gains and the favorable effects of foreign currency rate changes, but were adversely affected by cost escalation, lower effective selling prices, and $54 million of intangible asset write-offs principally associated with the Health Imaging business.

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

Earnings from equity interests and other revenues were $289 million in 1995 compared with $130 million in 1994. The increase in 1995 was primarily due to higher interest income and gains from the sales of capital assets. Interest expense of $78 million in 1995 decreased from $142 million in 1994 due to lower debt levels. Other costs of $210 million in 1995 are essentially level with 1994 after excluding $110 million of 1994 pre-tax charges associated with the extinguishment of certain financial instruments.

The effective tax rates were 35% in 1995 and 39% in 1994, excluding restructuring costs. The lower effective tax rate in 1995 principally results from the utilization of certain foreign tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

During the 1996 second quarter, Kodak concluded a $1 billion share repurchase program, announced in October 1995, and initiated an additional $2 billion repurchase program which is expected to extend over the next two to three years. During 1996, $700 million of shares were purchased to complete the first program, and $623 million of shares have been purchased against the second program.

Cash flow from operations in 1996 was $2,484 million, primarily due to earnings from continuing operations of $1,011 million which included non-cash expenses for depreciation and amortization of $903 million. Net cash outflow from investing activities was $636 million in 1996, due to capital expenditures of $1,341 million, offset by proceeds of $688 million from the sale of the Office Imaging business. Net cash outflow from financing activities in 1996 of $1,833 million was primarily due to $1,323 million of stock repurchases and $539 million of dividend payments.

Total cash dividends (paid on a quarterly basis) of approximately $539 million ($1.60 per share), $547 million ($1.60 per share) and $537 million ($1.60 per share) were declared in 1996, 1995 and 1994, respectively. On January 15, 1997, the Company declared a quarterly cash dividend of $.44 per share, representing an increase of $.04 per share, payable April 1 to shareholders of record, March 3, 1997.

Cash, cash equivalents and marketable securities at year-end 1996 were $1,796 million, a $15 million decrease from the year-end 1995 total of $1,811 million. Net working capital at year-end 1996 decreased to $1,548 million from $2,666 million at year-end 1995. The net change was caused primarily by increases in short-term payables associated with the 1996 restructuring program and sale of the Office Imaging business, as well as decreases in accounts receivable due in part to the sale of the Office Imaging business.

Total short-term and long-term borrowings were $1,100 million at year-end 1996 and $1,251 million at year-end 1995. The Company has access to a $3.5 billion revolving credit facility expiring in November 2001. The Company also has a shelf registration statement for debt securities with an available balance of $2.2 billion.

Capital additions were $599 million and $436 million for the Consumer Imaging segment in 1996 and 1995, respectively, and $742 million and $598 million for the Commercial Imaging segment.

OTHER

The after-tax restructuring charge of $256 million resulted from a plan developed with the primary objective of dealing with infrastructure and operational inefficiencies and redundancies around the world, including actions required as a result of the sale of the Office Imaging business as well as rationalization of the Company's photofinishing operations outside the U.S. The plan will result in the separation of approximately 3,900 people, principally outside the U.S., and is expected to be largely completed in the next twelve months. Approximately two-thirds of the charge relates to separation payments and one-third is for business exits and facility closures.

Kodak is subject to various laws and governmental regulations concerning environmental matters. Refer to Note 10, Commitments and Contingencies, on page 23.

-----------------------------------------------------------------------------------------

MARKET PRICE DATA
                                  1996                                 1995
                   4th Qtr  3rd Qtr  2nd Qtr  1st Qtr   4th Qtr  3rd Qtr  2nd Qtr  1st Qtr
Price per share:
  High             $85      $79-1/8  $80-1/8  $77-7/8   $70-3/8  $64-1/2  $63-3/8  $54-5/8
  Low               75       67       68-5/8   65-1/8    55-5/8   56       51-3/8   47-1/4

--------------------------------------------------------------------------------------------


SUMMARY OF OPERATING DATA

A summary of operating data for 1996 and for the four years prior is shown on page 37.

------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the consolidated financial statements and related notes which appear on pages 13 through 36. These financial statements have been prepared in accordance with generally accepted accounting principles and include certain amounts that are based on management's best estimates and judgments.
  The Company's accounting systems include extensive internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties, and are monitored through a comprehensive internal audit program. The Company's policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner which is above reproach.
  The consolidated financial statements have been audited by Price Waterhouse LLP, independent accountants, who were responsible for conducting their audits in accordance with generally accepted auditing standards. Their resulting report is shown below.
  The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of non-management Board members. The independent accountants and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with the independent accountants and the Director of Corporate Auditing, both privately and with management present, to discuss accounting, auditing and financial reporting matters.



George M. C. Fisher                               Harry L. Kavetas
Chairman and                                      Chief Financial Officer and
Chief Executive Officer                           Executive Vice President
January 15, 1997                                  January 15, 1997


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Eastman Kodak Company

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 38 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Eastman Kodak Company and subsidiary companies at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Rochester, New York
January 15, 1997

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS

                                                      For the Year Ended December 31,
                                                      1996         1995         1994
(in millions, except per share data)
REVENUES
  Sales                                            $15,968      $14,980      $13,557
  Earnings from equity interests and
   other revenues                                      276          289          130
                                                   -------      -------      -------
       TOTAL REVENUES                               16,244       15,269       13,687
                                                   -------      -------      -------
COSTS
  Cost of goods sold                                 8,326        7,962        7,325
  Selling, general and administrative expenses       4,410        4,158        3,711
  Research and development costs                     1,028          935          859
  Interest expense                                      83           78          142
  Restructuring costs                                  358            -          340
  Other costs                                          483          210          308
                                                   -------      -------      -------
       TOTAL COSTS                                  14,688       13,343       12,685
                                                   -------      -------      -------
Earnings from continuing operations
 before income taxes                                 1,556        1,926        1,002

Provision for income taxes from
 continuing operations                                 545          674          448
                                                   -------      -------      -------
Earnings from continuing operations
 before extraordinary items                          1,011        1,252          554

Loss from discontinued operations                        -            -          (81)

Gain on sale of discontinued operations                277            -          350
                                                   -------      -------      -------
Earnings before extraordinary items                  1,288        1,252          823

Extraordinary items                                      -            -         (266)
                                                   -------      -------      -------
       NET EARNINGS                                $ 1,288      $ 1,252      $   557
                                                   =======      =======      =======

Earnings (loss) per share:

From continuing operations before
 extraordinary items                               $  3.00      $  3.67      $  1.65

From discontinued operations                             -            -         (.25)

From sale of discontinued operations                   .82            -         1.05
                                                   -------      -------      -------
Before extraordinary items                            3.82         3.67         2.45

From extraordinary items                                 -            -         (.79)
                                                   -------      -------      -------
Earnings per share                                 $  3.82      $  3.67      $  1.66
                                                   =======      =======      =======




The number of common shares used to compute
 earnings per share amounts was as follows:          337.4        341.5        335.7


The notes on pages 18 through 36 are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)                                              At December 31,
                                                         1996           1995
ASSETS

CURRENT ASSETS
Cash and cash equivalents                             $ 1,777        $ 1,764
Marketable securities                                      19             47
Receivables                                             2,738          3,145
Inventories                                             1,575          1,660
Deferred income tax charges                               644            520
Other                                                     212            173
                                                      -------        -------
      Total current assets                              6,965          7,309
                                                      -------        -------
PROPERTIES
Land, buildings and equipment                          12,585         12,652
Accumulated depreciation                                7,163          7,275
                                                      -------        -------
      Net properties                                    5,422          5,377

OTHER ASSETS
Goodwill (net of accumulated
 amortization of $366 and $326)                           581            536
Long-term receivables and other noncurrent assets       1,238            911
Deferred income tax charges                               232            344
                                                      -------        -------
      TOTAL ASSETS                                    $14,438        $14,477
                                                      =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                              $ 4,116        $ 3,327
Short-term borrowings                                     541            586
Taxes - income and other                                  603            567
Dividends payable                                         133            137
Deferred income tax credits                                24             26
                                                      -------        -------
      Total current liabilities                         5,417          4,643

OTHER LIABILITIES
Long-term borrowings                                      559            665
Postemployment liabilities                              2,967          3,247
Other long-term liabilities                               659            704
Deferred income tax credits                               102             97
                                                      -------        -------
      Total liabilities                                 9,704          9,356
                                                      -------        -------
SHAREHOLDERS' EQUITY
Common stock, par value $2.50 per share,
      950,000,000 shares authorized; issued
      391,292,760 shares in 1996 and
      389,574,619 shares in 1995                          978            974
Additional capital paid in or transferred
 from retained earnings                                   910            803
Retained earnings                                       5,931          5,184
Accumulated translation adjustment                         75             93
                                                      -------        -------
                                                        7,894          7,054
Treasury stock, at cost
59,450,888 shares in 1996 and 43,685,196
 shares in 1995                                         3,160          1,933
                                                      -------        -------
      Total shareholders' equity                        4,734          5,121
                                                      -------        -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $14,438        $14,477
                                                      =======        =======

The notes on pages 18 through 36 are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions, except for number of shares)

                                                               Trans-
                                          Additional           lation
                                  Common   Capital   Retained  Adjust-  Treasury
                                  Stock*   Paid In   Earnings   ments     Stock    Total
 Shareholders' Equity,
  December 31, 1993                $948   $   213    $ 4,469   $(235)   $(2,039)  $ 3,356

Net earnings                          -         -        557       -          -       557
Cash dividends declared               -         -       (537)      -          -      (537)
Retained earnings - other changes     -         -         (4)      -          -        (4)
Common stock issued under
  employee plans (954,000 shares)     2        32          -       -          -        34
Treasury stock issued under
  employee plans (30,000 shares)      -         -          -       -          1         1
Common stock issued for debt
  conversions (6,310,000 shares)     16       252          -       -          -       268
Treasury stock issued for debt
  conversions (1,954,000 shares)      -         4          -       -         81        85
Tax reductions - employee plans       -        14          -       -          -        14
Translation adjustments:
  Continuing operations               -         -          -     186          -       186
  Discontinued operations             -         -          -      57          -        57
                                   ----   -------    -------   -----    -------   -------
 Shareholders' Equity,
  December 31, 1994                 966       515      4,485       8     (1,957)    4,017

Net earnings                          -         -      1,252       -          -     1,252
Cash dividends declared               -         -       (547)      -          -      (547)
Retained earnings - other changes     -         -         (6)      -          -        (6)
Common stock issued under
  employee plans (3,231,000
  shares)                             8       110          -       -          -       118
Treasury stock contribution
  to U.S. pension plan (7,354,000
  shares)                             -       178          -       -        322       500
Treasury stock repurchase
  (4,503,000 shares)                  -         -          -       -       (300)     (300)
Treasury stock issued under
  employee plans (12,000 shares)      -         -          -       -          1         1
Charitable contribution
  (23,000 shares)                     -         -          -       -          1         1
Translation adjustments               -         -          -      85          -        85
                                   ----   -------    -------   -----    -------   -------
 Shareholders' Equity,
  December 31, 1995                 974       803      5,184      93     (1,933)    5,121

Net earnings                          -         -      1,288       -          -     1,288
Cash dividends declared               -         -       (539)      -          -      (539)
Retained earnings - other changes     -         -         (2)      -          -        (2)
Common stock issued under
  employee plans (1,718,141
  shares)                             4        64          -       -          -        68
Treasury stock repurchase
  (17,625,850 shares)                 -         -          -       -     (1,323)   (1,323)
Treasury stock issued under
  employee plans (1,851,710
  shares)                             -       (25)         -       -         96        71
Tax reductions - employee plans       -        68          -       -          -        68
Translation adjustments               -         -          -     (18)         -       (18)
                                   ----   -------    -------   -----    -------   -------
 Shareholders' Equity,
  December 31, 1996                $978   $   910    $ 5,931   $  75    $(3,160)  $ 4,734
 ====                             ======= =======    =====     =======  =======

* There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.

The notes on pages 18 through 36 are an integral part of these financial statements.


Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     For the Year Ended December 31,
                                                     1996          1995         1994
(in millions)
Cash flows from operating activities:
 Earnings from continuing operations
  before extraordinary items                      $ 1,011       $ 1,252      $   554
 Adjustments to reconcile to net cash provided
  by operating activities, excluding the
  effects of dispositions and initial
  consolidation of acquired companies
    Depreciation and amortization                     903           916          903
    Loss on sale of Office Imaging business           387             -            -
    Restructuring costs                               358             -          340
    (Benefit) provision for deferred
     income taxes                                     (17)          283         (126)
    Loss on sale/retirement of properties              65            82          145
    Decrease (increase) in receivables                 15           (42)         169
    (Increase) decrease in inventories               (130)         (148)         151
    Increase (decrease) in liabilities
     excluding borrowings                              18           450         (306)
    Repurchase of receivables program                   -             -         (200)
    Other items, net                                 (126)         (163)          12
                                                  -------       -------      -------
       Total adjustments                            1,473         1,378        1,088
                                                  -------       -------      -------
       Net cash provided by operating activities    2,484         2,630        1,642
                                                  -------       -------      -------
Cash flows from investing activities:
    Additions to properties                        (1,341)       (1,034)      (1,153)
    Proceeds from sale of properties                  124           121           93
    Proceeds from sale of Office Imaging
     business                                         688             -            -
    Acquisitions, net of cash acquired               (128)            -          (48)
    Purchases of shares of Qualex, net of
     cash acquired                                      -          (100)           -
    Cash flows related to sales of non-imaging
     health businesses                                 (7)       (1,411)       7,644
    Sales of marketable securities                     59            48          249
    Purchases of marketable securities                (31)           (4)         (43)
                                                  -------       -------      -------
       Net cash (used in) provided by
        investing activities                         (636)       (2,380)       6,742
                                                  -------       -------      -------
Cash flows from financing activities:
    Net (decrease) increase in borrowings with
     original maturity of 90 days or less            (206)         (106)         124
    Proceeds from other borrowings                  1,529           766           52
    Repayment of other borrowings and certain
     financial instruments                         (1,420)         (440)      (7,650)
    Dividends                                        (539)         (547)        (566)
    Exercise of employee stock options                126           115           34
    Stock repurchase programs                      (1,323)         (300)           -
                                                  -------       -------      -------
       Net cash used in financing activities       (1,833)         (512)      (8,006)
                                                  -------       -------      -------
Effect of exchange rate changes on cash                (2)            6            7
                                                  -------       -------      -------
    Net increase (decrease) in cash and cash
     equivalents                                       13          (256)         385
    Cash and cash equivalents, beginning
     of year                                        1,764         2,020        1,635
                                                  -------       -------      -------
    Cash and cash equivalents, end of year        $ 1,777       $ 1,764      $ 2,020
                                                  =======       =======      =======

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for continuing operations was:

(in millions)                                     1996       1995       1994
Interest, net of portion capitalized of $29,
 $30 and $28                                      $ 78       $ 97       $342

Income taxes                                       275        343        309

The following transactions are not reflected in the Consolidated Statement of Cash Flows:
in 1995, a $500 million stock contribution to the Company's U.S. pension plan, and, in
1994, certain assets acquired and liabilities assumed as a result of the Qualex acquisition and the debentures and notes called by the Company resulting in the Company's common stock being issued.

The notes on pages 18 through 36 are an integral part of these financial statements.


Eastman Kodak Company and Subsidiary Companies
NOTES TO FINANCIAL STATEMENTS

NOTE 1

SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS

Eastman Kodak Company (the Company or Kodak) is engaged primarily in developing, manufacturing, and marketing consumer and commercial imaging products. The Company's products are manufactured in a number of countries in North and South America, Europe, Australia and Asia. The Company's products are marketed and sold in many countries throughout the world.

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

FOREIGN CURRENCY

For most subsidiaries and branches outside the U.S., the local currency is the functional currency and translation adjustments are accumulated in a separate component of shareholders' equity.

For subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, the U.S. dollar is the functional currency and gains and losses that result from translation are included in earnings. The effect from foreign currency translation was a loss of $4 million in 1996, a gain of $14 million in 1995 and a loss of $7 million in 1994.

The Company hedges certain foreign currency transactions and firm foreign currency commitments by entering into forward exchange contracts. Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded currently in earnings. The effects from foreign currency transactions, including related hedging activities, were losses of $37 million in 1996, $76 million in 1995 and $46 million in 1994. Gains and losses related to hedges of firm commitments are deferred and recognized in earnings or as adjustments of carrying amounts when the transaction occurs.

CASH EQUIVALENTS

All highly liquid investments with an original maturity of three months or less at date of purchase are considered to be cash equivalents.

MARKETABLE SECURITIES AND NONCURRENT INVESTMENTS

Investments included in marketable securities of $18 million and $42 million and in long-term receivables and other noncurrent assets of $46 million and $60 million at December 31, 1996 and 1995, respectively, are considered held to maturity. Investments included in marketable securities of $1 million and $5 million and in long-term receivables and other noncurrent assets of $59 million and $55 million at December 31, 1996 and 1995, respectively, are considered available for sale. The maturities of long-term receivables range from 1998 to 2004.

Proceeds from the sale of securities were $59 million in 1996 and $48 million in 1995. No gain or loss was realized from the sale of these securities in 1996 or 1995. Specific identification was used to determine the cost of securities sold.

INVENTORIES

Inventories are valued at cost, which is not in excess of market. The cost of most inventories in the U.S. is determined by the "last-in, first-out"
(LIFO) method. The cost of other inventories is determined by the "first-in, first-out" (FIFO) or average cost method.

PROPERTIES

Properties are recorded at cost reduced by accumulated depreciation. Depreciation expense is provided based on historical cost and estimated useful lives ranging from approximately 5 years to 50 years for buildings and building equipment and 3 years to 20 years for machinery and equipment. The Company generally uses the straight-line method for calculating the provision for depreciation. The Company regularly assesses all of its long-lived assets for impairment, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The impact of adopting SFAS No. 121 in 1996 was not material to the Company's financial position or results of operations.

GOODWILL

Goodwill is charged to earnings on a straight-line basis over the period estimated to be benefited, not exceeding fifteen years for continuing operations. The carrying value of goodwill is assessed periodically based on the expected future cash flows of the asset grouping associated with the goodwill.

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

ADVERTISING

Advertising costs are expensed as incurred and included in "selling, general and administrative expenses." Advertising expenses amounted to $1,026 million, $840 million and $744 million in 1996, 1995 and 1994, respectively.

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

RECLASSIFICATIONS

Certain reclassifications of 1995 and 1994 financial statement and related footnote amounts have been made to conform with the 1996 presentation.


------------------------------------------------------------------------------

NOTE 2

SALE OF ASSETS

On December 31, 1996, Danka Business Systems PLC (Danka) and Kodak entered into an agreement for Danka to acquire the sales, marketing and equipment service operations of Kodak's Office Imaging business, as well as Kodak's facilities management business known as Kodak Imaging Services. In connection with this agreement, Kodak will supply high-volume copiers and printers to Danka. Danka paid Kodak $688 million in cash in exchange for certain assets and the assumption of certain operating liabilities. The book value of net assets sold was $802 million. The Company recorded amounts for employee separation payments, contract termination payments, transaction costs and other significant items. As a result of this transaction, the Company recognized a pre-tax loss of $387 million in other costs. The after-tax loss was $252 million.

------------------------------------------------------------------------------
NOTE 3

DISCONTINUED OPERATIONS

In 1994, the Company sold the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostics Division. The Company received $7,858 million in proceeds from the sale of these businesses. The results of these businesses were reported as discontinued operations in 1994. Summarized results of these businesses, including allocations of interest expense, in 1994 included sales of $3,175 million, a loss from the measurement date to the disposal date of $77 million ($86 million pre-tax), a gain on the sale of businesses of $1,933 million before income taxes of $1,506 million and an after-tax loss prior to measurement date of $81 million ($84 million pre-tax).

In computing the net gain from discontinued operations, the Company recorded amounts for environmental exposures, product liabilities, buyer indemnifications, purchase price adjustments, taxes and other significant items based on the best estimates available at the time the transactions occurred. The Company has substantially completed negotiations with buyers and filed tax returns associated with the sale of the non-imaging health businesses. As a result of these actions and a further assessment of the liabilities recorded at the time of the sale, the Company recognized a $277 million after-tax benefit in discontinued operations in 1996, the primary component of which is income and other taxes. While the remaining balances included in these reserves are believed to be appropriate based on management's current judgments, changes could occur as audits and other activities related to these transactions are completed.

------------------------------------------------------------------------------

NOTE 4

RECEIVABLES
(in millions)
                                                      1996          1995

Trade receivables                                   $2,340        $2,722
Miscellaneous receivables                              398           423
                                                    ------        ------
  Total (net of allowances of $90 and $104)         $2,738        $3,145
                                                    ======        ======

The Company sells to customers in a variety of industries, markets and geographies around the world. Receivables arising from these sales are generally not collateralized. Adequate provisions have been recorded for uncollectible receivables. There are no significant concentrations of credit risk.

------------------------------------------------------------------------------

NOTE 5

INVENTORIES
(in millions)                                            1996          1995


  At FIFO or average cost (approximates current cost)

          Finished goods                               $1,072        $1,193
          Work in process                                 587           592
          Raw materials and supplies                      505           519
                                                       ------        ------
                                                        2,164         2,304
          LIFO reserve                                   (589)         (644)
                                                       ------        ------

            Total                                      $1,575        $1,660
                                                       ======        ======

Inventories valued on the LIFO method are approximately 50 percent and 60 percent of total inventories in 1996 and 1995, respectively.
------------------------------------------------------------------------------


NOTE 6

PROPERTIES
(in millions)                                             1996          1995

  Land                                                 $   193       $   208
  Buildings and building equipment                       2,788         2,798
  Machinery and equipment                                8,996         9,294
  Construction in progress                                 608           352
                                                       -------       -------
                                                        12,585        12,652
  Accumulated depreciation                              (7,163)       (7,275)
                                                       -------       -------
     Net properties                                    $ 5,422       $ 5,377
                                                       =======       =======

--------------------------------------------------------------------------------

NOTE 7

PAYABLES AND SHORT-TERM BORROWINGS
(in millions)                                            1996          1995

Trade creditors                                        $  966        $  799
Accrued advertising and promotional expenses              279           252
Accrued vacation                                          271           313
Wage dividend and Company payments under
  Employees' Savings and Investment Plan                  134           180
Other employment-related liabilities                      476           372
Restructuring programs                                    379           213
Liabilities related to sale of Office Imaging
 business                                                 384             -
Liabilities related to sale of non-imaging
 health businesses                                        152           201
Other                                                   1,075           997
                                                       ------        ------
     Total payables                                    $4,116        $3,327
                                                       ======        ======

Short-term bank borrowings, primarily by subsidiaries outside the U.S., totaled $296 million at year-end 1996 and $586 million at year-end 1995. The weighted average interest rate was 7.0% in 1996 and 4.7% in 1995.

The Company has a $3,500 million unused revolving credit facility established in 1996 and expiring in November 2001 which is available to support the Company's commercial paper program and for general corporate purposes. If unused, it has a commitment fee of $1.9 million per year. Interest on amounts borrowed under this facility is calculated at rates based on spreads above certain reference rates. The Company also has a shelf registration statement for debt securities with an available balance of $2,200 million.

------------------------------------------------------------------------------

NOTE 8

LONG-TERM BORROWINGS
(in millions)

                                       Maturity
Description                              Dates              1996      1995


Notes:
 7.25% - 8.55%                         1997 - 2003          $433      $433
 9.38% - 9.5%                          2003 - 2008           178       178


Debentures:
 9.2% - 9.95%                          2018 - 2021            13        13


Other
 1.6% - 18.5%                          1998 - 2011           180        41
                                                            ----      ----
                                                             804       665
Current maturities                                          (245)        -
                                                            ----      ----
   Total                                                    $559      $665
                                                            ====      ====

Annual maturities (in millions) of long-term borrowings outstanding at December 31, 1996 are as follows: 1997: $245; 1998: $68; 1999: $104; 2000:
$29; 2001: $26; and 2002 and beyond: $332.

------------------------------------------------------------------------------


NOTE 9

OTHER LONG-TERM LIABILITIES
(in millions)
                                                             1996      1995

Deferred compensation                                        $179      $124
Liabilities related to sale
 of non-imaging health businesses                             245       259
Other                                                         235       321
                                                             ----      ----
   Total                                                     $659      $704
                                                             ====      ====

--------------------------------------------------------------------------------

NOTE 10

COMMITMENTS AND CONTINGENCIES

Expenditures for pollution prevention and waste treatment for continuing operations at various manufacturing facilities were as follows:

                                    1996     1995     1994
(in millions)

Recurring costs for managing
 hazardous substances and
 pollution                          $ 76     $ 72     $ 83
Capital expenditures to limit
 or monitor hazardous substances
 and pollutants                       37       31       36

Site remediation costs                 3        3        3
                                    ----     ----     ----

     Total                          $116     $106     $122
                                    ====     ====     ====

At December 31, 1996 and 1995, the Company's accrued liabilities for environmental remediation costs amounted to $106 million and $114 million, respectively.

The Company expects these recurring and remediation costs and capital expenditures to increase in the future. It is not expected that these costs will have an impact materially different from 1996's environmental expenditures on the Company's financial position, results of operations, cash flows or competitive position.

In October 1994, the Company, the Environmental Protection Agency (EPA), and the U.S. Department of Justice announced the settlement of a civil complaint alleging noncompliance by the Company with federal environmental regulations at the Company's Kodak Park manufacturing site in Rochester, New York. The Company paid a penalty of $5 million. A Consent Decree was signed under which the Company is subject to a Compliance Schedule by which the Company will improve its waste characterization procedures, upgrade one of its incinerators, and evaluate and upgrade its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $70 million over the next seven years. These expenditures are capital in nature.

The Company has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at approximately twenty Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have similarly been designated at these sites and, although the law imposes joint and several liability on PRPs, as a practical matter, costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial position or results of operations.

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

The Clean Air Act Amendments were enacted in 1990. Expenditures to comply with the Clean Air Act implementing regulations issued to date have not been material and have been primarily capital in nature. Future capital expenditures cannot be reasonably estimated at the present time, as certain of the regulations of this Act have not been issued.

The Company has retained certain obligations for environmental remediation matters related to the non-imaging health businesses sold in 1994. Actions to fulfill these obligations are not expected to be completed in the near term and costs related to the obligations are included in remediation accruals recorded at December 31, 1996.

The Company has entered into agreements with several companies to provide the Company with products and services to be used in its normal operations. The minimum payments for these agreements are approximately $94 million in 1997, $88 million in 1998, $79 million in 1999, $62 million in 2000, $12 million in 2001 and $12 million in 2002 and thereafter.

The Company has also guaranteed debt and other obligations under agreements with certain affiliated companies and customers. At December 31, 1996, these guarantees totaled approximately $143 million. The Company does not expect that these guarantees will have a material impact on the Company's future financial position or results of operations.

The Company has issued letters of credit in lieu of making security deposits to insure the payment of possible Workers' Compensation claims.

Rental expense, net of minor sublease income, amounted to $242 million in 1996 and $189 million in both 1995 and 1994. The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $188 million in 1997, $153 million in 1998, $120 million in 1999, $92 million in 2000, $76 million in 2001 and $103 million in 2002 and thereafter.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations.

------------------------------------------------------------------------------

NOTE 11

FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and the estimated fair values of financial instruments at December 31, 1996 and 1995; ( ) denotes liabilities:

                                    1996                      1995
(in millions)
                             Carrying     Fair          Carrying     Fair
                              Amount      Value          Amount      Value

Marketable securities:
  Current                    $  19         $ 19         $  47        $47

  Long-term                     46           46            60         60

Other investments               59           78            55         55

Long-term borrowings          (559)        (598)         (665)      (716)

Foreign currency swaps held      -            -           (66)       (66)



The fair values of long-term borrowings were determined by reference to quoted market prices or by obtaining quotes from dealers. Marketable securities and other investments are valued at quoted market prices, except for $31 million and $34 million of equity investments included in other investments at December 31, 1996 and 1995, respectively, which are reflected at their carrying value because it is not practical to estimate fair value as quoted market prices do not exist. The fair values for the remaining financial instruments in the above table are based on dealer quotes and reflect the estimated amounts the Company would pay or receive to terminate the contracts. The carrying values of cash and cash equivalents, receivables, short-term borrowings and payables approximate their fair values.

The Company, as a result of its global operating and financial activities, is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rates and foreign currency exchange rates through its regular operating and financing activities. In certain instances, the Company manages exposures to foreign currency exchange rate changes through foreign currency forward agreements with third parties. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

The table below summarizes by major currency the notional amounts of foreign currency forward contracts in U.S. dollars. Foreign currency amounts are translated at rates current at the reporting date. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. Substantially all of the Company's foreign currency forward agreements will mature during 1997.


                                    1996                      1995
(in millions)
                              Buy         Sell           Buy       Sell

British pound                 $  -        $131           $  -      $127
Australian dollar                -          68              -         -
French franc                    82           -             35         -
Spanish peseta                   -          61              -        12
Swiss franc                     55           -             61         -
Others                          91         201             58         7
                              ----        ----           ----      ----
     Total                    $228        $461           $154      $146
                              ====        ====           ====      ====


The Company's financial instrument counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk through specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts.
 -----------------------------------------------------------------------------
-

NOTE 12

INCOME TAXES

The components of earnings from continuing operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

(in millions)                                     1996            1995            1994
Earnings before income taxes
  U.S.                                          $1,125          $1,262          $  740
  Outside the U.S.                                 431             664             262
                                                ------          ------          ------
       Total                                    $1,556          $1,926          $1,002
                                                ======          ======          ======
U.S. income taxes
  Current provision                             $  286          $  167          $  339
  Deferred provision (benefit)                       7             224            (116)
Income taxes outside the U.S.
  Current provision                                231             200             170
  Deferred (benefit) provision                     (36)             30              (2)
State and other income taxes
  Current provision                                 45              24              65
  Deferred provision (benefit)                      12              29              (8)
                                                ------          ------          ------
       Total                                    $  545          $  674          $  448
                                                ======          ======          ======

The components of earnings from consolidated operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

                                                  1996            1995            1994
(in millions)
Earnings before income taxes
  U.S.                                          $1,190          $1,262          $1,787
  Outside the U.S.                                 431             664             623
                                                ------          ------          ------
       Total                                    $1,621          $1,926          $2,410
                                                ======          ======          ======

U.S. income taxes
  Current provision                             $  206          $  167          $1,430
  Deferred provision (benefit)                      15             224            (293)
Income taxes outside the U.S.
  Current provision                                231             200             369
  Deferred (benefit) provision                     (36)             30              (3)
State and other income taxes
  Current (benefit) provision                      (95)             24             358
  Deferred provision (benefit)                      12              29              (8)
                                                ------          ------          ------
       Total                                    $  333          $  674          $1,853
                                                ======          ======          ======
The components of consolidated income
 taxes were as follows:

Continuing operations                           $  545          $  674          $  448
Discontinued operations                           (212)              -           1,506
Extraordinary items                                  -               -            (101)
                                                ------          ------          ------
       Total                                    $  333          $  674          $1,853
                                                ======          ======          ======


The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for continuing operations were as follows:

(in millions)                                    1996             1995            1994
Amount computed using the statutory rate         $545             $674            $351
Increase (reduction) in taxes resulting from:
  State and other income taxes                     37               34              37
  Goodwill amortization                            21               38              26
  Export sales and manufacturing credits          (41)             (37)            (22)
  Operations outside the U.S.                       6              (34)             43
  Other, net                                      (23)              (1)             13
                                                 ----             ----            ----
       Provision for income taxes                $545             $674            $448
                                                 ====             ====            ====

The significant components of deferred tax assets and liabilities were as follows:

(in millions)
                                                 1996              1995
Deferred tax assets
  Postemployment obligations                   $1,190            $1,208
  Restructuring programs                          178               140
  Inventories                                     109                93
  Tax loss carryforwards                          128               185
  Other                                           744               691
                                               ------            ------
                                                2,349             2,317
  Valuation allowance                            (128)             (185)
                                               ------            ------
       Total                                   $2,221            $2,132
                                               ======            ======
Deferred tax liabilities
  Depreciation                                 $  678            $  662
  U.S. pension income                              77                 -
  Leasing                                         349               385
  Other                                           367               344
                                               ------            ------
       Total                                   $1,471            $1,391
                                               ======            ======

The valuation allowance is primarily attributable to certain net operating loss carryforwards outside the U.S. A majority of the net operating loss carryforwards are subject to a five-year expiration period.

Retained earnings of subsidiary companies outside the U.S. were approximately $1,466 million and $1,924 million at December 31, 1996 and 1995, respectively. Retained earnings at December 31, 1996 are considered to be reinvested indefinitely. If remitted, they would be substantially free of additional tax. It is not practicable to determine the deferred tax liability for temporary differences related to these retained earnings.

------------------------------------------------------------------------------

NOTE 13

RESTRUCTURING COSTS

1996 Restructuring Program

In December 1996, the Company committed to implement a restructuring program and recorded a pre-tax provision of $358 million ($256 million after-tax).
In addition, $20 million of reserves from the 1993 restructuring program will be utilized for actions associated with the 1996 program. The principal purpose of the program is to eliminate infrastructure and operational inefficiencies and redundancies throughout the Company by taking actions to separate personnel, close facilities and exit from non-strategic businesses. A portion of the program includes the restructuring of retail and wholesale photofinishing operations, primarily outside the U.S. Additionally, the plan addressed certain infrastructure activities which supported the Office Imaging business, which was sold to Danka Business Systems PLC.

This program will result in the separation of 3,900 employees worldwide at a cost of $260 million. Approximately 1,200 of the separations are expected to occur in the U.S. and 2,700 outside the U.S. Separations by functional area are as follows: 2,400 administrative and marketing, 1,300 services including photofinishing and 200 manufacturing. Most of the separations are expected to be completed by the end of 1997. Approximately $118 million of the restructuring costs relate to business exits and facility closures. No significant amounts have been utilized in 1996.


1994 Restructuring Program

The Company recorded a pre-tax restructuring provision of $340 million in 1994 for severance and other termination benefits and exit costs related to the realignment of the Company's worldwide manufacturing, marketing, administrative and photofinishing operations. In addition, $50 million of reserves from the 1993 restructuring program were utilized for these actions. At December 31, 1996, substantially all of the personnel had been terminated with approximately $60 million, $260 million, and $30 million being paid in 1996, 1995 and 1994, respectively. These amounts were spent substantially according to plan. The remaining accrual balance at December 31, 1996, in the amount of $40 million, will primarily provide for severance, non-cancelable lease payments and business exit costs.

------------------------------------------------------------------------------

NOTE 14

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

Retirement benefits earned by employees prior to January 1, 1996, are based on a point system. Retirement benefits earned by employees subsequent to
December 31, 1995, are based on age and years of service.   The benefit
formula used to calculate the actual benefit dollars paid to an individual once retired has not changed as a result of these new plan provisions.

The benefit obligations for KRIP include amounts for employees who retired from Eastman Chemical Company (ECC) on or before December 31, 1993, the date ECC was spun off from the Company. Benefit obligations of all other ECC employees were transferred to ECC as part of the spin-off agreement. The benefit obligation of KRIP excludes amounts for all employees (both retired and active) of the non-imaging health businesses sold in 1994 because those obligations were transferred to the buyers of the non-imaging health businesses. The market value of assets of KRIP reflect the Company's estimates of assets held for employees in continuing operations only. The transfer of assets from the KRIP trust fund to ECC and the buyers of the non-imaging health businesses was not completed as of December 31, 1996. The Company anticipates the transfer of assets to ECC to be completed in 1997, with the non-imaging health businesses to follow. The Company retained the obligation for employees of the Office Imaging sales, marketing and equipment service functions and recorded a $12 million curtailment loss in 1996 as a result of the sale of this business.

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


Total pension expense for all plans included the following:

(in millions)
                                           1996              1995             1994
                                              Non-              Non-             Non-
                                       U.S.   U.S.       U.S.   U.S.      U.S.   U.S.
Major Plans:

   Service cost                       $ 131   $  42     $ 110   $  21    $ 120   $ 19
   Interest cost                        476     112       480      81      470     77
   Actual return on plan assets      (1,069)   (141)     (834)   (153)      50    (46)
   Net deferral and amortization        519      22       288      76     (590)   (24)
                                      -----   -----     -----   -----    -----   ----
   Net pension expense                   57      35        44      25       50     26
Other U.S. and non-U.S. plans             7      65         6      71        0     57
                                      -----   -----     -----   -----    -----   ----
Total pension expense                 $  64   $ 100     $  50   $  96    $  50   $ 83
                                      =====   =====     =====   =====    =====   ====

The funded status of Major Plans was as follows:
(in millions)
                                                                 At December 31,
                                                             1996             1995
                                                                 Non-             Non-
                                                         U.S.    U.S.     U.S.    U.S.


Actuarial present value of benefit obligations
  Vested benefits                                      $5,159  $1,353   $5,238  $  962
                                                       ======  ======   ======  ======
  Accumulated benefits                                 $5,477  $1,385   $5,522  $  985
                                                       ======  ======   ======  ======
  Projected benefits                                   $6,425  $1,515   $6,586  $1,066

Market value of assets                                  6,709   1,618    6,070     992
                                                       ------  ------   ------  ------
Projected benefits (less than) in excess of
 plan assets                                             (284)   (103)     516      74

Unrecognized net (loss) gain                              (90)     21     (828)   (102)

Unrecognized net transition asset                         398      64      464      58

Unrecognized prior service cost                          (134)    (49)    (163)    (57)
                                                       ------  ------   ------  ------
Prepaid pension expense                                $ (110) $  (67)  $  (11) $  (27)
                                                       ======  ======   ======  ======

The weighted assumptions used to compute pension amounts for Major Plans were as follows:

                                                                  December 31,
                                                             1996             1995
                                                                 Non-             Non-
                                                         U.S.    U.S.     U.S.    U.S.

Discount rate                                            7.5%    7.9%     7.25%   8.2%
Salary increase rate                                     4.5%    4.4%     4.5%    5.4%
Long-term rate of return on plan assets                  9.5%    9.0%     9.5%    9.6%

The annual cost of postretirement employee benefits is based on assumed discount rates. These rates are set relative to the general level of interest rates in the economy. As a result, significant year-to-year changes in interest rates can cause material year-to-year changes in assumed discount rates and employee benefit liabilities and costs based on those rates.

The Company also sponsors an unfunded plan for certain U.S. employees (primarily executives). The benefits of this plan are obtained by applying KRIP provisions to all compensation, including compensation currently being deferred, and without regard to the legislated qualified plan maximums, reduced by benefits under KRIP. At December 31, 1996 and 1995, the projected benefit obligations of this plan amounted to $197 million and $159 million, respectively. The Company had recorded long-term liabilities at those dates of $179 million and $143 million, respectively. Pension expense recorded in 1996, 1995 and 1994 related to this plan was $24 million, $17 million and $17 million, respectively.

------------------------------------------------------------------------------

NOTE 15

NONPENSION POSTRETIREMENT BENEFITS

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

Net nonpension postretirement benefit cost includes the following:

(in millions)
                                     1996      1995      1994

Service cost                        $  25     $  23     $  26
Interest cost                         166       183       192
Net deferral and amortization         (62)      (58)      (35)
                                    -----     -----     -----
Net postretirement
 benefit cost                       $ 129     $ 148     $ 183
                                    =====     =====     =====

The total obligation and amount recognized in the Consolidated Statement of Financial Position at December 31, 1996 and 1995, were as follows:

(in millions)
                                      1996      1995

Accumulated postretirement
 benefit obligation
    Retirees                        $1,801    $1,994
    Fully eligible active plan
     participants                       31        38
    Other active plan participants     449       566
                                    ------    ------
Total obligation                     2,281     2,598

Unrecognized net loss                 (278)     (465)
Unrecognized negative plan
 amendment                             779       781
                                    ------    ------
Accrued postretirement
 benefit obligation                 $2,782    $2,914
                                    ======    ======

To estimate this obligation, health care costs were assumed to increase 8% in 1997 with the rate of increase declining to an ultimate trend of 5% in 2002. If the health care cost trend rates were increased by one percentage point, the accumulated postretirement benefit obligation, as of December 31, 1996, would increase by approximately $90 million while the net postretirement benefit cost for the year then ended would increase by approximately $9 million. The discount rates utilized to measure the obligation at December 31, 1996 and 1995, were 7.5% and 7.25%, respectively. The annual costs of employee benefits related to postretirement are based on assumed discount rates set relative to the general level of interest rates in the economy. As a result, significant year-to-year changes in interest rates can cause material year-to-year changes in assumed discount rates and employee benefit liabilities and costs based on these rates. The Company recorded a $97 million curtailment gain in 1996 as a result of the sale of the Office
Imaging business, which is included in the loss on the sale.
------------------------------------------------------------------------------

NOTE 16

STOCK OPTION AND COMPENSATION PLANS

The Company's stock incentive plans consist of the 1995 Omnibus Long-Term Compensation Plan (the 1995 Plan), the 1990 Omnibus Long-Term Compensation Plan (the 1990 Plan) and the 1985 Stock Option Plan (the 1985 Plan). The Plans are administered by the Executive Compensation and Development Committee of the Board of Directors.

Under the 1995 Plan, 16 million shares of the Company's common stock may be granted to a variety of employees between February 1, 1995 and December 31, 1999. Option prices are not less than 100 percent of the per share fair market value on the date of grant, and the options generally expire 10 years from the dates of grant, but may expire sooner if the optionee's employment terminates. The 1995 Plan also provides for Stock Appreciation Rights (SARs) to be granted, either in tandem with options or freestanding. SARs allow optionees to receive payment equal to the difference between the Company's stock market price on grant date and exercise date. At December 31, 1996, 346,650 freestanding SARs were outstanding at option prices ranging from $56.31 to $83.19.

Under the 1990 Plan, 16 million shares of the Company's common stock could be granted to key employees between February 1, 1990 and January 31, 1995. Option prices could not be less than 50 percent of the per share fair market value on the date of grant; however, no options below fair market value were granted. The options generally expire 10 years from the dates of grant, but may expire sooner if the optionee's employment terminates. The 1990 Plan also provided that options with dividend equivalents, tandem SARs and freestanding SARs could be granted. At December 31, 1996, 113,702 tandem SARs and 260,931 freestanding SARs were outstanding at option prices ranging from $31.45 to $44.50.

Under the 1985 Plan, approximately 1.7 million options, 181,860 tandem SARs and 34,900 freestanding SARs were outstanding at December 31, 1996, at option prices ranging from $33.79 to $39.53. The 1985 Plan terms are similar to the 1995 Plan terms.

Further information relating to options is as follows:

                                              Shares          Range of Price
                                           Under Option         Per Share

Outstanding on December 31, 1995            21,198,746        $30.25 - $69.50
Granted                                      3,359,338        $68.00 - $83.44
Exercised                                    3,410,660        $30.25 - $71.81
Terminated, Canceled or Surrendered            292,986        $31.45 - $75.69
Outstanding on December 31, 1996            20,854,438        $30.25 - $83.44
Exercisable on December 31, 1996            15,103,173        $30.25 - $69.50


The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), in accounting for employee stock options. Accordingly, no compensation expense has been recognized for stock option plans.

Pro forma net earnings and earnings per share information, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for employee stock options under SFAS No. 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: dividend yields of 2.25% and 3%; volatility factors of the expected market price of the Company's common stock of 25%; an expected option life of 7 years; and the 7 year U.S. treasury interest rate on the grant dates. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (3 years). The Company's pro forma information follows:

(in millions, except per share data)              1996            1995

Pro Forma Net Earnings                          $1,262          $1,242

Pro Forma Earnings Per Share                    $ 3.74          $ 3.64

This disclosure is not likely to be representative of the effects on reported net earnings for future years, because options vest over three years and additional awards generally are made each year.

The weighted-average fair value of options granted was $22.84 and $17.43 for 1996 and 1995, respectively.

The Company recognized compensation expense of $31 million, $70 million and $10 million related to stock-based employee compensation awards in 1996, 1995 and 1994, respectively.

------------------------------------------------------------------------------
NOTE 17

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

The parent company's equity in the net assets of subsidiaries outside the U.S. was as follows:

(in millions)                        1996           1995           1994

Net assets                         $2,927         $2,980         $3,057
                                   ======         ======         ======

SEGMENT INFORMATION (continued)
Financial information by geographic areas is as follows:


                               Europe,             Canada
                                         Middle                &
                               United     East       Asia     Latin    Elimi-   Consol-
(in millions)                  States    & Africa* Pacific*  America  nations   idated

1996
Sales to customers             $ 7,453   $4,664    $2,453    $1,398             $15,968
Transfers among geographic
 areas                           3,065      228        79       632   $(4,004)       -
                               -------   ------    ------    ------   -------   -------
   Total sales                 $10,518   $4,892    $2,532    $2,030   $(4,004)  $15,968
                               =======   ======    ======    ======   =======   =======
Earnings from operations       $ 1,173   $  497    $   96    $   79   $     -   $ 1,845
                               =======   ======    ======    ======   =======   =======
Assets by geographic areas     $ 9,162   $3,036    $1,543    $1,161   $  (464)  $14,438
                               =======   ======    ======    ======   =======   =======



1995
Sales to customers             $ 6,978   $4,391    $2,286    $1,325             $14,980
Transfers among geographic
 areas                           2,725      229        74       555   $(3,583)       -
                               -------   ------    ------    ------   -------   -------
   Total sales                 $ 9,703   $4,620    $2,360    $1,880   $(3,583)  $14,980
                               =======   ======    ======    ======   =======   =======
Earnings from operations       $ 1,153   $  499    $  152    $  137   $     -   $ 1,941
                               =======   ======    ======    ======   =======   =======
Assets by geographic areas     $ 9,266   $3,036    $1,624    $1,354   $  (803)  $14,477
                               =======   ======    ======    ======   =======   =======



1994
Sales to customers from
 continuing operations         $ 6,434   $3,832    $2,025    $1,266             $13,557
Transfers among geographic
 areas                           2,547      277       117       456   $(3,397)       -
                               -------   ------    ------    ------   -------   -------
   Total sales                 $ 8,981   $4,109    $2,142    $1,722   $(3,397)  $13,557
                               =======   ======    ======    ======   =======   =======
Earnings (loss) from
 operations from continuing
  operations                   $   884   $  315    $  (17)   $  130   $    (3)  $ 1,309
                               =======   ======    ======    ======   =======   =======
Assets by geographic areas     $10,131   $3,154    $1,658    $1,342   $(1,317)  $14,968
                               =======   ======    ======    ======   =======   =======

*  Financial information for the Middle East and Africa is now shown with Europe instead of with Asia Pacific.  1994 and 1995 data have been restated to conform to the 1996 presentation.

SEGMENT INFORMATION (continued)
(in millions)                                        1996           1995           1994
Sales from continuing operations,
 including intersegment sales
  Consumer Imaging                                $ 7,659        $ 6,830        $ 5,919
  Commercial Imaging                                8,340          8,184          7,646
Intersegment sales                                    (31)           (34)            (8)
                                                  -------        -------        -------
    Total sales from continuing operations        $15,968        $14,980        $13,557
                                                  =======        =======        =======
Earnings from operations from
 continuing operations (1)
  Consumer Imaging                                $ 1,141        $ 1,254        $   878
  Commercial Imaging                                  704            687            431
                                                  -------        -------        -------
    Total earnings from operations
      from continuing operations                    1,845          1,941          1,309

Other revenues and charges
  Consumer Imaging                                     51             35            (78)
  Commercial Imaging                                 (316)           (36)          (115)
  Corporate                                            59             64             28
  Interest expense                                     83             78            142
                                                  -------        -------        -------
    Earnings before income taxes                  $ 1,556        $ 1,926        $ 1,002
                                                  =======        =======        =======
Assets
  Consumer Imaging                                $ 5,846        $ 4,913        $ 4,873
  Commercial Imaging                                5,921          6,889          6,811
  Corporate                                         2,671          2,675          3,284
                                                  -------        -------        -------
    Total assets at year end                      $14,438        $14,477        $14,968
                                                  =======        =======        =======
Depreciation expense
  Consumer Imaging                                $   344        $   311        $   335
  Commercial Imaging                                  493            496            501
                                                  -------        -------        -------
    Total depreciation expense                    $   837        $   807        $   836
                                                  =======        =======        =======
Amortization of goodwill
  Consumer Imaging                                $    43        $    43        $    25
  Commercial Imaging                                   23             66             42
                                                  -------        -------        -------
    Total amortization of goodwill                $    66        $   109        $    67
                                                  =======        =======        =======
Capital additions
  Consumer Imaging                                $   599        $   436        $   489
  Commercial Imaging                                  742            598            664
                                                  -------        -------        -------
    Total capital additions                       $ 1,341        $ 1,034        $ 1,153
                                                  =======        =======        =======

(1)  Earnings from operations are shown after deducting restructuring costs of:

                                                     1996           1995           1994

     Consumer Imaging                                $183           $  -           $190
     Commercial Imaging                               175              -            150

----------------------------------------------------------------------------------------

NOTE 18

QUARTERLY SALES AND EARNINGS DATA - UNAUDITED
                                         4th Qtr.    3rd Qtr.     2nd Qtr.    1st Qtr.
                                              (in millions, except per share data)
1996

Sales                                    $4,314      $4,149       $4,117      $3,388
Gross profit                              2,016       1,997        2,017       1,612
Earnings (loss) from continuing
 operations                                (113)(1)     410          440         274
Earnings from discontinued operations       277           -            -           -
Net earnings                                164 (1)     410          440         274
Earnings (loss) per share from
 continuing operations (2)                 (.34)       1.22         1.30         .80
Earnings per share from discontinued
 operations (2)                             .83           -            -           -
Earnings per share (2)                      .49        1.22         1.30         .80




1995

Sales                                    $4,092      $3,813       $3,938      $3,137
Gross profit                              1,760       1,826        1,908       1,524
Net earnings                                275         338          377         262
Earnings per share                          .80         .99         1.11         .77

(1) After deducting $358 million of restructuring costs, which reduced net earnings by
    $256 million, and a $387 million loss related to the sale of the Office Imaging business, which reduced net earnings by $252 million.

(2) Each quarter is calculated as a discrete period and the sum of the four quarters does not equal the full year amount.
--------------------------------------------------------------------------------------

SUMMARY OF OPERATING DATA
Eastman Kodak Company and Subsidiary Companies
(Dollar amounts and shares in millions, except per share data)

                                              1996       1995     1994      1993      1992
Sales from continuing operations           $15,968    $14,980  $13,557   $12,670   $12,992
Earnings from operations before
 extraordinary items and cumulative effect
  of changes in accounting principle:
    Continuing                               1,011(1)   1,252      554(3)    644 (4)   845(6)
    Discontinued                               277          -      269        23 (4)   149(6)
Net earnings (loss)                          1,288(1)   1,252      557(3) (1,515)(4) 1,146(6)
                                                                                 (5)      (7)
EARNINGS AND DIVIDENDS
Net earnings - percent of sales                8.1%       8.4%     4.1%    (12.0%)       8.8%
             - percent return on average
               shareholders' equity           26.1%      27.4%    15.1%    (30.6%)      18.1%
Earnings from continuing operations
 per share (8)                                3.00       3.67     1.65      1.95      2.60
Net earnings (loss) per share (8)             3.82       3.67     1.66     (4.62)     3.53
Cash dividends declared
  - on common shares                           539        547      537       657       650
  - per common share                          1.60       1.60     1.60      2.00      2.00
Common shares outstanding at year end        331.8      345.9    339.8     330.6     325.9
Shareholders at year end                   137,092    143,574  151,349   157,797   166,532

STATEMENT OF FINANCIAL POSITION DATA
Working capital                            $ 1,548    $ 2,666  $ 1,948   $ 2,696   $   545
Properties - net                             5,422      5,377    5,292     5,027     5,520
Total assets                                14,438     14,477   14,968    18,810    19,038
Long-term borrowings                           559        665      660     6,727     5,259
Total shareholders' equity                   4,734      5,121    4,017     3,356     6,557

SUPPLEMENTAL INFORMATION
Sales - Consumer Imaging                   $ 7,659    $ 6,830  $ 5,919   $ 5,292   $ 5,414
      - Commercial Imaging                   8,340      8,184    7,646     7,382     7,592
Research and development costs               1,028        935      859       864       988
Depreciation                                   837        807      836       817       936
Taxes (excludes payroll, sales, and excise
  taxes)                                       663        796      567       545       584
Wages, salaries, and employee benefits       5,110      5,025    4,690     4,679     4,653
Employees at year end
  - in the U.S.                             53,400(2)  54,400   54,300    49,100    50,900
  - worldwide                               94,800(2)  96,600   96,300    91,800    95,200

 (1) After deducting $358 million of restructuring costs, which reduced net earnings by
     $256 million, and a $387 million loss related to the sale of the Office Imaging business, which reduced net earnings by $252 million.
 (2) Excludes approximately 10,000 employees worldwide and 5,800 employees in the U.S.
     who were transferred to Danka Business Systems PLC.
 (3) After deducting $340 million of restructuring costs from continuing operations, which reduced net earnings by $254 million, and a $110 million loss on the extinguishment of certain financial instruments, which reduced net earnings by
     $80 million.  Net earnings were also reduced by $266 million of extraordinary losses related to the early extinguishment of debt.
 (4) After deducting $495 million of restructuring costs from continuing operations, which reduced net earnings by $353 million, and $55 million of restructuring costs from discontinued operations, which reduced net earnings by $34 million.
 (5) The net loss for 1993 was due to an after-tax charge of $2.17 billion from the cumulative effect of adopting SFAS No. 106, "Employers' Accounting for
     Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers'
     Accounting for Postemployment Benefits."
 (6) After deducting $219 million of restructuring costs from continuing operations, which reduced net earnings by $140 million, and $1 million of restructuring costs from discontinued operations, which reduced net earnings by less than $1 million.
 (7) Net earnings for 1992 benefited by $152 million from the cumulative effect of adopting SFAS No. 109, "Accounting for Income Taxes."
 (8) Based on average number of shares outstanding.

                                      PART III

ITEMS 10(a), 11 AND 12.  DIRECTORS OF THE REGISTRANT
                         EXECUTIVE COMPENSATION
                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

Responses to the above items, as contained in the Notice of 1997 Annual Meeting and Proxy Statement, which will be filed within 120 days of the Company's fiscal year end, are hereby incorporated by reference in this Annual Report on Form 10-K.


ITEM 10(b).  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers list is contained in PART I under the caption "Executive Officers of the Registrant" on page 6.

------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None to report.

------------------------------------------------------------------------------
                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                    Page No.

(a) 1.  Consolidated financial statements:
        Report of independent accountants                            12
        Consolidated statement of earnings                           13
        Consolidated statement of financial position                 14
        Consolidated statement of shareholders' equity               15
        Consolidated statement of cash flows                         16-17
        Notes to financial statements                                18-36

    2.  Financial statement schedules:

        II - Valuation and qualifying accounts                       41


        All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

    3.  Additional data required to be furnished:

        Exhibits required as part of this report are listed in the index appearing on pages 42 through 44. The management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report are listed on pages 42 through 44, Exhibit Numbers (10)A - (10)O.

(b) Report on Form 8-K.

    No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 1996.

                               SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     EASTMAN KODAK COMPANY
         (Registrant)

By:                                          By:
   George M. C. Fisher, Chairman                Harry L. Kavetas, Chief
   and Chief Executive Officer                  Financial Officer and
                                                Executive Vice President







                                                David J. FitzPatrick,
                                                Controller and Vice
                                                President



Date:  March 13, 1997

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



Richard S. Braddock, Director          Paul E. Gray, Director



Martha Layne Collins, Director         Karlheinz Kaske, Director



Alice F. Emerson, Director             John J. Phelan, Jr., Director



George M. C. Fisher, Director          Richard A. Zimmerman, Director



Roberto C. Goizueta, Director






Date:  March 13, 1997

                     CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-48258, No. 33-49285 and No. 33-64453), Form S-4 (No. 33-48891), and Form S-8
(No. 33-5803, No. 33-35214, No. 33-56499, No. 33-65033 and No. 33-65035) of
Eastman Kodak Company of our report dated January 15, 1997, appearing on page 12 of this Annual Report on Form 10-K.






PRICE WATERHOUSE LLP
Rochester, New York
March 13, 1997

                                                                           Schedule II

                         Eastman Kodak Company and Subsidiary Companies

                               Valuation and Qualifying Accounts
                                         (in millions)

                                    Balance at  Additions   Deductions    Balance
                                    Beginning   Charged to   Amounts     at End of
                                    of Period    Earnings   Written Off   Period
Year ended December 31, 1996
  Deducted in the Statement of
    Financial Position:
    From Current Receivables
        Reserve for doubtful accounts  $ 85         $53         $68         $ 70
        Reserve for loss on returns
          and allowances                 19          10           9           20
                                       ----         ---         ---         ----
        TOTAL                          $104         $63         $77         $ 90
                                       ====         ===         ===         ====
    From Long-Term Receivables and
    Other Noncurrent Assets
        Reserve for doubtful accounts  $ 14         $ 3         $11         $  6
                                       ====         ===         ===         ====

Year ended December 31, 1995
  Deducted in the Statement of
    Financial Position:
    From Current Receivables
        Reserve for doubtful accounts  $105         $57         $77         $ 85
        Reserve for loss on returns
          and allowances                 15          13           9           19
                                       ----         ---         ---         ----
        TOTAL                          $120         $70         $86         $104
                                       ====         ===         ===         ====
    From Long-Term Receivables and
    Other Noncurrent Assets
        Reserve for doubtful accounts  $ 18         $10         $14         $ 14
                                       ====         ===         ===         ====

Year ended December 31, 1994
  Deducted in the Statement of
    Financial Position:
    From Current Receivables
        Reserve for doubtful accounts  $ 82         $80         $57         $105
        Reserve for loss on returns
          and allowances                 10           5           -           15
                                       ----         ---         ---         ----
        TOTAL                          $ 92         $85         $57         $120
                                       ====         ===         ===         ====
    From Long-Term Receivables and
    Other Noncurrent Assets
        Reserve for doubtful accounts  $ 20         $ 8         $10         $ 18
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

(10) A. Eastman Kodak Company Retirement Plan for Directors, as amended effective January 1, 1996.
        (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

     B. Eastman Kodak Company Insurance Plan for Directors.
        (Incorporated by reference to the Eastman Kodak Company
        Annual Report on Form 10-K for the fiscal year ended December 29, 1985, Exhibit 10.)

     C. Eastman Kodak Company Deferred Compensation Plan for
        Directors, as amended effective November 1, 1996.                  45

     D. Eastman Kodak Company 1985 Long-Term Performance Award Plan, as amended effective December 31, 1993.
        (Incorporated by reference to the Eastman Kodak Company
        Annual Report on Form 10-K for the fiscal year ended December
        31, 1993.)

                Eastman Kodak Company and Subsidiary Companies
                        Index to Exhibits (continued)
Exhibit
Number                                                                   Page

     E. 1982 Eastman Kodak Company Executive Deferred Compensation
        Plan, as amended effective November 1, 1996.                       55

     F. Eastman Kodak Company 1985 Stock Option Plan, as amended
        effective November 1, 1996.                                        71

     G. Eastman Kodak Company 1990 Omnibus Long-Term Compensation
        Plan, as amended effective November 1, 1996.                       77

     H. Eastman Kodak Company Management Variable Compensation Plan,
        effective as of November 1, 1996.                                  91

     I. Eastman Kodak Company 1995 Omnibus Long-Term Compensation
        Plan, effective as of November 1, 1996.                           106

     J. Kodak Executive Financial Counseling Program.
        (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992,
        Exhibit 10.)

     K. Personal Umbrella Liability Insurance Coverage.

        Eastman Kodak Company provides $5,000,000 personal umbrella liability insurance coverage to its directors and approximately 160 key executives. The coverage, which is insured through The Mayflower Insurance Company, Ltd., supplements participants' personal coverage. The Company pays the cost of this insurance. Income is imputed to participants.
        (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

     L. Kodak Executive Health Management Plan, as amended effective January 1, 1995.
        (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

     M. Wilbur J. Prezzano Retention Agreement dated September 3, 1993, as subsequently amended on January 3, 1995.
        (Incorporated by reference to the Eastman Kodak Company Annual Reports on Form 10-K for the fiscal years ended December 31, 1993 and December 31, 1994.)

     N. George M. C. Fisher Employment Agreement dated October 27, 1993. $4,000,000 Promissory Note dated November 2, 1993. $4,284,400 Promissory Note dated November 2, 1993. Notice of Award of Restricted Stock dated November 11, 1993, as amended. Notice of Award of Incentive Stock Options dated November 11, 1993.
        Notice of Award of Non-Qualified Stock Options dated November
        11, 1993.
        (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

        Amendment No. 1 to Employment Agreement dated as of April 4,
        1994.
        (Incorporated by reference to the Eastman Kodak Company
        Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, Exhibit 10.)

        Amendment No. 2 to Employment Agreement dated as of February 25, 1997. Notice of Award of Restricted Stock dated February 25,
        1997.  Notice of Award of Incentive Stock Options dated February
        25, 1997.  Notice of Award of Non-Qualified Stock Options dated
        February 25, 1997.                                                130

                Eastman Kodak Company and Subsidiary Companies
                        Index to Exhibits (continued)
Exhibit
Number                                                                   Page

     O. Harry L. Kavetas Employment Agreement dated as of February 11, 1994, Notice of Award of Non-Qualified Stock Options, Notice of Award of Incentive Stock Options, and Notice of Award of Restricted Stock, each dated February 15, 1994.
        (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

        Amendment No. 1 to Employment Agreement dated as of January 21,
        1997.                                                             145

        Amendment No. 2 to Employment Agreement dated as of March 3,
        1997. Notice of Award of Restricted Stock dated March 4, 1997. Notice of Award of Incentive Stock Options dated March 4, 1997. Notice of Award of Non-Qualified Stock Options dated March 4,
        1997 under the Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan. Notice of Award of Non-Qualified Stock
        Options dated March 4, 1997 under the Eastman Kodak Company 1997
        Stock Option Plan.                                                148

(11) Statement Re Computation of Earnings Per Common Share.               184

(12) Statement Re Computation of Ratio of Earnings to Fixed Charges.      185

(21) Subsidiaries of Eastman Kodak Company.                               186

(23) Consent of Independent Accountants.                                   40

(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-K.

(99) Eastman Kodak Employees' Savings and Investment Plan Annual Report on Form 11-K for the fiscal year ended December 30, 1996 (to be filed by amendment).

                                                       Exhibit (10) C.




                            EASTMAN KODAK COMPANY

                   DEFERRED COMPENSATION PLAN FOR DIRECTORS


Article                                                        Page

Preamble                                                        47

1.    Definitions                                               47

2.    Term                                                      48

3.    Participation                                             48

4.    Deferral of Compensation                                  49

5.    Deferral Elections                                        49

6.    Hypothetical Investments                                  49

7.    Investment Elections                                      50

8.    Payment of Deferred Compensation                          51

9.    Administration                                            53

10.   Miscellaneous                                             53

11.   Change in Control                                         54




Amended and Restated
Effective November 1, 1996

                            Eastman Kodak Company
                   Deferred Compensation Plan For Directors

                              Table of Contents

Article                                                        Page

Preamble                                                        47

1.    Definitions                                               47

2.    Term                                                      48

3.    Participation                                             48

4.    Deferral of Compensation                                  49

5.    Deferral Elections                                        49

6.    Hypothetical Investments                                  49
      6.1  Deferred Compensation Account                        49
      6.2  Stock Account                                        49
      6.3  Time Accounts are Credited                           50
      6.4  Stock Account Crediting                              50

7.    Investment Elections                                      50
      7.1  Elections                                            50
      7.2  Elections into the Stock Account                     50
      7.3  Elections out of the Stock Account                   50
      7.4  Dividend Equivalents                                 51
      7.5  Stock Dividends                                      51
      7.6  Recapitalization                                     51
      7.7  Distributions                                        51

8.    Payment of Deferred Compensation                          51
      8.1  Background                                           51
      8.2  Manner of Payment                                    51
      8.3  Timing of Payments                                   52
      8.4  Valuation                                            52
      8.5  Payment of Deferred Compensation After Death         52

9.    Administration                                            53
      9.1  Responsibility                                       53
      9.2  Authority of Administrator                           53
      9.3  Discretionary Authority                              53
      9.4  Delegation of Authority                              53

10.   Miscellaneous                                             53
      10.1  Participant's Rights Unsecured                      53
      10.2  Non-Assignability                                   53
      10.3  Statement of Account                                53
      10.4  Amendment                                           54
      10.5  Governing Law                                       54
      10.6  No Guarantee of Tax Consequences                    54
      10.7  Compliance with Securities Laws                     54

11.   Change In Control                                         54
      11.1  Background                                          54
      11.2  Payment of Deferred Compensation                    54
      11.3  Amendment On or After Change In Control             54

                           EASTMAN KODAK COMPANY

                  DEFERRED COMPENSATION PLAN FOR DIRECTORS


Preamble.

The name of this Plan is the Eastman Kodak Company Deferred Compensation Plan for Directors. Its purpose is to provide certain members of the Board of Directors of Eastman Kodak Company with an opportunity to defer compensation earned as a Director.

Article 1.     Definitions

1.1  Account

"Account" means the Deferred Compensation Account or the Stock Account.

1.2  Administrator

"Administrator" means the Controller of Kodak.

1.3  Beneficiary

"Beneficiary" means the person or persons (including, but not limited to, a trust) designated as such in accordance with Section 8.5(C).

1.4  Board

"Board" means Board of Directors of Kodak.

1.5  Change in Control

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

1.6  Common Stock

"Common Stock" means the common stock of Kodak.

1.7  Deferrable Amount

"Deferrable Amount" means the amount of cash compensation otherwise payable to a Participant (exclusive of expense reimbursements) for serving on the Board and attending meetings or committee meetings thereof.

1.8  Deferred Compensation Account

"Deferred Compensation Account" means the account established by Kodak for each Participant for compensation deferred pursuant to this Plan. The maintenance of individual Deferred Compensation Accounts is for bookkeeping purposes only.

1.9  Enrollment Period

"Enrollment Period" means the period designated by the Administrator each year; provided however, that the Enrollment Period for a given calendar year shall always commence and end in the year immediately prior to such calendar year.

1.10 Interest Rate

"Interest Rate" means the base rate, as reported in the "Money Rates" section of The Wall Street Journal, on corporate loans posted by at least 75% of the nation's 30 largest banks (known as the "Prime Rate").

1.11 Kodak

"Kodak" means Eastman Kodak Company.

1.12 Market Value

"Market Value" means the mean between the high and low at which the Common Stock trades as quoted in the New York Stock Exchange Composite Transactions as published in The Wall Street Journal on the day for which the determination is to be made or, if such day is not a trading day, the immediately preceding trading day.

1.13 Plan

"Plan" means the Eastman Kodak Company Deferred Compensation Plan For Directors as adopted by the Board and amended.

1.14 Participant

"Participant" means (i) any member of the Board who is not an employee of Kodak; or (ii) any former member of the Board who has a balance in an Account under the Plan.

1.15 Stock Account

"Stock Account" means the account established by Kodak for each Participant, the performance of which shall be measured by reference to the Market Value of Common Stock. The maintenance of individual Stock Accounts is for bookkeeping purposes only.

1.16 Valuation Date

"Valuation Date" means, with regards to a Participant's Deferred Compensation Account, the last day of each calendar month and, with regards to the Participant's Stock Account, the last business day of each calendar month.


Article 2.     Term

The Plan became effective January 1, 1979.


Article 3.     Participation

Only Participants shall be eligible to participate in the Plan.

Article 4.     Deferral of Compensation

For any given calendar year, a Participant may make a deferral election, in accordance with the requirements of Article 5 below, to defer receipt of all or any portion of his or her Deferrable Amount to be earned during such year into his or her Accounts. Any Deferrable Amount which is so deferred shall be credited to the Participant's Accounts in accordance with Article 6 below.


Article 5.     Deferral Elections

5.1  In General

A Participant may make a deferral election to defer compensation by executing and returning to the Administrator in accordance with this Article 5 a deferred compensation form provided by Kodak.

5.2  Timing

A Participant who wishes to make a deferral election must irrevocably elect to do during an Enrollment Period. Such election shall be effective for the calendar year immediately following the Enrollment Period during which such election was made and for all succeeding calendar years, unless the Participant revokes his or her election or files a new election during the Enrollment Period for such a succeeding calendar year. In which case, such revocation or election, as the case may be, shall be effective on the first day of such succeeding calendar year.

5.3  Irrevocability

Deferral elections made under this Plan with respect to any calendar year will be final and, after the close of the Enrollment Period for such calendar year, may not be revoked or amended in any manner until the Enrollment Period for a succeeding calendar. In which case, such revocation or amendment, as the case may be, shall be effective on the first day of such succeeding calendar year.

5.4  Elections

A deferred compensation form filed by a Participant during an Enrollment Period shall indicate: (1) the amount of the Deferrable Amount to be deferred; and (2) the allocation in whole percentages of the deferred Deferrable Amount between the Deferred Compensation Account and the Stock Account.


Article 6.     Hypothetical Investments

6.1  Deferred Compensation Account

Amounts in a Participant's Deferred Compensation Account are hypothetically invested in an interest bearing account which bears interest computed at the Interest Rate, compounded monthly.

6.2  Stock Account

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

6.3  Time Accounts are Credited

Amounts to be deferred shall be credited to the Participant's Accounts on the date such amounts would otherwise be payable.

6.4  Stock Account Crediting

     A. If a Participant makes an election to defer into his or her Stock Account pursuant to Section 5.4 above, the Stock Account of the Participant shall, for so long as the election remains in effect, be credited with that number of units of Common Stock, and fractions thereof, determined in accordance with Section 6.4(B) immediately below as of each applicable date specified in Section
          6.3 above.

     B. In accordance with Section 6.4(A) above, the Stock Account of a Participant shall be credited with that number of units of Common Stock, and fractions thereof, equal to the number of full and fractional shares of Common Stock, that could be purchased with the dollar amount that would otherwise be paid to the Participant but for his or her election to defer into the Stock Account using the Market Value of the Common Stock as of the applicable date specified in Section 6.3 above.


Article 7.     Investment Elections

7.1  Elections

A Participant may make an investment election to direct that all or any portion, designated as a whole percentage, of the existing balance of one of his or her Accounts be transferred to his or her other Account, effective as of the close of business on the last day of any calendar month (hereinafter the election's "Effective Date"), by filing a written election with the Administrator on or prior to such date.

7.2  Election into the Stock Account

If a Participant makes an investment election pursuant to Section 7.1 to transfer an amount from his or her Deferred Compensation Account to his or her Stock Account, effective as of the election's Effective Date, (i) his or her Stock Account shall be credited with that number of units of Common Stock, and fractions thereof, obtained by dividing the dollar amount elected to be transferred by the Market Value of the Common Stock on the Valuation Date immediately preceding or coincident with the election's Effective Date; and (ii) his or her Deferred Compensation Account shall be reduced by the amount elected to be transferred.

7.3  Election out of the Stock Account

If a Participant makes an investment election pursuant to Section 7.1 to transfer an amount from his or her Stock Account to his or her Deferred Compensation Account, effective as of the election's Effective Date, (i) his or her Deferred Compensation Account shall be credited with a dollar amount equal to the amount obtained by multiplying the number of units to be transferred by the Market Value of the Common Stock on the Valuation Date immediately preceding or coincident with the election's Effective Date; and
(ii) his or her Stock Account shall be reduced by the number of units elected to be transferred.

7.4  Dividend Equivalents

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

7.5  Stock Dividends

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

7.6  Recapitalization

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

7.7  Distributions

Amounts in respect of units of Common Stock shall be distributed in cash in accordance with Articles 8 and 11. For purposes of a distribution pursuant to Articles 8 or 11, the number of units to be distributed from a Participant's Stock Account shall be valued by multiplying the number of such units by the Market Value of the Common Stock as of the Valuation Date immediately preceding the date such distribution is to occur. Pending the complete distribution under Section 8.2 of the Stock Account of a Participant who is no longer a member of the Board, the Participant shall continue to be able to make elections pursuant to Sections 7.2 and 7.3 and his or her Stock Account shall continue to be credited with additional units of Common Stock pursuant to Sections 7.4, 7.5, and 7.6.


Article 8.     Payment of Deferred Compensation

8.1  Background

No withdrawal may be made from a Participant's Accounts except as provided in this Article 8 and Article 11.

8.2  Manner of Payment

Payment of a Participant's Accounts shall be made at the sole discretion of the Administrator in a single sum or in annual installments; provided, however, that payment in the event of death shall be made in accordance with
Section 8.5 below. The maximum number of annual installments is ten. All payments from the Plan shall be made in cash.

8.3  Timing of Payments

Payments shall be made as soon as administratively possible following the fifth business day in March and shall commence in any year designated by the Administrator up through the tenth year following the year in which the Participant for any reason ceases to be a member of the Board. Notwithstanding the immediately preceding sentence, payment in the event of death shall be made in accordance with Section 8.5.

8.4  Valuation

The amount of each payment shall be equal to the value, as of the immediately preceding Valuation Date, of the Participant's Accounts, divided by the number of installments remaining to be paid. If payment of a Participant's Accounts is determined by the Administrator to be paid in installments and the Participant has a balance in his or her Stock Account at the time of the payment of an installment, the amount that shall be distributed from his or her Stock Account shall be the amount obtained by multiplying the total amount of the installment determined in accordance with the immediately preceding sentence by the percentage obtained by dividing the balance in the Stock Account as of the immediately preceding Valuation Date by the total value of the Participant's Accounts as of such Valuation Date. Similarly, in such case, the amount that shall be distributed from the Participant's Deferred Compensation Account shall be the amount obtained by multiplying the total amount of the installment determined in accordance with the first sentence of this Section 8.4 by the percentage obtained by dividing the balance in the Deferred Compensation Account as of the immediately preceding Valuation Date by the total value of the Participant's Accounts as of such Valuation Date.

8.5  Payment of Deferred Compensation After Death

If a Participant dies prior to complete payment of his or her Accounts, the provisions of this Section 8.5 shall become operative.

     A. Stock Account. Effective as of the date of a Participant's death, the entire balance of his or her Stock Account shall be transferred to his or her Deferred Compensation Account. For purposes of valuing the units of Common Stock subject to such a transfer, the deceased Participant's Deferred Compensation Account shall be credited with a dollar amount equal to the amount obtained by multiplying the number of units in the deceased Participant's Stock Account at the time of his or her death by the Market Value of the Common Stock on the date of his or her death. Thereafter, no amounts in the deceased Participant's Deferred Compensation Account shall be eligible for transfer to the deceased Participant's Stock Account by any person, including, but not by way of limitation, the deceased Participant's beneficiary or legal representative.

     B. Distribution. The balance of the Participant's Accounts, valued as of the Valuation Date immediately preceding the date payment is made, shall be paid in a single, lump-sum payment to: (1) the beneficiary or contingent beneficiary designated by the Participant in accordance with Section 8.5(C); or, in the absence of a valid designation of a beneficiary or contingent beneficiary, (2) the Participant's estate within 30 days after appointment of a legal representative of the deceased Participant.

     C. Beneficiary Designation. Each Participant shall have the right, at any time, to designate any person or persons as his or her Beneficiary or Beneficiaries (both primary and contingent) to whom payment under this Plan shall be paid in the event of his or her death prior to complete distribution to the Participant of the benefits due him or her under the Plan. Each Beneficiary designation shall become effective only when filed in writing with the Administrator during the Participant's lifetime on a form provided by the Administrator. The filing of a new Beneficiary designation form with the Administrator will cancel all Beneficiary designation(s) previously filed.

Article 9.     Administration

9.1  Responsibility

The Administrator shall have total and exclusive responsibility to control, operate, manage and administer the Plan in accordance with its terms.

9.2  Authority of the Administrator

The Administrator shall have all the authority that may be necessary or helpful to enable him or her to discharge his or her responsibilities with respect to the Plan. Without limiting the generality of the preceding sentence, the Administrator shall have the exclusive right: to interpret the Plan, to decide all questions concerning the amount of benefits payable under the Plan, to construe any ambiguous provision of the Plan, to correct any default, to supply any omission, to reconcile any inconsistency, and to decide any and all questions arising in the administration, interpretation, and application of the Plan.

9.3  Discretionary Authority

The Administrator shall have full discretionary authority in all matters related to the discharge of his or her responsibilities and the exercise of his or her authority under the Plan including, without limitation, the construction of the terms of the Plan and the determination of benefits under the Plan. It is the intent of the Plan that the decisions of the Administrator and his or her actions with respect to the Plan shall be final and binding upon all persons having or claiming to have any right or interest in or under the Plan and that no such decision or action shall be modified upon judicial review unless such decision or action is proven to be arbitrary or capricious.

9.4  Delegation of Authority

The Administrator may delegate some or all of his or her authority under the Plan to any person or persons provided that any such delegation be in writing.


Article 10.    Miscellaneous

10.1 Participant's Rights Unsecured

The amounts payable under the Plan shall be unfunded, and the right of any Participant or his or her estate to receive any payment under the Plan shall be an unsecured claim against the general assets of Kodak. No Participant shall have the right to exercise any of the rights or privileges of a shareholder with respect to the units credited to his or her Stock Account.

10.2 Non-Assignability

The right of a Participant to the payment of deferred compensation as provided in this Plan shall not be subject in any manner to alienation, anticipation, sale, transfer (except by will or the laws of descent and distribution), assignment, pledge, or encumbrance.

10.3 Statement of Account

Statements will be sent no less frequently than annually to each Participant or his or her beneficiary or estate showing the value of the Participant's Accounts.

10.4 Amendment

The Plan may at any time or from time to time be amended, modified, suspended or terminated by resolution of the Board. However, no amendment, modification, or termination shall, without the consent of a Participant, adversely affect such Participant's accruals in his or her Accounts.

10.5 Governing Law

The Plan shall be construed, governed and enforced in accordance with the law of New York State, except as such laws are preempted by applicable federal law.

10.6 No Guarantee of Tax Consequences

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

10.7 Compliance with Securities Laws

The Board may, from time to time, impose additional, or modify or eliminate existing, Plan terms, provisions, restrictions or requirements, including, but not by way of limitation, the provisions regarding a Participant's ability to elect into and out of his or her Stock Account under Sections 7.2 and 7.3 or the requirement of an automatic transfer pursuant to Section 8.5(A), as it deems necessary, advisable or appropriate in order to comply with applicable federal or state securities laws.


Article 11.    Change in Control

11.1 Background

Upon a Change In Control: (i) the terms of this Section 11 shall immediately become operative, without further action or consent by any person or entity,
(ii) all terms, conditions, restrictions, and limitations in effect on any deferred compensation shall immediately lapse as of the date of such event; and (iii) no other terms, conditions, restrictions, and/or limitations shall be imposed upon any deferred compensation on or after such date, and in no circumstance shall any Account be forfeited on or after such date.

11.2 Payment of Deferred Compensation

Upon a Change in Control, each Participant, whether or not he or she is still a member of the Board, shall be paid in a single, lump-sum cash payment the balance of his or her Accounts as of the Valuation Date immediately preceding the date payment is made. Such payment shall be made as soon as practicable, but in no event later than 90 days after the date of the Change in Control.

11.3 Amendment On or After Change In Control

Upon a Change in Control, no action, including, but not by way of limitation, the amendment, modification, suspension or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of this Plan with respect to the balance in the Participant's Accounts.

                                                       Exhibit (10) E.




                          1982 EASTMAN KODAK COMPANY

                     EXECUTIVE DEFERRED COMPENSATION PLAN


Article                                                        Page

Preamble                                                        58

1.    Definitions                                               58

2.    Participation                                             60

3.    Deferral of Compensation                                  60

4.    Deferral Elections                                        61

5.    Hypothetical Investments                                  62

6.    Elections to Defer for A Fixed Period During Employment   63

7.    Investment Elections                                      63

8.    Payment of Deferred Compensation                          65

9.    Administration                                            66

10.   Miscellaneous                                             67

11.   Change in Control                                         68

12.   Severance Payments                                        69

Schedule A                                                      70


                              Amended and Restated
                              Effective November 1, 1996

                          1982 Eastman Kodak Company
                     Executive Deferred Compensation Plan

                              Table of Contents

Article                                                        Page

Preamble                                                        58

1.    Definitions                                               58

2.    Participation                                             60

3.    Deferral of Compensation                                  60
      3.1  In General                                           60
      3.2  SOG Participants                                     61
      3.3  Eastman Kodak Employees' Savings and Investment
           Plan (SIP)                                           61
      3.4  Post Termination Deferrals                           61

4.    Deferral Elections                                        61
      4.1  Elections                                            61
      4.2  Timing                                               61
      4.3  Irrevocability                                       62
      4.4  Deferral Elections by Eligible Employee Other Than
           SOG Participants                                     62
      4.5  Deferral Elections by SOG Participants               62

5.    Hypothetical Investments                                  62
      5.1  Deferred Compensation Account                        62
      5.2  Stock Account                                        62
      5.3  Time Accounts are Credited                           62

6.    Elections to Defer for A Fixed Period During Employment   63
      6.1  In General                                           63
      6.2  Form Of Payment                                      63
      6.3  Valuation                                            63
      6.4  Time Of Payment                                      63

7.    Investment Elections                                      63
      7.1  Elections                                            63
      7.2  Election into the Stock Account                      63
      7.3  Election out of the Stock Account                    64
      7.4  Dividend Equivalents                                 64
      7.5  Stock Dividends                                      64
      7.6  Recapitalization                                     64
      7.7  Distributions                                        64
      7.8  Liquidation of Stock Account                         65

8.    Payment of Deferred Compensation                          65
      8.1  Background                                           65
      8.2  Manner of Payment                                    65
      8.3  Timing                                               65
      8.4  Valuation                                            65
      8.5  Termination of Employment                            66
      8.6  Payment of Deferred Compensation After Death         66
      8.7  Acceleration of Payment for Hardship                 66

                          1982 Eastman Kodak Company
                     Executive Deferred Compensation Plan

                         Table of Contents Continued


Article                                                        Page

9.    Administration                                            66
      9.1  Responsibility                                       66
      9.2  Authority of the Compensation Committee              67
      9.3  Discretionary Authority                              67
      9.4  Delegation of Authority                              67

10.   Miscellaneous                                             67
      10.1  Non-Competition Provision                           67
      10.2  Participant's Rights Unsecured                      67
      10.3  No Right to Continued Employment                    67
      10.4  Statement of Account                                67
      10.5  Assignability                                       68
      10.6  Deductions                                          68
      10.7  Amendment                                           68
      10.8  Governing Law                                       68
      10.9  Compliance With Securities Laws                     68
      10.10 Diconix Deferred Compensation                       68

11.   Change in Control                                         68
      11.1  Background                                          68
      11.2  Acceleration of Payment Upon Change In Control      68
      11.3  Amendment On or After Change In Control             69

12.   Severance Payments                                        69

Schedule A                                                      70

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


Article 1.     Definitions

1.1  Account

"Account" means the Deferred Compensation Account or the Stock Account.

1.2  Board

"Board" means Board of Directors of Kodak.

1.3  Change In Control

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

1.4  Common Stock

"Common Stock" means the common stock of Kodak.

1.5  Company

"Company" means Kodak and its United States subsidiaries listed on Schedule
A.

1.6  Compensation Committee

"Compensation Committee" shall mean the Executive Compensation and Development Committee of the Board.

1.7  Deferrable Amount

"Deferrable Amount" means an amount equal to the excess of the Eligible Employee's individual annual salary rate as of August 1 of any year over the Minimum Compensation Level.

1.8  Deferred Compensation Account

"Deferred Compensation Account" means the account established by the Company for each Participant for compensation deferred pursuant to this Plan. The maintenance of individual Deferred Compensation Accounts is for bookkeeping purposes only.

1.9  Eligibility Compensation Level

"Eligibility Compensation Level" means the dollar amount used to determine whether a person is an Eligible Employee. The Eligibility Compensation Level is $108,000.

1.10 Eligible Employee

"Eligible Employee" means the corporate officers of Kodak and any other employee of the Company employed in the United States whose individual annual salary rate as of August 1 is equal to or greater than the Eligibility Compensation Level and who has a wage grade of 48 or above. Eligible Employee shall also include an employee of Kodak or any subsidiary of Kodak selected annually by the Compensation Committee whose individual annual salary rate as of August 1 is equal to or greater than the Eligibility Compensation Level and who has a wage grade equivalent to wage grade 48 or above. However, in no event shall a non-resident alien be eligible to participate in this Plan. Any employee who becomes eligible to participate in this Plan and in a future year does not qualify as an Eligible Employee solely because his or her individual annual salary rate as of August 1 is less than the Eligibility Compensation Level, shall nevertheless be eligible to participate in such year.

1.11 Enrollment Period

"Enrollment Period" means the period of consecutive days designated by the Director, Executive Compensation each year, provided however, that such period shall begin no earlier than October 15 and shall end no later than December 15 of each year.

1.12 Interest Rate

"Interest Rate" means the base rate, as reported in the "Money Rates" section of the Wall Street Journal, on corporate loans posted by at least 75% of the nation's 30 largest banks (known as the "Prime Rate").

1.13 Kodak

"Kodak" means Eastman Kodak Company.

1.14 Market Value

"Market Value" means the mean between the high and low at which the Common Stock trades as quoted in the New York Stock Exchange Composite Transactions as published in the Wall Street Journal on the day for which the determination is to be made, or if such day is not a trading day, the immediately preceding day.

1.15 Minimum Compensation Level

"Minimum Compensation Level" means the dollar amount used to determine the amount of an Eligible Employee's Deferrable Amount. The Minimum Compensation Level is $50,000.

1.16 Plan

"Plan" means the 1982 Eastman Kodak Company Executive Deferred Compensation Plan as adopted by the Board and subsequently amended.

1.17 Participant

"Participant" means an Eligible Employee who elects for one or more years to defer compensation pursuant to this Plan. All SOG Participants are Participants.

1.18 SOG Participant

"SOG Participant" means a Participant who either: (1) is subject to the Guidelines for Senior Management Ownership of Eastman Kodak Company Stock as approved by the Compensation Committee; or (2) was subject to the Guidelines for Senior Management Ownership of Eastman Kodak Company Stock as approved by the Compensation Committee and still has a balance in his or her Stock Account in accordance with the terms of the Plan.

1.19 Stock Account

"Stock Account" means the account established by the Company for each SOG Participant, the performance of which is measured by reference to the Market Value of Common Stock. The maintenance of individual Stock Accounts is for bookkeeping purposes only.

1.20 Valuation Date

"Valuation Date" means, with regards to a Participant's Deferred Compensation Account, the last business day of each calendar month and, with regards to a SOG Participant's Stock Account, the last business day of each calendar month.


Article 2.     Participation

Only Eligible Employees are eligible to participate in the Plan.


Article 3.     Deferral of Compensation

3.1  In General

All Eligible Employees, other than those Eligible Employees who are SOG Participants, may elect, in accordance with the time requirements established under Article 4 below, to defer receipt of one or more of the following to his or her Deferred Compensation Account:

     1) all or any portion of his or her Deferrable Amount to be earned during the immediately succeeding calendar year;

     2) all or any portion of his or her cash award, if any, under the Wage Dividend Plan payable in the immediately succeeding calendar year;

     3) all or any portion of his or her cash award, if any, under the Management Variable Compensation Plan (MVCP) payable in the second immediately succeeding calendar year; and

     4) all or any portion of any other compensation identified by the Compensation Committee.

3.2  SOG Participants

All SOG Participants may elect, in accordance with the requirements established under Article 4 below, to defer receipt of one or more of the following to his or her Deferred Compensation Account:

     1) all or any portion of his or her Deferrable Amount to be earned during the immediately succeeding calendar year;

     2) all or any portion of his or her cash award, if any, under the Management Variable Compensation Plan (MVCP) payable in the second immediately succeeding calendar year; and

     3) all or any portion of any other compensation identified by the Compensation Committee.

3.3  Eastman Kodak Employees' Savings and Investment Plan (SIP)

A Participant in this Plan need not participate in the Eastman Kodak Employees' Savings and Investment Plan.

3.4  Post Termination Deferrals

No deferral shall be made of any compensation payable after termination of employment.


Article 4.     Deferral Elections

4.1  Elections

An Eligible Employee may make a deferral election to defer compensation by executing and returning to the Compensation Committee in accordance with this
Article 4 a deferred compensation form provided by Kodak. An Eligible Employee may only make a deferral election into his or her Deferred Compensation Account; deferral elections into the Stock Account are not permitted under the Plan.

4.2. Timing

     A. In General. Except as set forth in Section 4.2(B), an Eligible Employee who wishes make a deferral election must irrevocably elect to do so during the Enrollment Period immediately preceding the calendar year for which such compensation is earned. Elections made during the Enrollment Period shall be effective the first day of the calendar year immediately following the Enrollment Period. Elections shall be made annually.

     B. Newly Eligible Employees. An Eligible Employee who is hired by the Company during a calendar year may make a deferral election to defer compensation earned during the remainder of such year by filing an election in accordance with the terms of this Section 4.2(B). Such election must be filed by the Eligible Employee with the Compensation Committee within ten business days of the first day of the Eligible Employee's employment with the Company. Notwithstanding any provision of this Plan to the contrary, such election shall only be effective with respect to the Eligible
          Employee's: (i) base salary, beginning with the first pay period following the pay period in which the election is filed with the Compensation Committee; and (ii) any award to which he or she may be entitled under the Management Variable Compensation Plan, or any successor plan thereto, for services performed during the calendar year of his or her hire. By way of an administrative rule, the Compensation Committee may impose such additional requirements upon a newly Eligible Employee's election, including, but not limited to, a minimum level of deferral, as it determines in the exercise of its sole and absolute discretion.

4.3  Irrevocability

Deferral elections made under this Plan with respect to any calendar year will be final and, after the close of the Enrollment Period for such calendar year, may not be revoked or amended in any manner.

4.4  Deferral Elections by Eligible Employees Other Than SOG Participants

In the case of all Eligible Employees, other than SOG Participants, the deferred compensation form shall indicate: (1) the dollar amount of the Deferrable Amount to be deferred; (2) whether the deferral is to be at the same rate throughout the year, or at one rate for part of the year and at a second rate for the remainder of the year; (3) the amount, in terms of such percentages as Kodak shall determine, of the cash Wage Dividend award, if any, to be deferred; (4) the amount, in terms of such percentages as Kodak shall determine, of the cash MVCP award, if any, to be deferred; and (5) the portion of any other compensation that the Compensation Committee determines is eligible for deferral under the Plan.

4.5  Deferral Elections by SOG Participants

The deferred compensation form of all SOG Participants shall indicate: (1) the dollar amount of the Deferrable Amount to be deferred; (2) whether the deferral is to be at the same rate throughout the year, or at one rate for part of the year and at a second rate for the remainder of the year; (3) the amount, in terms of such percentages as Kodak shall determine, of the cash MVCP award, if any, to be deferred; and (4) the portion of any other compensation that the Compensation Committee determines is eligible for deferral under the Plan.


Article 5.     Hypothetical Investments

5.1  Deferred Compensation Account

Amounts in a Participant's Deferred Compensation Account are hypothetically invested in an interest bearing account which bears interest computed at the Interest Rate, compounded monthly.

5.2  Stock Account

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

5.3  Time Accounts Are Credited

Amounts to be deferred by a Participant shall be credited to the Participant's Account as follows:

     1) Deferrable Amount shall be credited each pay period on the date such amount is otherwise payable;

     2) wage dividend shall be credited on the date such amount is otherwise payable;

     3) MVCP award shall be credited on the date such amount is otherwise payable; and

     4) any other compensation shall be credited on the date such amount is otherwise payable.

Article 6.     Elections to Defer For a Fixed Period During Employment

6.1  In General

A Participant may elect to defer receipt of his or her compensation for a fixed number of years, no less than 5, provided he or she continues as an employee of the Company during the period of deferral. Any such election shall be made during the Enrollment Period on the deferred compensation form referenced in Article 4 above. If such Participant ceases to be an employee of the Company prior to the end of the fixed period, Article 8 shall govern the payment of his or her Accounts.

6.2  Form of Payment

If a Participant has elected to defer receipt of his or her compensation for a fixed number of years, payment of such amount shall be made in cash in a single lump-sum.

6.3  Valuation

The amount of the lump-sum due the Participant shall be valued as of the Valuation Date in February in the year following the termination of the deferral period.

6.4  Time of Payment

Payment shall be made as soon as administratively possible following the Valuation Date in February in the year following the termination of the deferral period.


Article 7.     Investment Elections

The provisions of this Article 7 shall only apply to SOG Participants.

7.1  Elections

     A. In General. Subject to Section 7.1(B), a SOG Participant may make an investment election to direct that all or any portion, designated as a whole percentage, of the existing balance of one of his or her Accounts be transferred to his or her other Account, effective as of the close of business on the last day of any calendar month (hereinafter the election's "Effective Date"), by filing a written election with the Compensation Committee on or prior to such date.

     B. Elections to Defer For A Fixed Period During Employment. A SOG Participant may not transfer to his or her Stock Account any amount subject to an election to defer for a fixed number of years pursuant to Article 6, nor may he or she transfer to his or her Stock Account any interest that has accrued on such amount.

7.2  Election into the Stock Account

If a SOG Participant makes an investment election pursuant to Section 7.1 to transfer an amount from his or her Deferred Compensation Account to his or her Stock Account, effective as of the election's Effective Date, (i) his or her Stock Account shall be credited with that number of units of Common Stock, and fractions thereof, obtained by dividing the dollar amount elected to be transferred by the Market Value of the Common Stock on the Valuation Date coincident with or immediately preceding the election's Effective Date; and (ii) his or her Deferred Compensation Account shall be reduced by the amount elected to be transferred.

7.3  Election out of the Stock Account

If a SOG Participant makes an investment election pursuant to Section 7.1 to transfer an amount from his or her Stock Account to his or her Deferred Compensation Account, effective as of the election's Effective Date, (i) his or her Deferred Compensation Account shall be credited with a dollar amount equal to the amount obtained by multiplying the number of units to be transferred by the Market Value of the Common Stock on the Valuation Date coincident with or immediately preceding the election's Effective Date; and
(ii) his or her Stock account shall be reduced by the number of units elected to be transferred.

7.4  Dividend Equivalents

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

7.5  Stock Dividends

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

7.6  Recapitalization

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

7.7  Distributions

Amounts in respect of units of Common Stock shall be distributed in cash in accordance with Articles 6, 8 and 11. For purposes of a distribution pursuant to Article 6, 8, or 11, the number of units to be distributed from a SOG Participant's Stock Account shall be valued by multiplying the number of such units by the Market Value of the Common Stock as of the Valuation Date coincident with or immediately preceding the date such distribution is to occur. Pending the complete distribution under Section 8.2 or liquidation under Section 7.8 of the Stock Account of a SOG Participant who has terminated his or her employment with the Company, the SOG Participant shall continue to be able to make elections pursuant to Sections 7.2 and 7.3 and his or her Stock Account shall continue to be credited with additional units of Common Stock pursuant to Sections 7.4, 7.5, and 7.6.

7.8  Liquidation of Stock Account

The provisions of this Section 7.8 shall be applicable if on the second anniversary of the SOG Participant's retirement or, if earlier, termination of employment from the Company, the SOG Participant has a balance remaining in his or her Stock Account. In such case, effective as of the first day of the first calendar month immediately following the date of such second anniversary, the entire balance of the SOG Participant's Stock Account shall automatically be transferred to his or her Deferred Compensation Account and, he or she shall thereafter be ineligible to transfer any amounts to his or her Stock Account. For purposes of valuing the units of Common Stock subject to such a transfer, the method described in Section 7.3 shall be used.


Article 8.     Payment of Deferred Compensation

8.1  Background

No withdrawal may be made from a Participant's Accounts except as provided in this Article 8 and Articles 6 and 13.

8.2  Manner of Payment

Payment of a Participant's Accounts shall be made at the sole discretion of the Compensation Committee in a single sum or in annual installments; provided, however, that payment in the event of death shall be made in accordance with Section 8.6. The maximum number of installments is ten. All payments from the Plan shall be made in cash.

8.3  Timing

Payments shall be made as soon as is administratively possible following the fifth business day in March and shall commence in any year designated by the Compensation Committee up through the tenth year following the year in which the Participant retires, becomes disabled, or for any other reason, ceases to be an employee of Kodak or any subsidiary of Kodak, but in no event later than the year the Participant reaches age 71. Notwithstanding the preceding sentence of this Section 8.3, payment in the event of death shall be made in accordance with Section 8.6.

8.4  Valuation

The amount of each payment shall be equal to the value, as of the immediately preceding Valuation Date, of the Participant's Accounts, divided by the number of installments remaining to be paid. If payment of a Participant's Accounts is determined by the Compensation Committee to be paid in installments and the Participant has a balance in his or her Stock Account at the time of the payment of an installment, the amount that shall be distributed from his or her Stock Account shall be the amount obtained by multiplying the total amount of the installment determined in accordance with the immediately preceding sentence by the percentage obtained by dividing the balance in the Stock Account as of the immediately preceding Valuation Date by the total value of the Participant's Accounts as of such date. Similarly, in such case, the amount that shall be distributed from the Participant's Deferred Compensation Account shall be the amount obtained by multiplying the total amount of the installment determined in accordance with the first sentence of this Section 8.4 by the percentage obtained by dividing the balance in the Deferred Compensation Account as of the immediately preceding Valuation Date by the total value of the Participant's Accounts as of such date.

8.5  Termination of Employment

Anything herein to the contrary notwithstanding, Participants who cease to be employed by Kodak or any Subsidiary of Kodak and are employed by Eastman Chemical Company or one of its subsidiaries in connection with the distribution of the common stock of Eastman Chemical Company to the shareholders of Kodak, shall not be deemed to have terminated employment for purposes of this Plan.

8.6  Payment of Deferred Compensation After Death

If a Participant dies prior to complete payment of his or her Accounts, the provisions of this Section 8.6 shall become operative.

     A. Stock Account. Effective as of the date of a SOG Participant's death, the entire balance of his or her Stock Account shall be transferred to his or her Deferred Compensation Account. For purposes of valuing the units of Common Stock subject to such a transfer, the deceased SOG Participant's Deferred Compensation Account shall be credited with a dollar amount equal to the amount obtained by multiplying the number of units in the deceased SOG Participant's Stock Account at the time of his or her death by the Market Value of the Common Stock on the date of his or her death. Thereafter, no amounts in the deceased SOG Participant's Deferred Compensation Account shall be eligible for transfer to the deceased SOG Participant's Stock Account by any person, including, but not by way of limitation, the deceased SOG Participant's beneficiary or legal representative.

     B. Distribution. The balance of the Participant's Accounts, valued as of the Valuation Date immediately preceding the date payment is made, shall be paid in a single, lump-sum payment to: (1) the beneficiary or contingent beneficiary designated by the Participant on forms supplied by the Compensation Committee; or, in the absence of a valid designation of a beneficiary or contingent beneficiary,
          (2) the Participant's estate within 30 days after appointment of a legal representative of the deceased Participant.

8.7  Acceleration of Payment for Hardship

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


Article 9.     Administration

9.1  Responsibility

The Compensation Committee shall have total and exclusive responsibility to control, operate, manage and administer the plan in accordance with its terms.

9.2  Authority of the Compensation Committee

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

9.3  Discretionary Authority

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

9.4  Delegation of Authority

The Compensation Committee may delegate some or all of its authority under the Plan to any person or persons provided that any such delegation be in writing.


Article 10.    Miscellaneous

10.1 Non-Competition Provision

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

10.2 Participant's Rights Unsecured

The amounts payable under the Plan shall be unfunded, and the right of any Participant or his or her estate to receive any payment under the Plan shall be an unsecured claim against the general assets of the Company. No Participant shall have the right to exercise any of the rights or privileges of a shareholder with respect to the units credited to his or her Stock Account.

10.3 No Right to Continued Employment

Participation in the Plan shall not give any employee any right to remain in the employ of the Company. The Company reserves the right to terminate any Participant at any time.

10.4 Statement of Account

Statements will be sent no less frequently than annually to each Participant or his or her estate showing the value of the Participant's Accounts.

10.5 Assignability

Neither the Participant nor the Company shall have the right to assign any rights or obligations under the Plan. However, the Plan shall inure to the benefit of and be binding upon the successors of the Company.

10.6 Deductions

The Company will withhold to the extent required by law all applicable income and employment taxes from amounts paid under the Plan.

10.7 Amendment

The Plan may at any time or from time to time be amended, modified, or terminated by the Compensation Committee. However, no amendment, modification, or termination shall, without the consent of a Participant, adversely affect such Participant's accruals in his or her Accounts.

10.8 Governing Law

The Plan shall be construed, governed and enforced in accordance with the law of New York State, except as such laws are preempted by applicable federal law.

10.9 Compliance with Securities Laws

The Compensation Committee may, from time to time, impose additional, or modify or eliminate existing, Plan restrictions and requirements, including, but not by way of limitation, the restrictions regarding a SOG Participant's ability to elect into and out of his or her Stock Account under Sections 7.2 and 7.3 or the requirement of an automatic transfer pursuant to Section 8.6(B), as it deems necessary, advisable or appropriate in order to comply with applicable federal and state securities laws. All such restrictions shall be accomplished by way of written administrative guidelines adopted by the Compensation Committee.

10.10 Diconix Deferred Compensation

The deferred compensation accounts maintained by Research Boulevard Realty Co., Inc. (formerly Diconix, Inc.) pursuant to the Diconix, Inc. Deferred Compensation Plan shall be treated as Deferred Compensation Accounts under this Plan and shall be subject to all the terms and conditions of this Plan.


Article 11.    Change in Control

11.1 Background

The terms of this Article 11 shall immediately become operative, without further action or consent by any person or entity, upon a Change in Control, and once operative shall supersede and control over any other provisions of this Plan.

11.2 Acceleration of Payment Upon Change In Control

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

11.3 Amendment On or After Change In Control

On or after a Change in Control, no action, including, but not by way of limitation, the amendment, suspension or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of this Plan with respect to the balance in the Participant's Accounts.


Article 12.    Severance Payments

With the exception of Articles 1 and 9 hereof and Sections 10.2, 10.3, 10.5, 10.6, and 10.8 hereof, the provisions of this Article 12 shall operate independent of any other Sections of this Plan.

Subject to the terms and conditions established in this Article 12, the Chief Executive Officer of the Company may award severance payments under the Plan to certain Eligible Employees who terminate their employment from the Company. The classification of Eligible Employees who are eligible for such severance payments shall be limited to those Eligible Employees who are officers of the Company. The amount of any such severance payment shall be determined by the Chief Executive Officer with reference to the Eligible Employee's base salary at the time of his or her termination of employment. The Chief Executive Officer shall have the sole discretion to determine the timing, manner of payment (e.g., lump sum or installments) and terms, conditions and limitations of any such severance payment, except that all such payments shall be made in cash. Any award made by the Chief Executive Officer pursuant to the provisions of this paragraph shall be evidenced by a written agreement signed by the Chief Executive Officer.

                                 Schedule A


Eastman Gelatine Corporation
Eastman Kodak International Capital Company, Inc.

                                                       Exhibit (10) F.

As Amended October 10, 1996
Effective November 1, 1996


                EASTMAN KODAK COMPANY 1985 STOCK OPTION PLAN


1.  Purposes

The purposes of this Plan are to encourage ownership of the Company's stock by eligible key employees and to provide increased incentive for such employees to put forth maximum effort for the success of the business.

2.  Definitions

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

2.08 "Change In Control" means a change in control of the Company of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item l(a) of the Current Report of Form 8-K, as in effect on August 1, 1989, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); provided that, without limitation, a Change In Control shall be deemed to have occurred at such time as (i) any "person" within the meaning of Section 14(d) of the Exchange Act is or has become the "beneficial owner" as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 25% or more of the combined voting power of the outstanding securities of the Company ordinarily having the right to vote at the election of director ("Voting Securities"), or (ii) individuals who constitute the Board of Directors of the Company on August 1, 1989 (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to August 1, 1989 whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least three quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this clause (ii), considered as though such person were a member of the Incumbent Board.

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

     18.02 Lapse of Restrictions. Upon a Change In Control, all terms, conditions or restrictions in effect on any outstanding stock options, regardless of whether such stock options are incentive stock options or non- qualified stock options, or SARs, regardless of whether such SARs are Tandem SARs or Freestanding SARs, shall immediately lapse as of the date of the event.

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

                                                       Exhibit (10) G.














                  1990 OMNIBUS LONG-TERM COMPENSATION PLAN






















                                          EASTMAN KODAK COMPANY
                                          Effective November 1, 1996

                   1990 OMNIBUS LONG-TERM COMPENSATION PLAN
                               November 1, 1996


                              TABLE OF CONTENTS


      Paragraph        Title                                   Page


          1            Purpose                                  79
          2            Definitions                              79
          3            Administration                           80
          4            Eligibility                              81
          5            Shares Available                         81
          6            Term                                     82
          7            Participation                            82
          8            Stock Options                            82
          9            Stock Appreciation Rights                83
         10            Stock Awards                             83
         11            Performance Units                        84
         12            Performance Shares                       84
         13            Payment of Awards                        85
         14            Dividends and Dividend Equivalents       85
         15            Deferral of Awards                       85
         16            Termination of Employment                85
         17            Nonassignability                         86
         18            Adjustment of Shares Available           86
         19            Withholding Taxes                        86
         20            Noncompetition Provision                 86
         21            Amendments to Awards                     87
         22            Regulatory Approvals and Listings        87
         23            No Right to Continued Employment
                        or Grants                               87
         24            Amendment                                87
         25            Governing Law                            87
         26            Change in Ownership                      87
         27            Change in Control                        89
         28            No Right, Title, or Interest in
                        Company Assets                          90
         29            Gender                                   90

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


24.  Amendment

The Committee may suspend or terminate the Plan at any time. In addition, the Committee may, from time to time, amend the Plan in any manner, but may not without shareholder approval adopt any amendment which would (a) materially increase the benefits accruing to Participants under the Plan, (b) materially increase the number of shares of Common Stock which may be issued under the Plan (except as specified in paragraph 18), or (c) materially modify the requirements as to eligibility for participation in the Plan.


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


27.  Change In Control

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

                                                       Exhibit (10) H.




                            EASTMAN KODAK COMPANY

                    MANAGEMENT VARIABLE COMPENSATION PLAN



Article                                                        Page

1.    Purpose, Effective Date and Term of Plan                  92

2.    Definitions                                               92

3.    Eligibility                                               97

4.    Plan Administration                                       97

5.    Forms of Awards                                           98

6.    Determination of Awards for a Performance Period          98

7.    Payment of Awards for a Performance Period               100

8.    Deferral of Awards                                       101

9.    Additional Awards                                        101

10.   Change In Ownership                                      102

11.   Change In Control                                        102

12.   Shares Subject to the Plan                               103

13.   Miscellaneous                                            104



                          1996, Eastman Kodak Company

ARTICLE 1  --  PURPOSE, EFFECTIVE DATE AND TERM OF PLAN

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

2.1  Actual Award Pool

"Actual Award Pool" means, for a Performance Period, the amount determined in accordance with Section 6.4.

2.2  Average Net Assets

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

2.3  Award

"Award" means the compensation granted to a Participant by the Committee for a Performance Period pursuant to Articles 6 and 7 or the compensation granted to a Key Employee by the Committee pursuant to Article 9. All Awards shall be issued in the form(s) specified by Article 5.

2.4  Award Payment Date

"Award Payment Date" means, for each Performance Period, the date that the amount of the Award for that Performance Period shall be paid to the Participant under Article 7, without regard to any election to defer receipt of the Award made by the Participant under Article 8 of the Plan.

2.5  Board

"Board" means the Board of Directors of Kodak.

2.6  Carryforward Amount

"Carryforward Amount" means, for any Performance Period, the sum of the Carryovers for all prior Performance Periods less the sum of all Awards granted from the Carryforward Amount pursuant to Sections 6.4(d) and 9.5.

2.7  Carryover

"Carryover" means, for a Performance Period, that portion, if any, or all of the difference, if any, between the Maximum Award for such Performance Period and the sum of all Awards paid under the Plan for such Performance Period, which the Committee elects to add to the Carryforward Amount.

2.8  Cause

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

2.9  CEO

"CEO" means the Chief Executive Officer of Kodak.

2.10 Change In Control

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

2.11 Change In Ownership

"Change In Ownership" means a Change In Control which results directly or indirectly in Kodak's Common Stock ceasing to be actively traded on the New York Stock Exchange.

2.12 Code

"Code" means the Internal Revenue Code of 1986, as amended from time to time, including regulations thereunder and successor provisions and regulations thereto.

2.13 Committee

"Committee" means the Executive Compensation and Development Committee of the Board, or such other Board committee as may be designated by the Board to administer the Plan; provided that the Committee shall consist of three or more directors, all of whom are both a "Non-Employee Director" within the meaning of Rule 16b-3 under the Exchange Act and an "outside director" within the meaning of the definition of such term as contained in Proposed Treasury Regulation Section 1.162- 27(e)(3), or any successor definition adopted.

2.14 Common Stock

"Common Stock" means the common stock, $2.50 par value per share, of Kodak which may be newly issued or treasury stock.

2.15 Company

"Company" means Kodak and its Subsidiaries.

2.16 Covered Employee

"Covered Employee" means a Key Employee who is a "Covered Employee" within the meaning of Section 162(m) of the Code.

2.17 Disability

"Disability" means a disability under the terms of any long-term disability plan maintained by the Company.

2.18 Effective Date

"Effective Date" means the date an Award is determined to be effective by the Committee upon its grant of such Award.

2.19 Exchange Act

"Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, including rules thereunder and successor provisions and rules thereto.

2.20 Key Employee

"Key Employee" means:

     (a) either (1) a salaried employee of the Company in wage grade 48 or above, or the equivalent thereof; or (2) a salaried employee of the Company who holds a position of responsibility in a managerial, administrative, or professional capacity and is in wage grade 43 or above: provided, however, that the persons described in Subsection
          (b) below of this Section 2.20 are not Key Employees.

     (b)  The following persons are not Key Employees:

          (1) Any person employed by the Company who: (i) is offered a position of employment by Danka; (ii) accepts such offer of employment; and (iii) is employed by Danka on January 1, 1997.

          (2) Any person employed by the Company who; (i) is disabled and receiving benefits under the Short Term Disability Plan on January 1, 1997; (ii) does not have a "Continuos Disability" (as defined in Section 2.06 of the Short Term Disability Plan) as a result of such disability for a period in excess of 180 days; (iii) returns to work for the Company prior to March 14, 1997, (iv) is offered a position of employment by Danka; (vi) accepts such offer of employment; and (vi) is employed by Danka prior to March 14, 1997; and

          (3) Any person employed by the Company who; (i) is on a leave of absence on January 1, 1997; (ii) returns to work for the Company prior to March 14, 1997, (iii) is offered a position of employment by Danka; (iv) accepts such offer of employment; and (v) is employed by Danka prior to March 14, 1997.

2.21 Kodak

"Kodak" means Eastman Kodak Company.

2.22 Maximum Award

"Maximum Award" means, for a Performance Period, the dollar amount calculated in accordance with Section 6.2 by applying the Performance Formula for such Performance Period against the Performance Goals for the same Performance Period.

2.23 Maximum Award Pool

"Maximum Award Pool" means, for a Performance Period, the dollar amount calculated in accordance with Section 6.3(b) by adding the Maximum Award for the Performance Period with the Carryforward Amount.

2.24 Negative Discretion

"Negative Discretion" means the discretion granted to the Committee pursuant to Section 6.3(e) to reduce or eliminate the Maximum Award Pool or a portion of the Maximum Award Pool allocated to a Covered Employee.

2.25 Net Assets

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

2.26 Net Income

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

2.27 Participant

"Participant," means either (a) for a Performance Period, a Key Employee who is designated to participate in the Plan for the Performance Period pursuant to Article 3; or (b) for purposes of Article 9, a Key Employee who is granted an Award pursuant to such Article.

2.28 Performance Criterion

"Performance Criterion" means the stated business criterion upon which the Performance Goals for a Performance Period are based as required pursuant to Proposed Treasury Regulation Section 1.162-27(e)(4)(iii). For purposes of the Plan, RONA shall be the Performance Criterion.

2.29 Performance Formula

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

2.30 Performance Goals

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

2.31 Performance Period

"Performance Period" means Kodak's fiscal year or any other period designated by the Committee with respect to which an Award may be granted.

2.32 Plan

"Plan" means the Management Variable Compensation Plan.

2.33 Retirement

"Retirement" means retirement under any defined benefit pension plan maintained by the Company which is either a tax-qualified plan under Section 401(a) of the Code or is identified in writing by the Committee as a defined benefit pension plan.

2.34 RONA

"RONA" means, for a Performance Period, Return on Net Assets for the Performance Period. RONA shall be calculated by dividing Net Income for the Performance Period by Average Net Assets for the same period.

2.35 Subsidiary

"Subsidiary" means a subsidiary which is majority owned by Kodak and reported in Kodak's audited consolidated financial statements.

2.36 Target Award

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

4.3  Discretionary Authority

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

4.5  Delegation of Authority

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

     (b) Calculation of Maximum Award. The Maximum Award for a Performance Period is the dollar amount obtained by applying the Performance Formula for such Performance Period against the Performance Goals for the same Performance Period.

6.3  Determination of Maximum Award Pool

     (a) Purpose of Maximum Award Pool. The Maximum Award Pool, for a Performance Period, serves as the basis for calculating the maximum amount of Awards that may be granted to all Participants for such Performance Period.

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

9.1  In General

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

13.6 Amendment/Termination

The Committee may suspend or terminate the Plan at any time with or without prior notice. In addition, the Committee may, from time to time and with or without prior notice, amend the Plan in any manner, but may not without shareholder approval adopt any amendment which would require the vote of the shareholders of Kodak pursuant to Section 162(m) of the Code, but only insofar as such amendment affects Covered Employees.

13.7 Governing Law

The Plan shall be governed by and construed in accordance with the laws of the State of New York, except as superseded by applicable Federal Law.

13.8 No Right, Title, or Interest in Company Assets

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

13.10 Compliance with Section 162(m)

If any provision of the Plan would cause the Awards granted to a Covered Person not to constitute qualified Performance-Based Compensation under
Section 162(m) of the Code, that provision, insofar as it pertains to the Covered Person, shall be severed from, and shall be deemed not to be a part of, this Plan, but the other provisions hereof shall remain in full force and effect.

                                                        Exhibit (10) I.


                            EASTMAN KODAK COMPANY
                   1995 OMNIBUS LONG-TERM COMPENSATION PLAN

Article                                                        Page

1.    Purpose and Term of Plan                                  107

2.    Definitions                                               107

3.    Eligibility                                               112

4.    Plan Administration                                       112

5.    Forms of Awards                                           113

6.    Shares Subject to Plan                                    114

7.    Performance Awards                                        115

8.    Stock Options                                             116

9.    Stock Appreciation Rights                                 117

10.   Stock Awards                                              118

11.   Performance Units                                         119

12.   Performance Shares                                        119

13.   Performance Stock Program                                 119

14.   Payment of Awards                                         122

15.   Dividend and Dividend Equivalents                         123

16.   Deferral of Awards                                        123

17.   Change In Ownership                                       123

18.   Change In Control                                         125

19.   Miscellaneous                                             127


                        1996, Eastman Kodak Company

ARTICLE 1  --  PURPOSE AND TERM OF PLAN

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

2.1  Approved Reason

"Approved Reason" means a reason for terminating employment with the Company which, in the opinion of the Committee, is in the best interests of the Company.

2.2  Award

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

2.3  Award Notice

"Award Notice" means a written notice from the Company to a Participant that establishes the terms, conditions, restrictions, and/or limitations applicable to an Award in addition to those established by this Plan and by the Committee's exercise of its administrative powers.

2.4  Award Payment Date

"Award Payment Date" means, for a Performance Cycle, the date the Awards for such Performance Cycle shall be paid to Participants. The Award Payment Date for a Performance Cycle shall occur as soon as administratively possible following the completion of the certifications required pursuant to Subsection 13.5(c).

2.5  Board

"Board" means the Board of Directors of Kodak.

2.6  Cause

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

2.7  CEO

"CEO" means the Chief Executive Officer of Kodak.

2.8  Change In Control

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

2.9  Change In Control Price

"Change In Control Price" means the highest closing price per share paid for the purchase of Common Stock on the New York Stock Exchange during the ninety
(90) day period ending on the date the Change In Control occurs.

2.10 Change In Ownership

"Change In Ownership" means a Change In Control which results directly or indirectly in Kodak's Common Stock ceasing to be actively traded on the New York Stock Exchange.

2.11 Code

"Code" means the Internal Revenue Code of 1986, as amended from time to time, including regulations thereunder and successor provisions and regulations thereto.

2.12 Committee

"Committee" means the Executive Compensation and Development Committee of the Board, or such other Board committee as may be designated by the Board to administer the Plan; provided that the Committee shall consist of three or more directors, all of whom are both a "Non-Employee Director" within the meaning of Rule 16b-3 under the Exchange Act and an "outside director" within the meaning of the definition of such term as contained in Proposed Treasury Regulation Section 1.162- 27(e)(3), or any successor definition adopted.

2.13 Common Stock

"Common Stock" means common stock, $2.50 par value per share, of Kodak which may be newly issued or treasury stock.

2.14 Company

"Company" means Kodak and its Subsidiaries.

2.15 Covered Employee

"Covered Employee" means an Employee who is a "Covered Employee" within the meaning of Section 162(m) of the Code.

2.16 Disability

"Disability" means a disability under the terms of any long-term disability plan maintained by the Company.

2.17 Effective Date

"Effective Date" means the date an Award is determined to be effective by the Committee upon its grant of such Award.

2.18 Employee

" Employee" means either: (a) an employee of Kodak; or (b) an employee of a Subsidiary.

2.19 Exchange Act

"Exchange Act" means the Securities and Exchange Act of 1934, as amended from time to time, including rules thereunder and successor provision and rules thereto.

2.20 Key Employee

"Key Employee" means a senior level Employee who holds a position of responsibility in a managerial, administrative, or professional capacity.

2.21 Kodak

"Kodak" means Eastman Kodak Company.

2.22 Negative Discretion

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

2.23 Participant

"Participant" means either any Employee to whom an Award has been granted by the Committee under the Plan or a Key Employee who, for a Performance Cycle, has been selected to participate in the Performance Stock Program.

2.24 Performance Awards

"Performance Awards" means the Stock Awards, Performance units and Performance Shares granted to Covered Employees pursuant to Article 7. All Performance Awards are intended to qualify as "Performance-Based
Compensation" under Section 162(m) of the Code.

2.25 Performance Criteria

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

2.26 Performance Cycle

"Performance Cycle" means the one or more periods of time, which may be of varying and overlapping durations, as the Committee may select, over which the attainment of one or more Performance Goals will be measured for the purpose of determining a Participant's right to and the payment of an Award under the Performance Stock Program.

2.27 Performance Formula

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

2.28 Performance Goals

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

2.29 Performance Period

"Performance Period" means the one or more periods of time, which may be of varying and overlapping durations, as the Committee may select, over which the attainment of one or more Performance Goals will be measured for the purpose of determining a Participant's right to and the payment of a Performance Award. In the case of Awards issued under Article 8 or Article 9 hereof, the Performance Period shall be Kodak's fiscal year.

2.30 Performance Stock Program

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

2.31 Plan

"Plan" means the Eastman Kodak Company 1995 Omnibus Long-Term Compensation
Plan.

2.32 Retirement

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

2.33 Stock Award

"Stock Award" means an award granted pursuant to Article 10 in the form of shares of Common Stock, restricted shares of Common Stock, and/or Units of Common Stock.

2.34 Subsidiary

"Subsidiary" means a corporation or other business entity in which Kodak directly or indirectly has an ownership interest of 80 percent or more.

2.35 Target Award

"Target Award" means, for a Performance Cycle, the target award amount, expressed as a number of shares of Common Stock, established for each wage grade by the Committee for the Performance Cycle. The fact, however, that a Target Award is established for a Participant's wage grade shall not in any manner entitle the Participant to receive an Award for such Performance Cycle.

2.36 Unit

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

4.3  Discretionary Authority

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

6.1  Available Shares

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

     b) Covered Employees. In no event shall the Award of any Participant who is a Covered Employee be adjusted pursuant to Subsection 6.2(a) to the extent it would cause such Award to fail to qualify as "Performance-Based Compensation" under Section 162(m) of the Code.

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

8.2  Terms and Conditions of Stock Options

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

8.3  Restrictions Relating to Incentive Stock Options

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

8.4  Additional Terms and Conditions

The Committee may, by way of the Award Notice or otherwise, establish such other terms, conditions, restrictions and/or limitations, if any, of any stock option Award, provided they are not inconsistent with the Plan.

8.5  Exercise

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

9.1  In General

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

9.2  Terms and Conditions of Tandem SARs

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

9.3  Terms and Conditions of Freestanding SARs

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

9.4  Deemed Exercise

The Committee may provide that an SAR shall be deemed to be exercised at the close of business on the scheduled expiration date of such SAR if at such time the SAR by its terms remains exercisable and, if so exercised, would result in a payment to the holder of such SAR.

9.5  Additional Terms and Conditions

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

10.1 Grants

Awards may be granted in the form of Stock Awards. Stock Awards shall be awarded in such numbers and at such times during the term of the Plan as the Committee shall determine.

10.2 Award Restrictions

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

10.3 Rights as Shareholders

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

10.4 Evidence of Award

Any Stock Award granted under the Plan may be evidenced in such manner as the Committee deems appropriate, including, without limitation, book-entry registration or issuance of a stock certificate or certificates.

ARTICLE 11  --  PERFORMANCE UNITS

11.1 Grants

Awards may be granted in the form of performance units. Performance units, as that term is used in this Plan, shall refer to Units valued by reference to designated criteria established by the Committee, other than Common Stock.

11.2 Performance Criteria

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

11.3 Additional Terms and Conditions

The Committee may, by way of the Award Notice or otherwise, determine such other terms, conditions, restrictions, and/or limitations, if any, of any Award of performance units, provided they are not inconsistent with the Plan.


ARTICLE 12  --  PERFORMANCE SHARES

12.1 Grants

Awards may be granted in the form of performance shares. Performance shares, as that term is used in this Plan, shall refer to shares of Common Stock or Units which are expressed in terms of Common Stock.

12.2 Performance Criteria

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

12.3 Additional Terms and Conditions

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

     (f) New Participants. Participants who are employed by the Company after the Committee's selection of Participants for the Performance Cycle, as well as Key Employees who are selected by the Committee to be Participants after such date, shall, in the event Awards are paid for the Performance Cycle, only be entitled to a pro-rata Award. The amount of the pro-rata Award shall be determined by multiplying the Award the Participant would have otherwise been paid if he or she had been a Participant for the entire Performance Cycle by a fraction the numerator of which is the number of full months he or she was eligible to participate in the Performance Stock Program during the Performance Cycle over the total number of full months in the Performance Cycle. For purposes of this calculation, a partial month of participation shall: (1) be treated as a full month of participation to the extent a Participant participates in the Performance Stock Program on 15 or more days of such month; and (2) not be taken into consideration to the extent the Participant participates in the Performance Stock Program for less than 15 days of such month.

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

14.1 In General

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

ARTICLE 15  --  DIVIDEND AND DIVIDEND EQUIVALENTS

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

17.1 Background

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

17.2 Dividends and Dividend Equivalents

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

17.3 Treatment of Performance Units and Performance Shares

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

17.4 Treatment of Awards under Performance Stock Program

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

17.5 Valuation of Awards

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

17.6 Payment of Awards

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

17.7 Deferred Awards

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

17.8 Section 16 of Exchange Act

     (Intentionally Omitted)

17.9 Miscellaneous

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


ARTICLE 18  --  CHANGE IN CONTROL

18.1 Background

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

18.2 Vesting and Lapse of Restrictions

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

18.3 Dividends and Dividend Equivalents

If a Participant is eligible for treatment under this Article 18, all of his or her unpaid dividends and dividend equivalents and all interest accrued thereon, if any, shall be treated and paid under this Article 18 in the identical manner and time as the Award under which such dividends or dividend equivalents have been credited.

18.4 Treatment of Performance Units and Performance Shares

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

18.6 Valuation of Awards

If a Participant is eligible for treatment under this Article 18, his or her Awards shall be valued and cashed out in accordance with the provisions of
Section 17.5.

18.7 Payment of Awards

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

18.8 Deferred Awards

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

18.9 Section 16 of Exchange Act

     (Intentionally Omitted)

18.10 Miscellaneous

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

18.11 Legal Fees

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

19.4 Regulatory Approvals and Listings

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

19.6 Amendment/Termination

The Committee may suspend or terminate the Plan at any time with or without prior notice. In addition, the Committee may, from time to time and with or without prior notice, amend the Plan in any manner, but may not without shareholder approval adopt any amendment which would require the vote of the shareholders of Kodak pursuant to Section 162(m) of the Code, but only insofar as such amendment affects Covered Employees.

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






1995 Omnibus Long- Term Compensation Plan
November 1, 1996

                                                        Exhibit (10) N.


                  SECOND AMENDMENT TO EMPLOYMENT AGREEMENT


     THIS AGREEMENT (the "Second Amendment" or "Amendment"), made as of the 25th day of February, 1997, is intended to further amend a certain Employment Agreement, dated as of the 27th day of October, 1993 and amended on April 4, 1994, by and between George M.C. Fisher (the "Executive") and the Eastman Kodak Company (the "Company") hereinafter the "Employment Agreement."

     WHEREAS, the Executive served as Chairman, President and Chief Executive Officer of the Company until December 31, 1996 and Chairman and Chief Executive Officer since January 1, 1997 under the Employment Agreement, and

     WHEREAS, the Company desires to continue the employment of the Executive as Chairman and Chief Executive Officer and the Executive desires to continue such employment beyond the originally scheduled term of employment; and

     WHEREAS, the Company further desires to grant the Executive an award of restricted shares of common stock pursuant to the Company's 1995 Omnibus Long-Term Compensation Plan; and

     WHEREAS, the Company further desires to grant the Executive an option to purchase shares of the Company's common stock; and

     WHEREAS, the Executive and the Company additionally desire to clarify several other provisions of the Employment Agreement.

     NOW, THEREFORE, based upon the mutual promises and conditions contained herein, the parties hereto do hereby agree that the Employment Agreement shall be amended effective as of the date and year first written above as follows:

1. Subsection (f) of Section 1 entitled "Definitions" is amended by changing the second sentence to read as follows:

     A competitive activity shall mean a business that (i) is being conducted by the Company or any Subsidiary at the time in question and (ii) is, in the case of Competition engaged in by the Executive during employment, being conducted by the Company or a Subsidiary during the term of employment and, in the case of Competition engaged in by the Executive after termination of employment, was being conducted at the date of the termination of the Executive's employment, provided that competitive activities shall not include (x) any business principally in the telecommunications industry or (y) any non-imaging business, or combination of similar non-imaging businesses, contributing less than 5% of the Company's revenues on a consolidated basis for the fiscal year in question.

2.   Subsection (g)(iii) of Section 1 is amended to delete ", President".

3.   Section 2 entitled "Term of Employment" is amended as follows:

     The date "October 26, 1998" is replaced with "December 31, 2000."

4. Subsection (a) of Section 5 entitled "Annual Incentive Awards" is amended by changing it to read as follows:

     (a) The Company's Annual Incentive Plan. He shall have an accrual target award opportunity under the Company's Management Annual Performance Plan of at least $1,000,000 and a minimum guaranteed payment of $1,000,000 for each of 1994 and 1995. Effective for years beginning with 1997, his annual target award opportunity under the Management Variable Compensation Plan or any successor plan shall be at least 90% of Base Salary.

5. Subsection (b) of Section 6 entitled "Long-Term Incentive Programs" is amended to add "s" to "Award" in the sub-caption, to insert "(i)" immediately after the sub-caption and to add a new subsection 6(b)(ii) as follows:

          (ii) As soon as practicable after the execution of the Second Amendment, the Company shall grant the Executive 50,000 shares of stock substantially in the form attached to the Amendment as Exhibit A, such stock to be subject to forfeiture if the Executive's employment terminates pursuant to Section 11(c) or 11(f) below prior to the end of the Term of Employment.

6. Subsection (c) of Section 6 is amended to add "s" to "Award" in the sub-caption, to insert "(i)" immediately after the sub-caption and to add a new subsection (ii) as follows:

          (ii) As soon as practicable after the execution of the Second Amendment, the Company shall grant the Executive a 10-year option, substantially in the form attached to this Amendment as Exhibit B, to purchase 2,000,000 shares of Stock (the "Option"). The exercise price of the Option shall be the closing market price for the Stock on the New York Stock Exchange on the date of grant.

7. Subsection (a) of Section 9 entitled "Supplemental Pension" is amended to read as follows:

     (a) The Executive shall be entitled to a pension benefit to be determined in accordance with the formula under the Company's Retirement Income Plan as in effect on the date of this Agreement (the "Plan") (without regard to any limitations that may be applicable under the Internal Revenue Code), subject to adjustment for any future enhancements in that formula. For purposes of determining his benefit under this Section 9(a), upon execution of the Second Amendment, the Executive shall be deemed credited, for all Plan purposes, with 22 years of service under the Plan in addition to credited service for actual employment with the Company and shall be deemed to have 5 years of age in addition to his actual age. The Executive shall also be provided with credited service following certain terminations of employment as described in Section 11 below. The pension benefit provided under this
     Section 9(a) shall be offset by any other pension benefit provided to the Executive under any other Company pension plan or any pension plan of his prior employer. The Executive shall be entitled to receive the pension benefit provided in this Section 9(a) at age 60 with no reduction for age.

8. Subsection (d) of Section 10 is amended to insert "(i)" immediately after (d) and to add a new subsection (ii) as follows:

          (ii) At any time within 1 year following the termination of the Executive's employment, at the election of the Executive, the Company shall promptly purchase his primary Rochester residence at a price equal to the greater of (x) the Executive's purchase price plus the cost of documented improvements or (y) the then fair market value. The fair market value shall be determined by a nationally-recognized appraiser, as mutually agreed by the Parties.

9. Subsections (h) and (i) of Section 11 entitled "Termination of Employment" are redesignated subsections (i) and (j), respectively and a new subsection (h) is added as follows:

     (h) Termination for an Approved Reason. Any termination of Executive's employment on or after December 31, 2000, other than a termination for Cause as that term is defined in the Employment Agreement, shall be deemed a termination for an "Approved Reason" under the Administrative Guides or other operating guidelines under the 1990 Omnibus Long-Term Compensation Plan and the 1995 Omnibus Long-Term Compensation Plan, or for any other purpose for which "Approved Reason" is a relevant term.

10. Section 12 is amended to add the word "Non-competition" at the end of the heading and to add a new subsection (c) as follows:

          (c) During the Term of Employment and for the period ending on the earlier of December 31, 2002 or the second anniversary of the Executive's termination of employment under the Employment Agreement, the Executive shall not, without the written consent of an officer of the Company, engage in Competition, as defined in
          Section 1(f) above.

11. All of the remaining terms of the Employment Agreement, to the extent they are not inconsistent with the terms hereof, shall remain in full force and effect, without amendment or modification.


     IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment as of the date and year first above written.


                                            Eastman Kodak Company



                                            By:   (Signature)
                                                  Michael P. Morley

                                            Title: Senior Vice President and
                                            Director, Human Resources



                                                  (Signature)
                                                  George M.C. Fisher

                                 Exhibit A


                         NOTICE OF RESTRICTED STOCK
                          GRANTED FEBRUARY 25, 1997
                                PURSUANT TO
                EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM
                             COMPENSATION PLAN
                               (Grant Notice)


To: George M.C. Fisher


     You are granted 50,000 shares of Eastman Kodak Company (the "Company") Common Stock (the "Restricted Shares"). The Restricted Shares are granted under the Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan (the "Plan") and are subject to the terms of the Plan and the following conditions:

     1. The Restricted Shares awarded hereunder shall be promptly issued and a certificate(a) for such shares shall be issued in your name. You shall thereupon be a shareholder of all the shares represented by the certificate(a). As such, you shall have all the rights of a shareholder with respect to such shares, including, but not limited to, the right to vote such shares and to receive all dividends and other distributions (subject to Paragraph 2 below) paid with respect to them, provided, however, that the shares shall be subject to the restrictions in Paragraph 4 below. The stock certificates representing such shares shall be imprinted with a legend stating that the shares represented thereby are restricted shares subject to the terms and conditions of this Grant Notice and, as such may not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of except in accordance with the terms of this Grant Notice. Each transfer agent for the Common Stock shall be instructed to like effect in respect of such shares. In aid of such restrictions, you shall immediately upon receipt of the certificate(a) therefore, deposit such certificate(a) together with a stock power or other like instrument of transfer, appropriately endorsed in blank, with an escrow agent designated by the Committee, which may be the Company, under a deposit agreement containing such terms and conditions as the Committee shall approve, the expenses of such escrow to be borne by the Company.

     2. If under Section 6.2 of the Plan, entitled "Adjustment to Shares," you, as the owner of the Restricted Shares, shall be entitled to new, additional or different shares of stock or securities, the certificate or certificates for, or other evidences of, such new, additional or different shares or securities together with a stock power or other instrument of transfer appropriately endorsed, shall be imprinted with a legend as provided in Paragraph l above, deposited by you under the deposit agreement provided for therein, and subject to the restrictions provided for in Paragraph 4 below.

     3. The term "Restricted Period" with respect to the Restricted Shares, shall mean the period beginning on February 25, 1997 and ending on January 1, 2001.

     4. During the Restricted Period, none of the Restricted Shares, shall be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of except by will or the laws of descent and distribution. Any attempt by you to dispose of your shares in any such manner shall result in the immediate forfeiture of such shares and any other shares then held by the designated escrow agent on your behalf.

     5. Subject to Paragraph 6 below, if your employment is terminated pursuant to Section ll(c) or ll(f) of the Employment Agreement between you and the Company dated October 27, 1993, as amended through February 25, 1997 (the "Employment Agreement"), at any time before the Restriction Period ends, you shall immediately forfeit all of the Restricted Shares then held on your behalf by the designated escrow agent.

     6. The restrictions set forth in Paragraph 4 above, with respect to the Restricted Shares held by the designated escrow agent on your behalf, will lapse upon the earlier of:

     (i)  the expiration of the Restricted Period; or
    (ii) the termination of your employment under Section ll(a), ll(b), ll(d), or ll(e) of the Employment Agreement.

     7. During the Restricted Period, if you engage in Competition, as defined in Section 1(f) of the Employment Agreement, you shall forfeit the Restricted Shares.

     8. The Company, or the designated escrow agent at the request of the Company, shall be entitled to deduct from the Restricted Shares the amount of all applicable income and employment taxes required to be withheld unless you make other arrangements with the Company for the timely payment of such taxes.

                                 EXHIBIT B
                           NOTICE OF STOCK OPTION
                         GRANTED FEBRUARY 25, 1997
                              ("Grant Notice")



To:  George M. C. Fisher

          You are granted a Nonqualified Stock Option to purchase 2,000,000 shares (See Footnote 1) of Eastman Kodak Company (the "Company") Common Stock
at $      per share.  This option is granted subject to the terms of this
Grant Notice.

          1. This option shall become exercisable (vested) in 25% cumulative annual installments starting one year after grant.

          2. This option, unless sooner terminated or exercised in full, shall expire on February 24, 2007.

          3. If your employment is terminated due to death, Disability, Retirement after December 31, 2000 or termination for an Approved Reason, this option shall immediately become exercisable and vested in full and shall continue to be exercisable until its scheduled expiration date under Paragraph 2 above or, if sooner, its exercise in full. If your employment is terminated for any reason other than death, Disability, Retirement or an Approved Reason, any portion of the option exercisable at the time of such termination shall not be exercisable beyond the 60th day following the date of your termination of employment and any portion of the option not exercisable at the time of your termination shall be immediately forfeited.

          4. In the event of a Change in Control (as defined in the Employment Agreement), this option shall immediately become vested and exercisable in full and shall continue to be exercisable until its scheduled expiration date under Paragraph 2 above or, if sooner, its exercise in full. Termination of your employment for any reason following such Change in Control shall not affect this option.

          5. You may exercise this option regardless of whether any other option you have been granted by the Company remains unexercised.

          6. The option price for the shares for which this option is exercised by you shall be paid by you, on the date the option is exercised, in cash, in shares of Common Stock owned by you or a combination of the foregoing. Any share of Common Stock delivered in payment of the option price shall be valued at its "fair market value". For purposes of this paragraph, "fair market value" shall mean the opening price of the Common Stock on the New York Stock Exchange on the date of exercise; provided, however, if the Common Stock is not traded on such date, then the opening price on the immediately preceding date on which Common Stock is traded shall be used.

          7. This option shall not be treated as an incentive stock option under the Internal Revenue Code.

          8. You may pay the amount of taxes required to be withheld upon exercise of the option by (i) delivering a check made payable to the Company or (ii) delivering to the Company at the time of such exercise shares of Common Stock having a "fair market value", as determined in accordance with Paragraph 6 above, equal to the amount of such withholding taxes.

          9. You shall not have any of the rights of a shareholder with respect to the shares of Common Stock covered by this option except to the extent one or more certificates for such shares shall be delivered to you upon the exercise of the option.

          10. Notwithstanding paragraphs 8 and 9 above to the contrary, you may exercise this option by way of the Company's broker-assisted stock option exercise program to the extent such program is available at the time of such exercise. Pursuant to the terms of such program, the amount of any taxes required to be withheld upon exercise of any options under the program shall be paid in cash directly to the Company.

          11. The obligation of the Company to sell and deliver any stock under this option is specifically subject to all applicable laws, rules, regulations and required governmental approvals. The Company shall use its reasonable best efforts to obtain such approvals as promptly as practicable.

          12. If the number of outstanding shares of Common Stock shall, at any time, be increased or decreased or changed or converted into cash or other property as a result of (a) any subdivision or consolidation of shares, stock dividend, stock split, recapitalization, reclassification or similar capital adjustment or (b) any combination, exchange of shares or similar event arising from the Company's participation in any corporate merger, consolidation or similar transaction in which the Company is the surviving entity and is not substantially or completely liquidated, the number and kind of shares with respect to which this option may thereafter be exercised and the exercise price shall be appropriately adjusted. Any fractional shares resulting from such adjustments shall be disregarded.

          13. The Company shall use its best efforts so that on or prior to December 31, 1997, all shares received by you on any exercise of the option shall be, and shall remain, (1) fully registered (at the Company's expense) under the Securities Act of 1933, as amended (the "1933 Act"), both for issuance and for resale, pursuant to a registration on Form S-3 under the 1933 Act or such successor procedure that provides comparable opportunity under the 1933 Act for issuance and resale; (2) fully registered or qualified (at the Company's expense), under such state securities laws as you may reasonably request, both for issuance and for resale; and (3) listed on the New York Stock Exchange.

          14. Any notice by you to the Company and any notice by the Company to you shall be in writing and shall be deemed duly given if mailed to the other at the address you or the Company have last specified to the other.

          15. The validity and construction of this Grant Notice shall be governed by the laws of the State of New York without reference to principles of conflict of laws.

          16. "Termination for an Approved Reason" shall include, without limitation, (i) a Termination Without Cause or Constructive Termination Without Cause under Section 11(d) of the Employment Agreement between you and the Company dated as of October, 1993, as amended through [February] 1997 (the "Employment Agreement"); (ii) a Termination of Employment Following a Change in Control under Section 11(e) of the Employment Agreement; or (iii) a Termination for an Approved Reason under Section 11(h) of the Employment Agreement.

          17. "Disability" shall have the same meaning as ascribed to it under Section 1(h) of the Employment Agreement.

          18. "Retirement" shall mean the occurrence of your retirement as determined in accordance with Section 9 of the Employment Agreement.

          19. During the term of your employment and for the period ending on the earlier of December 31, 2002 or the second anniversary of the termination of your employment under the Employment Agreement, if you engage in Competition, as defined in Section 1(f) of the Employment Agreement, without the written consent of an officer of the Company, you shall immediately forfeit all unexercised option shares.

          20. This option is non-assignable and non-transferable, in whole or in part, other than (i) by gratuitous transfers to immediate family members, to trusts for their benefit, or to limited partnerships in which immediate family members are the sole partners, (ii) by will or under the laws of descent and distribution, or (iii), on your death, to a beneficiary designated in writing by you, with any such permitted transferee to succeed to your rights and obligations under the option to the extent of such transfer.



Footnote
  1 Actual grant shall be for 2,000,000 shares less the number of shares that shall be granted concurrently under a stock option intended to qualify as an incentive stock option under Section 422 of the Internal Revenue Code. Such option grant shall be in substantially the same form as this grant except to the extent necessary to constitute an incentive stock option under Section 422.

February 25, 1997


TO:  George M. C. Fisher

RE:  Post Retirement Arrangements

Dear George:

     I would like to record the Company's intentions with respect to two of your post-retirement arrangements. The Company will furnish you with an office and full-time secretary for as long as you desire, according to the Company policy for former chief executive officers in effect as of the date of your retirement. Additionally, you and your spouse will be entitled to the continued use of Company aircraft, also according to the Company policy for former chief executive officers in effect as of the date of your retirement.

                                            Eastman Kodak Company



                                            By:   (Signature)
                                                Michael P. Morley

                                            Title: Senior Vice President and
                                            Director, Human Resources



                                                  (Signature)
                                                George M. C. Fisher

                         NOTICE OF RESTRICTED STOCK
                         GRANTED FEBRUARY 25, 1997
                                PURSUANT TO
                EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM
                             COMPENSATION PLAN
                               (Grant Notice)

To: George M.C. Fisher

     You are granted 50,000 shares of Eastman Kodak Company (the "Company") Common Stock (the "Restricted Shares"). The Restricted Shares are granted under the Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan (the "Plan") and are subject to the terms of the Plan and the following conditions:

     1. The Restricted Shares awarded hereunder shall be promptly issued and a certificate(a) for such shares shall be issued in your name. You shall thereupon be a shareholder of all the shares represented by the certificate(a). As such, you shall have all the rights of a shareholder with respect to such shares, including, but not limited to, the right to vote such shares and to receive all dividends and other distributions (subject to Paragraph 2 below) paid with respect to them, provided, however, that the shares shall be subject to the restrictions in Paragraph 4 below. The stock certificates representing such shares shall be imprinted with a legend stating that the shares represented thereby are restricted shares subject to the terms and conditions of this Grant Notice and, as such may not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of except in accordance with the terms of this Grant Notice. Each transfer agent for the Common Stock shall be instructed to like effect in respect of such shares. In aid of such restrictions, you shall immediately upon receipt of the certificate(a) therefore, deposit such certificate(a) together with a stock power or other like instrument of transfer, appropriately endorsed in blank, with an escrow agent designated by the Committee, which may be the Company, under a deposit agreement containing such terms and conditions as the Committee shall approve, the expenses of such escrow to be borne by the Company.

     2. If under Section 6.2 of the Plan, entitled "Adjustment to Shares," you, as the owner of the Restricted Shares, shall be entitled to new, additional or different shares of stock or securities, the certificate or certificates for, or other evidences of, such new, additional or different shares or securities together with a stock power or other instrument of transfer appropriately endorsed, shall be imprinted with a legend as provided in Paragraph l above, deposited by you under the deposit agreement provided for therein, and subject to the restrictions provided for in Paragraph 4 below.

     3. The term "Restricted Period" with respect to the Restricted Shares, shall mean the period beginning on February 25, 1997 and ending on January 1, 2001.

     4. During the Restricted Period, none of the Restricted Shares, shall be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of except by will or the laws of descent and distribution. Any attempt by you to dispose of your shares in any such manner shall result in the immediate forfeiture of such shares and any other shares then held by the designated escrow agent on your behalf.

     5. Subject to Paragraph 6 below, if your employment is terminated pursuant to Section ll(c) or ll(f) of the Employment Agreement between you and the Company dated October 27, 1993, as amended through February 25, 1997 (the "Employment Agreement"), at any time before the Restriction Period ends, you shall immediately forfeit all of the Restricted Shares then held on your behalf by the designated escrow agent.

     6. The restrictions set forth in Paragraph 4 above, with respect to the Restricted Shares held by the designated escrow agent on your behalf, will lapse upon the earlier of:

      (i) the expiration of the Restricted Period; or
     (ii) the termination of your employment under Section ll(a), ll(b), ll(d), or ll(e) of the Employment Agreement.

     7. During the Restricted Period, if you engage in Competition, as defined in Section 1(f) of the Employment Agreement, you shall forfeit the Restricted Shares.

     8. The Company, or the designated escrow agent at the request of the Company, shall be entitled to deduct from the Restricted Shares the amount of all applicable income and employment taxes required to be withheld unless you make other arrangements with the Company for the timely payment of such taxes.

                           NOTICE OF STOCK OPTION
                         GRANTED FEBRUARY 25, 1997
                                PURSUANT TO
                           EASTMAN KODAK COMPANY
                  1995 OMNIBUS LONG-TERM COMPENSATION PLAN
                              ("Grant Notice")


To:  George M. C. Fisher

          You are granted an Incentive Stock Option to purchase 3,328 shares of Eastman Kodak Company (the "Company") Common Stock at $90.125 per share. This option is granted under the Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan (the "Plan") subject to the terms of this Grant Notice.

          1. This option shall become exercisable (vested) in accordance with the following schedule:

          February 25, 1999             1109
          February 25, 2000             1109
          February 25, 2001             1110

          2. This option, unless sooner terminated or exercised in full, shall expire on February 24, 2007.

          3. If your employment is terminated due to death, Disability, Retirement after December 31, 2000 or termination for an Approved Reason, this option shall immediately become exercisable and vested in full and shall continue to be exercisable until its scheduled expiration date under Paragraph 2 above or, if sooner, its exercise in full. If your employment is terminated for any reason other than death, Disability, Retirement after December 31, 2000 or an Approved Reason, any portion of the option exercisable at the time of such termination shall not be exercisable beyond the 60th day following the date of your termination of employment and any portion of the option not exercisable at the time of your termination shall be immediately forfeited.

          4. In the event of a Change in Control (as defined in the Employment Agreement between you and the Company dated October 27, 1993, as amended through February 25, 1997 [the "Employment Agreement]), this option shall immediately become vested and exercisable in full and shall continue to be exercisable until its scheduled expiration date under Paragraph 2 above or, if sooner, its exercise in full. Termination of your employment for any reason following such Change in Control shall not affect this option.

          5. You may exercise this option regardless of whether any other option you have been granted by the Company remains unexercised.

          6. The option price for the shares for which this option is exercised by you shall be paid by you, on the date the option is exercised, in cash, in shares of Common Stock owned by you or a combination of the foregoing. Any share of Common Stock delivered in payment of the option price shall be valued at its "fair market value". For purposes of this paragraph, "fair market value" shall mean the opening price of the Common Stock on the New York Stock Exchange on the date of exercise; provided, however, if the Common Stock is not traded on such date, then the opening price on the immediately preceding date on which Common Stock is traded shall be used.

          7.   This option is an incentive stock option within the meaning of
Section 422 of the Internal Revenue Code of 1986. To the extent any provision in this Grant Notice is determined to be inconsistent or contrary to Section 422, such provision shall automatically without any further action be changed, effective as of the date of the option's grant, so as to be consistent and in compliance with such section.

          8. You may pay the amount of taxes required to be withheld upon exercise of the option by (i) delivering a check made payable to the Company or (ii) delivering to the Company at the time of such exercise shares of Common Stock having a "fair market value", as determined in accordance with Paragraph 6 above, equal to the amount of such withholding taxes.

          9. You shall not have any of the rights of a shareholder with respect to the shares of Common Stock covered by this option except to the extent one or more certificates for such shares shall be delivered to you upon the exercise of the option.

          10. The obligation of the Company to sell and deliver any stock under this option is specifically subject to all applicable laws, rules, regulations and required governmental approvals. The Company shall use its reasonable best efforts to obtain such approvals as promptly as practicable.

          11. If the number of outstanding shares of Common Stock shall, at any time, be increased or decreased or changed or converted into cash or other property as a result of (a) any subdivision or consolidation of shares, stock dividend, stock split, recapitalization, reclassification or similar capital adjustment or (b) any combination, exchange of shares or similar event arising from the Company's participation in any corporate merger, consolidation or similar transaction in which the Company is the surviving entity and is not substantially or completely liquidated, the number and kind of shares with respect to which this option may thereafter be exercised and the exercise price shall be appropriately adjusted. Any fractional shares resulting from such adjustments shall be disregarded.

          12. Any notice by you to the Company and any notice by the Company to you shall be in writing and shall be deemed duly given if mailed to the other at the address you or the Company have last specified to the other.

          13. The validity and construction of this Grant Notice shall be governed by the laws of the State of New York without reference to principles of conflict of laws.

          14. "Termination for an Approved Reason" shall include, without limitation, (i) a Termination Without Cause or Constructive Termination Without Cause under Section 11(d) of the Employment Agreement; (ii) a Termination of Employment Following a Change in Control under Section 11(e) of the Employment Agreement; or (iii) a Termination for an Approved Reason under Section 11(h) of the Employment Agreement.

          15. "Disability" shall have the same meaning as ascribed to it under Section 1(h) of the Employment Agreement.

          16. "Retirement" shall mean the occurrence of your retirement as determined in accordance with Section 9 of the Employment Agreement.

          17. During the term of your employment and for the period ending on the earlier of December 31, 2002 or the second anniversary of the termination of your employment under the Employment Agreement, if you engage in Competition, as defined in Section 1(f) of the Employment Agreement, without the written consent of an officer of the Company, you shall immediately forfeit all unexercised option shares.

          18. This option is non-assignable and non-transferable, in whole or in part, other than by will or under the laws of descent and distribution.

                           NOTICE OF STOCK OPTION
                         GRANTED FEBRUARY 25, 1997
                                PURSUANT TO
                           EASTMAN KODAK COMPANY
                           1997 STOCK OPTION PLAN
                              ("Grant Notice")


To:  George M. C. Fisher

          You are granted a Nonqualified Stock Option to purchase 1,996,672 shares of Eastman Kodak Company (the "Company") Common Stock at $90.125 per share. This option is granted under the Eastman Kodak Company 1997 Stock Option Plan (the "Plan") subject to the terms of this Grant Notice.

          1. This option shall become exercisable (vested) in accordance with the following schedule:

          February 25, 1998             500,000
          February 25, 1999             498,891
          February 25, 2000             498,891
          February 25, 2001             498,890

          2. This option, unless sooner terminated or exercised in full, shall expire on February 24, 2007.

          3. If your employment is terminated due to death, Disability, Retirement after December 31, 2000 or termination for an Approved Reason, this option shall immediately become exercisable and vested in full and shall continue to be exercisable until its scheduled expiration date under Paragraph 2 above or, if sooner, its exercise in full. If your employment is terminated for any reason other than death, Disability, Retirement after December 31, 2000 or an Approved Reason, any portion of the option exercisable at the time of such termination shall not be exercisable beyond the 60th day following the date of your termination of employment and any portion of the option not exercisable at the time of your termination shall be immediately forfeited.

          4. In the event of a Change in Control (as defined in the Employment Agreement between you and the Company dated October 27, 1993, as amended through February 25, 1997 [the "Employment Agreement]), this option shall immediately become vested and exercisable in full and shall continue to be exercisable until its scheduled expiration date under Paragraph 2 above or, if sooner, its exercise in full. Termination of your employment for any reason following such Change in Control shall not affect this option.

          5. You may exercise this option regardless of whether any other option you have been granted by the Company remains unexercised.

          6. The option price for the shares for which this option is exercised by you shall be paid by you, on the date the option is exercised, in cash, in shares of Common Stock owned by you or a combination of the foregoing. Any share of Common Stock delivered in payment of the option price shall be valued at its "fair market value". For purposes of this paragraph, "fair market value" shall mean the opening price of the Common Stock on the New York Stock Exchange on the date of exercise; provided, however, if the Common Stock is not traded on such date, then the opening price on the immediately preceding date on which Common Stock is traded shall be used.

          7. This option shall not be treated as an incentive stock option under the Internal Revenue Code.

          8. You may pay the amount of taxes required to be withheld upon exercise of the option by (i) delivering a check made payable to the Company or (ii) delivering to the Company at the time of such exercise shares of Common Stock having a "fair market value", as determined in accordance with Paragraph 6 above, equal to the amount of such withholding taxes.

          9. You shall not have any of the rights of a shareholder with respect to the shares of Common Stock covered by this option except to the extent one or more certificates for such shares shall be delivered to you upon the exercise of the option.

          10. Notwithstanding paragraphs 8 and 9 above to the contrary, you may exercise this option by way of the Company's broker-assisted stock option exercise program to the extent such program is available at the time of such exercise. Pursuant to the terms of such program, the amount of any taxes required to be withheld upon exercise of any options under the program shall be paid in cash directly to the Company.

          11. The obligation of the Company to sell and deliver any stock under this option is specifically subject to all applicable laws, rules, regulations and required governmental approvals. The Company shall use its reasonable best efforts to obtain such approvals as promptly as practicable.

          12. If the number of outstanding shares of Common Stock shall, at any time, be increased or decreased or changed or converted into cash or other property as a result of (a) any subdivision or consolidation of shares, stock dividend, stock split, recapitalization, reclassification or similar capital adjustment or (b) any combination, exchange of shares or similar event arising from the Company's participation in any corporate merger, consolidation or similar transaction in which the Company is the surviving entity and is not substantially or completely liquidated, the number and kind of shares with respect to which this option may thereafter be exercised and the exercise price shall be appropriately adjusted. Any fractional shares resulting from such adjustments shall be disregarded.

          13. The Company shall use its best efforts so that on or prior to December 31, 1997, all shares received by you on any exercise of the option shall be, and shall remain, (1) fully registered (at the Company's expense) under the Securities Act of 1933, as amended (the "1933 Act"), both for issuance and for resale, pursuant to a registration on Form S-3 under the 1933 Act or such successor procedure that provides comparable opportunity under the 1933 Act for issuance and resale; (2) fully registered or qualified (at the Company's expense), under such state securities laws as you may reasonably request, both for issuance and for resale; and (3) listed on the New York Stock Exchange.

          14. Any notice by you to the Company and any notice by the Company to you shall be in writing and shall be deemed duly given if mailed to the other at the address you or the Company have last specified to the other.

          15. The validity and construction of this Grant Notice shall be governed by the laws of the State of New York without reference to principles of conflict of laws.

          16. "Termination for an Approved Reason" shall include, without limitation, (i) a Termination Without Cause or Constructive Termination Without Cause under Section 11(d) of the Employment Agreement; (ii) a Termination of Employment Following a Change in Control under Section 11(e) of the Employment Agreement; or (iii) a Termination for an Approved Reason under Section 11(h) of the Employment Agreement.

          17. "Disability" shall have the same meaning as ascribed to it under Section 1(h) of the Employment Agreement.

          18. "Retirement" shall mean the occurrence of your retirement as determined in accordance with Section 9 of the Employment Agreement.

          19. During the term of your employment and for the period ending on the earlier of December 31, 2002 or the second anniversary of the termination of your employment under the Employment Agreement, if you engage in Competition, as defined in Section 1(f) of the Employment Agreement, without the written consent of an officer of the Company, you shall immediately forfeit all unexercised option shares.

          20. This option is non-assignable and non-transferable, in whole or in part, other than (i) by gratuitous transfers to immediate family members, to trusts for their benefit, or to limited partnerships in which immediate family members are the sole partners, (ii) by will or under the laws of descent and distribution, or (iii), on your death, to a beneficiary designated in writing by you, with any such permitted transferee to succeed to your rights and obligations under the option to the extent of such transfer.

                                                        Exhibit (10) O.



                  FIRST AMENDMENT TO EMPLOYMENT AGREEMENT

     THIS AGREEMENT (the "First Amendment"), made as of the 21st day of January, 1997, is intended to amend a certain Employment Agreement, hereinafter the "Employment Agreement," dated as of the 11th day of February, 1994 by and between Harry L. Kavetas (the "Executive") and the Eastman Kodak Company (the "Company");

     WHEREAS, Kodak maintains a welfare benefit plan, entitled the "Family Protection Program" (hereinafter "FPP"); and

     WHEREAS, one of the welfare benefits provided to certain eligible participants of the FPP is a Post-Retirement Survivor Income Benefit (hereinafter "Post-Retirement SIB"); and

     WHEREAS, in general, the Post-Retirement SIB provides to the eligible survivors of a participant a percentage of the participant's retirement income benefit after the participant's death; and

     WHEREAS, the Employment Agreement contains certain terms and conditions regarding the Executive's eligibility for and participation in the Company's benefits plans; and

     WHEREAS, the Executive and the Company desire to clarify and amend the Employment Agreement insofar as it pertains to the Executive's eligibility for and coverage under the Post-Retirement SIB; and

     WHEREAS, the Executive and the Company further desire to clarify the Executive's eligibility for and coverage under the retiree welfare benefits provided by the Company; and

     WHEREAS, the Executive and the Company additionally desire to clarify several other provisions of Section 8 of the Employment Agreement.

     NOW, THEREFORE, based upon the mutual promises and conditions contained herein, the parties hereto do hereby agree that the Employment Agreement shall be amended as follows:


          1. The Employment Agreement is amended to add the following as new subsection (e) to Section 8 entitled "Supplemental Pension":

     (e)  Post-Retirement Survivor Income Benefit.

          (i) Notwithstanding any provision contained in this Agreement to the contrary, the Executive shall be treated as if he were an eligible participant for the Post-Retirement Survivor Income Benefit (hereinafter "Post-Retirement SIB") as set forth in the Company's Family Protection Program in effect on the date of the Agreement (the "FPP").

          (ii) The benefit, if any, payable by virtue of the terms of this
               Section 8(e) shall, except as otherwise specifically provided in this Section 8(e), be paid as if the benefit were payable under the terms and conditions of the FPP as in effect on the date of the Agreement.

          (iii) The amount of the Executive's Post-Retirement SIB coverage shall be calculated pursuant to Section 7.2 of FPP; except, however, that for purposes of Step 1, the Executive's "full accrued (not reduced for early retirement) monthly retirement income benefit under KRIP" shall be calculated by taking into account any deemed service credited to the Executive under
               Section 8(b), as amended.

          (iv) The benefit, if any, payable by virtue of this Section 8(e) shall be paid out of the Company's general assets, not subject to offset for any benefits from a prior employer, and not funded in any manner.


          2. The last sentence of subsection (a) of Section 8, entitled "Supplemental Pension," is amended in its entirety to read as follows:

     For purposes of this Section 8, "supplements thereto" shall include the Kodak Excess Retirement Income Plan and the Kodak Unfunded Retirement Income Plan.


          3. The last sentence of subsection (b) of Section 8, entitled "Supplemental Pension," is amended in its entirety to read as follows:

     (In the event of a sixth year of employment, the Executive shall be credited with two more years of service, one year of actual service and one year of additional, deemed service, bringing the Executive's total years of service to 32.)


          4. The last sentence of subsection (c) of Section 7 of the Employment Agreement is hereby deleted in its entirety.


          5. The Employment Agreement is amended to add the following as new subsection (d) to Section 7 entitled "Employee Benefit Programs":

     (d)  Retiree Welfare Benefits.

          (i) Subject to Section 7(d)(ii), for purposes of any retiree welfare benefit of the Company for which the Executive may be eligible, the Executive shall for all plan purposes be credited with any deemed service credited to him under Section 8(b).

          (ii) The terms of Section 7(d)(i) shall apply with regards to a particular Company-provided retiree welfare benefit if at any time, and from time to time, during the Executive's retirement, he is not eligible for a comparable retiree welfare benefit under any plan of a prior employer. For purposes of the immediately preceding sentence, whether a retiree welfare benefit under any plan of a prior employer is comparable to a Company-provided welfare benefit shall be measured in terms of the following factors: (1) its availability to the Executive, (2) the scope and amount of its benefit coverage, and (3) its cost to the Executive. If in measuring a prior employer's retiree welfare benefit against a similar Company-provided retiree welfare benefit (determined as if Section 7(d)(i) applied), one or more of the foregoing factors is determined not to be comparable, then the retiree welfare benefits themselves shall not be considered comparable. If a prior employer of the Executive maintains a retiree welfare benefit for which the Executive is eligible, but it is determined that such retiree welfare benefit is not, under the terms of this Section 7(d)(ii), comparable to a Company-provided retiree welfare benefit, then the terms of
               Section 7(d)(i) shall apply irrespective of whether the Executive determines to maintain coincident coverage under the retiree welfare benefit of such prior employer.

          6. The Employment Agreement is amended to add the following as new subsection (e) to Section 7 entitled "Employee Benefit Programs":

     (e)  Survivor Welfare Benefits.

          (i) Subject to Section 7(e)(ii) below, for purposes of any survivor welfare benefit of the Company for which any spouse, child, parent, or survivor (collectively "Survivor") may be eligible under the relevant welfare benefit plan, the Executive's service with the Company shall for all plan purposes be calculated by taking into account any deemed service credited to the Executive under Section 8(b).

          (ii) The terms of Section 7(e)(i) above shall apply with regards to a particular Company-provided survivor welfare benefit if at any time, and from time to time, the Survivor is not eligible for a comparable survivor welfare benefit under any plan of a prior employer. For purposes of the immediately preceding sentence, whether a survivor welfare benefit under any plan of a prior employer is comparable to a Company-provided survivor welfare benefit shall be measured in terms of the following factors: (1) its availability to the Survivor, (2) the scope and amount of its benefit coverage, and (3) its cost to the Survivor. If in measuring a prior employer's survivor welfare benefit against a similar Company-provided survivor welfare benefit (determined as of Section 7(e)(i) applied), one or more of the foregoing factors is determined not to be comparable, then the survivor welfare benefits themselves shall not be considered comparable. If a prior employer of the Executive maintains a survivor welfare benefit for which the Survivor is eligible, but it is determined that such survivor welfare benefit is not, under the terms of this
               Section 7(e)(ii), comparable to a Company-provided survivor welfare benefit, then the terms of Section 7(e)(i) shall apply irrespective of whether the Survivor determines to maintain coincident coverage under the survivor welfare benefit of such prior employer.


          7. All of the remaining terms of the Agreement, to the extent they are not inconsistent with the terms hereof, shall remain in full force and effect, without amendment or modification.


     IN WITNESS WHEREOF, the parties hereto have executed this First Amendment as of the date and year first above written.


                                            Eastman Kodak Company



                                            By:   (Signature)
                                                Michael P. Morley

                                            Title:  Senior Vice President and
                                            Director, Human Resources



                                                  (Signature)
                                                Harry L. Kavetas

                 SECOND AMENDMENT TO EMPLOYMENT AGREEMENT


     THIS AGREEMENT (the "Second Amendment" or "Amendment"), made as of the 3rd day of March, 1997, is intended to further amend a certain Employment Agreement, dated as of the 11th day of February, 1994 and amended as of January 21, 1997, by and between Harry L. Kavetas (the "Executive") and the Eastman Kodak Company (the "Company") hereinafter the "Employment Agreement."

     WHEREAS, the Executive is serving as Executive Vice President and Chief Financial Officer of the Company, and

     WHEREAS, the Company desires to continue the employment of the Executive as Executive Vice President and Chief Financial Officer and the Executive desires to continue such employment beyond the originally scheduled term of employment; and

     WHEREAS, the Company further desires to grant the Executive an award of restricted shares of common stock pursuant to the Company's 1995 Omnibus Long-Term Compensation Plan; and

     WHEREAS, the Company further desires to grant the Executive an option to purchase shares of the Company's common stock; and

     WHEREAS, the Executive and the Company additionally desire to clarify several other provisions of the Employment Agreement.

     NOW, THEREFORE, based upon the mutual promises and conditions contained herein, the parties hereto do hereby agree that the Employment Agreement shall be amended, except as otherwise noted, effective as of the date and year first written above as follows:

1.   Section 2 entitled "Term of Employment" is amended as follows:

     The date "February 10, 1999" is replaced with "February 10, 2001."

2. Effective September 9, 1994, Subsection (a) of Section 3 entitled "Position, Duties and Responsibilities" is amended to replace the word "Senior" with "Executive."

3. Subsection (b) of Section 6 entitled "Long-Term Incentive Programs" is amended to add "s" to "Award" in the sub-caption, to insert "(i)" immediately after the sub-caption and to add a new subsection 6(b)(ii) as follows:

          (ii) As soon as practicable after the execution of the Second Amendment, the Company shall grant the Executive 10,000 shares of restricted stock substantially in the form attached to the Amendment as Exhibit C, such stock to be subject to forfeiture if the Executive's employment terminates pursuant to Section 11(c) or 11(e) below prior to the end of the Term of Employment.

4. Subsection (c) of Section 6 is amended to add "s" to "Award" in the sub-caption, to insert "(i)" immediately after the sub-caption and to add a new subsection (ii) as follows:

          (ii) As soon as practicable after the execution of the Second Amendment, the Company shall grant the Executive a 10-year option, substantially in the form attached to this Amendment as Exhibit D, to purchase 200,000 shares of Stock (the "Option"). The exercise price of the Option shall be the closing market price for the Stock on the New York Stock Exchange on the date of grant.

5. Subsection (b) of Section 8 entitled "Supplemental Pension" is amended to read as follows:

     (b) For purposes of establishing (i) the total amount of "Accrued Service" used to calculate the Executive's retirement and pre-retirement survivor income benefits under KRIP, (ii) the Executive's "Total Service" for purposes of determining the applicability of any early retirement reduction factor contained in KRIP, and (iii) the Executive's vesting service, Executive shall be credited, for each year of service earned under the terms of KRIP prior to February 11, 1999, with six years of service (one year of actual service and five years of additional, deemed service) and, for each year of service earned under the terms of KRIP on or after February 11, 1999 and prior to February 11, 2001, with four and one half years of service (one year of actual service and three and one half years of additional, deemed service). Thus, in the event the Executive remains employed by the Company throughout the Term of Employment, he shall be credited in total with thirty nine years of service (seven years of actual service and thirty two years of additional, deemed service) for the foregoing plan purposes. In the event the Executive's employment terminates pursuant to Section 11(a), 11(b) or 11(d) between February 10, 1999 and February 10, 2001, the credited service (i.e., both the actual and the deemed) for the year in which the termination occurs shall be prorated based on the number of days of employment in that year divided by 365.

6. All of the remaining terms of the Employment Agreement, to the extent they are not inconsistent with the terms hereof, shall remain in full force and effect, without amendment or modification.

     IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment as of the date and year first above written.


                                           Eastman Kodak Company



                                           By:   (Signature)
                                              Michael P. Morley

                                           Title: Senior Vice President and
                                           Director, Human Resources



                                                  (Signature)
                                              Harry L. Kavetas

                                EXHIBIT C



                   NOTICE OF AWARD OF RESTRICTED STOCK


                       GRANTED TO HARRY L. KAVETAS

                              MARCH   , 1997


                             PURSUANT TO THE


               EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM

                            COMPENSATION PLAN











                                              APPROVED BY:

                                              Action of the
                                              Executive Compensation and
                                              Development Committee

                   NOTICE OF AWARD OF RESTRICTED STOCK
                       GRANTED TO HARRY L. KAVETAS
                      MARCH   , 1997 PURSUANT TO THE
               EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM
                             COMPENSATION PLAN


                            TABLE OF CONTENTS

Section        Title                                           Page

   1           Background                                       152

   2           Award                                            152

   3           Terms and Conditions of Restricted
               Shares                                           152
                    (a)  Issuance                               152
                    (b)  Stock Splits, Dividends, etc.          152
                    (c)  Restriction Period                     152
                    (d)  Restrictions on Restricted Shares      153
                    (e)  Lapse of Restrictions                  153

   4           Termination of Employment                        153

   5           Issuance of Shares of Common Stock               153

   6           Withholding                                      153

   7           Definitions                                      153

   8           Effect of Award Notice                           154

   9           Administration                                   154

  10           Impact On Benefits                               154

  11           Miscellaneous                                    154
                    (a)  Headings                               154
                    (b)  Applicable Law                         154
                    (c)  Amendment                              154

                   NOTICE OF AWARD OF RESTRICTED STOCK
                       GRANTED TO HARRY L. KAVETAS
                         EFFECTIVE MARCH   , 1997
                             PURSUANT TO THE
               EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM
                            COMPENSATION PLAN


1. Background. Under Article 10 of the 1995 Omnibus Long-Term Compensation Plan (the "Plan"), the Committee may, among other things, award restricted shares of the Company's Common Stock to those Key Employees as the Committee in its discretion may determine, subject to such terms, conditions and restrictions as it deems appropriate.


2.   Award.  Effective March   , 1997, (the "Grant Date"), the Committee
     granted, to Harry L. Kavetas (the "Participant") an Award of ten thousand (10,000) restricted shares of Common Stock ("Restricted Shares"). This Award is granted under the Plan, subject to the terms and conditions of the Plan and those set forth in this Notice of Award of Restricted Stock ("Award Notice").


3. Terms and Conditions of Restricted Shares. The following terms and conditions shall apply to the Restricted Shares:

     (a) Issuance. The Restricted Shares awarded hereunder to the Participant shall be promptly issued and a certificate(s) for such shares shall be issued in the Participant's name. The Participant shall thereupon be a shareowner of all the shares represented by the certificate(s). As such, the Participant shall have all the rights of a shareowner with respect to such shares, including but not limited to, the right to vote such shares and to receive all dividends and other distributions (subject to Section 3(b)) paid with respect to them, provided, however, that the shares shall be subject to the restrictions in
          Section 3(d). The stock certificates representing the Restricted Shares shall be imprinted with a legend stating that the shares represented thereby are restricted shares subject to the terms and conditions of this Award Notice and, as such, may not be sold, exchanged, transferred, assigned, pledged, hypothecated, or otherwise disposed of except in accordance with this Award Notice. Each transfer agent for the Common Stock shall be instructed to like effect in respect of such shares. In aid of such restrictions, the Participant shall immediately upon receipt of the certificate(s) therefor, deposit such certificate(s) together with a stock power or other like instrument of transfer, appropriately endorsed in blank, with the Company.

     (b) Stock Splits, Dividends, etc. If under Section 6.2 of the Plan, entitled "Adjustment to Shares," the Participant, as the owner of the Restricted Shares, shall be entitled to new, additional, or different shares of stock or securities, the certificate or certificates for, or other evidences of, such new, additional, or different shares or securities, together with a stock power or other instrument of transfer appropriately endorsed in blank, shall be imprinted with a legend as provided in Section 3(a) above, deposited by the Participant with the Company as provided for therein, and subject to the restrictions provided for in
          Section 3(d) below.

     (c) Restriction Period. The "Restriction Period" for the Restricted Shares shall begin on the Grant Date and terminate, subject to
          Section 4 below, on February 10, 2001.

     (d) Restrictions on Restricted Shares. The restrictions to which the Restricted Shares are subject are:

          (i) Nonalienation. During the Restriction Period, the Restricted Shares shall not be sold, exchanged, transferred, assigned, pledged, hypothecated, or otherwise disposed of except by will or the laws of descent and distribution. Any attempt by the Participant to dispose of a Restricted Share in any such manner shall result in the immediate forfeiture of such share and any other Restricted Shares then held by the Company on the Participant's behalf.

          (ii) Continuous Employment. Except as set forth in Section 4 below, if the Participant's employment is terminated for any reason, whether voluntarily or involuntarily, before the Restriction Period ends, he shall immediately forfeit all of the Restricted Shares.

     (e) Lapse of Restrictions. The restrictions set forth in Section 3(d) above, with respect to the Restricted Shares held by the Company on behalf of the Participant, will, unless the Restricted Shares are forfeited sooner, lapse upon the earlier of:

          (i)  expiration of the Restriction Period; or

          (ii) the termination of the Participant's employment due to Illness or under Section 11(a), 11(b), or 11(d) of his Employment Agreement with the Company dated February 11, 1994, as amended through March 1, 1997 (the "Employment Agreement").


4. Termination of Employment. Subject to Section 3(e) above, if the Participant's employment terminates pursuant to Section 11(c) or 11(e) of the Employment Agreement at any time before the Restriction Period ends, the Participant shall immediately forfeit all of the Restricted Shares then held on his behalf by the Company.


5. Issuance of Shares of Common Stock. Upon the lapse of the Restriction Period, the Company shall, unless the Restricted Shares are sooner forfeited, promptly deliver to the Participant a stock certificate, free of any restrictions including those set forth in Section 3(d) above. Subject to any shares that are withheld pursuant to Section 6 below, the certificate shall be for that number of shares of Common Stock which, by virtue of the lapse of such Restriction Period, are no longer subject to the restrictions set forth in Section 3(d).


6. Withholding. The Company shall deduct from the Restricted Shares the amount of all applicable income and employment taxes required to be withheld unless the Participant makes other arrangements with the Company for the timely payment of such taxes.


7.   Definitions.

     (a) Any defined term used in this Award Notice, other than that set forth in Section 7(b) below, shall have the same meaning for purposes of this document as that ascribed to it under the terms of the Plan.

     (b)  The following definition shall apply to this Award Notice:

          (i) Illness. A termination of employment will be for "Illness" if the Participant voluntarily terminates his employment following a continuous period of at least 90 days during which the Participant is unable to perform the regularly assigned duties and responsibilities of his position with the Company due to illness, disease or injury and the condition is verified by such examinations and/or tests, performed by a mutually agreeable doctor; provided, however, that the Company may, if it reasonably so determines, request additional examinations and/or tests by mutually agreeable doctor(s).


8. Effect of Award Notice. This Award Notice, including its reference to the Plan, constitutes the entire understanding between the Company and the Participant concerning the Award and supersedes any prior notices, letters, statements or other documents issued by the Company relating to the Award and all prior agreements and understandings between the Company and the Participant, whether written or oral, concerning the Award.


9. Administration. The Committee shall have full and absolute authority and discretion, subject to the provisions of the Plan, to interpret, construe and implement this Award Notice, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations necessary, appropriate or advisable for its administration. All such Committee determinations shall be final, conclusive and binding upon any and all interested parties and their heirs, successors, and personal representatives.


10. Impact on Benefits. The Restricted Shares (either at the date of their grant or at the time their restrictions lapse) shall not be includible as compensation or earnings for purposes of any other compensation or benefit plan offered by the Company.


11.  Miscellaneous.

     (a) Headings. The headings of the Sections of the Award Notice have been prepared for convenience and reference only and shall not control, affect the meaning, or be taken as the interpretation of any provision of the Award Notice.

     (b) Applicable Law. The Award Notice, including its reference to the Plan, and its interpretation and application, will be governed and controlled by the laws of the State of New York, except as superseded by applicable Federal Law.

     (c) Amendment. The Committee may, from time to time, amend this Award Notice in any manner; provided, however, that any such amendment which is adverse to the Participant shall require the Participant's consent.

                                EXHIBIT D



           NOTICE OF AWARD OF NON-QUALIFIED STOCK OPTIONS  (1)

                       GRANTED TO HARRY L. KAVETAS

                         EFFECTIVE MARCH   , 1997

                             PURSUANT TO THE

               EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM

                          COMPENSATION PLAN (2)












                                               APPROVED BY:

                                               Action of the
                                               Executive Compensation and
                                               Development Committee







(1) Actual size of the grant of nonqualified stock option shall be reduced by the number of shares that shall be granted concurrently under a stock option intended to qualify as an incentive stock option under
     Section 422 of the Internal Revenue Code. Such option grant shall be in substantially the same form as this grant except to the extent necessary to constitute an incentive stock option under Section 422.

(2) Recognizing that the maximum number of options that may be granted to a single participant under the 1995 Omnibus Plan in given year is 200,000, some of the options will have to be granted under the terms of the 1997 Stock Option Plan. Given this, the 1997 Stock Option Plan will have to be amended by the Compensation Committee to increase the number of available shares. Any options granted under the 1997 Stock Option Plan will be granted in substantially the same form as this grant.

              NOTICE OF AWARD OF NON-QUALIFIED STOCK OPTIONS
                       GRANTED TO HARRY L. KAVETAS
                         EFFECTIVE MARCH   , 1997
                             PURSUANT TO THE
              EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM
                            COMPENSATION PLAN



                            TABLE OF CONTENTS


Section        Title                                           Page
                                                               1
Background      157

     2         Award                                            157

     3         Terms and Conditions of Award                    157

                  (a)  Option Price                             157
                  (b)  Duration of Option                       157
                  (c)  Vesting                                  157
                  (d)  Payment of Option Price                  157
                  (e)  Withholding                              157
                  (f)  Rights as a Shareholder                  157
                  (g)  Broker Assisted Exercise                 157
                  (h)  Termination of Employment                158
                  (i)  Exercise Upon Expiration                 158

     4         Definitions                                      158

     5         Section 16 of the Exchange Act                   159

     6         Non-Assignability                                159

     7         Effect of Award Notice                           159

     8         Miscellaneous                                    160

     9         Administration                                   160

    10         Impact On Benefits                               160

              NOTICE OF AWARD OF NON-QUALIFIED STOCK OPTIONS
                       GRANTED TO HARRY L. KAVETAS
                         EFFECTIVE MARCH   , 1997
                              PURSUANT TO THE
               EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM
                            COMPENSATION PLAN


1.   Background.  Under Article 8 of the 1995 Omnibus Long-Term
     Compensation Plan (the "Plan"), the Committee may, among other things, award non-qualified stock options of the Company's Common Stock to those Key Employees as the Committee in its discretion may determine, subject to such terms, conditions and restrictions as it deems appropriate.


2.   Award.  Effective March   , 1997, (the "Grant Date"), the Committee
     granted to Harry L. Kavetas (the "Participant") an award of two hundred thousand (200,000) non-qualified stock options (the "Award"). One option provides for the ability to purchase a single share of Common Stock. The Award is granted under the Plan, subject to the terms and conditions of the Plan and those set forth in this Notice of Award of Non-Qualified Stock Options ("Award Notice").


3. Terms and Conditions of Award. The following terms and conditions shall apply to the Award:

     (a)  Option Price.  The option price for the options evidenced by way
          of this Award Notice shall be $    .

     (b) Duration of Option. Subject to Section 3(i) below, each option shall expire at the close of business on the tenth anniversary of the Grant Date, unless sooner terminated or forfeited in accordance with the terms and conditions of this Award Notice or the Plan.

     (c) Vesting. No option shall be exercisable prior to the date on which it vests. Twenty five percent (25%) of the options shall vest, on a cumulative basis, on each of the first 4 anniversaries of the Grant Date. Once vested, the options may be exercised by written notice to the Committee stating the number of options to be exercised.

     (d) Payment of Option Price. The option price for the share for which an option is exercised by the Participant shall be paid by the Participant on the date the option is exercised in cash, in shares of Common Stock owned by the Participant, or a combination of the foregoing. Any share of Common Stock delivered in payment of the option price shall be valued at its Fair Market Value on the date of exercise.

     (e) Withholding. The Participant shall pay the amount of taxes required to be withheld upon exercise of his options by delivering a check made payable to the Company.

     (f) Rights as a Shareholder. The Participant shall not have any of the rights of a shareholder with respect to the shares of Common Stock covered by an option except to the extent one or more certificates for such shares shall be delivered to him upon the exercise of such option.

     (g) Broker Assisted Exercise. Notwithstanding Sections 3(d) and 3(e) above, the Participant may, subject to Section 5(a) hereof, exercise any option granted to him under this Award Notice by way of the Company's broker-assisted stock option exercise program, to the extent such program is available at the time of such exercise. Pursuant to the terms of such program, the amount of any taxes required to be withheld upon exercise of any options must be paid in cash directly to the Company.

     (h) Termination of Employment. If the Participant's employment terminates due to death, Disability, Illness, Retirement after February 11, 2001 or termination for an Approved Reason, the options shall immediately become exercisable and vested in full and shall continue to be exercisable until their scheduled expiration date under Section 3(b) above or, if sooner, their exercise in full. If the Participant's employment terminates for any reason other than due to death, Disability, Illness, Retirement after February 11, 2001 or termination for an Approved Reason, any options which are vested at the time of the Participant's termination shall not be exercisable beyond the 60th day following the date of the Participant's termination of employment and any options not vested at the time of the Participant's termination shall be immediately forfeited.

     (i)  Exercise Upon Expiration.

          (i) Notwithstanding Section 3(b) hereof to the contrary, if on the options' scheduled expiration date (A) any options remain unexercised and (B) the Fair Market Value of a share of Common Stock exceeds the option price, then the provisions of Section 3(i)(ii) below shall apply.

          (ii) The Participant may exercise any of his unexercised options as of the date they are scheduled to expire, unless already forfeited under the terms and conditions of this Award Notice or the Plan, by providing written notice thereof to the Committee within sixty (60) days after such scheduled expiration date. In such event, such options shall, for purposes of this Award Notice and the Plan, be treated as exercised prior to the close of business on their scheduled expiration date; provided, however, the Participant shall not be the record owner of the shares acquired upon exercise of such options until the one or more certificates for the shares have been delivered to the Participant. The strike price of any options issued pursuant to the provisions of this Section 3(i) shall be the mean between the high and low at which the Common Stock trades on the New York Stock Exchange on the options' scheduled expiration date, or, if such day is not a trading day, the immediately preceding trading day.

          (iii) Notwithstanding Section 3(g) above to the contrary, any options exercised pursuant to this Section 3(i) shall not, without the Committee's prior approval, be exercised by way of the Company's broker-assisted stock option program.


4.   Definitions.

     (a) Any defined term used in this Award Notice, other than those set forth in Section 4(b) below, shall have the same meaning for purposes of this document as that ascribed to it under the terms of the Plan.

     (b)  The following definitions shall apply to this Award Notice:

          (i) Fair Market Value. The opening price of the Common Stock on the New York Stock Exchange on the relevant date; provided, however, if the Common Stock is not traded on the relevant date, then the opening price on the immediately preceding date on which the Common Stock is traded shall be used.

          (ii) Retirement. The term "Retirement" shall mean the occurrence of the Participant's retirement as determined in accordance with Section 8 of the Employment Agreement between the Participant and the Company dated February 11, 1994, as amended through March 1, 1997 (the "Employment Agreement").

          (iii) Illness. A termination of employment will be for "Illness" if the Participant voluntarily terminates his employment following a continuous period of at least 90 days during which the Participant is unable to perform the regularly assigned duties and responsibilities of his position with the Company due to illness, disease or injury and the condition is verified by such examinations and/or tests, performed by a mutually agreeable doctor; provided, however, that the Company may, if it reasonably so determines, request additional examinations and/or tests by mutually agreeable doctor(s).

          (iv) Approved Reason. A termination for "Approved Reason" shall include, without limitation, a Termination Without Cause or Constructive Termination without Cause under Section 11(d) of the Employment Agreement.


5.   Section 16 of the Exchange Act.

     (a) In order to avoid any Exchange Act violations, the Committee may, at any time and from time to time, impose additional restrictions upon the Awards, including, but not by way of limitation, restrictions regarding the Participant's ability to exercise options under the Company's broker-assisted stock option exercise program under Section 3(g).

     (b) The Company shall use its best efforts so that on or prior to December 31, 1997, all shares received by the Participant on any exercise of an option shall be, and shall remain, (1) fully registered (at the Company's expense) under the Securities Act of 1933, as amended (the "1933 Act"), both for issuance and for resale, pursuant to a registration on Form S-3 under the 1933 Act or such successor procedure that provides comparable opportunity under the 1933 Act for issuance and resale; (2) fully registered or qualified (at the Company's expense), under such state securities laws as the Participant may reasonably request, both for issuance and for resale; and (3) listed on the New York Stock Exchange.


6. Non-Assignability. These options are non-assignable and non-transferable, in whole or in part, other than i) by gratuitous transfers to immediate family members, to trusts for their benefit, or to limited partnerships in which immediate family members are the sole partners, (ii) by will or under the laws of descent and distribution, or (iii), on the Participant's death, to a beneficiary designated in writing by the Participant, with any such permitted transferee to succeed to the Participant's rights and obligations under the options to the extent of such transfer.


7. Effect of Award Notice. This Award Notice, including its reference to the Plan, constitutes the entire understanding between the Company and the Participant concerning the Award and supersedes any prior notices, letters, statements or other documents issued by the Company relating to the Award and all prior agreements and understandings between the Company and the Participant, whether written or oral, concerning the Award.

8.   Miscellaneous.

     (a) Headings. The headings of the Sections of this Award Notice have been prepared for convenience and reference only and shall not control, affect the meaning, or be taken as the interpretation of any provision of the Award Notice.

     (b) Applicable Law. This Award Notice, including its reference to the Plan, and its interpretation and application, will be governed and controlled by the laws of the State of New York, except as superseded by applicable Federal Law.

     (c) Amendment. The Committee may, from time to time, amend this Award Notice in any manner; provided, however, that any such amendment which is adverse to the Participant shall require the Participant's consent.


9. Administration. The Committee shall have full and absolute authority and discretion, subject to the provisions of the Plan, to interpret, construe and implement this Award Notice, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations necessary, appropriate or advisable for its administration. All such Committee determinations shall be final, conclusive and binding upon any and all interested parties and their heirs, successors, and personal representatives.

10. Impact on Benefits. The nonqualified stock options granted pursuant to this Award Notice (either at the date of their grant or at the time the shares are vested) shall not be includible as compensation or earnings for purposes of any compensation or benefit plan offered by the Company.

                   NOTICE OF AWARD OF RESTRICTED STOCK


                       GRANTED TO HARRY L. KAVETAS

                              MARCH 4, 1997


                             PURSUANT TO THE

               EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM

                            COMPENSATION PLAN











                                                APPROVED BY:

                                                Action of the
                                                Executive Compensation and
                                           Development Committee

                   NOTICE OF AWARD OF RESTRICTED STOCK
                       GRANTED TO HARRY L. KAVETAS
                              MARCH 4, 1997
                             PURSUANT TO THE
               EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM
                            COMPENSATION PLAN


                            TABLE OF CONTENTS

Section        Title                                           Page

   1           Background                                       163

   2           Award                                            163

   3           Terms and Conditions of Restricted
               Shares                                           163
                    (a)  Issuance                               163
                    (b)  Stock Splits, Dividends, etc.          163
                    (c)  Restriction Period                     163
                    (d)  Restrictions on Restricted Shares      164
                    (e)  Lapse of Restrictions                  164

   4           Termination of Employment                        164

   5           Issuance of Shares of Common Stock               164

   6           Withholding                                      164

   7           Definitions                                      164

   8           Effect of Award Notice                           165

   9           Administration                                   165

  10           Impact On Benefits                               165

  11           Miscellaneous                                    165
                     (a)  Headings                              165
                     (b)  Applicable Law                        165
                     (c)  Amendment                             165

                   NOTICE OF AWARD OF RESTRICTED STOCK
                       GRANTED TO HARRY L. KAVETAS
                         EFFECTIVE MARCH 4, 1997
                             PURSUANT TO THE
               EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM
                            COMPENSATION PLAN



1. Background. Under Article 10 of the 1995 Omnibus Long-Term Compensation Plan (the "Plan"), the Committee may, among other things, award restricted shares of the Company's Common Stock to those Key Employees as the Committee in its discretion may determine, subject to such terms, conditions and restrictions as it deems appropriate.


2. Award. Effective March 4, 1997, (the "Grant Date"), the Committee granted, to Harry L. Kavetas (the "Participant") an Award of ten thousand (10,000) restricted shares of Common Stock ("Restricted Shares"). This Award is granted under the Plan, subject to the terms and conditions of the Plan and those set forth in this Notice of Award of Restricted Stock ("Award Notice").


3. Terms and Conditions of Restricted Shares. The following terms and conditions shall apply to the Restricted Shares:

     (a) Issuance. The Restricted Shares awarded hereunder to the Participant shall be promptly issued and a certificate(s) for such shares shall be issued in the Participant's name. The Participant shall thereupon be a shareowner of all the shares represented by the certificate(s). As such, the Participant shall have all the rights of a shareowner with respect to such shares, including but not limited to, the right to vote such shares and to receive all dividends and other distributions (subject to Section 3(b)) paid with respect to them, provided, however, that the shares shall be subject to the restrictions in
          Section 3(d). The stock certificates representing the Restricted Shares shall be imprinted with a legend stating that the shares represented thereby are restricted shares subject to the terms and conditions of this Award Notice and, as such, may not be sold, exchanged, transferred, assigned, pledged, hypothecated, or otherwise disposed of except in accordance with this Award Notice. Each transfer agent for the Common Stock shall be instructed to like effect in respect of such shares. In aid of such restrictions, the Participant shall immediately upon receipt of the certificate(s) therefor, deposit such certificate(s) together with a stock power or other like instrument of transfer, appropriately endorsed in blank, with the Company.

     (b) Stock Splits, Dividends, etc. If under Section 6.2 of the Plan, entitled "Adjustment to Shares," the Participant, as the owner of the Restricted Shares, shall be entitled to new, additional, or different shares of stock or securities, the certificate or certificates for, or other evidences of, such new, additional, or different shares or securities, together with a stock power or other instrument of transfer appropriately endorsed in blank, shall be imprinted with a legend as provided in Section 3(a) above, deposited by the Participant with the Company as provided for therein, and subject to the restrictions provided for in
          Section 3(d) below.

     (c) Restriction Period. The "Restriction Period" for the Restricted Shares shall begin on the Grant Date and terminate, subject to
          Section 4 below, on February 10, 2001.

     (d) Restrictions on Restricted Shares. The restrictions to which the Restricted Shares are subject are:

          (i) Nonalienation. During the Restriction Period, the Restricted Shares shall not be sold, exchanged, transferred, assigned, pledged, hypothecated, or otherwise disposed of except by will or the laws of descent and distribution. Any attempt by the Participant to dispose of a Restricted Share in any such manner shall result in the immediate forfeiture of such share and any other Restricted Shares then held by the Company on the Participant's behalf.

          (ii) Continuous Employment. Except as set forth in Section 4 below, if the Participant's employment is terminated for any reason, whether voluntarily or involuntarily, before the Restriction Period ends, he shall immediately forfeit all of the Restricted Shares.

     (e) Lapse of Restrictions. The restrictions set forth in Section 3(d) above, with respect to the Restricted Shares held by the Company on behalf of the Participant, will, unless the Restricted Shares are forfeited sooner, lapse upon the earlier of:

          (i)  expiration of the Restriction Period; or

          (ii) the termination of the Participant's employment due to Illness or under Section 11(a), 11(b), or 11(d) of his Employment Agreement with the Company dated February 11, 1994, as amended through March 3, 1997 (the "Employment Agreement").


4. Termination of Employment. Subject to Section 3(e) above, if the Participant's employment terminates pursuant to Section 11(c) or 11(e) of the Employment Agreement at any time before the Restriction Period ends, the Participant shall immediately forfeit all of the Restricted Shares then held on his behalf by the Company.


5. Issuance of Shares of Common Stock. Upon the lapse of the Restriction Period, the Company shall, unless the Restricted Shares are sooner forfeited, promptly deliver to the Participant a stock certificate, free of any restrictions including those set forth in Section 3(d) above. Subject to any shares that are withheld pursuant to Section 6 below, the certificate shall be for that number of shares of Common Stock which, by virtue of the lapse of such Restriction Period, are no longer subject to the restrictions set forth in Section 3(d).


6. Withholding. The Company shall deduct from the Restricted Shares the amount of all applicable income and employment taxes required to be withheld unless the Participant makes other arrangements with the Company for the timely payment of such taxes.


7.   Definitions.

     (a) Any defined term used in this Award Notice, other than that set forth in Section 7(b) below, shall have the same meaning for purposes of this document as that ascribed to it under the terms of the Plan.

     (b)  The following definition shall apply to this Award Notice:

          (i) Illness. A termination of employment will be for "Illness" if the Participant voluntarily terminates his employment following a continuous period of at least 90 days during which the Participant is unable to perform the regularly assigned duties and responsibilities of his position with the Company due to illness, disease or injury and the condition is verified by such examinations and/or tests, performed by a mutually agreeable doctor; provided, however, that the Company may, if it reasonably so determines, request additional examinations and/or tests by mutually agreeable doctor(s).

8. Effect of Award Notice. This Award Notice, including its reference to the Plan, constitutes the entire understanding between the Company and the Participant concerning the Award and supersedes any prior notices, letters, statements or other documents issued by the Company relating to the Award and all prior agreements and understandings between the Company and the Participant, whether written or oral, concerning the Award.


9. Administration. The Committee shall have full and absolute authority and discretion, subject to the provisions of the Plan, to interpret, construe and implement this Award Notice, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations necessary, appropriate or advisable for its administration. All such Committee determinations shall be final, conclusive and binding upon any and all interested parties and their heirs, successors, and personal representatives.


10. Impact on Benefits. The Restricted Shares (either at the date of their grant or at the time their restrictions lapse) shall not be includible as compensation or earnings for purposes of any other compensation or benefit plan offered by the Company.


11.  Miscellaneous.

     (a) Headings. The headings of the Sections of the Award Notice have been prepared for convenience and reference only and shall not control, affect the meaning, or be taken as the interpretation of any provision of the Award Notice.

     (b) Applicable Law. The Award Notice, including its reference to the Plan, and its interpretation and application, will be governed and controlled by the laws of the State of New York, except as superseded by applicable Federal Law.

     (c) Amendment. The Committee may, from time to time, amend this Award Notice in any manner; provided, however, that any such amendment which is adverse to the Participant shall require the Participant's consent.

                NOTICE OF AWARD OF INCENTIVE STOCK OPTIONS

                       GRANTED TO HARRY L. KAVETAS

                         EFFECTIVE MARCH 4, 1997

                             PURSUANT TO THE

               EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM

                            COMPENSATION PLAN












                                                APPROVED BY:

                                                Action of the
                                                Executive Compensation and
                                                Development Committee

                NOTICE OF AWARD OF INCENTIVE STOCK OPTIONS
                       GRANTED TO HARRY L. KAVETAS
                         EFFECTIVE MARCH 4, 1997
                             PURSUANT TO THE
               EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM
                            COMPENSATION PLAN



                            TABLE OF CONTENTS


Section        Title                                           Page

     1         Background                                       168

     2         Award                                            168

     3         Terms and Conditions of Award                    168

                    (a)  Option Price                           168
                    (b)  Duration of Option                     168
                    (c)  Vesting                                168
                    (d)  Payment of Option Price                168
                    (e)  Withholding                            168
                    (f)  Broker Assisted Exercise               168
                    (g)  Termination of Employment              168
                    (h)  Exercise Upon Expiration               169

     4         Definitions                                      169

     5         Section 16 of the Exchange Act                   170

     6         Non-Assignability                                170

     7         Effect of Award Notice                           170

     8         Miscellaneous                                    170

     9         Administration                                   171

    10         Impact On Benefits                               171

                NOTICE OF AWARD OF INCENTIVE STOCK OPTIONS
                       GRANTED TO HARRY L. KAVETAS
                         EFFECTIVE MARCH 4, 1997
                             PURSUANT TO THE
               EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM
                            COMPENSATION PLAN

1.   Background.  Under Article 8 of the 1995 Omnibus Long-Term
     Compensation Plan (the "Plan"), the Committee may, among other things, award incentive stock options of the Company's Common Stock to those Key Employees as the Committee in its discretion may determine, subject to such terms, conditions and restrictions as it deems appropriate.


2. Award. Effective March 4, 1997, (the "Grant Date"), the Committee granted to Harry L. Kavetas (the "Participant") an award of three thousand three hundred and eighty nine (3,389) incentive stock options (the "Award"). One option provides for the ability to purchase a single share of Common Stock. The Award is granted under the Plan, subject to the terms and conditions of the Plan and those set forth in this Notice of Award of Incentive Stock Options ("Award Notice").


3. Terms and Conditions of Award. The following terms and conditions shall apply to the Award:

     (a) Option Price. The option price for the options evidenced by way of this Award Notice shall be $88.50.

     (b) Duration of Option. Subject to Section 3(i) below, each option shall expire at the close of business on the tenth anniversary of the Grant Date, unless sooner terminated or forfeited in accordance with the terms and conditions of this Award Notice or the Plan.

     (c) Vesting. No option shall be exercisable prior to the date on which it vests. Once vested, the options may be exercised by written notice to the Committee stating the number of options to be exercised. The options shall vest in accordance with the following schedule:

               March 4, 1998          1,129
               March 4, 2000          1,130
               March 4, 2001          1,130

     (d) Payment of Option Price. The option price for the share for which an option is exercised by the Participant shall be paid by the Participant on the date the option is exercised in cash, in shares of Common Stock owned by the Participant, or a combination of the foregoing. Any share of Common Stock delivered in payment of the option price shall be valued at its Fair Market Value on the date of exercise.

     (e) Withholding. The Participant shall pay the amount of taxes required to be withheld upon exercise of his options by delivering a check made payable to the Company.

     (f) Rights as a Shareholder. The Participant shall not have any of the rights of a shareholder with respect to the shares of Common Stock covered by an option except to the extent one or more certificates for such shares shall be delivered to him upon the exercise of such option.

     (g) Termination of Employment. If the Participant's employment terminates due to death, Disability, Illness, Retirement after February 11, 2001 or termination for an Approved Reason, the options shall immediately become exercisable and vested in full and shall continue to be exercisable until their scheduled expiration date under Section 3(b) above or, if sooner, their exercise in full. If the Participant's employment terminates for any reason other than due to death, Disability, Illness, Retirement after February 11, 2001 or termination for an Approved Reason, any options which are vested at the time of the Participant's termination shall not be exercisable beyond the 60th day following the date of the Participant's termination of employment and any options not vested at the time of the Participant's termination shall be immediately forfeited.

     (h)  Exercise Upon Expiration.

          (i) Notwithstanding Section 3(b) hereof to the contrary, if on the options' scheduled expiration date (A) any options remain unexercised and (B) the Fair Market Value of a share of Common Stock exceeds the option price, then the provisions of Section 3(h)(ii) below shall apply.

          (ii) The Participant may exercise any of his unexercised options as of the date they are scheduled to expire, unless already forfeited under the terms and conditions of this Award Notice or the Plan, by providing written notice thereof to the Committee within sixty (60) days after such scheduled expiration date. In such event, such options shall, for purposes of this Award Notice and the Plan, be treated as exercised prior to the close of business on their scheduled expiration date; provided, however, the Participant shall not be the record owner of the shares acquired upon exercise of such options until the one or more certificates for the shares have been delivered to the Participant. The strike price of any options issued pursuant to the provisions of this Section 3(h) shall be the mean between the high and low at which the Common Stock trades on the New York Stock Exchange on the options' scheduled expiration date, or, if such day is not a trading day, the immediately preceding trading day.


4.   Definitions.

     (a) Any defined term used in this Award Notice, other than those set forth in Section 4(b) below, shall have the same meaning for purposes of this document as that ascribed to it under the terms of the Plan.

     (b)  The following definitions shall apply to this Award Notice:

          (i) Fair Market Value. The opening price of the Common Stock on the New York Stock Exchange on the relevant date; provided, however, if the Common Stock is not traded on the relevant date, then the opening price on the immediately preceding date on which the Common Stock is traded shall be used.

          (ii) Retirement. The term "Retirement" shall mean the occurrence of the Participant's retirement as determined in accordance with Section 8 of the Employment Agreement between the Participant and the Company dated February 11, 1994, as amended through March 3, 1997 (the "Employment Agreement").

          (iii) Illness. A termination of employment will be for "Illness" if the Participant voluntarily terminates his employment following a continuous period of at least 90 days during which the Participant is unable to perform the regularly assigned duties and responsibilities of his position with the Company due to illness, disease or injury and the condition is verified by such examinations and/or tests, performed by a mutually agreeable doctor; provided, however, that the Company may, if it reasonably so determines, request additional examinations and/or tests by mutually agreeable doctor(s).

          (iv) Approved Reason. A termination for "Approved Reason" shall include, without limitation, a Termination Without Cause or Constructive Termination without Cause under Section 11(d) of the Employment Agreement.


5.   Section 16 of the Exchange Act.

     (a) In order to avoid any Exchange Act violations, the Committee may, at any time and from time to time, impose additional restrictions upon the Awards.

     (b) The Company shall use its best efforts so that on or prior to December 31, 1997, all shares received by the Participant on any exercise of an option shall be, and shall remain, (1) fully registered (at the Company's expense) under the Securities Act of 1933, as amended (the "1933 Act"), both for issuance and for resale, pursuant to a registration on Form S-3 under the 1933 Act or such successor procedure that provides comparable opportunity under the 1933 Act for issuance and resale; (2) fully registered or qualified (at the Company's expense), under such state securities laws as the Participant may reasonably request, both for issuance and for resale; and (3) listed on the New York Stock Exchange.


6. Non-Assignability. These options are non-assignable and non-transferable, in whole or in part, other than by will or under the laws of descent and distribution.


7. Effect of Award Notice. This Award Notice, including its reference to the Plan, constitutes the entire understanding between the Company and the Participant concerning the Award and supersedes any prior notices, letters, statements or other documents issued by the Company relating to the Award and all prior agreements and understandings between the Company and the Participant, whether written or oral, concerning the Award.


8.   Miscellaneous.

     (a) Headings. The headings of the Sections of this Award Notice have been prepared for convenience and reference only and shall not control, affect the meaning, or be taken as the interpretation of any provision of the Award Notice.

     (b) Applicable Law. This Award Notice, including its reference to the Plan, and its interpretation and application, will be governed and controlled by the laws of the State of New York, except as superseded by applicable Federal Law.

     (c) Amendment. The Committee may, from time to time, amend this Award Notice in any manner; provided, however, that any such amendment which is adverse to the Participant shall require the Participant's consent.

     (d) Section 422 of the IRC. The options granted under this Award Notice are incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986. To the extent any provision in this Award Notice is determined to be inconsistent or contrary to Section 422, such provision shall automatically without any further action be changed, effective as of the date of the option's grant, so as to be consistent and in compliance with such section.

9. Administration. The Committee shall have full and absolute authority and discretion, subject to the provisions of the Plan, to interpret, construe and implement this Award Notice, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations necessary, appropriate or advisable for its administration. All such Committee determinations shall be final, conclusive and binding upon any and all interested parties and their heirs, successors, and personal representatives.


10. Impact on Benefits. The incentive stock options granted pursuant to this Award Notice (either at the date of their grant or at the time the shares are vested) shall not be includible as compensation or earnings for purposes of any compensation or benefit plan offered by the Company.

              NOTICE OF AWARD OF NON-QUALIFIED STOCK OPTIONS

                       GRANTED TO HARRY L. KAVETAS

                         EFFECTIVE MARCH 4, 1997

                             PURSUANT TO THE

               EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM

                            COMPENSATION PLAN












                                              APPROVED BY:

                                              Action of the
                                              Executive Compensation and
                                              Development Committee

              NOTICE OF AWARD OF NON-QUALIFIED STOCK OPTIONS
                       GRANTED TO HARRY L. KAVETAS
                         EFFECTIVE MARCH 4, 1997
                             PURSUANT TO THE
               EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM
                            COMPENSATION PLAN



                            TABLE OF CONTENTS


Section        Title                                           Page

     1         Background                                       174

     2         Award                                            174

     3         Terms and Conditions of Award                    174

                    (a)  Option Price1
                    (b)  Duration of Option                     174
                    (c)  Vesting                                174
                    (d)  Payment of Option Price                174
                    (e)  Withholding                            174
                    (f)  Rights as a Shareholder                174
                    (g)  Broker Assisted Exercise               174
                    (h)  Termination of Employment              175
                    (i)  Exercise Upon Expiration               175

     4         Definitions                                      175

     5         Section 16 of the Exchange Act                   176

     6         Non-Assignability                                176

     7         Effect of Award Notice                           176

     8         Miscellaneous                                    176

     9         Administration                                   177

    10         Impact On Benefits                               177

              NOTICE OF AWARD OF NON-QUALIFIED STOCK OPTIONS
                       GRANTED TO HARRY L. KAVETAS
                         EFFECTIVE MARCH 4, 1997
                             PURSUANT TO THE
               EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM
                            COMPENSATION PLAN


1.   Background.  Under Article 8 of the 1995 Omnibus Long-Term
     Compensation Plan (the "Plan"), the Committee may, among other things, award non-qualified stock options of the Company's Common Stock to those Key Employees as the Committee in its discretion may determine, subject to such terms, conditions and restrictions as it deems appropriate.


2. Award. Effective March 4, 1997, (the "Grant Date"), the Committee granted to Harry L. Kavetas (the "Participant") an award of one hundred fifty five thousand (155,000) non-qualified stock options (the "Award"). One option provides for the ability to purchase a single share of Common Stock. The Award is granted under the Plan, subject to the terms and conditions of the Plan and those set forth in this Notice of Award of Non-Qualified Stock Options ("Award Notice").


3. Terms and Conditions of Award. The following terms and conditions shall apply to the Award:

     (a) Option Price. The option price for the options evidenced by way of this Award Notice shall be $88.50.

     (b) Duration of Option. Subject to Section 3(i) below, each option shall expire at the close of business on the tenth anniversary of the Grant Date, unless sooner terminated or forfeited in accordance with the terms and conditions of this Award Notice or the Plan.

     (c) Vesting. No option shall be exercisable prior to the date on which it vests. Once vested, the options may be exercised by written notice to the Committee stating the number of options to be exercised. The options shall vest in accordance with the following schedule:

               March 4, 1998            38,469
               March 4, 1999            39,597
               March 4, 2000            38,467
               March 4, 2001            38,467

     (d) Payment of Option Price. The option price for the share for which an option is exercised by the Participant shall be paid by the Participant on the date the option is exercised in cash, in shares of Common Stock owned by the Participant, or a combination of the foregoing. Any share of Common Stock delivered in payment of the option price shall be valued at its Fair Market Value on the date of exercise.

     (e) Withholding. The Participant shall pay the amount of taxes required to be withheld upon exercise of his options by delivering a check made payable to the Company.

     (f) Rights as a Shareholder. The Participant shall not have any of the rights of a shareholder with respect to the shares of Common Stock covered by an option except to the extent one or more certificates for such shares shall be delivered to him upon the exercise of such option.

     (g) Broker Assisted Exercise. Notwithstanding Sections 3(d) and 3(e) above, the Participant may, subject to Section 5(a) hereof, exercise any option granted to him under this Award Notice by way of the Company's broker-assisted stock option exercise program, to the extent such program is available at the time of such exercise. Pursuant to the terms of such program, the amount of any taxes required to be withheld upon exercise of any options must be paid in cash directly to the Company.

     (h) Termination of Employment. If the Participant's employment terminates due to death, Disability, Illness, Retirement after February 11, 2001 or termination for an Approved Reason, the options shall immediately become exercisable and vested in full and shall continue to be exercisable until their scheduled expiration date under Section 3(b) above or, if sooner, their exercise in full. If the Participant's employment terminates for any reason other than due to death, Disability, Illness, Retirement after February 11, 2001 or termination for an Approved Reason, any options which are vested at the time of the Participant's termination shall not be exercisable beyond the 60th day following the date of the Participant's termination of employment and any options not vested at the time of the Participant's termination shall be immediately forfeited.

     (i)  Exercise Upon Expiration.

          (i) Notwithstanding Section 3(b) hereof to the contrary, if on the options' scheduled expiration date (A) any options remain unexercised and (B) the Fair Market Value of a share of Common Stock exceeds the option price, then the provisions of Section 3(i)(ii) below shall apply.

          (ii) The Participant may exercise any of his unexercised options as of the date they are scheduled to expire, unless already forfeited under the terms and conditions of this Award Notice or the Plan, by providing written notice thereof to the Committee within sixty (60) days after such scheduled expiration date. In such event, such options shall, for purposes of this Award Notice and the Plan, be treated as exercised prior to the close of business on their scheduled expiration date; provided, however, the Participant shall not be the record owner of the shares acquired upon exercise of such options until the one or more certificates for the shares have been delivered to the Participant. The strike price of any options issued pursuant to the provisions of this Section 3(i) shall be the mean between the high and low at which the Common Stock trades on the New York Stock Exchange on the options' scheduled expiration date, or, if such day is not a trading day, the immediately preceding trading day.

          (iii) Notwithstanding Section 3(g) above to the contrary, any options exercised pursuant to this Section 3(i) shall not, without the Committee's prior approval, be exercised by way of the Company's broker-assisted stock option program.

4.   Definitions.

     (a) Any defined term used in this Award Notice, other than those set forth in Section 4(b) below, shall have the same meaning for purposes of this document as that ascribed to it under the terms of the Plan.

     (b)  The following definitions shall apply to this Award Notice:

          (i) Fair Market Value. The opening price of the Common Stock on the New York Stock Exchange on the relevant date; provided, however, if the Common Stock is not traded on the relevant date, then the opening price on the immediately preceding date on which the Common Stock is traded shall be used.

          (ii) Retirement. The term "Retirement" shall mean the occurrence of the Participant's retirement as determined in accordance with Section 8 of the Employment Agreement between the Participant and the Company dated February 11, 1994, as amended through March 3, 1997 (the "Employment Agreement").

          (iii) Illness. A termination of employment will be for "Illness" if the Participant voluntarily terminates his employment following a continuous period of at least 90 days during which the Participant is unable to perform the regularly assigned duties and responsibilities of his position with the Company due to illness, disease or injury and the condition is verified by such examinations and/or tests, performed by a mutually agreeable doctor; provided, however, that the Company may, if it reasonably so determines, request additional examinations and/or tests by mutually agreeable doctor(s).

          (iv) Approved Reason. A termination for "Approved Reason" shall include, without limitation, a Termination Without Cause or Constructive Termination without Cause under Section 11(d) of the Employment Agreement.


5.   Section 16 of the Exchange Act.

     (a) In order to avoid any Exchange Act violations, the Committee may, at any time and from time to time, impose additional restrictions upon the Awards, including, but not by way of limitation, restrictions regarding the Participant's ability to exercise options under the Company's broker-assisted stock option exercise program under Section 3(g).

     (b) The Company shall use its best efforts so that on or prior to December 31, 1997, all shares received by the Participant on any exercise of an option shall be, and shall remain, (1) fully registered (at the Company's expense) under the Securities Act of 1933, as amended (the "1933 Act"), both for issuance and for resale, pursuant to a registration on Form S-3 under the 1933 Act or such successor procedure that provides comparable opportunity under the 1933 Act for issuance and resale; (2) fully registered or qualified (at the Company's expense), under such state securities laws as the Participant may reasonably request, both for issuance and for resale; and (3) listed on the New York Stock Exchange.


6. Non-Assignability. These options are non-assignable and non-transferable, in whole or in part, other than (i) by gratuitous transfers to immediate family members, to trusts for their benefit, or to limited partnerships in which immediate family members are the sole partners, (ii) by will or under the laws of descent and distribution, or (iii), on the Participant's death, to a beneficiary designated in writing by the Participant, with any such permitted transferee to succeed to the Participant's rights and obligations under the options to the extent of such transfer.


7. Effect of Award Notice. This Award Notice, including its reference to the Plan, constitutes the entire understanding between the Company and the Participant concerning the Award and supersedes any prior notices, letters, statements or other documents issued by the Company relating to the Award and all prior agreements and understandings between the Company and the Participant, whether written or oral, concerning the Award.

8.   Miscellaneous.

     (a) Headings. The headings of the Sections of this Award Notice have been prepared for convenience and reference only and shall not control, affect the meaning, or be taken as the interpretation of any provision of the Award Notice.

     (b) Applicable Law. This Award Notice, including its reference to the Plan, and its interpretation and application, will be governed and controlled by the laws of the State of New York, except as superseded by applicable Federal Law.

     (c) Amendment. The Committee may, from time to time, amend this Award Notice in any manner; provided, however, that any such amendment which is adverse to the Participant shall require the Participant's consent.


9. Administration. The Committee shall have full and absolute authority and discretion, subject to the provisions of the Plan, to interpret, construe and implement this Award Notice, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations necessary, appropriate or advisable for its administration. All such Committee determinations shall be final, conclusive and binding upon any and all interested parties and their heirs, successors, and personal representatives.

10. Impact on Benefits. The nonqualified stock options granted pursuant to this Award Notice (either at the date of their grant or at the time the shares are vested) shall not be includible as compensation or earnings for purposes of any compensation or benefit plan offered by the Company.

              NOTICE OF AWARD OF NON-QUALIFIED STOCK OPTIONS

                       GRANTED TO HARRY L. KAVETAS

                         EFFECTIVE MARCH 4, 1997

                             PURSUANT TO THE

               EASTMAN KODAK COMPANY 1997 STOCK OPTION PLAN













                                               APPROVED BY:

                                               Action of the
                                               Executive Compensation and
                                               Development Committee

              NOTICE OF AWARD OF NON-QUALIFIED STOCK OPTIONS
                       GRANTED TO HARRY L. KAVETAS
                          EFFECTIVE MARCH 4, 1997
                             PURSUANT TO THE
               EASTMAN KODAK COMPANY 1997 STOCK OPTION PLAN



                            TABLE OF CONTENTS


Section        Title                                           Page

   1           Background                                       180

   2           Award                                            180

   3           Terms and Conditions of Award                    180

                    (a)  Option Price                           180
                    (b)  Duration of Option                     180
                    (c)  Vesting                                180
                    (d)  Payment of Option Price                180
                    (e)  Withholding                            180
                    (f)  Rights as a Shareholder                180
                    (g)  Broker Assisted Exercise               180
                    (h)  Termination of Employment              181
                    (i)  Exercise Upon Expiration               181

   4           Definitions                                      181

   5           Section 16 of the Exchange Act                   182

   6           Non-Assignability                                182

   7           Effect of Award Notice                           182

   8           Miscellaneous                                    182

   9           Administration                                   183

  10           Impact On Benefits                               183

              NOTICE OF AWARD OF NON-QUALIFIED STOCK OPTIONS
                       GRANTED TO HARRY L. KAVETAS
                          EFFECTIVE MARCH 4, 1997
                              PURSUANT TO THE
               EASTMAN KODAK COMPANY 1997 STOCK OPTION PLAN


1. Background. Under Article 7 of the 1997 Stock Option Plan (the "Plan"), the Committee may, among other things, award non-qualified stock options of Kodak Common Stock to those Key Employees as the Committee in its discretion may determine, subject to such terms, conditions and restrictions as it deems appropriate.


2. Award. Effective March 4, 1997, (the "Grant Date"), the Committee granted to Harry L. Kavetas (the "Participant") an award of forty one thousand six hundred and eleven (41,611) non-qualified stock options (the "Award"). One option provides for the ability to purchase a single share of Common Stock. The Award is granted under the Plan, subject to the terms and conditions of the Plan and those set forth in this Notice of Award of Non-Qualified Stock Options ("Award Notice").


3. Terms and Conditions of Award. The following terms and conditions shall apply to the Award:

     (a) Option Price. The option price for the options evidenced by way of this Award Notice shall be $88.50.

     (b) Duration of Option. Subject to Section 3(i) below, each option shall expire at the close of business on the tenth anniversary of the Grant Date, unless sooner terminated or forfeited in accordance with the terms and conditions of this Award Notice or the Plan.

     (c) Vesting. No option shall be exercisable prior to the date on which it vests. Once vested, the options may be exercised by written notice to the Committee stating the number of options to be exercised. The options shall vest in accordance with the following schedule:

               March 4, 1998          10,402
               March 4, 1999          10,403
               March 4, 2000          10,403
               March 4, 2001          10,403

     (d) Payment of Option Price. The option price for the share for which an option is exercised by the Participant shall be paid by the Participant on the date the option is exercised in cash, in shares of Common Stock owned by the Participant, or a combination of the foregoing. Any share of Common Stock delivered in payment of the option price shall be valued at its Fair Market Value on the date of exercise.

     (e) Withholding. The Participant shall pay the amount of taxes required to be withheld upon exercise of his options by delivering a check made payable to Kodak.

     (f) Rights as a Shareholder. The Participant shall not have any of the rights of a shareholder with respect to the shares of Common Stock covered by an option except to the extent one or more certificates for such shares shall be delivered to him upon the exercise of such option.

     (g) Broker Assisted Exercise. Notwithstanding Sections 3(d) and 3(e) above, the Participant may, subject to Section 5(a) hereof, exercise any option granted to him under this Award Notice by way of Kodak's broker-assisted stock option exercise program, to the extent such program is available at the time of such exercise. Pursuant to the terms of such program, the amount of any taxes required to be withheld upon exercise of any options must be paid in cash directly to Kodak.

     (h) Termination of Employment. If the Participant's employment terminates due to death, Disability, Illness, Retirement after February 11, 2001 or termination for an Approved Reason, the options shall immediately become exercisable and vested in full and shall continue to be exercisable until their scheduled expiration date under Section 3(b) above or, if sooner, their exercise in full. If the Participant's employment terminates for any reason other than due to death, Disability, Illness, Retirement after February 11, 2001 or termination for an Approved Reason, any options which are vested at the time of the Participant's termination shall not be exercisable beyond the 60th day following the date of the Participant's termination of employment and any options not vested at the time of the Participant's termination shall be immediately forfeited.

     (i)  Exercise Upon Expiration.

          (i) Notwithstanding Section 3(b) hereof to the contrary, if on the options' scheduled expiration date (A) any options remain unexercised and (B) the Fair Market Value of a share of Common Stock exceeds the option price, then the provisions of Section 3(i)(ii) below shall apply.

          (ii) The Participant may exercise any of his unexercised options as of the date they are scheduled to expire, unless already forfeited under the terms and conditions of this Award Notice or the Plan, by providing written notice thereof to the Committee within sixty (60) days after such scheduled expiration date. In such event, such options shall, for purposes of this Award Notice and the Plan, be treated as exercised prior to the close of business on their scheduled expiration date; provided, however, the Participant shall not be the record owner of the shares acquired upon exercise of such options until the one or more certificates for the shares have been delivered to the Participant. The strike price of any options issued pursuant to the provisions of this Section 3(i) shall be the mean between the high and low at which the Common Stock trades on the New York Stock Exchange on the options' scheduled expiration date, or, if such day is not a trading day, the immediately preceding trading day.

          (iii) Notwithstanding Section 3(g) above to the contrary, any options exercised pursuant to this Section 3(i) shall not, without the Committee's prior approval, be exercised by way of Kodak's broker-assisted stock option program.

4.   Definitions.

     (a) Any defined term used in this Award Notice, other than those set forth in Section 4(b) below, shall have the same meaning for purposes of this document as that ascribed to it under the terms of the Plan.

     (b)  The following definitions shall apply to this Award Notice:

          (i) Fair Market Value. The opening price of the Common Stock on the New York Stock Exchange on the relevant date; provided, however, if the Common Stock is not traded on the relevant date, then the opening price on the immediately preceding date on which the Common Stock is traded shall be used.

          (ii) Retirement. The term "Retirement" shall mean the occurrence of the Participant's retirement as determined in accordance with Section 8 of the Employment Agreement between the Participant and Kodak dated February 11, 1994, as amended through March 3, 1997 (the "Employment Agreement").

          (iii) Illness. A termination of employment will be for "Illness" if the Participant voluntarily terminates his employment following a continuous period of at least 90 days during which the Participant is unable to perform the regularly assigned duties and responsibilities of his position with Kodak due to illness, disease or injury and the condition is verified by such examinations and/or tests, performed by a mutually agreeable doctor; provided, however, that Kodak may, if it reasonably so determines, request additional examinations and/or tests by mutually agreeable doctor(s).

          (iv) Approved Reason. A termination for "Approved Reason" shall include, without limitation, a Termination Without Cause or Constructive Termination without Cause under Section 11(d) of the Employment Agreement.


5.   Section 16 of the Exchange Act.

     (a) In order to avoid any Exchange Act violations, the Committee may, at any time and from time to time, impose additional restrictions upon the Awards, including, but not by way of limitation, restrictions regarding the Participant's ability to exercise options under Kodak's broker-assisted stock option exercise program under Section 3(g).

     (b) Kodak shall use its best efforts so that on or prior to December 31, 1997, all shares received by the Participant on any exercise of an option shall be, and shall remain, (1) fully registered (at Kodak's expense) under the Securities Act of 1933, as amended (the "1933 Act"), both for issuance and for resale, pursuant to a registration on Form S-3 under the 1933 Act or such successor procedure that provides comparable opportunity under the 1933 Act for issuance and resale; (2) fully registered or qualified (at Kodak's expense), under such state securities laws as the Participant may reasonably request, both for issuance and for resale; and (3) listed on the New York Stock Exchange.


6. Non-Assignability. These options are non-assignable and non-transferable, in whole or in part, other than (i) by gratuitous transfers to immediate family members, to trusts for their benefit, or to limited partnerships in which immediate family members are the sole partners, (ii) by will or under the laws of descent and distribution, or (iii), on the Participant's death, to a beneficiary designated in writing by the Participant, with any such permitted transferee to succeed to the Participant's rights and obligations under the options to the extent of such transfer.


7. Effect of Award Notice. This Award Notice, including its reference to the Plan, constitutes the entire understanding between Kodak and the Participant concerning the Award and supersedes any prior notices, letters, statements or other documents issued by Kodak relating to the Award and all prior agreements and understandings between Kodak and the Participant, whether written or oral, concerning the Award.

8.   Miscellaneous.

     (a) Headings. The headings of the Sections of this Award Notice have been prepared for convenience and reference only and shall not control, affect the meaning, or be taken as the interpretation of any provision of the Award Notice.

     (b) Applicable Law. This Award Notice, including its reference to the Plan, and its interpretation and application, will be governed and controlled by the laws of the State of New York, except as superseded by applicable Federal Law.

     (c) Amendment. The Committee may, from time to time, amend this Award Notice in any manner; provided, however, that any such amendment which is adverse to the Participant shall require the Participant's consent.

9. Administration. The Committee shall have full and absolute authority and discretion, subject to the provisions of the Plan, to interpret, construe and implement this Award Notice, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations necessary, appropriate or advisable for its administration. All such Committee determinations shall be final, conclusive and binding upon any and all interested parties and their heirs, successors, and personal representatives.

10. Impact on Benefits. The nonqualified stock options granted pursuant to this Award Notice (either at the date of their grant or at the time the shares are vested) shall not be includible as compensation or earnings for purposes of any compensation or benefit plan offered by Kodak.

                                                           Exhibit (11)

                 Eastman Kodak Company and Subsidiary Companies
                    Computation of Earnings Per Common Share
                                                  1996       1995       1994
                                                      (in millions, except
                                                       per share data)
<S)
Earnings from continuing operations
 before income taxes                            $1,556     $1,926     $1,002

Provision for income taxes from
 continuing operations                             545        674        448
                                                ------     ------     ------
Earnings from continuing operations
 before extraordinary items                      1,011      1,252        554

Loss from discontinued operations                    -          -        (81)

Gain on sale of discontinued operations            277          -        350
                                                ------     ------     ------
Earnings before extraordinary items              1,288      1,252        823

Extraordinary items                                  -          -       (266)
                                                ------     ------     ------
       NET EARNINGS                             $1,288     $1,252     $  557
                                                ======     ======     ======
Average number of common shares
 outstanding                                     337.4      341.5      335.7
                                                ------     ------     ------
Earnings (loss) per share:

From continuing operations before
 extraordinary items                             $3.00      $3.67      $1.65

From discontinued operations                         -          -       (.25)

From sale of discontinued operations               .82          -       1.05
                                                 -----      -----      -----
Before extraordinary items                        3.82       3.67       2.45

From extraordinary items                             -          -       (.79)
                                                 -----      -----      -----
Earnings per share                               $3.82      $3.67      $1.66
                                                 =====      =====      =====

                                                           Exhibit (12)

                     Eastman Kodak Company and Subsidiary Companies
                   Computation of Ratio of Earnings to Fixed Charges
                            (in millions, except for ratios)

                                Year Ended December 31,



                            1996         1995         1994         1993         1992
Earnings from
 continuing operations
  before provision for
   income taxes           $1,556       $1,926       $1,002       $1,077       $1,379
Add:
  Interest expense            83           78          535          753          825
  Interest component of
   rental expense (1)         81           63           66           80           76
  Amortization of
   capitalized interest       22           22           25           40           37
                          ------       ------       ------       ------       ------

    Earnings as adjusted  $1,742       $2,089       $1,628       $1,950       $2,317
                          ======       ======       ======       ======       ======
Fixed charges
  Interest expense        $   83       $   78       $  535       $  753       $  825
  Interest component of
   rental expense (1)         81           63           66           80           76
  Capitalized interest        29           30           35           87           95
                          ------       ------       ------       ------       ------
    Total fixed charges   $  193       $  171       $  636       $  920       $  996
                          ======       ======       ======       ======       ======
Ratio of earnings to
  fixed charges             9.0x (2)    12.2x         2.6x (3)     2.1x (4)     2.3x (5)

(1) Interest component of rental expense is estimated to equal 1/3 of such expense, which is considered a reasonable approximation of the interest factor.

(2) The ratio is 12.9x before deducting restructuring costs of $358 million and the loss on the sale of the Office Imaging business of $387 million.

(3) The ratio is 3.1x before deducting restructuring costs of $340 million.

(4) The ratio is 2.6x before deducting restructuring costs of $495 million.

(5) The ratio is 2.5x before deducting restructuring costs of $219 million.

                                                           Exhibit (21)
Subsidiaries of Eastman Kodak Company

                                                     Organized
Companies Consolidated                             Under Laws of

Eastman Kodak Company                               New Jersey
  Eastman Kodak International
    Finance B.V.                                    Netherlands
  Eastman Kodak International
    Sales Corporation                               Barbados
  Torrey Pines Realty Company, Inc.                 Delaware
  The Image Bank, Inc.                              New York
  Cinesite, Inc.                                    Delaware
  FPC Inc.                                          California
  Qualex Inc.                                       Delaware
  Fox Photo, Inc.                                   Delaware
  Jamieson Film Company                             Delaware
  Eastman Gelatine Corporation                      Massachusetts
  Eastman Canada Inc.                               Canada
    Kodak Canada Inc.                               Canada
    Kodak (Export Sales) Ltd.                       Hong Kong
  Kodak Argentina S.A.I.C.                          Argentina
  Kodak Brasileira C.I.L.                           Brazil
  Kodak Chilena S.A.F.                              Chile
  Kodak Colombiana, Ltd.                            New York
  Kodak Panama, Ltd.                                New York
  Kodak Peruana, Ltd.                               New York
  Kodak Caribbean, Limited                          New York
  Kodak Uruguaya, Ltd.                              New York
  Kodak Venezuela, S.A.                             Venezuela
  Kodak (Near East), Inc.                           New York
  Kodak (Singapore) Pte. Limited                    Singapore
  Kodak Philippines, Ltd.                           New York
  Kodak Limited                                     England
    Cinesite (Europe) Limited                       England
    Kodak AO                                        Russia
    Kodak India Limited                             India
  Kodak Ireland Limited                             Ireland
  Kodak-Pathe SA                                    France
  Kodak A.G.                                        Germany
  Kodak Korea Limited                               South Korea
  Kodak Far East Purchasing, Inc.                   New York
  Kodak New Zealand Limited                         New Zealand
  Kodak (Australasia) Pty. Ltd.                     Australia
  Kodak (Kenya) Limited                             Kenya
  Kodak (Egypt) S.A.E.                              Egypt
  Kodak (Malaysia) S.B.                             Malaysia
  Kodak Taiwan Limited                              Taiwan
  Eastman Kodak International Capital
    Company, Inc.                                   Delaware
    Kodak de Mexico S.A. de C.V.                    Mexico
    Kodak Mexicana S.A. de C.V.                     Mexico
      Industria Mexicana de Foto Copiadoras,
       S.A. de C.V.                                 Mexico
    N.V. Kodak S.A.                                 Belgium
    Kodak a.s.                                      Denmark
    Kodak Norge A/S                                 Norway
    Kodak SA                                        Switzerland
    Kodak (Far East) Limited                        Hong Kong
    Kodak (Thailand) Limited                        Thailand
  Kodak G.m.b.H.                                    Austria
    Kodak Kft.                                      Hungary
  Kodak Oy                                          Finland
  Kodak Nederland B.V.                              Netherlands

                                                           Exhibit (21)
                                                            (Continued)


                                                  Organized
Companies Consolidated                           Under Laws of

  Kodak S.p.A.                                     Italy
  Kodak Portuguesa Limited                         New York
  Kodak S.A.                                       Spain
  Kodak AB                                         Sweden
  EK Asia Pacific Ltd.                             Japan
  K.K. Kodak Information Systems                   Japan
  Kodak Japan Ltd.                                 Japan
  Kodak Imagica K.K.                               Japan
  Kodak Japan Industries Ltd.                      Japan


Note: Subsidiary Company names are indented under the name of the parent company.