Form 10-K/A
period 1996-12-31
EASTMAN KODAK CO
filed 1997-04-30
CIK 31235

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

                               AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996 as set forth below:


The exhibit listed below and attached hereto is hereby added to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

     Exhibit

     (99) Eastman Kodak Employees' Savings and Investment Plan Annual Report on Form 11-K for the fiscal year ended December 30, 1996.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Eastman Kodak Company
                                                (Registrant)



                                             David J. FitzPatrick
                                             Controller and Vice President

Date:  April 30, 1997

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 11-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 30, 1996
                               -----------------

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

            EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

            INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBIT
                             DECEMBER 30, 1996


                                                      Page No.
(a)  Financial Statements

     Report of Independent Accountants                      3
     Statement of Net Assets                                4
     Statement of Changes in Net Assets                     5
     Notes to Financial Statements                        6-19

(b)  Schedules

       I.  Schedule of Investments                       20-47

      II.  Allocation of Net Assets to
             Investment Funds                            48-54

     III.  Allocation of Changes in Net
             Assets to Investment Funds                  55-64

(c)  Exhibit

     Consent of Independent Accountants                     65

<AUDIT-REPORT>
                    REPORT OF INDEPENDENT ACCOUNTANTS






To the Savings and Investment
Plan Committee and the Participants of the Eastman Kodak Employees' Savings and Investment Plan


In our opinion, the financial statements and related schedules listed in the index appearing on page 2 of this Annual Report on Form 11-K present fairly, in all material respects, the net assets of the Eastman Kodak Employees' Savings and Investment Plan at December 30, 1996 and 1995, and the changes in net assets for each of the three fiscal years in the period ended December 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Rochester, New York
April 11, 1997
</AUDIT-REPORT>


               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             STATEMENT OF NET ASSETS
                                  (in thousands)
                                                             December 30,
                                                       ----------------------
                                                       1996              1995
                                                       ----              ----
ASSETS
Investments at Fair Value:
     Eastman Kodak Company common stock             $  596,907        $  501,602
     Eastman Chemical Company common stock              46,277            40,174
     Other common stocks                               483,481           156,596
     Mutual funds                                      264,776           474,403
     Interest in common/collective
       trusts (pooled) funds                           325,813           132,721
     Short-term interest funds                          14,687             4,798
     U.S. government securities                          1,480                -

Investments at Contract Value:
     Group annuity contracts                         3,407,997         3,305,515

Loans to participants                                   74,102            62,609
Employer contributions receivable                          235             3,600
Dividends and interest receivable                        4,053             3,576
Receivables for securities sold                          3,737             1,337
Miscellaneous receivable                                   233               139
Cash                                                        -                 36
                                                    ----------        ----------

     Total assets (cost: 1996 - $4,899,891
                         1995 - $4,396,944)
                                                     5,223,778         4,687,106
                                                    ----------        ----------

LIABILITIES
Distributions payable to participants                   14,552            15,275
Distributions payable to successor plans               562,094           522,627
Payables for securities purchased                        3,338               700
Accrued expenses                                         2,854             3,201
                                                    ----------        ----------

     Total liabilities                                 582,838           541,803
                                                    ----------        ----------

     Net assets                                     $4,640,940        $4,145,303
                                                    ==========        ==========



                 (See accompanying notes to financial statements)

                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            STATEMENT OF CHANGES IN NET ASSETS
                                      (in thousands)
                                          For the fiscal year ended December 30,
                                      ----------------------------------------------
                                           1996             1995              1994
                                           ----             ----              ----
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                $   12,671        $   12,413        $   12,081
Dividends on Eastman Chemical
  Company common stock                     1,201               499               490
Other dividends                           20,322            13,641            13,666
Interest                                 275,973           272,618           261,888
Income from common/collective
  trusts (pooled) funds                    1,526               684               804
Miscellaneous income                          36                 4                -

Net realized and unrealized
  gains from investments                 263,017           291,817            34,325

Employer contributions                   169,235           150,533           152,802
                                      ----------        ----------        ----------
     Total Additions                     743,981           742,209           476,056
                                      ----------        ----------        ----------

DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (201,802)         (155,879)         (153,825)

Distributions to successor plans         (39,469)          (62,655)         (459,973)

Administrative expenses                   (7,073)           (6,494)           (5,907)
                                      ----------        ----------        ----------
     Total Deductions                    248,344           225,028           619,705
                                      ----------        ----------        ----------

Increase (Decrease) in net assets        495,637           517,181          (143,649)

Net assets at beginning of year        4,145,303         3,628,122         3,771,771
                                      ----------        ----------        ----------

Net assets at end of year             $4,640,940        $4,145,303        $3,628,122
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

The Plan is administered by the Savings and Investment Plan Committee (SIPCO), which is the Plan Administrator and Named Fiduciary. The Trusts, forming part of the Plan, are administered by Boston Safe Deposit and Trust Company (Boston
Safe) and Fidelity Management Trust Company (Fidelity) (together the Plan Trustees).

Plan Amendments and Other Changes

During 1996 two new investment options were made available to Eastman Chemical Company participants. Effective December 1, 1996 the maximum salary deferral rate was increased from 15 percent to 18 percent of pay for eligible Kodak participants.

On December 31, 1993, Kodak spun off its worldwide chemical business, Eastman Chemical Company (ECC or Eastman). Subsequent to the spin-off, account balances of the ECC participants were liquidated and the proceeds invested in seven newly-created funds within the Plan that are managed by Fidelity, the trustee for ECC participants. Effective January 1, 1994, all salary deferrals of ECC participants have been contributed to the Eastman Investment Plan
(EIP). The provisions of the Plan described below with respect to loans and distributions apply equally to the ECC participants in the Plan. Upon receiving updated determination letters from the IRS with respect to the SIP and EIP plans, the account balances of ECC participants will be transferred from SIP to EIP. See Federal Income Tax Status footnote. The balances of the ECC participants are reflected as a liability in the accompanying financial statements.

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

Administrative Expenses

The Plan provides for the payment of certain administrative expenses by the Trusts, including fees for investment advisors, recordkeepers, the Plan Trustees, attorneys and accountants. The recordkeepers are Hewitt Associates and Fidelity.

Contributions

The Plan includes a salary reduction provision allowing eligible Kodak participants to defer up to 18% of qualifying compensation as defined in the Plan. The maximum deferral for a Plan year is limited to 18% of the aggregate of wage dividend and qualifying compensation, but not more than the statutory limit of $9,500 for calendar year 1996 ($9,240 for calendar years 1995 and 1994). Participants' salary deferrals are contributed to the Plan by Kodak on behalf of the participants. All contributions are immediately vested. Boston Safe will invest the amount contributed to the Plan into the investment funds described in the Investments footnote, as directed by the participant. Participants may make transfers among the funds once a month.

Loans

The Plan Administrator may grant a loan to a participant provided that the aggregate of the participant's outstanding loans will not exceed the lesser of: 1) $50,000 less the highest outstanding loan balance during the previous 12 months, or 2) 50% of the current value of the participant's account. A new loan must be at least $1,000 and repaid within five years of the date of the loan. In accordance with the Plan provisions, the rate of interest is fixed at the discretion of the Plan Administrator. Interest is charged at the lesser of the maximum legal rate or the prime rate.

Distributions

Distributions from the Plan are made under the following circumstances:

     1. No portion of an account may be withdrawn without the approval of the Plan Administrator or its designee. Approval of hardship withdrawals will only be granted in order to meet obligations relating to the payment of substantial out-of-pocket medical (or dental) bills for the participant, the participant's spouse or any of the participant's dependents, the purchase or construction of a primary residence, tuition, room and board or other post-secondary educational expenses, or payments to prevent eviction/foreclosure.

     2. Upon attaining age 59 1/2, a participant may elect to receive a lump sum cash distribution from the Plan while still actively employed.

     3. Upon separation from service for any reason except death, the full value of a participant's account is distributed as a lump sum if the account balance is less than $3,500 and the participant is not retirement eligible. Otherwise, the full value of the account is distributed when and as designated by the participant in a lump sum payment, or in monthly or annual installments. If an appropriate designation is not made by the participant, the account is paid in a lump sum cash payment in February following the year the participant turns age 65.

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

Plan Termination

While Kodak expects to continue the Plan, it has the right to discontinue contributions and amend or terminate the Plan at any time. In the event that contributions to the Plan are discontinued, the Plan Trustees will continue to administer the Trusts. In the event of the termination of the Trusts as a result of or incident to termination of the Plan, the pro rata value of the participants' accounts will be paid in accordance with the provisions of the Plan.

NOTE 2:  SUMMARY OF ACCOUNTING POLICIES

Basis of Accounting

The Plan operates on a fiscal year ending December 30.

The Plan's financial statements have been prepared on the accrual basis of accounting. Distributions payable to participants are recorded when the request for payment meeting the provisions of the Plan is received.

Employer contributions represent qualifying compensation withheld from the participants by Kodak for contribution to the Plan.

Investment Valuation and Income Recognition

The group annuity contracts included in the Fixed Income Fund and Fidelity Managed Income Portfolio are valued at cost plus interest reinvested. American Institute of Certified Public Accountant's (AICPA's) Statement of Position (SOP) 94-4, "Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined-Contribution Pension Plans", which is effective for the plan year ended December 30, 1995, requires that guaranteed investment contracts be valued at cost plus interest reinvested if they are fully benefit responsive, as defined by SOP 94-4. The Plan Administrator believes that the group annuity contracts held by the Plan are fully benefit responsive. In aggregate, the recorded value of the group annuity contracts approximates their fair value. Interest in common or collective trusts (pooled) funds reflect market values as certified by the managers of such funds. Fair values of all other investments are based upon active market quotations on national exchanges, if available, at December 30, or, if not available, upon amounts believed by the Plan Administrator to be realizable at that time.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Funds at Boston Safe

The Kodak Stock Fund consists primarily of shares of Eastman Kodak Company common stock. Purchases of Kodak stock are made daily as required by participant activity. When Kodak spun off ECC on December 31, 1993, shareholders received one share of ECC for every four Kodak shares owned. In 1994, 1,279,321 shares of ECC stock were sold at an average price of $46.10 per share and the proceeds were used to acquire shares of Kodak stock.

The Smaller Stock Fund consists primarily of investments in U.S. stocks made through mutual funds, group trusts, or separate accounts, all of which are selected by an Investment Manager appointed by the Plan Administrator.

The Fixed Income Fund's assets are invested primarily in contracts with insurance companies. Effective annual yields on these contracts ranged between 5.83% and 12.97% depending on the date of the contribution, transfer or rollover. The blended rate of return on the Fixed Income Fund was approximately 8.4% in 1996 (8.7% in 1995 and 8.5% in 1994).

The Balanced Mutual Fund is composed of a single mutual fund selected by the Plan Administrator, the Fidelity Puritan Fund, which is a balanced fund that seeks current income consistent with preservation of capital by investing in a broadly diversified portfolio of high-yielding equity and debt securities.

The Large Stock Index Fund invests in all 500 stocks that compose the Standard & Poor's 500 Index.

The International Stock Fund invests in a large number of widely diversified stocks in more than 30 countries around the world.

Funds at Fidelity

The Kodak Stock Fund consists of shares of Eastman Kodak Company common stock.

The Eastman Stock Fund consists primarily of shares of Eastman Chemical Company common stock.

The Fidelity Managed Income Portfolio is a fixed income fund consisting of investment contracts with one or more financial institutions that pay interest to the fund. The rate of interest paid to the fund will change from time to time as investment contracts mature and new contracts are purchased. Effective annual yields on these contracts ranged between 5.35% and 12.97% depending on the date of the contribution, transfer or rollover. The blending of earnings in the Fidelity Managed Income Portfolio produced an effective yield of approximately 8.0% in 1996 (8.5% in 1995 and 9.0% in 1994).

The Fidelity Fund seeks long-term capital growth and reasonable current income. It focuses on investments in companies that the fund's manager believes are marked by solid balance sheets and good prospects for growth. Investments will be diversified across a variety of market sectors.

The Fidelity Puritan Fund is a balanced fund that seeks current income consistent with preservation of capital by investing in a broadly diversified portfolio of high-yielding equity and debt securities.

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

The Fidelity International Growth & Income Fund, a growth and income mutual fund that invests internationally, seeks to increase the value of investments over the long term through capital growth while also providing current income.

The Fidelity U.S. Equity Index Portfolio is an index mutual fund that seeks to duplicate the composition and total return of the Standard & Poor's Composite Index of 500 Stocks.

The number of participants in each fund was as follows:

                                                        December 30,
                                                   ----------------------
                                                    1996            1995
                                                    ----            ----
Boston Safe Funds:
Kodak Stock Fund                                   25,919          28,744
Smaller Stock Fund                                 26,571          28,940
Fixed Income Fund                                  52,584          60,635
Balanced Mutual Fund                                9,480           9,019
Large Stock Index Fund                             11,419           7,874
International Stock Fund                            8,114           8,040

                                                       December 30,
                                                   ----------------------
                                                    1996            1995
                                                    ----            ----
Fidelity Funds:
Kodak Stock Fund                                    2,084           2,240
Eastman Stock Fund                                  3,106           2,778
Fidelity Managed Income Portfolio                   9,674          10,079
Fidelity Fund                                       2,027           1,965
Fidelity Puritan Fund                               2,477           2,581
Fidelity Magellan Fund                              3,844           4,239
Fidelity Contrafund                                 2,207           2,147
Fidelity International Growth &
  Income Fund                                         124               0
Fidelity U.S. Equity Index Portfolio                  187               0

The total number of participants in the Plan was less than the sum of the number of participants shown above because many participants invest in more than one fund.

NOTE 4:  LOANS TO PARTICIPANTS

The Plan Trustees make loans to participants in accordance with Plan provisions. The Plan's receivable for loans made after 1993 is recorded as an asset of the Loan Funds. The Plan's receivable for loans made prior to 1994 was recorded as an asset of each of the funds from which the participants made the loan election. Loans made are accounted for as a transfer from the fund directed by the participant to the loan fund. The principal portion of loan repayments reduces the Loan Fund receivable. The principal and interest repaid are directed to funds to which the participant's current contributions are directed; the principal is accounted for as a transfer and the interest accounted for as income in the fund to which the participant's current contributions are directed.

Interest income earned on loans to participants for the fiscal years ended December 30 is:

                                           (in thousands)
                              1996               1995             1994
                             ------             ------           ------
Boston Safe Funds:
Kodak Stock Fund             $  586             $  564           $  666
Smaller Stock Fund              785                823            1,080
Fixed Income Fund             2,818              1,874              538
Balanced Mutual Fund            133                 71               21
Large Stock Index Fund          138                 51                9
International Stock Fund         76                 42               14
                             ------             ------           ------
Total                        $4,536             $3,425           $2,328
                             ======             ======           ======

                              1996               1995             1994
                             ------             ------           ------
Fidelity Funds:
Kodak Stock Fund             $   13             $    9           $   11
Eastman Stock Fund               41                 27               13
Fidelity Managed Income
  Portfolio                     393                310              179
Fidelity Fund                    20                 14                9
Fidelity Puritan Fund            34                 28               16
Fidelity Magellan Fund           76                 61               51
Fidelity Contrafund              28                 22               18
Fidelity International
  Growth & Income Fund            1                 -                -
Fidelity U.S. Equity
  Index Portfolio                 2                 -                -
                             ------             ------           ------
Total                        $  608             $  471           $  297
                             ======             ======           ======

The interest income from loans shown above is included in "interest" on the Statement of Changes in Net Assets.

NOTE 5:  NET REALIZED AND UNREALIZED GAINS (LOSSES) FROM INVESTMENTS

Components of net realized and unrealized gains (losses) from investments and proceeds from sales of investments for the fiscal years ended on December 30 are:
                                             (in thousands)

                                        Unrealized      Net Realized
                           Realized       gains        and Unrealized     Proceeds
                            gains        (losses)      gains (losses)       from
                            from           from             from          sales of
                         investments    investments      investments     investments
                         -----------    -----------    --------------    -----------
        1996

Boston Safe Kodak
  common stock            $ 14,781       $ 99,296         $114,077       $  119,466
Fidelity Kodak common
  stock                      2,706          2,061            4,767           45,435
Fidelity Eastman stock       1,607         (5,585)          (3,978)          97,535
Other securities           101,561         46,590          148,151          773,195
                          --------       --------         --------       ----------
                          $120,655       $142,362         $263,017       $1,035,631
                          ========       ========         ========       ==========
       1995

Boston Safe Kodak
  common stock             $17,500       $127,190         $144,690       $  105,480
Fidelity Kodak common
  stock                      4,880          2,352            7,232           26,772
Fidelity Eastman stock       4,553          2,102            6,655           89,992
Other securities            38,851         94,389          133,240          169,336
                           -------       --------         --------       ----------
                           $65,784       $226,033         $291,817       $  391,580
                           =======       ========         ========       ==========
        1994

Boston Safe Kodak
  common stock             $19,846       $  2,845         $ 22,691       $   25,142
Fidelity Kodak common
  stock                      1,172          3,359            4,531           16,828
Fidelity Eastman stock         829          2,043            2,872           26,521
Other securities            20,730        (16,499)           4,231          724,197
                           -------       --------         --------       ----------
                           $42,577       $ (8,252)        $ 34,325       $  792,688
                           =======       ========         ========       ==========

Consistent with Department of Labor regulations, the components of net realized and unrealized gains and losses from investments are calculated for purposes of Form 5500 based on an investment's current value at the beginning of the year, or acquisition cost if acquired during the year (revalued cost). For purposes of determining realized gains and losses, the revalued costs of investments sold are determined based upon a weighted average basis.

                                                      BOSTON SAFE FUNDS
NOTE 6:  UNIT VALUES AND PARTICIPANT UNITS
         (in thousands, except per unit value data)

Following are the funds' month-end unit values and participants' units as calculated by the Trustees.
                Kodak              Smaller               Fixed              Balanced           Large Stock       International
              Stock Fund          Stock Fund          Income Fund         Mutual Fund          Index Fund         Stock Fund
           ----------------    ----------------    -----------------    ----------------    ----------------   ----------------
             Unit                Unit                Unit                 Unit                Unit               Unit
            Value    Units      Value    Units      Value     Units      Value    Units      Value    Units     Value    Units
            -----    -----      -----    -----      -----     -----      -----    -----      -----    -----     -----    -----
  1996
  ----
Jan. 31    $22.9819  23,788    $21.6775  21,798    $14.1412  209,624    $12.0728  7,398     $14.1296  6,009    $10.6631  6,725
Feb. 29     22.5174  24,895     22.3661  21,506     14.2316  206,470     12.2159  7,861      14.2179  6,584     10.6866  7,189
Mar. 31     22.3114  25,357     22.8201  21,889     14.3316  206,832     12.4157  8,153      14.3528  7,024     10.9109  7,225
Apr. 30     24.0296  24,648     23.7503  22,480     14.4277  205,321     12.4219  8,496      14.5622  7,485     11.3051  7,760
May  31     23.4673  25,374     24.5698  22,813     14.5275  202,979     12.5041  8,396      14.9442  7,838     11.2291  8,115
June 30     24.5111  25,272     24.0986  23,117     14.6254  202,154     12.5605  8,314      14.9978  8,127     11.2994  8,151
July 31     23.5275  25,328     22.8726  22,903     14.7257  201,976     12.3166  8,191      14.3447  8,320     10.8736  8,122
Aug. 31     22.9829  25,914     23.7268  22,563     14.8267  201,187     12.4338  8,093      14.6335  8,369     10.9660  7,986
Sep. 30     24.8705  23,305     24.7264  22,622     14.9246  201,099     12.9281  8,113      15.4521  8,621     11.1930  7,854
Oct. 31     25.1575  22,381     24.8296  22,514     15.0257  206,593     13.2397  8,174      15.8683  8,986     11.1270  7,617
Nov. 30     25.7505  22,115     25.8954  22,506     15.1244  205,380     13.9025  8,306      17.0624  9,406     11.5337  7,437
Dec. 30     26.1515  21,913     26.0138  22,557     15.2233  204,544     13.8667  8,471      17.0009  9,868     11.4238  7,418

  1995
  ----
Jan. 31    $15.0685  26,008    $17.2073  22,038    $13.0164  213,600    $ 9.7775  6,112     $10.2868  2,748    $ 9.1940  4,721
Feb. 28     15.7864  25,165     17.7324  21,743     13.1009  214,881     10.0723  6,086      10.6743  2,806      9.0807  4,573
Mar. 31     16.4715  24,234     18.1159  21,782     13.1944  217,663     10.3041  6,141      10.9885  3,056      9.4996  4,698
Apr. 30     17.7611  23,160     18.4164  21,711     13.2854  218,367     10.5114  6,338      11.3028  3,274      9.7944  4,902
May  31     18.7554  23,702     18.8146  21,517     13.3800  217,214     10.7334  6,483      11.7387  3,462      9.8095  4,991
June 30     18.8246  24,672     19.3313  21,528     13.4718  215,772     10.8543  6,498      12.0151  3,641      9.7335  4,837
July 31     17.8873  25,487     20.0670  21,636     13.5671  213,797     11.2170  6,593      12.3953  4,013     10.3433  4,801
Aug. 31     18.0442  25,566     20.4823  21,628     13.6630  213,204     11.2698  6,673      12.4269  4,145     10.1110  4,973
Sep. 30     18.5041  24,993     20.9314  21,691     13.7564  213,433     11.4284  6,727      12.9388  4,248     10.2605  5,001
Oct. 31     19.5477  24,123     20.2634  21,782     13.8526  213,496     11.2441  6,862      12.8935  4,760      9.9805  5,071
Nov. 30     21.4281  23,091     20.9552  21,831     13.9463  213,978     11.6399  7,013      13.4240  5,203     10.1649  5,171
Dec. 30     21.0227  23,837     21.3790  21,857     14.0400  211,742     11.9054  6,985      13.6526  5,437     10.4931  5,592

                                                        FIDELITY FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                Kodak             Eastman        Fidelity Managed                          Fidelity          Fidelity
              Stock Fund         Stock Fund      Income Portfolio    Fidelity Fund       Puritan Fund      Magellan Fund
           ----------------   ----------------   ----------------   ----------------   ----------------   ----------------
             Unit               Unit               Unit               Unit               Unit               Unit
            Value    Units     Value    Units     Value     Units    Value    Units     Value    Units     Value    Units
            -----    -----     -----    -----     -----     -----    -----    -----     -----    -----     -----    -----
  1996
  ----
Jan. 31    $16.74    1,285    $14.82    2,035     $1.00    317,798  $23.16     484     $17.25    1,072    $87.22     490
Feb. 29     16.32    1,434     16.16    1,840      1.00    318,378   23.45     547      17.47    1,081     86.65     487
Mar. 31     16.20    1,431     15.51    2,377      1.00    313,447   23.79     556      17.64    1,079     87.51     477
Apr. 30     17.43    1,294     15.14    2,911      1.00    308,169   24.17     538      17.65    1,059     88.08     464
May  31     16.92    1,366     15.09    2,802      1.00    308,831   24.64     532      17.76    1,049     74.87     545
June 30     17.68    1,183     13.76    3,391      1.00    303,950   24.65     564      17.68    1,048     74.80     521
July 31     16.99    1,276     11.85    4,092      1.00    296,973   23.58     535      17.34    1,018     71.32     505
Aug. 31     16.53    1,335     12.66    4,165      1.00    296,568   22.68     579      17.50    1,009     73.12     497
Sep. 30     17.87    1,189     13.21    3,731      1.00    306,085   23.76     607      16.48    1,113     76.05     490
Oct. 31     18.16    1,165     13.07    3,918      1.00    305,920   24.15     595      16.88    1,107     77.85     482
Nov. 30     18.41    1,177     12.92    3,681      1.00    310,310   25.60     623      17.73    1,093     82.89     469
Dec. 30     18.72    1,191     12.64    3,741      1.00    311,767   25.06     611      17.46    1,101     81.43     464



  1995
  ----
Jan. 31    $11.21    1,720    $11.14    2,491     $1.00    281,150  $18.45     450     $14.74    1,102    $66.12     502
Feb. 28     11.75    1,683     12.23    1,928      1.00    292,008   19.08     438      15.19    1,081     69.83     481
Mar. 31     12.23    1,616     12.50    1,654      1.00    299,504   19.67     435      15.42    1,077     72.44     469
Apr. 30     13.20    1,461     12.74    2,037      1.00    299,870   20.15     428      15.73    1,056     75.81     459
May  31     13.94    1,445     13.43    1,609      1.00    307,370   20.49     430      16.07    1,037     77.59     459
June 30     13.99    1,486     13.36    1,750      1.00    307,884   21.04     428      16.15    1,044     83.50     448
July 31     13.25    1,724     14.25    1,616      1.00    307,937   22.00     429      16.69    1,028     89.91     454
Aug. 31     13.33    1,762     14.39    1,723      1.00    307,750   21.77     437      16.77    1,022     90.69     453
Sep. 30     13.70    1,644     14.33    2,366      1.00    302,453   22.31     438      16.78    1,030     92.37     446
Oct. 31     14.34    1,435     13.27    2,974      1.00    298,380   22.05     444      16.51    1,031     89.99     447
Nov. 30     15.63    1,355     14.60    2,173      1.00    312,378   22.98     450      17.10    1,012     91.99     450
Dec. 30     15.39    1,363     13.97    2,911      1.00    302,030   22.61     479      17.01    1,052     85.98     488

                                                        FIDELITY FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
               Fidelity          Fidelity International      Fidelity U.S. Equity
              Contrafund          Growth & Income Fund         Index Portfolio
           ----------------      ----------------------      --------------------
             Unit                  Unit                        Unit
            Value    Units        Value          Units        Value        Units
            -----    -----        -----          -----        -----        -----
  1996
  ----
Jan. 31    $38.88     486
Feb. 29     37.11     523
Mar. 31     38.14     518
Apr. 30     39.32     540
May  31     39.65     556         18.74             1         24.55           5
June 30     39.34     563         18.87            54         24.53          47
July 31     37.51     547         18.43            66         23.44          72
Aug. 31     38.94     548         18.66            74         23.93          80
Sep. 30     40.54     562         19.11            74         25.15          81
Oct. 31     41.84     564         19.09            75         25.84         100
Nov. 30     44.27     568         20.04            84         27.79         120
Dec. 30     42.44     600         19.44            86         27.43         127



  1995
  ----
Jan. 31    $29.79     454
Feb. 28     30.99     444
Mar. 31     32.12     432
Apr. 30     33.57     429
May  31     34.38     420
June 30     36.56     416
July 31     39.36     424
Aug. 31     39.88     427
Sep. 30     40.61     426
Oct. 31     39.87     433
Nov. 30     40.92     437
Dec. 30     38.02     486

NOTE 7:  SIGNIFICANT INVESTMENTS

The following table represents investments having a value equal to or greater than 5% of net assets at December 30, 1996:
                                                       (in thousands)

                                               Principal             Fair or
                           Maturity  Interest  Amount or             Contract
      Investment             Date      Rate     Shares      Cost       Value
      ----------           --------  --------  ---------    ----    ----------
  Eastman Kodak Company
    common stock             N/A        N/A       7,246   $342,033  $  596,907
  John Hancock Life Ins.
    GAC #4481              3/1/1999    8.84%   $259,903    259,903     259,903
  John Hancock Life Ins.
    GAC #5702              10/3/2002   10.1%   $262,814    262,814     262,814
                                                          --------  ----------
    TOTAL                                                 $864,750  $1,119,624
                                                          ========  ==========

NOTE 8:  FEDERAL INCOME TAX STATUS

In February 1988, the Plan received a favorable tax determination letter from the Internal Revenue Service in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving such letter. The Plan Administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

The Plan Administrators of the Plan and EIP have requested tax determination letters from the Internal Revenue Service pursuant to the requirements of the Tax Reform Act of 1986, which the Plan Administrators expect to receive. Upon receiving such determination letters, the account balances of ECC participants will be transferred to EIP.

NOTE 9:  RELATED PARTY TRANSACTIONS

Certain Plan investments are shares of mutual funds managed by Fidelity Investments. Fidelity Management Trust Company is the trustee for ECC participants; therefore, these transactions constitute related party transactions. Fees paid by the Plan to Fidelity Investments for management services amounted to $63,000 and $43,000 for the fiscal years ended December 30, 1996 and 1995, respectively.

NOTE 10:  COMMITMENTS

A portion of administrative expenses consist of fees for recordkeeping, trust, and investment management services provided to the Plan by various parties. The contracts under which these services are provided are long-term in nature, but can be cancelled by either party with advance notice. Such contracts contain both fixed- and activity-based variable fee structures.

NOTE 11:  SUBSEQUENT EVENTS

On December 31, 1996, Danka Business Systems PLC (Danka) and Kodak entered into an agreement for Danka to acquire the sales, marketing, and equipment service operations of Kodak's Office Imaging business, as well as Kodak's facilities management business known as Kodak Imaging Services. Upon receiving a determination letter from the IRS with respect to the SIP Plan and successor plan sponsored by Danka, the account balances of the Office Imaging and Kodak Imaging Services employees will be transferred from SIP to such successor plan.

Effective January 27, 1997 SIP accounts will be valued on a daily basis rather than monthly; participants can request transfers (either a dollar amount or a percentage of a fund balance) or reallocations (percentages) of investments any day; and, the number of fund options available at Boston Safe will be expanded from 6 to 36.




                                  * * * * *

                                                                 Schedule I

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                           SCHEDULE OF INVESTMENTS
                              December 30, 1996
                                (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
BOSTON SAFE FUNDS
  KODAK STOCK FUND

Eastman Kodak Company Common
  Stock                               6,976          $323,748        $574,683
                 ========        ========
Common/Collective Trust
  TBC Inc. Daily Liquidity Fund      $1,584          $  1,584        $  1,584
                                                     ========        ========

  SMALLER STOCK FUND

Mutual Funds
  Babson Enterprises Fd Inc.            699          $ 10,834        $ 11,287
  CMC Small Cap                         256            14,421          13,572
  Mutual Qualified Income Fund          653            17,895          21,195
                                                     --------        --------
  Total                                              $ 43,150        $ 46,054
                                                     ========        ========

Common Stocks
  ABM Inds. Inc.                         19          $    325        $    338
  ABR Information Svcs. Inc. Com.         4               168             165
  ACC Corp.                              18               532             456
  ACX Technologies Inc. Com.             33               597             658
  ADE Corp. Mass.                        25               374             425
  AM Intl. Inc. New                      14                83              63
  Aames Financial Corp.                  11               455             395
  Acceptance Ins. Cos. Inc.              12               237             229
  Actel Corp. Com.                       35               708             847
  Advanced Marketing Svcs. Inc.           3                31              31
  Advanced Technology Labs Inc.          14               400             438
  Advanced Health Corp.                  30               445             397
  Advent Software Inc.                    2                64              60
  Aeroflex Inc.                           4                18              19
  Agouron Pharmaceuticals Inc.            7               408             507
  Alabama Natl. Bancorporation Del.       7               128             126
  Alberto Culver Co. CL B Conv.          18               852             883
  Alco Std. Corp.                        45             1,767           2,275
  Alexander & Baldwin Inc.               64             1,669           1,616
  Aliant Communications Inc.              7               121             124
  Alliance Gaming Corp.                  97               344             384

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Allied Cap. Coml. Corp.                 4                96              98
  Alltrista Corp. Com.                   20               484             500
  Alpha Inds. Inc.                       47               360             356
  Altron Inc. Com.                       33               520             689
  Alumax Inc. Com.                        4               118             142
  Ambac Inc. Com.                        14               888             894
  Amcast Indl. Corp.                     12               242             294
  Amerco Inc. Com.                       13               580             465
  Amdahl Corp. Com.                      10               126             130
  American Homepatient Inc.              20               480             525
  American Natl. Ins. Co.                 9               634             634
  American Oilfield Divers Inc.          10               119             120
  American Std. Cos. Inc. Del.           64             2,361           2,385
  American Stores Co. New                43               911           1,749
  American Woodmark Corp.                10               108             140
  Americredit Corp. Com.                 46               904             904
  Amerisource Health Corp. CL A          19               760             864
  Ameron International Corp.              5               248             276
  Ames Dept. Stores Inc. Com. New        25               119             110
  Amresco Inc. Com.                      32               696             857
  Ampco Pittsburgh Corp.                 11               152             134
  Amre Corp. Com.                       120               582             225
  Analog Devices Inc.                    30               892           1,014
  Analogic Corp. Com.                    23               487             734
  Analysis & Technology Inc.              5                70              69
  Angelica Corp. Com.                    32               626             610
  Applied Signal Technology Inc.
    Com.                                  5                21              20
  Aquila Gas Pipeline Corp. Com.          9               125             139
  Arkansas Best Corp. Del.               67               430             293
  Armstrong World Inds. Inc. Com.        26             1,894           1,813
  Arrow Intl. Inc.                       14               373             384
  Aspen Technology Inc. Com.              9               678             650
  Atrion Corp.                            6                96              91
  Autodesk Inc. Com.                     19               658             539
  Avalon PPTYS Inc. Com.                  3                76              87
  Avnet Inc. Com.                        39             2,144           2,270
  Aydin Corp.                            21               262             199
  BISYS Group Inc.                       43             1,613           1,636

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  BJ Svcs. Co. Com.                      15               731             792
  BNH Bancshares Inc. New Com.           12               120             140
  Badger Meter Inc.                       2                58              58
  Baker Michael Corp.                    15                91              95
  Baker J. Inc. Com.                     63               465             336
  Baldwin Technology Inc. CL A           83               353             198
  Ball Corp. Com.                        45             1,114           1,170
  Bancfirst Corp.                         1                26              26
  Bancorpsouth Inc.                       7               191             187
  Banctec Inc. Com.                      50               969           1,052
  Bank UTD Corp.                         38               944             998
  Barefoot Inc.                         140             1,449           2,205
  Barnes & Noble Inc. Com.               79             2,169           2,076
  Barnes Group Inc. Com.                  4               251             251
  Bausch & Lomb Inc. Com.                10               335             356
  Beazer Homes USA Inc.                   8               122             149
  Beckman Instrs. Inc. New                5               144             166
  Belden Inc. Com.                        8               258             270
  Bell Inds. Inc.                         9               158             185
  Bemis Inc. Com.                        22               618             807
  Bergen Brunswig Corp. CL A              8               203             231
  Berlitz Intl. Inc. New                  6               109             116
  Beverly Enterprises Inc. Com.          85             1,049           1,080
  Billing Info. Concepts Corp.           27               812             785
  Bindley Westn. Inds. Inc. Com.         34               513             649
  Bio Rad Labs Inc. CL A                 11               334             333
  Birmingham Stl. Corp. Com.              2                41              43
  Black Box Corp. Del. Com.              29             1,164           1,187
  Block Drug Inc. CL A                   10               430             450
  Bob Evans Farms Inc.                    5                62              67
  Bon Ton Stores Inc. Com.               18               103             108
  Boole Babbage Inc.                     19               361             449
  Borg Warner Automotive Inc. Com.       12               471             468
  Boston Acoustics Inc.                   3                49              45
  Boston Technology Inc. New Com.        21               400             565
  Bowne & Co. Inc. Com.                  18               417             448
  Bre-X Minerals LTD                      6               104              96
  Brinker Intl. Inc. Com.                25               464             409
  Bro-X Minerals LTD                      1                 2               1

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Brunswick Corp. Com.                   84             2,111           2,030
  Buffton Corp. Com.                      1                 0               0
  Burlington Coat Factory Whse.
    Corp. Com.                           73               881             944
  Burlington Inds. Inc. New Com.         47               514             517
  Bush Boake Allen Inc.                  20               447             525
  Bush Inds. Inc. Com.                   36               624             681
  Butler Mfg. Co. Del.                    6               236             235
  CB Bancshares Inc.                      4               127             125
  CBT Group PLC ADR                      13               708             712
  CDI Corp. Com.                         11               319             317
  CKE Restaurants Inc. Com.              18               518             619
  CMAC Invt. Corp. Com.                  21               793             767
  CMC Inds. Inc.                          9                98              85
  CMI Corp. Okla. CL A                   75               366             339
  CML Group Inc.                         88               596             296
  CTS Corp.                               1                52              55
  CUC Intl. Inc. Com.                    34               706             820
  CUNO Inc. Com.                         23               315             338
  CVS Corp.                              17               636             710
  Caci Intl. Inc. CL A                   11               221             226
  California Microwave Inc. Com.         51               757             751
  California Wtr. Svc. Co.                8               292             340
  Calmat Co. Com.                        20               361             370
  Camco Intl. Inc. Com.                  53             1,845           2,404
  Cameron Ashley Bldg. Prods. Inc.        2                30              27
  Canandaigua Wine Inc. CL A             18               495             515
  Cape Cod BK & TR Co. Hyannis MA         5               108             102
  Capital One Finl. Corp.                24               828             852
  Capitol Bancorp LTD                     7               106             105
  Capstone Pharmacy Svcs. Inc. Com.      43               458             479
  Capstar Hotel Co.                      51               977             982
  Carematrix Corp.                       14               195             192
  Caretenders Healthcorp Com.             7                44              44
  Caribiner Intl. Inc.                   33             1,450           1,612
  Carlisle Cos. Inc. Com.                12               670             737
  Carmike Cinemas Inc. CL A              11               282             272
  Carson Inc. CL A                       12               181             165
  Carson Pirie Scott & Co. Ill Com.       8               225             205

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Catellus Dev. Corp. Com.               66               529             742
  Catherines Stores Corp. Com.           61               400             350
  Cavco Inds. Inc.                        5               107             137
  Centocor Inc. Com.                     17               486             608
  Central European Media
    Enterprises LTD Com.                 30               839             907
  Central Newspapers Inc. CL A            4               149             174
  Central Tractor Farm & Ctry. Inc.      12               166             167
  Century Alum Co.                       21               330             352
  Century Tel. Enterprises Inc.         100             3,094           3,116
  Champion Enterprises Inc. Com.         68             1,363           1,362
  Channell Coml. Corp.                   11               118             121
  Charles J. W. Finl. Svcs. Inc.          3                27              33
  Chart House Enterprises Inc. Com.      44               254             222
  Chattem Inc. Com.                      10                90              88
  Checkpoint Svcs. Inc. Com.             62             1,477           1,473
  Chemed Corp.                            5               204             195
  Cherry Corp. CL A                      40               416             670
  Chock Full O Nuts Corp.                91               526             443
  Chris Craft Inds. Inc. Com.            14               561             547
  Cleveland Cliffs Inc.                   9               418             418
  Coachmen Inds. Inc.                    16               400             458
  Cognitronics Corp.                      8                33              28
  Cole Nate Corp. New CL A               13               299             323
  Comdisco Inc. Del. Com.                18               524             579
  Commerce Bancshares Inc.               18               820             868
  Commercial Assets Inc.                 17               105             109
  Commercial BK NY                        2                27              26
  Commercial Fed. Corp.                  21             1,006             980
  Commercial Intertech Corp. Com.        51               544             701
  Commercial Metals Co.                   4               131             132
  Commonwealth Energy Sys. SH
    Ben. Int.                            16               402             389
  Community BK Sys. Inc. Com.             3               128             123
  Community First Bankshares Inc.
    Com.                                 10               267             277
  Compass Bancshares Inc.                 6               197             214
  Compression Labs Inc.                  50               348             184
  Computer Data Sys. Inc.                 2                51              52

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Computer Task Group Inc. Com.           8               324             330
  Computervision Corp. New               49               404             447
  Comstock Res. Inc. New                 20               252             258
  Comverse Technology Inc. Com.          23               758             850
  Concurrent Computer Corp. New New     148               246             264
  Cone MLS Corp. N C                    138             1,130           1,088
  Congoleum Corp. CL A                   56               627             781
  Conseco Inc. Com.                      18               930           1,163
  Contifinancial Corp.                   16               640             581
  Convest Energy Corp. Tex.              17               104              94
  Corrections Corp. Amer. Com.           17               423             510
  Cort Business Svcs. Corp.              14               307             285
  Credit Accep. Corp. Mich.              44             1,039           1,050
  Crown Books Corp.                      20               282             209
  Cruise Amer. Inc.                       5                27              26
  Cubic Corp. Com.                        7               149             166
  Cullen Frost Bankers Inc. Com.         14               429             460
  Culligan Water Technologies             1                23              23
  Cummins Engine Inc. Com.                3               151             158
  Curative Health Svcs. Inc. Com.        24               555             629
  DQE Inc. Com.                           7               171             194
  DST Sys. Inc. Del.                     17               554             545
  Dallas Semiconductor Corp.             19               406             423
  Daniel Inds. Inc. Com.                 54               710             745
  Danka Business Sys. PLC Sponsor
    ADR                                 103             3,514           3,692
  Darling Intl. Inc.                      6               181             165
  Data Gen. Corp. Com.                   47               514             711
  Dataram Corp. Com.                      2                17              18
  Davel Communications Group Inc.         3                47              45
  Dean Foods Co.                         33               932           1,090
  Decorator Inds. Inc. Com.               3                33              37
  Del Labs Inc. Com.                      1                27              27
  Delta Woodside Inds. Inc. New         122               817             686
  Designer Hldgs. LTD                    15               242             231
  Destec Energy Inc.                     17               259             269
  Detroit Diesel Corp.                    8               180             178
  Dewolfe Cos. Inc.                       7                39              38
  Dexter Corp. Com.                      24               629             768

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Dialogic Corp.                         11               339             352
  Digital Sys. Intl. Inc.                 9               136             141
  Dixie Yarns Inc.                       89               618             699
  Donnelly Corp.                          2                42              41
  Doubletree Corp. Com.                  12               501             570
  Downey Finl. Corp. Com.                38               574             736
  Dress Barn Inc. Com.                   35               378             530
  Duff & Phelps CR Rating Co.             6               147             150
  Dura Pharmaceuticals Inc. Com.          7               234             316
  Durakon Inds. Inc.                     86             1,088           1,094
  Dynamics Resh. Corp. Com.              10                96              91
  ELXSI Corp. New                        10                58              53
  ESCO Electrs. Corp. Com. TR Rcpt.      12               120             119
  ETEC Sys. Inc.                          8               283             304
  Eagle Food Ctrs. Inc.                   1                 3               3
  Eastern Enterprises                     3               111             121
  Eaton Vance Corp. Non Vtg.              9               265             425
  Eckerd Corp. Del. Com.                  2                38              72
  Edwards A. G. Inc. Com.                64             1,915           2,175
  El Chico Restaurants Inc.               8                64              63
  Elcor Corp. Com.                       50             1,027           1,075
  Electro Rent Corp.                      9               211             221
  Elsag Bailey Process Auto NV           42               788             735
  Encore Wire Corp.                       7               112             122
  Endosonics Corp. Com.                  25               283             369
  Energy Ventures Inc. Com.              12               608             622
  Enhance Finl. Svcs. Group Inc.         22               607             794
  Enron Corp. Com.                        8               307             343
  Envoy Corp. New Com.                   11               387             404
  Equitable Iowa Cos. New                12               507             564
  Equitrac Corp.                          1                11              12
  Escalade Inc.                           2                17              17
  Esterline Technologies Corp.           11               262             296
  Evans & Sutherland Computer            21               359             507
  Everest Reins. Hldgs. Inc. Com.        20               574             561
  Exabyte Corp. Com.                     46               623             612
  Exar Corp. Com.                        25               348             389
  F N B Corp. PA Com.                    11               255             253
  F Y I Inc.                              6               122             125

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Failure Group Inc.                     20                99             115
  Family Golf Centers Inc.                8               259             249
  Fansteel Inc. Del.                     45               307             281
  Farah Inc.                             14                90             105
  Farr Co.                                1                17              17
  Federal Express Corp. Com.             60             1,923           2,677
  Federal Mogul Corp. Com.               72             1,513           1,513
  Federal Screw WKS Com.                  2                65              70
  Ferro Corp.                            21               576             598
  Fibreboard Corp. New                   10               347             335
  Figgie Intl. Hldgs. Inc. CL A          40               489             475
  Filenet Corp.                           8               252             248
  Financial Sec. Assurn. Hldgs.
    LTD Com.                              9               271             289
  Finova Group Inc. Com.                 40             2,534           2,484
  First Amern. Finl. Corp. Calif.        11               378             446
  First Citizens Bancshares Inc.
    N C CL A                              9               655             642
  First Empire St. Corp.                  3               797             835
  First Miss Corp. Com.                   5               147             149
  First Rep. Bancorp Inc.                 9               154             145
  1st Source Corp.                        3                70              69
  First USA Paymentech Inc.              13               426             427
  First USA Inc. Com.                    63             1,793           2,255
  Fiserv Inc. Com.                      111             3,526           4,027
  Fleetwood Enterprises Inc. Com.        28               995             788
  Flightsafety Intl. Inc.                 5               247             249
  Florida Rock Inds. Inc.                14               427             462
  Fluke Corp.                             3               126             128
  Fluor Daniel/GTI Inc.                  33               349             257
  Footstar Inc. Com.                      1                13              16
  Forcenergy Inc.                        15               405             542
  Forest Labs Inc. CL A Com.             35             1,352           1,130
  Foster L. B. Co. CL A                  50               191             185
  Franklin Select Rlty. TR Com.
    SER A                                10                50              55
  Frequency Electrs. Inc.                 9                92             110
  Frontier Corp. Com.                    10               263             220
  Frontier Ins. Group Inc. New            3                73             115

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Fuller H. B. Co. Com.                  20               775             928
  Furon Co.                              40               781             853
  G & K Svcs. Inc.                       10               336             365
  GSE Systems Inc.                        6                47              56
  Galoob Toys Inc. Com.                  33               955             492
  Garden Fresh Restaurant Corp.
    CA Com.                               5                48              49
  Gaylord Container Corp. CL A           55               403             344
  General Binding Corp. Com.             16               420             470
  General Datacomm Inds. Inc. Com.       50               537             544
  General Growth PPTYS Inc.              26               717             835
  Genesco Inc. Com.                      83               572             768
  Genesis Health Ventures Inc. Com.      10               272             307
  Genlyte Group Inc. Com.                 1                 8              12
  Genovese Drug Stores Inc. CL A         14               197             211
  Gerber Scientific Inc.                 31               423             450
  Getchell Gold Corp.                     2               102              86
  Giant Food Inc. CL A                    6               191             221
  Gibson Greetings Inc.                  33               468             670
  Giga Tronics Inc.                       6                47              46
  Glatfelter P. H. Co.                   20               372             360
  Glendale Fed. BK Fed. Svgs. BK
    Calif. New Com.                      30               624             690
  Global Directmail Corp.                 9               401             383
  Global Marine Inc. New                 14               274             286
  Globalstar Telecommunications LTD       8               576             492
  Golden Books Family Entmt. Inc.
    Com.                                 61               669             681
  Good Guys Inc.                         55               449             386
  Good Mark Foods Inc.                   50               856             887
  Goodrich B. F. Co.                      3                90             106
  Gradco Sys. Inc.                        2                 7               7
  Graham Corp.                            4                36              33
  Granite St. Bankshares Inc.             4                89              89
  Graphic Inds. Inc. Com.                 4                37              38
  Great Lakes Chem. Corp. Com.            1                34              23
  Green A. P. Inds. Inc. Com.            11               114             112
  Greenbrier Cos. Inc. Com.              10                95             102
  Greenfield Inds. Inc. Del.             37             1,028           1,110

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Greenpoint Finl. Corp. Com.             4               113             203
  Grey Advertising Inc.                   1               264             279
  Griffon Corp. Com.                    104               982           1,252
  Gtech Hldgs. Corp. Com.                59             1,768           1,876
  Guarantee Life Cos. Inc. Com.          12               232             220
  Gucci Grp. NV SHS NY Registry           4               294             257
  Gundle/SLT Environmental Inc.          88               581             558
  HFS Inc.                               42             1,597           2,393
  HSN Inc. Com.                          37               842             897
  HUBCO Inc.                              2                38              38
  Hadco Corp.                            10               337             470
  Halliburton Co. Com.                    7               303             405
  Hampshire Group LTD                     7                89              91
  Hampton Inds. Inc.                     10                51              56
  Handleman Co. Del.                      3                27              26
  Handy & Harman Com.                    15               248             260
  Harborside Healthcare Corp. Com.       17               156             198
  Harcourt Gen. Inc.                     37             1,611           1,753
  Harland John H. Co. Com.               27               841             871
  Harley Davidson Inc. Com.              34             1,170           1,530
  Harper Group Inc. Com.                 25               449             584
  Harris Corp. Del. Com.                  4               230             282
  Harsco Corp.                            4               235             288
  Harte Hanks Communications Inc.
    New Com.                             20               525             564
  Hartmarx Corp.                        110               537             605
  Harvey Entertainment                    1                 2               2
  Haverty Furniture Cos. Inc.             5                63              59
  Health Care & Retirement Corp.
    Del.                                 27               727             740
  Health Images Inc. Com.                 3                37              46
  Healthsource Inc. Com.                395             4,381           5,184
  Heartland Express Inc. Com.            10               214             227
  Heilig Meyers Co.                     103             1,621           1,601
  Heist C. H. Corp.                       3                23              22
  Helmerich & Payne Inc. Com.            21             1,162           1,137
  Hexcel Corp. New                       32               251             513
  Hibernia Corp.                         30               372             405
  Highland Ins. Group Inc. Com.           7               143             145

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Highwoods PPTYS Inc. Com.              27               828             884
  Holly Corp.                             7               188             192
  Hollywood Park Inc.                    46               441             703
  Home Health Corp. Amer. Inc. Com.      25               266             291
  Home St. Hldgs. Inc. Com.             142             1,814           1,064
  Hooper Holmes Inc. Com.                29               245             520
  Host Marriot Svcs. Corp.               51               354             468
  Host Marriott Corp. Com.               12               132             189
  Houghton Mifflin Co. Com.              13               670             747
  Houston Expl. Co.                      44               764             764
  Howell Corp.                            3                42              45
  Hub Group Inc. CL A                    20               480             507
  Huffy Corp. Com.                       50               690             714
  Hunt J. B. Trans. Svcs. Inc.            1                21              17
  IBP Inc. Com.                           6               160             145
  ICG Communications Inc. Com.          111             2,323           1,911
  IDEC Pharmaceuticals Corp. Com.        24               560             567
  IPC Information Sys. Inc.               7               109             102
  IQ Software Corp.                       5               120             116
  I STAT Corp. Com.                      22               546             535
  Illinova Corp. Com.                    65             1,786           1,809
  Imo Inds. Inc.                         84               528             251
  Imperial Credit Inds.                  56             1,050           1,129
  Inacom Corp.                           11               375             445
  Indus. Group Inc.                      36               740             891
  Infinity Broadcasting Corp. CL A        5               146             178
  Information Res. Inc.                  21               260             298
  Insituform East Inc.                   10                30              27
  Insituform Technologies Inc. CL A      58               480             421
  Instron Corp.                           1                12              12
  Insurance Auto Auctions Inc.           11               111             102
  Inter Regl. Finl. Group Inc.           12               279             412
  Intergraph Corp.                       45               455             478
  Interleaf Inc.                         51               157              96
  International Specialty Prods.
    Inc.                                 22               263             267
  Intertan Inc.                          85               543             391
  Intuit Com.                            55             2,242           1,734
  JLG Inds. Inc. Com.                    83             1,404           1,286

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  James Riv. Corp VA Com.                 1                 9              10
  Jefferies Group Inc.                   11               385             433
  John Alden Finl. Corp. Com.            29               569             542
  John Nuveen Co. CL A                    8               177             197
  Juno LTG Inc.                          40               630             620
  Justin Inds. Inc.                      40               431             460
  K Swiss Inc. CL A                      19               287             186
  K Tron Intl. Inc.                       4                42              41
  K2 Inc. Com.                           23               594             613
  Kaman Corp. CL A                      118             1,345           1,533
  Kansas City Life Ins. Co.               1                64              71
  Kansas City Southn. Inds. Inc.
    Com.                                 94             3,929           4,207
  Katy Inds. Inc.                        10               127             145
  Keane Inc.                              6               148             175
  Kellwood Co.                           35               581             702
  Kelly Svcs. Inc. CL A                  35               955             942
  Kerr McGee Corp.                        1                23              29
  Keystone Heritage Group Inc.            4                92              92
  Kimball Intl. Inc. CL B                16               653             652
  King World Prodtns. Inc. Com.          22               801             807
  Kitty Hawk Inc.                        24               300             249
  Knight Ridder Inc.                    117             3,898           4,636
  LCI Intl. Inc. Com.                   241             5,925           5,009
  LTV Corp. New Com.                     36               384             419
  La Quinta Inns Inc.                    71             1,353           1,343
  Lafarge Corp.                           2                37              39
  Lakeview Finl. Corp.                    4               101             108
  Lamson & Sessions Co.                  44               318             324
  Lancaster Colony Corp. Com.            34             1,473           1,529
  Lear Corp. Com.                        10               356             336
  Lee Enterprises Inc. Com.               9               199             203
  Lennar Corp. Com.                      78             1,901           2,102
  Leslie Bldg. Prods. Inc.               21                25              65
  Lexington Corp. PPTYS Inc.              1                18              20
  Lexmark Intl. Group Inc. CL A         119             2,739           3,109
  Libbey Inc. Com.                       29               764             760
  Liberty Finl. Cos. Inc. Com.            6               190             246
  Liberty Homes CL A                      6                83              78

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Liberty Technologies Inc.              11                34              34
  Life RE Corp. Com.                     11               398             417
  Life Technologies Inc. Com. New        12               282             310
  Lindberg Corp.                          1                 1               1
  Liposome Inc. Com.                     30               542             598
  Little Switz Inc.                      37               254             169
  Litton Inds. Inc. Com.                  3               106             128
  Liuski Intl. Inc.                      11                27              19
  Loehmann's Inc. Com. New               16               470             364
  Logicon Inc. Com.                      11               424             395
  Longs Drug Stores Corp. Com.           13               599             611
  Louis Dreyfus Nat. Gas Corp. Com.       4                64              63
  Louisiana Pac. Corp. Com.              47             1,097           1,022
  Lowrance Electrs. Inc.                  7                52              70
  Lubys Cafeterias Inc. Com.             20               451             424
  Lufkin Inds. Inc. Com.                 28               547             703
  Lunar Corp.                            18               581             644
  MFS Communication Co. Inc. Com.         5               224             278
  MFRI Inc. Com.                          9                71              72
  MGM Grand Inc.                         13               482             453
  ML Bancorp Inc. Com.                   18               261             254
  MMI Cos. Inc. Com.                     10               304             307
  MTL Inc.                                6               122             115
  MTS Sys. Corp.                         11               232             229
  MYR Group Inc.                          1                11              13
  Mac Frugals Bargains Close Outs
    Inc. Com.                            21               286             543
  Macdermid Inc.                          7               244             197
  Macneal Schwendler Corp.               71               692             541
  Magnetek Inc. Com.                    127             1,502           1,656
  Mahaska Invt. Co.                       4                82              80
  Marcam Corp.                           52               633             651
  Mark VII Inc. Com.                      6               169             162
  Marlton Technologies Inc.              10                40              37
  Marquette Med. Sys. Inc.               14               228             305
  Massbank Corp. Reading Mass. Com.       2                74              76
  Maxwell Shoe Inc. CL A                  9                60              60
  Maxwell Technologies Inc.              29               203             632
  Max & Ermas Restaurants Inc.            9                62              59

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Maxicare Health Plans Inc. New         20               415             455
  McClain Inds. Inc.                      1                 5               5
  McClatchy Newspapers Inc. CL A         35               934           1,215
  McLeod Inc.                            27               777             694
  Measurex Corp. Com.                    19               443             456
  Media Gen. Inc. CL A                   18               557             550
  Medimmune Inc.                         26               392             443
  Medquist Inc. Com.                      1                16              17
  Medpartners Inc. New Com.             100             2,122           2,030
  Mentor Corp. Minn. Com.                29               814             839
  Mercantile Bankshares Corp.             8               255             248
  Mercantile Stores Inc. Com.             9               468             455
  Meredith Corp. Com.                     8               251             406
  Methode Electrs. Inc. CL A             38               746             722
  Meyer Fred Inc. Del. Com.              24               793             868
  Micros Sys. Inc. Com.                  22               654             682
  Microage Inc. Com.                     15               356             306
  Microchip Technology Inc. Com.          7               344             347
  Midcom Communications                  40               459             356
  Midconn BK Kensington Conn.             2                48              47
  Midwest Express Hldgs. Inc.             7               213             234
  Midway Games Inc.                      11               231             211
  Mine Safety Appliances Co.              1                14              15
  Minerals Technologies Inc. Com.        75             2,503           3,066
  Mitchell Energy & Dev. Corp. CL B      37               754             839
  Molex Inc. CL A                         1                 2               2
  Money Store Inc. Com.                  12               347             327
  Montana Pwr. Co. Com.                   5               108             105
  Moog Inc. CL A                          8               178             177
  Moore Med. Corp.                       18               209             180
  Morgan Keegan Inc.                     18               302             304
  Morrison Health Care Inc. Com.         46               583             670
  Morrison Fresh Cooking Inc. Com.       52               344             242
  Mortons Restaurant Group Inc.           8               114             126
  Mosinee Paper Corp.                    10               320             375
  Movado Group Inc. Com.                  7               178             185
  Mueller Paul Co.                        1                12              11
  Mueller Inds. Inc. Com.                16               627             599
  Multicare Cos. Inc.                    19               352             378

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  NBT Bancorp Inc.                       10               180             171
  NCI Bldg. Sys. Inc. Com.               20               595             696
  Nabisco Hldgs. Corp. CL A              32               977           1,244
  Nashua Corp.                           24               447             296
  National Bancorp Alaska Inc.            4               315             310
  National Beverage Corp. Com.           23               178             202
  National City Bancorporation            8               171             168
  National Computer Sys. Inc. Com.       46               989           1,155
  National Data Corp. Com.               55             2,188           2,386
  National Home Health Care Corp.         4                23              21
  National Picture & Frame Co.           75               729             696
  National Semiconductor Corp. Com.       9               225             219
  National Svc. Inds. Inc.               26               878             980
  National Westn. Life Ins. Co.           1                85              89
  Neiman Marcus Group Inc. Com.          13               400             335
  Nelson Thomas Inc.                     41               475             600
  Network Appliance Inc. Com.             5               185             246
  Network Equip. Technologies            20               301             315
  Network Gen. Corp. Com.                51             1,269           1,479
  New Brunswick Scientific Inc.           7                51              46
  New England Elec. Sys. Com.            25               865             885
  New Milford BK & TR Co. Com.            5                66              65
  Newell Co. Com.                        26               671             845
  Newmill Bancorp Inc.                    8                70              70
  Nice Systems LTD Sponsored ADR         16               293             283
  Noble Drilling Corp. Com.              75             1,380           1,518
  Nordson Corp.                           6               350             391
  Norstan Inc.                           11               183             190
  Nortek Inc.                            11               171             223
  North Amern. Vaccine Inc. Com.         15               353             355
  North Face Inc.                        19               443             372
  Northwest Pipe Co. Com.                28               431             448
  Novacare Inc.                         118               998           1,298
  Nuevo Energy Co.                       45             1,949           2,351
  O Charleys Inc.                         6                65              74
  OEA Inc.                               35             1,407           1,602
  OHM Corp.                              64               566             531
  Oakwood Homes Corp. N C Com.           21               460             478
  Ocwen Finl. Corp.                      13               338             348

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Office Depot Inc. Com.                  5               109              86
  Oilgear Co. Com.                        3                44              42
  Old Rep. Intl. Corp. Com.             126             3,359           3,323
  Omnicare Inc.                          21               634             660
  Onbancorp Inc.                          7               254             245
  Optical Coating Lab Inc.                8                86              83
  Orion Cap. Corp.                       45             2,177           2,733
  Ornda Healthcorp Com.                  37             1,081           1,076
  Orthodontic Ctrs. Amer. Inc. Com.      41               598             618
  Oryx Energy Co. Com.                    9               183             226
  Oshkosh B Gosh Inc. CL A                2                25              25
  Ostex Intl. Inc. Com.                   1                 2               2
  Outboard Marine Corp. Com.             62             1,101             975
  Owens & Minor Inc. New                 42               428             433
  Owosso Corp.                           66               504             414
  PCA Intl. Inc.                         29               464             457
  PMI Group Inc.                         29             1,402           1,626
  PMT Svcs. Inc. Com.                    39               790             668
  PXRE Corp. Com.                         7               170             175
  Pacific Enterprises Com.                6               151             192
  Pacificare Health Sys. Inc. CL B       15             1,156           1,317
  Paine Webber Group Inc.                88             1,531           2,530
  Parker Drilling Co. Com.               32               190             316
  Patrick Inds. Inc.                      8               120             120
  Peoples Heritage Finl. Group
    Inc. Com.                             4                73             114
  Perini Corp.                           19               188             150
  Perkin Elmer Corp. Com.                36             1,989           2,127
  Perseptive Biosystems Inc.              1                 0               0
  Perseptive Biosystems Inc. WT
    To Purchase CL G Exp. 9/11/2003       1                 0               0
  Personnel Group Amer. Inc. Com.        54             1,207           1,226
  Petroleum Geo Svcs. A S Spon. ADR     122             3,570           4,769
  Petroleum Helicopters Inc. Non
    VTG                                   7               118             112
  Phar-Mor Inc.                          58               433             332
  Pharmhouse Corp.                        3                29              29
  Philip Environmental Inc. Com.         18               194             257
  Philips Electrs. NV N Y SHS           117             4,266           4,665

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Phymatrix Corp.                        14               218             215
  Phycor Inc. Com.                       12               373             353
  Physician Computer Network Inc.        21               170             186
  Physicians Resources Group Inc.        18               425             317
  Physio Control Intl. Corp. Com.        66             1,314           1,494
  Piccadilly Cafeterias Inc. Com.        13               119             122
  Pinkertons Inc. New                    19               337             480
  Pinnacle West Cap. Corp. Com.           3                82             106
  Pioneer Group Inc.                    173             4,472           4,066
  Pioneer Standard Electrs. Inc.         40               465             507
  Pitt Desmoines Inc. Com.                1                16              17
  Pittston Co. Burlington Group
    Com.                                 19               381             378
  Planet Hollywood Intl. Inc. CL A       11               254             224
  Plenum Publishing Corp.                 5               158             159
  Plexus Corp.                            8               142             129
  Ply Gem Inds. Inc.                     34               436             423
  Polaroid Corp. Com.                    10               425             460
  Policy Mgmt. Sys. Corp.                 2               114             108
  Pope & Talbot Inc.                     16               257             258
  Portec Inc.                            17               192             164
  Powell Inds. Inc. Com.                  7                75              74
  Precision Drilling Corp. CL A           3                88              94
  Precision Response Corp.                9               331             315
  Premark Intl. Inc. Com.                10               220             223
  Premiere Technologies Inc.              3                74              84
  Primesource Corp.                      29               291             216
  Primus Telecommunications Group
    Inc. Com.                            26               288             332
  Proffits Inc. Com.                     10               393             373
  Progressive Corp. Ohio Com.            15               768           1,048
  Providence Energy Corp.                 2                36              37
  Provident Cos. Inc. Com.               41             1,841           2,018
  Public Svc. Co. Colo. Com.              2                68              74
  Public Svc. Co. N. Mex. Com.            6               112             125
  Pulitzer Pubg. Co. Com.                 6               300             291
  QMS Inc.                               43               232             226
  Quaker Chem. Corp. Com.                42               565             674
  Quaker Oats Co. Com.                   56             1,782           2,163

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Quanex Corp.                            1                21              22
  Quantum Corp. Com.                     44             1,046           1,251
  Questar Corp.                           8               248             314
  Quick & Reilly Group Inc. Com.          3                87              99
  Quipp Inc.                              5                50              46
  Quixote Corp.                          12               117             116
  Quorum Health Group Inc. Com.          53             1,478           1,532
  RPC Inc.                                6                92              91
  Ralston Purina Co.-Ralston
    Purina Group                         23               870           1,702
  Raptor Sys. Inc. Com.                  16               362             306
  Rational Software Corp. New Com.       33             1,297           1,303
  Raymond Corp.                          35               620             599
  Raymond James Finl. Inc. Com.          15               416             459
  Rayonier Inc. Com.                    110             4,225           4,221
  Raytel Med. Corp. Com.                 30               289             304
  Read Rite Corp. Com.                    1                 7               7
  Reading & Bates Corp. New Com.         51             1,508           1,364
  Reality Income Corp.                   28               680             676
  Red Roof Inns Inc.                     13               203             197
  Regal Cinemas Inc.                     17               544             496
  Regency Rlty. Corp.                    12               304             314
  Registry Inc.                          14               641             634
  Renaissance Hotel Group                19               230             313
  Renaissance Solutions Inc. Com.        24               828           1,044
  Renal Care Group Inc.                  11               354             349
  Renal Treatment Ctrs. Inc. Com.        35               980             888
  Renters Choice Inc.                    59             1,091             869
  Republic Group Inc. Com.               12               208             183
  Republic Inds. Inc. Com.                7               101             206
  Resource Amer. Inc. New                 5                69              84
  Revco D S Inc. New                     45             1,432           1,596
  Rex Stores Corp.                       19               157             157
  Rexhall Inds. Inc.                      1                11              11
  Reynolds & Reynolds Co. CL A           54             1,198           1,394
  Richardson Electrs. LTD                35               201             284
  Riser Foods Inc. CL A                  10               272             308
  Roadway Express Inc. Del.              16               272             307
  Robert Half Intl. Inc. Com.            55             2,186           1,880

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Robinson Nugent Inc.                    1                 5               5
  Rochester Gas & Elec. Corp. Com.       19               371             372
  Rock-Tenn. Co. CL A                    21               424             416
  Rogers Corp.                           21               490             570
  Rollins Inc.                           35               661             696
  Romac Intl. Inc.                       14               337             308
  Roper Inds. Inc. New Com.              30             1,282           1,189
  Rotech Med. Corp. Com.                 25               407             534
  Royal Bank of PA CL A                  11               117             122
  Ruby Tuesday Inc.                      18               294             325
  Ruddick Corp. Com.                     20               264             278
  Rykoff S E & Co.                       61               903             973
  SCI Sys. Inc. Com.                     24             1,369           1,100
  SJW Corp.                               1                14              14
  SPS Technologies Inc.                   9               217             605
  SPX Corp.                              12               352             476
  Saks Holdings Inc.                     10               331             260
  Samsonite Corp.                        11               413             414
  Sands Regent                           11                29              32
  Sanmina Corp. Com.                     16               705             884
  Santa Cruz Operation Inc.              71               473             500
  Santa Fe Energy Res. Inc. Com.         26               238             377
  Sbarro Inc. Com.                       12               313             300
  Scandinavia Inc.                        1                 1               1
  Schawk Inc. CL A                       45               390             365
  Scherer R. P. Corp. Del.               25             1,050           1,261
  Scholastic Corp.                       13               749             868
  Schult Homes Corp.                      5               117             124
  Scotsman Inds. Inc.                     5               119             120
  Scotts Co. CL A                        40               730             790
  Sea Containers LTD CL A                29               449             445
  Seagram LTD Com.                       10               267             403
  Seacor Holdings Inc.                   16             1,031           1,031
  Seagull Energy Corp. Com.              16               368             356
  Seaway Food Town Inc.                   4               101             102
  Selas Corp. Amer.                       2                35              37
  Selective Ins. Group Inc. Com.          3                87              99
  Shelter Components Corp.               12               148             147
  Sheridan Healthcare Inc.                2                12              10

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Sherwood Group Inc.                    15               158             156
  Shiloh Inds. Inc.                       8               137             126
  Shopko Stores Inc. Com.                27               349             413
  Sholodge Inc.                          37               496             473
  Sigma Aldrich Corp.                    16               919             946
  Silicon Valley Bancshares              20               590             630
  Siliconix Inc. New                     12               263             262
  Skyline Corp.                          11               288             263
  Skywest Inc. Com.                      40               556             545
  Smithfield Foods Inc.                  22               730             845
  Snap On Inc. Com.                       5               149             169
  Snyder Oil Corp.                        1                23              24
  Sofamor Danek Group Inc. Com.          12               317             360
  Software Spectrum Inc.                 10               250             299
  Solectron Corp.                         5               294             266
  Southdown Inc.                         15               474             475
  Southwest Secs. Group Inc.             11               144             160
  Spacelabs Med. Inc. Com.               40               928             846
  Specialty Paperboard Inc. Com.          5                85              93
  Spelling Entmt. Group Inc.             68               574             491
  Sphere Drake Holdings LTD SHS          53               596             479
  Spiegel Inc. CL A Non-VTG              52               448             385
  Springs Inds. Inc. CL A                 1                59              56
  Standard Fed. Bancorpation Inc.
    Com.                                 13               454             722
  Standard Microsystems Corp.            56               647             503
  Standard Register Co. Com.             14               394             462
  Stanley Furniture Inc. New              4                57              64
  Stanhome Inc. VTG                      27               839             718
  Stant Corp. Com.                       22               250             329
  Star Banc Corp.                         3               156             250
  Starrett L. S. Co. CL A                 7               205             207
  Stepan Chem. Co. Com.                   8               148             167
  Steris Corp. Com.                      15               518             636
  Sterling Bancorp Com.                   6                92              94
  Sterling Comm. Inc. Com.               18               569             635
  Stewart Enterprises Inc. CL A          28               685             937
  Stewart Information Svcs. Corp.         8               165             162
  Storage Technology Corp Com.           50             2,394           2,389

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Stratus Computer Inc.                   6               165             163
  Strober Organization Inc.              11                63              62
  Structural Dynamics Resh. Corp.        19               378             376
  Suffolk Bancorp                         4               150             152
  Sun Healthcare Group Inc.              34               422             432
  Sundstrand Corp. Com.                  25               967           1,059
  Sunglass Hut Intl. Inc. Com.           52               380             367
  Sunrise Med. Inc. Com.                 20               284             310
  Swift Transn. Inc.                     15               326             349
  Sybron Chem. Inc.                      36               591             558
  Sybron Intl. Corp. Com.                35               830           1,089
  Symix Sys. Inc.                         8                63              64
  Synbiotics Corp.                        1                 2               2
  TIG Hldgs. Inc. Com.                   56             1,461           1,918
  TRC Cos. Inc.                          15                67              67
  Tab Prods. Co.                          1                11              12
  Tandem Computers Inc. Com.            102             1,384           1,387
  Tandycrafts Inc.                       85               624             533
  Taubman Centers Inc.                   25               313             322
  Tecumseh Prods. Co. CL B               15               809             857
  Tel. Save Hldgs. Inc. Com.             48             1,069           1,355
  Teleflex Inc. Com.                     16               802             851
  Teletech Hldgs. Inc.                   14               443             348
  Telxon Corp.                           34               446             406
  Terra Inds. Inc.                       34               506             502
  Tetra Technologies Inc. Del.           31               783             774
  Tetra Tech. Inc. New                   33               686             634
  Texas Inds. Inc. Com.                  10               545             487
  Texas Regl. Bancshares Inc.
    CL A VTG                             15               513             514
  Thermatrix Inc. Com.                   28               262             250
  Thomas Inds. Inc.                      12               231             251
  Thornburg Mtg. Asset Corp. Com.        18               323             372
  360 Communications Co. Com.           205             4,751           4,920
  Timken Co.                             21               967             973
  Titanium Metals Corp. Com.             18               424             592
  Tokheim Corp.                          35               296             289
  Topps Inc.                            117               601             517
  Toro Co.                                4               147             151

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Tower Automotive Inc.                  11               330             330
  Toy Biz Inc.                           12               213             229
  Tracor Inc. New Com.                   22               480             473
  Trans World Entmt. Corp.               14               115             106
  Transitional Hosps. Corp. Com.         48               405             453
  Transocean Offshore Inc. Com.           1                77              75
  Tranzonic Cos. Class A                  6               102             102
  Tredegar Inds. Inc.                     8               329             305
  Tridex Corp.                            7                90              93
  Trinet Corp. Rlty. TR Inc. Com.        12               394             397
  Trizec Hahn Corp. Sub VTG             115             1,589           2,501
  True North Communications Inc.
    Com.                                 26               518             560
  Twin Disc Inc. Com.                     3                63              63
  Tyco Intl. LTD Com.                    16               620             849
  UCAR Intl. Inc. Com.                   11               418             396
  UMB Finl. Corp.                        14               532             562
  UNC Inc.                               63               453             669
  URS Corp. New                           4                29              32
  USA Waste Svcs. Inc. Com.              51             1,470           1,593
  USG Corp. New Com.                     76             1,851           2,556
  UST Inc. Com.                          28               856             945
  USX Delh. Group Com.                   11               151             176
  Unifi Inc.                             35               961           1,138
  Union Acceptance Corp. CL A            19               357             328
  Union Corp.                             2                49              51
  Union Tex. Pete Hldgs. Inc. Com.       74             1,687           1,688
  Unionbancal Corp.                       3               173             170
  Uniphase Corp.                          7               359             355
  Unison Software Inc. Com.              20               560             520
  United Healthcare Corp. Com.           66             2,220           2,978
  United Wtr. Res.                        9               134             135
  Universal Foods Corp. Com.             20               723             710
  Universal Health Svcs. Inc. CL B        5               109             144
  Uslife Corp. Com.                      27               802             874
  VLSI Technology Inc. Com.              10               127             241
  VWR Scientific Products Corp.          27               301             454
  Varsity Spirit Corp.                   59               795             938
  Viacom Inc. Class A                     2                66              74

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Viatel Inc.                            25               227             225
  Vicorp Restaurants Inc.                41               607             513
  Viewlogic Sys. Inc. Com.               30               329             331
  Viking Office Prods. Inc.              15               448             386
  Village Super Mkt. Inc. CL A New        2                18              16
  Virco Mfg. Co.                          1                 4               4
  Vista Bancorp Inc.                      8               106              99
  Visx Inc. Del.                         19               509             428
  Vivra Inc. Com.                        10               331             270
  Vmark Software Inc. Com.               60               531             424
  Vons Cos. Inc. Com.                     4                79             218
  Vulcan Matls. Co. Com.                  4               227             230
  WFS Financial Inc.                      7               156             134
  WMX Technologies Inc. Com.             50             1,230           1,669
  WSFS Finl. Corp.                        3                30              31
  Waban Inc. Com.                        37               956             961
  Wainwright BK & TR Co. Boston
    Mass.                                 3                21              19
  Wallace Computer Svcs. Inc.            35             1,129           1,225
  Wang Labs Inc. New Com.                74             1,527           1,467
  Warnaco Group Inc. CL A                70             1,438           2,065
  Warren Bancorp Inc.                     3                38              39
  Washington Federal Inc.                 1                 1               2
  Watson Pharmaceuticals Inc. Com.       14               545             616
  Watts Inds. Inc. CL A                  18               393             425
  Wausau Paper Mls. Co. Com.             25               501             463
  Weatherford Enterra Inc.               42             1,304           1,271
  Wendys Intl. Inc. Com.                105             2,253           2,238
  Werner Enterprises Inc.                13               221             229
  West Inc.                              15               423             424
  Westamerica Bancorporation Com.        10               513             578
  Westbridge Cap. Corp.                  11                88             105
  Western Beef Inc. Del. Com.             2                18              18
  Western Digital Corp. Del. Com.        21             1,172           1,191
  Weston Roy F. Inc. New Ser. A          52               331             190
  Weyco Group Inc.                        1                54              52
  Williams Clayton Energy Inc.           13               204             230
  Wilmar Inds. Inc. Com.                 10               238             253
  Winnebago Inds. Inc.                   65               503             472

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                    Principal
                                    Amount or                          Fair
          Description                 Shares          Cost             Value
          -----------               ---------         ----           --------
  SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Wiser Oil Co.                          10               186             200
  Worthington Inds. Inc. Com.            59             1,147           1,123
  Wyman Gordon Co.                       29               392             635
  Wynns Intl. Inc.                       11               318             354
  Xilinx Inc. Com.                        8               345             297
  York Intl. Corp. New Com.               8               419             428
  Zeigler Coal Hldg. Co. Com.            17               324             351
  Zenith Electrs. Corp. Com.             41               452             477
  Zenith Natl. Ins. Corp.                 2                53              55
  Zero Corp.                             25               395             506
  Zurn Inds. Inc.                       105             2,200           2,756
                                                     --------        --------
  Total                                              $452,164        $483,481
                                                     ========        ========


U.S. Government Securities            1,500          $  1,480        $  1,480
                                                     ========        ========


Common/Collective Trusts
  TBC Inc. Daily Liquidity Fund     $54,866          $ 54,866        $ 54,866
                                                     ========        ========

                                                               Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1996
                                  (in thousands)
                                        Maturity         Interest      Contract
          Description                    Dates            Rates         Value
          -----------                   --------         --------      --------
  FIXED INCOME FUND

Group Annuity Contracts
  Aetna Life Insurance Co.         01/03/01-04/01/03   6.72%- 9.25%   $  732,163
  Bankers Trust                        12/31/02            7.58%         101,586
  Continental Assurance Co.        01/02/97-03/01/01   8.86%- 9.42%      156,972
  John Hancock Mutual Life
   Insurance Co.                   09/02/97-10/03/02   8.84%-10.10%      767,023
  Lehman                               06/15/99            8.53%          70,500
  New York Life Insurance Co.      01/16/97-10/01/07   5.83%- 8.39%      285,565
  Principal Mutual Life
   Insurance Co.                   11/23/03-11/15/07   6.85%- 7.70%      359,757
  Provident National Assurance
   Co.                                 12/01/00            8.40%          80,182
  The Prudential Life Insurance
   Co. of America                  03/02/98-10/02/06   7.75%- 9.21%      477,180
  Mitsubishi Bank Limited              07/02/98            9.39%          79,034
                                                                      ----------
  Total                                                               $3,109,962
                                                                      ==========

                                    Principal
                                    Amount or                          Fair
            Description               Shares          Cost             Value
            -----------             ---------         ----            --------
Common/Collective Trusts
  TBC Inc. Daily Liquidity Fund      $22,847         $22,847          $22,847
                                                     =======          =======

                                                               Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                              SCHEDULE OF INVESTMENTS
                                 December 30, 1996
                                   (in thousands)

Principal
                                    Amount or                          Fair
            Description               Shares          Cost             Value
            -----------             ---------         ----           --------
  BALANCED MUTUAL FUND

Fidelity Puritan Fund                  6,629        $108,500         $115,749
                                                    ========         ========

Common/Collective Trust
  TBC Inc. Daily Liquidity Fund       $  264        $    264         $    264
                                                    ========         ========

  LARGE STOCK INDEX FUND

Common/Collective Trust
  S&P 500 Flagship Fund                1,320        $160,667         $160,367
  TBC Inc. Daily Liquidity Fund       $  374             374              374
                                                    --------         --------
  Total                                             $161,041         $160,741
                                                    ========         ========

  INTERNATIONAL STOCK FUND

Common/Collective Trusts
  Russell Frank Invt. Co.
   Int'l. Fd.                          4,120        $ 68,568         $ 76,742
  Russell Frank Invt. Co.
   Emerging Mkts. Fd.                    428           7,602            8,566
  TBC Inc. Daily Liquidity Fund       $  203             203              203
                                                    --------         --------
  Total                                             $ 76,373         $ 85,511
                                                    ========         ========

                                                               Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                              SCHEDULE OF INVESTMENTS
                                 December 30, 1996
                                   (in thousands)
                                    Principal
                                    Amount or                          Fair
            Description               Shares          Cost             Value
            -----------             ---------         ----           --------
FIDELITY FUNDS
  KODAK STOCK FUND

Eastman Kodak Company
  Common Stock                          270         $18,285           $22,224
                                                    =======           =======

  EASTMAN STOCK FUND

Eastman Chemical Company
  Common Stock                          828          $51,114          $46,277
                                                     =======          =======

Short-Term Interest Fund               $938          $   938          $   938
                                                     =======          =======

                                       Maturity          Interest      Contract
          Description                   Dates             Rates         Value
          -----------                  --------          --------      --------
  *FIDELITY MANAGED INCOME
    PORTFOLIO (FIXED INCOME FUND)

Group Annuity Contracts
  Aetna Life Insurance Co.         01/03/01-04/01/03    6.72%- 9.25%   $ 70,279
  Continental Assurance Co.        01/02/97-03/01/01    8.86%- 9.42%     17,734
  Deutsche Bank                    01/15/97-05/15/99    6.01%- 6.35%     19,910
  John Hancock Mutual
   Life Insurance Co.              09/01/97-10/03/01    8.84%-10.10%     89,307
  Mitsubishi Bank Limited              07/02/98            8.98%          8,922
  New York Life                        03/31/98            6.20%          5,399
  Protective Life                      03/31/97            7.05%         11,260
  Provident National Assurance Co.     02/02/02            8.40%          8,421
  The Prudential Life Insurance
   Co. of America                      03/01/98            9.21%          8,724
  Peoples Security Life            12/15/97-07/31/99    6.62%- 7.12%     24,197
  Security Life of Denver              03/31/99            6.41%          9,114
  SunAmerica Life Insurance            06/30/97            6.45%         14,269
  Transamerica                         06/30/97            5.35%         10,499
                                                                       --------
  Total                                                                $298,035
                                                                       ========
*Investment held by Related Party.

                                                               Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                              SCHEDULE OF INVESTMENTS
                                 December 30, 1996
                                   (in thousands)

Principal
                                    Amount or                          Fair
            Description               Shares          Cost             Value
            -----------             ---------         ----           --------
  *FIDELITY MANAGED INCOME
    PORTFOLIO (FIXED INCOME
    FUND) (Cont'd)

Short-Term Interest Fund             $13,749         $13,749          $13,749
                                                     =======          =======

  *FIDELITY FUND

Fidelity Fund                            611         $13,056          $15,318
                                                     =======          =======

  *FIDELITY PURITAN FUND

Puritan Fund                           1,101         $18,087          $19,228
                                                     =======          =======

  *FIDELITY MAGELLAN FUND

Magellan Fund                            464         $34,351          $37,801
                                                     =======          =======

  *FIDELITY CONTRAFUND

Contrafund                               600         $21,174          $25,479
                                                     =======          =======

  *FIDELITY INTERNATIONAL
    GROWTH & INCOME FUND

International Growth & Income Fund        86         $ 1,625          $ 1,677
                                                     =======          =======

  *FIDELITY U.S. EQUITY
    INDEX FUND

U.S. Equity Index Fund                   127         $ 3,199          $ 3,470
                                                     =======          =======





*Investment held by Related Party.

                                                                                                                  Schedule II
                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                       December 30, 1996
                                                         (in thousands)
                                     Kodak         Smaller          Fixed         Balanced       Large Stock     International
                                   Stock Fund     Stock Fund     Income Fund     Mutual Fund     Index Fund       Stock Fund
                                   ----------     ----------     -----------     -----------     -----------     -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                    $574,683
  Other common stocks                              $483,481
  Mutual funds                                       46,054                        $115,749
  Interest in common/collective
    trusts (pooled) funds              1,584         54,866      $   22,847             264        $160,741         $85,511
  Short-term interest funds
  U.S. government securities                          1,480
Investments at Contract Value:
  Group annuity contracts                                         3,109,962
Loans to participants                    109            272              80               4               5               2
Employer contributions
  receivable                              59             34              21              36              71              14
Dividends/Interest receivable          2,832            613             142               1               1               1
Receivables for securities sold                       3,688
Miscellaneous receivable                                 52
                                    --------       --------      ----------        --------        --------         -------
  Total assets                       579,267        590,540       3,133,052         116,054         160,818          85,528
                                    --------       --------      ----------        --------        --------         -------
LIABILITIES
Pending loans to participants            336            320             782              23              97              43
Distributions payable to
  participants                         1,880          1,416          10,382             257             297             148
Distributions payable to
  successor plans                      7,001         15,036          38,065           3,455           3,732           1,104
Payable for securities purchased                      2,906
Accrued expenses                          57            675           1,454             279              36             217
Transfers among funds                  3,936         (1,569)          6,602          (1,970)         (7,377)            378
                                    --------       --------      ----------        --------        --------         -------
  Total liabilities/transfers         13,210         18,784          57,285           2,044          (3,215)          1,890
                                    --------       --------      ----------        --------        --------         -------
  Net assets                        $566,057       $571,756      $3,075,767        $114,010        $164,033         $83,638
                                    ========       ========      ==========        ========        ========         =======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule II (Cont'd)
                                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                       December 30, 1996
                                                         (in thousands)
                                                 Sub-total
                                     Loan          Boston          Kodak          Eastman       Fidelity Managed      Fidelity
                                     Fund        Safe Funds      Stock Fund      Stock Fund     Income Portfolio        Fund
                                   --------      ----------      ----------      ----------     ----------------      --------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                 $  574,683        $22,224
  Eastman Chemical Company
    common stock                                                                  $46,277
  Other common stocks                               483,481
  Mutual funds                                      161,803                                                           $15,318
  Interest in common/collective
    trusts (pooled) funds                           325,813
  Short-term interest funds                                                           938           $ 13,749
  U.S. government securities                          1,480
Investments at Contract Value:
  Group annuity contracts                         3,109,962                                          298,035
Loans to participants              $65,620           66,092
Employer contributions
  receivable                                            235
Dividends/Interest receivable                         3,590            106            357
Receivables for securities sold                       3,688             49
Miscellaneous receivable                                 52                           181
                                   -------       ----------        -------        -------           --------          -------
  Total assets                      65,620        4,730,879         22,379         47,753            311,784           15,318
                                   -------       ----------        -------        -------           --------          -------
LIABILITIES
Pending loans to participants       (1,601)               0
Distributions payable to
  participants                         172           14,552
Distributions payable to
  successor plans                    1,367           69,760         22,297         47,287            311,767           15,318
Payable for securities purchased                      2,906                           432
Accrued expenses                         3            2,721             82             34                 17
Transfers among funds                                     0
                                   -------       ----------        -------        -------           --------          -------
  Total liabilities/transfers          (59)          89,939         22,379         47,753            311,784           15,318
                                   -------       ----------        -------        -------           --------          -------
  Net assets                       $65,679       $4,640,940        $     0        $     0           $      0          $     0
                                   =======       ==========        =======        =======           ========          =======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule II (Cont'd)
                                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                        December 30, 1996
                                                          (in thousands)
                                   Fidelity      Fidelity                     International
                                   Puritan       Magellan       Fidelity        Growth &           U.S. Equity          Loan
                                     Fund          Fund        Contrafund      Income Fund       Index Portfolio        Fund
                                   --------      --------      ----------     -------------      ---------------      --------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Eastman Chemical Company
    common stock
  Other common stocks
  Mutual funds                     $19,228       $37,801         $25,479         $1,677               $3,470
  Interest in common/collective
    trusts (pooled) funds
  Short-term interest funds
  U.S. government securities
Investments at Contract Value:
  Group annuity contracts
Loans to participants                                                                                                  $8,010
Employer contributions
  receivable
Dividends/Interest receivable
Receivables for securities sold
Miscellaneous receivable
                                   -------       -------         -------         ------               ------           ------
  Total assets                      19,228        37,801          25,479          1,677                3,470            8,010
                                   -------       -------         -------         ------               ------           ------
LIABILITIES
Pending loans to participants
Distributions payable to
  participants
Distributions payable to
  successor plans                   19,228        37,801          25,479          1,677                3,470            8,010
Payable for securities purchased
Accrued expenses
Transfers among funds
                                   -------       -------         -------         ------               ------           ------
  Total liabilities/transfers       19,228        37,801          25,479          1,677                3,470            8,010
                                   -------       -------         -------         ------               ------           ------
  Net assets                       $     0       $     0         $     0         $    0               $    0           $    0
                                   =======       =======         =======         ======               ======           ======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule II (Cont'd)
                                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                       December 30, 1996
                                                         (in thousands)
                                    Sub-total
                                    Fidelity             TOTAL
                                   Investments         ALL FUNDS
                                   -----------        -----------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                    $ 22,224          $  596,907
  Eastman Chemical Company
    common stock                      46,277              46,277
  Other common stocks                                    483,481
  Mutual funds                       102,973             264,776
  Interest in common/collective
    trusts (pooled) funds                                325,813
  Short-term interest funds           14,687              14,687
  U.S. government securities                               1,480
Investments at Contract Value:
  Group annuity contracts            298,035           3,407,997
Loans to participants                  8,010              74,102
Employer contributions
  receivable                                                 235
Dividends/Interest receivable            463               4,053
Receivables for securities sold           49               3,737
Miscellaneous receivable                 181                 233
                                    --------          ----------
  Total assets                       492,899           5,223,778
                                    --------          ----------
LIABILITIES
Pending loans to participants                                  0
Distributions payable to
  participants                                            14,552
Distributions payable to
  successor plans                    492,334             562,094
Payable for securities purchased         432               3,338
Accrued expenses                         133               2,854
Transfers among funds                                          0
                                    --------          ----------
  Total liabilities/transfers        492,899             582,838
                                    --------          ----------
  Net assets                        $      0          $4,640,940
                                    ========          ==========

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
                                    ========       ========      ==========        =======         =======          =======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule II (Cont'd)
                                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                       December 30, 1995
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
                                   =======       ==========        =======        =======           ========          =======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule II (Cont'd)
                                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                       December 30, 1995
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
                                   =======        =======         =======           ======         ========        ==========

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule III
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                          For the fiscal year ended December 30, 1996
                                                         (in thousands)
                                     Kodak         Smaller          Fixed         Balanced       Large Stock     International
                                   Stock Fund     Stock Fund     Income Fund     Mutual Fund     Index Fund       Stock Fund
                                   ----------     ----------     -----------     -----------     -----------     -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock              $ 12,087
Other dividends                                    $  4,611                        $  3,717
Interest                                 583            786      $  249,457             134        $    139         $    76
Income from common/collective
  trusts (pooled) funds                  116          1,377                               4              14              15
Miscellaneous income

Net realized and unrealized
  gains (losses) from
  investments                        114,077         98,941                          12,082          26,864           7,293

Employer contributions                17,335         30,241          95,594           9,396          10,391           6,278
Transfers among funds                (40,791)        10,002         (57,146)         12,567          59,508          15,860
                                    --------       --------      ----------        --------        --------         -------
     Total Additions                 103,407        145,958         287,905          37,900          96,916          29,522
                                    --------       --------      ----------        --------        --------         -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants        (22,935)       (17,371)       (140,911)         (3,213)         (2,693)         (2,318)
Distributions to successor plans        (426)        (2,747)         (1,404)           (700)         (1,852)            (77)
Loans transfers, net                  (8,098)        (6,607)         (2,983)           (303)           (546)           (270)
Administrative expenses                 (434)        (2,458)         (3,026)            (82)           (145)           (865)
                                    --------       --------      ----------        --------        --------         -------
     Total Deductions                 31,893         29,183         148,324           4,298           5,236           3,530
                                    --------       --------      ----------        --------        --------         -------
Increase in net assets                71,514        116,775         139,581          33,602          91,680          25,992
Net assets at beginning
  of year                            494,543        454,981       2,936,186          80,408          72,353          57,646
                                    --------       --------      ----------        --------        --------         -------
Net assets at end of year           $566,057       $571,756      $3,075,767        $114,010        $164,033         $83,638
                                    ========       ========      ==========        ========        ========         =======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN               Schedule III (Cont'd)
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                          For the fiscal year ended December 30, 1996
                                                         (in thousands)
                                                 Sub-total
                                     Loan         Boston           Kodak          Eastman       Fidelity Managed      Fidelity
                                     Fund        Safe Funds      Stock Fund      Stock Fund     Income Portfolio        Fund
                                   --------      ----------      ----------      ----------     ----------------      --------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                           $   12,087       $   584
Dividends on Eastman Chemical
  Company common stock                                                            $ 1,201
Other dividends                                       8,328                                                             $1,199
Interest                                            251,175            13              41            $24,583                20
Income from common/collective
  trusts (pooled) funds                               1,526
Miscellaneous income                                                   34               2

Net realized and unrealized
  gains (losses) from
  investments                                       259,257         4,767          (3,978)                               1,419

Employer contributions                              169,235
Transfers among funds                                     0        (3,033)         10,088             (7,162)            1,938
                                   -------       ----------       -------         -------            -------            ------
     Total Additions               $     0          701,608         2,365           7,354             17,421             4,576
                                   -------       ----------       -------         -------            -------            ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants       (1,942)        (191,383)         (786)           (280)            (7,856)             (100)
Distributions to successor plans      (372)          (7,578)       (1,319)         (6,625)            (9,737)           (4,490)
Loans transfers, net                18,807                0          (248)           (439)               195                15
Administrative expenses                              (7,010)          (12)            (10)               (23)               (1)
                                   -------       ----------       -------         -------            -------            ------
     Total Deductions              (16,493)         205,971         2,365           7,354             17,421             4,576
                                   -------       ----------       -------         -------            -------            ------
Increase in net assets              16,493          495,637             0               0                  0                 0
Net assets at beginning
  of year                           49,186        4,145,303             0               0                  0                 0
                                   -------       ----------       -------         -------            -------            ------
Net assets at end of year          $65,679       $4,640,940       $     0         $     0            $     0            $    0
                                   =======       ==========       =======         =======            =======            ======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule III (Cont'd)
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                          For the fiscal year ended December 30, 1996
                                                         (in thousands)
                                   Fidelity      Fidelity                      International
                                   Puritan       Magellan       Fidelity         Growth &         U.S. Equity       Loan
                                    Fund           Fund        Contrafund       Income Fund       Index Fund        Fund
                                   --------      --------      ----------      -------------      -----------     --------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Dividends on Eastman Chemical
  Company common stock
Other dividends                     $2,210        $6,466         $2,019           $   55            $   45
Interest                                34            76             28                1                 2
Income from common/collective
  trusts (pooled) funds
Miscellaneous income

Net realized and unrealized
  gains (losses) from
  investments                          640        (1,860)         2,413               67               292

Employer contributions
Transfers among funds               (1,289)       (8,032)         2,808            1,558             3,124
                                    ------       -------         ------           ------            ------         ------
     Total Additions                 1,595        (3,350)         7,268            1,681             3,463
                                    ------       -------         ------           ------            ------         ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants         (326)         (589)          (249)                                             (233)
Distributions to successor plans    (1,328)        4,157         (6,998)          (1,677)           (3,470)          (404)
Loans transfers, net                    60          (208)           (15)              (4)                7            637
Administrative expenses                 (1)          (10)            (6)
                                    ------       -------         ------           ------            ------         ------
     Total Deductions                1,595        (3,350)         7,268            1,681             3,463              0
                                    ------       -------         ------           ------            ------         ------
Increase in net assets                   0             0              0                0                 0              0
Net assets at beginning
  of year                                0             0              0                0                 0              0
                                    ------       -------        -------           ------            ------         ------
Net assets at end of year           $    0       $     0        $     0           $    0            $    0         $    0
                                    ======       =======        =======           ======            ======         ======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule III (Cont'd)
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                          For the fiscal year ended December 30, 1996
                                                         (in thousands)
                                   Sub-total
                                   Fidelity             TOTAL
                                   Investments        ALL FUNDS
                                   -----------       -----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock               $   584         $   12,671
Dividends on Eastman Chemical
  Company common stock                 1,201              1,201
Other dividends                       11,994             20,322
Interest                              24,798            275,973
Income from common/collective
  trusts (pooled) funds                                   1,526
Miscellaneous income                      36                 36

Net realized and unrealized
  gains (losses) from
  investments                          3,760            263,017

Employer contributions                                  169,235
Transfers among funds                      0                  0
                                     -------         ----------
     Total Additions                  42,373            743,981
                                     -------         ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants        (10,419)          (201,802)
Distributions to successor plans     (31,891)           (39,469)
Loans transfers, net                       0                  0
Administrative expenses                  (63)            (7,073)
                                     -------         ----------
     Total Deductions                 42,373            248,344
                                     -------         ----------
Increase in net assets                     0            495,637
Net assets at beginning
  of year                                  0          4,145,303
                                     -------         ----------
Net assets at end of year            $     0         $4,640,940
                                     =======         ==========

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule III
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                          For the fiscal year ended December 30, 1995
                                                         (in thousands)
                                     Kodak         Smaller          Fixed         Balanced       Large Stock     International
                                   Stock Fund     Stock Fund     Income Fund     Mutual Fund     Index Fund       Stock Fund
                                   ----------     ----------     -----------     -----------     -----------     -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock              $ 12,127
Other dividends                                    $  5,908                        $ 2,168
Interest                                 563            823      $  246,209             72         $    51          $    42
Income from common/collective
  trusts (pooled) funds                   54            619                              1               6                4
Miscellaneous income                                      4

Net realized and unrealized
  gains from investments             144,690         87,661               4         11,474          13,288            4,423

Employer contributions                11,255         26,697          96,413          6,769           4,704            4,695
Transfers among funds                (31,011)       (17,688)          7,316          5,556          30,815            5,012
                                    --------       --------      ----------        -------         -------          -------
     Total Additions                 137,678        104,024         349,942         26,040          48,864           14,176
                                    --------       --------      ----------        -------         -------          -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants        (16,636)       (13,377)       (114,932)        (1,744)           (703)          (1,089)
Distributions to successor plans      (1,655)        (1,878)         (1,785)          (845)           (947)             (80)
Loans transfers, net                  (7,488)        (7,001)         (7,540)          (210)           (170)             (98)
Administrative expenses                 (362)        (2,059)         (3,396)           (60)            (71)            (503)
                                    --------       --------      ----------        -------         -------          -------
     Total Deductions                 26,141         24,315         127,653          2,859           1,891            1,770
                                    --------       --------      ----------        -------         -------          -------
Increase in net assets               111,537         79,709         222,289         23,181          46,973           12,406
Net assets at beginning
  of year                            383,006        375,272       2,713,897         57,227          25,380           45,240
                                    --------       --------      ----------        -------         -------          -------
Net assets at end of year           $494,543       $454,981      $2,936,186        $80,408         $72,353          $57,646
                                    ========       ========      ==========        =======         =======          =======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN               Schedule III (Cont'd)
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                          For the fiscal year ended December 30, 1995
                                                         (in thousands)
                                                 Sub-total
                                     Loan         Boston           Kodak          Eastman       Fidelity Managed      Fidelity
                                     Fund        Safe Funds      Stock Fund      Stock Fund     Income Portfolio        Fund
                                   --------      ----------      ----------      ----------     ----------------      --------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                           $   12,127       $   286
Dividends on Eastman Chemical
  Company common stock                                                            $   499
Other dividends                                       8,076                                                           $  810
Interest                                            247,760             9              27            $24,697              14
Income from common/collective
  trusts (pooled) funds                                 684
Miscellaneous income                                      4

Net realized and unrealized
  gains from investments                            261,540         7,232           6,655                              1,797

Employer contributions                              150,533
Transfers among funds                                     0        (5,541)          8,962              2,371            (285)
                                   -------       ----------       -------         -------            -------          ------
     Total Additions               $     0          680,724         1,986          16,143             27,068           2,336
                                   -------       ----------       -------         -------            -------          ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants       (1,148)        (149,629)         (388)           (168)            (4,420)           (190)
Distributions to successor plans      (273)          (7,463)       (1,349)        (15,719)           (21,827)         (2,150)
Loans transfers, net                22,507                0          (238)           (251)              (807)              4
Administrative expenses                              (6,451)          (11)             (5)               (14)              0
                                   -------       ----------       -------         -------            -------          ------
     Total Deductions              (21,086)         163,543         1,986          16,143             27,068           2,336
                                   -------       ----------       -------         -------            -------          ------
Increase in net assets              21,086          517,181             0               0                  0               0
Net assets at beginning
  of year                           28,100        3,628,122             0               0                  0               0
                                   -------       ----------       -------         -------            -------          ------
Net assets at end of year          $49,186       $4,145,303       $     0         $     0            $     0          $    0
                                   =======       ==========       =======         =======            =======          ======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule III (Cont'd)
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                          For the fiscal year ended December 30, 1995
                                                         (in thousands)
                                   Fidelity       Fidelity                                        Sub-total
                                   Puritan        Magellan        Fidelity           Loan         Fidelity            TOTAL
                                    Fund            Fund         Contrafund          Fund         Investments       ALL FUNDS
                                   --------       --------       ----------        --------       -----------      -----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                                                              $   286        $   12,413
Dividends on Eastman Chemical
  Company common stock                                                                                  499               499
Other dividends                     $  956         $2,390          $1,409                             5,565            13,641
Interest                                28             61              22                            24,858           272,618
Income from common/collective
  trusts (pooled) funds                                                                                                   684
Miscellaneous income                                                                                                        4

Net realized and unrealized
  gains from investments             2,325          8,985           3,283                            30,277           291,817

Employer contributions                                                                                                150,533
Transfers among funds               (1,999)        (3,358)           (150)                                0                 0
                                    ------        -------          ------           ------          -------        ----------
     Total Additions                 1,310          8,078           4,564                0           61,485           742,209
                                    ------        -------          ------           ------          -------        ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants         (375)          (397)           (149)            (163)          (6,250)         (155,879)
Distributions to successor plans      (933)        (7,465)         (4,359)          (1,390)         (55,192)          (62,655)
Loans transfers, net                    (1)          (209)            (51)           1,553                0                 0
Administrative expenses                 (1)            (7)             (5)                              (43)           (6,494)
                                    ------        -------          ------           ------          -------        ----------
     Total Deductions                1,310          8,078           4,564                0           61,485           225,028
                                    ------        -------          ------           ------          -------        ----------
Increase in net assets                   0              0               0                0                0           517,181
Net assets at beginning
  of year                                0              0               0                0                0         3,628,122
                                    ------        -------         -------           ------          -------        ----------
Net assets at end of year           $    0        $     0         $     0           $    0          $     0        $4,145,303
                                    ======        =======         =======           ======          =======        ==========

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN                Schedule III
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                          For the fiscal year ended December 30, 1994
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
                                    ========       ========      ==========        =======         =======          =======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN               Schedule III (Cont'd)
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                          For the fiscal year ended December 30, 1994
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
                                   =======       ==========       =======         =======           ========          ======

                                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN               Schedule III (Cont'd)
                                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                          For the fiscal year ended December 30, 1994
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
                                   =======        =======         =======           ======         ========        ==========

                      CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration

Statement on Form S-8 (No. 33-65035) of Eastman Kodak Company of our report dated April 11, 1997 appearing on page 3 of this Annual Report of the Eastman

Kodak Employees' Savings and Investment Plan on Form 11-K for the fiscal year ended December 30, 1996.





PRICE WATERHOUSE LLP
Rochester, New York
April 28, 1997