Form 10-Q
period 1997-03-31
EASTMAN KODAK CO
filed 1997-05-14
CIK 31235

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q


           X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 1997

                                   or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                               Number of Shares Outstanding at
                Class                               March 31, 1997
     Common Stock, $2.50 par value                   329,021,120

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
                                                             First Quarter
                                                           1997          1996
                                                             (in millions)
REVENUES
  Sales                                                  $3,133        $3,388
  Earnings from equity interests and other revenues          69            58
                                                         ------        ------
      TOTAL REVENUES                                      3,202         3,446
                                                         ------        ------
COSTS
  Cost of goods sold                                      1,643         1,776
  Selling, general and administrative expenses              849           971
  Research and development costs                            257           241
  Purchased research and development                        186             -
  Interest expense                                           22            18
  Other costs                                                20            19
                                                         ------        ------
      TOTAL COSTS                                         2,977         3,025
                                                         ------        ------
Earnings before income taxes                                225           421
Provision for income taxes                                   76           147
                                                         ------        ------
      NET EARNINGS                                       $  149        $  274
                                                         ======        ======

Earnings per share                                       $  .45        $  .80


CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                                             First Quarter
                                                           1997          1996
                                                             (in millions)

Retained earnings at beginning of year                   $5,931        $5,184
Net earnings                                                149           274
Cash dividends declared                                    (147)         (137)
Other changes                                                (5)            2
                                                         ------        ------
         RETAINED EARNINGS at end of quarter             $5,928        $5,323
                                                         ======        ======
--------------------------------------------------------------------------------------
                             See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                         March 31,      Dec. 31,
                                                            1997          1996
                                                              (in millions)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                $   843       $ 1,777
Marketable securities                                         29            19
Receivables                                                2,583         2,738
Inventories                                                1,734         1,575
Deferred income tax charges                                  650           644
Other                                                        232           212
                                                         -------       -------
     Total current assets                                  6,071         6,965

PROPERTIES
Land, buildings and equipment at cost                     12,578        12,585
Less: Accumulated depreciation                             7,129         7,163
                                                         -------       -------
     Net properties                                        5,449         5,422

OTHER ASSETS
Goodwill (net of accumulated amortization of
 $367 and $366)                                              616           581
Long-term receivables and other noncurrent assets          1,214         1,238
Deferred income tax charges                                  278           232
                                                         -------       -------
     TOTAL ASSETS                                        $13,628       $14,438
                                                         =======       =======
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                                 $ 3,364       $ 4,116
Short-term borrowings                                        557           541
Taxes-income and other                                       692           603
Dividends payable                                            147           133
Deferred income tax credits                                   26            24
                                                         -------       -------
     Total current liabilities                             4,786         5,417

OTHER LIABILITIES
Long-term borrowings                                         577           559
Postemployment liabilities                                 2,943         2,967
Other long-term liabilities                                  908           659
Deferred income tax credits                                   72           102
                                                         -------       -------
     Total liabilities                                     9,286         9,704

SHAREHOLDERS' EQUITY
Common stock at par*                                         978           978
Additional capital paid in or
   transferred from retained earnings                        892           910
Retained earnings                                          5,928         5,931
Accumulated translation adjustment                           (29)           75
                                                         -------       -------
                                                           7,769         7,894

Less: Treasury stock shares at cost*                       3,427         3,160
                                                         -------       -------
     Total shareholders' equity                            4,342         4,734
                                                         -------       -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $13,628       $14,438
                                                         =======       =======

*Common stock: $2.50 par value, 950 million shares authorized, 391 million shares issued as of March 31, 1997.  Treasury stock shares at cost consists of approximately 62 million shares at March 31, 1997 and 59 million shares at December 31, 1996.
------------------------------------------------------------------------------------------
                                 See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                               First Quarter
                                                            1997          1996
                                                               (in millions)

Cash flows from operating activities:
Net earnings                                             $   149       $   274
Adjustments to reconcile above earnings to net cash
 (used in) provided by operating activities,
 excluding the effect of initial consolidation
 of acquired companies:
    Depreciation and amortization                            193           213
    Purchased research and development                       186             -
    (Benefit) provision for deferred income taxes            (75)            1
    (Gain) loss on sale and retirement of properties         (16)           13
    Decrease in receivables                                   97           286
    Increase in inventories                                 (198)         (247)
    Decrease in liabilities excluding borrowings            (354)          (24)
    Other items, net                                          13           (92)
                                                         -------       -------
       Total adjustments                                    (154)          150
                                                         -------       -------
       Net cash (used in) provided by
        operating activities                                  (5)          424
                                                         -------       -------

Cash flows from investing activities:
    Additions to properties                                 (309)         (250)
    Proceeds from sale of properties                          50            15
    Acquistions, net of cash acquired                       (283)            -
    Marketable securities - purchases                          -            (8)
    Marketable securities - sales                             10            27
    Cash flows related to sales of non-imaging
     health businesses                                         -            (7)
                                                         -------       -------
        Net cash used in investing activities               (532)         (223)
                                                         -------       -------

Cash flows from financing activities:
    Net increase (decrease) in borrowings
     with original maturity of
      90 days or less                                         31          (185)
    Proceeds from other borrowings                           427           213
    Repayment of other borrowings                           (407)         (217)
    Dividends to shareholders                               (133)         (137)
    Exercise of employee stock options                        52            70
    Stock repurchases                                       (348)         (571)
                                                         -------       -------


        Net cash used in financing activities               (378)         (827)
                                                         -------       -------
Effect of exchange rate changes on cash                      (19)            1
                                                         -------       -------

Net decrease in cash and cash equivalents                   (934)         (625)
Cash and cash equivalents, beginning of year               1,777         1,764
                                                         -------       -------
Cash and cash equivalents, end of quarter                $   843       $ 1,139
                                                         =======       =======

----------------------------------------------------------------------------------------
                            See Notes to Financial Statements

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1996 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. The statements are based in part on estimates and have not been audited by independent accountants. The annual statements will be audited by independent accountants.

----------------------------------------------------------------------------

NOTE 2:  COMMITMENTS AND CONTINGENCIES

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

-----------------------------------------------------------------------------

NOTE 3:  ACQUISITION OF WANG LABORATORIES' SOFTWARE UNIT

On March 17, 1997, the Company acquired Wang Laboratories' software business unit for approximately $260 million in cash. The unit is engaged in the development of workflow, imaging, document management and network storage management software. The transaction was accounted for by the purchase method and, accordingly, the operating results of the business have been included in the accompanying consolidated financial statements from the date of acquisition.

In connection with the acquisition, the Company recorded a pre-tax charge of $186 million in purchased research and development expense in the current quarter. The amount attributed to purchased research and development was determined by a nationally recognized independent valuation firm through established valuation techniques in the high technology document imaging industry. The amount was expensed upon acquisition as the technology has not reached technological feasibility and has no alternative future use.





                                    David J. FitzPatrick, Controller and
                                    Vice President
                                    May 14, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
(in millions, except earnings per share)                             First Quarter
                                                                 1997       1996   Change
Sales                                                          $3,133     $3,388    - 8%
Net earnings                                                      149        274    -46
Earnings per share                                                .45        .80    -44

1997

The Company results for the first quarter include a pre-tax charge of $186 million ($.37 per share after-tax) for in-process research and development
(R & D) associated with the acquisition of Wang Laboratories' software unit on March 17, 1997. Excluding this charge, net earnings per share would have been $.82. Refer to Notes to Financial Statements on page 5.

1996

On April 16, 1996, the Company announced a program to repurchase up to an additional $2 billion of its outstanding common stock; as of March 31, 1997, $971 million had been repurchased under this program. The remainder is expected to be repurchased over the next one to two years.

-----------------------------------------------------------------------------

Sales by Industry Segment
(in millions)
                                                                     First Quarter
                                                                1997       1996    Change
Consumer Imaging
  Inside the U.S.                                             $  625     $  558     +12%
  Outside the U.S.                                               877        897     - 2
                                                              ------     ------     ---

    Total Consumer Imaging                                     1,502      1,455     + 3
                                                              ------     ------     ---
Commercial Imaging
  Inside the U.S.                                                776        933     -17
  Outside the U.S.                                               862      1,008     -14
                                                              ------     ------     ---

    Total Commercial Imaging                                   1,638      1,941     -16
                                                              ------     ------     ---

Deduct: Intersegment Sales                                        (7)        (8)
                                                              ------     ------     ---

Total Sales                                                   $3,133     $3,388     - 8%
                                                              ======     ======     ===

-----------------------------------------------------------------------------------------

Earnings from Operations by Industry Segment
(in millions)
                                                                     First Quarter
                                                                1997       1996    Change
Consumer Imaging                                              $  145     $  161     -10%
 Percent of Segment Sales                                        9.7%      11.1%

Commercial Imaging                                            $   55     $  239     -77%
 Percent of Segment Sales                                        3.4%      12.3%
                                                              ------     ------     ---
Total Earnings from Operations                                $  200     $  400     -50%
                                                              ======     ======     ===

------------------------------------------------------------------------------------------
COSTS AND EXPENSES
(in millions)
                                                                     First Quarter
                                                                1997       1996    Change
Gross profit                                                  $1,490     $1,612     - 8%
  Percent of Sales                                              47.6%      47.6%
Selling, general and administrative expenses                  $  849     $  971     -13%
  Percent of Sales                                              27.1%      28.7%
Research and development costs                                $  257 *   $  241     + 7%
  Percent of Sales                                               8.2%       7.1%


*  Excludes $186 million R & D charge associated with the purchase of Wang Laboratories'
   software unit.
----------------------------------------------------------------------------------------

1997 COMPARED WITH 1996

First quarter 1997 sales decreased 8% compared with the first quarter of 1996, due to the sale of the Office Imaging business. With Office Imaging sales excluded from both years, the Company's sales would have increased 2%, due to higher unit volumes partially offset by lower effective selling prices and unfavorable effects of foreign currency rate changes.

Sales in the Consumer Imaging segment increased 3%, due to higher unit volumes partially offset by lower effective selling prices and unfavorable effects of foreign currency rate changes. Sales inside the U.S. increased 12%, due to higher unit volumes partially offset by lower effective selling prices. Unit volume gains were driven by good growth in Kodacolor films and one-time-use cameras, plus revenues from the acquisition of Fox Photo Inc. Sales outside the U.S. decreased 2%, as lower effective selling prices and unfavorable effects of foreign currency rate changes more than offset higher unit volumes.

Sales in the Commercial Imaging segment decreased 16%, due to the sale of the Office Imaging business. With Office Imaging sales excluded from both years, sales would have been level, as higher unit volumes were completely offset by unfavorable effects of foreign currency rate changes and lower effective selling prices. The Entertainment Imaging and Digital & Applied Imaging business units posted excellent sales growth.

Earnings from operations decreased 50% to $200 million, primarily due to the R & D charge associated with the purchase of Wang Laboratories' software unit.

Earnings from operations in the Consumer Imaging segment decreased 10%, as higher unit volumes were more than offset by lower effective selling prices and unfavorable effects of foreign currency rate changes.

Excluding the R & D charge associated with the purchase of Wang Laboratories' software unit, earnings from operations in the Commercial Imaging segment were essentially level, as higher unit volumes were offset by lower effective selling prices and unfavorable effects of foreign currency rate changes.

Earnings from equity interests and other revenues increased for the first quarter of 1997 compared with 1996, due primarily to gains on the sale of property and on a non-strategic element of the Business Imaging Systems business unit. The lower effective tax rate in 1997 principally results from the utilization of certain foreign tax loss carryforwards.

-----------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Available cash reserves and cash from operations have been and will be used to complete the $2 billion stock repurchase program.

Net cash used in operating activities for the first quarter of 1997 was $5 million, as net earnings of $149 million, which included non-cash expenses for depreciation and amortization of $193 million, were offset by decreases in liabilities (excluding borrowings) and increases in inventories. Net cash used in investing activities of $532 million was primarily due to additions to properties of $309 million and acquisitions, net of cash acquired, of $283 million. Net cash used in financing activities of $378 million was due to stock repurchases of $348 million and dividend payments of $133 million.

Total cash dividends of $147 million ($.44 per share) and $137 million ($.40 per share) were declared in the first quarters of 1997 and 1996, respectively.

Cash, cash equivalents and marketable securities decreased from $1,796 million at December 31, 1996 to $872 million at March 31, 1997. Net working capital also decreased from $1,548 million at year-end 1996 to $1,285 million at March 31, 1997. Both decreases are primarily attributable to the stock repurchase program and the acquisition of Wang Laboratories' software unit.

Capital additions for the first quarter of 1997 were $309 million compared with $250 million for the first quarter of 1996.

-----------------------------------------------------------------------------
OTHER

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This standard replaces primary earnings per share with basic earnings per share and requires presentation of diluted EPS as well as a reconciliation of basic earnings per share to diluted earnings per share.  The Company plans to adopt SFAS No. 128 in the fourth quarter of 1997 and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS No. 128. The Company does not expect this statement to have a material impact on its earnings per share.
-----------------------------------------------------------------------------

                        Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In April 1987, the Company was sued in federal district court in San Francisco by a number of independent service organizations who alleged violations of Sections 1 and 2 of the Sherman Act and of various state statutes in the sale by the Company of repair parts for its copier and micrographics equipment (Image Technical Service, Inc. (ITS), et al v. Eastman Kodak Company). The complaint sought unspecified compensatory and punitive damages. Trial began on June 19, 1995 and concluded on September 18, 1995 with a jury verdict for plaintiffs of $23,948,300 ($71,844,900 after trebling). The Company's appeal of the jury's verdict was argued in the 9th Circuit Court of Appeals on September 19, 1996, and a decision is awaited. The Company intends to continue to vigorously defend the ITS case.

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

         (b) Reports on Form 8-K
             No reports on Form 8-K were filed or required to be filed for the quarter ended March 31, 1997.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            EASTMAN KODAK COMPANY
                                                  (Registrant)




                                      David J. FitzPatrick, Controller and
                                      Vice President


Date  May 14, 1997

               Eastman Kodak Company and Subsidiary Companies

                             Index to Exhibits


Exhibit Number                                                     Page No.

   (10)  F.   Eastman Kodak Company 1985 Stock Option Plan, as
              amended effective November 1, 1996.
              (Incorporated by reference to the Eastman Kodak
              Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

              Amendment dated February 13, 1997 to Eastman Kodak
              Company 1985 Stock Option Plan.                         12

         G.   Eastman Kodak Company 1990 Omnibus Long-Term
              Compensation Plan, as amended effective
              November 1, 1996.
              (Incorporated by reference to the Eastman Kodak
              Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

              Amendment dated February 13, 1997 to Eastman Kodak
              Company 1990 Omnibus Long-Term Compensation Plan.14

         H.   Eastman Kodak Company Management Variable
              Compensation Plan, as ammended effective
              December 12, 1996.                                      16

         I. Eastman Kodak Company 1995 Omnibus Long-term Compensation Plan, effective as of November 1, 1996.
              (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

              Amendment dated February 13, 1997 to Eastman Kodak
              Company 1995 Onmibus Long-Term Compensation Plan.       31

         P.   Eastman Kodak Company 1997 Stock Option Plan, as
              adopted effective February 13, 1997.                    33

   (11)  Statement Re Computation of Earnings Per Common Share        40

   (27) Financial Data Schedule, Exhibit (27) - Submitted with the Edgar filing as a second document to this Form 10-Q.

                                                             Exhibit (10) F.

                  EASTMAN KODAK COMPANY BOARD OF DIRECTORS
              EXECUTIVE COMPENSATION AND DEVELOPMENT COMMITTEE

                             February 13, 1997


   RESOLVED:  That Section 7(a)(v) of the Eastman Kodak
Company 1985 Stock Option Plan is hereby amended to read as follows:

   7(a)(v)    Nonassignability

   (A). In General. Except as otherwise determined by the Committee or as otherwise provided in Subsection (B) below, no Awards or any other payment under the Plan shall be subject to any manner to alienation, anticipation, sale, transfer (except by will or the laws of descent and distribution), assignment, pledge, or encumbrance, nor shall any Award be payable to or exercisable by anyone other than the Participant to whom it was granted.

   (B). Nonqualified Stock Options. The Committee shall have the discretionary authority to grant Awards of nonqualified stock options or amend outstanding Awards of nonqualified stock options to provide that they be transferable, subject to such terms and conditions as the Committee shall establish. In addition to any such terms and conditions, the following terms and conditions shall apply to all transfers of nonqualified stock options:

         1. Permissible Transferors. The only Participants permitted to transfer their nonqualified stock options are those Participants who are corporate officers of Kodak on the date of the transfer of their nonqualified stock option.

         2. Permissible Transferees. Transfers shall only be permitted to: (i) the Participant's "Immediate Family Members," as that term is defined in Subsection (a)(v)(B)(9) below; (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; or (iii) a family partnership or family limited partnership in which such Immediate Family Members are the only partners.

         3. No Consideration. All transfers shall be made for no consideration.

         4. Subsequent Transfers. Once a Participant transfers a nonqualified stock option, any subsequent transfer of such transferred option shall, notwithstanding Section 7(a)(v)(B)(1) to the contrary, be permitted provided, however, such subsequent transfer complies with all of the terms and conditions of this Section 7(a)(v), with the exception of
              Section 7(a)(v)(B)(1).

         5. Transfer Agent. In order for a transfer to be effective, the Committee's designated transfer agent must be used to effectuate the transfer. The costs of such transfer agent shall be borne solely by the transferor.

         6. Withholding. In order for a transfer to be effective, a Participant must agree in writing prior to the transfer on a form provided by Kodak to pay any and all payroll and withholding taxes due upon exercise of the transferred option. In addition, prior to the exercise of a transferred option by a transferee, arrangements must be made by the Participant with Kodak for the payment of all payroll and withholding taxes.

            7. Terms and Conditions of Transferred Option. Upon transfer, a nonqualified stock option continues to be governed by and subject to the terms and conditions of the Plan and the option's applicable Administrative Guide and Award Notice. A transferee of a nonqualifed stock option is entitled to the same rights as the Participant to whom such nonqualifed stock options was awarded, as if no transfer had taken place. Accordingly, the rights of the transferee are subject to the terms and conditions of the original grant to the Participant, including provisions relating to expiration date, exercisability, option price and forfeiture.

            8. Notice to Transferees. Kodak shall be under no obligation to provide a transferee with any notice regarding the transferred options held by the transferee upon forfeiture or any other circumstance.

            9. Immediate Family Member. For purposes of this Section 7(a)(v), the term "Immediate Family Member" shall mean the Participant's spouse, children or grandchildren, whether natural, step or adopted children or grandchildren.

                                                             Exhibit (10) G.

                  EASTMAN KODAK COMPANY BOARD OF DIRECTORS
              EXECUTIVE COMPENSATION AND DEVELOPMENT COMMITTEE

                             February 13, 1997


       RESOLVED: That Section 17 of the Eastman Kodak Company 1990 Omnibus Long-Term Compensation Plan is hereby amended to read as follows:

17.    Nonassignability

       (a). In General. Except as otherwise determined by the Committee or as otherwise provided in Subsection (b) below, no Awards or any other payment under the Plan shall be subject to any manner to alienation, anticipation, sale, transfer (except by will or the laws of descent and distribution), assignment, pledge, or encumbrance, nor shall any Award be payable to or exercisable by anyone other than the Participant to whom it was granted.

       (b). Nonqualified Stock Options. The Committee shall have the discretionary authority to grant Awards of nonqualified stock options or amend outstanding Awards of nonqualified stock options to provide that they be transferable, subject to such terms and conditions as the Committee shall establish. In addition to any such terms and conditions, the following terms and conditions shall apply to all transfers of nonqualified stock options:

            1. Permissible Transferors. The only Participants permitted to transfer their nonqualified stock options are those Participants who are corporate officers of Kodak on the date of the transfer of their nonqualified stock option.

            2. Permissible Transferees. Transfers shall only be permitted to: (i) the Participant's "Immediate Family Members," as that term is defined in Subsection (b)(9) below; (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; or (iii) a family partnership or family limited partnership in which such Immediate Family Members are the only partners.

            3. No Consideration. All transfers shall be made for no consideration.

            4. Subsequent Transfers. Once a Participant transfers a nonqualified stock option, any subsequent transfer of such transferred option shall, notwithstanding Section 17(b)(1) to the contrary, be permitted provided, however, such subsequent transfer complies with all of the terms and conditions of this Section 19.1, with the exception of
                 Section 17(b)(1).

            5. Transfer Agent. In order for a transfer to be effective, the Committee's designated transfer agent must be used to effectuate the transfer. The costs of such transfer agent shall be borne solely by the transferor.

            6. Withholding. In order for a transfer to be effective, a Participant must agree in writing prior to the transfer on a form provided by Kodak to pay any and all payroll and withholding taxes due upon exercise of the transferred option. In addition, prior to the exercise of a transferred option by a transferee, arrangements must be made by the Participant with Kodak for the payment of all payroll and withholding taxes.

            7. Terms and Conditions of Transferred Option. Upon transfer, a nonqualified stock option continues to be governed by and subject to the terms and conditions of the Plan and the option's applicable Administrative Guide and Award Notice. A transferee of a nonqualifed stock option is entitled to the same rights as the Participant to whom such nonqualifed stock options was awarded, as if no transfer had taken place. Accordingly, the rights of the transferee are subject to the terms and conditions of the original grant to the Participant, including provisions relating to expiration date, exercisability, option price and forfeiture.

            8. Notice to Transferees. Kodak shall be under no obligation to provide a transferee with any notice regarding the transferred options held by the transferee upon forfeiture or any other circumstance.

            9. Immediate Family Member. For purposes of this Section 17, the term "Immediate Family Member" shall mean the Participant's spouse, children or grandchildren, whether natural, step or adopted children or grandchildren.

                                                             Exhibit (10) H.

                           EASTMAN KODAK COMPANY

                   MANAGEMENT VARIABLE COMPENSATION PLAN



Article                                                   Page

1.   Purpose, Effective Date and Term of Plan              17

2.   Definitions                                           17

3.   Eligibility                                           22

4.   Plan Administration                                   22

5.   Forms of Awards                                       23

6.   Determination of Awards for a Performance Period      23

7.   Payment of Awards for a Performance Period            25

8.   Deferral of Awards                                    26

9.   Additional Awards                                     26

10.  Change In Ownership                                   27

11.  Change In Control                                     27

12.  Shares Subject to the Plan                            28

13.  Miscellaneous                                         29



                         1996, Eastman Kodak Company

ARTICLE 1  --  PURPOSE, EFFECTIVE DATE AND TERM OF PLAN

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

2.9    CEO

"CEO" means the Chief Executive Officer of Kodak.

2.10   Change In Control

"Change In Control" means a change in control of Kodak of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item 1(a) of the Current Report on Form 8-K, as in effect on August 1, 1989, pursuant to Section 12 or 15(d) of the Exchange Act; provided that, without limitation, a Change In Control shall be deemed to have occurred at such time as (i) any "person" within the meaning of Section 13(d) of the Exchange Act, other than Kodak, a Subsidiary, or any employee benefit plan(s) sponsored by Kodak or any Subsidiary, is or has become the "beneficial owner," as defined in Rule 12d-3 under the Exchange Act, directly or indirectly, of 25% or more of the combined voting power of the outstanding securities of Kodak ordinarily having the right to vote at the election of directors, or (ii) individuals who constitute the Board on January 1, 1995 (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to January 1, 1995 whose election, or nomination for election by Kodak's shareholders, was approved by a vote of at least three- quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of Kodak in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this Plan, considered as though such person were a member of the Incumbent Board.

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

            (2) Any person employed by the Company who: (i) is disabled and receiving benefits under the Short Term Disability Plan on January 1, 1997; (ii) does not have a "Continuous Disability" (as defined in Section 2.06 of the Short Term Disability Plan) as a result of such disability for a period in excess of 180 days; (iii) returns to work for the Company prior to March 14, 1997, (iv) is offered a position of employment by Danka; (vi) accepts such offer of employment; and (vi) is employed by Danka prior to March 14, 1997; and

            (3) Any person employed by the Company who: (i) is on a leave of absence on January 1, 1997; (ii) returns to work for the Company prior to March 14, 1997, (iii) is offered a position of employment by Danka; (iv) accepts such offer of employment; and (v) is employed by Danka prior to March 14, 1997.

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

13.10  Compliance with Section 162(m)

If any provision of the Plan would cause the Awards granted to a Covered Person not to constitute qualified Performance- Based Compensation under
Section 162(m) of the Code, that provision, insofar as it pertains to the Covered Person, shall be severed from, and shall be deemed not to be a part of, this Plan, but the other provisions hereof shall remain in full force and effect.

                                                             Exhibit (10) I.


                  EASTMAN KODAK COMPANY BOARD OF DIRECTORS
              EXECUTIVE COMPENSATION AND DEVELOPMENT COMMITTEE

                             February 13, 1997


       RESOLVED: That Section 19.1 of the Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan is hereby amended to read as follows:

19.1   Nonassignability

       (a). In General. Except as otherwise determined by the Committee or as otherwise provided in Subsection (b) below, no Awards or any other payment under the Plan shall be subject to any manner to alienation, anticipation, sale, transfer (except by will or the laws of descent and distribution), assignment, pledge, or encumbrance, nor shall any Award be payable to or exercisable by anyone other than the Participant to whom it was granted.

       (b). Nonqualified Stock Options. The Committee shall have the discretionary authority to grant Awards of nonqualified stock options or amend outstanding Awards of nonqualified stock options to provide that they be transferable, subject to such terms and conditions as the Committee shall establish. In addition to any such terms and conditions, the following terms and conditions shall apply to all transfers of nonqualified stock options:

            1. Permissible Transferors. The only Participants permitted to transfer their nonqualified stock options are those Participants who are corporate officers of Kodak on the date of the transfer of their nonqualified stock option.

            2. Permissible Transferees. Transfers shall only be permitted to: (i) the Participant's "Immediate Family Members," as that term is defined in Subsection (b)(9) below; (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; or (iii) a family partnership or family limited partnership in which such Immediate Family Members are the only partners.

            3. No Consideration. All transfers shall be made for no consideration.

            4. Subsequent Transfers. Once a Participant transfers a nonqualified stock option, any subsequent transfer of such transferred option shall, notwithstanding Section 19.1(b)(1) to the contrary, be permitted provided, however, such subsequent transfer complies with all of the terms and conditions of this Section 19.1, with the exception of
                 Section 19.1(b)(1).

            5. Transfer Agent. In order for a transfer to be effective, the Committee's designated transfer agent must be used to effectuate the transfer. The costs of such transfer agent shall be borne solely by the transferor.

            6. Withholding. In order for a transfer to be effective, a Participant must agree in writing prior to the transfer on a form provided by Kodak to pay any and all payroll and withholding taxes due upon exercise of the transferred option. In addition, prior to the exercise of a transferred option by a transferee, arrangements must be made by the Participant with Kodak for the payment of all payroll and withholding taxes.

            7. Terms and Conditions of Transferred Option. Upon transfer, a nonqualified stock option continues to be governed by and subject to the terms and conditions of the Plan and the option's applicable Administrative Guide and Award Notice. A transferee of a nonqualifed stock option is entitled to the same rights as the Participant to whom such nonqualifed stock options was awarded, as if no transfer had taken place. Accordingly, the rights of the transferee are subject to the terms and conditions of the original grant to the Participant, including provisions relating to expiration date, exercisability, option price and forfeiture.

            8. Notice to Transferees. Kodak shall be under no obligation to provide a transferee with any notice regarding the transferred options held by the transferee upon forfeiture or any other circumstance.

            9. Immediate Family Member. For purposes of this Section 19.1, the term "Immediate Family Member" shall mean the Participant's spouse, children or grandchildren, whether natural, step or adopted children or grandchildren.

                                                             Exhibit (10) P.

                           EASTMAN KODAK COMPANY
                           1997 STOCK OPTION PLAN


Article                                               Page

1.   Purpose and Term of Plan                          34

2.   Definitions                                       34

3.   Eligibility                                       35

4.   Plan Administration                               35

5.   Form of Awards                                    36

6.   Shares Subject to Plan                            36

7.   Stock Options                                     36

8.   Miscellaneous                                     37





















                        1997, Eastman Kodak Company

ARTICLE 1  --  PURPOSE AND TERM OF PLAN

1.1    Purpose

The purpose of the Plan is to provide motivation to the corporate officers of Kodak to put forth maximum efforts toward the continued growth, profitability, and success of Kodak by providing incentives through the ownership and performance of the Common Stock of Kodak. Toward this objective, the Committee may grant stock options to the corporate officers of Kodak on the terms and subject to the conditions set forth in the Plan.

1.2    Term

The Plan shall become effective on February 13, 1997. Awards shall not be granted pursuant to the Plan after December 31, 1997.



ARTICLE 2  --  DEFINITIONS

2.1    Award

"Award" means any stock option granted under the Plan to a Participant by the Committee pursuant to the terms, conditions, restrictions and limitations of the Plan and those that the Committee may establish by the Award Notice or otherwise.

2.2    Award Notice

"Award Notice" means a written notice from Kodak to a Participant that establishes the terms, conditions, restrictions, and/or limitations applicable to an Award in addition to those established by this Plan and by the Committee's exercise of its administrative powers.

2.3    Board

"Board" means the Board of Directors of Kodak.

2.4    Code

"Code" means the Internal Revenue Code of 1986, as amended from time to time, including regulations thereunder and successor provisions and regulations thereto.

2.5    Committee

"Committee" means the Executive Compensation and Development Committee of the Board, or such other Board committee as may be designated by the Board to administer the Plan; provided that the Committee shall consist of three or more directors, all of whom are a "Non-Employee Director" within the meaning of Rule 16b-3 under the Exchange Act.

2.6    Common Stock

"Common Stock" means common stock, $2.50 par value per share, of Kodak.

2.7    Effective Date

"Effective Date" means the date an Award is determined to be effective by the Committee upon its grant of such Award.

2.8    Exchange Act

"Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, including rules thereunder and successor provisions and rules thereto.

2.9    Kodak

"Kodak" means Eastman Kodak Company.

2.10   Participant

"Participant" means any corporate officer of Kodak to whom an Award has been granted by the Committee under the Plan.

2.11   Plan

"Plan" means the Eastman Kodak Company 1997 Stock Option Plan.



ARTICLE 3  --  ELIGIBILITY

3.1    In General

All of the corporate officers of Kodak are eligible to participate in the Plan. The Committee shall select, from time to time, Participants from those corporate officers who, in the opinion of the Committee, can further the Plan's purposes. Once a Participant is so selected, the Committee shall determine the size of the Award(s) to be made to the Participant and shall establish in the related Award Notice(s) the terms, conditions, restrictions and/or limitations, if any, applicable to the Award(s) in addition to those set forth in this Plan and any administrative rules and regulations issued by the Committee.



ARTICLE 4  --  PLAN ADMINISTRATION

4.1    Responsibility

The Committee shall have total and exclusive responsibility to control, operate, manage and administer the Plan in accordance with its terms.

4.2    Authority of the Committee

The Committee shall have all the authority that may be necessary or helpful to enable it to discharge its responsibilities with respect to the Plan. Without limiting the generality of the preceding sentence, the Committee shall have the exclusive right to: (a) interpret the Plan; (b) determine eligibility for participation in the Plan; (c) decide all questions concerning eligibility for and the amount of Awards payable under the Plan;
(d) construe any ambiguous provision of the Plan; (e) correct any default;
(f) supply any omission; (g) reconcile any inconsistency; (h) issue administrative guidelines as an aid to administer the Plan and make changes in such guidelines as it from time to time deems proper; (i) make regulations for carrying out the Plan and make changes in such regulations as it from time to time deems proper; (j) determine whether Awards should be granted singly, in combination or in tandem; (k), to the extent permitted under the Plan, grant waivers of Plan terms, conditions, restrictions, and limitations; (l) accelerate the vesting, exercise, or payment of an Award when such action or actions would be in the best interest of Kodak; and (m) take any and all other action it deems necessary or advisable for the proper operation or administration of the Plan.

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

4.4    Action by the Committee

The Committee may act only by a majority of its members. Any determination of the Committee may be made, without a meeting, by a writing or writings signed by all of the members of the Committee. In addition, the Committee may authorize any one or more of its number to execute and deliver documents on behalf of the Committee.

4.5    Delegation of Authority

The Committee may delegate some or all of its authority under the Plan to any person or persons so long as such delegation is in writing; provided, however, that only the Committee may select and grant Awards to Participants who are subject to Section 16 of the Exchange Act.



ARTICLE 5  --  FORM OF AWARDS

5.1    In General

Awards shall be paid in the form of stock options pursuant to Article 7. All Awards shall be subject to the terms, conditions, restrictions and limitations of the Plan. The Committee may, in its sole judgment, subject an Award to such other terms, conditions, restrictions and/or limitations (including, but not limited to, the time and conditions of exercise and restrictions on transferability and vesting), provided they are not inconsistent with the terms of the Plan.



ARTICLE 6  --  SHARES  SUBJECT TO PLAN

6.1    Available Shares

The maximum number of shares of Common Stock, $2.50 par value per share, of Kodak which shall be available for grant of Awards under the Plan during its term shall not exceed 2,000,000. (Such amount shall be subject to adjustment as provided in Section 6.2.) Any shares of Common Stock related to Awards which terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, are settled in cash in lieu of Common Stock, or are exchanged with the Committee's permission for Awards not involving Common Stock, shall not be available again for grant under the Plan. The shares of Common Stock available for issuance under the Plan shall be treasury shares.

6.2    Adjustment to Shares

If the number of outstanding shares of Common Stock shall, at any time, be increased or decreased or changed or converted into cash or other property as a result of (a) any subdivision or consolidation of shares, stock dividend, stock split, recapitalization, reclassification or similar capital adjustment or (b) any combination, exchange of shares or similar event arising from Kodak's participation in any corporate merger, consolidation, or similar transaction in which Kodak is the surviving entity and is not substantially or completely liquidated, the number and kind of shares with respect to which an Award may thereafter be exercised and the exercise price shall be appropriately adjusted by the Committee. Any fractional shares resulting from such adjustments shall be disregarded.



ARTICLE 7  --  STOCK OPTIONS

7.1    In General

Awards may be granted under the Plan by the Committee in the form of stock options. These stock options shall be non- qualified stock options (i.e., stock options which are not incentive stock options).

7.2    Terms and Conditions of Stock Options

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

7.3    Additional Terms and Conditions

The Committee may, by way of the Award Notice or otherwise, establish such other terms, conditions, restrictions and/or limitations, if any, of any stock option Award, provided they are not inconsistent with the Plan.

7.4    Exercise

Upon exercise, the option price of a stock option may be paid in cash, shares of Common Stock, a combination of the foregoing, or such other consideration as the Committee may deem appropriate. The Committee shall establish appropriate methods for accepting Common Stock, whether restricted or unrestricted, and may impose such conditions as it deems appropriate on the use of such Common Stock to exercise a stock option. Stock options awarded under the Plan may be exercised by way of Kodak's broker-assisted stock option exercise program, provided such program is available at the time of the option's exercise. The Committee may permit a Participant to satisfy any amounts required to be withheld under applicable Federal, state and local tax laws, in effect from time to time, by electing to have withhold a portion of the shares of Common Stock to be delivered for the payment of such taxes.



ARTICLE 8  --  MISCELLANEOUS

8.1    Nonassignability

(a). In General. Except as otherwise determined by the Committee or as otherwise provided in Subsection (b) below, no Awards or any other payment under the Plan shall be subject to any manner to alienation, anticipation, sale, transfer (except by will or the laws of descent and distribution), assignment, pledge, or encumbrance, nor shall any Award be payable to or exercisable by anyone other than the Participant to whom it was granted.

(b). Exception. The Committee shall have the discretionary authority to grant Awards or amend outstanding Awards to provide that they be transferable, subject to such terms and conditions as the Committee shall establish. In addition to any such terms and conditions, the following terms and conditions shall apply to all transfers of
       Awards:

       1.   Permissible Transferees.  Transfers shall only be permitted to:
            (i) the Participant's "Immediate Family Members," as that term is defined in Subsection (b)(8) below; (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; or
            (iii) a family partnership or family limited partnership in which such Immediate Family Members are the only partners.

       2. No Consideration. All transfers shall be made for no consideration.

       3. Subsequent Transfers. Once a Participant transfers an Award, any subsequent transfer of such transferred Award shall be permitted provided, however, such subsequent transfer complies with all of the terms and conditions of this Section 8.1.

       4. Transfer Agent. In order for a transfer to be effective, the Committee's designated transfer agent must be used to effectuate the transfer. The costs of such transfer agent shall be borne solely by the transferor.

       5. Withholding. In order for a transfer to be effective, a Participant must agree in writing prior to the transfer on a form provided by Kodak to pay any and all payroll and withholding taxes due upon exercise of the transferred Award. In addition, prior to the exercise of a transferred Award by a transferee, arrangements must be made by the Participant with Kodak for the payment of all payroll and withholding taxes.

       6. Terms and Conditions of Transferred Awards. Upon transfer, an Award continues to be governed by and subject to the terms and conditions of the Plan and the Award's Award Notice. A transferee of an Award is entitled to the same rights as the Participant to whom such Award was awarded, as if no transfer had taken place. Accordingly, the rights of the transferee are subject to the terms and conditions of the original grant to the Participant, including provisions relating to expiration date, exercisability, option price and forfeiture.

       7. Notice to Transferees. Kodak shall be under no obligation to provide a transferee with any notice regarding the transferred Award held by the transferee upon forfeiture or any other circumstance.

       8. Immediate Family Member. For purposes of this Section 8.1, the term "Immediate Family Member" shall mean the Participant's spouse, children or grandchildren, whether natural, step or adopted children or grandchildren.

8.2    Withholding Taxes

The Company shall be entitled to deduct from any payment under the Plan, regardless of the form of such payment, the amount of all applicable income and employment taxes required by law to be withheld with respect to such payment or may require the Participant to pay to it such tax prior to and as a condition of the making of such payment. In accordance with any applicable administrative guidelines it establishes, the Committee may allow a Participant to pay the amount of taxes required by law to be withheld from an Award by withholding from any payment of Common Stock due as a result of such Award, or by permitting the Participant to deliver to Kodak, shares of Common Stock having a fair market value, as determined by the Committee, equal to the amount of such required withholding taxes.

8.3    Amendments to Awards

The Committee may at any time unilaterally amend any unexercised, unearned, or unpaid Award, including, but not by way of limitation, Awards earned but not yet paid, to the extent it deems appropriate; provided, however, that any such amendment which, in the opinion of the Committee, is adverse to the Participant shall require the Participant's consent.

8.4    Regulatory Approvals and Listings

Notwithstanding anything contained in this Plan to the contrary, Kodak shall have no obligation to issue or deliver certificates of Common Stock evidencing any Award resulting in the payment of Common Stock prior to (i) the obtaining of any approval from any governmental agency which Kodak shall, in its sole discretion, determine to be necessary or advisable, (ii) the admission of such shares to listing on the stock exchange on which the Common Stock may be listed, and (iii) the completion of any registration or other qualification of said shares under any state or Federal law or ruling of any governmental body which Kodak shall, in its sole discretion, determine to be necessary or advisable.

8.5    No Right to Continued Employment or Grants

Participation in the Plan shall not give a Participant any right to remain in the employ of Kodak. Kodak reserves the right to terminate any employee at any time. Further, the adoption of this Plan shall not be deemed to give any employee or any other individual any right to be selected as a Participant or to be granted an Award.

8.6    Amendment/Termination

The Committee may suspend or terminate the Plan at any time with or without prior notice. In addition, the Committee may at any time and from time to time, with or without prior notice, amend the Plan in any manner.

8.7    Governing Law

The Plan shall be governed by and construed in accordance with the laws of the State of New York, except as superseded by applicable Federal Law.

8.8    No Right, Title, or Interest in Company Assets

No Participant shall have any rights as a shareholder as a result of participation in the Plan until the date of issuance of a stock certificate in his or her name, and, in the case of restricted shares of Common Stock, such rights are granted to the Participant under the Plan. To the extent any person acquires a right to receive payments from Kodak under the Plan, such rights shall be no greater than the rights of an unsecured creditor of Kodak and the Participant shall not have any rights in or against any specific assets of Kodak. All of the Awards granted under the Plan shall be unfunded.

8.9    Section 16 of the Exchange Act

In order to avoid any Exchange Act violations, the Committee may, from time to time, impose additional restrictions upon an Award, including but not limited to, restrictions regarding tax withholdings and restrictions regarding the Participant's ability to exercise Awards under Kodak's broker-assisted exercise program.

8.10   No Guarantee of Tax Consequences

No person connected with the Plan in any capacity, including, but not limited to, Kodak and its directors, officers, agents and employees makes any representation, commitment, or guarantee that any tax treatment, including, but not limited to, Federal, state and local income, estate and gift tax treatment, will be applicable with respect to amounts paid to or for the benefit of a Participant under the Plan, or that such tax treatment will apply to or be available to a Participant on account of participation in the Plan.

8.11   Other Benefits

No Award granted under the Plan shall be considered compensation for purposes of computing benefits under any retirement plan of Kodak nor affect any benefits or compensation under any other benefit or compensation plan of Kodak now or subsequently in effect.

                                                              Exhibit (11)

                       Eastman Kodak Company and Subsidiary Companies
                          Computation of Earnings Per Common Share
                                                             First Quarter
                                                           1997          1996
                                                         (in millions, except
                                                          per share amounts)
Earnings before income taxes                             $  225        $  421

Provision for income taxes                                   76           147
                                                         ------        ------

          Net Earnings                                   $  149        $  274
                                                         ======        ======

Average number of common shares outstanding               332.4         343.4
                                                         ------        ------

Earnings per share                                       $  .45        $  .80
                                                         ======        ======
