Form 10-Q
period 1997-06-30
EASTMAN KODAK CO
filed 1997-08-13
CIK 31235

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997

                                   or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                        June 30, 1997

Common Stock, $2.50 par value                  325,807,294

                     Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions)

                                   Second Quarter  First Half-Year
                                     1997    1996     1997    1996
REVENUES
 Sales                             $3,853  $4,117   $6,986  $7,505
 Earnings from equity
  interests and other revenues         37      85      106     143
                                   ------  ------   ------  ------
  TOTAL REVENUES                    3,890   4,202    7,092   7,648
                                   ------  ------   ------  ------

COSTS
 Cost of goods sold                 2,015   2,100    3,658   3,876
 Selling, general and
  administrative expenses           1,021   1,137    1,870   2,108
 Research and development costs       266     247      523     488
 Purchased research and
  development                           -       -      186       -
 Interest expense                      21      21       43      39
 Other costs                            9      37       29      56
                                   ------  ------   ------  ------
  TOTAL COSTS                       3,332   3,542    6,309   6,567
                                   ------  ------   ------  ------
Earnings before income taxes          558     660      783   1,081
Provision for income taxes            190     220      266     367
                                   ------  ------   ------  ------
  NET EARNINGS                     $  368  $  440   $  517  $  714
                                   ======  ======   ======  ======

Earnings per share                 $ 1.12  $ 1.30   $ 1.57  $ 2.09

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                         $5,928  $5,323   $5,931  $5,184
Net earnings                          368     440      517     714
Cash dividends declared              (144)   (135)    (291)   (272)
Other changes                           1       5       (4)      7
                                   ------  ------   ------  ------
 RETAINED EARNINGS
  at end of period                 $6,153  $5,633   $6,153  $5,633
                                   ======  ======   ======  ======

------------------------------------------------------------------
                    See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                           June 30,        Dec. 31,
                                             1997            1996

ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   371         $ 1,777
Marketable securities                          29              19
Receivables                                 2,884           2,738
Inventories                                 1,730           1,575
Deferred income tax charges                   654             644
Other                                         270             212
                                          -------         -------
 Total current assets                       5,938           6,965
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      12,814          12,585
Less: Accumulated depreciation              7,194           7,163
                                          -------         -------
 Net properties                             5,620           5,422
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated amortization
 of $399 and $366)                            624             581
Long-term receivables and other
 noncurrent assets                          1,359           1,238
Deferred income tax charges                   277             232
                                          -------         -------
 TOTAL ASSETS                             $13,818         $14,438
                                          =======         =======
-----------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,397         $ 4,116
Short-term borrowings                         874             541
Taxes - income and other                      586             603
Dividends payable                             144             133
Deferred income tax credits                    31              24
                                          -------         -------
 Total current liabilities                  5,032           5,417

OTHER LIABILITIES
Long-term borrowings                          610             599
Postemployment liabilities                  2,969           2,967
Other long-term liabilities                   853             659
Deferred income tax credits                    74             102
                                          -------         -------
 Total liabilities                          9,538           9,704

SHAREHOLDERS' EQUITY
Common stock at par*                          978             978
Additional capital paid in or
 transferred from retained earnings           911             910
Retained earnings                           6,153           5,931
Accumulated translation adjustment            (60)             75
                                          -------         -------
                                            7,982           7,894
Less: Treasury stock at cost*               3,702           3,160
                                          -------         -------
 Total shareholders' equity                 4,280           4,734
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $13,818         $14,438
                                          =======         =======

* Common stock: $2.50 par value, 950 million shares authorized, 391 million shares issued as of June 30, 1997 and as of December 31, 1996. Treasury stock at cost consists of approximately 65 million shares at June 30, 1997 and 59 million shares at December 31, 1996.
-----------------------------------------------------------------
                    See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
                                                   First Half-Year
                                                     1997    1996

Cash flows from operating activities:
Net earnings                                       $  517  $  714
Adjustments to reconcile above earnings to
net cash provided by operating activities,
excluding the effect of initial consolidation
of acquired companies:
  Depreciation and amortization                       390     442
  Purchased research and development                  186       -
  Benefit for deferred taxes                          (68)    (22)
  (Gain) loss on sale and retirement of properties    (16)     40
  Increase in receivables                            (197)   (166)
  Increase in inventories                            (193)   (310)
  (Decrease) increase in liabilities excluding
   borrowings                                        (366)     73
  Other items, net                                   (160)   (138)
                                                   ------  ------
    Total adjustments                                (424)    (81)
                                                   ------  ------
    Net cash provided by operating activities          93     633
                                                   ------  ------

Cash flows from investing activities:
  Additions to properties                            (678)   (532)
  Proceeds from sale of properties
   and investments                                     54      44
  Acquisitions, net of cash acquired                 (316)      -
  Marketable securities - sales                        10      35
  Marketable securities - purchases                     -     (16)
  Cash flows related to sales of non-imaging
   health businesses                                  (65)     (1)
                                                   ------  ------
    Net cash used in investing activities            (995)   (470)
                                                   ------  ------

Cash flows from financing activities:
  Net increase (decrease) in borrowings
   with original maturity of
   90 days or less                                    540    (206)
  Proceeds from other borrowings                      699     853
  Repayment of other borrowings                      (865)   (659)
  Dividends to shareholders                          (280)   (274)
  Exercise of employee stock options                   82     124
  Stock repurchases                                  (659)   (827)
                                                   ------  ------
    Net cash used in financing activities            (483)   (989)
                                                   ------  ------
Effect of exchange rate changes on cash               (21)      2
                                                   ------  ------

Net decrease in cash and cash equivalents          (1,406)   (824)
Cash and cash equivalents, beginning of year        1,777   1,764
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  371  $  940
                                                   ======  ======
-----------------------------------------------------------------
                    See Notes to Financial Statements

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

In connection with the acquisition, the Company recorded a pre-tax charge of $186 million in purchased research and development expense in the first quarter. The amount attributed to purchased research and development was determined by a nationally recognized independent valuation firm through established valuation techniques in the high technology document imaging industry. The amount was expensed upon acquisition as the technology has not reached technological feasiblity and has no alternative future use.



                                  David J. FitzPatrick,
                                  Controller and Vice President
                                  August 13, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except earnings per share)

                                 Second Quarter          First Half-Year
                              1997    1996  Change     1997    1996 Change

Sales                       $3,853  $4,117   - 6%    $6,986  $7,505  - 7%
Net earnings                   368     440   -16        517     714  -28
Earnings per share            1.12    1.30   -14       1.57    2.09  -25

1997

The Company results for the first half-year include a pre-tax charge of $186 million ($.37 per share after tax) for in-process research and development (R&D) associated with the acquisition of Wang Laboratories' software unit on March 17, 1997. Excluding this charge, net earnings per share for the first half-year would have been $1.94.

1996

During the 1996 second quarter, the Company initiated a $2 billion share repurchase program which is expected to be completed by mid-year 1998.

----------------------------------------------------------------------

Sales by Industry Segment
(in millions)
                                    Second Quarter          First Half-Year
                                 1997    1996  Change     1997   1996 Change
Consumer Imaging
  Inside the U.S.              $  986  $  903   + 9%    $1,611  $1,461 +10%
  Outside the U.S.              1,135   1,124   + 1      2,012   2,021   0
                               ------  ------   ---     ------  ------ ---
Total Consumer Imaging          2,121   2,027   + 5      3,623   3,482 + 4
                               ------  ------   ---     ------  ------ ---
Commercial Imaging
  Inside the U.S.                 816   1,031   -21      1,592   1,964 -19
  Outside the U.S.                923   1,066   -13      1,785   2,074 -14
                               ------  ------   ---     ------  ------ ---
Total Commercial Imaging        1,739   2,097   -17      3,377   4,038 -16
                               ------  ------   ---     ------  ------ ---
Deduct Intersegment Sales          (7)     (7)             (14)    (15)
                               ------  ------   ---     ------  ------ ---
Total Sales                    $3,853  $4,117   - 6%    $6,986  $7,505 - 7%
                               ======  ======   ===     ======  ====== ===

-------------------------------------------------------------------------

Earnings from Operations by Industry Segment
(in millions)
                                    Second Quarter          First Half-
Year
                                 1997    1996  Change     1997    1996 Change
Consumer Imaging                 $353    $422   -16%    $  498  $  583  -15%
    Percent of Sales             16.6%   20.8%            13.7%   16.7%

Commercial Imaging               $197    $209   - 6%    $  252  $  448  -44%
    Percent of Sales             11.3%   10.0%             7.5%   11.1%
                                 ----    ----   ---     ------  ------  ---
Total Earnings from Operations   $550    $631   -13%    $  750  $1,031  -27%
                                 ====    ====   ===     ======  ======  ===

---------------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                                    Second Quarter          First Half-Year
                                 1997    1996  Change     1997    1996 Change
Gross profit                   $1,838  $2,017   - 9%    $3,328  $3,629  - 8%
    Percent of Sales             47.7%   49.0%            47.6%   48.4%
Selling, general and
 administrative expenses       $1,021  $1,137   -10%    $1,870  $2,108  -11%
    Percent of Sales             26.5%   27.6%            26.8%   28.1%
Research and development costs $  266  $  247   + 8%    $  523* $  488  + 7%
    Percent of Sales              6.9%    6.0%             7.5%    6.5%

* Excludes $186 million R&D charge associated with the purchase of Wang
Laboratories' software unit.
-------------------------------------------------------------------------

1997 COMPARED WITH 1996

Second quarter

For the second quarter of 1997, sales decreased 6% compared with the second quarter of 1996, due to the sale of the Office Imaging business on December 31, 1996. With Office Imaging sales excluded from both years, sales were up 2% on a year-over-year basis, or up 5% excluding the effects of the stronger dollar.

Sales in the Consumer Imaging segment increased 5%, due to higher unit volumes partially offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Excluding the impact of the stronger dollar, sales would have increased 8%. Sales inside the U.S. increased 9%, or $83 million, of which $40 million are a result of the Company's acquisition of Fox Photo, Inc. in October, 1996. Sales outside the U.S. increased 1%, due to higher unit volumes offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Worldwide film sales increased 2%, as a 9% volume increase was largely offset by lower prices and negative foreign exchange. U.S. film sales were essentially level, with 4% volume growth offset by lower prices, principally in the one-time-use camera category. Outside the U.S., film sales increased 3%, with a 15% volume growth partially offset by lower prices and the unfavorable effects of foreign currency rate changes.

Worldwide color paper sales decreased 2%, as 11% volume gains were more than offset by negative price and unfavorable foreign exchange. U.S. sales decreased 15%, driven by a 7% decline in volumes and lower prices caused by recent consolidation of the U.S. photofinishing industry. While this unfavorable year-over-year comparison will continue for the balance of 1997, we expect the magnitude of the decline to lessen in the second half. Paper sales outside the U.S. increased 6%, driven by a 21% volume increase partially offset by lower price and unfavorable foreign exchange. Sales increases reflect the impact of continuing growth in emerging markets.

Sales in the Commercial Imaging segment decreased 17%, largely due to the sale of the Office Imaging business. Excluding the sales of Office Imaging from both years, sales decreased 2% (or increased 1% excluding the effects of the stronger dollar), as higher unit volumes were more than offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes.

Earnings from operations for the Company decreased 13%, as the benefits of higher unit volumes, reduced selling, general and administrative expenses and manufacturing productivity were more than offset by lower effective selling prices, the unfavorable effects of foreign currency rate changes and write-offs of first generation Advantix camera tooling and parts.

Earnings from operations in the Consumer Imaging segment decreased 16%, as the benefits of higher unit volumes were more than offset by lower effective selling prices, the unfavorable effects of foreign currency rate changes and increased year-over-year losses from the Company's Advantix business. The increased Advantix losses reflect principally continued investment to ensure system success and a charge of $25 million ($.05 per share after tax) to write off tooling and parts for some first generation Advantix cameras. The Company expects losses attributable to Advantix in 1997 to exceed those of 1996.

Earnings from operations in the Commercial Imaging segment decreased 6% as the benefits of reduced selling, general and administrative expenses and manufacturing productivity were more than offset by lower unit volumes, lower effective selling prices and the unfavorable effects of foreign currency rate changes. Excluding the effects of the stronger dollar, earnings from operations would have increased.

Improvements in Entertainment Imaging and Kodak Professional were insufficient to offset reduced earnings in Business Imaging, Health Imaging and Digital & Applied Imaging. In Digital & Applied Imaging, losses were higher in the 1997 second quarter compared with a year ago and the rate of sales growth slowed during the period. Increased expenses on a year-over-year basis reflecting the costs of integrating acquisitions, the largest of which was the Company's purchase of Wang Laboratories' software unit, also contributed to decreased earnings primarily in the Company's Business Imaging Systems business unit. In that unit, sales declined 3% on a year-over-year basis with level volume offset by negative exchange. Kodak Professional continues its long-term strategy to improve its cost structure while leveraging its strong product portfolio, including computer-to-plate technology, improved color reversal films and digital proofing systems. Strategic alliances, such as the one recently announced with Heidelberg, should also improve performance over the long haul. Health Imaging worldwide revenues were down 7% on modest volume growth, unfavorable foreign exchange and continuing price pressures in the medical X-ray line of products. Price pressures and unfavorable foreign exchange caused a year-over-year earnings decline. Entertainment Imaging continues its excellent performance, with strong top line growth and record quarterly earnings.

For the second quarter of 1997, earnings from equity interests and other revenues decreased $48 million primarily due to a reduction in interest income attributable to lower average cash balances. Other costs decreased $28 million due primarily to lower reportable foreign exchange costs. The increase in the effective tax rate from 33% in the second quarter of 1996 to 34% in the second quarter of 1997 was primarily due to the effect, on the 1996 rate, of the expected increased utilization of certain foreign tax loss carryforwards.

Year to date

For the first half of 1997, sales decreased 7% compared with the first half of 1996, due to the sale of the Office Imaging business on December 31, 1996. With Office Imaging sales excluded from both years, sales were up 2% on a year-over-year basis, or up 5% excluding the effects of the stronger dollar.

Sales in the Consumer Imaging segment increased 4%, as higher unit volumes were partially offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Excluding the impact of the stronger dollar, sales would have increased 7%. Sales inside the U.S. increased 10%, or $150 million, of which $73 million are a result of the Company's acquisition of Fox Photo, Inc. in October, 1996. Sales outside the U.S. were level, as higher unit volumes were offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes.

Worldwide film sales increased 2%, as an 11% volume increase was largely offset by lower prices and unfavorable foreign exchange. U.S. film sales increased 6%, with 10% volume growth partially offset by lower prices. Outside the U.S., film sales decreased 1%, with a 12% volume growth more than offset by lower prices and unfavorable foreign exchange.

Worldwide color paper sales decreased 3%, as 9% volume gains were more than offset by negative price and unfavorable exchange. U.S. sales decreased 16%, driven by lower prices and a 7% decline in volumes caused by recent consolidation of the U.S. photofinishing industry. Paper sales outside the U.S. increased 4%, driven by an 18% volume increase partially offset by lower price and unfavorable foreign exchange. Sales increases reflect the impact of continuing growth in emerging markets.

Sales in the Commercial Imaging segment decreased 16%, largely due to the sale of the Office Imaging business. Excluding the sales of Office Imaging from both years, sales decreased 1% (or increased 2% excluding the effects of the stronger dollar), as higher unit volumes were more than offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes.

Earnings from operations for the Company decreased 27%, as the benefits of reduced selling, general and administrative expenses, higher unit volumes and manufacturing productivity were more than offset by lower effective selling prices, the R&D charge associated with the purchase of Wang Laboratories' software unit in the first quarter 1997, the unfavorable effects of foreign currency rate changes and write-offs of first generation Advantix camera tooling and parts. Excluding the R&D charge associated with the purchase of Wang Laboratories' software unit, earnings from operations decreased 9%. Losses on the Company's digital products portfolio, which are in both the Commercial and Consumer segments, were in excess of $100 million for the first six months and larger than the comparable 1996 period.

Earnings from operations in the Consumer Imaging segment decreased 15%, as the benefits of higher unit volumes were more than offset by lower effective selling prices, the unfavorable effects of foreign currency rate changes and increased year-over-year losses from the Company's Advantix business.

Earnings from operations in the Commercial Imaging segment decreased 44%, as the benefits of reduced selling, general and administrative expenses were more than offset by the R&D charge associated with the purchase of Wang Laboratories' software unit in the first quarter 1997, lower effective selling prices, lower unit volumes and the unfavorable effects of foreign currency rate changes. Excluding the R&D charge associated with the purchase of Wang Laboratories' software unit, earnings from operations decreased 2%. Improvements in Entertainment Imaging and Kodak Professional were insufficient to offset reduced earnings in Business Imaging, Health Imaging and Digital & Applied Imaging.

For the first half of 1997, earnings from equity interests and other revenues decreased $37 million primarily due to a reduction in interest income attributable to lower average cash balances. Other costs decreased $27 million due primarily to lower reportable foreign exchange costs.

With the Company facing continuing pressure from the effect of the stronger dollar compared with 1996, encountering price pressures, making investments to support the Advantix system and experiencing widening losses in digital products, it is unlikely full year 1997 earnings per share will exceed $4.50 (the 1996 earnings per share, adjusted to exclude: $358 million ($256 million after tax) of restructuring costs, a $387 million loss ($252 million after tax) related to the sale of the Office Imaging business, and a gain on the sale of discontinued operations of $277 million).

-------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Available cash reserves and cash from operations have been and will be used to complete the $2 billion stock repurchase program.

Net cash provided by operating activities for the first half of 1997 was $93 million, as net earnings of $517 million, which included non-cash expenses for depreciation and amortization of $390 million and a $186 million R&D charge associated with the purchase of Wang Laboratories' software unit, were offset by decreases in liabilities (excluding borrowings) of $366 million, a $197 million increase in receivables and a $193 million increase in inventories. Net cash used in investing activities of $995 million for the first half of 1997 was due primarily to additions to properties of $678 million and acquisitions, net of cash acquired, of $316 million. Net cash used in financing activities of $483 million for the first half of 1997 was primarily due to $659 million of stock repurchases and $280 million of dividend payments.

During the second quarter of 1997, a cash dividend of $144 million (44 cents per share) was declared on the Company's common stock, versus $135 million (40 cents per share) a year ago. Total cash dividends declared for the year-to-date periods of 1997 and 1996 amounted to $291 million (88 cents per share) and $272 million (80 cents per share), respectively.

Cash, cash equivalents and marketable securities were $400 million at the end of the second quarter, compared with $1,796 million at year-end 1996. Net working capital at the end of the quarter was $906 million, compared with $1,548 million at year-end 1996. Both decreases are primarily attributable to the stock repurchase program and the acquisition of Wang Laboratories' software unit.

Capital additions for the second quarter of 1997 were $369 million compared with $282 million for the second quarter of 1996. For the first half of 1997, capital additions were $678 million versus $532 million a year ago.

-------------------------------------------------------------------------

OTHER

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This standard replaces primary earnings per share with basic earnings per share and requires presentation of diluted EPS as well as a reconciliation of basic earnings per share to diluted earnings per share. The Company plans to adopt SFAS No. 128 in the fourth quarter of 1997 and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS No. 128. The Company does not expect this statement to have a material impact on its earnings per share.

-------------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as "expects" and "is unlikely." The sentence in this report that reads, in part, "... it is unlikely full year 1997 earnings per share will exceed $4.50 ..." is a forward-looking statement.

Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward-looking statements contained in this report, the Company believes that it is subject to a number of risk factors, including: the Company's ability to implement its product strategies (including strategies for digital products and Advantix products) and to develop its business in emerging markets; competitive actions; the nature and pace of technological development; fluctuations in foreign currency; and general economic and business conditions.

Any forward-looking statements in this report should be evaluated in light of these important risk factors.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The 1997 Annual Meeting of Shareholders of Eastman Kodak Company was held on May 14.

A total of 266,154,146 of the Company's shares were present or represented by proxy at the meeting. This represented more than 79% of the Company's shares outstanding.

The individuals named below were elected to three-year terms as Class I
Directors:

Name                       Votes Received     Votes Withheld

Martha Layne Collins          262,590,329          3,563,817
George M. C. Fisher           262,596,596          3,557,550
Paul E. Gray                  262,622,868          3,531,278
John J. Phelan, Jr.           262,593,237          3,560,909

The individuals named below were elected to a one-year term as Class II
Directors:

Name                       Votes Received     Votes Withheld

Harry L. Kavetas              262,616,367          3,537,779
Laura D'Andrea Tyson          262,203,077          3,951,069

Alice F. Emerson, Roberto C. Goizueta, Richard S. Braddock, Karlheinz Kaske and Richard A. Zimmerman all continue as Directors of the Company.

The election of Price Waterhouse LLP as independent accountants was ratified, with 264,745,936 shares voting for, 662,626 shares voting against, and 745,584 shares abstaining.

The shareholder proposal concerning the annual election of directors was approved, with 111,342,915 shares voting for, 110,009,242 shares voting against, 5,215,434 shares abstaining, and 39,586,555 non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 16.

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the quarter ended June 30, 1997.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    August 13, 1997
                                    David J. FitzPatrick
                                    Controller and Vice President

             Eastman Kodak Company and Subsidiary Companies
           Index to Exhibits and Financial Statement Schedules


Exhibit                                                          Page
No.

(10) C. Eastman Kodak Company Deferred Compensation Plan for
Directors, as amended and restated effective July 10, 1997.        17

(11) Computation of Earnings Per Common Share.                     31

(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-Q.

                                                        Exhibit  (10) C.
                    EASTMAN KODAK COMPANY

             DEFERRED COMPENSATION PLAN FOR DIRECTORS


Article                                                     Page

Preamble                                                     20

1.    Definitions                                            20

2.    Term                                                   22

3.    Participation                                          22

4.    Deferral of Compensation                               22

5.    Deferral Elections                                     22

6.    Hypothetical Investments                               23

7.    Investment Elections                                   24

8.    Payment of Deferred Compensation                       26

9.    Administration                                         28

10.   Miscellaneous                                          28

11.   Change in Control                                      29





Amended and Restated
Effective July 10, 1997

                     Eastman Kodak Company
             Deferred Compensation Plan For Directors

                        Table of Contents

Article                                                     Page

Preamble                                                     20

1.    Definitions                                            20

2.    Term                                                   22

3.    Participation                                          22

4.    Deferral of Compensation                               22

5.    Deferral Elections                                     22
5.1   In General                                             22
5.2   Timing                                                 23
5.3   Irrevocability                                         23
5.4   Elections                                              23

6.    Hypothetical Investments                               23
6.1   Deferred Compensation Account                          23
6.2   Stock Account                                          23
6.3   Time Accounts are Credited                             23
6.4   Stock Account Crediting                                24

7.    Investment Elections                                   24
7.1   Elections                                              24
7.2   Elections into the Stock Account                       24
7.3   Elections out of the Stock Account                     25
7.4   Dividend Equivalents                                   25
7.5   Stock Dividends                                        25
7.6   Recapitalization                                       25
7.7   Distributions                                          26

8.    Payment of Deferred Compensation                       26
8.1   Background                                             26
8.2   Manner of Payment                                      26
8.3   Timing of Payments                                     26
8.4   Valuation                                              26
8.5   Payment of Deferred Compensation After Death           27

9.    Administration                                         28
9.1   Responsibility                                         28
9.2   Authority of Administrator                             28
9.3   Discretionary Authority                                28
9.4   Delegation of Authority                                28

                     Eastman Kodak Company
           Deferred Compensation Plan For Directors

                  Table of Contents Continued

Article                                                     Page


10.   Miscellaneous                                          28
10.1  Participant's Rights Unsecured                         28
10.2  Non-Assignability                                      28
10.3  Statement of Account                                   29
10.4  Amendment                                              29
10.5  Governing Law                                          29
10.6  Non Guarantee of Tax Consequences                      29
10.7  Compliance with Securities Laws                        29

11.   Change In Control                                      29
11.1  Background                                             29
11.2  Payment of Deferred Compensation                       30
11.3  Amendment On or After Change In Control                30

EASTMAN KODAK COMPANY

            DEFERRED COMPENSATION PLAN FOR DIRECTORS


Preamble

The name of this Plan is the Eastman Kodak Company Deferred Compensation Plan for Directors. Its purpose is to provide certain members of the Board of Directors of Eastman Kodak Company with an opportunity to defer compensation earned as a Director.

Article 1   Definitions

1.1   Account

"Account" means the Deferred Compensation Account or the Stock Account.

1.2   Administrator

"Administrator" means the Controller of Kodak.

1.3   Beneficiary

"Beneficiary" means the person or persons (including, but not limited to, a trust) designated as such in accordance with Section 8.5(C).

1.4   Board

"Board" means Board of Directors of Kodak.

1.5   Cash Deferrable Amount

"Cash Deferrable Amount" means that portion of the Deferrable Amount that would otherwise be paid to a Participant in cash.

1.6   Change in Control

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

1.7   Common Stock

"Common Stock" means the common stock of Kodak.

1.8   Deferrable Amount

"Deferrable Amount" means the amount of compensation (whether payable in cash or Common Stock) otherwise payable to a Participant (exclusive of expense reimbursements) for serving on the Board and attending meetings or committee meetings thereof.

1.9   Deferred Compensation Account

"Deferred Compensation Account" means the account established by Kodak for each Participant for compensation deferred pursuant to this Plan. The maintenance of individual Deferred Compensation Accounts is for bookkeeping purposes only.

1.10   Enrollment Period

"Enrollment Period" means the period designated by the Administrator each year; provided however, that the Enrollment Period for a given calendar year shall always commence and end in the year immediately prior to such calendar year.

1.11   Interest Rate

"Interest Rate" means the base rate, as reported in the "Money Rates" section of The Wall Street Journal, on corporate loans posted by at least 75% of the nation's 30 largest banks (known as the "Prime Rate").

1.12   Kodak

"Kodak" means Eastman Kodak Company.

1.13   Market Value

"Market Value" means the mean between the high and low at which the Common Stock trades as quoted in the New York Stock Exchange Composite Transactions as published in The Wall Street Journal on the day for which the determination is to be made or, if such day is not a trading day, the immediately preceding trading day.

1.14   Plan

"Plan" means the Eastman Kodak Company Deferred Compensation Plan For Directors as adopted by the Board and amended.

1.15   Participant

"Participant" means (i) any member of the Board who is not an employee of Kodak; or (ii) any former member of the Board who has a balance in an Account under the Plan.

1.16   Stock Account

"Stock Account" means the account established by Kodak for each Participant, the performance of which shall be measured by reference to the Market Value of Common Stock. The maintenance of individual Stock Accounts is for bookkeeping purposes only.

1.17   Stock Deferrable Amount

"Stock Deferrable Amount" means that portion of the Deferrable Amount that would otherwise be payable to a Participant in Common Stock.

1.18   Valuation Date

"Valuation Date" means, with regards to a Participant's Deferred
Compensation Account, the last day of each calendar month and, with regards to the Participant's Stock Account, the last business day of each calendar month.


Article 2   Term

The Plan became effective January 1, 1979.


Article 3   Participation

Only Participants shall be eligible to participate in the Plan.


Article 4   Deferral of Compensation

For any given calendar year, a Participant may make a deferral election, in accordance with the requirements of Article 5 below, to defer receipt of all or any portion of his or her Deferrable Amount to be earned during such year into his or her Accounts. Any Deferrable Amount which is so deferred shall be credited to the Participant's Accounts in accordance with Article 6 below.


Article 5   Deferral Elections

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

5.4   Elections

A deferred compensation form filed by a Participant during an Enrollment Period shall indicate: (1) the amount of the Cash Deferrable Amount to be deferred; (2) the amount of the Stock Deferrable Amount to be deferred; and (3) the allocation in whole percentages of the deferred Cash Deferrable Amount between the Deferred Compensation Account and the Stock Account. Stock Deferrable Amounts may only be deferred by a Participant into his or her Stock Account; they may not be deferred into the Participant's Deferred Compensation Account.


Article 6   Hypothetical Investments

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

  B. In accordance with Section 6.4(A) above, the Stock Account of a Participant shall be credited as follows:

     i. Cash Deferrable Amounts. In the case of elections to defer Cash Deferrable Amounts, with that number of units of Common Stock, and fractions thereof, equal to the number of full and fractional shares of Common Stock, that could be purchased with the dollar amount that would otherwise be paid to the Participant but for his or her election to defer into the Stock Account using the Market Value of the Common Stock as of the applicable date specified in Section 6.3 above.

    ii. Stock Deferrable Amounts. In the case of elections to defer Stock Deferrable Amounts, with that number of units of Common Stock equal to the number of shares of Common Stock that would otherwise be paid to the Participant but for his or her election to defer into the Stock Account.


Article 7   Investment Elections

7.1   Elections

  A. In General. Subject to Section 7.1(B) below, a Participant may make an investment election to direct that all or any portion, designated as a whole percentage, of the existing balance of one of his or her Accounts be transferred to his or her other Account, effective as of the close of business on the last day of any calendar month (hereinafter the election's "Effective Date"), by filing a written election with the Administrator on or prior to such date.

  B. Deferred Stock Deferrable Amounts. A Participant may not transfer to his or her Deferred Compensation Account any Stock Deferrable Amounts that he or she has elected to defer under the Plan. All units of Common Stock credited as a result of such amounts pursuant to Sections 7.4 or 7.5 below may, however, be transferred by the Participant to his or her Deferred Compensation Account pursuant to
     Section 7.3.

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


Article 8   Payment of Deferred Compensation

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

  A. Stock Account. Effective as of the date of a Participant's death, the entire balance of his or her Stock Account shall, notwithstanding Section 7.1(B) to the contrary, be transferred to his or her Deferred Compensation Account. For purposes of valuing the units of Common Stock subject to such a transfer, the deceased Participant's Deferred Compensation Account shall be credited with a dollar amount equal to the amount obtained by multiplying the number of units in the deceased Participant's Stock Account at the time of his or her death by the Market Value of the Common Stock on the date of his or her death. Thereafter, no amounts in the deceased Participant's Deferred Compensation Account shall be eligible for transfer to the deceased Participant's Stock Account by any person, including, but not by way of limitation, the deceased Participant's beneficiary or legal representative.

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

Article 9   Administration

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


Article 10   Miscellaneous

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


Article 11  Change in Control

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

             Eastman Kodak Company and Subsidiary Companies
                              Exhibit (11)
                Computation of Earnings Per Common Share
(in millions, except per share amounts)
                                        Second Quarter  First Half-Year
                                          1997    1996     1997    1996
Earnings before income taxes            $  558  $  660   $  783  $1,081
Provision for income taxes                 190     220      266     367
                                        ------  ------   ------  ------
    Net earnings                        $  368  $  440   $  517  $  714
                                        ======  ======   ======  ======
Average number of common shares
 outstanding                             327.4   338.2    329.9   340.8
                                        ------  ------   ------  ------
Earnings per share                      $ 1.12  $ 1.30   $ 1.57  $ 2.09
                                        ======  ======   ======  ======
