Form 10-Q
period 1997-09-30
EASTMAN KODAK CO
filed 1997-11-14
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                     September 30, 1997

Common Stock, $2.50 par value                  324,901,439

                      Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions)

                                    Third Quarter    Three Quarters
                                     1997    1996     1997     1996
REVENUES
 Sales                             $3,773  $4,149  $10,759  $11,654
 Earnings from equity
  interests and other revenues         14      30      120      173
                                   ------  ------  -------  -------
  TOTAL REVENUES                    3,787   4,179   10,879   11,827
                                   ------  ------  -------  -------

COSTS
 Cost of goods sold                 2,045   2,152    5,703    6,028
 Selling, general and
  administrative expenses           1,035   1,119    2,905    3,227
 Research and development costs       259     252      782      740
 Purchased research and
  development                           -       -      186        -
 Interest expense                      26      20       69       59
 Other costs                           70      14       99       70
                                   ------  ------  -------  -------
  TOTAL COSTS                       3,435   3,557    9,744   10,124
                                   ------  ------  -------  -------
Earnings before income taxes          352     622    1,135    1,703
Provision for income taxes            120     212      386      579
                                   ------  ------  -------  -------
  NET EARNINGS                     $  232  $  410  $   749  $ 1,124
                                   ======  ======  =======  =======

Earnings per share                 $  .71  $ 1.22  $  2.28  $  3.32

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                         $6,153  $5,633   $5,931  $ 5,184
Net earnings                          232     410      749    1,124
Cash dividends declared              (143)   (134)    (434)    (406)
Other changes                           5      (2)       1        5
                                   ------  ------   ------  -------
 RETAINED EARNINGS
  at end of period                 $6,247  $5,907   $6,247  $ 5,907
                                   ======  ======   ======  =======

-------------------------------------------------------------------
                     See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                           Sept. 30,       Dec. 31,
                                             1997            1996
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   310         $ 1,777
Marketable securities                          28              19
Receivables                                 2,703           2,738
Inventories                                 1,679           1,575
Deferred income tax charges                   662             644
Other                                         242             212
                                          -------         -------
 Total current assets                       5,624           6,965
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      12,954          12,585
Less: Accumulated depreciation              7,218           7,163
                                          -------         -------
 Net properties                             5,736           5,422
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated amortization
 of $410 and $366)                            620             581
Long-term receivables and other
 noncurrent assets                          1,337           1,238
Deferred income tax charges                   267             232
                                          -------         -------
 TOTAL ASSETS                             $13,584         $14,438
                                          =======         =======
-----------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,286         $ 4,116
Short-term borrowings                         689             541
Taxes - income and other                      640             603
Dividends payable                             143             133
Deferred income tax credits                    34              24
                                          -------         -------
 Total current liabilities                  4,792           5,417

OTHER LIABILITIES
Long-term borrowings                          627             559
Postemployment liabilities                  2,992           2,967
Other long-term liabilities                   840             659
Deferred income tax credits                    66             102
                                          -------         -------
 Total liabilities                          9,317           9,704

SHAREHOLDERS' EQUITY
Common stock at par*                          978             978
Additional capital paid in or
 transferred from retained earnings           913             910
Retained earnings                           6,247           5,931
Accumulated translation adjustment           (106)             75
                                          -------         -------
                                            8,032           7,894
Less: Treasury stock at cost*               3,765           3,160
                                          -------         -------
 Total shareholders' equity                 4,267           4,734
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $13,584         $14,438
                                          =======         =======

* Common stock: $2.50 par value, 950 million shares authorized, 391 million shares issued as of September 30, 1997 and December 31, 1996. Treasury stock at cost consists of approximately 66 million shares at September 30, 1997 and 59 million shares at December 31, 1996.
-----------------------------------------------------------------
                See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
                                                    Three Quarters
                                                     1997    1996

Cash flows from operating activities:
Net earnings                                       $  749  $1,124
Adjustments to reconcile above earnings to
net cash provided by operating activities,
excluding the effect of initial consolidation
of acquired companies:
  Depreciation and amortization                       600     661
  Purchased research and development                  186       -
  Benefit for deferred taxes                          (76)    (26)
  Loss on sale and retirement of properties             1      34
  Increase in receivables                             (57)    (61)
  Increase in inventories                            (156)   (307)
  (Decrease) increase in liabilities excluding
   borrowings                                        (285)     39
  Other items, net                                    (97)    (15)
                                                   ------  ------
    Total adjustments                                 116     325
                                                   ------  ------
    Net cash provided by operating activities         865   1,449
                                                   ------  ------

Cash flows from investing activities:
  Additions to properties                          (1,024)   (831)
  Proceeds from sale of properties                     64      66
  Acquisitions, net of cash acquired                 (318)      -
  Marketable securities - sales                        11      40
  Marketable securities - purchases                     -     (20)
  Cash flows related to sales of non-imaging
   health businesses                                  (65)     (8)
  Cash flows related to sale of Office Imaging
   business                                          (129)      -
                                                   ------  ------
    Net cash used in investing activities          (1,461)   (753)
                                                   ------  ------

Cash flows from financing activities:
  Net increase (decrease) in borrowings
   with original maturity of
   90 days or less                                    384    (219)
  Proceeds from other borrowings                    1,038   1,224
  Repayment of other borrowings                    (1,200) (1,091)
  Dividends to shareholders                          (424)   (409)
  Exercise of employee stock options                   89      84
  Stock repurchases                                  (732) (1,131)
                                                   ------  ------
    Net cash used in financing activities            (845) (1,542)
                                                   ------  ------
Effect of exchange rate changes on cash               (26)     (2)
                                                   ------  ------

Net decrease in cash and cash equivalents          (1,467)   (848)
Cash and cash equivalents, beginning of year        1,777   1,764
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  310  $  916
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

NOTE 2:  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations. Refer to Item 1, Legal Proceedings, on page 14.

NOTE 3:  ACQUISITIONS AND JOINT VENTURES

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

On September 2, 1997, the Company announced the completion of a program to increase its stake in Chinon Industries, Inc. from 12% to 50.1%. The Company's consolidated financial statements include the accounts of Chinon beginning September 2. Kodak and Chinon closely collaborate on the development and production of digital cameras; Chinon also produces Kodak's IL-500 scanner. Kodak and Chinon will continue to collaborate on engineering and development of digital cameras and scanners.

NOTE 4:  SUBSEQUENT EVENTS

On October 2, 1997, the Company purchased CPI's 49% minority stake in the Fox Photo, Inc. joint venture, thereby increasing Kodak's equity interest in Fox to 100%. The Company paid $10 million cash at closing and gave a $43.9 million note due on January 4, 1999.

On October 15, 1997, the Company and Sun Chemical Corporation announced an agreement in principle to form a new joint venture company, Kodak Polychrome Graphics, that will supply film, paper, conventional and computer-to-plate solutions, processing chemistry and digital color proofing products to the global graphic arts market. The transaction will combine Kodak's Graphics Systems Markets business, currently part of the Kodak Professional Division, with Sun Chemical's Polychrome Division to form Kodak Polychrome Graphics.

The parties plan to complete the transaction by year end, subject to regulatory approval as required, and the satisfaction of other customary closing conditions. Approximately 800 employees from Kodak's Graphics Systems Markets unit will join approximately 1,800 employees from Polychrome to form Kodak Polychrome Graphics. Several sites are being considered for the location of the new headquarters and details will be announced once a decision has been reached.

On November 11, 1997, the Company disclosed a variety of actions to bring about cost reductions. The Company reported the following:
     Actions are under way which are expected to result in a reduction of at least $1 billion from the Company's total cost structure over the next two years, with half of the reduction realized by year-end 1998 and the balance by year-end 1999;
     Management will recommend to the Board of Directors a restructuring charge of at least $1 billion pre-tax (about $2.00 per share after tax) during the fourth quarter of 1997, in connection with this cost reduction program;
     Current analysis indicates that about one-half of the charge is related to employment reductions and one-half is related to write-downs of assets;
     Current analysis indicates that about 10,000 positions will be eliminated across all areas of the Company worldwide;
     The Company will cut its sales, general and administrative expense; re-focus its research and development portfolio; and reduce its cost of goods sold through manufacturing productivity gains and quality improvements.




                                  David J. FitzPatrick,
                                  Controller and Vice President
                                  November 14, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except earnings per share)

                                Third Quarter           Three Quarters
                              1997    1996  Change     1997     1996   Change
Sales                       $3,773  $4,149   - 9%   $10,759  $11,654    - 8%
Net earnings                   232     410   -43        749    1,124    -33
Earnings per share             .71    1.22   -42       2.28     3.32    -31

1997

Net earnings for the first three quarters include a pre-tax charge of $186 million ($.37 per share after tax) for in-process research and development (R&D) associated with the acquisition of Wang Laboratories' software unit on March 17, 1997. They also include a pre-tax charge of $46 million ($.09 per share after tax) taken in the third quarter as a reserve for payments that may be required in connection with the Image Technical Service, Inc. litigation relating to the sale of micrographics and copier parts (the "ITS charge"). Excluding these charges, net earnings per share for the first three quarters would have been $2.74.

1996

During the 1996 second quarter, the Company initiated a $2 billion share repurchase program. Completion of the program will depend on available cash.

------------------------------------------------------------------------

Sales by Industry Segment
(in millions)
                                    Third Quarter           Three Quarters
                                 1997    1996  Change     1997     1996 Change
Consumer Imaging
  Inside the U.S.              $  945  $  898   + 5%   $ 2,556  $ 2,359  + 8%
  Outside the U.S.              1,130   1,184   - 5      3,142    3,205  - 2
                               ------  ------   ---    -------  -------  ---
Total Consumer Imaging          2,075   2,082     0      5,698    5,564  + 2
                               ------  ------   ---    -------  -------  ---
Commercial Imaging
  Inside the U.S.                 870   1,030   -16      2,462    2,994  -18
  Outside the U.S.                837   1,046   -20      2,622    3,120  -16
                               ------  ------   ---    -------  -------  ---
Total Commercial Imaging        1,707   2,076   -18      5,084    6,114  -17
                               ------  ------   ---    -------  -------  ---
Deduct Intersegment Sales          (9)     (9)             (23)     (24)
                               ------  ------   ---    -------  -------  ---
Total Sales                    $3,773  $4,149   - 9%   $10,759  $11,654  - 8%
                               ======  ======   ===    =======  =======  ===

----------------------------------------------------------------------------

Earnings from Operations by Industry Segment
(in millions)
                                    Third Quarter           Three Quarters
                                 1997    1996  Change     1997    1996  Change
Consumer Imaging                 $325    $411   -21%    $  823  $  994   -17%
    Percent of Sales             15.7%   19.7%            14.4%   17.9%

Commercial Imaging               $109    $216   -50%    $  361  $  664   -46%
    Percent of Sales              6.4%   10.4%             7.1%   10.9%
                                 ----    ----   ---     ------  ------   ---
Total Earnings from Operations   $434    $627   -31%    $1,184  $1,658   -29%
                                 ====    ====   ===     ======  ======   ===

----------------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                                    Third Quarter           Three Quarters
                                 1997    1996  Change     1997    1996  Change
Gross profit                   $1,728  $1,997   -13%    $5,056  $5,626   -10%
    Percent of Sales             45.8%   48.1%            47.0%   48.3%
Selling, general and
 administrative expenses       $1,035  $1,119   - 8%    $2,905  $3,227   -10%
    Percent of Sales             27.4%   27.0%            27.0%   27.7%
Research and development costs $  259  $  252   + 3%    $  782* $  740   + 6%
    Percent of Sales              6.9%    6.1%             7.3%    6.3%

* Excludes $186 million R&D charge associated with the purchase of Wang
Laboratories' software unit.
----------------------------------------------------------------------------

1997 COMPARED WITH 1996

Third quarter

For the third quarter of 1997, sales decreased 9% compared with the third quarter of 1996, largely due to the sale of the Office Imaging business on December 31, 1996. With Office Imaging sales excluded from both years, sales were down 2% on a year-over-year basis, or up 3% excluding the effects of the stronger dollar.

Sales in the Consumer Imaging segment were level, as higher unit volumes were offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Excluding the impact of the stronger dollar, sales would have increased 5%. Sales inside the U.S. increased 5%, or $47 million, of which $42 million are a result of the Company's acquisition of Fox Photo, Inc. in October, 1996. Sales outside the U.S. decreased 5%, due to higher unit volumes offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Worldwide film sales decreased 1%, as a 5% volume increase was more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. U.S. film sales decreased 3%, due to lower effective selling prices and lower unit volumes. Outside the U.S., film sales were level, with 11% volume growth offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Worldwide color paper sales decreased 4%, as 8% volume gains were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. U.S. sales decreased 15%, driven by a 9% decline in unit volumes and lower effective selling prices caused by recent consolidation of the U.S. photofinishing industry. The Company expects the unfavorable year-over-year comparisons to continue at a diminishing rate through the first half of 1998. Paper sales outside the U.S. increased 2%, driven by an 18% volume increase partially offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales increases reflect the impact of continuing growth in emerging markets and new customers gained in Europe.

Sales in the Commercial Imaging segment decreased 18%, largely due to the sale of the Office Imaging business. Excluding the sales of Office Imaging from both years, sales decreased 4% (or were level excluding the effects of the stronger dollar), as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Earnings from operations for the Company decreased 31%, as the benefits of higher unit volumes and manufacturing productivity were more than offset by lower effective selling prices, the unfavorable effects of foreign currency rate changes, higher advertising and selling expenses and write-offs of some digital products. Losses on the Company's digital products portfolio (in both the Commercial and Consumer segments) were approximately $150 million for the quarter and greater than in the comparable 1996 period.

Earnings from operations in the Consumer Imaging segment decreased 21%, as the benefits of higher unit volumes and manufacturing productivity were more than offset by lower effective selling prices, the unfavorable effects of foreign currency rate changes and higher advertising expenses, primarily for the Advantix program.

Earnings from operations in the Commercial Imaging segment decreased 50% as the benefits of higher unit volumes and manufacturing productivity were more than offset by lower effective selling prices, the unfavorable effects of foreign currency rate changes, write-offs of some digital products and increased research and development expenses (primarily due to the acquisition of Wang Laboratories' software unit). Improvements in Entertainment Imaging were insufficient to offset reduced earnings in Digital & Applied Imaging, Business Imaging Systems, Health Imaging and Kodak Professional.

For the third quarter of 1997, earnings from equity interests and other revenues decreased $16 million primarily due to a reduction in interest income attributable to lower average cash balances. Other costs increased $56 million due primarily to the ITS charge of $46 million pre-tax and higher reportable foreign exchange costs.

Year to date

For the first three quarters of 1997, sales decreased 8% compared with the first three quarters of 1996, due to the sale of the Office Imaging business on December 31, 1996. With Office Imaging sales excluded from both years, sales were level on a year-over-year basis, or up 4% excluding the effects of the stronger dollar.

Sales in the Consumer Imaging segment increased 2%, as higher unit volumes were partially offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Excluding the impact of the stronger dollar, sales increased 6%. Sales inside the U.S. increased 8%, or $197 million, of which $115 million are a result of the Company's acquisition of Fox Photo, Inc. in October, 1996. Sales outside the U.S. decreased 2%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Worldwide film sales increased 1%, as a 9% volume increase was largely offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. U.S. film sales increased 3%, with 6% volume growth partially offset by lower effective selling prices. Outside the U.S., film sales decreased 1%, with 11% volume growth more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Worldwide color paper sales decreased 3%, as 8% volume gains were more than offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. U.S. sales decreased 15%, due to an 8% decline in unit volumes caused by recent consolidation of the U.S. photofinishing industry, as well as lower effective selling prices. Paper sales outside the U.S. increased 3%, driven by a 17% volume increase partially offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Sales increases reflect the impact of continuing growth in emerging markets and new customers gained in Europe.

Sales in the Commercial Imaging segment decreased 17%, largely due to the sale of the Office Imaging business. Excluding the sales of Office Imaging from both years, sales decreased 2% (or increased 2% excluding the effects of the stronger dollar), as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Earnings from operations for the Company decreased 29%, as the benefits of higher unit volumes and manufacturing productivity were more than offset by lower effective selling prices, the R&D charge associated with the purchase of Wang Laboratories' software unit in the first quarter 1997, the unfavorable effects of foreign currency rate changes, higher selling and distribution expenses, write-offs of first generation Advantix camera tooling and parts and some digital products, higher research and development expenses (including R&D due to the acquisition of Wang Laboratories' software unit) and higher start-up costs for digital products. Excluding the R&D charge associated with the purchase of Wang Laboratories' software unit, earnings from operations decreased 17%.
Losses on the Company's digital products portfolio (in both the Commercial and Consumer segments) were approximately $300 million for the first nine months and greater than in the comparable 1996 period.

Earnings from operations in the Consumer Imaging segment decreased 17%, as the benefits of higher unit volumes and manufacturing productivity were more than offset by lower effective selling prices, the unfavorable effects of foreign currency rate changes, higher selling and distribution expenses and write-offs of tooling and parts for some first generation Advantix cameras. Losses attributable to Advantix exceeded those of 1996.

Earnings from operations in the Commercial Imaging segment decreased 46%, as the benefits of higher unit volumes and manufacturing productivity were more than offset by the R&D charge associated with the purchase of Wang Laboratories' software unit in the first quarter 1997, lower effective selling prices, the unfavorable effects of foreign currency rate changes, higher research and development expenses (including R&D due to the acquisition of Wang Laboratories' software unit), write-offs of some digital products and higher start-up costs for some digital products. Excluding the R&D charge associated with the purchase of Wang Laboratories' software unit, earnings from operations decreased 18%. Improvements in Entertainment Imaging and Kodak Professional were insufficient to offset reduced earnings in Business Imaging Systems, Digital & Applied Imaging and Health Imaging.

For the first three quarters of 1997, earnings from equity interests and other revenues decreased $53 million primarily due to a reduction in interest income attributable to lower average cash balances. Other costs increased $29 million due primarily to the ITS charge of $46 million pre-tax and higher reportable foreign exchange costs.

With the Company facing continuing pressure from the effect of the stronger dollar compared with 1996, encountering price pressures, making investments to support the Advantix system and experiencing widening losses as well as increasing investments in digital products, the Company reported on September 15, 1997, that full-year 1997 operating earnings per share could be as much as 25% below $4.50 (the 1996 earnings per share, adjusted to exclude: $358 million ($256 million after tax) of restructuring costs, a $387 million loss ($252 million after tax) related to the sale of the Office Imaging business, and a gain on the sale of discontinued operations of $277 million).

The Company recently accelerated actions to reduce costs. These actions include the reduction of the number of middle and senior managers by 20% and the reduction of employment in the general and administrative area by at least 10%. Refer to Note 4, Subsequent Events, on page 6 for more details about planned actions to reduce costs.

----------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first three quarters of 1997 was $865 million, as net earnings of $749 million, which included non-cash expenses for depreciation and amortization of $600 million and a $186 million R&D charge associated with the purchase of Wang Laboratories' software unit, were offset by decreases in liabilities (excluding borrowings) of $285 million, a $156 million increase in inventories and a $57 million increase in receivables. Net cash used in investing activities of $1,461 million for the first three quarters of 1997 was due primarily to additions to properties of $1,024 million and acquisitions, net of cash acquired, of $318 million. Net cash used in financing activities of $845 million for the first three quarters of 1997 was primarily due to $732 million of stock repurchases and $424 million of dividend payments.

During the third quarter of 1997, a cash dividend of $143 million (44 cents per share) was declared on the Company's common stock, versus $134 million (40 cents per share) a year ago. Total cash dividends declared for the year-to-date periods of 1997 and 1996 amounted to $434 million ($1.32 per share) and $406 million ($1.20 per share), respectively.

Cash, cash equivalents and marketable securities were $338 million at the end of the third quarter, compared with $1,796 million at year-end 1996. Net working capital at the end of the quarter was $832 million, compared with $1,548 million at year-end 1996. Both decreases are primarily attributable to the stock repurchase program and the acquisition of Wang Laboratories' software unit.

Completion of the $2 billion stock repurchase program will be funded by available cash reserves and cash from operations.

Capital additions for the third quarter of 1997 were $346 million compared with $299 million for the third quarter of 1996. For the first three quarters of 1997, capital additions were $1,024 million versus $831 million a year ago.

----------------------------------------------------------------------------

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. This standard requires enterprises to display comprehensive income and its components in financial statements, to classify items of comprehensive income by their nature in financial statements, and to display the accumulated balances of other comprehensive income in stockholders' equity separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and Kodak intends to adopt the standard for its fiscal year beginning January 1, 1998. The Company has not yet determined the manner in which it will display comprehensive income.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," replacing SFAS No. 14 and its amendments. This standard requires enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders; to report certain enterprise-wide information about products and services, activities in different geographic areas, and reliance on major customers; and to disclose certain segment information in their interim financial statements. The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and Kodak intends to adopt the standard for its fiscal year beginning January 1, 1998. The Company has not yet determined how the "management approach" will impact existing segment disclosures.

----------------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as "expects" and "could be." For example, the sentence in this report that reads, in part, "...full-year 1997 operating earnings per share could be as much as 25% below $4.50 ..." is a forward-looking statement. Also, references to the Company's $1 billion cost-reduction initiative and to expected savings resulting from quality improvements are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward-looking statements contained in this report, the Company believes that it is subject to a number of risk factors, including: the Company's ability to implement its product strategies (including strategies for digital products and Advantix products), to develop its business in emerging markets, and to identify and successfully implement cost-reduction opportunities; competitive actions including, but not limited to, pricing; the nature and pace of technological development; fluctuations in foreign currency; and general economic and business conditions.

Any forward-looking statements in this report should be evaluated in light of these important risk factors.

                        Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In April 1987, the Company was sued in federal district court in San Francisco by a number of independent service organizations who alleged violations of Sections 1 and 2 of the Sherman Act and of various state statutes in the sale by the Company of repair parts for its copier and micrographics equipment (Image Technical Service, Inc. et al v. Eastman Kodak Company, "ITS"). The complaint sought unspecified compensatory and punitive damages. Trial began on June 19, 1995 and concluded on September 18, 1995 with a jury verdict for plaintiffs of $23,948,300 ($71,844,900 after trebling). The Company appealed the jury's verdict, and on August 26, 1997 the 9th Circuit Court of Appeals rendered its decision affirming in part and reversing in part. The court affirmed the jury's liability rulings, but reduced damages (after trebling) from $71,844,900 to $35,818,200, and narrowed the scope of the injunction under which the Company is required to make parts available. Although the Company intends to continue its vigorous defense of ITS, and in this connection will petition for Supreme Court review, the Company took a third quarter pre-tax charge of $46,000,000 in recognition of the fact that further appellate review is discretionary and not a matter of right.

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

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the quarter ended September 30, 1997.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    November 14, 1997
                                    David J. FitzPatrick
                                    Controller and Vice President

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules


Exhibit                                                          Page No.

(11) Computation of Earnings Per Common Share.                     17

(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-Q.

              Eastman Kodak Company and Subsidiary Companies
                               Exhibit (11)
                 Computation of Earnings Per Common Share
(in millions, except per share amounts)
                                         Third Quarter   Three Quarters
                                          1997    1996     1997    1996
Earnings before income taxes            $  352  $  622   $1,135  $1,703
Provision for income taxes                 120     212      386     579
                                        ------  ------   ------  ------
    Net earnings                        $  232  $  410   $  749  $1,124
                                        ======  ======   ======  ======
Average number of common shares
 outstanding                             325.2   335.4    328.3   339.0
                                        ------  ------   ------  ------
Earnings per share                      $  .71  $ 1.22   $ 2.28  $ 3.32
                                        ======  ======   ======  ======
