Form 10-K
period 1997-12-31
EASTMAN KODAK CO
filed 1998-03-11
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the year ended December 31, 1997 or

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

                                               Name of each exchange
       Title of each class                      on which registered

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

At December 31, 1997 323,066,940 shares of Common Stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the New York Stock Exchange at January 28, 1998) of the voting stock held by nonaffiliates was approximately $21.3 billion.

                                 PART I

ITEM 1.  BUSINESS

Eastman Kodak Company (the Company or Kodak) is engaged primarily in developing, manufacturing and marketing consumer and commercial imaging products. Kodak's sales, earnings and identifiable assets by industry segment for the past three years are shown in Segment Information on page 48.
----------------------------------------------------------------------

CONSUMER IMAGING SEGMENT

Sales of the Consumer Imaging segment, including intersegment sales, for 1997, 1996 and 1995 were (in millions) $7,681, $7,659 and $6,830, respectively.

The products of the Consumer Imaging segment are used for capturing, recording or displaying a consumer originated image. For example, traditional amateur photography requires, at a minimum, a camera, film and photofinishing. Photofinishing requires equipment and supplies, including chemicals and paper for prints.

Kodak manufactures and markets various components of imaging systems. For traditional amateur photography, Kodak supplies films, photographic papers, processing services, photographic chemicals, cameras (including single-use) and projectors. The Advanced Photo System is an amateur system of cameras, films and photofinishing which delivers a variety of consumer features such as drop-in loading, multiple print size options, index prints, and negatives returned in the cartridge. Kodak has also developed digital camera systems which do not use silver halide film technology.

Marketing and Competition. Kodak's consumer imaging products and services are distributed worldwide through a variety of channels. Individual products are often used in substantial quantities in more than one market. Most sales of the Consumer Imaging segment are made through retailers. Independent retail outlets selling Kodak amateur products total many thousands. In a few areas abroad, Kodak products are marketed by independent national distributors. Certain products may be purchased through the Internet.

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

Raw Materials. The raw materials used by the Consumer Imaging segment are many and varied and generally available. Silver is one of the essential materials in traditional photographic film and paper manufacturing.
Digital electronics are becoming more prevalent in product offerings.
---------------------------------------------------------------------------

COMMERCIAL IMAGING SEGMENT

Sales of the Commercial Imaging segment, including intersegment sales, for 1997, 1996 and 1995 were (in millions) $6,888, $8,340 and $8,184, respectively.

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

Kodak Polychrome Graphics, a 50/50 joint venture with Sun Chemical Corporation, was formed on December 31, 1997. The joint venture will assume responsibility for the photographic plate business, as well as for the marketing of Kodak graphic arts films.

Marketing and Competition. Kodak's commercial imaging products and services are distributed through a variety of channels. The Company also sells and leases business equipment directly to users, and has a presence on the Internet. The Company manufactures copiers, which are sold and serviced by Danka Business Systems PLC (Danka).

Kodak's commercial imaging products and services compete with similar products and services of other small and large companies. Strong competition exists throughout the world in these markets. Kodak's products are continually improved to meet the changing needs and preferences of its customers.

Raw Materials. The raw materials used by the Commercial Imaging segment are many and varied and generally available. Silver is one of the essential materials in photographic film and paper manufacturing.
Electronic components represent a significant portion of the cost of the materials used in the manufacture of business equipment.
---------------------------------------------------------------------------

DISCONTINUED OPERATIONS - HEALTH BUSINESSES

In 1994, the Company divested its non-imaging health businesses and the results of these businesses were reported as discontinued operations in that year. In 1996, the Company substantially completed negotiations with buyers and filed tax returns associated with the sale of the non-imaging health businesses. As a result of these actions and a further assessment of the liabilities recorded at the time of the sale, the Company recognized a $277 million after-tax benefit in discontinued operations in 1996.
---------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development. Research and development expenditures for continuing operations for 1997, 1996 and 1995 were (in millions) $1,230, $1,028 and $935, respectively. The 1997 figure includes a $186 million charge for the write-off of in-process research and development associated with the acquisition of Wang Laboratories' software unit on March 17, 1997.

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

It has been Kodak's general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents where feasible. The ownership of these patents contributes to Kodak's ability to use its inventions but at the same time is accompanied by patent licensing. While in the aggregate Kodak's patents are considered to be of material importance in the operation of its business, the Company does not consider that the patents relating to any single product or process are of material significance when judged from the standpoint of its total business.
---------------------------------------------------------------------------

ENVIRONMENTAL PROTECTION

Kodak is subject to various laws and governmental regulations concerning environmental matters. Some of the U.S. federal environmental legislation having an impact on Kodak includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the Superfund law).

It is the policy of Eastman Kodak Company to carry out its business activities in a manner consistent with sound health, safety and environmental management practices, and to comply with applicable health, safety and environmental laws and regulations. Kodak continues to engage in a program for environmental protection and control.

Environmental protection is further discussed in Item 3, Legal Proceedings, on page 6, and in the Notes to Financial Statements. Refer to Note 1, Significant Accounting Policies, Environmental Costs, on page 28, and Note 10, Commitments and Contingencies, on page 32.
---------------------------------------------------------------------------

EMPLOYMENT

At the end of 1997, the Company employed 97,500 people, of whom 54,800 were employed in the U.S.
---------------------------------------------------------------------------

Financial information by geographic areas for the past three years is shown in Segment Information on page 47.
---------------------------------------------------------------------------

ITEM 2.  PROPERTIES

The Consumer Imaging segment of Kodak's business in the United States is centered in Rochester, New York, where photographic goods are manufactured. Another manufacturing facility near Windsor, Colorado, also produces sensitized photographic goods.

Consumer imaging manufacturing facilities outside the United States are located in Australia, Brazil, Canada, China, England, France, India, Indonesia, Mexico and Russia. Kodak maintains marketing and distribution facilities in many parts of the world. The Company also owns processing laboratories in numerous locations worldwide.

Products in the Commercial Imaging segment are manufactured in the United States primarily in Rochester, New York and Windsor, Colorado.
Manufacturing facilities outside the United States are located in Brazil, Canada, England, France, Germany, India, Ireland, Japan and Mexico.

Regional distribution centers are located in various places within and outside of the United States. The Company owns or leases administrative, manufacturing, marketing and processing facilities in various parts of the world. The leases are for various periods and are generally renewable.
---------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

In April 1987, the Company was sued in federal district court in San Francisco by a number of independent service organizations who alleged violations of Sections 1 and 2 of the Sherman Act and of various state statutes in the sale by the Company of repair parts for its copier and micrographics equipment (Image Technical Service, Inc. et al v. Eastman Kodak Company, "ITS"). The complaint sought unspecified compensatory and punitive damages. Trial began on June 19, 1995 and concluded on September 18, 1995 with a jury verdict for plaintiffs of $23,948,300 ($71,844,900 after trebling). The Company appealed the jury's verdict, and on August 26, 1997 the 9th Circuit Court of Appeals rendered its decision affirming in part and reversing in part. The court affirmed the jury's liability rulings, but reduced damages (after trebling) from $71,844,900 to $35,818,200, and narrowed the scope of the injunction under which the Company is required to make parts available. Although the Company intends to continue its vigorous defense of ITS, and in this connection has petitioned for Supreme Court review, the Company took a third quarter pre-tax charge of $46,000,000.

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

The Company has been designated as a potentially responsible party (PRP) under the Superfund law, or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at approximately twenty-five Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have similarly been designated at these sites and, although the law imposes joint and several liability on PRPs, as a practical matter, costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are not expected to be material to the Company's financial position or results of operations.

---------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
---------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

(as of December 31, 1997)
                                                     Date First   Elected
                                                         an         to
                                                     Executive    Present
    Name               Age       Positions Held       Officer     Office

George M. C. Fisher     57   Chairman of the Board,
                             Chief Executive Officer    1993       1995
Joerg D. Agin           55   Senior Vice President      1996       1996
Michael P. Benard       50   Vice President             1994       1994
David P. Biehn *        54   Senior Vice President      1995       1995
Richard T. Bourns       63   Senior Vice President      1988       1990
Daniel A. Carp          49   President and Chief
                             Operating Officer          1995       1997
Martin M. Coyne, II     48   Vice President             1997       1995
David J. FitzPatrick    43   Controller and Vice
                             President                  1995       1996
Carl E. Gustin, Jr.     46   Senior Vice President      1995       1995
Harry L. Kavetas        60   Chief Financial Officer
                             and Executive Vice
                             President                  1994       1994
Robert J.Keegan         50   Senior Vice President      1997       1997
Carl F. Kohrt           54   Executive Vice President
                             and Assistant Chief
                             Operating Officer          1995       1995
James W. Meyer          54   Senior Vice President      1994       1994
Michael P. Morley       54   Senior Vice President      1994       1994
Candy M. Obourn         47   Vice President             1997       1991
Willy C. Shih           46   Vice President             1997       1997
Patrick T. Siewert      42   Vice President             1997       1995
Gary P. Van Graafeiland 51   General Counsel and
                             Senior Vice President      1992       1992

* Retired March 1, 1998

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for more than five years, except Mr. Fisher, who joined the Company on December 1, 1993; Mr. Kavetas, who joined the Company on February 11, 1994; Mr. Gustin, who joined the Company on August 15, 1994; Mr. FitzPatrick, who joined the Company on March 27, 1995; Mr. Agin, who joined the Company on September 1, 1995; Mr. Coyne, who joined the Company on September 5, 1995; Mr. Keegan, who joined the Company on July 1, 1997; and Mr. Shih, who joined the Company on July 7, 1997. Prior to joining Kodak, Mr. Fisher held executive positions with Motorola, Inc., most recently as Chairman and Chief Executive Officer. Prior to joining Kodak, Mr. Kavetas held executive positions with International Business Machines (IBM) Corporation, most recently as President, Chief Executive Officer and a director of IBM Credit Corporation. Prior to joining Kodak, Mr. Gustin held executive positions with Digital Equipment Corporation (DEC), which he joined in 1994, and Apple Computer. Prior to joining Kodak, Mr. FitzPatrick held executive positions with General Motors Corporation, most recently as finance director of the Cadillac/Luxury Car Division. Prior to joining Kodak in 1995, Mr. Agin held executive positions with Universal Studios, most recently as Senior Vice President, New Technology and Business Development. Prior to joining Kodak late in 1995, Mr. Coyne was president of his own consulting firm, "M. M. Coyne & Associates." Mr. Coyne was previously employed by Kodak, leaving early in 1995 from the position of Executive Director, Health Group Marketing.
Prior to joining Kodak in 1997, Mr. Keegan held the position of Executive Vice President of Avery Dennison Corporation since 1995. Mr. Keegan was previously employed by Kodak, leaving in 1995 from the position of General Manager of Consumer Imaging for Kodak's European, Middle Eastern and African Region. Prior to joining Kodak, Mr. Shih was Vice President of Marketing for Technical Computing at Silicon Graphics Computer Systems, which he joined in 1995. Prior to joining that company, Mr. Shih held executive positions with DEC, which he joined in 1994, and IBM Corporation.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.
---------------------------------------------------------------------------

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Eastman Kodak Company common stock is principally traded on the New York Stock Exchange. There are 135,132 shareholders of record of common stock as of December 31, 1997. See Liquidity and Capital Resources, and Market Price Data on pages 14 and 17.
---------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 50.
---------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
(in millions, except per share data)

                                 1997   Change     1996   Change     1995
Sales                         $14,538    - 9%   $15,968    + 7%   $14,980
Earnings from operations:
   Continuing                       5             1,011    -19      1,252
   Discontinued                     -               277                 -
Net earnings                        5             1,288    + 3      1,252
Basic earnings per share          .01              3.82    + 4       3.67
Diluted earnings per share        .01              3.76    + 4       3.62

1997

The Company results for the year included the following:

A pre-tax charge of $1,455 million ($990 million after-tax) for restructuring, asset impairments and other charges. Refer to Note 13 on page 38.

A pre-tax charge of $186 million ($123 million after-tax) for a write-off of in-process research and development (R&D) associated with the acquisition of Wang Laboratories' software unit on March 17, 1997 (the "Wang charge"). Refer to Note 17 on page 45.

A pre-tax charge of $46 million ($30 million after-tax) taken as a reserve for payments that may be required in connection with the Image Technical Service, Inc. litigation relating to the sale of micrographics and copier parts (the "ITS charge").

Excluding these charges, net earnings would have been $1,148 million. Basic earnings per share would have been $3.52 and diluted earnings per share would have been $3.46.

1996

The Company results for the year included the following:

A pre-tax charge of $358 million ($256 million after-tax) for restructuring. Refer to Note 13 on page 38.

A pre-tax charge of $387 million ($252 million after-tax) related to the sale of the Office Imaging business. Refer to Note 2 on page 29.

After-tax income of $277 million from discontinued operations associated with the sale of the non-imaging health businesses in 1994. Refer to Note 3 on page 29.

Excluding these items, net earnings would have been $1,519 million. Basic earnings per share would have been $4.50 and diluted earnings per share would have been $4.43.

1995

Earnings included a pre-tax charge of $54 million ($51 million after-tax) for write-offs of intangible assets principally associated with the Health Imaging business.

DETAILED RESULTS OF OPERATIONS
Sales by Industry Segment
(in millions)
                                 1997   Change     1996   Change     1995
Consumer Imaging
  Inside the U.S.             $ 3,477    + 5%   $ 3,319    +16%   $ 2,854
  Outside the U.S.              4,204    - 3      4,340    + 9      3,976
                              -------    ---    -------    ---    -------
Total Consumer Imaging          7,681      0      7,659    +12      6,830
                              -------    ---    -------    ---    -------
Commercial Imaging
  Inside the U.S.               3,301    -19      4,065      0      4,066
  Outside the U.S.              3,587    -16      4,275    + 4      4,118
                              -------    ---    -------    ---    -------
Total Commercial Imaging        6,888    -17      8,340    + 2      8,184
                              -------    ---    -------    ---    -------
Deduct Intersegment Sales         (31)              (31)              (34)
                              -------    ---    -------    ---    -------
Total Sales                   $14,538    - 9%   $15,968    + 7%   $14,980
                              =======    ===    =======    ===    =======

Earnings (Loss) from Operations by Industry Segment
(in millions)

                                 1997   Change     1996   Change     1995
Consumer Imaging                $ 581    -49%    $1,141    - 9%    $1,254
    Percent of segment sales      7.6%             14.9%             18.4%

Commercial Imaging              $(451)           $  704    + 2%    $  687
    Percent of segment sales     (6.5%)             8.4%              8.4%
                                -----    ---     ------    ---     ------
Total Earnings from Operations  $ 130    -93%    $1,845    - 5%    $1,941
                                =====    ===     ======    ===     ======

Earnings (loss) from operations for 1997 are shown after deducting restructuring costs, asset impairments and other charges of $516 million for Consumer Imaging and $939 million for Commercial Imaging.

Earnings from operations for 1996 are shown after deducting restructuring costs of $183 million for Consumer Imaging and $175 million for Commercial Imaging.

Segment information is reported on pages 46 through 48, Notes to Financial Statements.

1997 COMPARED WITH 1996

Worldwide sales for 1997 were 9% lower than in 1996, largely due to the impact of the divestiture of the Company's Office Imaging business in December 1996 and the significant adverse effects of the stronger U.S. dollar. Currency changes against the dollar unfavorably affected sales by $558 million in 1997 compared with 1996. Excluding the effects of currency rate changes and the Office Imaging divestiture, sales increased 3%.

Consumer Imaging segment sales for the year were level, as higher unit volumes were offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Without the effect of currency rate changes, sales increased 4%. Sales increased 5% in the U.S. but decreased 3% outside the U.S. Of the $158 million increase in the U.S., $117 million is a result of the inclusion of a full year's revenue in 1997 for Fox Photo, Inc., which was acquired in October 1996.

Worldwide film sales were level, as a 7% volume increase was offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. U.S. film sales increased 3%, with 5% volume growth partially offset by lower effective selling prices. Outside the U.S., film sales decreased 2%, with 9% volume growth more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Worldwide color paper sales decreased 4%, as 8% volume gains were more than offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. U.S. sales decreased 13%, due to a 7% decline in unit volumes caused by recent consolidation of the U.S. photofinishing industry, as well as lower effective selling prices. Paper sales outside the U.S. increased 2%, driven by a 17% volume increase partially offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Sales increases reflect the impact of continuing growth in emerging markets and new customers gained in Europe.

Commercial Imaging segment sales for the year decreased 17%. Excluding the sales of Office Imaging from both years, sales decreased 2% (or increased 1% excluding the effects of the stronger dollar), as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales of Digital & Applied Imaging products and Entertainment Imaging films grew, while sales declined in all other businesses.

Earnings from operations declined 93%. Excluding restructuring costs, asset impairments and other charges totaling $1,455 million ($165 million included in cost of goods sold) in 1997 and $358 million in 1996, earnings from operations declined 28% as the benefits of higher unit volumes and manufacturing productivity were more than offset by lower effective selling prices, the Wang charge and the unfavorable effects of foreign currency rate changes. Approximately $221 million of the decline in earnings from operations was due to currency rate changes.

Earnings from operations in the Consumer Imaging segment decreased 49%. Excluding restructuring costs, asset impairments and other charges totaling $516 million in 1997 and $183 million in 1996, earnings from operations declined 17% as the benefits of higher unit volumes were more than offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes.

In the Commercial Imaging segment, the Company reported an operating loss of $451 million in 1997, compared with operating earnings of $704 million in 1996. Excluding restructuring costs, asset impairments and other charges totaling $939 million in 1997 and $175 million in 1996, earnings from operations declined 44% as the benefits of higher unit volumes and manufacturing productivity were more than offset by lower effective selling prices, the Wang charge and the unfavorable effects of foreign currency rate changes. Losses on the Company's digital products portfolio (in both the Commercial and Consumer segments) were approximately $440 million in 1997, including about $130 million in the fourth quarter, due to continuing declines in the writable compact disc business, investments in the network services program, an operating loss in the Eastman Software subsidiary and losses in the digital camera business.

Research and development expenditures were $1,044 million (excluding the Wang charge of $186 million) in 1997 and $1,028 million in 1996. Goodwill charges were $80 million in 1997 and $66 million in 1996. Advertising expenses were $988 million in 1997 and $1,026 million in 1996. Other marketing and administrative expenses decreased from $3,384 million in 1996 to $2,924 million in 1997, primarily due to the sale of the Office Imaging business in December 1996.

Earnings from equity interests and other revenues decreased 37%, reflecting lower interest income (due to lower cash balances) and fewer gains on the sale of capital assets. Excluding the $387 million pre-tax loss on the sale of Office Imaging in 1996, other costs increased 57%, primarily due to the ITS charge and $32 million of increased losses on foreign exchange.

The effective tax rates were 34% in both 1997 and 1996, excluding restructuring, asset impairments and other charges from both 1997 and 1996, and the sale of the Office Imaging business from 1996.

On December 18, 1997, the Company announced that its Board of Directors approved a fourth-quarter $1.5 billion charge for restructuring the Company's operations, as well as revaluing certain assets. About half of the charge represents separation payments to be made to approximately 16,100 employees whose positions will be eliminated. The other half of the charge will cover the cost of asset write-downs and other costs associated with plans to reposition certain non-strategic businesses. The employment reductions will be from an August 31 base of approximately 100,500 employees worldwide, and will be in addition to approximately 2,000 positions that remain to be eliminated during 1998 under a restructuring reserve taken in the fourth quarter of 1996, and another 800 positions to be terminated in 1998 under a reserve taken in the second quarter of 1997. Refer to Note 13 on page 38.

As a result of the actions covered by this charge, and other cost-reduction initiatives, the Company expects to reduce its total cost structure by $500 million in 1998 and an additional $500 million in 1999, resulting in annual cost savings of $1 billion. Some of these savings will be reflected in earnings, which not only allows the Company to improve its results of operations, but also enhances its competitiveness. In addition, the Company will continue to invest in growth opportunities.

Although the Company's cost-reduction efforts will position it for an improved 1998, the growing strength of the U.S. dollar, continuing competitive pressures and the phased implementation of the cost-reduction program will make it likely that results during the first quarter of 1998 will be below those of 1997.

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

Commercial Imaging segment sales for the year were up 2%, primarily due to higher unit volumes partially offset by unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales increased outside the U.S., but were level in the U.S. Declines in Office Imaging partially offset strong sales gains by Entertainment Imaging and continued growth in Business Imaging Systems and Digital & Applied Imaging.

Earnings from operations decreased 5%; however, excluding 1996 restructuring costs of $358 million, earnings from operations increased 13%, as the benefits of higher unit volumes and manufacturing productivity were somewhat offset by lower effective selling prices and higher advertising expenditures.

Earnings from operations in the Consumer Imaging segment decreased 9%; however, excluding 1996 restructuring costs of $183 million, earnings from operations increased 6%, as the benefits of higher unit volumes and manufacturing productivity were partially offset by lower effective selling prices and higher advertising expenditures.

Earnings from operations in the Commercial Imaging segment increased 2%; however, excluding 1996 restructuring costs of $175 million, earnings from operations increased 28%, as the benefits of manufacturing productivity and higher unit volumes were somewhat offset by lower effective selling prices, higher research and development expenditures, and unfavorable effects of foreign currency rate changes.

Research and development expenditures were $1,028 million in 1996 and $935 million in 1995. Goodwill charges were $66 million in 1996 and $109 million in 1995. The 1995 figure includes write-offs of intangible assets of $54 million, principally associated with the Health Imaging business. Advertising expenses totaled $1,026 million in 1996 and $840 million in 1995. Other marketing and administrative expenses totaled $3,384 million in 1996 and $3,318 million in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in 1997 was $2,080 million, as net earnings of $5 million, which included non-cash expenses for restructuring, asset impairments and other charges of $1,415 million (less related deferred income tax benefits), depreciation and amortization of $828 million and a $186 million R&D charge associated with the purchase of Wang Laboratories' software unit, were partially offset by decreases in liabilities (excluding borrowings) of $349 million. Net cash used in investing activities of $1,896 million in 1997 was due primarily to additions to properties of $1,485 million and acquisitions, net of cash acquired, of $341 million. Net cash used in financing activities of $1,198 million in 1997 was primarily due to $850 million of stock repurchases and $567 million of dividend payments.

Cash dividends per share of $1.76, $1.60 and $1.60, payable quartely, were declared in 1997, 1996 and 1995, respectively. Total cash dividends of approximately $567 million, $539 million and $547 million were paid in 1997, 1996 and 1995, respectively.

Cash, cash equivalents and marketable securities at year-end 1997 were $752 million, a $1,044 million decrease from the year-end 1996 total of $1,796 million. Net working capital at year-end 1997 decreased to $298 million from $1,548 million at year-end 1996. Both decreases are primarily attributable to the stock repurchase program and the acquisition of Wang Laboratories' software unit.

The Company repurchased $850 million and $623 million of treasury shares in 1997 and 1996, respectively, under the $2 billion repurchase program initiated in 1996. In 1996, the Company also repurchased $700 million of treasury shares under a previous repurchase program. Completion of the $2 billion stock repurchase program will be funded by available cash reserves and cash from operations.

Total short-term and long-term borrowings were $1,196 million at year-end 1997 and $1,100 million at year-end 1996. The Company has access to a $3.5 billion revolving credit facility expiring in November 2001. The Company also has a shelf registration statement for debt securities with an available balance of $2.2 billion.

Capital additions were $796 million and $599 million for the Consumer Imaging segment in 1997 and 1996, respectively, and $689 million and $742 million for the Commercial Imaging segment.

OTHER

During 1997, the Company used the U.S. dollar as the functional currency for its Brazilian operations as they operated in a highly inflationary economy. At June 30, 1997 the cumulative three year inflation rate in Brazil dropped to 53%. Although the Company maintained the U.S. dollar as the functional currency for Brazil, the Company continues to monitor the economic situation in Brazil. Changing the functional currency for Brazil to the Brazilian real would shift translation gains and losses, currently included in earnings, to the Consolidated Statement of Financial Position. The impact of such a change would not be significant to the Company.

In 1996, the Company established a formal global program office to assess the impact of the Year 2000 issue on the software and hardware utilized in its internal operations and included in its product offerings to customers. The Company has plans such that all changes to this software and hardware necessitated by the Year 2000 issue will be completed in a timely manner. The currently estimated costs associated with these changes are not material in any year and are not material to the Company's financial position. However, the Company could be adversely impacted if its suppliers and customers do not make necessary changes to their own systems and products successfully and in a timely manner.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This standard replaces primary earnings per share with basic earnings per share and requires presentation of diluted earnings per share as well as a reconciliation of basic earnings per share to diluted earnings per share. The Company adopted SFAS No. 128 in the fourth quarter of 1997 and all historical earnings per share data presented have been restated to conform to the provisions of SFAS No. 128.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. This standard requires enterprises to display comprehensive income and its components in financial statements, to classify items of comprehensive income by their nature in financial statements, and to display the accumulated balances of other comprehensive income in stockholders' equity separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and Kodak intends to adopt the standard for its fiscal year beginning January 1, 1998. The Company has determined that it will display comprehensive income in the Consolidated Statement of Shareholders' Equity at December 31, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," replacing SFAS No. 14 and its amendments. This standard requires enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders; to report certain enterprise-wide information about products and services, activities in different geographic areas, and reliance on major customers; and to disclose certain segment information in their interim financial statements. The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and Kodak intends to adopt the standard for its fiscal year beginning January 1, 1998. The Company has not yet determined how the "management approach" will impact existing segment disclosures.

Kodak is subject to various laws and governmental regulations concerning environmental matters. Refer to Note 10, Commitments and Contingencies, on page 32.
------------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as "expects" and "could be." For example, the sentence in this report that reads, in part, "...the growing strength of the U.S. dollar, continuing competitive pressures and the phased implementation of the cost-reduction program will make it likely that results during the first quarter of 1998 will be below those of 1997..." is a forward-looking statement. Also, references to the Company's $1 billion cost-reduction initiative and to expected savings resulting from quality improvements are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward-looking statements contained in this report, the Company believes that it is subject to a number of risk factors, including: the inherent unpredictablility of currency fluctuations; competitive actions, including pricing; the ability to realize cost reductions and operating efficiencies, including the ability to implement headcount reduction programs timely and in a manner that does not unduly disrupt business operations, and the ability to identify and to realize other cost-reduction opportunities; and general economic and business conditions.

Any forward-looking statements in this report should be evaluated in light of these important risk factors.
------------------------------------------------------------------------

MARKET PRICE DATA
                          1997                             1996
            4th Qtr  3rd Qtr 2nd Qtr 1st Qtr  4th Qtr 3rd Qtr 2nd Qtr. 1st Qtr
Price per
share:
  High      $67      $81-1/4 $85-1/8 $94-3/4  $85     $79-1/8 $80-1/8  $77-7/8
  Low        53-5/16  55-3/4  73-1/8  75-7/8   75      67      68-5/8   65-1/8
------------------------------------------------------------------------------

SUMMARY OF OPERATING DATA

A summary of operating data for 1997 and for the four years prior is shown on page 50.

------------------------------------------------------------------------------
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of its global operating and financial activities, is exposed to changes in commodity prices, interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in commodity prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. Pursuant to Company policy, foreign currency forward contracts are used to hedge certain firm commitments and the currency risk inherent in the deposit taking and lending activities of the Company's International Treasury Center. Option and futures contracts are used to mitigate the Company's risk to fluctuating commodity prices. The Company's exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

The Company is exposed to interest rate risk primarily through its borrowing activities and less so through investments in marketable securities. The Company utilizes U.S. dollar denominated commercial paper and borrowings as well as foreign currency denominated borrowings to fund its working capital and investment needs. The majority of short- and long-term borrowings and marketable securities are in fixed rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. Using a yield to maturity analysis and assuming an increase in interest rates of 60 basis points (about 10% movement in interest rates) with the December 31, 1997 level of debt and marketable securities, the potential decrease in fair value of marketable securities, short-term and long-term borrowings would be $1 million, $3 million and $25 million, respectively.

The majority of foreign currency forward contracts are denominated in Australian, French, German, Irish, Spanish and British currencies. The magnitude and nature of such hedging activities are explained further in
Note 11, Financial Instruments, on page 34. Assuming a 10% increase in foreign currency exchange rates of currencies sold, the Company could incur a $72 million loss on foreign currency forward contracts outstanding at December 31, 1997. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

The Company has entered into silver option and futures contracts to minimize its exposure to increases in silver price in 1998. Silver price risk for 1997 was not hedged. As of December 31, 1997, the Company had hedged approximately 50% of its planned silver requirements for 1998.
Using broker quoted termination values and assuming a 10% decrease in silver price from $5.99 per troy ounce at December 31, 1997, the decrease in fair value of silver options and futures would be $17 million. Such losses in fair value, if realized, would be offset by lower costs of silver-containing products manufactured during 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the consolidated financial statements and related notes which appear on pages 21 through 49. These financial statements have been prepared in accordance with generally accepted accounting principles and include certain amounts that are based on management's best estimates and judgments.
  The Company's accounting systems include extensive internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties, and are monitored through a comprehensive internal audit program. The Company's policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner which is above reproach.
  The consolidated financial statements have been audited by Price Waterhouse LLP, independent accountants, who were responsible for conducting their audits in accordance with generally accepted auditing standards. Their resulting report is shown below.
  The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of non-management Board members. The independent accountants and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with the independent accountants and the Director of Corporate Auditing, both privately and with management present, to discuss accounting, auditing and financial reporting matters.



George M. C. Fisher                      Harry L. Kavetas
Chairman and                             Chief Financial Officer,
Chief Executive Officer                  Executive Vice President and
Director
January 14, 1998                         January 14, 1998

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Eastman Kodak Company

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 52 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Eastman Kodak Company and subsidiary companies at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Rochester, New York
January 14, 1998

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
                                        For the Year Ended December 31,
(in millions, except per share data)
                                        1997         1996         1995
REVENUES
 Sales                               $14,538      $15,968      $14,980
 Earnings from equity
  interests and other revenues           175          276          289
                                      ------      -------      -------
  TOTAL REVENUES                      14,713       16,244       15,269
                                      ------      -------      -------

COSTS
 Cost of goods sold                    7,979        8,326        7,962
 Selling, general and
  administrative expenses              3,912        4,410        4,158
 Research and development costs        1,044        1,028          935
 Purchased research and
  development                            186            -            -
 Interest expense                         98           83           78
 Restructuring costs and asset
  impairments                          1,290          358            -
 Other costs                             151          483          210
                                      ------      -------      -------
  TOTAL COSTS                         14,660       14,688       13,343
                                      ------      -------      -------
Earnings before income taxes              53        1,556        1,926
Provision for income taxes                48          545          674
                                      ------      -------      -------
Earnings from continuing operations        5        1,011        1,252
Gain on sale of discontinued
 operations                                -          277            -
                                      ------      -------      -------
  NET EARNINGS                        $    5      $ 1,288      $ 1,252
                                      ======      =======      =======
Basic earnings per share:

From continuing operations            $  .01      $  3.00      $  3.67
From sale of discontinued operations       -          .82            -
                                      ------      -------      -------
Basic earnings per share              $  .01      $  3.82      $  3.67
                                      ======      =======      =======
Diluted earnings per share:

From continuing operations            $  .01      $  2.95      $  3.62
From sale of discontinued operations       -          .81            -
                                      ------      -------      -------
Diluted earnings per share            $  .01      $  3.76      $  3.62
                                      ======      =======      =======

Earnings from continuing operations
 used in basic and diluted
 earnings per share                   $    5      $ 1,011      $ 1,252


Number of common shares used in
 basic earnings per share              327.4        337.4        341.5
Incremental shares from
 assumed conversion of options           4.5          5.3          4.1
                                      ------      -------      -------
Number of common shares used in
 diluted earnings per share            331.9        342.7        345.6
                                      ======      =======      =======

The notes on pages 26 through 49 are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except number of shares
 and per share data)                            At December 31,
                                             1997            1996
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   728         $ 1,777
Marketable securities                          24              19
Receivables                                 2,271           2,738
Inventories                                 1,252           1,575
Deferred income tax charges                   958             644
Other                                         242             212
                                          -------         -------
 Total current assets                       5,475           6,965
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      12,824          12,585
Less: Accumulated depreciation              7,315           7,163
                                          -------         -------
 Net properties                             5,509           5,422
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated
 amortization of $473 and $366)               548             581
Long-term receivables and other
 noncurrent assets                          1,231           1,238
Deferred income tax charges                   382             232
                                          -------         -------
 TOTAL ASSETS                             $13,145         $14,438
                                          =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,832         $ 4,116
Short-term borrowings                         611             541
Taxes - income and other                      567             603
Dividends payable                             143             133
Deferred income tax credits                    24              24
                                          -------         -------
 Total current liabilities                  5,177           5,417

OTHER LIABILITIES
Long-term borrowings                          585             559
Postemployment liabilities                  3,075           2,967
Other long-term liabilities                 1,083             659
Deferred income tax credits                    64             102
                                          -------         -------
 Total liabilities                          9,984           9,704
                                          -------         -------
SHAREHOLDERS' EQUITY
Common stock, par value $2.50 per share
    950,000,000 shares authorized; issued
    391,292,760 shares in 1997 and
    391,292,760 shares in 1996                978             978
Additional capital paid in or
 transferred from retained earnings           914             910
Retained earnings                           5,350           5,931
Accumulated translation adjustment           (172)             75
Minimum pension liability adjustment          (37)              -
                                          -------         -------
                                            7,033           7,894
Treasury stock, at cost
    68,225,820 shares in 1997 and
    59,450,888 shares in 1996               3,872           3,160
                                          -------         -------
 Total shareholders' equity                 3,161           4,734
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $13,145         $14,438
                                          =======         =======

The notes on pages 26 through 49 are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions, except number of shares)

                                                                                  Minimum
                                                                          Trans-  Pension
                                                     Additional           lation  Liability
                                             Common   Capital  Retained  Adjust-  Adjust-   Treasury
                                             Stock*   Paid In  Earnings   ments   ment       Stock    Total
  Shareholders' Equity December 31, 1994      $966     $ 515    $ 4,485  $   8    $    -   $(1,957) $4,017

Net earnings                                     -         -      1,252      -         -         -   1,252
Cash dividends declared                          -         -       (547)     -         -         -    (547)
Retained earnings - other changes                -         -         (6)     -         -         -      (6)
Common stock issued under employee plans
 (3,231,000 shares)                              8       110          -      -         -         -     118
Treasury stock contribution to U.S. pension
 plan (7,354,000 shares)                         -       178          -      -         -       322     500
Treasury stock repurchase (4,503,000 shares)     -         -          -      -         -      (300)   (300)
Treasury stock issued under employee plans
 (12,000 shares)                                 -         -          -      -         -         1       1
Charitable contribution (23,000 shares)          -         -          -      -         -         1       1
Translation adjustments                          -         -          -     85         -         -      85
                                              ----     -----    -------  -----     -----   -------  ------
  Shareholders' Equity December 31, 1995       974       803      5,184     93         -    (1,933)  5,121

Net earnings                                     -         -      1,288      -         -         -   1,288
Cash dividends declared                          -         -       (539)     -         -         -    (539)
Retained earnings -  other changes               -         -         (2)     -         -         -      (2)
Common stock issued under employee plans
 (1,718,141 shares)                              4        64          -      -         -         -      68
Treasury stock repurchase (17,625,850 shares)    -         -          -      -         -    (1,323) (1,323)
Treasury stock issued under employee plans
 (1,851,710 shares)                              -       (25)         -      -         -        96      71
Tax reductions - employee plans                  -        68          -      -         -         -      68
Translation adjustments                          -         -          -    (18)        -         -     (18)
                                              ----     -----    -------  -----     -----   -------  ------
  Shareholders' Equity December 31, 1996       978       910      5,931     75         -    (3,160)  4,734

Net earnings                                     -         -          5      -         -         -       5
Cash dividends declared                          -         -       (577)     -         -         -    (577)
Retained earnings - other changes                -         -         (9)     -         -         -      (9)
Treasury stock repurchase (11,315,800 shares)    -         -          -      -         -      (850)   (850)
Treasury stock issued under employee plans
 (2,540,868 shares)                              -       (31)         -      -         -       138     107
Tax reductions - employee plans                  -        35          -      -         -         -      35
Translation adjustments                          -         -          -   (247)        -         -    (247)
Minimum pension liability adjustment             -         -          -      -       (37)        -     (37)
                                              ----     -----    -------  -----     -----   -------  ------
 Shareholders' Equity December 31, 1997       $978     $ 914    $ 5,350  $(172)    $ (37)  $(3,872) $3,161
                                              ====     =====    =======  =====     =====   =======  ======

*  There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.

The notes on pages 26 through 49 are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                         For the Year Ended December 31,
(in millions)                             1997        1996        1995
Cash flows from operating activities:
Earnings from continuing operations     $    5      $1,011      $1,252
Adjustments to reconcile to net cash
 provided by operating activities,
 excluding the effects of
 dispositions and initial
 consolidation of acquired companies
  Depreciation and amortization            828         903         916
  Purchased research and development       186           -           -
  Loss on sale of Office Imaging
   business                                  -         387           -
  Restructuring costs, asset impairments
   and other charges, net of cash spent  1,415         358           -
  (Benefit) provision for deferred
   income taxes                           (502)        (17)        283
  Loss on sale/retirement of
   properties                               25          65          82
  Decrease (increase) in receivables       165          15         (42)
  Decrease (increase) in inventories        77        (130)       (148)
  (Decrease) increase in liabilities
   excluding borrowings                   (349)         18         450
  Other items, net                         230        (126)       (163)
                                        ------      ------       -----
    Total adjustments                    2,075       1,473       1,378
                                        ------      ------      ------
    Net cash provided by operating
     activities                          2,080       2,484       2,630
                                        ------      ------      ------
Cash flows from investing activities:
  Additions to properties               (1,485)     (1,341)     (1,034)
  Proceeds from sale of properties         109         124         121
  Cash flows related to sale of Office
   Imaging business                       (129)        688           -
  Acquisitions, net of cash acquired      (341)       (128)          -
  Purchases of shares of Qualex, net
   of cash acquired                          -           -        (100)
  Marketable securities - sales             15          59          48
  Marketable securities - purchases          -         (31)         (4)
  Cash flows related to sales of non-
   imaging health businesses               (65)         (7)     (1,411)
                                        ------      ------      ------
    Net cash used in investing
     activities                         (1,896)       (636)     (2,380)
                                        ------      ------      ------
Cash flows from financing activities:
  Net increase (decrease) in
   borrowings with original maturities
   of 90 days or less                      177        (206)       (106)
  Proceeds from other borrowings         1,472       1,529         766
  Repayment of other borrowings and
   certain financial instruments        (1,526)     (1,420)       (440)
  Dividends to shareholders               (567)       (539)       (547)
  Exercise of employee stock options        96         126         115
  Stock repurchase programs               (850)     (1,323)       (300)
                                        ------      ------      ------
    Net cash used in financing
     activities                         (1,198)     (1,833)       (512)
                                        ------      ------      ------
Effect of exchange rate changes on cash    (35)         (2)          6
                                        ------      ------      ------

Net (decrease) increase in cash and
 cash equivalents                       (1,049)         13        (256)
Cash and cash equivalents, beginning
 of year                                 1,777       1,764       2,020
                                        ------      ------      ------
Cash and cash equivalents, end of year  $  728      $1,777      $1,764
                                        ======      ======      ======

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for continuing operations was:

(in millions)                          1997        1996        1995
Interest, net of portion capitalized
  of $33, $29 and $30                  $ 81        $ 78        $ 97
Income taxes                            517         275         343

The following transactions are not reflected in the Consolidated
Statement of Cash Flows:
(in millions)                          1997        1996        1995
Contribution of assets to
 Kodak Polychrome Graphics
 joint venture                         $216        $  -        $  -
Liabilities assumed in acquisitions     144         128           -
Minimum pension liability                37           -           -
Liabilities assumed by purchaser
 in sale of properties                   23           -           -
Stock contribution to the Company's
 U.S. pension plan                        -           -         500

The notes on pages 26 through 49 are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

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

For subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, the U.S. dollar is the functional currency and gains and losses that result from translation are included in earnings. The effect from foreign currency translation was a loss of $7 million in 1997, a loss of $4 million in 1996 and a gain of $14 million in 1995.

The Company hedges certain foreign currency transactions and firm foreign currency commitments by entering into forward exchange contracts. Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded currently in earnings. The effects from foreign currency transactions, including related hedging activities, were losses of $66 million in 1997, $37 million in 1996 and $76 million in 1995. Gains and losses related to hedges of firm commitments are deferred and recognized in earnings or as adjustments of carrying amounts when the transaction occurs.

CASH EQUIVALENTS

All highly liquid investments with an original maturity of three months or less at date of purchase are considered to be cash equivalents.

MARKETABLE SECURITIES AND NONCURRENT INVESTMENTS

Investments included in marketable securities of $23 million and $18 million, and in long-term receivables and other noncurrent assets of $26 million and $46 million, at December 31, 1997 and 1996, respectively, are considered held to maturity. Investments included in marketable securities of $1 million and $1 million, and in long-term receivables and other noncurrent assets of $49 million and $59 million, at December 31, 1997 and 1996, respectively, are considered available for sale. The maturities of long-term receivables range from 1999 to 2017.

Proceeds from the sale of securities were $15 million, $59 million and $48 million in 1997, 1996 and 1995, respectively. No gain or loss was realized from the sale of these securities in 1997, 1996 or 1995. Specific identification was used to determine the cost of securities sold.

INVENTORIES

Inventories are valued at cost, which is not in excess of market. The cost of most inventories in the U.S. is determined by the "last-in, first-out" (LIFO) method. The cost of other inventories is determined by the "first-in, first-out" (FIFO) or average cost method.

PROPERTIES

Properties are recorded at cost reduced by accumulated depreciation. Depreciation expense is provided based on historical cost and estimated useful lives ranging from approximately five years to fifty years for buildings and building equipment and three years to twenty years for machinery and equipment. The Company generally uses the straight-line method for calculating the provision for depreciation. The Company regularly assesses all of its long-lived assets for impairment, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

GOODWILL

Goodwill is charged to earnings on a straight-line basis over the period estimated to be benefited, not exceeding fifteen years. The carrying value of goodwill is assessed periodically based on the expected future cash flows of the asset grouping associated with the goodwill.

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

ADVERTISING

Advertising costs are expensed as incurred and included in "selling, general and administrative expenses." Advertising expenses amounted to $988 million, $1,026 million and $840 million in 1997, 1996 and 1995, respectively.

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

EARNINGS PER SHARE

In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share," for all periods presented. Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share calculations reflect the assumed exercise and conversion of employee stock options.

RECLASSIFICATIONS

Certain reclassifications of 1996 and 1995 financial statement and related footnote amounts have been made to conform with the 1997 presentation.

------------------------------------------------------------------------------

NOTE 2:  SALE OF ASSETS

On December 31, 1996, Danka Business Systems PLC (Danka) and Kodak
entered into an agreement for Danka to acquire the sales, marketing and equipment service operations of Kodak's Office Imaging business, as well as Kodak's facilities management business known as Kodak Imaging
Services.  In connection with this agreement, Kodak will supply high-
volume copiers and printers to Danka.  Danka paid Kodak $559 million in cash, net of final adjustments, in exchange for certain assets and the assumption of certain operating liabilities. The book value of net assets sold was $716 million. The Company recorded amounts for employee separation payments, contract termination payments, transaction costs and other significant items. As a result of this transaction, the Company recognized a pre-tax loss of $387 million in other costs. The after-tax loss was $252 million.
------------------------------------------------------------------------------

NOTE 3:  DISCONTINUED OPERATIONS

In 1994, the Company sold the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostics Division. In computing the net gain from discontinued operations, the
Company recorded amounts for environmental exposures, product liabilities, buyer indemnifications, purchase price adjustments, taxes and other significant items based on the best estimates available at the time the transactions occurred. The Company has substantially completed negotiations with buyers and filed tax returns associated with the sale of the non-imaging health businesses. As a result of these actions and a further assessment of the liabilities recorded at the time of the sale, the Company recognized a $277 million after-tax benefit in discontinued operations in 1996, the primary component of which was income and other taxes.  While the remaining balances included in these reserves are believed to be appropriate based on management's current judgments, changes could occur as audits and other activities related to these transactions are completed.
------------------------------------------------------------------------------

NOTE 4:  RECEIVABLES
(in millions)
                                              1997         1996

Trade receivables                           $1,930       $2,340
Miscellaneous receivables                      341          398
                                            ------       ------
  Total (net of allowances of $112 and $90) $2,271       $2,738
                                            ======       ======

The Company sells to customers in a variety of industries, markets and geographies around the world. Receivables arising from these sales are generally not collateralized. Adequate provisions have been recorded for uncollectible receivables. There are no significant concentrations of credit risk.
------------------------------------------------------------------------------

NOTE 5:  INVENTORIES
(in millions)                                 1997         1996

  At FIFO or average cost (approximates
   current cost)
         Finished goods                     $  788       $1,072
         Work in process                       538          587
         Raw materials and supplies            460          505
                                            ------       ------
                                             1,786        2,164
         LIFO reserve                         (534)        (589)
                                            ------       ------
           Total                            $1,252       $1,575
                                            ======       ======

Inventories valued on the LIFO method are approximately 56% and 50% of total inventories in 1997 and 1996, respectively.
------------------------------------------------------------------------------

NOTE 6:  PROPERTIES
(in millions)                                 1997         1996

  Land                                     $   185      $   193
  Buildings and building equipment           2,693        2,788
  Machinery and equipment                    9,062        8,996
  Construction in progress                     884          608
                                           -------      -------
                                            12,824       12,585
  Accumulated depreciation                  (7,315)      (7,163)
                                           -------      -------
    Net properties                         $ 5,509      $ 5,422
                                           =======      =======
------------------------------------------------------------------------------

NOTE 7:  PAYABLES AND SHORT-TERM BORROWINGS
(in millions)                                 1997         1996

Trade creditors                             $  943       $  966
Accrued advertising and promotional
 expenses                                      322          279
Accrued vacation                               261          271
Wage dividend and Company payments under
 Employees' Savings and Investment Plan         49          134
Other employment-related liabilities           448          476
Restructuring programs                         813          379
Liabilities related to sale of Office
 Imaging business                              168          384
Liabilities related to sales of non-imaging
 health businesses                              48          152
Other                                          780        1,075
                                            ------       ------
    Total payables                          $3,832       $4,116
                                            ======       ======

Short-term bank borrowings totaled $611 million at year-end 1997 and $296 million at year-end 1996. Year-end 1997 borrowings included $227 million of commercial paper. Year-end 1996 borrowings were primarily by subsidiaries outside the U.S. The weighted-average interest rate was 6.0% in 1997 and 7.0% in 1996.

The Company has a $3.5 billion unused revolving credit facility established in 1996 and expiring in November 2001 which is available to support the Company's commercial paper program and for general corporate purposes. If unused, it has a commitment fee of $1.9 million per year. Interest on amounts borrowed under this facility is calculated at rates based on spreads above certain reference rates.
------------------------------------------------------------------------------

NOTE 8:  LONG-TERM BORROWINGS
(in millions)

                             Maturity
Description                   Dates              1997      1996

Notes:
 6.13% - 8.55%              1999 - 2003          $198      $433
 9.20% - 9.95%              2003 - 2021           191       178

Debentures:
 1.6% - 13.75%              1999 - 2021           171       142

Other:
 6.0% - 15.8%               1998 - 2015            28        51
                                                 ----      ----
                                                  588       804
Current maturities                                 (3)     (245)
                                                 ----      ----
    Total                                        $585      $559
                                                 ====      ====

Annual maturities (in millions) of long-term borrowings outstanding at December 31, 1997 are as follows: 1998: $3; 1999: $153; 2000: $33; 2001:
$32; 2002: $27; and 2003 and beyond: $340.

The Company has a shelf registration statement for debt securities with an available balance of $2.2 billion.
------------------------------------------------------------------------------

NOTE 9:  OTHER LONG-TERM LIABILITIES
(in millions)                                   1997        1996

Deferred compensation                         $  152        $179
Restructuring programs                           333          83
Liabilities related to sales of non-
 imaging health businesses                       172         245
Other                                            426         152
                                              ------        ----
    Total                                     $1,083        $659
                                              ======        ====
------------------------------------------------------------------------------

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Expenditures for pollution prevention and waste treatment for continuing operations at various manufacturing facilities were as follows:
                                      1997      1996        1995
(in millions)

Recurring costs for managing
 hazardous substances and
 pollution prevention                 $ 88      $ 76        $ 72
Capital expenditures to limit or
 monitor hazardous substances and
 pollutants                             25        37          31
Site remediation costs                   2         3           3
                                      ----      ----        ----
    Total                             $115      $116        $106
                                      ====      ====        ====

At December 31, 1997 and 1996, the Company's undiscounted accrued liabilities for environmental remediation costs amounted to $118 million and $106 million, respectively.

The Company expects these recurring and remediation costs and capital expenditures to increase in the future. It is not expected that these costs will have an impact materially different from 1997's environmental expenditures on the Company's financial position, results of operations, cash flows or competitive position.

American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 96-1, Environmental Remediation Liabilities, became effective for the Company on January 1, 1997. The SOP defines the stages of an environmental remediation when liabilities related to the remediation should be recognized in the Consolidated Statement of Financial Position, as well as the costs included in the liability. The impact of the SOP on the Company's results of operations and financial position was not significant.

In October 1994, the Company, the Environmental Protection Agency (EPA), and the U.S. Department of Justice announced the settlement of a civil complaint alleging noncompliance by the Company with federal environmental regulations at the Company's Kodak Park manufacturing site in Rochester, New York. The Company paid a penalty of $5 million. A Consent Decree was signed under which the Company is subject to a Compliance Schedule by which the Company improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $55 million over the next eight years. These expenditures are primarily capital in nature.

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

The Clean Air Act Amendments were enacted in 1990. Expenditures to comply with the Clean Air Act implementing regulations issued to date have not been material and have been primarily capital in nature. Future capital expenditures cannot be reasonably estimated at the present time, as certain of the regulations to be promulgated pursuant to this Act have not been issued.

The Company has retained certain obligations for environmental remediation matters related to the non-imaging health businesses sold in 1994. Actions to fulfill these obligations are not expected to be completed in the near term and costs related to the obligations are included in remediation accruals recorded at December 31, 1997.

The Company has entered into agreements with several companies to provide the Company with products and services to be used in its normal operations. The minimum payments for these agreements are approximately $116 million in 1998, $116 million in 1999, $76 million in 2000, $14 million in 2001 and $13 million in 2002.

The Company has also guaranteed debt and other obligations under agreements with certain affiliated companies and customers. At December 31, 1997, these guarantees totaled approximately $154 million. The Company does not expect that these guarantees will have a material impact on the Company's future financial position or results of operations.

The Company has issued letters of credit totaling $93 million to ensure the completion of environmental remediations and payment of possible casualty and Workers' Compensation claims.

Rental expense, net of minor sublease income, amounted to $182 million in 1997, $207 million in 1996 and $189 million in 1995. The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $135 million in 1998, $102 million in 1999, $75 million in 2000, $52 million in 2001, $34 million in 2002 and $59 million in 2003 and thereafter.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations.
------------------------------------------------------------------------------

NOTE 11:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and the estimated fair values of financial instruments at December 31, 1997 and 1996; ( ) denotes liabilities:

                                  1997                    1996
(in millions)
                          Carrying      Fair      Carrying      Fair
                           Amount       Value      Amount       Value

Marketable securities:
  Current                 $  24          $24      $  19          $  19
  Long-term                  26           26         46             46
Other investments            49           48         59             78
Long-term borrowings       (585)        (627)      (559)          (598)
Foreign currency forwards    12           (1)         -              -
Silver options                1           17          -              -
Silver futures                -           15          -              -

The fair values of long-term borrowings were determined by reference to quoted market prices or by obtaining quotes from dealers. Marketable securities and other investments are valued at quoted market prices, except for $25 million and $31 million of equity investments included in other investments at December 31, 1997 and 1996, respectively, which are reflected at their carrying value because it is not practical to estimate fair value as quoted market prices do not exist. The fair values for the remaining financial instruments in the above table are based on dealer quotes and reflect the estimated amounts the Company would pay or receive to terminate the contracts. The carrying values of cash and cash equivalents, receivables, short-term borrowings and payables approximate their fair values.

The Company, as a result of its global operating and financing activities, is exposed to changes in commodity prices, interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in commodity prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. Pursuant to Company policy, foreign currency forward contracts are used to hedge certain firm commitments and the currency risk inherent in the deposit taking and lending activities of the Company's International Treasury Center. Option and futures contracts are used to mitigate the Company's risk to fluctuating commodity prices. The Company's exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

The table below summarizes by major currency the notional amounts of foreign currency forward contracts in U.S. dollars. The counter-currency for the majority of the contracts is the U.S. dollar, while some contracts are cross-currency with one foreign currency traded for another. Foreign currency amounts are translated at rates current at the reporting date. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. Substantially all of the Company's foreign currency forward agreements will mature during 1998. The market risk related to foreign currency forward contracts is substantially offset by changes in the valuation and cash flows of the underlying positions hedged.

                                  1997                     1996
(in millions)
                              Buy       Sell           Buy       Sell

Australian dollar             $  -      $ 69           $  -      $ 68
British pound                    -       477              -       131
French franc                   105         -             82         -
German mark                     54         -              -         -
Irish punt                       -        84              -         -
Spanish peseta                   -        36              -        61
Swiss franc                      8         -             55         -
Others                          67       121             91       201
                              ----      ----           ----      ----
    Total                     $234      $787           $228      $461
                              ====      ====           ====      ====

During 1997, the Company entered into option and futures contracts to minimize its exposure to increases in silver price for 1998. Silver options and futures entered into have notional amounts of $73 million and $74 million, respectively, which expire in the first and second quarters of 1998. All silver hedging contracts are settled in cash. Gains and losses related to silver hedges are recorded as adjustments to the carrying amount of silver inventory when purchased, and recognized in results of operations as silver-containing products are sold. The market risk related to silver options and futures is substantially offset by changes in the cost of silver purchased.

The Company's financial instrument counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk through specific minimum
credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 1997 was not significant to the Company.
------------------------------------------------------------------------------

NOTE 12:  INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

(in millions)                           1997         1996         1995
Earnings (loss) before income taxes
  U.S.                                 $ 328       $1,125       $1,262
  Outside the U.S.                      (275)         431          664
                                       -----       ------       ------
    Total                              $  53       $1,556       $1,926
                                       =====       ======       ======
U.S. income taxes
  Current provision                    $ 388       $  286       $  167
  Deferred (benefit) provision          (366)           7          224
Income taxes outside the U.S.
  Current provision                      130          231          200
  Deferred (benefit) provision          (115)         (36)          30
State and other income taxes
  Current provision                       32           45           24
  Deferred (benefit) provision           (21)          12           29
                                       -----       ------       ------
    Total                              $  48       $  545       $  674
                                       =====       ======       ======

The components of earnings (loss) from consolidated operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

(in millions)                           1997         1996         1995
Earnings (loss) before income taxes
  U.S.                                 $ 328       $1,190       $1,262
  Outside the U.S.                      (275)         431          664
                                       -----       ------       ------
    Total                              $  53       $1,621       $1,926
                                       =====       ======       ======
U.S. income taxes
  Current provision                    $ 388       $  206       $  167
  Deferred (benefit) provision          (366)          15          224
Income taxes outside the U.S.
  Current provision                      130          231          200
  Deferred (benefit) provision          (115)         (36)          30
State and other income taxes
  Current provision (benefit)             32          (95)          24
  Deferred (benefit) provision           (21)          12           29
                                       -----       ------       ------
    Total                              $  48       $  333       $  674
                                       =====       ======       ======
The components of consolidated
 income taxes were as follows:

Continuing operations                  $  48       $  545       $  674
Discontinued operations                    -         (212)           -
                                       -----       ------       ------
    Total                              $  48       $  333       $  674
                                       =====       ======       ======

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for continuing operations were as follows:

(in millions)                           1997         1996         1995
Amount computed using the statutory
 rate                                   $ 19         $545         $674
Increase (reduction) in taxes
 resulting from:
    State and other income taxes           7           37           34
    Goodwill amortization                 18           21           38
    Export sales and manufacturing
     credits                             (39)         (41)         (37)
    Operations outside the U.S.           36            6          (34)
    Other, net                             7          (23)          (1)
                                        ----         ----         ----
        Provision for income taxes      $ 48         $545         $674
                                        ====         ====         ====

The significant components of deferred tax assets and liabilities were as follows:

(in millions)                           1997         1996
Deferred tax assets
    Postemployment obligations        $1,141       $1,190
    Restructuring programs               496          178
    Inventories                           66          109
    Tax loss carryforwards               150          128
    Other                                845          744
                                      ------       ------
                                       2,698        2,349
    Valuation allowance                 (150)        (128)
                                      ------       ------
        Total                         $2,548       $2,221
                                      ======       ======
Deferred tax liabilities
    Depreciation                      $  611       $  678
    U.S. pension income                    -           77
    Leasing                              308          349
    Other                                377          367
                                      ------       ------
        Total                         $1,296       $1,471
                                      ======       ======

The valuation allowance is primarily attributable to certain net operating loss carryforwards outside the U.S. A majority of the net operating loss carryforwards are subject to a five-year expiration period.

Retained earnings of subsidiary companies outside the U.S. were approximately $792 million and $1,466 million at December 31, 1997 and
1996, respectively.  Retained earnings at December 31, 1997 are considered to be reinvested indefinitely. If remitted, they would be substantially free of additional tax. It is not practicable to determine the deferred tax liability for temporary differences related to these retained earnings.
------------------------------------------------------------------------------

NOTE 13:  RESTRUCTURING PROGRAMS

1997 Program

In December 1997, the Company committed to implement a restructuring program and recorded a pre-tax provision of $1,455 million for severance and other termination benefits and exit costs related to the realignment of the Company's worldwide manufacturing, sales and marketing, research and development (R&D), and administrative operations. The Company recorded $165 million of the $1,455 million provision as cost of goods sold. The remaining $1,290 million includes $862 million of restructuring costs and $428 million of asset impairments. Severance costs for 16,100 personnel included in the restructuring provision resulted from capacity reductions in manufacturing facilities (7,950 personnel), and service and photofinishing operations (2,675 personnel); and the consolidation of sales and marketing (1,425 personnel), R&D (1,000 personnel) and administrative (3,050 personnel) functions in various locations of the Company's worldwide operations. Approximately 1,350 personnel had been terminated by the end of 1997. Most of the remaining terminations are expected to be completed by December 31, 1998.

The following table summarizes the costs associated with the 1997 program:

(in millions)                           Lease
                                        Cancel-
                   Severance            lation &   Asset   Inventory
                   & Related  Shutdown  Penalty    Write-  Write-downs
                     Costs     Costs     Costs     downs    & Other      Total

Initial Reserve      $735       $65       $62       $428      $165      $1,455
Utilized in 1997       37         3         -        428       104         572
                     ----       ---       ---       ----      ----        ----
Balance 12/31/97     $698       $62       $62       $  -      $ 61       $ 883
                     ====       ===       ===       ====      ====      ======


1996 Program

The Company recorded a pre-tax provision of $358 million in 1996 for severance and other termination benefits for approximately 3,900 personnel and exit costs related to the realignment of the Company worldwide. The $358 million provision included $299 million of restructuring costs. The principal purpose of this program is to eliminate infrastructure and operational inefficiencies and redundancies throughout the Company by taking actions to separate personnel, close facilities and exit non-strategic businesses. A portion of the program includes the restructuring of retail and wholesale photofinishing operations, primarily outside the U.S. Additionally, the plan addressed certain infrastructure activities which supported the Office Imaging business, which was sold to Danka Business Systems PLC. Approximately 1,900 personnel had been terminated by the end of 1997. The remaining terminations are expected to be completed during 1998.

The following table summarizes the costs associated with the 1996 program:

(in millions)                           Lease
                                        Cancel-
                   Severance            lation &   Asset   Inventory
                   & Related  Shutdown  Penalty    Write-  Write-downs
                     Costs     Costs     Costs     downs    & Other   Total

Initial Reserve      $260 (a)   $38       $21       $51       $8     $378 (a)
Utilized through
  12/31/97             79         8         7        51        5      150
                     ----       ---       ---       ---       --     ----
Balance 12/31/97     $181       $30       $14       $ -       $3     $228
                     ====       ===       ===       ===       ==     ====

(a) Includes $20 million of 1994 restructuring reserves determined to be excess.
------------------------------------------------------------------------------

NOTE 14:  RETIREMENT PLANS

Substantially all U.S. employees are covered by a noncontributory plan, the Kodak Retirement Income Plan (KRIP), which is funded by Company contributions to an irrevocable trust fund. Generally, benefits are based on a formula recognizing length of service and final average earnings. Assets in the fund are held for the sole benefit of participating employees and retirees. The assets of the trust fund are comprised of corporate equity and debt securities, U.S. government securities, partnership and joint venture investments, interests in pooled funds, and various types of interest rate and foreign currency financial instruments. Kodak common stock represents approximately 6.5% of trust assets.

The benefit obligations for KRIP include amounts for employees who retired from Eastman Chemical Company (ECC) on or before December 31, 1993, the date ECC was spun off from the Company. Benefit obligations of all other ECC employees were transferred to ECC as part of the spin-off agreement. The benefit obligation of KRIP excludes amounts for all employees (both retired and active) of the non-imaging health businesses sold in 1994 because those obligations were transferred to the buyers of the non-imaging health businesses. The market value of KRIP assets as shown below reflects the Company's share of KRIP assets held for employees and retirees. The transfer of assets from the KRIP trust fund to ECC was completed as of July 30, 1997. The transfer of assets from the KRIP trust fund to the buyers of the non-imaging health businesses was not completed as of December 31, 1997.

The Company retained the obligation for employees of the Office Imaging sales, marketing and equipment service functions and recorded a $12 million curtailment loss in 1996 as a result of the sale of this business, which is included in the loss on the sale.

Funding policy for KRIP is to contribute amounts sufficient to meet minimum funding requirements as determined by employee benefit and tax laws plus additional amounts the Company determines to be appropriate.

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

Total pension expense for all plans included the following:

(in millions)                  1997              1996            1995
                                   Non-              Non-            Non-
                            U.S.   U.S.        U.S.  U.S.      U.S.  U.S.
Major Plans:

  Service cost             $ 122  $  36    $   131  $  42    $ 110  $  21
  Interest cost              480    118        476    112      480     81
  Actual return on plan
   assets                   (943)  (221)    (1,069)  (141)    (834)  (153)
  Net deferral and
   amortization              328     88        519     22      288     76
                           -----  -----    -------  -----    -----  -----
  Net pension expense        (13)    21         57     35       44     25
Other U.S. and non-U.S.
  plans                        6     76          7     65        6     71
                           -----  -----    -------  -----    -----  -----
Total pension expense      $  (7) $  97    $    64  $ 100    $  50  $  96
                           =====  =====    =======  =====    =====  =====

The funded status of Major Plans was as follows:
(in millions)
                                                   At December 31,
                                                 1997             1996
                                                    Non-             Non-
                                             U.S.   U.S.      U.S.   U.S.
Actuarial present value of benefit
 obligations
   Vested benefits                          $5,357 $1,617    $5,159  $1,353
                                            ====== ======    ======  ======
   Accumulated benefits                     $5,623 $1,644    $5,477  $1,385
                                            ====== ======    ======  ======
   Projected benefits                       $6,810 $1,814    $6,425  $1,515

Market value of assets                       6,950  1,762     6,709   1,618
                                            ------ ------    ------  ------
Projected benefits (less than) in excess
 of plan assets                               (140)    52      (284)   (103)
Unrecognized net (loss) gain                  (193)  (106)      (90)     21
Unrecognized net transition asset              331     53       398      64
Unrecognized prior service cost               (121)   (39)     (134)    (49)
                                            ------ ------    ------  ------
Prepaid pension expense                     $ (123)$  (40)   $ (110) $  (67)
                                            ====== ======    ======  ======

The weighted assumptions used to compute pension amounts for Major Plans were as follows:
                                                    At December 31,
                                                 1997             1996
                                                     Non-             Non-
                                              U.S.   U.S.      U.S.   U.S.
Discount rate                                 7.0%   6.7%      7.5%   7.9%
Salary increase rate                          4.5%   3.7%      4.5%   4.4%
Long-term rate of return on plan assets       9.5%   8.5%      9.5%   9.0%

The Company also sponsors an unfunded plan for certain U.S. employees (primarily executives). The benefits of this plan are obtained by applying KRIP provisions to all compensation, including compensation currently being deferred, and without regard to the legislated qualified plan maximums, reduced by benefits under KRIP.  At December 31, 1997 and
1996, the projected benefit obligations of this plan amounted to $222 million and $197 million, respectively.  The Company had recorded long-
term liabilities at those dates of $195 million and $179 million, respectively. Pension expense recorded in 1997, 1996 and 1995 related to this plan was $25 million, $24 million and $17 million, respectively.
------------------------------------------------------------------------------

NOTE 15:  NONPENSION POSTRETIREMENT BENEFITS

The Company provides health care, dental and life insurance benefits to U.S. eligible retirees and eligible survivors of retirees. In general, these benefits are provided to U.S. retirees that are covered by the Company's principal pension plan (KRIP). These benefits are funded from the general assets of the Company as they are incurred. Certain non-U.S. subsidiaries offer health care benefits; however, the cost of such benefits is insignificant to the Company.

Net nonpension postretirement benefit cost includes the following:

(in millions)                          1997      1996      1995

Service cost                           $ 21      $ 25      $ 23
Interest cost                           159       166       183
Net deferral and amortization           (67)      (62)      (58)
                                       ----      ----      ----
Net postretirement benefit cost        $113      $129      $148
                                       ====      ====      ====

The total obligation and amount recognized in the Consolidated Statement of Financial Position at December 31, 1997 and 1996, were as follows:

(in millions)                          1997      1996

Accumulated postretirement
 benefit obligation
    Retirees                         $1,738    $1,801
    Fully eligible active plan
     participants                        75        31
    Other active plan participants      553       449
                                     ------    ------
Total obligation                      2,366     2,281

Unrecognized net loss                  (410)     (278)
Unrecognized plan amendments            788       779
                                     ------    ------
Accrued postretirement benefit
 obligation                          $2,744    $2,782
                                     ======    ======

The principal actuarial assumptions used were as follows:

                                       1997      1996

Discount rate                           7.0%      7.5%
Salary increase rate                    4.5%      4.5%
Health care cost trend (a)              8.0%      9.0%

(a) declining to 5% by 2002

The Company recorded a $97 million curtailment gain in 1996 as a result of the sale of the Office Imaging business, which is included in the loss on the sale.

Increasing the health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by approximately $112 million as of December 31, 1997 and increase the net postretirement benefit cost for 1997 by approximately $9 million.

------------------------------------------------------------------------------

NOTE 16:  STOCK OPTION AND COMPENSATION PLANS

The Company's stock incentive plans consist of the 1995 Omnibus Long-Term Compensation Plan (the 1995 Plan), the 1990 Omnibus Long-Term
Compensation Plan (the 1990 Plan) and the 1985 Stock Option Plan (the 1985 Plan). The Plans are administered by the Executive Compensation and Development Committee of the Board of Directors.

Under the 1995 Plan, 16 million shares of the Company's common stock may be granted to a variety of employees between February 1, 1995 and December 31, 1999. Option prices are not less than 100% of the per share fair market value on the date of grant, and the options generally expire ten years from the dates of grant, but may expire sooner if the optionee's employment terminates. The 1995 Plan also provides for Stock Appreciation Rights (SARs) to be granted, either in tandem with options or freestanding. SARs allow optionees to receive payment equal to the difference between the Company's stock market price on grant date and exercise date. At December 31, 1997, 536,490 freestanding SARs were outstanding at option prices ranging from $54.38 to $90.63.

Under the 1990 Plan, 16 million shares of the Company's common stock could be granted to key employees between February 1, 1990 and January 31, 1995. Option prices could not be less than 50% of the per share fair market value on the date of grant; however, no options below fair market value were granted. The options generally expire ten years from the dates of grant, but may expire sooner if the optionee's employment terminates. The 1990 Plan also provided that options with dividend equivalents, tandem SARs and freestanding SARs could be granted. At December 31, 1997, 100,561 tandem SARs and 221,711 freestanding SARs were outstanding at option prices ranging from $31.45 to $44.50.

Under the 1985 Plan, approximately 1 million options, 119,583 tandem SARs and 22,359 freestanding SARs were outstanding at December 31, 1997, at option prices ranging from $33.79 to $36.64. The 1985 Plan terms are similar to the 1995 Plan terms.

Further information relating to options is as follows:
(Amounts in thousands, except per share amounts)

                                                Shares       Range of Price
                                             Under Option      Per Share

Outstanding on December 31, 1994                21,798       $30.25 - $50.47
   Granted                                       2,711       $49.31 - $69.50
   Exercised                                     3,212       $30.25 - $49.44
   Terminated, Canceled or Surrendered              98       $31.45 - $56.31
                                                ------
Outstanding on December 31, 1995                21,199       $30.25 - $69.50
   Granted                                       3,359       $68.00 - $83.44
   Exercised                                     3,411       $30.25 - $71.81
   Terminated, Canceled or Surrendered             293       $31.45 - $75.69
                                                ------
Outstanding on December 31, 1996                20,854       $30.25 - $83.44
   Granted                                       6,077       $54.38 - $92.31
   Exercised                                     2,422       $30.25 - $71.81
   Terminated, Canceled or Surrendered             305       $31.45 - $90.75
                                                ------
Outstanding on December 31, 1997                24,204       $30.25 - $92.31
Exercisable on December 31, 1997                14,977       $30.25 - $90.44

The Company applies Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees," in accounting for employee stock options. Accordingly, no compensation expense has been recognized for stock option plans.

Pro forma net earnings and earnings per share information, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for employee stock options under SFAS No. 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995:

                                            1997           1996          1995

Risk free interest rates                     6.7%           6.3%          6.9%
Expected option lives                     7 years        7 years       7 years
Expected volatilities                         25%            25%           25%
Expected dividend yields                    2.32%          2.25%         3.00%

The weighted-average fair values of options granted were $25.76, $22.84 and $17.43 for 1997, 1996 and 1995, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (3 years). The Company's pro forma information follows:

                                                 Year Ended December 31,
(in millions, except per share data)        1997           1996          1995
Net earnings (loss)
  As reported                             $    5         $1,288        $1,252
  Pro forma                                  (52)         1,262         1,242
Basic earnings (loss) per share
  As reported                             $  .01         $ 3.82        $ 3.67
  Pro forma                                 (.16)          3.74          3.64
Diluted earnings (loss) per share
  As reported                             $  .01         $ 3.76        $ 3.62
  Pro forma                                 (.16)          3.68          3.59

This disclosure is not likely to be representative of the effects on reported net earnings for future years, because options vest over three years and additional awards generally are made each year.

The following table summarizes information about stock options at
December 31, 1997:
(Number of options in thousands)
                        Options Outstanding             Options Exercisable
               ------------------------------------    ----------------------
                            Weighted-
  Range                      Average      Weighted-               Weighted-
   of                       Remaining      Average                  Average
Exercise                   Contractual    Exercise                 Exercise
 Prices        Options        Life          Price        Options      Price

$30 - $45      11,529          4.3         $37.89        11,329     $37.80
$45 - $60       3,595          6.9         $54.35         2,418     $54.09
$60 - $75       6,371          8.9         $72.63         1,112     $71.62
$75 - $90         586          9.0         $82.46            57     $77.80
>$90            2,123          9.2         $90.19            61     $90.44
               ------                                    ------
               24,204                                    14,977
               ======                                    ======

The Company recognized a credit to compensation expense of $25 million in 1997, and compensation expense of $31 million and $70 million in 1996 and 1995, respectively, related to stock-based employee compensation awards.
------------------------------------------------------------------------------

NOTE 17:  ACQUISITIONS AND JOINT VENTURES

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

On October 2, 1997, the Company purchased CPI's 49% interest in the Fox Photo, Inc. joint venture for $10 million in cash and a $43.9 million note due on January 4, 1999. The two companies formed the photospecialty retailing venture in October 1996 with Kodak purchasing 51% of the stock in the venture for $56.1 million and CPI contributing its retail operations. The transaction was accounted for by the purchase method and, accordingly, the operating results of the venture have been included in the accompanying consolidated financial statements from the date of formation.

On December 31, 1997, the Company and Sun Chemical Corporation formed a joint venture, Kodak Polychrome Graphics, that will supply film, paper, conventional and computer-to-plate solutions, processing chemistry and digital color proofing products to the global graphics arts market. Each company owns 50% of the venture and will share profits equally. Assets contributed to the joint venture were reclassified to other noncurrent assets on the Consolidated Statement of Financial Position.  The
Company's investment in the venture will be accounted for using the equity method.
------------------------------------------------------------------------------

NOTE 18:  SEGMENT INFORMATION

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

The parent company's equity in the net assets of subsidiaries outside the U.S. was as follows:

(in millions)                   1997            1996            1995

Net assets                     $2,393          $2,927          $2,980
                               ======          ======          ======

SEGMENT INFORMATION (continued)
Financial information by geographic areas is as follows:

                               Europe,            Canada
                               Middle               &
                    United      East       Asia    Latin    Elimi-   Consol-
(in millions)       States    & Africa   Pacific  America  nations   idated
1997
Sales to customers  $ 6,890   $4,036     $2,333   $1,279             $14,538
Transfers among
 geographic areas     2,923      210        164      683   $(3,980)        -
                    -------   ------     ------   ------   -------   -------
    Total Sales     $ 9,813   $4,246     $2,497   $1,962   $(3,980)  $14,538
                    =======   ======     ======   ======   =======   =======
Earnings (loss)
 from operations    $   206   $ (183)    $   67   $   40   $    -     $  130
                    =======   ======     ======   ======   =======   =======
Assets by geo-
 graphic areas      $ 8,285   $2,804     $1,446   $1,083   $  (473)  $13,145
                    =======   ======     ======   ======   =======   =======


1996
Sales to customers  $ 7,453   $4,664     $2,453   $1,398             $15,968
Transfers among
 geographic areas     3,065      228         79      632   $(4,004)        -
                    -------   ------     ------   ------   -------   -------
    Total Sales     $10,518   $4,892     $2,532   $2,030   $(4,004)  $15,968
                    =======   ======     ======   ======   =======   =======
Earnings from
 operations         $ 1,173   $  497     $   96   $   79   $    -     $1,845
                    =======   ======     ======   ======   =======   =======
Assets by geo-
 graphic areas      $ 9,162   $3,036     $1,543   $1,161   $  (464)  $14,438
                    =======   ======     ======   ======   =======   =======


1995
Sales to customers  $ 6,978   $4,391     $2,286   $1,325             $14,980
Transfers among
 geographic areas     2,725      229         74      555   $(3,583)        -
                    -------   ------     ------   ------   -------   -------
    Total Sales     $ 9,703   $4,620     $2,360   $1,880   $(3,583)  $14,980
                    =======   ======     ======   ======   =======   =======
Earnings from
 operations         $ 1,153   $  499     $  152   $  137   $    -     $1,941
                    =======   ======     ======   ======   =======   =======
Assets by geo-
 graphic areas      $ 9,266   $3,036     $1,624   $1,354   $  (803)  $14,477
                    =======   ======     ======   ======   =======   =======


SEGMENT INFORMATION (continued)
(in millions)                              1997        1996        1995
Sales, including intersegment sales
   Consumer Imaging                     $ 7,681     $ 7,659     $ 6,830
   Commercial Imaging                     6,888       8,340       8,184
Intersegment sales                          (31)        (31)        (34)
                                        -------     -------     -------
      Total sales                       $14,538     $15,968     $14,980
                                        =======     =======     =======
Earnings (loss) from operations (1)
   Consumer Imaging                     $   581     $ 1,141     $ 1,254
   Commercial Imaging                      (451)        704         687
                                        -------     -------     -------
      Total earnings from operations        130       1,845       1,941

Other revenues and charges
   Consumer Imaging                          25          51          35
   Commercial Imaging                       (29)       (316)        (36)
   Corporate                                 25          59          64
   Interest expense                          98          83          78
                                        -------     -------     -------
      Earnings before income taxes      $    53     $ 1,556     $ 1,926
                                        =======     =======     =======
Assets
   Consumer Imaging                     $ 5,889     $ 5,846     $ 4,913
   Commercial Imaging                     5,163       5,921       6,889
   Corporate                              2,093       2,671       2,675
                                        -------     -------     -------
      Total assets at year end          $13,145     $14,438     $14,477
                                        =======     =======     =======
Depreciation expense
   Consumer Imaging                     $   387     $   344     $   311
   Commercial Imaging                       361         493         496
                                        -------     -------     -------
      Total depreciation expense        $   748     $   837     $   807
                                        =======     =======     =======
Amortization of goodwill
   Consumer Imaging                     $    52     $    43     $    43
   Commercial Imaging                        28          23          66
                                        -------     -------     -------
      Total amortization of goodwill    $    80     $    66     $   109
                                        =======     =======     =======
Capital additions
   Consumer Imaging                     $   796     $   599     $   436
   Commercial Imaging                       689         742         598
                                        -------     -------     -------
      Total capital additions           $ 1,485     $ 1,341     $ 1,034
                                        =======     =======     =======

(1) Earnings (loss) from operations are shown after deducting restructuring costs, asset impairments and other charges of:
                                           1997        1996        1995

     Consumer Imaging                   $   516     $   183     $    -
     Commercial Imaging                     939         175          -
------------------------------------------------------------------------------

NOTE 19:  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED
                                   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                                      (in millions, except per share data)
1997

Sales                               $3,779     $3,773     $3,853    $3,133
Gross profit                         1,503      1,728      1,838     1,490
Net (loss) earnings                   (744)(1)    232(3)     368       149(4)
Basic (loss) earnings per share (6)  (2.29)       .71       1.12       .45
Diluted (loss) earnings per
 share (6)                           (2.29)       .71       1.11       .44

(Loss) earnings used in basic and
 diluted earnings (loss) per share    (744)(1)    232(3)     368       149(4)

Number of common shares used in
 basic earnings (loss) per share     324.5      325.2      327.4     332.4
Incremental shares from
 assumed conversion of options           - (2)    3.9        5.2       5.8
                                    ------     ------     ------    ------
Number of common shares used in
 diluted earnings (loss) per share   324.5      329.1      332.6     338.2

1996

Sales                               $4,314     $4,149     $4,117    $3,388
Gross profit                         2,016      1,997      2,017     1,612
(Loss) earnings from continuing
 operations                           (113)(5)    410        440       274
Earnings from discontinued
 operations                            277          -          -         -
Net earnings                           164 (5)    410        440       274
Basic (loss) earnings per share
 from continuing operations (6)       (.34)      1.22       1.30       .80
Basic earnings per share from
 discontinued operations (6)           .83          -          -         -
Basic earnings per share (6)           .49       1.22       1.30       .80

Diluted (loss) earnings per share
from continuing operations (6)       (.34)      1.20       1.28        .78
Diluted earnings per share from
 discontinued operations (6)           .83          -          -         -
Diluted earnings per share (6)         .49       1.20       1.28       .78

(Loss) earnings from continuing
 operations used in basic and
 diluted earnings (loss) per share    (113)(5)    410        440       274

Number of common shares used in
 basic earnings (loss) per share     332.9      335.4      338.2     343.4
Incremental shares from
 assumed conversion of options           - (2)    5.5        5.8       5.6
                                    ------     ------     ------    ------
Number of common shares used in
 diluted earnings (loss) per share   332.9      340.9      344.0     349.0

(1) After deducting $1,455 million of restructuring costs, asset impairments and other charges, which reduced net earnings by $990 million.
(2) Potential common shares were not included because they would have had an antidilutive effect.
(3) After deducting a $46 million reserve for payments that may be required in connection with the Image Technical Service, Inc. litigation relating to the sale of micrographics and copier parts, which reduced net earnings by $30 million.
(4) After deducting $186 million for a write-off of in-process research and development associated with the acquisition of Wang Laboratories' software unit on March 17, 1997, which reduced net earnings by $123 million.
(5) After deducting $358 million of restructuring costs, which reduced net earnings by $256 million, and a $387 million loss related to the sale of the Office Imaging business, which reduced net earnings by $252 million.
(6) Each quarter is calculated as a discrete period and the sum of the four quarters does not equal the full year amount.

SUMMARY OF OPERATING DATA
Eastman Kodak Company and Subsidiary Companies
(Dollar amounts and shares in millions, except per share data)

                                    1997      1996      1995    1994      1993
Sales from continuing
 operations                      $14,538   $15,968   $14,980 $13,557   $12,670
Earnings from operations
 before extraordinary items
 and cumulative effect of
 changes in accounting
 principle:
    Continuing                         5(1)  1,011(3)  1,252     554(5)    644 (6)
    Discontinued                       -       277         -     269        23 (6)
Net earnings (loss)                    5(1)  1,288(3)  1,252     557(5) (1,515)(6)
                                                                               (7)
EARNINGS AND DIVIDENDS
Net earnings (loss)
 - % of sales                        0.0%      8.1%      8.4%    4.1%    (12.0%)
 - % return on average
   shareholders' equity              0.1%     26.1%     27.4%   15.1%    (30.6%)
Basic earnings from continuing
 operations per share (8)            .01      3.00      3.67    1.65      1.95
Basic earnings (loss) per share (8)  .01      3.82      3.67    1.66     (4.61)
Diluted earnings from continuing
 operations per share                .01      2.95      3.62    1.64      1.95
Diluted earnings (loss) per share    .01      3.76      3.62    1.65     (4.59)
Cash dividends declared
  - on common shares                 577       539       547     537       657
  - per common share                1.76      1.60      1.60    1.60      2.00
Common shares outstanding at
 year end                          323.1     331.8     345.9   339.8     330.6
Shareholders at year end         135,132   137,092   143,574 151,349   157,797

STATEMENT OF FINANCIAL
 POSITION DATA
Working capital                  $   298   $ 1,548   $ 2,666 $ 1,948   $ 2,696
Properties - net                   5,509     5,422     5,377   5,292     5,027
Total assets                      13,145    14,438    14,477  14,968    18,810
Long-term borrowings                 585       559       665     660     6,727
Total shareholders' equity         3,161     4,734     5,121   4,017     3,356

SUPPLEMENTAL INFORMATION
Sales - Consumer Imaging         $ 7,681   $ 7,659   $ 6,830 $ 5,919   $ 5,292
      - Commercial Imaging         6,888     8,340     8,184   7,646     7,382
Research and development costs     1,044(2)  1,028       935     859       864
Depreciation                         748       837       807     836       817
Taxes (excludes payroll, sales
 and excise taxes)                   164       663       796     567       545
Wages, salaries and employee
 benefits                          4,985     5,110     5,025   4,690     4,679
Employees at year end
  - in the U.S.                   54,800    53,400(4) 54,400  54,300    49,100
  - worldwide                     97,500    94,800(4) 96,600  96,300    91,800

(see footnotes on next page)

SUMMARY OF OPERATING DATA
Eastman Kodak Company and Subsidiary Companies

(footnotes for previous page)


(1) After deducting $1,455 million of restructuring costs, asset impairments and other charges, which reduced net earnings by $990 million, $186 million as a write-off of in-process research and development associated with the acquisition of Wang Laboratories' software unit, which reduced net earnings by $123 million, and a $46 million reserve for payments that may be required in connection with the Image Technical Service, Inc. litigation relating to the sale of micrographics and copier parts, which reduced net earnings by $30 million.
(2) Excludes a $186 million charge for the write-off of in-process research and development associated with the acquisition of Wang Laboratories' software unit.
(3) After deducting $358 million of restructuring costs, which reduced net earnings by $256 million, and a $387 million loss related to the sale of the Office Imaging business, which reduced net earnings by $252 million.
(4) Excludes approximately 10,000 employees worldwide and 5,800 employees in the U.S. who were transferred to Danka Business Systems PLC.
(5) After deducting $340 million of restructuring costs from continuing operations, which reduced net earnings by $254 million, and a $110 million loss on the extinguishment of certain financial instruments, which reduced net earnings by $80 million. Net earnings were also reduced by $266 million of extraordinary losses related to the early extinguishment of debt.
(6) After deducting $495 million of restructuring costs from continuing operations, which reduced net earnings by $353 million, and $55 million of restructuring costs from discontinued operations, which reduced net earnings by $34 million.
(7) The net loss for 1993 was due to an after-tax charge of $2.17 billion from the cumulative effect of adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS
     No. 112, "Employers' Accounting for Postemployment Benefits."
(8)  Based on weighted-average number of shares outstanding.

                                 PART III

ITEMS 10(a), 11 AND 12.  DIRECTORS OF THE REGISTRANT
                         EXECUTIVE COMPENSATION
                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND
                          MANAGEMENT

Responses to the above items, as contained in the Notice of 1998 Annual Meeting and Proxy Statement, which will be filed within 120 days of the Company's fiscal year end, are hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 10(b).  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers list is contained in PART I under the caption "Executive Officers of the Registrant" on page 7.
------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None to report.
------------------------------------------------------------------------------
                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                 Page No.
(a) 1.  Consolidated financial statements:
        Report of independent accountants                          20
        Consolidated statement of earnings                         21
        Consolidated statement of financial position               22
        Consolidated statement of shareholders' equity             23
        Consolidated statement of cash flows                       24-25
        Notes to financial statements                              26-49

    2.  Financial statement schedules:

        II - Valuation and qualifying accounts                     54

        All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

    3.  Additional data required to be furnished:

        Exhibits required as part of this report are listed in the index appearing on pages 55 through 58. The management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report are listed on pages 56 through 58, Exhibit Numbers (10)A - (10)O.

(b) Report on Form 8-K.

    No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 1997.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    EASTMAN KODAK COMPANY
          (Registrant)

By:                                    By:
   George M. C. Fisher, Chairman          Harry L. Kavetas, Chief Financial
   and Chief Executive Officer            Officer and Executive Vice
                                          President


                                          David J. FitzPatrick
                                          Controller and Vice President
Date:  March 11, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Richard S. Braddock, Director             Karlheinz Kaske, Director


Daniel A. Carp, Director                  Harry L. Kavetas, Director


Martha Layne Collins, Director            Paul H. O'Neill, Director


Alice F. Emerson, Director                John J. Phelan, Jr., Director


George M. C. Fisher, Director             Laura D'Andrea Tyson, Director


Paul E. Gray, Director                    Richard A. Zimmerman, Director


Durk I. Jager, Director


Date:  March 11, 1998

                                                              Schedule II
              Eastman Kodak Company and Subsidiary Companies
                     Valuation and Qualifying Accounts
                               (in millions)

                             Balance at  Additions  Deductions   Balance
                             Beginning   Charged to   Amounts   at End of
                             of Period    Earnings  Written Off   Period
Year ended December 31, 1997
  Deducted in the Statement
   of Financial Position:
   From Current Receivables
     Reserve for doubtful
      accounts                  $ 70        $50         $35         $ 85
     Reserve for loss on
      returns and allowances      20         18          11           27
                                ----        ---         ---         ----
     TOTAL                      $ 90        $68         $46         $112
                                ====        ===         ===         ====
   From Long-Term Receivables
    and Other Noncurrent Assets
     Reserve for doubtful
      accounts                  $  6        $ 5         $ 1         $ 10
                                ====        ===         ===         ====

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
                                ====        ===         ===         ====

              Eastman Kodak Company and Subsidiary Companies
                             Index to Exhibits

Exhibit
Number                                                            Page

(3)  A.  Certificate of Incorporation.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 25, 1988, Exhibit 3.)

     B.  By-laws, as amended through February 12, 1998.            59

(4)  A.  Indenture dated as of January 1, 1988 between Eastman
         Kodak Company as issuer of (i) 9 3/8% Notes Due 2003,
         (ii) 9.95% Debentures Due 2018, (iii) 9 1/2% Notes Due 2008,
         (iv) 9.20% Debentures Due 2021, and (v) 7 1/4% Notes Due 1999, and The Bank of New York as Trustee.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 25, 1988, Exhibit 4.)

     B. First Supplemental Indenture dated as of September 6, 1991 and Second Supplemental Indenture dated as of September 20, 1991, each between Eastman Kodak Company and The Bank of New York as Trustee, supplementing the Indenture described in A. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 4.)

     C. Third Supplemental Indenture dated as of January 26, 1993, between Eastman Kodak Company and The Bank of New York as Trustee, supplementing the Indenture described in A. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 4.)

     D. Fourth Supplemental Indenture dated as of March 1, 1993, between Eastman Kodak Company and The Bank of New York as Trustee, supplementing the Indenture described in A. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit 4.)

     Eastman Kodak Company and certain subsidiaries are parties to instruments defining the rights of holders of long-term debt that was not registered under the Securities Act of 1933. Eastman Kodak Company has undertaken to furnish a copy of these instruments to the Securities and Exchange Commission upon request.

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number

(10) A. Eastman Kodak Company Retirement Plan for Directors, as amended effective January 1, 1996.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995, Exhibit 10.)

     B.  Eastman Kodak Company Insurance Plan for Directors.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 29, 1985, Exhibit 10.)

     C.  Eastman Kodak Company Deferred Compensation Plan for
         Directors, as amended and restated effective July 10, 1997. (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, Exhibit 10.)

     D. Eastman Kodak Company 1985 Long-Term Performance Award Plan, as amended effective December 31, 1993.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1993, Exhibit 10.)

     E. 1982 Eastman Kodak Company Executive Deferred Compensation Plan, as amended effective November 1, 1996.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996, Exhibit 10.)

     F. Eastman Kodak Company 1985 Stock Option Plan, as amended effective February 13, 1997.
         (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, Exhibit 10.)

     G. Eastman Kodak Company 1990 Omnibus Long-term Compensation Plan, as amended effective February 13, 1997.
         (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, Exhibit 10.)

     H.  Eastman Kodak Company Management Variable Compensation
         Plan, as amended effective December 12, 1996.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, Exhibit 10.)

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number

     I. Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan, as amended effective February 13, 1997.
         (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, Exhibit 10.)

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

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number                                                                 Page


     N. Harry L. Kavetas Employment Agreement dated as of February 11, 1994, Notice of Award of Non-Qualified Stock Options, Notice of Award of Incentive Stock Options, and Notice of Award of Restricted Stock, each dated February 15, 1994.
         (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

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

     O. Eastman Kodak Company 1997 Stock Option Plan, as adopted effective February 13, 1997.
         (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997,
         Exhibit 10.)

(12) Statement Re Computation of Ratio of Earnings to Fixed Charges.    72

(21) Subsidiaries of Eastman Kodak Company.                             73

(23) Consent of Independent Accountants.                                75

(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-K.

(99) Eastman Kodak Employees' Savings and Investment Plan Annual Report on Form 11-K for the fiscal year ended December 30, 1997 (to be filed by amendment).

                                                           Exhibit (3) B.





                           EASTMAN KODAK COMPANY

                         A New Jersey Corporation





                                  BY-LAWS






















                   AS AMENDED THROUGH FEBRUARY 12, 1998

                           EASTMAN KODAK COMPANY

                         A New Jersey Corporation





                                  BY-LAWS





                                 Article 1

                               SHAREHOLDERS



Section 1.  Annual Meeting.

     The annual meeting of the shareholders of the corporation, for the election of directors and for the transaction of such other business as may properly come before the meeting, shall be held on such date in May in each year at such hour and place as shall be fixed by the Board of Directors.

Section 2.  Notice of Annual Meeting.

     Notice of the annual meeting of shareholders shall be given in the manner required by law and by mailing, not less than ten (10) nor more than sixty (60) days before the meeting, a copy of the notice of such meeting to each shareholder of record of the corporation entitled to vote at such meeting, directed to him at his address as it appears on the stock books of the corporation.

Section 3.  Special Meetings.

     Special meetings of the shareholders, except where otherwise provided by law or these by-laws, may be called to be held at such place and time as shall be fixed by the Board of Directors or by the Chairman of the Board of Directors or by the President and shall be called by the Chairman of the Board of Directors or by the President or by the Secretary at the request in writing of a majority of the members of the Board of Directors or at the request in writing of shareholders owning and holding, in the aggregate, shares entitled to at least one-tenth of the total number of votes represented by the entire amount of capital stock of the corporation issued and outstanding and entitled to vote at such meeting. Such request shall state the purpose or purposes of the proposed meeting.

Section 4.  Notice of Special Meetings.

     Notice of each special meeting of the shareholders shall be given in the manner required by law and by mailing, not less than ten (10) nor more than sixty (60) days before the meeting, a copy of the notice of such meeting, stating the purpose or purposes for which the same is called, to each shareholder of record of the corporation entitled to vote at such meeting, directed to him at his address as it appears on the stock books of the corporation.

Section 5.  Quorum.

     Unless otherwise provided by law or in the Certificate of Incorporation, the holders of shares entitled to cast a majority of the votes at a meeting of shareholders shall constitute a quorum at such meeting. Any action, other than the election of directors, shall be authorized by a majority of the votes cast at the meeting by the holders of shares entitled to vote thereon, unless a greater plurality is required by law or the Certificate of Incorporation. Less than a quorum may adjourn the meeting. No notice of an adjournment of the meeting shall be necessary if the Board of Directors does not fix a new record date for the adjourned meeting and if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken and at the adjourned meeting only such business is transacted as might have been transacted at the original meeting.

Section 6.  Qualifications of Voters.

     At each meeting of the shareholders, each holder of record of each outstanding share of common stock of the corporation shall be entitled to one vote on each matter submitted to a vote.
     The Board of Directors of the corporation may fix in advance a date not less than ten (10) nor more than sixty (60) days preceding the date of any meeting of shareholders and not exceeding sixty (60) days preceding the date for the payment of any dividend, or for the allotment of any rights, or for the purpose of any other action, as a record date for the determination of shareholders entitled to notice of and to vote at any such meeting or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any such dividend or allotment of any right, or for the purpose of any other action, and in each case only shareholders of record at the close of business on the date so fixed shall be entitled to such notice of and vote at such meeting or to consent to or dissent from any proposal without a meeting, or to receive payment of such dividend or allotment of rights or take any other action, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after any such record date fixed as aforesaid.

Section 7.  Voting.

     The vote for the election of directors may be taken by ballot and shall be taken by ballot if requested by a shareholder and the vote upon any question before the meeting may be taken by ballot, each of which shall state the name of the shareholder voting, if the shareholder is voting in person, or if voting by proxy, then the name of such proxy, the number of shares of each class voted by him, and the number of his votes. A shareholder may vote either in person or by proxy.

Section 8.  Selection of Inspectors.

     The Board of Directors may, in advance of any shareholders' meeting, appoint one or more inspectors to act at the meeting or any adjournment thereof. If inspectors are not so appointed, or if so appointed and any inspector fails to qualify or fails to appear or act and the vacancy is not filled by the Board of Directors in advance of the meeting, the person presiding at the meeting may, and on the request of any shareholder entitled to vote thereat shall, make such appointment. No person shall be elected a director at a meeting at which he has served as an inspector.

Section 9.  Duties of Inspectors.

     The inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders.



                                 Article 2

                                 DIRECTORS



Section 1.  Directors and Their Term of Office.

     The Board of Directors of the corporation shall consist of as many members, not less than nine (9) nor more than eighteen (18), as may from time to time be fixed by the Board of Directors. They shall, respectively, be at all times bona fide shareholders of the corporation. The directors shall be divided into three classes: Class I, Class II and Class III, each such class, as nearly as possible, to have the same number of directors. The term of office of the initial Class I directors shall expire at the annual meeting of the shareholders in 1988, the term of office of the initial Class II directors shall expire at the annual meeting of the shareholders in 1989, and the term of office of the initial Class III directors shall expire at the annual meeting of the shareholders in 1990.

Section 2.  Election of Directors.

     A class of directors of the corporation whose term is expiring, shall be elected at the annual meeting of the shareholders or at any meeting of the shareholders held in lieu of such annual meeting, which meeting, for the purposes of these by-laws, shall be deemed the annual meeting. At each annual meeting of the shareholders held after 1987, the directors chosen to succeed those whose terms have then expired shall be identified as being of the same class as the directors they succeed and shall be elected by the shareholders for a term expiring at the third succeeding annual meeting of the shareholders.

Section 3.  Vacancies.

     In the event of a vacancy occurring in the Board of Directors, the remaining directors, by affirmative vote of a majority thereof, expressed at a duly called meeting of the directors, may fill such vacancy until the next succeeding annual meeting of shareholders including one resulting from an increase in the number of directors as provided in
Section 5 of the Certificate of Incorporation.

Section 4.  Compensation.

     Directors may receive from the corporation such reasonable compensation for their services as such or for their services to the corporation in any other capacity, including a fixed sum and expenses for attendance at meetings of the Board and at meetings of committees of the Board as shall be determined from time to time by the Board of Directors.

Section 5.  Regular Meetings of Directors.

     The Board of Directors shall by resolution provide for the scheduling of regular meetings of the Board.

Section 6.  Notice of Regular Meetings of Directors.

     No notice shall be required to be given of any regular meeting of the Board of Directors except as the Board may require.

Section 7.  Special Meetings of Directors.

     Special meetings of the Board of Directors may be called at any time by the Chairman of the Board, the President or any two members of the Board and may be held at any time and place within or without the State of New Jersey.

Section 8.  Notice of Special Meetings of Directors.

     Notice of each special meeting of the Board of Directors, stating the time, place, and purpose or purposes thereof, shall be given by the Chairman of the Board, the President, the Secretary or any two members of the Board to each member of the Board not less than two (2) days by mail or one (1) day by telegraph or telephone prior to the date specified for such meeting. Special meetings of the Board of Directors may also be held at any place and time, without notice, by unanimous consent of all the members or provided all the members are present at such meeting.

Section 9.  Quorum.

     At any meeting of the Board of Directors a quorum shall consist of one-third of the total number thereof and, except as otherwise provided by law or these by-laws, a majority of such quorum shall decide any question that may come before the meeting. A majority of the members present at any regular or special meeting, although less than a quorum, may adjourn the same from time to time, without notice other than announcement at the meeting, until a quorum is present. At such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally called.

Section 10. Action of Directors or Committees Without a Meeting or When Members are in Separate Places.

     Any action required or permitted to be taken pursuant to authorization voted at a meeting of the Board of Directors or any committee of the Board may be taken without a meeting if, prior or subsequent to such action, all members of the Board or of such committee, as the case may be, consent thereto in writing and such written consents are filed with the minutes of the proceedings of the Board or committee.
     Any or all directors may participate in a meeting of the Board or in a meeting of a committee of the Board by means of a conference telephone or any means of communication by which all persons participating in the meeting are able to hear each other as though he or they were present in person at such meeting.

Section 11.  Common Directorship and Directors' Personal Interest.

     No contract or other transaction between the corporation and one or more of its directors, or between the corporation and any other corporation, firm or association of any type or kind in which one or more of this corporation's directors are directors or are otherwise interested, shall be void or voidable solely by reason of such common directorship or interest, or solely because such director or directors are present at the meeting of the Board or a committee thereof which authorizes or approves the contract or transaction, or solely because his or their votes are counted for such purpose, (1) if the contract or other transaction is fair and reasonable as to the corporation at the time it is authorized, approved or ratified; (2) or the fact of the common directorship or interest is disclosed or known to the Board or committee and the Board or committee authorizes, approves or ratifies the contract or transaction by a vote sufficient for the purpose without counting the vote or votes of such common or interested director or directors; (3) or the fact of the common directorship or interest is disclosed or known to the shareholders and they authorize, approve, or ratify the contract or transaction.
     Common or interested directors may be counted in determining the presence of a quorum at a Board or committee meeting at which a contract or transaction described in this by-law is authorized, approved or ratified.

Section 12. Standard of Care and Reliance upon Opinions of Counsel, Reports, etc.

     Directors and members of any committee of the Board of Directors shall discharge their duties to the corporation when they act in good faith and with that degree of diligence, care and skill which ordinarily prudent men would exercise under similar circumstances in like positions. In discharging their duties, directors and members of any such committee shall not be liable if, acting in good faith, they rely (a) upon the opinion of counsel for the corporation, or (b) upon written reports setting forth financial data concerning the corporation and prepared by an independent public accountant or certified public accountant or firm of such accountants, or (c) upon financial statements, books of account or reports of the corporation represented to them to be correct by the President, the officer of the corporation having charge of its books of account, or the person presiding at a meeting of the Board.

                                 Article 3

                            EXECUTIVE COMMITTEE



Section 1.  Members of Executive Committee and Their Term of Office.

     There may be an Executive Committee, consisting of three (3) or more directors, one of whom shall be the President of the Corporation, appointed by the Board of Directors. They shall be appointed for the term of one (1) year but shall hold office until their successors are elected and have qualified. Any member of the Executive Committee, however, may be removed by the affirmative vote of a majority of the members of the Board of Directors.

Section 2.  Vacancies.

     In the event of a vacancy occurring in the Executive Committee, the Board of Directors, by resolution adopted by a majority of the entire board, shall fill such vacancy for the unexpired term.

Section 3.  Powers of Executive Committee.

     Subject to such limitations and regulations as may be prescribed by law, including any pertinent section of the New Jersey Business Corporation Act, or these by-laws or by the Board of Directors, the Executive Committee shall have and may exercise all the authority of the Board of Directors in the intervals between the meetings of the Board.

Section 4.  Regular Meetings.

     Regular meetings of the Executive Committee shall be held on such days and at such hours as the Committee may by resolution fix and determine.

Section 5.  Notice of Regular Meetings.

     No notice shall be required to be given of any regular meeting of the Executive Committee.

Section 6.  Special Meetings.

     Special meetings of the Executive Committee may be called at any time by the Chairman of the Committee, the President or by any two members of the Committee and may be held at any place within or without the State of New Jersey and at any time.

Section 7.  Notice of Special Meetings.

     Notice of each special meeting of the Executive Committee, stating the time, place, and purpose or purposes thereof, shall be given by the Chairman of the Committee, the President or by the Secretary or by any two members of the Committee to each member of the Committee not less than two (2) days by mail or one (1) day by telegraph or telephone prior to the date specified for such meeting. Special meetings of the Executive Committee may also be held at any place and time, without notice, by unanimous consent of all the members or provided all the members are present at such meeting.

Section 8.  Quorum.

     At any meeting of the Executive Committee a majority of the entire Committee shall constitute a quorum and, except where otherwise provided by law or these by-laws, a majority of such quorum shall decide any question that may come before the meeting. A majority of the members present at any regular or special meeting, although less than a quorum, may adjourn the same from time to time, without notice other than announcement at the meeting, until a quorum is present. At such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally called.



                                 Article 4

                                 OFFICERS



Section 1.  Officers Enumerated.

     The officers of the corporation shall be a Chairman of the Board of Directors, a President, one or more Vice-Presidents, a Secretary, a Treasurer, a General Comptroller, and one or more Assistant Vice-Presidents, Assistant Secretaries, Assistant Treasurers, and Assistant Comptrollers, all of whom shall be elected annually by the Board of Directors. The Chairman of the Board and the President shall be directors of the corporation.

Section 2.  Other Officers and Committees.

     The Board may by resolution appoint such other officers, managers, agents, employees, or committees as it shall deem necessary, who shall hold their offices for such terms and shall have such powers and perform such duties in the management of the property and affairs of the corporation as shall be prescribed from time to time by the Board of Directors or in the by-laws. Any person may hold more than one office. The Board may also designate the officer who shall be the chief executive officer of the corporation.

Section 3.  Term of Office.

     The enumerated officers of the corporation shall be elected for the term of one (1) year but shall hold office until their successors are elected and have qualified. Any officer, however, may be removed at any time by the affirmative vote of a majority of the whole Board of Directors expressed at any duly called regular or special meeting of the Board of Directors.

Section 4.  Vacancies.

     If any vacancy shall occur among the officers of the corporation, the Board of Directors may fill such vacancy for the unexpired term.

Section 5.  The Chairman of the Board of Directors.

     The Chairman of the Board of Directors shall preside at all meetings of the Board of Directors and at all meetings of the shareholders and shall perform such other duties as the Board of Directors may properly direct.

Section 6.  The President.

     The President shall have the general powers and duties of supervision and management of the property and affairs of the corporation which usually pertain to his office, and shall perform all such other duties as the Board of Directors may properly direct. In the absence of the Chairman of the Board, he shall preside at all meetings of the Board of Directors and at all meetings of the shareholders.

Section 7.  The Vice-Presidents.

     The Vice-President, and each Vice-President if there be more than one, shall have such powers and perform such duties as usually pertain to such office or as the Board of Directors may properly direct. In the absence or disability of the President, the Vice-President designated by the Board of Directors shall perform the duties and exercise the powers of the President.

Section 8.  The Secretary.

     The Secretary shall issue notices of all meetings of shareholders and of the directors and of the Executive Committee where notices of such meetings are required by law or these by-laws. He shall keep the minutes of meetings of shareholders and of the Board of Directors and of the Executive Committee. He shall sign such instruments as require his signature and shall perform such other duties as usually pertain to his office and as the Board of Directors may properly direct.

Section 9.  The Treasurer.

     The Treasurer shall have the care and custody of all the moneys and securities of the corporation. He shall cause to be entered in books of the corporation to be kept for that purpose, full and accurate accounts of all moneys received and paid on account of the corporation. He shall sign such instruments as require his signature and shall perform such other duties as usually pertain to his office and as the Board of Directors shall properly direct.

Section 10.  The General Comptroller.

     The General Comptroller shall have the custody and operation of the accounting books and records of the corporation and shall establish and maintain adequate systems of internal control and audit to safeguard the assets of the corporation and shall perform such other duties as usually pertain to his office and as the Board of Directors may properly direct.

Section 11. Assistant Vice-Presidents, Assistant Secretaries, Assistant Treasurers and Assistant Comptrollers.

     The duties of the Assistant Vice-Presidents, Assistant Secretaries, Assistant Treasurers and Assistant Comptrollers shall be such as usually pertain to their respective offices and as may be properly required of them by the Board of Directors from time to time.

Section 12.  Salaries.

     The Board of Directors shall have the authority to fix the salaries of all officers of the corporation.



                                 Article 5

                          INDEPENDENT ACCOUNTANTS



     The Board of Directors shall annually elect independent accountants, and such independent accountants shall serve for one year or until removed by the Board of Directors, whichever occurs first. The annual election of independent accountants shall be subject to ratification by the shareholders. If the shareholders fail to ratify the independent accountants elected by the Board of Directors, the Board of Directors shall elect other independent accountants, who shall serve the remainder of the one-year term for which the independent accountants not ratified by the shareholders had been elected or until removed by the Board of Directors, whichever occurs first. No representative of the corporation's independent accountants shall be a director or officer of the corporation. The independent accountants shall perform such work, render such reports, and make such certificates in connection with the books and accounts and financial affairs of the corporation as the Board of Directors may from time to time direct, and, for that purpose, shall have access at all reasonable times to the records, books, accounts, and vouchers of the corporation, and shall be entitled to require such information and explanations as may be reasonably necessary in the performance of their duties.

                                 Article 6

                               CAPITAL STOCK



Section 1.  Stock Certificates.

     Certificates of stock shall be issued only in numerical order. They shall be signed by or bear the facsimile signatures of the Chairman of the Board, the President, or one of the Vice-Presidents and the Secretary, the Treasurer, Assistant Secretary or Assistant Treasurer. They shall also be signed by or bear the facsimile signature of one of the Transfer Agents and of one of the Registrars of the corporation as permitted or required by law. In case any officer, Transfer Agent or Registrar who has signed or whose facsimile signature has been placed upon any such certificate shall have ceased to be such officer, Transfer Agent or Registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such signatory had not ceased to be such at the date of its issue.

Section 2.  Transfer of Shares.

     Transfers of shares, except where otherwise provided by law or these by-laws, shall be made on the books of the corporation pursuant to authority granted by power of attorney duly executed and filed by the holder thereof with one of the Transfer Agents, upon surrender of the certificate or certificates of such shares and in accordance with the provisions of the Uniform Commercial Code as adopted in New Jersey as amended from time to time.

Section 3.  Transfer Agents and Registrars.

     The Board of Directors may at any time appoint one or more Transfer Agents and/or Registrars for the transfer and/or registration of shares of stock, and may from time to time by resolution fix and determine the manner in which shares of stock of the corporation shall be transferred and/or registered by such Transfer Agent or Agents and Registrar or Registrars, respectively.

Section 4.  Lost, Stolen or Destroyed Certificates.

     Where a certificate for shares has been lost, apparently destroyed, or wrongfully taken and the owner thereof fails to so notify the corporation or the Transfer Agent within a reasonable time after he has notice of the fact and the Transfer Agent or the corporation registers a transfer of the shares before receiving such a notification, the owner shall be precluded from asserting against the corporation any claim for registering the transfer of such shares or any claim to a new certificate.

     Subject to the foregoing, where the owner of shares claims that the certificate representing such shares has been lost, destroyed, or wrongfully taken, the corporation shall issue a new certificate in place of the original certificate if the registered owner thereof, or his legal representative, (a) requests the issue of a new certificate before the corporation has notice that the certificate has been acquired by a bona fide purchaser; (b) makes proof in such form as the corporation may prescribe of his ownership of the shares represented by the certificate and that the certificate has been lost, destroyed or wrongfully taken;
(c) files either (i) an assumption of liability by a surety approved by the corporation under a blanket lost instrument indemnity bond, substantially in the form approved by the corporation, or (ii) an indemnity bond in such form and with such surety and in such amount (open or specified) as may be approved by the corporation, indemnifying the corporation and its transfer agents and registrars against all loss, cost and damage which may arise from issuance of a new certificate in place of the original certificate; and (d) satisfies any other reasonable requirements imposed by the corporation. Approvals or any requirements pursuant to this section by the corporation may be granted or imposed by the President, and Vice-President, the Secretary, any Assistant Secretary, or any other officer as authorized by the Board of Directors.



                                 Article 7

                          DIVIDENDS AND FINANCES



Section 1.  Dividends.

     Dividends may be declared by the Board of Directors and paid by the corporation at such times as the Board of Directors may determine, all pursuant to the provisions of the New Jersey Business Corporation Act.
     Before payment of any dividend or making of any distribution of net profits there may be set aside out of the net profits of the corporation such sum or sums as the Board of Directors from time to time, in their absolute discretion, think proper and for such purposes as the Board shall think conducive to the interests of the corporation.

Section 2.  Finances.

     All funds of the corporation not otherwise employed shall be deposited in its name in, and shall be subject to application or withdrawal from, banks, trust companies or other depositories to be selected in accordance with and in such manner and under such conditions as may be authorized by, or pursuant to the authority of, resolution of the Board of Directors. All checks, notes, drafts and other negotiable instruments of the corporation shall be signed by such officer or officers, agent or agents, employee or employees as may be authorized by, or pursuant to the authority of, resolution of the Board of Directors.
No officers, agents, or employees of the corporation, either singly or together, shall have power to make any check, note, draft, or other negotiable instrument in the name of the corporation or to bind the corporation thereby, except as may be authorized in accordance with the provisions of this section.

                                 Article 8

                                  GENERAL



Section 1.  Form of Seal.

     The seal of the corporation shall be circular in form, with the words and figures "Eastman Kodak Company, Incorporated, 1901" in the outer circle, and a monogram of the letters EKC in the inner circle.

Section 2.  Indemnification of Directors, Officers and Employees.

     To the full extent authorized or permitted by law, the corporation shall indemnify against his expenses and liabilities any person who is or was a director, officer, employee or agent of this corporation, or who is or was serving at the request of this corporation as a director, officer, trustee, employee or agent of any other enterprise, or the legal representative of any such person, and who is or was a party to or threatened to be made a party to any proceeding, civil, criminal or otherwise in respect of any past, present or future matter, by reason of the fact that such person is or was serving in any of the foregoing capacities. The determination as to whether an applicant has met the standards to entitle him to indemnification shall be made by a Committee of Directors, not less than three, appointed by the Board of Directors for the purpose, none of whom shall be parties to the proceedings, or if there are not at least three directors who are not parties to the proceedings, or if there are three such directors and the Board so directs, the determination shall be made in a written opinion by independent legal counsel designated by the Board of Directors. The question of indemnification shall not be submitted to shareholders unless so directed by the Board of Directors.



                                 Article 9

                                AMENDMENTS



     Except as may otherwise be required by law or by the Certificate of Incorporation, these by-laws may be amended, altered, or repealed, in whole or in part, by a vote of a majority of the members of the Board of Directors at the time in office at any regular or special meeting of the Board of Directors. The shareholders, by a majority of the votes cast at a meeting of the shareholders, may adopt, alter, amend or repeal the by-laws whether made by the Board of Directors or otherwise.

                                                             Exhibit (12)

              Eastman Kodak Company and Subsidiary Companies
             Computation of Ratio of Earnings to Fixed Charges
                     (in millions, except for ratios)

                          Year Ended December 31

                           1997      1996      1995      1994      1993
Earnings from
 continuing operations
 before provision for
 income taxes            $   53    $1,556    $1,926    $1,002    $1,077
Add:
  Interest expense           98        83        78       535       753
  Share of interest expense
   of 50% owned companies     5         2         1         -         -
  Interest component of
   rental expense (1)        61        81        63        66        80
  Amortization of
   capitalized interest      23        22        22        25        40
                         ------    ------    ------    ------    ------

  Earnings as adjusted   $  240    $1,744    $2,081    $1,628    $1,950
                         ======    ======    ======    ======    ======

Fixed charges
  Interest expense           98        83        78       535       753
  Share of interest expense
   of 50% owned companies     5         2         1         -         -
  Interest component of
   rental expense (1)        61        81        63        66        80
  Capitalized interest       33        29        30        35        87
                         ------    ------    ------    ------    ------
  Total fixed charges    $  197    $  195    $  172    $  636    $  920
                         ======    ======    ======    ======    ======
Ratio of earnings to
 fixed charges             1.2x (2)  8.9x (3) 12.1x      2.6x (4)  2.1x (5)

(1) Interest component of rental expense is estimated to equal 1/3 of such expense, which is considered a reasonable approximation of the interest factor.

(2) The ratio is 8.6x before deducting restructuring costs, asset impairments and other charges of $1,455 million.

(3) The ratio is 12.8x before deducting restructuring costs of $358 million and the loss on the sale of the Office Imaging business of $387 million.

(4)  The ratio is 3.1x before deducting restructuring costs of $340 million.

(5)  The ratio is 2.7x before deducting restructuring costs of $495 million.


                                                             Exhibit (21)

Subsidiaries of Eastman Kodak Company
                                                        Organized
Companies Consolidated                                Under Laws of

Eastman Kodak Company                                  New Jersey
  Eastman Kodak International
    Finance B.V.                                       Netherlands
  Eastman Kodak International
    Sales Corporation                                  Barbados
  Torrey Pines Realty Company, Inc.                    Delaware
  The Image Bank, Inc.                                 New York
  Cinesite, Inc.                                       Delaware
  FPC Inc.                                             California
  Qualex Inc.                                          Delaware
    Qualex Canada Photofinishing Inc.                  Canada
  Eastman Software Inc.                                Delaware
  Fox Photo, Inc.                                      Delaware
  Jamieson Film Company                                Delaware
  Eastman Gelatine Corporation                         Massachusetts
  Eastman Canada Inc.                                  Canada
    Kodak Canada Inc.                                  Canada
    Kodak (Export Sales) Ltd.                          Hong Kong
  Kodak Argentina S.A.I.C.                             Argentina
  Kodak Brasileira C.I.L.                              Brazil
  Kodak Chilena S.A.F.                                 Chile
  Kodak Caceo Ltd.                                     Delaware
  Kodak Panama, Ltd.                                   New York
  Kodak Americas, Ltd.                                 New York
  Kodak Venezuela, S.A.                                Venezuela
  Kodak (Near East), Inc.                              New York
  Kodak (Singapore) Pte. Limited                       Singapore
  Kodak Philippines, Ltd.                              New York
  Kodak Limited                                        England
    Cinesite (Europe) Limited                          England
    Kodak India Limited                                India
    Kodak Polska Sp.zo.o                               Poland
    Kodak International Finance Ltd.                   England
  Kodak AO                                             Russia
  Kodak (Ireland) Manufacturing Limited                Ireland
  Kodak Ireland Limited                                Ireland
  Kodak-Pathe SA                                       France
  Kodak A.G.                                           Germany
  Kodak Korea Limited                                  South Korea
  Kodak Far East Purchasing, Inc.                      New York
  Kodak New Zealand Limited                            New Zealand
  Kodak (Australasia) Pty. Ltd.                        Australia
  Kodak (Kenya) Limited                                Kenya
  Kodak (Egypt) S.A.E.                                 Egypt
  Kodak (Malaysia) S.B.                                Malaysia
  Kodak Taiwan Limited                                 Taiwan

                                                             Exhibit (21)
                                                              (Continued)
                                                        Organized
Companies Consolidated                                Under Laws of

Eastman Kodak Company
  Eastman Kodak International Capital
    Company, Inc.                                      Delaware
    Kodak de Mexico S.A. de C.V.                       Mexico
    Kodak Mexicana S.A. de C.V.                        Mexico
      Industria Mexicana de Fotocopiadoras,
       S.A. de C.V.                                    Mexico
    N.V. Kodak S.A.                                    Belgium
    Kodak a.s.                                         Denmark
    Kodak Norge A/S                                    Norway
    Kodak SA                                           Switzerland
    Kodak (Far East) Limited                           Hong Kong
    Kodak (Thailand) Limited                           Thailand
  Kodak G.m.b.H.                                       Austria
    Kodak Kft.                                         Hungary
  Kodak Oy                                             Finland
  Kodak Nederland B.V.                                 Netherlands
  Kodak S.p.A.                                         Italy
  Kodak Portuguesa Limited                             New York
  Kodak S.A.                                           Spain
  Kodak AB                                             Sweden
  Eastman Kodak (Japan) Ltd.                           Japan
  K.K. Kodak Information Systems                       Japan
  Kodak Japan Ltd.                                     Japan
  Kodak Imagex K.K.                                    Japan
  Kodak Japan Industries Ltd.                          Japan
  Kodak (China) Limited                                Hong Kong
  Kodak Electronic Products (Shanghai) Co., Ltd.       China
  BASO Precision Optics, Ltd.                          Taiwan
  K.H. Optical Company Limited                         Hong Kong
  Kodak Photographic Equipment (Shanghai) Co., Ltd.    China


Note: Subsidiary Company names are indented under the name of the parent company.

                                                             Exhibit (23)

                    CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-48258, No. 33-49285 and No. 33-64453), Form S-4 (No. 33-48891), and S-8
(No. 33-5803, No. 33-35214, No. 33-56499, No. 33-65033 and No. 33-65035)
of Eastman Kodak Company of our report dated January 14, 1998, appearing on page 20 of this Annual Report on Form 10-K.




PRICE WATERHOUSE LLP
Rochester, New York
March 11, 1998