Form 10-Q
period 1998-03-31
EASTMAN KODAK CO
filed 1998-05-07
CIK 31235

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

                                   or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                        March 31, 1998

Common Stock, $2.50 par value                  322,686,419

                     Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

                                           First Quarter
                                          1998       1997
REVENUES
 Sales                                  $2,911     $3,133
 Earnings from equity interests
  and other revenues                        54         69
                                        ------     ------
  TOTAL REVENUES                         2,965      3,202
                                        ------     ------

COSTS
 Cost of goods sold                      1,585      1,643
 Selling, general and administrative
  expenses                                 753        849
 Research and development costs            223        257
 Purchased research and development          -        186
 Interest expense                           24         22
 Other costs                                39         20
                                        ------     ------
  TOTAL COSTS                            2,624      2,977
                                        ------     ------
Earnings before income taxes               341        225
Provision for income taxes                 116         76
                                        ------     ------
  NET EARNINGS                          $  225     $  149
                                        ======     ======

Basic earnings per share                $  .70     $  .45
                                        ======     ======

Diluted earnings per share              $  .69     $  .44
                                        ======     ======

Earnings used in basic and diluted
 earnings per share                     $  225     $  149


Number of common shares used in basic
 earnings per share                      323.0      332.4

Incremental shares from assumed
 conversion of options                     3.4        5.8
                                        ------     ------
Number of common shares used in
 diluted earnings per share              326.4      338.2

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                              $5,350     $5,931
Net earnings                               225        149
Cash dividends declared                   (142)      (147)
Other changes                                2         (5)
                                        ------     ------
RETAINED EARNINGS
  at end of period                      $5,435     $5,928
                                        ======     ======

------------------------------------------------------------------
                    See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                          March 31,        Dec. 31,
                                             1998            1997
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   489         $   728
Marketable securities                          50              24
Receivables                                 2,221           2,271
Inventories                                 1,455           1,252
Deferred income tax charges                   953             958
Other                                         287             242
                                          -------         -------
 Total current assets                       5,455           5,475
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      12,854          12,824
Less: Accumulated depreciation              7,374           7,315
                                          -------         -------
 Net properties                             5,480           5,509
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated amortization
 of $484 and $473)                            852             548
Long-term receivables and other
 noncurrent assets                          1,305           1,231
Deferred income tax charges                   372             382
                                          -------         -------
 TOTAL ASSETS                             $13,464         $13,145
                                          =======         =======
--------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,637         $ 3,832
Short-term borrowings                       1,158             611
Taxes - income and other                      587             567
Dividends payable                             142             143
Deferred income tax credits                    19              24
                                          -------         -------
 Total current liabilities                  5,543           5,177

OTHER LIABILITIES
Long-term borrowings                          494             585
Postemployment liabilities                  3,073           3,075
Other long-term liabilities                 1,089           1,083
Deferred income tax credits                    66              64
                                          -------         -------
 Total liabilities                         10,265           9,984

SHAREHOLDERS' EQUITY
Common stock at par*                          978             978
Additional capital paid in or
 transferred from retained earnings           908             914
Retained earnings                           5,435           5,350
Accumulated translation adjustment           (185)           (172)
Minimum pension liability adjustment          (37)            (37)
                                          -------         -------
                                            7,099           7,033
Less: Treasury stock at cost*               3,900           3,872
                                          -------         -------
 Total shareholders' equity                 3,199           3,161
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $13,464         $13,145
                                          =======         =======

* Common stock: $2.50 par value, 950 million shares authorized,
391 million shares issued at March 31, 1998 and December 31,
1997.  Treasury stock at cost consists of approximately 69
million shares at March 31, 1998 and 68 million shares at
December 31, 1997.
-------------------------------------------------------------------------
                    See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
                                                     First Quarter
                                                     1998    1997

Cash flows from operating activities:
Net earnings                                       $  225  $  149
Adjustments to reconcile above earnings to
net cash used in operating activities,
excluding the effect of initial
consolidation of acquired companies:
  Depreciation and amortization                       194     193
  Purchased research and development                    -     186
  Provision (benefit) for deferred taxes                4     (75)
  Loss (gain) on sale and retirement of properties     15     (16)
  Decrease in receivables                              46      97
  Increase in inventories                            (207)   (198)
  Decrease in liabilities excluding borrowings       (296)   (354)
  Other items, net                                   (119)     13
                                                   ------  ------
    Total adjustments                                (363)   (154)
                                                   ------  ------
    Net cash used in operating activities            (138)     (5)
                                                   ------  ------

Cash flows from investing activities:
  Additions to properties                            (153)   (309)
  Proceeds from sale of properties
   and investments                                      6      50
  Acquisitions, net of cash acquired                 (228)   (283)
  Marketable securities - sales                         -      10
                                                   ------  ------
    Net cash used in investing activities            (375)   (532)
                                                   ------  ------

Cash flows from financing activities:
  Net increase in borrowings
   with original maturity of
   90 days or less                                    510      31
  Proceeds from other borrowings                      264     427
  Repayment of other borrowings                      (321)   (407)
  Dividends to shareholders                          (143)   (133)
  Exercise of employee stock options                   13      52
  Stock repurchases                                   (47)   (348)
                                                   ------  ------
    Net cash provided by (used in)
      financing activities                            276    (378)
                                                   ------  ------

Effect of exchange rate changes on cash                (2)    (19)
                                                   ------  ------

Net decrease in cash and cash equivalents            (239)   (934)
Cash and cash equivalents, beginning of year          728   1,777
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  489  $  843
                                                   ======  ======

The following transactions are not reflected in the
Consolidated Statement of Cash Flows:
(in millions)
                                                     First Quarter
                                                     1998    1997

Liabilities assumed in acquisitions                  $136    $ 23
Liabilities assumed by purchaser
  in sale of properties                                 -      23
-----------------------------------------------------------------
                    See Notes to Financial Statements

                      NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1997 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. The statements are based in part on estimates and have not been audited by independent accountants. The annual statements will be audited by independent accountants.
--------------------------------------------------------------------

NOTE 2:  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations. Refer to Item 1, Legal Proceedings, on page 14.
--------------------------------------------------------------------

NOTE 3: ACQUISITIONS

On March 24, 1998, the Company contributed $308 million to Kodak (China) Company Limited, a newly-formed company operating in China, in exchange for 80% of the outstanding shares of the company. The new company acquired the manufacturing assets of Xiamen Fuda Photographic Materials Company, Ltd., a Chinese domestic photographic enterprise. The acquisition has been accounted for as a purchase and, accordingly, the results of operations for the company have been included in the Consolidated Statement of Earnings from the date of acquisition. A substantial amount of the purchase price was allocated to goodwill, which is being amortized over a ten year period. The acquisition did not have a material impact on the results of operations for the first quarter. Subsequent to March 31, 1998, the Company contributed $32 million to Kodak (Wuxi) Company Limited, a newly-formed company, in exchange for 70% of the outstanding shares of the business. Kodak
(Wuxi) Company Limited acquired part of the manufacturing assets of Wuxi Aermei Film and Chemical Corporation, a state-owned enterprise.

On March 12, 1998, the Company acquired 51% of PictureVision Inc.'s stock. PictureVision, the leading provider of digital imaging network services and solutions at retail, will operate as a subsidiary of the Company. Kodak will integrate the products and activities of its picture network, which provides consumers with an Internet-based digital imaging network service, with PictureVision's digital imaging service PhotoNet. The acquisition has been accounted for as a purchase and, accordingly, the results of operations for the company have been included in the Consolidated Statement of Earnings from the date of acquisition.
--------------------------------------------------------------------

NOTE 4: COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of January 1, 1998. The Company has determined that at December 31, 1998 it will display comprehensive income in the Consolidated Statement of Shareholders' Equity. The components of comprehensive income were as follows:

                                            First Quarter
(in millions)                               1998     1997

Net earnings                               $ 225    $ 149

Other comprehensive income (loss),
 net of tax:
   Unrealized holding gains (losses)
     arising during the quarter                2       (5)
   Translation adjustments                   (13)    (105)
                                           -----    -----
Total other comprehensive loss             $ (11)   $(110)
                                           -----    -----
Total comprehensive income                 $ 214    $  39
                                           =====    =====

The unrealized holding gains and losses are not adjusted for income taxes because they originate in subsidiaries which have net operating loss carryforwards subject to a valuation allowance. The translation adjustments are not currently adjusted for income taxes since they relate to investments which are permanent in nature.
--------------------------------------------------------------------

NOTE 5: RECLASSIFICATIONS

Network Services business unit.

Effective January 1, 1998, the Network Services business unit, which provides services enabling storage, transfer and printing of pictures using the Internet, has been transferred from the Commercial Imaging segment to the Consumer Imaging segment, and 1997 amounts have been restated to conform to the 1998 presentation. The sales and losses from operations for this business unit were as follows:

                             First Quarter
(in millions)                1998     1997

Sales                           -        -
(Loss) from operations         (8)      (5)


Consumer Imaging segment promotional expenses.

In the Consumer Imaging segment, certain U.S. promotional expenses which are shown as sales price reductions in 1998 were shown as advertising and promotion expenses in 1997. The amount of those expenses in the first quarter of 1997 was $19 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except earnings per share)

                                         First Quarter
                                      1998    1997  Change
Sales                               $2,911  $3,133   - 7%
Net earnings                           225     149   +51
Basic earnings per share               .70     .45   +56
Diluted earnings per share             .69     .44   +57

1998

When compared with a year ago, the 1998 first quarter earnings were adversely impacted by $.15 per basic share due to the unfavorable effects of foreign currency rate changes and $.04 per basic share for a litigation settlement. Reported sales were reduced by the transfer of a portion of Kodak's graphics business into the Kodak Polychrome Graphics joint venture and the negative impact of the strong dollar. Earnings from Kodak's 50% ownership of Kodak Polychrome Graphics are accounted for using the equity method beginning January 1, 1998.

1997

The results for the first quarter included a pre-tax charge of $186 million ($.37 per basic share) for in-process research and development (R&D) associated with the acquisition of Wang Laboratories' software unit on March 17, 1997. Excluding this charge, basic earnings per share would have been $.82.
-------------------------------------------------------------------

Sales by Industry Segment
(in millions)

                                         First Quarter
                                      1998    1997*  Change
Consumer Imaging
  Inside the U.S.                   $  601  $  625     -4%
  Outside the U.S.                     810     877     -8
                                    ------  ------     --
Total Consumer Imaging               1,411   1,502     -6
                                    ------  ------     --
Commercial Imaging
  Inside the U.S.                      710     776     -9
  Outside the U.S.                     798     862     -7
                                    ------  ------     --
Total Commercial Imaging             1,508   1,638     -8
                                    ------  ------     --
Deduct Intersegment Sales               (8)     (7)
                                    ------  ------     --
Total Sales                         $2,911  $3,133     -7%
                                    ======  ======     ==

*  Restated to reflect the transfer of Network Services from the
   Commercial Imaging segment to the Consumer Imaging segment (see NOTE 5).
-------------------------------------------------------------------------

Earnings from Operations by Industry Segment
(in millions)
                                         First Quarter
                                      1998    1997*  Change
Consumer Imaging                      $ 94    $140   - 33%
    Percent of Sales                   6.7%    9.3%

Commercial Imaging                    $256    $ 60   +327%
    Percent of Sales                  17.0%    3.7%
                                      ----    ----   ----
Total Earnings from Operations        $350    $200   + 75%
                                      ====    ====   ====

* Restated to reflect the transfer of Network Services from the Commercial Imaging segment to the Consumer Imaging segment (see NOTE 5).

-------------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                                         First Quarter
                                      1998    1997  Change
Gross profit                        $1,326  $1,490   -11%
    Percent of Sales                  45.6%   47.6%
Selling, general and
 administrative expenses            $  753  $  849   -11%
    Percent of Sales                  25.9%   27.1%
Research and development costs      $  223  $  257#  -13%
    Percent of Sales                   7.7%    8.2%

# Excludes $186 million in-process R&D charge associated with the purchase of Wang Laboratories' software unit.

-----------------------------------------------------------------------------

1998 COMPARED WITH 1997

First quarter

First quarter 1998 sales decreased 7% compared with the first quarter of 1997, due to the unfavorable effects of foreign currency rate changes, lower effective selling prices and the transfer of a portion of the graphics business to the Kodak Polychrome Graphics joint venture.
Excluding graphics sales from both years, sales decreased 5%.

Sales in the Consumer Imaging segment decreased 6%, due to the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales inside the U.S. decreased 4%, due to lower film sales and lower effective selling prices for certain products. Sales outside the U.S. decreased 8%, due to the unfavorable effects of foreign currency rate changes.

Worldwide film sales decreased 14%, due to lower unit volumes and the unfavorable effects of foreign currency rate changes. U.S. film sales decreased 24%, primarily due to lower unit volumes and lower effective selling prices. Outside the U.S., film sales decreased 5%, as modest increases in effective selling prices and unit volumes were more than offset by the unfavorable effects of foreign currency rate changes.

Worldwide color paper sales decreased 7%, as a modest increase in unit volumes was more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. U.S. paper sales decreased 6%, due to lower volumes and lower effective selling prices. Outside the U.S., paper sales decreased 7%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes.

Sales in the Commercial Imaging segment decreased 8%, in part due to the transfer of a portion of the graphics business to the Kodak Polychrome
Graphics joint venture.   Excluding the graphics business from both
years, segment sales decreased 4%, as the benefits of higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. In the U.S., sales decreased 6%, due to lower effective selling prices and lower unit volumes; outside the U.S., sales decreased 3%, as the benefits of higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes. Higher worldwide sales were reported in the Entertainment Imaging and Business Imaging Systems business units.

Excluding the $186 million write-off of in-process research and development associated with the acquisition of Wang Laboratories' software unit (the "Wang charge") in 1997, earnings from operations for the Company decreased 9%, as they were negatively impacted by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Losses in the digital products portfolio, included in both the Commercial Imaging and Consumer Imaging segments, increased slightly to $55 million compared with the first quarter of 1997, but were significantly lower than the $130 million of losses reported for the fourth quarter of 1997.

Selling, general and administrative expenses decreased 11%, or from 27.1% of sales to 25.9% of sales. Excluding advertising expenses, the decrease was 15%, or from 22.4% of sales to 20.5% of sales. Research and development expenses decreased 13%, or from 8.2% of sales to 7.7% of sales.

Earnings from operations in the Consumer Imaging segment decreased 33%, due to the unfavorable effects of foreign currency rate changes, lower effective selling prices, higher advertising expenses driven by the Winter Olympics and lower film volumes. Lower earnings were recorded in color film, color paper and photofinishing.

In the Consumer Imaging segment, selling, general and administrative expenses decreased 7%, or from 32.2% of sales to 32.0% of sales. Excluding advertising expenses, the decrease was 10%, or from 24.2% of sales to 23.1% of sales. Research and development expenses decreased 9%, or from 6.8% of sales to 6.6% of sales.

Excluding the Wang charge, earnings from operations in the Commercial Imaging segment increased 4%, due to increased earnings contributions from Business Imaging Systems, Digital & Applied Imaging, Entertainment Imaging and Health Imaging. However, earnings from operations for the segment were negatively impacted by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

In the Commercial Imaging segment, selling, general and administrative expenses decreased 17%, or from 22.3% of sales to 20.0% of sales. Excluding advertising expenses, the decrease was 20%, or from 20.7% of sales to 18.1% of sales. Research and development expenses decreased 16%, or from 9.5% of sales to 8.6% of sales.

Business Imaging Systems earnings improved, due to improved cost management, portfolio rationalization and share gains in the microfilm market.

Digital & Applied Imaging benefited from reductions in selling, general and administrative expenses, lower research and development expenses and strong growth in sales of high-volume digital cameras.

Entertainment Imaging earnings increases were driven by productivity gains, reductions in selling, general and administrative expenses and lower research and development expenses.

Health Imaging earnings increased, due to improved expense management in the face of declining sales and continuing price pressures.

For the first quarter of 1998, earnings from equity interests and other revenues decreased $15 million, due to a reduction in interest income attributable to lower average cash balances. Other costs increased, due to an $18 million ($.04 per basic share) charge for a litigation settlement. The effective tax rate was 34% in the first quarter of both 1998 and 1997.

From the beginning of the fourth quarter of 1997 through the end of the first quarter of 1998, 5,600 employees (2,200 in 1997 and 3,400 in 1998) have left the Company under restructuring programs. These separations and other separations due to attrition, seasonal employment and buffer workforce reductions have reduced headcount to approximately 91,500 as of March 31, 1998. The current total does not reflect approximately 2,600 employees to be added as part of the Company's acquisitions in China.

On April 28, 1998, the Company confirmed that it is exploring options regarding the sale of its Fox Photo Inc. subsidiary, a chain of retail photo specialty stores. Kodak acquired a 51% interest in Fox Photo from CPI Corp. in October, 1996, for $56 million in cash. The two companies initially operated the chain as a joint venture. In October, 1997, Kodak purchased CPI's 49% interest in Fox with a $44 million note due on Jan. 4, 1999, and $10 million in cash.

As described in Note 3, Acquisitions, the Company contributed $308 million to Kodak (China) Company Limited, a newly-formed company operating in China. Under terms of agreements announced on March 23, 1998, the Company plans to invest more than $1 billion in China over the next several years. The investment will be used to upgrade technology, improve manufacturing capacity and expand distribution and marketing capability needed to build and support a strong domestic Chinese imaging industry.

OTHER

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," replacing SFAS No. 14 and its amendments. This standard requires enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders; to report certain enterprise-wide information about products and services, activities in different geographic areas, and reliance on major customers; and to disclose certain segment information in their interim financial statements. The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker. The Company will adopt this Statement in its financial statements for the year ending December 31, 1998. The Company has not yet determined how the "management approach" will impact existing segment disclosures.

In February 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 132, "Employers'
Disclosures about Pensions and Other Postretirement Benefits." This Statement standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. The Company will adopt this Statement in its financial statements for the year ending December 31, 1998.
-----------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Available cash reserves and cash from operations have been and will be used to complete the $2 billion stock repurchase program.

Net cash used in operating activities for the first quarter of 1998 was $138 million, as net earnings of $225 million, which included non-cash expenses for depreciation and amortization of $194 million, were offset by decreases in liabilities (excluding borrowings) of $296 million and a $207 million increase in inventories. Net cash used in investing activities of $375 million for the first quarter of 1998 was due primarily to acquisitions, net of cash acquired, of $228 million and additions to properties of $153 million. Net cash provided by financing activities of $276 million for the first quarter of 1998 was primarily due to net increases in total borrowings of $453 million reduced by $143 million of dividend payments.

Cash dividends per share of $.44, payable quarterly, were declared in the first quarter of 1998 and 1997. Total cash dividends of $143 million and $133 million were paid in the first quarter of 1998 and 1997, respectively.

Cash, cash equivalents and marketable securities were $539 million at the end of the first quarter, compared with $752 million at year-end 1997. Net working capital at the end of the quarter was negative $88 million, compared with $298 million at year-end 1997. Both decreases are primarily attributable to the Company's investments in China and restructuring payments.

Capital additions for the first quarter of 1998 were $153 million compared with $309 million for the first quarter of 1997.
-----------------------------------------------------------------------------

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices and interest rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in commodity prices, interest rates and foreign currency exchange rates through its regular operating and financing activities.

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

The majority of foreign currency forward contracts are denominated in Australian, British, French, German, Irish and Spanish currencies. The magnitude and nature of such hedging activities are explained further in
Note 11, Financial Instruments, in the Company's 1997 Annual Report on
Form 10-K.   If foreign currency exchange rates of currencies sold
increased 10%, the Company would incur a $94 million loss on foreign currency forward contracts outstanding at March 31, 1998. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

The Company has entered into silver option and futures contracts to minimize its exposure to increases in silver price in 1998. As of March 31, 1998, the Company had hedged approximately 50% of its planned silver requirements for 1998. Based on broker quoted termination values, if the price of silver decreased 10% from $6.44 per troy ounce at March 31, 1998, the fair value of silver options and futures would be reduced by $10 million. Such losses in fair value, if realized, would be offset by lower costs of silver-containing products manufactured during 1998.

The Company is exposed to interest rate risk primarily through its borrowing activities and less so through investments in marketable securities. The Company utilizes U.S. dollar denominated commercial paper and borrowings as well as foreign currency denominated borrowings to fund its working capital and investment needs. The majority of short- and long-term borrowings and marketable securities are in fixed rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. Using a yield to maturity analysis, if interest rates increased 10% (about 60 basis points) with the March 31, 1998 level of debt and marketable securities, there would be decreases in fair value of marketable securities, short-term and long-term borrowings of $1 million, $3 million and $11 million, respectively.

                       Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In April 1987, the Company was sued in federal district court in San Francisco by a number of independent service organizations who alleged violations of Sections 1 and 2 of the Sherman Act and of various state statutes in the sale by the Company of repair parts for its copier and micrographics equipment (Image Technical Service, Inc. et al v. Eastman Kodak Company, "ITS"). The complaint sought unspecified compensatory and punitive damages. Trial began on June 19, 1995 and concluded on September 18, 1995 with a jury verdict for plaintiffs of $23,948,300 ($71,844,900 after trebling). The Company appealed the jury's verdict, and on August 26, 1997 the 9th Circuit Court of Appeals rendered its decision affirming in part and reversing in part. The court affirmed the jury's liability rulings, but reduced damages (after trebling) from $71,844,900 to $35,818,200, and narrowed the scope of the injunction under which the Company is required to make parts available. On February 5, 1998, the Company filed its petition for Supreme Court review; on April 27, 1998, the Supreme Court denied the Company's petition, effectively concluding the case. The Company took a third quarter 1997 pre-tax charge of $46,000,000 to cover damages and related costs.

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

The Company has been designated as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the "Superfund" law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at approximately twenty-five Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have similarly been designated at these sites and, although the law imposes joint and several liability on PRPs, as a practical matter, costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are not expected to be material to the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 16.

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the quarter ended March 31, 1998.




                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    May 7, 1998
                                    David J. FitzPatrick
                                    Controller and Vice President

             Eastman Kodak Company and Subsidiary Companies
           Index to Exhibits and Financial Statement Schedules


Exhibit                                                            Page No.

(10) H.  Eastman Kodak Company Management Variable Compensation
         Plan, as amended effective April 2, 1998.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period
         ended March 31, 1997, Exhibit 10.)                           17

     I.  Eastman Kodak Company 1995 Omnibus Long-Term Compensation
         Plan, as amended effective April 2, 1998.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996, and the Quarterly Report on Form 10-Q
         for the quarterly period ended March 31, 1997, Exhibit 10.)  17

     P.  Eric Steenburgh Agreement dated March 12, 1998.              18

(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-Q.

                                                   Exhibits (10) H. & I.

                          EASTMAN KODAK COMPANY
                           BOARD OF DIRECTORS
            EXECUTIVE COMPENSATION AND DEVELOPMENT COMMITTEE

                   Action by Unanimous Written Consent

     The undersigned, being all of the members of the Executive
Compensation and Development Committee of the Board of Directors of Eastman Kodak Company, adopt the following resolutions:

     RESOLVED: That Section 9.1, entitled "Available Shares," of the Wage Dividend Plan is hereby amended to decrease the number of shares of Common Stock available for grant of awards under the Plan from 4,000,000 to 1,000,000; and be it further

     RESOLVED: That Article 5, entitled "Form of Awards," of the Management Variable Compensation Plan is hereby amended to provide that awards under the Plan may only be paid in cash and, as a result, Section 12.1, entitled "Available Shares," of the Plan is hereby amended to provide that no shares of Common Stock are available for grant of awards under the Plan; and be it further

     RESOLVED: That Section 6.1, entitled "Available Shares," of the Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan is hereby amended to increase the number of shares of Common Stock available for grant of awards under the Plan from 16,000,000 to 20,000,000; and be it further

     RESOLVED: That the legal counsel for the Company is hereby authorized, empowered and directed to take and all such actions as they deem necessary, proper and appropriate in order to effectuate the purpose and intent of the foregoing Resolutions.



_________________________________       ______________________________
Richard S. Braddock                Alice F. Emerson



_________________________________
John J. Phelan, Jr.


Dated:  March __, 1998

                                                         Exhibit (10) P.


March 12, 1998


Mr. Eric Steenburgh
20 Moraine Point
Victor, NY  14564

Dear Eric:

We would like to extend an offer to you to join Eastman Kodak Company as Executive Vice President and Assistant Chief Operating Officer, Eastman Kodak Company. We are confident that your professional talents will be a great asset to our company.

This letter outlines the compensation and benefits arrangements of your offer and employment with Kodak.


1.   Position

Your position will be Assistant Chief Operating Officer, Eastman Kodak Company. Upon your employment, we will recommend to the Board of Directors that you be elected an Executive Vice President, Eastman Kodak Company. You will be responsible for the following organizations:
Business Imaging Systems, Global Customer Service, Office Imaging, US & Canada Services, Canada, Commercial & Government Systems, Corporate Quality, Equipment Manufacturing and Purchasing. You will report directly to me in my capacity as President and Chief Operating Officer, Eastman Kodak Company.


2.   Employment Date

You will commence your employment with Kodak no later than April 13, 1998.


3.   Base Salary

Your base salary will be at the rate of $420,000 per year.


4.   Management Variable Compensation Plan

You will be eligible to participate in Kodak's Management Variable Compensation Plan ("MVCP") with an annual target award of 60% of your base salary, making your total targeted annual compensation $672,000.

For the performance year 1998 (payable in April, 1999), you will receive an MVCP award equal to at least your target MVCP award. This MVCP award will, however, be pro-rated based upon your length of service during the 1998 performance year. To the extent all or any part of this amount cannot be paid pursuant to MVCP, it will be paid to you outside of MVCP in 1999 at the same time that other participants of MVCP receive their awards. Even though all or part of this award may be paid outside the terms of MVCP, you nevertheless must be employed by the Company on December 31, 1998 in order to receive this award. That portion, if any, paid outside of MVCP will not be subject to deferral nor will it be "benefits bearing." In other words, the amount will not be taken into account, or considered for any reason, for purposes of determining any company provided benefits or compensation to which you become eligible, including, by way of illustration and not by way of limitation, the Wage Dividend Plan or any pension or other retirement benefit.

Subsequent awards under MVCP, if any, will be tied to Company performance as set forth in MVCP.


5.   Signing Bonus-Cash Award

Upon your employment by Kodak, we will pay you a gross cash signing bonus of $100,000. Such payment will be made, subject to withholding for all applicable income and payroll taxes, within 30 days of your start date. In no event will any of this bonus be "benefits bearing."


6.   Signing Bonus-Restricted Stock Award

Upon your employment, Kodak will award you a one-time grant under the Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan (the "Omnibus Plan") of 10,000 shares of restricted Kodak Common Stock. All of the shares will vest on the fifth anniversary of the date of their grant. If your employment terminates for any reason, other than a "Permitted Reason" as determined by the CEO in the exercise of his sole discretion, during the one year period following the date of grant, you will immediately forfeit all of the shares. Thereafter, so long as these share remain unvested, they will be subject to forfeiture in the event of your termination of employment for any reason other than for death or for "Disability" or an "Approved Reason," as those terms are defined under the terms of the Omnibus Plan. In the event, however, your employment is involuntarily terminated for any reason other than "Cause," as such term is defined in Section 8, Kodak management will recommend to the Executive Compensation and Development Committee (the "Compensation Committee") of the Board of Directors of Kodak that your termination of employment be treated as for an Approved Reason.

7.   Stock Option Program

You will be eligible to participate in our Stock Option Program under the Omnibus Plan. Grants are typically made in the spring of each year. If awards are granted for the 1999 calendar year, it is anticipated that you would be eligible for a grant of approximately 34,000 nonqualified stock options to purchase Kodak common stock. Individual awards under the program are, however, wholly within the discretion of the Compensation Committee and, if made, are a function of a participant's attainment of established performance criteria which includes corporate, business unit and individual performance.


8.   Performance Stock Program

     A. In General. Upon your employment with Kodak, you will be named a participant in the Performance Stock Program under the Omnibus Plan for purposes of the 1996-1998, 1997-1999, 1998-2000 Performance Cycles. Awards earned under the program are paid in the form of restricted shares of Kodak common stock. The restrictions, which lapse at age 60, require continuous employment, noncompetition and nonalienation of awards. Newly eligible participants are eligible for a pro-rata "Target Award," as that term is defined in the Omnibus Plan, based on the number of months he or she was eligible to participate in the program for such cycle. Given your wage grade, your Target Award for a full Performance Cycle under the Performance Stock Program will be 6,575 shares of restricted Kodak common stock.

     B. Guaranteed Awards. For purposes of the 1996-1998 and 1997-1999 Performance Cycles, Kodak guarantees that you will receive for each such cycle an award of not less than 8,000 shares of restricted Kodak common stock. To the extent that all or any part of these shares cannot be paid pursuant to the terms of the program, they will be paid to you outside the terms of the program at the same the shares under the program are paid. Any shares of restricted Kodak common stock paid to you outside the terms of the program, will be subject to the same restrictions as the shares paid under the terms of the program. In the event your employment is involuntarily terminated for any reason other than "Cause," as such term is defined in Section 8(C) below, Kodak management will recommend to the Compensation Committee that your termination of employment be treated as for an Approved Reason for purposes of the awards paid for the 1996-1998 and 1997-1999 Performance outside the terms of the Restricted Stock Program.

     C.   Cause.  For purposes of this Section 8, "Cause" shall mean:

          i. engaging in gross misconduct in the performance of your Kodak duties and responsibilities or willfully and repeatedly failing to perform such duties and responsibilities; or

          ii. your willful failure to follow a lawful written material directive of the Chief Executive Officer or President, unless you in good faith believe such directive is not in Kodak's best interest; or

          iii. your willful violation of any material rule, regulation, or policy that may be established from time to time for the conduct of Kodak's business and, in the case of those violations which may be cured, your failure to cure such violation after receiving 10 days' written notice from Kodak specifying the nature of such violation; or

          iv. your unlawful possession, use or sale of narcotics or other controlled substances, or performing job duties while illegally used controlled substances are present in your system; or

          v. any act of omission or commission by you in the scope of your employment which results in the assessment of a civil or criminal penalty against you or Kodak; or

          vi. your conviction of or plea of guilty or no contest to any crime involving moral turpitude other than a crime described in the vehicle and traffic laws of any jurisdiction; or

          vii. any misrepresentation of a significant material fact to, or concealment of a significant material fact from, your supervisor or any other person in Kodak to whom you have a reporting relationship in any capacity; or

          viii. your breach of the Eastman Kodak Company Employees' Agreement; provided, however, with respect to the confidentiality obligations under the Eastman Kodak Company Employees' Agreement, the breach must relate to material confidential information; or

          ix. your material breach of the Kodak Business Conduct Guide and, in the case of those material breaches which may be cured, your failure to cure such breach after receiving 10 days' written notice from Kodak specifying the nature of such breach.

9.   Pension Benefits

     A. In General. Kodak agrees to enhance the retirement benefits you may become entitled to under the Kodak Retirement Income Plan ("KRIP"), the Kodak Unfunded Retirement Income Plan ("KURIP"), and the Kodak Excess Retirement Income Plan ("KERIP"). Assuming you satisfy the conditions of Section 9(B) below and subject to the offset provisions contained in
          Section 9(D) below, Kodak agrees to calculate your retirement income benefit under KRIP, KURIP and KERIP: (1) in accordance with the terms of KRIP, KURIP and KERIP as in effect on the date of this letter; and (2) based on an additional 20 years of deemed service. This crediting of deemed service shall apply for purposes of establishing: (i) the total amount of your "Vesting Service" under KRIP, KURIP and KERIP; (ii) the total amount of "Accrued Service" used to calculate your KRIP, KURIP and KERIP retirement benefits and rights to those benefits; and (iii) your "Total Service" for purposes of determining the applicability of any early retirement reduction factor contained in KRIP, KURIP and KERIP. This crediting of 20 additional years of service applies solely for these purposes and is not intended to enhance any other Kodak benefit or compensation to which you may become entitled, including, but not limited to, any survivor income benefit that may become payable under KRIP or any other company plan as a result of your death.

     B. Continuous Employment. In order to receive the enhanced retirement benefit described above, you must remain continuously employed with Kodak during the 5 year period commencing on the date of your employment. Except as provided in Section 9(C) below, if your employment terminates for any reason, whether voluntarily or involuntarily, prior to the fifth anniversary of your employment with Kodak, you will not be entitled to receive any of the enhanced retirement benefits described above.

     C.   Termination For Other Than Cause or Disability.
          Notwithstanding Section 9(B) above, if Kodak involuntarily terminates your employment for other than "Cause" or "Disability," as those terms are defined below in this Section 9, you will be entitled to the enhanced retirement benefit described in Section 9(A) above.

     D. Offset. The amount of the retirement income benefit, if any, provided to you under this Section 9 will be offset by the retirement income benefit payable to you under the terms of KRIP, KURIP and KERIP, and any successor plan(s) thereto.

          For purposes of determining the amount of any offset under this Section 9, the amount of any retirement benefit payable to you under any plan shall be calculated pursuant to the same actuarial assumptions that are used to calculate your KRIP benefit and assuming the same frequency of payment, form of benefit and commencement date of payment as the benefits payable to you under KRIP.

     E. Payment. The amount of the enhanced retirement benefit, if any, payable to you under this Section 9 will: (i) be paid in such form(s) as Kodak, in its discretion, determines; (ii) be paid out of Kodak's general assets, not under KRIP; (iii) not be funded in any manner; (iv) be included in your gross income as ordinary income, subject to all income and payroll tax withholding required to be made under all applicable laws; and
          (v) not be grossed up or be given any other special tax treatment by Kodak.

     F. Employee Benefit Plan. To the extent the terms of this enhanced retirement benefit constitute an "employee benefit plan" under Section 3(3) of the Employee Retirement Income Security Act of 1974 ("ERISA"), the Senior Vice President, Eastman Kodak Company and Director, Human Resources shall be the plan administrator of the plan. The plan administrator shall have total and exclusive responsibility to control, operate, manage and administer the plan in accordance with its terms and all the authority that may be necessary or helpful to enable him/her to discharge his/her responsibilities with respect to the plan. Without limiting the generality of the preceding sentence, the plan administrator shall have the exclusive right to: interpret the plan, decide all questions concerning eligibility for and the amount of benefits payable under the plan, construe any ambiguous provision of the plan, correct any default, supply any omission, reconcile any inconsistency, and decide all questions arising in the administration, interpretation and application of the plan. The plan administrator shall have full discretionary authority in all matters related to the discharge of his/her responsibilities and the exercise of his/her authority under the plan, including, without limitation, his/her construction of the terms of the plan and his/her determination of eligibility for benefits under the plan. It is the intent of the plan, as well as both parties hereto, that the decisions of the plan administrator and his/her action with respect to the plan shall be final and binding upon all persons having or claiming to have any right or interest in or under the plan and that no such decision or actions shall be modified upon judicial review unless such decision or action is proven to be arbitrary or capricious.

     G.   Cause.  For purposes of this Section 9, "Cause" shall mean:

          i. your continuous failure for a period of at least 30 calendar days following delivery to you of a written notification from Kodak's Chief Executive Officer or President to bring the usual, customary and reasonable functions of your position to a satisfactory level; or

          ii. your failure to follow a lawful written directive of the Chief Executive Officer or President; or

          iii. your willful violation of any material rule, regulation, or policy that may be established from time to time for the conduct of Kodak's business; or

          iv. your unlawful possession, use or sale of narcotics or other controlled substances, or performing job duties while illegally used controlled substances are present in your system; or

          v. any act of omission or commission by you in the scope of your employment (a) which results in the assessment of a civil or criminal penalty against you or Kodak, or (b) which in the reasonable judgment of your supervisor could result in a material violation of any foreign or U.S. federal, state or local law or regulation having the force of law; or

          vi. your conviction of or plea of guilty or no contest to any crime involving moral turpitude; or

          vii. any misrepresentation of a material fact to, or concealment of a material fact from, your supervisor or any other person in Kodak to whom you have a reporting relationship in any capacity; or

          viii. your breach of the Eastman Kodak Company Employees' Agreement or the Kodak Business Conduct Guide.

     H. Disability. For purposes of this letter agreement, "Disability" shall mean disability as defined under the terms of the Kodak Long-Term Disability Plan.

     I. Definitions. Any defined term used in this Section 9, other than those specifically defined herein, shall have the same meaning for purposes of this document as that ascribed to it under KRIP.


10.  Severance Allowance

     A. In General. If prior to the fifth anniversary of the date of your employment by Kodak, your employment is terminated by Kodak for reasons other than "Cause," as defined in Section 8 above, or "Disability," as defined in Section 9 above, or you voluntarily terminate your employment for "Good Reason," as that term is defined below, Kodak will pay you, subject to your satisfaction of the terms of this Section 10, a severance allowance equal to one (1) times your then-current annual base salary plus your then-current target annual incentive award under MVCP. The severance allowance will be paid in equal consecutive bi-monthly payments over the two (2) year period commencing on the date of your termination of employment.

          This severance allowance shall be paid to you in lieu of any other severance benefit, payment or allowance that you would otherwise be eligible for, except any benefits payable to you under any Kodak severance plan. To the extent, however, you are eligible for a benefit under a Kodak severance plan, the benefits payable to you under this Section 10 will be reduced by the amount of such severance benefit. In no event shall any of this severance allowance be "benefits bearing." Kodak will withhold from this severance allowance all income, payroll and employment taxes required by applicable law or regulation to be withheld.

          In the event you breach any of the terms of the Eastman Kodak Company Employees' Agreement described in Section 18 below or the Agreement, Waiver and Release described in Section 10(B) below, in addition to and not in lieu of, any other remedies that Kodak may pursue against you, no further severance allowance payments will be made to your pursuant to this Section and you agree to immediately repay to Kodak all moneys previously paid to you pursuant to this Section.

     B. Agreement, Waiver and Release. In order to receive the severance allowance described in Section 10(A) above, you must execute immediately prior to your termination of employment a waiver, general release and covenant not to sue in favor of the Company (the "Agreement, Waiver and Release"), in a form satisfactory to the Senior Vice President, Eastman Kodak Company and Director, Human Resources.

     C. Good Reason. For purposes of this letter agreement, "Good Reason" means: (i) a significant diminution of your authority or responsibilities; (ii) a reduction in your base salary or target MVCP award which is inconsistent with the rest of senior management; or (iii) an "Unforeseen Emergency," as defined in Section 10(D) below.

     D. Unforeseen Emergency. For purposes of this letter agreement, an "Unforeseen Emergency" means:

          i. a sudden and unexpected severe illness or accident to you, your wife or any of your children that causes you, in your reasonable judgment, to be continually unable to perform your duties and responsibilities for a period which is expected to last for at least 6 consecutive months; or

          ii. any other similar extraordinary and unforeseeable circumstance that arises as a result of events beyond your control that in the opinion of the Senior Vice President, Eastman Kodak Company and Director, Human Resources, in the exercise of his or her sole and absolute discretion, causes you to be continually unable to perform your duties and responsibilities for a period which is expected to last for at least 6 consecutive months.

11.  Wage Dividend Plan

You will be eligible to participate in Kodak's Wage Dividend Plan. If any award is earned for 1998, it will be paid in March, 1999, and pro-rated based upon your 1998 participating earnings. Awards earned under the Wage Dividend Plan by management level employees are paid in the form of stock options to acquire Eastman Kodak Company Common Stock pursuant to the terms of the Wage Dividend Plan.


12.  Stock Ownership Guidelines

Kodak has in place for its senior managers stock ownership guidelines. Under these guidelines, all senior executives are required to own common stock of Kodak equal to a set multiple of his or her base salary. The multiple that you are expected to own is three times your base salary. This amount must be achieved by the fifth anniversary of the date of your employment by Kodak.


13.  Vacation

You will be entitled to six weeks vacation per calendar year.


14.  Benefits

You will be eligible to participate immediately in Kodak's Flexible Benefits Plan, which includes health and dental coverage, short- and long-term disability coverage, group life insurance and eligibility for long-term care insurance. In addition, you will be able to participate in Kodak's Short-Term Disability Plan and will be eligible for up to 52 weeks of benefits under the terms of such plan. This is based upon a special credit of having 15 years of deemed service for purposes of the plan.

Our executives also qualify for company-paid coverage of $5 million of personal umbrella liability insurance ("PULI").

You will be eligible to participate in the Kodak Retirement Income Plan ("KRIP"), Kodak's Pension Plan. KRIP is funded entirely by the Company without any employee contributions. Your participation is automatic and begins on your first day of employment.

In addition, you will be eligible to participate in the 1982 Eastman Kodak Company Executive Deferred Compensation Plan ("EDCP"). This is a non-qualified/unfunded plan in which you may elect to defer a portion of your base salary and MVCP award. You may enroll within the first ten
(10) business days after joining Kodak or in the Fall 1998 enrollment period for 1999.

Immediately upon your employment, you will also be eligible to participate in the Eastman Kodak Employees' Savings and Investment Plan ("SIP"). You will be eligible to make rollover deferrals to SIP from other qualified plans within two years from the date of your hire.

Our executives are provided with individual financial counseling services through one of three companies. You will be immediately eligible for this benefit. You are also eligible to participate in the Kodak Executive Health Management Plan.

15.  Confidential Information

It is important that the relationship between you and Kodak be established at the outset so as to enable you to properly safeguard confidential information which you may have acquired from your previous
employer(s).   "Confidential Information" is defined as information
proprietary to a previous employer which is generally secret, and which you learned while employed with that employer.

By accepting this conditional offer, you represent to Kodak that your obligations regarding the Confidential Information will not impede your ability to perform the duties and responsibilities required by virtue of your position with Kodak. You further represent that the performance of these duties and responsibilities will not violate any agreement between you and any other person, firm, entity or organization or violate any Federal, state or local law, executive order or regulation.

During your employment with Kodak, we would expect that you will keep in mind the Confidential Information and inform us if you believe that any duties or responsibilities to which you are assigned will involve its use or disclosure. I am available at any time to discuss questions which might arise in this regard. All such discussions you may have with me or anyone at Kodak in this regard should refer to the Confidential Information only in general terms so as to avoid disclosure of the information you believe to be confidential.

16.  No Conflicts of Interest

By signing this letter, you represent that you are not subject to any restrictions, particularly, but without limitation, in connection with any previous employment, which now or hereafter prevent you from entering into and performing your obligations under this letter or which materially and adversely affect (or may in the future, so far as you can reasonably foresee, materially affect), your rights to participate in the affairs of Kodak.

17.  Employment Preconditions

This conditional offer of employment is subject to the following conditions and may be withdrawn by Kodak due to your inability to satisfy any one or more of these conditions. By signing this letter, you agree and acknowledge that Kodak may perform the activities contemplated below in order to verify the stated conditions.

     A. Physical Exam and Drug Test. You are required to complete a physical examination and drug screen before this offer becomes final. This will be at Kodak's expense. This offer is contingent upon a negative drug screen urinalysis test result. Additional information will be sent to you under separate cover from our Medical Department.

     B. INS. All employers are now required by Federal law to verify identity and authorization to work for all prospective employees. Enclosed is an Immigration and Naturalization Service I-9 form that outlines the details of these requirements. Inability to comply with these requirements will cause rescission of this conditional offer.

     C. Check of Past Employment, Education, Credit History, etc. Kodak will conduct a check of your past employment, education, credit history and criminal convictions records. This offer is contingent upon such check being acceptable to Kodak. Informed Directions International of 110 15th Street NE, Canton, Ohio 44714, has been engaged by Kodak to conduct this check. Enclosed is a disclosure letter required by Federal Law concerning our request to obtain a copy of your credit report. You will also find enclosed a consent form authorizing Kodak to obtain such credit report. Please sign and date the consent form and enclose it along with this letter.

     D. Reference Evaluation. Kodak will conduct a check of your references. This offer is contingent upon this reference check being acceptable to Kodak.


18.  Employee's Agreement

Attached is a copy of the Kodak Employees' Agreement, which you must sign and return to me upon your acceptance of this conditional offer.


19.  Miscellaneous

By accepting this conditional offer of employment, you agree and acknowledge that this letter contains the entire understanding between Kodak and yourself with respect to your employment and supersedes all previous written or oral negotiations, commitments, and agreements with respect to such subject matter.

You are expected to devote your best efforts and all of your business time to the affairs of Kodak. You may, however, engage in any charitable, civic and community activities, provided, however, such activity(ies) do not materially interfere with your Kodak duties and responsibilities.

Please also keep in mind that, regardless of any provision contained in this letter to the contrary, your employment at Kodak is "at will." That is, you will be free to terminate your employment at any time, for any reason, and Kodak is free to do the same.

If any portion of this letter is deemed to be void or unenforceable by a court of competent jurisdiction, the remaining portions will remain in full force and effect to the maximum extent allowed by law. The parties intend and desire that each portion of this letter be given the maximum possible effect by law.

This letter, and its interpretation and application, will be governed and controlled by the laws of the State of New York.

     *    *    *


Please respond to this conditional offer of employment prior to March 20, 1998. If you find the conditional offer acceptable, please acknowledge this by signing your name on the signature line provided and returning the signed original of this letter, along with the executed copy of the enclosed Employees' Agreement and the consent form authorizing Kodak to obtain your credit report, directly to me. A self-addressed envelope has been included for your convenience.

Please feel free to contact me at (716) 724-1169 if you have any questions.


                                   Sincerely,




                                   Daniel A. Carp

DAC:llh
Enclosures

cc:  Michael P. Morley




Signature_________________________  Date_______________________
          Eric Steenburgh



Social Security No. _____________________  Birthdate________________