Form 10-K/A
period 1997-12-31
EASTMAN KODAK CO
filed 1998-05-15
CIK 31235

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-K/A

               AMENDMENT TO APPLICATION OR REPORT
            Filed Pursuant to Section 13 or 15 (d) of
               The Securities Exchange Act Of 1934

                      Eastman Kodak Company
     (Exact name of registrant as specified in its charter)

                         AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report on Form 10-K for the year ended December 31, 1997 as set forth below:


The exhibit listed below and attached hereto is hereby added to the registrant's Annual Report on Form 10-K for the year ended
December 31, 1997.

     Exhibit

     (99)  Eastman Kodak Employees' Savings and Investment Plan
Annual Report on Form 11-K for the fiscal year ended December 30, 1997.


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

Date:  May 15, 1998

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 11-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 30, 1997
                               -----------------

                                     OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from        to
                                   --------  --------

     Commission file number   1-87
                           ----------

         A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                    EASTMAN KODAK EMPLOYEES'
                   SAVINGS AND INVESTMENT PLAN


         B. Name of the issuer of the securities held pursuant to the plan and the address of its principal executive office:

                      EASTMAN KODAK COMPANY
                        343 STATE STREET
                   ROCHESTER, NEW YORK  14650

      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

      INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBIT
                        DECEMBER 30, 1997


(a)  Financial Statements                             Page No.

     Report of Independent Accountants                      3
     Statement of Net Assets                                4
     Statement of Changes in Net Assets                     5
     Notes to Financial Statements                        6-30

(b)  Schedules

       I.  Schedule of Investments                       31-68

      II.  Allocation of Net Assets to
             Investment Funds                            69-81

     III.  Allocation of Changes in Net
             Assets to Investment Funds                  82-97

(c)  Exhibit

     Consent of Independent Accountants                     98

<AUDIT-REPORT>
                REPORT OF INDEPENDENT ACCOUNTANTS





     To the Savings and Investment
     Plan Committee and the Participants of the Eastman Kodak Employees' Savings and Investment Plan


     In our opinion, the financial statements and related schedules listed in the index appearing on page 2 of this Annual Report on Form 11-K present fairly, in all material respects, the net assets of the Eastman Kodak Employees' Savings and Investment Plan at December 30, 1997 and 1996, and the changes in net assets for each of the three fiscal years in the period ended December 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for the opinion expressed above.

     PRICE WATERHOUSE LLP

     Rochester, New York
     April 22, 1998
</AUDIT-REPORT>

      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     STATEMENT OF NET ASSETS
                         (in thousands)

                                                         December 30,
                                                     ---------------------
                                                     1997           1996
                                                     ----           ----
ASSETS
Investments at Fair Value:
     Eastman Kodak Company common stock           $  430,921    $  596,907
     Eastman Chemical Company common stock            30,910        46,277
     Other common stocks                             503,430       483,481
     Mutual funds                                    653,851       264,776
     Interest in common/collective
       trusts (pooled) funds                         458,389       325,813
     Short-term interest funds                       102,364        14,687
     U.S. government securities                          496         1,480

Investments at Contract Value:
     Group annuity contracts                       3,287,171     3,407,997

Other Assets:
     Loans to participants                            89,098        74,102
     Employee contributions receivable                    -            235
     Dividends and interest receivable                 4,137         4,053
     Receivables for securities sold                     534         3,737
     Miscellaneous receivables                           612           233
                                                  ----------    ----------

     Total assets (cost:  1997 - $5,351,143
                          1996 - $4,899,891)
                                                   5,561,913     5,223,778
                                                  ----------    ----------

LIABILITIES
Distributions payable to participants                  6,567        14,552
Distributions payable to successor plans             696,328       562,094
Payables for securities purchased                      3,400         3,338
Accrued expenses                                       1,655         2,854
Reverse repurchase agreements                            192            -
                                                  ----------    ----------

     Total liabilities                               708,142       582,838
                                                  ----------    ----------

     Net assets                                   $4,853,771    $4,640,940
                                                  ==========    ==========

        (See accompanying notes to financial statements)

      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
               STATEMENT OF CHANGES IN NET ASSETS
                         (in thousands)
                                      For the fiscal year ended December 30,
                                   ------------------------------------------
                                       1997            1996        1995
                                       ----            ----        ----
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock             $   12,741      $   12,671  $   12,413
Dividends on Eastman Chemical
  Company common stock                  1,094           1,201         499
Other dividends                        21,987          20,322      13,641
Interest                              280,928         277,499     273,302
Miscellaneous (loss) income               (68)             36           4

Net realized and unrealized
  gains from investments               95,733         263,017     291,817

Employee contributions                206,426         169,235     150,533
                                   ----------      ----------  ----------
     Total Additions                  618,841         743,981     742,209
                                   ----------      ----------  ----------

DEDUCTIONS FROM NET ASSETS:
Distributions to participants        (262,093)       (201,802)   (155,879)

Distributions to successor plans     (134,234)        (39,469)    (62,655)

Administrative expenses                (9,683)         (7,073)     (6,494)
                                   ----------      ----------  ----------
     Total Deductions                 406,010         248,344     225,028
                                   ----------      ----------  ----------

Increase in net assets                212,831         495,637     517,181

Net assets at beginning of year     4,640,940       4,145,303   3,628,122
                                   ----------      ----------  ----------

Net assets at end of year          $4,853,771      $4,640,940  $4,145,303
                                   ==========      ==========  ==========




        (See accompanying notes to financial statements)

      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF PLAN

General

The Eastman Kodak Employees' Savings and Investment Plan (the Plan or SIP) is a defined contribution plan of a controlled group of corporations consisting of Eastman Kodak Company and certain United States subsidiaries operating in the United States (Kodak). The principal provisions of the Plan are described below and are provided for general information purposes only. Participants should refer to the Plan document for a more complete description of the Plan's provisions. Regular full-time, regular part-time, supplementary or conditional employees of these corporations are eligible to participate in the Plan. Limited service employees, co-ops and special program employees are not eligible. The Plan is subject to the Employee Retirement Income Security Act of 1974.

The Plan is administered by the Savings and Investment Plan Committee (SIPCO), which is the Plan Administrator and Named Fiduciary. The Trusts, forming part of the Plan, are administered by Boston Safe Deposit and Trust Company (Boston
Safe) and Fidelity Management Trust Company (Fidelity) (together the Plan Trustees).

Plan Amendments and Other Changes

On December 31, 1996, Danka Business Systems PLC (Danka) and Kodak entered into an agreement for Danka to acquire the sales, marketing, and equipment service operations of Kodak's Office Imaging business. Upon receiving a determination letter from the IRS with respect to the SIP Plan and successor plan sponsored by Danka, the account balances of the Office Imaging participants will be transferred from SIP to such successor plan. The balances of the Office Imaging participants are reflected as a liability in the accompanying financial statements.

On December 31, 1993, Kodak spun off its worldwide chemical business, Eastman Chemical Company (ECC or Eastman). Subsequent to the spin-off, account balances of the ECC participants were liquidated and the proceeds invested in newly-created funds within the Plan that are managed by Fidelity, the trustee for ECC participants. Since January 1, 1994, all salary deferrals of ECC participants have been contributed to the Eastman Investment Plan
(EIP). The provisions of the Plan described below with respect to loans and distributions apply equally to the ECC participants in the Plan. Upon receiving updated determination letters from the IRS with respect to the SIP and EIP plans, the account balances of ECC participants will be transferred from SIP to EIP. The balances of the ECC participants are reflected as a liability in the accompanying financial statements.

Effective November 30, 1994, Kodak sold its Clinical Diagnostics Division (CDD) to Johnson & Johnson; the CDD employees remained employees of Kodak and active participants in the Plan until December 26, 1994. Upon receiving a determination letter from the IRS with respect to the SIP Plan and successor plan sponsored by Johnson & Johnson, the account balances of the CDD participants will be transferred from SIP to such successor plan. The balances of the CDD participants are reflected as a liability in the accompanying financial statements.

Administrative Expenses

The Plan provides for the payment of certain administrative expenses by the Trusts, including fees for investment advisors, recordkeepers, the Plan Trustees, attorneys and accountants. The recordkeepers are Hewitt Associates and Fidelity.

Contributions

The Plan includes a salary reduction provision allowing eligible Kodak participants to defer up to 18% of qualifying compensation as defined in the Plan. The maximum deferral for a Plan year is limited to 18% of the aggregate of wage dividend and qualifying compensation, but not more than the statutory limit of $9,500 for calendar year 1997 ($9,500 for calendar year 1996 and $9,240 for calendar year 1995). Participants' salary deferrals are contributed to the Plan by Kodak on behalf of the participants. All contributions are immediately vested. Boston Safe will invest the amount contributed to the Plan into the investment funds described in the Investments footnote, as directed by the participant. Participants may make transfers among the funds daily.

Loans

The Plan Administrator may grant a loan to a participant provided that the aggregate of the participant's outstanding loans will not exceed the lesser of: 1) $50,000 less the highest outstanding loan balance during the previous 12 months, or 2) 50% of the current value of the participant's account. A new loan must be at least $1,000 and repaid within four years of the date of the loan. In accordance with the Plan provisions, the rate of interest is fixed at the discretion of the Plan Administrator. Interest is charged at the lesser of the maximum legal rate or the prime rate. (See Note 4.)

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

     3. Upon separation from service for any reason except death, the full value of a participant's account is distributed as a lump sum if the account balance is less than $3,500 ($5,000 as of 1/1/98) and the participant is not retirement eligible. Otherwise, the full value of the account is distributed when and as designated by the participant in a lump sum payment, or in monthly or annual installments. If an appropriate designation is not made by the participant, the account is paid in a lump sum cash payment in February following the year the participant turns age 65.

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

Plan Termination

While Kodak expects to continue the Plan, it has the right to discontinue contributions and amend or terminate the Plan at any time. In the event that contributions to the Plan are discontinued, the Plan Trustees will continue to administer the Trusts. In the event of the termination of the Trusts as a result of or incident to termination of the Plan, the pro rata value of the participant's accounts will be paid in accordance with the provisions of the Plan.

NOTE 2:  SUMMARY OF ACCOUNTING POLICIES

Basis of Accounting

The Plan operates on a fiscal year ending December 30.

The Plan's financial statements have been prepared on the accrual basis of accounting. Distributions payable to participants are recorded when the request for payment meeting the provisions of the Plan is received.

Investment Valuation and Income Recognition

The group annuity contracts included in the Fixed Income Fund and Fidelity Managed Income Portfolio are included in the financial statements at contract value because they are fully benefit responsive. In aggregate, the recorded value of the group annuity contracts approximates their fair value. Interest in common or collective trusts (pooled) funds reflect market values as certified by the managers of such funds. Fair values of all other investments are based upon active market quotations on national exchanges, if available, at December 30, or, if not available, upon amounts believed by the Plan Administrator to be realizable at that time.

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

Reclassifications

Certain reclassifications of 1996 and 1995 financial statement and related schedule amounts have been made to conform with the 1997 presentation.

NOTE 3:  INVESTMENTS

All contributions are paid to Boston Safe. No bond is furnished by the Plan Trustees in connection with the custody of investments or other assets of the Plan.

The Plan Trustees are authorized to keep any portion of any of the foregoing funds in cash or liquid investments as they may deem advisable.

All dividends, interest or gains derived from investments in each Fund are reinvested in the respective Fund by the Plan Trustees.

Funds at Boston Safe


TIER I: TIME HORIZON FUNDS - All Time Horizon Funds are pre-mixed portfolios of TIER II Funds.

5 to 8 Year Time Horizon Fund

This fund is designed for people who expect to withdraw and use these funds relatively soon, or who have a low tolerance for volatility. The fund is very broadly diversified, and has a 45/55 mix of equity and fixed income.

8 to 20 Year Time Horizon Fund

This fund is designed for people who expect to leave their money invested for a reasonably long period of time, and/or who don't mind some volatility in the meantime. The fund is broadly diversified, but has a 75/25 mix of equity and fixed income.

20 or More Year Time Horizon Fund

This fund is designed for people who expect to leave their money invested for a very long time, and/or who don't mind more volatility. The fund is broadly diversified in equities.


TIER II:  CORE FUNDS

Fixed Income Fund

The fund's assets are invested primarily in contracts with insurance companies. Effective annual yields on these contracts ranged between 6.72% and 10.10% depending on the date of the contribution, transfer or rollover. The blended rate of return on the Fixed Income Fund was approximately 8.3% in 1997 (8.4% in 1996 and 8.7% in 1995).

Lehman Brothers Aggregate Bond Index Fund

This fund is designed to duplicate the total return of the overall U.S. bond market. It is composed of securities found in the Lehman Brothers Government/Corporate Bond Index, Mortgage-Backed Securities Index, and Asset-Backed Securities Index.

S&P 500 Large Stock Index Fund

This fund invests in all 500 stocks that compose the Standard &
Poor's 500 Index.

Non-U.S. Stock Index Fund

This fund is composed of two indices: one covering securities from non-U.S. developed countries (MSCI EAFE Index), and the other covering securities from non-U.S. developing countries
(MSCI Emerging Markets Free Index ex-Malaysia).

Russell 2000 Small Stock Index Fund

This fund is designed to replicate the returns of the Russell 2000 Index, which represents the small company segment of the U.S. stock market. The index consists of the 2,000 smallest securities of the largest 3,000 U.S. stocks and is recognized as a standard measure of performance for the small company segment of the U.S. stock market.

Kodak Stock Fund

This fund consists primarily of shares of Eastman Kodak Company common stock. Purchases of Kodak stock are made daily as required by participant activity.


TIER III:  MANAGED FUNDS

PIMCO Total Return Fund

This is an intermediate maturity bond fund with a total return orientation. The average quality rating of bonds in the portfolio is investment grade, including U.S. government, corporate, and mortgage-backed securities. Up to 10% of assets may be in "high yield," below investment grade bonds, and up to 20% may be in foreign bonds of currencies other than the U.S. dollar but generally hedged back to the dollar.

MAS High Yield Fund

This is a corporate, credit sensitive bond fund seeking to provide a combination of high current income and long-term total return. Securities with high yields are usually rated below investment grade and are commonly referred to as "junk bonds."

Fidelity Puritan Fund

This fund, formerly known as the Balanced Mutual Fund, is a balanced fund of stocks and bonds managed to produce high current income with preservation of capital and consideration for potential growth of capital.

T. Rowe Price Equity Income Fund

This is a large company stock fund with a current income orientation. Its goal is to provide substantial dividend income and also long-term capital appreciation.

Fidelity Growth and Income Fund

This is a large company stock fund managed with a value orientation. Its goal is high total return through a combination of current income and capital appreciation.

Putnam Investors Fund

This is a large company stock fund managed with a blended growth/value orientation. Its goal is long-term growth of capital from a portfolio primarily consisting of quality common stock.

Putnam Vista Fund

This is a mid-size company stock fund with a growth orientation.
The goal is above-average growth.

PBHG Growth Fund

This is a mid-size company stock fund with an aggressive growth orientation. The fund's goal is capital appreciation.

T. Rowe Price Small-Cap Value Fund

This is a small company stock fund with a value orientation. The fund seeks long-term capital growth.

Skyline Special Equity Fund

This is a small company stock fund with a value orientation. Its goal is maximum capital appreciation. Since February 1998, this fund has been closed to transfers but remains open to salary and wage dividend deferrals.

Putnam OTC & Emerging Growth Fund

This is a small company fund with an aggressive growth orientation. The fund seeks capital appreciation.

MAS Value Fund

This is a multi-sized company stock fund with a value orientation. Its goal is to provide above-average long-term total return consisting of both capital appreciation and income.

RogersCasey Smaller Stock Fund

This fund, formerly known as the Smaller Stock Fund, is a multi-sized company stock fund, with a smaller sized company orientation, utilizing a multiple manager approach. The fund seeks to provide consistency of total returns over time through use of experienced investment managers with a blend of growth, value, and benchmark-related styles.

MFS Institutional Research Fund

This is a multi-sized company stock fund with a blended growth/value orientation. Its goal is long-term growth of capital and future income.

Putnam Voyager Fund

This is a multi-sized company stock fund with an aggressive growth orientation. The fund seeks maximum growth.

Cohen & Steers Realty Fund

This is a specialty stock fund investing primarily in Real Estate
Investment Trusts. The fund seeks maximum total return through both current income and capital appreciation.

First Eagle Fund of America

This is a specialty stock fund investing primarily in stocks of undervalued companies that are being restructured to increase returns to shareholders. The fund's goal is capital appreciation.

T. Rowe Price Blue Chip Growth Fund

This is a specialty stock fund investing primarily in stocks of large- and mid-size companies that are "blue chip" - that is, high-quality growth companies. The fund seeks long-term growth of capital; income is secondary.

T. Rowe Price New Era Fund

This is a specialty stock fund investing primarily in companies that own or develop natural resources and other basic commodities intended to act as a hedge against inflation. The fund seeks long-term capital appreciation.

T. Rowe Price Science & Technology Fund

This is an aggressive specialty stock fund investing in multi-sized companies expected to benefit from scientific and technological progress. The fund seeks long-term growth of capital.

Morgan Stanley Institutional International Equity Fund

This is an international stock fund investing primarily in developed countries with a large company, value orientation. The fund seeks long-term capital appreciation.

Russell International Stock Fund

This fund, formerly known as the International Stock Fund, is an international stock fund using a multiple manager approach, with 90% allocated to managers of stocks in developed markets and 10% allocated to managers of stocks in emerging markets. The fund seeks to provide consistency of total returns over time through use of experienced investment managers with a blend of growth, value, and benchmark-related styles.

Acorn International Fund

This is an international stock fund with an all-markets approach, investing in small- to mid-size companies with a value orientation primarily in developed countries but also in emerging markets. The fund seeks long-term growth of capital.

State Street Emerging Markets Index Fund

This is an indexed emerging markets stock fund, diversified across regions, countries, and securities in the benchmark. The fund seeks maximum capital appreciation.

Templeton Developing Markets Fund

This is an emerging markets stock fund, diversified across regions and countries, with a value orientation. The fund seeks long-term capital appreciation.

Colonial Newport Tiger Fund

This is an emerging markets stock fund with a regional focus on the Pacific Basin excluding Japan. The fund seeks capital appreciation.

Scudder Latin America Fund

This is an emerging markets stock fund with a regional focus on Latin America. The fund seeks long-term capital appreciation.

Funds at Fidelity


The Kodak Stock Fund consists of shares of Eastman Kodak Company common stock.

The Eastman Stock Fund consists primarily of shares of Eastman
Chemical Company common stock.

The Fidelity Managed Income Portfolio is a fixed income fund consisting of investment contracts with one or more financial institutions that pay interest to the fund. The rate of interest paid to the fund will change as investment contracts mature and new contracts are purchased. Effective annual yields on these contracts ranged between 5.70% and 10.10% depending on the date of the contribution, transfer or rollover. The blending of earnings in the Fidelity Managed Income Portfolio produced an effective yield of approximately 7.7% in 1997 (8.0% in 1996 and 8.5% in 1995).

The Fidelity Fund seeks long-term capital growth and reasonable current income. It focuses on investments in companies that the fund's manager believes are marked by solid balance sheets and good prospects for growth. Investments will be diversified across a variety of market sectors.

The Fidelity Puritan Fund is a balanced fund of stocks and bonds managed to produce high current income with preservation of capital and consideration for potential growth of capital.

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

The number of participants in each fund was as follows:


                                                            December 30,
                                                          ------------------
                                                           1997     1996
                                                           ----     ----
Boston Safe Funds:
5 to 8 Year Time Horizon Fund                                786       -
8 to 20 Year Time Horizon Fund                             1,426       -
20 or More Year Time Horizon Fund                          1,436       -
Fixed Income Fund                                         48,173   52,584
Lehman Brothers Aggregate Bond Index Fund                    481       -
S&P 500 Large Stock Index Fund                            13,848   11,419
Non-U.S. Stock Index Fund                                    603       -
Russell 2000 Small Stock Index Fund                        2,314       -
Kodak Stock Fund                                          22,385   25,919
PIMCO Total Return Fund                                      405       -
MAS High Yield Fund                                        1,114       -
Fidelity Puritan Fund                                      8,222    9,480
T. Rowe Price Equity Income Fund                           2,935       -
Fidelity Growth and Income Fund                            3,382       -
Putnam Investors Fund                                      1,534       -
Putnam Vista Fund                                          1,277       -
PBHG Growth Fund                                           1,803       -
T. Rowe Price Small-Cap Value Fund                         3,103       -
Skyline Special Equity Fund                                3,354       -
Putnam OTC & Emerging Growth Fund                          1,508       -
MAS Value Fund                                             2,446       -
RogersCasey Smaller Stock Fund                            20,669   26,571
MFS Institutional Research Fund                              664       -
Putnam Voyager Fund                                        1,478       -
Cohen & Steers Realty Fund                                 1,354       -
First Eagle Fund of America                                1,088       -
T. Rowe Price Blue Chip Growth Fund                        2,580       -
T. Rowe Price New Era Fund                                   355       -
T. Rowe Price Science & Technology Fund                    2,637       -
Morgan Stanley Institutional International Equity Fund     3,039       -
Russell International Stock Fund                           4,737    8,114
Acorn International Fund                                     660       -
State Street Emerging Markets Index Fund                     245       -
Templeton Developing Markets Fund                          1,004       -
Colonial Newport Tiger Fund                                  939       -
Scudder Latin America Fund                                 1,357       -

                                                             December 30,
                                                          ------------------
                                                           1997       1996
                                                           ----       ----
Fidelity Funds:
Kodak Stock Fund                                           1,992     2,084
Eastman Stock Fund                                         2,388     3,106
Fidelity Managed Income Portfolio                          9,186     9,674
Fidelity Fund                                              2,117     2,027
Fidelity Puritan Fund                                      2,438     2,477
Fidelity Magellan Fund                                     3,730     3,844
Fidelity Contrafund                                        2,299     2,207
Fidelity International Growth & Income Fund                  217       124
Fidelity U.S. Equity Index Portfolio                         488       187

The total number of participants in the Plan was less than the sum of the number of participants shown above because many participants invest in more than one fund.

NOTE 4:  LOANS TO PARTICIPANTS

A participant loan provision is an elective plan provision on the part of a plan sponsor that is intended to increase participation in a profit sharing plan. It does this by allowing plan participants access to their savings, generally for unanticipated large expenses, before the participant reaches a milestone known as a "distributable event" (death, disability or separation from service with the employer). The Plan Trustees make loans to participants in accordance with Plan provisions. Accounting standards require participant loan notes receivable to be included in the schedule of assets held for investment purposes. Although these notes receivable are plan assets, they do not represent an investment option over which the participant can "exercise control" within the meaning of ERISA section 404(c)(1). A loan made to a participant from the plan is accounted for as a fund-to-fund transfer from the participant's participant-directed investment account to a fund known as the "Loan Fund." Said transfer is not a participant-directed transfer, but rather a transfer made by the recordkeeper to facilitate recordkeeping. The Plan's receivables for participant loan notes receivable are recorded as assets of the Loan Fund. As the loan is repaid, both the principal and interest are allocated to fund(s) to which the participant's current contributions are directed (not necessarily the fund(s) from which the loan was originally made). The portion of the loan payment representing principal is accounted for as a fund-to-fund transfer from the Loan Fund to the participant's investment fund(s) and the portion of the loan payment representing interest is accounted for as income in the same fund(s). No plan participant benefits from the interest earned on a loan other than the participant who originated the loan.

Interest income earned on loans to participants for the fiscal years ended December 30 was:

                                                      (in thousands)
                                                1997       1996      1995
                                               ------     ------    ------
Boston Safe Funds:
5 to 8 Year Time Horizon Fund                  $   16     $   -     $   -
8 to 20 Year Time Horizon Fund                     38         -         -
20 or More Year Time Horizon Fund                  37         -         -
Fixed Income Fund                               3,192      2,818     1,874
Lehman Brothers Aggregate Bond Index Fund           2         -         -
S&P 500 Large Stock Index Fund                    248        138        51
Non-U.S. Stock Index Fund                           5         -         -
Russell 2000 Small Stock Index Fund                22         -         -
Kodak Stock Fund                                  698        586       564
PIMCO Total Return Fund                             1         -         -
MAS High Yield Fund                                 8         -         -
Fidelity Puritan Fund                             157        133        71
T. Rowe Price Equity Income Fund                   19         -         -
Fidelity Growth and Income Fund                    18         -         -
Putnam Investors Fund                              -          -         -
Putnam Vista Fund                                   8         -         -
PBHG Growth Fund                                   -          -         -
T. Rowe Price Small-Cap Value Fund                 19         -         -
Skyline Special Equity Fund                        21         -         -
Putnam OTC & Emerging Growth Fund                  12         -         -
MAS Value Fund                                     15         -         -
RogersCasey Smaller Stock Fund                    860        785       823
MFS Institutional Research Fund                     6         -         -
Putnam Voyager Fund                                10         -         -
Cohen & Steers Realty Fund                         10         -         -
First Eagle Fund of America                         3         -         -
T. Rowe Price Blue Chip Growth Fund                17         -         -
T. Rowe Price New Era Fund                          3         -         -
T. Rowe Price Science & Technology Fund            28         -         -
Morgan Stanley Institutional International
  Equity Fund                                      19         -         -
Russell International Stock Fund                   71         76        42
Acorn International Fund                            4         -         -
State Street Emerging Markets Index Fund            2         -         -
Templeton Developing Markets Fund                   7         -         -
Colonial Newport Tiger Fund                         9         -         -
Scudder Latin America Fund                         18         -         -
                                               ------     ------    ------
Total                                          $5,603     $4,536    $3,425
                                               ======     ======    ======

Interest income earned on loans to participants for the fiscal years ended December 30 was:

                                                      (in thousands)
                                                1997       1996     1995
                                                ----       ----     ----
Fidelity Funds:
Kodak Stock Fund                                $ 12       $ 13    $   9
Eastman Stock Fund                                35         41       27
Fidelity Managed Income Portfolio                399        393      310
Fidelity Fund                                     23         20       14
Fidelity Puritan Fund                             33         34       28
Fidelity Magellan Fund                            80         76       61
Fidelity Contrafund                               30         28       22
Fidelity International Growth & Income Fund        1          1       -
Fidelity U.S. Equity Index Portfolio               7          2       -
                                                ----       ----     ----
Total                                           $620       $608     $471
                                                ====       ====     ====

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

                                      Unrealized    Net Realized
                          Realized       gains     and Unrealized   Proceeds
                       gains (losses)  (losses)    gains (losses)     from
                           from          from           from        sales of
                        investments   investments    investments  investments
                       -------------  -----------  -------------- -----------
        1997
Boston Safe Kodak
  common stock           $ (5,101)    $(144,519)     $(149,620)   $  159,602
Fidelity Kodak common
  stock                    (1,608)       (4,617)        (6,225)       50,265
Fidelity Eastman stock      1,869         1,069          2,938        46,205
Other securities           98,910       149,730        248,640     1,045,625
                         --------     ---------      ---------    ----------
                         $ 94,070     $   1,663      $  95,733    $1,301,697
                         ========     =========      =========    ==========
        1996
Boston Safe Kodak
  common stock           $ 14,781     $  99,296      $ 114,077    $  119,466
Fidelity Kodak common
  stock                     2,706         2,061          4,767        45,435
Fidelity Eastman stock      1,607        (5,585)        (3,978)       97,535
Other securities          101,561        46,590        148,151       773,195
                         --------     ---------      ---------    ----------
                         $120,655     $ 142,362      $ 263,017    $1,035,631
                         ========     =========      =========    ==========
        1995
Boston Safe Kodak
  common stock           $ 17,500     $ 127,190      $ 144,690    $  105,480
Fidelity Kodak common
  stock                     4,880         2,352          7,232        26,772
Fidelity Eastman stock      4,553         2,102          6,655        89,992
Other securities           38,851        94,389        133,240       169,336
                         --------     ---------      ---------    ----------
                         $ 65,784     $ 226,033      $ 291,817    $  391,580
                         ========     =========      =========    ==========

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
              5 to 8 Year      8 to 20 Year     20 or More Year                       Lehman Brothers     S&P 500 Large
                 Time              Time              Time               Fixed            Aggregate           Stock
             Horizon Fund      Horizon Fund      Horizon Fund        Income Fund      Bond Index Fund      Index Fund
           ----------------   ---------------   ---------------   -----------------   ---------------   ----------------
             Unit               Unit              Unit              Unit                Unit              Unit
            Value    Units     Value    Units    Value    Units    Value     Units     Value   Units     Value    Units
  1997
  ----
Jan. 31    $10.1164    206    $10.1466    314   $10.1675    170   $15.3301  202,635   $10.0688   50     $17.7631   9,812
Feb. 28     10.1751  1,014     10.2181  1,687    10.2496    749    15.4217  196,329    10.0987  118      17.9037  10,017
Mar. 31     10.0039  1,276      9.9739  2,108     9.9248  1,035    15.5266  193,122     9.9923  160      17.1643   9,759
Apr. 30     10.2566  1,189     10.2723  2,150    10.2731  1,066    15.6298  193,491    10.1400  178      18.1923   9,771
May  31     10.5977  1,344     10.7968  2,271    10.9412  1,259    15.7320  193,302    10.2238  183      19.2991  10,113
June 30     10.8697  1,564     11.1962  2,576    11.4465  1,416    15.8389  191,741    10.3509  202      20.1577  10,547
July 31     11.2519  1,728     11.6575  2,896    11.9912  1,538    15.9476  188,336    10.6272  227      21.7550  10,975
Aug. 31     10.9824  1,959     11.1880  3,054    11.3518  1,691    16.0566  187,829    10.5422  228      20.5368  11,016
Sep. 30     11.3176  2,039     11.6785  3,032    11.9698  1,741    16.1590  186,434    10.6964  239      21.6607  10,929
Oct. 31     11.1283  1,970     11.2081  3,049    11.2359  1,842    16.2685  186,069    10.8373  273      20.9532  11,052
Nov. 30     11.2903  1,957     11.3685  3,097    11.3995  1,820    16.3751  185,037    10.8869  293      21.9185  11,030
Dec. 30     11.4080  2,008     11.5084  3,170    11.5637  1,829    16.4820  186,062    10.9591  320      22.2951  11,148

  1996
  ----
Jan. 31                                                           $14.1412  209,624                     $14.1296   6,009
Feb. 29                                                            14.2316  206,470                      14.2179   6,584
Mar. 31                                                            14.3316  206,832                      14.3528   7,024
Apr. 30                                                            14.4277  205,321                      14.5622   7,485
May  31                                                            14.5275  202,979                      14.9442   7,838
June 30                                                            14.6254  202,154                      14.9978   8,127
July 31                                                            14.7257  201,976                      14.3447   8,320
Aug. 31                                                            14.8267  201,187                      14.6335   8,369
Sep. 30                                                            14.9246  201,099                      15.4521   8,621
Oct. 31                                                            15.0257  206,593                      15.8683   8,986
Nov. 30                                                            15.1244  205,380                      17.0624   9,406
Dec. 30                                                            15.2233  204,544                      17.0009   9,868

BOSTON SAFE FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
             Non-U.S.         Russell 2000
              Stock           Small Stock           Kodak           PIMCO Total         MAS High           Fidelity
            Index Fund        Index Fund          Stock Fund        Return Fund        Yield Fund        Puritan Fund
          ---------------   ----------------   ----------------   ---------------   ----------------   ----------------
            Unit              Unit               Unit               Unit              Unit               Unit
           Value   Units     Value    Units     Value    Units     Value   Units     Value    Units     Value    Units
  1997
  ----
Jan. 31   $10.0953   89     $10.0951    280    $27.4925  21,468   $10.0865   23     $10.0750    247    $14.1612  8,150
Feb. 28    10.2555  240       9.8543    791     28.5076  21,548    10.1109  100      10.2990    677     14.3744  7,707
Mar. 31    10.2646  328       9.3808    909     24.3266  24,580     9.9827  112      10.0619    646     13.8919  7,393
Apr. 30    10.3495  362       9.3989    921     26.6776  24,481    10.1574  141      10.1950    685     14.4584  7,209
May  31    11.0000  388      10.4502  1,054     26.6139  23,462    10.2587  151      10.5008    789     15.0424  7,097
June 30    11.6002  419      11.0143  1,182     24.7234  23,080    10.3854  171      10.7081    805     15.6007  7,003
July 31    11.8064  411      11.5247  1,407     21.7067  23,453    10.6717  232      11.0729    765     16.4391  7,036
Aug. 31    10.8552  419      11.7851  1,534     21.3391  22,780    10.5763  226      11.0720    840     15.7191  6,960
Sep. 30    11.4509  415      12.6306  2,032     21.2207  22,252    10.7546  236      11.3506    834     16.3507  6,887
Oct. 31    10.4116  421      12.0734  2,240     19.6474  21,868    10.8741  308      11.2454    873     16.0146  6,837
Nov. 30    10.2502  408      11.9900  2,252     20.0295  21,789    10.9265  274      11.3243    953     16.3985  6,818
Dec. 30    10.3649  408      12.1214  2,257     19.8105  21,565    11.0199  349      11.4381  1,062     16.7102  6,814



  1996
  ----
Jan. 31                                        $22.9819  23,788                                        $12.0728  7,398
Feb. 29                                         22.5174  24,895                                         12.2159  7,861
Mar. 31                                         22.3114  25,357                                         12.4157  8,153
Apr. 30                                         24.0296  24,648                                         12.4219  8,496
May  31                                         23.4673  25,374                                         12.5041  8,396
June 30                                         24.5111  25,272                                         12.5605  8,314
July 31                                         23.5275  25,328                                         12.3166  8,191
Aug. 31                                         22.9829  25,914                                         12.4338  8,093
Sep. 30                                         24.8705  23,305                                         12.9281  8,113
Oct. 31                                         25,1575  22,381                                         13.2397  8,174
Nov. 30                                         25.7505  22,115                                         13.9025  8,306
Dec. 30                                         26.1515  21,913                                         13.8667  8,471

BOSTON SAFE FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
            T. Rowe Price     Fidelity Growth        Putnam             Putnam                          T. Rowe Price
               Equity               and             Investors           Vista              PBHG          Small-Cap
             Income Fund        Income Fund           Fund               Fund          Growth Fund       Value Fund
           ----------------   ----------------   ---------------   ---------------   ---------------   ---------------
             Unit               Unit               Unit              Unit              Unit              Unit
            Value    Units     Value    Units     Value   Units     Value   Units     Value    Units    Value    Units
  1997
  ----
Jan. 31    $10.1311    476    $10.2461    419    $10.3262   68     $10.1743  250     $10.0805    699   $10.1061    502
Feb. 28     10.3705  1,450     10.3603  1,015     10.2410  223       9.7234  682       9.0006  1,620    10.0899  1,394
Mar. 31     10.1440  1,779      9.9356  1,243      9.7347  228       8.9970  716       8.0857  1,727     9.8054  1,642
Apr. 30     10.3980  2,008     10.4637  1,314     10.4387  215       9.4367  760       8.1194  1,832     9.7690  1,731
May  31     10.8890  2,407     11.0269  1,497     10.9637  257      10.3628  787       9.1204  2,081    10.4154  2,045
June 30     11.2995  2,586     11.5963  1,678     11.5308  274      10.6005  795       9.5073  2,019    11.0063  2,156
July 31     11.9511  2,586     12.3835  1,984     12.6029  495      11.4898  842      10.1628  2,046    11.4960  2,388
Aug. 31     11.6397  2,674     11.7102  2,148     11.8971  582      11.1584  894       9.9470  2,048    11.8490  2,529
Sep. 30     12.1878  2,631     12.3379  2,177     12.6114  568      11.8457  928      10.6600  2,074    12.6471  3,212
Oct. 31     11.8745  2,662     12.0079  2,328     12.3158  627      11.2116  936      10.0643  2,053    12.4589  3,214
Nov. 30     12.3215  2,714     12.4801  2,431     12.8716  682      11.4767  940       9.7450  2,012    12.4326  3,232
Dec. 30     12.6739  2,805     12.7541  2,497     12.9791  745      11.6946  934       9.5485  1,990    12.5464  3,252



  1996
  ----
Jan. 31
Feb. 29
Mar. 31
Apr. 30
May  31
June 30
July 31
Aug. 31
Sep. 30
Oct. 31
Nov. 30
Dec. 30

BOSTON SAFE FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                               Putnam OTC           MAS            RogersCasey            MFS             Putnam
           Skyline Special     & Emerging           Value            Smaller         Institutional        Voyager
             Equity Fund       Growth Fund          Fund           Stock Fund        Research Fund         Fund
           ---------------   ---------------   ---------------   ----------------   ---------------   ---------------
             Unit              Unit              Unit              Unit               Unit              Unit
            Value    Units    Value    Units    Value    Units    Value     Units    Value   Units     Value    Units
  1997
  ----
Jan. 31    $10.1371    167   $10.1484    295   $10.1024    274   $26.7778  21,656   $10.1843   74     $10.1874   179
Feb. 28     10.2071    425     9.1083    791    10.2699    834    26.6148  20,039    10.1100  307       9.8598   508
Mar. 31     10.2060    513     8.2708    885     9.9853  1,028    25.5107  19,165     9.5395  366       9.2538   628
Apr. 30     10.2981    594     8.2159    945    10.3719  1,218    25.6629  18,454     9.9701  398       9.6460   669
May  31     11.4052    833     9.5438  1,102    11.0189  1,610    28.0482  17,860    10.6850  449      10.4613   747
June 30     12.1721  1,082    10.1095  1,125    11.4418  1,849    29.5846  17,557    11.1063  466      10.8534   783
July 31     12.6100  1,528    10.7965  1,281    12.1157  2,098    31.4386  17,241    11.9681  501      11.7835   836
Aug. 31     13.1245  1,936    10.7214  1,293    12.0053  2,236    31.8729  17,073    11.4715  516      11.4077   868
Sep. 30     14.0777  2,814    11.6105  1,307    12.3812  2,404    34.1730  17,000    12.0670  508      12.1443   905
Oct. 31     13.4895  3,037    10.7667  1,314    11.7871  2,535    32.9324  16,823    11.4328  507      11.7442   940
Nov. 30     13.3449  3,080    10.6635  1,294    11.9998  2,565    32.9571  16,679    11.7989  534      11.9911   945
Dec. 30     13.3528  3,179    10.7030  1,242    12.0554  2,628    32.9868  16,486    11.8306  541      12.1634   966



  1996
  ----
Jan. 31                                                          $21.6775  21,798
Feb. 29                                                           22.3661  21,506
Mar. 31                                                           22.8201  21,889
Apr. 30                                                           23.7503  22,480
May  31                                                           24.5698  22,813
June 30                                                           24.0986  23,117
July 31                                                           22.8726  22,903
Aug. 31                                                           23.7268  22,563
Sep. 30                                                           24.7264  22,622
Oct. 31                                                           24.8296  22,514
Nov. 30                                                           25.8954  22,506
Dec. 30                                                           26.0138  22,557

BOSTON SAFE FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                Cohen                           T. Rowe Price                        T. Rowe Price      Morgan Stanley
              & Steers         First Eagle        Blue Chip        T. Rowe Price       Science &        Institutional
             Realty Fund     Fund of America     Growth Fund       New Era Fund     Technology Fund   Int'l. Equity Fund
           ---------------   ---------------   ---------------   ----------------   ---------------   ------------------
             Unit              Unit              Unit              Unit               Unit               Unit
            Value    Units    Value   Units     Value    Units    Value   Units      Value    Units     Value    Units
  1997
  ----
Jan. 31    $10.1087    423   $10.2418   94     $10.2154    480   $ 9.9771   70      $10.2432    674    $10.1445    523
Feb. 28     10.1144    907    10.3484  306      10.2401  1,461    10.0293  162        9.1111  1,493     10.4748  1,409
Mar. 31     10.2440  1,125     9.7183  334       9.7976  1,669     9.8348  212        8.4032  1,662     10.6545  1,765
Apr. 30      9.8416  1,120     9.9915  322      10.2328  1,780     9.7958  195        8.6160  1,892     10.7019  2,031
May  31     10.1274  1,180    10.6944  343      10.8320  1,894    10.6022  227        9.8970  2,142     11.2671  2,463
June 30     10.6757  1,235    11.0964  351      11.2928  2,022    10.8665  234       10.0144  2,051     11.8083  2,610
July 31     10.9262  1,269    11.9471  406      12.0871  2,216    11.5365  251       11.2328  2,351     12.0662  2,772
Aug. 31     10.8166  1,234    11.7728  425      11.5474  2,223    11.4635  252       11.0776  2,470     11.4989  2,826
Sep. 30     11.8293  1,330    12.3033  442      12.1107  2,133    12.0954  252       11.3199  2,412     12.2208  2,877
Oct. 31     11.4170  1,352    11.8921  461      11.8122  2,175    11.3668  245       10.3791  2,400     11.6837  2,930
Nov. 30     11.7199  1,344    12.2846  474      12.1856  2,178    10.8999  249       10.3848  2,439     11.5265  2,934
Dec. 30     12.0950  1,406    12.6456  473      12.4269  2,219    10.8746  236        9.8687  2,384     11.6473  2,922



  1996
  ----
Jan. 31
Feb. 29
Mar. 31
Apr. 30
May  31
June 30
July 31
Aug. 31
Sep. 30
Oct. 31
Nov. 30
Dec. 30

BOSTON SAFE FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                Russell            Acorn          State Street       Templeton          Colonial
             International     International     Emerging Mkts.      Developing         Newport         Scudder Latin
              Stock Fund           Fund            Index Fund       Markets Fund       Tiger Fund       America Fund
           ----------------   ---------------   ---------------   ----------------   ---------------   ---------------
             Unit               Unit              Unit              Unit               Unit              Unit
            Value    Units     Value   Units     Value   Units     Value    Units     Value   Units     Value    Units
  1997
  ----
Jan. 31    $11.3655  6,619    $10.0802  179     $ 9.8619   17     $ 9.9758   149     $ 9.9327  189     $10.1876     98
Feb. 28     11.5468  5,320     10.2047  404      10.1713   71      10.2664   367       9.9174  416      10.8102    497
Mar. 31     11.5181  4,783     10.0531  487       9.9930   94      10.0535   434       9.3061  444      10.6083    655
Apr. 30     11.6668  4,538      9.9065  525      10.2111  113      10.1553   476       9.1453  474      11.1919    587
May  31     12.3063  4,237     10.3369  569      10.4916  135      10.6804   590       9.9577  531      11.7317    815
June 30     12.9253  4,117     10.6471  590      11.0976  151      11.1330   693      10.3792  578      12.5858  1,210
July 31     13.2268  4,009     10.7162  573      11.4394  145      11.6037   767      10.5396  554      13.4615  1,348
Aug. 31     12.2698  3,899     10.1476  565      10.2175  145      10.5869   829       8.7396  535      12.2870  1,340
Sep. 30     12.9736  3,830     10.5725  570      10.6063  158      11.1725   793       9.0739  571      13.5498  1,247
Oct. 31     11.9055  3,707      9.9989  576       8.7619  145       9.0616   809       6.8593  640      10.9537  1,199
Nov. 30     11.7224  3,630      9.8917  543       8.4603  148       8.4624   799       6.6840  727      11.4761  1,225
Dec. 30     11.8097  3,523      9.8359  540       8.6783  140       8.3640   804       6.6018  796      12.1816  1,170



  1996
  ----
Jan. 31    $10.6631  6,725
Feb. 29     10.6866  7,189
Mar. 31     10.9109  7,225
Apr. 30     11.3051  7,760
May  31     11.2291  8,115
June 30     11.2994  8,151
July 31     10.8736  8,122
Aug. 31     10.9660  7,986
Sep. 30     11.1930  7,854
Oct. 31     11.1270  7,617
Nov. 30     11.5337  7,437
Dec. 30     11.4238  7,418

FIDELITY FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
               Kodak            Eastman        Fidelity Managed                          Fidelity          Fidelity
             Stock Fund        Stock Fund      Income Portfolio    Fidelity Fund       Puritan Fund      Magellan Fund
           ---------------   ---------------   ----------------   ----------------   ----------------   ---------------
             Unit              Unit              Unit               Unit               Unit               Unit
            Value   Units     Value   Units     Value   Units      Value    Units     Value    Units     Value   Units
  1997
  ----
Jan. 31    $19.69   1,192    $12.36   3,651     $1.00  311,041    $25.74     610     $17.83    1,074    $84.19    451
Feb. 28     20.30   1,263     12.47   3,473      1.00  311,929     25.99     632      18.10    1,068     83.06    448
Mar. 31     17.24   1,351     12.17   3,342      1.00  313,889     24.63     632      17.34    1,073     80.20    446
Apr. 30     18.93   1,271     11.56   3,397      1.00  313,272     26.06     632      18.05    1,063     83.78    441
May  31     18.81   1,298     13.44   3,160      1.00  316,840     27.49     623      18.78    1,072     87.43    445
June 30     17.43   1,314     14.32   2,854      1.00  321,832     28.83     634      19.32    1,047     91.05    439
July 31     15.26   1,357     13.66   2,626      1.00  323,621     31.26     651      20.36    1,048     98.69    439
Aug. 31     14.89   1,364     13.50   2,546      1.00  322,606     28.74     673      19.47    1,059     94.30    437
Sep. 30     14.80   1,395     13.98   2,350      1.00  319,132     30.19     668      19.54    1,091     99.85    431
Oct. 31     13.66   1,402     13.45   2,210      1.00  317,866     29.35     665      19.14    1,102     96.45    443
Nov. 30     13.83   1,331     13.62   2,268      1.00  318,948     30.65     689      19.60    1,099     98.33    441
Dec. 30     13.68   1,312     13.39   2,346      1.00  316,248     29.75     726      19.35    1,133     94.94    463



  1996
  ----
Jan. 31    $16.74   1,285    $14.82   2,035     $1.00  317,798    $23.16     484     $17.25    1,072    $87.22    490
Feb. 29     16.32   1,434     16.16   1,840      1.00  318,378     23.45     547      17.47    1,081     86.65    487
Mar. 31     16.20   1,431     15.51   2,377      1.00  313,447     23.79     556      17.64    1,079     87.51    477
Apr. 30     17.43   1,294     15.14   2,911      1.00  308,169     24.17     538      17.65    1,059     88.08    464
May  31     16.92   1,366     15.09   2,802      1.00  308,831     24.64     532      17.76    1,049     74.87    545
June 30     17.68   1,183     13.76   3,391      1.00  303,950     24.65     564      17.68    1,048     74.80    521
July 31     16.99   1,276     11.85   4,092      1.00  296,973     23.58     535      17.34    1,018     71.32    505
Aug. 31     16.53   1,335     12.66   4,165      1.00  296,568     22.68     579      17.50    1,009     73.12    497
Sep. 30     17.87   1,189     13.21   3,731      1.00  306,085     23.76     607      16.48    1,113     76.05    490
Oct. 31     18.16   1,165     13.07   3,918      1.00  305,920     24.15     595      16.88    1,107     77.85    482
Nov. 30     18.41   1,177     12.92   3,681      1.00  310,310     25.60     623      17.73    1,093     82.89    469
Dec. 30     18.72   1,191     12.64   3,741      1.00  311,767     25.06     611      17.46    1,101     81.43    464

FIDELITY FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
               Fidelity       Fidelity International   Fidelity U.S. Equity
              Contrafund       Growth & Income Fund      Index Portfolio
           ----------------   ----------------------   --------------------
             Unit               Unit                     Unit
            Value    Units     Value          Units     Value        Units
  1997
  ----
Jan. 31    $43.79     598     $19.40           120     $28.63         155
Feb. 28     41.94     598      19.63           131      28.85         174
Mar. 31     40.85     597      19.63           135      27.54         161
Apr. 30     41.77     586      19.65           146      29.07         162
May  31     44.28     571      20.63           144      30.84         186
June 30     46.11     566      21.54           170      32.06         207
July 31     50.02     567      22.09           172      34.61         219
Aug. 31     48.38     578      20.76           166      32.67         241
Sep. 30     51.61     571      22.09           162      34.31         241
Oct. 31     50.04     598      20.88           164      33.17         265
Nov. 30     49.96     595      20.80           155      34.69         251
Dec. 30     46.32     643      19.72           184      35.00         266



  1996
  ----
Jan. 31    $38.88     486
Feb. 29     37.11     523
Mar. 31     38.14     518
Apr. 30     39.32     540
May  31     39.65     556      18.74             1      24.55           5
June 30     39.34     563      18.87            54      24.53          47
July 31     37.51     547      18.43            66      23.44          72
Aug. 31     38.94     548      18.66            74      23.93          80
Sep. 30     40.54     562      19.11            74      25.15          81
Oct. 31     41.84     564      19.09            75      25.84         100
Nov. 30     44.27     568      20.04            84      27.79         120
Dec. 30     42.44     600      19.44            86      27.43         127

NOTE 7:  SIGNIFICANT INVESTMENTS

The following table represents investments having a value equal to or greater than 5% of net assets at December 30, 1997:

(in thousands)

                                              Principal              Fair or
                        Maturity    Interest  Amount or              Contract
    Investment            Date        Rate     Shares      Cost        Value
    ----------          ----------  --------  ---------    ----     ----------

Eastman Kodak Company
  common stock             N/A         N/A       7,186  $  390,539  $  430,921
Principal Mutual Life
  Ins. #4-20445-2       11/15/2007     7.7%   $366,148     366,148     366,148
John Hancock Life Ins.
  GAC #5702             10/3/2002     10.1%   $289,358     289,358     289,358
Kodak S&P 500 Fund         N/A         N/A      11,140     204,752     248,362
                                                        ----------  ----------
  TOTAL                                                 $1,250,797  $1,334,789
                                                        ==========  ==========

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

NOTE 9:  RELATED PARTY TRANSACTIONS

Certain Plan investments are shares of mutual funds managed by Fidelity Investments. Fidelity Management Trust Company is the trustee for
ECC participants; therefore, these transactions constitute related party transactions. Fees paid by the Plan to Fidelity Investments for management services amounted to $56,000, $63,000 and $43,000 for the fiscal years ended December 30, 1997, 1996 and 1995, respectively.

NOTE 10:  COMMITMENTS

A portion of administrative expenses consist of fees for recordkeeping, trust, and investment management services provided to the Plan by various parties. The contracts under which these services are provided are long-term in nature, but can be cancelled by either party with advance notice. Such contracts contain both fixed- and activity-based variable fee structures.




* * * * *

                                                                Schedule I

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
BOSTON SAFE FUNDS
5 TO 8 YEAR TIME HORIZON FUND

Kodak GIC Fund                        379          $  5,974          $  6,248
Kodak Russell 2000 Fund                94             1,014             1,141
Kodak EAFE Equity Index               172             1,848             1,823
Kodak Lehman Aggregate Fund           570             5,904             6,248
Kodak S&P 500 Fund                    299             5,845             6,666
Kodak Stock Fund                       11               268               222
Kodak Emerging Mkts. Index             53               530               463
                                                   --------          --------
     Total                                         $ 21,383          $ 22,811
                                                   ========          ========
Percent of Net Assets                                                    0.5%


8 TO 20 YEAR TIME HORIZON FUND

Kodak GIC Fund                        274          $  4,302           $ 4,524
Kodak Russell 2000 Fund               300             3,146             3,634
Kodak EAFE Equity Index               683             7,290             7,253
Kodak Lehman Aggregate Fund           413             4,249             4,523
Kodak S&P 500 Fund                    623            11,887            13,902
Kodak Stock Fund                       36               887               707
Kodak Emerging Mkts. Index            212             2,118             1,845
                                                   --------          --------
     Total                                         $ 33,879          $ 36,388
                                                   ========          ========
Percent of Net Assets                                                    0.7%


20 OR MORE YEAR TIME HORIZON FUND

Kodak Russell 2000 Fund               262          $  2,790           $ 3,172
Kodak EAFE Equity Index               497             5,361             5,276
Kodak S&P 500 Fund                    449             8,695            10,010
Kodak Stock Fund                       31               757               616
Kodak Emerging Mkts. Index            247             2,487             2,148
                                                   --------          --------
     Total                                         $ 20,090          $ 21,222
                                                   ========          ========
Percent of Net Assets                                                    0.4%

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                     Maturity          Interest      Contract
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
FIXED INCOME FUND

Group Annuity Contracts
  Aetna Life Insurance Co.       01/03/01-04/01/03   6.72%- 9.25%   $  667,420
  Bankers Trust                      12/31/02           7.58%          108,904
  Continental Assurance Co.      12/01/98-03/01/01   8.86%- 9.42%      146,880
  John Hancock Mutual Life
   Insurance Co.                 03/01/99-10/03/02   8.84%-10.10%      616,768
  Lehman                             06/15/99           8.53%           76,246
  New York Life Insurance Co.    12/31/04-10/01/07   8.15%- 8.39%      143,579
  Principal Mutual Life
   Insurance Co.                 11/23/03-11/15/07   6.85%- 7.70%      680,427
  Provident National Assurance
   Co.                               12/01/00           8.40%           86,614
  The Prudential Life Insurance
   Co. of America                03/02/98-10/02/06   7.75%- 9.21%      446,803
  Mitsubishi Bank Limited            07/02/98           9.39%           86,153
                                                                    ----------
     Total                                                          $3,059,794
                                                                    ==========
Percent of Net Assets                                                    63.0%


                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------

Common/Collective Trusts
  TBC Inc. Daily Liquidity Fund    $8,818          $  8,818          $  8,818
                                                   ========          ========
Percent of Net Assets                                                    0.2%


LEHMAN BROTHERS AGGREGATE BOND INDEX FUND

Kodak Lehman Aggregate Fund           323          $  3,381          $  3,540
                                                   ========          ========
Percent of Net Assets                                                    0.1%

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
S&P 500 LARGE STOCK INDEX FUND

Kodak S&P 500 Fund                 11,140          $204,752          $248,362
                                                   ========          ========
Percent of Net Assets                                                    5.1%


NON-U.S. STOCK INDEX FUND

Kodak EAFE Equity Index               348          $  3,705          $  3,695
Kodak Emerging Mkts. Index             62               617               536
                                                   --------          --------
     Total                                         $  4,322          $  4,231
                                                   ========          ========
Percent of Net Assets                                                    0.1%


RUSSELL 2000 SMALL STOCK INDEX FUND

Kodak Russell 2000 Fund             2,212          $ 24,949          $ 26,815
                                                   ========          ========
Percent of Net Assets                                                    0.6%


KODAK STOCK FUND

Eastman Kodak Company Common
  Stock                             6,867          $367,996          $411,569
                                                   ========          ========
Percent of Net Assets                                                    8.5%

Common/Collective Trust
TBC Inc. Daily Liquidity Fund     $14,124          $ 14,124          $ 14,124
                                                   ========          ========
Percent of Net Assets                                                    0.3%


PIMCO TOTAL RETURN FUND

PIMCO Funds Pac.
  Investment Mgmt. Ser.               356          $  3,802          $  3,858
                                                   ========          ========
Percent of Net Assets                                                    0.1%

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
MAS HIGH YIELD FUND

MAS Funds High Yield
  Securities Portfolio              1,280          $ 12,333          $ 12,225
                                                   ========          ========
Percent of Net Assets                                                    0.3%


FIDELITY PURITAN FUND

Fidelity Puritan Tr
  Puritan Fund                      5,887          $ 98,981          $113,911
                                                   ========          ========
Percent of Net Assets                                                    2.3%


T. ROWE PRICE EQUITY INCOME FUND

T. Rowe Price Equity
  Income Fund                       1,349          $ 32,709          $ 35,115
                                                   ========          ========
Percent of Net Assets                                                    0.7%


FIDELITY GROWTH AND INCOME FUND

Fidelity Securities Fund
  Growth & Income Portfolio           833          $ 28,813          $ 31,666
                                                   ========          ========
Percent of Net Assets                                                    0.7%


PUTNAM INVESTORS FUND

Putnam Investors Fund Inc.
  Com.                                852          $  9,654          $  9,547
                                                   ========          ========
Percent of Net Assets                                                    0.2%


PUTNAM VISTA FUND

Putnam Vista Fund Inc. Com.           930          $ 10,520          $ 10,927
                                                   ========          ========
Percent of Net Assets                                                    0.2%

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
PBHG GROWTH FUND

PBHG Funds Inc. Growth Fund           762          $ 19,072          $ 18,960
                                                   ========          ========
Percent of Net Assets                                                    0.4%


T. ROWE PRICE SMALL-CAP VALUE FUND

T. Rowe Price Small Cap. Value
  Fund Inc. Cap. Stk.               1,747          $ 38,267          $ 40,542
                                                   ========          ========
Percent of Net Assets                                                    0.8%


SKYLINE SPECIAL EQUITY FUND

Skyline Fund Special
  Equities Portfolio                1,961          $ 44,576          $ 42,068
                                                   ========          ========
Percent of Net Assets                                                    0.9%


PUTNAM OTC & EMERGING GROWTH FUND

Putnam OTC & Emerging
  Growth Fund                         835          $ 12,501          $ 13,268
                                                   ========          ========
Percent of Net Assets                                                    0.3%


MAS VALUE FUND

MAS Funds Value Portfolio           1,781          $ 32,334          $ 31,738
                                                   ========          ========
Percent of Net Assets                                                    0.7%

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND

Common Stocks
  ABM Inds. Inc.                        4          $     62          $    113
  ABR Information Svcs. Inc.
    Com.                               13               290               325
  ACX Technologies Inc. Com.           10               177               249
  ADE Corp. Mass. Com.                  7               174               124
  ATL Ultrasound Inc. Com.             24               892             1,116
  Abrams Inds. Inc.                     5                35                37
  Acceptance Ins. Cos. Inc.             3                66                61
  Acnielsen Corp.                      77             1,697             1,831
  Actel Corp. Com.                     11               210               137
  Acxiom Corp. Com.                    92             1,418             1,759
  Advanced Marketing Svcs. Inc.         3                31                39
  Advo Inc.                            16               191               317
  Affiliated Computer Svcs.
    Inc. CL A                           3                51                79
  Affiliated Managers Group
    Inc. Com.                          22               559               632
  Air Express Intl. Corp. Com.         25               532               695
  Airborne Fght. Corp.                 23             1,385             1,433
  Alabama Natl. Bancorporation
    Del.                                5                96               139
  Alaska Air Group Inc.                10               382               382
  Albank Finl. Corp. Com.              20               839               990
  Alberto Culver Co. CL A              15               348               413
  Alexander & Baldwin Inc.             64             1,669             1,728
  Algos Pharmaceutical Corp.            5                74               129
  Allegiance Corp. Com.                33             1,015             1,171
  Alliance Cap. Mgmt. L P Unit
    LTD Partnership Int.                2                84                94
  Allied Cap. Coml. Corp.               3                62                90
  Allied Waste Inds. Inc. New
    Com.                                3                47                81
  Alltrista Corp. Com.                 30               709               847
  Alpha Inds. Inc.                     16               124               251
  Alpharma Inc. CL A Com.              14               252               307
  Alumax Inc. Com.                     46             1,789             1,542
  Ambanc Hldg. Inc.                     3                58                64

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  American Biltrite Inc.                2                36                36
  American Cap. Strategies LTD
    Com.                               12               228               208
  American Disp. Svcs. Inc.
    Com.                               23               703               811
  American Italian Pasta Co.
    CL A Com.                           1                24                29
  American Mgmt. Sys. Inc. Com.         5                94                87
  American Natl. Ins. Co.               9               634               800
  American Pac. Corp.                  19               132               128
  American Retirement Corp.
    Com.                               26               398               515
  American Woodmark Corp.              20               272               424
  Americredit Corp. Com.               58             1,279             1,493
  Amerisource Health Corp. CL A
    Com.                               11               456               630
  Ameron International Corp.            3               140               192
  Ames Dept. Stores Inc. Com.
    New                                55               780               918
  Amresco Inc. Com.                    36               756               975
  Ampco Pittsburgh Corp.               11               152               211
  Analysis & Technology Inc.            5                70               134
  Anchor Gaming                         1                49                32
  Andersen Group Inc.                   5                36                25
  Angelica Corp. Com.                   1                 8                 9
  Anixter Intl. Inc. Com.              31               506               524
  Apogee Inc.                          20                87                45
  Apogee Enterprises Inc.              11               226               126
  Applied Pwr. Inc.                    28             1,245             1,907
  Applied Signal Technology
    Inc. Com.                           3                14                39
  Apria Healthcare Group Inc.
    Com.                               28               490               373
  Arden Group Inc. CL A                 1                23                38
  Ark Restaurants Corp.                 1                 9                 9
  Arkansas Best Corp. Del.             40               269               374
  Arrow Finl. Corp.                     1                 1                 2

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Arrow Intl. Inc. Com.                16               452               593
  Ascent Entertainment Group           29               302               298
  Aspen Technology Inc. Com.           38             1,304             1,340
  Astec Inds. Inc.                      6                77               101
  Astoria Finl. Corp. Com.              4               211               248
  Asyst Technologies Inc.               8               345               170
  Atlantic Tele Network Inc.            8               101                90
  Atria Cmntys. Inc.                   25               368               431
  Atrion Corp.                          7               108                92
  Audiovox Corp. CL A                  22               218               155
  Authentic Fitness Corp.              29               399               533
  Avondale Inds. Inc. Com.             14               360               405
  Aydin Corp.                          24               299               278
  B & H Ocean Carriers LTD              4                13                19
  BA Merchant Svcs. Inc. CL A          79             1,420             1,349
  BFX Hospitality Group Inc.
    Com.                               14                33                39
  BISYS Group Inc. Com.                21               843               695
  BJS Whsl. Club Inc. Com.             39               454             1,174
  BJ Svcs. Co. Com.                    14               686               938
  BMC Inds. Inc. Minn. Com.            19               338               303
  Back Bay Restaurant Group
    Inc.                                5                16                27
  Badger Meter Inc.                     6               110               229
  Baker Michael Corp.                  14                84               133
  Baker J. Inc. Com.                   60               434               345
  Baldwin Technology Inc. CL A         72               305               359
  Ball Corp. Com.                      25               623               891
  Baltek Corp.                          1                 6                 8
  Bancfirst Corp.                       1                26                34
  Bancorpsouth Inc.                     7               191               323
  Banctec Inc. Com.                    14               275               385
  Bank UTD Corp. Com.                  50             1,490             2,479
  Banknorth Group Inc. Del.
    Com.                                6               253               388
  Barnes Group Inc. Com.               13               251               293
  Barnwell Inds. Inc.                   1                 9                 8

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Bausch & Lomb Inc. Com.              49             2,050             1,944
  Bay View Cap. Corp. Del. Com.         1                45                50
  Beauticontrol Cosmetics Inc.          2                30                13
  Beckman Instrs. Inc. New              1                22                29
  Bed Bath & Beyond Inc. Com.          53             1,716             2,002
  Bell Inds. Inc.                      36               589               461
  Ben & Jerrys Homemade Inc.
    CL A                               17               215               269
  Bergen Brunswig Corp. CL A           11               203               430
  Berlitz Intl. Inc. New                6               109               151
  Bertuccis Inc.                        3                19                22
  Beverly Enterprises Inc. Com.
    New                                85               450             1,091
  Billing Information Concepts
    Corp.                              36             1,113             1,759
  Bindley Westn. Inds. Inc.
    Com.                               13               202               402
  Bio Rad Labs Inc. CL A                5               110               118
  Biogen Inc. Com.                     29             1,103             1,048
  Biomet Inc. Com.                      5               126               138
  Black Box Corp. Del. Com.            66             2,122             2,334
  Block Drug Inc. CL A                 17               726               696
  Blyth Inds. Inc.                     48             1,182             1,389
  Bob Evans Farms Inc.                 28               367               610
  Boca Resh Inc. Com.                  31               185               172
  Bon Ton Stores Inc. Com.              2                12                29
  Borg Warner Automotive Inc.
    Com.                               19               820               976
  Boston Edison Co. Com.                1                45                49
  Bowne & Co. Inc. Com.                18               417               717
  Budget Group Inc. CL A               36             1,237             1,265
  Buffets Inc.                         54               555               478
  Burlington Coat Factory Whse.
    Corp. Com.                          8               129               138
  Burlington Inds. Inc. New
    Com.                               61               684               833
  Burr Brown Corp. Com.                24               677               737

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Bush Inds. Inc. Com.                 36               624               939
  CB Bancshares Inc.                    4               127               183
  CBT Group PLC ADR                    13               873             1,040
  C COR Electrs. Inc.                  21               221               306
  CDI Corp. Com.                       20               636               871
  CDW Computer Ctrs. Inc. Com.         22             1,265             1,060
  C H Robinson Worldwide Inc.          18               324               380
  CHS Electronics Inc. Com.
    New                                37               785               591
  CKS Group Inc.                       47             1,239               659
  CMAC Invt. Corp. Com.                16               680               971
  CMC Inds. Inc.                        9                98               102
  CMI Corp. Okla. CL A                 71               344               383
  CNF Transn. Inc. Com.                40             1,494             1,549
  CSG Sys. Intl. Inc.                   6               197               218
  CTS Corp.                             4                52               124
  CUNO Inc. Com.                        1                17                17
  California Micro Devices
    Corp.                              24               165               133
  California Microwave Inc.
    Com.                               35               515               622
  Camco Intl. Inc. Com.                 5               221               327
  Cameron Ashley Bldg. Prods.
    Inc.                                9               141               147
  Canandaigua Brands Inc. CL A
    Com.                               19               578             1,071
  Cape Cod BK & TR Co. Hyannis
    MA                                  2                47                79
  Capitol Bancorp LTD                   7               106               220
  Caraustar Inds. Inc.                 14               362               478
  Capstar Hotel Co. Com.               32               681             1,075
  Caretenders Healthcorp Com.           4                23                27
  Caribiner Intl. Inc. Com.             5               112               197
  Carson Pirie Scott & Co. Ill.
    Com.                                8               225               406
  Catalina Mktg. Corp. Com.            36             1,652             1,682
  Catellus Dev. Corp. Com.             17               133               332

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Catherines Stores Corp. Com.         70               442               418
  Centigram Communications
    Corp.                               2                31                30
  Centocor Inc. Com.                   13               403               432
  Central European Media
    Enterpries LTD Com                 27               774               695
  Central Newspapers Inc. CL A         11               467               776
  Century Alum. Co. Com.               25               392               327
  Cephalon Inc. Com.                   22               552               268
  Champion Enterprises Inc.
    Com.                               48               889               999
  Charles J. W. Finl. Svcs.
    Inc.                                8                58                93
  Chart House Enterprises Inc.
    Com.                               42               236               270
  Charter One Finl. Inc.                7               324               462
  Chemed Corp.                          7               258               282
  Chesapeake Corp. VA Com.              1                45                44
  Chock Full O Nuts Corp.              83               500               567
  Chris Craft Inds. Inc. Com.          14               561               714
  Cintas Corp.                         31               847             1,244
  Civic Bancorp                         1                 1                 1
  Cleveland Cliffs Inc. Com.            9               418               426
  Cobra Electrs. Corp.                  1                 4                 4
  Coeur D Alene Mines Corp.
    Idaho                              22               293               193
  Cognitronics Corp.                    8                33               144
  Cole Nate Corp. New CL A             24               728               714
  Comdisco Inc. Del. Com.               1                15                27
  Comfort Systems USA Inc.             20               324               390
  Commerce Bancshares Inc.              8               353               575
  Commercial Assets Inc.               16               106               110
  Commercial BK NY                      2                27                45
  Commercial Fed. Corp. Com.           36               774             1,253
  Commercial Intertech Corp.
    Com.                               34               370               688

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Commonwealth Telephone
    Enterprises Inc. New Com.           2                42                38
  Commscope Inc. Com.                  81               990             1,104
  Community First Bankshares
    Inc. Com.                          27               761             1,488
  Computer Prods. Inc. Com.           101             1,947             2,060
  Concord EFS Inc. Com.                67             1,519             1,778
  Concord Fabrics Inc. CL A             3                25                27
  Concurrent Computer Corp.
    New New                           120               198               243
  Cone MLS Corp N C                   155             1,266             1,232
  Congoleum Corp. CL A                 32               342               342
  Consolidated Freightways
    Corp. Com.                         57               960               775
  Contifinancial Corp. Com.            15               588               375
  Continental Can Inc.                  4                53                99
  Continental Circuits Corp.           20               407               260
  Continental Matls. Corp. Com.         3                63                85
  Cooker Restaurant Corp. New
    Com.                               33               339               310
  Cooper Cos. Inc. Com. New            13               308               514
  Cooper Life Sciences Inc. New         1                 3                 3
  Cornell Corrections Inc.              3                50                60
  Covance Inc. Com.                    89             1,822             1,713
  Covenant Trans. Inc. CL A            20               271               305
  Coventry Corp.                       75             1,193             1,106
  Cracker Barrel Old Ctry.
    Store Inc. Com.                     1                21                26
  Creative Computers Inc. Com.         27               224               270
  Crown Crafts Inc.                     5                50                73
  Cruise Amer. Inc.                    11                55                99
  Cubic Corp. Com.                     20               602               680
  Curative Health Svcs. Inc.
    Com.                               29               743               877
  Cypress Semiconductor Corp.          20               303               170
  D I Y Home Warehouse Inc.             3                12                 8
  DST Sys. Inc. Del.                   14               453               601

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Dallas Semiconductor Corp.           19               406               737
  Damark Intl. Inc.                     1                20                12
  Danaher Corp. Com.                   54             2,378             3,430
  Daniel Inds. Inc. Com.               23               299               420
  Danka Business Sys. PLC ADR
    Sponsored                           3               109                41
  Darling Intl. Inc.                    5                47                39
  Data Broadcasting Corp.              31               175               174
  Dataram Corp. Com.                    2                17                20
  Datascope Corp.                       3                90                89
  Datastream Sys. Inc. Com.            23               856               694
  Dave & Busters Inc.                  11               286               243
  Davco Restaurants Inc.                3                34                53
  Davel Communications Group
    Inc.                                5                81               113
  Dawson Geophysical Co. Com.          10               160               162
  Dean Foods Co. Com.                  33               932             1,916
  Decorator Inds. Inc. Com.             6                52                55
  Del Labs Inc. Com.                    1                27                52
  Delta Woodside Inds. Inc. New       118               789               599
  Devlieg-Bullard Inc.                  3                10                11
  Dewolfe Cos. Inc.                     7                39                43
  Dexter Corp. Com.                    19               525               816
  Diamond Multimedia Sys. Inc.
    Com.                               33               302               291
  Dime Bancorp Inc. New Com.           24               420               715
  Dixie Group Inc. CL A                63               456               701
  Domain Energy Corp. Com.             24               325               378
  Dominguez Svcs. Corp.                 1                14                19
  Dominicks Supermarkets Inc.          35               903             1,274
  Downey Finl. Corp. Com.              19               282               551
  Drug Emporium Inc.                    8                40                33
  Duff & Phelps CR Rating Co.           4                89               153
  Dura Pharmaceuticals Inc.
    Com.                               32             1,270             1,494
  Dynamics Resh. Corp. Com.            10                89               116
  EG & G Inc.                          22               439               465

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  EMC Ins. Group                        7                87                88
  EVI Inc. Com.                        11               350               540
  Earthgrains Co.                      26             1,143             1,231
  Eastern Environmental Svcs.
    Inc. Com.                          27               509               570
  Eaton Vance Corp. Non Vtg.
    Com.                                5                68               175
  Edwards A G Inc. Com.                81             1,619             3,094
  Effective Mgmt. Sys. Inc.             2                 9                 4
  El Chico Restaurants Inc.             8                64                96
  Elan PLC ADR                         50             1,773             2,560
  Elcor Corp. Com.                     43               589             1,037
  Electro Rent Corp.                    6               135               212
  Electronic Arts                      64             2,162             2,397
  Elsag Bailey Process Auto NV         28               521               469
  Encad Inc. Com.                       2                65                51
  Encore Wire Corp.                     3               105               100
  Engineered Support Sys. Inc.          2                29                36
  Engineering Animation Inc.            7               208               325
  Enhance Finl. Svcs. Group
    Inc.                               17               510             1,026
  Envoy Corp. New Com.                 12               412               360
  Equimed Inc. Com.                     1                 6                 4
  Escalade Inc.                         2                17                28
  Essex Cnty. Gas Co.                   1                12                23
  Evans & Sutherland Computer          12               202               335
  Everest Reins Hldgs. Inc.
    Com.                               46             1,520             1,862
  Exabyte Corp. Com.                   50               586               323
  Excel Inds. Inc. Com.                 3                59                53
  Excel Rlty. TR Inc. Com.             23               677               716
  Expeditors Intl. Wash Inc.
    Com.                               11               395               412
  Ezcorp Inc. CL A Non Vtg.             3                29                33
  F N B Corp. PA Com.                   4                88               152
  F Y I Inc.                           15               324               326
  Falcon Drilling Co. Inc. Com.        19               433               615

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Fansteel Inc. Del.                   35               243               297
  Farr Co.                              1                 6                 7
  Federal Express Corp. Com.           60             1,923             3,649
  Federal Mogul Corp. Com.             71             2,155             2,863
  Federal Screw Wks. Com.               2                65               135
  Ferro Corp. Com.                     17               331               413
  Fibermark Inc. Com.                  16               329               337
  Fidelity Natl. Finl. Corp.            7               200               220
  Figgie Intl. Hldgs. Inc. CL A        81             1,032             1,078
  Financial Sec. Assurn. Hldgs.
    LTD Com.                            6               176               281
  Fingerhut Cos. Inc.                  78             1,755             1,635
  First Amern. Finl. Corp.
    Calif.                              5               177               372
  First Citizens Bancshares
    Inc. N C CL A                       9               655               889
  First Empire St. Corp.                3               797             1,319
  First Essex Bancorp Inc.              1                13                18
  First Merchants Corp. Com.            2                71                89
  First Palm Beach Bancorp Inc.
    Com.                                8               249               308
  First Plus Finl. Group Inc.
    Com.                               20               609               748
  First Rep. Bk. San Francisco
    Calif. Com.                         5               160               172
  Fiserv Inc. Com.                     47             2,143             2,376
  Flanders Corp.                       35               266               319
  Florida Rock Inds. Inc.              19               301               437
  Flowserve Corp. Com.                 36               942               963
  Fluke Corp. Com.                     16               365               406
  Fluor Daniel/GTI Inc.                32               325               300
  Forcenergy Inc.                      25               756               645
  Franchise Mtg. Accep. Co.
    Com.                               24               392               435
  Franklin Select Rlty. TR Com.
    SER A                              11                57                74
  Fritz Cos. Inc.                      44               564               624

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Furon Co.                             1                25                24
  GSE Systems Inc.                     12                87                37
  GZA Geoenvironmental
    Technolog Inc.                      3                 8                15
  Gainsco Inc.                         32               270               270
  Gamma Biologicals Inc.               13                56                61
  Garden Fresh Restaurant Corp.         9                95               141
  Gartner Group Inc. New CL A          62             2,012             2,286
  Gaylord Container Corp. CL A         55               392               327
  Gehl Co.                             11               217               240
  Gencor Inds. Inc.                     3                49                53
  General Binding Corp. Com.           13               358               402
  General Cable Corp. Del. Com.
    New                                 3               108               113
  General Scanning Inc.                29               796               477
  General Semiconductor Inc.
    Com.                               89             1,143               962
  General Signal Corp. Com.            43             1,769             1,808
  Genesco Inc. Com.                    34               181               420
  Genicom Corp.                         1                10                15
  Genlyte Group Inc. Com.              14               179               256
  Genovese Drug Stores Inc.
    CL A                               15               197               253
  Genrad Inc.                          21               596               601
  Gensia Sicor Inc. Com.               25               170               150
  Gerber Scientific Inc. Com.          50               721               991
  Gibson Greetings Inc.                18               275               381
  Giga Tronics Inc.                     3                23                24
  Glatfelter P. H. Co.                 46               820               857
  Gleason Corp. Com.                    6               159               164
  Global Indl. Technologies
    Inc. Com.                          27               482               479
  Globalstar Telecommunications
    LTD Com.                           10               327               438
  Golden Books Family Entmt.
    Inc. Com.                          61               666               635
  Golden St. Bancorp Inc. Com.         16               412               599

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Good Guys Inc.                       61               484               462
  Good Mark Foods Inc.                 68             1,065             1,232
  Goodrich B. F. Co.                    1                31                29
  Goodys Family Clothing Inc.
    Com.                               12               308               334
  Gradco Sys. Inc.                      4                25                29
  Graham Corp.                          5                58                67
  Granite St. Bankshares Inc.           2                29                50
  Greenpoint Finl. Corp. Com.           6               317               420
  Grey Advertising Inc.                 1               264               383
  Grey Wolf Inc. Com.                  48               293               252
  Griffon Corp. Com.                   80               915             1,210
  Gtech Hldgs. Corp. Com.              18               588               568
  Guarantee Life Cos. Inc. Com.        10               189               273
  HCC Ins. Hldgs. Inc. Com.            47             1,195               976
  HSN Inc. Com.                        36             1,012             1,800
  Hadco Corp.                          18             1,040               796
  Hall Kinion & Assocs. Inc.
    Com.                               15               272               296
  Hallwood Cons. Res. Corp.
    Com. New                            2                33                34
  Hampton Inds. Inc.                   10                51                85
  Hanger Orthopedic Group Inc.
    New                                24               298               303
  Hanna M. A. Co. Com.                 72             1,657             1,855
  Harbinger Corp. Com.                  6               213               160
  Harborside Healthcare Corp.
     Com.                              17               156               325
  Harding Lawson Assoc. Group           6                39                56
  Hardinge Inc.                         2                52                70
  Harley Davidson Inc. Com.            58             1,115             1,571
  Hartmarx Corp.                       62               323               491
  Health Care & Retirement
    Corp. Del.                         43             1,269             1,719
  Healthcare Recoveries Inc.           45               658               979
  Heartland Express Inc. Com.          55             1,315             1,482
  Hector Communications Corp.           2                17                20

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Heist C. H. Corp.                     6                41                38
  Helmerich & Payne Inc. Com.          22             1,184             1,420
  Herbalife Intl. Inc. CL A             6               138               132
  Herbalife Intl. Inc. CL B            19               433               400
  Herley Inds. Inc. Del.                1                 7                 7
  Hexcel Corp. New                     13               101               298
  Highwoods PPTYS Inc. Com.            37             1,306             1,379
  Holly Corp.                           3                86                94
  Hollywood Park Inc.                  17               172               383
  Home Health Corp. Amer. Inc.
    Com.                               22               233               216
  Home Port Bancorp Inc.                2                33                46
  Homebase Inc. Com.                   39               567               306
  Homecorp Inc.                         1                12                24
  Host Marriot Svcs. Corp.             39               268               577
  Hospitality PPTYS TR Com.
    Shs. Ben. Int. Com.                41             1,417             1,316
  Host Marriott Corp. Com.            225             5,018             4,472
  Houghton Mifflin Co. Com.             1                 4                 4
  Houston Expl. Co.                    19               336               341
  Hub Group Inc. CL A                  24               654               696
  Huffy Corp. Com.                     35               486               464
  Hughes Supply Inc. Com.              13               283               458
  Hvide Marine Inc. CL A Com.          16               548               372
  ICG Communications Inc. Com.        100             2,107             2,662
  IEC Electronics Corp.                 1                 8                14
  IHOP Corp. Com. New                   1                 4                 3
  IPC Information Sys. Inc.             4                70                86
  I STAT Corp. Com.                    22               537               348
  Imperial CR Mtg. Hldgs. Inc.         10               168               174
  Indenet Inc.                         60               132               131
  Industri-Matematik Intl.
    Corp.                              10               200               279
  Industrial Distr. Group Inc.
    Com.                               12               247               176
  Ing Groep N. V. Sponsored ADR         1                48                50

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Inland Entertainment Corp.
    Com.                                7                38                27
  Innovex Inc. Com.                    20               681               417
  Insituform Technologies Inc.
    CL A                               58               474               447
  Instron Corp.                         1                12                16
  Insurance Auto Auctions Inc.          3                29                34
  Integrated Circuit Sys. Inc.
    Com.                               29               854               788
  Intercontinential Life Corp.          1                10                10
  Interface Inc. CL A                  19               545               556
  Interim Svcs. Inc.                   62             1,232             1,566
  Intergraph Corp.                    132             1,407             1,232
  Interleaf Inc.                       66               194               230
  Intermedia Communications            16               812               980
  International Telecommunication
    Data Sys. Inc.                     18               288               527
  Interpublic Group Cos. Inc.
    Com.                               51             1,817             2,534
  Intersolv Inc. Com.                  24               215               463
  Intertan Inc.                        55               290               298
  Intimate Brands Inc. CL A            56             1,171             1,315
  Iron Mountain Inc. Del.              27               887               996
  Irwin Finl. Corp.                     1                 8                13
  JLK Direct Distr. Inc. CL A          12               303               336
  JP Foodservice Inc.                  72             2,140             2,689
  Jefferies Group Inc.                 21               385               876
  Jones Intercable Inc. CL A           32               398               550
  Juno LTG Inc.                        45               709               802
  Justin Inds. Inc.                    40               431               553
  KLLM Transp. Svcs. Inc.               3                38                40
  K Tel Intl. Inc. New                  2                15                13
  K Tron Intl. Inc.                     4                42                70
  K2 Inc. Com.                         24               623               585
  Kaman Corp. CL A                    101             1,179             1,709
  Kansas City Life Ins. Co.             1                64               106

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Kansas City Southn. Inds.
    Inc. Com.                         136             1,895             4,225
  Katy Inds. Inc.                      11               141               218
  Kellwood Co.                          9               260               258
  Kelly Svcs. Inc. CL A                35               955             1,086
  Kennametal Inc. Com.                 21               949             1,118
  Kent Electrs. Corp.                  10               363               231
  Kewaunee Scientific Corp.             6                41                59
  Keystone Automotive Inds.
    Inc.                               30               539               720
  Keystone Heritage Group Inc.          4                88               212
  Kimball Intl. Inc. CL B              37               753               742
  King World Prodtns. Inc. Com.        32             1,220             1,842
  Knape & Vogt Mfg. Co. Com.            1                16                22
  Knoll Inc. Com.                      25               467               784
  Knight Ridder Inc.                  133             4,501             6,908
  Knight Transn. Inc. Com.             55             1,298             1,598
  Krug Intl. Corp.                      4                19                21
  LCC Intl. Inc. CL A                  13               240               179
  LCI Intl. Inc. Com.                  64             1,961             2,012
  LNR PPTY Corp. Com.                  25               353               557
  LTV Corp. New Com.                  113             1,364             1,079
  Lacrosse Footwear Inc.                3                33                37
  Lafarge Corp. Com.                   16               466               480
  Lamson & Sessions Co.                53               380               315
  Lancaster Colony Corp. Com.          30             1,272             1,693
  Lason Inc.                           34               883               918
  Lennar Corp. Com.                    26               264               570
  Lesco Inc. Ohio                      19               317               388
  Lexford Inc.                          4               103               137
  Lexington Corp. PPTYS Inc.            1                 3                 3
  Lexmark Intl. Group Inc. CL A        60             1,532             2,186
  Libbey Inc. Com.                     21               573               785
  Liberty Homes CL A                    6                83                54
  Liberty Technologies Inc.             9                29                20
  Life RE Corp. Com.                   12               452               779

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Life Technologies Inc. Com.
    New                                12               282               425
  Lincoln Elec. Co.                    16               570               591
  Linear Technology Corp. Com.         24             1,100             1,350
  Linens N Things Inc. Com.             9               299               376
  Littlefuse Inc. Com.                 36             1,102               922
  Little Switz Inc.                    38               253               268
  Louis Dreyfus Nat. Gas Corp.
    Com.                               17               375               322
  Lowrance Electrs. Inc.                5                36                30
  Lufkin Inds. Inc. Com.               21               506               735
  MFRI Inc. Com.                        9                71                79
  MGM Grand Inc.                       17               613               615
  ML Bancorp Inc. Com.                  2                34                70
  MSC Indl. Direct Inc. CL A           29               887             1,195
  MTS Sys. Corp.                        1                14                26
  MYR Group Inc.                        2                11                21
  Macneal Schwendler Corp.             54               521               525
  Magic Software Enterprises
    LTD ORD                             6                40                24
  Magnetek Inc. Com.                   59               681             1,143
  Mahaska Invt. Co.                     7                82               143
  Mallinckrodt Inc. New                13               470               492
  Manitowac Inc. Com.                  13               297               422
  Mapics Inc. Com.                     32               310               344
  Marcam Solutions Inc. Com.           21               122               155
  Mark VII Inc. Com.                   27               402               432
  Market Facts Inc.                     9                70               155
  Marlton Technologies Inc.            10                40                60
  Marquette Med. Sys. Inc.             10               161               265
  Marriott Intl. Inc. Com.             76             3,845             5,230
  Marshall Inds. Com.                  16               502               497
  Massbank Corp. Reading Mass.
    Com.                                4               112               187
  Matewan Bancshares Inc. Com.          1                17                24
  Maxwell Shoe Inc. CL A               12                87               126
  Maxwell Technologies Inc.            19               134               437

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  May & Speh Inc.                      47               622               594
  Max & Ermas Restaurants Inc.          9                62                54
  Maynard Oil Co.                       2                35                22
  Maytag Corp. Com.                     8               293               288
  McLeod USA Inc. CL A                 17               479               540
  Meade Instrs. Corp. Com.             35               246               319
  Medar Inc.                           33               210               172
  Medford Bancorp Inc. Com.             3                83               112
  Media Gen. Inc. CL A                  5               157               205
  Medimmune Inc. Com.                   7               264               288
  Medstone Intl. Inc.                   3                23                31
  Medusa Corp. Com. New                 2                85                95
  Mentor Corp. Minn. Com.              26               726               959
  Mercantile Bankshares Corp.           1                13                24
  Meridan Medical Technology
    Inc.                                1                 5                 6
  Merix Corp.                          28               468               430
  Mesa Air Group Inc.                  70               444               365
  Mestek Inc.                           1                19                21
  Metronet Communications Corp.
    CL B Non Vtg.                      28               462               459
  Micros Sys. Inc. Com.                26               800             1,177
  Microsemi Corp.                       5                84                85
  Mid Atlantic Med. Svcs. Inc.
    Com.                               28               434               348
  Midway Games Inc.                    20               420               375
  Mine Safety Appliances Co.            3               141               169
  Minerals Technologies Inc.
    Com.                               42             1,473             1,896
  Molex Inc. CL A                      70             1,618             2,024
  Mondavi Robert Corp. CL A
    Com.                                4               193               198
  Morrison Health Care Inc.
    Com.                               24               306               467
  Mortons Restaurant Group Inc.         4                62                84
  Movado Group Inc. Com.               13               178               291
  Movie Gallery Inc. Com.              14               106                38

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Mueller Inds. Inc. Com.              16               627               864
  Mutual Risk Mgmt. LTD Com.           54             1,246             1,595
  NBT Bancorp Inc.                      1                13                19
  NCI Bldg. Sys. Inc. Com.             23               685               798
  NMBT Corp. Com.                       5                66               104
  NPC International Inc. Com.           6                69                80
  Nabisco Hldgs. Corp. CL A            32               977             1,536
  Nacco Inds. Inc. CL A                 6               502               584
  Nathans Famous Inc. New               2                 7                 8
  National Bancorp Alaska Inc.          4               315               532
  National City Bancorporation          5                95               146
  National Computer Sys. Inc.
    Com.                               17               369               602
  National Data Corp. Com.             18               718               636
  National Disc Brokers Group
    Inc. Com.                          15               152               183
  National Home Health Care
    Corp.                               4                23                18
  National R. V. Holdings Inc.          6               123               194
  National Svc. Inds. Inc. Com.        26               878             1,263
  National Westn. Life Ins. Co.         3               241               277
  Natural Wonders Inc.                  5                23                31
  Navistar Intl. Corp. New Com.         1                26                24
  Nelson Thomas Inc.                   36               423               410
  New Brunswick Scientific Inc.         8                51                70
  New York St. Elec. & Gas
    Corp. Com.                         30               842             1,058
  Newfield Expl. Co. Com.              10               272               230
  Newmill Bancorp Inc.                  8                70               104
  News Corp. LTD ADR New Com.         225             4,055             4,992
  Niagara Mohawk Pwr. Corp.
    Com.                               13               127               140
  Nice Systems LTD Sponsored
    ADR                                15               289               635
  Nimbus CD Intl. Inc.                 37               370               393
  Nine West Group Inc. Com.            13               351               345
  Norstan Inc.                          4                62                90

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  North Amern. Vaccine Inc.
    Com.                               16               377               391
  Norton McNaughton Inc.                3                14                15
  Novacare Inc.                        34               300               433
  O Charleys Inc.                       3                31                45
  OEA Inc. Com.                        58             2,206             1,649
  OHM Corp.                            46               394               338
  Oakwood Homes Corp. N. C.
    Com.                               18               398               585
  Oceaneering Intl. Inc. Com.          23               421               433
  Ocular Sciences Inc. Com.            25               483               675
  Oglebay Norton Co.                    6               124               228
  Oilgear Co. Com.                      4                69                97
  Old Rep. Intl. Corp. Com.            76             2,053             2,880
  Olsten Corp. Com.                    59             1,080               892
  Omnicare Inc. Com.                   79             2,072             2,402
  Omniquip Intl. Inc. Com.             10               181               199
  Onbancorp Inc.                       18               920             1,241
  Optical Coating Lab Inc.              3                41                39
  Orion Cap. Corp.                     90             2,177             4,131
  Orthodontic Ctrs. Amer. Inc.
    Com.                               47               843               778
  Oshkosh B Gosh Inc. CL A              3                43                82
  O Sullivan Inds. Hldgs. Com.         34               406               335
  Owens & Minor Inc. New               26               264               380
  Oxford Inds. Inc. Com.                3                67                82
  PCA Intl. Inc.                       35               561               726
  PLM Intl. Inc. Com. New              18                69                96
  PRI Automation Inc. Com.              4               132               116
  PXRE Corp. Com.                       4               118               131
  Pacific Centy. Finl. Corp.
    Com.                               26               658               633
  Pacific Gateway PPTYS Inc.            3                12                12
  Parker Drilling Co. Com.             85             1,331             1,025
  Patrick Inds. Inc.                    8               120               119
  Paychex Inc. Com.                    37             1,138             1,897

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Penn. Engr. & Mgr. Corp.
    Non-Vtg.                           20               507               477
  Penn. VA Corp.                        6               117               163
  Pennfed Finl. Svcs. Inc.              1                14                17
  People Bancshares Inc. Mass.          3                41                76
  Perfumania Inc.                       2                 7                 5
  Personnel Group Amer. Inc.
    Com.                               54             1,344             1,697
  Petersen Cos. Inc. CL A Com.         30               573               638
  Petroleum Dev. Corp.                  1                 6                 5
  Petroleum Geo. Svcs. A. S.
    Spon. ADR                          18               720             1,115
  Petroleum Helicopters Inc.
    Non Vtg.                            7               117               160
  Phar-Mor Inc.                        63               437               578
  Pharmerica Inc. Com.                 39               599               393
  Pharmhouse Corp.                      7                57                42
  Philips Electrs. ADR N. Y.
    Shs.                               65             2,729             3,957
  Photon Dynamics Inc. Com.            32               215               116
  Photronics Inc. Com.                  9               195               207
  Physicians Resources Group
    Inc.                               21               270                94
  Piccadilly Cafeterias Inc.
    Com.                               13               119               172
  Pillowtex Corp. Com.                  5               161               181
  Pinkertons Inc. New                   5                78               107
  Pioneer Group Inc.                  173             4,472             4,898
  Pioneer Standard Electrs.
    Inc.                               34               401               502
  Pitt Desmoines Inc. Com.              4               119               158
  Play By Play Toys                     2                41                39
  Playtex Prods. Inc.                  30               290               312
  Plenum Publishing Corp.               1                42                56
  Policy Mgmt. Sys. Corp. Com.          6               265               407
  Pool Energy Svcs. Co. Com.           43             1,040               908
  Poughkeepsie Finl. Corp. Com.         9                60                96

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Premark Intl. Inc. Com.              21               526               618
  Price Enterprises Inc. Com.           7               123               129
  Price T. Rowe & Assoc. Inc.           4               233               217
  Primeenergy Corp.                     8                47                66
  Primesource Corp.                    21               213               205
  Prime Cap. Corp.                      6                31                29
  Prime Hospitality Corp. Com.         24               464               476
  Proffits Inc. Com.                   14               286               404
  Providence Energy Corp.               2                26                33
  Public Svc. Co. N. Mex. Com.         14               235               319
  Pulitzer Pubg. Co. Com.               6               300               401
  Quaker City Bancorp Inc. Com.         5                72                98
  Quaker Chem. Corp. Com.              30               401               555
  Quaker Fabric Corp. New               1                12                18
  Quaker Oats Co. Com.                 56             1,782             2,965
  Quantum Corp. Com.                   87             1,046             1,786
  Quest Diagnostics Inc. Com.           3                58                57
  Quick & Reilly Group Inc.
    Com.                               12               245               503
  Quintel Emtmt. Inc.                   6                58                30
  Quipp Inc.                            5                50                79
  Quixote Corp.                        12               116                93
  Quorum Health Group Inc. Com.        39               753             1,029
  RPC Inc.                              3                22                35
  Radiant Sys. Inc. Com.               18               390               522
  Radisys Corp. Com.                   20               868               755
  Ralston Purina Co-Ralston
    Purina Group Com.                  23               870             2,158
  Raster Graphics Inc. Com.            31               142               122
  Rayonier Inc. Com.                  140             5,626             6,029
  Raytech Corp.                         1                 5                 5
  Raytel Med. Corp. Com.               22               212               257
  Realty Income Corp. MD Com.          24               574               608
  Reeds Jewelers Inc.                   1                 1                 1
  Refac Technology Dev. Corp.           8                68                90
  Regal Cinemas Inc. Com.              17               468               480
  Regis Corp. Minn.                    45             1,091             1,144

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Registry Inc. Com.                   38             1,688             1,744
  Reliance Bancorp Inc.                20               606               741
  Remec Inc. Com.                      16               451               316
  Reliability Inc.                      6                60                76
  Renal Care Group Inc. Com.            9               193               267
  Renters Choice Inc. Com.             57             1,042             1,165
  Respironics Inc. Com.                 9               207               205
  Rex Stores Corp.                     39               336               400
  Rexhall Inds. Inc.                    3                17                12
  Richardson Electrs. LTD              30               173               334
  Roadway Express Inc. Del.             7               114               147
  Roanoke Elec. Stl. Corp.              3                48                84
  Robert Half Intl. Inc. Com.          20               540               790
  Robinson Nugent Inc.                  1                 5                 3
  Rogers Corp.                         14               335               565
  Rollins Inc.                         35               661               715
  Rouge Inds. Inc. CL A                 1                18                12
  Royal Bank of PA CL A                11               116               243
  Ruby Tuesday Inc.                    16               249               403
  Ruddick Corp. Com.                   20               264               351
  Rural/Metro Corp. Com.               28               883               973
  Russell Corp.                        16               456               464
  Ryans Family Steak Houses
    Inc. Com.                          80               733               700
  Ryder Sys. Inc. Com.                 68             2,207             2,245
  SCI Sys. Inc. Com.                    5               240               211
  SJW Corp.                             2               109               142
  SL Inds. Inc.                         5                45                54
  S3 Inc. Com.                         56               299               275
  Safety Components Intl. Inc.          7                82                75
  Safety Kleen Corp.                   32               577               886
  Sands Regent                         11                29                17
  Sangstat Med. Corp. Com.              8               241               296
  Santa Cruz Operation Inc.            81               514               349
  Santa Fe Energy Res. Inc.
    Com.                               27               168               290
  Sassco Fashions LTD Com.             27               437               311

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Sbarro Inc. Com.                     12               313               315
  Schein Henry Inc. Com.               28               759               968
  Schult Homes Corp.                    6               117               127
  Scotts Co. CL A                      30               653               926
  Sea Containers LTD CL A ADR          18               550               586
  Seagram LTD Com.                    135             4,381             4,322
  Seaway Food Town Inc.                 8               101               144
  Seitel Inc. New                       3                53                53
  Selas Corp. Amer.                     3                35                30
  Semtech Corp.                         1                19                19
  Service Experts Inc.                 13               353               374
  Service Merchandise Inc.
    Tenn. Com.                         58               229               105
  Shared Med. Sys. Corp.               38             1,841             2,445
  Shiloh Inds. Inc.                     7               120               137
  Shopko Stores Inc. Com.              32               562               689
  Sholodge Inc. Com.                   32               428               492
  Showbiz Pizza Time Inc. New          39               862               853
  Silicon Valley Bancshares
    Com.                               10               287               545
  Siliconix Inc. New                    4                77               154
  Skyline Corp.                         3                81                80
  Skywest Inc. Com.                    17               234               473
  Smartalk Teleservices Inc.           37               762               865
  Smithfield Foods Inc. Com.           64             1,205             2,104
  Snyder Communications Inc.
    Com.                               61             1,886             2,168
  Software Spectrum Inc.                6                98                67
  Source Svcs. Corp.                   21               300               436
  Southwest Secs. Group Inc.           12               144               310
  Spacelabs Med. Inc. Com.             29               674               538
  Spaghetti Whse. Inc.                 15                84                86
  Spectrian Corp. Del. Com.            16               338               283
  Speizman Inds. Inc.                   7                38                39
  Spelling Entmt. Group Inc.           60               508               431
  Spiegel Inc. CL A Non-Vtg.           51               431               254
  Sport Chalet Inc.                    21                63                99

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Standard Microsystems Corp.          45               516               377
  Standard Register Co. Com.           14               394               504
  Stanley Furniture Inc. New            6                97               153
  Stanhome Inc. Vtg.                   17               404               416
  Starrett L. S. Co. CL A               3                73                96
  Steel West VA Inc.                    1                10                 8
  Steris Corp. Com.                    24               831             1,185
  Sterling Bancorp Com.                18               274               423
  Sterling Comm. Inc. Com.             40             1,159             1,525
  Sterling Software Inc. Com.          17               683               693
  Stone & Webster Inc.                 15               689               681
  Storage Technology Corp. Com.        50             2,394             3,084
  Suffolk Bancorp                       5                96               146
  Suiza Foods Corp.                    12               340               703
  Sumitomo Bk. CA San Francisco         1                52                76
  Sun Healthcare Group Inc.            56               911             1,074
  Sunglass Hut Intl. Inc. Com.         85               589               536
  Sunrise Med. Inc. Com.               15               206               231
  Swift Transn. Inc. Com.              14               363               446
  Sybron Chem. Inc.                     4                66               133
  Sylvan Learning Sys. Inc.
    Com.                                7               246               272
  Syms Corp.                           10                96               119
  TIG Hldgs. Inc. Com.                  1                26                26
  TNP Enterprises Inc. Com.             7               197               215
  TRC Cos. Inc.                        25               104                93
  Tab Prods. Co.                        1                11                17
  Taco Cabana Inc.                     18                75                79
  Tandycrafts Inc.                     81               590               344
  Tarrant Apparel Group                 3                38                38
  Taubman Centers Inc.                 25               313               319
  Tecumseh Prods. Co. CL B             15               809               744
  Tefron LTD                           41               823               912
  Telco Sys. Inc.                      32               333               316
  Tektronix Inc. Com.                   6               236               244
  Tel Save Hldgs. Inc. Com.            13               276               270

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Tele Communications Inc. New
    Com. New TCI Ventures Group        16               443               463
  Telxon Corp.                         12               154               283
  Temtex Inds. Inc.                     7                26                22
  Tetra Technologies Inc. Del.
    Com.                               32               813               668
  Texas Inds. Inc. Com.                35             1,299             1,557
  Texas Regl. Bancshares Inc.
    Com. CL A Vtg.                     15               342               453
  Thackeray Corp.                      11                33                41
  Thomas Inds. Inc.                     5                66               100
  Thornburg Mtg. Asset Corp.
    Com.                               49             1,036               820
  360 Communications Co. Com.         226             5,168             4,435
  Tiffany & Co. New Com.               25             1,076               918
  Timken Co.                           42               967             1,431
  Tokheim Corp.                        36               304               722
  Topps Inc.                           95               490               202
  Tower Automtive Inc.                 23               810               967
  Tracor Inc. New Com.                 20               437               590
  Trans Lux Corp.                       1                 9                12
  Trans World Entmt. Corp.             26               102               511
  Transtechnology Corp. Com.            3                67                92
  Tranzonic Cos. Class A                6               102               164
  Tredegar Inds. Inc.                   8               329               513
  Triarc Cos. Inc. CL A                26               553               692
  Trigon Healthcare Inc. Com.          42               932             1,082
  Trinity Inds. Inc.                    8               317               367
  Trizec Hahn Corp. Sub Vtg.          115             1,589             2,659
  True North Communications
    Inc. Com.                          18               361               457
  Twin Disc Inc. Com.                   3                63                96
  UMB Finl. Corp.                      14               532               783
  URS Corp. New                         2                20                34
  USG Corp. New Com.                   51             1,242             2,499
  UST Corp. Com.                        3                86                90
  Ultra Pac. Inc.                       8                58                75

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Union Acceptance Corp. CL A           1                 9                 7
  Union Corp.                           2                49                69
  Uniphase Corp. Com.                  37             1,388             1,457
  Unisys Corp.                        170             1,865             2,272
  United Cap. Corp.                     1                 9                14
  United Indl. Corp.                    4                28                44
  United States Cellular Corp.         22               661               684
  U. S. West Inc. Com. Media
    Group Com.                        225             5,227             6,370
  United Video Satellite Group
    I CL A                              1                33                38
  Universal Foods Corp. Com.           19               686               803
  VTEL Corp. Com.                      51               543               304
  Valmont Inds. Inc. Com.              18               347               350
  Value Line Inc.                       2                72                72
  Vans Inc. Com.                       12               200               175
  Varco Intl. Inc. Com.                 5                91                90
  Varlen Corp.                          6               139               136
  Veritas Software Co. Com.            10               329               515
  Vestcom Intl. Inc. Com.              10               160               209
  Viad Corp. Com.                       2                37                40
  Vicorp Restaurants Inc.              26               388               449
  Video Update Inc. CL A                1                 4                 2
  Viking Office Prods. Inc.
    Com.                               74             1,685             1,628
  Village Super Mkt. Inc. CL A
    New                                 7                67                72
  Virco Mfg. Co.                       13               122               350
  Virgin Express Holdings SP
    ADR                                 6               110               128
  Visio Corp.                           6               247               225
  Vista Bancorp Inc.                    4                50                69
  Visx Inc. Del.                       42               996               908
  Vmark Software Inc. Com.             60               528               458
  Vulcan Matls. Co. Com.               22             1,936             2,207
  WFS Financial Inc.                    6                82                65

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Walden Residential PPTYS Inc.
    Com.                               15               375               400
  Wall Str. Deli Inc.                   5                20                16
  Wall Data Inc.                        1                19                11
  Wallace Computer Svcs. Inc.          10               323               394
  Wang Labs Inc. New Com.              15               312               321
  Warren Bancorp Inc.                   3                38                57
  Washington Federal Inc.              42             1,346             1,305
  Waste Mgmt. Inc. New Com. New       185             4,336             5,007
  Watson Pharmaceuticals Inc.
    Com.                               18               350               603
  Wausu-Mosinee Paper Corp.
    Com.                               32               604               649
  Weatherford Enterra Inc. Com.        26             1,124             1,093
  Weider Nutrition Intl. Inc.
    Com.                               34               391               406
  Weis Mkts. Inc.                       3                91               105
  West Inc.                            15               423               458
  Westamerica Bancorporation
    Com.                               11               574             1,092
  Western Beef Inc. Del. Com.           2                18                13
  Weston Roy F. Inc. New Ser. A        43               265               176
  Weyco Group Inc.                      4                54                86
  Whittaker Corp.                      27               299               293
  Whole Foods Mkt. Inc.                28               920             1,370
  Williams Clayton Energy Inc.         22               336               316
  Wilmar Inds. Inc. Com.               32               778               862
  Wind Riv. Sys. Inc.                   6               146               225
  Winnebago Inds. Inc.                 59               453               539
  Winsloew Furniture Inc.               1                 9                 8
  Wiser Oil Co.                         3                55                41
  Woolworth Corp. Com.                 67             1,432             1,378
  Wyman Gordon Co. Com.                30               671               585
  Wynns Intl. Inc.                      4                77               111
  Xilinx Inc. Com.                     35             1,609             1,271
  Yahoo Inc.                            1                53                71
  Yellow Corp. Com.                    52             1,449             1,262

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
ROGERSCASEY SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Zale Corp. New Com.                  69             1,681             1,572
  Zebra Technologies Corp. CL A
    Com.                               37             1,298             1,110
  Zenith Electrs. Corp. Com.           30               306               164
  Zions Bancorp                        10               300               460
  Zurn Inds. Inc.                     106             2,228             3,326
                                                   --------          --------
  Total                                            $423,334          $503,430
                                                   ========          ========
Percent of Net Assets                                                   10.4%


U.S. Government Securities            500          $    496          $    496
                                                   ========          ========
Percent of Net Assets                                                    0.0%


Common/Collective Trusts
  TBC Inc. Daily Liquidity Fund   $41,400          $ 41,400          $ 41,400
                                                   ========          ========
Percent of Net Assets                                                    0.9%


MFS INSTITUTIONAL RESEARCH FUND

MFS Institutional Tr
  Research Fund                       515          $  5,994          $  6,391
                                                   ========          ========
Percent of Net Assets                                                    0.1%


PUTNAM VOYAGER FUND

Putnam Voyager Fund
  Inc. CL                             624          $ 10,909          $ 11,783
                                                   ========          ========
Percent of Net Assets                                                    0.2%

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
COHEN & STEERS REALTY FUND

Cohen & Steers Realty
  Shares Fund Com.                    335          $ 15,774          $ 16,773
                                                   ========          ========
Percent of Net Assets                                                    0.3%


FIRST EAGLE FUND OF AMERICA

First Eagle Fund Amer.
  Inc. Com.                           307          $  6,049          $  5,902
                                                   ========          ========
Percent of Net Assets                                                    0.1%


T. ROWE PRICE BLUE CHIP GROWTH FUND

T. Rowe Price Blue Chip Growth
  Fund Inc. Com.                    1,141          $ 23,746          $ 27,490
                                                   ========          ========
Percent of Net Assets                                                    0.6%


T. ROWE PRICE NEW ERA FUND

T. Rowe Price New Era Fund Inc.
  Com.                                100          $  2,810          $  2,578
                                                   ========          ========
Percent of Net Assets                                                    0.1%


T. ROWE PRICE SCIENCE & TECHNOLOGY FUND

T. Rowe Price Science & Tech.
  Fund Inc. Cap. Stk.                 869          $ 26,579          $ 23,546
                                                   ========          ========
Percent of Net Assets                                                    0.5%


MORGAN STANLEY INSTITUTIONAL INTERNATIONAL EQUITY FUND

Morgan Stanley Institutional Fund
  Inc. Intl. Equity Portfolio CL    1,975          $ 35,174          $ 33,948
                                                   ========          ========
Percent of Net Assets                                                    0.7%

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----            --------
RUSSELL INTERNATIONAL STOCK FUND

Common/Collective Trusts
  Aim Int'l. CL Fund                4,046          $ 40,568          $ 41,707
                                                   ========          ========
Percent of Net Assets                                                    0.9%


ACORN INTERNATIONAL FUND

Acorn Investment Tr Int'l. Fund       292          $  5,878          $  5,364
                                                   ========          ========
Percent of Net Assets                                                    0.1%


STATE STREET EMERGING MARKETS INDEX FUND

Kodak Emerging Markets Index          139          $  1,410          $  1,205
                                                   ========          ========
Percent of Net Assets                                                    0.0%


TEMPLETON DEVELOPING MARKETS FUND

Templeton Developing Mkts. Tr         514          $  8,676          $  6,632
                                                   ========          ========
Percent of Net Assets                                                    0.1%


COLONIAL NEWPORT TIGER FUND

Colonial Tr VII Newport Tiger
  Fund CL                             579          $  5,877          $  5,214
                                                   ========          ========
Percent of Net Assets                                                    0.1%


SCUDDER LATIN AMERICA FUND

Scudder Int'l. Fund Inc. Latin
  Amer. Fund                          536          $ 14,950          $ 14,223
                                                   ========          ========
Percent of Net Assets                                                    0.3%

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                     Maturity          Interest      Contract
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
PARTICIPANT LOANS

Participant Loans                    1997-2001        6.0%-11.5%     $ 81,756
                                                                     ========
Percent of Net Assets                                                    1.7%


                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----             -------
FIDELITY FUNDS
KODAK STOCK FUND

Eastman Kodak Company
  Common Stock                        294           $21,208           $17,857
                                                    =======           =======
Percent of Net Assets                                                    0.4%


EASTMAN STOCK FUND

Eastman Chemical Company
  Common Stock                        519           $31,448           $30,910
                                                    =======           =======
Percent of Net Assets                                                    0.6%

Short-Term Interest Fund             $784           $   784           $   784
                                                    =======           =======
Percent of Net Assets                                                    0.0%

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997
(in thousands)

                                     Maturity          Interest      Contract
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
*FIDELITY MANAGED INCOME PORTFOLIO (FIXED INCOME FUND)

Group Annuity Contracts
  Aetna Life Insurance Co.       01/02/98-10/01/98   6.72%- 9.25%    $ 64,400
  Chase Manhattan Bank           01/15/98-01/26/98   5.73%- 7.25%       7,103
  Continental Assurance Co.      01/02/98-04/03/00   8.86%- 9.42%      16,652
  Deutsche Bank                  01/15/98-06/01/98   5.70%- 6.01%      19,043
  John Hancock Mutual
   Life Insurance Co.            01/02/98-07/02/01   8.84%-10.10%      70,432
  Metropolitan Life                  02/07/00           6.93%          14,706
  Mitsubishi Bank Limited            07/02/98           8.98%           9,759
  New York Life                      03/31/98           6.20%           2,881
  Principal Mutual                   02/07/01           7.13%          10,448
  Provident National Assurance Co.   01/04/00           8.40%           9,129
  The Prudential Life Insurance
   Co. of America                    01/02/98           9.21%           1,906
  Peoples Security Life              11/02/98           6.62%          14,011
  RABO Bank                          01/20/98           6.46%           8,095
  Security Life of Denver            03/31/98           6.41%           9,142
  State Street Bank                  01/15/98           6.39%           6,976
  Transamerica                       01/15/98           6.91%           4,012
  Union Bank of Switzerland      01/06/98-02/17/98   6.28%- 6.52%      34,397
                                                                     --------
  Total                                                              $303,092
                                                                     ========
Percent of Net Assets                                                    6.2%

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----             -------

Short-Term Interest Fund           $15,126          $15,126           $15,126
                                                    =======           =======
Percent of Net Assets                                                    0.3%


*FIDELITY FUND

Fidelity Fund                          726          $17,053           $21,588
                                                    =======           =======
Percent of Net Assets                                                    0.4%

*Investment held by Related Party.

EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF INVESTMENTS
December 30, 1997

                                  Principal
                                  Amount or                            Fair
          Description               Shares           Cost              Value
          -----------             ---------          ----             -------
*FIDELITY PURITAN FUND

Puritan Fund                         1,132          $19,165           $21,914
                                                    =======           =======
Percent of Net Assets                                                    0.5%


*FIDELITY MAGELLAN FUND

Magellan Fund                          463          $35,915           $43,974
                                                    =======           =======
Percent of Net Assets                                                    0.9%


*FIDELITY CONTRAFUND

Contrafund                             643          $24,524           $29,768
                                                    =======           =======
Percent of Net Assets                                                    0.6%


*FIDELITY INTERNATIONAL GROWTH & INCOME FUND

International Growth & Income Fund     184          $ 3,633           $ 3,632
                                                    =======           =======
Percent of Net Assets                                                    0.1%


*FIDELITY U.S. EQUITY INDEX FUND

U.S. Equity Index Fund                 266          $ 8,140           $ 9,306
                                                    =======           =======
Percent of Net Assets                                                    0.2%

*Investment held by Related Party.


                                     Maturity          Interest      Contract
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
FIDELITY PARTICIPANT LOANS

Participant Loans                    1997-2001         6.0%-9.0%     $  7,342
                                                                     ========
Percent of Net Assets                                                    0.2%


          Total Plan Investments                                   $5,556,630
                                                                   ==========

                                                                                                         Schedule II
                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                December 30, 1997
                                  (in thousands)
                                   5 to 8 Year   8 to 20 Year   20 or More                Lehman Brothers  S&P 500 Large
                                       Time          Time       Year Time       Fixed        Aggregate        Stock
                                   Horizon Fund  Horizon Fund  Horizon Fund  Income Fund  Bond Index Fund   Index Fund
                                   ------------  ------------  ------------  -----------  ---------------  -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                     $   215       $   684       $   596
  Other common stocks
  Mutual funds
  Interest in common/collective
    trusts (pooled) funds             16,367        31,194        20,626     $    8,818       $3,540         $248,362
  Short-term interest funds              175           127                       86,152
  U.S. government securities
Investments at Contract Value:
  Group annuity contracts              6,054         4,383                    2,973,642
Loans to participants                                                                74                            11
Employee contributions
  receivable
Dividends/Interest receivable              2             5             4             43
Receivables for securities sold
Miscellaneous receivable
                                     -------       -------       -------     ----------       ------         --------
  Total assets                        22,813        36,393        21,226      3,068,729        3,540          248,373
                                     -------       -------       -------     ----------       ------         --------
LIABILITIES
Pending loans to participants                                                        86                             6
Distributions payable to
  participants                                           1                          888                            41
Distributions payable to
  successor plans                        278           988           321         76,842           74           16,041
Payable for securities purchased
Accrued expenses                           3             5             3            271            1               24
Transfers among funds                    (98)          (97)           75            769           31             (243)
                                     -------       -------       -------     ----------       ------         --------
  Total liabilities/transfers            183           897           399         78,856          106           15,869
                                     -------       -------       -------     ----------       ------         --------
  Net assets                         $22,630       $35,496       $20,827     $2,989,873       $3,434         $232,504
                                     =======       =======       =======     ==========       ======         ========

                                                                                                    Schedule II (Cont'd)
             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                           December 30, 1997
                             (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total    MAS High      Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                $411,569
  Other common stocks
  Mutual funds                                                                $3,858       $12,225       $113,911
  Interest in common/collective
    trusts (pooled) funds            $4,231       $26,815         14,124
  Short-term interest funds
  U.S. government securities
Investments at Contract Value:
  Group annuity contracts
Loans to participants                                                 85                                        7
Employee contributions
  receivable
Dividends/Interest receivable                                      3,126          16
Receivables for securities sold
Miscellaneous receivable
                                     ------       -------       --------      ------       -------       --------
  Total assets                        4,231        26,815        428,904       3,874        12,225        113,918
                                     ------       -------       --------      ------       -------       --------
LIABILITIES
Pending loans to participants                                         22                                        2
Distributions payable to
  participants                                                        76                                        7
Distributions payable to
  successor plans                       137           998         17,199         176           322          8,163
Payable for securities purchased
Accrued expenses                          1             3             34                         1              9
Transfers among funds                                (549)         1,566          33            75             40
                                     ------       -------       --------      ------       -------       --------
  Total liabilities/transfers           138           452         18,897         209           398          8,221
                                     ------       -------       --------      ------       -------       --------
  Net assets                         $4,093       $26,363       $410,007      $3,665       $11,827       $105,697
                                     ======       =======       ========      ======       =======       ========

                                                                                                    Schedule II (Cont'd)
                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                      ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                    December 30, 1997
                                     (in thousands)
                                   T. Rowe Price   Fidelity Growth    Putnam      Putnam                  T. Rowe Price
                                      Equity             and         Investors    Vista         PBHG        Small-Cap
                                    Income Fund      Income Fund       Fund        Fund     Growth Fund     Value Fund
                                   -------------   ---------------   ---------   --------   -----------   -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                        $35,115          $31,666        $9,547     $10,927      $18,960        $40,542
  Interest in common/collective
    trusts (pooled) funds
  Short-term interest funds
  U.S. government securities
Investments at Contract Value:
  Group annuity contracts
Loans to participants                                        1
Employee contributions
  receivable
Dividends/Interest receivable
Receivables for securities sold
Miscellaneous receivable
                                      -------          -------        ------     -------      -------        -------
  Total assets                         35,115           31,667         9,547      10,927       18,960         40,542
                                      -------          -------        ------     -------      -------        -------
LIABILITIES
Pending loans to participants                                              1
Distributions payable to
  participants                                               5                                      4              1
Distributions payable to
  successor plans                       1,692            1,954           529         741          800          1,534
Payable for securities purchased
Accrued expenses                            3                3             1           1            2              3
Transfers among funds                    (439)            (187)         (122)          5          (48)          (266)
                                      -------          -------        ------     -------      -------        -------
  Total liabilities/transfers           1,256            1,775           409         747          758          1,272
                                      -------          -------        ------     -------      -------        -------
  Net assets                          $33,859          $29,892        $9,138     $10,180      $18,202        $39,270
                                      =======          =======        ======     =======      =======        =======

                                                                                                    Schedule II (Cont'd)
                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                December 30, 1997
                                 (in thousands)
                                                     Putnam OTC      MAS     RogersCasey        MFS        Putnam
                                   Skyline Special    Emerging      Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks                                                         $503,430
  Mutual funds                         $42,068         $13,268     $31,738                    $6,391       $11,783
  Interest in common/collective
    trusts (pooled) funds                                                       41,400
  Short-term interest funds
  U.S. government securities                                                       496
Investments at Contract Value:
  Group annuity contracts
Loans to participants                                                            1,401
Employee contributions
  receivable
Dividends/Interest receivable                                                      583
Receivables for securities sold
Miscellaneous receivable                                                           183
                                       -------         -------     -------    --------        ------       -------
  Total assets                          42,068          13,268      31,738     547,493         6,391        11,783
                                       -------         -------     -------    --------        ------       -------
LIABILITIES
Pending loans to participants                2                           1          19
Distributions payable to
  participants                                               4                      89                           5
Distributions payable to
  successor plans                        1,557             817         914      44,265           168           462
Payable for securities purchased                                                 2,909             1
Accrued expenses                             3               1           3         405                           1
Transfers among funds                     (392)            (30)         54         299            (4)           27
                                       -------         -------     -------    --------        ------       -------
  Total liabilities/transfers            1,170             792         972      47,986           165           495
                                       -------         -------     -------    --------        ------       -------
  Net assets                           $40,898         $12,476     $30,766    $499,507        $6,226       $11,288
                                       =======         =======     =======    ========        ======       =======

                                                                                                    Schedule II (Cont'd)
                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                 December 30, 1997
                                  (in thousands)
                                      Cohen                        T. Rowe Price                    T. Rowe Price
                                    & Steers       First Eagle       Blue Chip     T. Rowe Price      Science &
                                   Realty Fund   Fund of America    Growth Fund    New Era Fund    Technology Fund
                                   -----------   ---------------   -------------   -------------   ---------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                       $16,773         $5,902           $27,490         $2,578           $23,546
  Interest in common/collective
    trusts (pooled) funds
  Short-term interest funds
  U.S. government securities
Investments at Contract Value:
  Group annuity contracts
Loans to participants
Employee contributions
  receivable
Dividends/Interest receivable
Receivables for securities sold
Miscellaneous receivable
                                     -------         ------           -------         ------           -------
  Total assets                        16,773          5,902            27,490          2,578            23,546
                                     -------         ------           -------         ------           -------
LIABILITIES
Pending loans to participants              1                                                                 1
Distributions payable to
  participants                                                                             4                 1
Distributions payable to
  successor plans                        612            233             1,248            141               884
Payable for securities purchased
Accrued expenses                           1                                2                                2
Transfers among funds                   (240)           (83)              (87)             9                17
                                     -------         ------           -------         ------           -------
  Total liabilities/transfers            374            150             1,163            154               905
                                     -------         ------           -------         ------           -------
  Net assets                         $16,399         $5,752           $26,327         $2,424           $22,641
                                     =======         ======           =======         ======           =======

                                                                                                    Schedule II (Cont'd)
                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                    ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                  December 30, 1997
                                   (in thousands)
                                     Morgan Stanley        Russell          Acorn        State Street     Templeton
                                     Institutional      International   International   Emerging Mkts.    Developing
                                   Int'l. Equity Fund    Stock Fund         Fund          Index Fund     Markets Fund
                                   ------------------   -------------   -------------   --------------   ------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                          $33,948                            $5,364                           $6,632
  Interest in common/collective
    trusts (pooled) funds                                  $41,707                          $1,205
  Short-term interest funds
  U.S. government securities
Investments at Contract Value:
  Group annuity contracts
Loans to participants                                            4
Employee contributions
  receivable
Dividends/Interest receivable
Receivables for securities sold
Miscellaneous receivable
                                        -------            -------         ------           ------          ------
  Total assets                           33,948             41,711          5,364            1,205           6,632
                                        -------            -------         ------           ------          ------
LIABILITIES
Pending loans to participants
Distributions payable to
  participants                                                   1
Distributions payable to
  successor plans                         1,067              2,570            164               14             337
Payable for securities purchased
Accrued expenses                              3                  3                               1               1
Transfers among funds                       (87)                95             54               (9)            (89)
                                        -------            -------         ------           ------          ------
  Total liabilities/transfers               983              2,669            218                6             249
                                        -------            -------         ------           ------          ------
  Net assets                            $32,965            $39,042         $5,146           $1,199          $6,383
                                        =======            =======         ======           ======          ======

                                                                                                    Schedule II (Cont'd)
                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                       ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                  December 30, 1997
                                    (in thousands)
                                    Colonial                               Sub-total
                                    Newport     Scudder Latin     Loan       Boston       Kodak       Eastman
                                   Tiger Fund   America Fund      Fund     Safe Funds   Stock Fund   Stock Fund
                                   ----------   -------------   --------   ----------   ----------   ----------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                           $  413,064    $17,857
  Eastman Chemical Company
    common stock                                                                                      $30,910
  Other common stocks                                                         503,430
  Mutual funds                       $5,214        $14,223                    523,669
  Interest in common/collective
    trusts (pooled) funds                                                     458,389
  Short-term interest funds                                                    86,454                     784
  U.S. government securities                                                      496
Investments at Contract Value:
  Group annuity contracts                                                   2,984,079
Loans to participants                                            80,173        81,756
Employee contributions
  receivable
Dividends/Interest receivable                                                   3,779        132          226
Receivables for securities sold                                                              534
Miscellaneous receivable                                                          183        344           85
                                     ------        -------      -------    ----------    -------      -------
  Total assets                        5,214         14,223       80,173     5,055,299     18,867       32,005
                                     ------        -------      -------    ----------    -------      -------
LIABILITIES
Pending loans to participants                                         1           142
Distributions payable to
  participants                                                    5,298         6,425
Distributions payable to
  successor plans                        72            707        6,234       191,255     17,946       31,409
Payable for securities purchased                                                2,910        110          380
Accrued expenses                          1              1                        796        619          216
Transfers among funds                   (45)           (34)                         0
Reverse repurchase agreements                                                       0        192
                                     ------        -------      -------    ----------    -------      -------
  Total liabilities/transfers            28            674       11,533       201,528     18,867       32,005
                                     ------        -------      -------    ----------    -------      -------
  Net assets                         $5,186        $13,549      $68,640    $4,853,771    $     0      $     0
                                     ======        =======      =======    ==========    =======      =======

                                                                                                    Schedule II (Cont'd)
                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                         December 30, 1997
                                           (in thousands)
                                                                   Fidelity    Fidelity                  International
                                   Fidelity Managed    Fidelity    Puritan     Magellan     Fidelity       Growth &
                                   Income Portfolio      Fund        Fund        Fund      Contrafund     Income Fund
                                   ----------------    --------    --------    --------    ----------    -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                                         $21,588     $21,914     $43,974      $29,768         $3,632
  Interest in common/collective
    trusts (pooled) funds
  Short-term interest funds            $ 15,126
  U.S. government securities
Investments at Contract Value:
  Group annuity contracts               303,092
Loans to participants
Employee contributions
  receivable
Dividends/Interest receivable
Receivables for securities sold
Miscellaneous receivable
                                       --------        -------     -------     -------      -------         ------
  Total assets                          318,218         21,588      21,914      43,974       29,768          3,632
                                       --------        -------     -------     -------      -------         ------
LIABILITIES
Pending loans to participants
Distributions payable to
  participants
Distributions payable to
  successor plans                       318,194         21,588      21,914      43,974       29,768          3,632
Payable for securities purchased
Accrued expenses                             24
Transfers among funds
                                       --------        -------     -------     -------      -------         ------
  Total liabilities/transfers           318,218         21,588      21,914      43,974       29,768          3,632
                                       --------        -------     -------     -------      -------         ------
  Net assets                           $      0        $     0     $     0     $     0      $     0         $    0
                                       ========        =======     =======     =======      =======         ======

                                                                                                    Schedule II (Cont'd)
                    EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                       ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                    December 30, 1997
                                       (in thousands)
                                                                 Sub-total
                                     U.S. Equity       Loan      Fidelity        TOTAL
                                   Index Portfolio     Fund     Investments    ALL FUNDS
                                   ---------------    ------    -----------    ----------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                 $ 17,857      $  430,921
  Eastman Chemical Company
    common stock                                                   30,910          30,910
  Other common stocks                                                             503,430
  Mutual funds                         $9,306                     130,182         653,851
  Interest in common/collective
    trusts (pooled) funds                                                         458,389
  Short-term interest funds                                        15,910         102,364
  U.S. government securities                                                          496
Investments at Contract Value:
  Group annuity contracts                                         303,092       3,287,171
Loans to participants                                 $7,342        7,342          89,098
Employee contributions
  receivable
Dividends/Interest receivable                                         358           4,137
Receivables for securities sold                                       534             534
Miscellaneous receivable                                              429             612
                                       ------         ------     --------      ----------
  Total assets                          9,306          7,342      506,614       5,561,913
                                       ------         ------     --------      ----------
LIABILITIES
Pending loans to participants                                                         142
Distributions payable to
  participants                                                                      6,425
Distributions payable to
  successor plans                       9,306          7,342      505,073         696,328
Payable for securities purchased                                      490           3,400
Accrued expenses                                                      859           1,655
Transfers among funds                                                                   0
Reverse repurchase agreements                                         192             192
                                       ------         ------     --------      ----------
  Total liabilities/transfers           9,306          7,342      506,614         708,142
                                       ------         ------     --------      ----------
  Net assets                           $    0         $    0     $      0      $4,853,771
                                       ======         ======     ========      ==========

                                                                                                    Schedule II (Cont'd)
                        EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                         December 30, 1996
                                          (in thousands)
                                     Kodak       Smaller        Fixed       Balanced     Large Stock   International
                                   Stock Fund   Stock Fund   Income Fund   Mutual Fund   Index Fund     Stock Fund
                                   ----------   ----------   -----------   -----------   -----------   -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                    $574,683
  Other common stocks                            $483,481
  Mutual funds                                     46,054                   $115,749
  Interest in common/collective
    trusts (pooled) funds              1,584       54,866     $   22,847         264      $160,741        $85,511
  Short-term interest funds
  U.S. government securities                        1,480
Investments at Contract Value:
  Group annuity contracts                                      3,109,962
Loans to participants                    109          272             80           4             5              2
Employee contributions
  receivable                              59           34             21          36            71             14
Dividends/Interest receivable          2,832          613            142           1             1              1
Receivables for securities sold                     3,688
Miscellaneous receivable                               52
                                    --------     --------     ----------    --------      --------        -------
  Total assets                       579,267      590,540      3,133,052     116,054       160,818         85,528
                                    --------     --------     ----------    --------      --------        -------
LIABILITIES
Pending loans to participants            336          320            782          23            97             43
Distributions payable to
  participants                         1,880        1,416         10,382         257           297            148
Distributions payable to
  successor plans                      7,001       15,036         38,065       3,455         3,732          1,104
Payable for securities purchased                    2,906
Accrued expenses                          57          675          1,454         279            36            217
Transfers among funds                  3,936       (1,569)         6,602      (1,970)       (7,377)           378
                                    --------     --------     ----------    --------      --------        -------
  Total liabilities/transfers         13,210       18,784         57,285       2,044        (3,215)         1,890
                                    --------     --------     ----------    --------      --------        -------
  Net assets                        $566,057     $571,756     $3,075,767    $114,010      $164,033        $83,638
                                    ========     ========     ==========    ========      ========        =======

                                                                                                    Schedule II (Cont'd)
                         EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                              ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                             December 30, 1996
                                              (in thousands)
                                               Sub-total
                                     Loan        Boston        Kodak        Eastman      Fidelity Managed    Fidelity
                                     Fund      Safe Funds    Stock Fund    Stock Fund    Income Portfolio      Fund
                                   --------    ----------    ----------    ----------    ----------------    --------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                               $  574,683     $22,224
  Eastman Chemical Company
    common stock                                                            $46,277
  Other common stocks                             483,481
  Mutual funds                                    161,803                                                    $15,318
  Interest in common/collective
    trusts (pooled) funds                         325,813
  Short-term interest funds                                                     938          $ 13,749
  U.S. government securities                        1,480
Investments at Contract Value:
  Group annuity contracts                       3,109,962                                     298,035
Loans to participants              $65,620         66,092
Employee contributions
  receivable                                          235
Dividends/Interest receivable                       3,590         106           357
Receivables for securities sold                     3,688          49
Miscellaneous receivable                               52                       181
                                   -------     ----------     -------       -------          --------        -------
  Total assets                      65,620      4,730,879      22,379        47,753           311,784         15,318
                                   -------     ----------     -------       -------          --------        -------
LIABILITIES
Pending loans to participants       (1,601)             0
Distributions payable to
  participants                         172         14,552
Distributions payable to
  successor plans                    1,367         69,760      22,297        47,287           311,767         15,318
Payable for securities purchased                    2,906                       432
Accrued expenses                         3          2,721          82            34                17
Transfers among funds                                   0
                                   -------     ----------     -------       -------          --------        -------
  Total liabilities/transfers          (59)        89,939      22,379        47,753           311,784         15,318
                                   -------     ----------     -------       -------          --------        -------
  Net assets                       $65,679     $4,640,940     $     0       $     0          $      0        $     0
                                   =======     ==========     =======       =======          ========        =======

                                                                                                    Schedule II (Cont'd)
                       EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                        December 30, 1996
                                         (in thousands)
                                   Fidelity    Fidelity                  International
                                   Puritan     Magellan     Fidelity       Growth &         U.S. Equity        Loan
                                     Fund        Fund      Contrafund     Income Fund     Index Portfolio      Fund
                                   --------    --------    ----------    -------------    ---------------    --------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Eastman Chemical Company
    common stock
  Other common stocks
  Mutual funds                     $19,228     $37,801      $25,479         $1,677            $3,470
  Interest in common/collective
    trusts (pooled) funds
  Short-term interest funds
  U.S. government securities
Investments at Contract Value:
  Group annuity contracts
Loans to participants                                                                                         $8,010
Employee contributions
  receivable
Dividends/Interest receivable
Receivables for securities sold
Miscellaneous receivable
                                   -------     -------      -------         ------            ------          ------
  Total assets                      19,228      37,801       25,479          1,677             3,470           8,010
                                   -------     -------      -------         ------            ------          ------
LIABILITIES
Pending loans to participants
Distributions payable to
  participants
Distributions payable to
  successor plans                   19,228      37,801       25,479          1,677             3,470           8,010
Payable for securities purchased
Accrued expenses
Transfers among funds
                                   -------     -------      -------         ------            ------          ------
  Total liabilities/transfers       19,228      37,801       25,479          1,677             3,470           8,010
                                   -------     -------      -------         ------            ------          ------
  Net assets                       $     0     $     0      $     0         $    0            $    0          $    0
                                   =======     =======      =======         ======            ======          ======

                                                                                                    Schedule II (Cont'd)
                         EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                              ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                            December 30, 1996
                                             (in thousands)
                                    Sub-total
                                    Fidelity         TOTAL
                                   Investments     ALL FUNDS
                                   -----------    -----------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                    $ 22,224      $  596,907
  Eastman Chemical Company
    common stock                      46,277          46,277
  Other common stocks                                483,481
  Mutual funds                       102,973         264,776
  Interest in common/collective
    trusts (pooled) funds                            325,813
  Short-term interest funds           14,687          14,687
  U.S. government securities                           1,480
Investments at Contract Value:
  Group annuity contracts            298,035       3,407,997
Loans to participants                  8,010          74,102
Employee contributions
  receivable                                             235
Dividends/Interest receivable            463           4,053
Receivables for securities sold           49           3,737
Miscellaneous receivable                 181             233
                                    --------      ----------
  Total assets                       492,899       5,223,778
                                    --------      ----------
LIABILITIES
Pending loans to participants                              0
Distributions payable to
  participants                                        14,552
Distributions payable to
  successor plans                    492,334         562,094
Payable for securities purchased         432           3,338
Accrued expenses                         133           2,854
Transfers among funds                                      0
                                    --------      ----------
  Total liabilities/transfers        492,899         582,838
                                    --------      ----------
  Net assets                        $      0      $4,640,940
                                    ========      ==========

                                                                                                        Schedule III
                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                      For the fiscal year ended December 30, 1997
                                  (in thousands)
                                   5 to 8 Year   8 to 20 Year   20 or More                Lehman Brothers  S&P 500 Large
                                       Time          Time       Year Time       Fixed        Aggregate        Stock
                                   Horizon Fund  Horizon Fund  Horizon Fund  Income Fund  Bond Index Fund   Index Fund
                                   ------------  ------------  ------------  -----------  ---------------  -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock               $     4       $    12       $    11
Other dividends
Interest                                 397           321            38     $  248,587       $    2         $    249
Miscellaneous income

Net realized and unrealized
  gains (losses) from
  investments                          1,463         2,779         1,491                         198           54,311

Employee contributions                   896         2,362         2,460        113,749          302           14,273
Transfers among funds                 20,554        31,555        17,332       (245,897)       3,037           19,034
                                     -------       -------       -------     ----------       ------         --------
     Total Additions                  23,314        37,029        21,332        116,439        3,539           87,867
                                     -------       -------       -------     ----------       ------         --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (418)         (381)         (128)      (159,446)         (17)          (6,060)
Distributions to successor plans        (278)         (988)         (321)       (38,776)         (74)         (12,308)
Loans transfers, net                      39          (116)          (25)           (43)         (10)            (751)
Administrative expenses                  (27)          (48)          (31)        (4,068)          (4)            (277)
                                     -------       -------       -------     ----------       ------         --------
     Total Deductions                    684         1,533           505        202,333          105           19,396
                                     -------       -------       -------     ----------       ------         --------
Increase in net assets                22,630        35,496        20,827        (85,894)       3,434           68,471
Net assets at beginning
  of year                                  0             0             0      3,075,767            0          164,033
                                     -------       -------       -------     ----------       ------         --------
Net assets at end of year            $22,630       $35,496       $20,827     $2,989,873       $3,434         $232,504
                                     =======       =======       =======     ==========       ======         ========

                                                                                                   Schedule III (Cont'd)
               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
             ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                 For the fiscal year ended December 30, 1997
                              (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total    MAS High      Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                          $ 12,209
Other dividends                                                               $  113       $   740       $  3,924
Interest                             $    5       $    22          1,791           1             8            157
Miscellaneous income

Net realized and unrealized
  gains (losses) from
  investments                            42         2,440       (149,620)         74           298         16,652

Employee contributions                  308         1,154         15,574         107           795          8,351
Transfers among funds                 3,930        24,196          3,151       3,561        10,467        (27,888)
                                     ------       -------       --------      ------       -------       --------
     Total Additions                  4,285        27,812       (116,895)      3,856        12,308          1,196
                                     ------       -------       --------      ------       -------       --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (34)         (374)       (23,872)         (6)         (143)        (4,409)
Distributions to successor plans       (137)         (998)       (10,198)       (176)         (322)        (4,708)
Loans transfers, net                    (12)          (55)        (4,392)         (7)           (8)          (260)
Administrative expenses                  (9)          (22)          (693)         (2)           (8)          (132)
                                     ------       -------       --------      ------       -------       --------
     Total Deductions                   192         1,449         39,155         191           481          9,509
                                     ------       -------       --------      ------       -------       --------
Increase in net assets                4,093        26,363       (156,050)      3,665        11,827         (8,313)
Net assets at beginning
  of year                                 0             0        566,057           0             0        114,010
                                     ------       -------       --------      ------       -------       --------
Net assets at end of year            $4,093       $26,363       $410,007      $3,665       $11,827       $105,697
                                     ======       =======       ========      ======       =======       ========

                                                                                                   Schedule III (Cont'd)
               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
              ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                   For the fiscal year ended December 30, 1997
                                (in thousands)
                                   T. Rowe Price   Fidelity Growth    Putnam      Putnam                  T. Rowe Price
                                      Equity             and         Investors    Vista         PBHG        Small-Cap
                                    Income Fund      Income Fund       Fund        Fund     Growth Fund     Value Fund
                                   -------------   ---------------   ---------   --------   -----------   -------------
ADDITIONS OF NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                       $   723          $   258        $   32                                 $   324
Interest                                   19               18             6     $     8      $    21             19
Miscellaneous income

Net realized and unrealized
  gains (losses) from
  investments                           5,262            3,984           858       1,371         (155)         5,515

Employee contributions                  1,727            1,288           325         588        1,528          1,243
Transfers among funds                  28,367           26,810         8,649       9,153       17,869         34,217
                                      -------          -------        ------     -------      -------        -------
     Total Additions                   36,098           32,358         9,870      11,120       19,263         41,318
                                      -------          -------        ------     -------      -------        -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants            (453)            (436)         (172)       (170)        (174)          (459)
Distributions to successor plans       (1,692)          (1,954)         (529)       (741)        (800)        (1,534)
Loans transfers, net                      (68)             (56)          (26)        (20)         (69)           (29)
Administrative expenses                   (26)             (20)           (5)         (9)         (18)           (26)
                                      -------          -------        ------     -------      -------        -------
     Total Deductions                   2,239            2,466           732         940        1,061          2,048
                                      -------          -------        ------     -------      -------        -------
Increase in net assets                 33,859           29,892         9,138      10,180       18,202         39,270
Net assets at beginning
  of year                                   0                0             0           0            0              0
                                      -------          -------        ------     -------      -------        -------
Net assets at end of year             $33,859          $29,892        $9,138     $10,180      $18,202        $39,270
                                      =======          =======        ======     =======      =======        =======

                                                                                                   Schedule III (Cont'd)
                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
               ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                      For the fiscal year ended December 30, 1997
                                (in thousands)
                                                     Putnam OTC      MAS     RogersCasey        MFS        Putnam
                                   Skyline Special    Emerging      Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                                                    $   424    $  3,886        $   26
Interest                               $    21         $    12          15       4,235             6       $    10
Miscellaneous income

Net realized and unrealized
  gains (losses) from
  investments                            3,043           1,095       2,489     121,025           739         1,702

Employee contributions                     789             869         976      23,946           423           751
Transfers among funds                   38,983          11,620      28,130    (165,465)        5,274         9,485
                                       -------         -------     -------    --------        ------       -------
     Total Additions                    42,836          13,596      32,034     (12,373)        6,468        11,948
                                       -------         -------     -------    --------        ------       -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants             (246)           (257)       (296)    (22,794)          (72)         (178)
Distributions to successor plans        (1,557)           (817)       (914)    (29,229)         (168)         (462)
Loans transfers, net                      (116)            (35)        (38)     (3,910)            3           (11)
Administrative expenses                    (19)            (11)        (20)     (3,943)           (5)           (9)
                                       -------         -------     -------    --------        ------       -------
     Total Deductions                    1,938           1,120       1,268      59,876           242           660
                                       -------         -------     -------    --------        ------       -------
Increase in net assets                  40,898          12,476      30,766     (72,249)        6,226        11,288
Net assets at beginning
  of year                                    0               0           0     571,756             0             0
                                       -------         -------     -------    --------        ------       -------
Net assets at end of year              $40,898         $12,476     $30,766    $499,507        $6,226       $11,288
                                       =======         =======     =======    ========        ======       =======

                                                                                                   Schedule III (Cont'd)
              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
            ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                  For the fiscal year ended December 30, 1997
                             (in thousands)
                                      Cohen                        T. Rowe Price                    T. Rowe Price
                                    & Steers       First Eagle       Blue Chip     T. Rowe Price      Science &
                                   Realty Fund   Fund of America    Growth Fund    New Era Fund    Technology Fund
                                   -----------   ---------------   -------------   -------------   ---------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                      $   536                          $   136         $   33
Interest                                  11         $    3                17              3           $    28
Miscellaneous income

Net realized and unrealized
  gains (losses) from
  investments                          1,951            886             4,276            121              (257)

Employee contributions                   602            234             1,823            155             1,694
Transfers among funds                 14,143          4,939            21,746          2,339            22,478
                                     -------         ------           -------         ------           -------
     Total Additions                  17,243          6,062            27,998          2,651            23,943
                                     -------         ------           -------         ------           -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (197)           (69)             (335)           (72)             (292)
Distributions to successor plans        (612)          (233)           (1,248)          (141)             (884)
Loans transfers, net                     (22)            (4)              (66)           (12)             (105)
Administrative expenses                  (13)            (4)              (22)            (2)              (21)
                                     -------         ------           -------         ------           -------
     Total Deductions                    844            310             1,671            227             1,302
                                     -------         ------           -------         ------           -------
Increase in net assets                16,399          5,752            26,327          2,424            22,641
Net assets at beginning
  of year                                  0              0                 0              0                 0
                                     -------         ------           -------         ------           -------
Net assets at end of year            $16,399         $5,752           $26,327         $2,424           $22,641
                                     =======         ======           =======         ======           =======

                                                                                                   Schedule III (Cont'd)
                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
               ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                      For the fiscal year ended December 30, 1997
                                 (in thousands)
                                     Morgan Stanley        Russell          Acorn       State Street      Templeton
                                     Institutional      International   International   Emerging Mkts.    Developing
                                   Int'l. Equity Fund    Stock Fund         Fund         Index Fund      Markets Fund
                                   ------------------   -------------   -------------   --------------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                         $   838                            $  107                           $   73
Interest                                     19            $    71              4           $    2               7
Miscellaneous income

Net realized and unrealized
  gains (losses) from
  investments                             1,927              2,366           (222)            (229)         (1,733)

Employee contributions                    1,323              4,131            349              102             349
Transfers among funds                    30,443            (47,385)         5,156            1,389           8,124
                                        -------            -------         ------           ------          ------
     Total Additions                     34,550            (40,817)         5,394            1,264           6,820
                                        -------            -------         ------           ------          ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants              (441)            (2,142)           (77)             (31)            (81)
Distributions to successor plans         (1,067)            (1,466)          (164)             (14)           (337)
Loans transfers, net                        (50)              (103)            (1)             (12)            (12)
Administrative expenses                     (27)               (68)            (6)              (8)             (7)
                                        -------            -------         ------           ------          ------
     Total Deductions                     1,585              3,779            248               65             437
                                        -------            -------         ------           ------          ------
Increase in net assets                   32,965            (44,596)         5,146            1,199           6,383
Net assets at beginning
  of year                                     0             83,638              0                0               0
                                        -------            -------         ------           ------          ------
Net assets at end of year               $32,965            $39,042         $5,146           $1,199          $6,383
                                        =======            =======         ======           ======          ======

                                                                                                   Schedule III (Cont'd)
                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                 ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                       For the fiscal year ended December 30, 1997
                                 (in thousands)
                                    Colonial                                Sub-total
                                    Newport     Scudder Latin     Loan        Boston        Kodak       Eastman
                                   Tiger Fund   America Fund      Fund      Safe Funds    Stock Fund   Stock Fund
                                   ----------   -------------   --------   ------------   ----------   ----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                                      $   12,236      $  505
Dividends on Eastman Chemical                                                                           $ 1,094
  Company common stock
Other dividends                      $   38        $   127                      12,338
Interest                                  9             18                     256,160          12           35
Miscellaneous income (loss)                                                                    (61)

Net realized and unrealized
  gains (losses) from
  investments                        (1,811)           122                      84,453      (6,225)       2,938

Employee contributions                  393            483                     206,422                        3
Transfers among funds                 6,686         13,818                           0       2,970      (18,410)
                                     ------        -------      --------    ----------      ------      -------
     Total Additions                  5,315         14,568                     571,609      (2,799)     (14,340)
                                     ------        -------      --------    ----------      ------      -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (47)          (167)       (2,712)     (227,658)     (1,326)      (1,203)
Distributions to successor plans        (72)          (707)       (4,867)     (121,493)      4,351       15,877
Loans transfers, net                     (5)          (133)       10,540             0        (213)        (324)
Administrative expenses                  (5)           (12)                     (9,627)        (13)         (10)
                                     ------        -------      --------    ----------      ------      -------
     Total Deductions                   129          1,019        (2,961)      358,778      (2,799)     (14,340)
                                     ------        -------      --------    ----------      ------      -------
Increase in net assets                5,186         13,549         2,961       212,831           0            0
Net assets at beginning
  of year                                 0              0        65,679     4,640,940           0            0
                                     ------        -------      --------    ----------      ------      -------
Net assets at end of year            $5,186        $13,549      $ 68,640    $4,853,771      $    0      $     0
                                     ======        =======      ========    ==========      ======      =======

                                                                                                   Schedule III (Cont'd)
               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
              ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                   For the fiscal year ended December 30, 1997
                                  (in thousands)
                                                                   Fidelity    Fidelity                  International
                                   Fidelity Managed    Fidelity    Puritan     Magellan     Fidelity       Growth &
                                   Income Portfolio      Fund        Fund        Fund      Contrafund     Income Fund
                                   ----------------    --------    --------    --------    ----------    -------------
                                                                                                           >C>
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                                         $1,793      $1,759      $2,850       $2,879         $  199
Interest                               $24,548              23          33          80           30              1
Miscellaneous income (loss)                                             (7)

Net realized and unrealized
  gains (losses) from
  investments                                            2,920       2,008       5,962        2,191             70

Employee contributions
Transfers among funds                    7,358           2,422        (367)       (952)         433          1,848
                                       -------          ------      ------      ------       ------         ------
     Total Additions                    31,906           7,158       3,426       7,940        5,533          2,118
                                       -------          ------      ------      ------       ------         ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (26,100)           (910)       (768)     (1,734)      (1,273)          (168)
Distributions to successor plans        (6,427)         (6,271)     (2,686)     (6,173)      (4,289)        (1,955)
Loans transfers, net                       636              24          29         (23)          35              5
Administrative expenses                    (15)             (1)         (1)        (10)          (6)
                                       -------          ------      ------      ------       ------         ------
     Total Deductions                   31,906           7,158       3,426       7,940        5,533          2,118
                                       -------          ------      ------      ------       ------         ------
Increase in net assets                       0               0           0           0            0              0
Net assets at beginning
  of year                                    0               0           0           0            0              0
                                       -------          ------      ------      ------       ------         ------
Net assets at end of year              $     0          $    0      $    0      $    0       $    0         $    0
                                       =======          ======      ======      ======       ======         ======

                                                                                                   Schedule III (Cont'd)
                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                     For the fiscal year ended December 30, 1997
                                 (in thousands)
                                                                 Sub-total
                                     U.S. Equity       Loan      Fidelity        TOTAL
                                   Index Portfolio     Fund     Investments    ALL FUNDS
                                   ---------------    ------    -----------    ----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                           $   505       $   12,741
Dividends on Eastman Chemical
  Company common stock                                             1,094            1,094
Other dividends                        $  169                      9,649           21,987
Interest                                    6                     24,768          280,928
Miscellaneous income (loss)                                          (68)             (68)

Net realized and unrealized
  gains (losses) from
  investments                           1,416                     11,280           95,733

Employee contributions                      1                          4          206,426
Transfers among funds                   4,698                          0                0
                                       ------         -----      -------       ----------
     Total Additions                    6,290             0       47,232          618,841
                                       ------         -----      -------       ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants            (442)         (511)     (34,435)        (262,093)
Distributions to successor plans       (5,836)          668      (12,741)        (134,234)
Loans transfers, net                      (12)         (157)           0                0
Administrative expenses                                              (56)          (9,683)
                                       ------         -----      -------       ----------
     Total Deductions                   6,290             0       47,232          406,010
                                       ------         -----      -------       ----------
Increase in net assets                      0             0            0          212,831
Net assets at beginning
  of year                                   0             0            0        4,640,940
                                       ------         -----      -------       ----------
Net assets at end of year              $    0         $   0      $     0       $4,853,771
                                       ======         =====      =======       ==========

                                                                                                   Schedule III (Cont'd)
                    EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                       For the fiscal year ended December 30, 1996
                                 (in thousands)
                                     Kodak       Smaller        Fixed       Balanced     Large Stock   International
                                   Stock Fund   Stock Fund   Income Fund   Mutual Fund   Index Fund     Stock Fund
                                   ----------   ----------   -----------   -----------   -----------   -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock              $ 12,087
Other dividends                                  $  4,611                   $  3,717
Interest                                 699        2,163     $  249,457         138      $    153        $    91
Miscellaneous income

Net realized and unrealized
  gains (losses) from
  investments                        114,077       98,941                     12,082        26,864          7,293

Employee contributions                17,335       30,241         95,594       9,396        10,391          6,278
Transfers among funds                (40,791)      10,002        (57,146)     12,567        59,508         15,860
                                    --------     --------     ----------    --------      --------        -------
     Total Additions                 103,407      145,958        287,905      37,900        96,916         29,522
                                    --------     --------     ----------    --------      --------        -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants        (22,935)     (17,371)      (140,911)     (3,213)       (2,693)        (2,318)
Distributions to successor plans        (426)      (2,747)        (1,404)       (700)       (1,852)           (77)
Loans transfers, net                  (8,098)      (6,607)        (2,983)       (303)         (546)          (270)
Administrative expenses                 (434)      (2,458)        (3,026)        (82)         (145)          (865)
                                    --------     --------     ----------    --------      --------        -------
     Total Deductions                 31,893       29,183        148,324       4,298         5,236          3,530
                                    --------     --------     ----------    --------      --------        -------
Increase in net assets                71,514      116,775        139,581      33,602        91,680         25,992
Net assets at beginning
  of year                            494,543      454,981      2,936,186      80,408        72,353         57,646
                                    --------     --------     ----------    --------      --------        -------
Net assets at end of year           $566,057     $571,756     $3,075,767    $114,010      $164,033        $83,638
                                    ========     ========     ==========    ========      ========        =======


                                                                                                   Schedule III (Cont'd)
                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                 ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                      For the fiscal year ended December 30, 1996
                                    (in thousands)
                                               Sub-total
                                     Loan        Boston        Kodak        Eastman      Fidelity Managed    Fidelity
                                     Fund      Safe Funds    Stock Fund    Stock Fund    Income Portfolio      Fund
                                   --------    ----------    ----------    ----------    ----------------    --------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                         $   12,087     $   584
Dividends on Eastman Chemical
  Company common stock                                                      $ 1,201
Other dividends                                     8,328                                                     $1,199
Interest                                          252,701          13            41          $24,583              20
Miscellaneous income                                               34             2

Net realized and unrealized
  gains (losses) from
  investments                                     259,257       4,767        (3,978)                           1,419

Employee contributions                            169,235
Transfers among funds                                   0      (3,033)       10,088           (7,162)          1,938
                                   -------     ----------     -------       -------          -------          ------
     Total Additions               $     0        701,608       2,365         7,354           17,421           4,576
                                   -------     ----------     -------       -------          -------          ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants       (1,942)      (191,383)       (786)         (280)          (7,856)           (100)
Distributions to successor plans      (372)        (7,578)     (1,319)       (6,625)          (9,737)         (4,490)
Loans transfers, net                18,807              0        (248)         (439)             195              15
Administrative expenses                            (7,010)        (12)          (10)             (23)             (1)
                                   -------     ----------     -------       -------          -------          ------
     Total Deductions              (16,493)       205,971       2,365         7,354           17,421           4,576
                                   -------     ----------     -------       -------          -------          ------
Increase in net assets              16,493        495,637           0             0                0               0
Net assets at beginning
  of year                           49,186      4,145,303           0             0                0               0
                                   -------     ----------     -------       -------          -------          ------
Net assets at end of year          $65,679     $4,640,940     $     0       $     0          $     0          $    0
                                   =======     ==========     =======       =======          =======          ======

                                                                                                   Schedule III (Cont'd)
                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                      For the fiscal year ended December 30, 1996
                                   (in thousands)
                                   Fidelity    Fidelity                  International
                                   Puritan     Magellan     Fidelity       Growth &       U.S. Equity      Loan
                                     Fund        Fund      Contrafund     Income Fund     Index Fund       Fund
                                   --------    --------    ----------    -------------    -----------    --------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Dividends on Eastman Chemical
  Company common stock
Other dividends                     $2,210      $6,466       $2,019         $   55          $   45
Interest                                34          76           28              1               2
Miscellaneous income

Net realized and unrealized
  gains (losses) from
  investments                          640      (1,860)       2,413             67             292

Employee contributions
Transfers among funds               (1,289)     (8,032)       2,808          1,558           3,124
                                    ------      ------       ------         ------          ------        ------
     Total Additions                 1,595      (3,350)       7,268          1,681           3,463
                                    ------      ------       ------         ------          ------        ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants         (326)       (589)        (249)                                        (233)
Distributions to successor plans    (1,328)      4,157       (6,998)        (1,677)         (3,470)         (404)
Loans transfers, net                    60        (208)         (15)            (4)              7           637
Administrative expenses                 (1)        (10)          (6)
                                    ------      ------       ------         ------          ------        ------
     Total Deductions                1,595      (3,350)       7,268          1,681           3,463             0
                                    ------      ------       ------         ------          ------        ------
Increase in net assets                   0           0            0              0               0             0
Net assets at beginning
  of year                                0           0            0              0               0             0
                                    ------      ------       ------         ------          ------        ------
Net assets at end of year           $    0      $    0       $    0         $    0          $    0        $    0
                                    ======      ======       ======         ======          ======        ======

                                                                                                   Schedule III (Cont'd)
                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                      For the fiscal year ended December 30, 1996
                                   (in thousands)
                                    Sub-total
                                    Fidelity         TOTAL
                                   Investments     ALL FUNDS
                                   -----------    -----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock               $   584      $   12,671
Dividends on Eastman Chemical
  Company common stock                 1,201           1,201
Other dividends                       11,994          20,322
Interest                              24,798         277,499
Miscellaneous income                      36              36

Net realized and unrealized
  gains (losses) from
  investments                          3,760         263,017

Employee contributions                               169,235
Transfers among funds                      0               0
                                     -------      ----------
     Total Additions                  42,373         743,981
                                     -------      ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants        (10,419)       (201,802)
Distributions to successor plans     (31,891)        (39,469)
Loans transfers, net                       0               0
Administrative expenses                  (63)         (7,073)
                                     -------      ----------
     Total Deductions                 42,373         248,344
                                     -------      ----------
Increase in net assets                     0         495,637
Net assets at beginning
  of year                                  0       4,145,303
                                     -------      ----------
Net assets at end of year            $     0      $4,640,940
                                     =======      ==========

                                                                                                   Schedule III (Cont'd)
                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                 ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                      For the fiscal year ended December 30, 1995
                                   (in thousands)
                                     Kodak       Smaller        Fixed       Balanced     Large Stock   International
                                   Stock Fund   Stock Fund   Income Fund   Mutual Fund   Index Fund     Stock Fund
                                   ----------   ----------   -----------   -----------   -----------   -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock              $ 12,127
Other dividends                                  $  5,908                    $ 2,168
Interest                                 617        1,442     $  246,209          73       $    57        $    46
Miscellaneous income                                    4

Net realized and unrealized
  gains from investments             144,690       87,661              4      11,474        13,288          4,423

Employee contributions                11,255       26,697         96,413       6,769         4,704          4,695
Transfers among funds                (31,011)     (17,688)         7,316       5,556        30,815          5,012
                                    --------     --------     ----------     -------       -------        -------
     Total Additions                 137,678      104,024        349,942      26,040        48,864         14,176
                                    --------     --------     ----------     -------       -------        -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants        (16,636)     (13,377)      (114,932)     (1,744)         (703)        (1,089)
Distributions to successor plans      (1,655)      (1,878)        (1,785)       (845)         (947)           (80)
Loans transfers, net                  (7,488)      (7,001)        (7,540)       (210)         (170)           (98)
Administrative expenses                 (362)      (2,059)        (3,396)        (60)          (71)          (503)
                                    --------     --------     ----------     -------       -------        -------
     Total Deductions                 26,141       24,315        127,653       2,859         1,891          1,770
                                    --------     --------     ----------     -------       -------        -------
Increase in net assets               111,537       79,709        222,289      23,181        46,973         12,406
Net assets at beginning
  of year                            383,006      375,272      2,713,897      57,227        25,380         45,240
                                    --------     --------     ----------     -------       -------        -------
Net assets at end of year           $494,543     $454,981     $2,936,186     $80,408       $72,353        $57,646
                                    ========     ========     ==========     =======       =======        =======

                                                                                                   Schedule III (Cont'd)
                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                 ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                      For the fiscal year ended December 30, 1995
                                  (in thousands)
                                               Sub-total
                                     Loan        Boston        Kodak        Eastman      Fidelity Managed    Fidelity
                                     Fund      Safe Funds    Stock Fund    Stock Fund    Income Portfolio      Fund
                                   --------    ----------    ----------    ----------    ----------------    --------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                         $   12,127     $   286
Dividends on Eastman Chemical
  Company common stock                                                      $   499
Other dividends                                     8,076                                                     $  810
Interest                                          248,444           9            27          $24,697              14
Miscellaneous income                                    4

Net realized and unrealized
  gains from investments                          261,540       7,232         6,655                            1,797

Employee contributions                            150,533
Transfers among funds                                   0      (5,541)        8,962            2,371            (285)
                                   -------     ----------     -------       -------          -------          ------
     Total Additions               $     0        680,724       1,986        16,143           27,068           2,336
                                   -------     ----------     -------       -------          -------          ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants       (1,148)      (149,629)       (388)         (168)          (4,420)           (190)
Distributions to successor plans      (273)        (7,463)     (1,349)      (15,719)         (21,827)         (2,150)
Loans transfers, net                22,507              0        (238)         (251)            (807)              4
Administrative expenses                            (6,451)        (11)           (5)             (14)              0
                                   -------     ----------     -------       -------          -------          ------
     Total Deductions              (21,086)       163,543       1,986        16,143           27,068           2,336
                                   -------     ----------     -------       -------          -------          ------
Increase in net assets              21,086        517,181           0             0                0               0
Net assets at beginning
  of year                           28,100      3,628,122           0             0                0               0
                                   -------     ----------     -------       -------          -------          ------
Net assets at end of year          $49,186     $4,145,303     $     0       $     0          $     0          $    0
                                   =======     ==========     =======       =======          =======          ======

                                                                                                   Schedule III (Cont'd)
                            EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                For the fiscal year ended December 30, 1995
                                                (in thousands)
                                   Fidelity    Fidelity                               Sub-total
                                   Puritan     Magellan     Fidelity       Loan       Fidelity         TOTAL
                                     Fund        Fund      Contrafund      Fund      Investments     ALL FUNDS
                                   --------    --------    ----------    --------    -----------    -----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                                                 $   286      $   12,413
Dividends on Eastman Chemical
  Company common stock                                                                     499             499
Other dividends                     $  956      $2,390       $1,409                      5,565          13,641
Interest                                28          61           22                     24,858         273,302
Miscellaneous income                                                                                         4

Net realized and unrealized
  gains from investments             2,325       8,985        3,283                     30,277         291,817

Employee contributions                                                                                 150,533
Transfers among funds               (1,999)     (3,358)        (150)                         0               0
                                    ------      ------       ------         ------     -------      ----------
     Total Additions                 1,310       8,078        4,564              0      61,485         742,209
                                    ------      ------       ------         ------     -------      ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants         (375)       (397)        (149)          (163)     (6,250)       (155,879)
Distributions to successor plans      (933)     (7,465)      (4,359)        (1,390)    (55,192)        (62,655)
Loans transfers, net                    (1)       (209)         (51)         1,553           0               0
Administrative expenses                 (1)         (7)          (5)                       (43)         (6,494)
                                    ------      ------       ------         ------     -------      ----------
     Total Deductions                1,310       8,078        4,564              0      61,485         225,028
                                    ------      ------       ------         ------     -------      ----------
Increase in net assets                   0           0            0              0           0         517,181
Net assets at beginning
  of year                                0           0            0              0                   3,628,122
                                    ------      ------       ------         ------     -------      ----------
Net assets at end of year           $    0      $    0       $    0         $    0     $     0      $4,145,303
                                    ======      ======       ======         ======     =======      ==========

CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-65035) of Eastman Kodak Company of our report dated April 22, 1998 appearing on page 3 of this Annual Report of the Eastman Kodak Employees' Savings and Investment Plan on Form 11-K for the fiscal year ended December 30, 1997.


PRICE WATERHOUSE LLP
Rochester, New York
May 14, 1998