Form 10-Q/A
period 1998-03-31
EASTMAN KODAK CO
filed 1998-05-27
CIK 31235

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                         FORM 10-Q/A

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

                       AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Quarterly Report on Form 10-Q for the period ended March 31, 1998 as set forth below:


The exhibit listed below and attached hereto is hereby added to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

     Exhibit

     (27)  Financial Data Schedule

           Restated to apply Statement of Financial Accounting Standards No. 128, "Earnings Per Share," to prior periods (1995 full year; 1996 and 1997 cumulative quarters).



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

Date:  May 27, 1998