Form 10-Q
period 1998-06-30
EASTMAN KODAK CO
filed 1998-08-10
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                        June 30, 1998

Common Stock, $2.50 par value                  322,778,024

                      Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS
(in millions, except per share data)

                                   Second Quarter  First Half-Year
                                     1998    1997     1998    1997
REVENUES
 Sales                             $3,541  $3,853   $6,452  $6,986
 Earnings from equity
  interests and other revenues        159      37      213     106
                                   ------  ------   ------  ------
  TOTAL REVENUES                    3,700   3,890    6,665   7,092
                                   ------  ------   ------  ------

COSTS
 Cost of goods sold                 1,828   2,015    3,413   3,658
 Selling, general and
  administrative expenses             834   1,021    1,587   1,870
 Research and development costs       224     266      447     523
 Purchased research and
  development                           -       -        -     186
 Interest expense                      40      21       64      43
 Other costs                           24       9       63      29
                                   ------  ------   ------  ------
  TOTAL COSTS                       2,950   3,332    5,574   6,309
                                   ------  ------   ------  ------
Earnings before income taxes          750     558    1,091     783
Provision for income taxes            255     190      371     266
                                   ------  ------   ------  ------
  NET EARNINGS                     $  495  $  368   $  720  $  517
                                   ======  ======   ======  ======

Basic earnings per share           $ 1.53  $ 1.12   $ 2.23  $ 1.57
                                   ======  ======   ======  ======

Diluted earnings per share         $ 1.51  $ 1.11   $ 2.20  $ 1.54
                                   ======  ======   ======  ======

Earnings used in basic and
 diluted earnings per share        $  495  $  368   $  720  $  517


Number of common shares used in
 basic earnings per share           323.0   327.4    323.0   329.9

Incremental shares from assumed
 conversion of options                4.2     5.2      3.8     5.5
                                   ------  ------   ------  ------
Number of common shares used in
 diluted earnings per share         327.2   332.6    326.8   335.4

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                         $5,435  $5,928   $5,350  $5,931
Net earnings                          495     368      720     517
Cash dividends declared              (143)  (144)     (285)   (291)
Other changes                          42       1       44      (4)
                                   ------  ------   ------  ------
 RETAINED EARNINGS
  at end of period                 $5,829  $6,153   $5,829  $6,153
                                   ======  ======   ======  ======

------------------------------------------------------------------
                     See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except number of shares and per share data)
                                           June 30,        Dec. 31,
                                             1998            1997
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   416         $   728
Marketable securities                         130              24
Receivables                                 2,644           2,271
Inventories                                 1,488           1,252
Deferred income tax charges                   916             958
Other                                         281             242
                                          -------         -------
 Total current assets                       5,875           5,475
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      12,924          12,824
Less: Accumulated depreciation              7,457           7,315
                                          -------         -------
 Net properties                             5,467           5,509
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated amortization
 of $509 and $473)                            884             548
Long-term receivables and other
 noncurrent assets                          1,428           1,231
Deferred income tax charges                   359             382
                                          -------         -------
 TOTAL ASSETS                             $14,013         $13,145
                                          =======         =======
---------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,581         $ 3,832
Short-term borrowings                       1,386             611
Taxes - income and other                      616             567
Dividends payable                             142             143
Deferred income tax credits                    18              24
                                          -------         -------
 Total current liabilities                  5,743           5,177

OTHER LIABILITIES
Long-term borrowings                          459             585
Postemployment liabilities                  3,069           3,075
Other long-term liabilities                 1,113           1,083
Deferred income tax credits                    66              64
                                          -------         -------
 Total liabilities                         10,450           9,984

SHAREHOLDERS' EQUITY
Common stock at par*                          978             978
Additional capital paid in or
 transferred from retained earnings           892             914
Retained earnings                           5,829           5,350
Accumulated translation adjustment           (195)           (172)
Minimum pension liability adjustment          (37)            (37)
                                          -------         -------
                                            7,467           7,033
Less: Treasury stock at cost*               3,904           3,872
                                          -------         -------
 Total shareholders' equity                 3,563           3,161
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $14,013         $13,145
                                          =======         =======

* Common stock: $2.50 par value, 950 million shares authorized, 391 million shares issued at June 30, 1998 and at December 31, 1997. Treasury stock at cost consists of approximately 69 million shares at June 30, 1998 and 68 million shares at December 31, 1997.
---------------------------------------------------------------------------
-
                     See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
                                                   First Half-Year
                                                     1998    1997
Cash flows from operating activities:
Net earnings                                       $  720  $  517
Adjustments to reconcile above earnings to
net cash provided by operating activities,
excluding the effect of initial consolidation
of acquired companies:
  Depreciation and amortization                       405     390
  Purchased research and development                    -     186
  Benefit for deferred taxes                          (29)    (68)
  Gain on disposition of businesses                   (18)      -
  Gain on sale of equity investments                  (69)      -
  Gain on sale and retirement of properties           (29)    (16)
  Increase in receivables                            (390)   (197)
  Increase in inventories                            (253)   (193)
  Decrease in liabilities excluding borrowings       (332)   (366)
  Other items, net                                    (94)   (160)
                                                   ------  ------
    Total adjustments                                (809)   (424)
                                                   ------  ------
    Net cash (used in) provided by
      operating activities                            (89)     93
                                                   ------  ------
Cash flows from investing activities:
  Additions to properties                            (373)   (678)
  Disposition of businesses                            20       -
  Sale of equity investments                           76       -
  Proceeds from sale of properties
   and investments                                     82      54
  Acquisitions, net of cash acquired                 (240)   (316)
  Marketable securities - sales                         7      10
  Marketable securities - purchases                  (113)      -
  Cash flows related to sales of non-imaging
   health businesses                                    -     (65)
                                                   ------  ------
    Net cash used in investing activities            (541)   (995)
                                                   ------  ------
Cash flows from financing activities:
  Net increase in borrowings
   with original maturity of
   90 days or less                                    747     540
  Proceeds from other borrowings                      578     699
  Repayment of other borrowings                      (661)   (865)
  Dividends to shareholders                          (286)   (280)
  Exercise of employee stock options                   45      82
  Stock repurchases                                  (101)   (659)
                                                   ------  ------
    Net cash provided by (used in)
      financing activities                            322    (483)
                                                   ------  ------
Effect of exchange rate changes on cash                (4)    (21)
                                                   ------  ------
Net decrease in cash and cash equivalents            (312) (1,406)
Cash and cash equivalents, beginning of year          728   1,777
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  416  $  371
                                                   ======  ======

The following transactions are not reflected in the Consolidated
Statement of Cash Flows:
                                                   First Half-Year
(in millions)                                        1998    1997

Liabilities assumed in acquisitions                  $205    $ 36
Liabilities assumed by purchaser
  in sale of properties                                 -      23
-----------------------------------------------------------------
                      See Notes to Financial Statements

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1997 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein.  In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements.  The statements are based in part on estimates and have not been audited by independent accountants.
The annual statements will be audited by PricewaterhouseCoopers LLP.
------------------------------------------------------------------------------

NOTE 2:  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations. Refer to Item 1, Legal Proceedings, on page 19.
------------------------------------------------------------------------------

NOTE 3:  ACQUISITIONS

On March 12, 1998, the Company acquired 51% of PictureVision Inc.'s stock. PictureVision, the leading provider of digital imaging network services and solutions at retail, will operate as a subsidiary of the Company. Kodak will integrate the products and activities of its Picture Network, which provides consumers with an Internet-based digital imaging network service, with PictureVision's digital imaging service, PhotoNet. The acquisition has been accounted for as a purchase and, accordingly, the results of operations for the company have been included in the Consolidated Statement of Earnings from the date of acquisition. The acquisition did not have a material impact on the results of operations for the three- or six-month periods ending June 30, 1998.

On March 24, 1998, the Company contributed $308 million to Kodak (China) Company Limited, a newly formed company operating in China, in exchange for 80% of the outstanding shares of the company. The new company acquired the manufacturing assets of Xiamen Fuda Photographic Materials Company, Ltd., a Chinese domestic photographic enterprise. On April 2, 1998, the Company contributed $32 million to Kodak (Wuxi) Company Limited, a newly formed company, in exchange for 70% of the outstanding shares of the business. Kodak (Wuxi) Company Limited acquired part of the manufacturing assets of Wuxi Aermei Film and Chemical Corporation, a state-owned enterprise. The acquisitions have been accounted for as purchases and, accordingly, the results of operations for those companies have been included in the Consolidated Statement of Earnings from the dates of acquisition. A substantial portion of the purchase price was allocated to goodwill, which is being amortized over a ten-year period. The acquisitions did not have a material impact on the results of operations for the three- or six-month periods ending June 30, 1998.

On August 3, 1998, Kodak and Imation Corp. announced that they have signed an agreement for Kodak to acquire most of Imation's worldwide medical imaging business. The business being acquired by Kodak generates approximately $500 million in revenues annually. Approximately 1,600 Imation employees worldwide will transfer to Kodak. The transaction is expected to close in the first quarter of 1999 pending approval of the U.S. and European regulatory authorities.

Under the terms of the agreement, Kodak will pay Imation approximately $520 million in cash at closing and will acquire certain assets and assume certain liabilities of Imation's medical imaging business, including Imation's manufacturing facilities in White City, Oregon and Oakdale, Minn., and all of the outstanding shares of Imation's Cemax-Icon(TM) subsidiary in Fremont, Calif. Kodak has also agreed to reimburse Imation for certain contingent amounts payable to the former shareholders of Cemax-Icon.

Imation will retain its manufacturing facility in Ferrania, Italy, where the company will manufacture x-ray and wet laser medical imaging film for Kodak under a supply agreement for a minimum of two years. As part of the cash payment, and in connection with the Ferrania supply agreement, Kodak will pay Imation $20 million in cash at closing. The Company will also make a payment of up to an additional $25 million no later than termination of the supply agreement. Under a separate supply agreement, Kodak will supply document imaging products to Imation out of the White City, Oregon facility.

In addition, upon closing of the acquisition, or if the transaction does not close due to the failure to receive applicable regulatory approvals, the civil litigation concerning certain intellectual property disputes between the companies in the United States and Italy will be settled.  At the same time, the related civil litigation between Kodak and Minnesota
Mining & Manufacturing Co. will also be settled.
------------------------------------------------------------------------------

NOTE 4: DIVESTITURES

In June 1998, the Company entered into an agreement to sell all of its shares of Fox Photo, Inc. to Wolf Camera. The sale is expected to be completed by the end of the third quarter of 1998 for an amount approximating the current carrying value of Fox Photo's net assets.  Also in June 1998, the Company sold part of its investment in Gretag Imaging
Group, a Swiss manufacturer of film processing equipment.  The proceeds from the sale were $72 million and resulted in a pre-tax gain of $66 million. In addition, during the second quarter, the Company sold Eastman Software's Storage Management group and the BIS Document Management System product and service business in the U.S., Canada and Latin America.
------------------------------------------------------------------------------

NOTE 5: COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of January 1, 1998. The Company has determined that at December 31, 1998 it will display comprehensive income in the Consolidated Statement of Shareholders' Equity. The components of comprehensive income were as follows:

                                          Second Quarter  First Half-Year
(in millions)                               1998    1997     1998    1997

Net earnings                               $ 495   $ 368    $ 720   $ 517

Other comprehensive income (loss),
 net of tax:
   Unrealized holding gains (losses)
     arising during the period                42       1       44      (4)
   Translation adjustments                   (10)    (31)     (23)   (136)
                                           -----   -----    -----   -----
Total other comprehensive income (loss)    $  32   $ (30)   $  21   $(140)
                                           -----   -----    -----   -----
Total comprehensive income                 $ 527   $ 338    $ 741   $ 377
                                           =====   =====    =====   =====

The unrealized holding gains and losses for both the quarter and year to date include an unrealized pre-tax holding gain of $68 million ($45 million after-tax) on the Company's remaining equity investment in Gretag. The other unrealized holding gains and losses are not adjusted for income taxes because they originate in subsidiaries which have net operating loss carryforwards subject to a valuation allowance. The translation adjustments are not currently adjusted for income taxes since they relate to investments which are permanent in nature.
------------------------------------------------------------------------------

NOTE 6: RECLASSIFICATIONS

Network Services business unit.

Effective January 1, 1998, the Network Services business unit, which provides services enabling storage, transfer and printing of pictures using the Internet, has been transferred from the Commercial Imaging segment to the Consumer Imaging segment, and 1997 amounts have been reclassified to conform to the 1998 presentation. The sales and losses from operations for the Network Services business unit were as follows:


                                          Second Quarter  First Half-Year
(in millions)                               1998    1997     1998    1997

Sales                                          1       -        1       -
(Loss) from operations                       (15)     (5)     (23)    (10)


Consumer Imaging segment promotional expenses.

In the Consumer Imaging segment, certain U.S. promotional expenses which are shown as sales price reductions in 1998 were shown as advertising and promotion expenses in 1997. The amounts of those expenses in the second quarter and first half of 1997 were $43 and $62 million, respectively.
When comparing 1998 to 1997, these amounts should be deducted from 1997 sales as well as advertising expense.
------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except earnings per share)

                                    Second Quarter          First Half-Year
                                 1998    1997  Change     1998    1997 Change
Sales                          $3,541  $3,853   - 8%    $6,452  $6,986  - 8%
Net earnings                      495     368   +35        720     517  +39
Basic earnings per share         1.53    1.12   +37       2.23    1.57  +42
Diluted earnings per share       1.51    1.11   +36       2.20    1.54  +43

1998

Sales for the first half-year were reduced by the transfer of a portion of Kodak's graphics business into the Kodak Polychrome Graphics joint venture as well as the negative impact of the strong dollar. Net earnings increased, reflecting continuing progress in the Company's cost reduction program, success in defending U.S. consumer film market share and a gain from the sale of a portion of the Company's equity interest in Gretag Imaging Group.

1997

The results for the first half-year included a pre-tax charge of $186 million ($.37 per diluted share) for in-process research and development (R&D) associated with the acquisition of Wang Laboratories' software unit on March 17, 1997. Excluding this charge, diluted earnings per share for the first half-year would have been $1.91.

-----------------------------------------------------------------------------

Sales by Industry Segment
(in millions)

                                    Second Quarter          First Half-Year
                                 1998    1997*  Change    1998    1997* Change
Consumer Imaging
  Inside the U.S.              $  972  $  986   - 1%    $1,573  $1,611   - 2%
  Outside the U.S.              1,033   1,135   - 9      1,843   2,012   - 8
                               ------  ------   ---     ------  ------   ---
Total Consumer Imaging          2,005   2,121   - 5      3,416   3,623   - 6
                               ------  ------   ---     ------  ------   ---
Commercial Imaging
  Inside the U.S.                 741     816   - 9      1,451   1,592   - 9
  Outside the U.S.                802     923   -13      1,600   1,785   -10
                               ------  ------   ---     ------  ------   ---
Total Commercial Imaging        1,543   1,739   -11      3,051   3,377   -10
                               ------  ------   ---     ------  ------   ---
Deduct Intersegment Sales          (7)     (7)             (15)    (14)
                               ------  ------   ---     ------  ------   ---
Total Sales                    $3,541  $3,853   - 8%    $6,452  $6,986   - 8%
                               ======  ======   ===     ======  ======   ===

* Restated to reflect the transfer of Network Services from the Commercial Imaging segment to the Consumer Imaging segment (see Note 6).
--------------------------------------------------------------------------

Earnings from Operations by Industry Segment
(in millions)
                                    Second Quarter          First Half-Year
                                 1998    1997* Change     1998    1997* Change
Consumer Imaging                 $404    $348   +16%    $  498  $  488   + 2%
    Percent of Sales             20.1%   16.4%            14.6%   13.5%

Commercial Imaging               $251    $202   +24%    $  507  $  262   +94%
    Percent of Sales             16.3%   11.6%            16.6%    7.8%
                                 ----    ----   ---     ------  ------   ---
Total Earnings from Operations   $655    $550   +19%    $1,005  $  750   +34%
                                 ====    ====   ===     ======  ======   ===

* Restated to reflect the transfer of Network Services from the Commercial Imaging segment to the Consumer Imaging segment (see Note 6).

--------------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                                    Second Quarter          First Half-Year
                                 1998    1997  Change     1998    1997  Change
Gross profit                   $1,713  $1,838   - 7%    $3,039  $3,328   - 9%
    Percent of Sales             48.4%   47.7%            47.1    47.6%
Selling, general and
 administrative expenses       $  834  $1,021   -18%    $1,587  $1,870   -15%
    Percent of Sales             23.6%   26.5%            24.6%   26.8%
Research and development costs $  224  $  266   -16%    $  447  $  523#  -15%
    Percent of Sales              6.3%    6.9%             6.9%    7.5%

# Excludes $186 million R&D charge associated with the purchase of Wang Laboratories' software unit.

-----------------------------------------------------------------------------

1998 COMPARED WITH 1997

Second quarter

Second quarter 1998 sales decreased 8% compared with the second quarter of 1997, in part due to the transfer of a portion of the graphics business to the Kodak Polychrome Graphics joint venture. Excluding graphics sales from both years, and after removing from 1997 the reclassified Consumer Imaging segment promotional expenses (see Note 6), sales decreased 5%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales in emerging markets declined 14%, reflecting economic conditions, and sales of broadly defined digital products declined 5%, primarily reflecting portfolio changes.

After removing from 1997 the reclassified Consumer Imaging segment promotional expenses (see Note 6), sales in the Consumer Imaging segment decreased 4%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales inside the U.S. increased 3%, as higher unit volumes were partially offset by lower effective selling prices for certain products. Sales outside the U.S. decreased 9%, due primarily to the unfavorable effects of foreign currency rate changes and lower effective selling prices.

After removing from 1997 the reclassified Consumer Imaging segment promotional expenses (see Note 6), worldwide film sales decreased 2%, primarily due to the unfavorable effects of foreign currency rate changes. U.S. film sales increased 3%, as volume gains were largely offset by lower effective selling prices. Outside the U.S., film sales decreased 7%, as higher effective unit prices were more than offset by lower unit volumes and the unfavorable effects of foreign currency rate changes.

Worldwide color paper sales decreased 4%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. U.S. paper sales increased 3%, as higher unit volumes were partially offset by lower effective selling prices. Outside the U.S., paper sales decreased 8%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Sales in the Commercial Imaging segment decreased 11%, in part due to the transfer of a portion of the graphics business to the Kodak Polychrome Graphics joint venture. Excluding the graphics business from both years, segment sales decreased 6%, due primarily to the unfavorable effects of foreign currency rate changes and lower effective selling prices. In the U.S., sales decreased 3%, due to lower effective selling prices and lower unit volumes. Outside the U.S., sales decreased 9%, due primarily to the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Earnings from operations for the Company increased 19%, reflecting continuing progress in the Company's cost reduction program and success in defending U.S. consumer film market share. Improved expense management in manufacturing, SG&A and R&D allowed the Company to compete successfully in the U.S. market while improving operating margins. Earnings were adversely affected by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Losses in the digital products portfolio, included in both the Commercial Imaging and Consumer Imaging segments, were $64 million for the quarter compared with $102 million a year ago.

After adjusting 1997 for the reclassified Consumer Imaging segment promotional expenses (see Note 6), selling, general and administrative (SG&A) expenses decreased 15%, or from 25.7% of sales to 23.6% of sales. Excluding advertising expenses, the decrease was 16%, or from 19.6% of sales to 17.6% of sales. R&D expenses decreased 16%, or from 7.0% of sales to 6.3% of sales.

Earnings from operations in the Consumer Imaging segment increased 16%, driven by cost reductions in manufacturing, SG&A and R&D, and higher unit volumes; however, earnings from operations were adversely affected by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

In the Consumer Imaging segment, after adjusting 1997 for the reclassified Consumer Imaging segment promotional expenses (see Note 6), SG&A expenses decreased 8%, or from 27.4% of sales to 26.1% of sales. Excluding advertising expenses, the decrease was 8%, or from 18.1% of sales to 17.3% of sales. R&D expenses decreased 10%, or from 5.0% of sales to 4.7% of sales.

Earnings from operations in the Commercial Imaging segment increased 24%, due to cost reductions in manufacturing, SG&A and R&D; however, earnings from operations were adversely affected by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Document Imaging, Health Imaging and Digital & Applied Imaging reported improved earnings performance.

In the Commercial Imaging segment, SG&A expenses decreased 24%, or from 23.5% of sales to 20.1% of sales. Excluding advertising expenses, the decrease was 25%, or from 21.3% of sales to 18.0% of sales. R&D expenses decreased 20%, or from 9.4% of sales to 8.4% of sales.

For the second quarter of 1998, earnings from equity interests and other revenues increased significantly due to a pre-tax gain of $66 million ($.13 per diluted share) on the sale of a portion of the Company's equity interest in Gretag Imaging Group, as well as gains from sales of real estate and the divestiture of some relatively small businesses. Interest expense was higher due to larger average levels of borrowings. Other costs increased primarily because of higher foreign exchange losses. The effective tax rate was 34% in the second quarter of both 1998 and 1997.

Year to date

For the first half of 1998, sales decreased 8% compared with the first half of 1997, in part due to the transfer of a portion of the graphics business to the Kodak Polychrome Graphics joint venture. Excluding graphics sales from both years, and after removing from 1997 the reclassified Consumer Imaging segment promotional expenses (see Note 6), sales decreased 5%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

After removing from 1997 the reclassified Consumer Imaging segment promotional expenses (see Note 6), sales in the Consumer Imaging segment decreased 4%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales inside the U.S. increased 2%, as higher unit volumes were partially offset by lower effective selling prices for certain products. Sales outside the U.S. decreased 8%, due to the unfavorable effects of foreign currency rate changes.

After removing from 1997 the reclassified Consumer Imaging segment promotional expenses (see Note 6), worldwide film sales decreased 5%, as higher effective selling prices were more than offset by the unfavorable effects of foreign currency rate changes and lower unit volumes. U.S. film sales decreased 4%, due primarily to lower effective selling prices. Outside the U.S., film sales decreased 6%, as higher effective selling prices were more than offset by the unfavorable effects of foreign currency rate changes and lower unit volumes.

Worldwide color paper sales decreased 5%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. U.S. paper sales were level, while outside the U.S., paper sales decreased 7%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Sales in the Commercial Imaging segment decreased 10%, in part due to the transfer of a portion of the graphics business to the Kodak Polychrome Graphics joint venture. Excluding the graphics business from both years, segment sales decreased 5%, primarily due to the unfavorable effects of foreign currency rate changes and lower effective selling prices. In the U.S., sales decreased 5%, due to lower unit volumes and lower effective selling prices. Outside the U.S., sales decreased 6%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Earnings from operations for the Company increased 34% (or 7%, excluding from the first half of 1997 a pre-tax charge of $186 million for in-process R&D associated with the acquisition of Wang Laboratories' software unit), reflecting continuing progress in the Company's cost reduction program and success in defending U.S. consumer film market share. Improved expense management in manufacturing, SG&A and R&D allowed the Company to compete successfully in the U.S. market while improving operating margins. Earnings were adversely affected by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Losses in the digital products portfolio, included in both the Commercial Imaging and Consumer Imaging segments, were $119 million for the first half compared with $151 million a year ago.

After adjusting 1997 for the reclassified Consumer Imaging segment promotional expenses (see Note 6), SG&A expenses decreased 12%, or from 26.1% of sales to 24.6% of sales. Excluding advertising expenses, the decrease was 16%, or from 20.9% of sales to 18.9% of sales. Excluding the Wang charge, R&D expenses decreased 15%, or from 7.6% of sales to 6.9% of sales.

Earnings from operations in the Consumer Imaging segment increased 2%, as cost reductions in manufacturing, SG&A and R&D, and higher unit volumes, were mostly offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

In the Consumer Imaging segment, after removing from 1997 the reclassified Consumer Imaging segment promotional expenses (see Note 6), SG&A expenses decreased 6%, or from 29.0% of sales to 28.5% of sales. Excluding advertising expenses, the decrease was 9%, or from 20.8% of sales to 19.7% of sales. R&D expenses decreased 9%, or from 5.8% of sales to 5.5% of sales.

Earnings from operations in the Commercial Imaging segment increased 94% (or 13%, excluding from the first half of 1997 a pre-tax charge of $186 million for in-process R&D associated with the acquisition of Wang Laboratories' software unit), as cost reductions in manufacturing, SG&A and R&D were mostly offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Document Imaging, Digital & Applied Imaging and Health Imaging reported improved earnings performance.

In the Commercial Imaging segment, SG&A expenses decreased 21%, or from 22.9% of sales to 20.1% of sales. Excluding advertising expenses, the decrease was 22%, or from 21.0% of sales to 18.0% of sales. Excluding the Wang charge, R&D expenses decreased 18%, or from 9.4% of sales to 8.5% of sales.

For the first half of 1998, earnings from equity interests and other revenues increased significantly due to a pre-tax gain of $66 million ($.13 per diluted share) on the sale of a portion of the Company's equity interest in Gretag Imaging Group, as well as gains from sales of real estate and the divestiture of some relatively small businesses. Other costs increased primarily because of an $18 million (pre-tax) litigation settlement. The effective tax rate was 34% in the first half of both 1998 and 1997.

From the beginning of the fourth quarter of 1997 through June 30, 1998, approximately 7,600 employees have left the Company under restructuring programs. This includes 2,200 employees separated by the end of 1997, 3,400 separated during the first quarter of 1998, and 2,000 separated during the second quarter of 1998. Kodak employment as of the end of the second quarter of 1998 is slightly more than 91,000, level with the end of the first quarter, due to planned seasonal hiring by Qualex and some additions in China operations.

Since the inception of its cost reduction program, the Company has achieved net savings of $350 million. This figure does not include the benefit of divestitures or the effects of changes in exchange rates and is net of increased investments. Many of the anticipated future headcount reductions are associated with portfolio actions which will generate a lower rate of savings.

As described in Note 3, Acquisitions, the Company contributed to two newly formed companies operating in China. Under terms of agreements announced on March 23, 1998, the Company plans to invest more than $1 billion in China over the next several years. The investment will be used to upgrade technology, improve manufacturing capacity and expand distribution and marketing capability needed to build and support a strong domestic Chinese imaging industry.

As described in Note 4, Divestitures, the Company continued to reposition non-strategic or value-consuming businesses during the quarter. The Company also announced it will discontinue the manufacture of Kodak Gold 126 film.

On April 30, 1998, the Company and Intel Corporation announced a series of agreements that cover joint development efforts in digital imaging products and platforms, a broad patent cross-license, upgrading of Kodak's Qualex photofinishing laboratories with Intel architecture and new scanning equipment, and collaborative consumer-oriented marketing efforts which could amount to $150 million (each company spending half) over a three-year period.

On May 19, 1998, the Company and America Online, Inc. (AOL) announced an alliance to offer AOL members an exclusive new online service called "You've Got Pictures!"(sm). The service entails consumers taking pictures with traditional cameras and film followed by photofinishers developing the film and then scanning and uploading pictures to AOL via Kodak PhotoNet online. Using an integrated feature of their AOL account, AOL members can view their pictures, organize them into an AOL Picture Album and allow others to access their images.

In 1996, the Company established a formal global program office to assess the impact of the Year 2000 issue on the software and hardware utilized in the Company's internal operations and included in its product offerings to customers. The assessment addresses software applications, systems software, information technology (IT) infrastructure, embedded manufacturing control technology, and products and services. The program has strong executive sponsorship, with frequent updates to senior management, and has been reviewed by an independent third party.

The project phases include: inventorying affected technology and assessing impact of the Year 2000 issue; developing solution plans; modification; testing and certification; implementation; and developing contingency plans. All components of software and hardware of the Company are presently in various phases. The Company expects to have mission-critical IT systems tested and installed by the end of 1998, and manufacturing control systems Year 2000 compliant by mid-year 1999. The Company also expects that actively supported products and services, which are presently in the first five phases, will be compliant by the end of August, 1999. The product commercialization process has been modified so that it will produce compliant products.

The Company relies on third-party suppliers for many systems, products and services including telecommunications and data center support. The Company will be adversely impacted if these suppliers do not make necessary changes to their own systems and products successfully and in a timely manner. The Company has a formalized comprehensive supplier compliance program in place. As a third-party supplier to other companies, the Company has posted its own product compliance plan on its Internet web site (www.kodak.com/go/year2000).

Costs of software and hardware remediation were $13 million in 1997, and are estimated to be $24 million, $10 million and $6 million in 1998, 1999 and 2000, respectively. These costs, almost entirely for software, are not incremental, as some normal development and maintenance work has been postponed. Furthermore, some non-compliant systems will be eliminated as the Company installs Year 2000 compliant ERP/SAP software in connection with its enterprise resource planning project. Total costs of product modification are estimated to be approximately $20 million. This amount was accrued in 1997.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. The Company could be subject to litigation for product failure, for example, equipment shutdown or failure to properly date business or medical records. The amount of potential liability and lost revenue has not been estimated.

The Company has contingency plans for some mission-critical applications and is working on plans for others. For example, plans for the U.S. payroll system have been in place since January, 1998, while plans for sensitized goods manufacturing will be completed by year-end 1998. Contingency plans involve, among other actions, manual workarounds, increased inventories and extra staffing.

OTHER

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," replacing SFAS No. 14 and its amendments. This standard requires enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders; to report certain enterprise-wide information about products and services, activities in different geographic areas, and reliance on major customers; and to disclose certain segment information in their interim financial statements. The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker. The Company will adopt this Statement in its financial statements for the year ending December 31, 1998. The Company has not yet determined how the "management approach" will impact existing segment disclosures, if at all.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  This Statement must be adopted by the Company in the year 2000, but may be adopted in any earlier fiscal quarter, and is not to be applied retroactively. If the Company had adopted SFAS No. 133 as of July 1, 1998, the impact would not have been material to its results of operations or financial position. The Company has not yet determined when it will adopt this Statement.
-----------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1998, the Company repurchased $101 million of shares under the $2 billion repurchase program initiated in 1996, bringing to $1.6 billion the total cost of treasury shares purchased under that program. The Company expects to complete the program early in 1999.

As described in Note 3, Acquisitions, the Company will pay $520 million in cash to acquire most of Imation Corp.'s worldwide medical imaging business. This cash will be obtained from internal operations and, if needed, from the capital markets. The Company expects the cost of the acquisition to have no significant impact on its debt-to-capital ratio.

Net cash used in operating activities for the first half of 1998 was $89 million, as net earnings of $720 million, which included non-cash expenses for depreciation and amortization of $405 million, were offset by a $390 million increase in receivables, decreases in liabilities (excluding borrowings) of $332 million and a $253 million increase in inventories.
Net cash used in investing activities of $541 million for the first half of 1998 was due primarily to additions to properties of $373 million, acquisitions (net of cash acquired) of $240 million and purchases of marketable securities of $113 million. Net cash provided by financing activities of $322 million for the first half of 1998 was primarily due to net increases in borrowings of $664 million, offset by $286 million of dividend payments and $101 million of stock repurchases.

During the second quarter of 1998, a cash dividend of $143 million (44 cents per share) was declared on the Company's common stock, versus $144 million (44 cents per share) a year ago. Total cash dividends declared for the year-to-date periods of 1998 and 1997 amounted to $285 million (88 cents per share) and $291 million (88 cents per share), respectively.

Cash, cash equivalents and marketable securities were $546 million at the end of the second quarter, compared with $752 million at year-end 1997. Net working capital at the end of the quarter was $132 million, compared with $298 million at year-end 1997. Both decreases are primarily attributable to the Company's investments in China and restructuring payments.

Capital additions for the second quarter of 1998 were $220 million compared with $369 million for the second quarter of 1997. For the first half of 1998, capital additions were $373 million versus $678 million a year ago.
-----------------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the Private Securities
Litigation Reform Act of 1995. Forward-looking statements in this 10-Q relate to the Company's Year 2000 compliance efforts, including expectations about compliance timetables and costs.

Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward-looking statements contained in this report, the Company believes that its results are subject to a number of risk factors, including: the ability of the Company to identify and address successfully Year 2000 issues in a timely manner, and at costs that are reasonably in line with projections; and the ability of the Company's vendors to identify and address successfully their own Year 2000 issues in a timely manner.

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

Foreign currency forward contracts are used to hedge certain firm commitments and the currency risk inherent in the deposit-taking and lending activities of the Company's International Treasury Center. Option and forward contracts are used to mitigate the Company's risk to fluctuating commodity prices. The Company's exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

The majority of foreign currency forward contracts are denominated in Australian, British, French, German, Irish and Spanish currencies. The magnitude and nature of such hedging activities are explained further in
Note 11, Financial Instruments, in the Company's 1997 Annual Report on Form
10-K.   If foreign currency exchange rates of currencies sold increased
10%, the Company would incur a $104 million loss on foreign currency forward contracts outstanding at June 30, 1998. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

The Company has used silver option and forward contracts to minimize its exposure to increases in silver price in 1998. As of June 30, 1998, the Company had hedged almost all of its planned silver requirements for 1998, and had open forward contracts. Based on broker-quoted termination values, if the price of silver decreased 10% from $5.36 per troy ounce at June 30, 1998, the fair value of silver forward contracts would be reduced by $16 million. Such losses in fair value, if realized, would be offset by lower costs of silver-containing products manufactured during 1998.

The Company is exposed to interest rate risk primarily through its borrowing activities and less so through investments in marketable securities. The Company utilizes U.S. dollar-denominated commercial paper and borrowings as well as foreign currency-denominated borrowings to fund its working capital and investment needs. The majority of short- and long-term borrowings and marketable securities are in fixed-rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. Using a yield-to-maturity analysis, if interest rates increased 10% (about 55 basis points) with the June 30, 1998 level of debt and marketable securities, there would be decreases in fair value of marketable securities, short-term and long-term borrowings of $1 million, $1 million and $8 million, respectively.
-----------------------------------------------------------------------------

                        Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In April 1987, the Company was sued in federal district court in San Francisco by a number of independent service organizations who alleged violations of Sections 1 and 2 of the Sherman Act and of various state statutes in the sale by the Company of repair parts for its copier and micrographics equipment (Image Technical Service, Inc. et al v. Eastman Kodak Company, "ITS"). The complaint sought unspecified compensatory and punitive damages. Trial began on June 19, 1995 and concluded on September 18, 1995 with a jury verdict for plaintiffs of $23,948,300 ($71,844,900 after trebling). The Company appealed the jury's verdict, and on August 26, 1997 the 9th Circuit Court of Appeals rendered its decision affirming in part, reversing in part, and reversing and remanding on the issue of used equipment damages. The court affirmed the jury's liability rulings, but reduced damages (after trebling) from $71,844,900 to $35,818,200, and narrowed the scope of the injunction under which the Company is required to make parts available. On April 27, 1998, the Supreme Court denied the Company's petition for Supreme Court review, effectively concluding all aspects of the case except plaintiffs' used equipment claim. The Company took a third quarter 1997 pre-tax charge of $46,000,000.

Two cases that raise essentially the same antitrust issues as ITS are pending in federal district court in San Francisco: Nationwide, et al v. Eastman Kodak Company, filed March 10, 1995,and A-1 Copy Center, et al v. Eastman Kodak Company, filed December 13, 1993. A-1 is a consolidated class action. The complaints in both cases seek unspecified compensatory and punitive damages. The Company is defending these matters vigorously.

A fourth repair parts case, Broward Microfilm, Inc. v. Eastman Kodak Company, a purported national class action which was filed February 27, 1996 in federal district court in Miami, was dismissed without prejudice on May 13, 1998.

On July 7, 1998, the Company received a proposed administrative Consent Order seeking unspecified penalties and a compliance schedule from the New York State Department of Environmental Conservation, to address alleged violations of the Environmental Conservation Law and regulations at the Company's Kodak Park manufacturing complex in Rochester, New York. The violations alleged are primarily comprised of air, water, and hazardous substance releases and incidents, largely accidental, that have been reported by the Company to the Agency over the past five years. The Company has been advised that the penalty sought by the Agency is in the $750,000 to $1,000,000 range.

The entire matter is subject to negotiation, which can be expected to result in an administrative settlement that will include a penalty and a compliance schedule for implementation of maintenance, upgrade, and reporting activities.

The Company has been designated as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the "Superfund" law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at approximately nineteen active and twenty-five inactive Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have similarly been designated at these sites and, although the law imposes joint and several liability on PRPs, as a practical matter, costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are not expected to be material to the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Shareholders of Eastman Kodak Company was held on May 13.

A total of 265,423,194 of the Company's shares were present or represented by proxy at the meeting. This represented more than 82% of the Company's shares outstanding.

The individuals named below were elected to three-year terms as Class II
Directors:

Name                       Votes Received     Votes Withheld

Alice F. Emerson              261,485,783          3,937,411
Harry L. Kavetas              261,636,284          3,786,910
Paul H. O'Neill               261,640,788          3,782,406
Laura D'Andrea Tyson          261,267,501          4,155,693

The individuals named below were elected to a one-year term as Class III
Directors:

Name                       Votes Received     Votes Withheld

Daniel A. Carp                261,577,218          3,845,976
Durk I. Jager                 261,526,436          3,896,758

The individual named below was elected to a two-year term as Class I
Director:

Name                       Votes Received     Votes Withheld

Delano E. Lewis               261,345,956          4,077,238

Richard S. Braddock, Richard A. Zimmerman, Martha Layne Collins, George M.
C. Fisher, Paul E. Gray and John J. Phelan, Jr. all continue as directors of the Company.

The election of PricewaterhouseCoopers LLP as independent accountants was ratified, with 263,863,584 shares voting for, 714,992 shares voting against, and 844,618 shares abstaining.

The management proposal to amend the Wage Dividend Plan was approved, with 256,332,031 shares voting for, 6,704,249 shares voting against, 2,386,912 shares abstaining, and 2 non-votes.

The management proposal to amend the Management Variable Compensation Plan was approved, with 254,697,423 shares voting for, 7,903,642 shares voting against, 2,822,127 shares abstaining, and 2 non-votes.

The shareholder proposal concerning the request for an executive compensation review was defeated, with 20,795,142 shares voting for, 186,493,541 shares voting against, 7,966,719 shares abstaining, and 50,167,792 non-votes.

The shareholder proposal concerning annual election of directors received a majority of the votes cast, with 126,903,259 shares voting for, 50,829,459 shares voting against, 37,522,679 shares abstaining, and 50,167,797 non-votes. Although this shareholder proposal received a majority of the votes cast, implementation of annual election of directors requires an amendment to the Company's Certificate of Incorporation, which requires a favorable vote of 80% of all shares outstanding.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 24.

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the quarter ended June 30, 1998.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    August 10, 1998
                                    E. Mark Rajkowski
                                    Controller

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules


Exhibit                                                               Page No.

(10) F.  Eastman Kodak Company 1985 Stock Option Plan, as
         amended effective April 16, 1998.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996, and the Quarterly Report on Form 10-Q
         for the quarterly period ended March 31, 1997, Exhibit 10.)     25

(10) G.  Eastman Kodak Company 1990 Omnibus Long-Term Compensation
         Plan, as amended effective April 16, 1998.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996, and the Quarterly Report on Form 10-Q
         for the quarterly period ended March 31, 1997, Exhibit 10.)     26

(10) H.  Eastman Kodak Company Management Variable Compensation
         Plan, as amended effective May 13, 1998.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period
         ended March 31, 1997, and the Quarterly Report on Form 10-Q
         for the quarterly period ended March 31, 1998, Exhibit 10.)     27

(10) I.  Eastman Kodak Company 1995 Omnibus Long-Term Compensation
         Plan, as amended effective April 16, 1998.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996, the Quarterly Report on Form 10-Q for
         the quarterly period ended March 31, 1997, and the Quarterly Report on Form 10-Q for the quarterly period ended March 31,
         1998, Exhibit 10.)                                              29

(10) O.  Eastman Kodak Company 1997 Stock Option Plan, as amended effective May 1, 1998.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period
         ended March 31, 1997, Exhibit 10.)                              30

(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-Q.

                                                            Exhibit (10) F.


               EASTMAN KODAK COMPANY 1985 STOCK OPTION PLAN


Section 7(a)(v)(B)(1) is amended in its entirety, effective April 16, 1998, to read as follows:

  Permissible Transferors. The only Participants permitted to transfer their nonqualified stock options are those Participants who, on the date of the transfer of their nonqualified stock option, are either in wage grade 56 or above, or the equivalent thereof, or a corporate officer of the Company.

                                                            Exhibit (10) G.


      EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM COMPENSATION PLAN


Section 17(b)(1) is amended in its entirety, effective April 16, 1998, to read as follows:

  Permissible Transferors. The only Participants permitted to transfer their nonqualified stock options are those Participants who, on the date of the transfer of their nonqualified stock option, are either in wage grade 56 or above, or the equivalent thereof, or a corporate officer of the Company.

                                                            Exhibit (10) H.


                   MANAGEMENT VARIABLE COMPENSATION PLAN


Section 2.28 is amended in its entirety to read as follows:

  "Performance Criteria" means the stated business criterion or criteria upon which the Performance Goals for a Performance Period are based as required pursuant to Proposed Treasury Regulation Section 1.162-27(e)(4)(iii). For purposes of the Plan, RONA and Economic Profit/EVA shall be the Performance Criteria. Either or both of these criterion shall be used to establish the Performance Goals.


Section 2.30 is amended to delete the term "Performance Criterion" and insert in its place the term "Performance Criteria."


Article 2, entitled "Definitions," is amended to add the following definitions and the existing sections of Article 2 are renumbered to accommodate these changes:

  "Economic Profit" means, for a Performance Period, the Net Operating Profit After Tax that remains after subtracting the Capital Charge for such Performance Period. Economic Profit may be expressed as follows: Economic Profit = Net Operating Profit After Tax - Capital Charge. Economic Profit may be either positive or negative.

  "Economic Value Added or EVA" means Economic Profit for the current year minus Economic Profit for the immediately prior year.

  "Capital Charge" means, for a Performance Period, the amount obtained by multiplying the Cost of Capital for the Performance Period by the Operating Net Assets for the Performance Period.

  "Cost of Capital" means, for a Performance Period, the estimated weighted average of the Company's cost of equity and cost of debt for the Performance Period as determined by the Committee in its sole and absolute discretion. The Committee will determine the Cost of Capital for a Performance Period within the first 90 days of the Performance Period.

  "Operating Net Assets" means, for a Performance Period, the net investment used in the operations of the Company. Operating Net Assets is calculated from the Company's audited consolidated financial statements as being total assets minus non-interest-bearing liabilities adjusted for LIFO inventories, postemployment benefits other than pensions (OPEB) and Wang in-process R&D.

  "Net Operating Profit After Tax" means, for a Performance Period, the after-tax operating earnings of the Company for the Performance Period adjusted for interest expense and Wang in-process R&D.

                                                            Exhibit (10) I.


      EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM COMPENSATION PLAN


Section 19.1(b)(1) is amended in its entirety, effective April 16, 1998, to read as follows:

  Permissible Transferors. The only Participants permitted to transfer their nonqualified stock options are those Participants who, on the date of the transfer of their nonqualified stock option, are either in wage grade 56 or above, or the equivalent thereof, or a corporate officer of Kodak.

                                                            Exhibit (10) O.


               EASTMAN KODAK COMPANY 1997 STOCK OPTION PLAN


Section 1.2, entitled "Term," is amended in its entirety, effective December 31, 1997, to read as follows:

  The Plan shall become effective February 13, 1997. Awards shall not be granted pursuant to the Plan after December 31, 1998.


Section 6.1, entitled "Available Shares," is amended in its entirety, effective May 1, 1998, to read as follows:

  The maximum number of shares of Common Stock, $2.50 par value per share, of Kodak which shall be available for grant of Awards under the Plan during its term shall not exceed 2,255,000. (Such amount shall be subject to adjustment as provided in Section 6.2.) Any shares of Common Stock related to Awards which terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares, are settled in cash in lieu of Common Stock, or are exchanged with the Committee's permission for Awards not involving Common Stock, shall not be available again for grant under the Plan. The shares of Common Stock available for issuance under the Plan shall be treasury shares.