Form 10-Q
period 1998-09-30
EASTMAN KODAK CO
filed 1998-11-10
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                    September 30, 1998

Common Stock, $2.50 par value                  323,949,681

                      Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS
(in millions, except per share data)

                                    Third Quarter    Three Quarters
                                     1998    1997     1998     1997
REVENUES
 Sales                             $3,391  $3,773  $ 9,843  $10,759
 Earnings from equity
  interests and other revenues         28      14      241      120
                                   ------  ------  -------  -------
  TOTAL REVENUES                    3,419   3,787   10,084   10,879
                                   ------  ------  -------  -------

COSTS
 Cost of goods sold                 1,780   2,045    5,193    5,703
 Selling, general and
  administrative expenses             761   1,035    2,348    2,905
 Research and development costs       224     259      671      782
 Purchased research and
  development                           -       -        -      186
 Interest expense                      32      26       96       69
 Other costs                           19      70       82       99
                                   ------  ------  -------  -------
  TOTAL COSTS                       2,816   3,435    8,390    9,744
                                   ------  ------  -------  -------
Earnings before income taxes          603     352    1,694    1,135
Provision for income taxes            205     120      576      386
                                   ------  ------  -------  -------
  NET EARNINGS                     $  398  $  232  $ 1,118  $   749
                                   ======  ======  =======  =======

Basic earnings per share           $ 1.23  $  .71  $  3.46  $  2.28
                                   ======  ======  =======  =======

Diluted earnings per share         $ 1.21  $  .71  $  3.41  $  2.25
                                   ======  ======  =======  =======

Earnings used in basic and
 diluted earnings per share        $  398  $  232  $ 1,118  $   749


Number of common shares used in
 basic earnings per share           323.9   325.2    323.3    328.3

Incremental shares from assumed
 conversion of options                6.0     3.9      4.5      5.0
                                   ------  ------  -------  -------
Number of common shares used in
 diluted earnings per share         329.9   329.1    327.8    333.3

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                         $5,829  $6,153  $ 5,350  $ 5,931
Net earnings                          398     232    1,118      749
Cash dividends declared              (142)   (143)    (427)    (434)
Other changes                         (17)      5       27        1
                                   ------  ------  -------  -------
 RETAINED EARNINGS
  at end of period                 $6,068  $6,247  $ 6,068  $ 6,247
                                   ======  ======  =======  =======

---------------------------------------------------------------------
                     See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except number of shares and per share data)
                                           Sept. 30,       Dec. 31,
                                             1998            1997
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   381         $   728
Marketable securities                          53              24
Receivables                                 2,519           2,271
Inventories                                 1,597           1,252
Deferred income tax charges                   912             958
Other                                         294             242
                                          -------         -------
 Total current assets                       5,756           5,475
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      13,093          12,824
Less: Accumulated depreciation              7,582           7,315
                                          -------         -------
 Net properties                             5,511           5,509
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated amortization
 of $480 and $473)                          1,014             548
Long-term receivables and other
 noncurrent assets                          1,468           1,231
Deferred income tax charges                   330             382
                                          -------         -------
 TOTAL ASSETS                             $14,079         $13,145
                                          =======         =======
---------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,554         $ 3,832
Short-term borrowings                       1,252             611
Taxes - income and other                      533             567
Dividends payable                             143             143
Deferred income tax credits                    20              24
                                          -------         -------
 Total current liabilities                  5,502           5,177

OTHER LIABILITIES
Long-term borrowings                          459             585
Postemployment liabilities                  3,021           3,075
Other long-term liabilities                 1,107           1,083
Deferred income tax credits                    76              64
                                          -------         -------
 Total liabilities                         10,165           9,984

SHAREHOLDERS' EQUITY
Common stock at par*                          978             978
Additional capital paid in or
 transferred from retained earnings           906             914
Retained earnings                           6,068           5,350
Accumulated translation adjustment           (145)           (172)
Minimum pension liability adjustment          (37)            (37)
                                          -------         -------
                                            7,770           7,033
Less: Treasury stock at cost*               3,856           3,872
                                          -------         -------
 Total shareholders' equity                 3,914           3,161
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $14,079         $13,145
                                          =======         =======

* Common stock: $2.50 par value, 950 million shares authorized, 391 million shares issued at September 30, 1998 and at December 31, 1997. Treasury stock at cost consists of approximately 67 million shares at September 30, 1998 and 68 million shares at December 31, 1997.
---------------------------------------------------------------------------

                     See Notes to Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
                                                   Three Quarters
                                                     1998    1997
Cash flows from operating activities:
Net earnings                                       $1,118  $  749
Adjustments to reconcile above earnings to
net cash provided by operating activities,
excluding the effect of initial consolidation
of acquired companies:
  Depreciation and amortization                       619     600
  Purchased research and development                    -     186
  Deferred taxes                                      (63)    (76)
  (Gain) loss on sale or retirement
   of businesses, investments and properties         (107)      1
  Increase in receivables                            (216)    (57)
  Increase in inventories                            (334)   (156)
  Decrease in liabilities excluding borrowings       (553)   (285)
  Other items, net                                    (26)    (97)
                                                   ------  ------
    Total adjustments                                (680)    116
                                                   ------  ------
    Net cash provided by operating activities         438     865
                                                   ------  ------
Cash flows from investing activities:
  Additions to properties                            (619) (1,024)
  Proceeds from sale of businesses,
   investments and properties                         181     (65)
  Acquisitions, net of cash acquired                 (415)   (318)
  Marketable securities - sales                       100      11
  Marketable securities - purchases                  (130)      -
  Cash flows related to sales of non-imaging
   health businesses                                    -     (65)
                                                   ------  ------
    Net cash used in investing activities            (883) (1,461)
                                                   ------  ------
Cash flows from financing activities:
  Net increase in borrowings
   with original maturity of
   90 days or less                                    645     384
  Proceeds from other borrowings                      867   1,038
  Repayment of other borrowings                      (996) (1,200)
  Dividends to shareholders                          (427)   (424)
  Exercise of employee stock options                  163      89
  Stock repurchases                                  (158)   (732)
                                                   ------  ------
    Net cash provided by (used in)
      financing activities                             94    (845)
                                                   ------  ------
Effect of exchange rate changes on cash                 4     (26)
                                                   ------  ------
Net decrease in cash and cash equivalents            (347) (1,467)
Cash and cash equivalents, beginning of year          728   1,777
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  381  $  310
                                                   ======  ======

The following transactions are not reflected in the Consolidated
Statement of Cash Flows:
                                                   Three Quarters
(in millions)                                        1998    1997

Liabilities assumed in acquisitions                 $ 228   $ 105
Liabilities assumed by purchaser
  in sale of properties                                 -      31
-----------------------------------------------------------------
                      See Notes to Financial Statements

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1997 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. The statements are based in part on estimates and have not been audited by independent accountants.
The annual statements will be audited by PricewaterhouseCoopers LLP.
---------------------------------------------------------------------------

NOTE 2:  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's financial position or results of operations. Refer to Item 1, Legal Proceedings, on page 21.
---------------------------------------------------------------------------

NOTE 3:  ACQUISITIONS

On March 12, 1998, the Company acquired 51% of PictureVision Inc.'s stock. PictureVision, the leading provider of digital imaging network services and solutions at retail, will operate as a subsidiary of the Company. Kodak will integrate the products and activities of its Picture Network, which provides consumers with an Internet-based digital imaging network service, with PictureVision's digital imaging service, PhotoNet. The acquisition has been accounted for as a purchase and, accordingly, the results of operations for the company have been included in the Consolidated Statement of Earnings from the date of acquisition. The acquisition did not have a material impact on the results of operations for the three- or nine-month periods ending September 30, 1998.

On March 24, 1998, the Company contributed $308 million to Kodak (China) Company Limited (KCCL), a newly formed company operating in China, in exchange for 80% of the outstanding shares of the company. On that date, the new company acquired the manufacturing assets of Xiamen Fuda Photographic Materials Company, Ltd., a Chinese domestic photographic enterprise. On September 1, 1998, KCCL acquired the assets of Shantou Era Photo Material Industry Corporation, another Chinese domestic photographic enterprise.

On April 2, 1998, the Company contributed $32 million to Kodak (Wuxi) Company Limited (KWCL), a newly formed company, in exchange for 70% of the outstanding shares of the business. KWCL acquired part of the manufacturing assets of Wuxi Aermei Film and Chemical Corporation, a state-owned enterprise.

The acquisitions by KCCL and KWCL have been accounted for as purchases and, accordingly, the results of operations for the acquired companies have been included in the Consolidated Statement of Earnings from the dates of acquisition. Substantial portions of the purchase prices were allocated to goodwill, which is being amortized over a ten-year period. The acquisitions did not have a material impact on the results of operations for the three- or nine-month periods ending September 30, 1998.

On August 3, 1998, Kodak and Imation Corp. announced that they have signed an agreement for Kodak to acquire most of Imation's worldwide medical imaging business. The business being acquired by Kodak generates approximately $500 million in revenues annually. The transaction is expected to close in the fourth quarter of 1998.

Under the terms of the agreement, Kodak will pay Imation approximately $520 million in cash at closing and will acquire certain assets and assume certain liabilities of Imation's medical imaging business, including Imation's manufacturing facilities in White City, Oregon and Oakdale, Minnesota, and all of the outstanding shares of Imation's Cemax-Icon(TM) subsidiary in Fremont, California. Kodak has also agreed to reimburse Imation for certain contingent amounts payable to the former shareholders of Cemax-Icon.

Imation will retain its manufacturing facility in Ferrania, Italy, where the company will manufacture x-ray and wet laser medical imaging film for Kodak under a supply agreement for a minimum of two years. As part of the cash payment, and in connection with the Ferrania supply agreement, Kodak will pay Imation $20 million at closing. The Company may also be required to make a payment of up to an additional $25 million no later than the termination of the supply agreement. Under a separate supply agreement, Kodak will supply document imaging products to Imation out of the White City, Oregon facility.

In addition, upon closing of the acquisition, the civil litigation concerning certain intellectual property disputes between the companies in the United States and Italy will be settled. At the same time, the related civil litigation between Kodak and Minnesota Mining & Manufacturing Co. will also be settled.
---------------------------------------------------------------------------

NOTE 4: DIVESTITURES

On September 1, 1998, the Company sold all of its shares of Fox Photo, Inc. to Wolf Camera for an amount approximating the current carrying value of Fox Photo's net assets. In June 1998, the Company sold part of its investment in Gretag Imaging Group, a Swiss manufacturer of film processing equipment. The proceeds from the sale were $72 million and resulted in a pre-tax gain of $66 million. In addition, during the second quarter, the Company sold Eastman Software's Storage Management group and the BIS Document Management System product and service business in the U.S., Canada and Latin America.

On October 1, 1998, Elan Corporation, plc, a leading specialty pharmaceutical company, purchased from Kodak all the assets and liabilities of Kodak's subsidiary NanoSystems L.L.C., a drug delivery company, for approximately $150 million in a combination of $137 million cash and warrants to purchase ordinary shares in Elan. The Company will record a gain of approximately $87 million ($54 million after-tax) on the sale in the fourth quarter of 1998.
---------------------------------------------------------------------------

NOTE 5: COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of January 1, 1998. The Company has determined that at December 31, 1998 it will display comprehensive income in the Consolidated Statement of Shareholders' Equity. The components of comprehensive income were as follows:


                                           Third Quarter    Three Quarters
(in millions)                               1998    1997      1998    1997

Net earnings                               $ 398   $ 232    $1,118   $ 749

Other comprehensive income (loss),
 net of tax:
   Unrealized holding (losses) gains
     arising during the period               (16)     29        28      25
   Translation adjustments                    50     (45)       27    (181)
                                           -----   -----    ------   -----
Total other comprehensive income (loss)    $  34   $ (16)   $   55   $(156)
                                           -----   -----    ------   -----
Total comprehensive income                 $ 432   $ 216    $1,173   $ 593
                                           =====   =====    ======   =====

The unrealized holding gains and losses for 1998 include an unrealized pre-tax holding loss of $16 million ($10 million after-tax) for the quarter and a gain of $52 million ($34 million after-tax) for the year to date on the Company's remaining equity investment in Gretag. The unrealized holding gains for 1997 are related primarily to the Company's equity investment in a Japanese company. Except for the gains and losses associated with Gretag, the unrealized holding gains and losses are not adjusted for income taxes because they originate in subsidiaries which have net operating loss carryforwards subject to a valuation allowance. For both the quarter and year to date, the improvement in translation adjustments from 1997 to 1998 occurred predominantly in Europe. The translation adjustments are not currently adjusted for income taxes since they relate to investments which are permanent in nature.
---------------------------------------------------------------------------

NOTE 6: RECLASSIFICATIONS

Network Services business unit.

Effective January 1, 1998, the Network Services business unit, which provides services enabling storage, transfer and printing of pictures using Picture CD's and the Internet, has been transferred from the Commercial Imaging segment to the Consumer Imaging segment, and 1997 amounts have been reclassified to conform to the 1998 presentation. The sales and losses from operations for the Network Services business unit were as follows:

                                           Third Quarter   Three Quarters
(in millions)                               1998    1997     1998    1997

Sales                                       $  1    $  -     $  1    $  -
Loss from operations                         (14)     (6)     (37)    (17)


Consumer Imaging segment promotional expenses.

In the Consumer Imaging segment, certain U.S. promotional expenses which are shown as sales price reductions in 1998 were shown as advertising and promotion expenses in 1997. The amounts of those expenses in the third quarter and year to date of 1997 were $52 and $114 million, respectively. When comparing 1998 to 1997, these amounts should be deducted from 1997 sales as well as advertising expense.
---------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except earnings per share)

                                   Third Quarter            Three Quarters
                                1998    1997  Change     1998     1997 Change
Sales                         $3,391  $3,773   -10%    $9,843  $10,759  - 9%
Net earnings                     398     232   +72      1,118      749  +49
Basic earnings per share        1.23     .71   +73       3.46     2.28  +52
Diluted earnings per share      1.21     .71   +70       3.41     2.25  +52

1998

Sales for the first three quarters were reduced by the transfer of a portion of Kodak's graphics business into the Kodak Polychrome Graphics joint venture as well as the negative impact of the strong dollar. Net earnings increased, reflecting continuing progress in the Company's cost reduction program and a gain from the sale of a portion of the Company's equity interest in Gretag Imaging Group.

1997

The results for the first three quarters included a pre-tax charge of $186 million ($.37 per diluted share) for in-process research and development (R&D) associated with the acquisition of Wang Laboratories' software unit on March 17, 1997, and a pre-tax charge of $46 million ($.09 per diluted share) for payments in connection with litigation related to the sale of micrographics and copier parts. Excluding these charges, diluted earnings per share for the first three quarters would have been $2.71.
---------------------------------------------------------------------------

Sales by Industry Segment
(in millions)

                                  Third Quarter            Three Quarters
                               1998    1997* Change     1998     1997* Change
Consumer Imaging
  Inside the U.S.            $  849  $  945   -10%    $2,422  $ 2,556   - 5%
  Outside the U.S.            1,024   1,130   - 9      2,867    3,142   - 9
                             ------  ------   ---     ------   ------   ---
Total Consumer Imaging        1,873   2,075   -10      5,289    5,698   - 7
                             ------  ------   ---     ------   ------   ---
Commercial Imaging
  Inside the U.S.               743     870   -15      2,194    2,462   -11
  Outside the U.S.              782     837   - 7      2,382    2,622   - 9
                             ------  ------   ---     ------   ------   ---
Total Commercial Imaging      1,525   1,707   -11      4,576    5,084   -10
                             ------  ------   ---     ------   ------   ---
Deduct Intersegment Sales        (7)     (9)             (22)     (23)
                             ------  ------   ---     ------   ------   ---
Total Sales                  $3,391  $3,773   -10%    $9,843  $10,759   - 9%
                             ======  ======   ===     ======  =======   ===

* Restated to reflect the transfer of Network Services from the Commercial Imaging segment to the Consumer Imaging segment (see Note 6).
--------------------------------------------------------------------------

Earnings from Operations by Industry Segment
(in millions)
                                     Third Quarter           Three Quarters
                                 1998    1997* Change     1998    1997* Change
Consumer Imaging                 $360    $318  + 13%    $  858  $  806  +  6%
    Percent of Sales             19.2%   15.3%            16.2%   14.1%

Commercial Imaging               $269    $116  +132%    $  776  $  378  +105%
    Percent of Sales             17.6%    6.8%            17.0%    7.4%
                                 ----    ----  ----     ------  ------  ----
Total Earnings from Operations   $629    $434  + 45%    $1,634  $1,184  + 38%
                                 ====    ====  ====     ======  ======  ====

* Restated to reflect the transfer of Network Services from the Commercial Imaging segment to the Consumer Imaging segment (see Note 6).

--------------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                                    Third  Quarter           Three Quarters
                                 1998    1997  Change     1998    1997  Change
Gross profit                   $1,611  $1,728   - 7%    $4,650  $5,056   - 8%
    Percent of Sales             47.5%   45.8%            47.2    47.0%
Selling, general and
 administrative expenses       $  761  $1,035   -27%    $2,348  $2,905   -19%
    Percent of Sales             22.4%   27.4%            23.9%   27.0%
Research and development costs $  224  $  259   -14%    $  671  $  782#  -14%
    Percent of Sales              6.6%    6.9%             6.8%    7.3%

# Excludes $186 million R&D charge associated with the purchase of Wang Laboratories' software unit.

---------------------------------------------------------------------------

1998 COMPARED WITH 1997

Third quarter

Third quarter 1998 sales decreased 10% compared with the third quarter of 1997, in part due to the transfer of a portion of the graphics business to the Kodak Polychrome Graphics joint venture. Excluding graphics sales from both years, and after removing from 1997 the reclassified promotional expenses (see Note 6), sales decreased 7%, due to lower effective selling prices, the unfavorable effects of foreign currency rate changes and lower unit volumes. Sales in emerging markets declined 17%, reflecting economic conditions, and sales of broadly defined digital products were level.

After removing from 1997 the reclassified promotional expenses (see Note
6), sales in the Consumer Imaging segment decreased 7%, due to lower effective selling prices, the unfavorable effects of foreign currency rate changes and lower unit volumes. Sales inside the U.S. decreased 5%, due to lower effective selling prices. Sales outside the U.S. decreased 9%, due primarily to the unfavorable effects of foreign currency rate changes and lower effective selling prices.

After removing from 1997 the reclassified promotional expenses (see Note
6), worldwide film sales decreased 9%, due to lower effective selling prices, the unfavorable effects of foreign currency rate changes and lower unit volumes. U.S. film sales decreased 8%, as volume gains were more than offset by lower effective selling prices. Outside the U.S., film sales decreased 9%, due to the unfavorable effects of foreign currency rate changes, lower unit volumes and lower effective unit prices.

After removing from 1997 the reclassified promotional expenses (see Note
6), worldwide color paper sales decreased 5%, as higher unit volumes were more than offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. U.S. paper sales increased 1%, as higher unit volumes were mostly offset by lower effective selling prices. Outside the U.S., paper sales decreased 7%, as higher unit volumes were more than offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes.

Sales in the Commercial Imaging segment decreased 11%, in part due to the transfer of a portion of the graphics business to the Kodak Polychrome Graphics joint venture. Excluding the graphics business from both years, segment sales decreased 6%, due to the unfavorable effects of foreign currency rate changes, lower unit volumes and lower effective selling prices. In the U.S., sales decreased 10%, due to lower unit volumes and lower effective selling prices. Outside the U.S., sales decreased 3%, due primarily to the unfavorable effects of foreign currency rate changes.

Earnings from operations for the Company increased 45%, as the Company continues to realize the benefits of cost reductions and significant gains in manufacturing productivity. Earnings were adversely affected by lower effective selling prices, the unfavorable effects of foreign currency rate changes and lower unit volumes. Losses in the digital products portfolio, included in both the Commercial Imaging and Consumer Imaging segments, were $52 million for the quarter compared with $157 million a year ago.

After adjusting 1997 for the reclassified promotional expenses (see Note
6), selling, general and administrative (SG&A) expenses for the Company decreased 23% from 26.4% of sales to 22.4% of sales. Excluding advertising expenses, SG&A expenses decreased 23% from 20.0% of sales to 17.0% of sales. R&D expenses decreased 14% from 6.9% of sales to 6.6% of sales.

Earnings from operations in the Consumer Imaging segment increased 13%, driven by cost reductions in manufacturing, SG&A and R&D, but adversely affected by lower effective selling prices, the unfavorable effects of foreign currency rate changes and lower unit volumes.

In the Consumer Imaging segment, after adjusting 1997 for the reclassified promotional expenses (see Note 6), SG&A expenses decreased 18% from 28.3% of sales to 25.0% of sales. Excluding advertising expenses, SG&A expenses decreased 16% from 18.9% of sales to 17.1% of sales.

Earnings from operations in the Commercial Imaging segment increased 132%, due to cost reductions in manufacturing, SG&A and R&D, but were adversely affected by the unfavorable effects of foreign currency rate changes, lower effective selling prices and lower unit volumes. Digital & Applied Imaging, Document Imaging, Health Imaging and Entertainment Imaging reported improved earnings performance.

In the Commercial Imaging segment, SG&A expenses decreased 29% from 24.0% of sales to 19.2% of sales. Excluding advertising expenses, SG&A expenses decreased 29% from 21.3% of sales to 16.9% of sales. R&D expenses decreased 18% from 9.4% of sales to 8.6% of sales.

For the third quarter of 1998, earnings from equity interests and other revenues increased slightly due to gains on some investments. Interest expense was higher due to larger average levels of borrowings. Other costs decreased primarily because of lower foreign exchange losses, and because the 1997 third quarter reflected a $46 million pre-tax charge for payments in connection with litigation related to the sale of micrographics and copier parts. The effective tax rate was 34% in the third quarter of both 1998 and 1997.

Year to date

For the first three quarters of 1998, sales decreased 9% compared with the first three quarters of 1997, in part due to the transfer of a portion of the graphics business to the Kodak Polychrome Graphics joint venture. Excluding graphics sales from both years, and after removing from 1997 the reclassified promotional expenses (see Note 6), sales decreased 5%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

After removing from 1997 the reclassified promotional expenses (see Note
6), sales in the Consumer Imaging segment decreased 5%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales inside the U.S. decreased 1%, as higher unit volumes were more than offset by lower effective selling prices. Sales outside the U.S. decreased 9%, due to the unfavorable effects of foreign currency rate changes, lower effective selling prices and lower unit volumes.

After removing from 1997 the reclassified promotional expenses (see Note
6), worldwide film sales decreased 7%, due to the unfavorable effects of foreign currency rate changes, lower unit volumes and lower effective selling prices. U.S. film sales decreased 6%, due to lower effective selling prices. Outside the U.S., film sales decreased 7%, as higher effective selling prices were more than offset by the unfavorable effects of foreign currency rate changes and lower unit volumes.

After removing from 1997 the reclassified promotional expenses (see Note
6), worldwide color paper sales decreased 5%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. U.S. paper sales were level, as higher unit volumes were offset by lower effective selling prices. Outside the U.S., paper sales decreased 8%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Sales in the Commercial Imaging segment decreased 10%, in part due to the transfer of a portion of the graphics business to the Kodak Polychrome Graphics joint venture. Excluding the graphics business from both years, segment sales decreased 6%, due to the unfavorable effects of foreign currency rate changes, lower effective selling prices and lower unit volumes. In the U.S., sales decreased 6%, due to lower unit volumes and lower effective selling prices. Outside the U.S., sales decreased 5%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Earnings from operations for the Company increased 38%, as the Company continues to realize the benefits of cost reductions and significant gains in manufacturing productivity. Also, 1997 included a pre-tax charge of $186 million for in-process research and development associated with the acquisition of Wang Laboratories' software unit on March 17, 1997. Earnings were adversely affected by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Losses in the digital products portfolio, included in both the Commercial Imaging and Consumer Imaging segments, were $171 million for the first three quarters of 1998 compared with $308 million a year ago.

After adjusting 1997 for the reclassified promotional expenses (see Note
6), SG&A expenses for the Company decreased 16% from 26.2% of sales to 23.9% of sales. Excluding advertising expenses, SG&A expenses decreased 18% from 20.6% of sales to 18.3% of sales. Excluding the Wang charge, R&D expenses decreased 14% from 7.3% of sales to 6.8% of sales.

Earnings from operations in the Consumer Imaging segment increased 6%, as cost reductions in manufacturing, SG&A and R&D, and higher unit volumes, were mostly offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes.

In the Consumer Imaging segment, after removing from 1997 the reclassified promotional expenses (see Note 6), SG&A expenses decreased 10% from 28.8% of sales to 27.3% of sales. Excluding advertising expenses, SG&A expenses decreased 11% from 20.1% of sales to 18.8% of sales. R&D expenses decreased 8%, remaining at 5.3% of sales.

Earnings from operations in the Commercial Imaging segment increased 105% (or 38%, excluding from the first three quarters of 1997 a pre-tax charge of $186 million for in-process R&D associated with the acquisition of Wang Laboratories' software unit), as cost reductions in manufacturing, SG&A and R&D were partially offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Document Imaging, Digital & Applied Imaging, Health Imaging and Entertainment Imaging reported improved earnings performance.

In the Commercial Imaging segment, SG&A expenses decreased 24% from 23.3% of sales to 19.8% of sales. Excluding advertising expenses, SG&A expenses decreased 25% from 21.1% of sales to 17.6% of sales. Excluding the Wang charge, R&D expenses decreased 18% from 9.4% of sales to 8.5% of sales.

For the first three quarters of 1998, earnings from equity interests and other revenues increased significantly due to a pre-tax gain of $66 million ($.13 per diluted share) on the sale of a portion of the Company's equity interest in Gretag Imaging Group, as well as gains from sales of real estate and the divestiture of some relatively small businesses. Interest expense was higher due to larger average levels of borrowings. The effective tax rate was 34% in the first three quarters of both 1998 and 1997.

From the beginning of the fourth quarter of 1997 through September 30, 1998, approximately 10,000 employees have left the Company under restructuring programs. This includes 2,200 employees separated by the end of 1997, 3,400 separated during the first quarter of 1998, 2,000 separated during the second quarter of 1998, and 2,400 separated during the third quarter of 1998. Kodak employment as of the end of the third quarter of 1998 is approximately 90,000, slightly lower than at the end of the second quarter of 1998. Workforce reductions have been largely offset by planned hiring in China and planned seasonal hiring in worldwide photofinishing operations.

Since the inception of its cost reduction program, the Company has achieved net savings of $649 million, including $293 million in the third quarter of 1998. The third quarter figure includes approximately $50 million of savings from lower pension and health care costs due to reduced headcount resulting from the restructuring programs, but does not include the benefit of divestitures or the effects of changes in exchange rates and is net of increased investments. Many of the anticipated future headcount reductions are associated with portfolio actions which will generate a lower rate of savings.

On December 31, 1996, Danka Business Systems PLC (Danka) and the Company entered into an agreement for Danka to acquire the sales, marketing and equipment services operations of the Company's Office Imaging business, as well as the Company's facilities management business, then known as Kodak Imaging Services. In connection with this agreement, the Company supplies high-volume copiers and printers to Danka, and Danka provides the Company with R&D funding. Danka is the Company's primary customer for Office Imaging products, accounting for about 90% of Office Imaging's annual sales of approximately $425 million.

Danka is currently experiencing financial difficulties, which could affect Danka's ongoing ability to fulfill the terms of its agreements with the Company. The Company continues to assess the situation with Danka, and could be required to take actions that would result in charges for employee severance and for write-downs of facilities, equipment and working capital. Such charges could have a material impact on the Company's financial position and results of operations.

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

On April 30, 1998, the Company and Intel Corporation announced a series of agreements that cover joint development efforts in digital imaging products and platforms, a broad patent cross-license, upgrading of Kodak's Qualex photofinishing laboratories with Intel architecture and new scanning equipment, and collaborative consumer-oriented marketing efforts which could amount to $150 million (each company contributing half) over a three-year period.

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

YEAR 2000

In 1996, the Company established a formal global program office to assess the impact of the Year 2000 issue on the software and hardware utilized in the Company's internal operations and included in its product offerings to customers. The assessment addresses software applications, systems software, information technology (IT) infrastructure, embedded manufacturing control technology, and products and services. Representatives of the global program office and operating divisions meet monthly with the Chief Financial Officer to monitor program status and address issues. In July 1998, the global program office presented its first quarterly update to the Board of Directors. In June 1998, an independent third party completed a comprehensive review of the Company's overall Year 2000 program.

The project phases include: inventorying affected technology and assessing impact of the Year 2000 issue; developing solution plans; modification; testing and certification; implementation; and developing contingency plans. All components of software and hardware of the Company are presently in various phases. The Company expects to have its mission-critical IT systems and server infrastructure tested and installed by the end of 1998, and manufacturing control systems Year 2000 compliant by mid-year 1999. The Company also expects that actively supported products and services, which are presently in the first five phases, will be compliant by the end of August, 1999. The product commercialization process has been modified so that it will produce compliant products.

During the third quarter of 1998, the project team increased global mission-critical compliance from 50% to 70%, used mainframe test facilities to simulate remaining mission-critical formal applications, completed an inventory, assessment and solution plan for the Company's U.S. server network and allocated resources to support the fourth quarter workplan.
The project team drove advances in remediation of products and services, and in compliance of operating divisions and third parties.

The Company relies on third-party suppliers for many systems, products and services including telecommunications and data center support. The Company will be adversely impacted if these suppliers do not make necessary changes to their own systems and products successfully and in a timely manner. The Company has a formalized comprehensive supplier compliance program in place. As a third-party supplier to other companies, the Company has posted its own product compliance plan on its Internet web site (www.kodak.com/go/year2000), which was enhanced during the third quarter to support customer and business partner inquiries.

Costs of software and hardware remediation were $13 million in 1997, and are estimated to be $27 million, $12 million and $6 million in 1998, 1999 and 2000, respectively. These remediation efforts, almost entirely for software, will not increase the Company's spending on information technology because some normal development and maintenance work has been postponed. Furthermore, some non-compliant systems will be eliminated in 1999 as the Company installs Year 2000 compliant globally deployed ERP/SAP software in connection with its enterprise resource planning project. A charge for the total cost of product modification of $20 million was accrued in 1997. At September 30, 1998, the Company had a reserve of $11 million to cover remaining product modifications.

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

The Company has contingency plans for some mission-critical applications and is working on plans for others. For example, plans for the U.S. payroll system have been in place since January 1998, while plans for sensitized goods manufacturing will be completed by year-end 1998. Contingency plans involve, among other actions, manual workarounds, increased inventories and extra staffing.

THE EURO

The Treaty on European Union provides that an economic and monetary union ("EMU") will be established in Europe whereby a single European currency, the euro, will be introduced and replace the currencies of participating member states. The euro will be introduced on January 1, 1999, at which time the value of participating member state currencies will be irrevocably fixed against the euro and the European Currency Unit ("ECU") will be replaced at the rate of one euro to one ECU. For the three year transitional period ending December 31, 2001, the national currencies of member states will continue to circulate but be sub-units of the euro. New public debt will be issued in euro and existing debt may be redominated into euro. At the end of the transitional period, euro banknotes and coins will be issued, and the national currencies of the member states will cease to be legal tender no later than June 30, 2002. The countries adopting the euro on January 1, 1999 are Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal, and Spain. Other countries are expected to follow later. The Company has operations in all of these countries.

It is probable that selling prices of products and services will experience downward pressure, as current price variations among countries are reduced due to easy comparability of euro prices across countries. Prices will tend to harmonize at the lowest level, although value added taxes and transportation costs will still justify price differentials. Adoption of the euro will probably accelerate existing market and pricing trends including pan-European buying and general price erosion.

On the other hand, currency exchange and hedging costs will be significantly reduced; lower prices and pan-European buying will benefit the Company in its purchasing endeavors; there will no longer be gray imports and exports triggered by currency fluctuations among participating countries, since currency relationships will be frozen; the number of banks and suppliers needed will be reduced; there will be less variation in payment terms; and the Company will be able to expand into new marketing channels such as mail order and internet marketing.

The Company is in the process of making changes in areas such as marketing and pricing, purchasing, contracts, payroll, taxes, cash management and treasury operations. Billing systems will be modified so that, beginning in 1999, the Company will be able to show total gross, value added tax, and net in euros on national currency invoices, to enable customers to pay in the new euro currency if they wish to do so. Systems for pricing, payroll and expense reimbursements will continue to use national currencies until year-end 2001. The functional currencies of the Company's operations in affected countries will remain the national currencies until approximately year-end 2000, when they will change to the euro.

The systems costs of adopting the euro are estimated to be less than $4 million because many non-euro-compliant systems will be eliminated as the Company installs ERP/SAP software in connection with its enterprise resource planning project. The Company plans to be at least minimally euro-compliant when necessary, and is preparing contingency plans to address potential delays in systems implementation.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement must be adopted by the Company in the year 2000, but may be adopted in any earlier fiscal quarter, and is not to be applied retroactively. If the Company had adopted SFAS No. 133 as of July 1, 1998, the impact would not have been material to its results of operations or financial position. The Company has not yet determined when it will adopt this Statement.
---------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1998, the Company repurchased $158 million of shares under the $2 billion repurchase program initiated in 1996, bringing to $1.6 billion the total cost of treasury shares purchased under that program. The Company expects to complete the program early in 1999.

As described in Note 3, Acquisitions, the Company will pay $520 million in cash to acquire most of Imation Corp.'s worldwide medical imaging business. This cash will be obtained from internal operations and, if needed, from the capital markets.

As described in Note 4, Divestitures, the Company will receive $137 million in cash from the sale of the assets and liabilites of NanoSystems to Elan in the fourth quarter of 1998.

Net cash provided by operating activities for the first three quarters of 1998 was $438 million, as net earnings of $1,118 million, which included non-cash expenses for depreciation and amortization of $619 million, were offset by decreases in liabilities (excluding borrowings) of $553 million, a $334 million increase in inventories and a $216 million increase in receivables. Net cash used in investing activities of $883 million for the first three quarters of 1998 was due primarily to additions to properties of $619 million and acquisitions (net of cash acquired) of $415 million. Net cash provided by financing activities of $94 million for the first three quarters of 1998 was due to net increases in borrowings of $516 million and exercise of employee stock options of $163 million, offset by $427 million of dividend payments and $158 million of stock repurchases.

During the third quarter of 1998, a cash dividend of $142 million (44 cents per share) was declared on the Company's common stock, versus $143 million (44 cents per share) a year ago. Total cash dividends declared for the year-to-date periods of 1998 and 1997 amounted to $427 million ($1.32 per share) and $434 million ($1.32 per share), respectively.

Cash, cash equivalents and marketable securities were $434 million at the end of the third quarter, compared with $752 million at year-end 1997. Net working capital at the end of the quarter was $254 million, compared with $298 million at year-end 1997. The decrease in cash, cash equivalents and marketable securities is primarily attributable to the Company's investments in China and restructuring payments.

Capital additions for the third quarter of 1998 were $246 million compared with $346 million for the third quarter of 1997. For the first three quarters of 1998, capital additions were $619 million versus $1,024 million a year ago.
---------------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the Private Securities
Litigation Reform Act of 1995. Forward-looking statements in this 10-Q relate to the Company's Year 2000 and euro compliance efforts, including expectations about compliance timetables and costs.

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

The majority of foreign currency forward contracts are denominated in Australian, British, French, German, Irish and Spanish currencies. The magnitude and nature of such hedging activities are explained further in
Note 11, Financial Instruments, in the Company's 1997 Annual Report on Form
10-K.   If foreign currency exchange rates of currencies sold increased
10%, the Company would incur a $106 million loss on foreign currency forward contracts outstanding at September 30, 1998. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

The Company has used silver option and forward contracts to minimize its exposure to increases in silver price in 1998 and 1999. As of September 30, 1998, the Company had hedged almost all of its planned silver requirements for 1998 and the first quarter of 1999, and had open forward contracts. Based on broker-quoted termination values, if the price of silver decreased 10% from $5.39 per troy ounce at September 30, 1998, the fair value of silver forward contracts would be reduced by $15 million. Such losses in fair value, if realized, would be offset by lower costs of silver-containing products manufactured during 1998 and 1999.

The Company is exposed to interest rate risk primarily through its borrowing activities and less so through investments in marketable securities. The Company utilizes U.S. dollar-denominated commercial paper and borrowings as well as foreign currency-denominated borrowings to fund its working capital and investment needs. The majority of short- and long-term borrowings and marketable securities are in fixed-rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. Using a yield-to-maturity analysis, if interest rates increased 10% (about 51 basis points) with the September 30, 1998 level of debt and marketable securities, there would be decreases in fair value of marketable securities, short-term and long-term borrowings of $1 million, $1 million and $10 million, respectively.
---------------------------------------------------------------------------

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

Two cases that raise essentially the same antitrust issues as ITS are pending in federal district court in San Francisco: Nationwide, et al v. Eastman Kodak Company, filed March 10, 1995, and A-1 Copy Center, et al v. Eastman Kodak Company, filed December 13, 1993. A-1 is a consolidated class action. The complaints in both cases seek unspecified compensatory and punitive damages. On September 16, 1998, the Company and plaintiffs in ITS, Nationwide, and A-1 engaged in a successful mediation, effectively concluding these cases. Under the terms of the mediated settlement, the Company will make a payment to plaintiffs in return for plaintiffs' discontinuance of the litigation, with prejudice. The amount of the Company's payment, which was covered by previously recorded reserves, will not be material to the Company's financial position or results of operations. The resolution of A-1, the class action, is subject to court approval.

A fourth repair parts case, Broward Microfilm, Inc. v. Eastman Kodak Company, a purported national class action which was filed February 27, 1996 in federal district court in Miami, was dismissed without prejudice on May 13, 1998.

On July 7, 1998, the Company received a proposed administrative Consent Order seeking unspecified penalties and a compliance schedule from the New York State Department of Environmental Conservation, to address alleged violations of the Environmental Conservation Law and regulations at the Company's Kodak Park manufacturing complex in Rochester, New York. The violations alleged are primarily comprised of air, water, and hazardous substance releases and incidents, largely accidental, that have been reported by the Company to the Agency over the past five years. The Company expects that it will be assessed a civil penalty in excess of $100,000.

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

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the quarter ended September 30, 1998.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    November 10, 1998
                                    E. Mark Rajkowski
                                    Controller

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules


Exhibit                                                            Page No.


(10) I.  Eastman Kodak Company 1995 Omnibus Long-Term Compensation
         Plan, as amended effective October 8, 1998.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996, the Quarterly Report on Form 10-Q for
         the quarterly period ended March 31, 1997, the Quarterly
         Report on Form 10-Q for the quarterly period ended
         March 31, 1998, and the Quarterly Report on Form 10-Q for
         the quarterly period ended June 30, 1998, Exhibit 10.)        25

(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-Q.

                                                            Exhibit (10) I.


      EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM COMPENSATION PLAN


The first sentence of Section 6.1, entitled "Available Shares," is hereby amended in its entirety to read as follows:

  The maximum number of shares of Common Stock, $2.50 par value per share, of Kodak which shall be available for grant of Awards under the Plan (including incentive stock options) during its term shall not exceed 22,000,000.