Form 10-K
period 1998-12-31
EASTMAN KODAK CO
filed 1999-03-10
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the year ended December 31, 1998 or

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

At December 31, 1998 322,798,358 shares of Common Stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the New York Stock Exchange at January 12, 1999) of the voting stock held by nonaffiliates was approximately $25.7 billion.

                                 PART I

ITEM 1.  BUSINESS

Eastman Kodak Company (the Company or Kodak) is engaged primarily in developing, manufacturing and marketing consumer, professional, health and other imaging products. Kodak's sales, earnings and identifiable assets by operating segment for the past three years are shown in Note 18, Segment Information.
---------------------------------------------------------------------------

CONSUMER IMAGING SEGMENT

Sales of the Consumer Imaging segment for 1998, 1997 and 1996 were (in millions) $7,164, $7,681 and $7,659, respectively.

Kodak manufactures and markets various components of consumer imaging systems. For traditional consumer amateur photography, Kodak supplies films, photographic papers, processing services, photofinishing equipment, photographic chemicals, cameras (including single-use) and projectors. The Advanced Photo System is an amateur system of cameras, films and photofinishing which delivers a variety of consumer features such as drop-in loading, multiple print size options, index prints, and negatives returned in the cartridge. Kodak has also developed products that bridge traditional silver halide and digital products. These products include kiosks and scanning systems to digitize images, digital media for storing images, software for enhancing images and a network for transmitting images.

Marketing and Competition. Kodak's consumer imaging products and services are distributed worldwide through a variety of channels. Individual products are often used in substantial quantities in more than one market. Most sales of the Consumer Imaging segment are made through retailers. Independent retail outlets selling Kodak amateur products total many thousands. In a few areas abroad, Kodak products are marketed by independent national distributors. In addition, certain consumer products may be purchased through the Internet.

Kodak's advertising programs actively promote its consumer imaging products and services in its various markets, and its principal trademarks, trade dress and corporate symbol are widely used and recognized.

Kodak's consumer imaging products and services compete with similar products and services of others. Competition in traditional and digital consumer imaging markets is strong throughout the world. Many large and small companies offer similar consumer products and services that compete with Kodak's business. Kodak's products are continually improved to meet the changing needs and preferences of its customers.

Raw Materials. The raw materials used by the Consumer Imaging segment are many and varied and generally available. Silver is one of the essential materials in traditional photographic film and paper manufacturing. Digital electronic components are becoming more prevalent in product offerings.
------------------------------------------------------------------------

KODAK PROFESSIONAL SEGMENT

Sales of the Kodak Professional segment for 1998, 1997 and 1996 were (in millions) $1,840, $2,272 and $2,367, respectively.

Products of the Kodak Professional segment include films, photographic papers, digital cameras, printers and scanners, chemicals, and services targeted to professional customers. These products serve professional photofinishers, professional photographers and commercial printers and publishers.

Kodak Polychrome Graphics, a 50/50 joint venture with Sun Chemical Corporation, was formed on December 31, 1997. The joint venture assumed responsibility for the photographic plate business, as well as for the marketing of Kodak graphic arts film, and proofing materials and equipment. Sales for the segment decreased in 1998 primarily because the Company now sells graphics products to the joint venture, rather than selling completed products to final customers.

Marketing and Competition. Kodak's professional imaging products and services are distributed through a variety of channels, including the Internet. Most sales of the Kodak Professional segment are made to professional photographers, printers and publishers.

Kodak's professional imaging products and services compete with similar products and services of other small and large companies. Strong competition exists throughout the world in these markets. Kodak's products are continually improved to meet the changing needs and preferences of its customers.

Raw Materials. The raw materials used by the Kodak Professional segment are many and varied and generally available. Silver is one of the essential materials used in the manufacturing of professional photographic, industrial x-ray, and graphic arts film, and paper. Digital electronic components are becoming more prevalent in product offerings.
------------------------------------------------------------------------

HEALTH IMAGING SEGMENT

Sales of the Health Imaging segment for 1998, 1997 and 1996 were (in millions) $1,526, $1,532 and $1,627, respectively.

The products of the Health Imaging segment are used to capture, store, process, print and display images and information in a variety of forms for customers in the health care industry, for both primary and referral diagnoses.

Products of the Health Imaging segment include medical films, chemicals, and processing equipment, as well as services for health care professionals. The Health Imaging segment serves customers for general radiology products and specialty health markets, including cardiology, dental, mammography, oncology and ultrasound imaging.

On November 30, 1998, Kodak acquired the worldwide medical imaging business of Imation Corp., which includes Imation's manufacturing facilities in White City, Oregon and Oakdale, Minnesota, and all of the outstanding shares of Imation's Cemax-Icon subsidiary in Fremont, California. The acquired business generates approximately $500 million in revenues annually.
See Note 16, Acquisitions and Joint Ventures.

Marketing and Competition. Kodak's health imaging products and services are distributed through a variety of channels, primarily to health care organizations.

Kodak's health imaging products and services compete with similar products and services of other small and large companies. Strong competition exists throughout the world in these markets. Kodak's products are continually improved to meet the changing needs and preferences of its health care customers.

Raw Materials. The raw materials used by the Health Imaging segment are many and varied and generally available. Silver is one of the essential materials used in X-ray film manufacturing.
------------------------------------------------------------------------

OTHER IMAGING SEGMENT

Sales of the Other Imaging segment for 1998, 1997 and 1996 were (in millions) $2,876, $3,053 and $4,315, respectively.

Products of the Other Imaging segment include motion picture films, audiovisual equipment, certain digital cameras and printers, copiers, microfilm products, applications software, printers, scanners and other business equipment, as well as supplies and service agreements to support certain of these products. These products serve customers primarily in motion picture and television, office automation, and government markets.

Marketing and Competition. Products and services of the Other Imaging segment are distributed through a variety of channels. The Company also sells and leases business equipment directly to users, and has a presence on the Internet. The Company manufactures copiers and sells them through its non-exclusive distributor, Danka Business Systems PLC (Danka), and through OEM (Original Equipment Manufacturer) channels. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

These products and services compete with similar products and services of other small and large companies. Strong competition exists throughout the world in these markets. Kodak's products are continually improved to meet the changing needs and preferences of its customers.

Raw Materials. The raw materials used are many and varied and generally available. Silver is one of the essential materials in traditional film manufacturing. Electronic components represent a significant portion of the cost of the materials used in the manufacture of business equipment.

---------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development. Research and development expenditures for 1998, 1997 and 1996 were (in millions) $922, $1,230 and $1,028, respectively.
The 1998 figure includes a $42 million charge for the write-off of in-process research and development associated with the acquisition of Imation Corp.'s worldwide medical imaging business on November 30, 1998. The 1997 figure includes a $186 million charge for the write-off of in-process research and development associated with the acquisition of Wang Laboratories' software unit on March 17, 1997. See Note 15, Acquisitions and Joint Ventures.

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

It is the Company's policy to carry out its business activities in a manner consistent with sound health, safety and environmental management practices, and to comply with applicable health, safety and environmental laws and regulations. Kodak continues to engage in a program for environmental protection and control.

Environmental protection is further discussed in Item 3, Legal Proceedings, and in the Notes to Financial Statements.
---------------------------------------------------------------------------

EMPLOYMENT

At the end of 1998, the Company employed 86,200 people, of whom 46,300 were employed in the U.S.
---------------------------------------------------------------------------

Financial information by geographic areas for the past three years is shown in Note 18, Segment Information.
---------------------------------------------------------------------------

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

Products in the Kodak Professional segment are manufactured in the United States primarily in Rochester, New York. Manufacturing facilities outside the United States are located in Brazil, Canada, China, England, France, Germany, Japan and Mexico.

Products in the Health Imaging segment are manufactured in the United States primarily in Rochester, New York; Windsor, Colorado; Oakdale, Minnesota; White City, Oregon; and Fremont, California. Manufacturing facilities outside the United States are located in Brazil, China, France, Germany, India and Mexico.

Products in the Other Imaging segment are manufactured in the United States primarily in Rochester, New York and Windsor, Colorado. Manufacturing facilities outside the United States are located in Brazil, Canada, England, France, Germany, India, Ireland and Mexico.

Properties within a country are generally shared by all segments operating within that country.

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

Two cases that raise essentially the same antitrust issues as ITS are Nationwide, et al v. Eastman Kodak Company, filed March 10, 1995, and A-1 Copy Center, et al v. Eastman Kodak Company, filed December 13, 1993. Both cases were filed in federal district court in San Francisco. A-1 is a consolidated class action. The complaints in both cases seek unspecified compensatory and punitive damages. On September 16, 1998, the Company and plaintiffs in ITS, Nationwide, and A-1 engaged in a successful mediation, effectively concluding these cases. Under the terms of the mediated settlement, the Company will make payments to plaintiffs in return for plaintiffs' discontinuance of the litigation, with prejudice. The amount of the Company's payments, which was covered by previously recorded reserves, will not be material to the Company's financial position or results of operations.

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

None.
--------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

(as of December 31, 1998)
                                                      Date First Elected
                                                         an         to
                                                     Executive    Present
    Name               Age       Positions Held       Officer     Office

George M. C. Fisher     58   Chairman of the Board,
                             Chief Executive Officer    1993       1995
Joerg D. Agin           56   Senior Vice President      1996       1996
Michael P. Benard       51   Vice President             1994       1994
Richard T. Bourns *     64   Senior Vice President      1988       1990
Daniel A. Carp          50   President and Chief
                             Operating Officer          1995       1997
Martin M. Coyne, II     49   Vice President             1997       1995
Jesse J. Greene, Jr.    53   Vice President, Finance    1998       1998
Carl E. Gustin, Jr.     47   Senior Vice President      1995       1995
Harry L. Kavetas        61   Chief Financial Officer
                             and Executive Vice
                             President                  1994       1994
Robert J. Keegan        51   Senior Vice President      1997       1997
Carl F. Kohrt           55   Executive Vice President
                             and Assistant Chief
                             Operating Officer          1995       1995
Michael P. Morley       55   Senior Vice President      1994       1994
Candy M. Obourn         48   Vice President             1997       1991
E. Mark Rajkowski       40   Controller                 1998       1998
Willy C. Shih           47   Vice President             1997       1997
Patrick T. Siewert      43   Vice President             1997       1995
Eric L. Steenburgh      57   Executive Vice President
                             and Assistant Chief
                             Operating Officer          1998       1998
Gary P. Van Graafeiland 52   General Counsel and
                             Senior Vice President      1992       1992

* Retired February 1, 1999

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for more than five years, except Mr. Kavetas, who joined the Company on February 11, 1994; Mr. Greene, who joined the Company on June 20, 1994; Mr. Gustin, who joined the Company on August 15, 1994; Mr. Agin, who joined the
Company on September 1, 1995; Mr. Coyne, who joined the Company on September 5, 1995; Mr. Keegan, who joined the Company on July 1, 1997; Mr. Shih, who joined the Company on July 7, 1997; Mr. Steenburgh, who joined the Company on April 13, 1998; and Mr. Rajkowski, who joined the Company on July 13, 1998. Prior to joining Kodak, Mr. Kavetas held executive positions with International Business Machines (IBM) Corporation, most recently as President, Chief Executive Officer and a director of IBM Credit Corporation. Prior to joining Kodak, Mr. Greene held executive positions with International Business Machines (IBM) Corporation, most recently as Assistant Treasurer. Prior to joining Kodak, Mr. Gustin held executive positions with Digital Equipment Corporation
(DEC), which he joined in 1994, and Apple Computer. Prior to joining Kodak in 1995, Mr. Agin held executive positions with Universal Studios, most recently as Senior Vice President, New Technology and Business Development. Prior to joining Kodak in 1995, Mr. Coyne was president of his own consulting firm, "M. M. Coyne & Associates." Mr. Coyne was previously employed by Kodak, leaving early in 1995 from the position of Executive Director, Health Group Marketing. Prior to joining Kodak in 1997, Mr. Keegan held the position of Executive Vice President with Avery Dennison Corporation since 1995. Mr. Keegan was previously employed by Kodak, leaving in 1995 from the position of General Manager of Consumer Imaging for Kodak's European, Middle Eastern and African Region. Prior to joining Kodak, Mr. Shih was Vice President of Marketing for Technical Computing at Silicon Graphics Computer Systems, which he joined in 1995. Prior to joining that company, Mr. Shih held executive positions with DEC, which he joined in 1994, and IBM Corporation. Prior to joining Kodak in 1998, Mr. Steenburgh held senior management positions at Xerox Corporation, Ricoh Company, Ltd., Goulds Pumps, and most recently, President of the Industrial Pump Group Worldwide at ITT Fluid Technology Corporation, a part of ITT Industries. Prior to joining Kodak in 1998, Mr. Rajkowski was employed at Price Waterhouse LLP (now PricewaterhouseCoopers LLP) where he was the Upstate New York Technology Group Managing Partner and an Audit and Business Advisory Services Partner.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.
---------------------------------------------------------------------------

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Eastman Kodak Company common stock is principally traded on the New York Stock Exchange. There are 129,495 shareholders of record of common stock as of December 31, 1998. See Liquidity and Capital Resources, and Market Price Data in Management's Discussion and Analysis of Financial Condition and Results of Operations.
---------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 68.
---------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
(in millions, except per share data)

                                 1998   Change     1997   Change     1996
Sales                         $13,406    - 8%   $14,538    - 9%   $15,968
Earnings from operations        1,888               130             1,845
Earnings from continuing
 operations                     1,390                 5             1,011
Gain on sale of discontinued
 operations                         -                 -               277
Net earnings                    1,390                 5             1,288
Basic earnings per share         4.30               .01              3.82
Diluted earnings per share       4.24               .01              3.76

1998

The Company results for the year included the following:

The sale of its NanoSystems subsidiary, resulting in a pre-tax gain of $87 million ($57 million after-tax). See Note 16, Sales of Assets and Divestitures.

The sale of part of its investment in Gretag Imaging Group (Gretag), resulting in a pre-tax gain of $66 million ($44 million after-tax). See
Note 16, Sales of Assets and Divestitures.

A pre-tax charge of $132 million ($87 million after-tax) for asset write-downs and employee severance in the Office Imaging division of the Document Imaging business unit resulting from significant volume reductions by the primary customer for Office Imaging products, Danka Business Systems PLC (Danka) (the "Office Imaging charge"). See Note 16, Sales of Assets and Divestitures.

A pre-tax charge of $45 million ($30 million after-tax), primarily for in-process research and development (R&D), associated with the acquisition of the medical imaging business of Imation Corp. (the "Imation charge"). See
Note 15, Acquisitions and Joint Ventures.

Excluding the above items, and pre-tax litigation charges of $35 million ($23 million after-tax) relating primarily to Health Imaging, net earnings would have been $1,429 million. Basic earnings per share would have been $4.42 and diluted earnings per share would have been $4.37.

1997

The Company results for the year included the following:

A pre-tax charge of $1,455 million ($990 million after-tax) for restructuring, asset impairments and other charges. See Note 11, Restructuring Programs.

A pre-tax charge of $186 million ($123 million after-tax) for a write-off of in-process R&D associated with the acquisition of Wang Laboratories' software unit (the "Wang charge"). See Note 15, Acquisitions and Joint Ventures.

A pre-tax charge of $46 million ($30 million after-tax) taken as a reserve for payments required in connection with the Image Technical Service, Inc. litigation relating to the sale of micrographics and copier parts (the "ITS charge").

Excluding these charges, net earnings would have been $1,148 million. Basic earnings per share would have been $3.52 and diluted earnings per share would have been $3.46.

1996

The Company results for the year included the following:

A pre-tax charge of $358 million ($256 million after-tax) for restructuring. See Note 11, Restructuring Programs.

A pre-tax charge of $387 million ($252 million after-tax) related to the sale of the Office Imaging sales and services business (the "Office Imaging business"). See Note 16, Sales of Assets and Divestitures.

After-tax income of $277 million from discontinued operations associated with the sale of the non-imaging health businesses in 1994. See Note 17, Discontinued Operations.

Excluding these items, net earnings would have been $1,519 million. Basic earnings per share would have been $4.50 and diluted earnings per share would have been $4.43.

DETAILED RESULTS OF OPERATIONS
Sales by Operating Segment
(in millions)
                                 1998   Change     1997   Change     1996

Consumer Imaging
  Inside the U.S.             $ 3,342    - 4%   $ 3,477    + 5%   $ 3,319
  Outside the U.S.              3,822    - 9      4,204    - 3      4,340
                              -------    ---    -------    ---    -------
Total Consumer Imaging          7,164    - 7      7,681      -      7,659
                              -------    ---    -------    ---    -------
Kodak Professional
  Inside the U.S.                 725    -22        927    + 1        917
  Outside the U.S.              1,115    -17      1,345    - 7      1,450
                              -------    ---    -------    ---    -------
Total Kodak Professional        1,840    -19      2,272    - 4      2,367
                              -------    ---    -------    ---    -------
Health Imaging
  Inside the U.S.                 668    - 2        682    - 4        707
  Outside the U.S.                858    + 1        850    - 8        920
                              -------    ---    -------    ---    -------
Total Health Imaging            1,526      -      1,532    - 6      1,627
                              -------    ---    -------    ---    -------
Other Imaging
  Inside the U.S.               1,558    - 7      1,681    -31      2,434
  Outside the U.S.              1,318    - 4      1,372    -27      1,881
                              -------    ---    -------    ---    -------
Total Other Imaging             2,876    - 6      3,053    -29      4,315
                              -------    ---    -------    ---    -------
Total Sales                   $13,406    - 8%   $14,538    - 9%   $15,968
                              =======    ===    =======    ===    =======

Earnings (Loss) From Operations by Operating Segment - See Note 18, Segment Information.

Net Earnings (Loss) by Operating Segment - See Note 18, Segment
Information.


1998 COMPARED WITH 1997

CONSOLIDATED
------------

Worldwide sales for 1998 were 8% lower than in 1997, largely due to the transfer of a portion of Kodak's graphics business to a joint venture, Kodak Polychrome Graphics, on December 31, 1997 (see Note 15, Acquisitions and Joint Ventures) and the reclassification of certain promotional expenses by the Company (the "promotion reclass," see discussion in Consumer Imaging section below). Excluding these effects, sales decreased 5% from the prior year. In addition, currency changes against the dollar unfavorably affected sales by $344 million in 1998 compared with 1997. Excluding the effects of currency rate changes and the above items, sales decreased 2%. A significant portion of this decrease resulted from volume declines in emerging markets, reflecting economic conditions.

Overall gross profit margins improved approximately one percentage point from 44.5% in 1997 to 45.6% in 1998, adjusting for the promotion reclass. Excluding $165 million of charges related to the 1997 restructuring program and $68 million of the Office Imaging charge recorded to cost of goods sold in 1998, gross profit margins improved from 45.7% in 1997 to 46.1% in 1998. This increase is primarily attributable to cost reductions and manufacturing productivity which more than offset the unfavorable effects of foreign currency rate changes, lower effective selling prices, and volume declines in emerging markets. Goodwill amortization increased to $116 million in 1998 from $80 million in 1997 primarily as a result of the Company's acquisitions in China (see Note 15, Acquisitions and Joint Ventures).

Selling, general and administrative (SG&A) expenses for the Company decreased 16% from 26.9% of sales in 1997 to 24.6% of sales in 1998. Adjusting 1997 for the promotion reclass and excluding $64 million of the Office Imaging charge recorded to SG&A in 1998 and the impact of the graphics business from both years, SG&A decreased 9% from 26.0% of sales to 24.9% of sales. This decrease is primarily attributable to the benefits associated with the Company's cost reduction program.

Excluding the Imation charge in 1998 and the Wang charge in 1997, R&D expenses decreased 16% from 7.2% of sales in 1997 to 6.6% of sales in 1998 as a result of improved expense management and reduced cost structure. See
Note 15, Acquisitions and Joint Ventures, for discussion of the Imation charge and the Wang charge and estimated costs to complete in-process R&D projects.

Earnings from operations increased $1,758 million from the prior year. Excluding from 1997 the $1,455 million charge for restructuring costs, asset impairments and other charges, and the $186 million Wang charge, and excluding from 1998 the $132 million Office Imaging charge and the $45 million Imation charge, earnings from operations for the Company increased 17%, as cost reductions and manufacturing productivity more than offset lower effective selling prices and the unfavorable effects of foreign currency rate changes.

Other income (charges) increased significantly from $21 million in 1997 to $328 million in 1998. This increase is primarily attributable to gains on the sales of NanoSystems and part of the Company's investment in Gretag, gains from sales of real estate, and the divestiture of some relatively small businesses, offset by litigation charges recorded in 1998. Interest expense increased 12% from the prior year, to $110 million, as a result of higher average borrowings.

The effective tax rates were 34% in both 1998 and 1997, excluding restructuring costs, asset impairments and other charges of $1,455 million and the related tax benefit of $465 million from 1997.

From the beginning of the fourth quarter of 1997 through December 31, 1998, approximately 11,950 employees have left the Company under the 1997 and 1996 restructuring programs (see Note 11, Restructuring Programs). In addition, another 800 employees left the Company under a reserve taken in the second quarter of 1997. In connection with the restructuring programs, the Company reduced its operating costs by approximately $730 million in 1998. This amount includes approximately $95 million of lower pension and health care costs due to reduced headcount resulting from the restructuring programs. The 1998 savings of $730 million does not include the benefit of divestitures or the effects of changes in exchange rates, and is net of increased investments. Cost reductions were achieved across all business operations and also reflect the benefits of lower employee compensation. Many of the remaining headcount reductions under the restructuring programs are associated with portfolio actions and business exits which will generate a lower rate of savings in future periods.

In the fourth quarter of 1998, the Company increased its minimum target for the cost reduction program to $1.2 billion by the end of 1999. Savings from this program will continue to be reflected in earnings, which not only allows the Company to improve its results of operations, but also enhances its competitiveness. In addition, the Company will continue to invest in growth opportunities in both traditional photographic and digital imaging.

In connection with the sale of the Office Imaging business on December 31, 1996, the Company and Danka entered into agreements whereby the Company supplied high-volume copiers and printers to Danka and Danka provided the Company with R&D funding. Danka is the Company's primary customer for Office Imaging products, accounting for approximately 90% of Office Imaging's annual sales.

Financial difficulties on the part of Danka affected its ability to fulfill the original terms of certain of its agreements with the Company in the fourth quarter of 1998. As a result, in December 1998, the Company's supply agreement and certain other agreements with Danka were terminated and interim arrangements for the supply by the Company to Danka of copier equipment, parts and supplies were established on a month-to-month basis. As a result of significant volume reductions by Danka, the Company was required to take action in the fourth quarter of 1998 that resulted in charges for employee severance (800 personnel) and write-downs of working capital and equipment. Such pre-tax charges amounted to $132 million and were recorded to cost of goods sold ($68 million) and SG&A expenses ($64 million). All actions with respect to this charge, including employee terminations, were taken by the Company in 1998. The Company continues to assess its strategic options for its Office Imaging business and may need to take further action in 1999 which could have a material impact on the Company's results of operations.

As described in Note 15, Acquisitions and Joint Ventures, the Company acquired Imation Corp.'s worldwide medical imaging business on November 30, 1998. The business acquired by Kodak generates approximately $500 million in revenues annually. This strategic acquisition strengthens the Company's Health Imaging segment with "dry" imaging output technology.

As described in Note 15, Acquisitions and Joint Ventures, the Company made investments in two newly formed companies operating in China in 1998. Under terms of agreements announced in 1998, the Company plans to invest more than $1 billion in China over the next several years. The investment will be used to upgrade technology, improve manufacturing capacity and expand distribution and marketing capability needed to build and support a strong domestic Chinese imaging industry.

On April 30, 1998, the Company and Intel Corporation announced a series of agreements that cover joint development efforts in digital imaging products and platforms, a broad patent cross-license, upgrading of Kodak's Qualex photofinishing laboratories with Intel architecture based scanning equipment, and collaborative consumer-oriented marketing efforts which could amount to $150 million (each company contributing half) over a three-year period.

On May 19, 1998, the Company and America Online, Inc. (AOL) announced an alliance to offer AOL members an exclusive new online service called "You've Got Pictures!"(sm). The service entails consumers taking pictures with traditional cameras and film, followed by photofinishers developing the film and then scanning and uploading pictures to AOL via Kodak PhotoNet online. Using an integrated feature of their AOL account, AOL members can view their pictures, organize them into an AOL Picture Album and allow others to access their images.

CONSUMER IMAGING
----------------

Consumer Imaging segment sales for the year decreased 7%. Adjusting 1997 for the promotion reclass discussed below, segment sales for the year decreased 5%, due to lower effective selling prices, the unfavorable effects of foreign currency rate changes and lower unit volumes. Sales inside the U.S. increased 1%, as higher unit volumes were mostly offset by lower effective selling prices. Sales outside the U.S. decreased 9%, due to the unfavorable effects of foreign currency rate changes, lower unit volumes and lower effective selling prices. Removing from both years sales of Fox Photo, Inc., which was sold in 1998 (see Note 16, Sales of Assets and Divestitures), worldwide segment sales decreased 4% and sales inside the U.S. increased 3%. Excluding the effects of currency rate changes and Fox Photo sales, worldwide segment sales decreased 1% and sales outside the U.S. decreased 5%.

In the Consumer Imaging segment, certain U.S. promotional expenses which are shown as sales price reductions in 1998 were shown as advertising and promotion expenses in 1997 and 1996. The amounts of those expenses were $164 million in 1997 and approximately $70 million in 1996. When comparing 1998 to 1997 and 1996, these amounts should be deducted from 1997 and 1996 sales as well as advertising expense.

Worldwide film sales decreased 7% from the prior year, adjusting 1997 for the promotion reclass, due to lower unit volumes, the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales inside the U.S. decreased 5%, as slightly higher unit volumes were more than offset by lower effective selling prices. Sales outside the U.S. decreased 8%, as higher effective selling prices were more than offset by lower unit volumes and the unfavorable effects of foreign currency rate changes.

Worldwide color paper sales decreased 4% from the prior year, adjusting 1997 for the promotion reclass, as higher unit volumes were more than offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Sales inside the U.S. increased 1%, as higher unit volumes were mostly offset by lower effective selling prices. Sales outside the U.S. decreased 7%, as modest increases in unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

SG&A expenses for the segment decreased 9% from 28.6% of sales in 1997 to 27.4% of sales in 1998, after adjusting 1997 for the promotion reclass. Excluding advertising expenses, SG&A expenses decreased 9% from 19.7% of sales in 1997 to 18.9% of sales in 1998. R&D expenses decreased 9% from 5.3% of sales in 1997 to 5.1% of sales in 1998.

Earnings from operations increased 1%, as cost reductions and manufacturing productivity were almost entirely offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Net earnings for the segment increased 8%, as a result of the gain on the sale of part of the Company's investment in Gretag, as well as decreased losses on foreign exchange.

KODAK PROFESSIONAL
------------------

Kodak Professional segment sales for the year decreased 19%. Excluding the impact of the graphics business from both years as a result of the joint venture discussed above, segment sales decreased 6%. This decrease is primarily due to the unfavorable effects of foreign currency rate changes, lower unit volumes and lower effective selling prices. Sales inside the U.S. decreased 22%, or 3% excluding the impact of the graphics business from both years, due to lower unit volumes. Sales outside the U.S. decreased 17%, or 8% excluding the impact of the graphics business from both years, due to the unfavorable effects of foreign currency rate changes and lower unit volumes.

SG&A expenses for the segment decreased 41% from 27.6% of sales in 1997 to 20.3% of sales in 1998. Excluding the impact of the graphics business from both years, SG&A expenses decreased 12% from 27.9% of sales in 1997 to 26.2% of sales in 1998. Excluding advertising expenses and the impact of the graphics business from both years, SG&A expenses decreased 11% from 23.9% of sales in 1997 to 22.7% of sales in 1998. Excluding the impact of the graphics business from both years, R&D expenses decreased 2%, increasing slightly from 11.5% of sales in 1997 to 11.9% of sales in 1998.

Earnings from operations increased 16%, as a result of reduced segment operating costs associated with the formation of the Kodak Polychrome Graphics joint venture and improvements in manufacturing productivity, offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Net earnings for the segment increased 23%, as a result of improvements in earnings from operations, the Company's earnings from its 50% interest in Kodak Polychrome Graphics and lower foreign exchange losses.

HEALTH IMAGING
--------------

Sales of the Health Imaging segment were essentially level with 1997. However, excluding sales from the medical imaging business acquired from Imation in 1998, segment sales decreased 3%, due to the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales inside the U.S. decreased 2%, or a decline of 5% excluding Imation, due to lower effective selling prices and lower unit volumes. Sales outside the U.S. increased 1%, or a decrease of 2% excluding Imation, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes.

Including one month of results from the medical imaging business acquired from Imation, SG&A expenses decreased 5% from 21.7% of sales in 1997 to 20.7% of sales in 1998. Excluding advertising expenses, SG&A expenses decreased 4% from 20.6% of sales in 1997 to 19.7% of sales in 1998. Excluding the 1998 Imation charge, R&D expenses decreased 13% from 8.0% of sales in 1997 to 6.9% of sales in 1998.

Earnings from operations increased 1%, including the Imation charge. Excluding the Imation charge, earnings from operations increased 15% as a result of cost reductions and manufacturing productivity which more than offset lower effective selling prices and the unfavorable effects of foreign currency rate changes. Net earnings for the segment decreased 4%, due to litigation charges. Excluding the Imation charge, net earnings increased 10%.

OTHER IMAGING
-------------

Sales of the Other Imaging segment decreased 6% for the year, primarily as a result of significant declines in Document Imaging (DI) and Commercial & Government Systems. Sales inside the U.S. decreased 7%, due to lower unit volumes and lower effective selling prices. Sales outside the U.S. decreased 4%, due to the unfavorable effects of foreign currency rate changes, lower unit volumes and lower effective selling prices. In the Office Imaging division of DI, sales fell sharply in the fourth quarter as a result of the primary customer for Office Imaging products, Danka, experiencing financial difficulties which resulted in significant volume reductions. In the Business Imaging Systems division of DI, sales declined as a result of portfolio changes which improved earnings performance. In Commercial & Government Systems, sales were negatively impacted by the completion of several large programs in 1997 for which follow-on programs were not fully underway in 1998.

SG&A expenses increased 3% from 20.9% of sales in 1997 to 22.8% of sales in 1998. Excluding advertising expenses, SG&A expenses increased from 18.6% of sales in 1997 to 19.8% of sales in 1998. Excluding the Wang charge, R&D expenses decreased 24% from 9.9% of sales in 1997 to 8.0% of sales in 1998, primarily due to reductions in Digital & Applied Imaging and DI.

Earnings from operations increased $245 million. Excluding the Wang charge in 1997 and the Office Imaging charge in 1998, earnings from operations increased $191 million. This increase is primarily attributable to the benefits of portfolio changes in the Business Imaging Systems division and improved performance in Digital & Applied Imaging. Net earnings for the segment increased $248 million as a result of improvements in earnings from operations and gains on sales of properties.


1997 COMPARED WITH 1996

CONSOLIDATED
------------

Worldwide sales for 1997 were 9% lower than in 1996, largely due to the sale of the Company's Office Imaging business in December 1996 and the significant adverse effects of the stronger U.S. dollar. Currency changes against the dollar unfavorably affected sales by $558 million in 1997 compared with 1996. Excluding the effects of currency rate changes and the sale of Office Imaging, sales increased 3%.

Removing the impact of the Office Imaging business from both years, overall gross profit margins as a percentage of sales decreased from 49.9% in 1996 to 45.8% in 1997. Excluding from 1997 $165 million of charges related to the 1997 restructuring program, gross profit margins decreased to 47.0% of sales, as the benefits of higher unit volumes and manufacturing productivity were more than offset by lower effective selling prices, the unfavorable effects of foreign currency rate changes and other charges including preproduction start-up costs and inventory write-offs. Goodwill amortization increased to $80 million in 1997 from $66 million in 1996 primarily due to the acquisition of Wang Laboratories' software unit.

Removing the impact of the Office Imaging business from both years, SG&A expenses for the Company decreased 2% from 27.7% of sales in 1996 to 27.5% of sales in 1997, as the favorable effects of foreign currency rate changes more than offset increased expenditures.

R&D expenditures were $1,044 million (excluding the Wang charge of $186 million) in 1997 and $1,028 million in 1996. Excluding the Wang charge, R&D expenses increased 2% from 6.4% of sales in 1996 to 7.2% of sales in 1997 as a result of increased expenditures across operating segments.

Earnings from operations declined 93%. Excluding restructuring costs, asset impairments and other charges totaling $1,455 million in 1997 and $358 million in 1996, earnings from operations declined 28% as the benefits of higher unit volumes and manufacturing productivity were more than offset by lower effective selling prices, the Wang charge and the unfavorable effects of foreign currency rate changes. Approximately $221 million of the decline in earnings from operations was due to currency rate changes.

Excluding from 1996 the $387 million loss on the sale of the Office Imaging business, other income (charges) decreased from $181 million in 1996 to $21 million in 1997, primarily due to lower interest income, the ITS charge and higher losses on foreign exchange.

The effective tax rates were 34% in both 1997 and 1996, excluding restructuring, asset impairments and other charges from both years, and the sale of the Office Imaging business from 1996.

In 1997, the Company's Board of Directors approved a fourth-quarter $1.5 billion charge for restructuring related to the strategic realignment of the Company's worldwide manufacturing, sales and marketing, R&D, administrative, and photofinishing operations. About half of the charge represented separation payments for approximately 16,100 employees whose positions would be eliminated. The other half of the charge related to asset write-downs and other costs associated with plans to reposition certain non-strategic businesses.

In 1996, the Company's Board of Directors approved a fourth-quarter $358 million charge for restructuring related to severance and other termination benefits and exit costs associated with the realignment of the Company worldwide. About two-thirds of the charge represented separation payments for approximately 3,900 employees whose positions would be eliminated. The remainder of the charge related to asset write-downs and other costs associated with plans to reposition certain non-strategic businesses. See
Note 11, Restructuring Programs.

CONSUMER IMAGING
----------------

Consumer Imaging segment sales for the year were level, as higher unit volumes were offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Without the effect of currency rate changes, sales increased 4%. Sales increased 5% in the U.S. and decreased 3% outside the U.S. Of the $158 million increase in the U.S., $117 million resulted from the inclusion of a full year's revenue in 1997 for Fox Photo, Inc., which was acquired in October 1996.

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

Worldwide color paper sales decreased 4%, as 8% volume gains were more than offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. U.S. sales decreased 13%, due to a 7% decline in unit volumes caused by consolidation of the U.S. photofinishing industry, as well as lower effective selling prices. Paper sales outside the U.S. increased 2%, driven by a 17% volume increase partially offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Sales increases reflect the impact of continuing growth in emerging markets and new customers gained in Europe.

Earnings from operations decreased 19%, as higher unit volumes were more than offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Net earnings for the segment decreased 20%, as a result of the decrease in earnings from operations as well as increased losses on foreign exchange.

KODAK PROFESSIONAL
------------------

Sales of the Kodak Professional segment decreased 4%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales inside the U.S. increased 1%, due to higher unit volumes. Sales outside the U.S. decreased 7%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Earnings from operations decreased 11%, primarily due to a functional transfer of R&D expenses from certain operations in the Other Imaging segment. The benefits of manufacturing productivity and higher unit volumes were offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Net earnings for the segment decreased 14%, primarily as a result of the decrease in earnings from operations.

HEALTH IMAGING
--------------

Sales of the Health Imaging segment decreased 6%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices. Sales inside the U.S. decreased 4%, as higher unit volumes were more than offset by lower effective selling prices. Sales outside the U.S. decreased 8%, as higher unit volumes were more than offset by the unfavorable effects of foreign currency rate changes and lower effective selling prices.

Earnings from operations decreased 15%, as higher unit volumes and manufacturing productivity were more than offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes. Net earnings for the segment decreased 17%, primarily as a result of the decrease in earnings from operations.

OTHER IMAGING
-------------

Sales of the Other Imaging segment decreased 29%, primarily due to the sale of the Office Imaging business. Sales inside the U.S. decreased 31% and sales outside the U.S. decreased 27%. Excluding the effect of the sale of Office Imaging, segment sales were level, as increases in Entertainment Imaging and Digital & Applied Imaging offset decreases in other business units.

Earnings from operations decreased $273 million, due to the Wang charge, operational losses in the new Eastman Software business unit, and increased losses in the Digital & Applied Imaging business unit. Net earnings decreased $234 million, as a result of the decrease in earnings from operations, and the ITS charge.

YEAR 2000

In 1996, the Company established a formal global program office to assess the impact of the Year 2000 issue on the software and hardware utilized in the Company's internal operations and included in its product offerings to customers. The assessment addresses software applications, systems software, information technology (IT) infrastructure, embedded manufacturing control technology, and products and services. Representatives of the global program office and operating divisions meet monthly with the Chief Financial Officer to monitor program status and address issues. In June 1998, an independent third party completed a comprehensive review of the Company's overall Year 2000 program. In October and December 1998 and February 1999, Senior Line Management presented status reports to the Board of Directors.

The project phases include: inventorying affected technology and assessing the impact of the Year 2000 issue; developing solution plans; modification; testing and certification; implementation; and developing contingency plans. All components of software and hardware of the Company are presently in various phases. The Company expects to have its mission-critical IT systems and server infrastructure tested and compliant by the end of the first quarter of 1999, and manufacturing control systems Year 2000 compliant by mid-year 1999. The Company also expects that actively supported products and services, which are presently in the first five phases, will be compliant by the end of August 1999. The product commercialization process has been modified so that it will produce compliant products.

During the fourth quarter of 1998, the project team continued to increase its global mission-critical IT compliance, used mainframe test facilities to simulate remaining mission-critical formal applications, completed assessment and solution plans for the Company's U.S. server network and allocated resources to support the 1999 workplan. The project team drove advances in remediation of products and services, and in compliance of operating divisions and third parties.

The Company relies on third-party suppliers for many systems, products and services including telecommunications and data center support. The Company will be adversely impacted if these suppliers do not make necessary changes to their own systems and products successfully and in a timely manner. The Company has a formalized comprehensive supplier compliance program in place. As a third-party supplier to other companies, the Company has posted its own product compliance plan on its Internet web site (www.kodak.com/go/year2000), which was enhanced during the third quarter of 1998 to support customer and business partner inquiries.

Costs of software and hardware remediation were $13 million in 1997, $27 million in 1998, and are estimated to be $12 million and $6 million in 1999 and 2000, respectively. These remediation efforts, almost entirely for software, will not materially increase the Company's spending on information technology because some normal development and maintenance work has been postponed. Furthermore, some non-compliant systems will be eliminated in 1999 as the Company installs Year 2000 compliant globally deployed ERP/SAP software in connection with its enterprise resource planning project. A charge for the total cost of customer product modification of $20 million was accrued in 1997. At December 31, 1998, the Company had a reserve of $6 million to cover remaining product modifications.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be "worst-case scenarios" in which the Company would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, the Company could be subject to litigation for Year 2000-related product failure, including equipment shutdown or failure to properly date business or medical records, and for health, environmental and safety issues relating to its facilities. The amount of potential liability and lost revenue cannot be reasonably estimated.

The Company has contingency plans for some mission-critical applications and is working on plans for others. For example, plans for the U.S. payroll system have been in place since January 1998, while detailed plans for sensitized goods manufacturing will be completed by mid-year 1999. An Executive Steering Committee is closely monitoring the progress of enterprise and business process contingency plans involving, among other actions, manual workarounds, increased inventories and extra staffing.

THE EURO

The Treaty on European Union provided that an economic and monetary union
(EMU) be established in Europe whereby a single European currency, the euro, replaces the currencies of participating member states. The euro was introduced on January 1, 1999, at which time the value of participating member state currencies was irrevocably fixed against the euro and the European Currency Unit (ECU) was replaced at the rate of one euro to one ECU. For the three-year transitional period ending December 31, 2001, the national currencies of member states will continue to circulate but be sub-units of the euro. New public debt will be issued in euro and existing debt may be redominated into euro. At the end of the transitional period, euro banknotes and coins will be issued, and the national currencies of the member states will cease to be legal tender no later than June 30, 2002. The countries which adopted the euro on January 1, 1999 are Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal, and Spain. Other countries are expected to follow later. The Company has operations in all of these countries.

As a result of the euro conversion, it is probable that selling prices of the Company's products and services will experience downward pressure, as current price variations among countries are reduced due to easy comparability of euro prices across countries. Prices will tend to harmonize, although value added taxes and transportation costs will still justify price differentials. Adoption of the euro will probably accelerate existing market and pricing trends including pan-European buying and general price erosion.

On the other hand, currency exchange and hedging costs will be significantly reduced; lower prices and pan-European buying will benefit the Company in its purchasing endeavors; the number of banks and suppliers needed will be reduced; there will be less variation in payment terms; and it will be easier for the Company to expand into new marketing channels such as mail order and Internet marketing.

The Company is in the process of making changes in areas such as marketing and pricing, purchasing, contracts, payroll, taxes, cash management and treasury operations. Billing systems will be modified so that, in 1999, the Company will be able to show total gross, value added tax, and net in euros on national currency invoices, to enable customers to pay in the new euro currency if they wish to do so. Systems for pricing, payroll and expense reimbursements will continue to use national currencies until year-end 2001. The functional currencies of the Company's operations in affected countries will remain the national currencies until approximately year-end 2000, when they will change to the euro.

The systems costs of adopting the euro are estimated to be less than $4 million since many non-euro-compliant systems will be eliminated as the Company installs ERP/SAP software in connection with its enterprise resource planning project. The Company plans to be at least minimally euro-compliant when necessary, and is preparing contingency plans to address potential delays in systems implementation.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in 1998 was $1,483 million. Net earnings, adjusted for depreciation and amortization, provided $2,243 million of operating cash. This was partially offset by decreases in liabilities (excluding borrowings) of $516 million relating primarily to severance payments for restructuring programs, and other changes in working capital. Net cash used in investing activities of $1,839 million in 1998 was utilized primarily for capital expenditures of $1,108 million and acquisitions, net of cash acquired, of $949 million. Net cash provided by financing activities of $77 million in 1998 was the result of net increases in borrowings of $776 million, and employee stock options exercised of $128 million, offset by $569 million of dividend payments and $258 million of stock repurchases.

Cash dividends per share of $1.76, $1.76 and $1.60, payable quarterly, were declared in 1998, 1997 and 1996, respectively. Total cash dividends of approximately $569 million, $567 million and $539 million were paid in 1998, 1997 and 1996, respectively.

Net working capital (excluding short-term borrowings) increased to $939 million from $909 million at year-end 1997. This increase is primarily attributable to the Imation acquisition, offset somewhat by the decrease in cash as discussed above.

The Company repurchased $258 million, $850 million and $623 million of its shares in 1998, 1997 and 1996, respectively, under the $2 billion repurchase program initiated in 1996. In 1996, the Company also repurchased $700 million of its shares under a previous repurchase program. Completion of the $2 billion stock repurchase program will be funded by available cash reserves and cash from operations. Remaining capacity under the Company's $2 billion repurchased program at December 31, 1998 is approximately $269 million.

Total short-term and long-term borrowings were $2,022 million at year-end 1998 and $1,196 million at year-end 1997. The Company has access to a $3.5 billion revolving credit facility expiring in November 2001. The Company also has a shelf registration statement for debt securities with an available balance of $2.2 billion.

Capital additions in 1998 and 1997 by segment are included in Note 18, Segment Information.

See Note 8, Commitments and Contingencies, for environmental matters and other commitments of the Company.
---------------------------------------------------------------------------

OTHER

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement must be adopted by the Company by the year 2000, but may be adopted in any earlier fiscal quarter, and is not to be applied retroactively. If the Company had adopted SFAS No. 133 in 1998, the impact would not have been material to its results of operations or financial position. The Company has not yet determined when it will adopt this Statement.

Kodak is subject to various laws and governmental regulations concerning environmental matters. See Note 8, Commitments and Contingencies.
------------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the Private Securities
Litigation Reform Act of 1995. Forward-looking statements in this Form 10-K relate to the Company's Year 2000 compliance efforts, including expectations about compliance timetables and costs. Also, references to the Company's $1.2 billion cost reduction initiative and to expected savings in 1999 are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward-looking statements contained in this report, the Company believes that its results are subject to a number of risk factors, including: the Company's ability to implement its product strategies (including its digitization strategy and its plans for digital products and Advantix products), to develop its business in emerging markets, and to assimilate acquisitions quickly; uncertainty in the Company's Office Imaging business; the inherent unpredictability of currency fluctuations; competitive actions, including pricing; the ability to realize cost reductions and operating efficiencies, including the ability to implement headcount reduction programs timely and in a manner that does not unduly disrupt business operations, and the ability to identify and to realize other cost reduction opportunities; the nature and pace of technology substitution; general economic and business conditions; the ability of the Company to identify and address successfully Year 2000 issues in a timely manner, and at costs that are reasonably in line with projections; and the ability of the Company's vendors to identify and address successfully their own Year 2000 issues in a timely manner.

Any forward-looking statements in this report should be evaluated in light of these important risk factors.
---------------------------------------------------------------------------

MARKET PRICE DATA
                          1998                             1997
          4th Qtr  3rd Qtr 2nd Qtr  1st Qtr  4th Qtr  3rd Qtr 2nd Qtr. 1st
Qtr
Price per
share:
  High   $85-1/4 $88-15/16 $76-3/16 $67- 3/4 $67      $81-1/4 $85-1/8  $94-3/4
  Low     70      72-13/16  62-3/4   57-15/16 53-5/16  55-3/4  73-1/8   75-7/8
---------------------------------------------------------------------------

SUMMARY OF OPERATING DATA

A summary of operating data for 1998 and for the four years prior is shown on page 68.

---------------------------------------------------------------------------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in commodity prices, interest rates and foreign currency exchange rates. See Note 9, Financial Instruments, for further discussion of the Company's policy for managing such exposures.

The majority of foreign currency forward contracts are denominated in Australian, British, French, German, Irish and Spanish currencies. The magnitude and nature of such hedging activities are explained further in
Note 9, Financial Instruments. If foreign currency exchange rates at December 31, 1998 and 1997 increased 10%, the Company would incur a $92 million and $72 million loss on foreign currency forward contracts outstanding at December 31, 1998 and 1997, respectively. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.
Increased foreign currency exchange rate risk from December 31, 1997 is caused by a higher notional value of contracts to buy French francs offset by a lower notional value of contracts to sell British pounds.

The Company has used silver option and forward contracts to minimize almost all of its exposure to increases in silver prices in 1998 and will continue to do so in 1999. As of December 31, 1998, the Company had open forward contracts hedging the majority of its planned silver requirements for 1999. Based on broker-quoted termination values, if the price of silver decreased 10% from $5.01 and $5.99 per troy ounce at December 31, 1998 and 1997, respectively, the fair value of silver forward contracts would be reduced by $25 million and $17 million, respectively. Increased silver price risk from December 31, 1997 is caused by a higher notional amount of silver hedging contracts outstanding at December 31, 1998. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

The Company is exposed to interest rate risk primarily through its borrowing activities and less so through investments in marketable securities. The Company utilizes U.S. dollar-denominated commercial paper and borrowings as well as foreign currency-denominated borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings and marketable securities are in fixed rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. Using a yield to maturity analysis, if December 31, 1998 interest rates increased 10% (about 49 basis points) with the December 31, 1998 level of short-term and long-term borrowings, there would be decreases in fair value of short-term and long-term borrowings of $1 million and $10 million, respectively. If December 31, 1997 interest rates increased 10% (about 51 basis points) with the December 31, 1997 level of debt and marketable securities, there would be decreases in fair value of marketable securities, short-term and long-term borrowings of $1 million, $3 million and $13 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the consolidated financial statements and related notes which appear on pages 30 through 67. These financial statements have been prepared in accordance with generally accepted accounting principles and include certain amounts that are based on management's best estimates and judgments.
  The Company's accounting systems include extensive internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties, and are monitored through a comprehensive internal audit program. The Company's policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner which is above reproach.
  The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, who were responsible for conducting their audits in accordance with generally accepted auditing standards. Their resulting report is shown below.
  The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of non-management Board members. The independent accountants and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with the independent accountants and the Director of Corporate Auditing, both privately and with management present, to discuss accounting, auditing and financial reporting matters.



George M. C. Fisher                    Harry L. Kavetas
Chairman and                           Chief Financial Officer,
Chief Executive Officer                Executive Vice President and
Director
January 13, 1999                       January 13, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Eastman Kodak Company

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 71 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Eastman Kodak Company and subsidiary companies at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Rochester, New York
January 13, 1999

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
                                        For the Year Ended December 31,
(in millions, except per share
 data)
                                        1998         1997         1996
Sales                                $13,406      $14,538      $15,968
Cost of goods sold                     7,293        7,976        8,327
                                     -------      -------      -------
   Gross profit                        6,113        6,562        7,641

Selling, general and
 administrative expenses               3,303        3,912        4,410
Research and development costs           880        1,044        1,028
Purchased research and
 development                              42          186            -
Restructuring costs and asset
  impairments                              -        1,290          358
                                     -------      -------      -------
   Earnings from operations            1,888          130        1,845

Interest expense                         110           98           83
Other income (charges)                   328           21         (206)
                                     -------      -------      -------
Earnings before income taxes           2,106           53        1,556
Provision for income taxes               716           48          545
                                      ------      -------      -------
Earnings from continuing operations    1,390            5        1,011
Gain on sale of discontinued
 operations                                -            -          277
                                      ------      -------      -------
   NET EARNINGS                       $1,390      $     5      $ 1,288
                                      ======      =======      =======

Basic earnings per share:

From continuing operations            $ 4.30      $   .01      $  3.00
From discontinued operations               -            -          .82
                                      ------      -------      -------
Basic earnings per share              $ 4.30      $   .01      $  3.82
                                      ======      =======      =======

Diluted earnings per share:

From continuing operations            $ 4.24      $   .01      $  2.95
From discontinued operations               -            -          .81
                                      ------      -------      -------
Diluted earnings per share            $ 4.24      $   .01      $  3.76
                                      ======      =======      =======

Earnings from continuing operations
 used in basic and diluted
 earnings per share                   $1,390      $     5      $ 1,011


Number of common shares used in
 basic earnings per share              323.3        327.4        337.4
Incremental shares from
 assumed conversion of options           4.5          4.5          5.3
                                      ------      -------      -------
Number of common shares used in
 diluted earnings per share            327.8        331.9        342.7
                                      ======      =======      =======

The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except share and per
 share data)                                    At December 31,
                                             1998            1997
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   457         $   728
Marketable securities                          43              24
Receivables                                 2,527           2,271
Inventories                                 1,424           1,252
Deferred income tax charges                   855             958
Other                                         293             242
                                          -------         -------
 Total current assets                       5,599           5,475
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      13,482          12,824
Less: Accumulated depreciation              7,568           7,315
                                          -------         -------
 Net properties                             5,914           5,509
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated
 amortization of $534 and $473)             1,232             548
Long-term receivables and other
 noncurrent assets                          1,705           1,231
Deferred income tax charges                   283             382
                                          -------         -------
 TOTAL ASSETS                             $14,733         $13,145
                                          =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,906         $ 3,832
Short-term borrowings                       1,518             611
Taxes - income and other                      593             567
Dividends payable                             142             143
Deferred income tax credits                    19              24
                                          -------         -------
 Total current liabilities                  6,178           5,177

OTHER LIABILITIES
Long-term borrowings                          504             585
Postemployment liabilities                  2,962           3,075
Other long-term liabilities                 1,032           1,083
Deferred income tax credits                    69              64
                                          -------         -------
 Total liabilities                         10,745           9,984
                                          -------         -------
SHAREHOLDERS' EQUITY
Common stock, par value $2.50 per share
    950,000,000 shares authorized; issued
    391,292,760 shares in 1998 and 1997       978             978
Additional paid in capital                    902             914
Retained earnings                           6,163           5,343
Accumulated other comprehensive loss         (111)           (202)
                                          -------         -------
                                            7,932           7,033
Treasury stock, at cost
    68,494,402 shares in 1998 and
    68,225,820 shares in 1997               3,944           3,872
                                          -------         -------
 Total shareholders' equity                 3,988           3,161
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $14,733         $13,145
                                          =======         =======

The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions, except number of shares)

                                                                         Accumulated
                                                     Additional              Other
                                             Common   Paid In  Retained  Comprehensive    Treasury
                                             Stock*   Capital  Earnings   Income (Loss)    Stock    Total
 Shareholders' Equity December 31, 1995       $974     $ 803    $ 5,189     $  88        $(1,933)  $5,121

Net earnings                                     -         -      1,288         -              -    1,288
                                                                                                   ------
 Other comprehensive loss:
  Unrealized holding losses                      -         -          -         -              -       (3)
  Currency translation adjustments               -         -          -         -              -      (18)
                                                                                                   ------
Other comprehensive loss                         -         -          -       (21)             -      (21)
                                                                                                   ------
Comprehensive income                             -         -          -         -              -    1,267

Cash dividends declared                          -         -       (539)        -              -     (539)
Retained earnings -  other changes               -         -          1         -              -        1
Common stock issued under employee plans
 (1,718,141 shares)                              4        64          -         -              -       68
Treasury stock repurchased (17,625,850 shares)   -         -          -         -         (1,323)  (1,323)
Treasury stock issued under employee plans
 (1,851,710 shares)                              -       (25)         -         -             96       71
Tax reductions - employee plans                  -        68          -         -              -       68
                                              ----     -----    -------     -----        -------   ------
 Shareholders' Equity December 31, 1996        978       910      5,939        67         (3,160)   4,734

Net earnings                                     -         -          5         -              -        5
                                                                                                   ------
 Other comprehensive income (loss):
  Unrealized holding gains                       -         -          -         -              -       15
  Currency translation adjustments               -         -          -         -              -     (247)
  Minimum pension liability adjustment
   ($57 million pre-tax)                         -         -          -         -              -      (37)
                                                                                                   ------
 Other comprehensive loss                        -         -          -      (269)             -     (269)
                                                                                                   ------
Comprehensive loss                               -         -          -         -              -     (264)

Cash dividends declared                          -         -       (577)        -              -     (577)
Retained earnings - other changes                -         -        (24)        -              -      (24)
Treasury stock repurchased (11,315,800 shares)   -         -          -         -            (850)   (850)
Treasury stock issued under employee plans
 (2,540,868 shares)                              -       (31)         -         -             138     107
Tax reductions - employee plans                  -        35          -         -               -      35
                                              ----     -----    -------     -----         -------  ------
 Shareholders' Equity December 31, 1997        978       914      5,343      (202)         (3,872)  3,161

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY Cont'd.
(in millions, except number of shares)


                                                                          Accumulated
                                                     Additional           Other
                                             Common   Paid In  Retained  Comprehensive    Treasury
                                             Stock*   Capital  Earnings  Income (Loss)    Stock    Total
 Shareholders' Equity December 31, 1997        978       914      5,343     (202)         (3,872)  3,161

Net earnings                                     -         -      1,390        -               -   1,390
                                                                                                  ------
 Other comprehensive income (loss):
  Unrealized holding gains arising
   during the period ($122 million pre-tax)      -         -          -        -               -      80
  Reclassification adjustment for gains
   included in net earnings ($66 million
   pre-tax)                                      -         -          -        -               -     (44)
  Currency translation adjustments               -         -          -        -               -      59
  Minimum pension liability adjustment
   ($7 million pre-tax)                          -         -          -        -               -      (4)
                                                                                                  ------
 Other comprehensive income                      -         -          -       91               -      91

                                                                                                  ------
Comprehensive income                             -         -          -        -               -   1,481

Cash dividends declared                          -         -       (570)       -               -    (570)
Treasury stock repurchased (3,541,295 shares)    -         -          -        -            (258)   (258)
Treasury stock issued under employee plans
 (3,272,713 shares)                              -       (58)         -        -             186     128
Tax reductions - employee plans                  -        46          -        -               -      46
                                              ----     -----    -------    -----         -------  ------
 Shareholders' Equity December 31, 1998       $978     $ 902    $ 6,163    $(111)        $(3,944) $3,988
                                              ====     =====    =======    =====         =======  ======

* There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.

Accumulated unrealized holding gains/losses as of December 31, 1998, 1997 and 1996 were $43 million gain, $7 million gain and $8 million loss, respectively. Accumulated translation adjustments as of December 31, 1998, 1997 and 1996 were $(113) million, $(172) million and $75 million, respectively. Accumulated minimum pension liability adjustment as of December 31, 1998 and 1997 was $(41) million and $(37) million, respectively.

The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                         For the Year Ended December 31,
(in millions)                             1998        1997        1996
Cash flows from operating activities:
Earnings from continuing operations     $1,390      $    5      $1,011
Adjustments to reconcile to net cash
 provided by operating activities:
  Depreciation and amortization            853         828         903
  Purchased research and development        42         186           -
  Loss on sale of Office Imaging
   business                                  -           -         387
  Restructuring costs, asset impairments
   and other charges, net of cash spent      -       1,415         358
  Provision (benefit) for deferred
   income taxes                            202        (502)        (17)
  (Gain) loss on sale/retirement of
   assets                                 (166)         25          65
  (Increase) decrease in receivables        (1)        165          15
  (Increase) decrease in inventories       (43)         77        (130)
  (Decrease) increase in liabilities
   excluding borrowings                   (516)       (349)         18
  Other items, net                        (278)        230        (126)
                                        ------      ------       -----
    Total adjustments                       93       2,075       1,473
                                        ------      ------      ------
    Net cash provided by operating
     activities                          1,483       2,080       2,484
                                        ------      ------      ------
Cash flows from investing activities:
  Additions to properties               (1,108)     (1,485)     (1,341)
  Proceeds from sale of assets             297         109         124
  Cash flows related to sales of
   businesses                              (59)       (194)        681
  Acquisitions, net of cash acquired      (949)       (341)       (128)
  Marketable securities - sales            162          15          59
  Marketable securities - purchases       (182)          -         (31)
                                        ------      ------      ------
    Net cash used in investing
     activities                         (1,839)     (1,896)       (636)
                                        ------      ------      ------
Cash flows from financing activities:
  Net increase (decrease) in
   borrowings with original maturities
   of 90 days or less                      894         177        (206)
  Proceeds from other borrowings         1,133       1,472       1,529
  Repayment of other borrowings         (1,251)     (1,526)     (1,420)
  Dividends to shareholders               (569)       (567)       (539)
  Exercise of employee stock options       128          96         126
  Stock repurchase programs               (258)       (850)     (1,323)
                                        ------      ------      ------
    Net cash provided by (used in)
     financing activities                   77      (1,198)     (1,833)
                                        ------      ------      ------
Effect of exchange rate changes on cash      8         (35)         (2)
                                        ------      ------      ------

Net (decrease) increase in cash and
 cash equivalents                         (271)     (1,049)         13
Cash and cash equivalents, beginning
 of year                                   728       1,777       1,764
                                        ------      ------      ------
Cash and cash equivalents, end of year  $  457      $  728      $1,777
                                        ======      ======      ======

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)

Cash paid for interest and income taxes for continuing operations was:

                                       1998        1997        1996
Interest, net of portion capitalized
  of $41, $33 and $29                  $ 90        $ 81        $ 78
Income taxes                            498         517         275

The following transactions are not reflected in the Consolidated Statement of Cash Flows:
                                       1998        1997        1996
Contribution of assets to Kodak
 Polychrome Graphics joint venture     $  -        $216        $  -
Liabilities assumed in acquisitions     473         144         128
Minimum pension liability adjustment      4          37           -

The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS

Eastman Kodak Company (the Company or Kodak) is engaged primarily in developing, manufacturing, and marketing consumer, professional, health and other imaging products. The Company's products are manufactured in a number of countries in North and South America, Europe, Australia and Asia. The Company's products are marketed and sold in many countries throughout the world.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Eastman Kodak Company and its majority owned subsidiary companies. Intercompany transactions are eliminated and net earnings are reduced by the portion of the earnings of subsidiaries applicable to minority interests. The equity method of accounting is used for investments in associated companies which are not controlled by Kodak and in which Kodak's interest is generally between 20% and 50%.

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

FOREIGN CURRENCY

For most subsidiaries and branches outside the U.S., the local currency is the functional currency and translation adjustments are accumulated in a separate component of shareholders' equity. Translation adjustments are not tax-effected since they relate to investments which are permanent in nature.

For subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, the U.S. dollar is the functional currency and gains and losses that result from translation are included in earnings. The effect from foreign currency translation was a gain of $6 million in 1998, a loss of $7 million in 1997 and a loss of $4 million in 1996.

The Company hedges certain foreign currency transactions and firm commitments by entering into forward exchange contracts. Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded currently in earnings. The effects from foreign currency transactions, including related hedging activities, were losses of $26 million in 1998, $66 million in 1997, and $37 million in 1996. Gains and losses related to hedges of firm commitments are deferred and recognized in earnings or as adjustments of carrying amounts when the transactions occur.

CASH EQUIVALENTS

All highly liquid investments with an original maturity of three months or less at date of purchase are considered to be cash equivalents.

MARKETABLE SECURITIES AND NONCURRENT INVESTMENTS

At December 31, 1998, investments of $26 million included in marketable securities were considered held to maturity. Investments of $17 million included in marketable securities, and $112 million of long-term marketable securities and other investments which were included in other noncurrent assets, were considered available for sale.

At December 31, 1997, investments of $24 million included in marketable securities, and long-term marketable securities of $26 million which were included in other noncurrent assets, were considered held to maturity. Investments of $49 million included in other noncurrent assets were considered available for sale.

INVENTORIES

Inventories are valued at cost, which is not in excess of market. The cost of most inventories in the U.S. is determined by the "last-in, first-out"
(LIFO) method. The cost of other inventories is determined by the "first-in, first-out" (FIFO) or average cost method, which approximates current cost. The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

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

GOODWILL

Goodwill is charged to earnings on a straight-line basis over the period estimated to be benefited, not exceeding fifteen years. The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This is accomplished by comparing the estimated undiscounted future cash flows of the asset grouping with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the discounted future cash flows.

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

RESEARCH AND DEVELOPMENT COSTS

Product development costs are charged to operations during the period incurred.

ADVERTISING

Advertising costs are expensed as incurred and included in "selling, general and administrative expenses." Advertising expenses amounted to $756 million, $988 million and $1,026 million in 1998, 1997 and 1996, respectively.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

INCOME TAXES

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

EARNINGS PER SHARE

Earnings per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share calculations reflect the assumed exercise and conversion of employee stock options.

STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which requires compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price.

SEGMENT REPORTING

In the fourth quarter of 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for all periods presented. The Company has four operating segments. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units which comprise unique products and services across geographic locations.


RECLASSIFICATIONS

Certain reclassifications of 1997 and 1996 financial statement and related footnote amounts have been made to conform with the 1998 presentation.
---------------------------------------------------------------------------

NOTE 2:  RECEIVABLES
(in millions)
                                              1998         1997

Trade receivables                           $2,167       $1,930
Miscellaneous receivables                      360          341
                                            ------       ------
 Total (net of allowances of $169 and $112) $2,527       $2,271
                                            ======       ======

The Company sells to customers in a variety of industries, markets and geographies around the world. Receivables arising from these sales are generally not collateralized. Adequate provisions have been recorded for uncollectible receivables. There are no significant concentrations of credit risk.
--------------------------------------------------------------------------

NOTE 3:  INVENTORIES
(in millions)                                 1998         1997

  At FIFO or average cost (approximates
   current cost)
         Finished goods                     $  907       $  788
         Work in process                       569          538
         Raw materials and supplies            439          460
                                            ------       ------
                                             1,915        1,786
         LIFO reserve                         (491)        (534)
                                            ------       ------
           Total                            $1,424       $1,252
                                            ======       ======

Inventories valued on the LIFO method are approximately 57% and 56% of total inventories in 1998 and 1997, respectively.
---------------------------------------------------------------------------

NOTE 4:  PROPERTIES
(in millions)                                 1998         1997

  Land                                     $   193      $   185
  Buildings and building equipment           2,681        2,693
  Machinery and equipment                    9,764        9,062
  Construction in progress                     844          884
                                           -------      -------
                                            13,482       12,824
  Accumulated depreciation                  (7,568)      (7,315)
                                           -------      -------
    Net properties                         $ 5,914      $ 5,509
                                           =======      =======
---------------------------------------------------------------------------

NOTE 5:  PAYABLES AND SHORT-TERM BORROWINGS
(in millions)                                 1998         1997

Trade creditors                             $  947       $  943
Accrued advertising and promotional
 expenses                                      392          322
Employment-related liabilities                 897          709
Restructuring programs                         312          813
Other                                        1,358        1,045
                                            ------       ------
    Total payables                          $3,906       $3,832
                                            ======       ======

Short-term bank borrowings totaled $1,518 million at year-end 1998 and $611 million at year-end 1997. Borrowings included $1,196 million and $227 million of commercial paper at year-end 1998 and 1997, respectively. The weighted-average interest rate was 5.5% in 1998 and 6.0% in 1997.

The Company has a $3.5 billion unused revolving credit facility established in 1996 and expiring in November 2001 which is available to support the Company's commercial paper program and for general corporate purposes. If unused, it has a commitment fee of $1.9 million per year, at the Company's current credit rating. Interest on amounts borrowed under this facility is calculated at rates based on spreads above certain reference rates.
---------------------------------------------------------------------------

NOTE 6:  LONG-TERM BORROWINGS
(in millions)

Description and Interest    Maturity Dates
Rates of 1998 Borrowings    of 1998 Borrowings   1998      1997

Notes:
 5.27% - 8.25%              1999 - 2004          $198      $198
 9.20% - 9.95%              2003 - 2021           191       191

Debentures:
 1.35% - 13.75%             1999 - 2004           147       171

Other:
 .05% - 15.8%               2000 - 2021            46        28
                                                 ----      ----
                                                  582       588
Current maturities                                (78)       (3)
                                                 ----      ----
    Total                                        $504      $585
                                                 ====      ====

Annual maturities (in millions) of long-term borrowings outstanding at December 31, 1998 are as follows: 1999: $78; 2000: $68; 2001: $72; 2002:
$22; 2003: $282 and 2004 and beyond: $60.

The Company has a shelf registration statement for debt securities with an available balance of $2.2 billion.
---------------------------------------------------------------------------

NOTE 7:  OTHER LONG-TERM LIABILITIES
(in millions)                                   1998        1997

Deferred compensation                         $  160      $  152
Restructuring programs                           102         295
Liabilities related to sales of
 businesses                                      172         195
Minority interest in Kodak companies             128          24
Other                                            470         417
                                              ------      ------
    Total                                     $1,032      $1,083
                                              ======      ======

---------------------------------------------------------------------------

NOTE 8:  COMMITMENTS AND CONTINGENCIES

Environmental

Expenditures for pollution prevention and waste treatment for continuing operations at various manufacturing facilities were as follows:
                                      1998      1997        1996
(in millions)

Recurring costs for managing
 hazardous substances and
 pollution prevention                 $ 75      $ 88        $ 76
Capital expenditures to limit or
 monitor hazardous substances and
 pollutants                             25        25          37
Site remediation costs                   4         2           3
                                      ----      ----        ----
    Total                             $104      $115        $116
                                      ====      ====        ====

At December 31, 1998 and 1997, the Company's undiscounted accrued liabilities for environmental remediation costs amounted to $91 million and $118 million, respectively.

The Company anticpates the above expenditures to increase in the future. However, it is not expected that these costs will have an impact which is materially different from 1998's environmental expenditures on financial position, results of operations, cash flows or competitive position.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice under which the Company is subject to a Compliance Schedule by which the Company improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $43 million over the next eight years. These expenditures are primarily capital in nature.

The Company is presently designated as a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at approximately seven active Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have similarly been designated at these sites and, although the law imposes joint and several liability on PRPs, as a practical matter, costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial position or results of operations.

In addition to the foregoing environmental actions, the Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this Program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. While future expenditures associated with any remediation activities could be significant, the Company is currently in the process of completing a number of RCRA Facility Investigations (RFIs) and Corrective Measures Studies (CMS) for areas at the site. Upon completion of these activities, the Company expects to have fully developed estimates of the required remediation costs.

The Clean Air Act Amendments were enacted in 1990. Expenditures to comply with the Clean Air Act implementing regulations issued to date have not been material and have been primarily capital in nature. Future capital expenditures cannot be reasonably estimated at the present time, as many of the regulations to be promulgated pursuant to this Act have not been issued.

The Company has retained certain obligations for environmental remediation and Superfund matters related to the non-imaging health businesses sold in 1994. Actions to fulfill these obligations are not expected to be completed in the near term and costs related to the obligations are included in remediation accruals recorded at December 31, 1998. Included in these obligations are responsibilities for the liabilities associated with the non-imaging health businesses as a PRP in approximately eight active Superfund sites.

Other Commitments and Contingencies

The Company has entered into agreements with several companies which provide Kodak with products and services to be used in its normal operations. The minimum payments for these agreements are approximately $124 million in 1999, $106 million in 2000, $80 million in 2001, $68 million in 2002, $68 million in 2003 and $115 million in 2004 and thereafter.

The Company has also guaranteed debt and other obligations under agreements with certain affiliated companies and customers. At December 31, 1998, these guarantees totaled approximately $195 million. The Company does not expect that these guarantees will have a material impact on the Company's future financial position or results of operations.

The Company has issued letters of credit totaling $76 million to ensure the completion of environmental remediations and payment of possible casualty and Workers' Compensation claims.

Rental expense, net of minor sublease income, amounted to $149 million in 1998, $182 million in 1997 and $207 million in 1996. The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $106 million in 1999, $81 million in 2000, $58 million in 2001, $34 million in 2002, $23 million in 2003 and $47 million in 2004 and thereafter.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations.
--------------------------------------------------------------------------

NOTE 9:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and the estimated fair values of financial instruments at December 31, 1998 and 1997; ( ) denotes liabilities:

                                  1998                    1997
(in millions)
                          Carrying      Fair      Carrying      Fair
                           Amount       Value      Amount       Value

Marketable securities:
  Current                 $  43         $  43     $  24         $  24
  Long-term                  89            89        26            26
Other investments            23            25        49            48
Long-term borrowings       (504)         (540)     (585)         (627)
Foreign currency forwards     9             9        12            (1)
Silver options                -             -         1            17
Silver forwards               -             7         -            15

Marketable securities and other investments are valued at quoted market prices, except for $3 million and $25 million of equity investments included in other investments at December 31, 1998 and 1997, respectively, which are reflected at their carrying value because quoted market prices do not exist. The fair values of long-term borrowings were determined by reference to quoted market prices or by obtaining quotes from dealers. The fair values for the remaining financial instruments in the above table are based on dealer quotes and reflect the estimated amounts the Company would pay or receive to terminate the contracts. The carrying values of cash and cash equivalents, receivables, short-term borrowings and payables approximate their fair values.

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in commodity prices, interest rates and foreign currency exchange rates.

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

The table below summarizes by major currency the notional amounts of foreign currency forward contracts in U.S. dollars. The counter-currency for the majority of the contracts is the U.S. dollar, while some contracts are cross-currency with one foreign currency traded for another. Foreign currency amounts are translated at rates current at the reporting date.
The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. Substantially all of the Company's foreign currency forward agreements will mature during 1999. The market risk related to foreign currency forward contracts is substantially offset by changes in the valuation and cash flows of the underlying positions hedged.

                                  1998                     1997
(in millions)
                              Buy       Sell           Buy       Sell

Australian dollar             $  -      $ 65           $  -      $ 69
British pound                    -       385              -       477
French franc                   288         -            105         -
German mark                     79         -             54         -
Irish punt                       -        83              -        84
Spanish peseta                   -        31              -        36
Others                          65        31             75       121
                              ----      ----           ----      ----
    Total                     $432      $595           $234      $787
                              ====      ====           ====      ====

The Company has used silver option and forward contracts to minimize almost all of its exposure to increases in silver prices in 1998 and will continue to do so in 1999. As of December 31, 1998, the Company had open forward contracts hedging the majority of its planned silver requirements for 1999. Silver forwards outstanding at December 31, 1998 have notional amounts of $241 million. All silver hedging contracts are settled in cash. Gains and losses related to silver hedges are recorded as adjustments to the carrying amount of silver inventory when purchased, and recognized in results of operations as silver-containing products are sold. The market risk related to silver options and forward contracts is substantially offset by changes in the cost of silver purchased.

The Company's financial instrument counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk through specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 1998 was not significant to the Company.
---------------------------------------------------------------------------

NOTE 10:  INCOME TAXES

The components of earnings (loss) from operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

(in millions)                      1998        1997              1996
                                 Consoli-    Consoli-   Continuing
Consoli-
                                  dated       dated     Operations    dated
Earnings (loss) before income
 taxes
  U.S.                           $1,578      $  328      $1,125      $1,190
  Outside the U.S.                  528        (275)        431         431
                                 ------      ------      ------      ------
    Total                        $2,106      $   53      $1,556      $1,621
                                 ======      ======      ======      ======
U.S. income taxes
  Current provision              $  351      $  388      $  286      $  206
  Deferred provision (benefit)      136        (366)          7          15
Income taxes outside the U.S.
  Current provision                 113         130         231         231
  Deferred provision (benefit)       61        (115)        (36)
(36)
State and other income taxes
  Current provision (benefit)        50          32          45
(95)
  Deferred provision (benefit)        5         (21)         12          12
                                 ------      ------      ------      ------
    Total                        $  716      $   48      $  545      $  333
                                 ======      ======      ======      ======

The difference between the tax provision for continuing and consolidated operations for 1996 was attributable to a tax benefit of $212 million recorded for discontinued operations.

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for continuing operations were as follows:

(in millions)                           1998         1997         1996
Amount computed using the statutory
 rate                                   $737         $ 19         $545
Increase (reduction) in taxes
 resulting from:
    State and other income taxes          38            7           37
    Goodwill amortization                 28           18           21
    Export sales and manufacturing
     credits                             (39)         (39)         (41)
    Operations outside the U.S.          (15)          36            6
    Other, net                           (33)           7          (23)
                                        ----         ----         ----
        Provision for income taxes      $716         $ 48         $545
                                        ====         ====         ====

The significant components of deferred tax assets and liabilities were as follows:

(in millions)                           1998         1997
Deferred tax assets
    Postemployment obligations        $1,085       $1,141
    Restructuring programs               177          296
    Inventories                          139          103
    Tax loss carryforwards                95          150
    Other                                887          845
                                      ------       ------
                                       2,383        2,535
    Valuation allowance                  (95)        (150)
                                      ------       ------
        Total                         $2,288       $2,385
                                      ======       ======
Deferred tax liabilities
    Depreciation                      $  472       $  448
    Leasing                              310          308
    Other                                456          377
                                      ------       ------
        Total                         $1,238       $1,133
                                      ======       ======

The valuation allowance is primarily attributable to certain net operating loss carryforwards outside the U.S. A majority of the net operating loss carryforwards are subject to a five-year expiration period.

Retained earnings of subsidiary companies outside the U.S. were approximately $1,036 million and $792 million at December 31, 1998 and 1997, respectively. Retained earnings at December 31, 1998 are considered to be reinvested indefinitely. If remitted, they would be substantially free of additional tax. It is not practicable to determine the deferred tax liability for temporary differences related to these retained earnings.
---------------------------------------------------------------------------

NOTE 11:  RESTRUCTURING PROGRAMS

1997 Program

In December 1997, the Company committed to implement a restructuring program and recorded a pre-tax provision of $1,455 million for severance and other termination benefits and exit costs related to the strategic realignment of the Company's worldwide manufacturing, sales and marketing, R&D, administrative, and photofinishing operations. The Company recorded $165 million of the $1,455 million provision as cost of goods sold, primarily for inventory write-downs and other costs. The remaining $1,290 million included $862 million of restructuring costs and $428 million of asset impairments.

Severance costs for 16,100 personnel included in the restructuring provision resulted from business exits and capacity reductions associated with the realignment of manufacturing (7,950 personnel), and service and photofinishing operations (2,675 personnel); and the consolidation of sales and marketing (1,425 personnel), R&D (1,000 personnel) and administrative (3,050 personnel) functions in various locations of the Company's worldwide operations. Approximately 9,650 personnel had been terminated under this program by the end of 1998. The remaining terminations are expected to be completed by December 31, 1999 and are primarily associated with portfolio actions and business exits.

As a result of capacity reductions and portfolio actions to exit nonstrategic businesses, provisions were recorded to write down assets and provide for costs associated with the shutdown of certain facilities and operations. Activities relating to these actions affected numerous business lines and functional areas around the world. Primary actions involved the reorganization of sensitized goods manufacturing and research labs operations as well as decisions to exit numerous businesses across all operating segments, with a significant portion relating to Consumer Imaging and Other Imaging segment businesses.

As a result of these actions, amounts were recorded relating to severance and termination benefits for employees, costs associated with the demolition or shutdown of facilities as a result of the Company's exit activities and lease cancellation and penalty costs for existing obligations relating to leased facilities. In addition, impairment charges were recorded in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and inventories were written down to net realizable value as a result of the Company's decision to realign its operating facilities and in connection with the exit of non-strategic businesses. The Company also recorded reserves for future estimated losses on existing contractual customer obligations associated with certain businesses being exited, categorized as other costs in the table below.

As of December 31, 1997, the Company had a liability of $368 million remaining for this program, primarily for severance payments. The Company completed the majority of the actions under this program in 1998, and expects to complete the remaining actions in 1999. The Company believes the amounts accrued under the 1997 and 1996 programs are adequate to cover remaining actions under such programs.

The following table summarizes the costs and activity associated with the 1997 program:

(in millions)                           Lease
                                        Cancel-            Inventory
                                        lation &   Asset   Write-downs
                   Severance  Shutdown  Penalty    Write-   & Other
                     Costs     Costs     Costs     downs     Costs
Total
Initial Reserve      $735       $65       $62       $428      $165    $1,455
Amounts utilized      468        23        35        428       133     1,087
                     ----       ---       ---       ----      ----    ------
Balance 12/31/98     $267       $42       $27       $  -      $ 32    $  368
                     ====       ===       ===       ====      ====    ======

1996 Program

The Company recorded a pre-tax provision of $358 million in 1996 for severance and other termination benefits for approximately 3,900 personnel and exit costs related to the realignment of the Company worldwide. The $358 million provision included $299 million of restructuring costs primarily for severance and termination benefits. In addition, shutdown costs and lease penalty and cancellation costs of $59 million included in the $299 million charge were accrued in connection with the elimination and consolidation of facilities and infrastructure. In adddition to this, a $59 million charge related to asset impairments was recorded as a result of the Company's restructuring actions.

The principal purpose of this program is to eliminate infrastructure and operational inefficiencies and redundancies throughout the Company by taking actions to separate personnel, close facilities and exit non-strategic businesses. A portion of the program includes the restructuring of retail and wholesale photofinishing operations, primarily outside the U.S. Additionally, the plan addressed certain infrastructure activities which supported the Office Imaging business, which was sold to Danka in 1996. Of the 3,900 employees to be terminated, approximately 2,400 relate to administrative and marketing functions, 1,300 are attributed to photofinishing operations and 200 in manufacturing operations.

As of December 31, 1998 and 1997, the Company had a liability of $46 million and $225 million, respectively, remaining for this program, primarily for severance payments, most of which will be paid in 1999. Substantially all employees to be terminated under this program have been terminated by the end of 1998.

---------------------------------------------------------------------------

NOTE 12:  RETIREMENT PLANS

Substantially all U.S. employees are covered by a noncontributory plan, the Kodak Retirement Income Plan (KRIP), which is funded by Company contributions to an irrevocable trust fund. The funding policy for KRIP is to contribute amounts sufficient to meet minimum funding requirements as determined by employee benefit and tax laws plus additional amounts the Company determines to be appropriate. Generally, benefits are based on a formula recognizing length of service and final average earnings. Assets in the fund are held for the sole benefit of participating employees and retirees. The assets of the trust fund are comprised of corporate equity and debt securities, U.S. government securities, partnership and joint venture investments, interests in pooled funds, and various types of interest rate and foreign currency financial instruments. Kodak common stock represents approximately 8.0% of trust assets.

The benefit obligation of KRIP excludes amounts for all employees (both retired and active) of the non-imaging health businesses sold in 1994 since those obligations were transferred to the buyers of such businesses. The transfer of assets from the KRIP trust fund to the buyers of the non-imaging health businesses was not completed as of December 31, 1998. The Company retained the obligation for employees of the Office Imaging business as a result of the sale of this business in 1996.

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

The Company adopted the disclosure provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in 1998.

Changes in the Company's benefit obligation, plan assets and funded status for major plans are as follows:

(in millions)                            1998                   1997
                                              Non-                   Non-
                                     U.S.     U.S.         U.S.      U.S.
Change in Benefit Obligation
  Projected benefit obligation
   at January 1                   $ 6,810   $1,809      $ 6,425   $1,610
  Service cost                        122       33          122       36
  Interest cost                       444      118          480      118
  Participant contributions             -       13            -        9
  Benefit payments                 (1,113)    (145)        (705)     (98)
  Actuarial loss                      224      144          488      229
  Curtailments                         36       11            -        5
  Currency adjustments                  -       16            -     (100)
                                  -------    -----      -------    -----
  Projected benefit obligation
   at December 31                 $ 6,523   $1,999      $ 6,810   $1,809
                                  =======    =====      =======    =====

Change in Plan Assets

  Fair value of plan assets
   at January 1                   $ 6,950   $1,749      $ 6,709   $1,673
  Actual return on plan assets        706      129          946      226
  Employer contributions                -       76            -       35
  Participant contributions             -       13            -        9
  Benefit payments                 (1,113)    (156)        (705)     (97)
  Currency adjustments                  -       13            -      (97)
                                  -------   -----       -------   ------
  Fair value of plan assets
   at December 31                 $ 6,543   $1,824      $ 6,950   $1,749
                                  =======   ======      =======   ======


Funded Status at December 31      $    20   $ (175)     $   140   $  (60)

  Unrecognized:
    Transition asset                 (232)     (46)        (330)     (55)
    Net actuarial loss                256      280          193      107
    Prior service cost                 94       31          120       39
                                  -------   ------      -------   ------
  Net amount recognized at
   December 31                    $   138   $   90      $   123   $   31
                                  =======    =====      =======   ======

Amounts recognized in the Statement of Financial Position for major plans are as follows:

(in millions)                            1998                   1997
                                              Non-                  Non-
                                     U.S.     U.S.        U.S.      U.S.
Prepaid pension cost              $   138    $ 104     $   123    $  72
Accrued benefit liability               -      (14)          -      (41)
                                  -------    -----     -------    -----
Net amount recognized at
 December 31                      $   138    $  90     $   123    $  31
                                  =======    =====     =======    =====

Pension expense for all plans included:

(in millions)                   1998            1997            1996
                                     Non-            Non-             Non-
                             U.S.    U.S.    U.S.    U.S.     U.S.    U.S.
  Service cost              $ 122   $  33   $ 122   $  36    $ 131   $  42
  Interest cost               444     118     480     118      476     112
  Expected return on plan
   assets                    (551)   (137)   (565)   (134)    (534)   (123)
  Amortization of:
   Transition asset           (60)     (9)    (67)     (8)     (66)     (8)
   Prior service cost          12       8      13       8       15       9
   Actuarial loss              11       5       4       1       35       3
                            -----   -----   -----   -----    -----   -----
                              (22)     18     (13)     21       57      35
Curtailment charge (credit)     7       1       -       -       14      (3)
Settlement charge (credit)      -       2       -       -        -      (1)
                            -----   -----   -----   -----    -----   -----
Net pension expense           (15)     21     (13)     21       71      31
Other plans including
  unfunded plans               36      46      31      76       31      65
                            -----   -----   -----   -----    -----   -----
Total net pension expense   $  21   $  67   $  18   $  97    $ 102   $  96
                            =====   =====   =====   =====    =====   =====

The Company recorded an $8 million curtailment loss and a $2 million settlement charge in 1998 as a result of the reduction in employees in 1998 from the 1997 restructuring program. The Company recorded an $11 million curtailment loss and a $1 million settlement credit in 1996 as a result of the sale of the Office Imaging business, which was included in the loss on the sale.

The weighted assumptions used to compute pension amounts for major plans were as follows:

                                        1998                1997
                                              Non-                Non-
                                    U.S.      U.S.      U.S.      U.S.
Discount rate                       6.8%      5.8%      7.0%      6.7%
Salary increase rate                4.3%      3.1%      4.5%      3.7%
Long-term rate of return on
 plan assets                        9.5%      8.1%      9.5%      8.5%

The Company also sponsors an unfunded plan for certain U.S. employees, primarily executives. The benefits of this plan are obtained by applying KRIP provisions to all compensation, including amounts being deferred, and without regard to the legislated qualified plan maximums, reduced by benefits under KRIP. At December 31, 1998 and 1997, the projected benefit obligations of this plan amounted to $232 million and $222 million, respectively. The Company had recorded long-term liabilities at those dates of $208 million and $195 million, respectively. Pension expense recorded in 1998, 1997 and 1996 related to this plan was $26 million, $25 million and $24 million, respectively.
---------------------------------------------------------------------------

NOTE 13:  NONPENSION POSTRETIREMENT BENEFITS

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


Changes in the Company's benefit obligation and funded status are as follows:

(in millions)                             1998      1997
Net benefit obligation at beginning
 of year                               $ 2,366   $ 2,281
  Service cost                              19        21
  Interest cost                            161       159
  Plan participants' contributions           3         1
  Plan amendments                         (158)        -
  Actuarial loss                            78        55
  Curtailments                             (29)        -
  Benefit payments                        (160)     (151)
                                        ------    ------
Net benefit obligation at end of year  $ 2,280   $ 2,366
                                       =======   =======


Funded status at end of year           $(2,280)  $(2,366)
Unrecognized net actuarial loss            443       410
Unrecognized plan amendments              (773)     (788)
                                       -------   -------
Net amount recognized and recorded
 at end of year                        $(2,610)  $(2,744)
                                       =======   =======

Weighted-average assumptions were as follows:

                                          1998      1997
Discount rate                              6.8%      7.0%
Salary increase rate                       4.3%      4.5%
Health care cost trend (a)                 7.0%      8.0%

(a) decreasing to 5.0% by 2002

(in millions)                             1998      1997      1996
Components of net postretirement
 benefit cost
  Service cost                          $   19    $   21    $   25
  Interest cost                            161       159       166
  Amortization of:
    Prior service cost                     (70)      (69)      (71)
    Recognized actuarial loss               16         2         8
                                        ------    ------    ------
                                           126       113       128

  Curtailment credit                      (103)        -       (97)
                                        ------    ------    ------
Total net postretirement benefit cost   $   23    $  113    $   31
                                        ======    ======    ======

The Company recorded a $103 million curtailment gain in 1998 as a result of the reduction in employees in 1998 from the 1997 restructuring program.
The Company recorded a $97 million curtailment gain in 1996 as a result of the sale of the Office Imaging business, which was included in the loss on the sale.

In 1998, the Company moved to a new managed-care base health plan in order to effectively manage health care costs while maintaining the quality of care. This change resulted in a reduction of $25 million for 1998 postretirement benefit costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                             1%          1%
                                          increase    decrease
Effect on total service and interest
  cost components                          $   8       $  (6)
Effect on postretirement benefit
  obligation                                  68         (56)

---------------------------------------------------------------------------

NOTE 14:  STOCK OPTION AND COMPENSATION PLANS

The Company's stock incentive plans consist of the 1995 Omnibus Long-Term Compensation Plan (the 1995 Plan), the 1990 Omnibus Long-Term Compensation Plan (the 1990 Plan) and the 1985 Stock Option Plan (the 1985 Plan). The Plans are administered by the Executive Compensation and Development Committee of the Board of Directors.

Under the 1995 Plan, 22 million shares of the Company's common stock may be granted to a variety of employees between February 1, 1995 and December 31, 1999. Option prices are not less than 100% of the per share fair market value on the date of grant, and the options generally expire ten years from the dates of grant, but may expire sooner if the optionee's employment terminates. The 1995 Plan also provides for Stock Appreciation Rights
(SARs) to be granted, either in tandem with options or freestanding. SARs allow optionees to receive payment equal to the difference between the Company's stock market price on grant date and exercise date. At December 31, 1998, 221,544 freestanding SARs were outstanding at option prices ranging from $56.31 to $71.81.

Under the 1990 Plan, 22 million shares of the Company's common stock were eligible for grant to key employees between February 1, 1990 and January 31, 1995. Option prices could not be less than 50% of the per share fair market value on the date of grant; however, no options below fair market value were granted. The options generally expire ten years from the dates of grant, but may expire sooner if the optionee's employment terminates. The 1990 Plan also provided that options with dividend equivalents, tandem SARs and freestanding SARs could be granted. At December 31, 1998, 65,242 tandem SARs and 131,725 freestanding SARs were outstanding at option prices ranging from $31.45 to $44.50.

Under the 1985 Plan, 408,039 options, 21,037 tandem SARs and 7,076 freestanding SARs were outstanding at December 31, 1998, at the option price of $33.79. The 1985 Plan terms are similar to the 1995 Plan terms.

In April 1998, the Company made a one-time grant of 100 stock options for common stock to all employees of the Company at that date (8,468,100 shares under options). The options were granted at fair market value on the date of grant and expire ten years from the grant date. The options have a two-year vesting period. The Executive Compensation and Development Committee of the Board of Directors approved the one-time grant.

Further information relating to options is as follows:
(Amounts in thousands, except per share amounts)

                                               Shares       Range of Price
                                            Under Option      Per Share

Outstanding on December 31, 1995               21,199       $30.25 - $69.50
   Granted                                      3,359       $68.00 - $83.44
   Exercised                                    3,411       $30.25 - $71.81
   Terminated, Canceled or Surrendered            293       $31.45 - $75.69
                                               ------
Outstanding on December 31, 1996               20,854       $30.25 - $83.44
   Granted                                      6,077       $54.38 - $92.31
   Exercised                                    2,422       $30.25 - $71.81
   Terminated, Canceled or Surrendered            305       $31.45 - $90.75
                                               ------
Outstanding on December 31, 1997               24,204       $30.25 - $92.31
   Granted                                     14,546       $59.00 - $87.59
   Exercised                                    3,208       $30.25 - $82.00
   Terminated, Canceled or Surrendered          1,211       $31.45 - $83.38
                                               ------
Outstanding on December 31, 1998               34,331       $30.25 - $92.31
Exercisable on December 31, 1998               15,744       $30.25 - $92.31

Pro forma net earnings and earnings per share information, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for employee stock options under SFAS No. 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                          1998           1997          1996

Risk free interest rates                   5.6%           6.7%          6.3%
Expected option lives                   7 years        7 years       7 years
Expected volatilities                       27%            25%           25%
Expected dividend yields                  2.71%          2.32%         2.25%

The weighted-average fair values of options granted were $19.94, $25.76 and $22.84 for 1998, 1997 and 1996, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (2-3 years). The Company's pro forma information follows:

                                                Year Ended December 31,
(in millions, except per share data)       1998           1997         1996
Net earnings (loss)
  As reported                            $1,390         $    5       $1,288
  Pro forma                               1,272            (52)       1,262
Basic earnings (loss) per share
  As reported                            $ 4.30         $  .01       $ 3.82
  Pro forma                                3.93           (.16)        3.74
Diluted earnings (loss) per share
  As reported                            $ 4.24         $  .01       $ 3.76
  Pro forma                                3.93           (.16)        3.68

The following table summarizes information about stock options at December
31, 1998:
(Number of options in thousands)
                        Options Outstanding             Options Exercisable
               ------------------------------------    ----------------------
 Range of                   Weighted-
 Exercise                    Average      Weighted-               Weighted-
  Prices                    Remaining      Average                  Average
 At     Less               Contractual    Exercise                 Exercise
Least   Than   Options        Life          Price        Options      Price
$30  -  $45     8,663          3.6         $38.35         8,463       $38.24
$45  -  $60     3,304          5.9         $54.22         3,299       $54.21
$60  -  $75    19,326          8.8         $68.23         3,163       $71.88
$75  -  $90       916          8.5         $81.15           231       $81.20
>$90            2,122          8.2         $90.19           588       $90.24
               ------                                    ------
               34,331                                    15,744
               ======                                    ======

---------------------------------------------------------------------------

NOTE 15:  ACQUISITIONS AND JOINT VENTURES

1998

On March 12, 1998, the Company acquired 51% of PictureVision Inc.'s stock for approximately $50 million. PictureVision, the leading provider of digital imaging network services and solutions at retail, operates as a subsidiary of the Company. Kodak has integrated the products and activities of its Picture Network, which provides consumers with an Internet-based digital imaging network service, with PictureVision's digital imaging service, PhotoNet. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the business have been included in the accompanying consolidated financial statements from the date of acquisition.

In February 1998, the Company contributed $308 million to Kodak (China) Company Limited (KCCL), a newly formed company operating in China, in exchange for 80% of the outstanding shares of the company. On March 25 and September 1, 1998, the new company acquired certain manufacturing assets of Shantou Era Photo Material Industry Corporation, a Chinese domestic photographic enterprise, for $159 million in cash and $22 million in debt payable in 2003. On March 26, 1998, KCCL acquired certain manufacturing assets of Xiamen Fuda Photographic Materials Company, Ltd., another Chinese domestic photographic enterprise, for $149 million.

In February 1998, the Company contributed $32 million to Kodak (Wuxi) Company Limited (KWCL), a newly formed company operating in China, in exchange for 70% of the outstanding shares of the business. On April 2, 1998, KWCL acquired part of the manufacturing assets of Wuxi Aermei Film and Chemical Corporation, a Chinese domestic photographic enterprise, for $11 million in cash and $21 million in debt payable in 1999.

The acquisitions by KCCL and KWCL have been accounted for as purchases and, accordingly, the operating results of the acquired companies have been included in the accompanying consolidated financial statements from the dates of acquisition. Substantial portions of the purchase prices were allocated to goodwill, which is being amortized over a ten-year period.

On November 30, 1998, Kodak acquired certain assets and assumed certain liabilities of Imation's medical imaging business, including all of the outstanding shares of Imation's Cemax-Icon subsidiary, for approximately $530 million. The business acquired by Kodak generates approximately $500 million in revenues annually. The transaction was accounted for by the purchase method and, accordingly, the operating results of the business have been included in the accompanying consolidated financial statements from the date of acquisition. A subtantial portion of the purchase price was allocated to tangible assets and goodwill, which is being amortized over a ten-year period. See discussion regarding in-process R&D charges below.

Upon closing of the Imation acquisition, the civil litigation concerning certain intellectual property disputes between the companies in the United States and Italy was settled. At the same time, the related civil litigation between Kodak and Minnesota Mining & Manufacturing Co. was also settled.

The 1998 and 1997 acquisitions did not have a material impact on the Company's results of operations in those years. Pro forma financial information has not been presented since the acquisitions, both individually and in the aggregate within the respective years, would not have had a material impact on the Company's financial position or results of operations.

1997

On March 17, 1997, the Company acquired the assets and liabilities of the Wang Laboratories' software business unit for approximately $260 million in cash. The unit is engaged in the development of workflow, imaging, document management and network storage management and desktop software. The transaction was accounted for by the purchase method and, accordingly, the operating results of the business have been included in the accompanying consolidated financial statements from the date of acquisition. Goodwill recorded in connection with the acquisition is being amortized over five years. See discussion regarding in-process R&D charges below.

On September 2, 1997, the Company completed a program to increase its stake in Chinon Industries, Inc. from 12% to 50.1%. The Company's consolidated financial statements include the accounts of Chinon beginning September 2. Kodak and Chinon closely collaborate on the development and production of digital cameras; Chinon also produces Kodak's IL-500 scanner. Kodak and Chinon will continue to collaborate on engineering and development of digital cameras and scanners.

On October 2, 1997, the Company purchased CPI's interest in the Fox Photo, Inc. joint venture for $10 million in cash and a $43.9 million note. The two companies formed the venture in October 1996. The transaction was accounted for by the purchase method and, accordingly, the operating results of the venture have been included in the accompanying consolidated financial statements from the date of formation. On September 1, 1998, the Company sold all of its shares of Fox Photo, Inc. as discussed in Note 16, Sales of Assets and Divestitures.

On December 31, 1997, the Company and Sun Chemical Corporation formed a joint venture, Kodak Polychrome Graphics, that supplies film, paper, conventional and computer-to-plate solutions, processing chemistry and digital color proofing products to the global graphics arts market. Each company owns 50% of the venture and shares profits equally. Assets contributed to the joint venture were reclassified to other noncurrent assets on the Consolidated Statement of Financial Position. The Company's investment in the venture is accounted for using the equity method.

In-process Research and Development Charges

In connection with recent business combinations, the Company allocated a portion of the purchase price to acquired in-process R&D totaling $42 million in the fourth quarter of 1998 related to the Imation acquisition and $186 million in the first quarter of 1997 related to the Wang acquisition.

The Company used independent professional appraisal consultants to assess and allocate values to the in-process R&D. These allocations represent the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the dates of the respective business combinations, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition dates.

The valuations were determined by the Company using the income approach. The Company believes that the assumptions used in the forecasts were reasonable at the time of the respective business combinations. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results.

Management expects to continue supporting the viable remaining R&D programs and believes the Company has a reasonable chance of successfully completing the remaining R&D programs. However, there is a risk associated with the completion of the R&D projects and the Company cannot be assured that any will meet with either technological or commercial success.

Without successful completion of the remaining R&D efforts on the acquired in-process technologies, the end result would be to fail to fulfill product design specifications and in turn fail to meet market requirements. As a result, the Company would not realize the future revenues and profits attributed to the acquired R&D. Ultimately, the Company would fail to realize the expected return on such investments. The failure of any particular individual in-process R&D project would not materially impact the Company's financial position or results of operations. Operating results are subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, market size and growth, and product introduction or other actions by competitors.

A description of the acquired in-process technology and the estimates of the fair value of in-process R&D made by the Company for each business combination are set forth below.

Imation Medical Imaging

The in-process technology acquired from Imation consists of eight R&D projects within three broad technology groupings: Dry, Imagesetting and Analog, which comprise $31 million, $10 million and $1 million, respectively. The specific nature of the significant technology acquired from Imation, dry technology, is outlined below.

Unlike wet technology used in medical imaging applications, dry technologies require no wet chemistry, wet film processing or darkroom procedures. The dry technology projects include next-generation laser printing systems for high resolution mammography applications, low cost decentralized printing networks with dedicated modality connections and a flexible image acquisition unit with three direct inputs, network input and output. Dry technology projects also include next-generation dry media with improved image stability and lower unit cost.

Estimated net cash inflows from the acquired in-process technology related to Medical Imaging are projected to commence in the year 2000, peak in 2001 and steadily decline through 2007. The in-process technology is expected to be completed by the year 2000.

As of the date of acquisition, $44 million had been expended to develop these R&D projects. The estimated cost to complete the projects is approximately $11 million, to be incurred through the year 2000. Remaining efforts on the projects are significant and include most phases of project design, development and testing.

The fair value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing commercially viable products and estimating the resulting cash
flows from the expected product sales of such products.   The resulting
cash flows were discounted to their present value using a rate of 12%.
Cash flows attributable to development efforts, including the completion of developments underway, and future versions of the product that have not yet been undertaken, were excluded in the valuation of in-process R&D. A contributory asset charge was applied for the use of working capital, fixed assets, developed technology and other intangibles. There were no material anticipated changes from historical pricing, margins and expense trends.

Acquired developed technology of approximately $90 million was capitalized at acquisition date and is being amortized over seven years on a straight-line basis.

Wang Software

In-process technology acquired from Wang was comprised of several new and next-generation technology projects, which included the creation of significant Desktop/Workgroup Imaging Systems and Production Imaging Systems, as well as Computer Output to Laser Disk (COLD), Document Warehouse, and New Imaging and Workflow technologies. The fair value assigned to the Desktop/Workgroup Imaging Systems and Production Imaging Systems was approximately $6 million and $21 million, respectively, while the fair value assigned to COLD, Document Warehouse, and New Imaging and Workflow technologies was approximately $17 million, $30 million and $102 million, respectively, The Company also assessed other in-process technologies, including Storage Management and Document Management technologies, to which it assigned a fair market value of approximately $10 million.

Unlike proven existing software technology, the above in-process next-generation technology is considered unproven and start-up in nature in the industry. As of the date of acquisition, an estimated $30 million had been expended to develop these R&D projects. The estimated completion costs to be incurred through the year 1999 were approximately $50 million.
Remaining efforts on the projects are significant and include most phases of project design, development and testing.

The fair value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing commercially viable products and estimating the resulting cash flows from the expected product sales of such products. The resulting cash flows were discounted to their present value using rates of 17% to 19%. Contributory asset charges were applied for the use of working capital, fixed assets, developed technology and other intangibles. There were no material anticipated changes from historical pricing, margins and expense trends.

Acquired developed technology of approximately $25 million was capitalized at acquisition date and is being amortized over five years on a straight-line basis.

The in-process R&D projects acquired from Wang are six to twelve months behind the original completion schedule. Additionally, the Document Warehouse project has been discontinued as a result of strategic changes in the Company's portfolio.
---------------------------------------------------------------------------

NOTE 16: SALES OF ASSETS AND DIVESTITURES

In June 1998, the Company sold part of its investment in Gretag Imaging Group, a Swiss manufacturer of film processing equipment. The proceeds from the sale were $72 million and resulted in a pre-tax gain of $66 million in other income(charges).

On September 1, 1998, the Company sold all of its shares of Fox Photo, Inc. to Wolf Camera for an amount approximating the current value of Fox Photo's net assets.

On October 1, 1998, Elan Corporation, plc purchased from Kodak all the assets and liabilities of Kodak's subsidiary NanoSystems L.L.C., a drug delivery company, for approximately $150 million in a combination of $137 million cash and warrants to purchase ordinary shares in Elan. The Company recorded a pre-tax gain of $87 million in other income (charges) on the sale in the fourth quarter of 1998.

In connection with the sale of the Office Imaging business on December 31, 1996, Kodak and Danka entered into agreements whereby Kodak supplied high-volume copiers and printers to Danka and Danka provided Kodak with R&D funding. Danka paid Kodak $559 million in cash, net of final adjustments, in exchange for certain assets and the assumption of certain operating liabilities. The book value of net assets sold was $716 million. The Company recorded liabilities for employee separation payments, contract termination payments, and transaction and other costs. As a result of this transaction, the Company recognized a pre-tax loss of $387 million in other income (charges).

Financial difficulties on the part of Danka affected its ability to fulfill the original terms of certain of its agreements with the Company in the fourth quarter of 1998. As a result, in December 1998, the Company's supply agreement and certain other agreements with Danka were terminated and interim arrangements for the supply by the Company to Danka of copier equipment, parts and supplies were established on a month-to-month basis. As a result of significant volume reductions by Danka, the Company was required to take action in the fourth quarter of 1998 that resulted in charges for employee severance (800 personnel) and write-downs of working capital and equipment. Such pre-tax charges amounted to $132 million and were recorded to cost of goods sold ($68 million) and SG&A expenses ($64 million). All actions with respect to this charge, including employee terminations, were taken by the Company in 1998. The Company continues to assess its strategic options for its Office Imaging business and may need to take further action in 1999 which could have a material impact on the Company's results of operations.
------------------------------------------------------------------------

NOTE 17:  DISCONTINUED OPERATIONS

In 1994, the Company sold the pharmaceutical and consumer health businesses of Sterling Winthrop Inc., the household products and do-it-yourself products businesses of L&F Products and the Clinical Diagnostics Division. In computing the net gain from discontinued operations, the Company recorded amounts for environmental exposures, product liabilities, buyer indemnifications, purchase price adjustments, taxes and other items based on the best estimates available at the time the transactions occurred. In 1996, the Company completed negotiations with buyers and filed tax returns associated with the sale of the non-imaging health businesses. As a result of these actions and a further assessment of the liabilities recorded at the time of the sale, the Company recognized a $277 million after-tax benefit in discontinued operations in 1996, the primary component of which was income and other taxes.
------------------------------------------------------------------------

NOTE 18:  SEGMENT INFORMATION

The Consumer Imaging segment derives revenues from photographic film, paper, chemicals, cameras, photoprocessing equipment, and photoprocessing services sold to consumers. The Kodak Professional segment derives revenues from photographic film, paper, chemicals, and digital cameras sold to professional customers and to the Kodak Polychrome Graphics joint venture. The Health Imaging segment derives revenues from medical film and processing equipment sold to health care organizations. The Other Imaging segment derives revenues from motion picture film sold to movie production and distribution companies, copiers, microfilm equipment and media, printers, scanners and other business equipment, document imaging software, and certain digital cameras and media.

Transactions between segments, which are immaterial, are made on a basis intended to reflect the market value of the products, recognizing prevailing market prices and distributor discounts. Differences between the reportable segments' operating results and net assets, and the Company's consolidated financial statement relate primarily to items held at the corporate level, and to other items excluded from segment operating measurements.

Segment financial information is shown below.

(in millions)                            1998       1997       1996

Sales:
  Consumer Imaging                    $ 7,164    $ 7,681    $ 7,659
  Kodak Professional                    1,840      2,272      2,367
  Health Imaging                        1,526      1,532      1,627
  Other Imaging                         2,876      3,053      4,315
                                      -------    -------    -------
    Consolidated total                $13,406    $14,538    $15,968
                                      =======    =======    =======


Earnings (loss) from operations:
  Consumer Imaging                    $ 1,080    $ 1,072    $ 1,324
  Kodak Professional                      330        284        319
  Health Imaging                          321        317        375
  Other Imaging                           157        (88)       185
                                      -------    -------    -------
    Total of segments                   1,888      1,585      2,203

  Restructuring costs
   and asset impairments                    -     (1,455)      (358)
                                      -------    -------    -------
    Consolidated total                $ 1,888    $   130    $ 1,845
                                      =======    =======    =======


Net earnings (loss) from continuing
 operations:
  Consumer Imaging                    $   785    $   724    $   907
  Kodak Professional                      237        192        223
  Health Imaging                          205        213        257
  Other Imaging                           162        (86)       148
                                      -------    -------    -------
    Total of segments                   1,389      1,043      1,535

  Restructuring costs
   and asset impairments                    -     (1,455)      (358)
  Loss on sale of Office Imaging            -          -       (387)
  Gain on sale of NanoSystems              87          -          -
  Interest expense                       (110)       (98)       (83)
  Corporate interest income                27         25         59
  Income tax effects on above items
   and taxes not allocated to segments     (3)       490        245
                                      -------    -------    -------
    Consolidated total                $ 1,390    $     5    $ 1,011
                                      =======    =======    =======


Operating net assets:
  Consumer Imaging                    $ 4,856    $ 4,009    $ 4,060
  Kodak Professional                    1,591      1,370      1,555
  Health Imaging                        1,135        588        612
  Other Imaging                         1,173        887      1,026
                                      -------    -------    -------
    Total of segments                   8,755      6,854      7,253

  LIFO inventory reserve                 (491)      (534)      (589)
  Cash and marketable securities          500        752      1,796
  Dividends payable                      (142)      (143)      (133)
  Net deferred income tax assets
   and tax liabilities                    457        685        147
  Noncurrent other postemployment
    liabilities                        (2,455)    (2,593)    (2,618)
  Other corporate net assets             (614)      (664)       (22)
                                      -------    -------    -------
    Consolidated net assets (1)       $ 6,010    $ 4,357    $ 5,834
                                      =======    =======    =======

(1) Consolidated net assets may be derived from the Consolidated Statement of Financial Position, as follows:

(in millions)                            1998       1997       1996

Total assets                          $14,733    $13,145    $14,438

Total liabilities                      10,745      9,984      9,704
Less: Short-term borrowings            (1,518)      (611)      (541)
Less: Long-term borrowings               (504)      (585)      (559)
                                      -------    -------    -------
    Non-interest-bearing liabilities    8,723      8,788      8,604
                                      -------    -------    -------
    Consolidated net assets           $ 6,010    $ 4,357    $ 5,834
                                      =======    =======    =======


Depreciation expense:
  Consumer Imaging                    $   401    $   387    $   344
  Kodak Professional                      117        119        124
  Health Imaging                           51         61         68
  Other Imaging                           168        181        301
                                      -------    -------    -------
    Consolidated total                $   737    $   748    $   837
                                      =======    =======    =======


Goodwill amortization expense:
  Consumer Imaging                    $    77    $    52    $    43
  Kodak Professional                       10          7         12
  Health Imaging                            8          4          5
  Other Imaging                            21         17          6
                                      -------    -------    -------
    Consolidated total                $   116    $    80    $    66
                                      =======    =======    =======


Capital additions:
  Consumer Imaging                    $   622    $   796    $   599
  Kodak Professional                      143        234        201
  Health Imaging                           88         91         82
  Other Imaging                           255        364        459
                                      -------    -------    -------
    Consolidated total                $ 1,108    $ 1,485    $ 1,341
                                      =======    =======    =======


Sales to external customers attributed to (2):

  The United States                   $ 6,417    $ 6,890    $ 7,453
  Europe, Middle East and Africa        3,701      4,036      4,664
  Asia Pacific                          2,009      2,333      2,453
  Canada and Latin America              1,279      1,279      1,398
                                      -------    -------    -------
    Consolidated total                $13,406    $14,538    $15,968
                                      =======    =======    =======

(2) Sales are reported in the geographic area in which they originate.


Long-lived assets located in:

  The United States                   $ 4,044    $ 4,007    $ 3,892
  Europe, Middle East and Africa          861        818        807
  Asia Pacific                            704        386        403
  Canada and Latin America                305        298        320
                                      -------    -------    -------
    Consolidated total                $ 5,914    $ 5,509    $ 5,422
                                      =======    =======    =======

NOTE 19:  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED
                                 4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                                    (in millions, except per share data)
1998

Sales                             $3,563     $3,391     $3,541     $2,911
Gross profit                       1,463      1,611      1,713      1,326
Net earnings                         272(1)     398        495(2)
225(3)
Basic earnings per share             .84       1.23       1.53        .70
Diluted earnings per share           .83       1.21       1.51        .69


1997

Sales                             $3,779     $3,773     $3,853     $3,133
Gross profit                       1,506      1,728      1,838      1,490
Net (loss) earnings                 (744)(4)    232(5)     368
149(6)
Basic (loss) earnings per
share (7)                          (2.29)       .71       1.12        .45
Diluted (loss) earnings per
 share (7)                         (2.29)       .71       1.11        .44

(1) Includes $17 million of litigation charges, which reduced net earnings by $11 million; $132 million of Office Imaging charges, which reduced net earnings by $87 million; $45 million primarily for a write-off of in-process R&D associated with the Imation acquisition, which reduced net earnings by $30 million; and a gain of $87 million on the sale of NanoSystems, which increased net earnings by $57 million.

(2) Includes a gain of $66 million on the sale of part of the Company's investment in Gretag, which increased net earnings by $44 million.

(3) Includes $18 million of litigation charges, which reduced net earnings by $12 million.

(4) Includes $1,455 million of restructuring costs, asset impairments and other charges, which reduced net earnings by $990 million.

(5) Includes a $46 million charge in connection with the Image Technical Service, Inc. litigation relating to the sale of micrographics and copier parts, which reduced net earnings by $30 million.

(6) Includes $186 million for a write-off of in-process R&D associated with the Wang acquisition, which reduced net earnings by $123 million.

(7) Each quarter is calculated as a discrete period and the sum of the four quarters does not equal the full year amount.

SUMMARY OF OPERATING DATA
Eastman Kodak Company and Subsidiary Companies
(Dollar amounts and shares in millions, except per share data)

                                    1998    1997     1996     1995     1994
Sales from continuing
 operations                      $13,406 $14,538  $15,968  $14,980  $13,557
Earnings from operations           1,888     130    1,845    1,941    1,309
Earnings from continuing
 operations after tax before
 extraordinary items               1,390(1)    5(3) 1,011(5) 1,252      554(6)
Earnings from discontinued
 operations after tax before
 extraordinary items                   -       -      277        -      269
Net earnings                       1,390(1)    5(3) 1,288(5) 1,252      557(6)

EARNINGS AND DIVIDENDS
Net earnings
 - % of sales                       10.4%    0.0%     8.1%     8.4%     4.1%
 - % return on average
   shareholders' equity             38.9%    0.1%    26.1%    27.4%    15.1%
Basic earnings from continuing
 operations per share (7)           4.30     .01     3.00     3.67     1.65
Basic earnings per share (7)        4.30     .01     3.82     3.67     1.66
Diluted earnings from continuing
 operations per share               4.24     .01     2.95     3.62     1.64
Diluted earnings per share          4.24     .01     3.76     3.62     1.65
Cash dividends declared
  - on common shares                 570     577      539      547      537
  - per common share                1.76    1.76     1.60     1.60     1.60
Common shares outstanding at
 year end                          322.8   323.1    331.8    345.9    339.8
Shareholders at year end         129,495 135,132  137,092  143,574  151,349

STATEMENT OF FINANCIAL
 POSITION DATA
Working capital (8)              $   939 $   909  $ 2,089  $ 3,252  $ 2,319
Properties - net                   5,914   5,509    5,422    5,377    5,292
Total assets                      14,733  13,145   14,438   14,477   14,968
Short-term borrowings              1,518     611      541      586      371
Long-term borrowings                 504     585      559      665      660
Total shareholders' equity         3,988   3,161    4,734    5,121    4,017

SUPPLEMENTAL INFORMATION
Sales - Consumer Imaging         $ 7,164 $ 7,681  $ 7,659  $ 6,830  $ 5,919
      - Kodak Professional         1,840   2,272    2,367    2,358    2,444
      - Health Imaging             1,526   1,532    1,627    1,605    1,556
      - Other Imaging              2,876   3,053    4,315    4,187    3,638
Research and development costs       880(2)1,044(4) 1,028      935      859
Depreciation                         737     748      837      807      836
Taxes (excludes payroll, sales
 and excise taxes)                   809     164      663      796      567
Wages, salaries and employee
 benefits                          4,306   4,985    5,110    5,025    4,690
Employees at year end
  - in the U.S.                   46,300  54,800   53,400   54,400   54,300
  - worldwide                     86,200  97,500   94,800   96,600   96,300

(see footnotes on next page)

SUMMARY OF OPERATING DATA
Eastman Kodak Company and Subsidiary Companies

(footnotes for previous page)

(1) Includes $35 million of litigation charges, which reduced net earnings by $23 million; $132 million of Office Imaging charges, which reduced net earnings by $87 million; $45 million primarily for a write-off of in-process R&D associated with the Imation acquisition, which reduced net earnings by $30 million; a gain of $87 million on the sale of NanoSystems, which increased net earnings by $57 million; and a gain of $66 million on the sale of part of the Company's investment in Gretag, which increased net earnings by $44 million.

(2) Excludes a $42 million charge for the write-off of in-process R&D associated with the Imation acquisition.

(3) Includes $1,455 million of restructuring costs, asset impairments and other charges, which reduced net earnings by $990 million;
     $186 million as a write-off of in-process R&D associated with the Wang acquisition, which reduced net earnings by $123 million; and a $46 million litigation charge, which reduced net earnings by $30 million.

(4) Excludes a $186 million charge for the write-off of in-process R&D associated with the Wang acquisition.

(5) Includes $358 million of restructuring costs, which reduced net earnings by $256 million, and a $387 million loss related to the sale of the Office Imaging business, which reduced net earnings by $252 million.

(6) Includes $340 million of restructuring costs from continuing operations, which reduced net earnings by $254 million, and a $110 million loss on the extinguishment of certain financial instruments, which reduced net earnings by $80 million. Net earnings were also reduced by $266 million of extraordinary losses related to the early extinguishment of debt.

(7)  Based on weighted-average number of shares outstanding.

(8)  Excludes short-term borrowings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
---------------------------------------------------------------------------

                                 PART III

ITEMS 10(a), 11 AND 12.  DIRECTORS OF THE REGISTRANT
                         EXECUTIVE COMPENSATION
                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT

Responses to the above items, as contained in the Notice of 1999 Annual Meeting and Proxy Statement, which will be filed within 120 days of the Company's fiscal year end, are hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 10(b).  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers list is contained in PART I under the caption "Executive Officers of the Registrant" on page 9.
---------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None to report.
---------------------------------------------------------------------------

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                     Page No.
(a) 1.  Consolidated financial statements:
        Report of independent accountants                              29
        Consolidated statement of earnings                             30
        Consolidated statement of financial position                   31
        Consolidated statement of shareholders' equity                 32-33
        Consolidated statement of cash flows                           34-35
        Notes to financial statements                                  36-67

    2.  Financial statement schedules:

        II - Valuation and qualifying accounts                         73

        All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

    3.  Additional data required to be furnished:

        Exhibits required as part of this report are listed in the index appearing on pages 74 through 78. The management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report are listed on pages 75 through 78, Exhibit Numbers (10)A - (10)Q.

(b) Report on Form 8-K.

    No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 1998.

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

    EASTMAN KODAK COMPANY
          (Registrant)

By:                                    By:
   George M. C. Fisher, Chairman          Harry L. Kavetas, Chief Financial
   and Chief Executive Officer            Officer and Executive Vice
                                          President


                                          E. Mark Rajkowski
                                          Controller
Date:  March 10, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Richard S. Braddock, Director             Harry L. Kavetas, Director


Daniel A. Carp, Director                  Delano E. Lewis, Director


Martha Layne Collins, Director            Paul H. O'Neill, Director


Alice F. Emerson, Director                John J. Phelan, Jr., Director


George M. C. Fisher, Director             Laura D'Andrea Tyson, Director


Paul E. Gray, Director                    Richard A. Zimmerman, Director


Durk I. Jager, Director


Date:  March 10, 1999

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

Year ended December 31, 1998
  Deducted in the Statement
   of Financial Position:
   From Current Receivables
     Reserve for doubtful
      accounts                  $ 85        $61         $ 4         $142
     Reserve for loss on
      returns and allowances      27         13          13           27
                                ----        ---         ---         ----
     TOTAL                      $112        $74         $17         $169
                                ====        ===         ===         ====
   From Long-Term Receivables
    and Other Noncurrent Assets
     Reserve for doubtful
      accounts                  $ 10        $ 1         $ 1         $ 10
                                ====        ===         ===         ====


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
                                ====        ===         ===         ====

              Eastman Kodak Company and Subsidiary Companies
                             Index to Exhibits

Exhibit
Number
Page

(3)  A.  Certificate of Incorporation.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 25, 1988, Exhibit 3.)

     B.  By-laws, as amended through February 12, 1999.                  79

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

     I.  Eastman Kodak Company 1995 Omnibus Long-Term Compensation
         Plan, as amended effective October 8, 1998.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, Exhibit 10.)

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

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number

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

     P.  Eric Steenburgh Agreement dated March 12, 1998.
         (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998,
         Exhibit 10.)

     Q.  Richard T. Bourns Agreement dated January 28, 1999              94

(12) Statement Re Computation of Ratio of Earnings to Fixed Charges.     99

(21) Subsidiaries of Eastman Kodak Company.                             100

(23) Consent of Independent Accountants.                                102

(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-K.

(99) Eastman Kodak Employees' Savings and Investment Plan Annual Report on Form 11-K for the fiscal year ended December 30, 1998 (to be filed by amendment).

                                                              Exhibit (3) B.


                           EASTMAN KODAK COMPANY

                         A New Jersey Corporation





                                  BY-LAWS



















                   AS AMENDED THROUGH FEBRUARY 12, 1999

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

Section 2.  Notice of Annual Meeting.

     Notice of the annual meeting of shareholders shall be given by mail or any other method permitted by law, not less than ten (10) nor more than sixty (60) days before the meeting, to each shareholder of record of the corporation entitled to vote at such meeting.

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



                                 Article 4

                                 OFFICERS



Section 1.  Officers Enumerated.

     The officers of the corporation shall be a Chairman of the Board of Directors, a President, one or more Vice-Presidents, a Secretary, a Treasurer, a General Comptroller, and one or more Assistant Vice-
Presidents, Assistant Secretaries, Assistant Treasurers, and Assistant Comptrollers, all of whom shall be elected annually by the Board of Directors. The Chairman of the Board and the President shall be directors of the corporation.

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

                                                          Exhibit (10) Q.


January 28, 1999


T0:  Richard T. Bourns

RE:  Retirement

Dear Dick:

Once signed by both parties, this letter shall constitute an agreement between Eastman Kodak Company ("Kodak") and you. Its purpose is to confirm the terms of your retirement from Kodak.

1.   Retirement Date

It is hereby agreed that you will voluntarily terminate your employment on January 31, 1999 (the "Termination Date"). It is further agreed that you will retire from Kodak on February 1, 1999.

2.   Responsibilities

During the remainder of your employment by Kodak, you will perform the duties and responsibilities assigned to you by the Chief Operating Office.

3.   Stock Options

Subject to your satisfaction of the terms of this letter agreement, your termination of employment will be treated as an "Approved Reason" and a "Permitted Reason" for purposes of any nonqualified stock options to acquire Eastman Kodak Company common stock held by you at the time of your termination of employment. Consequently, you will not forfeit any Kodak stock options by virtue of your termination of employment. Rather, unless sooner forfeited, they will vest per their terms and expire on their scheduled expiration date.

4.   Alarm System

Subject to your satisfaction of the terms of this letter agreement, you will be permitted to retain the alarm system that is presently installed in your residence at 575 Colby Road, Spencerport, NY. After your retirement, you will, however, be solely responsible for paying any service related fees associated with the alarm system.

5.   Performance Stock Program

Upon your termination of employment, the awards you have earned and deferred under the Performance Stock Program (the "Program"), i.e., the awards for the 1993-1995 Restricted Stock Subplan to the Eastman Kodak Company 1990 Omnibus Long-Term Compensation Plan and the 1995-1996 Performance Cycle of the Performance Stock Program under the Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan (the "1995 Omnibus Plan"), will be paid to you pursuant to the terms of such program. That is, payment will be made in a single sum or in annual installments at the discretion of the Committee.

Recognizing that your termination of employment will be for "Retirement" under the terms of the Program, you will remain eligible for awards under the Program's 1996-1998, 1997-1999 and 1998-2000 Performance Cycles, provided awards are paid for such cycles. Any award earned for these three cycles will be paid in the form of shares of Kodak common stock, not subject to any restrictions. The awards you earn for the 1997-1999 and 1998-2000 Performance Cycles will be pro-rated based upon your length of service during such cycles.

Please keep in mind that under the terms of 1995 Omnibus Plan, all awards are, until paid, subject to forfeiture under Section 14.3 entitled "Noncompetition."

6.   Wage Dividend

You will be eligible for any Wage Dividend payable for the 1998
Performance Period based upon your participating compensation for this period. This award will be paid, subject to withholding for all applicable income and payroll taxes, in cash at the same time the plan's other participants receive their award for the 1998 Performance Period.

7.   Management Variable Compensation Plan.

You will remain eligible for an award under the Management Variable Compensation Plan for the 1998 Performance Period. If awards are paid for such period, whether your receive an award, and if so the size of such award, will be based upon your achievement of your performance commitments for 1998. Any award earned by you will be paid, subject to withholding for all applicable income and payroll taxes, at the same time the plan's participants receive their awards for the 1998 Performance Period.

8.   Financial Counseling

You will, at Kodak's expense, continue to be eligible to participate in Kodak's financial counseling program for the two-year period commencing upon the Termination Date. The payment of these expenses on your behalf will be treated as ordinary income to you and reported accordingly.

9.   Post-Retirement Survivor Income Benefit

As you know, upon your retirement you will be eligible for a post-retirement survivor income benefit under the Family Protection Program ("FPP"). The post-retirement income benefit will provide a monthly income benefit to your spouse for life should you predecease her after you retire. If FPP is ever amended or terminated to either limit or eliminate the post-retirement survivor income benefit, Kodak agrees to continue to provide this benefit to you. The benefit will be provided on substantially the same terms and conditions (e.g., amount and duration) as if it were still being provided under the terms of FPP. Kodak will not have an obligation to fund the benefit and, consequently, the benefit may at Kodak's discretion be paid from the company's assets.

10.  Benefits Not Benefits Bearing

In no event shall any of the benefits payable under this letter agreement be "benefits bearing." In other words, the amount of these benefits will not be taken into account, nor considered for any reason, for purposes of determining any company provided benefits or compensation to which you may become eligible, including, by way of illustration and not by way of limitation, the wage dividend.

11.  Release

In consideration for the benefits under Sections 3, 4, 8 and 9 of this letter agreement, you hereby agree to execute immediately prior to your termination of employment the release annexed hereto as Addendum A. In the event you either fail to sign the Addendum A or, once signed, make an effective revocation of Addendum A, you will not be entitled to benefits under Sections 3, 4, 8 and 9 of this letter agreement.

12.  Continued Cooperation

Following your retirement, Kodak may need your continued cooperation and involvement with various pieces of litigation and other legal matters which are now pending or which may arise after your retirement. As partial consideration for the benefits under this letter agreement, you agree, at Kodak's request from time to time, to cooperate with Kodak in its efforts to defend and/or pursue any such litigation or other legal matters. You further agree that you will provide this assistance to Kodak at no additional remuneration beyond those benefits already being provided to you under the terms of this letter agreement. Furthermore, in the event of your breach of this letter agreement, and regardless of whatever actions or remedies Kodak pursues as a result thereof, you agree to continue to perform the services required of you under this Section 12 of the letter agreement. When performing these services at Kodak's request, Kodak agrees to reimburse you for the reasonable travel and lodging expenses you incur upon submission of such documentation as is normally required of Kodak employees in receiving reimbursement for similar types of expenses. By way of illustration and not by way of limitation, the types of services that may be requested of you under this Section 12 include: attending strategy sessions, attending preparations for trial, appearing at depositions, executing affidavits and testifying at trials.

13.  Employees' Agreement

During your employment by Kodak, you signed an "Eastman Kodak Company Employee's Agreement" in which you reaffirmed your obligation not to disclose company trade secret, confidential or proprietary information. Further, you agreed not to engage in work or activities on behalf of a competitor of Kodak's in the field in which you were employed by Kodak for a period of two (2) years following termination of your employment by Kodak. By signing this letter agreement, you reaffirm the Employee's Agreement and agree that it is, and will be at the time of your termination, in full force and effect, without amendment or modification.

To the extent you locate one or more opportunities in any field or fields in which you have worked for Kodak, Kodak agrees, upon your request, to promptly review the terms of each such employment opportunity to determine whether such opportunity is in Kodak's opinion violative of the terms of the Employee's Agreement. All such requests should be submitted directly to my attention.

14.  Miscellaneous

     A. Confidentiality. You will agree to keep the existence of this letter confidential except that you may review it with your attorney, financial advisor, spouse, or adult children, or with my designee or me.

     B. Unenforceability. If any portion of this letter agreement is deemed to be void or unenforceable by a court of competent jurisdiction, the remaining portions will remain in full force and effect to the maximum extent allowed by law. The parties intend and desire that each portion of this letter agreement be given the maximum possible effect allowed by law.

     C. Headings. The heading of the several sections of this letter agreement have been prepared for convenience and reference only and shall not control, affect the meaning, or be taken as the interpretation of any provision of this letter agreement.

     D. Applicable Law. All matters pertaining to this letter agreement (including its interpretation, application, validity, performance and breach) shall be governed by, construed and enforced in accordance with the laws of the State of New York without giving effect to principles of conflicts of laws.

     E. Amendment. This letter agreement may not be changed, modified, or amended, except in a writing signed by both you and Kodak that expressly acknowledges that it is changing, modifying or amending this letter agreement.

     F. Counterparts. This letter agreement may be executed in any number of duplicate originals, each of which shall be deemed an original, and said duplicate originals shall constitute but one and the same instrument.


Your signature below means that:

     1. You have had ample opportunity to discuss the terms and conditions of this letter agreement with an attorney and/or financial advisor of your choice and as a result fully understand its terms and conditions; and

     2. You accept the terms and conditions set forth in this letter agreement; and

     3. This letter agreement, including in particular its reference regarding the continuing effectiveness of the Employees' Agreement, supersedes and replaces any and all agreements or understandings whether written or oral that you may have with Kodak, or any subsidiaries or affiliates, concerning any special or other separation, retirement or compensation arrangement.

If you find the foregoing acceptable, please sign your name on the signature line provided below and return the original signed copy of this letter directly to my attention. Thank you.

                              Very truly yours,



                              Michael P. Morley

MPM:llh
Enclosure


Signed:__________________________
          Richard T. Bourns


Dated:___________________________

                                                               Exhibit (12)
              Eastman Kodak Company and Subsidiary Companies
             Computation of Ratio of Earnings to Fixed Charges
                     (in millions, except for ratios)

                          Year Ended December 31

                               1998      1997      1996      1995      1994
Earnings from
 continuing operations
 before provision for
 income taxes                $2,106    $   53    $1,556    $1,926    $1,002
Add:
  Interest expense              110        98        83        78       535
  Share of interest expense
   of 50% owned companies         7         5         2         1         -
  Interest component of
   rental expense (1)            50        61        81        63        66
  Amortization of
   capitalized interest          24        23        22        22        25
                             ------    ------    ------    ------    ------

  Earnings as adjusted       $2,297    $  240    $1,744    $2,090    $1,628
                             ======    ======    ======    ======    ======

Fixed charges
  Interest expense              110        98        83        78       535
  Share of interest expense
   of 50% owned companies         7         5         2         1         -
  Interest component of
   rental expense (1)            50        61        81        63        66
  Capitalized interest           41        33        29        30        35
                             ------    ------    ------    ------    ------
  Total fixed charges        $  208    $  197    $  195    $  172    $  636
                             ======    ======    ======    ======    ======
Ratio of earnings to
 fixed charges                11.0x      1.2x(2)   8.9x(3)  12.2x      2.6x(4)

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


                                                               Exhibit (21)

Subsidiaries of Eastman Kodak Company
                                                        Organized
Companies Consolidated                                Under Laws of

Eastman Kodak Company                                  New Jersey
  Eastman Kodak International
    Sales Corporation                                  Barbados
  Torrey Pines Realty Company, Inc.                    Delaware
  The Image Bank, Inc.                                 New York
  Cinesite, Inc.                                       Delaware
  FPC Inc.                                             California
  Qualex Inc.                                          Delaware
    Qualex Canada Photofinishing Inc.                  Canada
  Eastman Software Inc.                                Delaware
  Jamieson Film Company                                Delaware
  PictureVision Inc.                                   Delaware
  Eastman Gelatine Corporation                         Massachusetts
  Eastman Canada Inc.                                  Canada
    Kodak Canada Inc.                                  Canada
    Kodak (Export Sales) Ltd.                          Hong Kong
  Kodak Argentina S.A.I.C.                             Argentina
  Kodak Brasileira C.I.L.                              Brazil
  Kodak Chilena S.A.F.                                 Chile
  Kodak Caceo Ltd.                                     Delaware
  Kodak Panama, Ltd.                                   New York
  Kodak Americas, Ltd.                                 New York
  Kodak Venezuela, S.A.                                Venezuela
  Kodak (Near East), Inc.                              New York
  Kodak (Singapore) Pte. Limited                       Singapore
  Kodak Philippines, Ltd.                              New York
  Kodak Limited                                        England
    Cinesite (Europe) Limited                          England
    Kodak India Limited                                India
    Kodak Polska Sp.zo.o                               Poland
    Kodak International Finance Ltd.                   England
  Kodak AO                                             Russia
  Kodak (Ireland) Manufacturing Limited                Ireland
  Kodak Ireland Limited                                Ireland
  Kodak-Pathe SA                                       France
  Kodak A.G.                                           Germany
  E. K. Holdings, B.V.                                 Netherlands
  Kodak Korea Limited                                  South Korea
  Kodak Far East Purchasing, Inc.                      New York
  Kodak New Zealand Limited                            New Zealand
  Kodak (Australasia) Pty. Ltd.                        Australia
  Kodak (Kenya) Limited                                Kenya
  Kodak (Egypt) S.A.E.                                 Egypt
  Kodak (Malaysia) S.B.                                Malaysia
  Kodak Taiwan Limited                                 Taiwan

                                                               Exhibit (21)
                                                                (Continued)
                                                        Organized
Companies Consolidated                                Under Laws of

Eastman Kodak Company
  Eastman Kodak International Capital
    Company, Inc.                                      Delaware
    Kodak de Mexico S.A. de C.V.                       Mexico
    Kodak Export de Mexico, S. de R.L. de C.V.         Mexico
    Kodak Mexicana S.A. de C.V.                        Mexico
      Industria Mexicana de Fotocopiadoras,
       S.A. de C.V.                                    Mexico
    N.V. Kodak S.A.                                    Belgium
    Kodak a.s.                                         Denmark
    Kodak Norge A/S                                    Norway
    Kodak SA                                           Switzerland
    Kodak (Far East) Limited                           Hong Kong
    Kodak (Thailand) Limited                           Thailand
  Kodak G.m.b.H.                                       Austria
    Kodak Kft.                                         Hungary
  Kodak Oy                                             Finland
  Kodak Nederland B.V.                                 Netherlands
  Kodak S.p.A.                                         Italy
  Kodak Portuguesa Limited                             New York
  Kodak S.A.                                           Spain
  Kodak AB                                             Sweden
  Eastman Kodak (Japan) Ltd.                           Japan
  Kodak Japan Ltd.                                     Japan
    Kodak Imagex K.K.                                  Japan
    K.K. Kodak Information Systems                     Japan
  Kodak Japan Industries Ltd.                          Japan
  Kodak (China) Limited                                Hong Kong
  Kodak Electronic Products (Shanghai) Co., Ltd.       China
  BASO Precision Optics, Ltd.                          Taiwan
  K.H. Optical Company Limited                         Hong Kong
  Kodak Photographic Equipment (Shanghai) Co., Ltd.    China
  Kodak (China) Co. Ltd.                               China
  Kodak (WUXI) Co. Ltd.                                China

Note: Subsidiary Company names are indented under the name of the parent company.

                                                               Exhibit (23)

                    CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-48258, No. 33-49285, No. 33-64453, and No. 333-31759), Form S-4 (No. 33-48891),
and S-8 (No. 33-5803, No. 33-35214, No. 33-56499, No. 33-65033, No. 33-65035,
No. 333-57729, No. 333-57659, No. 333-57663, No. 333-57665, and
No. 333-23371) of Eastman Kodak Company of our report dated
January 13, 1999, appearing on page 29 of this Annual Report on Form 10-K.




PricewaterhouseCoopers LLP
Rochester, New York
March 10, 1999