Form 10-Q
period 1999-03-31
EASTMAN KODAK CO
filed 1999-05-04
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                        March 31, 1999

Common Stock, $2.50 par value                  321,709,990

                      Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

                                           First Quarter
                                          1999       1998
Sales                                   $3,100     $2,911
Cost of goods sold                       1,869      1,585
                                        ------     ------
   Gross profit                          1,231      1,326

Selling, general and
 administrative expenses                   746        753
Research and development costs             207        223
                                        ------      -----
   Earnings from operations                278        350

Interest expense                            30         24
Other income (charges)                      41         15
                                        ------      -----
Earnings before income taxes               289        341
Provision for income taxes                  98        116
                                        ------      -----
   NET EARNINGS                         $  191      $ 225
                                        ======      =====

Basic earnings per share                $  .59      $ .70
                                        ======      =====

Diluted earnings per share              $  .59      $ .69
                                        ======      =====

Earnings used in basic and
 diluted earnings per share             $  191      $ 225


Number of common shares used in
 basic earnings per share                322.2      323.0

Incremental shares from
 assumed conversion of options             3.0        3.4
                                        ------      -----
Number of common shares used in
 diluted earnings per share              325.2      326.4
                                        ======      =====

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                              $6,163     $5,343
Net earnings                               191        225
Cash dividends declared                   (142)      (142)
                                        ------     ------
Retained Earnings
  at end of period                      $6,212     $5,426
                                        ======     ======

------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                          March 31,        Dec. 31,
                                             1999            1998
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   338         $   457
Marketable securities                          46              43
Receivables                                 2,497           2,527
Inventories                                 1,453           1,424
Deferred income tax charges                   870             855
Other                                         350             293
                                          -------         -------
 Total current assets                       5,554           5,599
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      13,333          13,482
Less: Accumulated depreciation              7,555           7,568
                                          -------         -------
 Net properties                             5,778           5,914
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated amortization
 of $594 and $534)                          1,103           1,232
Long-term receivables and other
 noncurrent assets                          1,790           1,705
Deferred income tax charges                   280             283
                                          -------         -------
 TOTAL ASSETS                             $14,505         $14,733
                                          =======         =======
-----------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,448         $ 3,906
Short-term borrowings                       1,863           1,518
Taxes - income and other                      699             593
Dividends payable                             142             142
Deferred income tax credits                    16              19
                                          -------         -------
 Total current liabilities                  6,168           6,178

OTHER LIABILITIES
Long-term borrowings                          481             504
Postemployment liabilities                  2,952           2,962
Other long-term liabilities                   958           1,032
Deferred income tax credits                    71              69
                                          -------         -------
 Total liabilities                         10,630          10,745

SHAREHOLDERS' EQUITY
Common stock at par*                          978             978
Additional paid in capital                    898             902
Retained earnings                           6,212           6,163
Accumulated other comprehensive loss         (193)           (111)
                                          -------         -------
                                            7,895           7,932
Less: Treasury stock at cost*               4,020           3,944
                                          -------         -------
 Total shareholders' equity                 3,875           3,988
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $14,505         $14,733
                                          =======         =======

* Common stock: $2.50 par value, 950 million shares authorized, 391 million shares issued at March 31, 1999 and December 31, 1998. Treasury stock at cost consists of approximately 70 million shares at March 31, 1999 and 68 million shares at December 31, 1998.
Total comprehensive income was $109 million and $214 million for the quarters ended March 31, 1999 and March 31, 1998, respectively.
-----------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
                                                     First Quarter
                                                     1999    1998

Cash flows from operating activities:
Net earnings                                       $  191  $  225
Adjustments to reconcile to
net cash used in operating activities:
  Depreciation and amortization                       229     194
  Asset impairment and other charges                  103       -
  (Benefit) provision for deferred taxes              (13)      4
  Loss on sale/retirement of properties                 3      15
  (Increase) decrease in receivables                  (38)     46
  Increase in inventories                             (95)   (207)
  Decrease in liabilities excluding borrowings       (311)   (296)
  Other items, net                                   (179)   (119)
                                                   ------  ------
    Total adjustments                                (301)   (363)
                                                   ------  ------
    Net cash used in operating activities            (110)   (138)
                                                   ------  ------

Cash flows from investing activities:
  Additions to properties                            (135)   (153)
  Proceeds from sale of assets                         13       6
  Acquisitions, net of cash acquired                    -    (228)
  Cash flows related to sales of businesses           (12)      -
  Marketable securities - purchases                   (26)      -
  Marketable securities - sales                        25       -
                                                   ------  ------
    Net cash used in investing activities            (135)   (375)
                                                   ------  ------

Cash flows from financing activities:
  Net increase in borrowings
   with original maturity of
   90 days or less                                    362     510
  Proceeds from other borrowings                      329     264
  Repayment of other borrowings                      (337)   (321)
  Dividends to shareholders                          (142)   (143)
  Exercise of employee stock options                    6      13
  Stock repurchases                                   (86)    (47)
                                                   ------  ------
    Net cash provided by financing activities         132     276
                                                   ------  ------

Effect of exchange rate changes on cash                (6)     (2)
                                                   ------  ------

Net decrease in cash and cash equivalents            (119)   (239)
Cash and cash equivalents, beginning of year          457     728
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  338  $  489
                                                   ======  ======

The following transactions are not reflected in the Consolidated
Statement of Cash Flows:
(in millions)
                                                     First Quarter
                                                     1999    1998

Liabilities assumed in acquisitions                  $  -    $136
-----------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1998 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. Certain reclassifications of 1998 financial statement and related footnote amounts have been made to conform with the 1999 presentation. The financial statements are based in part on estimates and have not been audited by independent accountants. Independent accountants will audit the annual statements.
---------------------------------------------------------------------------

NOTE 2:  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations. Refer to Item 1, Legal Proceedings, on page 20.
---------------------------------------------------------------------------

NOTE 3: DIVESTITURES

The Company and Heidelberger Druckmaschinen AG ("Heidelberg") announced on March 17, 1999 an agreement under which Kodak will sell its digital printer, copier-duplicator, and roller assembly operations primarily associated with its Office Imaging business to Heidelberg, which will include operations in Rochester, NY, Muehlhausen, Germany and Tijuana, Mexico. The transaction is expected to be completed in May 1999 but will be effective as of April 1, 1999, as all economic benefit and risk transfer to the buyer on that date. The transaction will not have a material effect on the Company's 1999 earnings.

The Company and Heidelberg also announced an agreement to expand their joint venture company, NexPress, to include the black-and-white electrophotographic business. The Company will contribute research and development resources to NexPress, as well as its toner and developer operations in Rochester and Kirkby, England. Kodak and Heidelberg established the NexPress joint venture in September 1997 for the purpose of developing and marketing new digital color printing solutions for the graphic arts industry. In connection with these arrangements, the Company will serve as a supplier both to Heidelberg and NexPress for consumables such as photoconductors and raw materials for toner/developer manufacturing.
---------------------------------------------------------------------------

NOTE 4: SUBSEQUENT EVENT

On April 15, 1999 the Board of Directors authorized a new stock repurchase program for up to $2 billion of the Company's outstanding common stock.
The Company plans to buy shares on the open market from time to time, depending on market conditions, and expects to complete this repurchase program over no more than a four-year period.
---------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except per share data)

                                         First Quarter
                                      1999    1998  Change
Sales                               $3,100  $2,911   + 6%
Earnings from operations               278     350   -21
Net earnings                           191     225   -15
Basic earnings per share               .59     .70   -16
Diluted earnings per share             .59     .69   -14

1999

Sales for the first quarter were positively impacted by strong volume gains for consumer films in both the U.S. and worldwide and a return to sales growth in a number of emerging markets. Net earnings for the first quarter were reduced by after-tax charges totaling $68 million or $.21 per share related to portfolio adjustments to exit non-strategic or under-performing businesses and product lines. Excluding these charges, first quarter net earnings were $259 million or $.80 per share as compared to $237 million or $.73 per share in the prior period, excluding an after-tax charge of $12 million for a litigation settlement.

Portfolio actions taken by the Company in the first quarter resulted in the following charges: (1) A pre-tax charge of $51 million ($34 million after-tax) as a result of the Company's decision to exit the Eastman Software business. This charge consisted of amounts recorded for impaired assets, including goodwill ($39 million) and severance payments to restructure the operation prior to sale ($12 million). (2) A pre-tax charge of $32 million ($21 million after-tax) to write down existing inventories to net realizable value, fund employee severance payments and provide for other contractual obligations associated with the Company's decision to exit the Entertainment Imaging sticker print kiosk product line. (3) A pre-tax charge of $20 million ($13 million after-tax) for the write-off of an investment in CalComp Corporation relating to the development of a particular ink-jet printing technology which was determined to be unrecoverable.

During the first quarter, the Company also announced an agreement to sell its digital printer, copier/duplicator and roller assembly operations primarily associated with the Office Imaging business to Heidelberg effective April 1, 1999 (see Note 3, Divestitures). In addition, the Company announced a new stock repurchase program for up to $2 billion of the Company's outstanding common stock (see Note 4, Subsequent Event).
---------------------------------------------------------------------------

Sales by Operating Segment
(in millions)

                                         First Quarter
                                      1999    1998   Change
Consumer Imaging
  Inside the U.S.                   $  677  $  601    +13%
  Outside the U.S.                     792     810    - 2
                                    ------  ------    ---
Total Consumer Imaging               1,469   1,411    + 4
                                    ------  ------    ---

Kodak Professional
  Inside the U.S.                      166     176    - 6
  Outside the U.S.                     283     267    + 6
                                    ------  ------    ---
Total Kodak Professional               449     443    + 1
                                    ------  ------    ---

Health Imaging
  Inside the U.S.                      221     161    +37
  Outside the U.S.                     300     209    +44
                                    ------  ------    ---
Total Health Imaging                   521     370    +41
                                    ------  ------    ---

Other Imaging
  Inside the U.S.                      324     371    -13
  Outside the U.S.                     337     316    + 7
                                    ------  ------    ---
Total Other Imaging                    661     687    - 4
                                    ------  ------    ---
Total Sales                         $3,100  $2,911    + 6%
                                    ======  ======    ===

---------------------------------------------------------------------------

Earnings (loss) from Operations by Operating Segment
(in millions)
                                         First Quarter
                                      1999    1998   Change
Consumer Imaging                      $141    $ 94    +50%
    Percent of Sales                   9.6%    6.7%

Kodak Professional                    $ 62    $ 72    -14%
    Percent of Sales                  13.8%   16.3%

Health Imaging                        $100    $ 96    + 4%
    Percent of Sales                  19.2%   25.9%

Other Imaging                         $(25)   $ 88
    Percent of Sales                  (3.8%)  12.8%
                                      ----    ----    ---
Total Earnings from Operations        $278    $350    -21%
                                      ====    ====   ====

---------------------------------------------------------------------------

Net Earnings (Loss) by Operating Segment
(in millions)
                                         First Quarter

                                      1999    1998   Change
Consumer Imaging                      $105    $ 70    +50%
    Percent of Sales                   7.1%    5.0%

Kodak Professional                    $ 52    $ 48    + 8%
    Percent of Sales                  11.6%   10.8%

Health Imaging                        $ 67    $ 54    +24%
    Percent of Sales                  12.9%   14.6%

Other Imaging                         $(16)   $ 66
    Percent of Sales                  (2.4%)   9.6%
                                      ----    ------  ---
Total of segments                     $208    $238    -13%
    Percent of Sales                   6.7%    8.2%

Interest expense                       (30)    (24)
Corporate interest income                4       4
Income tax effects on
 above items and taxes
 not allocated to
 segments                                9       7
                                      ----    ----
Total Net Earnings                    $191    $225
                                      ====    ====

---------------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                                         First Quarter
                                      1999    1998  Change
Gross profit                        $1,231  $1,326   - 7%
    Percent of Sales                  39.7%   45.6%
Selling, general and
 administrative expenses            $  746  $  753   - 1%
    Percent of Sales                  24.1%   25.9%
Research and development costs      $  207  $  223   - 7%
    Percent of Sales                   6.7%    7.7%

---------------------------------------------------------------------------

1999 COMPARED WITH 1998

First Quarter

Consolidated

First quarter 1999 sales increased 6% compared with the first quarter of 1998, driven primarily by higher unit volumes, particularly in consumer films, papers and digital cameras, and the inclusion of sales from the medical imaging business acquired from Imation. These factors were only partially offset by lower effective selling prices, declines in the Office Imaging business and the divestiture of certain elements of Consumer Imaging's retail operations in 1998. Currency changes against the dollar favorably affected sales by $34 million in the first quarter of 1999 compared with the first quarter of 1998.

Sales in emerging markets, which account for about 17% of the Company's sales, were down 1%. Sales were strong in China, Korea, Mexico and India, but declines were experienced in Russia, Brazil and Taiwan. China sales in particular benefited from ongoing share gains in the market as well as the expansion of distribution into additional geographies within the country.

Gross profit decreased 7%, from 45.6% of sales to 39.7% of sales.
Excluding the portfolio adjustments discussed above, gross profit margins declined from 45.6% to 42.7% year over year, while remaining essentially flat on a quarter sequential basis. The largest contributors to this year over year margin decline were lower prices, increased goodwill amortization, and the integration of the lower-margin medical imaging business acquired from Imation, partially offset by increased manufacturing productivity.

Selling, general and administrative (SG&A) expenses decreased 1%, from 25.9% of sales to 24.1% of sales. Excluding the portfolio adjustments discussed above, SG&A expenses decreased 3%, from 25.9% of sales to 23.7% of sales. These reductions reflect continued cost reduction efforts and the impact of approximately $25 million in advertising costs associated with the winter Olympics recorded in the first quarter of 1998, partially offset by additional SG&A costs associated with the Imation acquisition.

Research and development (R&D) expenses decreased 7%, from 7.7% of sales to 6.7% of sales, due to employment reductions and productivity improvements.

Earnings from operations decreased 21% from the prior year period. Excluding the $103 million of charges for portfolio adjustments, earnings from operations were $381 million for the 1999 first quarter, an increase of 9% compared with $350 million during the first quarter of 1998. Earnings from operations benefited from the first quarter revenue growth and cost savings resulting from R&D, SG&A and manufacturing productivity, partially offset by lower effective selling prices and increased goodwill amortization.

Other income increased from $15 million to $41 million from the prior year period. Excluding the litigation settlement charge recorded in 1998, other income increased 24% from $33 million to $41 million primarily as a result of a higher earnings contribution from the Kodak Polychrome Graphics joint venture and the favorable effects of foreign exchange. Interest expense increased 25% from the prior year period to $30 million, as a result of higher average borrowings.

Net earnings decreased 15% to $191 million from $225 million a year ago. Excluding the $68 million of after-tax charges for portfolio adjustments in 1999 and the litigation charge in 1998, net earnings increased 9% to $259 million from $237 million a year ago, primarily as a result of increases in earnings from operations. The effective tax rate was 34% in the first quarter of both 1999 and 1998.

Net savings under the Company's $1.2 billion cost reduction program totaled approximately $80 million in the first quarter of 1999, essentially even with the fourth quarter 1998 savings. While the Company achieved manufacturing productivity during the quarter, improvements in SG&A and R&D accounted for more than half of the net cost savings. The net cost performance for the Company in the first quarter was impacted by planned increases in spending in a number of investment areas, notably manufacturing operations in China, the Imation acquisition integration, the Enterprise Resource Planning systems installation and digitization initiatives. The Company anticipates achieving a full year net cost savings of $470 million in 1999, to bring the total two-year savings under this program to $1.2 billion.

Headcount at March 31, 1999 was approximately 83,000, down from 86,200 at year-end 1998 and 8,000 lower than at March 31, 1998. During the first quarter of 1999, approximately 1,500 employees left the Company under the 1996 and 1997 restructuring programs. The balance of the reduction from year-end 1998 is the net effect of adding former Imation staff, seasonal staffing reductions in the photofinishing business and separations in the Office Imaging business. The transfer of approximately 1,500 Office Imaging employees to Heidelberg and NexPress will occur in the second quarter in connection with the sale of the business. Since the beginning of the fourth quarter of 1997, approximately 14,200 employees have left the Company under the 1996 and 1997 restructuring programs.

Consumer Imaging

Sales in the Consumer Imaging segment increased 4% from the prior year first quarter. Excluding the sales of divested retail operations worldwide which were included in the year-ago comparison, sales increased 8%. Sales inside the U.S. increased 13% as reported, and increased 22% after excluding divested operations, while sales outside the U.S. decreased 2%.

Worldwide sales gains for the segment are attributed to a number of positive factors. Worldwide film sales increased 9%, reflecting 12% volume increases which were partially offset by a 4% price decline and the favorable effects of foreign currency rate changes. U.S. film sales increased 17%, reflecting volume growth of 28%, partially offset by an 8% year-over-year decline in selling prices. On a sequential basis, U.S. consumer film prices have increased somewhat since the fourth quarter of 1998. U.S. sales to dealers were influenced by the comparison with the year-ago quarter, when sales and volumes declined by 18%. While all three categories of film (35mm, Advantix, One Time Use) grew in the current year quarter, the largest percentage increases were reported by Advantix and One Time Use. Outside the U.S., film sales increased 3%, reflecting 5% volume gains and the favorable effects of foreign currency rate changes, partially offset by lower effective selling prices.

Worldwide Advantix film sales increased 60%, as higher unit volumes and the favorable effects of foreign currency rate changes were only partially offset by lower effective selling prices. U.S. sales increased 46%, as higher unit volumes were partially offset by lower effective selling prices. Outside the U.S., sales increased 80%, as higher unit volumes and the favorable effects of foreign currency rate changes were partially offset by lower effective selling prices.

Worldwide color paper sales increased 8%, reflecting 10% volume growth and the favorable effects of foreign currency rate changes which were partially offset by lower effective selling prices. U.S. color paper sales were particularly strong, up 17% both in sales and volumes on essentially flat prices. Outside the U.S., color paper sales were up 4%, with 7% volume gains partially offset by a combination of lower price and positive foreign exchange.

SG&A expenses for the segment decreased 9%, from 32.0% of sales to 27.9% of sales. Excluding advertising expenses, SG&A expenses decreased 7%, from 23.0% of sales to 20.7% of sales. Research and development expenses decreased 9%, from 6.6% of sales to 5.8% of sales.

Earnings from operations and net earnings for the segment increased 50%, as higher unit volumes, manufacturing productivity and the favorable effects of foreign currency rate changes were partially offset by lower effective selling prices. The improved earnings contribution for the segment was driven largely by Advantix film, worldwide photofinishing operations and color paper.

Kodak Professional

Sales in the Kodak Professional segment increased 1%, driven primarily by higher unit volumes in graphics, commercial digital capture and portrait and social businesses. Sales inside the U.S. decreased 6%, while sales outside the U.S. increased 6%. Growth in the segment was led by the successful launch of the new Portra family of films and papers and strong sales of high-end digital cameras.

SG&A expenses decreased 8%, from 20.5% of sales to 18.7% of sales. Excluding advertising expenses, SG&A expenses decreased 9%, from 18.3% of sales to 16.5% of sales. Research and development expenses decreased 9%, from 10.4% of sales to 9.4% of sales.

Earnings from operations decreased 14% from the prior year period. Excluding the charge associated with the ink-jet investment, earnings from operations for the segment increased 14% from the first quarter of 1998 as a result of manufacturing productivity and the positive impact of lower SG&A and R&D, reflecting continued cost reduction efforts. Net earnings for the segment increased 8% from the first quarter of 1998. Excluding the ink-jet investment charge, net earnings increased 35% as a result of a higher earnings contribution from the Kodak Polychrome Graphics joint venture.

Health Imaging

Sales in the Health Imaging segment increased 41% from the first quarter of 1998. Excluding the impact of the acquired Imation medical business, worldwide sales were up 4% as higher unit volumes were partially offset by lower effective selling prices. Sales inside the U.S. increased 37%, while sales outside the U.S. increased 44%.

Worldwide analog film sales increased 3%, reflecting volume growth of 9% partially offset by lower effective selling prices. In the U.S., analog film sales decreased 11%, due to lower effective selling prices. Outside the U.S., analog film sales increased 11%, reflecting 13% volume gains, partially offset by a 4% price/mix decline and slightly positive exchange.

SG&A expenses increased 58%, from 19.2% of sales to 21.5% of sales, primarily due to the inclusion of the Imation medical imaging business which carries a higher average SG&A rate compared with the Kodak Health Imaging business. Excluding advertising expenses, SG&A expenses increased 59%, from 18.4% of sales to 20.7% of sales. Research and development expenses decreased 11%, from 7.3% of sales to 5.8% of sales.

Earnings from operations increased 4%, largely due to sales volume increases which were partially offset by price declines and the inclusion of the lower-margin Imation medical imaging business. Excluding from 1998 an after-tax charge of $12 million for litigation, net earnings increased 2%.

Other Imaging

Sales in the Other Imaging segment decreased 4% from the first quarter of 1998, as higher unit volumes in Digital & Applied Imaging and Business Imaging Systems were more than offset by volume declines in the Office Imaging business, as well as slight sales declines in Entertainment Imaging. Sales inside the U.S. decreased 13%, while sales outside the U.S. increased 7%. Sales in Business Imaging Systems increased, due to strong growth in the document scanner and services businesses. In addition, sales of high volume digital cameras more than doubled compared to the prior year first quarter.

SG&A expenses increased 1%, from 20.2% of sales to 21.2% of sales. Excluding advertising expenses and the severance charges recorded for the Eastman Software business, SG&A expenses decreased 6%, from 17.8% of sales to 17.4% of sales. Research and development expenses decreased 12%, from 8.3% of sales to 7.6% of sales.

Earnings from operations for the segment declined $113 million, to a loss of $25 million, primarily due to the charges associated with exiting the Eastman Software business and sticker print kiosk product line. Excluding these charges, earnings from operations decreased 34%, due to significant declines in the Office Imaging business, earnings declines in Entertainment Imaging as a result of lower sales from a general industry slow-down and a lower earnings contribution in Digital & Applied Imaging principally due to increased digital camera costs associated with the increased value of the yen, higher expenditures in support of market growth and lower average camera prices. Excluding portfolio adjustments, net earnings decreased 41%, primarily due to lower earnings from operations as discussed above.

Completing the planned exit from the Eastman Software business would provide a positive impact to Other Imaging segment earnings post exit, as it contributed an $18 million loss in the first quarter. In the interim, restructuring actions taken by the Company in the first quarter are expected to reduce its quarterly loss going forward.
---------------------------------------------------------------------------

YEAR 2000

In 1996, the Company established a formal global program office to assess the impact of the Year 2000 issue on the software and hardware utilized in the Company's internal operations and included in its product offerings to customers. The assessment addresses software applications, systems software, information technology (IT) infrastructure, embedded manufacturing control technology, and products and services. Representatives of the global program office and operating divisions meet monthly with the Chief Financial Officer to monitor program status and address issues. In June 1998, an independent third party completed a comprehensive review of the Company's overall Year 2000 program. Since October 1998, senior line management has presented status reports to the Board of Directors on a bi-monthly basis.

The project phases include: inventorying affected technology and assessing the impact of the Year 2000 issue; developing solution plans; modification; testing and certification; implementation; and developing contingency plans. All components of software and hardware of the Company are presently in various phases. The Company expects to have its mission-critical IT systems and server infrastructure, along with the manufacturing control systems, tested and fully compliant by mid-year 1999. The Company also expects that actively supported products and services, which are presently in the first five phases, will be compliant by the end of August 1999. The product commercialization process has been modified so that it will produce compliant products.

During the first quarter of 1999, the project team continued to increase its global mission-critical IT compliance, used mainframe test facilities to simulate remaining mission-critical formal applications, completing a large portion of remediation and solution plans for the Company's U.S. server network, and allocated resources to support the remaining 1999 workplan. The business unit project teams continue to make significant progress in remediation of products and services, and in compliance of operating divisions and third parties.

The Company relies on third-party suppliers for many systems, products and services including telecommunications and data center support. The Company will be adversely impacted if these suppliers do not make necessary changes to their own systems and products successfully and in a timely manner. The Company has a formalized comprehensive supplier compliance program in place. As a third-party supplier to other companies, the Company has posted its own product compliance plan on its Internet web site (www.kodak.com/go/year2000), which was enhanced during the last six months to support customer and business partner inquiries.

Costs of software and hardware remediation were $13 million in 1997, $27 million in 1998, and are estimated to be $12 million and $6 million in 1999 and 2000, respectively. These remediation efforts, almost entirely for software, will not materially increase the Company's spending on information technology because some normal development and maintenance work has been postponed. Furthermore, some non-compliant systems will be eliminated in 1999 as the Company installs Year 2000 compliant globally deployed ERP/SAP software in connection with its enterprise resource planning project. A charge for the total cost of customer product modification of $20 million was accrued in 1997. At March 31, 1999, the Company had a reserve of $6 million to cover remaining product modifications.

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

The Company has contingency plans for some mission-critical applications and is working on plans for others. For example, plans for the U.S. payroll system have been in place since January 1998, while detailed plans for sensitized goods manufacturing will be completed by mid-year 1999. An Executive Steering Committee is closely monitoring the progress of enterprise and business process contingency plans involving, among other actions, manual workarounds, increased inventories and extra staffing.
---------------------------------------------------------------------------

THE EURO

The Treaty on European Union provided that an economic and monetary union
(EMU) be established in Europe whereby a single European currency, the euro, replaces the currencies of participating member states. The euro was introduced on January 1, 1999, at which time the value of participating member state currencies was irrevocably fixed against the euro and the European Currency Unit (ECU) was replaced at the rate of one euro to one ECU. For the three-year transitional period ending December 31, 2001, the national currencies of member states will continue to circulate but be sub-units of the euro. New public debt will be issued in euro and existing debt may be re-denominated into euro. At the end of the transitional period, euro banknotes and coins will be issued, and the national currencies of the member states will cease to be legal tender no later than June 30, 2002. The countries that adopted the euro on January 1, 1999 are Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal, and Spain. Other countries are expected to follow later. The Company has operations in all of these countries.

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

The Company is in the process of making changes in areas such as marketing and pricing, purchasing, contracts, payroll, taxes, cash management and treasury operations. Billing systems have been modified so that, in 1999, the Company will be able to show total gross, value added tax, and net in euros on national currency invoices, to enable customers to pay in the new euro currency if they wish to do so. Countries that have installed ERP/SAP software in connection with the Company's enterprise resource planning project are able to invoice and receive payments in euros as well as in other currencies. Systems for pricing, payroll and expense reimbursements will continue to use national currencies until year-end 2001. The functional currencies of the Company's operations in affected countries will remain the national currencies until approximately mid-year 2001, when they will change to the euro. By that time, all affected countries will have converted to the new ERP/SAP software.
---------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the first quarter of 1999 was $110 million. Net earnings, adjusted for depreciation and amortization and asset impairment and other charges, provided $523 million of operating cash. This was offset by decreases in liabilities (excluding borrowings) of $311 million related primarily to severance payments for restructuring programs and litigation settlement payments for amounts accrued in prior years as well as other changes in working capital. Net cash used in investing activities of $135 million for the first quarter of 1999 was utilized primarily for capital expenditures. The Company anticipates total capital spending of approximately $1.2 billion in 1999, with the majority of the spending relating to the Company's China manufacturing operations, productivity improvements and ongoing environmental and safety spending. Net cash provided by financing activities of $132 million for the first quarter of 1999 was primarily due to net increases in total borrowings of $354 million, reduced by $142 million of dividend payments and $86 million for stock repurchases.

Cash dividends per share of $.44, payable quarterly, were declared in the first quarter of 1999 and 1998. Total cash dividends of $142 million and $143 million were paid in the first quarter of 1999 and 1998, respectively.

Net working capital (excluding short-term borrowings) at the end of the quarter was $1,249 million, compared with $939 million at year-end 1998. This increase is due to the strong sales performance in the first quarter of 1999, coupled with the seasonality of the Company's operating cash flow.

On April 15, 1999, the Company's Board of Directors authorized a new stock repurchase program for up to $2 billion of the Company's outstanding stock. This program is the third since 1995, and brings the total repurchases authorized under the three programs to $5 billion. In the first quarter of 1999, the Company repurchased $86 million of outstanding shares under the $2 billion program initiated in 1996, bringing the total repurchased under that program to $1,817 million. The Company intends to accelerate its repurchase activity.

On April 14, 1999, the Company announced a series of worldwide environmental goals to provide for greater reductions in emissions, waste generated, water usage and energy consumption, preservation of natural resources and improvements to the Company's environmental management system. These goals will result in spending, primarily capital in nature, of approximately $100 million over the next five years.
---------------------------------------------------------------------------

OTHER

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement must be adopted by the Company by the year 2000, but may be adopted in any earlier fiscal quarter, and is not to be applied retroactively. If the Company had adopted SFAS No. 133 in the first quarter of 1999, the impact would not have been material to its results of operations or financial position. The Company has not yet determined when it will adopt this Statement.
---------------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the Private Securities
Litigation Reform Act of 1995. Forward-looking statements in this Form 10-Q relate to the Company's Year 2000 compliance efforts, including expectations about compliance timetables and costs. Also, references to the Company's $1.2 billion cost reduction initiative and to expected savings in 1999 are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements. The Company believes that the forward-looking statements contained in this report are subject to a number of risk factors, including: the Company's ability to implement its product strategies (including its category expansion and digitization strategies and its plans for digital products and Advantix products), to develop its business in emerging markets, and to assimilate acquisitions, including the Imation acquisition, quickly; the speed and effectiveness with which the Company completes the repositioning of its Office Imaging business; the successful completion of other planned portfolio actions, including Eastman Software; the inherent unpredictability of currency fluctuations; competitive actions, including pricing; the ability to realize cost reductions and operating efficiencies, including the ability to implement headcount reduction programs in a timely manner, and the ability to identify and to realize other cost-reduction opportunities; the nature and pace of technology substitution; general economic and business conditions; the ability of the Company to identify and address successfully Year 2000 issues in a timely manner, and at costs that are reasonably in line with projections; and the ability of the Company's vendors to identify and address successfully their own Year 2000 issues in a timely manner.

Any forward-looking statements in this report should be evaluated in light of these important risk factors.
-----------------------------------------------------------------------

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in commodity prices, interest rates and foreign currency exchange rates.

The majority of foreign currency forward contracts held by the Company are denominated in Australian, British, French, German, Irish and Dutch currencies. If foreign currency exchange rates at March 31, 1999 and 1998 increased 10%, the Company would incur losses of $87 million and $94 million on foreign currency forward contracts outstanding at March 31, 1999 and 1998, respectively. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

The Company has used silver option and forward contracts to minimize almost all of its exposure to increases in silver prices in 1998 and continues to do so in 1999. As of March 31, 1999, the Company had open forward contracts hedging the majority of its planned silver requirements for 1999. Based on broker-quoted termination values, if the price of silver decreased 10% from $5.03 and $6.44 per troy ounce at March 31, 1999 and 1998, respectively, the fair value of silver forward contracts would be reduced by $18 million and $10 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products. Increased silver price risk compared with March 31, 1998 is primarily attributable to a higher notional amount of silver hedging contracts outstanding at March 31, 1999.

The Company is exposed to interest rate risk primarily through its borrowing activities and less so through investments in marketable securities. The Company utilizes U.S. dollar-denominated commercial paper and borrowings as well as foreign currency-denominated borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings and marketable securities are in fixed-rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. Using a yield to maturity analysis, if March 31, 1999 interest rates increased 10% (about 52 basis points) with the March 31, 1999 level of short-term and long-term borrowings, there would be decreases in fair value of short-term and long-term borrowings of $1 million and $10 million, respectively. If March 31, 1998 interest rates increased 10% (about 60 basis points) with the March 31, 1998 level of debt and marketable securities, there would be decreases in fair value of marketable securities, short-term and long-term borrowings of $1 million, $3 million and $11 million, respectively.
---------------------------------------------------------------------------

                        Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 7, 1998, the Company received a proposed administrative Consent Order seeking unspecified penalties and a compliance schedule from the New York State Department of Environmental Conservation, to address alleged violations of the Environmental Conservation Law and regulations at the Company's Kodak Park manufacturing complex in Rochester, New York. The violations alleged are primarily comprised of air, water, and hazardous substance releases and incidents, largely accidental, that have been reported by the Company to the Agency over the past five years. The Company expects that it will be assessed a civil fine in excess of $100,000. The entire matter is subject to negotiation, which can be expected to result in an administrative settlement that will include a penalty and a compliance schedule for implementation of maintenance, upgrade, and reporting activities.
---------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 21.

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the quarter ended March 31, 1999.


---------------------------------------------------------------------------

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    May 4, 1999
                                    E. Mark Rajkowski
                                    Controller

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules


Exhibit

(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-Q.