Form 10-K/A
period 1998-12-31
EASTMAN KODAK CO
filed 1999-05-14
CIK 31235

                           SECURITIES AND EXCHANGE COMMISSION

                                  Washington, DC 20549

                                      FORM 10-K/A

                           AMENDMENT TO APPLICATION OR REPORT
                        Filed Pursuant to Section 13 or 15 (d) of
                           The Securities Exchange Act Of 1934

                                  Eastman Kodak Company
                  (Exact name of registrant as specified in its charter)

                                     AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998 as set forth below:


The exhibit listed below and attached hereto is hereby added to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

     Exhibit

     (99) Eastman Kodak Employees' Savings and Investment Plan Annual Report on Form 11-K for the fiscal year ended December 30, 1998.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Eastman Kodak Company
                                                (Registrant)




                                             E. Mark Rajkowski
                                             Controller

Date:  May 14, 1999

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 11-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 30, 1998
                               -----------------

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

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

               INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBIT
                                 DECEMBER 30, 1998


(a)  Financial Statements                             Page No.

     Report of Independent Accountants                      3
     Statement of Net Assets                                4
     Statement of Changes in Net Assets                     5
     Notes to Financial Statements                        6-30

(b)  Schedules

       I.  Schedule of Investments                       31-65

      II.  Allocation of Net Assets to
             Investment Funds                            66-81

     III.  Allocation of Changes in Net
             Assets to Investment Funds                 82-103

(c)  Exhibit

     Consent of Independent Accountants                    104

                      REPORT OF INDEPENDENT ACCOUNTANTS





     To the Savings and Investment
     Plan Committee and the Participants of the Eastman Kodak Employees' Savings and Investment Plan


     In our opinion, the financial statements and related schedules listed in the index appearing on page 2 of this Annual Report on Form 11-K present fairly, in all material respects, the net assets of the Eastman Kodak Employees' Savings and Investment Plan at December 30, 1998 and 1997, and the changes in net assets for each of the three fiscal years in the period ended December 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


     PricewaterhouseCoopers LLP
     Rochester, New York
     April 23, 1999

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            STATEMENT OF NET ASSETS
                                 (in thousands)
                                                          December 30,
                                                     ---------------------
                                                     1998             1997
                                                     ----             ----
ASSETS
Investments at Fair Value:
     Eastman Kodak Company common stock           $  375,444       $  430,921
     Eastman Chemical Company common stock                 -           30,910
     Other common stocks                             386,484          503,430
     Mutual funds                                    664,589          653,851
     Interest in common/collective
       trusts (pooled) funds                         566,633          458,389
     Short-term interest funds                             -          102,364
     U.S. government securities                          783              496
     Loans to participants                            68,381           89,098

Investments at Contract Value:
     Group annuity contracts                       3,292,898        3,287,171

Other Assets:
     Dividends and interest receivable                 3,099            4,137
     Receivables for securities sold                   1,007              534
     Miscellaneous receivables                           114              612
                                                  ----------       ----------

     Total assets (cost:  1998 - $5,101,493
                          1997 - $5,351,143)
                                                   5,359,432        5,561,913
                                                  ----------       ----------

LIABILITIES
Distributions payable to participants                  6,832            6,567
Distributions payable to successor plans                   -          696,328
Payables for securities purchased                        331            3,400
Accrued expenses                                         692            1,655
Reverse repurchase agreements                              -              192
                                                  ----------       ----------

     Total liabilities                                 7,855          708,142
                                                  ----------       ----------

     Net assets                                   $5,351,577       $4,853,771
                                                  ==========       ==========


                  (See accompanying notes to financial statements)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                        STATEMENT OF CHANGES IN NET ASSETS
                                   (in thousands)
                                      For the fiscal year ended December 30,
                                   -------------------------------------------
                                       1998            1997            1996
                                       ----            ----            ----
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock             $    9,944      $   12,680      $   12,705
Dividends on Eastman Chemical
  Company common stock                    537           1,094           1,203
Other dividends                        18,886          21,980          20,322
Interest                              276,183         280,928         277,499

Net realized and unrealized
  gains from investments              249,964          95,733         263,017

Employee contributions                377,194         206,426         169,235
                                   ----------      ----------      ----------
     Total Additions                  932,708         618,841         743,981
                                   ----------      ----------      ----------

DEDUCTIONS FROM NET ASSETS:
Distributions to participants        (463,531)       (262,093)       (201,802)

Distributions to successor plans       37,816        (134,234)        (39,469)

Administrative expenses                (9,187)         (9,683)         (7,073)
                                   ----------      ----------      ----------
     Total Deductions                 434,902         406,010         248,344
                                   ----------      ----------      ----------

Increase in net assets                497,806         212,831         495,637

Net assets at beginning of year     4,853,771       4,640,940       4,145,303
                                   ----------      ----------      ----------

Net assets at end of year          $5,351,577      $4,853,771      $4,640,940
                                   ==========      ==========      ==========



                  (See accompanying notes to financial statements)

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF PLAN

General

The Eastman Kodak Employees' Savings and Investment Plan (the Plan or SIP) is a defined contribution plan of a controlled group of corporations consisting of Eastman Kodak Company and certain United States subsidiaries operating in the United States (Kodak). The principal provisions of the Plan are described below and are provided for general information purposes only. Participants should refer to the Plan document for a more complete description of the Plan's provisions. Regular full-time, regular part-time, supplementary or conditional employees of Kodak are eligible to participate in the Plan. Limited service employees, co-ops and special program employees are not eligible to participate in the Plan. The Plan is subject to the Employee Retirement Income Security Act of 1974.

The Plan is administered by the Savings and Investment Plan Committee (SIPCO), which is the Plan Administrator and Named Fiduciary. The Trusts, forming part of the Plan, are administered by Boston Safe Deposit and Trust Company (Boston
Safe) and until September 1998, Fidelity Management Trust Company (Fidelity) (together the Plan Trustees).

Plan Amendments and Other Changes

Effective December 31, 1998, the Plan renamed two of the funds as follows: the Morgan Stanley Dean Witter Institutional International Equity Fund (formerly the Morgan Stanley Institutional International Equity Fund) and the Newport Tiger Fund (formerly the Colonial Newport Tiger Fund). Effective December 31, 1998, the maximum salary deferral rate was increased from 18 percent to 20 percent of pay for eligible Kodak participants.

During plan years ended December 30, 1997 and 1994, Kodak sold the sales, marketing and equipment service operations of its Office Imaging business to Danka Business Systems PLC (Danka) and its Clinical Diagnostics Division (CDD) to Johnson & Johnson, respectively. Since those plan years, the account balances of the Office Imaging and CDD participants were reported as a liability in the accompanying financial statements. In June 1998, a determination letter was received from the IRS with respect to the SIP and the successor plans. In September 1998, the account balances of active Office Imaging and CDD participants were transferred to the respective successor plans. The account balances of Office Imaging and CDD participants who terminated or retired prior to September 1998 were not transferred to the successor plans and continue to remain in SIP. An adjustment to reflect the account balances of these participants was recorded in 1998.

On December 31, 1993, Kodak spun off its worldwide chemical business, Eastman Chemical Company (ECC or Eastman). Subsequent to the spin-off, account balances of the ECC participants were liquidated and the proceeds invested in newly-created funds within the Plan that were managed until September 1998 by Fidelity, the trustee for ECC participants. Since January 1, 1994, all salary deferrals of ECC participants have been contributed to the Eastman Investment Plan (EIP). The provisions of the Plan described below with respect to loans and distributions applied equally to the ECC participants in the Plan until September 1998. Updated determination letters from the IRS with respect to the SIP and EIP plans have been received, and the account balances of ECC participants were transferred from SIP to EIP in September 1998. Until that time, the balances of these participants were reflected as a liability in the accompanying financial statements.

Administrative Expenses

The Plan provides for the payment of certain administrative expenses by the Trusts, including fees for investment advisors, recordkeepers, the Plan Trustees, attorneys and accountants. The recordkeepers are Hewitt Associates and Fidelity.

Contributions

The Plan includes a salary reduction provision allowing eligible Kodak participants to defer up to a certain percentage of qualifying compensation as defined in the Plan. The maximum deferral for Plan years 1998, 1997, and 1996 was limited to 18% of the aggregate of wage dividend and qualifying compensation, but not more than the statutory limit of $10,000 for calendar year 1998 ($9,500 for calendar years 1997 and 1996). Participants' salary deferrals are contributed to the Plan by Kodak on behalf of the participants. All contributions to the Plan are immediately vested. Boston Safe invests contributions to the Plan into the investment funds described in Note 3, as directed by the participant. Participants are eligible to make transfers between investment funds on a daily basis.

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

Distributions

Distributions from the Plan are made under the following circumstances:

1.   Approval of hardship withdrawals is made by the Plan
         Administrator or its designee. Hardship withdrawals will only be granted a) in order to meet obligations relating to the payment of substantial out-of-pocket medical (or dental) bills for the participant, the participant's spouse or any of the participant's dependents, b) for the purchase or construction of a primary residence, c) for tuition, room and board or other post-secondary educational expenses, or d) for payments to prevent eviction/foreclosure.

     2. Upon attaining age 59 1/2, a participant may elect to receive a lump sum cash distribution from the Plan while still actively employed.

     3. Upon separation from service for any reason except death, the full value of a participant's account is distributed as a lump sum if the account balance is less than a certain amount as defined in the Plan and the participant is not retirement eligible. Otherwise, the full value of the account is distributed when and as designated by the participant in a lump sum payment, or in monthly or annual installments. If an appropriate designation is not made by the participant, the account is paid in a lump sum cash payment in February following the year the participant turns age 65.

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

Investment Valuation and Income Recognition

The group annuity contracts included in the Fixed Income Fund and Fidelity Managed Income Portfolio are included in the financial statements at contract value because they are fully benefit responsive. In aggregate, the recorded value of the group annuity contracts approximates their fair value. Interest rates on these contracts remain fixed and are not reset until a contract matures. There are no minimum crediting interest rates under the terms of the contracts. Interest in common or collective trusts (pooled) funds reflect market values as determined by the managers of such funds. Fair values of all other investments are based upon active market quotations on national exchanges, if available, at December 30, or, if not available, upon amounts believed by the Plan Administrator to be realizable at that time.

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

Reclassifications

Certain reclassifications of 1997 and 1996 financial statement and related schedule amounts have been made to conform with the 1998 presentation.

NOTE 3:  INVESTMENTS

The Plan Trustees are not required to furnish a bond in connection with the custody of investments or other assets of the Plan.

The Plan Trustees are authorized to keep any portion of any of the foregoing funds in cash or liquid investments as they may deem advisable.

All dividends, interest or gains derived from investments in each Fund are reinvested in the respective Fund by the Plan Trustees.

Funds at Boston Safe


TIER I: TIME HORIZON FUNDS - All Time Horizon Funds are pre-mixed portfolios of TIER II Funds.

5 to 8 Year Time Horizon Fund

This fund is designed for participants who expect to withdraw from the Plan and use these funds relatively soon, or for participants who have a low tolerance for volatility. The fund is broadly diversified, and has a 45/55 mix of equity and fixed income.

8 to 20 Year Time Horizon Fund

This fund is designed for participants who expect to leave their funds invested for a reasonably long period of time, and/or for participants who are willing to accept some volatility. The fund is broadly diversified, but has a 75/25 mix of equity and fixed income.

20 or More Year Time Horizon Fund

This fund is designed for participants who expect to leave their funds invested for a long period of time, and/or for participants who are willing to accept more volatility. The fund is broadly diversified in equities.


TIER II:  CORE FUNDS

Fixed Income Fund

The fund's assets are invested primarily in contracts with insurance companies. Effective annual yields on these contracts ranged between 5.08% and 10.10% in 1998 (6.72% and 10.10% in 1997) depending on the date of the contribution, transfer or rollover. The blended rate of return on the Fixed Income Fund was approximately 7.9% in 1998 (8.3% in 1997 and 8.4% in 1996).

Lehman Brothers Aggregate Bond Index Fund

This fund is designed to duplicate the total return of the overall U.S. bond market. It is composed of securities found in the Lehman Brothers Government/Corporate Bond Index, Mortgage-Backed Securities Index, and Asset-Backed Securities Index.

S&P 500 Large Stock Index Fund

This fund, known as the Large Stock Index Fund in 1996, invests in all 500 stocks that compose the Standard & Poor's 500 Index.

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

Fidelity Puritan Fund

This fund, known as the Balanced Mutual Fund in 1996, is a balanced fund of stocks and bonds managed to produce high current income with preservation of capital and consideration for potential growth of capital.

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

Skyline Special Equity Fund

This is a small company stock fund with a value orientation. Its goal is maximum capital appreciation. Since February 1998, this fund had been closed to transfers but remained open to salary and wage dividend deferrals. After April 8, 1999, this fund will again accept transfers and rollovers.

Putnam OTC & Emerging Growth Fund

This is a small company fund with an aggressive growth orientation. The fund seeks capital appreciation.

MAS Value Fund

This is a multi-sized company stock fund with a value orientation. Its goal is to provide above-average long-term total return consisting of both capital appreciation and income.

RogersCasey Smaller Stock Fund

This fund, known as the Smaller Stock Fund in 1996, is a multi-sized company stock fund, with a smaller sized company orientation, utilizing a multiple manager approach. The fund seeks to provide consistency of total returns over time through use of experienced investment managers with a blend of growth, value, and benchmark-related styles.

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

Morgan Stanley Dean Witter Institutional International Equity Fund

This is an international stock fund investing primarily in developed countries with a large company, value orientation. The fund seeks long-term capital appreciation.

Russell International Stock Fund

This fund, known as the International Stock Fund in 1996, is an international stock fund using a multiple manager approach, with 90% allocated to managers of stocks in developed markets and 10% allocated to managers of stocks in emerging markets. The fund seeks to provide consistency of total returns over time through use of experienced investment managers with a blend of growth, value, and benchmark-related styles.

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

Newport Tiger Fund

This is an emerging markets stock fund with a regional focus on the Pacific Basin excluding Japan. The fund seeks capital appreciation. This fund will not accept transfers or rollovers after March 19, 1999 (deferrals will still be permitted).

Scudder Latin America Fund

This is an emerging markets stock fund with a regional focus on Latin America. The fund seeks long-term capital appreciation.

Funds at Fidelity

As discussed in Note 1, the Funds at Fidelity have been transferred to the successor plan as of September 1998. However, these funds are described below for purposes of understanding the financial statements herein.


The Kodak Stock Fund consists of shares of Eastman Kodak Company common stock.

The Eastman Stock Fund consists primarily of shares of Eastman Chemical Company common stock.

The Fidelity Managed Income Portfolio is a fixed income fund consisting of investment contracts with one or more financial institutions that pay interest to the fund. The rate of interest paid to the fund changes as investment contracts mature and new contracts are purchased.

The Fidelity Fund seeks long-term capital growth and reasonable current income. It focuses on investments in companies that the fund's manager believes are marked by solid balance sheets and good prospects for growth. Investments are diversified across a variety of market sectors.

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

The number of participants in each fund was as follows:

                                                             December 30,
                                                          ------------------
                                                           1998        1997
                                                           ----        ----
Boston Safe Funds:
5 to 8 Year Time Horizon Fund                              1,209         786
8 to 20 Year Time Horizon Fund                             2,003       1,426
20 or More Year Time Horizon Fund                          1,709       1,436
Fixed Income Fund                                         43,568      48,173
Lehman Brothers Aggregate Bond Index Fund                    764         481
S&P 500 Large Stock Index Fund                            14,883      13,848
Non-U.S. Stock Index Fund                                    699         603
Russell 2000 Small Stock Index Fund                        2,282       2,314
Kodak Stock Fund                                          18,958      22,385
PIMCO Total Return Fund                                      823         405
MAS High Yield Fund                                        1,112       1,114
Fidelity Puritan Fund                                      7,169       8,222
T. Rowe Price Equity Income Fund                           2,506       2,935
Fidelity Growth and Income Fund                            5,108       3,382
Putnam Investors Fund                                      4,076       1,534
Putnam Vista Fund                                          1,865       1,277
PBHG Growth Fund                                           1,416       1,803
T. Rowe Price Small-Cap Value Fund                         2,506       3,103
Skyline Special Equity Fund                                2,167       3,354
Putnam OTC & Emerging Growth Fund                          1,856       1,508
MAS Value Fund                                             1,764       2,446
RogersCasey Smaller Stock Fund                            15,328      20,669
MFS Institutional Research Fund                            1,147         664
Putnam Voyager Fund                                        2,508       1,478
Cohen & Steers Realty Fund                                   854       1,354
First Eagle Fund of America                                2,091       1,088
T. Rowe Price Blue Chip Growth Fund                        3,601       2,580
T. Rowe Price New Era Fund                                   300         355
T. Rowe Price Science & Technology Fund                    4,761       2,637
Morgan Stanley Dean Witter Institutional
  International Equity Fund                                3,522       3,039
Russell International Stock Fund                           3,474       4,737
Acorn International Fund                                     900         660
State Street Emerging Markets Index Fund                     228         245
Templeton Developing Markets Fund                            783       1,004
Newport Tiger Fund                                           850         939
Scudder Latin America Fund                                   788       1,357

                                                             December 30,
                                                          ------------------
                                                           1998        1997
                                                           ----        ----
Fidelity Funds:
Kodak Stock Fund                                               0       1,992
Eastman Stock Fund                                             0       2,388
Fidelity Managed Income Portfolio                              0       9,186
Fidelity Fund                                                  0       2,117
Fidelity Puritan Fund                                          0       2,438
Fidelity Magellan Fund                                         0       3,730
Fidelity Contrafund                                            0       2,299
Fidelity International Growth & Income Fund                    0         217
Fidelity U.S. Equity Index Portfolio                           0         488

The total number of participants in the Plan was less than the sum of the number of participants shown above because many participants invest in more than one fund.

NOTE 4:  LOANS TO PARTICIPANTS

The Plan Trustees make loans to participants in accordance with Plan provisions. A loan made to a participant of the Plan is accounted for as a fund-to-fund transfer from the participant's participant-directed investment account to a fund known as the "Loan Fund." The Plan's receivables for participant loan notes receivable are recorded as assets of the Loan Fund. As the loan is repaid, both the principal and interest are allocated to fund(s) to which the participant's current contributions are directed. The portion of the loan payment representing principal is accounted for as a fund-to-fund transfer from the Loan Fund to the participant's investment fund(s) and the portion of the loan payment representing interest is accounted for as income in the same fund(s). No plan participant benefits from the interest earned on a loan other than the participant who originated the loan.

Interest income earned on loans to participants for the fiscal years ended December 30 was:

                                                      (in thousands)
                                                1998       1997       1996
                                               ------     ------     ------
Boston Safe Funds:
5 to 8 Year Time Horizon Fund                  $   26     $   16     $   -
8 to 20 Year Time Horizon Fund                     69         38         -
20 or More Year Time Horizon Fund                  62         37         -
Fixed Income Fund                               2,910      3,192      2,818
Lehman Brothers Aggregate Bond Index Fund           7          2         -
S&P 500 Large Stock Index Fund                    345        248        138
Non-U.S. Stock Index Fund                           6          5         -
Russell 2000 Small Stock Index Fund                40         22         -
Kodak Stock Fund                                  496        698        586
PIMCO Total Return Fund                             6          1         -
MAS High Yield Fund                                11          8         -
Fidelity Puritan Fund                             149        157        133
T. Rowe Price Equity Income Fund                   31         19         -
Fidelity Growth and Income Fund                    54         18         -
Putnam Investors Fund                              44         -          -
Putnam Vista Fund                                  13          8         -
PBHG Growth Fund                                   19         21         -
T. Rowe Price Small-Cap Value Fund                 31         19         -
Skyline Special Equity Fund                        62         21         -
Putnam OTC & Emerging Growth Fund                  18         12         -
MAS Value Fund                                     24         15         -
RogersCasey Smaller Stock Fund                    734        860        785
MFS Institutional Research Fund                     7          6         -
Putnam Voyager Fund                                19         10         -
Cohen & Steers Realty Fund                          9         10         -
First Eagle Fund of America                        18          3         -
T. Rowe Price Blue Chip Growth Fund                32         17         -
T. Rowe Price New Era Fund                          3          3         -
T. Rowe Price Science & Technology Fund            38         28         -
Morgan Stanley Dean Witter Institutional
  International Equity Fund                        32         19         -
Russell International Stock Fund                   50         71         76
Acorn International Fund                            5          4         -
State Street Emerging Markets Index Fund            1          2         -
Templeton Developing Markets Fund                   7          7         -
Newport Tiger Fund                                 12          9         -
Scudder Latin America Fund                         20         18         -
                                               ------     ------     ------
Total                                          $5,410     $5,624     $4,536
                                               ======     ======     ======

Interest income earned on loans to participants for the fiscal years ended December 30 was:

                                                      (in thousands)
                                                1998       1997       1996
                                                ----       ----       ----
Fidelity Funds:
Kodak Stock Fund                                $  8       $ 12      $  13
Eastman Stock Fund                                18         35         41
Fidelity Managed Income Portfolio                261        399        393
Fidelity Fund                                     17         23         20
Fidelity Puritan Fund                             26         33         34
Fidelity Magellan Fund                            60         80         76
Fidelity Contrafund                               21         30         28
Fidelity International Growth & Income Fund        1          1          1
Fidelity U.S. Equity Index Portfolio               5          7          2
                                                ----       ----       ----
Total                                           $417       $620       $608
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

                                      Unrealized    Net Realized
                          Realized       gains     and Unrealized   Proceeds
                       gains (losses)  (losses)    gains (losses)     from
                           from          from           from        sales of
                        investments   investments    investments   investments
                       -------------  -----------  --------------  -----------
        1998
Boston Safe Kodak
  stock                  $ 53,579     $  37,314      $  90,893     $  272,504
Fidelity Kodak stock        4,483            (2)         4,481         36,197
Fidelity Eastman stock     (3,062)           (5)        (3,067)        56,122
Other securities          (12,850)      170,507        157,657      1,327,463
                         --------     ---------      ---------     ----------
                         $ 42,150     $ 207,814      $ 249,964     $1,692,286
                         ========     =========      =========     ==========
        1997
Boston Safe Kodak
  stock                  $ (5,101)    $(144,519)     $(149,620)    $  159,602
Fidelity Kodak stock       (1,608)       (4,617)        (6,225)        50,265
Fidelity Eastman stock      1,869         1,069          2,938         46,205
Other securities           98,910       149,730        248,640      1,045,625
                         --------     ---------      ---------     ----------
                         $ 94,070     $   1,663      $  95,733     $1,301,697
                         ========     =========      =========     ==========
        1996
Boston Safe Kodak
  stock                  $ 14,781     $  99,296      $ 114,077     $  119,466
Fidelity Kodak stock        2,706         2,061          4,767         45,435
Fidelity Eastman stock      1,607        (5,585)        (3,978)        97,535
Other securities          101,561        46,590        148,151        773,195
                         --------     ---------      ---------     ----------
                         $120,655     $ 142,362      $ 263,017     $1,035,631
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
              5 to 8 Year      8 to 20 Year     20 or More Year                       Lehman Brothers     S&P 500 Large
                 Time              Time              Time               Fixed            Aggregate           Stock
             Horizon Fund      Horizon Fund      Horizon Fund        Income Fund      Bond Index Fund      Index Fund
           ----------------   ---------------   ---------------   -----------------   ---------------   ----------------
             Unit               Unit              Unit              Unit                Unit              Unit
            Value    Units     Value    Units    Value    Units    Value     Units     Value   Units     Value    Units
  1998
  ----
Jan. 31    $11.5427  2,192    $11.6600  3,231   $11.6884  1,875   $16.5959  188,325   $11.1262  404     $22.5344  11,301
Feb. 28     11.9184  2,376     12.2604  3,249    12.4780  1,917    16.6950  188,821    11.1224  434      24.1580  11,773
Mar. 31     12.1898  2,558     12.6626  3,515    12.9952  1,948    16.8055  188,123    11.1587  433      25.3899  12,141
Apr. 30     12.2912  2,882     12.7882  3,681    13.1433  2,038    16.9125  188,809    11.2214  442      25.6443  12,374
May  31     12.2154  2,947     12.5640  3,744    12.7326  2,087    17.0236  188,382    11.3372  458      25.1977  12,347
June 30     12.3921  3,094     12.7410  3,764    12.8810  2,091    17.1318  187,779    11.4290  486      26.2141  12,313
July 31     12.3684  3,212     12.6817  3,980    12.7892  2,161    17.2428  190,216    11.4543  508      25.9325  12,908
Aug. 31     11.6127  3,093     11.2649  3,912    10.7562  2,115    17.3545  187,845    11.6628  591      22.1842  12,677
Sep. 30     11.9472  2,865     11.6375  3,875    11.2048  2,046    17.4629  185,129    11.8998  676      23.6039  12,517
Oct. 31     12.3746  2,765     12.3539  3,784    12.1216  1,935    17.5744  185,588    11.7943  793      25.5441  12,181
Nov. 30     12.7280  2,817     12.8859  3,829    12.7944  1,974    17.6826  183,906    11.8612  715      27.0835  12,529
Dec. 30     13.0288  2,842     13.3145  3,861    13.3101  1,947    17.7915  184,532    11.8784  708      28.7043  12,447

  1997
  ----
Jan. 31    $10.1164    206    $10.1466    314   $10.1675    170   $15.3301  202,635   $10.0688   50     $17.7631   9,812
Feb. 28     10.1751  1,014     10.2181  1,687    10.2496    749    15.4217  196,329    10.0987  118      17.9037  10,017
Mar. 31     10.0039  1,276      9.9739  2,108     9.9248  1,035    15.5266  193,122     9.9923  160      17.1643   9,759
Apr. 30     10.2566  1,189     10.2723  2,150    10.2731  1,066    15.6298  193,491    10.1400  178      18.1923   9,771
May  31     10.5977  1,344     10.7968  2,271    10.9412  1,259    15.7320  193,302    10.2238  183      19.2991  10,113
June 30     10.8697  1,564     11.1962  2,576    11.4465  1,416    15.8389  191,741    10.3509  202      20.1577  10,547
July 31     11.2519  1,728     11.6575  2,896    11.9912  1,538    15.9476  188,336    10.6272  227      21.7550  10,975
Aug. 31     10.9824  1,959     11.1880  3,054    11.3518  1,691    16.0566  187,829    10.5422  228      20.5368  11,016
Sep. 30     11.3176  2,039     11.6785  3,032    11.9698  1,741    16.1590  186,434    10.6964  239      21.6607  10,929
Oct. 31     11.1283  1,970     11.2081  3,049    11.2359  1,842    16.2685  186,069    10.8373  273      20.9532  11,052
Nov. 30     11.2903  1,957     11.3685  3,097    11.3995  1,820    16.3751  185,037    10.8869  293      21.9185  11,030
Dec. 30     11.4080  2,008     11.5084  3,170    11.5637  1,829    16.4820  186,062    10.9591  320      22.2951  11,148

                                                     BOSTON SAFE FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
             Non-U.S.         Russell 2000
              Stock           Small Stock           Kodak           PIMCO Total         MAS High           Fidelity
            Index Fund        Index Fund          Stock Fund        Return Fund        Yield Fund        Puritan Fund
          ---------------   ----------------   ----------------   ---------------   ----------------   ----------------
            Unit              Unit               Unit               Unit              Unit               Unit
           Value   Units     Value    Units     Value    Units     Value   Units     Value    Units     Value    Units
  1998
  ----
Jan. 31   $10.6792  394     $12.0116  2,215    $21.4456  20,304   $11.2231  444     $11.6766  1,205    $16.8815  6,804
Feb. 28    11.3513  408      12.8933  2,133     21.6957  19,477    11.1931  497      11.7834  1,351     17.5364  6,800
Mar. 31    11.7247  434      13.4293  2,177     21.4650  19,041    11.2335  511      11.9740  1,232     18.0817  6,883
Apr. 30    11.8171  440      13.4955  2,297     23.7971  17,372    11.2739  501      12.0581  1,345     18.1846  6,911
May  31    11.5866  439      12.7683  2,233     23.6934  18,065    11.3999  554      11.9593  1,473     18.1569  6,792
June 30    11.5299  443      12.7209  2,199     24.2428  18,087    11.5194  596      11.9705  1,452     18.5392  6,775
July 31    11.6729  432      11.6796  2,033     27.7951  15,406    11.5490  700      12.0812  1,451     18.4937  6,809
Aug. 31     9.9852  423       9.4250  2,057     26.0525  15,159    11.7388  786      11.2199  1,385     16.6770  6,488
Sep. 30     9.8179  411      10.1661  2,084     25.7634  16,180    12.0864  844      11.2065  1,344     17.2993  6,297
Oct. 31    10.8658  422      10.5712  2,366     25.8509  16,776    12.0017  978      11.0859  1,310     18.1471  6,125
Nov. 30    11.4751  464      11.1201  2,444     24.4014  16,362    12.0540  949      11.8243  1,312     18.8516  6,078
Dec. 30    11.7944  412      11.5223  2,296     24.3802  16,023    12.1153  974      11.8005  1,278     19.4936  6,023


  1997
  ----
Jan. 31   $10.0953   89     $10.0951    280    $27.4925  21,468   $10.0865   23     $10.0750    247    $14.1612  8,150
Feb. 28    10.2555  240       9.8543    791     28.5076  21,548    10.1109  100      10.2990    677     14.3744  7,707
Mar. 31    10.2646  328       9.3808    909     24.3266  24,580     9.9827  112      10.0619    646     13.8919  7,393
Apr. 30    10.3495  362       9.3989    921     26.6776  24,481    10.1574  141      10.1950    685     14.4584  7,209
May  31    11.0000  388      10.4502  1,054     26.6139  23,462    10.2587  151      10.5008    789     15.0424  7,097
June 30    11.6002  419      11.0143  1,182     24.7234  23,080    10.3854  171      10.7081    805     15.6007  7,003
July 31    11.8064  411      11.5247  1,407     21.7067  23,453    10.6717  232      11.0729    765     16.4391  7,036
Aug. 31    10.8552  419      11.7851  1,534     21.3391  22,780    10.5763  226      11.0720    840     15.7191  6,960
Sep. 30    11.4509  415      12.6306  2,032     21.2207  22,252    10.7546  236      11.3506    834     16.3507  6,887
Oct. 31    10.4116  421      12.0734  2,240     19.6474  21,868    10.8741  308      11.2454    873     16.0146  6,837
Nov. 30    10.2502  408      11.9900  2,252     20.0295  21,789    10.9265  274      11.3243    953     16.3985  6,818
Dec. 30    10.3649  408      12.1214  2,257     19.8105  21,565    11.0199  349      11.4381  1,062     16.7102  6,814

                                                   BOSTON SAFE FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
            T. Rowe Price     Fidelity Growth        Putnam             Putnam                          T. Rowe Price
               Equity               and             Investors           Vista              PBHG          Small-Cap
             Income Fund        Income Fund           Fund               Fund          Growth Fund       Value Fund
           ----------------   ----------------   ---------------   ---------------   ---------------   ---------------
             Unit               Unit               Unit              Unit              Unit              Unit
            Value    Units     Value    Units     Value   Units     Value   Units     Value    Units    Value    Units
  1998
  ----
Jan. 31    $12.5998  2,996    $12.9743  2,901    $13.1517    922   $11.4449    934   $ 9.4864  1,881   $12.4048  3,264
Feb. 28     13.2072  3,292     13.7781  3,434     14.2274  1,166    12.7275    983    10.3677  1,819    13.0957  3,401
Mar. 31     13.8050  3,542     14.3938  3,917     15.1639  1,434    13.3136  1,069    10.8271  1,671    13.5918  3,576
Apr. 30     13.7351  3,547     14.4161  4,005     15.2321  1,737    13.4418  1,144    10.8684  1,637    13.7312  3,689
May  31     13.5129  3,559     14.2469  4,123     14.8835  1,866    13.0129  1,176     9.8704  1,585    13.2383  3,583
June 30     13.4775  3,453     14.8211  4,225     15.9817  1,976    13.8077  1,166    10.4179  1,597    12.9671  3,513
July 31     13.0959  3,226     14.7255  4,490     15.8183  2,584    13.4185  1,322     9.4585  1,535    11.9556  3,269
Aug. 31     11.8302  3,020     12.7207  4,409     13.1787  2,699    10.7019  1,279     7.1305  1,472    10.2150  3,047
Sep. 30     12.4647  2,939     13.5916  4,414     14.0684  2,686    11.3976  1,258     7.6814  1,420    10.3492  2,981
Oct. 31     13.2241  2,868     14.5969  4,384     14.8308  2,480    11.6751  1,200     7.8533  1,483    10.4406  3,005
Nov. 30     13.7544  2,860     15.4473  4,741     15.8245  2,600    12.4400  1,234     8.5615  1,466    10.7747  3,042
Dec. 30     13.8137  2,765     16.3664  4,798     17.5476  2,683    13.7632  1,215     9.4882  1,444    10.8683  2,943

  1997
  ----
Jan. 31    $10.1311    476    $10.2461    419    $10.3262     68   $10.1743    250   $10.0805    699   $10.1061    502
Feb. 28     10.3705  1,450     10.3603  1,015     10.2410    223     9.7234    682     9.0006  1,620    10.0899  1,394
Mar. 31     10.1440  1,779      9.9356  1,243      9.7347    228     8.9970    716     8.0857  1,727     9.8054  1,642
Apr. 30     10.3980  2,008     10.4637  1,314     10.4387    215     9.4367    760     8.1194  1,832     9.7690  1,731
May  31     10.8890  2,407     11.0269  1,497     10.9637    257    10.3628    787     9.1204  2,081    10.4154  2,045
June 30     11.2995  2,586     11.5963  1,678     11.5308    274    10.6005    795     9.5073  2,019    11.0063  2,156
July 31     11.9511  2,586     12.3835  1,984     12.6029    495    11.4898    842    10.1628  2,046    11.4960  2,388
Aug. 31     11.6397  2,674     11.7102  2,148     11.8971    582    11.1584    894     9.9470  2,048    11.8490  2,529
Sep. 30     12.1878  2,631     12.3379  2,177     12.6114    568    11.8457    928    10.6600  2,074    12.6471  3,212
Oct. 31     11.8745  2,662     12.0079  2,328     12.3158    627    11.2116    936    10.0643  2,053    12.4589  3,214
Nov. 30     12.3215  2,714     12.4801  2,431     12.8716    682    11.4767    940     9.7450  2,012    12.4326  3,232
Dec. 30     12.6739  2,805     12.7541  2,497     12.9791    745    11.6946    934     9.5485  1,990    12.5464  3,252

                                                   BOSTON SAFE FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                               Putnam OTC           MAS            RogersCasey            MFS             Putnam
           Skyline Special     & Emerging           Value            Smaller         Institutional        Voyager
             Equity Fund       Growth Fund          Fund           Stock Fund        Research Fund         Fund
           ---------------   ---------------   ---------------   ----------------   ---------------   ---------------
             Unit              Unit              Unit              Unit               Unit              Unit
            Value    Units    Value    Units    Value    Units    Value     Units    Value   Units     Value    Units
  1998
  ----
Jan. 31    $13.3952  3,545   $10.8234  1,153   $11.8852  2,520   $33.0111  15,992   $12.1158  533     $12.2461  1,021
Feb. 28     14.3092  3,375    11.8736  1,186    12.7703  2,699    35.5478  15,588    13.0497  549      13.2823  1,097
Mar. 31     14.9986  3,272    12.5735  1,188    13.2698  2,807    37.3892  15,465    13.7259  573      14.0626  1,214
Apr. 30     15.0285  3,159    12.6129  1,344    13.2617  2,886    37.9402  15,274    13.8393  611      14.0228  1,301
May  31     14.6103  3,099    11.6080  1,313    13.0637  2,868    36.4834  15,033    13.5901  637      13.5323  1,352
June 30     14.1798  2,970    12.6715  1,366    12.7709  2,784    36.9806  14,841    14.0754  646      14.3230  1,383
July 31     13.3510  2,723    11.6869  1,374    12.2301  2,555    34.7517  14,548    13.7404  708      13.7488  1,517
Aug. 31     11.0480  2,489     8.6817  1,268    10.3601  2,374    28.3699  13,330    11.3936  676      11.2245  1,474
Sep. 30     11.2711  2,379     9.2939  1,242    10.3319  2,340    29.3997  12,848    12.0123  676      12.0023  1,458
Oct. 31     11.5127  2,238     9.5154  1,300    11.2940  2,254    31.0987  12,451    12.7359  647      12.7736  1,414
Nov. 30     12.1711  2,192    10.2962  1,304    11.8689  2,214    33.1342  12,241    13.6976  684      13.6155  1,456
Dec. 30     12.2320  2,101    11.6785  1,454    11.6760  2,107    34.3519  11,913    14.5933  694      14.9625  1,490

  1997
  ----
Jan. 31    $10.1371    167   $10.1484    295   $10.1024    274   $26.7778  21,656   $10.1843   74     $10.1874    179
Feb. 28     10.2071    425     9.1083    791    10.2699    834    26.6148  20,039    10.1100  307       9.8598    508
Mar. 31     10.2060    513     8.2708    885     9.9853  1,028    25.5107  19,165     9.5395  366       9.2538    628
Apr. 30     10.2981    594     8.2159    945    10.3719  1,218    25.6629  18,454     9.9701  398       9.6460    669
May  31     11.4052    833     9.5438  1,102    11.0189  1,610    28.0482  17,860    10.6850  449      10.4613    747
June 30     12.1721  1,082    10.1095  1,125    11.4418  1,849    29.5846  17,557    11.1063  466      10.8534    783
July 31     12.6100  1,528    10.7965  1,281    12.1157  2,098    31.4386  17,241    11.9681  501      11.7835    836
Aug. 31     13.1245  1,936    10.7214  1,293    12.0053  2,236    31.8729  17,073    11.4715  516      11.4077    868
Sep. 30     14.0777  2,814    11.6105  1,307    12.3812  2,404    34.1730  17,000    12.0670  508      12.1443    905
Oct. 31     13.4895  3,037    10.7667  1,314    11.7871  2,535    32.9324  16,823    11.4328  507      11.7442    940
Nov. 30     13.3449  3,080    10.6635  1,294    11.9998  2,565    32.9571  16,679    11.7989  534      11.9911    945
Dec. 30     13.3528  3,179    10.7030  1,242    12.0554  2,628    32.9868  16,486    11.8306  541      12.1634    966

                                                   BOSTON SAFE FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                                                                                                        Morgan Stanley
                Cohen                           T. Rowe Price                        T. Rowe Price       Dean Witter
              & Steers         First Eagle        Blue Chip        T. Rowe Price       Science &        Institutional
             Realty Fund     Fund of America     Growth Fund       New Era Fund     Technology Fund   Int'l. Equity Fund
           ---------------   ---------------   ---------------   ----------------   ---------------   ------------------
             Unit              Unit              Unit              Unit               Unit               Unit
            Value    Units    Value   Units     Value    Units    Value   Units      Value    Units     Value    Units
  1998
  ----
Jan. 31    $11.9008  1,459   $12.8025    579   $12.6321  2,268   $10.6331  211      $10.0026  2,244    $12.0664  2,959
Feb. 28     11.7430  1,383    13.7823    795    13.5853  2,446    11.1257  196       11.2543  2,425     12.7565  3,213
Mar. 31     11.9332  1,365    14.5051    899    14.2082  2,617    11.8169  241       11.4318  2,142     13.5414  3,469
Apr. 30     11.5471  1,205    14.7803  1,087    14.3567  2,688    12.1747  240       11.9479  2,218     13.7096  3,714
May  31     11.3535  1,123    14.5751  1,166    13.9997  2,745    11.5196  235       10.9458  2,291     13.8439  3,819
June 30     11.3672  1,058    15.2253  1,231    14.6379  2,785    11.2570  226       11.5419  2,306     13.7344  3,884
July 31     10.5657  1,004    14.9082  1,522    14.4768  2,958    10.1928  232       10.9767  2,299     13.7264  3,943
Aug. 31      9.5157    936    12.3149  1,532    12.1453  2,923     8.4665  211        8.4973  2,366     12.1204  3,810
Sep. 30     10.0138    939    13.1690  1,514    12.8711  2,860     9.8578  223        9.5483  2,337     11.9569  3,725
Oct. 31      9.8586    881    14.1612  1,479    13.9731  2,732    10.2408  195       10.6984  2,395     13.1138  3,687
Nov. 30     10.1292    858    14.5279  1,587    14.8378  2,820     9.9874  183       12.0129  2,474     13.4783  2,622
Dec. 30      9.7971    817    15.1368  1,513    15.9326  2,839     9.7091  200       13.8581  2,749     13.6658  3,611

  1997
  ----
Jan. 31    $10.1087    423   $10.2418     94   $10.2154    480   $ 9.9771   70      $10.2432    674    $10.1445    523
Feb. 28     10.1144    907    10.3484    306    10.2401  1,461    10.0293  162        9.1111  1,493     10.4748  1,409
Mar. 31     10.2440  1,125     9.7183    334     9.7976  1,669     9.8348  212        8.4032  1,662     10.6545  1,765
Apr. 30      9.8416  1,120     9.9915    322    10.2328  1,780     9.7958  195        8.6160  1,892     10.7019  2,031
May  31     10.1274  1,180    10.6944    343    10.8320  1,894    10.6022  227        9.8970  2,142     11.2671  2,463
June 30     10.6757  1,235    11.0964    351    11.2928  2,022    10.8665  234       10.0144  2,051     11.8083  2,610
July 31     10.9262  1,269    11.9471    406    12.0871  2,216    11.5365  251       11.2328  2,351     12.0662  2,772
Aug. 31     10.8166  1,234    11.7728    425    11.5474  2,223    11.4635  252       11.0776  2,470     11.4989  2,826
Sep. 30     11.8293  1,330    12.3033    442    12.1107  2,133    12.0954  252       11.3199  2,412     12.2208  2,877
Oct. 31     11.4170  1,352    11.8921    461    11.8122  2,175    11.3668  245       10.3791  2,400     11.6837  2,930
Nov. 30     11.7199  1,344    12.2846    474    12.1856  2,178    10.8999  249       10.3848  2,439     11.5265  2,934
Dec. 30     12.0950  1,406    12.6456    473    12.4269  2,219    10.8746  236        9.8687  2,384     11.6473  2,922

                                                   BOSTON SAFE FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                Russell            Acorn          State Street       Templeton
             International     International     Emerging Mkts.      Developing         Newport         Scudder Latin
              Stock Fund           Fund            Index Fund       Markets Fund       Tiger Fund       America Fund
           ----------------   ---------------   ---------------   ----------------   ---------------   ---------------
             Unit               Unit              Unit              Unit               Unit              Unit
            Value    Units     Value   Units     Value   Units     Value    Units     Value   Units     Value    Units
  1998
  ----
Jan. 31    $12.1695  3,300    $ 9.9904  565     $ 8.1282  129     $ 7.6501   775     $ 5.5304  1,297   $11.1563  1,028
Feb. 28     13.0024  3,173     10.7931  585       8.6774  118       8.4468   805       6.7181  1,096    11.7157    947
Mar. 31     13.5648  3,151     11.6385  674       8.9702  128       8.8372   811       6.6516  1,293    12.5918    908
Apr. 30     13.7534  3,078     11.8785  737       9.0305  118       8.8692   774       6.0423  1,541    12.3059    772
May  31     13.6513  3,043     12.0810  731       7.7286  114       7.6660   723       5.1326  1,041    10.7345    729
June 30     13.5334  2,990     11.8684  726       7.0025  106       6.9139   717       4.5753  1,224    10.3664    704
July 31     13.6628  2,939     11.9438  729       7.2499  101       6.9590   705       4.2437  1,172    10.8567    690
Aug. 31     11.6273  2,721     10.4199  715       5.1207   95       5.2466   675       3.5826  1,164     7.3350    584
Sep. 30     11.2898  2,670      9.9605  708       5.5153  104       5.4944   649       4.2129  1,084     8.0688    614
Oct. 31     12.1816  2,590     10.2927  735       6.0885  114       6.3041   670       5.5334  1,628     8.7289    598
Nov. 30     12.8187  2,554     10.8758  687       6.5622  128       6.9960   696       5.7956  1,269     9.1179    583
Dec. 30     13.0717  2,509     11.3214  717       6.4419  116       6.7934   648       5.8074  1,469     8.5494    545

  1997
  ----
Jan. 31    $11.3655  6,619    $10.0802  179     $ 9.8619   17     $ 9.9758   149     $ 9.9327    189   $10.1876     98
Feb. 28     11.5468  5,320     10.2047  404      10.1713   71      10.2664   367       9.9174    416    10.8102    497
Mar. 31     11.5181  4,783     10.0531  487       9.9930   94      10.0535   434       9.3061    444    10.6083    655
Apr. 30     11.6668  4,538      9.9065  525      10.2111  113      10.1553   476       9.1453    474    11.1919    587
May  31     12.3063  4,237     10.3369  569      10.4916  135      10.6804   590       9.9577    531    11.7317    815
June 30     12.9253  4,117     10.6471  590      11.0976  151      11.1330   693      10.3792    578    12.5858  1,210
July 31     13.2268  4,009     10.7162  573      11.4394  145      11.6037   767      10.5396    554    13.4615  1,348
Aug. 31     12.2698  3,899     10.1476  565      10.2175  145      10.5869   829       8.7396    535    12.2870  1,340
Sep. 30     12.9736  3,830     10.5725  570      10.6063  158      11.1725   793       9.0739    571    13.5498  1,247
Oct. 31     11.9055  3,707      9.9989  576       8.7619  145       9.0616   809       6.8593    640    10.9537  1,199
Nov. 30     11.7224  3,630      9.8917  543       8.4603  148       8.4624   799       6.6840    727    11.4761  1,225
Dec. 30     11.8097  3,523      9.8359  540       8.6783  140       8.3640   804       6.6018    796    12.1816  1,170

                                                     FIDELITY FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
               Kodak            Eastman        Fidelity Managed                          Fidelity          Fidelity
             Stock Fund        Stock Fund      Income Portfolio    Fidelity Fund       Puritan Fund      Magellan Fund
           ---------------   ---------------   ----------------   ----------------   ----------------   ---------------
             Unit              Unit              Unit               Unit               Unit               Unit
            Value   Units     Value   Units     Value   Units      Value    Units     Value    Units     Value   Units
  1998
  ----
Jan. 31    $14.84   1,141    $13.43   2,228     $1.00  314,230    $29.96     703     $19.55    1,090    $ 96.30   451
Feb. 28     14.92   1,086     14.74   1,830      1.00  320,209     32.03     725      20.31    1,084     103.60   432
Mar. 31     14.76   1,093     15.16   1,576      1.00  323,466     33.62     727      20.78    1,086     108.81   421
Apr. 30     16.38     968     15.44   1,435      1.00  326,340     33.87     738      20.90    1,086     110.07   420
May  31     16.20   1,001     15.04   1,427      1.00  326,575     33.66     724      20.87    1,083     105.15   440
June 30     16.58     980     14.00   1,559      1.00  326,389     35.22     720      21.14    1,101     109.63   436
July 31     19.02     864     12.79   1,876      1.00  322,668     35.37     738      21.09    1,089     108.81   433
Aug. 31     17.70     844     11.64   2,192      1.00  317,632     28.79     781      19.02    1,091      91.96   434
Sep. 30      0.00       0      0.00       0      0.00        0      0.00       0       0.00        0       0.00     0
Oct. 31
Nov. 30
Dec. 30

  1997
  ----
Jan. 31    $19.69   1,192    $12.36   3,651     $1.00  311,041    $25.74     610     $17.83    1,074    $ 84.19   451
Feb. 28     20.30   1,263     12.47   3,473      1.00  311,929     25.99     632      18.10    1,068      83.06   448
Mar. 31     17.24   1,351     12.17   3,342      1.00  313,889     24.63     632      17.34    1,073      80.20   446
Apr. 30     18.93   1,271     11.56   3,397      1.00  313,272     26.06     632      18.05    1,063      83.78   441
May  31     18.81   1,298     13.44   3,160      1.00  316,840     27.49     623      18.78    1,072      87.43   445
June 30     17.43   1,314     14.32   2,854      1.00  321,832     28.83     634      19.32    1,047      91.05   439
July 31     15.26   1,357     13.66   2,626      1.00  323,621     31.26     651      20.36    1,048      98.69   439
Aug. 31     14.89   1,364     13.50   2,546      1.00  322,606     28.74     673      19.47    1,059      94.30   437
Sep. 30     14.80   1,395     13.98   2,350      1.00  319,132     30.19     668      19.54    1,091      99.85   431
Oct. 31     13.66   1,402     13.45   2,210      1.00  317,866     29.35     665      19.14    1,102      96.45   443
Nov. 30     13.83   1,331     13.62   2,268      1.00  318,948     30.65     689      19.60    1,099      98.33   441
Dec. 30     13.68   1,312     13.39   2,346      1.00  316,248     29.75     726      19.35    1,133      94.94   463

                                                     FIDELITY FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
               Fidelity       Fidelity International   Fidelity U.S. Equity
              Contrafund       Growth & Income Fund      Index Portfolio
           ----------------   ----------------------   --------------------
             Unit               Unit                     Unit
            Value    Units     Value          Units     Value        Units
  1998
  ----
Jan. 31    $46.50     618     $19.88           155     $35.37         255
Feb. 28     49.74     607      20.97           152      37.90         256
Mar. 31     52.28     600      22.09           153      39.69         290
Apr. 30     52.87     597      22.64           154      39.75         322
May  31     51.75     588      22.59           149      39.05         320
June 30     54.61     585      22.52           151      40.49         312
July 31     54.79     593      22.94           149      40.06         330
Aug. 31     46.68     593      18.76           161      34.27         327
Sep. 30      0.00       0       0.00             0       0.00           0
Oct. 31
Nov. 30
Dec. 30

  1997
  ----
Jan. 31    $43.79     598     $19.40           120     $28.63         155
Feb. 28     41.94     598      19.63           131      28.85         174
Mar. 31     40.85     597      19.63           135      27.54         161
Apr. 30     41.77     586      19.65           146      29.07         162
May  31     44.28     571      20.63           144      30.84         186
June 30     46.11     566      21.54           170      32.06         207
July 31     50.02     567      22.09           172      34.61         219
Aug. 31     48.38     578      20.76           166      32.67         241
Sep. 30     51.61     571      22.09           162      34.31         241
Oct. 31     50.04     598      20.88           164      33.17         265
Nov. 30     49.96     595      20.80           155      34.69         251
Dec. 30     46.32     643      19.72           184      35.00         266

NOTE 7:  SIGNIFICANT INVESTMENTS

The following table represents investments having a value equal to or greater than 5% of net assets at December 30, 1998:
(in thousands)

                                               Principal             Fair or
                        Maturity    Interest   Amount or             Contract
    Investment            Date        Rate    Shares/Units   Cost     Value
    ----------          ----------  --------  ------------   ----    --------
Eastman Kodak Company
  common stock             N/A         N/A       5,242    $315,668  $  375,444
Principal Mutual Life
  Ins. #4-20445-2       11/15/2007     7.7%   $394,341     394,341     394,341
Kodak S&P 500 Fund         N/A         N/A      13,990     288,732     401,655
                                                          --------  ----------
  TOTAL                                                   $998,741  $1,171,440
                                                          ========  ==========

NOTE 8:  FEDERAL INCOME TAX STATUS

In June 1998, the Plan received a favorable tax determination letter from the Internal Revenue Service in which the Internal Revenue Service stated that the Plan is in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving such letter. The Plan Administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

NOTE 9:  RELATED PARTY TRANSACTIONS

Certain Plan investments were shares of mutual funds managed by Fidelity Investments. Fidelity Management Trust Company was the trustee for ECC participants until September 1998; therefore, these transactions constitute related party transactions. Fees paid by the Plan to Fidelity Investments for management services amounted to $41,000, $56,000 and $63,000 for the fiscal years ended December 30, 1998, 1997 and 1996, respectively.

NOTE 10:  COMMITMENTS

A portion of administrative expenses consist of fees for accounting, legal, trustee, and investment management services provided to the Plan by various parties. The contracts under which these services are provided are long-term in nature, but can be cancelled by either party with advance notice. Such contracts contain both fixed- and activity-based variable fee structures.





* * * * *

                                                                Schedule I

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            SCHEDULE OF INVESTMENTS
                               December 30, 1998
                                 (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
BOSTON SAFE FUNDS
  5 TO 8 YEAR TIME HORIZON FUND

Kodak GIC Fund                        563          $  9,331          $ 10,008
Kodak Russell 2000 Fund               163             1,845             1,877
Kodak EAFE Equity Index               235             2,659             2,997
Kodak Lehman Aggregate Fund           839             9,236             9,976
Kodak S&P 500 Fund                    387             8,779            11,128
Kodak Stock Fund                       15               353               345
Kodak Emerging Mkts. Index            110               829               712
                                                   --------          --------
     Total                                         $ 33,032          $ 37,043
                                                   ========          ========
Percent of Net Assets                                                    0.7%

  8 TO 20 YEAR TIME HORIZON FUND

Kodak GIC Fund                        352          $  5,774           $ 6,261
Kodak Russell 2000 Fund               448             4,977             5,168
Kodak EAFE Equity Index               808             8,987            10,315
Kodak Lehman Aggregate Fund           525             5,704             6,243
Kodak S&P 500 Fund                    699            14,961            20,081
Kodak Stock Fund                       41               994               951
Kodak Emerging Mkts. Index            380             3,008             2,448
                                                   --------          --------
     Total                                         $ 44,405          $ 51,467
                                                   ========          ========
Percent of Net Assets                                                    1.0%

  20 OR MORE YEAR TIME HORIZON FUND

Kodak Russell 2000 Fund               337          $  3,785           $ 3,889
Kodak EAFE Equity Index               507             5,687             6,476
Kodak S&P 500 Fund                    434             9,390            12,466
Kodak Stock Fund                       31               743               716
Kodak Emerging Mkts. Index            381             3,073             2,455
                                                   --------          --------
     Total                                         $ 22,678          $ 26,002
                                                   ========          ========
Percent of Net Assets                                                    0.5%

                                                           Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                               December 30, 1998
                                 (in thousands)
                                     Maturity          Interest      Contract
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
  FIXED INCOME FUND

Group Annuity Contracts
  Aetna Life Insurance Co.       01/03/01-04/01/03   6.72%- 9.25%   $  562,591
  Bankers Trust                      12/31/02           7.58%          116,989
  CDC Capital                        03/31/04           6.21%          138,891
  Continental Assurance Co.          03/01/01           8.86%           65,845
  John Hancock Mutual Life
   Insurance Co.                 03/01/99-03/31/04   6.21%-10.10%      610,999
  Lehman Collateralized GIC          06/15/99           8.53%           82,630
  Metropolitan Life Insurance Co.    01/12/02           5.08%           67,076
  New York Life Insurance Co.    12/31/04-10/01/07   8.15%- 8.39%      155,158
  Principal Mutual Life
   Insurance Co.                 11/23/03-11/01/08   6.31%- 7.70%      919,426
  Provident National Assurance
   Co.                               12/01/00           8.40%           93,753
  The Prudential Life Insurance
   Co. of America                12/31/03-10/02/06   7.75%- 7.97%      463,271
                                                                    ----------
     Total                                                          $3,276,629
                                                                    ==========
Percent of Net Assets                                                    61.2%


                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------

Common/Collective Trusts
  TBC Inc. Daily Liquidity Fund    $2,265          $  2,265          $  2,265
                                                   ========          ========
Percent of Net Assets                                                    0.0%


  LEHMAN BROTHERS AGGREGATE
   BOND INDEX FUND

Kodak Lehman Aggregate Fund           710          $  8,086          $  8,431
                                                   ========          ========
Percent of Net Assets                                                    0.2%

                                                           Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            SCHEDULE OF INVESTMENTS
                              December 30, 1998
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  S&P 500 LARGE STOCK INDEX FUND

Kodak S&P 500 Fund                 12,470          $255,602          $357,980
                                                   ========          ========
Percent of Net Assets                                                    6.7%

  NON-U.S. STOCK INDEX FUND

Kodak EAFE Equity Index               340          $  3,903          $  4,334
Kodak Emerging Mkts. Index             91               642               587
                                                   --------          --------
     Total                                         $  4,545          $  4,921
                                                   ========          ========
Percent of Net Assets                                                    0.1%

  RUSSELL 2000 SMALL STOCK
   INDEX FUND

Kodak Russell 2000 Fund             2,305          $ 25,936          $ 26,557
                                                   ========          ========
Percent of Net Assets                                                    0.5%

  KODAK STOCK FUND

Eastman Kodak Company Common
  Stock                             5,155          $313,578          $373,432
                                                   ========          ========
Percent of Net Assets                                                    7.0%

Common/Collective Trust
TBC Inc. Daily Liquidity Fund     $15,194          $ 15,194          $ 15,194
                                                   ========          ========
Percent of Net Assets                                                    0.3%

  PIMCO TOTAL RETURN FUND

PIMCO Funds Pac.
  Investment Mgmt. Ser.             1,135          $ 12,246          $ 11,961
                                                   ========          ========
Percent of Net Assets                                                    0.2%

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                           SCHEDULE OF INVESTMENTS
                             December 30, 1998
                              (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  MAS HIGH YIELD FUND

MAS Funds High Yield
  Securities Portfolio              1,704          $ 16,293          $ 15,101
                                                   ========          ========
Percent of Net Assets                                                    0.3%

  FIDELITY PURITAN FUND

Fidelity Puritan Tr
  Puritan Fund                      5,852          $101,261          $117,455
                                                   ========          ========
Percent of Net Assets                                                    2.2%

  T. ROWE PRICE EQUITY
   INCOME FUND

T. Rowe Price Equity
  Income Fund                       1,458          $ 36,618          $ 38,289
                                                   ========          ========
Percent of Net Assets                                                    0.7%

  FIDELITY GROWTH AND INCOME FUND

Fidelity Securities Fund
  Growth & Income Portfolio         1,714          $ 66,700          $ 78,523
                                                   ========          ========
Percent of Net Assets                                                    1.5%

  PUTNAM INVESTORS FUND

Putnam Investors Fund Inc.
  Com.                              3,182          $ 40,973          $ 46,967
                                                   ========          ========
Percent of Net Assets                                                    0.9%

  PUTNAM VISTA FUND

Putnam Vista Fund Inc. Com.         1,320          $ 16,079          $ 16,830
                                                   ========          ========
Percent of Net Assets                                                    0.3%

                                                           Schedule I (Cont'd)

           EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                        SCHEDULE OF INVESTMENTS
                           December 30, 1998
                             (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  PBHG GROWTH FUND

PBHG Funds Inc. Growth Fund           551          $ 13,330          $ 13,642
                                                   ========          ========
Percent of Net Assets                                                    0.3%


  T. ROWE PRICE SMALL-CAP
   VALUE FUND

T. Rowe Price Small Cap. Value
  Fund Inc. Cap. Stk.               1,721          $ 37,555          $ 32,075
                                                   ========          ========
Percent of Net Assets                                                    0.6%


  SKYLINE SPECIAL EQUITY FUND

Skyline Fund Special
  Equities Portfolio                1,331          $ 29,890          $ 25,758
                                                   ========          ========
Percent of Net Assets                                                    0.5%


  PUTNAM OTC & EMERGING GROWTH
   FUND

Putnam OTC & Emerging
  Growth Fund                       1,009          $ 15,722          $ 16,884
                                                   ========          ========
Percent of Net Assets                                                    0.3%


  MAS VALUE FUND

MAS Funds Value Portfolio           1,717          $ 30,129          $ 24,661
                                                   ========          ========
Percent of Net Assets                                                    0.5%



                                                           Schedule I (Cont'd)

            EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                         SCHEDULE OF INVESTMENTS
                           December 30, 1998
                             (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND

Preferred Stock
  Price Enterprises Inc. Cum.
    Pfd. Ser. A                         2          $     28          $     28
                                                   ========          ========
Percent of Net Assets                                                    0.0%


Common Stocks
  Abacus Direct Corp. Com.              3          $    148          $    114
  Abercrombie & Fitch Co. CL A         21             1,121             1,488
  Abrams Inds. Inc.                     5                35                25
  ABT Bldg. Prods. Corp                 2                34                22
  Acnielsen Corp.                      50             1,154             1,365
  Action Performance Cos. Inc.          1                16                28
  ACX Technologies Inc. Com.           34               563               430
  Acxiom Corp. Com.                   121             2,204             3,410
  ADC Telecommunications Inc.          46             1,118             1,519
  Advanced Energy Inds. Inc.            1                26                30
  Advanced Marketing Svcs. Inc.         3                33                60
  Advo Inc.                             6                95               155
  Aeroquip-Vickers Inc. Com.            2               140                68
  Affiliated Managers Group
    Inc. Com.                          20               509               595
  Agribrands Intl. Inc. Com.            2                29                69
  Alaska Air Group Inc.                 1                49                52
  Alberto Culver Co. CL A              22               525               555
  Alexander & Baldwin Inc.             64             1,669             1,312
  Allen Telecom Inc. Com.              63               608               421
  Allergan Inc. Com.                   17               785             1,040
  Allied Resh Corp.                     2                21                14
  Allied Waste Inds. Inc. New
    Com.                               36               701               783
  Allou Health & Beauty Cate Inc.
    CL A                                3                12                34
  Alltrista Corp. Com.                 13               299               310
  Amazon Com. Inc. Com.                 3               319               803
  Ambanc Hldg. Inc.                     1                16                15
  American Annuity Group Inc.           1                27                28

                                                           Schedule I (Cont'd)

                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                               December 30, 1998
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  American Biltrite Inc.                2                36                31
  American Eagle Outfitters Inc.        8               372               495
  American Eco Corp.                    1                 2                 2
  American Natl. Ins. Co.               8               604               672
  American Pac. Corp.                  17               122               129
  American Retirement Corp.
    Com.                               21               322               299
  American Res. Offshore Inc. Com.      2                 2                 0
  American Tower Corp.                 21               522               604
  American Woodmark Corp.               8               101               255
  Americredit Corp. Com.               74               832               943
  Amerisource Health Corp. CL A
    Com.                                9               469               551
  Ameron International Corp.            3               140               109
  Ampco Pittsburgh Corp.               11               152               115
  Amplicon Inc.                         2                25                25
  Amtran Inc.                           3                56                70
  Anadigics Inc.                       38               491               428
  Analysis & Technology Inc.            3                27                56
  Andersen Group Inc.                   5                36                14
  Annuity and Life RE Hldgs.           19               334               496
  Applied Micro Circuits Corp. CD
    Com.                                6               234               206
  Applied Pwr. Inc. CL A Com.          40               894             1,387
  Applied Signal Technology
    Inc. Com.                           5                56                48
  Arch Coal Inc. Com.                   7               127               111
  Arden Group Inc. CL A                 2                23                66
  Ardent Software Inc. Com.             9                76               195
  Ark Restaurants Corp.                 1                 9                 8
  Arkansas Best Corp. Del.             37               256               212
  Arm Finl. Group Inc. CL A             5               118               112
  Arrow Electrs. Inc. Com              17               219               406
  Arterial Vascular Engr. Inc.          7               267               382
  Artesyn Technologies Inc. Com.      111             2,083             1,568
  Arvin Inds. Inc. Com.                 3               108               117
  Ascent Entertainment Group           30               312               228

                                                           Schedule I (Cont'd)

           EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                         SCHEDULE OF INVESTMENTS
                            December 30, 1998
                              (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Assisted Living Concepts Inc. Com.   25               392               291
  Astec Inds. Inc.                      6                77               347
  Atlantic Tele-Network Inc. Com.
     New                                3                33                30
  Audiovox Corp. CL A                   2                12                13
  Authentic Fitness Corp.              15               212               266
  Avant Corp. Com.                      8               119               113
  Avondale Inds. Inc. Com.             14               360               393
  B & H Ocean Carriers LTD              3                10                 7
  BA Merchant Svcs. Inc. CL A          45               817               911
  BFX Hospitality Group Inc.
    Com.                                1                 3                 1
  BISYS Group Inc. Com.                27             1,032             1,358
  BJS Whsl. Club Inc. Com.             26               944             1,174
  Back Bay Restaurant Group
    Inc.                                5                16                46
  Badger Meter Inc.                     2                35                64
  Baker Michael Corp.                  14                84               124
  Baker J. Inc. Com.                   46               302               254
  Baldwin Technology Inc. CL A         54               230               312
  Ball Corp. Com.                      34               935             1,489
  Ballard Med Prods. Com.               1                22                27
  Baltek Corp.                          1                 6                 9
  Bancfirst Corp.                       1                26                36
  Banctec Inc. Com.                    26               542               318
  Bank UTD Corp. Com.                  16               531               612
  Banknorth Group Inc. Del.
    Com.                               12               253               421
  Barnes Group Inc. Com.                5                96               138
  Barnwell Inds. Inc.                   1                 9                 6
  Bausch & Lomb Inc. Com.              33             1,364             1,911
  Beazer Homes USA Inc.                 5               125               127
  Bed Bath & Beyond Inc. Com.          46               744             1,562
  Bel Fuse Inc. CL A                    1                30                46
  Bel Fuse Inc. CL B                    1                28                40
  Bell Inds. Inc.                      28               450               313
  Bell Microproducts Inc. Com.          5                45                41

                                                           Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                           SCHEDULE OF INVESTMENTS
                              December 30, 1998
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Ben & Jerrys Homemade Inc.
    CL A                               13               176               300
  Berkley W. R. Corp. Com.              9               357               294
  Berlitz Intl. Inc. New                5                94               138
  Best Buy Inc. Com                     9               292               537
  Billing Concepts Corporation         32               511               362
  Bio Rad Labs Inc. CL A               10               248               202
  Biogen Inc. Com.                     14               564             1,163
  Black Box Corp. Del. Com.            17               582               646
  Black Hills Corp.                    17               393               436
  Block Drug Inc. CL A                 12               508               500
  Bluegreen Corp.                       9                76                62
  Blyth Inds. Inc.                     55             1,460             1,652
  BNCCORP Inc.                          2                17                19
  Bob Evans Farms Inc.                 29               476               765
  Boca Resh Inc. Com.                  15                86                43
  Boole Babbage Inc.                   10               229               301
  Borg Warner Automotive Inc.
    Com.                                5               222               250
  Boston Beer Inc. CL A                25               210               208
  Boundless Corp. Com. New              3                19                13
  Bowne & Co. Inc. Com.                34               388               563
  Brauns Fashions Corp.                 2                19                21
  Briggs & Stratton Corp.               6               265               314
  Bright Horizons Family Solutions
    Inc. Com.                           1                 9                10
  Brinker Intl. Inc. Com.               7               150               199
  British Stl. PLC ADR Fnl. Instal.
    Com.                               30               463               442
  Broadvision Inc.                      1                37                35
  Buffets Inc.                         10               105               110
  Burlington Coat Factory Whse.
    Corp. Com.                         40               579               633
  Burlington Inds. Inc. New
    Com.                              102             1,146             1,062
  Burr Brown Corp. Com.                12               224               262
  Bush Inds. Inc. Com.                 42               717               520

                                                           Schedule I (Cont'd)

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                           SCHEDULE OF INVESTMENTS
                              December 30, 1998
                              (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  CB Bancshares Inc.                    4               127               130
  CBL & Assoc. PPTYS Inc. Com.          1                25                25
  C COR Electrs. Inc.                  19               203               261
  CDI Corp. Com.                        9               276               154
  CDW Computer Ctrs. Inc. Com.         20             1,113             1,888
  CFI Proservices Inc. Com              4                64                42
  CHS Electronics Inc. Com.
    New                                37               618               611
  CMAC Invt. Corp. Com.                14               605               628
  CMC Inds. Inc.                        4                38                17
  CMI Corp. Okla. CL A                 30               145               235
  CPI Corp.                             5               107               119
  CSK Auto Corp. Com.                  38               929               917
  CSG Sys. Intl. Inc.                  18               800             1,350
  CTS Corp.                             4                63               182
  CUNO Inc. Com.                       12               191               191
  California Micro Devices
    Corp.                              29               183                62
  California Microwave Inc.
    Com.                               24               313               200
  Calmat Co. Com.                       1                13                22
  Cambrex Corp. Com.                    2                56                53
  Cameron Ashley Bldg. Prods.,
    Inc.                                7               109                85
  Canadian Pac. LTD New Com.          200             4,816             3,700
  Canandaigua Brands Inc. CL A
    Com.                               18               671             1,018
  Capital RE Corp. Com.                15               252               286
  Carbide Graphite Corpgroup           12               247               183
  Castle & Cooke Inc.                   9               132               134
  Catalina Mktg. Corp. Com.            26             1,187             1,670
  Catellus Dev. Corp. Com.              7                55                98
  Catherines Stores Corp. Com.         52               337               516
  Centex Constr. Prods. Inc.            9               354               343
  Central Hudson Gas & Elec. Corp.
    Com.                                2                69                76
  Century Alum. Co. Com.               21               322               191

                                                           Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                           SCHEDULE OF INVESTMENTS
                             December 30, 1998
                              (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Cerner Corp.                         14               342               375
  Champion Enterprises Inc.
    Com.                               60             1,318             1,564
  Championship Auto Racing Team
    Inc. Com.                           4               112               126
  Chart House Enterprises Inc.
    Com.                               25               142               148
  Checkpoint Software Tech.             4               154               152
  Cheesecake Factory (The)             21               411               599
  Chemed Corp.                          3               112               100
  Chemfirst Inc. Com.                   1                11                10
  Chiquita Brands Intl. Inc.            2                23                20
  Chock Full O Nuts Corp.              63               386               400
  Choicepoint Inc. Com.                 4               201               223
  Chris Craft Inds. Inc. Com.          14               561               670
  Cintas Corp.                         22               612             1,467
  Citrix Sys. Inc. Com.                 6               419               522
  Civic Bancorp                         1                 1                 1
  Clarcor Inc.                          8               141               157
  Cleveland Cliffs Inc. Com.            9               418               362
  Cobra Electrs. Corp.                  6                39                24
  Cognitronics Corp.                    5                21                46
  Comair Hldgs. Inc. Com.              25               764               805
  Comfort Systems USA Inc.             40               745               715
  Commerce Bancshares Inc.             13               341               531
  Commercial Assets Inc.               16               106                95
  Commercial BK NY                      2                27                29
  Commercial Fed. Corp. Com.           22               475               500
  Commercial Intertech Corp.
    Com.                                8                84                97
  Commercial Metals Co.                 5               130               142
  Commercial Net Lease Rlty Inc.
    Com.                                1                12                 9
  Commscope Inc. Com.                  84               995             1,375
  Community Finl. Group Inc.            1                22                16
  Complete Business Solutions Inc.
    Com.                               13               287               430

                                                           Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1998
                                 (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Comverse Technology Inc. Com.         3               214               216
  Concord EFS Inc. Com.                71             1,182             2,811
  Concord Fabrics Inc. CL A             3                25                18
  Cone MLS Corp N C                   145             1,176               696
  Congoleum Corp. CL A                 30               315               250
  Conmed Corp. Com.                     9               222               284
  Consolidated Freightways
    Corp. Com.                         16               263               251
  Continental Matls. Corp. Com.         3                63               116
  Cooker Restaurant Corp. New
    Com.                                3                32                18
  Cooper Cos. Inc. Com. New             8               201               158
  Cooper Life Sciences Inc. New         1                39                31
  Coors Adolph Co. CL B                29             1,045             1,555
  Core Laboratories N V                26               692               444
  Correctional PPTYS TR Com.           22               396               404
  Corus Bankshares Inc.                 1                11                10
  Cost Plus Inc. Calif.                 8               269               257
  Cotelligent Inc. Com.                12               312               243
  Covance Inc. Com.                    78             1,647             2,030
  Covenant Trans. Inc. CL A            15               216               272
  Cree Resh Inc.                        8               252               367
  Crestline Cap. Corp.                 32               496               499
  Cubic Corp. Com.                      1                27                15
  Cumulus Media Inc. CL A               5                68                73
  D I Y Home Warehouse Inc.             3                12                 1
  DST Sys. Inc. Del.                    9               358               509
  Dallas Semiconductor Corp.           33             1,120             1,307
  Danaher Corp. Com.                   47             1,045             2,434
  Darden Restaurants Inc.              95             1,507             1,676
  Data Gen. Corp. Com.                 25               377               420
  Dataram Corp. Com.                    4                17                41
  Datascope Corp.                       6               162               130
  Dave & Busters Inc.                  15               354               343
  Dawson Geophysical Co. Com.           4                65                29
  Day Runner Inc.                      44               910               610
  Dean Foods Co. Com.                  20             1,099               820

                                                           Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            SCHEDULE OF INVESTMENTS
                              December 30, 1998
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Decorator Inds. Inc. Com.             8                52                59
  Defiance Inc.                         2                12                10
  Del Labs Inc. Com.                    2                27                43
  Delta Woodside Inds. Inc. New        84               505               504
  Devry Inc. Del. Com.                 37               632             1,113
  Dewolfe Cos. Inc.                     7                39                50
  Dexter Corp. Com.                    17               498               497
  Digital Microwave Corp.              38               376               236
  Dixie Group Inc. CL A                28               207               223
  Dollar Thrifty Automotive Group
    Inc. Com.                          15               164               183
  Downey Finl. Corp. Com.              15               413               378
  Drug Emporium Inc.                    8                40                40
  Duane Reade Inc. Com.                10               364               369
  Dura Automotive Sys. Inc. Com.        7               229               236
  Dynamics Resh. Corp. Com.             6                45                31
  EG & G Inc.                           7               143               203
  ESCO Electrs. Corp. Com. TR Rcpt.     5                82                45
  Eagle Geophysical Inc. Com.           4                12                12
  Earthgrains Co.                      26               563               801
  Earthlink Network Inc. Com.           5               253               274
  Eastern Enterprises                  15               594               632
  Eaton Vance Corp. Non Vtg.
    Com.                               18               283               351
  Echostar Communications Corp.
    New CL A                           27               730             1,266
  Education Mgmt. Corp.                 4                79                94
  Elan PLC ADR                         29             1,177             1,994
  Elcor Corp. Com.                     35               565             1,137
  Electroglas Inc.                     50               738               574
  Electro Rent Corp.                    9               115               136
  Electronic Arts                      31             1,070             1,621
  Electronics Boutique Hldgs.
    Corp. Com.                         22               280               433
  Emcon                                 6                24                19
  EMPI Inc.                             1                21                30
  Energy East Corp. Co.                35             1,144             1,959

                                                           Schedule I (Cont'd)

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            SCHEDULE OF INVESTMENTS
                               December 30, 1998
                                 (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Enesco Group Inc. Com.               13               302               291
  Enterprise Software Inc. Com.        12               108                64
  Escalade Inc.                         2                17                36
  Ethyl Corp. Com.                     10                54                55
  Evans & Sutherland Computer          19               332               320
  Everen Capital Corp. Com.             1                20                16
  Everest Reins Hldgs. Inc.
    Com.                               13               469               484
  Exabyte Corp. Com.                   48               466               272
  Excel Legacy Corp. Com.              23                45                80
  Exponent Inc. Com.                    1                 8                 6
  Express Scripts Inc. CL A Com.        5               221               298
  Ezcorp Inc. CL A Non Vtg.             3                29                24
  F & M Natl. Corp.                     2                66                71
  FMC Corp. New Com.                    5               251               261
  F Y I Inc.                           15               328               474
  Fahnestock Viner Hldgs. Inc.
    CL A                               10               175               178
  Family Golf Centers Inc.             12               261               240
  Fansteel Inc. Del.                   28               193               156
  Farmer Bros. Co.                      1                59                60
  Farr Co.                              7                80                72
  FDX Corp. Com.                       75             2,864             6,689
  Federal Mogul Corp. Com.             10               227               574
  Federal Screw Wks. Com.               2                65               112
  Federal Signal Corp.                  3                65                65
  Federated Invs. Inc. PA CL B          9               163               172
  Ferro Corp. Com.                     21               587               530
  Fibermark Inc. Com.                   6               123                79
  Fidelity Natl. Finl. Corp.           13               347               388
  First Amern. Finl. Corp.
    Calif.                             32               429             1,057
  First Citizens Bancshares
    Inc. N C CL A                       5               347               403
  First Comm Bancshares Inc.            1                10                10
  First Merchants Corp. Com.            1                18                22
  Fiserv Inc. Com.                     45             1,377             2,283

                                                           Schedule I (Cont'd)

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                           SCHEDULE OF INVESTMENTS
                             December 30, 1998
                               (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Flagstar Bancorp Inc. Com.            1                 3                 3
  Fleetwood Enterprises Inc. Com.       1                46                42
  Flextronics International LTD         7               291               586
  Florida Rock Inds. Inc.              19               301               576
  Flowserve Corp. Com.                 69             1,732             1,121
  Foremost Corp. Amer.                  2                44                36
  Forest City Enterprises Inc.
    CL A                               10               193               262
  Forest Oil Corp.                     23               304               185
  Franchise Mtg. Accep. Co.
    Com.                               20               326               157
  Franklin Covey Co. Com.              14               257               227
  Franklin Select Rlty. TR Com.
    SER A                              11                57                74
  French Fragrances Inc.               20               327               140
  Fritz Cos. Inc.                      44               484               480
  Frontier Ins. Group. Inc. New        10               117               120
  Fruit of the Loom Inc. CL A          31               468               415
  Furon Co.                            23               346               377
  GZA Geoenvironmental
    Technolog Inc.                      3                 8                12
  Gainsco Inc.                         27               223               172
  Garden Fresh Restaurant Corp.
    CA Com.                             4                80                59
  Gartner Group Inc. New CL A          51             1,449             1,033
  Gehl Co.                              6               105                81
  Gencor Inds. Inc.                     4                33                30
  General Binding Corp. Com.            4                97               143
  General Instr. Corp. Del. Com.       71             1,965             2,386
  General Semiconductor Inc.
    Com.                              123             1,385               995
  Genlyte Group Inc. Com.              32               513               606
  Genrad Inc.                          16               458               244
  Geocities Com.                        9               366               305
  Georgia Pac. Corp. Com. Timber
    Group                             169             3,512             3,824
  Gerber Scientific Inc. Com.          13               317               308

                                                           Schedule I (Cont'd)

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            SCHEDULE OF INVESTMENTS
                              December 30, 1998
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Gibson Greetings Inc.                24               326               278
  Gilead Sciences Inc. Com.            12               345               463
  Glatfelter P. H. Co.                 63             1,095               756
  Gleason Corp. Com.                    8               207               143
  Global Indl. Technologies
    Inc. Com.                           9               166                98
  Good Guys Inc.                       53               354               315
  Gottschalks Inc.                      4                26                27
  Gradco Sys. Inc.                      4                27                12
  Graham Corp.                          4                45                30
  Grand Casinos Inc. Com.              11               206                93
  Greenbrier Cos. Inc. Com.            11               177               150
  Greenpoint Finl. Corp. Com.          52             1,902             1,797
  Grey Advertising Inc.                 1               168               253
  Griffon Corp. Com.                  130             1,629             1,219
  Gtech Hldgs. Corp. Com.              29               933               730
  Gulfstream Aerospace Corp. Com.
    New                                 7               319               353
  HCC Ins. Hldgs. Inc. Com.            33               856               564
  HCR Manor Care Inc. Com.             31               960               915
  HNC Software Inc. Com.                9               307               349
  Hadco Corp.                          25             1,183               815
  Haemonetics Corp. Mass. Com.          4                96               100
  Halter Marine Group Inc.             25               383               122
  Hampton Inds. Inc.                   11                51                66
  Hanover Compressor Co. Com.           8               202               212
  Harding Lawson Assoc. Group           6                39                34
  Hardinge Inc.                         3                52                56
  Harley Davidson Inc. Com.            57             1,236             2,674
  Harman Intl. Inds. Inc. New Com.     13               496               488
  Harsco Corp.                         20               793               560
  Hartmarx Corp.                       43               221               227
  Haskel Intl. Inc. CL A                4                35                40
  Hawthorne Finl. Corp.                 2                32                30
  Healthcare Realty Trust Inc.         11               279               236
  Healthcare Recoveries Inc.           16               236               264
  Healthplan Services Corp.             6                55                65

                                                           Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            SCHEDULE OF INVESTMENTS
                              December 30, 1998
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Hector Communications Corp.           2                18                19
  Heilig Meyers Co.                    42               481               268
  Heist C. H. Corp.                     6                41                36
  Heller Finl. Inc. CL A               14               406               394
  Heska Corp. Com.                     16               167                67
  Hibernia Corp. CL A Com.             86             1,597             1,424
  Highland Ins. Group Inc. Com.         9               105               108
  Highwoods PPTYS Inc. Com.            25               629               620
  Hilton Hotels Corp. Com.            185             4,824             3,688
  Holly Corp.                           3                54                41
  Hollywood Park Inc.                  17               170               141
  Home Port Bancorp Inc.                2                27                39
  Home Prods Intl. Inc. Com.            5                49                47
  Hospitality Worldwide Svcs. Inc.
    Com.                                4                16                22
  Host Marriott Corp. New Com.        325             6,793             4,421
  Houghton Mifflin Co. Com.             1                32                38
  Houston Expl. Co.                    19               330               367
  Hovnanian Enterprises Inc. CL A       3                35                27
  Howmet Intl. Inc.                    16               238               234
  Huffy Corp. Com.                     11               157               181
  Hughes Supply Inc. Com.              12               311               331
  Hussman Intl. Inc. Com.              63               898             1,166
  ICG Communications Inc. Com.         90             1,924             1,721
  IDEC Pharmaceuticals Corp. Com.      18               628               826
  IHOP Corp. Com. New                   3               124               131
  ILX Inc. Com. New                     2                10                 4
  ISS Group Inc. OC-Com.                1                37                64
  ITC Deltacom Inc. Com.                8               121               112
  ITLA Cap. Corp.                       4                57                53
  In Focus Sys. Inc.                   40               342               364
  Infoseek Corp.                        3               103               150
  Infousa Inc. New CL B                10                35                43
  Inhale Therapeutic Sys. Com.          5               142               162
  Inland Entertainment Corp.
    Com.                                7                38                28
  Insituform Technologies Inc.
    CL A                               10                85               140

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                           SCHEDULE OF INVESTMENTS
                              December 30, 1998
                                 (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Inspire Ins. Solutions Inc. Com.      1                32                25
  Instron Corp.                         1                12                15
  Integra Inc. Com.                    20                87                23
  Integrated Electrical Svcs. Inc.
    Com.                               19               272               406
  Inter Tel. Inc. Com.                 10               227               217
  Intercontinential Life Corp.          1                10                10
  Interface Inc. CL A                  18               251               157
  Interim Svcs. Inc.                   45               885               965
  Intergraph Corp.                     29               288               156
  Interleaf Inc.                       51               154                35
  Intermedia Communications            20               537               319
  International Aircraft Invs.
    Com.                                2                12                11
  International Bancshares Corp.
    Com.                                6               371               284
  International Rectifier Corp.
    Com.                               68               609               622
  Interpublic Group Cos. Inc.
    Com.                               36             1,310             2,878
  Intertan Inc.                        42               220               236
  Intervoice Inc.                       8               233               292
  Invacare Corp.                       16               411               363
  Investment Technology Group Inc.      2                46                92
  Iron Mountain Inc. Del.              47             1,062             1,627
  Itron Inc.                           35               518               247
  JSB Finl. Inc.                        3               165               172
  Jabil Circuit Inc. Com.              21               869             1,534
  Jacobs Engr. Group Inc. Com.          2                73                97
  Jakks Pac. Inc.                       1                 7                 7
  Jefferies Group Inc.                  2                41               109
  John Nuveen Co. CL A                  5               173               166
  Jones Intercable Inc. CL A            6                71               200
  Jos. A. Bank Clothiers Inc.           3                24                24
  Justin Inds. Inc.                    49               539               649
  JWGenesis Finl. Corp. Com.            8                58                45
  K N Energy Inc.                       5               186               165

                                                           Schedule I (Cont'd)

            EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          SCHEDULE OF INVESTMENTS
                             December 30, 1998
                              (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  K Tron Intl. Inc.                     4                42                74
  Kaman Corp. CL A                     68               820             1,092
  Kansas City Life Ins. Co.             2               115               141
  Katy Inds. Inc.                      11               141               189
  Kaufman & Broad Home Corp. Com.       9               260               277
  Keithley Instrs. Inc. Com.            7                44                62
  Kellwood Co.                         16               478               393
  Kelly Svcs. Inc. CL A                17               457               501
  Kendle Intl. Inc.                    17               416               414
  Kennametal Inc. Com.                 66             1,972             1,240
  Kewaunee Scientific Corp.             2                13                21
  Keystone Automotive Inds.
    Inc.                               32               608               668
  Kimball Intl. Inc. CL B              37               753               697
  King World Prodtns. Inc. Com.        35               666               977
  Knoll Inc. Com.                      16               316               464
  Knight Ridder Inc.                   54             1,838             2,749
  Knight Transn. Inc. Com.             63             1,022             1,731
  Komag Inc. Com.                      80               463               795
  Krug Intl. Corp.                      1                 8                 2
  LINC Cap. Inc. Com.                   3                22                22
  LNR PPTY Corp. Com.                  17               387               326
  LTC Healthcare Inc. Com.              1                 1                 0
  LTC PPTYS Inc. Com.                   1                25                22
  Labor Ready Inc.                      1                 7                 6
  Lafarge Corp. Com.                   14               428               530
  Lamson & Sessions Co.                40               285               194
  Lancaster Colony Corp. Com.          25               697               735
  Landamerica Finl. Group Inc. Com.     9               448               487
  Landstar Sys. Inc. Com.               1                24                30
  Lasmo PLC Sponsored ADR             130               804               688
  Lason Inc.                           12               536               666
  Lecroy Corp. Com.                    40               650               625
  Legato Sys. Inc. Com.                 1                70                74
  Level One Communications Inc.         2                55                65
  Lexford Residential TR SH Ben.
    Int.                                7                89               130

                                                           Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            SCHEDULE OF INVESTMENTS
                              December 30, 1998
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Liberty Finl. Cos. Inc. Com.          1                19                19
  Lincoln Elec. Hldgs. Inc. Com.       31               570               690
  Linear Technology Corp. Com.         17               787             1,492
  Litton Inds. Inc. Com.                1                55                57
  Louis Dreyfus Nat. Gas Corp.
    Com.                               12               212               177
  Lufkin Inds. Inc. Com.               18               436               315
  Lycos Inc.                            6               285               320
  M & F Worldwide Corp. Com.            9                92                93
  MAF Bancorp Inc.                      1                 5                 5
  MFRI Inc. Com.                        9                71                43
  M/I Schottenstein Homes Inc.
    New Com                             6               150               139
  MMC Networks Inc.                    40               468               485
  MSC Indl. Direct Inc. CL A           41               638               925
  MYR Group Inc.                        2                11                19
  Macneal Schwendler Corp.             52               486               362
  Magnetek Inc. Com.                   78             1,015               883
  Mahaska Invt. Co.                     7                82               120
  Mallinckrodt Inc. New                37             1,182             1,146
  Mark VII Inc. Com.                   20               300               338
  Marlton Technologies Inc.             1                 2                 1
  Marriott Intl. Inc. New  CL A       152             4,356             4,560
  Massbank Corp. Reading Mass.
    Com.                                4               112               160
  Mastech Corp. Com.                   10               251               252
  Matewan Bancshares Inc. Com.          1                17                29
  Maxtor Corp. Com. New                14               127               188
  Maxxim Med. Inc. Com.                 1                31                33
  Max & Ermas Restaurants Inc.          9                62                65
  Maynard Oil Co.                       2                35                15
  McLeod USA Inc. CL A                 18               515               531
  Mead Corp. Com.                       1                26                25
  Meade Instrs. Corp. Com.             30               211               347
  Media Gen. Inc. CL A                  5               168               259
  Medicis Pharmaceutical Corp. CL
    A New Com.                          2               141               141

                                                           Schedule I (Cont'd)

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                         SCHEDULE OF INVESTMENTS
                           December 30, 1998
                             (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Medimmune Inc. Com.                   4               282               427
  Medstone Intl. Inc.                   3                23                20
  Mentor Corp. Minn. Com.              22               615               492
  Mentor Graphics Corp. Com.           12                98               100
  Mercury Interactive Corp.             4               169               236
  Meridan Medical Technology Inc.       1                 5                 3
  Meridian Indl. TR Inc.                8               164               198
  Merix Corp.                          38               563               219
  Merrill Corp. Com.                   10               207               184
  Mesa Air Group Inc.                  17               109               136
  Mestek Inc.                           1                19                22
  Metamor Worldwide Inc. Com.          12               334               288
  Metris Cos. Inc.                     15               692               721
  Metronet Communications Corp.
    CL B Non Vtg.                       8               155               240
  Metzler Group Inc.                    4               146               167
  Micrel Inc.                          19               722               996
  Micro Focus Group PLC Sponsored
    ADR                                10                93                90
  Micros Sys. Inc. Com.                33               581             1,029
  Microchip Technology Inc. Com.        5               172               184
  Micromuse Inc.                       25               503               446
  Millenium Chemicals Inc.             15               353               280
  Mindspring Enterprises Inc.           4               171               263
  Mine Safety Appliances Co.            3               149               178
  Minerals Technologies Inc.
    Com.                                5               170               193
  Mitel Corp.                           7                65                48
  Monro Muffler Brake Inc.              7               105                49
  Montana Pwr. Co. Com.                 1                 4                 6
  Mony Group Inc. Com.                  5               155               153
  Moore Prods. Co.                      1                40                27
  Morrison Health Care Inc.
    Com.                               14               181               273
  Morrison Knudsen Corp. New Com.       5                53                50
  Motivepower Inds. Inc. Com.          13               295               419
  Motor Cargo Inds. Inc.               20               250               158

                                                           Schedule I (Cont'd)

           EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                      SCHEDULE OF INVESTMENTS
                        December 30, 1998
                          (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Movie Gallery Inc. Com.              12                85                90
  Mueller Inds. Inc. Com.              13               250               259
  Mutual Risk Mgmt. LTD Com.           39               893             1,480
  Myers Inds. Inc.                      4                78                95
  NCH Corp.                             1                74                81
  NCI Bldg. Sys. Inc. Com.             24               474               692
  NCO Group Inc.                       11               261               490
  NCS Healthcare Inc. CL A             28               890               646
  NMBT Corp. Com.                       3                35                46
  Nacco Inds. Inc. CL A                 3               278               268
  Nathans Famous Inc. New               4                16                17
  National Bancorp Alaska Inc.          7               120               219
  National City Bancorporation          1                 1                 1
  National Computer Sys. Inc.
    Com.                                9               180               329
  National Data Corp. Com.             14               555               672
  National Disc Brokers Group
    Inc. Com.                           2                19                43
  National Health Invs. Inc. Com.       2                47                43
  National Home Health Care
    Corp.                               4                23                18
  National Svc. Inds. Inc. Com.        11               380               388
  National Westn. Life Ins. Co.         2               155               211
  Nelson Thomas Inc.                   28               327               379
  Network Appliance Inc. Com.           4               121               159
  New Brunswick Scientific Inc.         9                51                51
  New Plan Excel Rlty. TR Inc. Com.    24               554               526
  Newmill Bancorp Inc.                  5                40                55
  News Corp. LTD ADR New Com.         225             4,055             5,864
  Nine West Group Inc. Com.            30               761               451
  Norrell Corp. GA Com.                 5                73                64
  Norstan Inc.                          4                63                68
  North Cent Bancshares Inc.            1                11                 8
  Northeast Utils. Com.                71             1,149             1,123
  Nova Corp. GA                        20               647               665
  Novacare Inc.                       112               490               336
  Novel Denim Hldgs. LTD               13               330               275

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                         SCHEDULE OF INVESTMENTS
                            December 30, 1998
                             (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Nuevo Energy Co. Com.                 8               272                85
  OEA Inc. Com.                       100             2,524             1,175
  Oceaneering Intl. Inc. Com.          10               211               114
  Ocular Sciences Inc. Com.            26               580               702
  Office Depot Inc. Com.               45             1,045             1,618
  Oilgear Co. Com.                      5                59                60
  Olin Corp. Com.                       4               171               106
  Olsten Corp. Com.                    60               628               401
  Omnicare Inc. Com.                   57             1,490             1,920
  Omega Healthcare Invs. Inc. Com.     12               388               360
  Omega Protein Corp. Com.             36               600               356
  Oneok Inc. New Com.                  18               658               658
  Orbit Intl. Corp.                     1                 1                 1
  Orbital Sciences Corp. Com.          12               347               516
  Oregon Stl. Mls. Inc. Com.           23               374               267
  Oshkosh B Gosh Inc. CL A             14               205               264
  O Sullivan Corp. Com.                 1                11                11
  O Sullivan Inds. Hldgs. Com.         59               659               627
  Owens & Minor Inc. New               20               217               326
  Oxford Inds. Inc. Com.                3                67                68
  PLM Intl. Inc. Com. New              18                69               105
  PMC Sierra Inc.                      17               776             1,046
  PMI Group Inc.                        1                10                10
  PMR Corp. Com.                        4                24                29
  Pacific Centy. Finl. Corp.
    Com.                               60             1,404             1,343
  Pacific Gateway Exchange Inc.        10               461               478
  Pacific Gateway PPTYS Inc.            3                12                16
  Parexel Intl. Corp.                  38             1,280               905
  Pathogenesis Corp.                    4               204               245
  Patrick Inds. Inc.                    5                70                72
  Paul Harris Stores Inc. New
    Com.                                4                35                28
  Paxar Corp.                          52               454               442
  Paychex Inc. Com.                    14               283               691
  Pechiney Sponsored ADR                1                18                18

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                         SCHEDULE OF INVESTMENTS
                          December 30, 1998
                            (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Penn. Engr. & Mgr. Corp.
    Non-Vtg.                           15               363               319
  Penn. VA Corp.                        6               117               104
  Perini Corp.                          2                12                10
  Personnel Group Amer. Inc.
    Com.                               78             1,176             1,332
  Petersen Cos. Inc. CL A Com.         13               241               424
  Petroleum Dev. Corp.                  1                 6                 3
  Petroleum Helicopters Inc.
    Non Vtg.                            4                66                72
  Phar-Mor Inc.                        36               255               273
  Pharmaceutical Prod. Dev. Inc.        9               249               274
  Philips Electrs. ADR N. Y.
    Shs.                               65             2,729             4,351
  Photon Dynamics Inc. Com.            37               219               190
  Photronics Inc. Com.                 35               814               791
  Physicians Resources Group
    Inc.                               21               270                 5
  Piccadilly Cafeterias Inc.
    Com.                               11               102               120
  Piedmont Nat. Gas Inc.                1                 9                11
  Pilgrim Amer. Cap. Corp. Com.         1                11                 9
  Pillowtex Corp. Com.                 12               480               310
  Pioneer Group Inc.                  173             4,472             3,092
  Pioneer Nat. Res. Co.               200             4,429             1,588
  Pioneer Standard Electrs.
    Inc.                               42               487               393
  Pitt Desmoines Inc. Com.              9               119               209
  Plantronics Inc.                      5               275               388
  Platinum Technology Intl. Inc.
    Com.                               28               637               530
  Playtex Prods. Inc.                  21               203               337
  Polaroid Corp. Com.                  28             1,157               515
  Policy Mgmt. Sys. Corp. Com.         12               265               590
  Polycom Inc.                          8               146               171
  Precision Drilling Corp. CL A         1                14                 9
  Premark Intl. Inc. Com.              36             1,036             1,231

                                                           Schedule I (Cont'd)

            EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                        SCHEDULE OF INVESTMENTS
                           December 30, 1998
                            (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Price Enterprises Inc. Com. New       7                24                36
  Primesource Corp.                    16               160               105
  Primex Technologies Inc. Com.         5               210               191
  Prime Cap. Corp.                      1                 4                 2
  Progress Software Corp.              18               335               612
  Promedco Management Co. Com.          9                57                46
  Province Healthcare Co. Com.         15               413               512
  Public Svc. Co. N. Mex. Com.         34               804               678
  Pultte Corp. Com.                    17               545               476
  Quadramed Corp.                       9               239               187
  Quaker City Bancorp Inc. Com.         6                72                92
  Quaker Chem. Corp. Com.              20               275               360
  Quanta Svcs. Inc. Com.                7                99               161
  Quest Diagnostics Inc. Com.          21               366               366
  Questar Corp.                        41               765               773
  Quipp Inc.                            1                13                24
  Quorum Health Group Inc. Com.        22               434               262
  RCN Corp. Com.                       14               273               256
  RPC Inc.                              4                42                30
  Railtex Inc.                          1                11                11
  Rainbow Technologies Inc.             2                27                35
  Rational Software Corp. New Com.     29               430               758
  Raymond James Finl. Inc. Com.        15               391               291
  Rayonier Inc. Com.                  110             4,225             4,950
  Read Rite Corp. Com.                 70               810             1,033
  Real Networks Inc. Com.               1                35                35
  Reeds Jewelers Inc.                   1                 1                 2
  Refac Technology Dev. Corp.           3                27                22
  Regency Rlty. Corp.                   3                76                70
  Regis Corp. Minn.                    24               593               930
  Renaissance Worldwide Inc. Com.       6                98                35
  Renal Care Group Inc. Com.           19               500               553
  Rent Way Inc. Com.                    8               207               197
  Renters Choice Inc. Com.             32               603             1,008
  Resmed Inc.                           2                39                76
  Rex Stores Corp.                     33               306               425
  Rexall Sundown Inc. Com.             23               413               302

                                                           Schedule I (Cont'd)

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                         SCHEDULE OF INVESTMENTS
                           December 30, 1998
                            (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Reynolds & Reynolds Co. CL A         75             1,146             1,688
  Richardson Electrs. LTD              37               247               349
  Roanoke Elec. Stl. Corp.              6                72                90
  Robert Half Intl. Inc. Com.          15               387               602
  Roberts Pharmaceutical Corp.
    Com.                                4                77                77
  Rock Bottom Restaurants Inc.         20               125               103
  Rock-Tenn Co. CL A                    8                83               136
  Romac Intl. Inc. Com.                46               762             1,006
  Royal Bank of PA CL A                 1                 9                14
  Ruby Tuesday Inc.                     1                18                26
  Ruddick Corp. Com.                   20               264               433
  Russ Berrie & Co. Inc. Com.           4                88                97
  Ryans Family Steak Houses
    Inc. Com.                          59               538               736
  SEI Investment Co. Com.               6               379               547
  SFX Entmt. Inc. CL A Com.            30             1,208             1,569
  SJW Corp.                             2               109               141
  SL Inds. Inc.                         5                45                57
  S3 Inc. Com.                         50               264               341
  Sanmina Corp. Com.                    3                69               149
  Santa Cruz Operation Inc.            60               381               242
  Santa Fe Energy Res. Inc.
    Com.                               25               155               168
  Saville Sys. PLC Sponsored ADR       22               381               397
  Schein Henry Inc. Com.               26               778             1,167
  Scholastic Corp. Com.                12               465               649
  School Specialty Inc.-Com.           14               202               294
  Schweitzer Mauduit Intl. Inc.
    Com.                               24               738               360
  Scientific Atlanta Inc.              60               893             1,343
  Scotsman Inds. Inc.                  18               361               358
  Scott Technologies Inc. Com.        116             1,528             1,913
  Scotts Co. CL A                      10               293               383
  Sea Containers LTD CL A              13               400               397
  Seagram LTD Com.                    159             5,168             5,935
  Seaway Food Town Inc.                 5                46                83

                                                           Schedule I (Cont'd)

           EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                       SCHEDULE OF INVESTMENTS
                          December 30, 1998
                            (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Seitel Inc. New                      16               208               199
  Selas Corp. Amer.                     3                35                26
  Select Comfort Corp. Oc-Cap. Stk.     5                86               125
  Select Appointments Hldgs. PLC
    Sponsored ADR                      14               274               284
  Semtech Corp.                         5                89               169
  Service Experts Inc.                 18               501               482
  Shared Med. Sys. Corp.               18               872               919
  Shaw Inds. Inc. Ga. Com.             30               339               660
  Shiloh Inds. Inc.                     6               105                78
  Silicon Valley Bancshares
    Com.                                6                86               103
  Silverleaf Resorts Inc. Com.          4                28                34
  Skyline Corp.                         3                81                98
  Skytel Communications Inc.           14               315               306
  Skywest Inc. Com.                    12               281               367
  Smart Modular Technologies Inc.      14               313               370
  Smithfield Foods Inc. Com.           48               904             1,656
  Snyder Communications Inc.
    Com.                               18               566               596
  Sonosite Inc. Com.                    1                 1                 1
  Southdown Inc.                       17             1,003               983
  Southwest Bancorp Tex. Inc. Com.     14               222               252
  Southwest Secs. Group Inc.            9               106               202
  Spacehab Inc.                         2                23                20
  Spacelabs Med. Inc. Com.             39               840               825
  Spaghetti Whse. Inc.                 15                84               114
  Sparton Corp.                         4                28                21
  Speedway Motorsports Inc. Com.        5               115               145
  Speizman Inds. Inc.                   7                38                32
  Spelling Entmt. Group Inc.           46               392               324
  Sport Chalet Inc.                    21                63               133
  Sport Haley Inc. Com.                24               205               207
  Standard Microsystems Corp.          55               516               395
  Standard Prods. Co. Com.             10               204               207
  Standard Register Co. Com.           11               314               345
  Standex Intl. Corp. Com.              1                 9                10

                                                           Schedule I (Cont'd)

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          SCHEDULE OF INVESTMENTS
                           December 30, 1998
                             (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Stanley Furniture Inc. New            6                52               106
  Starrett L. S. Co. CL A               3                73                88
  Steris Corp. Com.                    32               640               906
  Sterling Bancorp Com.                15               226               328
  Sterling Comm. Inc. Com.             38             1,172             1,661
  Sterling Software Inc. Com.          48               956             1,255
  Stewart & Stevenson Svcs. Inc.        3                38                25
  Stewart Information Svcs. Corp.       5               204               299
  Stillwater Mng. Co. Com.              1                35                42
  Stone & Webster Inc.                  6               293               201
  Stoneridge Inc. Com.                  8               163               172
  Storage Technology Corp. Com.         9               232               308
  Suffolk Bancorp                       2                33                43
  Sunglass Hut Intl. Inc. Com.        109               680               763
  Superior Telecom Inc.                 7               265               310
  Swift Transn. Inc. Com.              10               198               283
  Sylvan Learning Sys. Inc.
    Com.                               13               329               390
  Symbol Technologies Inc. Com.        22               782             1,362
  Syms Corp.                            6                57                50
  Syncor Intl. Corp. New                1                21                31
  Systems & Computer Technology        11               214               151
  TIG Hldgs. Inc. Com.                 19               232               296
  TNP Enterprises Inc. Com.             1                43                49
  TRC Cos. Inc.                        25               104               132
  Tab Prods. Co.                        1                11                 8
  Tandycrafts Inc.                     63               454               201
  Team Inc.                             5                24                19
  Tech Sym. Corp. Com.                  1                17                17
  Technology Solutions Co.             51               882               507
  Tecumseh Prods. Co. CL B             13               718               596
  Tektronix Inc. Com.                  35               582             1,040
  Tele Communications Inc. New
    Com. New TCI Ventures Group        52               761             1,183
  Teleflex Inc. Com.                   23               850             1,008
  Temtex Inds. Inc.                     7                26                19
  Teradyne Inc. Com.                    7               249               280

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          SCHEDULE OF INVESTMENTS
                             December 30, 1998
                              (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Tesoro Pete Corp.                    22               383               268
  Texas Inds. Inc. Com.                11               406               294
  Thermo Optek Corp.                    3                30                23
  Thomas Inds. Inc.                     5                66                97
  Timberland Co. CL A                   4               140               164
  Tokheim Corp.                        19               317               173
  Toll Bros. Inc. Com.                 17               423               386
  Topps Inc.                           74               382               369
  Trans Lux Corp.                       1                 9                 7
  Trans World Entmt. Corp.             51               998               969
  Transcoastal Marine Svcs. Com.        5                17                16
  Transtechnology Corp. Com.            4                78                76
  Transwitch Corp.                      3                88               114
  Travel Svcs. Intl. Inc. Com.         17               570               493
  Trigon Healthcare Inc. Com.          44             1,204             1,636
  Trinity Inds. Inc.                   33             1,620             1,202
  Trizec Hahn Corp. Sub Vtg.          115             1,589             2,336
  True North Communications
    Inc. Com.                          11               212               276
  Trust Co. NJ Jersey City New          1                19                19
  Twin Disc Inc. Com.                   3                63                60
  UMB Finl. Corp.                      14               532               654
  URS Corp. New                         2                20                52
  USA Networks Inc. Com.               56               798             1,831
  USG Corp. New Com.                    1                49                51
  UST Corp. Com.                       11               280               248
  US Foodservice Com.                  58             1,810             2,696
  Unicapital Corp. New Com.            60               786               405
  Unifirst Corp.                        1                10                 9
  Uniphase Corp. Com.                   1                20                27
  Unisource Worldwide Inc. Com.       107             1,179               669
  United Asset Mgt. Corp.              36               891               918
  United Cap. Corp.                     1                 9                10
  United Indl. Corp.                    4                28                39
  United Retail Group Inc.              1                 1                 1
  United Stationers Inc. Com.           1                22                23
  Unitrode Corp.                       48               675               818

                                                           Schedule I (Cont'd)

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          SCHEDULE OF INVESTMENTS
                            December 30, 1998
                             (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Universal Corp. VA                   22               714               747
  Universal Foods Corp. Com.           14               253               361
  Universal Fst. Prods. Inc.            1                11                12
  Universal Health Svcs. Inc. CL B      8               436               389
  Univision Communications Inc.
    CL A                               29               616             1,017
  Unova Inc. Com.                      72             1,301             1,273
  U. S. Freightsway Corp. Com.          3                74                82
  USWEB Corp. Com.                     51               889             1,248
  VLSI Technology Inc. Com.            50               387               550
  VTEL Corp. Com.                      47               454               119
  Value City Dept. Stores Inc.          9               188               115
  Value Line Inc.                       3               106               105
  Varian Assoc. Inc. Com.              24               898               897
  Varlen Corp.                         15               308               352
  Veritas Software Co. Com.             7               354               411
  Vestcom Intl. Inc. Com.              13               183               108
  Vertex Pharmaceuticals Inc. Com.      6               154               160
  Veterinary Ctrs. Amer. Inc. Com.     10               181               200
  Viatel Inc.                          18               243               410
  Vicon Inds. Inc.                      4                39                27
  Video Display Corp.                   5                42                27
  Village Super Mkt. Inc. CL A
    New                                 7                67                96
  Visio Corp.                          24               891               872
  Vishay Intertechnology Inc. Com.     61               739               789
  Vista Bancorp Inc.                    4                50                80
  Visx Inc. Del.                        8               525               696
  Vitesse Semiconductor Corp. Com.      3                83               112
  Wackenhut Corrections Corp.          14               302               400
  Walter Inds. Inc. Com.               20               342               300
  Wang Labs Inc. New Com.              29               607               761
  Warren Bancorp Inc.                   2                18                22
  Washington Wtr. Pwr. Co. Com.        36               666               696
  Waste Mgmt. Inc. Del. Com.          100             3,233             4,494
  Waters Corp. Com.                    18             1,141             1,544

                                                           Schedule I (Cont'd)

            EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                        SCHEDULE OF INVESTMENTS
                          December 30, 1998
                            (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common Stocks (Cont'd)
  Wausu-Mosinee Paper Corp.
    Com.                               25               481               433
  Weider Nutrition Intl. Inc.
    Com.                               25               286               159
  Weis Mkts. Inc.                       3                91               115
  Westaff Inc. Com.                     3                46                15
  Westamerica Bancorporation
    Com.                               10               201               363
  Western Beef Inc. Del. Com.           2                18                12
  Westfield Amer. Inc. Com.            18               295               301
  Weston Roy F. Inc. New Ser. A        37               216               101
  Whittaker Corp.                      19               211               314
  Whittman-Hart Inc.                    3                58                74
  Whole Foods Mkt. Inc.                28               954             1,342
  Wilmar Inds. Inc. Com.               30               695               634
  Windmere Durable Holdings            17               405               118
  Winsloew Furniture Inc.               7               180               180
  Winstar Communications Inc. Com.     24               765               936
  Winston Hotels Inc. Com.              9               101                74
  Xeta Corp.                            1                24                21
  Xilinx Inc. Com.                     24             1,070             1,520
  Xircom Com.                          12               323               399
  York Intl Corp. New Com.             62             2,718             2,441
  Zale Corp. New Com.                  32               777             1,016
  Zebra Technologies Corp. CL A
    Com.                               36             1,249             1,041
                                                   --------          --------
  Total                                            $346,632          $386,456
                                                   ========          ========
Percent of Net Assets                                                    7.2%


U.S. Government Securities            790          $    783          $    783
                                                   ========          ========
Percent of Net Assets                                                    0.0%

                                                           Schedule I (Cont'd)

            EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                        SCHEDULE OF INVESTMENTS
                          December 30, 1998
                            (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND
   (Cont'd)

Common/Collective Trusts
  TBC Inc. Daily Liquidity Fund   $21,406          $ 21,406          $ 21,406
                                                   ========          ========
Percent of Net Assets                                                    0.4%


  MFS INSTITUTIONAL RESEARCH
   FUND

MFS Institutional Tr
  Research Fund                       687          $  8,869          $ 10,156
                                                   ========          ========
Percent of Net Assets                                                    0.2%


  PUTNAM VOYAGER FUND

Putnam Voyager Fund
  Inc. CL                           1,033          $ 19,961          $ 22,275
                                                   ========          ========
Percent of Net Assets                                                    0.4%


  COHEN & STEERS REALTY FUND

Cohen & Steers Realty
  Shares Fund Com.                    212          $  9,710          $  7,954
                                                   ========          ========
Percent of Net Assets                                                    0.1%

                                                           Schedule I (Cont'd)

            EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                       SCHEDULE OF INVESTMENTS
                          December 30, 1998
                           (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  FIRST EAGLE FUND OF AMERICA

First Eagle Fund Amer.
  Inc. Com.                         1,094          $ 23,186          $ 23,072
                                                   ========          ========
Percent of Net Assets                                                    0.4%


  T. ROWE PRICE BLUE CHIP GROWTH
   FUND

T. Rowe Price Blue Chip Growth
  Fund Inc. Com.                    1,493          $ 35,619          $ 45,373
                                                   ========          ========
Percent of Net Assets                                                    0.8%


  T. ROWE PRICE NEW ERA FUND

T. Rowe Price New Era Fund Inc.
  Com.                                 99          $  2,206          $  1,934
                                                   ========          ========
Percent of Net Assets                                                    0.0%


  T. ROWE PRICE SCIENCE &
   TECHNOLOGY FUND

T. Rowe Price Science & Tech.
  Fund Inc. Cap. Stk.               1,027          $ 31,686          $ 37,976
                                                   ========          ========
Percent of Net Assets                                                    0.7%


  MORGAN STANLEY DEAN WITTER
   INSTITUTIONAL INTERNATIONAL
   EQUITY FUND

Morgan Stanley Institutional Fund
  Inc. Intl. Equity Portfolio CL    2,732          $ 50,477          $ 49,593
                                                   ========          ========
Percent of Net Assets                                                    0.9%

                                                           Schedule I (Cont'd)

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          SCHEDULE OF INVESTMENTS
                             December 30, 1998
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  RUSSELL INTERNATIONAL STOCK FUND

Common/Collective Trusts

  Aim Int'l. CL Fund                2,876          $ 29,313          $ 32,854
                                                   ========          ========
Percent of Net Assets                                                    0.6%


  ACORN INTERNATIONAL FUND

Acorn Investment Tr Int'l. Fund       434          $  8,524          $  9,004
                                                   ========          ========
Percent of Net Assets                                                    0.2%


  STATE STREET EMERGING MARKETS
   INDEX FUND

Kodak Emerging Markets Index          123          $    919          $    794
                                                   ========          ========
Percent of Net Assets                                                    0.0%


  TEMPLETON DEVELOPING MARKETS FUND

Templeton Developing Mkts. Tr         430          $  5,493          $  4,420
                                                   ========          ========
Percent of Net Assets                                                    0.1%


  NEWPORT TIGER FUND

Colonial Tr VII Newport Tiger
  Fund CL                           1,292          $ 10,083          $ 10,029
                                                   ========          ========
Percent of Net Assets                                                    0.2%

                                                           Schedule I (Cont'd)

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          SCHEDULE OF INVESTMENTS
                              December 30, 1998
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  SCUDDER LATIN AMERICA FUND

Scudder Int'l. Fund Inc. Latin
  Amer. Fund                          264          $  5,251          $  4,657
                                                   ========          ========
Percent of Net Assets                                                    0.1%


                                     Maturity          Interest      Contract
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
  PARTICIPANT LOANS

Participant Loans                    1998-2002        6.0%-11.5%     $ 68,381
                                                                     ========
Percent of Net Assets                                                    1.3%


          Total Plan Investments                                   $5,355,212
                                                                   ==========

                                                                                                         Schedule II
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                      ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                 December 30, 1998
                                                   (in thousands)
                                   5 to 8 Year   8 to 20 Year   20 or More                Lehman Brothers  S&P 500 Large
                                       Time          Time       Year Time       Fixed        Aggregate        Stock
                                   Horizon Fund  Horizon Fund  Horizon Fund  Income Fund  Bond Index Fund   Index Fund
                                   ------------  ------------  ------------  -----------  ---------------  -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                     $   345       $   951       $   716
  Other common stocks
  Mutual funds
  Interest in common/collective
    trusts (pooled) funds             26,690        44,255        25,286     $    2,265       $8,431         $357,980
U.S. government securities
Investments at Contract Value:
  Group annuity contracts             10,008         6,261                    3,276,629
Loans to participants
Dividends/Interest receivable              2             6             5             26
Receivables for securities sold
Miscellaneous receivable
                                     -------       -------       -------     ----------       ------         --------
  Total assets                        37,045        51,473        26,007      3,278,920        8,431          357,980
                                     -------       -------       -------     ----------       ------         --------
LIABILITIES
Pending loans to participants              2            10                           25                            10
Distributions payable to
  participants                            19           188                          392                           108
Payable for securities purchased
Accrued expenses                           4             7             4            273            1               34
Transfers among funds                    (14)         (134)           93         (4,869)          22              556
                                     -------       -------       -------     ----------       ------         --------
  Total liabilities/transfers             11            71            97         (4,179)          23              708
                                     -------       -------       -------     ----------       ------         --------
  Net assets                         $37,034       $51,402       $25,910     $3,283,099       $8,408         $357,272
                                     =======       =======       =======     ==========       ======         ========

                                                                                                    Schedule II (Cont'd)
                                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                    ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                             December 30, 1998
                                              (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total    MAS High      Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                $373,432
  Other common stocks
  Mutual funds                                                                $11,961      $15,101       $117,455
  Interest in common/collective
    trusts (pooled) funds            $4,921       $26,557         15,194
U.S. government securities
Investments at Contract Value:
  Group annuity contracts
Loans to participants
Dividends/Interest receivable                                      2,361           57
Receivables for securities sold
Miscellaneous receivable
                                     ------       -------       --------      -------      -------       --------
  Total assets                        4,921        26,557        390,987       12,018       15,101        117,455
                                     ------       -------       --------      -------      -------       --------
LIABILITIES
Pending loans to participants                           4             14                                        8
Distributions payable to
  participants                                          9             29           51
Payable for securities purchased
Accrued expenses                          1             3             33            1            1              9
Transfers among funds                    57            84            296          170           21             33
                                     ------       -------       --------      -------      -------       --------
  Total liabilities/transfers            58           100            372          222           22             50
                                     ------       -------       --------      -------      -------       --------
  Net assets                         $4,863       $26,457       $390,615      $11,796      $15,079       $117,405
                                     ======       =======       ========      =======      =======       ========

                                                                                                    Schedule II (Cont'd)
                                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                    ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                            December 30, 1998
                                             (in thousands)
                                   T. Rowe Price   Fidelity Growth    Putnam      Putnam                  T. Rowe Price
                                      Equity             and         Investors    Vista         PBHG        Small-Cap
                                    Income Fund      Income Fund       Fund        Fund     Growth Fund     Value Fund
                                   -------------   ---------------   ---------   --------   -----------   -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                        $38,289          $78,523        $46,967    $16,830      $13,642        $32,075
  Interest in common/collective
    trusts (pooled) funds
U.S. government securities
Investments at Contract Value:
  Group annuity contracts
Loans to participants
Dividends/Interest receivable
Receivables for securities sold
Miscellaneous receivable
                                      -------          -------        -------    -------      -------        -------
  Total assets                         38,289           78,523         46,967     16,830       13,642         32,075
                                      -------          -------        -------    -------      -------        -------
LIABILITIES
Pending loans to participants                                               3
Distributions payable to
  participants
Payable for securities purchased
Accrued expenses                            3                6              4          1            1              3
Transfers among funds                      92               (8)          (126)       103          (62)            86
                                      -------          -------        -------    -------      -------        -------
  Total liabilities/transfers              95               (2)          (119)       104          (61)            89
                                      -------          -------        -------    -------      -------        -------
  Net assets                          $38,194          $78,525        $47,086    $16,726      $13,703        $31,986
                                      =======          =======        =======    =======      =======        =======

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                     ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                               December 30, 1998
                                                (in thousands)
                                                     Putnam OTC      MAS     RogersCasey        MFS        Putnam
                                   Skyline Special   & Emerging     Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks                                                         $386,484
  Mutual funds                         $25,758         $16,884     $24,661                    $10,156      $22,275
  Interest in common/collective
    trusts (pooled) funds                                                       21,406
U.S. government securities                                                         783
Investments at Contract Value:
  Group annuity contracts
Loans to participants                                                              150
Dividends/Interest receivable                                                      642
Receivables for securities sold                                                  1,007
Miscellaneous receivable                                                           114
                                       -------         -------     -------    --------        -------      -------
  Total assets                          25,758          16,884      24,661     410,586         10,156       22,275
                                       -------         -------     -------    --------        -------      -------
LIABILITIES
Pending loans to participants                                                       22                           1
Distributions payable to
  participants                                                                       6
Payable for securities purchased                                                   330              1
Accrued expenses                             2               1           2         276                           2
Transfers among funds                       57             (95)         56         725             26          (25)
                                       -------         -------     -------    --------        -------      -------
  Total liabilities/transfers               59             (94)         58       1,359             27          (22)
                                       -------         -------     -------    --------        -------      -------
  Net assets                           $25,699         $16,978     $24,603    $409,227        $10,129      $22,297
                                       =======         =======     =======    ========        =======      =======

                                                                                                    Schedule II (Cont'd)
                               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                  ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                              December 30, 1998
                                                (in thousands)
                                      Cohen                        T. Rowe Price                    T. Rowe Price
                                    & Steers       First Eagle       Blue Chip     T. Rowe Price      Science &
                                   Realty Fund   Fund of America    Growth Fund    New Era Fund    Technology Fund
                                   -----------   ---------------   -------------   -------------   ---------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                       $ 7,954         $23,072          $45,373         $1,934           $37,976
  Interest in common/collective
    trusts (pooled) funds
U.S. government securities
Investments at Contract Value:
  Group annuity contracts
Loans to participants
Dividends/Interest receivable
Receivables for securities sold
Miscellaneous receivable
                                     -------         -------          -------         ------           -------
  Total assets                         7,954          23,072           45,373          1,934            37,976
                                     -------         -------          -------         ------           -------
LIABILITIES
Pending loans to participants                                               1
Distributions payable to
  participants                                                                                               1
Payable for securities purchased
Accrued expenses                           1               2                4                                3
Transfers among funds                    (48)            174              134             (7)             (129)
                                     -------         -------          -------         ------           -------
  Total liabilities/transfers            (47)            176              139             (7)             (125)
                                     -------         -------          -------         ------           -------
  Net assets                         $ 8,001         $22,896          $45,234         $1,941           $38,101
                                     =======         =======          =======         ======           =======

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                     ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                 December 30, 1998
                                                  (in thousands)
                                     Morgan Stanley
                                      Dean Witter          Russell          Acorn        State Street     Templeton
                                     Institutional      International   International   Emerging Mkts.    Developing
                                   Int'l. Equity Fund    Stock Fund         Fund          Index Fund     Markets Fund
                                   ------------------   -------------   -------------   --------------   ------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                          $49,593                            $9,004                           $4,420
  Interest in common/collective
    trusts (pooled) funds                                  $32,854                          $  794
U.S. government securities
Investments at Contract Value:
  Group annuity contracts
Loans to participants
Dividends/Interest receivable
Receivables for securities sold
Miscellaneous receivable
                                        -------            -------         ------           ------          ------
  Total assets                           49,593             32,854          9,004              794           4,420
                                        -------            -------         ------           ------          ------
LIABILITIES
Pending loans to participants                                    1
Distributions payable to
  participants
Payable for securities purchased
Accrued expenses                              4                  3              1                1
Transfers among funds                       244                 48            882               44              18
                                        -------            -------         ------           ------          ------
  Total liabilities/transfers               248                 52            883               45              18
                                        -------            -------         ------           ------          ------
  Net assets                            $49,345            $32,802         $8,121           $  749          $4,402
                                        =======            =======         ======           ======          ======

                                                                                                    Schedule II (Cont'd)
                                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                      ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                December 30, 1998
                                                   (in thousands)
                                    Newport     Scudder Latin     Loan       TOTAL
                                   Tiger Fund   America Fund      Fund     ALL FUNDS
                                   ----------   -------------   --------   ----------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                           $  375,444
  Other common stocks                                                         386,484
  Mutual funds                       $10,029       $ 4,657                    664,589
  Interest in common/collective
    trusts (pooled) funds                                                     566,633
U.S. government securities                                                        783
Investments at Contract Value:
  Group annuity contracts                                                   3,292,898
Loans to participants                                           $68,231        68,381
Dividends/Interest receivable                                                   3,099
Receivables for securities sold                                                 1,007
Miscellaneous receivable                                                          114
                                     -------       -------      -------    ----------
  Total assets                        10,029         4,657       68,231     5,359,432
                                     -------       -------      -------    ----------
LIABILITIES
Pending loans to participants                                      (101)            0
Distributions payable to
  participants                                                    6,029         6,832
Payable for securities purchased                                                  331
Accrued expenses                           1                                      692
Transfers among funds                  1,498            (2)                         0
                                     -------       -------      -------    ----------
  Total liabilities/transfers          1,499            (2)       5,928         7,855
                                     -------       -------      -------    ----------
  Net assets                         $ 8,530       $ 4,659      $62,303    $5,351,577
                                     =======       =======      =======    ==========

                                                                                                    Schedule II (Cont'd)
                                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                    ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                              December 30, 1997
                                               (in thousands)
                                   5 to 8 Year   8 to 20 Year   20 or More                Lehman Brothers  S&P 500 Large
                                       Time          Time       Year Time       Fixed        Aggregate        Stock
                                   Horizon Fund  Horizon Fund  Horizon Fund  Income Fund  Bond Index Fund   Index Fund
                                   ------------  ------------  ------------  -----------  ---------------  -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                     $   215       $   684       $   596
  Other common stocks
  Mutual funds
  Interest in common/collective
    trusts (pooled) funds             16,367        31,194        20,626     $    8,818       $3,540         $248,362
  Short-term interest funds              175           127                       86,152
  U.S. government securities
Investments at Contract Value:
  Group annuity contracts              6,054         4,383                    2,973,642
Loans to participants                                                                74                            11
Dividends/Interest receivable              2             5             4             43
Receivables for securities sold
Miscellaneous receivable
                                     -------       -------       -------     ----------       ------         --------
  Total assets                        22,813        36,393        21,226      3,068,729        3,540          248,373
                                     -------       -------       -------     ----------       ------         --------
LIABILITIES
Pending loans to participants                                                        86                             6
Distributions payable to
  participants                                           1                          888                            41
Distributions payable to
  successor plans                        278           988           321         76,842           74           16,041
Payable for securities purchased
Accrued expenses                           3             5             3            271            1               24
Transfers among funds                    (98)          (97)           75            769           31             (243)
                                     -------       -------       -------     ----------       ------         --------
  Total liabilities/transfers            183           897           399         78,856          106           15,869
                                     -------       -------       -------     ----------       ------         --------
  Net assets                         $22,630       $35,496       $20,827     $2,989,873       $3,434         $232,504
                                     =======       =======       =======     ==========       ======         ========

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                     ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                December 30, 1997
                                                  (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total    MAS High      Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                $411,569
  Other common stocks
  Mutual funds                                                                $3,858       $12,225       $113,911
  Interest in common/collective
    trusts (pooled) funds            $4,231       $26,815         14,124
  Short-term interest funds
  U.S. government securities
Investments at Contract Value:
  Group annuity contracts
Loans to participants                                                 85                                        7
Dividends/Interest receivable                                      3,126          16
Receivables for securities sold
Miscellaneous receivable
                                     ------       -------       --------      ------       -------       --------
  Total assets                        4,231        26,815        428,904       3,874        12,225        113,918
                                     ------       -------       --------      ------       -------       --------
LIABILITIES
Pending loans to participants                                         22                                        2
Distributions payable to
  participants                                                        76                                        7
Distributions payable to
  successor plans                       137           998         17,199         176           322          8,163
Payable for securities purchased
Accrued expenses                          1             3             34                         1              9
Transfers among funds                                (549)         1,566          33            75             40
                                     ------       -------       --------      ------       -------       --------
  Total liabilities/transfers           138           452         18,897         209           398          8,221
                                     ------       -------       --------      ------       -------       --------
  Net assets                         $4,093       $26,363       $410,007      $3,665       $11,827       $105,697
                                     ======       =======       ========      ======       =======       ========

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                      ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                 December 30, 1997
                                                  (in thousands)
                                   T. Rowe Price   Fidelity Growth    Putnam      Putnam                  T. Rowe Price
                                      Equity             and         Investors    Vista         PBHG        Small-Cap
                                    Income Fund      Income Fund       Fund        Fund     Growth Fund     Value Fund
                                   -------------   ---------------   ---------   --------   -----------   -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                        $35,115          $31,666        $9,547     $10,927      $18,960        $40,542
  Interest in common/collective
    trusts (pooled) funds
  Short-term interest funds
  U.S. government securities
Investments at Contract Value:
  Group annuity contracts
Loans to participants                                        1
Dividends/Interest receivable
Receivables for securities sold
Miscellaneous receivable
                                      -------          -------        ------     -------      -------        -------
  Total assets                         35,115           31,667         9,547      10,927       18,960         40,542
                                      -------          -------        ------     -------      -------        -------
LIABILITIES
Pending loans to participants                                              1
Distributions payable to
  participants                                               5                                      4              1
Distributions payable to
  successor plans                       1,692            1,954           529         741          800          1,534
Payable for securities purchased
Accrued expenses                            3                3             1           1            2              3
Transfers among funds                    (439)            (187)         (122)          5          (48)          (266)
                                      -------          -------        ------     -------      -------        -------
  Total liabilities/transfers           1,256            1,775           409         747          758          1,272
                                      -------          -------        ------     -------      -------        -------
  Net assets                          $33,859          $29,892        $9,138     $10,180      $18,202        $39,270
                                      =======          =======        ======     =======      =======        =======

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                      ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                   December 30, 1997
                                                    (in thousands)
                                                     Putnam OTC      MAS     RogersCasey        MFS        Putnam
                                   Skyline Special   & Emerging     Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks                                                         $503,430
  Mutual funds                         $42,068         $13,268     $31,738                    $6,391       $11,783
  Interest in common/collective
    trusts (pooled) funds                                                       41,400
  Short-term interest funds
  U.S. government securities                                                       496
Investments at Contract Value:
  Group annuity contracts
Loans to participants                                                            1,401
Dividends/Interest receivable                                                      583
Receivables for securities sold
Miscellaneous receivable                                                           183
                                       -------         -------     -------    --------        ------       -------
  Total assets                          42,068          13,268      31,738     547,493         6,391        11,783
                                       -------         -------     -------    --------        ------       -------
LIABILITIES
Pending loans to participants                2                           1          19
Distributions payable to
  participants                                               4                      89                           5
Distributions payable to
  successor plans                        1,557             817         914      44,265           168           462
Payable for securities purchased                                                 2,909             1
Accrued expenses                             3               1           3         405                           1
Transfers among funds                     (392)            (30)         54         299            (4)           27
                                       -------         -------     -------    --------        ------       -------
  Total liabilities/transfers            1,170             792         972      47,986           165           495
                                       -------         -------     -------    --------        ------       -------
  Net assets                           $40,898         $12,476     $30,766    $499,507        $6,226       $11,288
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
  Group annuity contracts
Loans to participants
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
                                     =======         ======           =======         ======           =======

                                                                                                    Schedule II (Cont'd)
                                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                       ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                                 December 30, 1997
                                                   (in thousands)
                                     Morgan Stanley        Russell          Acorn        State Street     Templeton
                                     Institutional      International   International   Emerging Mkts.    Developing
                                   Int'l. Equity Fund    Stock Fund         Fund          Index Fund     Markets Fund
                                   ------------------   -------------   -------------   --------------   ------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                          $33,948                            $5,364                           $6,632
  Interest in common/collective
    trusts (pooled) funds                                  $41,707                          $1,205
  Short-term interest funds
  U.S. government securities
Investments at Contract Value:
  Group annuity contracts
Loans to participants                                            4
Dividends/Interest receivable
Receivables for securities sold
Miscellaneous receivable
                                        -------            -------         ------           ------          ------
  Total assets                           33,948             41,711          5,364            1,205           6,632
                                        -------            -------         ------           ------          ------
LIABILITIES
Pending loans to participants
Distributions payable to
  participants                                                   1
Distributions payable to
  successor plans                         1,067              2,570            164               14             337
Payable for securities purchased
Accrued expenses                              3                  3                               1               1
Transfers among funds                       (87)                95             54               (9)            (89)
                                        -------            -------         ------           ------          ------
  Total liabilities/transfers               983              2,669            218                6             249
                                        -------            -------         ------           ------          ------
  Net assets                            $32,965            $39,042         $5,146           $1,199          $6,383
                                        =======            =======         ======           ======          ======

                                                                                                    Schedule II (Cont'd)
                                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                    ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                               December 30, 1997
                                                  (in thousands)
                                    Colonial                               Sub-total
                                    Newport     Scudder Latin     Loan       Boston       Kodak       Eastman
                                   Tiger Fund   America Fund      Fund     Safe Funds   Stock Fund   Stock Fund
                                   ----------   -------------   --------   ----------   ----------   ----------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                           $  413,064    $17,857
  Eastman Chemical Company
    common stock                                                                                      $30,910
  Other common stocks                                                         503,430
  Mutual funds                       $5,214        $14,223                    523,669
  Interest in common/collective
    trusts (pooled) funds                                                     458,389
  Short-term interest funds                                                    86,454                     784
  U.S. government securities                                                      496
Investments at Contract Value:
  Group annuity contracts                                                   2,984,079
Loans to participants                                           $80,173        81,756
Dividends/Interest receivable                                                   3,779        132          226
Receivables for securities sold                                                              534
Miscellaneous receivable                                                          183        344           85
                                     ------        -------      -------    ----------    -------      -------
  Total assets                        5,214         14,223       80,173     5,055,299     18,867       32,005
                                     ------        -------      -------    ----------    -------      -------
LIABILITIES
Pending loans to participants                                      (141)            0
Distributions payable to
  participants                                                    5,440         6,567
Distributions payable to
  successor plans                        72            707        6,234       191,255     17,946       31,409
Payable for securities purchased                                                2,910        110          380
Accrued expenses                          1              1                        796        619          216
Transfers among funds                   (45)           (34)                         0
Reverse repurchase agreements                                                       0        192
                                     ------        -------      -------    ----------    -------      -------
  Total liabilities/transfers            28            674       11,533       201,528     18,867       32,005
                                     ------        -------      -------    ----------    -------      -------
  Net assets                         $5,186        $13,549      $68,640    $4,853,771    $     0      $     0
                                     ======        =======      =======    ==========    =======      =======

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                      ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                              December 30, 1997
                                               (in thousands)
                                                                   Fidelity    Fidelity                  International
                                   Fidelity Managed    Fidelity    Puritan     Magellan     Fidelity       Growth &
                                   Income Portfolio      Fund        Fund        Fund      Contrafund     Income Fund
                                   ----------------    --------    --------    --------    ----------    -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                                         $21,588     $21,914     $43,974      $29,768         $3,632
  Interest in common/collective
    trusts (pooled) funds
  Short-term interest funds            $ 15,126
  U.S. government securities
Investments at Contract Value:
  Group annuity contracts               303,092
Loans to participants
Dividends/Interest receivable
Receivables for securities sold
Miscellaneous receivable
                                       --------        -------     -------     -------      -------         ------
  Total assets                          318,218         21,588      21,914      43,974       29,768          3,632
                                       --------        -------     -------     -------      -------         ------
LIABILITIES
Pending loans to participants
Distributions payable to
  participants
Distributions payable to
  successor plans                       318,194         21,588      21,914      43,974       29,768          3,632
Payable for securities purchased
Accrued expenses                             24
Transfers among funds
                                       --------        -------     -------     -------      -------         ------
  Total liabilities/transfers           318,218         21,588      21,914      43,974       29,768          3,632
                                       --------        -------     -------     -------      -------         ------
  Net assets                           $      0        $     0     $     0     $     0      $     0         $    0
                                       ========        =======     =======     =======      =======         ======

                                                                                                    Schedule II (Cont'd)
                                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                    ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                             December 30, 1997
                                              (in thousands)
                                                                 Sub-total
                                     U.S. Equity       Loan      Fidelity        TOTAL
                                   Index Portfolio     Fund     Investments    ALL FUNDS
                                   ---------------    ------    -----------    ----------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                 $ 17,857      $  430,921
  Eastman Chemical Company
    common stock                                                   30,910          30,910
  Other common stocks                                                             503,430
  Mutual funds                         $9,306                     130,182         653,851
  Interest in common/collective
    trusts (pooled) funds                                                         458,389
  Short-term interest funds                                        15,910         102,364
  U.S. government securities                                                          496
Investments at Contract Value:
  Group annuity contracts                                         303,092       3,287,171
Loans to participants                                 $7,342        7,342          89,098
Dividends/Interest receivable                                         358           4,137
Receivables for securities sold                                       534             534
Miscellaneous receivable                                              429             612
                                       ------         ------     --------      ----------
  Total assets                          9,306          7,342      506,614       5,561,913
                                       ------         ------     --------      ----------
LIABILITIES
Pending loans to participants                                                           0
Distributions payable to
  participants                                                                      6,567
Distributions payable to
  successor plans                       9,306          7,342      505,073         696,328
Payable for securities purchased                                      490           3,400
Accrued expenses                                                      859           1,655
Transfers among funds                                                                   0
Reverse repurchase agreements                                         192             192
                                       ------         ------     --------      ----------
  Total liabilities/transfers           9,306          7,342      506,614         708,142
                                       ------         ------     --------      ----------
  Net assets                           $    0         $    0     $      0      $4,853,771
                                       ======         ======     ========      ==========

                                                                                                        Schedule III
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                 ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                     For the fiscal year ended December 30, 1998
                                                   (in thousands)
                                   5 to 8 Year   8 to 20 Year   20 or More                Lehman Brothers  S&P 500 Large
                                       Time          Time       Year Time       Fixed        Aggregate        Stock
                                   Horizon Fund  Horizon Fund  Horizon Fund  Income Fund  Bond Index Fund   Index Fund
                                   ------------  ------------  ------------  -----------  ---------------  -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock               $     8       $    21       $    17
Other dividends
Interest                                 751           511            63     $  251,708       $    7         $    345

Net realized and unrealized
  gains (losses) from
  investments                          3,245         5,576         2,969                         460           74,736

Employee contributions                 4,642         4,798         3,642        255,535          803           20,436
Transfers among funds                  8,752         6,654          (190)        62,035        4,294           50,027
                                     -------       -------       -------     ----------       ------         --------
     Total Additions                  17,398        17,560         6,501        569,278        5,564          145,544
                                     -------       -------       -------     ----------       ------         --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants         (2,897)       (1,851)       (1,178)      (285,822)        (537)         (18,126)
Distributions to successor plans           7           172          (142)        10,289          (48)          (1,896)
Loans transfers, net                     (53)          101           (49)         2,885            6             (387)
Administrative expenses                  (51)          (76)          (49)        (3,404)         (11)            (367)
                                     -------       -------       -------     ----------       ------         --------
     Total Deductions                  2,994         1,654         1,418        276,052          590           20,776
                                     -------       -------       -------     ----------       ------         --------
Increase in net assets                14,404        15,906         5,083        293,226        4,974          124,768
Net assets at beginning
  of year                             22,630        35,496        20,827      2,989,873        3,434          232,504
                                     -------       -------       -------     ----------       ------         --------
Net assets at end of year            $37,034       $51,402       $25,910     $3,283,099       $8,408         $357,272
                                     =======       =======       =======     ==========       ======         ========

                                                                                                   Schedule III (Cont'd)
                                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                  ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                      For the fiscal year ended December 30, 1998
                                                    (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total    MAS High      Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                          $  9,610
Other dividends                                                               $   464      $ 1,309       $  3,892
Interest                             $    6       $    40          1,347            6           11            149

Net realized and unrealized
  gains (losses) from
  investments                           566        (1,018)        90,893          241         (997)        13,678

Employee contributions                  416         2,293         12,455          829        1,006          8,826
Transfers among funds                   154          (106)      (103,879)       7,672        2,902         (7,362)
                                     ------       -------       --------      -------      -------       --------
     Total Additions                  1,142         1,209         10,426        9,212        4,231         19,183
                                     ------       -------       --------      -------      -------       --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (359)       (1,476)       (30,564)        (902)      (1,037)        (9,263)
Distributions to successor plans        (18)          436          3,009         (166)          63          1,764
Loans transfers, net                     18           (38)        (1,843)          (5)          11            143
Administrative expenses                 (13)          (37)          (420)          (8)         (16)          (119)
                                     ------       -------       --------      -------      -------       --------
     Total Deductions                   372         1,115         29,818        1,081          979          7,475
                                     ------       -------       --------      -------      -------       --------
Increase in net assets                  770            94        (19,392)       8,131        3,252         11,708
Net assets at beginning
  of year                             4,093        26,363        410,007        3,665       11,827        105,697
                                     ------       -------       --------      -------      -------       --------
Net assets at end of year            $4,863       $26,457       $390,615      $11,796      $15,079       $117,405
                                     ======       =======       ========      =======      =======       ========

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                 ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                      For the fiscal year ended December 30, 1998
                                                   (in thousands)
                                   T. Rowe Price   Fidelity Growth    Putnam      Putnam                  T. Rowe Price
                                      Equity             and         Investors    Vista         PBHG        Small-Cap
                                    Income Fund      Income Fund       Fund        Fund     Growth Fund     Value Fund
                                   -------------   ---------------   ---------   --------   -----------   -------------
ADDITIONS OF NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                       $   970          $   557                                               $   404
Interest                                   31               54        $    44    $    13      $    19             31

Net realized and unrealized
  gains (losses) from
  investments                           2,199           13,434          7,287      1,689          111         (5,966)

Employee contributions                  3,483            4,639          1,958      1,024        1,596          3,693
Transfers among funds                    (357)          33,726         33,148      5,056       (5,634)        (4,428)
                                      -------          -------        -------   --------      -------        -------
     Total Additions                    6,326           52,410         42,437      7,782       (3,908)        (6,266)
                                      -------          -------        -------   --------      -------        -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (2,070)          (2,821)        (2,543)      (921)        (876)        (1,481)
Distributions to successor plans          163             (765)        (1,835)      (280)         372            526
Loans transfers, net                      (42)            (133)           (81)       (21)         (72)           (23)
Administrative expenses                   (42)             (58)           (30)       (14)         (15)           (40)
                                      -------          -------        -------    -------      -------        -------
     Total Deductions                   1,991            3,777          4,489      1,236          591          1,018
                                      -------          -------        -------    -------      -------        -------
Increase in net assets                  4,335           48,633         37,948      6,546       (4,499)        (7,284)
Net assets at beginning
  of year                              33,859           29,892          9,138     10,180       18,202         39,270
                                      -------          -------        -------    -------      -------        -------
Net assets at end of year             $38,194          $78,525        $47,086    $16,726      $13,703        $31,986
                                      =======          =======        =======    =======      =======        =======

                                                                                                   Schedule III (Cont'd)
                                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                  ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                      For the fiscal year ended December 30, 1998
                                                   (in thousands)
                                                     Putnam OTC      MAS     RogersCasey        MFS        Putnam
                                   Skyline Special   & Emerging     Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                                                    $   450    $   4,186       $    21
Interest                              $     62         $    18          24        2,717             7      $    19

Net realized and unrealized
  gains (losses) from
  investments                           (2,653)            837      (1,714)      14,258         1,466        3,149

Employee contributions                   2,744           1,336       2,552       20,656           618        1,423
Transfers among funds                  (14,440)          3,148      (6,287)    (101,278)        2,235        7,798
                                      --------         -------     -------    ---------       -------      -------
     Total Additions                   (14,287)          5,339      (4,975)     (59,461)        4,347       12,389
                                      --------         -------     -------    ---------       -------      -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (1,954)           (990)     (1,590)     (37,695)         (395)      (1,047)
Distributions to successor plans           952             209         479       12,778           (43)        (306)
Loans transfers, net                       128             (42)        (45)      (1,848)            2          (10)
Administrative expenses                    (38)            (14)        (32)      (4,054)           (8)         (17)
                                      --------         -------     -------    ---------       -------      -------
     Total Deductions                      912             837       1,188       30,819           444        1,380
                                      --------         -------     -------    ---------       -------      -------
Increase in net assets                 (15,199)          4,502      (6,163)     (90,280)        3,903       11,009
Net assets at beginning
  of year                               40,898          12,476      30,766      499,507         6,226       11,288
                                       -------         -------     -------    ---------       -------      -------
Net assets at end of year              $25,699         $16,978     $24,603    $ 409,227       $10,129      $22,297
                                       =======         =======     =======    =========       =======      =======

                                                                                                   Schedule III (Cont'd)
                                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                  ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                      For the fiscal year ended December 30, 1998
                                                  (in thousands)
                                      Cohen                        T. Rowe Price                    T. Rowe Price
                                    & Steers       First Eagle       Blue Chip     T. Rowe Price      Science &
                                   Realty Fund   Fund of America    Growth Fund    New Era Fund    Technology Fund
                                   -----------   ---------------   -------------   -------------   ---------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                      $   476                                          $   27
Interest                                   9         $    18          $    32              3           $    38

Net realized and unrealized
  gains (losses) from
  investments                         (3,083)          1,540            8,623           (374)            9,279

Employee contributions                   875           1,083            2,984            137             2,211
Transfers among funds                 (6,603)         15,822            9,472           (137)            4,835
                                     -------         -------          -------         ------           -------
     Total Additions                  (8,326)         18,463           21,111           (344)           16,363
                                     -------         -------          -------         ------           -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (488)           (822)          (2,009)          (136)             (932)
Distributions to successor plans         411            (443)             (80)            14                49
Loans transfers, net                      17             (37)             (78)           (14)                5
Administrative expenses                  (12)            (17)             (37)            (3)              (25)
                                     -------         -------          -------         ------           -------
     Total Deductions                     72           1,319            2,204            139               903
                                     -------         -------          -------         ------           -------
Increase in net assets                (8,398)         17,144           18,907           (483)           15,460
Net assets at beginning
  of year                             16,399           5,752           26,327          2,424            22,641
                                     -------         -------          -------         ------           -------
Net assets at end of year            $ 8,001         $22,896          $45,234         $1,941           $38,101
                                     =======         =======          =======         ======           =======

                                                                                                   Schedule III (Cont'd)
                                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                     For the fiscal year ended December 30, 1998
                                                  (in thousands)
                                     Morgan Stanley
                                      Dean Witter          Russell          Acorn       State Street      Templeton
                                     Institutional      International   International   Emerging Mkts.    Developing
                                   Int'l. Equity Fund    Stock Fund         Fund         Index Fund      Markets Fund
                                   ------------------   -------------   -------------   --------------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                         $   916                            $   59                           $   88
Interest                                     32            $    50              5           $    1               7

Net realized and unrealized
  gains (losses) from
  investments                             4,953              3,958            845             (240)         (1,316)

Employee contributions                    3,124              3,095            476              107             464
Transfers among funds                     8,789            (10,785)         2,118             (267)         (1,271)
                                        -------            -------         ------           ------          ------
     Total Additions                     17,814             (3,682)         3,503             (399)         (2,028)
                                        -------            -------         ------           ------          ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants            (1,589)            (3,388)          (595)             (50)           (246)
Distributions to successor plans            211                822             61                0             282
Loans transfers, net                         (9)                46             14                5              16
Administrative expenses                     (47)               (38)            (8)              (6)             (5)
                                        -------            -------         ------           ------          ------
     Total Deductions                     1,434              2,558            528               51             (47)
                                        -------            -------         ------           ------          ------
Increase in net assets                   16,380             (6,240)         2,975             (450)         (1,981)
Net assets at beginning
  of year                                32,965             39,042          5,146            1,199           6,383
                                        -------            -------         ------           ------          ------
Net assets at end of year               $49,345            $32,802         $8,121           $  749          $4,402
                                        =======            =======         ======           ======          ======

                                                                                                   Schedule III (Cont'd)
                                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                    For the fiscal year ended December 30, 1998
                                                 (in thousands)
                                                                            Sub-total
                                    Newport     Scudder Latin     Loan        Boston        Kodak       Eastman
                                   Tiger Fund   America Fund      Fund      Safe Funds    Stock Fund   Stock Fund
                                   ----------   -------------   --------   ------------   ----------   ----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                                      $    9,656     $   288
Dividends on Eastman Chemical
  Company common stock                                                                                  $   537
Other dividends                      $  213        $    93                      14,125
Interest                                 12             20                     258,210           8           18

Net realized and unrealized
  gains (losses) from
  investments                         1,065         (2,851)                    246,845       4,481       (3,067)

Employee contributions                  632            603                     377,194
Transfers among funds                 1,513         (7,126)                          0      (6,551)         562
                                     ------        -------      --------    ----------     -------      -------
     Total Additions                  3,435         (9,261)            0       906,030      (1,774)      (1,950)
                                     ------        -------      --------    ----------     -------      -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (171)          (267)       (8,692)     (427,780)     (1,414)      (1,300)
Distributions to successor plans         57            650           948        28,702       3,259        3,243
Loans transfers, net                     30             (4)        1,407             0         (62)          12
Administrative expenses                  (7)            (8)                     (9,146)         (9)          (5)
                                     ------        -------      --------    ----------     -------      -------
     Total Deductions                    91           (371)        6,337       408,224      (1,774)      (1,950)
                                     ------        -------      --------    ----------     -------      -------
Increase in net assets                3,344         (8,890)       (6,337)      497,806           0            0
Net assets at beginning
  of year                             5,186         13,549        68,640     4,853,771           0            0
                                     ------        -------      --------    ----------      ------      -------
Net assets at end of year            $8,530        $ 4,659      $ 62,303    $5,351,577      $    0      $     0
                                     ======        =======      ========    ==========      ======      =======

                                                                                                   Schedule III (Cont'd)
                                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                     For the fiscal year ended December 30, 1998
                                              (in thousands)
                                                                   Fidelity    Fidelity                  International
                                   Fidelity Managed    Fidelity    Puritan     Magellan     Fidelity       Growth &
                                   Income Portfolio      Fund        Fund        Fund      Contrafund     Income Fund
                                   ----------------    --------    --------    --------    ----------    -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                                        $ 1,260     $ 2,052      $ 1,184      $    43        $    1
Interest                               $ 17,817             17          26           60           21             1

Net realized and unrealized
  gains (losses) from
  investments                                             (104)     (1,270)       1,191        1,925          (154)

Employee contributions
Transfers among funds                     1,350          2,528         (91)        (658)        (344)         (254)
                                       --------        -------     -------      -------      -------        ------
     Total Additions                     19,167          3,701         717        1,777        1,645          (406)
                                       --------        -------     -------      -------      -------        ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (24,134)        (1,357)     (1,195)      (2,994)      (1,923)         (225)
Distributions to successor plans          4,868         (2,314)        446        1,328          353           632
Loans transfers, net                        111            (29)         33         (104)         (69)           (1)
Administrative expenses                     (12)            (1)         (1)          (7)          (6)
                                       --------        -------     -------      -------      -------        ------
     Total Deductions                    19,167          3,701         717        1,777        1,645          (406)
                                       --------        -------     -------      -------      -------        ------
Increase in net assets                        0              0           0            0            0             0
Net assets at beginning
  of year                                     0              0           0            0            0             0
                                       --------        -------     -------      -------      -------        ------
Net assets at end of year              $      0        $     0     $     0      $     0      $     0        $    0
                                       ========        =======     =======      =======      =======        ======

                                                                                                   Schedule III (Cont'd)
                                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                     For the fiscal year ended December 30, 1998
                                                  (in thousands)
                                                                 Sub-total
                                     U.S. Equity       Loan      Fidelity        TOTAL
                                   Index Portfolio     Fund     Investments    ALL FUNDS
                                   ---------------    ------    -----------    ----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                           $   288       $    9,944
Dividends on Eastman Chemical
  Company common stock                                               537              537
Other dividends                        $  221                      4,761           18,886
Interest                                    5                     17,973          276,183

Net realized and unrealized
  gains (losses) from
  investments                             117                      3,119          249,964

Employee contributions                                                            377,194
Transfers among funds                   3,458                          0                0
                                       ------         -----      -------       ----------
     Total Additions                    3,801             0       26,678          932,708
                                       ------         -----      -------       ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants            (772)         (437)     (35,751)        (463,531)
Distributions to successor plans       (3,005)          304        9,114           37,816
Loans transfers, net                      (24)          133            0                0
Administrative expenses                                              (41)          (9,187)
                                       ------         -----      -------       ----------
     Total Deductions                   3,801             0       26,678          434,902
                                       ------         -----      -------       ----------
Increase in net assets                      0             0            0          497,806
Net assets at beginning
  of year                                   0             0            0        4,853,771
                                       ------         -----      -------       ----------
Net assets at end of year              $    0         $   0      $     0       $5,351,577
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
                                      =======          =======        ======     =======      =======        =======

                                                                                                   Schedule III (Cont'd)
                                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                     For the fiscal year ended December 30, 1997
                                                (in thousands)
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
                                        =======            =======         ======           ======          ======

                                                                                                   Schedule III (Cont'd)
                               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                              ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                   For the fiscal year ended December 30, 1997
                                               (in thousands)
                                    Colonial                                Sub-total
                                    Newport     Scudder Latin     Loan        Boston        Kodak       Eastman
                                   Tiger Fund   America Fund      Fund      Safe Funds    Stock Fund   Stock Fund
                                   ----------   -------------   --------   ------------   ----------   ----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                                      $   12,236      $  444
Dividends on Eastman Chemical                                                                           $ 1,094
  Company common stock
Other dividends                      $   38        $   127                      12,338
Interest                                  9             18                     256,160          12           35

Net realized and unrealized
  gains (losses) from
  investments                        (1,811)           122                      84,453      (6,225)       2,938

Employee contributions                  393            483                     206,422                        3
Transfers among funds                 6,686         13,818                           0       2,970      (18,410)
                                     ------        -------      --------    ----------      ------      -------
     Total Additions                  5,315         14,568             0       571,609      (2,799)     (14,340)
                                     ------        -------      --------    ----------      ------      -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (47)          (167)       (2,712)     (227,658)     (1,326)      (1,203)
Distributions to successor plans        (72)          (707)       (4,867)     (121,493)      4,351       15,877
Loans transfers, net                     (5)          (133)       10,540             0        (213)        (324)
Administrative expenses                  (5)           (12)                     (9,627)        (13)         (10)
                                     ------        -------      --------    ----------      ------      -------
     Total Deductions                   129          1,019        (2,961)      358,778      (2,799)     (14,340)
                                     ------        -------      --------    ----------      ------      -------
Increase in net assets                5,186         13,549         2,961       212,831           0            0
Net assets at beginning
  of year                                 0              0        65,679     4,640,940           0            0
                                     ------        -------      --------    ----------      ------      -------
Net assets at end of year            $5,186        $13,549      $ 68,640    $4,853,771      $    0      $     0
                                     ======        =======      ========    ==========      ======      =======

                                                                                                   Schedule III (Cont'd)
                                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                  ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1997
                                                    (in thousands)
                                                                   Fidelity    Fidelity                  International
                                   Fidelity Managed    Fidelity    Puritan     Magellan     Fidelity       Growth &
                                   Income Portfolio      Fund        Fund        Fund      Contrafund     Income Fund
                                   ----------------    --------    --------    --------    ----------    -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                                         $1,793      $1,752      $2,850       $2,879         $  199
Interest                               $24,548              23          33          80           30              1

Net realized and unrealized
  gains (losses) from
  investments                                            2,920       2,008       5,962        2,191             70

Employee contributions
Transfers among funds                    7,358           2,422        (367)       (952)         433          1,848
                                       -------          ------      ------      ------       ------         ------
     Total Additions                    31,906           7,158       3,426       7,940        5,533          2,118
                                       -------          ------      ------      ------       ------         ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (26,100)           (910)       (768)     (1,734)      (1,273)          (168)
Distributions to successor plans        (6,427)         (6,271)     (2,686)     (6,173)      (4,289)        (1,955)
Loans transfers, net                       636              24          29         (23)          35              5
Administrative expenses                    (15)             (1)         (1)        (10)          (6)
                                       -------          ------      ------      ------       ------         ------
     Total Deductions                   31,906           7,158       3,426       7,940        5,533          2,118
                                       -------          ------      ------      ------       ------         ------
Increase in net assets                       0               0           0           0            0              0
Net assets at beginning
  of year                                    0               0           0           0            0              0
                                       -------          ------      ------      ------       ------         ------
Net assets at end of year              $     0          $    0      $    0      $    0       $    0         $    0
                                       =======          ======      ======      ======       ======         ======

                                                                                                   Schedule III (Cont'd)
                             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                For the fiscal year ended December 30, 1997
                                             (in thousands)
                                                                 Sub-total
                                     U.S. Equity       Loan      Fidelity        TOTAL
                                   Index Portfolio     Fund     Investments    ALL FUNDS
                                   ---------------    ------    -----------    ----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                           $   444       $   12,680
Dividends on Eastman Chemical
  Company common stock                                             1,094            1,094
Other dividends                        $  169                      9,642           21,980
Interest                                    6                     24,768          280,928

Net realized and unrealized
  gains (losses) from
  investments                           1,416                     11,280           95,733

Employee contributions                      1                          4          206,426
Transfers among funds                   4,698                          0                0
                                       ------         -----      -------       ----------
     Total Additions                    6,290             0       47,232          618,841
                                       ------         -----      -------       ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants            (442)         (511)     (34,435)        (262,093)
Distributions to successor plans       (5,836)          668      (12,741)        (134,234)
Loans transfers, net                      (12)         (157)           0                0
Administrative expenses                                              (56)          (9,683)
                                       ------         -----      -------       ----------
     Total Deductions                   6,290             0       47,232          406,010
                                       ------         -----      -------       ----------
Increase in net assets                      0             0            0          212,831
Net assets at beginning
  of year                                   0             0            0        4,640,940
                                       ------         -----      -------       ----------
Net assets at end of year              $    0         $   0      $     0       $4,853,771
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
                                    ========     ========     ==========    ========      ========        =======


                                                                                                   Schedule III (Cont'd)
                               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                For the fiscal year ended December 30, 1996
                                                  (in thousands)
                                               Sub-total
                                     Loan        Boston        Kodak        Eastman      Fidelity Managed    Fidelity
                                     Fund      Safe Funds    Stock Fund    Stock Fund    Income Portfolio      Fund
                                   --------    ----------    ----------    ----------    ----------------    --------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                         $   12,087     $   618
Dividends on Eastman Chemical
  Company common stock                                                      $ 1,203
Other dividends                                     8,328                                                     $1,199
Interest                                          252,701          13            41          $24,583              20

Net realized and unrealized
  gains (losses) from
  investments                                     259,257       4,767        (3,978)                           1,419

Employee contributions                            169,235
Transfers among funds                                   0      (3,033)       10,088           (7,162)          1,938
                                   -------     ----------     -------       -------          -------          ------
     Total Additions                     0        701,608       2,365         7,354           17,421           4,576
                                   -------     ----------     -------       -------          -------          ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants       (1,942)      (191,383)       (786)         (280)          (7,856)           (100)
Distributions to successor plans      (372)        (7,578)     (1,319)       (6,625)          (9,737)         (4,490)
Loans transfers, net                18,807              0        (248)         (439)             195              15
Administrative expenses                            (7,010)        (12)          (10)             (23)             (1)
                                   -------     ----------     -------       -------          -------          ------
     Total Deductions              (16,493)       205,971       2,365         7,354           17,421           4,576
                                   -------     ----------     -------       -------          -------          ------
Increase in net assets              16,493        495,637           0             0                0               0
Net assets at beginning
  of year                           49,186      4,145,303           0             0                0               0
                                   -------     ----------     -------       -------          -------          ------
Net assets at end of year          $65,679     $4,640,940     $     0       $     0          $     0          $    0
                                   =======     ==========     =======       =======          =======          ======

                                                                                                   Schedule III (Cont'd)
                              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                  For the fiscal year ended December 30, 1996
                                               (in thousands)
                                   Fidelity    Fidelity                  International
                                   Puritan     Magellan     Fidelity       Growth &       U.S. Equity      Loan
                                     Fund        Fund      Contrafund     Income Fund     Index Fund       Fund
                                   --------    --------    ----------    -------------    -----------    --------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Dividends on Eastman Chemical
  Company common stock
Other dividends                     $2,210      $6,466       $2,019         $   55          $   45
Interest                                34          76           28              1               2

Net realized and unrealized
  gains (losses) from
  investments                          640      (1,860)       2,413             67             292

Employee contributions
Transfers among funds               (1,289)     (8,032)       2,808          1,558           3,124
                                    ------      ------       ------         ------          ------        ------
     Total Additions                 1,595      (3,350)       7,268          1,681           3,463             0
                                    ------      ------       ------         ------          ------        ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants         (326)       (589)        (249)                                        (233)
Distributions to successor plans    (1,328)      4,157       (6,998)        (1,677)         (3,470)         (404)
Loans transfers, net                    60        (208)         (15)            (4)              7           637
Administrative expenses                 (1)        (10)          (6)
                                    ------      ------       ------         ------          ------        ------
     Total Deductions                1,595      (3,350)       7,268          1,681           3,463             0
                                    ------      ------       ------         ------          ------        ------
Increase in net assets                   0           0            0              0               0             0
Net assets at beginning
  of year                                0           0            0              0               0             0
                                    ------      ------       ------         ------          ------        ------
Net assets at end of year           $    0      $    0       $    0         $    0          $    0        $    0
                                    ======      ======       ======         ======          ======        ======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                 ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                                     For the fiscal year ended December 30, 1996
                                                   (in thousands)
                                    Sub-total
                                    Fidelity         TOTAL
                                   Investments     ALL FUNDS
                                   -----------    -----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock               $   618      $   12,705
Dividends on Eastman Chemical
  Company common stock                 1,203           1,203
Other dividends                       11,994          20,322
Interest                              24,798         277,499

Net realized and unrealized
  gains (losses) from
  investments                          3,760         263,017

Employee contributions                               169,235
Transfers among funds                      0               0
                                     -------      ----------
     Total Additions                  42,373         743,981
                                     -------      ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants        (10,419)       (201,802)
Distributions to successor plans     (31,891)        (39,469)
Loans transfers, net                       0               0
Administrative expenses                  (63)         (7,073)
                                     -------      ----------
     Total Deductions                 42,373         248,344
                                     -------      ----------
Increase in net assets                     0         495,637
Net assets at beginning
  of year                                  0       4,145,303
                                     -------      ----------
Net assets at end of year            $     0      $4,640,940
                                     =======      ==========

CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-65035) of Eastman Kodak Company of our report dated April 23, 1999 appearing on page 3 of this Annual Report of the Eastman Kodak Employees' Savings and Investment Plan on Form 11-K for the fiscal year ended December 30, 1998.

PricewaterhouseCoopers LLP
Rochester, New York
May 14, 1999