Form 10-Q
period 1999-06-30
EASTMAN KODAK CO
filed 1999-07-30
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999

                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                        June 30, 1999

Common Stock, $2.50 par value                  316,495,142

                      Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies

CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

                                       Second Quarter      First Half-Year

                                      1999       1998       1999       1998
Sales                               $3,610     $3,541     $6,710     $6,452
Cost of goods sold                   1,886      1,828      3,755      3,413
                                    ------     ------     ------     ------
   Gross profit                      1,724      1,713      2,955      3,039

Selling, general and
 administrative expenses               810        834      1,556      1,587
Research and development costs         198        224        405        447
                                    ------     ------     ------     ------
   Earnings from operations            716        655        994      1,005

Interest expense                        38         40         68         64
Other income (charges)                  67        135        108        150
                                    ------     ------     ------     ------
Earnings before income taxes           745        750      1,034      1,091
Provision for income taxes             254        255        352        371
                                    ------     ------     ------     ------
   NET EARNINGS                     $  491     $  495     $  682     $  720
                                    ======     ======     ======     ======

Basic earnings per share            $ 1.54     $ 1.53     $ 2.13     $ 2.23
                                    ======     ======     ======     ======

Diluted earnings per share          $ 1.52     $ 1.51     $ 2.11     $ 2.20
                                    ======     ======     ======     ======

Earnings used in basic and
 diluted earnings per share         $  491     $  495     $  682     $  720

Number of common shares used in
 basic earnings per share            319.1      323.0      320.6      323.0

Incremental shares from
 assumed conversion of options         3.9        4.2        3.5        3.8
                                    ------     ------     ------     ------
Number of common shares used in
 diluted earnings per share          323.0      327.2      324.1      326.8
                                    ======     ======     ======     ======

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                          $6,212     $5,426     $6,163     $5,343
Net earnings                           491        495        682        720
Cash dividends declared               (140)      (143)      (282)
(285)
                                    ------     ------     ------     ------
Retained earnings
  at end of period                  $6,563     $5,778     $6,563     $5,778
                                    ======     ======     ======     ======

--------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                           June 30,        Dec. 31,
                                             1999            1998
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   292         $   457
Marketable securities                          13              43
Receivables                                 2,945           2,527
Inventories                                 1,398           1,424
Deferred income tax charges                   833             855
Other                                         333             293
                                          -------         -------
 Total current assets                       5,814           5,599
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      13,113          13,482
Less: Accumulated depreciation              7,268           7,568
                                          -------         -------
 Net properties                             5,845           5,914
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated amortization
 of $567 and $534)                          1,053           1,232
Long-term receivables and other
 noncurrent assets                          1,834           1,705
Deferred income tax charges                   276             283
                                          -------         -------
 TOTAL ASSETS                             $14,822         $14,733
                                          =======         =======
---------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,479         $ 3,906
Short-term borrowings                       2,278           1,518
Taxes - income and other                      713             593
Dividends payable                             140             142
Deferred income tax credits                    20              19
                                          -------         -------
 Total current liabilities                  6,630           6,178

OTHER LIABILITIES
Long-term borrowings                          487             504
Postemployment liabilities                  2,902           2,962
Other long-term liabilities                   913           1,032
Deferred income tax credits                    74              69
                                          -------         -------
 Total liabilities                         11,006          10,745

SHAREHOLDERS' EQUITY
Common stock at par*                          978             978
Additional paid in capital                    891             902
Retained earnings                           6,563           6,163
Accumulated other comprehensive loss         (209)           (111)
                                          -------         -------
                                            8,223           7,932
Less: Treasury stock at cost*               4,407           3,944
                                          -------         -------
 Total shareholders' equity                 3,816           3,988
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $14,822         $14,733
                                          =======         =======

* Common stock: $2.50 par value, 950 million shares authorized, 391 million shares issued at June 30, 1999 and December 31, 1998. Treasury stock at cost consists of approximately 75 million shares at June 30, 1999 and 68 million shares at December 31, 1998.
Total comprehensive income was $475 million and $527 million for the quarters, and $584 million and $741 million for the half-years, ended June 30, 1999 and June 30, 1998, respectively.
--------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

                                                   First Half-Year
                                                     1999    1998

Cash flows from operating activities:
Net earnings                                       $  682  $  720
Adjustments to reconcile to
net cash used in operating activities:
  Depreciation and amortization                       442     405
  Asset impairment and other charges                  103       -
  Provision (benefit) for deferred taxes               35     (29)
  Gain on sale/retirement of assets                   (37)    (98)
  Increase in receivables                            (536)   (390)
  Increase in inventories                             (83)   (253)
  Decrease in liabilities excluding borrowings       (245)   (332)
  Other items, net                                   (218)   (112)
                                                   ------  ------
    Total adjustments                                (539)   (809)
                                                   ------  ------
    Net cash provided by (used in) operating
     activities                                      143     (89)
                                                   ------  ------

Cash flows from investing activities:
  Additions to properties                            (478)   (373)
  Proceeds from sale of assets                         78     158
  Cash flows related to sales of businesses            51      20
  Acquisitions, net of cash acquired                   (3)   (240)
  Sales of marketable securities                       63       7
  Purchases of marketable securities                  (33)   (113)
                                                   ------  ------
    Net cash used in investing activities            (322)   (541)
                                                   ------  ------

Cash flows from financing activities:
  Net increase in borrowings
   with original maturity of
   90 days or less                                    778     747
  Proceeds from other borrowings                      518     578
  Repayment of other borrowings                      (516)   (661)
  Dividends to shareholders                          (284)   (286)
  Exercise of employee stock options                   17      45
  Stock repurchase programs                          (491)   (101)
                                                   ------  ------
    Net cash provided by financing activities          22     322
                                                   ------  ------

Effect of exchange rate changes on cash                (8)     (4)
                                                   ------  ------

Net decrease in cash and cash equivalents            (165)   (312)
Cash and cash equivalents, beginning of year          457     728
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  292  $  416
                                                   ======  ======

The following transactions are not reflected in the Consolidated
Statement of Cash Flows:
(in millions)
                                                   First Half-Year
                                                     1999    1998

Liabilities assumed in acquisitions                  $  -    $205
-----------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1998 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. Certain reclassifications of 1998 financial statement and related footnote amounts have been made to conform with the 1999 presentation. The financial statements are based in part on estimates and have not been audited by independent accountants. PricewaterhouseCoopers LLP will audit the annual statements.
---------------------------------------------------------------------------

NOTE 2:  SEGMENT INFORMATION

Refer to Management's Discussion and Analysis.
---------------------------------------------------------------------------

NOTE 3:  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations. Refer to Item 1, Legal Proceedings, on page 23.
---------------------------------------------------------------------------

NOTE 4:  DIVESTITURES

In April 1999, the Company sold its digital printer, copier-duplicator, and roller assembly operations primarily associated with its Office Imaging business to Heidelberger Druckmaschinen AG ("Heidelberg"), which included its operations in Rochester, NY, Muehlhausen, Germany and Tijuana, Mexico. The transaction did not have a material effect on the Company's results of operations or financial position.

In connection with this transaction, the Company and Heidelberg also announced an agreement to expand their joint venture company, NexPress, to include the black-and-white electrophotographic business. The Company contributed research and development resources to NexPress, as well as its toner and developer operations in Rochester and Kirkby, England. Kodak and Heidelberg established the NexPress joint venture in September 1997 for the purpose of developing and marketing new digital color printing solutions for the graphic arts industry. In connection with these arrangements, the Company serves as a supplier both to Heidelberg and NexPress for consumables such as photoconductors and raw materials for toner/developer manufacturing.
---------------------------------------------------------------------------

NOTE 5:  SUBSEQUENT EVENT

On July 21, 1999, the Company announced that it is in the process of completing additional plans to further reduce its cost structure to reach its target business model. These plans are expected to be finalized during the third quarter and the Company anticipates recording a pre-tax charge of approximately $300 million at that time. Current analysis indicates that an estimated two-thirds of the charge is related to employment reductions and one-third is related to the writedown of assets related to the
Company's decision to reduce excess manufacturing capacity. This is a worldwide program covering a variety of actions; however, two significant actions involving the rationalization and consolidation of manufacturing operations in Rochester, NY include the sale and exit of the Company's Elmgrove manufacturing facility, which will be sold and exited over a three-year period, as well as the shutdown of an older film coating machine in sensitizing operations at Kodak Park, and consolidation of that production at other Kodak facilities, to be completed over the next eighteen months.
It is anticipated that these and other actions under this new program will result in a reduction in employment of between 2,000 and 2,500 positions.
---------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except per share data)

                                     Second Quarter         First Half-Year
                                   1999    1998  Change   1999    1998
Change
Sales                            $3,610  $3,541   + 2%  $6,710  $6,452   +4%
Earnings from operations            716     655   + 9      994   1,005   -1
Net earnings                        491     495   - 1      682     720   -5
Basic earnings per share           1.54    1.53   + 1     2.13    2.23   -4
Diluted earnings per share         1.52    1.51   + 1     2.11    2.20   -4

1999

Sales for the first half-year were positively impacted by strong volume gains in consumer films, papers, and digital cameras, and the contribution of the medical imaging business acquired from Imation, but negatively impacted by the sale of the Office Imaging business and certain retail operations, as well as lower effective selling prices. Net earnings were reduced by after-tax charges in the first quarter totaling $68 million or $.21 per share related to portfolio adjustments to exit non-strategic or under-performing businesses and product lines. Excluding these charges, first half-year diluted earnings per share would have been $2.32, or 10% over adjusted first-half 1998 diluted earnings per share of $2.11, the latter excluding an after-tax gain of $44 million on the sale of part of the Company's equity interest in Gretag, and a charge of $12 million for a litigation settlement.

During the first half-year, the Company sold its digital printer, copier-duplicator and roller assembly operations primarily associated with the Office Imaging business to Heidelberg (see Note 4, Divestitures). In addition, the Company announced a new stock repurchase program for up to $2 billion of the Company's outstanding common stock.

On July 21, 1999, the Company announced plans to further reduce its cost structure, which is expected to result in a pre-tax charge of approximately $300 million in the third quarter of 1999 (see Note 5, Subsequent Event).

---------------------------------------------------------------------------

Sales by Operating Segment
(in millions)

                                   Second Quarter          First Half-Year
                                 1999    1998   Change   1999    1998  Change
Consumer Imaging
  Inside the U.S.              $1,002  $  972    + 3%  $1,679  $1,573    + 7%
  Outside the U.S.                994   1,033    - 4    1,786   1,843    - 3
                               ------  ------    ---   ------  ------    ---
Total Consumer Imaging          1,996   2,005      0    3,465   3,416    + 1
                               ------  ------    ---   ------  ------    ---

Kodak Professional
  Inside the U.S.                 182     176    + 3      348     352    - 1
  Outside the U.S.                303     271    +12      586     538    + 9
                               ------  ------    ---   ------  ------    ---
Total Kodak Professional          485     447    + 9      934     890    + 5
                               ------  ------    ---   ------  ------    ---

Health Imaging
  Inside the U.S.                 248     161    +54      469     322    +46
  Outside the U.S.                277     208    +33      577     417    +38
                               ------  ------    ---   ------  ------    ---
Total Health Imaging              525     369    +42    1,046     739    +42
                               ------  ------    ---   ------  ------    ---

Other Imaging
  Inside the U.S.                 293     401    -27      617     772    -20
  Outside the U.S.                311     319    - 3      648     635    + 2
                               ------  ------    ---   ------  ------    ---
Total Other Imaging               604     720    -16    1,265   1,407    -10
                               ------  ------    ---   ------  ------    ---
Total Sales                    $3,610  $3,541    + 2%  $6,710  $6,452    + 4%
                               ======  ======    ===   ======  ======    ===

---------------------------------------------------------------------------

Earnings from Operations by Operating Segment
(in millions)
                                   Second Quarter           First Half-Year
                                  1999   1998   Change   1999    1998  Change
Consumer Imaging                  $417   $404    + 3%    $558  $  498    +12%
    Percent of Sales              20.9%  20.1%           16.1%   14.6%

Kodak Professional                $ 99   $ 83    +19%    $161  $  155    + 4%
    Percent of Sales              20.4%  18.6%           17.2%   17.4%

Health Imaging                    $127   $ 95    +34%    $227  $  191    +19%
    Percent of Sales              24.2%  25.7%           21.7%   25.8%

Other Imaging                     $ 73   $ 73      0%    $ 48  $  161    -70%
    Percent of Sales              12.1%  10.1%            3.8%   11.4%
                                  ----   ----    ---     ----  ------    ---
Total Earnings from Operations    $716   $655    + 9%    $994  $1,005    - 1%
                                  ====   ====    ===     ====  ======    ===

---------------------------------------------------------------------------

Net Earnings by Operating Segment
(in millions)
                                   Second Quarter           First Half-Year
                                 1999    1998   Change   1999    1998  Change

Consumer Imaging                 $289    $325    -11%    $394    $395      0%
    Percent of Sales             14.5%   16.2%           11.4%   11.6%

Kodak Professional               $ 86    $ 62    +39%    $138    $110    +25%
    Percent of Sales             17.7%   13.9%           14.8%   12.4%

Health Imaging                   $ 90    $ 64    +41%    $157    $118    +33%
    Percent of Sales             17.1%   17.3%           15.0%   16.0%

Other Imaging                    $ 49    $ 69    -29%    $ 33    $135    -76%
    Percent of Sales              8.1%    9.6%            2.6%    9.6%
                                 ----    ----    ---     ----    ----    ---
Total of segments                $514    $520    - 1%    $722    $758    - 5%
    Percent of Sales             14.2%   14.7%           10.8%   11.7%

Interest expense                  (38)    (40)            (68)    (64)
Corporate interest income           6       4              10       8
Income tax effects on
 above items and taxes
 not allocated to
 segments                           9      11              18      18
                                 ----    ----    ----    ----    ----    ---
Total Net Earnings               $491    $495    - 1%    $682    $720    - 5%
                                 ====    ====    ===     ====    ====    ===

---------------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                                   Second Quarter           First Half-Year
                                 1999    1998   Change   1999    1998  Change
Gross profit                   $1,724  $1,713   + 1%   $2,955  $3,039    - 3%
    Percent of Sales             47.7%   48.4%           44.0%   47.1%
Selling, general and
 administrative expenses       $  810  $  834   - 3%   $1,556  $1,587    - 2%
    Percent of Sales             22.4%   23.6%           23.2%   24.6%
Research and development
  costs                        $  198  $  224   -12%   $  405  $  447    - 9%
    Percent of Sales              5.5%    6.3%            6.0%    6.9%

---------------------------------------------------------------------------

1999 COMPARED WITH 1998

Second Quarter

Consolidated

Second quarter 1999 sales increased 2% compared with the second quarter of 1998. Excluding the effects of portfolio actions, sales increased 3%. Portfolio actions had a small impact in the quarter-to-quarter comparison, as the benefits of the acquisition of the Imation medical imaging business were substantially offset by divestitures including the sale of the Office Imaging business to Heidelberg, the divestiture of significant elements of Consumer Imaging's retail operations (primarily Fox Photo), the elimination of the personal computer service business, and the transfer of the Japanese graphics business to the Kodak Polychrome Graphics joint venture.

Sales in emerging markets increased 1%, continuing the positive trend since the fourth quarter of 1998. Sales in emerging markets accounted for approximately 15% of the Company's worldwide sales. Sales were particularly strong in Korea (+34%) and China (+18%). Sales in Latin America decreased 7%, as a 17% sales decrease in Brazil was partially offset by growth in other parts of the region. Sales in Russia remained weak, reflecting a 51% sales decline from the prior year quarter.

Sales of digital products were $556 million, up 54% from $360 million in the quarter a year ago. Sales of digital products accounted for 17% of the Company's worldwide sales.

Gross profit declined 0.7 percentage points, from 48.4% of sales to 47.7% of sales. Adjusting the first quarter 1999 for the portfolio actions discussed above, gross profit improved by 5 percentage points on a quarter-sequential basis. During the quarter, gross profit came under pressure from lower prices, increased levels of goodwill amortization, startup costs in the China manufacturing project, and the acquired Imation medical imaging business, which has a gross profit rate lower than the Company average. These pressures were largely offset by gains in manufacturing productivity, improvements in digital businesses, and the beneficial effects of portfolio actions taken, including the divestiture of Office Imaging and a significant portion of Consumer Imaging's retail business.

Selling, general and administrative (SG&A) expenses declined as a percentage of sales from 23.6% to 22.4%, while SG&A excluding advertising expenses also declined from 17.7% to 17.2%. The Company demonstrated solid expense control, with a decrease in SG&A dollars spent despite growing sales and the net effect of portfolio actions which increased SG&A costs.

Research and development (R&D) expenditures declined both as a percentage of sales (from 6.3% to 5.5%) and in dollars (from $224 million to $198 million), resulting in an overall 12% reduction. This reflects the benefits of a number of factors, including improvement in R&D cost structure; a more tightly focused portfolio, resulting in more effort devoted to a narrower range of inquiry; and more joint development, with more work shared with partners.

Earnings from operations increased 9%, as the benefits of manufacturing productivity, as well as other cost reductions, and higher unit volumes more than offset lower effective selling prices.

Interest expense was essentially level. Other income (charges) decreased $68 million primarily due to the Gretag gain related to its IPO in 1998. The effective tax rate was 34% in both periods.

Consumer Imaging

Sales in the Consumer Imaging segment were essentially level with the prior year second quarter. However, sales were reduced by the divestiture of the Fox Photo operating unit in September 1998, and a number of small retail operations in Europe and Latin America. These divestitures reduced second quarter 1999 sales by $51 million when compared with the quarter a year ago. Adjusting for this portfolio impact, segment sales increased 2% as the benefits of higher unit volumes more than offset lower effective selling prices and the negative effects of foreign exchange.

Sales inside the U.S. increased 3% as reported, or 7% excluding the effects of the divested retail operations. Outside the U.S., sales were down 4% as reported, and down 3% with non-U.S. divestitures excluded. The non-U.S. sales decline reflected a decline of 5% in Western Europe. Excluding the effects of the divested retail operations and foreign exchange, sales in Western Europe were down 1%. Sales in Russia declined more than 50% while sales in Latin America declined 14%. These decreases were partially offset by 12% gains in China and gains in other Asian countries.

Worldwide film sales to dealers decreased 6%, reflecting a 2% volume increase offset by a 7% price decline and minimal foreign exchange impact. U.S. film sales to dealers were down 8%, reflecting volume growth of 4% offset by an 11% price decline. The U.S. film industry continued its strong growth in the second quarter, with retail sales to customers up more than 9%. Outside the U.S., film sales to dealers were down 3%, reflecting level unit volumes and a 3% price decline.

Worldwide color paper sales continued to grow, up 2% due to 5% volume gains partially offset by lower prices. U.S. color paper sales were particularly strong, up 7% due to 8% volume gains with slightly lower prices. Outside the U.S., paper sales were level, with 4% volume gains offset by lower price and foreign exchange.

SG&A expenses for the segment decreased 7%, from 26.1% of sales to 24.4% of sales. Excluding advertising expenses, SG&A expenses decreased 3%, from 17.3% of sales to 16.8% of sales. Research and development expenses decreased 9%, from 4.7% of sales to 4.3% of sales.

Segment earnings from operations increased $13 million or 3%. The increased earnings were led by worldwide photofinishing operations, color paper, Advantix film, and Picture Maker kiosks and media. Net earnings were $289 million, a decline of 11% from the prior year, which included the $44 million after-tax gain related to the Gretag Imaging initial public offering. Excluding the year-ago Gretag gain, net earnings increased 3%.

Kodak Professional

Sales in the Kodak Professional segment increased 9%, led by significant growth in graphics products, whose sales were up more than 30%. Graphics sales benefited from the ongoing rationalization of manufacturing capacity within the Kodak Polychrome Graphics joint venture that has resulted in higher manufacturing and sales volumes for the Company. Beyond graphics products, segment sales were essentially flat as growth from the new Portra family of films and papers was offset by declines in other products. Sales inside the U.S. increased 3%, and sales outside the U.S. increased 12%.

SG&A expenses for the segment decreased 1%, from 20.4% of sales to 18.8% of sales. Excluding advertising expenses, SG&A expenses decreased 3%, from 17.9% of sales to 15.9% of sales. Research and development expenses decreased 22%, from 10.1% of sales to 7.2% of sales.

Earnings from operations increased 19%, as the benefits of higher unit sales volumes in graphics and sensitized products and manufacturing productivity more than offset lower effective selling prices. Net earnings increased 39% due to the increase in earnings from operations, improved results from the Kodak Polychrome Graphics joint venture, and gains on sales of investments.

Health Imaging

Sales in the Health Imaging segment increased 42% from the second quarter of 1998. Excluding the impact of the acquired Imation medical business, worldwide sales were up 1%. Sales inside the U.S. increased 54%, and sales outside the U.S. increased 33%.

Worldwide analog film sales increased 19%, reflecting volume growth of 19% and no price/mix impact. In the U.S., analog film sales were up 4%, reflecting 7% volume increases and negative 3% price/mix. Outside the U.S., analog film sales were up 27%, reflecting 26% volume gains and 1% favorable price/mix. Overall, significant volume growth worldwide is primarily attributed to the acquisition of Imation's medical imaging business.

SG&A expenses for the segment increased 33%, but decreased from 20.1% of sales to 18.7% of sales. Excluding advertising expenses, SG&A expenses increased 35%, but decreased from 19.0% of sales to 18.1% of sales. Research and development expenses increased 25%, but decreased from 7.6% of sales to 6.7% of sales.

Earnings from operations increased 34%, as the benefits of manufacturing productivity and earnings from the acquired Imation medical imaging business were partially offset by lower effective selling prices. Net earnings increased as a result of the increase in earnings from operations.

Other Imaging

Sales in the Other Imaging segment decreased 16% from the second quarter of 1998, primarily due to the divestiture of the Office Imaging business. Excluding the impact of the Office Imaging divestiture, segment sales were essentially flat, as higher volumes were offset by lower prices. Sales inside the U.S. decreased 27%, and sales outside the U.S. decreased 3%.

Segment sales were favorably impacted by a 75% increase for high-volume digital cameras, a 72% increase for inkjet media, and strong double-digit gains for CD media products. Offsetting these sales gains were lower sales of motion picture films, due to softness in the motion picture industry reflecting fewer films released in the U.S.

SG&A expenses for the segment decreased 8%, but increased from 20.1% of sales to 22.0% of sales. Excluding advertising expenses, SG&A expenses decreased 11%, but increased from 17.6% of sales to 18.7% of sales. Research and development expenses decreased 24%, from 8.1% of sales to 7.3% of sales.

Earnings from operations were level year over year at $73 million. Net earnings decreased 29%, as a result of the comparison with the second quarter of 1998 which included significant gains on sales of assets.

Year to date

Consolidated

Sales increased 4% compared with the first half of 1998. Excluding the effects of portfolio actions, the increase would have been 5%. Currency changes against the dollar favorably affected sales by $30 million in the first half of 1999 compared with the first half of 1998.

The Company achieved growth in sales of digital cameras, APS film, one-time-use cameras, color paper, and laser imaging products of the acquired medical imaging business. These increases were offset by decreases from the sale of Office Imaging, the divestiture of certain Consumer Imaging retail operations, the transfer of the Japanese graphics business to Kodak Polychrome Graphics, and the elimination of the personal computer service business.

Gross profit declined 3.1 percentage points, from 47.1% of sales to 44.0% of sales. Excluding the charges recorded in the first quarter of 1999 related to sticker kiosks, CalComp, and Eastman Software, gross profit declined 1.8 percentage points, from 47.1% of sales to 45.3% of sales. Gross profit came under pressure from lower prices, increased levels of goodwill amortization, startup costs in the China manufacturing project, and the acquired Imation medical imaging business, which has a gross profit rate lower than the Company average. These pressures were offset, in part, by gains in manufacturing productivity, improvements in digital businesses, and the beneficial effects of portfolio actions taken, including the divestiture of Office Imaging and a significant portion of Consumer Imaging's retail business.

Selling, general and administrative (SG&A) expenses declined as a percentage of sales from 24.6% to 23.2%, while SG&A excluding advertising expenses also declined from 18.9% to 18.4%.

Research and development (R&D) expenditures declined both as a percentage of sales (from 6.9% to 6.0%) and in dollars (from $447 million to $405 million), resulting in an overall 9% reduction. This reflects the benefits of a number of factors, including improvement in R&D cost structure; a more tightly focused portfolio, resulting in more effort devoted to a narrower range of inquiry; and more joint development, with more work shared with partners.

Earnings from operations declined 1%. Excluding the first quarter 1999 charges for the exit of Eastman Software, the exit of the sticker print kiosk product line, and the CalComp write-off, earnings from operations increased 9%, as the benefits of higher unit sales volumes across many of the Company's key products, manufacturing productivity, and cost reduction more than offset lower effective selling prices.

Interest expense was up slightly due to higher levels of debt. Other income (charges) decreased $42 million, primarily due to the net effect of a $66 million pre-tax gain on Gretag and an $18 million pre-tax litigation charge in 1998. The effective tax rate was 34% in both periods.

Consumer Imaging

Sales in the Consumer Imaging segment increased 1%. Adjusting for the impact of the divestiture of the Fox Photo operating unit in September 1998, and a number of small retail operations in Europe and Latin America, segment sales would have increased 4%.

Sales inside the U.S. increased 7% as reported, or 12% excluding the effects of the divested retail operations. Outside the U.S., sales were down 3% as reported, and down 2% with non-U.S. divestitures excluded. The non-U.S. sales decline reflected a decline of 4% in Western Europe. Excluding the effects of the divested retail operations and foreign exchange, sales in Western Europe were down 2%. Sales in Russia declined more than 50% while sales in Latin America declined 14%. These decreases were partially offset by 31% gains in China and small gains in other Asian countries.

Worldwide film sales to dealers decreased 1%, as a 6% volume increase was more than offset by price declines. U.S. film sales to dealers were down 1%, reflecting volume growth of 11% offset by price declines. Outside the U.S., film sales were level, with small volume increases offset by lower prices.

Worldwide color paper sales were up 5%, as 7% volume gains were partially offset by lower prices. U.S. color paper sales were particularly strong, up 11%, due to volume gains. Outside the U.S., paper sales increased 1%, as 5% volume gains were mostly offset by lower prices.

SG&A expenses for the segment decreased 8%, from 28.5% of sales to 25.9% of sales, reflecting the benefits of the Company's cost reduction efforts. Excluding advertising expenses, SG&A expenses decreased 5%, from 19.7% of sales to 18.5% of sales. Research and development expenses decreased 9%, from 5.5% of sales to 4.9% of sales.

Earnings from operations increased 12%, as the benefits of higher unit sales volumes, manufacturing productivity, and cost reductions were only partially offset by lower effective selling prices. Net earnings were $394 million, level with the prior year, which included the $44 million after-tax gain related to the Gretag Imaging initial public offering. Excluding the year-ago Gretag gain, net earnings increased 12%.

Kodak Professional

Sales in the Kodak Professional segment increased 5%, as higher unit sales volumes and the favorable effects of foreign exchange were partially offset by lower prices. Sales in the U.S. decreased 1%, while sales outside the U.S. increased 9%.

SG&A expenses for the segment decreased 4%, from 20.1% of sales to 18.6% of sales. Excluding advertising expenses, SG&A expenses decreased 6%, from 18.2% of sales to 16.3% of sales. Research and development expenses decreased 15%, from 10.2% of sales to 8.2% of sales.

Earnings from operations increased 4%. Excluding from 1999 the first quarter CalComp charge, earnings from operations increased 17%, as the benefits of manufacturing productivity and other cost reductions, as well as higher unit volumes, more than offset lower effective selling prices. Net earnings increased 25%, reflecting strong contributions to earnings from operations, improved results from the Kodak Polychrome Graphics joint venture, and from gains on the sales of investments.

Health Imaging

Sales in the Health Imaging segment increased 42%, primarily due to the acquisition of Imation's medical imaging business. Sales in the U.S. increased 46%, while sales outside the U.S. increased 38%.

Worldwide analog film sales increased 14%, reflecting volume growth of 17% and negative 3% price/mix. In the U.S., analog film sales were up 5%, reflecting volume growth of 12% and negative 6% price/mix. Outside the U.S., analog film sales were up 20%, due to volume growth. Overall, significant volume growth worldwide is primarily attributed to the acquisition of Imation's medical imaging business.

SG&A expenses for the segment increased 44%, due primarily to the acquisition of Imation's medical imaging business, but rose only .5 percentage points from 19.6% of sales to 20.1% of sales. Excluding advertising expenses, SG&A expenses increased 46%, from 18.8% of sales to 19.4% of sales. Research and development expenses increased 18%, but decreased from 8.1% of sales to 7.4% of sales.

Earnings from operations increased 19%, as the benefits of manufacturing productivity were partially offset by lower effective selling prices. Net earnings increased 19%. Excluding from 1998 the $12 million after-tax charge for litigation, net earnings increased 21% primarily as a result of the increase in earnings from operations.

Other Imaging

Sales in the Other Imaging segment decreased 10%, as higher unit volumes were more than offset by portfolio changes and lower prices. Excluding the impact of portfolio adjustments, segment sales increased 4%. Sales of digital cameras and CD media increased significantly, but sales of motion picture films decreased due to softness in the motion picture industry.

SG&A expenses for the segment decreased 4%, but increased from 20.2% of sales to 21.7% of sales. Excluding advertising expenses, SG&A expenses decreased 4%, but increased from 17.7% of sales to 19.0% of sales.
Research and development expenses decreased 18%, from 8.1% of sales to 7.4% of sales.

Earnings from operations were $48 million, down $113 million or 70% from the prior year. The 1999 results include $83 million of charges related to the repositioning of the Eastman Software business and the exit of the sticker kiosk business recorded in the first quarter of 1999. Excluding these charges, earnings from operations decreased 19%, as the benefits of higher unit volumes and manufacturing productivity were offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes.

Net earnings for the segment were $33 million, down 76% from the prior year. Excluding the $55 million after-tax charges in the first quarter of 1999, net earnings decreased 35%, primarily due to a slowdown in the sales of motion picture films and as a result of the comparison with the first half of 1998 which included significant gains on sales of assets.

RESTRUCTURING PROGRAMS

Net savings from cost reduction activities under the Company's $1.2 billion cost reduction program continued during the second quarter, with net savings totaling approximately $135 million, up significantly from the $80 million reported in the first quarter of 1999. While the Company achieved improvements in SG&A and R&D during the quarter, manufacturing productivity accounted for more than half of the net cost savings. The Company anticipates achieving a full year net cost savings of $470 million in 1999, to bring the total two-year savings under this program to $1.2 billion.

The Company anticipates that actions under its 1996 and 1997 restructuring programs will be substantially completed by the end of 1999. It is anticipated that by program end, approximately 17,700 employees will have been separated, 2,200 fewer than originally planned. This is due to certain actions not completed by the Company as a result of significantly changed business conditions, most notably the retention by the Company of its CD media business, as well as higher than expected rates of attrition. The Company anticipates that the full value of the severance reserves will be largely utilized by program end due to a higher average cost per employee separated.

The Company is completing additional plans, including rationalization and consolidation of manufacturing operations, to further reduce its cost structure to attain its target business model. These plans are expected to be finalized during the third quarter of 1999 at which time the Company anticipates recording a pre-tax charge of approximately $300 million. This charge will cover the sale and exit of the Company's Elmgrove manufacturing facility in Rochester, New York, which will be sold and exited over a three-year period, as well as the shutdown of an older film coating machine in sensitizing operations at Kodak Park, and consolidation of that production at other Kodak facilities, to be completed over the next eighteen months.
It is anticipated that these and other actions under this program will result in a reduction in employment of between 2,000 and 2,500 positions.

Estimated employment at June 30, 1999 is 83,500, up from the 83,000 reported at March 31, 1999, and down from the 86,200 at December 31, 1998. During the second quarter of 1999, approximately 1,000 employees left under provisions of restructuring plans. The balance of the changes reflect the net of seasonal staffing increases in photofinishing operations, hiring in China, the addition of former Imation staff, and the transfer of approximately 1,500 employees to Heidelberg and NexPress. Since the beginning of the fourth quarter of 1997, approximately 14,800 employees have been separated under the provisions of the 1996 and 1997 restructuring programs.

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

The project phases include: inventorying affected technology and assessing the impact of the Year 2000 issue; developing solution plans; modification; testing and certification; implementation; and developing contingency plans. All components of software and hardware of the Company are presently certified or are being audited for certification. As of the end of June 1999, the Company's mission-critical IT systems and server infrastructure, along with the manufacturing control systems, have successfully concluded testing and attained certification. Certification of the Company's actively supported products and services is 97% complete. Compliance efforts for the remainder of the portfolio will be completed by October 1999. The product commercialization process has been modified so that it will produce compliant products.

During the second quarter of 1999, the project team continued to validate its global mission-critical IT compliance, using mainframe test facilities to simulate support for mission-critical operations, completing any remaining remediation and solution plans for the Company's U.S. server network, and allocated resources to support the remaining 1999 workplan. The business unit project teams are making significant progress in the distribution and implementation of remediated products and services, developing operating division contingencies and compliance validation of third parties.

The Company relies on third-party suppliers for many systems, products and services including telecommunications and data center support. The Company will be adversely impacted if these suppliers do not make necessary changes to their own systems and products successfully and in a timely manner. The Company has a formalized comprehensive supplier compliance program in place. As a third-party supplier to other companies, the Company has posted its own product compliance plan on its Internet web site (www.kodak.com/go/year2000), which was recently updated in response to the changing Year 2000 information needs of customers and business partners.

Costs of software and hardware remediation were $13 million in 1997, $27 million in 1998, and are estimated to be $12 million and $6 million in 1999 and 2000, respectively. These remediation efforts, almost entirely for software, will not materially increase the Company's spending on information technology because some normal development and maintenance work has been postponed. Furthermore, some non-compliant systems will be eliminated in 1999 as the Company installs Year 2000 compliant globally deployed ERP/SAP software in connection with its enterprise resource planning project. A charge of $20 million for the total cost of customer product modification was accrued in 1997. At June 30, 1999, the Company had a reserve of $5 million to cover remaining product modifications.

Management of the Company believes its program has effectively addressed the Year 2000 issue in a timely manner. However, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be "worst-case scenarios" in which the Company would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, the Company could be subject to litigation for Year 2000-related product failure, including equipment shutdown or failure to properly date business or medical records, and for health, environmental and safety issues relating to its facilities. The amount of potential liability and lost revenue cannot be reasonably estimated.

The Company has contingency plans for most mission-critical applications and is working on plans for others. For example, plans for the U.S. payroll system have been in place since January 1998, while detailed plans for sensitized goods manufacturing are undergoing quality audits. An Executive Steering Committee is closely monitoring the progress of enterprise and business process contingency plans involving, among other actions, manual workarounds, increased inventories and extra staffing.
---------------------------------------------------------------------------

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

On the other hand, currency exchange and hedging costs will be reduced; lower prices and pan-European buying will benefit the Company in its purchasing endeavors; the number of banks and suppliers needed will be reduced; there will be less variation in payment terms; and it will be easier for the Company to expand into new marketing channels such as mail order and Internet marketing.

The Company is in the process of making changes in areas such as marketing and pricing, purchasing, contracts, payroll, taxes, cash management and treasury operations. Billing systems have been modified so that, in 1999, the Company will be able to show total gross, value added tax, and net in euros on national currency invoices, to enable customers to pay in the new euro currency if they wish to do so. Countries that have installed ERP/SAP software in connection with the Company's enterprise resource planning project are able to invoice and receive payments in euros as well as in other currencies. Systems for pricing, payroll and expense reimbursements will continue to use national currencies until year-end 2001. The functional currencies of the Company's operations in affected countries will remain the national currencies until approximately mid-year 2001, when they will change to the euro. By that time, all affected countries will have converted to the new ERP/SAP software.
---------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities for the first half of 1999 was $143 million. Net earnings, adjusted for depreciation and amortization and asset impairment and other charges, provided $1,227 million of operating cash. This was partially offset by increases in receivables of $536 million (primarily seasonal), decreases in liabilities (excluding borrowings) of $245 million (related primarily to severance payments for restructuring programs, litigation settlement payments for amounts accrued in prior years, and payment of accrued wage dividend to employees, as well as other changes in working capital), and miscellaneous other items. Net cash used in investing activities of $322 million for the first half of 1999 was utilized primarily for capital expenditures of $478 million. Proceeds from the sale of assets were $78 million. Net cash provided by financing activities of $22 million for the first half of 1999 was primarily due to net increases in total borrowings of $780 million, reduced by $284 million of dividend payments and $474 million for stock repurchases net of stock issued.

Cash dividends per share of $.44, payable quarterly, were declared in the second quarter of 1999 and 1998. Total cash dividends of $282 million and $285 million were declared in the first half of 1999 and 1998, respectively.

Net working capital (excluding short-term borrowings) at the end of the quarter was $1,462 million, compared with $939 million at year-end 1998. This increase is due to the strong sales performance in the first half of 1999, coupled with the seasonality of the Company's operating cash flow.

Capital additions were $343 million in the second quarter and $478 million for the first half-year. The Company anticipates total capital spending of approximately $1.2 billion in 1999, with the majority of the spending relating to the Company's China manufacturing operations, productivity improvements and ongoing environmental and safety spending.

During the second quarter, the Company completed repurchases under the existing $2 billion authorization. That program, initiated in May 1996, resulted in 26.8 million shares being repurchased. Under the new $2 billion program announced on April 15, 1999, the Company repurchased an additional 3.1 million shares for $222 million during the second quarter of 1999. The total repurchased during the second quarter under both programs amounted to $405 million. During the remainder of 1999, the program will continue but at lower levels than in the first half of 1999 as the Company returns to its target debt-to-total-capital ratio of about 34%. The Company expects to spend a total of $700 million on stock repurchases during 1999.

On April 14, 1999, the Company announced a series of worldwide environmental goals to provide for greater reductions in emissions, waste generated, water usage and energy consumption, preservation of natural resources and improvements to the Company's environmental management system. These goals will result in spending, primarily capital in nature, of approximately $100 million over the next five years.
---------------------------------------------------------------------------

OTHER

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement must be adopted by the Company by the year 2001, but may be adopted in any earlier fiscal quarter, and is not to be applied retroactively. If the Company had adopted SFAS No. 133 in the second quarter of 1999, the impact would not have been material to its results of operations or financial position. The Company has not yet determined when it will adopt this Statement.
---------------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the Private Securities
Litigation Reform Act of 1995. Forward-looking statements in this Form 10-Q relate to the Company's Year 2000 compliance efforts, including expectations about compliance timetables and costs. Also, references to the Company's cost reduction initiatives and to expected savings are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements. The forward-looking statements contained in this report are subject to a number of risk factors, including: the Company's ability to implement its product strategies (including its category expansion and digitization strategies and its plans for digital products and Advantix products), to develop its business in emerging markets, like China, and to assimilate acquisitions, including the Imation acquisition, quickly; the successful completion of other planned portfolio actions; the inherent unpredictability of currency fluctuations; competitive actions, including pricing; the ability to realize cost reductions and operating efficiencies, including the ability to implement headcount reduction programs and facility closings timely and in a manner that does not unduly disrupt business operations, and the ability to identify and to realize other cost-reduction opportunities; the nature and pace of technology substitution; general economic and business conditions; the ability of the Company to identify and address successfully Year 2000 issues in a timely manner, and at costs that are reasonably in line with projections; and the ability of the Company's vendors to identify and address successfully their own Year 2000 issues in a timely manner.

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

The majority of foreign currency forward contracts held by the Company are denominated in the Euro or in British pounds sterling. If foreign currency exchange rates at June 30, 1999 and 1998 increased 10%, the Company would incur losses of $52 million and $104 million on foreign currency forward contracts outstanding at June 30, 1999 and 1998, respectively. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

The Company has used silver option and forward contracts to minimize almost all of its exposure to increases in silver prices in 1998 and continues to do so in 1999. As of June 30, 1999, the Company had open forward contracts hedging the majority of its planned silver requirements for 1999. Based on broker-quoted termination values, if the price of silver decreased 10% from $5.22 and $5.36 per troy ounce at June 30, 1999 and 1998, respectively, the fair value of silver forward contracts would be reduced by $15 million and $16 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

The Company is exposed to interest rate risk primarily through its borrowing activities and less so through investments in marketable securities. The Company utilizes U.S. dollar-denominated commercial paper and borrowings as well as foreign currency-denominated borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings and marketable securities are in fixed-rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. Using a yield to maturity analysis, if June 30, 1999 interest rates increased 10% (about 58 basis points) with the June 30, 1999 level of short-term and long-term borrowings, there would be decreases in fair value of short-term and long-term borrowings of $2 million and $7 million, respectively. If June 30, 1998 interest rates increased 10% (about 55 basis points) with the June 30, 1998 level of debt and marketable securities, there would be decreases in fair value of marketable securities, short-term and long-term borrowings of $1 million, $1 million and $8 million, respectively.

                        Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 7, 1998, the Company received a proposed administrative Consent Order seeking unspecified penalties and a compliance schedule from the New York State Department of Environmental Conservation, to address alleged violations of the Environmental Conservation Law and regulations at the Company's Kodak Park manufacturing complex in Rochester, New York. The violations alleged are primarily comprised of air, water, and hazardous substance releases and incidents, largely accidental, that have been reported by the Company to the Agency over the past five years. The Company expects that it will be assessed a civil fine in excess of $100,000. The entire matter is subject to negotiation, which can be expected to result in an administrative settlement that will include a penalty and a compliance schedule for implementation of maintenance, upgrade, and reporting activities.
---------------------------------------------------------------------------


Item 4.  Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of Shareholders of Eastman Kodak Company was held on May 12.

A total of 264,866,417 of the Company's shares were present or represented by proxy at the meeting. This represented more than 82% of the Company's shares outstanding.

The individuals named below were reelected to a three-year term as Class III Directors:

Name                       Votes Received     Votes Withheld

Richard S. Braddock           258,464,720          6,401,697
Daniel A. Carp                258,457,503          6,408,914
Durk I. Jager                 258,501,377          6,365,040
Richard A. Zimmerman          258,483,315          6,383,102

Martha Layne Collins, George M. C. Fisher, Paul E. Gray, Delano E. Lewis, John J. Phelan, Jr., Alice F. Emerson, Paul H. O'Neill and Laura D'Andrea Tyson all continue as directors of the Company.

The election of PricewaterhouseCoopers LLP as independent accountants was ratified, with 260,677,605 shares voting for, 1,699,501 shares voting against, and 2,489,311 shares abstaining.

The management proposal to approve the 2000 Omnibus Long-Term Compensation Plan was approved, with 184,025,549 shares voting for, 32,559,101 shares voting against, 3,935,121 shares abstaining, and 44,346,646 non-votes.

The management proposal to approve the 2000 Management Variable
Compensation Plan was approved, with 250,001,293 shares voting for, 10,819,238 shares voting against, and 4,045,886 shares abstaining.

The shareholder proposal concerning the request for an executive compensation review was defeated, with 19,970,424 shares voting for, 191,946,965 shares voting against, 8,601,210 shares abstaining, and 44,347,818 non-votes.

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

The shareholder proposal concerning the request for additional environmental disclosure was defeated, with 25,819,803 shares voting for, 173,713,585 shares voting against, 20,986,532 shares abstaining, and 44,346,497 non-votes.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 25.

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the quarter ended June 30, 1999.


---------------------------------------------------------------------------

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    July 29, 1999
                                    E. Mark Rajkowski
                                    Controller

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules


Exhibit                                                                 Page

(10)  A.  Eastman Kodak Company Retirement Plan for Directors, as
          amended and restated on July 27, 1999, effective as of
          February 12, 1999.                                              26

      C.  Eastman Kodak Company Deferred Compensation Plan for
          Directors, as amended and restated on July 27, 1999, effective
          as of February 12, 1999.                                        30

      R.  Eastman Kodak Company 2000 Omnibus Long-term Compensation
          Plan, effective as of January 1, 2000.                          44

      S.  Eastman Kodak Company 2000 Management Variable Compensation
          Plan, effective as of January 1, 2000.                          76

(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-Q.

                                                            Exhibit (10) A.


                           EASTMAN KODAK COMPANY








                       RETIREMENT PLAN FOR DIRECTORS











As Amended and Restated on July 27, 1999, effective as of February 12, 1999

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

4.   Annual Retainer

     When used in this Plan, "Annual Retainer" means $38,000.

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

c) Post-12/31/95 Directors. The terms of this paragraph 5 (c) shall apply only to those participants whose service as a Director commenced on or after January 1, 1996. The semi-annual benefit computed under paragraph 5
(a) above shall continue to be paid to the participant until the earlier of: (A) his or her "Benefit Termination Date"; or (B) the date of his or her death. For purposes of this paragraph 5(c), a participant's "Benefit Termination Date" shall mean the date upon which the participant receives in the aggregate that number of payments equal to the number obtained by dividing the number of months during which such participant served as a Director not in the employ of the Company by six (6). For purposes of this calculation, service shall be measured in accordance with the terms of paragraph 5 (a) above. To the extent this calculation produces other than a whole number, any decimal equal to or in excess of .5 (five tenths) shall be rounded to the next nearest whole number and any decimal less than .5 (five tenths) shall be ignored.

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

8.   Change in Control

a) For purposes of this Plan, "Change In Control" means a change in control of the Company of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to
Item 1(a) of the Current Report on Form 8-K, as in effect on March 1, 1990, pursuant to Section 13 or 15(d) of the Exchange Act; provided that, without limitation, a Change In Control shall be deemed to have occurred at such time as (i) any "person" within the meaning of Section 14(d) of the Exchange Act, other than the Company, a subsidiary of the Company, or any employee benefit plan(s) sponsored by the Company or any subsidiary of the Company, is or has become the "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 25% or more of the combined voting power of the outstanding securities the combined voting power of the outstanding securities of the Company ordinarily having the right to vote at the election of directors, or (ii) individuals who constitute the Board of Directors on March 1, 1990 (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to March 1, 1990 whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this Plan, considered as though such person were a member of the Incumbent Board.

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

c) Payment of Benefit. Upon a Change In Control, any participant, whether or not he/she is still a director of the Company, shall be paid his/her Accrued Benefit in a single lump-sum cash payment equal to the present value of the Accrued Benefit. If a participant is receiving payment of his/her Accrued Benefit at the time of the Change In Control, the remaining portion of such Accrued Benefit shall be paid in a single lump sum cash payment equal to the present value of the remaining benefit. Payment of the Accrued Benefit shall be made as soon as practical but in no event later than 90 days after the Change In Control. Present value calculations shall be made by an independent actuary selected by the Company.

d) Miscellaneous. Upon a Change In Control, no action, including, but not by way of limitation, the amendment, suspension, or termination of the Plan, shall be taken which would affect the rights of any participant or the operation of the Plan with respect to any Accrued Benefit to which the participant may have become entitled hereunder on or prior to the date of such action or as a result of such Change In Control.

9.   Cessation of Accrual of Retirement Benefits for Service After February
12, 1999

a) Directors Who Retired Prior to February 12, 1999. Each Director who retired from the Board prior to February 12, 1999 and was entitled to benefits under the Plan will continue to receive benefits in accordance with the terms of the Plan, as amended and restated on July 27, 1999, effective as of February 12, 1999.

b) Directors Elected After February 12, 1999. Individuals elected to the Board after February 12, 1999 will not be entitled to any benefits under the Plan.

c) Directors in Office on February 12, 1999. Each Director serving as a member of the Board on February 12, 1999 (an "Incumbent Director") will receive a one-time credit to his or her account under the Eastman Kodak Company Deferred Compensation Plan for Directors in an amount representing the present value of his or her accrued benefit under the Plan for services rendered on or prior to February 12, 1999. At the Incumbent Director's election, the accrued benefit may be credited to the Incumbent Director's Stock Account or Deferred Compensation Account. Incumbent Directors will not be entitled to any benefits under the Plan for services rendered after February 12, 1999.

                                                            Exhibit (10) C.





                           EASTMAN KODAK COMPANY






                 DEFERRED COMPENSATION PLAN FOR DIRECTORS







As Amended and Restated on July 27, 1999, effective as of February 12, 1999

                           EASTMAN KODAK COMPANY

                 DEFERRED COMPENSATION PLAN FOR DIRECTORS


Article                                                       Page

Preamble                                                      34

1.   Definitions                                              34

2.   Term                                                     36

3.   Participation                                            36

4.   Deferral of Compensation                                 36

5.   Deferral Elections                                       36

6.   Hypothetical Investments                                 37

7.   Investment Elections                                     37

8.   Payment of Deferred Compensation                         39

9.   Administration                                           40

10.  Miscellaneous                                            41

11.  Change in Control                                        42

12.  Retirement Plan Amounts                                  43

                           Eastman Kodak Company
                 Deferred Compensation Plan For Directors

                             Table of Contents

Article                                                       Page

Preamble                                                      34

1.   Definitions                                              34

2.   Term                                                     36

3.   Participation                                            36

4.   Deferral of Compensation                                 36

5.   Deferral Elections                                       36
5.1  In General                                               36
5.2  Timing                                                   36
5.3  Irrevocability                                           36
5.4  Elections                                                37

6.   Hypothetical Investments                                 37
6.1  Deferred Compensation Account                            37
6.2  Stock Account                                            37
6.3  Time Accounts are Credited                               37
6.4  Stock Account Crediting                                  37

7.   Investment Elections                                     37
7.1  Elections                                                37
7.2  Elections into the Stock Account                         38
7.3  Elections out of the Stock Account                       38
7.4  Dividend Equivalents                                     38
7.5  Stock Dividends                                          38
7.6  Recapitalization                                         38
7.7  Distributions                                            39

8.   Payment of Deferred Compensation                         39
8.1  Background                                               39
8.2  Manner of Payment                                        39
8.3  Timing of Payments                                       39
8.4  Valuation                                                39
8.5  Payment of Deferred Compensation After Death             40

9.   Administration                                           40
9.1  Responsibility                                           40
9.2  Authority of the Administrator                           40
9.3  Discretionary Authority                                  41
9.4  Delegation of Authority                                  41

10.  Miscellaneous                                            41
10.1 Participant's Rights Unsecured                           41
10.2 Non-Assignability                                        41
10.3 Statement of Account                                     41
10.4 Amendment                                                41
10.5 Governing Law                                            41
10.6 No Guarantee of Tax Consequences                         42
10.7 Compliance with Securities Laws                          42

                           Eastman Kodak Company
                 Deferred Compensation Plan For Directors

                       Table of Contents (continued)

Article                                                       Page



11.  Change In Control                                        42
11.1 Background                                               42
11.2 Payment of Deferred Compensation                         42
11.3 Amendment On or After Change In Control                  42

12.  Retirement Plan Amounts                                  43
12.1 Background                                               43
12.2 Crediting of Accrued Benefit                             43
12.3 Dividend Equivalents                                     43
12.4 Stock Dividends, Recapitalization and Distributions      43
12.5 Remaining Terms of Plan                                  43

                           EASTMAN KODAK COMPANY

                 DEFERRED COMPENSATION PLAN FOR DIRECTORS


Preamble

The name of this Plan is the Eastman Kodak Company Deferred Compensation Plan for Directors. Its purpose is to provide certain members of the Board of Directors of Eastman Kodak Company with an opportunity to defer compensation earned as a Director.

Article 1 Definitions.

1.1  Account

"Account" means the Deferred Compensation Account or the Stock Account.

1.2  Administrator

"Administrator" means the Controller of Kodak.

1.3  Beneficiary

"Beneficiary" means the person or persons (including, but not limited to, a trust) designated as such in accordance with Section 8.5(C).

1.4  Board

"Board" means Board of Directors of Kodak.

1.5  Cash Deferrable Amount

"Cash Deferrable Amount" means that portion of a Participant's Deferrable Amount that would otherwise be paid to the Participant in cash absent the Participant's election to defer.

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

1.8  Deferrable Amount

"Deferrable Amount" means the amount of compensation (whether payable in cash or Common Stock) otherwise payable to a Participant (exclusive of expense reimbursements) for serving on the Board.

1.9  Deferred Compensation Account

"Deferred Compensation Account" means the account established by Kodak for each Participant that bears interest at the Interest Rate. The maintenance of individual Deferred Compensation Accounts is for bookkeeping purposes only.

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

1.12 Kodak

"Kodak" means Eastman Kodak Company.

1.13 Market Value

"Market Value" means the mean between the high and low at which the Common Stock trades as quoted in the New York Stock Exchange Composite
Transactions as published in The Wall Street Journal for the day for which the determination is to be made or, if such day is not a trading day, the immediately preceding trading day.

1.14 Plan

"Plan" means the Eastman Kodak Company Deferred Compensation Plan For Directors as adopted by the Board and amended.

1.15 Participant

"Participant" means (i) any member of the Board who is not an employee of Kodak; or (ii) any former member of the Board who has a balance in an Account under the Plan.

1.16 Stock Account

"Stock Account" means the account established by Kodak for each Participant, the performance of which is measured by reference to the Market Value of Common Stock. The maintenance of individual Stock Accounts is for bookkeeping purposes only.

1.17 Stock Deferrable Amount

"Stock Deferrable Amount" means that portion of a Participant's Deferrable Amount that would otherwise be paid to the Participant in Common Stock absent the Participant's election to defer.

1.18 Valuation Date

"Valuation Date" means, with regards to a Participant's Deferred
Compensation Account, the last day of each calendar month and, with regards to the Participant's Stock Account, the last business day of each calendar month.


Article 2 Term

The Plan became effective January 1, 1979.


Article 3 Participation

Only Participants shall be eligible to participate in the Plan.


Article 4 Deferral of Compensation

For any given calendar year, a Participant may make a deferral election, in accordance with the requirements of Article 5 below, to defer receipt of all or any portion of his or her Deferrable Amount to be earned during such year into his or her Accounts. Any Deferrable Amount that is so deferred shall be credited to the Participant's Accounts in accordance with Article 6 below.


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

5.4  Elections

A deferred compensation form filed by a Participant during an Enrollment Period shall indicate: (1) the amount of the Cash Deferrable Amount to be deferred; and (2) the amount of the Stock Deferrable Amount to be deferred. Cash Deferrable Amounts that are deferred by a Participant will be credited to the Participant's Deferred Compensation Account. Stock Deferrable Amounts that are deferred by a Participant will be credited to the Participant's Stock Account.


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

6.4  Stock Account Crediting

If a Participant elects to defer into his or her Stock Account, the Stock Account of the Participant will, for so long as the election remains in effect, be credited with that number of units of Common Stock equal to the number of shares of Common Stock that would otherwise be paid to the Participant but for his or her election to defer.

Article 7 Investment Elections

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

9.4  Delegation of Authority

The Administrator may delegate some or all of his or her authority under the Plan to any person or persons provided that any such delegation is in writing.


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

Article 12     Retirement Plan Amounts

12.1 Background

Effective as of February 12, 1999, the Eastman Kodak Company Retirement Plan for Directors (the "Retirement Plan") was amended and frozen. One of these amendments ceased the accrual of pension benefits for each Director serving as a member of the Board on February 12, 1999 (an "Incumbent Director") with regard to services rendered by the Incumbent Director after February 12, 1999. The Retirement Plan was also amended to direct that a one-time credit be made to each Incumbent Director's Account in an amount representing the present value of the Incumbent Director's accrued benefit under the Retirement Plan for all services rendered on or prior to February 12, 1999 (the "Accrued Benefit"). The terms of this Article 12 will apply to those amounts credited to a Participant's Account as required under the terms of the Retirement Plan.

12.2 Crediting of Accrued Benefit

Effective February 12, 1999, the Account of each Participant who is an Incumbent Director will be credited with an amount representing the Participant's Accrued Benefit. At the Participant's election, this amount will be credited to the Participant's Stock Account or Deferred Compensation Account. If the Accrued Benefit is credited to the Participant's Stock Account, the number of units that will be credited will equal the number of full shares of Common Stock that can be purchased with the dollar amount of the Participant's Accrued Benefit using the average of the Market Value of Common Stock for the period February 12, 1999 through May 12, 1999. Any fractional share will be rounded to the next whole share.

12.3 Dividend Equivalents

The units of Common Stock credited to a Participant's Stock Account under this Article 12 will accrue dividend equivalents in accordance with Section 7.4.

12.4 Stock Dividends, Recapitalization, and Distributions

The terms of Sections 7.5, 7.6 and 7.7 will apply to those units of Common Stock credited to a Participant's Stock Account under this Article 12.

12.5 Remaining Terms of Plan

All of the remaining terms of the Plan will apply to the Accrued Benefit credited to a Participant's Account under this Article 12, provided, however, they are not inconsistent with the terms of this Article 12.

                                                            Exhibit (10) R.





                           EASTMAN KODAK COMPANY








                 2000 OMNIBUS LONG-TERM COMPENSATION PLAN











                         Effective January 1, 2000

                           EASTMAN KODAK COMPANY
                 2000 OMNIBUS LONG-TERM COMPENSATION PLAN

Article                                                         Page

1.   Purpose and Term of Plan                                   46

2.   Definitions                                                46

3.   Eligibility                                                53

4.   Plan Administration                                        53

5.   Form of Awards                                             55

6.   Shares Subject to Plan                                     57

7.   Performance Awards                                         58

8.   Stock Options                                              60

9.   Stock Appreciation Rights                                  61

10.  Stock Awards                                               62

11.  Performance Units                                          63

12.  Performance Shares                                         63

13.  Performance Stock Program                                  64

14.  Payment of Awards                                          66

15.  Dividend and Dividend Equivalents                          68

16.  Deferral of Awards                                         68

17.  Change In Ownership                                        68

18.  Change In Control                                          70

19.  Miscellaneous                                              73

ARTICLE 1  --  PURPOSE AND TERM OF PLAN

1.1  Purpose

The purpose of the Plan is to provide motivation to selected Employees and Directors to put forth maximum efforts toward the continued growth, profitability, and success of the Company by providing incentives to such Employees and Directors through the ownership and performance of Kodak Common Stock.

1.2  Term

The Plan will become effective on January 1, 2000, subject to its approval by Kodak's shareholders at the 1999 Annual Meeting of the Shareholders. Awards may not be granted after December 31, 2004; except that the Committee may grant Awards after this date in recognition of performance for Performance Cycles commencing prior to such date.


ARTICLE 2  --  DEFINITIONS

In any necessary construction of a provision of this Plan, the masculine gender may include the feminine, and the singular may include the plural, and vice versa. This Plan should be construed in a manner consistent with the intent of Kodak to establish an omnibus long-term compensation plan subject to fixed accounting treatment.

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

2.3  Award Notice

"Award Notice" means the written document establishing the terms, conditions, restrictions, and/or limitations of an Award in addition to those established by this Plan and by the Committee's exercise of its administrative powers. The Committee will establish the form of the written document in the exercise of its sole and absolute discretion. The Committee may, but need not, require a Participant to sign a copy of the Award Notice as a precondition to receiving an Award.

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

2.6  Capital Charge

"Capital Charge" means, for a Performance Period, the amount obtained by multiplying the Cost of Capital for the Performance Period by the Operating Net Assets for the Performance Period.

2.7  Cause

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

2.8  CEO

"CEO" means the Chief Executive Officer of Kodak.

2.9  Change In Control

"Change In Control" means a change in control of Kodak of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item 1(a) of the Current Report on Form 8-K, as in effect on August 1, 1989, pursuant to Section 13 or 15(d) of the Exchange Act; provided that, without limitation, a Change In Control shall be deemed to have occurred at such time as (i) any "person" within the meaning of Section 14(d) of the Exchange Act, other than Kodak, a Subsidiary, or any employee benefit plan(s) sponsored by Kodak or any Subsidiary, is or has become the "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 25% or more of the combined voting power of the outstanding securities of Kodak ordinarily having the right to vote at the election of directors, or (ii) individuals who constitute the Board on January 1, 2000 (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to January 1, 2000 whose election, or nomination for election by Kodak's shareholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of Kodak in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this Plan, considered as though such person were a member of the Incumbent Board.

2.10  Change In Control Price

"Change In Control Price" means the highest closing price per share paid for the purchase of Common Stock on the New York Stock Exchange during the ninety (90) day period ending on the date the Change In Control occurs.

2.11  Change In Ownership

"Change In Ownership" means a Change In Control that results directly or indirectly in Kodak's Common Stock ceasing to be actively traded on the New York Stock Exchange.

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

2.14  Common Stock

"Common Stock" means common stock, $2.50 par value per share, of Kodak that may be newly issued or treasury stock.

2.15  Company

"Company" means Kodak and its Subsidiaries.

2.16  Cost of Capital

"Cost of Capital" means, for a Performance Period, the estimated weighted average of the Company's cost of equity and cost of debt for the Performance Period as determined by the Committee in its sole and absolute discretion. The Committee will determine the Cost of Capital for a Performance Period within the first 90 days of the Performance Period.

2.17  Covered Employee

"Covered Employee" means an Employee who is a "Covered Employee" within the meaning of Section 162(m) of the Code.

2.18  Director

"Director" means a non-employee member of the Board.

2.19  Disability

"Disability" means a disability under the terms of the long-term disability plan maintained by the Participant's employer, or in the absence of such a plan, the Kodak Long-Term Disability Plan.

2.20  Economic Profit

"Economic Profit" means, for a Performance Period, the Net Operating Profit After Tax that remains after subtracting the Capital Charge for such Performance Period. Economic Profit may be expressed as follows: Economic Profit = Net Operating Profit After Tax - Capital Charge. Economic Profit may be either positive or negative.

2.21  Economic Value Added or EVA

"Economic Value Added or EVA" means Economic Profit for the current year minus Economic Profit for the immediately prior year.

2.22  Effective Date

"Effective Date" means the date an Award is determined to be effective by the Committee upon its grant of such Award.

2.23  Employee

"Employee" means: (a) any person employed by Kodak on a full or part time basis; (b) any person employed by a Subsidiary on a full or part time basis; or (c) any person employed by a foreign country identified in writing by the Committee who is providing services to a Subsidiary pursuant to a written contract between such country and the Company and who would, but for the laws of such country, otherwise be classified by the Subsidiary as an Employee.

2.24  Exchange Act

"Exchange Act" means the Securities and Exchange Act of 1934, as amended from time to time, including rules thereunder and successor provision and rules thereto.

2.25  Key Employee

"Key Employee" means a senior level Employee who holds a position of responsibility in a managerial, administrative, or professional capacity.

2.26  Kodak

"Kodak" means Eastman Kodak Company.

2.27  Negative Discretion

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

2.28  Net Operating Profit After Tax

"Net Operating Profit After Tax" means, for a Performance Period, the after-tax operating earnings of the Company for the Performance Period adjusted for interest expense and Wang in-process R&D. The Committee is authorized at any time during the first 90 days of a Performance Period, or at any time thereafter in its sole and absolute discretion, to adjust or modify the calculation of Net Operating Profit After Tax for such Performance Period in order to prevent the dilution or enlargement of the rights of Participants, (a) in the event of, or in anticipation of, any dividend or other distribution (whether in the form of cash, securities or other property), recapitalization, restructuring, reorganization, merger, consolidation, spin off, combination, repurchase, share exchange, liquidation, dissolution, or other similar corporate transaction, event or development; (b) in recognition of, or in anticipation of, any other unusual or nonrecurring event affecting the Company, or the financial statements of the Company, or in response to, or in anticipation of, changes in applicable laws, regulations, accounting principles, or business conditions; (c) in recognition of, or in anticipation of, any other extraordinary gains or losses; and (d) in view of the Committee's assessment of the business strategy of the Company, performance of comparable organizations, economic and business conditions, and any other circumstances deemed relevant. However, if and to the extent the exercise of such authority after the first 90 days of a Performance Period would cause the Awards granted to the Covered Employees for the Performance
Period to fail to qualify as "Performance-Based Compensation" under Section 162(m) of the Code, then such authority shall only be exercised with respect to those Participants who are not Covered Employees.

2.29  Operating Net Assets

"Operating Net Assets" means, for a Performance Period, the net investment used in the operations of the Company. Operating Net Assets is calculated from the Company's audited consolidated financial statements as being total assets minus non-interest-bearing liabilities adjusted for LIFO inventories, postemployment benefits other than pensions (OPEB) and Wang in-process R&D. The Committee is authorized at any time during a Performance Period to adjust or modify the calculation of Operating Net Assets for such Performance Period in order to prevent the dilution or enlargement of the rights of Participants, (a) in the event of, or in anticipation of, any dividend or other distribution (whether in the form of cash, securities or other property), recapitalization, restructuring, reorganization, merger, consolidation, spin off, combination, repurchase, share exchange, liquidation, dissolution, or other similar corporate transaction, event or development; (b) in recognition of, or in anticipation of, any other unusual or nonrecurring event affecting the Company, or the financial statements of the Company, or in response to, or in anticipation of, changes in applicable laws, regulations, accounting principles, or business conditions; (c) in recognition of, or in anticipation of, any other extraordinary gains or losses; and (d) in view of the Committee's assessment of the business strategy of the Company, performance of comparable organizations, economic and business conditions, and any other circumstances deemed relevant. However, if and to the extent the exercise of such authority after the first 90 days of a Performance Period would cause the Awards granted to the Covered Employees for the Performance
Period to fail to qualify as "Performance-Based Compensation" under Section 162(m) of the Code, then such authority shall only be exercised with respect to those Participants who are not Covered Employees.

2.30  Participant

"Participant" means either an Employee or Director to whom an Award has been granted by the Committee under the Plan or a Key Employee who, for a Performance Cycle, has been selected to participate in the Performance Stock Program.

2.31  Performance Awards

"Performance Awards" means the Stock Awards, Performance units and Performance Shares granted to Covered Employees pursuant to Article 7. All Performance Awards are intended to qualify as "Performance-Based
Compensation" under Section 162(m) of the Code.

2.32  Performance Criteria

"Performance Criteria" means the one or more criteria that the Committee shall select for purposes of establishing the Performance Goal(s) for a Performance Period or Performance Cycle. The Performance Criteria that will be used to establish such Performance Goal(s) shall be limited to the following: Economic Profit/EVA, return on net assets ("RONA"), return on shareholders' equity, return on assets, return on capital, shareholder returns, total shareholder return, profit margin, earnings per share, net earnings, operating earnings, Common Stock price per share, and sales or market share. To the extent required by Section 162(m) of the Code, the Committee shall, within the first 90 days of a Performance Period or Performance Cycle (or, if longer, within the maximum period allowed under Section 162(m) of the Code), define in an objective fashion the manner of calculating the Performance Criteria it selects to use for such Performance Period or Performance Cycle.

2.33  Performance Cycle

"Performance Cycle" means the one or more periods of time, which may be of varying and overlapping durations, as the Committee may select, over which the attainment of one or more Performance Goals will be measured for the purpose of determining a Participant's right to and the payment of an Award under the Performance Stock Program. In no event, however, shall a Performance Cycle exceed 3 years.

2.34  Performance Formula

"Performance Formula" means, for a Performance Period or Performance Cycle, the one or more objective formulas applied against the relevant Performance Goal(s) to determine, with regards to the Award of a particular Participant, whether all, some portion but less than all, or none of the Award has been earned for the Performance Period or Performance Cycle. In the case of an Award under the Performance Stock Program, in the event the Performance Goal(s) for a Performance Cycle are achieved, the Performance Formula shall determine what percentage of the Participant's Target Award for the Performance Cycle will be earned.

2.35  Performance Goals

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

2.36  Performance Period

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

2.37  Performance Stock Program

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

2.38  Plan

"Plan" means the 2000 Omnibus Long-Term Compensation Plan.

2.39  Retirement

"Retirement" means, in the case of a Participant employed by Kodak, voluntary termination of employment: (i) on or after age 55 with 10 or more years of service or on or after age 65; or (ii) at any time if the Participant had an age and years of service combination of at least 75 points on December 31, 1995. In the case of a Participant employed by a Subsidiary, "Retirement" means early or normal retirement under the terms of the Subsidiary's retirement plan, or if the Subsidiary does not have a retirement plan, termination of employment on or after age 60. A Participant must voluntarily terminate his or her employment in order for his or her termination of employment to be for "Retirement."

2.40  Stock Award

"Stock Award" means an award granted pursuant to Article 10 in the form of shares of Common Stock, restricted shares of Common Stock, and/or Units of Common Stock.

2.41  Subsidiary

"Subsidiary" means a corporation or other business entity in which Kodak directly or indirectly has an ownership interest of 50 percent or more except that with respect to incentive stock options, "Subsidiary" shall mean "subsidiary corporation" as defined in Section 424(f) of the Code.

2.42  Target Award

"Target Award" means, for a Performance Cycle, the target award amount, expressed as a number of shares of Common Stock, established for each wage grade by the Committee for the Performance Cycle. The fact, however, that a Target Award is established for a Participant's wage grade shall not in any manner entitle the Participant to receive an Award for such Performance Cycle.

2.43  Unit

"Unit" means a bookkeeping entry used by the Company to record and account for the grant of the following Awards until such time as the Award is paid, canceled, forfeited or terminated, as the case may be: Units of Common Stock, performance units, and performance shares which are expressed in terms of Units of Common Stock.


ARTICLE 3  --  ELIGIBILITY

3.1  In General

Subject to Section 3.2, all Employees and Directors are eligible to participate in the Plan. The Committee may select, from time to time, Participants from those Employees who, in the opinion of the Committee, can further the Plan's purposes. In addition, the Committee may select, from time to time, Participants from those Directors (who may or may not be Committee members) who, in the opinion of the Committee, can further the Plan's purposes. Once a Participant is so selected, the Committee shall determine the type(s) of Awards to be made to the Participant and shall establish in the related Award Notice(s) the terms, conditions, restrictions and/or limitations, if any, applicable to the Award(s) in addition to those set forth in this Plan and the administrative rules and regulations issued by the Committee.

3.2  Performance Stock Program

Only Key Employees shall be eligible to participate in the Performance Stock Program.


ARTICLE 4  --  PLAN ADMINISTRATION

4.1  Responsibility

The Committee shall have total and exclusive responsibility to control, operate, manage and administer the Plan in accordance with its terms.

4.2  Authority of the Committee

The Committee shall have all the authority that may be necessary or helpful to enable it to discharge its responsibilities with respect to the Plan. Without limiting the generality of the preceding sentence, the Committee shall have the exclusive right to: (a) select the Participants and determine the type of Awards to be made to Participants, the number of shares subject to Awards and the terms, conditions, restrictions and limitations of the Awards; (b) interpret the Plan; (c) determine eligibility for participation in the Plan; (d) decide all questions concerning eligibility for and the amount of Awards payable under the Plan;
(e) construe any ambiguous provision of the Plan; (f) correct any default;
(g) supply any omission; (h) reconcile any inconsistency; (i) issue administrative guidelines as an aid to administer the Plan and make changes in such guidelines as it from time to time deems proper; (j) make regulations for carrying out the Plan and make changes in such regulations as it from time to time deems proper; (k) determine whether Awards should be granted singly, in combination or in tandem; (l), to the extent permitted under the Plan, grant waivers of Plan terms, conditions, restrictions, and limitations; (m) accelerate the vesting, exercise, or payment of an Award or the performance period of an Award when such action or actions would be in the best interest of the Company; (n) establish such other types of Awards, besides those specifically enumerated in Article 5 hereof, which the Committee determines are consistent with the Plan's purpose; (o) subject to Section 8.2, grant Awards in replacement of Awards previously granted under this Plan or any other executive compensation plan of the Company; (p) establish and administer the Performance Goals and certify whether, and to what extent, they have been attained; (q) determine the terms and provisions of any agreements entered into hereunder; (r) take any and all other action it deems necessary or advisable for the proper operation or administration of the Plan; and (s) make all other determinations it deems necessary or advisable for the administration of the Plan, including factual determinations.

4.3  Discretionary Authority

The Committee shall have full discretionary authority in all matters related to the discharge of its responsibilities and the exercise of its authority under the Plan including, without limitation, its construction of the terms of the Plan and its determination of eligibility for participation and Awards under the Plan. It is the intent of Plan that the decisions of the Committee and its actions with respect to the Plan shall be final, binding and conclusive upon all persons having or claiming to have any right or interest in or under the Plan.

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

4.6  Allocation and Delegation of Authority

The Committee may allocate all or any portion of its responsibilities and powers under the Plan to any one or more of its members and may delegate all or any part of its responsibilities and powers to any person or persons selected by it provided that any such allocation or delegation be in writing; provided, however, that only the Committee may select and grant Awards to Participants who are subject to Section 16 of the Exchange Act or are Covered Employees. The Committee may revoke any such allocation or delegation at any time for any reason with or without prior notice.


ARTICLE 5  --  FORM OF AWARDS

5.1  In General

Awards may, at the Committee's sole discretion, be paid in the form of Performance Awards pursuant to Article 7, stock options pursuant to Article 8, stock appreciation rights pursuant to Article 9, Stock Awards pursuant to Article 10, performance units pursuant to Article 11, performance shares pursuant to Article 12, shares of Common Stock pursuant to Article 13, any form established by the Committee pursuant to Subsection 4.2(n), or a combination thereof. All Awards shall be subject to the terms, conditions, restrictions and limitations of the Plan. The Committee may, in its sole judgment, subject an Award to such other terms, conditions, restrictions and/or limitations (including, but not limited to, the time and conditions of exercise and restrictions on transferability and vesting), provided they are not inconsistent with the terms of the Plan. Awards under a particular Article of the Plan need not be uniform and Awards under two or more Articles may be combined into a single Award Notice. Any combination of Awards may be granted at one time and on more than one occasion to the same Participant. For purposes of the Plan, the value of any Award granted in the form of Common Stock shall be the mean between the high and low at which the Common Stock trades on the New York Stock Exchange as of the date of the grant's Effective Date.

5.2  Foreign Jurisdictions

(a) Special Terms. In order to facilitate the making of any Award to Participants who are employed by the Company outside the United States (or who are foreign nationals temporarily within the United States), the Committee may provide for such modifications and additional terms and conditions ("special terms") in Awards as the Committee may consider necessary or appropriate to accommodate differences in local law, policy or custom or to facilitate administration of the Plan. The special terms may provide that the grant of an Award is subject to (1) applicable governmental or regulatory approval or other compliance with local legal requirements and/or (2) the execution by the Participant of a written instrument in the form specified by the Committee, and that in the event such conditions are not satisfied, the grant shall be void. The special terms may also provide that an Award shall become exercisable or redeemable, as the case may be, if an Employee's employment with the Company ends as a result of workforce reduction, realignment or similar measure and the Committee may designate a person or persons to make such determination for a location. The Committee may adopt or approve sub-plans, appendices or supplements to, or amendments, restatements, or alternative versions of, the Plan as it may consider necessary or appropriate for purposes of implementing any special terms, without thereby affecting the terms of the Plan as in effect for any other purpose; provided, however, no such sub-plans, appendices or supplements to, or amendments, restatements, or alternative versions of, the Plan shall: (a) increase the limitations contained in Sections 6.3, 7.5, 8.6, 9.6 and 13.6;
(b) increase the number of available shares under Section 6.1; or (c) cause the Plan to cease to satisfy any conditions of Rule 16b-3 under the Exchange Act or, with respect to Covered Employees, Section 162(m) of the Code.

(b) Currency Effects. Unless otherwise specifically determined by the Committee, all Awards and payments pursuant to such Awards shall be determined in U.S. currency. The Committee shall determine, in its discretion, whether and to the extent any payments made pursuant to an Award shall be made in local currency, as opposed to U.S. dollars. In the event payments are made in local currency, the Committee may determine, in its discretion and without liability to any Participant, the method and rate of converting the payment into local currency.

(c) Modifications to Awards. The Committee shall have the right at any time and from time to time and without prior notice to modify outstanding Awards to comply with or satisfy local laws and regulations or to avoid costly governmental filings. By means of illustration but not limitation, the Committee may restrict the method of exercise of an Award to avoid securities laws or exchange control filings, laws or regulations.

(d) Acquired Rights. No Employee in any country shall have any right to receive an Award, except as expressly provided for under the Plan. All Awards made at any time are subject to the prior approval of the Committee.

ARTICLE 6  --  SHARES  SUBJECT TO PLAN

6.1  Available Shares

The maximum number of shares of Common Stock, $2.50 par value per share, of Kodak which shall be available for grant of Awards under the Plan (including incentive stock options) during its term shall not exceed 22,000,000. (Such amount shall be subject to adjustment as provided in Section 6.2.) Any shares of Common Stock related to Awards which terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, are settled in cash in lieu of Common Stock, or are exchanged with the Committee's permission for Awards not involving Common Stock, shall be available again for grant under the Plan. Moreover, if the option price of any stock option granted under the Plan is satisfied by tendering shares of Common Stock to the Company (by either actual delivery or by attestation), only the number of shares of Common Stock issued net of the shares of Common Stock tendered will be deemed delivered for purposes of determining the maximum number of shares of Common Stock available for delivery under the Plan. The maximum number of shares available for issuance under the Plan shall not be reduced to reflect any dividends or dividend equivalents that are reinvested into additional shares of Common Stock or credited as additional performance shares. The shares of Common Stock available for issuance under the Plan may be authorized and unissued shares or treasury shares.

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

6.3 Maximum Number of Shares for Stock Awards, Performance Units and Performance Shares

(a) Plan Limit. From the maximum number of shares available for issuance under the Plan under Section 6.1, the maximum number of shares of Common Stock, $2.50 par value per share, which shall be available for Awards granted in the form of Stock Awards under Article 10, performance units under Article 11 and performance shares under Article 12 (including those issued in the form of Performance Awards under Article 7) under the Plan during its term shall be 3,500,000. If granted, 1,000,000 of these shares may be awarded only if the Company achieves a specific Performance Goal. The Performance Goal is total shareholder return by the Company equal to at least that earned over the same period by a company at the 50th percentile in terms of total shareholder return within the Standard & Poor's 500 Composite Stock Price Index. Fifty percent of the Award will be earned if this Performance Goal is achieved. One hundred percent of the Award will be earned if total shareholder return for the period equals that of a company at the 60th percentile in terms of total shareholder return within the Standard & Poor's Composite Stock Price Index.

(b) Annual Limit. The maximum number of shares of Common Stock, $2.50 par value per share, that may be awarded to any one Participant in a single calendar year in the form of Stock Awards under Article 10, performance units under Article 11 and performance shares under Article 12 (including those issued in the form of Performance Awards under Article 7) is 75,000 shares of Common Stock.


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

7.5  Maximum Award Payable

Notwithstanding any provision contained in the Plan to the contrary, the maximum Performance Award payable to any one Participant under the Plan for a Performance Period is 75,000 shares of Common Stock or, in the event the Performance Award is paid in cash, the equivalent cash value thereof on the Performance Award's Effective Date.

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

8.2  Terms and Conditions of Stock Options

An option shall be exercisable in accordance with such terms and conditions and at such times and during such periods as may be determined by the Committee. The price at which Common Stock may be purchased upon exercise of a stock option shall be not less than 100% of the fair market value of the Common Stock, as determined by the Committee, on the Effective Date of the option's grant. Moreover, all options shall not expire later than 10 years from the Effective Date of the option's grant. Stock options shall not be repriced, i.e., there shall be no grant of a stock option(s) to a Participant in exchange for a Participant's agreement to cancellation of a higher-priced stock option(s) that was previously granted to such Participant.

8.3  Restrictions Relating to Incentive Stock Options

Stock options issued in the form of incentive stock options shall, in addition to being subject to the terms and conditions of Section 8.2, comply with Section 422 of the Code. Accordingly, the aggregate fair market value (determined at the time the option was granted) of the Common Stock with respect to which incentive stock options are exercisable for the first time by a Participant during any calendar year (under this Plan or any other plan of the Company) shall not exceed $100,000 (or such other limit as may be required by the Code). From the maximum number of shares available for issuance under the Plan under Section 6.1, the number of shares of Common Stock that shall be available for incentive stock options granted under the Plan is 22,000,000.

8.4  Additional Terms and Conditions

The Committee may, by way of the Award Notice or otherwise, establish such other terms, conditions, restrictions and/or limitations, if any, of any stock option Award, provided they are not inconsistent with the Plan.

8.5  Exercise

Upon exercise, the option price of a stock option may be paid in cash, or by tendering, by either actual delivery or shares or by attestation, shares of Common Stock, a combination of the foregoing, or such other consideration as the Committee may deem appropriate. Any shares of Common Stock tendered by a Participant upon exercise of a stock option must, if acquired by the Participant pursuant to a previous stock option exercise, be owned by the Participant for at least six months prior to the date of exercise of the stock option. The Committee shall establish appropriate methods for accepting Common Stock, whether restricted or unrestricted, and may impose such conditions as it deems appropriate on the use of such Common Stock to exercise a stock option. Subject to Section 19.9, stock options awarded under the Plan may also be exercised by way of the Company's broker-assisted stock option exercise program, provided such program is available at the time of the option's exercise. The Committee may permit a Participant to satisfy any amounts required to be withheld under applicable Federal, state and local tax laws, in effect from time to time, by electing to have the Company withhold a portion of the shares of Common Stock to be delivered for the payment of such taxes.

8.6  Maximum Award Payable

Notwithstanding any provision contained in the Plan to the contrary, the maximum number of shares for which stock options may be granted under the Plan to any one Participant for a Performance Period is 300,000 shares of Common Stock.


ARTICLE 9  --  STOCK APPRECIATION RIGHTS

9.1  In General

Awards may be granted in the form of stock appreciation rights ("SARs"). SARs entitle the Participant to receive a payment equal to the appreciation in a stated number of shares of Common Stock from the exercise price to the market value of the Common Stock on the date of exercise. An SAR may be granted in tandem with all or a portion of a related stock option under the Plan ("Tandem SARs"), or may be granted separately ("Freestanding SARs").
A Tandem SAR may be granted either at the time of the grant of the related stock option or at any time thereafter during the term of the stock option. All Awards under the Plan issued to Covered Employees in the form of an SAR shall qualify as "Performance-Based Compensation" under Section 162(m) of the Code.

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

9.3  Terms and Conditions of Freestanding SARs

Freestanding SARs shall be exercisable in accordance with such terms and conditions and at such times and during such periods as may be determined by the Committee. The exercise price of a Freestanding SAR shall be not less than 100% of the fair market value of the Common Stock, as determined by the Committee, on the Effective Date of the Freestanding SAR's grant. Moreover, all Freestanding SARs shall not expire later than 10 years from the Effective Date of the Freestanding SAR's grant.

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

9.6  Maximum Award Payable

Notwithstanding any provision contained in the Plan to the contrary, the maximum number of shares for which SARs may be granted under the Plan to any one Participant for a Performance Period is 300,000 shares of Common Stock.


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

12.1  Grants

Awards may be granted in the form of performance shares. Performance shares, as that term is used in this Plan, shall refer to shares of Common Stock or Units that are expressed in terms of Common Stock.

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

(d) Negative Discretion. In determining the actual size of an individual Award to be paid to a Participant for a Performance Cycle, the Committee may, through the use of Negative Discretion, reduce or eliminate the amount of the Award earned by the Participant under the Performance Formula for the Performance Cycle, if in its sole judgment, such reduction or elimination is appropriate.

(e) Timing of Award Payments. Any Awards payments that are to made for a Performance Cycle shall be paid on the Award Payment Date for such Performance Cycle.

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

13.6  Maximum Award Payable

Notwithstanding any provision contained in the Plan to the contrary, the maximum Award payable to any one Participant under the Performance Stock Program for a Performance Cycle is 75,000 shares of Common Stock.

13.7  Termination of Employment During Performance Cycle

In the event a Participant terminates employment due to death, Disability, Retirement or termination of employment for an Approved Reason prior to the Award Payment Date for a Performance Cycle, the Participant will remain eligible for a pro-rata Award. The amount of the pro-rata Award shall be determined by multiplying the Award, if any, that the Participant would have otherwise been awarded by the Committee if he or she had been a Participant through the Award Payment Date for the Performance Cycle by a fraction, the numerator of which is the number of full months he or she was a Participant during such Performance Cycle over the total number of full months in the Performance Cycle. For purposes of this calculation, a partial month of participation shall: (1) be treated as a full month of participation to the extent a Participant participates in the Performance Stock Program on 15 or more days of such month; and (2) not be taken into consideration to the extent the Participant participates in the Performance Stock Program for less than 15 days of such month. Such pro-rata Award shall be paid in the form of shares of Common Stock, not subject to any restrictions, limitations or escrow requirements. In the event of Disability, Retirement or termination for an Approved Reason, the pro-rata Award shall be paid directly to the Participant and, in the event of death, to the Participant's estate.

13.8  Awards

Any Awards payments that are to made for a Performance Cycle shall be paid by the Committee on the Award Payment Date for such Performance Cycle in the form of shares of Common Stock. Such shares of Common Stock shall be subject to such terms, conditions, limitations and restrictions as the Committee, in its sole judgment, determines.


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

14.2  Termination of Employment

The Committee shall have the authority to determine the treatment of a Participant's Award under the Plan in the event of the Participant's termination of employment, provided, however, in the case of Awards issued under the Performance Stock Program, such rules and regulations are consistent with Section 13.7.

14.3  Inimical Conduct

If a Participant performs any act or engages in any activity which the CEO, in the case of an Employee or former Employee, or the Committee, in the case of a Director or former Director, determines is inimical to the best interests of the Company, the Participant shall, effective as of the date the Participant engages in such conduct, forfeit all unexercised, unearned, and/or unpaid Awards, including, but not by way of limitation, Awards earned but not yet paid, all unpaid dividends and dividend equivalents, and all interest, if any, accrued on the foregoing.

14.4  Breach of Employee's Agreement

(a) In General. A Participant who engages in conduct described in Section 14.4(c) below shall immediately: (1) forfeit, effective as of the date the Participant engages in such conduct, all unexercised, unearned, and/or unpaid Awards, including, but not by way of limitation, Awards earned but not yet paid, all unpaid dividends and dividend equivalents, and all interest, if any, accrued on the foregoing; and (2) pay to the Company the amount of any gain realized or payment received as a result of any stock option or stock appreciation right exercised by the Participant under the Plan within the two year period immediately preceding the date the Participant engages in such conduct.

(b) Set-Off. By accepting an Award under this Plan, a Participant consents to a deduction from any amounts the Company owes the Participant from time to time (including, but not limited to, amounts owed to the Participant as wages or other compensation, fringe benefits, or vacation pay), to the extent of the amounts the Participant owes the Company under
Section 14.4(a). Whether or not the Company elects to make any set-off in whole or in part, if the Company does not recover by means of set-off the full amount the Participant owes the Company, the Participant shall immediately pay the unpaid balance to the Company.

(c) Conduct. The following conduct shall result in the consequences described in Section 14.4(a):

1. Kodak. In the case of a Participant who has signed an Eastman Kodak Company Employee's Agreement, the Participant's breach of the Eastman Kodak Company Employee's Agreement.

2. Subsidiary. In the case of a Participant who is employed by a Subsidiary and has signed a written agreement with the Subsidiary that contains restrictive covenants similar to those in the Eastman Kodak Company Employee's Agreement, the Participant's breach of such written agreement.

3. Other Participants. In the case of a Participant other than a Participant described in Section 14.4(c)(1) or (2) above, the Participant without the prior written consent of Kodak, in the case of an Employee or former Employee, or the Committee, in the case of a Director or former
Director: (i) engages directly or indirectly in any manner or capacity as principal, agent, partner, officer, director, stockholder, employee, or otherwise, in any business or activity competitive with the business conducted by Kodak or any Subsidiary; or (ii) at any time divulges to any person or any entity other than the Company any trade secrets, methods, processes or the proprietary or confidential information of the Company. For purposes of this Section 14.4(c)(3), a Participant shall not be deemed a stockholder if the Participant's record and beneficial ownership amount to not more than 1% of the outstanding capital stock of any company subject to the periodic and other reporting requirements of the Exchange Act.

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

A Participant in one or more "current performance periods" shall be considered to have earned and, therefore, be entitled to receive, a prorated portion of the Awards previously granted to him for each such "current performance period." Such prorated portion shall be determined by multiplying the number of performance shares or performance units, as the case may be, granted to the Participant by a fraction, the numerator of which is the total number of whole months that have elapsed since the beginning of the "current performance period," and the denominator of which is the total number of full months in such "current performance period." For purposes of this calculation, a partial month shall be treated as a full month to the extent 15 or more days in such month have elapsed.

A Participant in one or more "completed performance periods" shall be considered to have earned and, therefore, be entitled to receive all the performance shares or performance units, as the case may be, previously granted to him during each such "completed performance period."

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

17.6  Payment of Awards

Upon a Change In Ownership, any Participant, whether or not he or she is still employed by the Company, shall be paid, in a single lump-sum cash payment, as soon as practicable but in no event later than 90 days after the Change In Ownership, all of his or her Units of Common Stock, Freestanding SARs, stock options (including incentive stock options), Stock Awards (including those issued as Performance Awards under Article 7), performance units and shares (including those earned as a result of the application of Section 17.3 above), all other outstanding stock-based Awards (including those earned as a result of the application of Section
17.4 above and those granted by the Committee pursuant to its authority under Subsection 4.2(n) hereof), and all other outstanding Awards.

17.7  Deferred Awards

Upon a Change In Ownership, all Awards deferred by a Participant under
Article 16 hereof, but for which he or she has not received payment as of such date, shall be paid in a single lump-sum cash payment as soon as practicable, but in no event later than 90 days after the Change In Ownership. For purposes of making such payment, the value of all Awards that are stock based shall be determined by the Change In Control Price.

17.8  Miscellaneous

Upon a Change In Ownership, (i) the provisions of Sections 14.2, 14.3, 14.4 and 19.3 hereof shall become null and void and of no further force and effect; and (ii) no action, including, but not by way of limitation, the amendment, suspension, or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of the Plan with respect to any Award to which the Participant may have become entitled hereunder on or prior to the date of such action or as a result of such Change In Ownership.


ARTICLE 18  --  CHANGE IN CONTROL

18.1  Background

Notwithstanding any provision contained in the Plan, including, but not limited to, Sections 4.4 and 19.11, the provisions of this Article 18 shall control over any contrary provision. All Participants shall be eligible for the treatment afforded by this Article 18 if their employment by the Company terminates within two years following a Change In Control, unless the termination is due to (i) death, (ii) Disability, (iii) Cause, (iv) resignation other than (A) resignation from a declined reassignment to a job that is not reasonably equivalent in responsibility or compensation (as defined in Kodak's Termination Allowance Plan), or that is not in the same geographic area (as defined in Kodak's Termination Allowance Plan), or (B) resignation within 30 days following a reduction in base pay, or (v) Retirement.

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

18.7  Payment of Awards

If a Participant is eligible for treatment under this Article 18, he or she shall be paid, in a single lump-sum cash payment, as soon as practicable but in no event later than 90 days after the date of his or her termination of employment, all of his or her Units of Common Stock, Freestanding SARs, stock options (including incentive stock options), Stock Awards (including those issued as Performance Awards under Article 7), performance units and shares (including those earned as a result of the application of Section
18.4 above), all other outstanding stock-based Awards (including those earned as a result of the application of Section 18.5 above and those granted by the Committee pursuant to its authority under Subsection 4.2(n) hereof), and all other outstanding Awards.

18.8  Deferred Awards

If a Participant is eligible for treatment under this Article 18, all of his or her deferred Awards for which payment has not been received as of the date of his or her termination of employment shall be paid to the Participant in a single lump-sum cash payment as soon as practicable, but in no event later than 90 days after the date of the Participant's termination. For purposes of making such payment, the value of all Awards that are stock based shall be determined by the Change In Control Price.

18.9  Miscellaneous

Upon a Change In Control, (i) the provisions of Sections 14.2, 14.3, 14.4 and 19.3 hereof shall become null and void and of no force and effect insofar as they apply to a Participant who has been terminated under the conditions described in Section 18.1 above; and (ii) no action, including, but not by way of limitation, the amendment, suspension or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of the Plan with respect to any Award to which the Participant may have become entitled hereunder on or prior to the date of the Change In Control or to which he or she may become entitled as a result of such Change In Control.

18.10  Legal Fees

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

19.1  Nonassignability

(a) In General. Except as otherwise determined by the Committee or as otherwise provided in Subsection (b) below, no Awards or any other payment under the Plan shall be subject to any manner to alienation, anticipation, sale, transfer (except by will or the laws of descent and distribution), assignment, pledge, or encumbrance, nor shall any Award be payable to or exercisable by anyone other than the Participant to whom it was granted.

(b) Nonqualified Stock Options. The Committee shall have the discretionary authority to grant Awards of nonqualified stock options or amend outstanding Awards of nonqualified stock options to provide that they be transferable, subject to such terms and conditions as the Committee shall establish. In addition to any such terms and conditions, the following terms and conditions shall apply to all transfers of nonqualified stock options:

1. Permissible Transferors. The only Participants permitted to transfer their nonqualified stock options are those Participants who are, on the date of the transfer of their nonqualified stock option, either in wage grade 56 or above, or the equivalent thereof, a corporate officer of Kodak, or a Director.

2. Permissible Transferees. Transfers shall only be permitted to: (i) the Participant's "Immediate Family Members," as that term is defined in Subsection (b)(9) below; (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; or (iii) a family partnership or family limited partnership in which each partner is, at the time of transfer and all times subsequent thereto, either an Immediate Family Member or a trust for the exclusive benefit of one or more Immediate Family Members.

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

7. Terms and Conditions of Transferred Option. Upon transfer, a nonqualified stock option continues to be governed by and subject to the terms and conditions of the Plan and the option's applicable administrative guide and Award Notice. A transferee of a nonqualified stock option is entitled to the same rights as the Participant to whom such nonqualified stock options was awarded, as if no transfer had taken place. Accordingly, the rights of the transferee are subject to the terms and conditions of the original grant to the Participant, including provisions relating to expiration date, exercisability, option price and forfeiture.

8. Notice to Transferees. Kodak shall be under no obligation to provide a transferee with any notice regarding the transferred options held by the transferee upon forfeiture or any other circumstance.

9. Immediate Family Member. For purposes of this Section 19.1, the term "Immediate Family Member" shall mean the Participant and his or her spouse, children or grandchildren, whether natural, step or adopted children or grandchildren.

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

19.5  No Right to Continued Employment or Grants

Participation in the Plan shall not give any Employee any right to remain in the employ of Kodak or any Subsidiary. Kodak or, in the case of employment with a Subsidiary, the Subsidiary, reserves the right to terminate any Employee at any time. Further, the adoption of this Plan shall not be deemed to give any Employee or any other individual any right to be selected as a Participant or to be granted an Award. In addition, no Employee having been selected for an Award, shall have at any time the right to receive any additional Awards.

19.6  Amendment/Termination

The Committee may suspend or terminate the Plan at any time for any reason with or without prior notice. In addition, the Committee may, from time to time for any reason and with or without prior notice, amend the Plan in any manner, but may not without shareholder approval adopt any amendment which would require the vote of the shareholders of Kodak pursuant to Section 162(m) of the Code, but only insofar as such amendment affects Covered Employees.

19.7  Governing Law

The Plan shall be governed by and construed in accordance with the laws of the State of New York, except as superseded by applicable Federal Law, without giving effect to its conflicts of law provisions.

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

19.9  Section 16 of the Exchange Act

In order to avoid any Exchange Act violations, the Committee may, from time to time, impose additional restrictions upon an Award, including but not limited to, restrictions regarding tax withholdings and restrictions regarding the Participant's ability to exercise Awards under the Company's broker-assisted stock option exercise program.

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

                                                            Exhibit (10) S.


                           EASTMAN KODAK COMPANY






                2000 MANAGEMENT VARIABLE COMPENSATION PLAN









                         Effective January 1, 2000

                           EASTMAN KODAK COMPANY

                2000 MANAGEMENT VARIABLE COMPENSATION PLAN


Article                                                            Page

1.   Purpose, Effective Date and Term of Plan                      78

2.   Definitions                                                   78

3.   Eligibility                                                   84

4.   Plan Administration                                           84

5.   Form of Awards                                                85

6.   Setting Performance Goals and Performance Formula             85

7.   Award Determination                                           86

8.   Payment of Awards for a Performance Period                    87

9.   Deferral of Awards                                            88

10.  Additional Awards                                             88

11.  Change In Ownership                                           88

12.  Change In Control                                             89

13.  Miscellaneous                                                 90

ARTICLE 1  --  PURPOSE, EFFECTIVE DATE AND TERM OF PLAN

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

1.2  Effective Date

The Plan shall be effective as of January 1, 2000, subject to approval by Kodak's shareholders at the 1999 Annual Meeting of the Shareholders of Kodak.

1.3  Term

Awards shall not be granted pursuant to the Plan after December 31, 2004; provided, however, the Committee may grant Awards after such date in recognition of performance for a Performance Period completed on or prior to such date.


ARTICLE 2  --  DEFINITIONS

2.1  Actual Award Pool

"Actual Award Pool" means, for a Performance Period, the amount determined in accordance with Section 7.2(e). The Actual Award Pool for a Performance Period determines the aggregate amount of all the Awards that are to be issued under the Plan for such Performance Period.

2.2  Award

"Award" means the compensation granted to a Participant by the Committee for a Performance Period pursuant to Articles 7 and 8 or the compensation granted to a Key Employee by the Committee pursuant to Article 10. All Awards shall be issued in the form specified by Article 5.

2.3  Award Payment Date

"Award Payment Date" means, for each Performance Period, the date that the amount of the Award for that Performance Period shall be paid to the Participant under Article 8, without regard to any election to defer receipt of the Award made by the Participant under Article 9 of the Plan.

2.4  Board

"Board" means the Board of Directors of Kodak.

2.5  Capital Charge

"Capital Charge" means, for a Performance Period, the amount obtained by multiplying the Cost of Capital for the Performance Period by Operating Net Assets for the Performance Period.

2.6  Carryforward Amount

"Carryforward Amount" means, for any Performance Period, the sum of the Carryovers for all prior Performance Periods less the sum of all Awards granted from the Carryforward Amount pursuant to Articles 7 and 10. To the extent the sum of all Awards paid for a Performance Period exceeds the Maximum Award for such period, the Carryforward Amount shall be reduced by an amount equal to such difference.

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

2.9  CEO

"CEO" means the Chief Executive Officer of Kodak.

2.10 Change In Control

"Change In Control" means a change in control of Kodak of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item 1(a) of the Current Report on Form 8-K, as in effect on August 1, 1989, pursuant to Section 12 or 15(d) of the Exchange Act; provided that, without limitation, a Change In Control shall be deemed to have occurred at such time as (i) any "person" within the meaning of Section 13(d) of the Exchange Act, other than Kodak, a Subsidiary, or any employee benefit plan(s) sponsored by Kodak or any Subsidiary, is or has become the "beneficial owner," as defined in Rule 12d-3 under the Exchange Act, directly or indirectly, of 25% or more of the combined voting power of the outstanding securities of Kodak ordinarily having the right to vote at the election of directors, or (ii) individuals who constitute the Board on January 1, 2000 (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to January 1, 2000 whose election, or nomination for election by Kodak's shareholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of Kodak in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this Plan, considered as though such person were a member of the Incumbent Board.

2.11 Change In Ownership

"Change In Ownership" means a Change In Control that results directly or indirectly in Kodak's Common Stock ceasing to be actively traded on the New York Stock Exchange.

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

2.14 Company

"Company" means Kodak and its Subsidiaries.

2.15 Cost of Capital

"Cost of Capital" means, for a Performance Period, the estimated weighted average of the Company's cost of equity and cost of debt for the Performance Period as determined by the Committee in its sole and absolute discretion. The Committee will determine the Cost of Capital for a Performance Period within the first 90 days of the Performance Period.

2.16 Covered Employee

"Covered Employee" means a Key Employee who is either a "Covered Employee" within the meaning of Section 162(m) of the Code or a Key Employee who the Committee has identified as a potential "Covered Employee" within the meaning of Section 162(m) of the Code.

2.17 Disability

"Disability" means a disability under the terms of any long-term disability plan maintained by the Company.

2.18 Economic Profit

"Economic Profit" means, for a Performance Period, the Net Operating Profit After Tax that remains after subtracting the Capital Charge for such Performance Period. Economic Profit may be expressed as follows: Economic Profit = Net Operating Profit After Tax - Capital Charge. Economic Profit may be either positive or negative.

2.19 Economic Value Added or EVA

"Economic Value Added or EVA" means Economic Profit for the current year minus Economic Profit for the immediately prior year.

2.20 Effective Date

"Effective Date" means the date an Award is determined to be effective by the Committee upon its grant of such Award.

2.21 Exchange Act

"Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, including rules thereunder and successor provisions and rules thereto.

2.22 Key Employee

"Key Employee" means either (a) a salaried employee of the Company in wage grade 48 or above, or the equivalent thereof; or (b) a salaried employee of the Company who holds a position of responsibility in a managerial, administrative, or professional capacity and is in wage grade 43 or above

2.23 Kodak

"Kodak" means Eastman Kodak Company.

2.24 Maximum Award

"Maximum Award" means, for a Performance Period, the dollar amount calculated in accordance with Section 7.2(b) by applying the Performance Formula for such Performance Period against the Performance Goals for the same Performance Period. The Maximum Award for a Performance Period is an addend in the calculation of the Maximum Award Pool for such Performance Period.

2.25 Maximum Award Pool

"Maximum Award Pool" means, for a Performance Period, the dollar amount calculated in accordance with Section 7.2(c) by adding the Maximum Award for the Performance Period with the Carryforward Amount. The Maximum Award Pool, for a Performance Period, serves as the basis for calculating the maximum amount of Awards that may be granted to all Participants for such Performance Period.

2.26 Negative Discretion

"Negative Discretion" means the discretion granted to the Committee pursuant to Sections 7.2(d) and (e) to reduce or eliminate the Maximum Award Pool or a portion of the Maximum Award Pool allocated to a Covered Employee.

2.27 Net Operating Profit After Tax

"Net Operating Profit After Tax" means, for a Performance Period, the after-tax operating earnings of the Company for the Performance Period adjusted for interest expense and Wang in-process R&D. The Committee is authorized at any time during the first 90 days of a Performance Period, or at any time thereafter in its sole and absolute discretion, to adjust or modify the calculation of Net Operating Profit After Tax for such Performance Period in order to prevent the dilution or enlargement of the rights of Participants, (a) in the event of, or in anticipation of, any dividend or other distribution (whether in the form of cash, securities or other property), recapitalization, restructuring, reorganization, merger, consolidation, spin off, combination, repurchase, share exchange, liquidation, dissolution, or other similar corporate transaction, event or development; (b) in recognition of, or in anticipation of, any other unusual or nonrecurring event affecting the Company, or the financial statements of the Company, or in response to, or in anticipation of, changes in applicable laws, regulations, accounting principles, or business conditions; (c) in recognition of, or in anticipation of, any other extraordinary gains or losses; and (d) in view of the Committee's assessment of the business strategy of the Company, performance of comparable organizations, economic and business conditions, and any other circumstances deemed relevant. However, if and to the extent the exercise of such authority after the first 90 days of a Performance Period would cause the Awards granted to the Covered Employees for the Performance
Period to fail to qualify as "Performance-Based Compensation" under Section 162(m) of the Code, then such authority shall only be exercised with respect to those Participants who are not Covered Employees.

2.28 Operating Net Assets

"Operating Net Assets" means, for a Performance Period, the net investment used in the operations of the Company. Operating Net Assets is calculated from the Company's audited consolidated financial statements as being total assets minus non-interest-bearing liabilities adjusted for LIFO inventories, postemployment benefits other than pensions (OPEB) and Wang in-process R&D. The Committee is authorized at any time during a Performance Period to adjust or modify the calculation of Operating Net Assets for such Performance Period in order to prevent the dilution or enlargement of the rights of Participants, (a) in the event of, or in anticipation of, any dividend or other distribution (whether in the form of cash, securities or other property), recapitalization, restructuring, reorganization, merger, consolidation, spin off, combination, repurchase, share exchange, liquidation, dissolution, or other similar corporate transaction, event or development; (b) in recognition of, or in anticipation of, any other unusual or nonrecurring event affecting the Company, or the financial statements of the Company, or in response to, or in anticipation of, changes in applicable laws, regulations, accounting principles, or business conditions; (c) in recognition of, or in anticipation of, any other extraordinary gains or losses; and (d) in view of the Committee's assessment of the business strategy of the Company, performance of comparable organizations, economic and business conditions, and any other circumstances deemed relevant. However, if and to the extent the exercise of such authority after the first 90 days of a Performance Period would cause the Awards granted to the Covered Employees for the Performance
Period to fail to qualify as "Performance-Based Compensation" under Section 162(m) of the Code, then such authority shall only be exercised with respect to those Participants who are not Covered Employees.

2.29 Participant

"Participant," means either (a) for a Performance Period, a Key Employee who is designated to participate in the Plan for the Performance Period pursuant to Article 3; or (b) for purposes of Article 10, a Key Employee who is granted an Award pursuant to such Article.

2.30 Performance Criteria

"Performance Criteria" means the stated business criterion or criteria upon which the Performance Goals for a Performance Period are based as required pursuant to Proposed Treasury Regulation Section 1.162-27(e)(4)(iii). For purposes of the Plan, Economic Profit/EVA shall be the Performance Criteria.

2.31 Performance Formula

"Performance Formula" means, for a Performance Period, the one or more objective formulas applied against the Performance Goals to determine the Maximum Award for the Performance Period. The Performance Formula for a Performance Period shall be established in writing by the Committee within the first 90 days of the Performance Period (or, if later, within the maximum period allowed pursuant to Section 162(m) of the Code).

2.32 Performance Goals

"Performance Goals" means, for a Performance Period, the one or more goals for the Performance Period established by the Committee in writing within the first 90 days of the Performance Period (or, if longer, within the maximum period allowed pursuant to Section 162(m) of the Code) based upon the Performance Criteria. The Committee is authorized at any time during the first 90 days of a Performance Period, or at any time thereafter in its sole and absolute discretion, to adjust or modify the calculation of a Performance Goal for such Performance Period in order to prevent the dilution or enlargement of the rights of Participants, (a) in the event of, or in anticipation of, any unusual or extraordinary corporate item, transaction, event or development; (b) in recognition of, or in anticipation of, any other unusual or nonrecurring events affecting the Company, or the financial statements of the Company, or in response to, or in anticipation of, changes in applicable laws, regulations, accounting principles, or business conditions; and (c) in view of the Committee's assessment of the business strategy of the Company, performance of comparable organizations, economic and business conditions, and any other circumstances deemed relevant. However, to the extent the exercise of such authority after the first 90 days of a Performance Period would cause the Awards granted to the Covered Employees for the Performance Period to fail to qualify as "Performance-Based Compensation" under Section 162(m) of the Code, then such authority shall only be exercised with respect to those Participants who are not Covered Employees.

2.33 Performance Period

"Performance Period" means Kodak's fiscal year.

2.34 Plan

"Plan" means the 2000 Management Variable Compensation Plan.

2.35 Retirement

"Retirement" means, in the case of a Participant employed by Kodak, voluntary termination of employment: (i) on or after age 55 with 10 or more years of service or on or after age 65; or (ii) at any time if the Participant had an age and years of service combination of at least 75 points on December 31, 1995. In the case of a Participant employed by a Subsidiary, "Retirement" means early or normal retirement under the terms of the Subsidiary's retirement plan, or if the Subsidiary does not have a retirement plan, termination of employment on or after age 60. A Participant must voluntarily terminate his or her employment in order for his or her termination of employment to be for "Retirement."

2.36 Subsidiary

Subsidiary means a corporation or other business entity in which Kodak directly or indirectly has an ownership interest of at least 50%.

2.37 Target Award

"Target Award" means, for a Performance Period, the target award amounts established for each wage grade by the Committee for the Performance Period. The Target Awards shall serve only as a guideline in making Awards under the Plan. Depending upon the Committee's exercise of its discretion pursuant to Section 7.2(f), but subject to Section 7.3, a Participant may receive an Award for a Performance Period that may be more or less than the Target Award for his or her wage grade for that Performance Period. Moreover, the fact that a Target Award is established for a Participant's wage grade for a Performance Period shall not in any manner entitle the Participant to receive an Award for such period.


ARTICLE 3  --  ELIGIBILITY

All Key Employees are eligible to participate in the Plan. The Committee will, in its sole discretion, designate within the first 90 days of a Performance Period which Key Employees will be Participants for such Performance Period. However, the fact that a Key Employee is a Participant for a Performance Period shall not in any manner entitle such Participant to receive an Award for the period. The determination as to whether or not such Participant shall be paid an Award for such Performance Period shall be decided solely in accordance with the provisions of Articles 7 and 8 hereof.


ARTICLE 4  --  PLAN ADMINISTRATION

4.1  Responsibility

The Committee shall have total and exclusive responsibility to control, operate, manage and administer the Plan in accordance with its terms.

4.2  Authority of the Committee

The Committee shall have all the authority that may be necessary or helpful to enable it to discharge its responsibilities with respect to the Plan. Without limiting the generality of the preceding sentence, the Committee shall have the exclusive right: to interpret the Plan, to determine eligibility for participation in the Plan, to decide all questions concerning eligibility for and the amount of Awards payable under the Plan, to establish and administer the Performance Goals and certify whether, and to what extent, they are attained, to construe any ambiguous provision of the Plan, to correct any default, to supply any omission, to reconcile any inconsistency, to issue administrative guidelines as an aid to administer the Plan, to make regulations for carrying out the Plan and to make changes in such regulations as it from time to time deems proper, and to decide any and all questions arising in the administration, interpretation, and application of the Plan. In addition, in order to enable Key Employees who are foreign nationals or are employed outside the United States or both to receive Awards under the Plan, the Committee may adopt such amendments, procedures, regulations, subplans and the like as are necessary or advisable, in the opinion of the Committee, to effectuate the purposes of the Plan.

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

4.5  Delegation of Authority

Except to the extent prohibited by law, the Committee may delegate some or all of its authority under the Plan to any person or persons as long as any such delegation is in writing; provided, however, only the Committee may select and grant Awards to Participants who are Covered Employees.


ARTICLE 5  -- FORM OF AWARDS

All Awards will be paid in cash.


ARTICLE 6  --  SETTING PERFORMANCE GOALS AND PERFORMANCE FORMULA

Within the first 90 days of a Performance Period (or, if longer, within the maximum period allowed pursuant to Section 162(m) of the Code), the Committee shall establish in writing:

(a) the one or more Performance Goals for the Performance Period based upon the Performance Criteria;

(b)  the one or more Performance Formulas for the Performance Period; and

(c) an objective means of allocating, on behalf of each Covered Person, a portion of the Maximum Award Pool (not to exceed the amount set forth in Section 7.3(b) to be granted, subject to the Committee's exercise of Negative Discretion, for such Performance Period in the event the Performance Goals for such period are attained.


ARTICLE 7  --  AWARD DETERMINATION

7.1  Certification

(a) In General. As soon as practicable following the availability of performance results for the completed Performance Period, the Committee shall determine the Company's performance in relation to the Performance Goals for that period and certify in writing whether the Performance Goals were satisfied.

(b) Performance Goals Achieved. If the Committee certifies that the Performance Goals for a Performance Period were satisfied, it shall determine the Awards for such Performance Period by following the procedure
described in Section 7.2.   During the course of this procedure, the
Committee shall certify in writing for the Performance Period the amount of: (i) the Maximum Award; (ii) the Maximum Award Pool; and (iii) the Maximum Award Pool to be allocated to each Covered Employee in accordance with Section 7.2(d).

(c) Performance Goals Not Achieved. In the event the Performance Goals for a Performance Period are not satisfied, the limitation contained in
Section 7.3(c) shall apply to the Covered Employees. Should the Committee nevertheless decide to grant awards for such Performance Period to Participants other than those who are Covered Employees, such Awards must be paid pursuant to Section 7.2(f) from the Carryforward Amount. Upon payment of the Awards by the Committee, the Carryforward Amount shall be reduced to reflect the amount of such Awards.

7.2  Calculation of Awards

(a)  In General.  As detailed below in the succeeding provisions of this
Section 7.2, the procedure for determining Awards for a Performance Period involves the following steps:

(1)  determining the Maximum Award;
(2)  determining the Maximum Award Pool;
(3)  allocating the Maximum Award Pool to Covered Employees;
(4)  determining the Actual Award Pool; and
(5) allocating the Actual Award Pool among individual Participants other than Covered Employees.

Upon completion of this process, any Awards earned for the Performance Period shall be paid in accordance with Article 8.

(b) Determining Maximum Award. The Committee shall determine the Maximum Award for the Performance Period by applying the Performance Formula for such Performance Period against the Performance Goals for the same Performance Period.

(c) Determining Maximum Award Pool. By adding the Maximum Award for the Performance Period with the Carryforward Amount, if any, the Committee shall determine the Maximum Award Pool for such Performance Period.

(d) Allocating Maximum Award Pool to Covered Employees. The Committee shall determine, by way of the objective means established pursuant to
Article 6, the portion of the Maximum Award Pool that is to be allocated to each Covered Employee for the Performance Period. The Committee shall have no discretion to increase the amount of any Covered Employee's Award as so determined, but may through Negative Discretion reduce the amount of or totally eliminate such Award if it determines, in its absolute and sole discretion, that such a reduction or elimination is appropriate.

(e) Determining Actual Award Pool. The Committee may through Negative Discretion reduce the amount of or totally eliminate the Maximum Award Pool for a Performance Period if it determines, in its absolute and sole discretion, that such a reduction or elimination is appropriate. To the extent the Committee determines to exercise Negative Discretion with regard to the Maximum Award Pool for a Performance Period, the amount remaining after such adjustment shall be the Actual Award Pool for the Performance Period. Thus, if the Committee elects not to exercise Negative Discretion with respect to the Maximum Award Pool for a Performance Period, the Actual Award Pool for the Performance Period shall be the Maximum Award Pool for such period.

(f) Allocating Actual Award Pool to Individual Participants Other Than Covered Employee. Based on such factors, indicia, standards, goals, criteria and/or measures that the Committee shall determine, the Committee shall, in its sole and absolute discretion, determine for each Participant, other than those that are Covered Employees, the portion, if any, of the Actual Award Pool that will be awarded to such Participant for the Performance Period. By way of illustration, and not by way of limitation, the Committee may, but shall not be required to, consider: (1) the Participant's position and level of responsibility, individual merit, contribution to the success of the Company and Target Award; (2) the performance of the Company or the organizational unit of the Participant based upon attainment of financial and other performance criteria and goals; and (3) business unit, division or department achievements.

7.3  Limitations on Awards

The provisions of this Section 7.3 shall control over any Plan provision to the contrary.

(a) Maximum Award Pool. The total of all Awards granted for a Performance Period shall not exceed the amount of the Maximum Award Pool for such Performance Period.

(b) Maximum Award Payable to Covered Employees. The maximum Award payable to any Covered Employee under the Plan for a Performance Period shall be $5,000,000.

(c) Attainment of Performance Goals. The Performance Goals for a Performance Period must be achieved in order for a Covered Employee to receive an Award for such Performance Period.


ARTICLE 8  --  PAYMENT OF AWARDS FOR A PERFORMANCE PERIOD

8.1  Termination of Employment

The Committee shall determine rules regarding the treatment of a Participant under the Plan for a Performance Period in the event of the Participant's termination of employment prior to the Award Payment Date for such Performance Period.

8.2  Timing of Award Payments

Unless deferred pursuant to Article 9 hereof, the Awards granted for a Performance Period shall be paid to Participants on the Award Payment Date for such Performance Period, which date shall occur as soon as administratively practicable following the completion of the procedure described in Section 7.2.


ARTICLE 9  --  DEFERRAL OF AWARDS

At the discretion of the Committee, a Participant may, subject to such terms and conditions as the Committee may determine, elect to defer payment of all or any part of any Award which the Participant might earn with respect to a Performance Period by complying with such procedures as the Committee may prescribe. Any Award, or portion thereof, upon which such an election is made shall be deferred into, and be subject to the terms, conditions and requirements of, the Eastman Kodak Employees' Savings and Investment Plan, 1982 Eastman Kodak Company Executive Deferred Compensation Plan or such other applicable deferred compensation plan of the Company.


ARTICLE 10 --  ADDITIONAL AWARDS

10.1 In General

In addition to the Awards that are authorized to be granted under Article 7 and paid under Article 8 for a Performance Period, the Committee may, in its sole judgment, from time to time grant Awards under the Plan from the Carryforward Amount.

10.2 Eligibility

All Key Employees, other than those who are Covered Employees, are eligible to receive the Awards authorized to be granted under this Article 10.

10.3 Carryforward Amount

Upon the issuance of any Award under this Article 10, the Carryforward Amount shall be immediately reduced by an amount equal to the value of such Award.

ARTICLE 11  --  CHANGE IN OWNERSHIP

11.1 Background

Notwithstanding any provision contained in the Plan, including, but not limited to, Sections 1.1, 4.4 and 13.9, the provisions of this Article 11 shall control over any contrary provision. Upon a Change in Ownership: (a) the terms of this Article 11 shall immediately become operative, without further action or consent by any person or entity; (b) all terms, conditions, restrictions and limitations in effect on any unpaid and/or deferred Award shall immediately lapse as of the date of such event; and
(c) no other terms, conditions, restrictions, and/or limitations shall be imposed upon any Awards on or after such date, and in no event shall an Award be forfeited on or after such date.

11.2 Payment of Awards

Upon a Change in Ownership, any Key Employee, whether or not he or she is still employed by the Company, shall be paid, as soon as practicable but in no event later than 90 days after the Change in Ownership, the Awards set forth in (a) and (b) below:

(a)  All of the Key Employee's unpaid Awards; and

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

11.3 Miscellaneous

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


ARTICLE 12  --  CHANGE IN CONTROL

12.1 Background

Notwithstanding any provision contained in the Plan, including, but not limited to, Sections 1.1, 4.4 and 13.9, the provisions of this Article 12 shall control over any contrary provision. All Key Employees shall be eligible for the treatment afforded by this Article 12 if their employment with the Company terminates within two years following a Change In Control, unless the termination is due to (a) death; (b) Disability; (c) Cause; (d) resignation other than (1) resignation from a declined reassignment to a job that is not reasonably equivalent in responsibility or compensation (as defined in Kodak's Termination Allowance Plan), or that is not in the same geographic area (as defined in Kodak's Termination Allowance Plan), or (2) resignation within thirty days of a reduction in base pay; or (e) Retirement.

12.2 Vesting and Lapse of Restrictions

If a Key Employee qualifies for treatment under Section 12.1, his or her Awards shall be treated in the manner described in Subsections 11.1(b) and
(c).

12.3 Payment of Awards

If a Key Employee qualifies for treatment under Section 12.1, he or she shall be paid, as soon as practicable but in no event later than 90 days after his or her termination of employment, the Awards set forth in (a) and
(b) below:

(a)  All of the Key Employee's unpaid Awards; and

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

12.4 Miscellaneous

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

13.4 No Right to Continued Employment or Grants

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

13.5 Amendment/Termination

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

13.6 Governing Law

The Plan shall be governed by and construed in accordance with the laws of the State of New York, except as superseded by applicable Federal Law, without giving effect to its conflicts of law provisions.

13.7 No Right, Title, or Interest in Company Assets

To the extent any person acquires a right to receive payments from the Company under this Plan, such rights shall be no greater than the rights of an unsecured creditor of the Company and the Participant shall not have any rights in or against any specific assets of the Company. All of the Awards granted under the Plan shall be unfunded.

13.8 No Guarantee of Tax Consequences

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

13.9 Compliance with Section 162(m)

If any provision of the Plan would cause the Awards granted to a Covered Person not to constitute qualified Performance-Based Compensation under
Section 162(m) of the Code, that provision, insofar as it pertains to the Covered Person, shall be severed from, and shall be deemed not to be a part of, this Plan, but the other provisions hereof shall remain in full force and effect.