Form 10-Q
period 1999-09-30
EASTMAN KODAK CO
filed 1999-11-03
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                      September 30, 1999

Common Stock, $2.50 par value                  315,603,811

                      Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies

CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

                                        Third Quarter      Three Quarters

                                      1999       1998       1999       1998
Sales                               $3,580     $3,391    $10,290     $9,843
Cost of goods sold                   2,087      1,777      5,842      5,190
                                    ------     ------    -------     ------
   Gross profit                      1,493      1,614      4,448      4,653

Selling, general and
 administrative expenses               923        761      2,479      2,348
Research and development costs         193        224        598        671
                                    ------     ------    -------     ------
   Earnings from operations            377        629      1,371      1,634

Interest expense                        39         32        107         96
Other income (charges)                  17          6        125        156
                                    ------     ------    -------     ------
Earnings before income taxes           355        603      1,389      1,694
Provision for income taxes             120        205        472        576
                                    ------     ------    -------     ------
   NET EARNINGS                     $  235     $  398    $   917     $1,118
                                    ======     ======    =======     ======

Basic earnings per share            $  .74     $ 1.23    $  2.87     $ 3.46
                                    ======     ======    =======     ======

Diluted earnings per share          $  .73     $ 1.21    $  2.84     $ 3.41
                                    ======     ======    =======     ======

Earnings used in basic and
 diluted earnings per share         $  235     $  398    $   917     $1,118

Number of common shares used in
 basic earnings per share            316.2      323.9      319.1      323.3

Incremental shares from
 assumed conversion of options         4.1        6.0        3.7        4.5
                                    ------     ------    -------     ------
Number of common shares used in
 diluted earnings per share          320.3      329.9      322.8      327.8
                                    ======     ======    =======     ======

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                          $6,563     $5,778    $ 6,163     $5,343
Net earnings                           235        398        917      1,118
Cash dividends declared               (139)      (142)      (421)      (427)
                                    ------     ------    -------     ------
Retained earnings
  at end of period                  $6,659     $6,034    $ 6,659     $6,034
                                    ======     ======    =======     ======

--------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                          Sept. 30,        Dec. 31,
                                             1999            1998

ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   580         $   457
Marketable securities                          24              43
Receivables                                 2,787           2,527
Inventories                                 1,563           1,424
Deferred income tax charges                   958             855
Other                                         308             293
                                          -------         -------
 Total current assets                       6,220           5,599
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      13,370          13,482
Less: Accumulated depreciation              7,488           7,568
                                          -------         -------
 Net properties                             5,882           5,914
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated amortization
 of $630 and $534)                          1,029           1,232
Long-term receivables and other
 noncurrent assets                          1,860           1,705
Deferred income tax charges                   250             283
                                          -------         -------
 TOTAL ASSETS                             $15,241         $14,733
                                          =======         =======
-----------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,698         $ 3,906
Short-term borrowings                       1,879           1,518
Taxes - income and other                      828             593
Dividends payable                             139             142
Deferred income tax credits                    26              19
                                          -------         -------
 Total current liabilities                  6,570           6,178

OTHER LIABILITIES
Long-term borrowings                          920             504
Postemployment liabilities                  2,872           2,962
Other long-term liabilities                   905           1,032
Deferred income tax credits                    82              69
                                          -------         -------
 Total liabilities                         11,349          10,745

SHAREHOLDERS' EQUITY
Common stock at par*                          978             978
Additional paid in capital                    884             902
Retained earnings                           6,659           6,163
Accumulated other comprehensive loss         (151)           (111)
                                          -------         -------
                                            8,370           7,932
Less: Treasury stock at cost*               4,478           3,944
                                          -------         -------
 Total shareholders' equity                 3,892           3,988
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $15,241         $14,733
                                          =======         =======

* Common stock: $2.50 par value, 950 million shares authorized, 391 million shares issued at September 30, 1999 and December 31, 1998. Treasury stock at cost consists of approximately 76 million shares at September 30, 1999 and 68 million shares at December 31, 1998.
Total comprehensive income was $294 million and $432 million for the quarters, and $877 million and $1,173 million for the year to date periods, ended September 30, 1999 and September 30, 1998, respectively.
-----------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

                                                   Three Quarters
                                                     1999    1998

Cash flows from operating activities:
Net earnings                                       $  917  $1,118
Adjustments to reconcile to
net cash used in operating activities:
  Depreciation and amortization                       670     619
  Restructuring costs, asset impairments
   and other charges                                  453       -
  Benefit for deferred taxes                          (50)    (63)
  Gain on sale/retirement of assets                   (52)   (107)
  Increase in receivables                            (326)   (216)
  Increase in inventories                            (240)   (334)
  Decrease in liabilities excluding borrowings       (310)   (553)
  Other items, net                                   (183)    (26)
                                                   ------  ------
    Total adjustments                                 (38)   (680)
                                                   ------  ------
    Net cash provided by operating activities         879     438
                                                   ------  ------

Cash flows from investing activities:
  Additions to properties                            (749)   (619)
  Proceeds from sale of assets                        114     181
  Cash flows related to sales of businesses            44       -
  Acquisitions, net of cash acquired                   (3)   (415)
  Sales of marketable securities                       93     100
  Purchases of marketable securities                  (73)   (130)
                                                   ------  ------
    Net cash used in investing activities            (574)   (883)
                                                   ------  ------

Cash flows from financing activities:
  Net increase in borrowings
   with original maturity of
   90 days or less                                    467     645
  Proceeds from other borrowings                    1,135     867
  Repayment of other borrowings                      (811)   (996)
  Dividends to shareholders                          (424)   (427)
  Exercise of employee stock options                   35     163
  Stock repurchase programs                          (583)   (158)
                                                   ------  ------
    Net cash (used in) provided by financing
     activities                                      (181)     94
                                                   ------  ------

Effect of exchange rate changes on cash                (1)      4
                                                   ------  ------

Net increase (decrease) in cash and cash
 equivalents                                          123    (347)
Cash and cash equivalents, beginning of year          457     728
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  580  $  381
                                                   ======  ======

The following transactions are not reflected in the Consolidated
Statement of Cash Flows:
(in millions)
                                                   Three Quarters
                                                     1999    1998

Liabilities assumed in acquisitions                  $  -    $228
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

NOTE 1:  BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1998 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. Certain reclassifications of 1998 financial statement and related footnote amounts have been made to conform with the 1999 presentation. The financial statements are based in part on estimates and have not been audited by independent accountants. PricewaterhouseCoopers LLP will audit the annual statements.
---------------------------------------------------------------------------

NOTE 2:  SEGMENT INFORMATION

Refer to Management's Discussion and Analysis.
---------------------------------------------------------------------------

NOTE 3:  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations. Refer to Item 1, Legal Proceedings, on page 25.
---------------------------------------------------------------------------

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

On September 21, 1999, the Company entered into an agreement with Getty Images, Inc. for Getty to acquire The Image Bank, a wholly-owned subsidiary of the Company, for $183 million in cash. The transaction is expected to be completed in the fourth quarter of 1999 and result in a gain.
---------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except per share data)

                                     Third Quarter          Three Quarters
                                  1999    1998  Change    1999    1998
Change
Sales                           $3,580  $3,391   + 6%  $10,290  $9,843   + 5%
Earnings from operations           377     629   -40     1,371   1,634   -16
Net earnings                       235     398   -41       917   1,118   -18
Basic earnings per share           .74    1.23   -40      2.87    3.46   -17
Diluted earnings per share         .73    1.21   -40      2.84    3.41   -17

1999

Sales for the first three quarters were positively impacted by strong volume gains in consumer papers and films, health imaging analog film, digital cameras, and the contribution of the medical imaging business acquired from Imation, but negatively impacted by the sale of the Office Imaging business and certain retail operations, as well as lower effective selling prices. Net earnings were reduced by after-tax charges in the first quarter totaling $68 million or $.21 per share related to portfolio adjustments to exit non-strategic or under-performing businesses and product lines and in the third quarter totaling $231 million or $.72 per share for restructuring charges relating to manufacturing and photofinishing consolidation, and reductions in selling, general and administrative positions (see Restructuring Programs and Cost Reduction). Excluding these charges, diluted earnings per share for the first three quarters would have been $3.77, or 14% over adjusted 1998 three quarters diluted earnings per share of $3.32, the latter excluding an after-tax gain of $44 million in connection with the Gretag Imaging initial public offering, and a charge of $12 million for a litigation settlement.

During the first three quarters, the Company sold its digital printer, copier-duplicator and roller assembly operations primarily associated with the Office Imaging business to Heidelberg (see Note 4, Divestitures). In addition, the Company announced a new stock repurchase program for up to $2 billion of the Company's outstanding common stock.
---------------------------------------------------------------------------

Sales by Operating Segment
(in millions)

                                 Third Quarter             Three Quarters
                              1999    1998   Change      1999    1998   Change
Consumer Imaging
  Inside the U.S.           $  917  $  849    + 8%    $ 2,596  $2,422    + 7%
  Outside the U.S.           1,054   1,024    + 3       2,840   2,867    - 1
                            ------  ------    ---     -------  ------    ---
Total Consumer Imaging       1,971   1,873    + 5       5,436   5,289    + 3
                            ------  ------    ---     -------  ------    ---

Kodak Professional
  Inside the U.S.              191     182    + 5         539     534    + 1
  Outside the U.S.             275     272    + 1         861     810    + 6
                            ------  ------    ---     -------  ------    ---
Total Kodak Professional       466     454    + 3       1,400   1,344    + 4
                            ------  ------    ---     -------  ------    ---

Health Imaging
  Inside the U.S.              222     155    +43         691     477    +45
  Outside the U.S.             281     190    +48         858     607    +41
                            ------  ------    ---     -------  ------    ---
Total Health Imaging           503     345    +46       1,549   1,084    +43
                            ------  ------    ---     -------  ------    ---

Other Imaging
  Inside the U.S.              324     403    -20         941   1,175    -20
  Outside the U.S.             316     316      0         964     951    + 1
                            ------  ------    ---     -------  ------    ---
Total Other Imaging            640     719    -11       1,905   2,126    -10
                            ------  ------    ---     -------  ------    ---
Total Sales                 $3,580  $3,391    + 6%    $10,290  $9,843    + 5%
                            ======  ======    ===     =======  ======    ===

---------------------------------------------------------------------------

Earnings from Operations by Operating Segment
(in millions)
                                 Third Quarter              Three Quarters
                               1999   1998   Change      1999    1998   Change
Consumer Imaging               $425   $360    +18%     $  983  $  858    +15%
    Percent of Sales           21.6%  19.2%              18.1%   16.2%

Kodak Professional             $107   $ 70    +53%     $  268  $  225    +19%
    Percent of Sales           23.0%  15.4%              19.1%   16.7%

Health Imaging                 $117   $ 92    +27%     $  344  $  283    +22%
    Percent of Sales           23.3%  26.7%              22.2%   26.1%

Other Imaging                  $ 78   $107    -27%     $  126  $  268    -53%
    Percent of Sales           12.2%  14.9%               6.6%   12.6%
                               ----   ----    ---      ------  ------    ---
Total of segments              $727   $629    +16%     $1,721  $1,634    + 5%
    Percent of Sales           20.3%  18.5%              16.7%   16.6%

Restructuring costs,
 asset impairments,
  and other charges            (350)                     (350)
                               ----   ----             ------  ------
Consolidated total             $377   $629             $1,371  $1,634
                               ====   ====             ======  ======

---------------------------------------------------------------------------

Net Earnings by Operating Segment
(in millions)
                                 Third Quarter              Three Quarters
                              1999    1998   Change      1999    1998   Change

Consumer Imaging              $296    $228    +30%     $  690  $  623    +11%
    Percent of Sales          15.0%   12.2%              12.7%   11.8%

Kodak Professional            $ 66    $ 47    +40%     $  204  $  157    +30%
    Percent of Sales          14.2%   10.4%              14.6%   11.7%

Health Imaging                $ 73    $ 59    +24%     $  230  $  177    +30%
    Percent of Sales          14.5%   17.1%              14.8%   16.3%

Other Imaging                 $ 53    $ 77    -31%     $   86  $  212    -59%
    Percent of Sales           8.3%   10.7%               4.5%   10.0%
                              ----    ----    ---      ------  ------    ---
Total of segments             $488    $411    +19%     $1,210  $1,169    + 4%
    Percent of Sales          13.6%   12.1%              11.8%   11.9%

Restructuring costs,
 asset impairments,
  and other charges           (350)                      (350)
Interest expense               (39)    (32)              (107)    (96)
Corporate interest income        5      12                 15      20
Income tax effects on
 above items and taxes
  not allocated to
   segments                    131       7                149      25
                              ----    ----               ----  ------
Total Net Earnings            $235    $398             $  917  $1,118
                              ====    ====               ====  ======

---------------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                                 Third Quarter              Three Quarters
                              1999    1998   Change      1999    1998   Change
Gross profit                $1,493  $1,614   - 7%      $4,448  $4,653    - 4%
    Percent of Sales          41.7%   47.5%              43.2%   47.3%
Selling, general and
 administrative expenses    $  923  $  761   +21%      $2,479  $2,348    + 6%
    Percent of Sales          25.8%   22.4%              24.1%   23.9%
Research and development
  costs                     $  193  $  224   -14%      $  598  $  671    -11%
    Percent of Sales           5.4%    6.6%               5.8%    6.8%

---------------------------------------------------------------------------

1999 COMPARED WITH 1998

Third Quarter

Consolidated

Third quarter 1999 sales increased 6% compared with the third quarter of 1998. Excluding the effects of portfolio actions, sales increased 7%. Portfolio actions had a small impact in the quarter-to-quarter comparison, as the benefits of the acquisition of the Imation medical imaging business were substantially offset by divestitures including the sale of the Office Imaging business to Heidelberg, the divestiture of significant elements of Consumer Imaging's retail operations (primarily Fox Photo), the elimination of the personal computer service business, and the transfer of the Japanese graphics business to the Kodak Polychrome Graphics joint venture.

Sales in emerging markets increased 10%, continuing and accelerating the positive trend since the fourth quarter of 1998. Sales in emerging markets accounted for approximately 16% of the Company's worldwide sales. The emerging markets portfolio showed growth across a wide geographical range, with China up 45%, Korea up 34%, and India up 23%. Strong growth in Mexico (23%), coupled with a reduction in the rate of decline in Brazil (-8%), permitted the Latin American Region to report 2% sales growth year over year.

Sales of digital and digitization products were $541 million, up 44% from $376 million in the quarter a year ago. Sales of digital and digitization products accounted for 15% of the Company's worldwide sales.

Gross profit declined 5.8 percentage points, from 47.5% of sales to 41.7% of sales. Excluding restructuring charges, gross profit increased .8 percentage points, from 47.5% of sales to 48.3% of sales. Improvement was driven by portfolio impacts, higher manufacturing volumes, and strong manufacturing productivity, which more than offset the negative impact of price and foreign exchange.

Selling, general and administrative (SG&A) expenses increased as a percentage of sales from 22.4% to 25.8%. Excluding restructuring charges, SG&A expenses increased slightly as a percentage of sales from 22.4% to 22.6%. SG&A excluding advertising expenses increased from 17.0% to 17.2% of sales. The increases in absolute spending and in percentage of sales were caused by a higher level of advertising for digitization initiatives and the portfolio impact of the higher SG&A rate of the medical imaging business acquired from Imation.

Research and development (R&D) expenditures declined both as a percentage of sales (from 6.6% to 5.4%) and in dollars (from $224 million to $193 million), resulting in an overall 14% reduction. This reflects the benefits of a number of factors, including improvement in R&D cost structure; a more tightly focused portfolio, resulting in more effort devoted to a narrower range of inquiry; and more joint development, with more work shared with partners. This level of R&D spending is somewhat below the Company's target of 6% of the previous year's sales.

Earnings from operations decreased 40%. Excluding restructuring charges, earnings from operations increased 16%, as the benefits of higher unit volumes, manufacturing productivity, and lower R&D spending more than offset lower effective selling prices and the unfavorable effects of foreign exchange.

Interest expense increased 22%, due to higher levels of short-term and long-term borrowings. Other income (charges) increased $11 million primarily due to gains associated with sales of investments. The effective tax rate was 34% in both periods.

Consumer Imaging

Sales in the Consumer Imaging segment increased 5% compared with the prior year third quarter. However, sales were reduced by the divestiture of the Fox Photo operating unit in September 1998, and a number of small retail operations in Europe and Latin America. Adjusting for portfolio impacts, segment sales increased 8%, as the benefits of higher unit volumes more than offset lower effective selling prices and the negative effects of foreign exchange.

Sales inside the U.S. increased 8% as reported, or 11% excluding the effects of the divested retail operations. Outside the U.S., sales were up 3% as reported, and up 5% with non-U.S. divestitures excluded. Overall, the primary contributors to sales growth include Advantix film and cameras, color paper, photofinishing, and one-time-use cameras. The segment experienced continued growth in emerging markets, with sales up 3%, or 7% excluding Russia. Growth was led by Mexico (+25%), Southeast Asia (+24%), China (+21%), and India (+19%), which more than offset the weakness in Brazil (-15%).

Worldwide film sales to dealers increased 8%, reflecting a 14% volume increase, partially offset by a 5% price decline and no significant foreign exchange impact. U.S. film sales to dealers were up 7%, reflecting volume growth of 18%, partially offset by a 9% price decline. Outside the U.S., film sales to dealers were up 9%, reflecting 12% volume growth, partially offset by a 2% price decline.

Worldwide color paper sales were up 5%, due to 8% volume gains partially offset by a combination of lower prices and unfavorable foreign exchange. U.S. color paper sales were up 14%, due to 12% volume gains and higher prices. Outside the U.S., paper sales were up 1%, with 5% volume gains offset by lower prices and unfavorable foreign exchange.

SG&A expenses for the segment increased 5%, but decreased from 25.0% of sales to 24.9% of sales. Excluding advertising expenses, SG&A expenses increased 3%, but decreased from 17.1% of sales to 16.8% of sales.
Research and development expenses decreased 10%, from 5.0% of sales to 4.3% of sales.

Segment earnings from operations increased $65 million or 18%, as higher unit volumes and manufacturing productivity more than offset lower effective selling prices. The increased earnings were led by 35mm color negative film and paper, Advantix film and cameras, and photofinishing operations. Net earnings were $296 million, an increase of 30% from the prior year, as a result of the increase in earnings from operations and gains associated with sales of investments.

Kodak Professional

Sales in the Kodak Professional segment increased 3%. Adjusting the year-over-year comparison for the effect of the formation of the Kodak Polychrome Graphics joint venture in Japan, sales were up 8%. Sales were led by growth in the Portrait/Social and Graphics product lines. Sales inside the U.S. increased 5%. Sales outside the U.S. increased 1%, with good growth in the Asia Pacific Region (+26%), Greater China (+25%), and Latin America (+9%), offset by sales declines of 36% in Japan.

Sales in the Portrait/Social product line grew 12%, primarily due to the continued success of the new Portra family of films and paper. Sales in the sensitized products portion of the Commercial product line declined, as share advances in new color reversal products were not sufficient to offset slow industry growth and ongoing digital substitution of conventional products.

SG&A expenses for the segment decreased 6%, from 19.8% of sales to 18.2% of sales. Excluding advertising expenses, SG&A expenses decreased 4%, from 16.7% of sales to 15.7% of sales. Research and development expenses decreased 39%, from 9.7% of sales to 5.8% of sales. The decrease in R&D reflects the formation of the NexPress joint venture, whose results, including the Company's investments in R&D, are reflected in other income (charges).

Earnings from operations increased 53%, as the benefits of manufacturing productivity, lower R&D, and higher unit sales volumes more than offset lower effective selling prices. Net earnings increased 40%, due to the increase in earnings from operations.

Health Imaging

Sales in the Health Imaging segment increased 46% from the third quarter of 1998. Sales inside the U.S. increased 43%, and sales outside the U.S. increased 48%. Excluding the impact of the acquired Imation medical business, worldwide sales were up 2%.

Worldwide analog film sales increased 28%, reflecting volume growth of 32% and unfavorable price/mix impact. In the U.S., analog film sales were up 11%, reflecting 18% volume increases partially offset by unfavorable 6% price/mix. Outside the U.S., analog film sales were up 37%, reflecting 39% volume gains and 2% unfavorable price/mix. Outside the U.S., the Company continues to gain market share for analog film, with growth in Greater China (+51%), Latin America (+33%), and the Asia Pacific Region (+22%).

Overall, significant volume growth worldwide is primarily attributed to the acquisition of Imation's medical imaging business. The specialty medical film business continues to be robust, led by double-digit gains in both mammography and oncology. Dryview Laser Printer placements showed 8% volume growth year over year.

SG&A expenses for the segment increased 45%, but decreased from 20.6% of sales to 20.5% of sales. Excluding advertising expenses, SG&A expenses increased 44%, but decreased from 19.7% of sales to 19.5% of sales. Research and development expenses increased 8%, but decreased from 7.5% of sales to 5.6% of sales.

Earnings from operations increased 27%, as higher unit sales volumes primarily related to the acquired Imation medical imaging business, as well as improved productivity, were partially offset by lower effective selling prices. Net earnings increased as a result of the increase in earnings from operations.

Other Imaging

Sales in the Other Imaging segment decreased 11% from the third quarter of 1998, primarily due to the divestiture of the Office Imaging business. Sales inside the U.S. decreased 20%, and sales outside the U.S. were level. Excluding the impact of the divestitures of the Office Imaging business and of the personal computer service business, segment sales were up 6%, due to higher volumes.

Segment sales were favorably impacted by an approximately 20% increase in sales of Business Imaging Systems document scanners, a more than 60% increase in sales of consumer digital cameras, and a more than 70% increase in inkjet media. Entertainment Imaging sales increased slightly as the unit continues to experience a cyclical industry slowdown and increased cost reduction emphasis within the motion picture industry.

SG&A expenses for the segment decreased 2%, but increased from 18.5% of sales to 20.5% of sales. Excluding advertising expenses, SG&A expenses decreased 2%, but increased from 15.9% of sales to 17.5% of sales. These increased SG&A rates are primarily a consequence of the divestiture of the Office Imaging business, which had a very low rate. Research and development expenses decreased 15%, from 8.5% of sales to 8.1% of sales.

Earnings from operations decreased 27%, as manufacturing productivity and higher volumes were more than offset by lower prices, unfavorable foreign exchange, and the sale of the Office Imaging business, which was profitable in the year-ago quarter. Earnings from consumer digital cameras were negatively impacted in the quarter due to the strengthening yen. In addition, Business Imaging Systems earnings were impacted by unfavorable product mix and declining sales of high margin Computer Output Microfiche equipment. Net earnings decreased 31%, primarily due to the decrease in earnings from operations.

Year to date

Consolidated

Sales increased 5% compared with the first three quarters of 1998. The impact of portfolio actions on the year-to-year comparisons was essentially neutral. Currency changes against the dollar favorably affected sales by $33 million in the first three quarters of 1999 compared with the first three quarters of 1998.

The Company achieved growth in sales of Health Imaging film (analog film as well as laser imaging products of the acquired medical imaging business), consumer and professional digital cameras, Consumer Imaging color paper and film (especially Advantix film and one-time-use cameras), CD media, and inkjet media. These increases were partially offset by decreases from the sale of the Office Imaging business, the divestiture of certain Consumer Imaging retail operations, the transfer of the Japanese graphics business to Kodak Polychrome Graphics, and the elimination of the personal computer service business.

Sales in emerging markets increased 3%, and accounted for approximately 16% of the Company's worldwide sales. The emerging markets portfolio showed growth across a wide geographical range, with China up 34% and Korea up 35%. Strong growth in Mexico of 13% was offset by a 19% decline in Brazil, resulting in a 5% decline in the Latin American Region.

Sales of digital and digitization products were $1,634 million, up 51% from $1,084 million in the first three quarters of 1998.

Gross profit declined 4.1 percentage points, from 47.3% of sales to 43.2% of sales. Excluding the charges recorded in the first quarter of 1999 related to sticker kiosks, CalComp, and Eastman Software, and restructuring charges recorded in the third quarter of 1999, gross profit declined .9 percentage points, from 47.3% of sales to 46.4% of sales. Gross profit came under pressure from lower prices, increased levels of goodwill amortization, startup costs in the China manufacturing project, and the acquired Imation medical imaging business, which has a gross profit rate lower than the Company average. These pressures were offset, in part, by gains in manufacturing productivity, improvements in digital businesses, and the beneficial effects of portfolio actions taken, including the divestiture of Office Imaging and a significant portion of Consumer Imaging's retail business.

Selling, general and administrative (SG&A) expenses increased as a percentage of sales from 23.9% to 24.1%, while SG&A excluding advertising expenses also increased from 18.3% to 19.1%. Excluding restructuring charges, SG&A expenses decreased as a percentage of sales from 23.9% to 22.9%, while SG&A excluding advertising expenses also decreased from 18.3% to 17.9%. The decreases in rates, excluding restructuring charges, were driven by Consumer Imaging and Kodak Professional, where sales increased as SG&A decreased, and by Digital & Applied Imaging, where sales increased more than SG&A increased.

Research and development (R&D) expenditures declined both as a percentage of sales (from 6.8% to 5.8%) and in dollars (from $671 million to $598 million), resulting in an overall 11% reduction. This reflects the benefits of a number of factors, including improvement in R&D cost structure; a more tightly focused portfolio, resulting in more effort devoted to a narrower range of inquiry; and more joint development, with more work shared with partners.

Earnings from operations declined 16%. Excluding the first quarter 1999 charges for Eastman Software, the exit of the sticker print kiosk product line, the CalComp write-off, and the third quarter 1999 restructuring charges, earnings from operations increased 12%, as the benefits of higher unit sales volumes across many of the Company's key products, manufacturing productivity, and cost reduction more than offset lower effective selling prices.

Interest expense increased 11% as a result of higher levels of debt. Other income (charges) decreased $31 million, primarily due to the net effect of a $66 million pre-tax gain on Gretag and an $18 million pre-tax litigation charge in 1998, and increased earnings from the Company's equity investment in the Kodak Polychrome Graphics joint venture. The effective tax rate was 34% in both periods.

In the fourth quarter of 1998, other income (charges) was $172 million as reported, or $103 million excluding the gain on the sale of NanoSystems and litigation settlements. In the fourth quarter of 1999, other income (charges), exclusive of any potential gain from the sale of The Image Bank (see Note 4, Divestitures), is expected to be more closely aligned with reported results in the third quarter of 1999. This will result in a substantially reduced year-over-year contribution from earnings below operations in the fourth quarter of 1999.

Consumer Imaging

Sales in the Consumer Imaging segment increased 3%. Adjusting for the impact of the divestiture of the Fox Photo operating unit in September 1998, and a number of small retail operations in Europe and Latin America, segment sales increased 6%.

Sales inside the U.S. increased 7% as reported, or 12% excluding the effects of the divested retail operations. Outside the U.S., sales were down 1% as reported, and up 1% with non-U.S. divestitures excluded. The non-U.S. reported sales decline reflected a decline of 2% in Western Europe. Excluding the effects of the divested retail operations and foreign exchange, sales in Western Europe were up 1%. Sales in Russia declined 63% while sales in Latin America declined 10%. These decreases were partially offset by 19% gains in China, 13% gains in Japan, and 6% gains in other Asian countries.

Worldwide film sales to dealers increased 2%, as a 9% volume increase was partially offset by price declines. U.S. film sales to dealers were up 1%, reflecting volume growth of 13% offset by price declines. Outside the U.S., film sales were up 3%, with 6% volume increases partially offset by lower prices, and no foreign exchange impact.

Worldwide color paper sales were up 5%, as 8% volume gains were partially offset by lower prices. U.S. color paper sales were particularly strong, up 12%, due to volume gains. Outside the U.S., paper sales increased 2%, as 5% volume gains were partially offset by lower prices, and no foreign exchange impact.

SG&A expenses for the segment decreased 4%, from 27.3% of sales to 25.6% of sales, reflecting the benefits of Consumer Imaging's cost reduction efforts. Excluding advertising expenses, SG&A expenses decreased 2%, from 18.8% of sales to 17.9% of sales. Research and development expenses decreased 9%, from 5.3% of sales to 4.7% of sales.

Earnings from operations increased 15%, as higher sales volumes and manufacturing productivity were partially offset by lower prices. Net earnings were $690 million, an increase of 11% from the prior year, which included the $44 million after-tax gain related to the Gretag Imaging initial public offering. Excluding the year-ago Gretag gain, net earnings increased 19%, as a result of increases in earnings from operations.

Kodak Professional

Sales in the Kodak Professional segment increased 4%. Adjusting for the transfer of the graphics business in Japan to the Kodak Polychrome Graphics joint venture, sales increased 8%, as higher volumes and the favorable effects of foreign exchange were partially offset by lower prices. Sales in the U.S. increased 1%, while sales outside the U.S. increased 6%.

SG&A expenses for the segment decreased 5%, from 20.3% of sales to 18.5% of sales. Excluding advertising expenses, SG&A expenses decreased 5%, from 17.7% of sales to 16.1% of sales. Research and development expenses decreased 23%, from 10.0% of sales to 7.4% of sales. The decrease in R&D reflects the formation of the NexPress joint venture, whose results, including the Company's investments in R&D, are reflected in other income (charges).

Earnings from operations increased 19%. Excluding from 1999 the first quarter CalComp charge, earnings from operations increased 28%, as the benefits of manufacturing productivity and higher unit sales volumes more than offset lower effective selling prices. Net earnings increased 30%, reflecting strong contributions to earnings from operations, improved results from the Kodak Polychrome Graphics joint venture, and gains on the sales of investments.

Health Imaging

Sales in the Health Imaging segment increased 43%, primarily due to the acquisition of Imation's medical imaging business. Sales in the U.S. increased 45%, while sales outside the U.S. increased 41%. Excluding the effect of the acquisition, sales increased 2%, as the benefits of higher volumes and the favorable effects of foreign exchange were partially offset by lower prices.

Worldwide analog film sales increased 19%, reflecting volume growth of 22% and negative 3% price/mix. In the U.S., analog film sales were up 7%, reflecting volume growth of 14% and negative price/mix. Outside the U.S., analog film sales were up 25%, due to 27% volume growth and slightly favorable foreign exchange, partially offset by lower prices. Overall, significant volume growth worldwide is primarily attributed to the acquisition of Imation's medical imaging business.

SG&A expenses for the segment increased 45%, due primarily to the acquisition of Imation's medical imaging business, but rose only 0.3 percentage points from 19.9% of sales to 20.2% of sales. Excluding advertising expenses, SG&A expenses increased 45%, from 19.1% of sales to 19.4% of sales. Research and development expenses increased 14%, but decreased from 7.5% of sales to 5.9% of sales.

Earnings from operations increased 22%, as the benefits of manufacturing productivity, as well as higher unit sales volumes, were partially offset by lower effective selling prices. Net earnings increased 30%. Excluding from 1998 the $12 million after-tax charge for litigation, net earnings increased 22% primarily as a result of the increase in earnings from operations.

Other Imaging

Sales in the Other Imaging segment decreased 10%, as higher unit volumes were more than offset by portfolio changes and lower prices. Excluding the impact of portfolio adjustments, segment sales increased 4%. Sales of digital cameras and CD media increased significantly, but sales of motion picture films decreased due to softness in the motion picture industry.

SG&A expenses for the segment decreased 3%, but increased from 19.6% of sales to 21.3% of sales. Excluding advertising expenses, SG&A expenses decreased 3%, but increased from 17.1% of sales to 18.5% of sales. These increased SG&A rates are a consequence of the divestiture of the Office Imaging business, which had a very low rate. Research and development expenses decreased 17%, from 8.2% of sales to 7.7% of sales.

Earnings from operations were $126 million, down $142 million or 53% from the prior year. The 1999 results include $83 million of charges related to the repositioning of the Eastman Software business and the exit of the sticker kiosk business recorded in the first quarter of 1999. Excluding these charges, earnings from operations decreased 22%, as the benefits of higher unit volumes and manufacturing productivity were more than offset by lower effective selling prices and the unfavorable effects of foreign currency rate changes.

Net earnings for the segment were $86 million, down 59% from the prior year. Excluding the $55 million after-tax charges in the first quarter of 1999, net earnings decreased 33%, primarily as a result of gains on sales of assets in the first three quarters of 1998.
---------------------------------------------------------------------------

RESTRUCTURING PROGRAMS AND COST REDUCTION

During the third quarter of 1999, the Company recorded a pre-tax restructuring charge of $350 million relating to worldwide manufacturing and photofinishing consolidation and reductions in selling, general and administrative positions worldwide. Cost of goods sold for the third quarter includes $236 million for employee severance costs, asset write-downs, and shutdown costs related to these actions and SG&A includes $114 million for employee severance payments. In connection with this program, approximately 3,400 positions will be eliminated worldwide, with approximately $250 million of the restructuring charge for severance payments. Approximately $90 million of the $350 million charge is for asset write-downs, primarily for vacant buildings to be sold and equipment to be shut down as part of the Company's sale and exit of its Elmgrove manufacturing facility. In addition, approximately $10 million of the charge is for other shutdown costs. The net cash cost of the restructuring program will be approximately $140 million after tax. The Company anticipates completing all severance-related actions associated with this charge by the end of the third quarter of 2000.

In addition to the third-quarter charge, the Company will incur future charges associated with this program, totaling approximately $90 million (pre-tax) related primarily to accelerated depreciation of assets still in use but scheduled to be sold and exited, as well as for relocation costs for manufacturing and photofinishing consolidation. This amount is estimated to be recorded at approximately $15 million per quarter over the next six quarters to cost of goods sold.

The Company expects approximate savings associated with this program of $100 million in 2000, and an additional $70 million in 2001, resulting in a total run rate savings of $170 million. The Company anticipates recovering the net cash cost of the restructuring program in less than two years.

Net savings from cost reduction activities under the Company's $1.2 billion cost reduction program were approximately $125 million for the quarter and $340 million year to date. The year-to-date amount includes approximately $50 million of savings from lower pension and health care costs due to reduced headcount resulting from the 1997 restructuring program and approximately $29 million of savings related to the sale of the Office Imaging business, which was included in the gain on the sale of the business. The Company expects to meet its commitment to achieve a full year net cost savings of $470 million in 1999, to bring the total two-year savings under this program to $1.2 billion.

The Company anticipates that actions under its 1996 and 1997 restructuring programs will be substantially completed by the end of 1999. It is anticipated that by program end, approximately 17,700 employees will have been separated.

Estimated employment at September 30, 1999 is 83,500, level with the headcount reported at June 30, 1999, and down from the 86,200 at December 31, 1998. During the third quarter of 1999, approximately 1,000 employees left under provisions of restructuring plans. The balance of the change reflects the net of seasonal staffing increases in photofinishing operations. Since the beginning of the fourth quarter of 1997, approximately 16,000 employees have been separated under the provisions of the 1996 and 1997 restructuring programs, against a revised total program expectation of 17,700 employees.
---------------------------------------------------------------------------

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

The project phases include: inventorying affected technology and assessing the impact of the Year 2000 issue; developing solution plans; modification; testing and certification; implementation; and developing contingency plans. All components of software and hardware of the Company are presently certified or are being audited for certification. As of the end of September 1999, the Company's mission-critical IT systems and server infrastructure, along with the manufacturing control systems, have successfully concluded testing and attained certification. Certification of the Company's actively supported products and services was 99% complete. Compliance efforts for the remainder of the portfolio were completed in October 1999. The product commercialization process has been modified so that it will produce compliant products.

During the third quarter of 1999, the project team completed the validation of its global mission-critical IT compliance, using mainframe test facilities to simulate support for mission-critical operations, completing any remaining remediation and solution plans for the Company's U.S. server network, and finalizing plans to support the year-end cutover. The business unit project teams are making significant progress in the distribution and implementation of remediated products and services, developing operating division contingencies and compliance validation of third parties.

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

Costs of software and hardware remediation were $13 million in 1997, $27 million in 1998, and are estimated to be $12 million and $6 million in 1999 and 2000, respectively. These remediation efforts, almost entirely for software, will not materially increase the Company's spending on information technology because some normal development and maintenance work has been postponed. Furthermore, some non-compliant systems will be eliminated in 1999 as the Company installs Year 2000 compliant globally deployed ERP/SAP software in connection with its enterprise resource planning project. A charge of $20 million for the total cost of customer product modification was accrued in 1997. At September 30, 1999, the Company had a reserve of $4 million to cover remaining product modifications.

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

The Company is in the process of making changes in areas such as marketing and pricing, purchasing, contracts, payroll, taxes, cash management and treasury operations. Billing systems have been modified so that, in 1999, the Company is able to show total gross, value added tax, and net in euros on national currency invoices, to enable customers to pay in the new euro currency if they wish to do so. Countries that have installed ERP/SAP software in connection with the Company's enterprise resource planning project are able to invoice and receive payments in euros as well as in other currencies. Systems for pricing, payroll and expense reimbursements will continue to use national currencies until year-end 2001. The functional currencies of the Company's operations in affected countries will remain the national currencies until approximately mid-year 2001, when they will change to the euro. By that time, all affected countries will have converted to the new ERP/SAP software.
---------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities for the first three quarters of 1999 was $879 million. Net earnings, adjusted for depreciation and amortization and restructuring, asset impairment and other charges, provided $2,040 million of operating cash. This was partially offset by increases in receivables of $326 million (primarily seasonal), decreases in liabilities (excluding borrowings) of $310 million (related primarily to severance payments for restructuring programs, and litigation settlement and employee wage dividend payments for amounts accrued in prior years), and increases in inventories of $240 million. Net cash used in investing activities of $574 million for the first three quarters of 1999 was utilized primarily for capital expenditures of $749 million, offset by proceeds from the sale of assets and businesses of $158 million. Net cash used in financing activities of $181 million for the first three quarters of 1999 was primarily due to net increases in total borrowings of $791 million, reduced by $548 million for stock repurchases net of stock issued and $424 million of dividend payments.

Cash dividends per share of $.44, payable quarterly, were declared in the third quarter of 1999 and 1998. Total cash dividends of $421 million and $427 million were declared in the first three quarters of 1999 and 1998, respectively.

Net working capital (excluding short-term borrowings) at the end of the quarter was $1,529 million, compared with $939 million at year-end 1998. This increase is due to the strong sales performance in the first three quarters of 1999, coupled with the seasonality of the Company's operating cash flow.

On August 12, 1999, the Company issued $150 million of 6.50% Medium Term Notes, Series A, due August 15, 2000. These notes were issued under the Company's existing shelf registration statement. The proceeds from this issue were used to reduce commercial paper borrowings.

Capital additions were $749 million for the first three quarters. The Company anticipates total capital spending of approximately $1.2 billion in 1999, with the majority of the spending relating to the Company's China manufacturing operations, productivity improvements and ongoing environmental and safety spending. Capital spending (excluding acquisitions) in 2000 is expected to be slightly less than the $1.2 billion in 1999.

During the second quarter of 1999, the Company completed stock repurchases under its $2 billion authorization. That program, initiated in May 1996, resulted in 26.8 million shares being repurchased. Under the new $2 billion program announced on April 15, 1999, the Company repurchased an additional 1.2 million shares for $92 million during the third quarter of 1999. Total year- to-date repurchases under both programs amounted to $583 million. During the remainder of 1999, repurchases will continue but at lower levels, as the Company returns to its target debt-to-total-capital ratio of about 34%. The Company expects to spend a total of approximately $700 million on stock repurchases during 1999.

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

The Company anticipates the net cash cost of the restructuring charge recorded in the third quarter of 1999 (see Restructuring Programs and Cost Reduction) to be approximately $140 million after tax, which will be recovered through cost savings in less than two years. Severance-related actions associated with this charge will be completed by the end of the third quarter of 2000.
---------------------------------------------------------------------------

OTHER

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement must be adopted by the Company by the year 2001, but may be adopted in any earlier fiscal quarter, and is not to be applied retroactively. If the Company had adopted SFAS No. 133 in the third quarter of 1999, the impact would not have been material to its results of operations or financial position. The Company intends to adopt this Statement effective January 1, 2000.
---------------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Form 10-Q relate to the Company's Year 2000 compliance efforts, including expectations about compliance timetables and costs. Also, references to the Company's restructuring and cost reduction initiatives and to expected savings are forward-looking statements.

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

The majority of foreign currency forward contracts held by the Company are denominated in the Euro or in British pounds sterling. If foreign currency exchange rates at September 1999 and 1998 increased 10%, the Company would incur losses of $59 million and $106 million on foreign currency forward contracts outstanding at September 30, 1999 and 1998, respectively. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

The Company has used silver option and forward contracts to minimize almost all of its exposure to increases in silver prices in 1998 and continues to do so in 1999. As of September 30, 1999, the Company had open forward contracts hedging the majority of its planned silver requirements for 1999. Based on broker-quoted termination values, if the price of silver decreased 10% from $5.58 and $5.39 per troy ounce at September 30, 1999 and 1998, respectively, the fair value of silver forward contracts would be reduced by $8 million and $15 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

The Company is exposed to interest rate risk primarily through its borrowing activities and less so through investments in marketable securities. The Company utilizes U.S. dollar-denominated commercial paper and borrowings as well as foreign currency-denominated borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings and marketable securities are in fixed-rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. Using a yield to maturity analysis, if September 30, 1999 interest rates increased 10% (about 61 basis points) with the September 30, 1999 level of short-term and long-term borrowings, there would be decreases in fair value of short-term and long-term borrowings of $2 million and $16 million, respectively. If September 30, 1998 interest rates increased 10% (about 51 basis points) with the September 30, 1998 level of debt and marketable securities, there would be decreases in fair value of marketable securities, short-term and long-term borrowings of $1 million, $1 million and $10 million, respectively.
---------------------------------------------------------------------------

                        Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 7, 1998, the Company received a proposed administrative Consent Order seeking unspecified penalties and a compliance schedule from the New York State Department of Environmental Conservation (DEC), to address alleged violations of the Environmental Conservation Law and regulations at the Company's Kodak Park manufacturing complex in Rochester, New York. The violations alleged were primarily comprised of air, water, and hazardous substance releases and incidents, largely accidental, that had been reported by the Company to the DEC over the previous five years.

On August 4, 1999, the DEC and the Company signed a Consent Order that required the Company to pay a $775,000 penalty, which it has done, and to take certain remedial actions at Kodak Park. These remedial actions include upgrades to the King's Landing wastewater treatment plant and the Kodak Park power plants.
---------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 26 and 27.

(b) Reports on Form 8-K.

On August 6, 1999, the Company filed a report on Form 8-K. Item 5, Other Events, reported the filing of documents with respect to the issuance and sale from time to time by the Company of up to $1,000,000,000 aggregate principal amount of its Medium-Term Notes, Series A. Item 7, Exhibits, referred to Exhibits 1, 4(a), 4(b), 4(c), and 4(d), all of which relate to the Medium-Term Notes, Series A.



---------------------------------------------------------------------------

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    November 3, 1999
                                    E. Mark Rajkowski
                                    Controller

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules


Exhibit                                                                Page

(10)  E.  1982 Eastman Kodak Company Executive Deferred Compensation
          Plan, as amended effective October 7, 1999.
          (Incorporated by reference to the Eastman Kodak Company
          Annual Report on Form 10-K for the fiscal year ended December
          31, 1996, Exhibit 10.)                                         28

      G.  Eastman Kodak Company 1990 Onmibus Long-term Compensation
          Plan, as amended effective October 7, 1999.
          (Incorporated by reference to the Eastman Kodak Company
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1996, the Quarterly Report on Form 10-Q for
          the quarterly period ended March 31, 1997, and the
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 1998, Exhibit 10.)                                    30

      H.  Eastman Kodak Company Management Variable Compensation
          Plan, as amended effective October 7, 1999.
          (Incorporated by reference to the Eastman Kodak Company
          Quarterly Report on Form 10-Q for the quarterly period
          ended March 31, 1997, the Quarterly Report on Form 10-Q
          for the quarterly period ended March 31, 1998, and
          the Quarterly Report on Form 10-Q for the quarterly period
          ended June 30, 1998, Exhibit 10.)                              31

      I.  Eastman Kodak Company 1995 Omnibus Long-Term Compensation
          Plan, as amended effective October 7, 1999.
          (Incorporated by reference to the Eastman Kodak Company
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1996, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998,
          Exhibit 10.)                                                  32

      O. Eastman Kodak Company 1997 Stock Option Plan, as amended effective October 7, 1999.
          (Incorporated by reference to the Eastman Kodak Company
          Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and the Quarterly Report on Form 10-Q for the
          quarterly period ended June 30, 1998, Exhibit 10.)            33

      R.  Eastman Kodak Company 2000 Omnibus Long-Term Compensation
          Plan, as amended effective October 7, 1999.
          (Incorporated by reference to the Eastman Kodak Company
          Quarterly Report on Form 10-Q for the quarterly period
          ended June 30, 1999, Exhibit 10.)                             34

(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-Q.

                                                            Exhibit (10) E.

      1982 EASTMAN KODAK COMPANY EXECUTIVE DEFERRED COMPENSATION PLAN


Sections 1.10, 1.20, and 8.3 of the 1982 Eastman Kodak Company Executive Deferred Compensation Plan are amended in their entirety, effective October 7, 1999, to read as follows:

     1.10 Eligible Employee

     "Eligible Employee" means the corporate officers of Kodak and any other employee of the Company whose individual annual salary rate as of August 1 is equal to or greater than the Eligibility Compensation Level and who has a wage grade of 48 or above. Eligible Employee shall also include an employee of Kodak or any Subsidiary of Kodak selected annually by the Compensation Committee whose individual annual salary rate as of August 1 is equal to or greater than the Eligibility Compensation Level and who has a wage grade equivalent to wage grade 48 or above. However, in no event shall a non-resident alien be an Eligible Employee unless he or she is paid on United States payroll. Any employee who becomes eligible to participate in this Plan and in a future year does not qualify as an Eligible Employee solely because his or her individual annual salary rate as of August 1 is less than the Eligibility Compensation Level, shall nevertheless be eligible to participate in such year.

     1.20 Subsidiary

     "Subsidiary" means any corporation or other entity in which Kodak has a direct or indirect ownership interest of 50% or more of the total combined voting power of the then outstanding securities or interests of such corporation or other entity entitled to vote generally in the election of directors or in which Kodak has the right to receive 50% or more of the distribution of profits or 50% of the assets on liquidation or dissolution.

     8.3  Timing

     Payments shall be made as soon as is administratively possible following the fifth business day in March and shall commence in any year designated by the Compensation Committee up through the tenth year following the year in which the Participant retires, becomes disabled, or for any other reason, ceases to be employed by the "Consolidated Group," but in no event later than the year the Participant reaches age 71. Notwithstanding the preceding sentence of this Section 8.3, payment in the event of death shall be made in accordance with Section 8.6. For purposes of this Section 8.3, the term "Consolidated Group" means Kodak and all subsidiaries.

Section 4.2 (B) of the 1982 Eastman Kodak Company Executive Deferred Compensation Plan is amended in its entirety, effective February 11, 1999, to read as follows:


     4.2 (B)   Newly Eligible Employees

     An Eligible Employee who is hired by the Company during a calendar year may make a deferral election to defer compensation earned during the remainder of such year by filing an election in accordance with the terms of this Section 4.2(B). Such election must be filed by the Eligible Employee with the Compensation Committee within the earlier of: (i) 10 days following the date of the Eligible Employee's receipt of the Plan's enrollment package; or (ii) the 30th following the first day of the Eligible Employee's employment with the Company. Notwithstanding any provision of this Plan to the contrary, such election shall only be effective with respect to the Eligible
     Employee's: (i) base salary, beginning with the first pay period following the pay period in which the election is filed with the Compensation Committee; and (ii) any award to which he or she may be entitled under the Management Variable Compensation Plan, or any successor plan thereto, for services performed during the calendar year of his or her hire. By way of an administrative rule, the Compensation Committee may impose such additional requirements upon a newly Eligible Employee's election, including, but not limited to, a minimum level of deferral, as it determines in the exercise of its sole and absolute discretion.

                                                            Exhibit (10) G.

      EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM COMPENSATION PLAN

Paragraph 20 of the Eastman Kodak Company 1990 Omnibus Long-Term
Compensation Plan is amended in its entirety, effective October 7, 1999, to read as follows:

     19.  Withholding Taxes

     The Company shall be entitled to deduct from any payment under the Plan, regardless of the form of such payment, the amount of all applicable income and employment taxes required by law to be withheld with respect to such payment or may require the Participant to pay to it such tax prior to and as a condition of the making of such payment. In accordance with any applicable administrative guidelines it establishes, the Committee may allow a Participant to pay the amount of taxes required by law to be withheld from an Award by withholding from any payment of Common Stock due as a result of such Award, or by permitting the Participant to deliver to the Company, shares of Common Stock having a fair market value, as determined by the Committee, equal to an amount that is not in excess of the amount required to be withheld to satisfy the minimum statutory withholding rates for federal, state and payroll purposes.

                                                            Exhibit (10) H.

        EASTMAN KODAK COMPANY MANAGEMENT VARIABLE COMPENSATION PLAN

Section 13.2 of the Eastman Kodak Company Management Variable Compensation Plan is amended in its entirety, effective October 7, 1999, to read as follows:

     13.2 Withholding Taxes

     The Company shall be entitled to deduct from any payment under the Plan, regardless of the form of such payment, the amount of all applicable income and employment taxes required by law to be withheld with respect to such payment or may require the Participant to pay to it such tax prior to and as a condition of the making of such payment. In accordance with any applicable administrative guidelines it establishes, the Committee may allow a Participant to pay the amount of taxes required by law to be withheld from an Award by withholding from any payment of Common Stock due as a result of such Award, or by permitting the Participant to deliver to the Company, shares of Common Stock having a fair market value, as determined by the Committee, equal to an amount that is not in excess of the amount required to be withheld to satisfy the minimum statutory withholding rates for federal, state and payroll purposes.

                                                            Exhibit (10) I.

      EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM COMPENSATION PLAN


Section 19.2 of the Eastman Kodak Company 1995 Omnibus Long-Term
Compensation Plan is amended in its entirety, effective October 7, 1999, to read as follows:

     19.2 Withholding Taxes

     The Company shall be entitled to deduct from any payment under the Plan, regardless of the form of such payment, the amount of all applicable income and employment taxes required by law to be withheld with respect to such payment or may require the Participant to pay to it such tax prior to and as a condition of the making of such payment. In accordance with any applicable administrative guidelines it establishes, the Committee may allow a Participant to pay the amount of taxes required by law to be withheld from an Award by withholding from any payment of Common Stock due as a result of such Award, or by permitting the Participant to deliver to the Company, shares of Common Stock having a fair market value, as determined by the Committee, equal to an amount that is not in excess of the amount required to be withheld to satisfy the minimum statutory withholding rates for federal, state and payroll purposes.

                                                            Exhibit (10) O.

               EASTMAN KODAK COMPANY 1997 STOCK OPTION PLAN


Section 8.2 of the Eastman Kodak Company 1997 Stock Option Plan is amended in its entirety, effective October 7, 1999, to read as follows:

     8.2  Withholding Taxes

     The Company shall be entitled to deduct from any payment under the Plan, regardless of the form of such payment, the amount of all applicable income and employment taxes required by law to be withheld with respect to such payment or may require the Participant to pay to it such tax prior to and as a condition of the making of such payment. In accordance with any applicable administrative guidelines it establishes, the Committee may allow a Participant to pay the amount of taxes required by law to be withheld from an Award by withholding from any payment of Common Stock due as a result of such Award, or by permitting the Participant to deliver to the Company, shares of Common Stock having a fair market value, as determined by the Committee, equal to an amount that is not in excess of the amount required to be withheld to satisfy the minimum statutory withholding rates for federal, state and payroll purposes.

                                                            Exhibit (10) R.

      EASTMAN KODAK COMPANY 2000 OMNIBUS LONG-TERM COMPENSATION PLAN


Section 19.2 of the Eastman Kodak Company 2000 Omnibus Long-Term
Compensation Plan is amended in its entirety, effective October 7, 1999, to read as follows:

     19.2 Withholding Taxes

     The Company shall be entitled to deduct from any payment under the Plan, regardless of the form of such payment, the amount of all applicable income and employment taxes required by law to be withheld with respect to such payment or may require the Participant to pay to it such tax prior to and as a condition of the making of such payment. In accordance with any applicable administrative guidelines it establishes, the Committee may allow a Participant to pay the amount of taxes required by law to be withheld from an Award by withholding from any payment of Common Stock due as a result of such Award, or by permitting the Participant to deliver to the Company, shares of Common Stock having a fair market value, as determined by the Committee, equal to an amount that is not in excess of the amount required to be withheld to satisfy the minimum statutory withholding rates for federal, state and payroll purposes.