Form 10-K
period 1999-12-31
EASTMAN KODAK CO
filed 2000-03-13
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the year ended December 31, 1999 or

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

At December 31, 1999 310,420,930 shares of Common Stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the New York Stock Exchange at February 4, 2000) of the voting stock held by nonaffiliates was approximately $19.6 billion.

                                 PART I

ITEM 1.  BUSINESS

Eastman Kodak Company (the Company or Kodak) is engaged primarily in developing, manufacturing and marketing consumer, professional, health and other imaging products and services. Kodak's sales, earnings and identifiable assets by operating segment for the past three years are shown in Note 17, Segment Information.
-------------------------------------------------------------------------

CONSUMER IMAGING SEGMENT

Sales of the Consumer Imaging segment for 1999, 1998 and 1997 were (in millions) $7,411, $7,164 and $7,681, respectively.

Kodak manufactures and markets various components of consumer imaging systems. For traditional consumer amateur photography, Kodak supplies films, photographic papers, processing services, photofinishing equipment, photographic chemicals, cameras (including one-time-use) and projectors. The Advanced Photo System is an amateur system of cameras, films and photofinishing which delivers a variety of consumer features such as drop-in loading, multiple print size options, index prints, and negatives returned in the cartridge. Kodak has also developed products that bridge traditional silver halide and digital products. These products include kiosks and scanning systems to digitize images, digital media for storing images, software for enhancing images and a network for transmitting images. In addition, other digitization options have been created to stimulate more pictures in use, adding to the consumption of film and paper, including Kodak Picture CD, Kodak PhotoNet Online, Kodak / America Online (AOL) "You've Got Pictures" SM, Kodak Picture Disk, Kodak Photo CD, and Kodak Picture Maker. The Company presently has relationships with Intel, Hewlett-Packard, AOL, PictureVision, Inc., Adobe Systems, Weave Innovations, and others to expand the category for silver halide and digital products.

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

Raw Materials. The raw materials used by the Consumer Imaging segment are many and varied and generally available. Silver is one of the essential materials in traditional photographic film and paper manufacturing. Digital electronic components are also prevalent in product offerings.
------------------------------------------------------------------------

KODAK PROFESSIONAL SEGMENT

Sales of the Kodak Professional segment for 1999, 1998 and 1997 were (in millions) $1,910, $1,840 and $2,272, respectively.

Products of the Kodak Professional segment include films, photographic papers, digital cameras, printers and scanners, chemicals, and services targeted to professional customers. These products serve professional photofinishers, professional photographers and commercial printers and publishers.

Kodak Polychrome Graphics, a 50/50 joint venture with Sun Chemical Corporation, was formed on December 31, 1997. The joint venture assumed responsibility for the photographic plate business, as well as for the marketing of Kodak graphic arts film, and proofing materials and equipment. Sales for the segment are lower in 1998 and 1999 compared to 1997 because the Company now sells graphics products to the joint venture, rather than selling completed products to final customers.

In September 1997, Kodak and Heidelberger Druckmaschinen AG ("Heidelberg") established the NexPress joint venture for the purpose of developing and marketing new digital color printing solutions for the graphic arts industry. In connection with the 1999 sale of the Office Imaging business as further discussed, the Company and Heidelberg also expanded their joint venture company, NexPress, to include the black-and-white electrophotographic business. The Company contributed its toner and developer operations in Rochester and Kirkby, England to the joint venture.

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

Raw Materials. The raw materials used by the Kodak Professional segment are many and varied and generally available. Silver is one of the essential materials used in the manufacturing of professional photographic, industrial x-ray, and graphic arts film, and paper. Digital electronic components are becoming more prevalent in product offerings.
------------------------------------------------------------------------

HEALTH IMAGING SEGMENT

Sales of the Health Imaging segment for 1999, 1998 and 1997 were (in millions) $2,120, $1,526 and $1,532, respectively.

The products of the Health Imaging segment are used to capture, store, process, print and display images and information in a variety of forms for customers in the health care industry, for both primary and referral diagnoses.

Products of the Health Imaging segment include medical films, chemicals, and processing equipment, as well as services for health care professionals. As a result of the Imation medical imaging acquisition discussed below, segment products also include digital, or dry, products, which are a key component of sales and earnings growth. These products include digital print film, laser printers, and digital media. The Health Imaging segment serves customers for general radiology products and specialty health markets, including cardiology, dental, mammography, oncology and ultrasound imaging.

On November 30, 1998, Kodak acquired the worldwide medical imaging business of Imation Corp., which includes Imation's manufacturing facilities in White City, Oregon and Oakdale, Minnesota, and all of the outstanding shares of Imation's Cemax-Icon subsidiary in Fremont, California. At the time of acquisition, this business generated approximately $500 million in annual revenues.

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

Raw Materials. The raw materials used by the Health Imaging segment are many and varied and generally available. Silver is one of the essential materials used in X-ray film manufacturing.
------------------------------------------------------------------------

OTHER IMAGING SEGMENT

Sales of the Other Imaging segment for 1999, 1998 and 1997 were (in millions) $2,648, $2,876 and $3,053, respectively.

Products of the Other Imaging segment include motion picture films, audiovisual equipment, consumer digital cameras and printers, microfilm products, applications software, printers, scanners and other business equipment, aerial film, image capture products, optics and optical systems, as well as supplies and service agreements to support certain of these products. These products serve customers primarily in motion picture and television, document imaging, and government markets.

In April 1999, the Company sold its digital printer, copier-duplicator, and roller assembly operations primarily associated with its Office Imaging business to Heidelberg, which included its operations in Rochester, NY, Muehlhausen, Germany and Tijuana, Mexico. In November 1999, the Company sold The Image Bank, a wholly-owned subsidiary which markets and licenses image reproduction rights, to Getty Images, Inc. In November 1999, the Company sold its Motion Analysis Systems Division, which manufactures digital cameras and digital video cameras for the automotive and industrial markets, to Roper Industries, Inc.

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

Raw Materials. The raw materials used are many and varied and generally available. Silver is one of the essential materials in traditional film manufacturing. Electronic components represent a significant portion of the cost of the materials used in the manufacture of business equipment and digital cameras.

-------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development. Research and development expenditures for 1999, 1998 and 1997 were (in millions) $817, $922 and $1,230, respectively. The 1998 figure includes a $42 million charge for the write-off of in-process research and development associated with the acquisition of Imation Corp.'s worldwide medical imaging business on November 30, 1998. The 1997 figure includes a $186 million charge for the write-off of in-process research and development associated with the acquisition of Wang Laboratories' software unit on March 17, 1997. See
Note 15, Acquisitions and Joint Ventures.

Research and development groups are located principally in the United States, primarily in Rochester, New York. Other groups in the United States are located in Boston, Massachusetts; Washington, D.C.; and Menlo Park, California. Outside the U.S., research and development groups are located principally in Australia, England, France, Japan and China.
These groups, in close cooperation with manufacturing units and marketing organizations, are constantly developing new products and applications to serve both existing and new markets.

It has been Kodak's general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents where feasible. The ownership of these patents contributes to Kodak's ability to use its inventions but at the same time is accompanied by patent licensing. While in the aggregate Kodak's patents are considered to be of material importance in the operation of its business, the Company does not consider that the patents relating to any single product or process are of material significance when judged from the standpoint of its total business.
-------------------------------------------------------------------------

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

Environmental protection is further discussed in the Notes to Financial Statements.
-------------------------------------------------------------------------

EMPLOYMENT

At the end of 1999, the Company employed 80,650 people, of whom 43,300 were employed in the U.S.
-------------------------------------------------------------------------

Financial information by geographic areas for the past three years is shown in Note 17, Segment Information.
-------------------------------------------------------------------------

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

Products in the Other Imaging segment are manufactured in the United States primarily in Rochester, New York and Windsor, Colorado.
Manufacturing facilities outside the United States are located in Brazil, Canada, England, France, Germany, Japan, India, Ireland and Mexico.

Properties within a country are generally shared by all segments operating within that country.

Regional distribution centers are located in various places within and outside of the United States. The Company owns or leases administrative, manufacturing, marketing and processing facilities in various parts of the world. The leases are for various periods and are generally renewable.
-------------------------------------------------------------------------

Item 3.  LEGAL PROCEEDINGS

None.
-------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
-------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

(as of December 31, 1999)
                                                      Date First Elected
                                                         an         to
                                                     Executive    Present
    Name               Age       Positions Held       Officer     Office

George M. C. Fisher     59   Chairman of the Board,
                             Chief Executive Officer    1993       1995
Joerg D. Agin           57   Senior Vice President      1996       1996
Michael P. Benard       52   Vice President             1994       1994
Robert H. Brust *       56   Chief Financial Officer
                             and Executive Vice
                             President                  2000       2000
Daniel A. Carp **       51   President and
                             Chief Operating Officer    1995       1997
Martin M. Coyne, II *** 50   Vice President             1997       1995
Jesse J. Greene, Jr.    54   Senior Vice President      1998       1999
Carl E. Gustin, Jr.     48   Senior Vice President      1995       1995
Robert J. Keegan ****   52   Senior Vice President      1997       1997
Carl F. Kohrt           56   Executive Vice President
                             and Assistant Chief
                             Operating Officer          1995       1995
Michael P. Morley       56   Senior Vice President      1994       1994
Candy M. Obourn ***     49   Vice President             1997       1991
E. Mark Rajkowski       41   Controller                 1998       1998
Willy C. Shih ***       48   Vice President             1997       1997
Patrick T. Siewert ***  44   Vice President             1997       1995
Eric L. Steenburgh      58   Executive Vice President
                             and Assistant Chief
                             Operating Officer          1998       1998
Gary P. Van Graafeiland 53   General Counsel and
                             Senior Vice President      1992       1992


* Effective January 3, 2000

** Effective January 1, 2000 - President and Chief Executive Officer

*** Effective January 1, 2000 - Senior Vice President

**** Effective January 1, 2000 - Executive Vice President

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for more than five years, except Mr. Agin, who joined the Company on September 1, 1995; Mr. Coyne, who joined the Company on September 5, 1995; Mr. Keegan, who joined the Company on July 1, 1997; Mr. Shih, who joined the Company on July 7, 1997; Mr. Steenburgh, who joined the Company on April 13, 1998; Mr. Rajkowski, who joined the Company on July 13, 1998; and Mr. Brust, who joined the
Company on January 3, 2000.   Prior to joining Kodak in 1995, Mr. Agin
held executive positions with Universal Studios, most recently as Senior Vice President, New Technology and Business Development. Prior to joining Kodak in 1995, Mr. Coyne was president of his own consulting firm, "M. M. Coyne & Associates." Mr. Coyne was previously employed by Kodak, leaving early in 1995 from the position of Executive Director, Health Group Marketing. Prior to joining Kodak in 1997, Mr. Keegan held the position of Executive Vice President with Avery Dennison Corporation since 1995. Mr. Keegan was previously employed by Kodak, leaving in 1995 from the position of General Manager of Consumer Imaging for Kodak's European, Middle Eastern and African Region. Prior to joining Kodak in 1997, Mr. Shih was Vice President of Marketing for Technical Computing at Silicon Graphics Computer Systems, which he joined in 1995. Prior to joining that company, Mr. Shih held executive positions with DEC, which he joined in 1994, and IBM Corporation. Prior to joining Kodak in 1998, Mr. Steenburgh held senior management positions at Xerox Corporation, Ricoh Company, Ltd., Goulds Pumps, and, most recently, was President of the Industrial Pump Group Worldwide at ITT Fluid Technology Corporation, a part of ITT Industries. Prior to joining Kodak in 1998, Mr. Rajkowski was employed at Price Waterhouse LLP (now PricewaterhouseCoopers LLP) where he was the Upstate New York Technology Group Managing Partner and an Audit and Business Advisory Services Partner. Prior to joining Kodak in 2000, Mr. Brust was Senior Vice President and Chief Financial Officer with Unisys Corporation since 1997. Prior to joining that company, Mr. Brust held a variety of management positions with General Electric since 1965.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.
-------------------------------------------------------------------------

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Eastman Kodak Company common stock is principally traded on the New York Stock Exchange. There are 131,719 shareholders of record of common stock as of December 31, 1999. See Liquidity and Capital Resources, and Market Price Data in Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 68.
-------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
(in millions, except per share data)

                                 1999   Change     1998   Change     1997
Sales                         $14,089    + 5%   $13,406    - 8%   $14,538
Earnings from operations        1,990    + 5      1,888               130
Net earnings                    1,392      -      1,390                 5
Basic earnings per share         4.38    + 2       4.30               .01
Diluted earnings per share       4.33    + 2       4.24               .01

1999

The Company results for the year included the following:

A pre-tax restructuring charge of $350 million ($231 million after tax) relating to worldwide manufacturing and photofinishing consolidation and reductions in selling, general and administrative positions worldwide. See Note 11, Restructuring Programs and Cost Reduction. In addition to this charge, the Company incurred pre-tax charges of $11 million ($7 million after tax) in the fourth quarter of 1999 in connection with this program. This amount relates primarily to accelerated depreciation of assets still in use but scheduled to be sold and exited, as well as relocation costs for manufacturing and photofinishing consolidation. Accelerated depreciation charges and relocation costs of approximately $60 million pre-tax, in the aggregate, will be recorded in 2000 to cost of goods sold in connection with these actions.

A pre-tax charge of $51 million ($34 million after tax) associated with the Eastman Software business, consisting of amounts recorded for impaired assets, including goodwill ($39 million pre-tax) and severance payments to restructure the operation ($12 million pre-tax).

A pre-tax charge of $32 million ($21 million after tax) to write down existing inventories to net realizable value, fund employee severance payments and provide for other contractual obligations associated with the Company's decision to exit the Entertainment Imaging sticker print kiosk product line.

A pre-tax charge of $20 million ($13 million after tax) for the write-off of an investment in CalComp Corporation, relating to the development of a particular inkjet printing technology, which was determined to be unrecoverable.

The sale of its wholly-owned subsidiary, The Image Bank, resulting in a pre-tax gain of $95 million ($63 million after tax). See Note 16, Sales of Assets and Divestitures.

The sale of its Motion Analysis Systems Division, resulting in a pre-tax gain of $25 million ($16 million after tax). See Note 16, Sales of Assets and Divestitures.

Excluding the above items, net earnings were $1,619 million. Basic earnings per share were $5.09 and diluted earnings per share were $5.03.

1998

The Company results for the year included the following:

The sale of its NanoSystems subsidiary, resulting in a pre-tax gain of $87 million ($57 million after tax). See Note 16, Sales of Assets and Divestitures.

The sale of part of its investment in Gretag Imaging Group ("Gretag") in connection with Gretag's initial public offering, resulting in a pre-tax gain of $66 million ($44 million after tax). See Note 16, Sales of Assets and Divestitures.

A pre-tax charge of $132 million ($87 million after tax) for asset write-downs and employee severance in the Office Imaging division of the Document Imaging business unit resulting from significant volume reductions by the primary customer for Office Imaging products, Danka Business Systems PLC ("Danka") (the "Office Imaging charge"). See Note 16, Sales of Assets and Divestitures.

A pre-tax charge of $45 million ($30 million after tax), primarily for in-process research and development (R&D), associated with the acquisition of the medical imaging business of Imation Corp. (the "Imation charge"). See Note 15, Acquisitions and Joint Ventures.

Excluding the above items, and pre-tax litigation charges of $35 million ($23 million after tax) relating primarily to Health Imaging, net earnings were $1,429 million. Basic earnings per share were $4.42 and diluted earnings per share were $4.37.

1997

The Company results for the year included the following:

A pre-tax charge of $1,455 million ($990 million after tax) for restructuring, asset impairments and other charges. See Note 11, Restructuring Programs and Cost Reduction.

A pre-tax charge of $186 million ($123 million after tax) for a write-off of in-process R&D associated with the acquisition of Wang Laboratories' software unit (the "Wang charge"). See Note 15, Acquisitions and Joint Ventures.

A pre-tax charge of $46 million ($30 million after tax) taken as a reserve for payments required in connection with the Image Technical Service, Inc. litigation relating to the sale of micrographics and copier parts (the "ITS charge").

Excluding these charges, net earnings were $1,148 million. Basic earnings per share were $3.52 and diluted earnings per share were $3.46.

DETAILED RESULTS OF OPERATIONS
Sales by Operating Segment
(in millions)
                                 1999   Change     1998   Change     1997

Consumer Imaging
  Inside the U.S.             $ 3,562    + 7%   $ 3,342    - 4%   $ 3,477
  Outside the U.S.              3,849    + 1      3,822    - 9      4,204
                              -------    ---    -------    ---    -------
Total Consumer Imaging          7,411    + 3      7,164    - 7      7,681
                              -------    ---    -------    ---    -------
Kodak Professional
  Inside the U.S.                 766    + 6        725    -22        927
  Outside the U.S.              1,144    + 3      1,115    -17      1,345
                              -------    ---    -------    ---    -------
Total Kodak Professional        1,910    + 4      1,840    -19      2,272
                              -------    ---    -------    ---    -------
Health Imaging
  Inside the U.S.                 954    +43        668    - 2        682
  Outside the U.S.              1,166    +36        858    + 1        850
                              -------    ---    -------    ---    -------
Total Health Imaging            2,120    +39      1,526      -      1,532
                              -------    ---    -------    ---    -------
Other Imaging
  Inside the U.S.               1,312    -16      1,558    - 7      1,681
  Outside the U.S.              1,336    + 1      1,318    - 4      1,372
                              -------    ---    -------    ---    -------
Total Other Imaging             2,648    - 8      2,876    - 6      3,053
                              -------    ---    -------    ---    -------
Total Sales                   $14,089    + 5%   $13,406    - 8%   $14,538
                              =======    ===    =======    ===    =======

Earnings (Loss) From Operations by Operating Segment - See Note 17, Segment Information.

Net Earnings (Loss) by Operating Segment - See Note 17, Segment
Information.

1999 COMPARED WITH 1998

CONSOLIDATED
------------

Worldwide sales for 1999 increased 5% from the prior year. The impact of portfolio actions on the year-to-year comparison was essentially neutral. Currency changes against the dollar negatively affected sales by $12 million. Sales growth was achieved across numerous businesses, including growth in sales of Health Imaging film (analog film as well as laser imaging products of the acquired Imation medical imaging business), consumer and professional digital cameras, Consumer Imaging color paper and film (especially Advantix film and one-time-use cameras), CD media, and inkjet media.

Sales of digital and digitization products were $2,333 million, up 46% from $1,597 million a year ago. Sales of digital products accounted for 17% of the Company's worldwide sales. Full year digital losses of $116 million improved $146 million over full year 1998. Digital losses in 1999 are primarily attributable to the Company's increased investments in digitization products and services, including continued investments in consumer digital cameras.

Sales in emerging markets increased 6%, and accounted for approximately 16% of the Company's worldwide sales. The emerging markets portfolio showed growth across a wide geographical range, with China up 30%, Korea up 36% and India up 19%. Strong growth in Mexico of 16% was offset by a 16% decline in Brazil, resulting in a 2% decline in the Latin American Region. Sales in Russia remained weak, reflecting a 33% sales decline from the prior year.

Overall gross profit margins decreased 2.3 percentage points from 45.6% in 1998 to 43.3% in 1999. Excluding special charges in both years, gross profit margins decreased .4 percentage points from 46.1% in 1998 to 45.7% in 1999. Gross profit came under pressure from lower prices, increased levels of goodwill amortization, startup costs in the China manufacturing project, and the acquired Imation medical imaging business, which has a gross profit rate lower than the Company average. These pressures were offset, almost entirely, by gains in manufacturing productivity, improvements in digital businesses, and the beneficial effects of portfolio actions taken, including the divestiture of Office Imaging and a significant portion of Consumer Imaging's retail business.

Selling, general and administrative (SG&A) expenses for the Company were essentially level, but decreased from 24.6% of sales in 1998 to 23.4% of sales in 1999. Excluding restructuring charges, SG&A expenses decreased 2% from the prior year and as a percentage of sales from 24.1% in 1998 to 22.5% in 1999, while SG&A excluding advertising expenses also decreased from 18.5% to 17.4%. The decrease in rates, excluding restructuring charges, is due to higher sales and cost reduction activities as well as reductions in advertising expense.

Excluding the Imation charge in 1998, R&D decreased 7%, from 6.6% of sales in 1998 to 5.8% of sales in 1999, as a result of a number of factors, including improvement in the R&D cost structure, a more tightly focused portfolio, and more joint development, with more work shared with partners.

Earnings from operations increased 5% to $1,990 million. Excluding special charges in both years, earnings from operations increased $389 million or 19%, as the benefits of higher unit sales volumes across many of the Company's key products, manufacturing productivity and cost reductions more than offset lower effective selling prices and the unfavorable effects of foreign currency rate changes.

Interest expense increased 29% from the prior year, to $142 million, as a result of higher average borrowings. Other income (charges) decreased $67 million from the prior year. Excluding special charges and credits from both years, other income (charges) decreased $70 million, resulting primarily from reduced investment income, lower gains on asset sales and R&D investments in the NexPress joint venture. The effective tax rates were 34% in both 1999 and 1998.

In connection with the $350 million pre-tax restructuring charge recorded in the third quarter of 1999, the Company expects approximate savings associated with this program of $100 million in 2000, and an additional $70 million in 2001, resulting in a total run rate savings of $170 million. The Company anticipates recovering the net cash cost of this program in less than two years. Approximately 3,400 positions will be eliminated worldwide under this program by September 30, 2000. During the fourth quarter of 1999, approximately 400 employees left the Company under this program.

Approximately 17,400 employees have left the Company under the 1996 and 1997 restructuring programs (see Note 11, Restructuring Programs and Cost Reduction). The 1996 and 1997 programs are essentially complete, with remaining actions to be completed in 2000. As a result of these programs, the Company reduced its operating costs by approximately $730 million in 1998 and an additional $520 million in 1999. These amounts include approximately $95 million and $62 million, respectively, of lower pension and health care costs resulting from the restructuring programs. Cost reduction amounts do not include the benefit of divestitures or the effects of changes in exchange rates, and are net of increased investments. Cost reductions in 1999 were achieved across all business operations and also reflect the benefits of lower employee compensation.

CONSUMER IMAGING
----------------
Consumer Imaging segment sales for the year increased 3%. Excluding the impact of the divestiture of the Fox Photo operating unit in September 1998, sales increased 6%, as higher volumes more than offset lower effective selling prices and the negative effects of foreign exchange. Sales inside the U.S. increased 7%, as higher volumes were partly offset by lower effective selling prices and the impact of portfolio changes. Sales outside the U.S. increased 1%, as higher volumes more than offset lower effective selling prices and the negative effects of foreign exchange.

Worldwide film sales increased 4% from the prior year, as volume increases of 10% more than offset lower effective selling prices. Sales inside the U.S. increased 2%, as higher unit volumes more than offset lower effective selling prices. Sales outside the U.S. increased 5%, as higher volumes more than offset lower effective selling prices and the unfavorable effects of foreign currency rate changes.

Worldwide color paper sales increased 6% from the prior year, as volume increases of 9% more than offset lower effective selling prices. Sales inside the U.S. were particularly strong, increasing 12%, due to higher unit volumes and slightly higher effective selling prices. Sales outside the U.S. increased 2%, as higher volumes more than offset lower effective selling prices and the unfavorable effects of foreign currency rate changes.

SG&A expenses for the segment decreased 5% from 27.4% of sales in 1998 to 25.2% of sales in 1999, reflecting the benefits of Consumer Imaging's sales growth and cost reduction activities. Excluding advertising expenses, SG&A expenses decreased 4% from 18.9% of sales in 1998 to 17.5% of sales in 1999. R&D expenses decreased 5% from 5.1% of sales in 1998 to 4.7% of sales in 1999.

Earnings from operations increased 20%, as higher sales volumes, cost reductions and manufacturing productivity more than offset lower effective selling prices and the unfavorable effects of foreign currency rate changes. Net earnings were $900 million, an increase of 15% from the prior year, which included the $44 million after-tax gain related to the Gretag initial public offering. Excluding the year-ago Gretag gain, net earnings increased 21%, as a result of increases in earnings from operations.

KODAK PROFESSIONAL
------------------

Kodak Professional segment sales for the year increased 4%. Adjusting for the contribution of the Japan graphics business to the Kodak Polychrome Graphics joint venture, sales increased 8%, as higher volumes more than offset lower effective selling prices. Sales inside the U.S. increased 6%, as higher volumes more than offset lower effective selling prices. Sales outside the U.S. increased 3%, as higher volumes more than offset decreases from portfolio changes.

Worldwide Graphics film sales increased 9% on the strength of a 25% volume increase which more than offset lower graphics film prices. Worldwide Portrait/Social sales increased 10%, as higher volumes and the favorable effects of foreign exchange were partially offset by lower effective selling prices. Sales inside the U.S. increased 10%, due to higher volumes and higher effective selling prices. Sales outside the U.S. increased 9%, as volume increases and the favorable effects of foreign exchange were partially offset by lower effective selling prices.

SG&A expenses for the segment decreased 7% from 20.3% of sales in 1998 to 18.1% of sales in 1999. Excluding advertising expenses, SG&A expenses decreased 7% from 17.7% of sales in 1998 to 15.9% of sales in 1999. R&D expenses decreased 23%, from 9.9% of sales in 1998 to 7.4% of sales in 1999. The decrease in R&D reflects the formation of the NexPress joint venture, whose results, including the Company's investments in R&D, are reflected in other income (charges).

Earnings from operations increased 13%, or 20% excluding the pre-tax charge of $20 million for CalComp, as higher sales volumes, manufacturing productivity, and cost reductions in SG&A and R&D more than offset lower effective selling prices. Net earnings increased 12%, primarily reflecting strong contributions from earnings from operations.

HEALTH IMAGING
--------------

Sales of the Health Imaging segment increased 39%, primarily due to the acquisition of Imation's medical imaging business. Excluding the effect of the acquisition, sales increased 2%, as higher volumes more than offset lower effective selling prices. Sales inside the U.S. increased 43%, due primarily to the acquisition and higher volumes, offset by lower effective selling prices. Sales outside the U.S. increased 36%, due to the acquisition and higher volumes, partly offset by lower effective selling prices.

Worldwide analog film sales increased 19%, as higher volumes more than offset lower effective selling prices. Analog film sales inside the U.S. increased 9%, as higher volumes more than offset lower effective selling prices. Outside the U.S., analog film sales increased 25%, as higher volumes more than offset lower effective selling prices. Overall, significant volume growth worldwide is primarily attributable to the acquisition of Imation's medical imaging business.

Sales of digital products (including digital print film, laser printers and digital media) increased 98% primarily due to the acquisition of the medical imaging business from Imation.

SG&A expenses increased 34%, due primarily to the acquisition of Imation's medical imaging business, but decreased from 20.7% of sales in 1998 to 20.0% of sales in 1999. Excluding advertising expenses, SG&A expenses increased 34%, but decreased from 19.7% of sales in 1998 to 19.1% of sales in 1999. Excluding the 1998 Imation charge, R&D expenses increased 21%, but decreased from 6.9% of sales in 1998 to 6.0% of sales in 1999.

Earnings from operations increased 46%, or 29% excluding from 1998 the pre-tax Imation charge of $45 million, as higher unit sales volumes, manufacturing productivity, and cost reductions in SG&A and R&D more than offset lower effective selling prices. Net earnings increased 54%, or 27% excluding from 1998 the charges for Imation and litigation, as a result of the increase in earnings from operations.

OTHER IMAGING
-------------

Sales in the Other Imaging segment decreased 8%, as higher unit volumes were more than offset by portfolio changes (primarily the sale of the Office Imaging business) and lower effective selling prices. Excluding the impact of portfolio adjustments, segment sales increased 5%. Sales of digital cameras and CD media increased significantly, while sales of motion picture films decreased due to softness in the motion picture industry. Sales inside the U.S. decreased 16%, as decreases from portfolio changes more than offset higher volumes. Sales outside the U.S. increased 1%, as higher volumes more than offset lower effective selling prices.

Worldwide digital camera sales increased 97%, as significantly higher volumes were slightly offset by lower effective selling prices. Digital camera sales inside the U.S. increased 106%, due to significantly higher volumes. Outside the U.S., sales increased 87%, as considerably higher volumes were partially offset by lower effective selling prices.

SG&A expenses decreased 17% from 22.8% of sales in 1998 to 20.6% of sales in 1999. Excluding advertising expenses, SG&A expenses decreased 19% from 19.8% of sales in 1998 to 17.4% of sales in 1999. R&D expenses decreased 11% from 8.0% of sales in 1998 to 7.7% of sales in 1999.

Earnings from operations increased 25%. Excluding special charges in both years, earnings from operations decreased 2%, as higher volumes and manufacturing productivity were offset by lower effective selling prices and the unfavorable effects of foreign exchange. Net earnings increased 37%, or decreased 21% excluding special charges and credits from both years, as a result of lower earnings from operations and lower gains on sales of properties.

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

SG&A expenses for the Company decreased 16% from 26.9% of sales in 1997 to 24.6% of sales in 1998. Adjusting 1997 for the promotion reclass and excluding $64 million of the Office Imaging charge recorded to SG&A in 1998 and the impact of the graphics business from both years, SG&A decreased 9% from 26.0% of sales to 24.9% of sales. This decrease is primarily attributable to the benefits associated with the Company's cost reduction program.

Excluding the Imation charge in 1998 and the Wang charge in 1997, R&D expenses decreased 16% from 7.2% of sales in 1997 to 6.6% of sales in 1998 as a result of improved expense management and reduced cost structure. See Note 15, Acquisitions and Joint Ventures, for discussion of the Imation charge and the Wang charge.

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

As described in Note 15, Acquisitions and Joint Ventures, the Company made investments in two newly formed companies operating in China in 1998. Under terms of agreements announced in 1998, the Company is investing more than $1 billion in China. The investment is being used to upgrade technology, improve manufacturing capacity and expand distribution and marketing capability needed to build and support a strong domestic Chinese imaging industry.

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

In the Consumer Imaging segment, certain U.S. promotional expenses which are shown as sales price reductions in 1998 were shown as advertising and promotion expenses in 1997. The amount of those expenses was $164 million in 1997. When comparing 1998 to 1997, this amount should be deducted from 1997 sales as well as advertising expense.

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

YEAR 2000
----------

In 1996, the Company established a formal global program office to assess the impact of the Year 2000 issue on the software and hardware utilized in the Company's internal operations and included in its product offerings to customers. The assessment addressed software applications, systems software, information technology (IT) infrastructure, embedded manufacturing control technology, and products and services. The Year 2000 project phases included: inventorying affected technology and assessing the impact of the Year 2000 issue; developing solution plans; modification; testing and certification; implementation; and developing contingency plans.

The outcome of the project was that the Company successfully transitioned into the year 2000 without any significant problems in software, hardware, or products and services.

Costs of software and hardware remediation were $13 million in 1997, $27 million in 1998, $12 million in 1999, and are estimated to be $1 million in 2000. These remediation efforts, almost entirely for software, did not significantly increase the Company's IT spending since some normal development and maintenance work was postponed. Furthermore, some non-compliant systems were eliminated in 1999 as the Company installed Year 2000-compliant globally deployed ERP/SAP software in connection with its enterprise resource planning project. A charge of $20 million for the total estimated cost of customer product modification was accrued in 1997, which has substantially been utilized at December 31, 1999.

The Company relies on third-party suppliers for many systems, products and services including telecommunications and data center support. The Company would be adversely impacted if these suppliers did not make necessary changes to their own systems and products successfully and in a timely manner. Based on the Company's formalized comprehensive supplier compliance program, the Company believes its suppliers have successfully transitioned into the year 2000, and is not presently aware of any Year 2000 supplier problems that could have a significant impact on the Company's business.

The Company has posted additional information about its Year 2000 program on its Internet web site (www.kodak.com/go/year2000).

THE EURO
--------

The Treaty on European Union provided that an economic and monetary union
(EMU) be established in Europe whereby a single European currency, the euro, replaces the currencies of participating member states. The euro was introduced on January 1, 1999, at which time the value of participating member state currencies was irrevocably fixed against the euro and the European Currency Unit (ECU) was replaced at the rate of one euro to one ECU. For the three-year transitional period ending December 31, 2001, the national currencies of member states will continue to circulate, but as sub-units of the euro. New public debt will be issued in euros and existing debt may be redenominated into euros. At the end of the transitional period, euro banknotes and coins will be issued, and the national currencies of the member states will cease to be legal tender no later than June 30, 2002. The countries that adopted the euro on January 1, 1999 are Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal, and Spain. The Company has operations in all of these countries.

As a result of the euro conversion, it is possible that selling prices of the Company's products and services will experience downward pressure, as current price variations among countries are reduced due to easy comparability of euro prices across countries. Prices will tend to harmonize, although value added taxes and transportation costs will still justify price differentials. Adoption of the euro will probably accelerate existing market and pricing trends including pan-European buying and general price erosion.

On the other hand, currency exchange and hedging costs will be reduced; lower prices and pan-European buying will benefit the Company in its purchasing endeavors; the number of banks and suppliers needed will be reduced; there will be less variation in payment terms; and it will be easier for the Company to expand into new marketing channels such as mail order and Internet marketing.

The Company is in the process of making changes in areas such as marketing and pricing, purchasing, contracts, payroll, taxes, cash management and treasury operations. Billing systems have been modified so that, in 1999, the Company was able to show total gross, value added tax, and net in euros on national currency invoices, to enable customers to pay in the new euro currency if they wish to do so. Countries that have installed ERP/SAP software in connection with the Company's enterprise resource planning project are able to invoice and receive payments in euros as well as in other currencies. Systems for pricing, payroll and expense reimbursements will continue to use national currencies until year-end 2001. The functional currencies of the Company's operations in affected countries will remain the national currencies until approximately mid-year 2001, when they will change to the euro. By that time, all affected countries will have converted to the new ERP/SAP software.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in 1999 was $1,933 million, as net earnings of $1,392 million, adjusted for depreciation and amortization, and restructuring, asset impairments, and other charges provided $2,763 million of operating cash. This was partially offset by decreases in liabilities (excluding borrowings) of $478 million relating primarily to severance payments for restructuring programs, and other changes in working capital. Net cash used in investing activities of $685 million in 1999 was utilized primarily for capital expenditures of $1,127 million, offset by proceeds of $468 million from sales of assets and businesses. Net cash used in financing activities of $1,327 million in 1999 was the result of stock repurchases and dividend payments, partially offset by net increases in borrowings of $89 million.

Cash dividends per share of $1.76, payable quarterly, were declared in each of the years 1999, 1998 and 1997. Total cash dividends of approximately $563 million, $569 million and $567 million were paid in 1999, 1998 and 1997, respectively.

Net working capital (excluding short-term borrowings) decreased to $838 million from $939 million at year-end 1998. This decrease is primarily attributable to lower cash balances at December 31, 1999.

Capital additions were $1,127 million in 1999, with the majority of the spending relating to the Company's China manufacturing operations, productivity improvements and ongoing environmental and safety spending. Capital spending (excluding acquisitions) in 2000 is expected to remain essentially unchanged. As the demand for capital in China declines in 2000, there are plans for increased capital spending to support digitization activities, information technology, renovations due to relocations associated with restructuring actions taken in 1999, and other imaging manufacturing and infrastructure improvements. Capital additions in 1999 and 1998 by segment are included in Note 17, Segment Information.

Under its stock repurchase programs, the Company repurchased $925 million, $258 million and $850 million of its shares in 1999, 1998 and 1997, respectively. During the second quarter of 1999, the Company completed stock repurchases under its 1996 $2 billion authorization. That program, initiated in May 1996, resulted in 26.8 million shares being repurchased. Under the new $2 billion program announced on April 15, 1999, the Company repurchased an additional 9.8 million shares for $656 million in 1999. During 2000, the Company's strategy is to repurchase shares at a level at least sufficient to eliminate year-on-year dilution from the exercise of the Company-sponsored employee stock option program as well as management incentive option grants. This includes the nearly 8 million share employee-wide option program, which will vest in April 2000, with a strike price of $65.91. Completion of the new $2 billion stock repurchase program will be funded by available cash reserves and cash from operations.

The Company has access to a $3.5 billion revolving credit facility expiring in November 2001. The Company also has a shelf registration statement for debt securities with an available balance of $2.1 billion.

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

The Company anticipates the net cash cost of the restructuring charge recorded in the third quarter of 1999 to be approximately $140 million after tax, which will be recovered through cost savings in less than two years. Severance-related actions associated with this charge are expected to be completed by the end of the third quarter of 2000. See
Note 11, Restructuring Programs and Cost Reduction.

See Note 8, Commitments and Contingencies, for other commitments of the
Company.
-------------------------------------------------------------------------

OTHER

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement must be adopted by the Company by the year 2001, but may be adopted in any earlier fiscal quarter, and is not to be applied retroactively. The Company adopted this Statement effective January 1, 2000. If the Company had adopted SFAS No. 133 in 1999, the impact would not have been material to its results of operations or financial position.

Kodak is subject to various laws and governmental regulations concerning environmental matters. See Note 8, Commitments and Contingencies.
------------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Form 10-K relate to Year 2000 compliance efforts, including expectations about Year 2000 supplier problems. Also, references to the amount and timing of expected savings from the 1999 restructuring program are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward-looking statements contained in this report, the Company believes that its results are subject to a number of risk factors, including: the ability to realize cost reductions and operating efficiencies, including the ability to implement facility shutdown and headcount reduction programs timely and in a manner that does not unduly disrupt business operations; the ability of the Company to identify and address successfully Year 2000 issues in a timely manner, and at costs that are reasonably in line with projections; and the ability of the Company's suppliers to identify and address successfully their own Year 2000 issues in a timely manner.

Any forward-looking statements in this report should be evaluated in light of these important risk factors.
-------------------------------------------------------------------------

MARKET PRICE DATA
                          1999                           1998
Price per
share:             High          Low              High          Low

1st Qtr.          80- 3/8       62- 5/16         67- 3/4       57-15/16
2nd Qtr.          79-13/16      60-13/16         76- 3/16      62- 3/4
3rd Qtr           78- 1/4       68- 1/4          88-15/16      72-13/16
4th Qtr.          77- 1/2       56- 5/8          85- 1/4       70
-------------------------------------------------------------------------

SUMMARY OF OPERATING DATA

A summary of operating data for 1999 and for the four years prior is shown on page 68.
-------------------------------------------------------------------------

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

The majority of foreign currency forward contracts are denominated in euros or in British pounds sterling. The magnitude and nature of such hedging activities are explained further in Note 9, Financial Instruments. If foreign currency exchange rates at December 31, 1999 and 1998 increased 10%, the Company would incur an $87 million and $92 million loss on foreign currency forward contracts outstanding at December 31, 1999 and 1998, respectively. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

The Company has used silver forward contracts to minimize almost all of its exposure to increases in silver prices in 1999 and expects to continue to use these instruments to minimize silver price risk in 2000. As of December 31, 1999, the Company had open forward contracts hedging the majority of its planned silver requirements for the first quarter of 2000. Based on broker-quoted termination values, if the price of silver decreased 10% from $5.33 and $5.01 per troy ounce at December 31, 1999 and 1998, respectively, the fair value of silver forward contracts would be reduced by $5 million and $25 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

The Company is exposed to interest rate risk primarily through its borrowing activities and less so through investments in marketable securities. The Company utilizes U.S. dollar-denominated commercial paper and borrowings as well as foreign currency-denominated borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings are in fixed rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and business financing requirements. Using a yield to maturity analysis, if December 31, 1999 interest rates increased 10% (about 55 basis points) with the December 31, 1999 level of debt, there would be decreases in fair value of short-term and long-term borrowings of $1 million and $18 million, respectively. If December 31, 1998 interest rates increased 10% (about 49 basis points) with the December 31, 1998 level of debt, there would be decreases in fair value of short-term and long-term borrowings of $1 million and $10 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the consolidated financial statements and related notes which appear on pages 30 through 67. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include certain amounts that are based on management's best estimates and judgments.
  The Company's accounting systems include extensive internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets.
Such controls are based on established policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties, and are monitored through a comprehensive internal audit program. The Company's policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner which is above reproach.
  The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, who were responsible for conducting their audits in accordance with generally accepted auditing standards. Their resulting report is shown below.
  The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of non-management Board members. The independent accountants and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with the independent accountants and the Director of Corporate Auditing, both privately and with management present, to discuss accounting, auditing and financial reporting matters.



Daniel A. Carp                           Jesse J. Greene, Jr.
Chief Executive Officer                  Acting Chief Financial Officer, and
and Director                             Senior Vice President and Director
                                         of Strategy and Information Systems

January 18, 2000                         January 18, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Eastman Kodak Company

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 71 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Eastman Kodak Company and subsidiary companies at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Rochester, New York
January 18, 2000

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
                                        For the Year Ended December 31,
(in millions, except per share
 data)
                                        1999         1998         1997
Sales                                $14,089      $13,406      $14,538
Cost of goods sold                     7,987        7,293        7,976
                                     -------      -------      -------
   Gross profit                        6,102        6,113        6,562

Selling, general and
 administrative expenses               3,295        3,303        3,912
Research and development costs           817          880        1,044
Purchased research and
 development                               -           42          186
Restructuring costs and asset
  impairments                              -            -        1,290
                                     -------      -------      -------
   Earnings from operations            1,990        1,888          130

Interest expense                         142          110           98
Other income (charges)                   261          328           21
                                     -------      -------      -------
Earnings before income taxes           2,109        2,106           53
Provision for income taxes               717          716           48
                                      ------      -------      -------
   NET EARNINGS                       $1,392      $ 1,390      $     5
                                      ======      =======      =======

Basic earnings per share              $ 4.38      $  4.30      $   .01
                                      ======      =======      =======

Diluted earnings per share            $ 4.33      $  4.24      $   .01
                                      ======      =======      =======

Earnings used in basic and diluted
 earnings per share                   $1,392      $ 1,390      $     5

Number of common shares used in
 basic earnings per share              318.0        323.3        327.4
Incremental shares from
 assumed conversion of options           3.5          4.5          4.5
                                      ------      -------      -------
Number of common shares used in
 diluted earnings per share            321.5        327.8        331.9
                                      ======      =======      =======

The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except share and per
 share data)                                    At December 31,
                                             1999            1998
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   373         $   457
Marketable securities                          20              43
Receivables                                 2,537           2,527
Inventories                                 1,519           1,424
Deferred income tax charges                   689             855
Other                                         306             293
                                          -------         -------
 Total current assets                       5,444           5,599
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      13,289          13,482
Less: Accumulated depreciation              7,342           7,568
                                          -------         -------
 Net properties                             5,947           5,914
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated
 amortization of $671 and $534)               982           1,232
Long-term receivables and other
 noncurrent assets                          1,801           1,705
Deferred income tax charges                   196             283
                                          -------         -------
 TOTAL ASSETS                             $14,370         $14,733
                                          =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,832         $ 3,906
Short-term borrowings                       1,163           1,518
Taxes - income and other                      612             593
Dividends payable                             139             142
Deferred income tax credits                    23              19
                                          -------         -------
 Total current liabilities                  5,769           6,178

OTHER LIABILITIES
Long-term borrowings                          936             504
Postemployment liabilities                  2,776           2,962
Other long-term liabilities                   918           1,032
Deferred income tax credits                    59              69
                                          -------         -------
 Total liabilities                         10,458          10,745
                                          -------         -------
SHAREHOLDERS' EQUITY
Common stock, par value $2.50 per share
    950,000,000 shares authorized; issued
    391,292,760 shares in 1999 and 1998       978             978
Additional paid in capital                    889             902
Retained earnings                           6,995           6,163
Accumulated other comprehensive loss         (145)           (111)
                                          -------         -------
                                            8,717           7,932
Treasury stock, at cost
    80,871,830 shares in 1999 and
    68,494,402 shares in 1998               4,805           3,944
                                          -------         -------
 Total shareholders' equity                 3,912           3,988
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $14,370         $14,733
                                          =======         =======

The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions, except number of shares)

                                                                           Accumulated
                                                     Additional               Other
                                             Common   Paid In  Retained   Comprehensive    Treasury
                                             Stock*   Capital  Earnings    Income (Loss)    Stock    Total
Shareholders' Equity December 31, 1996       $978     $ 910    $ 5,939      $  67         $(3,160) $4,734

Net earnings                                     -         -          5          -               -       5
                                                                                                    ------
 Other comprehensive income (loss):
  Unrealized holding gains                       -         -          -          -               -      15
  Currency translation adjustments               -         -          -                               (247)
  Minimum pension liability adjustment
   ($57 million pre-tax)                         -         -          -          -               -     (37)
                                                                                                    ------
 Other comprehensive loss                        -         -          -       (269)              -    (269)
                                                                                                    ------
Comprehensive loss                               -         -          -          -               -    (264)

Cash dividends declared                          -         -       (577)         -               -    (577)
Retained earnings - other changes                -         -        (24)         -               -     (24)
Treasury stock repurchased (11,315,800 shares)   -         -          -          -            (850)   (850)
Treasury stock issued under employee plans
 (2,540,868 shares)                              -       (31)         -          -             138     107
Tax reductions - employee plans                  -        35          -          -               -      35
                                              ----     -----    -------      -----         -------  ------
 Shareholders' Equity December 31, 1997        978       914      5,343       (202)         (3,872)  3,161

Net earnings                                     -         -      1,390          -               -   1,390
                                                                                                    ------
 Other comprehensive income (loss):
  Unrealized holding gains arising
   during the period ($122 million pre-tax)      -         -          -          -               -      80
  Reclassification adjustment for gains
   included in net earnings ($66 million
   pre-tax)                                      -         -          -          -               -     (44)
  Currency translation adjustments               -         -          -          -               -      59
  Minimum pension liability adjustment
   ($7 million pre-tax)                          -         -          -          -               -      (4)
                                                                                                    ------
 Other comprehensive income                      -         -          -         91               -      91
                                                                                                    ------
Comprehensive income                             -         -          -          -               -   1,481

Cash dividends declared                          -         -       (570)         -               -    (570)
Treasury stock repurchased (3,541,295 shares)    -         -          -          -            (258)   (258)
Treasury stock issued under employee plans
 (3,272,713 shares)                              -       (58)         -          -             186     128
Tax reductions - employee plans                  -        46          -          -               -      46
                                              ----     -----    -------      -----         -------  ------
 Shareholders' Equity December 31, 1998        978       902      6,163       (111)         (3,944)  3,988

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY Cont'd.
(in millions, except number of shares)

                                                                           Accumulated
                                                     Additional               Other
                                             Common   Paid In  Retained   Comprehensive    Treasury
                                             Stock*   Capital  Earnings    Income (Loss)    Stock    Total
 Shareholders' Equity December 31, 1998        978       902      6,163       (111)         (3,944)  3,988

Net earnings                                     -         -      1,392          -               -   1,392
                                                                                                    ------
 Other comprehensive income (loss):
  Unrealized holding gains arising
   during the period ($115 million pre-tax)      -         -          -          -               -      83
  Reclassification adjustment for gains
   included in net earnings ($20 million
   pre-tax)                                      -         -          -          -               -     (13)
  Currency translation adjustments               -         -          -          -               -    (118)
  Minimum pension liability adjustment
   ($26 million pre-tax)                         -         -          -          -               -      14
                                                                                                    ------
 Other comprehensive loss                        -         -          -        (34)              -     (34)
                                                                                                    ------
Comprehensive income                             -         -          -          -               -   1,358

Cash dividends declared                          -         -       (560)         -               -    (560)
Treasury stock repurchased (13,482,648 shares)   -         -          -          -            (925)   (925)
Treasury stock issued under employee plans
 (1,105,220 shares)                              -       (24)         -          -              64      40
Tax reductions - employee plans                  -        11          -          -               -      11
                                              ----     -----    -------      -----         -------  ------
 Shareholders' Equity December 31, 1999       $978     $ 889    $ 6,995      $(145)        $(4,805) $3,912
                                              ====     =====    =======      =====         =======  ======

*  There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.

Accumulated unrealized holding gains as of December 31, 1999, 1998 and 1997 were $113 million, $43 million, and $7 million, respectively.  Accumulated translation adjustments as of December 31, 1999, 1998 and 1997 were $(231) million, $(113) million and $(172) million, respectively.  Accumulated minimum pension liability adjustments as of December 31, 1999, 1998 and 1997 were $(27) million, $(41) million and $(37) million, respectively.

The accompanying notes are an integral part of these financial statements.


Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                         For the Year Ended December 31,
(in millions)                             1999        1998        1997
Cash flows from operating activities:
Net earnings                            $1,392      $1,390      $    5
Adjustments to reconcile to net cash
 provided by operating activities:
  Depreciation and amortization            918         853         828
  Purchased research and development         -          42         186
  Gain on sales of businesses             (129)        (87)          -
  Restructuring costs, asset impairments
   and other charges                       453           -       1,415
  Provision (benefit) for deferred
   income taxes                            247         202        (502)
  (Gain) loss on sales/retirements of
   assets                                  (33)        (79)         25
  (Increase) decrease in receivables      (121)         (1)        165
  (Increase) decrease in inventories      (201)        (43)         77
  Decrease in liabilities
   excluding borrowings                   (478)       (516)       (349)
  Other items, net                        (115)       (278)        230
                                        ------      ------       -----
    Total adjustments                      541          93       2,075
                                        ------      ------      ------
    Net cash provided by operating
     activities                          1,933       1,483       2,080
                                        ------      ------      ------
Cash flows from investing activities:
  Additions to properties               (1,127)     (1,108)     (1,485)
  Proceeds from sales of assets            158         196         109
  Proceeds from sales of businesses        310         101           -
  Cash flows related to sales of
   businesses                              (46)        (59)       (194)
  Acquisitions, net of cash acquired        (3)       (949)       (341)
  Marketable securities - sales            127         162          15
  Marketable securities - purchases       (104)       (182)          -
                                        ------      ------      ------
    Net cash used in investing
     activities                           (685)     (1,839)     (1,896)
                                        ------      ------      ------
Cash flows from financing activities:
  Net (decrease) increase in
   borrowings with original maturities
   of 90 days or less                     (136)        894         177
  Proceeds from other borrowings         1,343       1,133       1,472
  Repayment of other borrowings         (1,118)     (1,251)     (1,526)
  Dividends to shareholders               (563)       (569)       (567)
  Exercise of employee stock options        44         128          96
  Stock repurchase programs               (897)       (258)       (850)
                                        ------      ------      ------
    Net cash (used in) provided by
     financing activities               (1,327)         77      (1,198)
                                        ------      ------      ------
Effect of exchange rate changes on cash     (5)          8         (35)
                                        ------      ------      ------

Net decrease in cash and
 cash equivalents                          (84)       (271)     (1,049)
Cash and cash equivalents, beginning
 of year                                   457         728       1,777
                                        ------      ------      ------
Cash and cash equivalents, end of year  $  373      $  457      $  728
                                        ======      ======      ======

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)

Cash paid for interest and income taxes was:

                                       1999        1998        1997

Interest, net of portion capitalized
  of $36, $41 and $33                  $120        $ 90        $ 81
Income taxes                            445         498         517


The following transactions are not reflected in the Consolidated
Statement of Cash Flows:

                                       1999        1998        1997

Contribution of assets to Kodak
 Polychrome Graphics joint venture     $ 13        $  -        $216
Minimum pension liability adjustment    (14)          4          37
Liabilities assumed in acquisitions       -         473         144


The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS

Eastman Kodak Company (the Company or Kodak) is engaged primarily in developing, manufacturing, and marketing consumer, professional, health and other imaging products and services. The Company's products are manufactured in a number of countries in North and South America, Europe, Australia and Asia. The Company's products are marketed and sold in many countries throughout the world.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Eastman Kodak Company and its majority owned subsidiary companies. Intercompany transactions are eliminated and net earnings are reduced by the portion of the earnings of subsidiaries applicable to minority interests. The equity method of accounting is used for investments in associated companies over which Kodak does not effectively have control.

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

For subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, the U.S. dollar is the functional currency and gains and losses that result from translation are included in earnings. The effect from foreign currency translation was a gain of $11 million in 1999, a gain of $6 million in 1998, and a loss of $7 million in 1997.

The Company hedges certain foreign currency transactions by entering into forward exchange contracts. Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded currently in earnings. The effects from foreign currency transactions, including related hedging activities, were losses of $13 million in 1999, $26 million in 1998, and $66 million in 1997. Gains and losses related to hedges of firm commitments are deferred and recognized in earnings or as adjustments of carrying amounts when the transactions occur.

CASH EQUIVALENTS

All highly liquid investments with an original maturity of three months or less at date of purchase are considered to be cash equivalents.

MARKETABLE SECURITIES AND NONCURRENT INVESTMENTS

At December 31, 1999, investments of $10 million included in marketable securities were considered held to maturity. Investments of $10 million included in marketable securities, and $117 million of long-term marketable securities and other investments which were included in other noncurrent assets, were considered available for sale.

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

GOODWILL

Goodwill is charged to earnings on a straight-line basis over the period estimated to be benefited, generally ten years. The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This is accomplished by comparing the estimated undiscounted future cash flows of the asset grouping with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the discounted future cash flows.

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

ADVERTISING

Advertising costs are expensed as incurred and included in "selling, general and administrative expenses." Advertising expenses amounted to $717 million, $756 million and $988 million in 1999, 1998 and 1997, respectively.

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


RECLASSIFICATIONS

Certain reclassifications of 1998 and 1997 financial statement and related footnote amounts have been made to conform with the 1999 presentation.
-------------------------------------------------------------------------

NOTE 2:  RECEIVABLES
(in millions)
                                              1999         1998

Trade receivables                           $2,140       $2,167
Miscellaneous receivables                      397          360
                                            ------       ------
 Total (net of allowances of $136 and $169) $2,537       $2,527
                                            ======       ======

The Company sells to customers in a variety of industries, markets and geographies around the world. Receivables arising from these sales are generally not collateralized. Adequate provisions have been recorded for uncollectible receivables. There are no significant concentrations of credit risk.
-------------------------------------------------------------------------

NOTE 3:  INVENTORIES
(in millions)                                 1999         1998

  At FIFO or average cost (approximates
   current cost)
         Finished goods                     $1,026       $  907
         Work in process                       487          569
         Raw materials and supplies            471          439
                                            ------       ------
                                             1,984        1,915
         LIFO reserve                         (465)        (491)
                                            ------       ------
           Total                            $1,519       $1,424
                                            ======       ======

Inventories valued on the LIFO method are approximately 48% and 57% of total inventories in 1999 and 1998, respectively.
-------------------------------------------------------------------------

NOTE 4:  PROPERTIES
(in millions)                                 1999         1998

  Land                                     $   166      $   193
  Buildings and building equipment           2,579        2,681
  Machinery and equipment                    9,669        9,764
  Construction in progress                     875          844
                                           -------      -------
                                            13,289       13,482
  Accumulated depreciation                  (7,342)      (7,568)
                                           -------      -------
    Net properties                         $ 5,947      $ 5,914
                                           =======      =======
-------------------------------------------------------------------------

NOTE 5:  PAYABLES AND SHORT-TERM BORROWINGS
(in millions)                                 1999         1998

Trade creditors                             $  940       $  947
Accrued advertising and promotional
 expenses                                      548          439
Employment-related liabilities                 912          897
Restructuring programs                         362          312
Other                                        1,070        1,311
                                            ------       ------
    Total payables                          $3,832       $3,906
                                            ======       ======

Short-term bank borrowings totaled $1,163 million at year-end 1999 and $1,518 million at year-end 1998. Borrowings included $894 million and $1,196 million of commercial paper at year-end 1999 and 1998, respectively. The weighted-average interest rate of borrowings outstanding at year end was 5.8% in 1999 and 5.5% in 1998.

The Company has a $3.5 billion unused revolving credit facility established in 1996 and expiring in November 2001 which is available to support the Company's commercial paper program and for general corporate purposes. If unused, it has a commitment fee of $1.9 million per year, at the Company's current credit rating. Interest on amounts borrowed under this facility is calculated at rates based on spreads above certain reference rates.
-------------------------------------------------------------------------

NOTE 6:  LONG-TERM BORROWINGS
(in millions)

Description and Interest    Maturity Dates
Rates of 1999 Borrowings    of 1999 Borrowings   1999      1998

Notes:
 5.93% - 8.25%              2001 - 2004          $272      $198
 9.20% - 9.95%              2003 - 2021           191       191

Debentures:
 1.72% - 13.75%             2000 - 2004           122       147

Other:
 .50% - 13.26%              2001 - 2008           353        46
                                                 ----      ----
                                                  938       582
Current maturities                                 (2)      (78)
                                                 ----      ----
    Total                                        $936      $504
                                                 ====      ====

Annual maturities (in millions) of long-term borrowings outstanding at December 31, 1999 are as follows: 2000: $2; 2001: $281; 2002: $106; 2003:
$342; 2004: $160; and 2005 and beyond: $47.

The Company has a shelf registration statement for debt securities with an available balance of $2.1 billion.
-------------------------------------------------------------------------

NOTE 7:  OTHER LONG-TERM LIABILITIES
(in millions)                                   1999        1998

Deferred compensation                         $  160      $  160
Restructuring programs                             -         102
Minority interest in Kodak companies              98         128
Other                                            660         642
                                              ------      ------
    Total                                     $  918      $1,032
                                              ======      ======

-------------------------------------------------------------------------

NOTE 8:  COMMITMENTS AND CONTINGENCIES

Environmental

Expenditures for pollution prevention and waste treatment for continuing operations at various manufacturing facilities were as follows:
                                      1999      1998        1997
(in millions)

Recurring costs for managing
 hazardous substances and
 pollution prevention                 $ 69      $ 75        $ 88
Capital expenditures to limit or
 monitor hazardous substances and
 pollutants                             20        25          25
Site remediation costs                   5         4           2
                                      ----      ----        ----
    Total                             $ 94      $104        $115
                                      ====      ====        ====

At December 31, 1999 and 1998, the Company's undiscounted accrued liabilities for environmental remediation costs amounted to $124 million and $91 million, respectively.

The Company anticipates the above expenditures to increase in the future. However, it is not expected that these costs will have an impact which is materially different from 1999's environmental expenditures on financial position, results of operations, cash flows or competitive position.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice under which the Company is subject to a Compliance Schedule by which the Company improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $36 million over the next eight years. These expenditures are primarily capital in nature.

The Company is presently designated as a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at approximately four active Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have also been designated at these sites and, although the law imposes joint and several liability on PRPs, as a practical matter, costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial position or results of operations.

In addition to the foregoing environmental actions, the Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this Program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFIs) and Corrective Measures Studies (CMS) for areas at the site. Estimated future remediation costs are accrued by the Company and are included in remediation accruals recorded at December 31, 1999.

The Clean Air Act Amendments were enacted in 1990. Expenditures to comply with the Clean Air Act implementing regulations issued to date have not been material and have been primarily capital in nature. In addition, future expenditures for existing regulations, which are primarily capital in nature, are not expected to be material. Many of the regulations to be promulgated pursuant to this Act have not been issued.

The Company has retained certain obligations for environmental remediation and Superfund matters related to the non-imaging health businesses sold in 1994. Actions to fulfill these obligations are not expected to be completed in the near term and costs related to the obligations are included in remediation accruals recorded at December 31, 1999 and 1998. Included in these obligations are responsibilities for the liabilities associated with the non-imaging health businesses as a PRP in approximately eight active Superfund sites.

Other Commitments and Contingencies

The Company has entered into agreements with several companies which provide Kodak with products and services to be used in its normal operations. The minimum payments for these agreements are approximately $173 million in 2000, $113 million in 2001, $38 million in 2002, $38 million in 2003, $35 million in 2004, and $107 million in 2005 and thereafter.

The Company has also guaranteed debt and other obligations under agreements with certain affiliated companies and customers. At December 31, 1999, these guarantees totaled approximately $100 million. The Company does not expect that these guarantees will have a material impact on the Company's future financial position or results of operations.

At December 31, 1999, the Company had outstanding letters of credit totaling $79 million to ensure the completion of environmental remediations and payment of possible casualty and Workers' Compensation claims.

Rental expense, net of minor sublease income, amounted to $142 million in 1999, $149 million in 1998 and $182 million in 1997. The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $94 million in 2000, $69 million in 2001, $49 million in 2002, $28 million in 2003, $20 million in 2004, and $42 million in 2005 and thereafter.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations.
-------------------------------------------------------------------------

NOTE 9:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and the estimated fair values of financial instruments at December 31, 1999 and 1998; ( ) denotes liabilities:

                                  1999                    1998
(in millions)
                          Carrying      Fair      Carrying      Fair
                           Amount       Value      Amount       Value

Marketable securities:
  Current                 $  20         $  21     $  43         $  43
  Long-term                  93            93        89            89
Other investments            24            35        23            25
Long-term borrowings       (936)         (948)     (504)         (540)
Foreign currency forwards    (6)           (4)        9             9
Silver forwards               -             3         -             7

Marketable securities and other investments are valued at quoted market prices, except for $2 million and $3 million of equity investments included in other investments at December 31, 1999 and 1998, respectively, which are reflected at their carrying value because quoted market prices do not exist. The fair values of long-term borrowings were determined by reference to quoted market prices or by obtaining quotes from dealers. The fair values for the remaining financial instruments in the above table are based on dealer quotes and reflect the estimated amounts the Company would pay or receive to terminate the contracts. The carrying values of cash and cash equivalents, receivables, short-term borrowings and payables approximate their fair values.

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in foreign currency exchange rates, commodity prices, and interest rates.

Foreign currency forward contracts are used to hedge existing foreign currency-denominated assets and liabilities, especially those of the Company's International Treasury Center. Forward contracts are used to mitigate the Company's risk to fluctuating commodity prices. The Company's exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. Derivative instruments are not presently used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

The table below summarizes by major currency the notional amounts of foreign currency forward contracts in U.S. dollars. The counter-currency for all of the contracts is the U.S. dollar. Foreign currency amounts are translated at rates current at the reporting date. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. Substantially all of the Company's foreign currency forward agreements will mature during 2000. The market risk related to foreign currency forward contracts is substantially offset by changes in the valuation and cash flows of the underlying positions hedged.

                                  1999                     1998
(in millions)
                              Buy       Sell           Buy       Sell

Australian dollar             $  -      $ 67           $  -      $ 65
British pound                    3       135              -       385
Euro                           656        92              -         -
French franc                     -         -            288         -
German mark                      -         -             79         -
Irish punt                       -         -              -        83
Spanish peseta                   -         -              -        31
Others                          39        35             65        31
                              ----      ----           ----      ----
    Total                     $698      $329           $432      $595
                              ====      ====           ====      ====

The Company has used silver forward contracts to minimize almost all of its exposure to increases in silver prices in 1999 and expects to continue to use these instruments to minimize silver price risk in 2000. As of December 31, 1999, the Company had open forward contracts hedging the majority of its planned silver requirements for the first quarter of 2000. Silver forwards outstanding at December 31, 1999 have notional amounts of $51 million. All silver hedging contracts are settled in cash. Gains and losses related to silver hedges are recorded as adjustments to the carrying amount of silver inventory when purchased, and recognized in results of operations as silver-containing products are sold. The market risk related to silver forward contracts is substantially offset by changes in the cost of silver purchased.

The Company's financial instrument counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk through specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 1999 was not significant to the Company.
-------------------------------------------------------------------------

NOTE 10:  INCOME TAXES

The components of earnings (loss) before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

(in millions)                           1999         1998         1997
Earnings (loss) before income
 taxes
  U.S.                                $1,398       $1,578       $  328
  Outside the U.S.                       711          528         (275)
                                      ------       ------       ------
    Total                             $2,109       $2,106       $   53
                                      ======       ======       ======
U.S. income taxes
  Current provision                   $  185       $  351       $  388
  Deferred provision (benefit)           215          136         (366)
Income taxes outside the U.S.
  Current provision                      225          113          130
  Deferred provision (benefit)            23           61         (115)
State and other income taxes
  Current provision                       60           50           32
  Deferred provision (benefit)             9            5          (21)
                                      ------       ------       ------
    Total                             $  717       $  716       $   48
                                      ======       ======       ======

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:

(in millions)                           1999         1998         1997
Amount computed using the statutory
 rate                                   $738         $737         $ 19
Increase (reduction) in taxes
 resulting from:
    State and other income taxes          45           38            7
    Goodwill amortization                 36           28           18
    Export sales and manufacturing
     credits                             (45)         (39)         (39)
    Operations outside the U.S.          (36)         (15)          36
    Other, net                           (21)         (33)           7
                                        ----         ----         ----
        Provision for income taxes      $717         $716         $ 48
                                        ====         ====         ====

The significant components of deferred tax assets and liabilities were as follows:

(in millions)                           1999         1998
Deferred tax assets
    Postemployment obligations        $  992       $1,085
    Restructuring programs                74          177
    Inventories                          153          139
    Tax loss carryforwards                94           95
    Other                                905          887
                                      ------       ------
                                       2,218        2,383
    Valuation allowance                  (94)         (95)
                                      ------       ------
        Total                         $2,124       $2,288
                                      ======       ======
Deferred tax liabilities
    Depreciation                      $  527       $  472
    Leasing                              260          310
    Other                                534          456
                                      ------       ------
        Total                         $1,321       $1,238
                                      ======       ======

The valuation allowance is primarily attributable to certain net operating loss carryforwards outside the U.S. A majority of the net operating loss carryforwards are subject to a five-year expiration period.

Retained earnings of subsidiary companies outside the U.S. were approximately $1,439 million and $1,036 million at December 31, 1999 and 1998, respectively. Retained earnings at December 31, 1999 are considered to be reinvested indefinitely. If remitted, they would be substantially free of additional tax. It is not practicable to determine the deferred tax liability for temporary differences related to these retained earnings.
-------------------------------------------------------------------------

NOTE 11:  RESTRUCTURING PROGRAMS AND COST REDUCTION

1999 Program

During the third quarter of 1999, the Company recorded a pre-tax restructuring charge of $350 million relating to worldwide manufacturing and photofinishing consolidation and reductions in selling, general and administrative positions worldwide. The Company recorded $236 million of the $350 million provision as cost of goods sold, primarily for employee severance costs, asset write-downs, and shutdown costs related to these actions. The remaining $114 million was recorded as SG&A for employee severance payments.

In connection with this program, approximately 3,400 positions will be eliminated worldwide, with approximately $250 million of the restructuring charge for severance payments. Approximately $90 million of the $350 million charge is for asset write-downs, primarily for vacant buildings to be sold and equipment to be shut down as part of the Company's sale and exit of its Elmgrove manufacturing facility. In addition, approximately $10 million of the charge is for shutdown costs related to the exit of the Elmgrove facility. The net cash cost of the restructuring program, which will be funded through operations, will be approximately $140 million after tax.

The 3,400 personnel included in the restructuring were associated with the realignment of manufacturing (1,500) and service and photofinishing operations (870); and the consolidation of sales and marketing (460), R&D
(70) and administrative (500) functions in various locations of the Company's worldwide operations. In the fourth quarter of 1999, approximately 400 employees left the Company under this program. The remaining headcount reductions are expected to be completed by September 30, 2000.

The Company expects approximate pre-tax savings associated with this program of $100 million in 2000, and an additional $70 million in 2001, resulting in total run rate savings of $170 million. The Company anticipates recovering the net cash cost of this program in less than two years.

The following table summarizes the restructuring costs and activity of the 1999 program:

(in millions)
                         Severance        Shutdown
                           Costs           Costs          Total

Initial reserve            $250            $10            $260
Amounts utilized             21              -              21
                           ----            ---            ----
Balance 12/31/99           $229            $10            $239

In addition to the third-quarter 1999 charge, the Company incurred pre-tax charges of $11 million in the fourth quarter of 1999 related to accelerated depreciation of assets still in use but scheduled to be sold and exited under this program. Accelerated depreciation charges and relocation costs of approximately $60 million pre-tax, in the aggregate, will be recorded in 2000 in connection with these actions.

1997 Program

The Company recorded a pre-tax provision of $1,455 million in the fourth quarter of 1997 for severance and other termination benefits and exit costs related to the strategic realignment of the Company's worldwide manufacturing, sales and marketing, R&D, administrative, and photofinishing operations. The Company recorded $165 million of the $1,455 million provision as cost of goods sold, primarily for inventory write-downs and other costs. The remaining $1,290 million included $735 million of severance, $127 million of other exit costs and $428 million of asset impairments.

The principal purpose of this program was to eliminate infrastructure and operational inefficiencies and redundancies throughout the Company by taking actions to separate personnel, close facilities and exit non-strategic businesses. Primary actions involved the reorganization of sensitized goods manufacturing and research lab operations as well as decisions to exit numerous businesses across all operating segments, with a significant portion relating to Consumer Imaging and Other Imaging segment businesses. Approximately 13,000 employees had been terminated through the end of 1999 under this plan. Through the end of 1999, approximately $657 million and $82 million was spent for severance costs and other business exit costs, respectively. At December 31, 1999 and 1998, the Company had a liability of $123 million and $368 million, respectively, for this program. The remaining actions under the program will be completed in 2000.

-------------------------------------------------------------------------

NOTE 12:  RETIREMENT PLANS

Substantially all U.S. employees are covered by a noncontributory plan, the Kodak Retirement Income Plan (KRIP), which is funded by Company contributions to an irrevocable trust fund. The funding policy for KRIP is to contribute amounts sufficient to meet minimum funding requirements as determined by employee benefit and tax laws plus additional amounts the Company determines to be appropriate. Generally, benefits are based on a formula recognizing length of service and final average earnings. Assets in the fund are held for the sole benefit of participating employees and retirees. The assets of the trust fund are comprised of corporate equity and debt securities, U.S. government securities, partnership and joint venture investments, interests in pooled funds, and various types of interest rate and foreign currency financial instruments. Kodak common stock represents approximately 7.0% of trust assets.

The benefit obligation of KRIP excludes amounts for all employees (both retired and active) of the non-imaging health businesses sold in 1994 since those obligations were transferred to the buyers of such businesses. The transfer of assets from the KRIP trust fund to the buyers of the non-imaging health businesses was not completed as of December 31, 1999. The Company retained the obligation for employees of the Office Imaging business as a result of the sale of this business in 1996.

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

On January 1, 2000, the Company adopted a cash balance plan effective for all U.S. employees hired after February 1999. All U.S. employees hired prior to that date were granted the option to choose the KRIP plan or the Cash Balance Plus plan. Written elections were made by employees in 1999, and were effective January 1, 2000. The Cash Balance Plus plan will be funded by Company contributions to employee cash balance accounts which earn interest at the 30-year Treasury bond rate. In addition, for employees participating in this plan and the Company's defined contribution plan, the Savings and Investment Plan (SIP), the Company will match SIP contributions for an amount up to 3%, for employee contributions of up to 5%. As a result of employee elections to the Cash Balance Plus plan, the Company does not anticipate any material impact on results of operations, as the estimated reduction in future pension expense will be almost entirely offset by the cost of matching employee contributions to SIP.

The Company adopted the disclosure provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement
Benefits," in 1998.

Changes in the Company's benefit obligation, plan assets and funded status for major plans are as follows:

(in millions)                            1999                   1998
                                              Non-                   Non-
                                     U.S.     U.S.         U.S.      U.S.
Change in Benefit Obligation
  Projected benefit obligation
   at January 1                   $ 6,523   $1,998      $ 6,810   $1,809
  Service cost                        107       33          122       33
  Interest cost                       426      111          444      118
  Participant contributions             -       12            -       13
  Benefit payments                   (876)    (118)      (1,113)    (119)
  Actuarial (gain)loss               (370)     (69)         224      141
  Curtailments                        (12)     (16)          36      (13)
  Currency adjustments                  -      (46)           -       16
                                  -------   ------      -------   ------
  Projected benefit obligation
   at December 31                 $ 5,798   $1,905      $ 6,523   $1,998
                                  =======   ======      =======   ======

Change in Plan Assets

  Fair value of plan assets
   at January 1                   $ 6,543   $1,824      $ 6,950   $1,749
  Actual return on plan assets      1,673      217          706      129
  Employer contributions                -       33            -       38
  Participant contributions             -       12            -       13
  Benefit payments                   (876)    (112)      (1,113)    (107)
  Currency adjustments                  -      (49)           -       13
  Other                                 -       (8)           -      (11)
                                  -------   ------      -------   ------
  Fair value of plan assets
   at December 31                 $ 7,340   $1,917      $ 6,543   $1,824
                                  =======   ======      =======   ======


Funded Status at December 31      $ 1,542   $   12      $    20   $ (174)

  Unamortized:
    Transition asset                 (174)     (45)        (232)     (46)
    Net (gain) loss                (1,251)      94          256      256
    Prior service cost                 72       23           94       32
                                  -------   ------      -------   ------
  Net amount recognized at
   December 31                    $   189   $   84      $   138   $   68
                                  =======   ======      =======   ======

Amounts recognized in the Statement of Financial Position for major plans are as follows:

(in millions)                            1999                   1998
                                              Non-                   Non-
                                     U.S.     U.S.         U.S.      U.S.
Prepaid pension cost              $   189   $  111      $   138   $   93
Accrued benefit liability               -      (27)           -      (25)
                                  -------   ------      -------   ------
Net amount recognized at
 December 31                      $   189   $   84      $   138   $   68
                                  =======   ======      =======   ======

Pension expense (income) for all plans included:

(in millions)                   1999            1998             1997
                                     Non-            Non-             Non-
                             U.S.    U.S.    U.S.    U.S.     U.S.    U.S.
  Service cost              $ 107   $  34   $ 122   $  33    $ 122   $  36
  Interest cost               426     111     444     118      480     118
  Expected return on plan
   assets                    (537)   (137)   (551)   (137)    (565)   (134)
  Amortization of:
   Transition asset           (59)    (10)    (60)     (9)     (67)     (8)
   Prior service cost          10       8      12       8       13       8
   Actuarial loss               2      10      11       5        4       1
                            -----   -----   -----   -----    -----   -----
                              (51)     16     (22)     18      (13)     21
Curtailments                   (1)      -       7       1        -       -
Settlements                     -       -       -       1        -       -
                            -----   -----   -----   -----    -----   -----
Net pension (income) expense  (52)     16     (15)     20      (13)     21
Other plans including
  unfunded plans               33      51      36      46       31      76
                            -----   -----   -----   -----    -----   -----
Total net pension (income)
  expense                   $ (19)  $  67   $  21   $  66    $  18   $  97
                            =====   =====   =====   =====    =====   =====

The Company recorded a $9 million curtailment loss as a result of the reduction in employees in 1999 from the 1997 restructuring program. Additionally, the Company recorded a $10 million curtailment gain as a result of the sale of the Office Imaging business, which was included in the gain on the sale. The Company recorded an $8 million curtailment loss and a $1 million settlement charge in 1998 as a result of the reduction in employees in 1998 from the 1997 restructuring program.

The weighted assumptions used to compute pension amounts for major plans were as follows:

                                        1999                1998
                                              Non-                Non-
                                    U.S.      U.S.      U.S.      U.S.
Discount rate                       7.5%      6.1%      6.8%      5.8%
Salary increase rate                4.3%      3.2%      4.3%      3.1%
Long-term rate of return on
 plan assets                        9.5%      8.7%      9.5%      8.1%

The Company also sponsors an unfunded plan for certain U.S. employees, primarily executives. The benefits of this plan are obtained by applying KRIP provisions to all compensation, including amounts being deferred, and without regard to the legislated qualified plan maximums, reduced by benefits under KRIP. At December 31, 1999 and 1998, the projected benefit obligations of this plan amounted to $192 million and $232 million, respectively. The Company had recorded long-term liabilities at those dates of $174 million and $208 million, respectively. Pension expense recorded in 1999, 1998 and 1997 related to this plan was $21 million, $26 million and $25 million, respectively.
-------------------------------------------------------------------------

NOTE 13:  NONPENSION POSTRETIREMENT BENEFITS

The Company provides health care, dental and life insurance benefits to U.S. eligible retirees and eligible survivors of retirees. In general, these benefits are provided to U.S. retirees that are covered by the Company's KRIP plan. These benefits are funded from the general assets of the Company as they are incurred. Certain non-U.S. subsidiaries offer health care benefits; however, the cost of such benefits is insignificant to the Company.


Changes in the Company's benefit obligation and funded status are as follows:

(in millions)                             1999      1998
Net benefit obligation at beginning
 of year                               $ 2,280   $ 2,366
  Service cost                              13        19
  Interest cost                            152       161
  Plan participants' contributions           3         3
  Plan amendments                          (33)     (158)
  Actuarial loss                            70        78
  Curtailments                             (13)      (29)
  Benefit payments                        (165)     (160)
                                       -------   -------
Net benefit obligation at end of year  $ 2,307   $ 2,280
                                       =======   =======


Funded status at end of year           $(2,307)  $(2,280)
Unamortized net loss                       491       443
Unamortized plan amendments               (646)     (773)
                                       -------   -------
Net amount recognized and recorded
 at end of year                        $(2,462)  $(2,610)
                                       =======   =======

The weighted-average assumptions used to compute postretirement benefit amounts were as follows:

                                          1999      1998
Discount rate                              7.5%      6.8%
Salary increase rate                       4.3%      4.3%
Health care cost trend (a)                 6.5%      7.0%

(a) decreasing to 5.0% by 2002

(in millions)                             1999      1998      1997
Components of net postretirement
 benefit cost
  Service cost                          $   13    $   19    $   21
  Interest cost                            152       161       159
  Amortization of:
    Prior service cost                     (68)      (70)      (69)
    Actuarial loss                           8        16         2
                                        ------    ------    ------
                                           105       126       113

  Curtailments                             (90)     (103)        -
                                        ------    ------    ------
Total net postretirement benefit cost   $   15    $   23    $  113
                                        ======    ======    ======

The Company recorded a $71 million and $103 million curtailment gain in 1999 and 1998, respectively, as a result of the reduction in employees from the 1997 restructuring program. Additionally, the Company recorded a $15 million curtailment gain in 1999 as a result of the sale of the Office Imaging business, which was included in the gain on the sale, and a $4 million curtailment gain as part of the investment in the joint venture with NexPress.

For employees who have elected to participate in the Company's Cash Balance Plus plan, effective January 1, 2000, the Company will no longer fund health care and dental benefits to these employees. This change is not expected to have a material impact on the Company's future postretirement benefit cost.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                             1%          1%
                                          increase    decrease
Effect on total service and interest
  cost components                          $ 5         $  (4)
Effect on postretirement benefit
  obligation                                68           (55)

-------------------------------------------------------------------------

NOTE 14:  STOCK OPTION AND COMPENSATION PLANS

The Company's stock incentive plans consist of the 1995 Omnibus Long-Term Compensation Plan (the 1995 Plan), the 1990 Omnibus Long-Term Compensation Plan (the 1990 Plan) and, effective January 1, 2000, the 2000 Omnibus Long-Term Compensation Plan (the 2000 Plan). The Plans are administered by the Executive Compensation and Development Committee of the Board of Directors.

Under the 1995 Plan, 22 million shares of the Company's common stock may be granted to a variety of employees between February 1, 1995 and December 31, 1999. Option prices are not less than 100% of the per-share fair market value on the date of grant, and the options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates. The 1995 Plan also provides for Stock Appreciation Rights (SARs) to be granted, either in tandem with options or freestanding. SARs allow optionees to receive payment equal to the difference between the Company's stock market price on grant date and exercise date. At December 31, 1999, 217,415 freestanding SARs were outstanding at option prices ranging from $56.31 to $71.81.

Under the 1990 Plan, 22 million shares of the Company's common stock were eligible for grant to key employees between February 1, 1990 and January 31, 1995. Option prices could not be less than 50% of the per-share fair market value on the date of grant; however, no options below fair market value were granted. The options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates. The 1990 Plan also provided that options with dividend equivalents, tandem SARs and freestanding SARs could be granted. At December 31, 1999, 49,337 tandem SARs and 116,097 freestanding SARs were outstanding at option prices ranging from $31.45 to $44.50.

In April 1998, the Company made a one-time grant of 100 stock options for common stock to most employees of the Company at that date (8,468,100 shares under options). The options were granted at fair market value on the date of grant and expire ten years from the grant date. The options have a two-year vesting period. The Executive Compensation and Development Committee of the Board of Directors approved the one-time grant.

In May 1999, the Board of Directors adopted and shareholders approved the 2000 Plan. The 2000 Plan is substantially similar to, and is intended to replace, the 1995 Plan which expired on December 31, 1999. Under the 2000 Plan, 22 million shares of the Company's common stock may be granted to a variety of employees between January 1, 2000 and December 31, 2004.

Further information relating to options is as follows:
(Amounts in thousands, except per share amounts)

                                                Shares       Range of Price
                                             Under Option      Per Share

Outstanding on December 31, 1996                20,854       $30.25 - $83.44
   Granted                                       6,077       $54.38 - $92.31
   Exercised                                     2,422       $30.25 - $71.81
   Terminated, Canceled or Surrendered             305       $31.45 - $90.75
                                                ------
Outstanding on December 31, 1997                24,204       $30.25 - $92.31
   Granted                                      14,546       $59.00 - $87.59
   Exercised                                     3,208       $30.25 - $82.00
   Terminated, Canceled or Surrendered           1,211       $31.45 - $83.38
                                                ------
Outstanding on December 31, 1998                34,331       $30.25 - $92.31
   Granted                                       4,276       $60.13 - $79.63
   Exercised                                     1,101       $30.25 - $74.31
   Terminated, Canceled or Surrendered             473       $31.45 - $92.31
                                                ------
Outstanding on December 31, 1999                37,033       $30.25 - $92.31
Exercisable on December 31, 1999                19,913       $30.25 - $92.31

Pro forma net earnings and earnings per share information, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for employee stock options under SFAS No. 123's fair value method. The fair value of options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                           1999          1998        1997

Risk free interest rates                    5.1%          5.6%        6.7%
Expected option lives                    7 years       7 years     7 years
Expected volatilities                        28%           27%         25%
Expected dividend yields                   2.76%         2.71%       2.32%

The weighted-average fair value of options granted was $18.77, $19.94 and $25.76 for 1999, 1998 and 1997, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (2-3 years). The Company's pro forma information follows:

                                                 Year Ended December 31,
(in millions, except per share data)       1999          1998         1997
Net earnings (loss)
  As reported                            $1,392        $1,390       $    5
  Pro forma                               1,263         1,272          (52)
Basic earnings (loss) per share
  As reported                            $ 4.38        $ 4.30       $  .01
  Pro forma                                3.96          3.93         (.16)
Diluted earnings (loss) per share
  As reported                            $ 4.33        $ 4.24       $  .01
  Pro forma                                3.96          3.93         (.16)

The following table summarizes information about stock options at
December 31, 1999:
(Number of options in thousands)
                       Options Outstanding             Options Exercisable
              ------------------------------------    ----------------------
 Range of                  Weighted-
 Exercise                   Average      Weighted-                 Weighted-
  Prices                   Remaining      Average                   Average
 At     Less              Contractual    Exercise                  Exercise
Least   Than   Options       Life          Price        Options      Price
$30  -  $45     7,669         2.75        $38.68         7,663      $38.68
$45  -  $60     3,239         4.85        $54.19         3,233      $54.18
$60  -  $75    22,980         8.05        $67.65         7,233      $70.52
$75  -  $90     1,023         7.79        $80.42           679      $81.53
>$90            2,122         7.15        $90.19         1,105      $90.22
               ------                                   ------
               37,033                                   19,913
               ======                                   ======

-------------------------------------------------------------------------

NOTE 15:  ACQUISITIONS AND JOINT VENTURES

1999

In connection with the sale of the Company's digital printer, copier-duplicator, and roller assembly operations primarily associated with the Office Imaging business (See Note 16, Sales of Assets and Divestitures), the Company and Heidelberger Druckmaschinen AG ("Heidelberg") also announced an agreement to expand their joint venture company, NexPress, to include the black-and-white electrophotographic business. The Company contributed research and development resources to NexPress, as well as its toner and developer operations in Rochester and Kirkby, England.
This transaction did not have a material effect on the Company's results of operations or financial position in 1999. Kodak and Heidelberg established the NexPress joint venture in September 1997 for the purpose of developing and marketing new digital color printing solutions for the graphic arts industry. In connection with these arrangements, the Company serves as a supplier both to Heidelberg and NexPress for consumables such as photoconductors and raw materials for toner/developer manufacturing.

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

On November 30, 1998, Kodak acquired certain assets and assumed certain liabilities of Imation's medical imaging business, including all of the outstanding shares of Imation's Cemax-Icon subsidiary, for approximately $530 million. At the date of acquisition, the business acquired by Kodak generated approximately $500 million in annual revenues. The transaction was accounted for by the purchase method and, accordingly, the operating results of the business have been included in the accompanying consolidated financial statements from the date of acquisition. A substantial portion of the purchase price was allocated to tangible assets and goodwill, which is being amortized over a ten-year period.
See discussion regarding in-process R&D charges below.

Pro forma financial information has not been presented since the acquisitions, both individually and in the aggregate, would not have had a material impact on the Company's financial position or results of operations.

1997

On March 17, 1997, the Company acquired the assets and liabilities of the Wang Laboratories' software business unit for approximately $260 million in cash. The unit is engaged in the development of workflow, imaging, document management, network storage management, and desktop software. The transaction was accounted for by the purchase method and, accordingly, the operating results of the business have been included in the accompanying consolidated financial statements from the date of acquisition. Goodwill recorded in connection with the acquisition is being amortized over five years. See discussion regarding in-process R&D charges below. In the first quarter of 1999, the Company recorded a pre-tax charge of $51 million associated with the Eastman Software business. This amount consisted of $39 million for impaired assets, including goodwill, and severance payments of $12 million to restructure the business. The charge recorded for impaired goodwill was determined on a basis consistent with the Company's policy for accounting for long-lived asets under SFAS No. 121.

On September 2, 1997, the Company completed a program to increase its stake in Chinon Industries, Inc. from 12% to 50.1%. The Company's consolidated financial statements include the accounts of Chinon beginning September 2. Kodak and Chinon closely collaborate on the development and production of digital cameras. Kodak and Chinon will continue to collaborate on engineering and development of digital cameras and scanners.

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

Imation Medical Imaging

The in-process technology acquired from Imation consists of eight R&D projects within three broad technology groupings: Dry, Imagesetting, and Analog, which comprise $31 million, $10 million and $1 million, respectively. The specific nature of the significant technology acquired from Imation, dry technology, is outlined below.

Unlike wet technology used in medical imaging applications, dry technologies require no wet chemistry, wet film processing, or darkroom procedures. The dry technology projects include next-generation laser printing systems for high resolution mammography applications, low cost decentralized printing networks with dedicated modality connections, and a flexible image acquisition unit with three direct inputs, network input and output. Dry technology projects also include next-generation dry media with improved image stability and lower unit cost.

Estimated net cash inflows from the acquired in-process technology related to Medical Imaging are projected to commence in the year 2000, peak in 2001 and steadily decline through 2007. The in-process technology is expected to be completed in the year 2000.

As of the date of acquisition, $44 million had been expended to develop these R&D projects. Additionally, an estimated $7 million has been expended through December 31, 1999. The estimated completion costs to be incurred through the year 2000 are approximately $3 million. Three of the eight original projects have yet to be completed as of December 31, 1999. Remaining efforts on these projects include development and testing phases.

The fair value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing commercially viable products and estimating the resulting cash
flows from the expected product sales of such products.   The resulting
cash flows were discounted to their present value using a rate of 12%. Cash flows attributable to development efforts, including the completion of developments underway, and future versions of the product that have not yet been undertaken, were excluded in the valuation of in-process R&D. A contributory asset charge was applied for the use of working capital, fixed assets, developed technology and other intangibles. There were no material anticipated changes from historical pricing, margins, and expense trends.

Acquired developed technology of approximately $90 million was capitalized at acquisition date and is being amortized over seven years on a straight-line basis.

Wang Software

In-process technology acquired from Wang was comprised of several new and next-generation technology projects, which included the creation of significant Desktop/Workgroup Imaging Systems and Production Imaging Systems, as well as Computer Output to Laser Disk (COLD), Document Warehouse, and New Imaging and Workflow technologies. The fair value assigned to the Desktop/Workgroup Imaging Systems and Production Imaging Systems was approximately $6 million and $21 million, respectively, while the fair value assigned to COLD, Document Warehouse, and New Imaging and Workflow technologies was approximately $17 million, $30 million and $102 million, respectively. The Company also assessed other in-process technologies, including Storage Management and Document Management technologies, to which it assigned a fair market value of approximately $10 million.

Unlike proven existing software technology, the above in-process next-generation technology is considered unproven and start-up in nature in the industry. As of the date of acquisition, an estimated $30 million had been expended to develop these R&D projects. Additionally, an estimated $27 million has been expended through December 31, 1999. The estimated completion costs to be incurred through the year 2001 are approximately $11 million. Remaining efforts on the projects include development and testing phases.

The fair value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing commercially viable products and estimating the resulting cash flows from the expected product sales of such products. The resulting cash flows were discounted to their present value using rates of 17% to 19%. Contributory asset charges were applied for the use of working capital, fixed assets, developed technology and other intangibles. There were no material anticipated changes from historical pricing, margins, and expense trends.

Acquired developed technology of approximately $25 million was capitalized at acquisition date and is being amortized over five years on a straight-line basis.

In 1998, the Document Warehouse project had been discontinued as a result of strategic changes in the Company's portfolio.

In June 1999, an updated, fully functional package of Desktop/Workgroup software was released. Also, features that were the result of the Production Imaging project were successfully incorporated into the Imaging 3.X product that was released in July 1998.

The New Imaging and Workflow technologies had an original release date scheduled for 2000. As of December 31, 1999, the next generation products for New Imaging and Workflow had a revised release date of the first quarter of 2001 with further updates in the third quarter of 2001. This delay is the result of the products being based on web technology, which was not envisioned at the time of acquisition.

As of December 31, 1999, the release date for COLD is scheduled for 2001. This delay is the result of advances in technology in New Imaging and Workflow technologies that COLD will integrate with in the future.

A significant effort remains to complete the New Imaging and Workflow technologies and COLD projects. While the in-process R&D projects are twelve months behind schedule as of December 31, 1999, they continue to evolve, as new technologies become available to implement them.
-------------------------------------------------------------------------

NOTE 16: SALES OF ASSETS AND DIVESTITURES

1999

In April 1999, the Company sold its digital printer, copier-duplicator, and roller assembly operations primarily associated with its Office Imaging business, which included its operations in Rochester, NY, Muehlhausen, Germany and Tijuana, Mexico to Heidelberg for approximately $80 million. The transaction did not have a material effect on the Company's results of operations or financial position.

In November 1999, the Company sold The Image Bank, a wholly-owned subsidiary which markets and licenses image reproduction rights, to Getty Images, Inc. for $183 million in cash. As a result of this transaction, the Company recorded a pre-tax gain of $95 million in other income (charges).

In November 1999, the Company sold its Motion Analysis Systems Division, which manufactures digital cameras and digital video cameras for the automotive and industrial markets, to Roper Industries, Inc. for approximately $50 million in cash. As a result of this transaction, the Company recorded a pre-tax gain of $25 million in other income (charges).

1998

In June 1998, the Company sold part of its investment in Gretag Imaging Group, a Swiss manufacturer of film processing equipment, in connection with Gretag's initial public offering. The proceeds from the sale were $72 million and resulted in a pre-tax gain of $66 million in other income(charges).

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

In the fourth quarter of 1998, financial difficulties on the part of Danka affected its ability to fulfill the original terms of certain of its agreements with the Company which were established in connection with the sale of the Office Imaging business in 1996. As a result, in December 1998, the Company's supply agreement and certain other agreements with Danka were terminated and interim arrangements for the supply by the Company to Danka of copier equipment, parts and supplies were established on a month-to-month basis. As a result of significant volume reductions by Danka, the Company was required to take action in the fourth quarter of 1998 that resulted in charges for employee severance (800 personnel) and write-downs of working capital and equipment. Such pre-tax charges amounted to $132 million and were recorded to cost of goods sold ($68 million) and SG&A expenses ($64 million). All actions with respect to this charge, including employee terminations, were completed by the Company in 1998.
------------------------------------------------------------------------

NOTE 17:  SEGMENT INFORMATION

The Consumer Imaging segment derives revenues from photographic film, paper, chemicals, cameras, photoprocessing equipment, digitization services, and photoprocessing services sold to consumers. The Kodak Professional segment derives revenues from photographic film, paper, chemicals, and digital cameras sold to professional customers and graphics film products sold to the Kodak Polychrome Graphics joint venture. The Health Imaging segment derives revenues from medical film and processing equipment sold to health care organizations. The Other Imaging segment derives revenues from motion picture film sold to movie production and distribution companies, microfilm equipment and media, printers, scanners and other business equipment, document imaging software, and consumer digital cameras and media.

Transactions between segments, which are immaterial, are made on a basis intended to reflect the market value of the products, recognizing prevailing market prices and distributor discounts. Differences between the reportable segments' operating results and net assets, and the Company's consolidated financial statements relate primarily to items held at the corporate level, and to other items excluded from segment operating measurements.

Segment financial information is shown below.

(in millions)                            1999       1998       1997

Sales:
  Consumer Imaging                    $ 7,411    $ 7,164    $ 7,681
  Kodak Professional                    1,910      1,840      2,272
  Health Imaging                        2,120      1,526      1,532
  Other Imaging                         2,648      2,876      3,053
                                      -------    -------    -------
    Consolidated total                $14,089    $13,406    $14,538
                                      =======    =======    =======


Earnings (loss) from operations:
  Consumer Imaging                    $ 1,299    $ 1,080    $ 1,072
  Kodak Professional                      374        330        284
  Health Imaging                          470        321        317
  Other Imaging                           197        157        (88)
                                      -------    -------    -------
    Total of segments                   2,340      1,888      1,585

  Restructuring costs
   and asset impairments                 (350)         -     (1,455)
                                      -------    -------    -------
    Consolidated total                $ 1,990    $ 1,888    $   130
                                      =======    =======    =======


Net earnings (loss):
  Consumer Imaging                    $   900    $   785    $   724
  Kodak Professional                      265        237        192
  Health Imaging                          315        205        213
  Other Imaging                           222        162        (86)
                                      -------    -------    -------
    Total of segments                   1,702      1,389      1,043

  Restructuring costs
   and asset impairments                 (350)         -     (1,455)
  Gain on sale of NanoSystems               -         87          -
  Interest expense                       (142)      (110)       (98)
  Corporate interest income                22         27         25
  Income tax effects on above items
   and taxes not allocated to segments    160         (3)       490
                                      -------    -------    -------
    Consolidated total                $ 1,392    $ 1,390    $     5
                                      =======    =======    =======


Operating net assets:
  Consumer Imaging                    $ 5,005    $ 4,856    $ 4,009
  Kodak Professional                    1,636      1,591      1,370
  Health Imaging                        1,229      1,135        588
  Other Imaging                         1,074      1,173        887
                                      -------    -------    -------
    Total of segments                   8,944      8,755      6,854

  LIFO inventory reserve                 (465)      (491)      (534)
  Cash and marketable securities          393        500        752
  Dividends payable                      (139)      (142)      (143)
  Net deferred income tax assets
   and tax liabilities                    191        457        685
  Noncurrent other postemployment
    liabilities                        (2,289)    (2,455)    (2,593)
  Other corporate net assets             (624)      (614)      (664)
                                      -------    -------    -------
    Consolidated net assets (1)       $ 6,011    $ 6,010    $ 4,357
                                      =======    =======    =======

(1) Consolidated net assets are derived from the Consolidated Statement of Financial Position, as follows:

(in millions)                            1999       1998       1997

Total assets                          $14,370    $14,733    $13,145

Total liabilities                      10,458     10,745      9,984
Less: Short-term borrowings            (1,163)    (1,518)      (611)
Less: Long-term borrowings               (936)      (504)      (585)
                                      -------    -------    -------
    Non-interest-bearing liabilities    8,359      8,723      8,788
                                      -------    -------    -------
    Consolidated net assets           $ 6,011    $ 6,010    $ 4,357
                                      =======    =======    =======


Depreciation expense:
  Consumer Imaging                    $   396    $   401    $   387
  Kodak Professional                      100        117        119
  Health Imaging                           82         51         61
  Other Imaging                           195        168        181
                                      -------    -------    -------
    Consolidated total                $   773    $   737    $   748
                                      =======    =======    =======


Goodwill amortization expense:
  Consumer Imaging                    $    94    $    77    $    52
  Kodak Professional                       13         10          7
  Health Imaging                           24          8          4
  Other Imaging                            14         21         17
                                      -------    -------    -------
    Consolidated total                $   145    $   116    $    80
                                      =======    =======    =======


Capital additions:
  Consumer Imaging                    $   725    $   622    $   796
  Kodak Professional                      147        143        234
  Health Imaging                           92         88         91
  Other Imaging                           163        255        364
                                      -------    -------    -------
    Consolidated total                $ 1,127    $ 1,108    $ 1,485
                                      =======    =======    =======


Sales to external customers attributed to (2):

  The United States                   $ 6,714    $ 6,417    $ 6,890
  Europe, Middle East and Africa        3,734      3,701      4,036
  Asia Pacific                          2,267      2,009      2,333
  Canada and Latin America              1,374      1,279      1,279
                                      -------    -------    -------
    Consolidated total                $14,089    $13,406    $14,538
                                      =======    =======    =======

(2) Sales are reported in the geographic area in which they originate.


Long-lived assets located in:

  The United States                   $ 3,904    $ 4,044    $ 4,007
  Europe, Middle East and Africa          715        861        818
  Asia Pacific                          1,024        704        386
  Canada and Latin America                304        305        298
                                      -------    -------    -------
    Consolidated total                $ 5,947    $ 5,914    $ 5,509
                                      =======    =======    =======

NOTE 18:  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED
                                 4th Qtr.   3rd Qtr.   2nd Qtr.   1st
Qtr.
                                    (in millions, except per share data)
1999

Sales                             $3,799     $3,580     $3,610     $3,100
Gross profit                       1,654      1,493      1,724      1,231
Net earnings                         475(1)     235(2)     491        191(3)
Basic earnings per share            1.51        .74       1.54        .59
Diluted earnings per share (7)      1.50        .73       1.52        .59

1998

Sales                             $3,563     $3,391     $3,541     $2,911
Gross profit                       1,460      1,614      1,713      1,326
Net earnings                         272(4)     398        495(5)     225(6)
Basic earnings per share             .84       1.23       1.53        .70
Diluted earnings per share           .83       1.21       1.51        .69


(1) Includes a gain of $95 million on the sale of The Image Bank, which increased net earnings by $63 million; a gain of $25 million on the sale of the Motion Analysis Systems Division, which increased net earnings by $16 million; and $11 million of charges related to the restructuring program, which reduced net earnings by $7 million.

(2) Includes $350 million of restructuring costs, which reduced net earnings by $231 million.

(3) Includes $103 million of charges associated with business exits, which reduced net earnings by $68 million.

(4) Includes $17 million of litigation charges, which reduced net earnings by $11 million; $132 million of Office Imaging charges, which reduced net earnings by $87 million; $45 million primarily for a write-off of in-process R&D associated with the Imation acquisition, which reduced net earnings by $30 million; and a gain of $87 million on the sale of NanoSystems, which increased net earnings by $57 million.

(5) Includes a gain of $66 million on the sale of part of the Company's investment in Gretag, which increased net earnings by $44 million.

(6) Includes $18 million of litigation charges, which reduced net earnings by $12 million.

(7) Each quarter is calculated as a discrete period and the sum of the four quarters does not equal the full year amount.

SUMMARY OF OPERATING DATA
Eastman Kodak Company and Subsidiary Companies
(Dollar amounts and shares in millions, except per share data)

                                  1999      1998     1997     1996     1995
Sales from continuing
 operations                    $14,089   $13,406  $14,538  $15,968  $14,980
Earnings from operations         1,990     1,888      130    1,845    1,941
Earnings from continuing
 operations after tax            1,392(1)  1,390(2)     5(4) 1,011(6) 1,252
Earnings from discontinued
 operations after tax                -         -        -      277        -
Net earnings                     1,392(1)  1,390(2)     5(4) 1,288(6) 1,252

EARNINGS AND DIVIDENDS
Net earnings
 - % of sales                      9.9%     10.4%     0.0%     8.1%     8.4%
 - % return on average
   shareholders' equity           35.2%     38.9%     0.1%    26.1%    27.4%
Basic earnings per share from
 continuing operations (7)        4.38      4.30      .01     3.00     3.67
Basic earnings per share (7)      4.38      4.30      .01     3.82     3.67
Diluted earnings per share from
 continuing operations            4.33      4.24      .01     2.95     3.62
Diluted earnings per share        4.33      4.24      .01     3.76     3.62
Cash dividends declared
  - on common shares               560       570      577      539      547
  - per common share              1.76      1.76     1.76     1.60     1.60
Common shares outstanding at
 year end                        310.4     322.8    323.1    331.8    345.9
Shareholders at year end       131,719   129,495  135,132  137,092  143,574

STATEMENT OF FINANCIAL
 POSITION DATA
Working capital (8)            $   838   $   939  $   909  $ 2,089  $3,252
Properties - net                 5,947     5,914    5,509    5,422   5,377
Total assets                    14,370    14,733   13,145   14,438  14,477
Short-term borrowings            1,163     1,518      611      541     586
Long-term borrowings               936       504      585      559     665
Total shareholders' equity       3,912     3,988    3,161    4,734   5,121

SUPPLEMENTAL INFORMATION
Sales - Consumer Imaging       $ 7,411   $ 7,164  $ 7,681  $ 7,659  $6,830
      - Kodak Professional       1,910     1,840    2,272    2,367   2,358
      - Health Imaging           2,120     1,526    1,532    1,627   1,605
      - Other Imaging            2,648     2,876    3,053    4,315   4,187
Research and development costs     817       880(3) 1,044(5) 1,028     935
Depreciation                       773       737      748      837     807
Taxes (excludes payroll, sales
 and excise taxes)                 806       809      164      663     796
Wages, salaries and employee
 benefits                        3,962     4,306    4,985    5,110   5,025
Employees at year end
  - in the U.S.                 43,300    46,300   54,800   53,400  54,400
  - worldwide                   80,650    86,200   97,500   94,800  96,600

(see footnotes on next page)

SUMMARY OF OPERATING DATA
Eastman Kodak Company and Subsidiary Companies

(footnotes for previous page)

(1) Includes $350 million of restructuring charges, which reduced net earnings by $231 million, and an additional $11 million of charges related to this restructuring program, which reduced net earnings by $7 million; $103 million of charges associated with business exits, which reduced net earnings by $68 million; a gain of $95 million on the sale of The Image Bank, which increased net earnings by $63 million; and a gain of $25 million on the sale of the Motion Analysis Systems Division, which increased net earnings by $16 million.

(2) Includes $35 million of litigation charges, which reduced net earnings by $23 million; $132 million of Office Imaging charges, which reduced net earnings by $87 million; $45 million primarily for a write-off of in-process R&D associated with the Imation acquisition, which reduced net earnings by $30 million; a gain of $87 million on the sale of NanoSystems, which increased net earnings by $57 million; and a gain of $66 million on the sale of part of the Company's investment in Gretag, which increased net earnings by $44 million.

(3) Excludes a $42 million charge for the write-off of in-process R&D associated with the Imation acquisition.

(4) Includes $1,455 million of restructuring costs, asset impairments and other charges, which reduced net earnings by $990 million;
     $186 million as a write-off of in-process R&D associated with the Wang acquisition, which reduced net earnings by $123 million; and a $46 million litigation charge, which reduced net earnings by $30 million.

(5) Excludes a $186 million charge for the write-off of in-process R&D associated with the Wang acquisition.

(6) Includes $358 million of restructuring costs, which reduced net earnings by $256 million, and a $387 million loss related to the sale of the Office Imaging business, which reduced net earnings by $252 million.

(7)  Based on weighted-average number of shares outstanding.

(8)  Excludes short-term borrowings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
-------------------------------------------------------------------------

                                 PART III

ITEMS 10(a), 11 AND 12.  DIRECTORS OF THE REGISTRANT
                         EXECUTIVE COMPENSATION
                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT

Responses to the above items, as contained in the Notice of 2000 Annual Meeting and Proxy Statement, which will be filed within 120 days of the Company's fiscal year end, are hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 10(b).  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers list is contained in PART I under the caption "Executive Officers of the Registrant" on page 8.
-------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None to report.
-------------------------------------------------------------------------

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

    3.  Additional data required to be furnished:

        Exhibits required as part of this report are listed in the index appearing on pages 74 through 79. The management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report are listed on pages 75 through 79, Exhibit Numbers (10)A - (10)S.

(b) Report on Form 8-K.

    No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 1999.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    EASTMAN KODAK COMPANY
          (Registrant)

By:                                    By:
   Daniel A. Carp,                        Robert H. Brust, Chief Financial
   Chief Executive Officer                Officer and Executive Vice
                                          President


                                          E. Mark Rajkowski
                                          Controller
Date:  March 13, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Richard S. Braddock, Director             Durk I. Jager, Director


Daniel A. Carp, Director                  Debra L. Lee, Director


Martha Layne Collins, Director            Paul H. O'Neill, Director


Alice F. Emerson, Director                John J. Phelan, Jr., Director


George M. C. Fisher, Director             Laura D'Andrea Tyson, Director


Paul E. Gray, Director                    Richard A. Zimmerman, Director



Date:  March 13, 2000

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

Year ended December 31, 1999
  Deducted in the Statement
   of Financial Position:
   From Current Receivables
     Reserve for doubtful
      accounts                  $142        $32         $70         $104
     Reserve for loss on
      returns and allowances      27         27          22           32
                                ----        ---         ---         ----
     TOTAL                      $169        $59         $92         $136
                                ====        ===         ===         ====
   From Long-Term Receivables
    and Other Noncurrent Assets
     Reserve for doubtful
      accounts                  $ 10        $(2)        $ 1         $  7
                                ====        ===         ===         ====


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

     B.  By-laws, as amended through February 12, 1999.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1998, Exhibit 3.)

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

     C.  Eastman Kodak Company Deferred Compensation Plan for
         Directors, as amended February 11, 2000.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended
         June 30, 1999, Exhibit 10.)                                    80

     D. Eastman Kodak Company 1985 Long-Term Performance Award Plan, as amended effective December 31, 1993.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1993, Exhibit 10.)

     E.  1982 Eastman Kodak Company Executive Deferred Compensation
         Plan, as amended effective December 9, 1999.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996, and the Quarterly Report on Form 10-Q
         for the quarterly period ended September 30, 1999,
         Exhibit 10.)                                                   83

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

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number                                                                Page

     G.  Eastman Kodak Company 1990 Omnibus Long-term Compensation
         Plan, as amended effective December 9, 1999.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996, the Quarterly Report on Form 10-Q
         for the quarterly period ended March 31, 1997, the
         Quarterly Report on Form 10-Q for the quarterly period
         ended June 30, 1998, and the Quarterly Report on Form
         10-Q for the quarterly period ended September 30,
         1999, Exhibit 10.)                                             86

     H.  Eastman Kodak Company Management Variable Compensation
         Plan, as amended effective October 7, 1999.
         (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, Exhibit 10.)

     I.  Eastman Kodak Company 1995 Omnibus Long-Term Compensation
         Plan, as amended effective December 9, 1999.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, the Quarterly Report on Form 10-Q
         for the quarterly period ended September 30, 1998, and
         the Quarterly Report on Form 10-Q for the quarterly period
         ended September 30, 1999, Exhibit 10.)                         90

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
         (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         Amendment No. 3 to Employment Agreement dated as of
         February 1, 2000.                                               94

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

     O.  Eastman Kodak Company 1997 Stock Option Plan, as amended
         and restated effective December 9, 1999.                       96

     P.  Eric Steenburgh Agreement dated March 12, 1998.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, Exhibit 10.)

     Q.  Richard T. Bourns Agreement dated January 28, 1999
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1998.)

    R.    Eastman Kodak Company 2000 Omnibus Long-Term Compensation
         Plan, as amended effective December 9, 2000.
        (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended
         June 30, 1999, and the Quarterly Report on Form 10-Q for the
         quarterly period ended September 30, 1999, Exhibit 10.)       111

    S. Eastman Kodak Company 2000 Management Variable Compensation Plan, effective as of January 1, 2000.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, Exhibit 10.)

    T.    Eastman Kodak Company Executive Protection Plan, as adopted
         effective December 9, 1999.                                   115

    U.    Eastman Kodak Company Estate Enhancement Plan, as adopted
         effective March 6, 2000.                                      136

    V.    Robert J. Keegan Agreement dated June 19, 1997.
         Amendment, dated June 24, 1999, to Agreement dated
         June 19, 1997.                                                148

     W.  Daniel A. Carp Agreement dated November 22, 1999.             165

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number                                                                Page


     X.  Robert H. Brust Agreement dated December 20, 1999.            171

(12) Statement Re Computation of Ratio of Earnings to Fixed Charges.   182

(21) Subsidiaries of Eastman Kodak Company.                            183

(23) Consent of Independent Accountants.                               185

(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-K.

(99) Eastman Kodak Employees' Savings and Investment Plan Annual
     Report on Form 11-K for the fiscal year ended December 30, 1999 (to be filed by amendment).

                                                             Exhibit (10) C.

      EASTMAN KODAK COMPANY DEFERRED COMPENSATION PLAN FOR DIRECTORS

Sections 1.6 and 11.2 of the Eastman Kodak Company Deferred Compensation Plan for Directors are hereby amended in their entirety to read as follows:

1.6  Change in Control


"Change in Control" means the occurrence of any one of the following events:

     A. individuals who, on December 9, 1999, constitute the Board (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to December 9, 1999, whose election or nomination for election was approved by a vote of at least two-thirds of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of Kodak in which such person is named as a nominee for director, without written objection to such nomination) shall be an Incumbent Director; provided, however, that no individual initially elected or nominated as a director of Kodak as a result of an actual or threatened election contest (as described in Rule 14a-11 under the Act) ("Election Contest") or any other actual or threatened solicitation of proxies or consents by or on behalf of any "person" (as such term is defined in Section 3(a)(9) of the Act) other than the Board ("Proxy Contest"), including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest, shall be deemed to be an Incumbent Director;

     B. any person is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of Kodak representing 25% or more of the combined voting power of Kodak's then outstanding securities eligible to vote for the election of the Board (the "Kodak Voting Securities"); provided, however, that the event described in this paragraph (B) shall not be deemed to be a Change in Control by virtue of any of the following acquisitions: (i) by Kodak or any subsidiary, (ii) by any employee benefit plan (or related trust) sponsored or maintained by Kodak or any subsidiary, or (iii) by any underwriter temporarily holding securities pursuant to an offering of such securities;

     C. the consummation of a merger, consolidation, statutory share exchange or similar form of corporate transaction involving Kodak or any of its subsidiaries that requires the approval of Kodak's shareholders, whether for such transaction or the issuance of securities in the transaction (a "Reorganization"), or sale or other disposition of all or substantially all of Kodak's assets to an entity that is not an affiliate of Kodak (a "Sale"), unless immediately following such Reorganization or Sale: (i) more than 60% of the total voting power of (x) the corporation resulting from such Reorganization or Sale (the "Surviving Company"), or (y) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the Surviving Company (the "Parent Company"), is represented by Kodak Voting Securities that were outstanding immediately prior to such Reorganization or Sale (or, if applicable, is represented by shares into which such Kodak Voting Securities were converted pursuant to such Reorganization or Sale), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Kodak Voting Securities among the holders thereof immediately prior to the Reorganization or Sale,
          (ii) no person (other than any employee benefit plan (or related trust) sponsored or maintained by the Surviving Company or the Parent Company), is or becomes the beneficial owner, directly or indirectly, of 25% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) and (iii) at least a majority of the members of the board of directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) following the consummation of the Reorganization or Sale were Incumbent Directors at the time of the Board's approval of the execution of the initial agreement providing for such Reorganization or Sale (any Reorganization or Sale which satisfies all of the criteria specified in (i), (ii) and (iii) above shall be deemed to be a "Non-Qualifying Transaction"); or

     D. the shareholders of Kodak approve a plan of complete liquidation or dissolution of Kodak.

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any person acquires beneficial ownership of more than 25% of Kodak Voting Securities as a result of the acquisition of Kodak Voting Securities by Kodak which reduces the number of Kodak Voting Securities outstanding; provided that if after such acquisition by Kodak such person becomes the beneficial owner of additional Kodak Voting Securities that increases the percentage of outstanding Kodak Voting Securities beneficially owned by such person, a Change in Control shall then occur.

11.2 Payment of Deferred Compensation

Upon a Change in Control, each Participant, whether or not he or she is still a member of the Board, shall be paid in a single, lump-sum cash payment the balance of his or her Accounts as of the Valuation Date immediately preceding the date payment is made, (except that the value of the Stock Account shall be determined as of the date of the Change of Control), unless such Participant elects in writing no later than prior to the beginning of the year preceding the year in which the Change in Control occurs that payment shall be made in substantially equal installments over a period not longer than eleven years. Such payment shall be made or commenced as soon as practicable, but in no event later than 90 days after the date of the Change in Control. If a Participant makes an effective election to receive payments in installments, the balance in his or her Stock Account as of the date of the Change in Control shall be transferred to his or her Deferred Compensation Account.

                                                             Exhibit (10) E.

      1982 EASTMAN KODAK COMPANY EXECUTIVE DEFERRED COMPENSATION PLAN


Sections 1.3 and 11.2 of the 1982 Eastman Kodak Company Executive Deferred Compensation Plan are hereby amended in their entirety to read as follows:

1.3  Change In Control

"Change in Control" means the occurrence of any one of the following events:

     A. individuals who, on December 9, 1999, constitute the Board (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to December 9, 1999, whose election or nomination for election was approved by a vote of at least two-thirds of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of Kodak in which such person is named as a nominee for director, without written objection to such nomination) shall be an Incumbent Director; provided, however, that no individual initially elected or nominated as a director of Kodak as a result of an actual or threatened election contest (as described in Rule 14a-11 under the Act) ("Election Contest") or any other actual or threatened solicitation of proxies or consents by or on behalf of any "person" (as such term is defined in Section 3(a)(9) of the Act) other than the Board ("Proxy Contest"), including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest, shall be deemed to be an Incumbent Director;

     B. any person is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of Kodak representing 25% or more of the combined voting power of Kodak's then outstanding securities eligible to vote for the election of the Board (the "Kodak Voting Securities"); provided, however, that the event described in this paragraph (B) shall not be deemed to be a Change in Control by virtue of any of the following acquisitions: (i) by Kodak or any subsidiary, (ii) by any employee benefit plan (or related trust) sponsored or maintained by Kodak or any subsidiary, or (iii) by any underwriter temporarily holding securities pursuant to an offering of such securities;

     C. the consummation of a merger, consolidation, statutory share exchange or similar form of corporate transaction involving Kodak or any of its subsidiaries that requires the approval of Kodak's shareholders, whether for such transaction or the issuance of securities in the transaction (a "Reorganization"), or sale or other disposition of all or substantially all of Kodak's assets to an entity that is not an affiliate of Kodak (a "Sale"), unless immediately following such Reorganization or Sale: (i) more than 60% of the total voting power of (x) the corporation resulting from such Reorganization or Sale (the "Surviving Company"), or (y) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the Surviving Company (the "Parent Company"), is represented by Kodak Voting Securities that were outstanding immediately prior to such Reorganization or Sale (or, if applicable, is represented by shares into which such Kodak Voting Securities were converted pursuant to such Reorganization or Sale), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Kodak Voting Securities among the holders thereof immediately prior to the Reorganization or Sale,
          (ii) no person (other than any employee benefit plan (or related trust) sponsored or maintained by the Surviving Company or the Parent Company), is or becomes the beneficial owner, directly or indirectly, of 25% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) and (iii) at least a majority of the members of the board of directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) following the consummation of the Reorganization or Sale were Incumbent Directors at the time of the Board's approval of the execution of the initial agreement providing for such Reorganization or Sale (any Reorganization or Sale which satisfies all of the criteria specified in (i), (ii) and (iii) above shall be deemed to be a "Non-Qualifying Transaction"); or

     D. the shareholders of Kodak approve a plan of complete liquidation or dissolution of Kodak.

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any person acquires beneficial ownership of more than 25% of Kodak Voting Securities as a result of the acquisition of Kodak Voting Securities by Kodak which reduces the number of Kodak Voting Securities outstanding; provided that if after such acquisition by Kodak such person becomes the beneficial owner of additional Kodak Voting Securities that increases the percentage of outstanding Kodak Voting Securities beneficially owned by such person, a Change in Control shall then occur.

11.2 Payment of Deferred Compensation

Upon a Change in Control, each Participant, whether or not he or she is still employed by Kodak or any Subsidiary, shall be paid in a single, lump-sum cash payment the balance of his or her Accounts as of the Valuation Date immediately preceding the date payment is made, (except that the value of the Stock Account shall be determined as of the date of the Change of Control), unless such Participant elects in writing no later than prior to the beginning of the year preceding the year in which the Change in Control occurs that payment shall be made in substantially equal installments over a period not longer than eleven years. Such payment shall be made or commenced as soon as practicable, but in no event later than 90 days after the date of the Change in Control. If a Participant makes an effective election to receive payments in installments, the balance in his or her Stock Account as of the date of the Change in Control shall be transferred to his or her Deferred Compensation Account.

                                                             Exhibit (10) G.

      EASTMAN KODAK COMPANY 1990 OMNIBUS LONG-TERM COMPENSATION PLAN

Sections 2.5, 24, 26(g) and 26(h) of the Eastman Kodak Company 1990 Omnibus Long-Term Compensation Plan are hereby amended in their entirety to read as follows:

2.5 "Change in Control" means the occurrence of any one of the following events:

     (a) individuals who, on December 9, 1999, constitute the Board (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to December 9, 1999, whose election or nomination for election was approved by a vote of at least two-thirds of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without written objection to such nomination) shall be an Incumbent Director; provided, however, that no individual initially elected or nominated as a director of the Company as a result of an actual or threatened election contest (as described in Rule 14a-11 under the Act) ("Election Contest") or any other actual or threatened solicitation of proxies or consents by or on behalf of any "person" (as such term is defined in Section 3(a)(9) of the Act) other than the Board ("Proxy Contest"), including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest, shall be deemed to be an Incumbent Director;

     (b) any person is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities eligible to vote for the election of the Board (the "Kodak Voting Securities"); provided, however, that the event described in this paragraph (b) shall not be deemed to be a Change in Control by virtue of any of the following acquisitions: (1)by the Company or any subsidiary, (2) by any employee benefit plan (or related trust) sponsored or maintained by the Company or any subsidiary, or (3) by any underwriter temporarily holding securities pursuant to an offering of such securities;

     (c) the consummation of a merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company or any of its subsidiaries that requires the approval of the Company's shareholders, whether for such transaction or the issuance of securities in the transaction

          (a "Reorganization"), or sale or other disposition of all or substantially all of the Company's assets to an entity that is not an affiliate of the Company (a "Sale"), unless immediately following such Reorganization or Sale: (1) more than 60% of the total voting power of (x) the corporation resulting from such Reorganization or Sale (the "Surviving Company"), or (y) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the Surviving Company (the "Parent Company"), is represented by Kodak Voting Securities that were outstanding immediately prior to such Reorganization or Sale (or, if applicable, is represented by shares into which such Kodak Voting Securities were converted pursuant to such Reorganization or Sale), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Kodak Voting Securities among the holders thereof immediately prior to the Reorganization or Sale, (2) no person (other than any employee benefit plan (or related trust) sponsored or maintained by the Surviving Company or the Parent Company), is or becomes the beneficial owner, directly or indirectly, of 25% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) and (3) at least a majority of the members of the board of directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) following the consummation of the Reorganization or Sale were Incumbent Directors at the time of the Board's approval of the execution of the initial agreement providing for such Reorganization or Sale (any Reorganization or Sale which satisfies all of the criteria specified in (1), (2) and (3) above shall be deemed to be a "Non-Qualifying Transaction"); or

     (d) the shareholders of the Company approve a plan of complete liquidation or dissolution of the Company.

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any person acquires beneficial ownership of more than 25% of Kodak Voting Securities as a result of the acquisition of Kodak Voting Securities by the Company which reduces the number of Kodak Voting Securities outstanding; provided that if after such acquisition by the Company such person becomes the beneficial owner of additional Kodak Voting Securities that increases the percentage of outstanding Kodak Voting Securities beneficially owned by such person, a Change in Control shall then occur.

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

Notwithstanding anything herein to the contrary, if any provision of this Plan would, in the opinion of the Committee, cause any business combination approved by the Board to be ineligible for pooling-of-interests accounting treatment, the Committee may amend such provision in a manner to make such treatment available.

26.   Change In Ownership

     (g) Miscellaneous. Upon a Change In Ownership, (i) the provisions of paragraphs 16, 20 and 21 hereof shall become null and void and of no further force and effect; and (ii) except as provided in the second paragraph of paragraph 24, no action, including, but not by way of limitation, the amendment, suspension, or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of the Plan with respect to any Award to which the Participant may have become entitled hereunder on or prior to the date of such action or as a result of such Change In Ownership.

     (h) Payments and Continuation of Stock Based Awards. Unless otherwise determined by the Committee, upon a Change in Ownership pursuant to which (i) Common Stock is exchanged solely for common stock of the Surviving Company or the Parent Company (as defined in paragraph 2.5(c)), as applicable, which is actively traded on the New York Stock Exchange and (ii) such Surviving Company or Parent Company, as applicable, assumes all outstanding Awards pursuant to the terms hereof, then: (A) the provisions of paragraphs 26(d) and
          (e) shall not apply to any Award which is stock based, (B) the cash payment provided for in paragraph 26(f) shall not be made except in accordance with the deferred compensation plan or agreement pursuant to which the payment of the Award has been deferred, and (C) paragraphs 27(f) and (g) shall not apply to the extent that they require a cash payment with respect to any Award which is stock based. For the purposes of this paragraph 26 (h), an Award shall be considered assumed only if, for every share of Common Stock subject thereto immediately prior to the Change in Control, the Participant has the right, following the Change in

          Control, to acquire the consideration received in the Change in Control transaction by holders of shares of Common Stock and the Surviving Company or the Parent Company, as applicable, agree to honor, fulfill and discharge the Awards in accordance with the terms of this Plan.

                                                             Exhibit (10) I.

      EASTMAN KODAK COMPANY 1995 OMNIBUS LONG-TERM COMPENSATION PLAN

Sections 2.8, 17.9, 17.10 and 19.6 of the Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan are hereby amended in their entirety to read as follows:

2.8  Change In Control

"Change in Control" means the occurrence of any one of the following events:

     (a) individuals who, on December 9, 1999, constitute the Board (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to December 9, 1999, whose election or nomination for election was approved by a vote of at least two-thirds of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of Kodak in which such person is named as a nominee for director, without written objection to such nomination) shall be an Incumbent Director; provided, however, that no individual initially elected or nominated as a director of Kodak as a result of an actual or threatened election contest (as described in Rule 14a-11 under the Act) ("Election Contest") or any other actual or threatened solicitation of proxies or consents by or on behalf of any "person" (as such term is defined in Section 3(a)(9) of the Act) other than the Board ("Proxy Contest"), including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest, shall be deemed to be an Incumbent Director;

     (b) any person is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of Kodak representing 25% or more of the combined voting power of Kodak's then outstanding securities eligible to vote for the election of the Board (the "Kodak Voting Securities"); provided, however, that the event described in this paragraph (b) shall not be deemed to be a Change in Control by virtue of any of the following acquisitions: (1)by Kodak or any subsidiary, (2) by any employee benefit plan (or related trust) sponsored or maintained by Kodak or any subsidiary, or (3) by any underwriter temporarily holding securities pursuant to an offering of such securities;

     (c) the consummation of a merger, consolidation, statutory share exchange or similar form of corporate transaction involving Kodak or any of its subsidiaries that requires the approval of Kodak's shareholders, whether for such transaction or the issuance of securities in the transaction (a "Reorganization"), or sale or other disposition of all or substantially all of Kodak's assets to an entity that is not an affiliate of Kodak (a "Sale"), unless immediately following such Reorganization or Sale: (1) more than 60% of the total voting power of (x) the corporation resulting from such Reorganization or Sale (the "Surviving Company"), or (y) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the Surviving Company (the "Parent Company"), is represented by Kodak Voting Securities that were outstanding immediately prior to such Reorganization or Sale (or, if applicable, is represented by shares into which such Kodak Voting Securities were converted pursuant to such Reorganization or Sale), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Kodak Voting Securities among the holders thereof immediately prior to the Reorganization or Sale,
          (2) no person (other than any employee benefit plan (or related trust) sponsored or maintained by the Surviving Company or the Parent Company), is or becomes the beneficial owner, directly or indirectly, of 25% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) and (3) at least a majority of the members of the board of directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) following the consummation of the Reorganization or Sale were Incumbent Directors at the time of the Board's approval of the execution of the initial agreement providing for such Reorganization or Sale (any Reorganization or Sale which satisfies all of the criteria specified in (1), (2) and
          (3) above shall be deemed to be a "Non-Qualifying Transaction");
          or

     (d) the shareholders of Kodak approve a plan of complete liquidation or dissolution of Kodak.

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any person acquires beneficial ownership of more than 25% of Kodak Voting Securities as a result of the acquisition of Kodak Voting Securities by Kodak which reduces the number of Kodak Voting Securities outstanding; provided that if after such acquisition by Kodak such person becomes the beneficial owner of additional Kodak Voting Securities that increases the percentage of outstanding Kodak Voting Securities beneficially owned by such person, a Change in Control shall then occur.

17.9 Miscellaneous

Upon a Change In Ownership, (i) the provisions of Sections 14.2, 14.3 and
19.3 hereof shall become null and void and of no further force and effect; and (ii) except as provided in the second paragraph of Section 19.6, no action, including, but not by way of limitation, the amendment, suspension, or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of the Plan with respect to any Award to which the Participant may have become entitled hereunder on or prior to the date of such action or as a result of such Change In Ownership.

17.10     Payments and Continuation of Stock Based Awards

Unless otherwise determined by the Committee, upon a Change in Ownership pursuant to which (i) Common Stock is exchanged solely for common stock of the Surviving Company or the Parent Company (as defined in Section 2.8), as applicable, which is actively traded on the New York Stock Exchange and (ii) such Surviving Company or Parent Company, as applicable, assumes all outstanding Awards pursuant to the terms hereof, then: (A) the provisions of Sections 17.5 and 17.6 shall not apply to any Award which is stock based,
(B) the cash payment provided for in Section 17.7 shall not be made except in accordance with the deferred compensation plan or agreement pursuant to which the payment of the Award has been deferred, (C) all Awards deferred by a Participant under the Performance Stock Program, but for which he or she has not received payment as of the date of the Change In Ownership, will be paid in the form of unrestricted shares of Common Stock as soon as practicable, but in no event later than 90 days after the Change In Ownership, and (D) Sections 18.7 and 18.8 shall not apply to the extent that they require a cash payment with respect to any Award which is stock based. For the purposes of this Section 17.10, an Award shall be considered assumed only if, for every share of Common Stock subject thereto immediately prior to the Change in Control, the Participant has the right, following the Change in Control, to acquire the consideration received in the Change in Control transaction by holders of shares of Common Stock and the Surviving Company or the Parent Company, as applicable, agree to honor, fulfill and discharge the Awards in accordance with the terms of this Plan.

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

Notwithstanding anything herein to the contrary, if any provision of this Plan would, in the opinion of the Committee, cause any business combination approved by the Board to be ineligible for pooling-of-interests accounting treatment, the Committee may amend such provision in a manner to make such treatment available.

                                                             Exhibit (10) M.

                  THIRD AMENDMENT TO EMPLOYMENT AGREEMENT

     THIS AGREEMENT (the "Third Amendment"), made as of the 1st day of February, 2000 is intended to further amend an Employment Agreement, dated as of the 27th day of October, 1993 and amended on April 4, 1994 and February 25, 1997, by and between George M.C. Fisher (the "Executive") and Eastman Kodak Company (the "Company") hereinafter the "Employment Agreement."

     WHEREAS, the Executive and the Company desire to amend the provisions of the Employment Agreement regarding the sale of the Executive's primary Rochester, NY residence.

     NOW, THEREFORE, based upon the mutual promises and conditions contained herein, the parties hereto do hereby agree that the Employment Agreement will be amended effective as of the day and year first above written as follows:

1. Subsection (d) of Section 10 of the Employment Agreement is amended to add the following as new subsection (iii):

     As an alternative to Section 10(d)(ii), the Executive may elect to receive the treatment afforded to him by this Section 10(d)(iii). This
     Section 10(d)(iii) will only be operative, however, if: (x) the Executive sells his primary Rochester, NY residence (the "Rochester Residence") to a purchaser, other than the Company, prior to his termination of employment from the Company; and (y) the Company consents to the sale. In such event, the Company will promptly pay the Executive the difference, if any, between: (x) the Executive's purchase price of the Rochester Residence plus the cost of all documented improvements made by the Executive to the Rochester Residence; and (y) the sales price the Executive receives upon the sale of the Rochester Residence. The Company will also promptly reimburse the Executive for all of the reasonable expenses and closing costs he incurs in selling the Rochester Residence.

2. The first sentence of Subsection (g) of Section 10 of the Employment Agreement is amended in its entirety to read as follows:

     It is the intention of the Company that the Executive shall, after taking into account any taxes on reimbursements or other benefits under this Section 10, be kept whole with respect to such reimbursement or other benefit except this sentence shall not apply to fringe benefits described in Section 10(b), purchase payments to the Executive in respect of either residence in Barrington, Illinois described in
     Section 10(d), any payment or reimbursement made to the Executive in connection with the sale of his Rochester

     Residence under Section 10(d)(iii), the use of Company aircraft described in Section 10(e) (except as otherwise expressly provided therein) or the tax, if any, attributable to any reimbursement or benefit provided under Section 10(f).

3. All of the remaining terms of the Employment Agreement, to the extent they are not inconsistent with the terms of this Third Amendment, will remain in full force and effect, without amendment or modification.


     IN WITNESS WHEREOF, the parties hereto have executed this Third Amendment as of the day and year first above written.


                              Eastman Kodak Company



                              By:
                                   Michael P. Morley

                              Title: Director, Human Resources
                              and Senior Vice President




                                   George M.C. Fisher

                                                             Exhibit (10) O.

                           EASTMAN KODAK COMPANY
                          1997 STOCK OPTION PLAN


Article                                           Page

1.   Purpose and Term of Plan                       97

2.   Definitions                                    97

3.   Eligibility                                   101

4.   Plan Administration                           101

5.   Form of Awards                                102

6.   Shares Subject to Plan                        103

7.   Stock Options                                 103

8.   Miscellaneous                                 104

9.   Change In Ownership                           108

10.  Change In Control                             109

ARTICLE 1  --  PURPOSE AND TERM OF PLAN

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

1.2  Term

The Plan shall become effective on February 13, 1997. Awards shall not be granted pursuant to the Plan after December 31, 1998.


ARTICLE 2  --  DEFINITIONS

2.1.      Award

"Award" means any stock option granted under the Plan to a Participant by the Committee pursuant to the terms, conditions, restrictions and limitations of the Plan and those that the Committee may establish by the Award Notice or otherwise.

2.2.      Award Notice

"Award Notice" means a written notice from Kodak to a Participant that establishes the terms, conditions, restrictions, and/or limitations applicable to an Award in addition to those established by this Plan and by the Committee's exercise of its administrative powers.

2.3.      Board

"Board" means the Board of Directors of Kodak.

2.4  Cause

"Cause" means (a) the willful and continued failure by a Participant to substantially perform his or her duties with his or her employer after written warnings identifying the lack of substantial performance are delivered to the Participant by his or her employer to specifically identify the manner in which the employer believes that the Participant has not substantially performed his or her duties, or (b) the willful engaging by a Participant in illegal conduct which is materially and demonstrably injurious to Kodak or a Subsidiary.

2.5  Change In Control

"Change in Control" means the occurrence of any one of the following events:

     (a) individuals who, on December 9, 1999, constitute the Board (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to December 9, 1999, whose election or nomination for election was approved by a vote of at least two-thirds of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of Kodak in which such person is named as a nominee for director, without written objection to such nomination) shall be an Incumbent Director; provided, however, that no individual initially elected or nominated as a director of Kodak as a result of an actual or threatened election contest (as described in Rule 14a-11 under the Act) ("Election Contest") or any other actual or threatened solicitation of proxies or consents by or on behalf of any "person" (as such term is defined in Section 3(a)(9) of the Act) other than the Board ("Proxy Contest"), including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest, shall be deemed to be an Incumbent Director;

     (b) any person is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of Kodak representing 25% or more of the combined voting power of Kodak's then outstanding securities eligible to vote for the election of the Board (the "Kodak Voting Securities"); provided, however, that the event described in this paragraph (b) shall not be deemed to be a Change in Control by virtue of any of the following acquisitions: (1)by Kodak or any subsidiary, (2) by any employee benefit plan (or related trust) sponsored or maintained by Kodak or any subsidiary, or (3) by any underwriter temporarily holding securities pursuant to an offering of such securities;

     (c) the consummation of a merger, consolidation, statutory share exchange or similar form of corporate transaction involving Kodak or any of its subsidiaries that requires the approval of Kodak's shareholders, whether for such transaction or the issuance of securities in the transaction (a "Reorganization"), or sale or other disposition of all or substantially all of Kodak's assets to an entity that is not an affiliate of Kodak (a "Sale"), unless immediately following such Reorganization or Sale: (1) more than 60% of the total voting power of (x) the corporation resulting from such Reorganization or Sale (the "Surviving Company"), or

          (y) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the Surviving Company (the "Parent Company"), is represented by Kodak Voting Securities that were outstanding immediately prior to such Reorganization or Sale (or, if applicable, is represented by shares into which such Kodak Voting Securities were converted pursuant to such Reorganization or Sale), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Kodak Voting Securities among the holders thereof immediately prior to the Reorganization or Sale, (2) no person (other than any employee benefit plan (or related trust) sponsored or maintained by the Surviving Company or the Parent Company), is or becomes the beneficial owner, directly or indirectly, of 25% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) and (3) at least a majority of the members of the board of directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) following the consummation of the Reorganization or Sale were Incumbent Directors at the time of the Board's approval of the execution of the initial agreement providing for such Reorganization or Sale (any Reorganization or Sale which satisfies all of the criteria specified in (1), (2) and (3) above shall be deemed to be a "Non-Qualifying Transaction"); or

     (d) the shareholders of Kodak approve a plan of complete liquidation or dissolution of Kodak.

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any person acquires beneficial ownership of more than 25% of Kodak Voting Securities as a result of the acquisition of Kodak Voting Securities by Kodak which reduces the number of Kodak Voting Securities outstanding; provided that if after such acquisition by Kodak such person becomes the beneficial owner of additional Kodak Voting Securities that increases the percentage of outstanding Kodak Voting Securities beneficially owned by such person, a Change in Control shall then occur.

2.6  Change In Control Price

"Change In Control Price" means the highest closing price per share paid for the purchase of Common Stock on the New York Stock Exchange during the ninety (90) day period ending on the date the Change In Control occurs.

2.7  Change In Ownership

"Change In Ownership" means a Change In Control that results directly or indirectly in Kodak's Common Stock ceasing to be actively traded on the New York Stock Exchange.

2.8  Code

"Code" means the Internal Revenue Code of 1986, as amended from time to time, including regulations thereunder and successor provisions and regulations thereto.

2.9  Committee

"Committee" means the Executive Compensation and Development Committee of the Board, or such other Board committee as may be designated by the Board to administer the Plan; provided that the Committee shall consist of three or more directors, all of whom are a "Non-Employee Director" within the meaning of Rule 16b-3 under the Exchange Act.

2.10 Common Stock

"Common Stock" means common stock, $2.50 par value per share, of Kodak.

2.11 Disability

"Disability" means a disability under the terms of the Kodak Long-Term Disability Plan.

2.12 Effective Date

"Effective Date" means the date an Award is determined to be effective by the Committee upon its grant of such Award.

2.13 Exchange Act

"Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, including rules thereunder and successor provisions and rules thereto.

2.14 Kodak

"Kodak" means Eastman Kodak Company.

2.15 Participant

"Participant" means any corporate officer of Kodak to whom an Award has been granted by the Committee under the Plan.

2.16 Plan

"Plan" means the Eastman Kodak Company 1997 Stock Option Plan.

2.17 Subsidiary

"Subsidiary" means a corporation or other business entity in which Kodak directly or indirectly has an ownership interest of 50 percent or more.

2.18 Retirement

"Retirement" means voluntary termination of employment: (i) on or after age 55 with 10 or more years of service or on or after age 65; or (ii) at any time if the Participant had an age and years of service combination of at least 75 points on December 31, 1995.


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

7.1  In General

Awards may be granted under the Plan by the Committee in the form of stock options. These stock options shall be non-qualified stock options (i.e., stock options which are not incentive stock options).

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

(b) Exception. The Committee shall have the discretionary authority to grant Awards or amend outstanding Awards to provide that they be transferable, subject to such terms and conditions as the Committee shall establish. In addition to any such terms and conditions, the following terms and conditions shall apply to all transfers of Awards:

     1.   Permissible Transferees.  Transfers shall only be permitted to:
          (i) the Participant's "Immediate Family Members," as that term is defined in Subsection (b)(8) below; (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; or (iii) a family partnership or family limited partnership in which each partner is, at the time of the transfer and all times subsequent thereto, either an Immediate Family Member or a trust for the exclusive benefit of one or more Immediate Family Members.

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

     8. Immediate Family Member. For purposes of this Section 8.1, the term "Immediate Family Member" shall mean the Participant and his or her spouse, children or grandchildren, whether natural, step or adopted children or grandchildren.

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

Notwithstanding anything herein to the contrary, if any provision of this Plan would, in the opinion of the Committee, cause any business combination approved by the Board to be ineligible for pooling-of-interests accounting treatment, [the Committee may amend such provision in a manner to make such treatment available] [such provision shall not be given effect to the extent (and only to the extent) that such treatment would be denied as a result of such provision, all as determined by Kodak's independent public accounting firm].

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

ARTICLE 9  --  CHANGE IN OWNERSHIP

9.1  Background

Absent a specific provision in a Participant's Award Notice addressing the treatment of the Participant's Award upon a Change In Control, the provisions of this Article 9 shall govern the treatment of the Participant's Award in the event of a Change In Ownership. Upon a Change In Ownership:
(i) the terms of this Article 9 shall immediately become operative, without further action or consent by any person or entity; (ii) all terms, conditions, restrictions, and limitations in effect on any Award shall immediately lapse as of the date of such event; (iii) no other terms, conditions, restrictions and/or limitations shall be imposed upon any Awards on or after such date, and in no circumstance shall an Award be forfeited on or after such date; and (iv) all Awards shall automatically become one hundred percent (100%) vested immediately.

9.2  Valuation of Awards

Upon a Change In Ownership, all outstanding Awards shall be valued and cashed out on the basis of the Change In Control Price.

9.3  Payment of Awards

Upon a Change In Ownership, any Participant, whether or not he or she is still employed by Kodak, shall be paid, in a single lump-sum cash payment, as soon as practicable but in no event later than 90 days after the Change In Ownership, all of his or her Awards.

9.4  Miscellaneous

Upon a Change In Ownership, except as provided in the second paragraph of
Section 8.6, no action, including, but not by way of limitation, the amendment, suspension, or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of the Plan with respect to any Award to which the Participant may have become entitled hereunder on or prior to the date of such action or as a result of such Change In Ownership.

9.5  Payments and Continuation of Awards

Unless otherwise determined by the Committee, upon a Change in Ownership pursuant to which (i) Common Stock is exchanged solely for common stock of the Surviving Company or the Parent Company (as defined in Section 2.5), as applicable, which is actively traded on the New York Stock Exchange and (ii) such Surviving Company or Parent Company, as applicable, assumes all outstanding Awards pursuant to the terms hereof, then: (A) the provisions of Sections 9.2 and 9.3 shall not apply to any Award, and (B) Section 10.4 shall not apply to the extent that it requires a cash payment with respect to any Award. For the purposes of this Section 9.5, an Award shall be considered assumed only if, for every share of Common Stock subject thereto immediately prior to the Change in Control, the Participant has the right, following the Change in Control, to acquire the consideration received in the Change in Control transaction by holders of shares of Common Stock and the Surviving Company or the Parent Company, as applicable, agree to honor, fulfill and discharge the Awards in accordance with the terms of this Plan.


ARTICLE 10  --  CHANGE IN CONTROL

10.1 Background

Absent a specific provision in a Participant's Award Notice addressing the treatment of the Participant's Award upon a Change In Control, the provisions of this Article 10 shall govern the treatment of the Participant's Award in the event of a Change In Control. All Participants shall be eligible for the treatment afforded by this Article 10 if their employment by Kodak terminates within two years following a Change In Control, unless the termination is due to (i) death, (ii) Disability, (iii) Cause, (iv) resignation other than (A) resignation from a declined reassignment to a job that is not reasonably equivalent in responsibility or compensation (as defined in Kodak's Termination Allowance Plan), or that is not in the same geographic area (as defined in Kodak's Termination Allowance
Plan), or (B) resignation within 30 days following a reduction in base pay, or (v) Retirement.

10.2 Vesting and Lapse of Restrictions

If a Participant is eligible for treatment under this Article 10, (i) all of the terms, conditions, restrictions, and limitations in effect on any of his or her Awards shall immediately lapse as of the date of his or her termination of employment; (ii) no other terms, conditions, restrictions and/or limitations shall be imposed upon any of his or her Awards on or after such date, and in no event shall any of his or her Awards be forfeited on or after such date; and (iii) all of his or her Awards shall automatically become one hundred percent (100%) vested immediately upon his or her termination of employment.

10.3 Valuation of Awards

If a Participant is eligible for treatment under this Article 10, his or her Awards shall be valued and cashed out in accordance with the provisions of
Section 9.3.

10.4 Payment of Awards

If a Participant is eligible for treatment under this Article 10, he or she shall be paid, in a single lump-sum cash payment, as soon as practicable but in no event later than 90 days after the date of his or her termination of employment, all of his or her Awards.

10.5 Miscellaneous

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

10.6 Legal Fees

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

                                                             Exhibit (10) R.

      EASTMAN KODAK COMPANY 2000 OMNIBUS LONG-TERM COMPENSATION PLAN

Sections 2.9, 17.8, 17.9, and 19.6 of the 2000 Omnibus Long-Term
Compensation Plan are hereby amended in their entirety to read as follows:

2.9  Change In Control

"Change in Control" means the occurrence of any one of the following events:

     (a) individuals who, on December 9, 1999, constitute the Board (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to December 9, 1999, whose election or nomination for election was approved by a vote of at least two-thirds of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of Kodak in which such person is named as a nominee for director, without written objection to such nomination) shall be an Incumbent Director; provided, however, that no individual initially elected or nominated as a director of Kodak as a result of an actual or threatened election contest (as described in Rule 14a-11 under the Act) ("Election Contest") or any other actual or threatened solicitation of proxies or consents by or on behalf of any "person" (as such term is defined in Section 3(a)(9) of the Act) other than the Board ("Proxy Contest"), including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest, shall be deemed to be an Incumbent Director;

     (b) any person is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of Kodak representing 25% or more of the combined voting power of Kodak's then outstanding securities eligible to vote for the election of the Board (the "Kodak Voting Securities"); provided, however, that the event described in this paragraph (b) shall not be deemed to be a Change in Control by virtue of any of the following acquisitions: (1)by Kodak or any subsidiary, (2) by any employee benefit plan (or related trust) sponsored or maintained by Kodak or any subsidiary, or (3) by any underwriter temporarily holding securities pursuant to an offering of such securities;

     (c) the consummation of a merger, consolidation, statutory share exchange or similar form of corporate transaction involving Kodak or any of its subsidiaries that requires the approval of Kodak's shareholders, whether for such transaction or the issuance of securities in the transaction (a "Reorganization"), or sale or other disposition of all or substantially all of Kodak's assets to an entity that is not an affiliate of Kodak (a "Sale"), unless immediately following such Reorganization or Sale: (1) more than 60% of the total voting power of (x) the corporation resulting from such Reorganization or Sale (the "Surviving Company"), or (y) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the Surviving Company (the "Parent Company"), is represented by Kodak Voting Securities that were outstanding immediately prior to such Reorganization or Sale (or, if applicable, is represented by shares into which such Kodak Voting Securities were converted pursuant to such Reorganization or Sale), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Kodak Voting Securities among the holders thereof immediately prior to the Reorganization or Sale,
          (2) no person (other than any employee benefit plan (or related trust) sponsored or maintained by the Surviving Company or the Parent Company), is or becomes the beneficial owner, directly or indirectly, of 25% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) and (3) at least a majority of the members of the board of directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) following the consummation of the Reorganization or Sale were Incumbent Directors at the time of the Board's approval of the execution of the initial agreement providing for such Reorganization or Sale (any Reorganization or Sale which satisfies all of the criteria specified in (1), (2) and
          (3) above shall be deemed to be a "Non-Qualifying Transaction");
          or

     (d) the shareholders of Kodak approve a plan of complete liquidation or dissolution of Kodak.

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any person acquires beneficial ownership of more than 25% of Kodak Voting Securities as a result of the acquisition of Kodak Voting Securities by Kodak which reduces the number of Kodak Voting Securities outstanding; provided that if after such acquisition by Kodak such person becomes the beneficial owner of additional Kodak Voting Securities that increases the percentage of outstanding Kodak Voting Securities beneficially owned by such person, a Change in Control shall then occur.

17.8 Miscellaneous

Upon a Change In Ownership, (i) the provisions of Sections 14.2, 14.3, 14.4 and 19.3 hereof shall become null and void and of no further force and effect; and (ii) except as provided in the second paragraph of Section 19.6, no action, including, but not by way of limitation, the amendment, suspension, or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of the Plan with respect to any Award to which the Participant may have become entitled hereunder on or prior to the date of such action or as a result of such Change In Ownership.

17.9 Payments and Continuation of Stock Based Awards

Unless otherwise determined by the Committee, upon a Change in Ownership pursuant to which (i) Common Stock is exchanged solely for common stock of the Surviving Company or the Parent Company (as defined in Section 2.9), as applicable, which is actively traded on the New York Stock Exchange and (ii) such Surviving Company or Parent Company, as applicable, assumes all outstanding Awards pursuant to the terms hereof, then: (A) the provisions of Sections 17.5 and 17.6 shall not apply to any Award which is stock based,
(B) the cash payment provided for in Section 17.7 shall not be made except in accordance with the deferred compensation plan or agreement pursuant to which the payment of the Award has been deferred, (C) all Awards deferred by a Participant under the Performance Stock Program, but for which he or she has not received payment as of the date of the Change In Ownership, will be paid in the form of unrestricted shares of Common Stock as soon as practicable, but in no event later than 90 days after the Change In Ownership, and (D) Sections 18.7 and 18.8 shall not apply to the extent that they require a cash payment with respect to any Award which is stock based. For the purposes of this Section 17.9, an Award shall be considered assumed only if, for every share of Common Stock subject thereto immediately prior to the Change in Control, the Participant has the right, following the Change in Control, to acquire the consideration received in the Change in Control transaction by holders of shares of Common Stock and the Surviving Company or the Parent Company, as applicable, agree to honor, fulfill and discharge the Awards in accordance with the terms of this Plan.

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

Notwithstanding anything herein to the contrary, if any provision of this Plan would, in the opinion of the Committee, cause any business combination approved by the Board to be ineligible for pooling-of-interests accounting treatment, the Committee may amend such provision in a manner to make such treatment available.

                                                             Exhibit (10) T.

                           EASTMAN KODAK COMPANY
                         EXECUTIVE PROTECTION PLAN


Article                                                    Page

1.   Purpose and Effective Date                             116

2.   Definitions                                            116

3.   Eligibility                                            124

4.   Payments Upon Termination of Employment                124

5.   Full Settlement; No Mitigation                         126

6.   Reimbursement of Expenses                              126

7.   Administration                                         126

8.   Miscellaneous                                          127


Exhibit A Tier 1 Employees                                  129

Exhibit B Tier 2 Employees                                  130

Exhibit C Tier 3 Employees                                  131

Exhibit D Certain Additional Payments by the Company        132

Exhibit E Included Subsidiaries                             135

ARTICLE 1  --  PURPOSE AND EFFECTIVE DATE

1.1  Purpose

The purpose of the Eastman Kodak Company Executive Protection Plan is to secure the continued services of certain executives of the Eastman Kodak Company and its subsidiaries and their continued dedication to their duties in the event of any threat or occurrence of a Change in Control (as defined in Section 2.5).

1.2  Effective Date

The Plan shall become effective December 9, 1999.


ARTICLE 2  --  DEFINITIONS

2.1  Base Salary

 "Base Salary" means the highest annual rate of base salary payable by the Company to a Participant during the 12-month period immediately prior to the Participant's Date of Termination.

2.2  Board

"Board" means the Board of Directors of Kodak or, in the event of a transaction described in Section 2.5(c), the Board of Directors of the "Parent Company," as defined in clause (1)(y) of such section.

2.3  Bonus Amount

"Bonus Amount" means the higher of Participant's target bonus under the applicable Company annual incentive compensation plan for the year in which the Date of Termination occurs or the year in which the Change in Control occurs.

2.4  Cause

"Cause" means:

     (a) for Tier 1 Employees (1) the willful and continued failure of Participant to perform substantially Participant's duties with the Company (other than any such failure resulting from Participant's incapacity due to physical or mental illness) after a written demand for substantial performance is delivered to Participant by the Board which specifically identifies the manner in which the Board believes that Participant has not substantially performed Participant's duties, or (2) the willful engaging by Participant in illegal conduct or gross misconduct which is demonstrably and materially injurious to the Company or its affiliates. For purposes of this paragraph, no act or failure to act by Participant shall be considered "willful" unless done or omitted to be done by Participant in bad faith and without reasonable belief that Participant's action or omission was in the best interests of the Company or its affiliates. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for Kodak shall be conclusively presumed to be done, or omitted to be done, by Participant in good faith and in the best interests of the Company. Cause shall not exist with respect to Tier 1 Employees who were Kodak's "named executive officers" (as defined in Item 402(a) of Regulation S-K under the Securities Exchange Act of 1934 (the "Act")) for the last fiscal year of Kodak prior to a Change in Control unless and until Kodak has delivered to Participant a copy of a resolution duly adopted by three-quarters (3/4) of the entire Board (excluding Participant if Participant is a Board member) at a meeting of the Board called and held for such purpose (after reasonable notice to Participant and an opportunity for Participant, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board an event set forth in clauses (1) or (2) has occurred and specifying the particulars thereof in detail; and

     (b) for Tier 2 and Tier 3 Employees (1) the willful and continued failure of Participant to perform substantially Participant's duties with the Company (other than any such failure resulting from Participant's incapacity due to physical or mental illness) after a written demand for substantial performance is delivered to Participant by the Company which specifically identifies the manner in which the Company believes that Participant has not substantially performed Participant's duties, or (2) the willful engaging by Participant in illegal conduct or gross misconduct which is demonstrably and materially injurious to the Company or its affiliates. For purpose of this paragraph, no act or failure to act by Participant shall be considered "willful" unless done or omitted to be done by Participant in bad faith and without reasonable belief that Participant's action or omission was in the best interests of the Company or its affiliates. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for Kodak shall be conclusively presumed to be done, or omitted to be done, by Participant in good faith and in the best interests of the Company.

2.5  Change In Control

 "Change in Control" means the occurrence of any one of the following events:

     (a) individuals who, on December 9, 1999, constitute the Board (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to December 9, 1999, whose election or nomination for election was approved by a vote of at least two-thirds of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of Kodak in which such person is named as a nominee for director, without written objection to such nomination) shall be an Incumbent Director; provided, however, that no individual initially elected or nominated as a director of Kodak as a result of an actual or threatened election contest (as described in Rule 14a-11 under the Act) ("Election Contest") or any other actual or threatened solicitation of proxies or consents by or on behalf of any "person" (as such term is defined in Section 3(a)(9) of the Act) other than the Board ("Proxy Contest"), including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest, shall be deemed to be an Incumbent Director;

     (b) any person is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of Kodak representing 25% or more of the combined voting power of Kodak's then outstanding securities eligible to vote for the election of the Board (the "Company Voting Securities"); provided, however, that the event described in this paragraph (b) shall not be deemed to be a Change in Control by virtue of any of the following acquisitions: (1) by Kodak or any Subsidiary, (2) by any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its affiliates, or (3) by any underwriter temporarily holding securities pursuant to an offering of such securities;

     (c) the consummation of a merger, consolidation, statutory share exchange or similar form of corporate transaction involving Kodak or any of its Subsidiaries that requires the approval of Kodak's shareholders, whether for such transaction or the issuance of securities in the transaction (a "Reorganization"), or sale or other disposition of all or substantially all of Kodak's assets to an entity that is not an affiliate of Kodak (a "Sale"), unless immediately following such Reorganization or Sale: (1) more than 60% of the total voting power of (x) the corporation resulting from such Reorganization or Sale (the "Surviving Company"), or (y) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the Surviving Company (the "Parent Company"), is represented by Company Voting Securities that were outstanding immediately prior to such Reorganization or Sale (or, if applicable, is represented by shares into which such Company Voting Securities were converted pursuant to such Reorganization or Sale), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Company Voting Securities among the holders thereof immediately prior to the Reorganization or Sale,
          (2) no person (other than any employee benefit plan (or related trust) sponsored or maintained by the Surviving Company or the Parent Company), is or becomes the beneficial owner, directly or indirectly, of 25% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) and (3) at least a majority of the members of the board of directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) following the consummation of the Reorganization or Sale were Incumbent Directors at the time of the Board's approval of the execution of the initial agreement providing for such Reorganization or Sale (any Reorganization or Sale which satisfies all of the criteria specified in (1), (2) and
          (3) above shall be deemed to be a "Non-Qualifying Transaction");
          or

     (d)  the shareholders of Kodak approve a plan of complete   liquidation
     or dissolution of Kodak.

     Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any person acquires beneficial ownership of more than 25% of the Company Voting Securities as a result of the acquisition of Company Voting Securities by Kodak which reduces the number of Company Voting Securities outstanding; provided that if after such acquisition by Kodak such person becomes the beneficial owner of additional Company Voting Securities that increases the percentage of outstanding Company Voting Securities beneficially owned by such person, a Change in Control shall then occur.

2.6  Committee

"Committee" means the Executive Compensation and Development Committee of the Board or other Board committee appointed by the Board.

2.7  Company

"Company" means Kodak and the Subsidiaries.

2.8  Date of Termination

"Date of Termination" means the date on which Participant's employment with Participant's Employer terminates.

2.9  Employee

"Employee" means a regular, full-time employee in wage grade 48 or above or the equivalent thereof of an Employer

2.10 Employer

"Employer" means Kodak or any Subsidiary that is participating in this Plan pursuant to Section 8.1.

2.11 Good Reason

"Good Reason" means:

     (a) for Tier 1 Employees, the occurrence of any of the following events within the two-year period following a Change in Control without Participant's express written consent:

          (1) the assignment of, or change in, the duties or responsibilities of Participant that are not comparable in any adverse respect with Participant's duties or responsibilities immediately prior to such Change in Control, other than a change in Participant's titles or reporting relationship;

          (2) a reduction in Participant's Total Remuneration as in effect immediately prior to such Change in Control or as the same may be increased from time to time thereafter;

          (3) a material reduction in the perquisites and fringe benefits provided to Participant immediately prior to the Change in Control or as the same may be increased from time to time thereafter;

          (4) the failure of a successor to assume the terms, conditions and obligations of this Plan in accordance with Section 8.3; or

          (5) an amendment or termination of the Plan not permitted pursuant to Section 8.2.

          An isolated, insubstantial and inadvertent action taken in good faith and which is remedied by the Company within seven (7) days after receipt of written notice thereof given by

          Participant to the Company shall not constitute Good Reason. Participant's right to terminate employment for Good Reason shall not be affected by Participant's incapacities due to mental or physical illness and Participant's continued employment shall not constitute consent to, or a waiver of rights with respect to, any event or condition constituting Good Reason; and

     (b)  for Tier 2 Employees, the occurrence of any of the following
     events within the two-year period following a Change in     Control
     without Participant's express written consent:

          (1) the assignment of, or change in, the duties or responsibilities of Participant that are not comparable in any adverse respect with Participant's duties or responsibilities immediately prior to such Change in Control, other than a change in Participant's titles or reporting relationship;

          (2) a reduction in Participant's Total Remuneration as in effect immediately prior to such Change in Control or as the same may be increased from time to time thereafter; or

          (3) reassignment of Participant to a job that is not in the same geographic area as Participant's job immediately prior to such Change in Control unless: (x) there is an agreement by the Participant, confirmed in an offer letter or other agreement, to reassignment; or (y) the Participant was in a position immediately prior to the Change In Control where periodic reassignment is standard practice;

          (4) the failure of a successor to assume the terms, conditions and obligations of this Plan in accordance with Section 8.3; or

          (5) an amendment or termination of the Plan not permitted pursuant to Section 8.2.

          An isolated, insubstantial and inadvertent action taken in good faith and which is remedied by the Company within seven (7) days after receipt of written notice thereof given by Participant shall not constitute Good Reason. Participant's right to terminate employment for Good Reason shall not be affected by Participant's incapacities due to mental or physical illness and Participant's continued employment shall not constitute consent to, or a waiver of rights with respect to, any event or condition constituting Good Reason; and

     (c) for Tier 3 Employees, the occurrence of any of the following events within the two-year period following a Change in Control without such Participant's express written consent:

          (1)  the assignment of duties of Participant that are  materially
          inconsistent with the duties of the position      held by
          Participant immediately prior to such Change in   Control;

          (2) a reduction in Participant's Total Remuneration as in effect immediately prior to such Change in Control or as the same may be increased from time to time thereafter;

          (3) reassignment of Participant to a job that is not in the same geographic area as Participant's job immediately prior to such Change in Control unless: (x) there is an agreement by the Participant, confirmed in an offer letter or other agreement, to reassignment; or (y) the Participant was in a position immediately prior to the Change In Control where periodic reassignment is standard practice;

          (4) the failure of a successor to assume the terms, conditions and obligations of this Plan in accordance with Section 8.3; or

          (5) an amendment or termination of the Plan not permitted pursuant to Section 8.2.

          An isolated, insubstantial and inadvertent action taken in good faith and which is remedied by the Company within fourteen (14) days after receipt of written notice thereof given by Participant shall not constitute Good Reason. Participant's right to terminate employment for Good Reason shall not be affected by Participant's incapacities due to mental or physical illness and Participant's continued employment shall not constitute consent to, or a waiver of rights with respect to, any event or condition constituting Good Reason.

2.12 Kodak

"Kodak" means Eastman Kodak Company.

2.13 Participant

"Participant" means, as applicable, a Tier 1 Employee, a Tier 2 Employee or a Tier 3 Employee.

2.14 Plan

"Plan" means the Eastman Kodak Company Executive Protection Plan.

2.15 Qualifying Termination

"Qualifying Termination" means for all Participants other than Kodak's Chief Executive Officer: (a) a termination of the Participant's employment by the Employer other than for Cause, or (b) a termination of the Participant's employment by such Participant for Good Reason. In the case of Kodak's Chief Executive Officer, "Qualifying Termination" means: (a) a termination of the Chief Executive Officer's employment by the Employer other than for Cause, or (b) a termination of the Chief Executive Officer's employment by the Chief Executive Officer's for Good Reason or (c) a voluntary termination of employment by the Chief Executive Officer for any reason (or no reason at all) during the 30-day period commencing 23 months after the date of a Change in Control. Termination of a Participant's employment on account of Participant's death or on account of Participant's disability, as defined under the Employer's long-term disability plan, shall not be treated as a Qualifying Termination.

2.16 Subsidiary

"Subsidiary" means any corporation or other entity in which Kodak has a direct or indirect ownership interest of more than 50% of the total combined voting power of the then outstanding securities or interests of such corporation or other entity entitled to vote generally in the election of directors or in which Kodak has the right to receive more than 50% of the distribution of profits or more than 50% of the assets in liquidation or dissolution.

2.17 Tier 1 Employee

"Tier 1 Employee" means an Employee selected by the Committee and named on Exhibit A.

2.18 Tier 2 Employee

"Tier 2 Employee" means an Employee selected by the Committee and named on Exhibit B.

2.19 Tier 3 Employee

"Tier 3 Employee" means an Employee selected by the Committee and named on Exhibit C.

2.20 Total Remuneration

"Total Remuneration" means the aggregate of Participant's Base Salary, target annual bonus compensation, target long-term bonus compensation and benefits and coverage under all Company employee benefit plans.

ARTICLE 3  --  ELIGIBILITY

3.1  In General

All Tier 1, Tier 2 and Tier 3 Employees participate in this Plan.

3.2  Termination Prior to Change In Control

If a Participant ceases to be an Employee prior to a Change in Control, such Participant shall have no further rights under this Plan; provided, however, if (a) such Participant's employment is terminated prior to a Change in Control for reasons that would have constituted a Qualifying Termination if they had occurred following a Change in Control; (b) such Participant reasonably demonstrates that such termination (or Good Reason event) was in contemplation of a Change In Control by a third party who had indicated an intention or taken steps reasonably calculated to effect a Change in Control; and (c) a Change in Control involving such third party (or a party competing with such third party to effectuate a Change in Control) does occur, then for purposes of this Plan, the date immediately prior to the date of such termination of employment or event constituting Good Reason shall be treated as a Change in Control with respect to such Participant. The timing of payments and benefits to Participant under Article 4, with respect to a Participant described in the immediately preceding sentence, will be determined by treating the date of the actual Change in Control as the Employee's Date of Termination hereunder.


ARTICLE 4  --  PAYMENTS UPON TERMINATION OF EMPLOYMENT

4.1  In General

If during the two-year period following a Change in Control the employment of a Participant shall terminate, by reason of a Qualifying Termination, then the Company shall provide to such Participant the benefits described in this Article 4.

4.2  Accrued Compensation

Within fourteen (14) days following a Participant's Date of Termination, the Company shall pay to such Participant a lump-sum cash amount equal to the sum of (1) the Participant's Base Salary (without regard to any reduction constituting Good Reason) through the Date of Termination and any bonus awards that have been awarded, but are not yet payable, (2) any accrued vacation or sick pay, and (3) any other accrued compensation, in each case to the extent not theretofore paid.

4.3  Severance

Within fourteen (14) days following the Participant's Date of Termination, the Company shall pay to such Participant a lump-sum cash amount, based upon Participant's position (without regard to any change in position following a Change in Control which would constitute Good Reason hereunder) immediately prior to the Change in Control, equal to:

     (a) for a Tier 1 Employee, three (3) times the sum of such Participant's Base Salary and Bonus Amount;

     (b) for a Tier 2 Employee, two (2) times the sum of such Participant's Base Salary and Bonus Amount; and

     (c) for a Tier 3 Employee, the greater of the amounts described in (1) or (2) below:

          (1) one (1) times the sum of such Participant's Base Salary and Bonus Amount; or

          (2) For all Participants employed by Kodak, the termination allowance payable to such Participant under the Kodak Employee
          Protection Plan assuming such Participant were    eligible for
          benefits under such plan, and for all   other Participants, the
          termination allowance payable      under any plan or program
          adopted by the Participant's  Employer which is similar in purpose
          to the Kodak   Employee Protection Plan

4.4  Continuation of Benefits

For a period commencing on the Date of Termination and continuing for twelve
(12) months thereafter the Company shall continue to provide Participant and Participant's dependents with the same level of coverage under those of the medical, dental, disability and life insurance plans as shall have been in effect for such Participant (and dependents) immediately prior to the Date of Termination and on the same terms and conditions as in effect immediately prior to the Date of Termination (or, if more favorable to the Participant, immediately prior to the Change in Control); except, however, no employee contributions will be required for such coverages. If the Participant cannot continue to participate in the plans of Kodak (or the Participant's Employer) providing such benefits, the Company shall otherwise provide such benefits on the same after-tax basis as if participation had continued. The twelve (12) month period during which medical and dental coverage is provided to a Participant under this Section 4.4 will not be considered part of the "Continuation Period" for purposes of electing any COBRA continuation coverage.

4.5  Additional Payments

Payments made to a Participant shall be subject to the additional payments of Exhibit D hereto, if applicable.

4.6  Withholding Taxes

The Company will withhold from all payments due to a Participant (or Participant's beneficiary or estate) hereunder all taxes which, by applicable federal, state, local or other law, Kodak or any Employer is required to withhold therefrom.


ARTICLE 5  --  FULL SETTLEMENT; NO MITIGATION

5.1  Full Settlement

The Company's obligation to make the payments provided for in this Plan and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Participant or others.

5.2  No Mitigation

In no event shall the Participant be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Participant under any of the provisions of this Plan and such amounts shall not be reduced whether or not the Participant obtains other employment.


ARTICLE 6  --  REIMBURSEMENT OF EXPENSES

The Company shall pay all legal fees and related expenses which a Participant may reasonably incur in seeking to obtain or enforce any payment, benefit or right provided by this Plan after a Change in Control, including any such fees and expenses incurred in seeking advice with respect to the amount provided in Exhibit D; provided, however, the Participant shall be required to repay any such amounts to the Company to the extent that a court of competent jurisdiction issues a final and non-appealable order setting forth the determination that the position taken by the Participant was frivolous or advanced in bad faith.


ARTICLE 7  -- ADMINISTRATION

The Plan shall be administered by the Committee. Consistent with the requirements of ERISA and the regulations thereunder of the Department of Labor, the Committee shall provide adequate written notice to any Participant whose claim for benefits under Article 4 has been denied, setting forth specific reasons for such denial, written in a manner calculated to be understood by such Participant, and affording such Participant a full and fair review of the decision denying the claim.

ARTICLE 8 --  MISCELLANEOUS

8.1  Participating Employers

Each Subsidiary set forth on Exhibit E hereto shall be deemed to be an Employer and the provisions of this Plan shall be fully applicable to the Tier 2 and Tier 3 Employees of such Subsidiary.

8.2  Termination or Amendment of Plan

The Committee may amend or terminate this Plan at any time prior to a Change in Control; provided, however, that except as provided in Section 8.6 no such action which would adversely affect the rights or potential rights of Participants shall be effective if taken during the twelve (12) month period prior to a Change in Control. In no event may the Plan be amended or terminated within the 24 month period following a Change In Control.

8.3  Successors

     (a) This Plan shall not be terminated by any merger, consolidation, share exchange or similar event involving Kodak whether or not Kodak is the surviving or resulting entity. In the event of any merger, consolidation, share exchange or similar event, the provisions of this Plan shall be binding upon the surviving or resulting corporation or the person or entity to which such assets are transferred.

     (b) This Plan shall inure to the benefit of and be enforceable by each Participant's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If a Participant shall die while any amounts are payable to Participant hereunder (including any payments which may be owed under Article 4), all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Plan to such person or persons appointed in writing by Participant to receive such amounts or, if no person is so appointed, to such Participant's estate.

8.4  Governing Law; Validity

The interpretation, construction and performance of this Plan, unless pre-empted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), shall be governed by and construed and enforced in accordance with the laws of the State of New York without regard to the principle of conflicts of laws. The invalidity or unenforceability of any provision of this Plan shall not affect the validity or enforceability of any other provision of this Plan, which other provisions shall remain in full force and effect.

8.5  Funding

Neither Kodak nor any Employer shall be required to fund or otherwise segregate assets to be used for the payment of any benefits under the Plan. The Company shall make such payments only out of its general corporate funds, and therefore its obligation to make such payments shall be subject to any claims of its other creditors having priority as to its assets.

8.6  Pooling of Interests

Notwithstanding anything contained herein to the contrary, if any provision of this Plan would, in the opinion of the Committee, cause any business combination approved by the Board to be ineligible for pooling-of-interests accounting treatment, the Committee may amend such provision in a manner to make such treatment available or terminate the Plan.

8.7  Other Severance Benefits

Any amounts payable to any Participant on account of Participant's termination of employment (including, without limitation, the Kodak Employee Protection Plan) pursuant to (a) any other plan, policy or program of, or agreement with, Kodak or other Employer or (b) any statute or governmental regulation shall be offset against any payments made to such Participant pursuant to this Plan to the extent necessary to avoid the duplication of benefits.

                                 Exhibit A

                         List of Tier 1 Employees

                                 Exhibit B

                         List of Tier 2 Employees

                                 Exhibit C

                         List of Tier 3 Employees

                                 Exhibit D

                Certain Additional Payments by the Company.


          (a) Anything in this Plan to the contrary notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company (or any of its affiliated entities) or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of a Participant (whether pursuant to the terms of this Plan or otherwise, but determined without regard to any additional payments required under this Exhibit D) (the "Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by a Participant with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company shall pay to such Participant an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Participant of all taxes (including any Excise
Tax) imposed upon the Gross-Up Payment, the Participant retains an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-up Payment in Participant's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, Participant shall be deemed to (i) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and
(iii) have otherwise allowable deductions for federal income tax purposes at least equal to those which could be disallowed because of the inclusion of the Gross-up Payment in the Participant's adjusted gross income. Notwithstanding the foregoing provisions of this Exhibit D, if it shall be determined that Participant is entitled to a Gross-Up Payment, but that the Payments would not be subject to the Excise Tax if the Payments were reduced by an amount that is less than 10% of the portion of the Payments that would be treated as "parachute payments" under Section 280G of the Code, then the amounts payable to the Participant under this Plan shall be reduced (but not below zero) to the maximum amount that could be paid to Participant without giving rise to the Excise Tax (the "Safe Harbor Cap"), and no Gross-Up Payment shall be made to Participant. The reduction of the amounts payable hereunder, if applicable, shall be made by reducing first the payments under
Section 4.3, unless an alternative method of reduction is elected by Participant.

For purposes of reducing the Payments to the Safe Harbor Cap, only amounts payable under this Plan (and no other Payments) shall be reduced. If the reduction of the amounts payable hereunder would not result in a reduction of the Payments to the Safe Harbor Cap, no amounts payable under this Plan shall be reduced pursuant to this provision.

          (b) All determinations required to be made under this Exhibit D, including whether and when a Gross-Up Payment is required, the amount of such Gross-Up Payment, the reduction of the Payments to the Safe Harbor Cap and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by Kodak as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and Participant within fifteen (15) business days of the receipt of notice from the Company or Participant that there has been a Payment, or such earlier time as is requested by the Company (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, Participant may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company and the Company shall enter into any Agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by Participant, it shall furnish Participant with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on Participant's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. In the event the Accounting Firm determines that the Payments shall be reduced to the Safe Harbor Cap, it shall furnish Participant with a written opinion to such effect. The Determination by the Accounting Firm shall be binding upon the Company and Participant. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the Determination, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment") or Gross-up Payments are made by the Company which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that Participant thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b)(2)(B) of the Code) shall be promptly paid by the Company to or for the benefit of Participant. In the event the amount of the Gross-up Payment exceeds the amount necessary to reimburse Participant for Participant's Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b)(2) of the Code) shall be promptly paid by Participant (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of the Company. Participant shall cooperate, to the extent Participant's expenses are reimbursed by the Company, with any reasonable requests by the Company in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

                                 Exhibit E

                           Included Subsidiaries

                                                             Exhibit (10) U.

                           Eastman Kodak Company
                        Estate Enhancement Program


1.   Purpose
     The purpose of the Eastman Kodak Company Estate Enhancement Program (the "Plan") is to provide Eligible Executives of Eastman Kodak Company (the "Company") the ability to elect life insurance coverage pursuant to a split-dollar life insurance arrangement.

2.   Definitions
     For purposes of this Plan, the following terms have the meanings set forth below:

     2.01 Adjusted Company Death Benefit means the portion of the Policy death benefit payable to the Company solely as a result of an Alternative Death Benefit Election being in effect for the Policy, and shall be determined by subtracting from the amount of Policy death benefit paid to the Company an amount equal to the portion of the Policy death benefit that would have been paid to the Company if an Alternative Death Benefit Election was not in effect for the Policy.

     2.02 Agreement means the Agreement executed by the Participant (or other Policy Owner) and the Company implementing the terms of this Plan.

     2.03 Alternative Death Benefit means a Company-paid death benefit paid by the Company to the Former Policy Owner's beneficiary(ies) pursuant to an Alternative Death Benefit Election under Section 8 of the Plan.

     2.04 Alternative Death Benefit Amount means, with respect to a Participant, an amount that, after subtracting any Company federal, state, and local income tax savings resulting from the deductibility of the payment for corporate tax purposes, is equal to the Adjusted Company Death Benefit reduced by the income taxes (if any) payable by the Company as a result of receiving the Adjusted Company Death Benefit. The Alternative Death Benefit Amount shall be determined at the time the payment is to be made, based on the Company's federal, state and local income tax rate (calculated at the marginal tax rate then applicable to the Company, but net of any federal deduction for state and local taxes) at the time of the payment, and shall be determined by the Plan Administrator.

     2.05 Alternative Death Benefit Election means an election made by the Elector or Policy Owner pursuant to Section 8 of the Plan.

     2.06 Board of Directors means the Board of Directors of the Company.

     2.07 Collateral Assignment means the Collateral Assignment executed by the Policy Owner pursuant to Section 6.02 of the Plan.

     2.08 Committee means the Executive Compensation and Development Committee of the Board of Directors of the Company.

     2.09 Company means Eastman Kodak Company.

     2.10 Company Death Benefit means the portion of the Policy death benefit payable to Company as provided in Section 7.

     2.11 Company Default means an action of the Company with respect to the Policy, or failure to act, as is defined in Section
           10.01 of the Plan.

     2.12 Compensation means amounts a Participant agrees to forego to participate in the Plan pursuant to Section 3.02, and shall include all or any portion of one or more of the following:
           (i) existing balances under the Eastman Kodak Company 1982 Executive Deferred Compensation Plan; and, (ii) other amounts deemed by the Senior Vice President of Human Resources of the Company to constitute Compensation for the purpose of this Plan.

      2.13  Effective Date means December 9, 1999.

     2.14 Elector means the person or persons who are entitled to make or revoke an Alternative Death Benefit Election pursuant to
           Section 8.01.

     2.15 Eligible Executive means any corporate officer of the Company chosen by the Committee to be an Eligible Executive for the purpose of this Plan.

     2.16 Enrollment and Election to Forego Compensation Form means the form used by a Participant to make an election to forego Compensation pursuant to Section 3.02 of the Plan, the terms of which are incorporated by reference in this Plan.

     2.17 Former Policy Owner means the person(s) or entity that is the Policy Owner immediately prior to when an Alternative Death Benefit Election is first made with respect to a Policy.

     2.18 Insurer means, with respect to a Participant's Policy, the insurance company issuing the Policy on the Participant's life (or on the lives of the Participant and the Participant's spouse, in the case of a Survivorship Policy) pursuant to the provisions of the Plan.

     2.19 Participant means an Eligible Executive who elects to participate in the Plan.

     2.20 Participant's Coverage Amount means the portion of the Policy's death benefit payable to the beneficiary(ies) of the Policy Owner as provided in Section 7.

     2.21 Plan Administrator means the Director, Human Resources and Senior Vice President, Eastman Kodak Company.

     2.22 Policy means the life insurance coverage acquired on the life of the Participant (or on the lives of the Participant and the Participant's spouse, in the case of a Survivorship Policy) by the Company.

     2.23 Policy Owner means the person or entity designated as owner on the application for the Policy, or the person or entity to which a Policy Owner assigns his or her interest in the Policy.

     2.24 Premium means, with respect to a Policy on the life of a Participant (or the lives of a Participant and a Participant's spouse, if the Policy is a Survivorship
           Policy), the amount the Company is obligated, pursuant to the terms of the Plan, to pay to the Insurer with respect to such Policy.

     2.25 Survivorship Policy means a Policy insuring the lives of the Participant and a Participant's spouse, with the death benefit payable at the death of the last survivor of the Participant and his or her spouse.

3.   Participation

     3.01 Eligibility. Any Eligible Executive shall be eligible to participate in the Plan. An Eligible Executive shall become a Participant by completing such forms, documents and procedures as specified by the Plan Administrator. The Participant (and, in the case of a Survivorship Policy, the Participant's spouse) shall cooperate with the Insurer by furnishing any and all information requested by the Insurer in order to facilitate the issuance of the Policy, including furnishing such medical information and taking such physical examinations as the Insurer may deem necessary. In the absence of such cooperation, the Company shall have no further obligation to the Participant to allow him or her to participate in the Plan.

     3.02 Election to Forego Compensation. As a condition of participating in the Plan, each Participant shall be required to make an election in which the Participant shall commit to forego the receipt of a specified amount of Compensation. The Participant shall make an election to forego Compensation by execution of an Enrollment and Election to Forego Compensation Form prior to the issuance of the Participant's Policy.

4.   Amount and Type of Coverage
     The amount and type of coverage provided under the Policy shall be that amount and type specified in the Agreement.

5.   Payment of Premiums

     5.01 Company Payments. The Company shall pay Premiums equal to the Compensation foregone by a Participant as provided in the Enrollment and Election to Forego Compensation Form. As nearly as is practical and except as otherwise provided in an Agreement, the amount and timing of the Premium payments shall correspond to the amount of foregone Compensation and the time at which the foregone Compensation would have been paid if not foregone. However, with respect to amounts foregone from the Eastman Kodak Company 1982 Executive Deferred Compensation Plan, a corresponding Premium shall be paid at the time the Policy is issued. Any premium paid within thirty (30) days of the time specified for payment shall be considered to be paid at the time specified for payment.

     5.02 Participant Payments. Unless otherwise provided in an Agreement, a Participant (or Policy Owner) shall not be required to pay any portion of the Premium due on the Policy. However, the Participant (or Policy Owner) may elect to pay a Policy premium in addition to the Premium amount paid by the Company.

6.   Policy Ownership

     6.01 Ownership. Except as otherwise provided in this Plan and related Agreement, the Policy Owner shall be the sole and exclusive owner of a Participant's Policy.

     6.02 Company's Rights. The Company shall not have any ownership rights in the Policy (except as provided in Section 8). The Company's rights shall be limited to: (1) the right to receive a portion of the Policy death benefit (as provided in Section 7a) in the event of the payment of the Policy death benefit while the Collateral Assignment is in effect with respect to the Policy; and, (2) the right to receive all of the proceeds of any surrender, withdrawal or loan processed while the Collateral Assignment is in effect, except as otherwise specified in the Agreement. In exchange for the Company's agreement to pay the Premiums described in Section 5.01 of the Plan and the Participant's Agreement, the Policy Owner shall execute a Collateral Assignment to the Company of the rights provided to the Company under this Plan and related Agreement.
          The Company shall have the right to direct the Policy Owner in writing to take any required action consistent with these rights, and upon the receipt of such written direction from the Company, the Policy Owner promptly shall take such action as is necessary to comply therewith. The Company shall have the right to assign any part or all of its interest in the Policy, subject to the Policy Owner's rights, and the terms and conditions of this Plan and related Agreement, to any person, entity or trust by the execution of a written instrument delivered to the Policy Owner.

     6.03 Prohibited Policy Transactions. Except as otherwise provided in the Agreement, the Policy Owner (including the Company, if the Company becomes the Policy Owner pursuant to Section 8) shall not borrow from, hypothecate, withdraw cash value from, surrender in whole or in part, cancel, or in any other manner encumber a Policy without the prior written consent of the Company (or without the prior written consent of the Former Policy Owner, if the Company is the Policy Owner).

     6.04 Investment of Policy Cash Values. If the Policy provides the Policy Owner with a choice of investment funds for the Policy cash values, and if the Company becomes the Policy Owner pursuant to
          Section 8, the Company shall thereafter invest the cash values in the funds selected by and in the proportions specified by the Former Policy Owner, unless otherwise specified in the Participant's Agreement. The Company agrees to submit an investment election to the Insurer within thirty (30) days after a written investment request is submitted to the Company by the Former Policy Owner or other person or entity designated in the Participant's Agreement.

     6.05 Possession of Policy. The Policy Owner shall maintain possession of the Policy.

7.  Death Benefit
    Upon the death of the Participant (or the death of the survivor of the Participant and the Participant's spouse, if the Policy is a Survivorship Policy), the death benefit under the Policy shall be divided as follows:

     a. The Company shall be entitled to receive as the Company Death Benefit an amount equal to the greater of: (i) the Policy cash accumulation value immediately prior to the death of the Participant (or the death of the survivor of the Participant and the Participant's spouse, if the Policy is a Survivorship Policy) and before any surrender charges; or (ii) the cumulative Premiums paid by the Company under the Policy. If the Policy provides for a death benefit equal to the sum of the face amount of the Policy and any cash account or accumulation value, any Company Death Benefit should first be paid from the cash account or accumulation value portion of the death benefit.

     b. The beneficiary(ies) of the Policy Owner shall be entitled to receive the Participant's Coverage Amount, which shall consist of the excess, if any, of the Policy death benefit over the Company Death Benefit.

8.   Alternative Death Benefit Election

     8.01 Alternative Death Benefit Election.  The Alternative Death
          Benefit Election provided for in this Section may be made or revoked by the person or persons designated as the Elector in the Participant's Agreement. If no such person is designated in the Agreement, or if no designated person is living and able to make the election, the election may be made or revoked by the Policy Owner (or Former Policy Owner, if the Company becomes the Policy Owner). Any such election shall be filed with the Plan Administrator in such form as may be prescribed by the Plan Administrator. When an Alternative Death Benefit Election is made, the Policy Owner shall immediately transfer the ownership of the Policy to the Company, and the Company shall be designated as beneficiary to receive the entire Policy death benefit. In addition, using a form provided by the Plan Administrator, the Former
          Policy Owner shall designate a beneficiary to receive the Alternative Death Benefit.
          The Elector may revoke the Alternative Death Benefit Election. In the event of such a revocation, the Company shall continue to be the Policy Owner and shall, by endorsement filed with the Insurer, provide the Former Policy Owner the right to designate a beneficiary of an amount of Policy death benefit equal to the Participant's Coverage Amount. The revocation of an Alternative Death Benefit

          Election shall not preclude an Elector (or other eligible party) from making a later Alternative Death Benefit Election (or from revoking such later election).
          An Alternative Death Benefit Election (or an election to revoke such an election) shall be effective when any necessary documentation is submitted to and accepted by the Insurer. The Policy Owner (or Former Policy Owner, if applicable) and the Company will promptly submit any required forms or documents to the Insurer when an Alternative Death Benefit Election is made or revoked.

     8.02 Payment of Benefit. The Alternative Death Benefit shall be paid by the Company from the general funds of the Company, and shall not constitute an insurance benefit. It shall be paid by the Company to the Former Policy Owner's beneficiary(ies) no later than thirty (30) days after the Company receives the Policy death benefit. The amount of the payment shall be equal to the Alternative Death Benefit Amount. As long as an Alternative Death Benefit Election is in effect, the beneficiary(ies) of the Former Policy Owner shall receive only the Alternative Death Benefit, and shall not be entitled to receive any portion of any death benefits that would become payable under the Participant's Policy.

9.   Election to Reduce Policy Face Amount
     The Policy Owner (except the Company, if the Company becomes a Policy Owner) or, if applicable, the Former Policy Owner, may elect to reduce the Policy face amount, except that the Policy face amount shall not be reduced to an amount less than the total of the Policy Premiums paid or to be paid by the Company pursuant to the Participant's Agreement. If the Company is the Policy Owner, then, within sixty (60) days of receipt of a written request from the Former Policy Owner, the Company shall complete and submit the necessary forms to the Insurer to reduce the Policy face amount in accordance with the Former Policy Owner's request.

10.  Company Default

    10.01 Company Default. A Company Default shall be deemed to have occurred with respect to a Policy if the Company fails to pay a Premium on the Policy as required under the terms of the Agreement within sixty (60) days after the due date for such Premium, or if the Company processes or attempts to process a policy loan, or a complete or partial surrender, or a cash value withdrawal without prior written approval from the Policy Owner (or Former Policy Owner, if applicable).

    10.02 Rights upon Company Default.  In the event of a Company
          Default as described in Section 10.01, the Policy Owner (or Former Policy Owner, if applicable) shall have the right to require the Company to cure the Company Default by notifying the Company in writing within sixty (60) days after the Company Default occurs, or if later, within thirty (30) days after the Policy Owner (or Former Policy Owner) becomes aware of the Company Default. If the Company fails to cure the Company Default within sixty (60) days after being notified by the Policy Owner (or Former Policy Owner) of the Company Default, the Policy Owner (or Former Policy Owner) shall have the right to require the Company to transfer its interest in the Participant's Policy to the Policy Owner (or Former Policy Owner). The Policy Owner (or Former Policy Owner) may exercise this right by notifying the Company, in writing, within sixty (60) days after the end of the period given to the Company to cure the Company Default pursuant to the preceding sentence. Upon receipt of such notice, the Company shall immediately transfer its rights in the Policy to the Policy Owner (or Former Policy Owner), either by a release of the Collateral Assignment, or by a transfer of ownership if the Company is the Policy Owner, and the Company shall thereafter have no rights with respect to such Policy. A Policy Owner's (or Former Policy Owner's) failure to exercise its rights under this Section shall not be deemed to release the Company from any of its obligations under the Plan, and shall not preclude the Policy Owner (or Former Policy Owner) from seeking other remedies with respect to the Company Default. Also, a Policy Owner's (or Former Policy Owner's) failure to exercise its rights under this Section will not preclude the Policy Owner (or Former Policy Owner) from exercising such rights upon a later Company Default.

11.  Governing Laws and Notices

    11.01 Governing Law. This Plan shall be governed by and construed in accordance with the substantive law of New York without giving effect to the choice of law rules of New York.

    11.02 Notices. All notices hereunder shall be in writing and sent by first class mail with postage prepaid. Any notice to the Company shall be addressed to the attention of the Director, Human Resources and Senior Vice President, Eastman Kodak Company at the principal office of the Company at 343 State Street, Rochester, NY 14650. A copy of any notice to the Company should be sent at the same time and in the same manner to the Company's General Counsel at the same address. Any notice to the Participant (or other Policy Owner or Former Policy Owner) shall be addressed to the Participant

          (or other Policy Owner or Former Policy Owner) at the address following such party's signature on his or her Agreement. Any party may change its address by giving written notice of such change to the other party pursuant to this Section.
12.  Miscellaneous Provisions

    12.01 No Contract of Employment. This Plan and any Agreement executed hereunder shall not be deemed to constitute a contract of employment between an Eligible Executive and the Company, or a Participant and the Company, nor shall any provision restrict the right of the Company to discharge an Eligible Executive or Participant, or to restrict the right of an Eligible Executive or Participant to terminate employment with the Company.

    12.02 Gender. The masculine pronoun includes the feminine and the singular includes the plural where appropriate for valid construction.

    12.03 Cooperation With Insurer. In order to be eligible to participate in this Plan, the Participant (and, in the case of a Survivorship Policy, the Participant's spouse) shall cooperate with the Insurer by furnishing any and all information requested by the Insurer in order to facilitate the issuance of the policy, including furnishing such medical information and taking such physical examinations as the Insurer may deem necessary. In the absence of such cooperation, the Company shall have no further obligation to the Participant to allow him or her to participate in the Plan.

    12.04 Cancellation of Policy. If the Insurer cancels the Participant's Policy pursuant to Policy provisions related to the suicide of the Participant (or the Participant's spouse, if the Policy is a Survivorship Policy), a material misstatement of information, nondisclosure of medical information, or any other Policy provision, then no benefits shall be payable to the beneficiary(ies) of such Participant (or other Policy Owner, or Former Policy Owner, where applicable). In such case, the Participant's election to forego Compensation which has not yet become payable shall be void. Also, the Company shall pay to the Participant (or the Participant's estate, if the Participant has died) an amount equal to the Compensation already foregone by the Participant in accordance with the Participant's election under Section
          3.02 plus any amounts paid by the Participant or other Policy Owner or Former Policy Owner under Section 5.02, or, if less, the amount the Company receives from the Insurer upon cancellation of the Participant's Policy.

    12.05 Inconsistent Terms. In the event of any inconsistency between the terms of this Plan as described herein and the terms of any Policy purchased hereunder or any related Agreement, the terms of such Policy or Agreement shall be controlling as to that Participant, or his or her Policy Owner or Former Policy Owner, if other than the Participant, his successor-in-interest (if any) and his or her beneficiary or beneficiaries.

13.  Amendment, Termination, Administration, and Successors

    13.01 Amendment/Termination. The Committee may amend, modify or terminate the Plan at any time, but any such amendment, modification or termination will not affect the rights of any Participant, Policy Owner or Former Policy Owner under any Agreement entered into with the Company prior to the date of such amendment, modification or termination without the Participant's, Policy Owner's or Former Policy Owner's written consent.

    13.02 Administration. This Plan shall be administered by the Plan Administrator. The Plan Administrator shall have the authority to make, amend, interpret, and enforce all rules and regulations for the administration of the Plan and decide or resolve any and all questions, including interpretations of the Plan, as may arise in connection with the Plan in the Plan Administrator's sole discretion. In the administration of this Plan, the Plan Administrator from time to time may employ agents and delegate to them or to others (including Eligible Executives) such administrative duties as it sees fit. The Plan Administrator from time to time may consult with counsel, who may be counsel to the Company. The decision or action of the Plan Administrator (or its designee) with respect to any question arising out of or in connection with the administration, interpretation and application of this Plan shall be final and conclusive and binding upon all persons having any interest in the Plan.

    13.03 Delegation. The Plan Administrator may allocate or delegate all or any of his or her responsibilities or powers under the Plan to any persons or persons selected by the Plan Administrator provided any such delegation be in writing. In addition, the Company may allocate or delegate all or any of its responsibilities or powers under the Plan to any person or persons selected by the Company provided any such delegation be in writing.

    13.04 Successors. The terms and conditions of this Plan shall inure to the benefit of and bind the Company, the Participant and the Policy Owner, as well as their successors, assigns, and representatives. The Company shall have the right to absolutely and irrevocably assign its rights, title and interest in a Policy without the consent of the Participant or Policy Owner.

14.  Claims Procedure

     Any controversy or claim arising out of or relating to this Plan shall be filed with the Plan Administrator or its designee which shall make all determinations concerning such claim. Any decision by the Plan Administrator denying such claim shall be in writing and shall be delivered to all parties in interest in accordance with the notice provisions of Section 11.02 herein. Such decision shall set forth the reasons for denial in plain language. Pertinent provisions of the Plan shall be cited and, where appropriate, an explanation as to how the claimant can perfect the claim will be provided. This notice of denial of benefits will be provided within ninety (90) days of the Plan Administrator's receipt of the claim for benefits. If the Plan Administrator fails to notify the claimant of its decision regarding the claim, the claim shall be considered denied, and the claimant then shall be permitted to proceed with an appeal as provided for in this Section.

     A claimant who has been completely or partially denied a benefit shall be entitled to appeal this denial of his or her claim by filing a written statement of his or her position with the Plan Administrator no later than sixty (60) days after receipt of the written notification of such denial. The Plan Administrator shall schedule an opportunity for a full and fair review of the issue within thirty (30) days of receipt of the appeal. The decision on review shall set forth specific reasons for the decision, and shall cite specific references to the pertinent Plan provisions on which the decision is based.
     Following the review of any additional information submitted by the claimant, either through the hearing process or otherwise, the Plan Administrator shall render a decision on the review of the denied claim in the following manner:

     a. The Plan Administrator shall make its decision regarding the merits of the denied claim within sixty (60) days following receipt of the request for review (or within 120 days after such receipt, in a case where there are special circumstances requiring extension of time for reviewing the appealed claim). The Plan Administrator shall deliver the decision to the claimant in writing. If an extension of time for reviewing the appealed claim is required because of special circumstances, written notice of the extension shall be furnished to the claimant prior to the commencement of the extension. If the decision on review is not furnished within the prescribed time, the claim shall be deemed denied on review.

     b. The decision on review shall set forth specific reasons for the decision, and shall cite specific references to the pertinent Plan provisions on which the decision is based.

                                                             Exhibit (10) V.

June 19, 1997


Mr. Robert J. Keegan
485 West California Blvd.
Pasadena, California  91105


Dear Bob:


I am pleased to provide you with an offer to be reemployed with Eastman Kodak Company (Kodak) as President, Kodak Professional. This letter will confirm the terms and conditions of our offer and your reemployment by Kodak.


1.   Position.

Your position will be President, Kodak Professional, reporting to Daniel A. Carp, President and Chief Operating Officer, in his Chief Operating Officer role. Upon your reemployment, we will recommend to the Board of Directors that you be elected to a corporate vice president position.


2.   Reemployment Date.

You will commence your reemployment with Kodak on July 1, 1997.


3.   Compensation.

     A.   Base Salary. Your annual base salary will be $340,000.

     B. MVCP. You will be a participant in Kodak's Management Variable Compensation Plan (MVCP) with an annual target award of 50% of your base salary. For purposes of the 1997 plan year, any award payable to you will be prorated based on your length of service with Kodak during such year.

     C. Wage Dividend. You shall be eligible to participate in the Wage Dividend Plan. If awards are granted under the Wage Dividend Plan for the 1997 Performance Period, your award (per the terms of the Plan) will be paid in the form of nonqualified stock options to acquire Kodak common stock and be based upon your participating earnings for the 1997 Performance Period.

     D. Performance Share Program. Immediately upon your reemployment with Kodak, Kodak management will recommend to the Executive Compensation and Development Committee of Kodak's Board of Directors that you be named as a participant in the Performance Stock Program under the Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan (the "Omnibus Plan") for purposes of the 1995-1997, 1996-1998, and 1997-1999 Performance Cycles. Under the
          terms of the Performance Stock Program, to the extent awards are paid for a Performance Cycle, newly eligible participants are entitled to a pro-rata "Target Award," as that term is defined in the Omnibus Plan, based on the number of months he or she was eligible to participate in the program for such cycle. Given your wage grade, your Target Award for a Performance Cycle under the Performance Stock Program will be 3,625 shares of restricted Kodak common stock.

     E. Stock Option Program. You will be eligible to participate in Kodak's Stock Option Program under the Omnibus Plan. Grants are typically made in the Spring of each year. If awards are granted for the 1998 calendar year, it is anticipated that you would be eligible for a stock option grant of approximately 23,000 shares. Individual awards under the program are, however, wholly within the discretion of the Executive Compensation and Development Committee of the Board of Directors and, if made, are a function of a participant's attainment of established performance criteria which includes business unit performance as well as individual performance.

     F. 1982 Eastman Kodak Company Executive Deferred Compensation Plan. Immediately upon your reemployment with Kodak, you will be eligible to participate in the 1982 Eastman Kodak Company Executive Deferred Compensation Plan. However, in order to defer any compensation earned for the remainder of 1997, you must file a written election within ten (10) business days of the date of your reemployment.


4.   Stock Option Award.

Upon your employment, Kodak will propose that the Executive Compensation and Development Committee of the Board (the "Compensation Committee") grant to you a one-time grant of 18,000 non-qualified stock options. These options will be issued to you under the terms of the 1995 Omnibus Plan. The options shall provide for an exercise price equal to the fair market value of Kodak common stock on the date of the options' grant and a term of 10 years. The options shall vest in thirty three and one third percent (33 1/3%) consecutive annual installments starting one year from the date of grant.
If your employment terminates for any reason other than a "Permitted Reason," as determined by the CEO in the exercise of his sole discretion, during the one year period following the date of grant, you shall immediately forfeit all of the options. Thereafter, so long as these options remain unvested, they shall be subject to forfeiture in the event of your termination of employment for any reason other than death, "Disability," or an "Approved Reason," as those terms are defined under the terms of the 1995 Omnibus Plan.


5.   Signing Bonus.

Upon your reemployment by Kodak, we will pay you a $42,500 gross cash signing bonus, subject to all federal, state, and FICA withholdings, which will be paid within 30 days of your start date.

This cash signing bonus will not be "benefits bearing." In other words, the amount will not be taken into account or considered for any reason for purposes of determining any company provided benefits or compensation to which you may become eligible, including by way of illustration and not by way of limitation, the wage dividend or any pension or other retirement benefit.


6.   Benefits.

Under Kodak's flexible benefit program, immediately upon your reemployment you will be eligible to elect, subject to the applicable plan's terms and conditions, health care coverage, long-term disability coverage, life insurance coverage and long term care coverage. Upon your reemployment, you will also be eligible for Kodak paid and provided personal financial counseling and personal umbrella liability insurance, as well as coverage under the company's Short Term Disability Plan and Executive Health Management Plan.

Immediately upon your reemployment, you will be eligible to participate in the Eastman Kodak Employees' Savings and Investment Plan ("SIP"). You will be eligible to make rollover deferrals to SIP from other qualified plans within two years from the date of your hire.


7.   Pension.

     A. Kodak agrees to enhance the benefits you may become entitled to under the Kodak Retirement Income Plan ("KRIP"), Kodak Unfunded Retirement Income Plan ("KURIP"), and the Kodak Excess Retirement Income Plan ("KERIP") by virtue of your service following your reemployment with Kodak (hereinafter collectively referred to as the "Retirement Benefit"). Assuming you satisfy the conditions of Subsection B below, and subject to the offset provision in Subsection C below, Kodak agrees upon your retirement under the terms of KRIP to calculate your Retirement Benefit based on the following deemed service in addition to any actual service you earn subsequent to your reemployment with Kodak; (i) your service with Kodak from October 4, 1971 until August 27, 1995; and (ii) an additional 1 year and 8 months for the period you were employed by Avery. Notwithstanding the preceding, this crediting of deemed service shall apply solely for purposes of establishing: (i) your "Vesting Service"; (ii) the total amount of "Accrued Service" used to calculate your Retirement Benefit; and (iii) your "Total Service" for purposes of determining the applicability of any early retirement reduction factor used to compute your Retirement Benefit. It is not intended to enhance any other Kodak benefit or compensation to which you may become entitled.

     B. In order to receive the enhanced Retirement Benefit described in Subsection A above, you must, absent termination by Kodak for a reason other than "Cause," as defined in Section 11, remain continuously employed by Kodak until August 1, 2002. In other words, if, prior to August 1, 2002, either you terminate your employment for any reason or Kodak terminates your employment for "Cause", you will not be entitled to receive the benefit described in Subsection A above.

     C. The enhanced Retirement Benefit provided under Subsection A, calculated in the form of a straight life annuity payable monthly pursuant to the terms of KRIP, shall be offset by $7,792.00 per month, i.e., the actuarially computed equivalent value, expressed in the form of a straight life annuity payable monthly, of the lump sum payment you received under KRIP, KURIP and KERIP upon your termination from Kodak on August 27, 1995.

     D. The amount of the benefit, if any, payable to you under Subsection A above shall: (i) be paid out of Kodak's general assets, not under KRIP; (ii) not be funded in any manner; (iii) be included in your gross income as ordinary income, subject to all income and payroll tax withholdings required to be made under applicable laws; (iv) not be grossed up or given any other special tax treatment by Kodak; and (v) paid in such form(s) as Kodak in its discretion determines.

8.   Pre-Retirement Income Benefit.

     A. Kodak agrees to enhance your Pre-retirement Survivor Income Benefit (Pre-retirement SIB) Coverage under KRIP, KURIP and KERIP. Assuming you satisfy the conditions of Subsection B below, the amount of your Pre-retirement SIB coverage shall be calculated pursuant to Section 10.03(e) of KRIP; except, however, that for purposes of Step 1, your "Accrued Benefit" shall be calculated by taking into account an additional 1 year and 8 months for the period you were employed by Avery.

     B. In order to receive the enhanced Pre-retirement SIB benefit described in Subsection A above, you must, absent termination by Kodak for a reason other than "Cause," as defined in Section 11, remain continuously employed by Kodak until August 1, 2002. In other words, if, prior to August 1, 2002, either you terminate your employment for any reason or Kodak terminates your employment for "Cause", you will not be entitled to receive the benefit described in Subsection A above.

     C. The amount of the benefit, if any, payable under this Section 8 shall: (i) be paid out of Kodak's general assets, not under KRIP:
          (ii) not be funded in any manner; (iii) be included in gross income as ordinary income, subject to all income and payroll tax withholdings required to be made under applicable laws; and (iv) not be grossed up or given any other special tax treatment by Kodak.


9.   Retiree Health and Dental Coverage.

     A. Assuming you satisfy the conditions of Subsection B below, Kodak agrees to credit you with an additional 1 year and 8 months for the period you were employed by Avery for purposes of determining any company contribution towards the coverage you may be eligible for during your retirement under Kodak Medical Assistance Plan ("Kmed") and the Kodak Dental Assistance Plan ("Kdent"). Your company contribution under each such plan is, however, subject to reduction or termination at any time and from time to time by Kodak to the extent such reduction or termination results or is otherwise caused by Kodak's exercise of its right to amend, suspend or terminate Kmed or Kdent. Furthermore, the health and dental coverages for which you may be eligible for under Kmed and Kdent are subject to amendment, suspension, or termination at any time and from time to time by Kodak to the extent Kodak exercises its right to amend, suspend, or terminate Kmed or Kdent. In the event of such action, Kodak shall be under no obligation to provide replacement or substitute coverage.

     B. In order to receive the crediting of service described in Subsection A above, you must, absent termination by Kodak for a reason other than "Cause," as defined in Section 11, remain continuously employed by Kodak until August 1, 2002. In other words, if, prior to August 1, 2002, either you terminate your employment for any reason or Kodak terminates your employment for "Cause", you will not be entitled to receive the benefit described in Subsection A above.


10.  Employee Benefit Plan and Definitions.

     A. Employee Benefit Plan. Although it is Kodak's belief that the terms of Sections 7, 8 and 9 do not constitute an "employee benefit plan" under Section 3(3) of the Employee Retirement Income Security Act of 1974 ("ERISA"), in the event such terms are held to be an "employee benefit plan," Kodak's Senior Vice President and Director, Human Resources shall be the plan administrator of the plan. The plan administrator shall have total and exclusive responsibility to control, operate, manage and administer the plan in accordance with its terms and all the authority that may be necessary of helpful to enable him/her to discharge his/her responsibilities with respect to the plan. Without limiting the generality of the preceding sentence, the plan administrator shall have the exclusive right to: interpret the plan, decide all questions concerning eligibility for and the amount of benefits payable under the plan, construe any ambiguous provision of the plan, correct any default, supply any omission, reconcile any inconsistency, and decide all questions arising in the administration, interpretation and application of the plan. The plan administrator shall have full discretionary authority in all matters related to the discharge of his/her responsibilities and the exercise of his/her authority under the plan, including, without limitation, his/her construction of the terms of the plan and his/her determination of eligibility for benefits under the plan. It is the intent of the plan, as well as both parties hereto, that the decisions of the plan administrator and his/her action with respect to the plan shall be final and binding upon all persons having or claiming to have any right or interest in or under the plan and that no such decision or actions shall be modified upon judicial review unless such decision or action is proven to be arbitrary or capricious.

     B. Definitions. Any defined term used in Sections 7, 8, 9 and 10, other than those specifically defined therein, shall have the same meaning for purposes of this letter as that ascribed to it under KRIP.

11.  Severance.

     A. In General. If during the first three (3) years of your reemployment, Kodak terminates your employment for reasons other than "Cause" or "Disability," as those terms are defined below, you shall receive the severance allowance described in Subsection B below and management will recommend that your termination be treated as an "Approved Reason" in accordance with the terms of Subsection C below.

     B. Severance Allowance. Kodak will pay you, subject to your continued satisfaction of the terms of the Employees' Agreement referenced in Section 15 below, a severance allowance equal to one and one half (1 1/2) times your then-current annual base salary plus your then-current target annual incentive award under MVCP. The severance allowance will be paid in equal consecutive bi-monthly payments over the eighteen month period commencing on the date of your termination of employment.

          This severance allowance shall be paid to you in lieu of any other severance benefit, payment or allowance that you would otherwise be eligible for, except any benefits payable to you under Kodak's Termination Allowance Plan ("TAP") or any successor plan thereto. To the extent, however, you are eligible for a severance benefit under TAP (or any successor plan), the benefits payable to you under this Section 11 shall be reduced by the amount of such severance benefit. In no event shall any of this severance allowance be "benefits bearing." In other words, the amount of this allowance will not be taken into account, or considered for any reason, for purposes of determining any company provided benefits or compensation to which you may become eligible, including by way of illustration and not by way of limitation, the wage dividend. Kodak shall withhold from this severance allowance all income, payroll and employment taxes required by applicable law or regulation to be withheld.

          In the event you breach any of the terms of the Employee's Agreement, in addition to and not in lieu of, any other remedies that Kodak may pursue against you, no further severance allowance payments will be made to your pursuant to this Section 11 and you agree to immediately repay to Kodak all moneys previously paid to you pursuant to this Section.

     C. Approved Reason. For purposes of any stock options granted to you under the Omnibus Plan or any successor plans thereto, management will recommend to the Executive Compensation and Development Committee of the Board of Directors that your termination be treated as an "Approved Reason."

     D.   Cause. For purposes of this Section 11, "Cause" shall mean:

          i. your continued failure, for a period of at least 30 calendar days following a written warning, to perform your regularly assigned duties; or

          ii. your failure to follow a lawful written directive of the Chief Executive Officer or your supervisor; or

          iii. your willful violation of any material rule, regulation, or policy that may be established from time to time for the conduct of Kodak's business; or

          iv. your unlawful possession, use or sale of narcotics or other controlled substances, or, performing job duties while illegally used controlled substances are present in your system; or

          v. any act of omission or commission by you in the scope of our employment (a) which results in the assessment of a civil or criminal penalty against you or Kodak, or (b) which in the reasonable judgment of your supervisor could result in a material violation of any foreign or U.S. federal, state or local law or regulation having the force of law; or

          vi. your conviction of or plea of guilty or no contest to any crime involving moral turpitude; or

          vii. any intentional misrepresentation of a material fact to, or concealment of a material fact from, your supervisor or any other person in Kodak to whom you have a reporting relationship in any capacity.

     E. Disability. For purposes of this Plan, the term "Disability" means disability under the terms of the Kodak Long-Term Disability Plan.


12.  Relocation.

     A. In General. Upon your reemployment with Kodak, you will be eligible for Kodak's Enhanced Relocation Program for new hires as modified by the terms of this Section 12. To the extent there is an inconsistency between the terms of this Section 12 and the Enhanced Relocation Program for new hires, the terms of this
          Section 12 will control. In order to receive any of the benefits under Kodak's Enhanced Relocation Program for new hires or this
          Section 12, you will be required to comply with the requirements of the Enhanced Relocation Program for new hires.

     B. Pasadena Residence. It is understood that your current personal residence is 485 West California Boulevard, Pasadena, California (the "Pasadena Residence"). We also understand that your wife and daughter will maintain their primary residence in the Pasadena Residence until approximately June of 1998. Accordingly, it is recognized that you will not be marketing the Pasadena Residence for sale until shortly before such time.

     C. Protected Value. If as a result of your reasonably diligent and good faith efforts, you are unable to obtain a bona fide offer for your Pasadena Residence for a gross selling price equal to or greater than $1,200,000.00, Kodak agrees, subject to your satisfaction of the conditions described in this Section 12, to pay you an amount equal to the difference between $1,200,000.00 and the gross selling price you actually receive upon the sale of the Pasadena Residence. To the extent such amount is determined by Kodak to be taxable income to you, no special tax treatment will be afforded to you by Kodak with regards to such payment and Kodak shall withhold from the payment all applicable income and payroll taxes.

     D. Conditions. In order to receive the benefit described in Section 12(C) above, you must be employed by Kodak at the time of the sale of your Pasadena Residence. In addition, you must maintain the Pasadena residence in reasonable condition, ordinary wear and tear excepted. Also, you agree to keep the Pasadena Residence insured against risk of loss or damage by fire and other casualties customarily insured against with a standard extended coverage endorsement, such insurance to be in an amount not less than the full replacement value of the Pasadena Residence. You will bear the risk of loss for any casualty until transfer of title. In the event of a partial casualty loss to the Pasadena Residence, you will be required to promptly repair any damage suffered by the property. In the event of a total casualty loss, Kodak's liability under Section 12(C) will be limited to the difference, if any, between $1,200,000.00 and the Fair Market Value of the Pasadena Residence immediately prior to the total casualty. The process described in Section 12(E) below shall be used to determine the Fair Market Value of the Pasadena Residence prior to the total casualty.

     E. Fair Market Value. The "Fair Market Value" of the Pasadena Residence immediately prior to a total casualty will be determined by the result of two appraisals obtained from appraisers who have not appraised the Pasadena Residence within the past 12 months. You may choose the two appraisers from Prudential Relocation's list of approved appraisers under the Kodak Relocation Program.
          Do not order the appraisals directly. Indicate your choice of appraisers to the Relocation Counselor assigned to you by Kodak who will in turn order the appraisals. Once the results of the two appraisals are received, the Fair Market Value will be determined by averaging the two appraisals. If, however, the two appraisals vary in dollar amount by more that 5% of the higher appraisal, you will have the option of requesting that a third appraisal be performed. The third appraisal will be performed by an appraiser selected by you from Prudential Relocation's list of approved appraisers under the Kodak Relocation Program. Once this third appraisal is completed, the two closest appraisals will be averaged to determine the Fair Market Value. If you decide not to have a third appraisal performed, the first two appraisals will be averaged to determine the Fair Market Value.

     F. Protection Against Loss Program. You will be ineligible for the Protection Against Loss Program under the Enhanced Relocation Program for new hires.

     G. Temporary Housing. To assist you in finding a permanent residence in the Rochester, New York area, Kodak agrees to reimburse you for your temporary housing expenses. More specifically, for a twelve
          (12) month period commencing on your start date, Kodak agrees to reimburse you for your temporary housing expenses up to a maximum dollar amount of $1,500 per month. These expenses must be incurred for temporary housing in the Rochester, New York area. Proper documentation of these expenses will be required in accordance with the terms of Kodak's relocation program. To the extent you are subject to Federal or state income tax on these expense reimbursements, Kodak will "gross-up" the reimbursements so that after such taxes are incurred by you, you shall receive a net payment equal to the amount of the expense. The amount of any such "gross-up" shall not be included in the calculation of the $1,500 per month limit.

13.  Physical Exam, Drug Test and INS.

In accordance with Kodak policy, a reemployment physical examination must be conducted. As a part of the pre-employment exam, you will be screened for the use of chemical substances. This offer is contingent on a negative drug screen result. The drug screen and physical exam will be at Kodak expense. You will be contacted shortly to make those arrangements.

Kodak is required by Immigration and Naturalization Service and Federal Law to verify identity and authorization to work of all prospective employees. Upon acceptance of Kodak's offer, you will receive information which outlines fully the details of this requirement. Inability to comply with these requirements will cause rescission of this conditional offer.


14.  Confidentiality.

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

During your reemployment with Kodak, we would expect that you will keep in mind the Confidential Information and inform us if you believe that any duties or responsibilities to which you are assigned will involve its use or disclosure. I am available at any time to discuss questions which might arise in this regard. All such discussions you may have with me or anyone at Kodak in this regard should refer to the Confidential Information only in general terms so as to avoid disclosure of the information you believe to be confidential.


15.  Employee's Agreement.

Attached is a copy of the Kodak Employee's Agreement which you must sign and return to me upon your acceptance of this conditional offer.

16.  Miscellaneous.

     A. Merger. By accepting this conditional offer of reemployment, you agree and acknowledge that this letter contains the entire understanding between Kodak and yourself with respect to your reemployment and supersedes any and all previous written or oral negotiations, commitments, and agreements with respect to such subject matter.

     B. At Will. Please also keep in mind that, regardless of any provision contained in this letter to the contrary, your reemployment with Kodak is "at will". That is, you are free to terminate your employment at any time, for any reason, and Kodak is free to do the same.

     C. Confidentiality. You will agree to keep the existence of this letter confidential except that you may review it with your attorney, financial advisor and/or spouse and with me or my designee.

     D. Unenforceability. If any portion of this letter is deemed to be void or unenforceable by a court of competent jurisdiction, the remaining portions will remain in full force and effect to the maximum extent allowed by law. The parties intend and desire that each portion of this letter be given the maximum possible effect allowed by law.

     E. Headings. The heading of the several sections of this letter have been prepared for convenience and reference only and shall not control, affect the meaning, or be taken as the interpretation of any provision of this letter.

     F. Applicable Law. This letter, and its interpretation and application, will be governed and controlled by the laws of the State of New York.

     G. Employment. You are expected to devote your best efforts and all of your business time to the affairs of Kodak. You may, however, engage in any charitable, civic and community activities, provided, however, such activity(ies) do not conflict with Kodak's Business Conduct Guide or materially interfere with your duties or responsibilities.

     H. Survival. The rights, obligations and other terms of Sections 7, 8, 9, 10, 11, 14, 15 and 16 shall, to the extent applicable, survive your termination of employment, regardless of whether such termination is initiated by you or Kodak.

If you find the foregoing acceptable, please acknowledge this by signing your name on the signature line provided below and returning the signed original of this letter, along with the executed copy of the enclosed Employee's Agreement, directly to my attention within seven (7) days of your receipt of this letter.

                              Very truly yours,



                              Michael P. Morley


Accepted:



     Robert J. Keegan


Dated:

June 24, 1999


Robert J. Keegan
President, Consumer Imaging
and Senior Vice President
Eastman Kodak Company
343 State Street
Rochester, NY  14614

Re:  Amendment to June 19, 1997 Letter Agreement

Dear Bob:

By way of a letter agreement dated June 19, 1997 (the "June 19, 1997 Letter Agreement"), Eastman Kodak Company ("Kodak") entered into an agreement with you confirming the terms and conditions of your reemployment by Kodak. The purpose of this letter, which will become an agreement once both you and Kodak sign it, is to amend the June 19, 1997 Letter Agreement.

By way of background, under the terms of the June 19, 1997 Letter Agreement, Kodak agreed to provide you with several enhanced retirement benefits. The June 19, 1997 Letter Agreement provides, however, that you must remain continuously employed by Kodak until August 1, 2002 in order to receive these enhanced retirement benefits. This letter agreement deletes this precondition from the June 19, 1997 Letter Agreement. In this regard, you and Kodak agree to the following:

1.   Pension

Section 7 of the June 19, 1997 Letter Agreement entitled "Pension" is amended in its entirety to read as follows:

     7.   Pension.

     A. Kodak agrees to enhance the benefits you may become entitled to under the Kodak Retirement Income Plan ("KRIP"), Kodak Unfunded Retirement Income Plan ("KURIP"), and the Kodak Excess Retirement Income Plan ("KERIP") by virtue of your service following your reemployment with Kodak (hereinafter collectively referred to as the "Retirement Benefit"). Subject to the offset provision in Subsection B below, Kodak agrees upon your retirement under the terms of KRIP to calculate your Retirement Benefit based on the following deemed service in addition to any actual service you earn subsequent to your reemployment with Kodak: (i) your service with Kodak from October 4, 1971 until August 27, 1995; and (ii) an additional 1 year and 8 months for the period you were employed by Avery. Notwithstanding the preceding, this crediting of deemed service shall apply solely for purposes of establishing: (i) your "Vesting Service"; (ii) the total amount of "Accrued Service" used to calculate your Retirement Benefit; and (iii) your "Total Service" for purposes of determining the applicability of any early retirement reduction factor used to compute your Retirement Benefit. It is not intended to enhance any other Kodak benefit or compensation to which you may become entitled.

     B. The enhanced Retirement Benefit provided under Subsection A, calculated in the form of a straight life annuity payable monthly pursuant to the terms of KRIP, shall be offset by $7,792.00 per month, i.e., the actuarially computed equivalent value, expressed in the form of a straight life annuity payable monthly, of the lump sum payment you received under KRIP, KURIP and KERIP upon your termination from Kodak on August 27, 1995.

     C. The amount of the benefit, if any, payable to you under Subsection A above shall: (i) be paid out of Kodak's general assets, not under KRIP; (ii) not be funded in any manner; (iii) be included in your gross income as ordinary income, subject to all income and payroll tax withholdings required to be made under applicable laws; (iv) not be grossed up or given any other special tax treatment by Kodak; and (v) paid in such form(s) as Kodak in its discretion determines.

2.   Pre-Retirement Income Benefit

Section 8 of the June 19, 1997 Letter Agreement entitled "Pre-Retirement Income Benefit" is amended in its entirety to read as follows:

     8.   Pre-Retirement Income Benefit.

     A. Kodak agrees to enhance your Pre-Retirement Survivor Income Benefit (Pre-Retirement SIB) Coverage under KRIP, KURIP and KERIP. The amount of your Pre-retirement SIB coverage shall be calculated pursuant to Section 10.03(e) of KRIP; except, however, that for purposes of Step 1, your "Accrued Benefit" shall be calculated by taking into account an additional 1 year and 8 months for the period you were employed by Avery.

     B. The amount of the benefit, if any, payable under this Section 8 shall: (i) be paid out of Kodak's general assets, not under KRIP:
          (ii) not be funded in any manner; (iii) be included in gross income as ordinary income, subject to all income and payroll tax withholdings required to be made under applicable laws; and (iv) not be grossed up or given any other special tax treatment by Kodak.

3.   Retiree Health and Dental Coverage

Section 9 of the June 19, 1997 Letter Agreement is amended in its entirety to read as follows:

     9.   Retiree Health and Dental Coverage.

     Kodak agrees to credit you with an additional 1 year and 8 months for the period you were employed by Avery for purposes of determining any company contribution towards the coverage you may be eligible for during your retirement under Kodak Medical Assistance Plan ("Kmed") and the Kodak Dental Plan ("Kdent"). Your company contribution under each such plan is, however, subject to reduction or termination at any time and from time to time by Kodak to the extent such reduction or termination results or is otherwise caused by Kodak's exercise of its right to amend, suspend or terminate Kmed or Kdent. Furthermore, the health and dental coverages for which you may be eligible for under Kmed and Kdent are subject to amendment, suspension, or termination at any time and from time to time by Kodak to the extent Kodak exercises its right to amend, suspend, or terminate Kmed or Kdent. In the event of such action, Kodak shall be under no obligation to provide replacement or substitute coverage.

4.   Remaining Terms of June 19, 1997 Letter Agreement

All of the remaining terms of the June 19, 1997 Letter Agreement, to the extent they are not inconsistent with the terms of this letter agreement, will remain in full force and effect, without amendment or modification.


                           *         *         *


You agree that this letter agreement supersedes and replaces any and all agreements or understandings whether written or oral that you may have with Kodak concerning your employment by and retirement from Kodak; except, however, this letter does not supersede or replace your Eastman Kodak Company Employee's Agreement.

You agree to keep the existence of this letter agreement confidential except that you may review it with your financial advisor, attorney and/or spouse and with my designee or me.

Please keep in mind that, regardless of any provision contained in this letter agreement to the contrary, your employment with Kodak is "at will." That is, you are free to terminate your employment at any time, for any reason, and Kodak is free to do the same.

This letter agreement may be signed in counterparts with the same effect as if the signatures of each counterpart were upon a single document. All counterparts shall be deemed an original of this letter agreement.

Your signature below means that you accept the terms and conditions set forth in this letter agreement.

If you find the foregoing acceptable, please sign your name on the signature line provided below and return the original signed copy of this letter agreement directly to my attention within ten (10) days of the date of this letter agreement. Thank you.

                              Very truly yours,




                              Michael P. Morley




Signed:
          Robert J. Keegan


Dated:

                                                             Exhibit (10) W.

November 22, 1999


Daniel A. Carp
15 Sylvan Glenn
Fairport, NY  14450

Dear Dan:

This letter confirms changes in your employment with Eastman Kodak Company ("Kodak") in light of your recent appointment by the Board of Directors (the "Board") as President and Chief Executive Officer of Kodak. These changes will become effective January 1, 2000.

1.   Base Salary

Your new base salary will be at the rate of $1,000,000 per year.

2.   Management Variable Compensation Plan

Your target annual award under Kodak's Management Variable Compensation Plan ("MVCP") will be 105% of your base salary, making your new total targeted annual compensation $2,050,000.

3.   Stock Option Program

Your new target stock option award will be 100,000 non-qualified stock options to acquire Kodak common stock. As you are aware, your specific award under the program for a particular year is a function of your attainment of established performance criteria that include corporate, business unit and individual performance.

4.   Performance Stock Program

Effective with the 2000-2002 performance cycle, your new target award for a performance cycle under the Performance Stock Program will be 15,000 shares of restricted stock.

5.   Employee Benefit Plans

You will continue to be eligible to participate in all employee pension and welfare benefit plans made generally available by Kodak to its senior level executives or to its employees, as such plans may be in effect from time to time.

6.   Fringe Benefits

You will be entitled to participate in any of Kodak's executive fringe benefits in accordance with the terms and conditions of such arrangements as are in effect from time to time for Kodak's senior-level executives.

Kodak will, at its expense, make available to you and your spouse company aircraft for business and personal use at your discretion. It is recognized that some of your travel by company aircraft may be required for security purposes and, as such, will constitute business use of the aircraft. To the extent that income is imputed to you for either your or your spouse's use of the company aircraft, Kodak will pay you a "gross-up" payment so that after any federal, state and local income and payroll taxes are incurred by you, you will be in the same after-tax position assuming the value of the use of the company aircraft was not includible in your taxable income.

7.   Termination Without Cause

In the event your employment is terminated by Kodak without "Cause" for other than "Disability," as these terms are defined below, you will be entitled, subject to your satisfaction of the terms of this letter agreement, including, but not limited to, Section 10 below, to the following payments and benefits:

(a) MVCP. Kodak will pay you a prorated MVCP award for the year in which your termination of employment occurs based on performance for, and your service during, the year, payable at the same time the plan's other participants receive their awards for the year.

(b) Stock Options. You will be granted Approved Reason and Permitted Reason treatment for purposes of any stock options held by you on the date of your termination of employment; such options to vest in accordance with their terms.

(c) Restricted Stock. You will receive Approved Reason treatment for purposes of any shares of restricted Stock held by you on the date of your termination of employment.

(d) Performance Stock Program. Kodak will grant you Approved Reason treatment for purposes of all completed performance cycles under the Performance Stock Program and prorated awards for all pending performance cycles under such program based on performance for, and your service during, the performance cycle, payable at the same time the program's other participants receive their awards for the performance cycle.

(e) Severance. Kodak will pay you a severance allowance equal to 3 times your then base salary plus your then target MVCP award. The severance allowance will be paid, at your election, in any of the permitted payment forms provided for under the then existing terms of Kodak's Termination Allowance Plan ("TAP").

     To the extent you are eligible for any other severance, separation or termination benefit or payment of any kind under any Kodak plan, program or letter agreement, including by way of illustration and not by way of limitation, TAP and the Executive Protection Plan, the severance allowance will be reduced by the amount of such benefit or payment. Kodak will withhold from the severance allowance all income, payroll and employment taxes required by applicable law or regulation to be withheld. The severance allowance will not be "benefits bearing." In other words, the amount of the severance allowance will not be taken into account, nor considered for any reason, for purposes of determining any company provided benefits or compensation to which you are or may become eligible.

(f) Enhanced Pension. You will receive an enhanced pension benefit. More specifically, Kodak will credit you with additional years of deemed age to: (1) determine your eligibility for an "Early Retirement Benefit" under the Kodak Retirement Income Plan ("KRIP"), the Kodak Unfunded Retirement Income Plan ("KURIP") and the Kodak Excess Retirement Income Plan ("KERIP"); and (2) establish your "Total Service" for purposes of determining the applicability of any early retirement reduction factor contained in KRIP, KURIP or KERIP. This crediting of additional years of deemed age applies solely for these purposes and is not intended to enhance any other Kodak benefit or compensation to which you may become entitled, including, but not limited to, any survivor income benefit that may become payable under KRIP or any other company plan as a result of your death. For purposes of determining your eligibility for an Early Retirement Benefit under KRIP, KURIP, or KERIP, if at the time of your termination of employment you are less than age 55, you will be treated as if you were age 55. To determine your "Total Service," the amount of deemed age you will receive will depend on the time of your termination of employment. If your termination occurs prior to your 55th birthday, you will be treated as if you were age 55 for purposes of computing your "Total Service." If your termination occurs on or after your 55th birthday, but prior to your 60th birthday, you will be treated as if you were age 60 for purposes of computing you "Total Service."

     In order to receive the enhanced retirement benefit described above, you must file a timely election to remain in KRIP rather than Cash Balance Plus.

     The amount of the enhanced retirement benefit, if any, payable to you above will: (i) be paid in such form(s) as Kodak, in its discretion, determines; (ii) be paid out of Kodak's general assets, not under KRIP;
     (iii) not be funded in any manner; (iv) be included in your gross income as ordinary income, subject to all income and payroll tax withholding required to be made under all applicable laws; and (v) not be grossed up or be given any other special tax treatment by Kodak.

(g)  Forfeiture.  Payment of the payments and benefits under this
     Section 7 will be conditioned on your continuing compliance with the terms of your Eastman Kodak Company Employee's Agreement, this letter agreement and the release described in Section 10 below.

(h) Cause. For purposes of this letter agreement, "Cause" means: (i) your continuous failure for a period of at least ninety (90) calendar days following delivery to you of a written notification from the Board to bring the usual, customary and reasonable functions of your position to a satisfactory level; (ii) your failure to follow a lawful written directive of the Board; (iii) your willful violation of any material rule, regulation, or policy that may be established from time to time for the conduct of Kodak's business; (iv) your unlawful possession, use or sale of narcotics or other controlled substances, or performing job duties while illegally used controlled substances are present in your system; (v) any act of omission or commission by you in the scope of your employment (a) which results in the assessment of a civil or criminal penalty against you or Kodak, or (b) which in the reasonable judgment of the Board could result in a material violation of any foreign or U.S. federal, state or local law or regulation having the force of law; (vi) your conviction of or plea of guilty or no contest to any crime involving moral turpitude; (vii) any misrepresentation by you of a material fact to, or concealment of a material fact from, the Board; (viii) your material breach of this letter agreement, your Eastman Kodak Company Employee's Agreement or the Kodak Business Conduct Guide.

8.   Termination Due to Disability

(a) In General. In the event your employment is terminated by Kodak due to "Disability," as defined below, you will be entitled to the benefits to which you are then eligible under the terms of Kodak's benefit plans as then in effect. You will also be eligible, subject to your satisfaction of the terms of this letter agreement, including, but not limited to, Section 10 below, to the payments and benefits described in Sections 7(b) and 7(e) above, subject to adjustment as hereinafter provided. For purposes of determining the amount of the severance allowance to which you are eligible under Section 7(e), the amount of the severance allowance will be reduced by the present value of any benefits payable to you under the Kodak Long-Term Disability Plan or any successor plan thereto. For purposes of this calculation, the same actuarial assumptions that are then used to calculate a lump sum distribution under KRIP will be used to calculate the present value of any benefits payable to you under the Kodak Long-Term Disability Plan or any successor plan thereto.

(b) Disability. For purposes of this letter agreement, "Disability" means your inability to substantially perform your duties and responsibilities as Kodak's President and Chief Executive Officer for a period of 90 consecutive days as determined by an "approved medical doctor." For this purpose an "approved medical doctor" means a medical doctor selected by Kodak and you. If the parties cannot agree on a medical doctor, each party will select a medical doctor and the two doctors will select a third who will be the "approved medical doctor" for this purpose.

9.   Change in Control

Should you elect to participate in the Transition Plan of the Executive Severance Plan, Kodak agrees, upon your termination of employment, to provide you the benefit described in Section 7(f).

10.  Release

In order to receive the benefits described in Sections 8 and 9, you must, immediately prior to your termination of employment, sign an agreement and release in a form satisfactory to Kodak's Senior Vice President and Director, Human Resources in his or her sole discretion. The agreement and release will require that you release and discharge Kodak and its affiliated companies from any and all claims and liabilities arising prior to your termination of employment and any and all claims and liabilities arising after your termination of employment which relate to either your employment or termination of employment. In addition, the agreement and release will require you to adhere to certain post-employment obligations such as returning all company property, assisting in litigation, and refraining from soliciting employees and customers. In the event you either fail to sign the agreement and release or, once signed, make an effective revocation of the agreement and release, you will not be entitled to the benefits described in Sections 7 and 8.

11.  ERISA

To the extent the terms of this letter agreement constitute one or more "employee benefit plans" under Section 3(3) of the Employee Retirement Income Security Act of 1974 ("ERISA"), Kodak's Senior Vice President and Director, Human Resources shall be the plan administrator of the plan(s). The plan administrator shall have total and exclusive responsibility to control, operate, manage and administer the plan in accordance with its terms and all the authority that may be necessary or helpful to enable him/her to discharge his/her responsibilities with respect to the plan. Without limiting the generality of the preceding sentence, the plan administrator shall have the exclusive right to: interpret the plan, decide all questions concerning eligibility for and the amount of benefits payable under the plan, construe any ambiguous provision of the plan, correct any default, supply any omission, reconcile any inconsistency, and decide all questions arising in the administration, interpretation and application of the plan. The plan administrator shall have full discretionary authority in all matters related to the discharge of his/her responsibilities and the exercise of his/her authority under the plan, including, without limitation, his/her construction of the terms of the plan and his/her determination of eligibility for benefits under the plan. It is the intent of the plan, as well as both parties hereto, that the decisions of the plan administrator and his/her action with respect to the plan shall be final and binding upon all persons having or claiming to have any right or interest in or under the plan and that no such decision or actions shall be modified upon judicial review unless such decision or action is proven to be arbitrary or capricious.

12.  Miscellaneous

By accepting this letter agreement, you agree and acknowledge that this letter agreement contains the entire understanding between Kodak and yourself with respect to your employment by Kodak and termination of such employment and supersedes all previous written or oral negotiations, commitments, and agreements with respect to such subject matters. This letter agreement does not, however, supersede your Eastman Kodak Company Employee's Agreement.

Please also keep in mind that, regardless of any provision contained in this letter agreement to the contrary, your employment at Kodak is "at will". That is, you will be free to terminate your employment at any time, for any reason, and Kodak is free to do the same.

This letter agreement, and its interpretation and application, will be governed and controlled by the laws of the State of New York without giving effect to principles of conflicts of laws.

                           *         *         *

Should you have any questions regarding the terms of this letter, please contact Mike Morley. If you find the terms of this letter agreement acceptable, please acknowledge this by signing your name on the signature line provided below and returning the signed original of this letter directly to Mike's attention.

                              Very truly yours,



                              Richard S. Braddock



Signature:                          Date:
          Daniel A. Carp

                                                             Exhibit (10) X.


December 20, 1999


Mr. Robert H. Brust
7 Saint Davids Road
Saint Davids, PA  19087

Dear Robert:

We would like to extend an offer to you to join Eastman Kodak Company ("Kodak") as Chief Financial Officer and Executive Vice President, Eastman Kodak Company. We are confident that your professional talents will be a great asset to our company.

This letter outlines the compensation and benefits arrangements of your offer and employment with Kodak.

1.   Position

Your position will be Chief Financial Officer, Eastman Kodak Company. Upon your employment, we will recommend to the Board of Directors that you be elected an Executive Vice President, Eastman Kodak Company.

2.   Employment Date

You will commence your employment with Kodak on or before January 10, 2000.

3.   Base Salary

Your base salary will be at the rate of $500,000 per year.

4.   Management Variable Compensation Plan

You will be eligible to participate in Kodak's Management Variable Compensation Plan ("MVCP") with an annual target award of 72% of your base salary, making your total targeted annual compensation $860,000.

5.   Signing Bonus-Stock Option Award

Upon your employment, Kodak management will propose to the Executive Compensation and Development Committee of the Board of Directors of Kodak (the "Compensation Committee") that you be granted, as a signing bonus, a one-time grant of 50,000 non-qualified stock options (NQSOs). The NQSOs will be issued to you under the terms of the 2000 Omnibus Long-Term Compensation Plan (the "Omnibus Plan"). The NQSOs will vest 33 1/3% on each of the first three anniversaries of the date of grant.

If your employment terminates for any reason, other than a "Permitted Reason" as determined by the CEO, during the one-year period following the date of grant, you will immediately forfeit all of the NQSOs. Thereafter, so long as the NQSOs remain unvested, the unvested portion will be subject to forfeiture in the event of your termination of employment for any reason other than for death or for "Disability" or an "Approved Reason" as those terms are defined under the terms of the Omnibus Plan. The NQSOs will be granted for 10 years and have an exercise price equal to the mean between the high and low at which Eastman Kodak common stock trades on the New York Stock Exchange on the date of grant by the Compensation Committee.

6.   Replacement Stock Option Award

It is understood that as a result of your employment by Kodak, you will be forfeiting a number of stock options to acquire your current employer's common stock. If this occurs, Kodak management will recommend to the Compensation Committee that you be granted a one-time special grant of 150,000 NQSOs. If approved, the NQSOs will be issued to you under the Omnibus Plan under the same terms and conditions as those described in
Section 5 above, except, however, these NQSOs will vest 20% on each of the first five anniversaries of the date of grant.

7.   Signing Bonus-Restricted Stock Award

Upon your employment, Kodak management will recommend to the Compensation Committee that you be awarded a one-time grant under the Omnibus Plan of 11,625 shares of restricted Kodak Common Stock. All of the shares will vest on the fifth anniversary of the date of their grant. If your employment terminates for any reason, other than a "Permitted Reason" as determined by the CEO in the exercise of his sole discretion, during the one year period following the date of grant, you will immediately forfeit all of the shares. Thereafter, so long as these shares remain unvested, they will be subject to forfeiture in the event of your termination of employment for any reason other than for death or for "Disability" or an "Approved Reason," as those terms are defined under the terms of the Omnibus Plan.

8.   Stock Option Program

You will be eligible to participate in our Stock Option Program under the Omnibus Plan. Grants are typically made in the spring of each year. If awards are granted for the 2000 calendar year, it is anticipated that you would be eligible for a grant of approximately 28,000 NQSOs. Individual awards under the program are, however, wholly within the discretion of the Compensation Committee and, if made, are a function of a participant's attainment of established performance criteria which includes corporate, business unit and individual performance.

9.   Performance Stock Program

Upon your employment with Kodak, you will be named a participant in the Performance Stock Program under the Omnibus Plan for purposes of the 1998-2000, 1999-2001 and 2000-2002 Performance Cycles. Awards earned under the program are paid in the form of restricted shares of Kodak common stock.
The restrictions, which lapse at age 60, require continuous employment, noncompetition and nonalienation of awards. Newly eligible participants are eligible for a pro-rata "Target Award," as that term is defined in the Omnibus Plan, based on the number of months he or she was eligible to participate in the program for such cycle. Given your wage grade, your Target Award for a full Performance Cycle under the Performance Stock Program will be 5,250 shares of restricted Kodak common stock.

10.  Loan

We understand that as a result of accepting employment with Kodak, you will forfeit 75,000 restricted shares of your current employer's common stock.
If this occurs, Kodak will upon the commencement of your employment loan you $3,000,000. At the time of such loan, you will deliver to Kodak a five-year recourse note in the form of Exhibit A. The loan will accrue interest at the Applicable Federal Rate provided by the Internal Revenue Service in the most recent announcement preceding such loan. Twenty percent of the principal of and all accrued interest on such note will be forgiven on each of the first five anniversaries of the date of such loan. You will not, however, be entitled to forgiveness on any such anniversary date if you voluntarily terminate your employment or are terminated for "Cause," as defined below, on or prior to such anniversary date.

11.  Pension Benefits

     A. In General. Kodak agrees to enhance the retirement benefits you may become entitled to under Kodak's retirement plans. Assuming you satisfy the conditions of Section 11(B) below and subject to the offset provisions contained in Section 11(D) below, Kodak agrees upon your termination of employment to pay you a single life annuity of $12,500 per month.

     B. Continuous Employment. In order to receive the enhanced retirement benefit described above, you must remain continuously employed with Kodak during the 5 year period commencing on the date of your employment. Except as provided in Section 11(C) below, if your employment terminates for any reason, whether voluntarily or involuntarily, prior to the fifth anniversary of your employment with Kodak, you will not be entitled to receive any of the enhanced retirement benefits described above.

     C.   Termination For Other Than Cause or Disability.  Notwithstanding
          Section 11(B) above, if Kodak involuntarily terminates your employment for other than "Cause" or "Disability," as those terms are defined below, you will be entitled to a pro-rated portion of the $12,500 single life annuity. The pro-rated portion shall be determined by multiplying $12,500 by the following fraction:

                              (A)/60

          For purposes of the foregoing fraction, "A" shall be the total number of your completed full months of service with Kodak prior to your termination of employment. Thus, by way of example, if Kodak were to terminate your employment for other than "Cause" after you have completed 36 months of service, you would receive a single life annuity of $7,500 per month (36/60 x $12,500 = $7,500), subject to the offset provision contained in Section 11(D) below.

     D. Offset. The amount of the retirement benefit, if any, provided to you under this Section 11 will be offset by the retirement benefits that you accrue under the terms of any Kodak retirement plan, including, but not limited to, the Kodak Retirement Income Plan, Kodak Unfunded Retirement Income Plan, and company matching contributions under the Eastman Kodak Employees' Savings and Investment Plan, during the five year period commencing on the first day of your employment with Kodak. The calculation of this
          offset will be performed at the end of this 5 year period.   For
          purposes of this calculation, the present lump sum value of the life annuity provided to you under this Section 11 will be determined using a discount rate equal to the then most recent 20 year Treasury Bill rate and your then life expectancy determined under the GAM 83 table.

     E. Payment. The amount of the enhanced retirement benefit, if any, payable to you under this Section 11 will: (i) be paid in such form(s) as Kodak, in its discretion, determines; (ii) be paid out of Kodak's general assets, not under KRIP; (iii) not be funded in any manner; (iv) be included in your gross income as ordinary income, subject to all income and payroll tax withholding required to be made under all applicable laws; and (v) not be grossed up or be given any other special tax treatment by Kodak.

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

     G.   Cause.  For purposes of this letter, "Cause" shall mean:

          i. your continuous failure for a period of at least 90 calendar days following delivery to you of a written notification from Kodak's Chief Executive Officer or President or from your supervisor to bring the usual, customary and reasonable functions of your position to a satisfactory level; or

          ii. your failure to follow a lawful written directive of the Chief Executive Officer, President or your supervisor; or

          iii. your willful violation of any material rule, regulation, or policy that may be established from time to time for the conduct of Kodak's business; or

          iv. your unlawful possession, use or sale of narcotics or other controlled substances, or performing job duties while illegally used controlled substances are present in your system; or

          v. any act of omission or commission by you in the scope of our employment (a) which results in the assessment of a civil or criminal penalty against you or Kodak, or (b) which in the reasonable judgment of your supervisor could result in a material violation of any foreign or U.S. federal, state or local law or regulation having the force of law; or

          vi. your conviction of or plea of guilty or no contest to any crime involving moral turpitude; or

          vii. any misrepresentation of a material fact to, or concealment of a material fact from, your supervisor or any other person in Kodak to whom you have a reporting relationship in any capacity; or

         viii. your breach of this letter agreement, the Eastman Kodak Company Employees' Agreement or the Kodak Business Conduct Guide.

     H. Disability. For purposes of this letter agreement, "Disability" shall mean disability as defined under the terms of the Kodak Long-Term Disability Plan.

12.  Severance Allowance

     A. In General. If prior to the fifth anniversary of the date of your employment by Kodak, your employment is terminated by Kodak for reasons other than "Cause" or "Disability," as those terms are defined above, Kodak will pay you, subject to your satisfaction of the terms of this Section 12, a severance allowance equal to one
          (1) times your then-current annual base salary plus your then-current target annual incentive award under MVCP. The severance allowance will be paid in equal consecutive bi-monthly payments over the two (2) year period commencing on the date of your termination of employment.

          This severance allowance shall be paid to you in lieu of any other severance benefit, payment or allowance that you would otherwise be eligible for, except any benefits payable to you under any Kodak severance plan. To the extent, however, you are eligible for a benefit under a Kodak severance plan, the benefits payable to you under this Section 12 will be reduced by the amount of such severance benefit. In no event shall any of this severance allowance be "benefits bearing." Kodak will withhold from this severance allowance all income, payroll and employment taxes required by applicable law or regulation to be withheld.

          In the event you breach any of the terms of the Eastman Kodak Company Employees' Agreement described in Section 21 below or the Agreement, Waiver and Release described in Section 12(B) below, in addition to and not in lieu of, any other remedies that Kodak may pursue against you, no further severance allowance payments will be made to your pursuant to this section and you agree to immediately repay to the Kodak all moneys previously paid to you pursuant to this section.

     B. Agreement, Waiver and Release. In order to receive the severance allowance described in Section 12(A) above, you must execute immediately prior to your termination of employment a waiver, general release and covenant not to sue in favor of the Company (the "Agreement, Waiver and Release"), in a form satisfactory to the Senior Vice President, Eastman Kodak Company and Director, Human Resources.

13.  Stock Ownership Guidelines

Kodak has in place for its senior managers stock ownership guidelines. Under these guidelines, all senior executives are required to own common stock of Kodak equal to a set multiple of his or her base salary. The multiple that you are expected to own is two times your base salary. This amount must be achieved by the fifth anniversary of the date of your employment by Kodak.

14.  Vacation

You will be entitled to four weeks vacation per calendar year.

15.  Benefits

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

You will be eligible to participate in Kodak's Cash Balance Plus retirement plan. The enclosed brochure describes this plan in more detail.

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

16.    Relocation

You will be eligible to participate in the Company's Enhanced New Hire Relocation Program (the "Relocation Program"). One of the features of the Program is a Mortgage Interest Subsidy ("MIS") whereby Kodak will protect you for two (2) years if your new first mortgage interest rate is more than 1.1% higher than the rate on your existing first mortgage. The Mortgage Interest Subsidy will be calculated based on the difference, if any, between
(x) the rate of interest on your new first mortgage, and (y) the rate on your existing first mortgage plus one percent. MIS is paid annually in the form of a lump sum payment subject to all applicable income and payroll tax withholdings.

17.  Temporary Housing

To assist you in finding a permanent residence in the Rochester, New York area, Kodak agrees to reimburse you for your temporary housing expenses. More specifically, for up to a six month period commencing on your start date, Kodak agrees to reimburse you for your temporary housing expenses up to a maximum dollar amount of $2,000 per month. These expenses must be incurred for temporary housing in the Rochester, New York area. Proper documentation of these expenses will be required in accordance with the terms of Kodak's relocation program. To the extent you are subject to Federal or state income tax on these expense reimbursements, Kodak will "gross-up" the reimbursements so that after such taxes are incurred by you, you shall receive a net payment equal to the amount of the expense. The amount of any such "gross-up" will not be included in the calculation of the $2,000 per month limit.

18.  Confidential Information

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

19.  No Conflicts of Interest

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

20.  Employment Preconditions

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


21.  Employee's Agreement

Attached is a copy of the Kodak Employees' Agreement, which you must sign and return to me upon your acceptance of this conditional offer.

22.  Miscellaneous

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

You agree to keep the existence of this letter confidential except that you may review it with your financial advisor, attorney and/or spouse and with my designee or me.

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


                           *         *         *

Please respond to this conditional offer of employment prior to December 23, 1999. If you find the conditional offer acceptable, please acknowledge this by signing your name on the signature line provided and returning the signed original of this letter, along with the executed copy of the enclosed Employees' Agreement and the consent form authorizing Kodak to obtain your credit report, directly to me.

Please feel free to contact me at (716) 724-4573 if you have any questions.


                                   Sincerely,



                                   Michael P. Morley


cc:  Daniel A. Carp
     George M.C. Fisher




Signature                                 Date
          Robert H. Brust



Social Security No.                       Birthdate

                                                             Exhibit (12)
              Eastman Kodak Company and Subsidiary Companies
             Computation of Ratio of Earnings to Fixed Charges
                     (in millions, except for ratios)

                          Year Ended December 31

                               1999      1998      1997      1996      1995
Earnings from
 continuing operations
 before provision for
 income taxes                $2,109    $2,106    $   53    $1,556    $1,926
Add:
  Interest expense              142       110        98        83        78
  Share of interest expense
   of 50% owned companies         8         7         5         2         1
  Interest component of
   rental expense (1)            47        50        61        81        63
  Amortization of
   capitalized interest          24        24        23        22        22
                             ------    ------    ------    ------    ------

  Earnings as adjusted       $2,330    $2,297    $  240    $1,744    $2,090
                             ======    ======    ======    ======    ======

Fixed charges
  Interest expense              142       110        98        83        78
  Share of interest expense
   of 50% owned companies         8         7         5         2         1
  Interest component of
   rental expense (1)            47        50        61        81        63
  Capitalized interest           36        41        33        29        30
                             ------    ------    ------    ------    ------
  Total fixed charges        $  233    $  208    $  197    $  195    $  172
                             ======    ======    ======    ======    ======
Ratio of earnings to
 fixed charges                10.0x(2)  11.0x      1.2x(3)   8.9x(4)  12.2x

(1) Interest component of rental expense is estimated to equal 1/3 of such expense, which is considered a reasonable approximation of the interest factor.

(2) The ratio is 11.5x before deducting restructuring costs of $350 million.

(3) The ratio is 8.6x before deducting restructuring costs, asset impairments and other charges of $1,455 million.

(4) The ratio is 12.8x before deducting restructuring costs of $358 million and the loss on the sale of the Office Imaging business of $387 million.


                                                             Exhibit (21)

Subsidiaries of Eastman Kodak Company
                                                        Organized
Companies Consolidated                                Under Laws of

Eastman Kodak Company                                  New Jersey
  Eastman Kodak International
    Sales Corporation                                  Barbados
  Torrey Pines Realty Company, Inc.                    Delaware
  Cinesite, Inc.                                       Delaware
  FPC Inc.                                             California
  Qualex Inc.                                          Delaware
    Qualex Canada Photofinishing Inc.                  Canada
  Eastman Software Inc.                                Delaware
  PictureVision Inc.                                   Delaware
  Eastman Gelatine Corporation                         Massachusetts
  Eastman Canada Inc.                                  Canada
    Kodak Canada Inc.                                  Canada
    Kodak (Export Sales) Ltd.                          Hong Kong
  Kodak Argentina S.A.I.C.                             Argentina
  Kodak Chilena S.A.F.                                 Chile
  Kodak Caceo Ltd.                                     Delaware
  Kodak Panama, Ltd.                                   New York
  Kodak Americas, Ltd.                                 New York
  Kodak Venezuela, S.A.                                Venezuela
  Kodak (Near East), Inc.                              New York
  Kodak (Singapore) Pte. Limited                       Singapore
  Kodak Philippines, Ltd.                              New York
  Kodak Limited                                        England
    Cinesite (Europe) Limited                          England
    Kodak India Limited                                India
    Kodak International Finance Ltd.                   England
  Kodak Polska Sp.zo.o                                 Poland
  Kodak AO                                             Russia
  Kodak (Ireland) Manufacturing Limited                Ireland
  Kodak Ireland Limited                                Ireland
  Kodak-Pathe SA                                       France
  Kodak A.G.                                           Germany
  E. K. Holdings, B.V.                                 Netherlands
    Kodak Brasileira C.I.L.                            Brazil
  Kodak Korea Limited                                  South Korea
  Kodak Far East Purchasing, Inc.                      New York
  Kodak New Zealand Limited                            New Zealand
  Kodak (Australasia) Pty. Ltd.                        Australia
  Kodak (Kenya) Limited                                Kenya
  Kodak (Egypt) S.A.E.                                 Egypt
  Kodak (Malaysia) S.B.                                Malaysia
  Kodak Taiwan Limited                                 Taiwan

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

                                                             Exhibit (23)

                    CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33- 48258, No. 33-49285, No. 33-64453, and No. 333-31759), Form S-4 (No. 33- 48891), and
S-8 (No. 33-5803, No. 33-35214, No. 33-56499, No. 33-65033, No. 33-65035,
No. 333-57729, No. 333-57659, No. 333-57663, No. 333-57665, and No. 333-
23371) of Eastman Kodak Company of our report dated January 18, 2000, appearing on page 29 of this Annual Report on Form 10-K.




PricewaterhouseCoopers LLP
Rochester, New York
March 13, 2000