Form 10-K/A
period 1999-12-31
EASTMAN KODAK CO
filed 2000-05-04
CIK 31235

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

                             AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report on Form 10-K for the year ended December 31, 1999 as set forth below:


The exhibit listed below and attached hereto is hereby added to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

     Exhibit

     (99) Eastman Kodak Employees' Savings and Investment Plan Annual Report on Form 11-K for the fiscal year ended December 30, 1999.


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

Date:  May 4, 2000

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 11-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 30, 1999
                               -----------------

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

          EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

          INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBIT
                           DECEMBER 30, 1999


(a)  Financial Statements                              Page No.

     Report of Independent Accountants                      3
     Statement of Net Assets                                4
     Statement of Changes in Net Assets                     5
     Notes to Financial Statements                        6-30

(b)  Schedules

       I.  Schedule of Investments                       31-62

      II.  Allocation of Net Assets to
             Investment Funds                            63-76

     III.  Allocation of Changes in Net
             Assets to Investment Funds                 77-101

(c)  Exhibit

     Consent of Independent Accountants                    102

REPORT OF INDEPENDENT ACCOUNTANTS





     To the Savings and Investment
     Plan Committee and the Participants of the Eastman Kodak Employees' Savings and Investment Plan


     In our opinion, the financial statements and related schedules listed in the index appearing on page 2 of this Annual Report on Form 11-K present fairly, in all material respects, the net assets of the Eastman Kodak Employees' Savings and Investment
     Plan at December 30, 1999 and 1998, and the changes in net assets for each of the three fiscal years in the period ended December
     30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


     PricewaterhouseCoopers LLP
     Rochester, New York
     April 28, 2000

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            STATEMENT OF NET ASSETS
                                 (in thousands)
                                                          December 30,
                                                     ---------------------
                                                     1999             1998
                                                     ----             ----
ASSETS
Investments at Fair Value:
     Eastman Kodak Company common stock           $  372,703       $  375,444
     Other common stocks                             318,796          386,484
     Mutual funds                                  1,082,864          664,589
     Interest in common/collective
       trusts (pooled) funds                         701,066          566,633
     U.S. government securities                        1,581              783
     Loans to participants                            62,875           68,381

Investments at Contract Value:
     Group annuity contracts                       3,387,241        3,292,898

Other Assets:
     Dividends and interest receivable                 3,020            3,099
     Receivables for securities sold                   1,817            1,007
     Market valuation adjustment                          (8)             114
     Cash                                              1,242                -
                                                  ----------       ----------

     Total assets (cost:  1999 - $5,516,922
                          1998 - $5,101,493)
                                                   5,933,197        5,359,432
                                                  ----------       ----------

LIABILITIES
Distributions payable to participants                    637            6,832
Payables for securities purchased                        493              331
Accrued expenses                                         499              692
                                                  ----------       ----------

     Total liabilities                                 1,629            7,855
                                                  ----------       ----------

     Net assets                                   $5,931,568       $5,351,577
                                                  ==========       ==========


                   (See accompanying notes to financial statements)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                         STATEMENT OF CHANGES IN NET ASSETS
                                   (in thousands)
                                      For the fiscal year ended December 30,
                                   -------------------------------------------
                                       1999            1998            1997
                                       ----            ----            ----
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock             $    9,130      $    9,944      $   12,680
Dividends on Eastman Chemical
  Company common stock                      -             537           1,094
Other dividends                        12,321          18,886          21,980
Interest                              257,413         276,183         280,928

Net realized and unrealized
  gains from investments              412,542         249,964          95,733

Employee contributions                321,042         377,194         206,426
                                   ----------      ----------      ----------
     Total Additions                1,012,448         932,708         618,841
                                   ----------      ----------      ----------

DEDUCTIONS FROM NET ASSETS:
Distributions to participants        (426,121)       (463,531)       (262,093)

Distributions to successor plans            -          37,816        (134,234)

Administrative expenses                (6,336)         (9,187)         (9,683)
                                   ----------      ----------      ----------
     Total Deductions                 432,457         434,902         406,010
                                   ----------      ----------      ----------

Increase in net assets                579,991         497,806         212,831

Net assets at beginning of year     5,351,577       4,853,771       4,640,940
                                   ----------      ----------      ----------

Net assets at end of year          $5,931,568      $5,351,577      $4,853,771
                                   ==========      ==========      ==========




                  (See accompanying notes to financial statements)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

                           NOTES TO FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF PLAN

General

The Eastman Kodak Employees' Savings and Investment Plan (the Plan or SIP) is a defined contribution plan of a controlled group of corporations consisting of Eastman Kodak Company and certain United States subsidiaries operating in the United States (Kodak). The principal provisions of the Plan are described below and are provided for general information purposes only. Participants should refer to the Plan document for a more complete description of the Plan's provisions. Regular full-time, regular part-time, supplementary or conditional employees of Kodak are eligible to participate in the Plan. Kodak Ambassadors, co-ops and special program employees are not eligible to participate in the Plan. The Plan is subject to the Employee Retirement Income Security Act of 1974.

The Plan is administered by the Savings and Investment Plan Committee (SIPCO), which is the Plan Administrator and named fiduciary. The Trusts, forming part of the Plan, are administered by Boston Safe Deposit and Trust Company (Boston
Safe) and until September 1998, Fidelity Management Trust Company (Fidelity) (together the Plan Trustees).

Plan Amendments and Other Changes

Effective April 1, 2000, the Newport Tiger Fund will be replaced by the Matthews Pacific Tiger Fund I. Participants in the Newport Tiger Fund will have the opportunity to elect to transfer their balance to the Matthews Fund. If no election is made, any account balances remaining as of March 30, 2000 will automatically transfer to the Fixed Income Fund. Also effective April 1, 2000, participants transfering all or any portion of their account into certain funds, may not transfer any portion of their account out of those funds or reallocate among funds until the first business day following the seventh calendar day of such transfer.

Effective January 1, 2000, the Company will match SIP contributions for an amount up to 3% of wages for employees who contribute up to 5% of their wages to SIP and who also participate in the Cash Balance Plus retirement plan. This matching contribution will be allocated to one or more of the funds in the same manner as the participant's elective contributions are allocated on the date the the match is received. Participants are immediately vested in the SIP company match but those funds cannot be used for loans or hardship withdrawals.

Effective December 31, 1998, the Plan renamed two of the funds as follows:
the Morgan Stanley Dean Witter Institutional International Equity Fund (formerly the Morgan Stanley Institutional International Equity Fund) and the Newport Tiger Fund (formerly the Colonial Newport Tiger Fund). Also effective

December 31, 1998, the maximum salary deferral rate was increased from 18 percent to 20 percent of pay for eligible Kodak participants.

During plan years ended December 30, 1997 and 1994, Kodak sold the sales, marketing and equipment service operations of its Office Imaging business to Danka Business Systems PLC (Danka) and its Clinical Diagnostics Division (CDD) to Johnson & Johnson, respectively. Since those plan years, the account balances of the Office Imaging and CDD participants were reported as a liability in the accompanying financial statements. In June 1998, a determination letter was received from the IRS with respect to the SIP and the successor plans. In September 1998, the account balances of active Office Imaging and CDD participants were transferred to the respective successor plans. The account balances of Office Imaging and CDD participants who terminated or retired prior to September 1998 were not transferred to the successor plans and continue to remain in SIP. An adjustment to reflect the account balances of these participants was recorded in the 1998 Statement of Changes in Net Assets.

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

Administrative Expenses

The Plan provides for the payment of certain administrative expenses by the Trusts, including fees for investment advisors, recordkeepers, the Plan Trustees, attorneys and accountants. The recordkeepers are Hewitt Associates and until September 1998, Fidelity.

Contributions

The Plan includes a salary reduction provision allowing eligible Kodak participants to defer up to a certain percentage of qualifying compensation as defined in the Plan. The maximum deferral for Plan year 1999 was limited to 20% (18% for Plan years 1998 and 1997) of the aggregate of qualifying compensation and Wage Dividend, but not more than the statutory limit of $10,000 for calendar years 1999 and 1998 ($9,500 for calendar year 1997). Participants' salary deferrals are contributed to the Plan by Kodak on behalf of the participants. All contributions to the Plan are immediately vested. Boston Safe invests contributions to the Plan into the investment funds described in Note 3, as directed by the participant. Participants are eligible to make transfers between investment funds on a daily basis.

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

Investment Valuation and Income Recognition

The group annuity contracts are included in the financial statements at contract value because they are fully benefit responsive. In aggregate, the recorded value of the group annuity contracts approximates their fair value. Interest rates on these contracts remain fixed and are not reset until a contract matures. There are no minimum crediting interest rates under the terms of the contracts. Interest in common/collective trusts (pooled) funds reflect market values as determined by the managers of such funds. Fair values of all other investments are based upon active market quotations on national exchanges, if available, at December 30, or, if not available, upon amounts believed by the Plan Administrator to be realizable at that time.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3:  INVESTMENTS

The Plan Trustee is not required to furnish a bond in connection with the custody of investments or other assets of the Plan.

The Plan Trustee is authorized to keep any portion of any of the foregoing funds in cash or liquid investments as it may deem advisable.

All dividends, interest or gains derived from investments in each Fund are reinvested in the respective Fund by the Plan Trustee.

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


TIER II:  CORE FUNDS

Fixed Income Fund

The fund's assets are invested primarily in contracts with insurance companies. Effective annual yields on these contracts ranged between 5.08% and 10.10% in 1999 and 1998, respectively, depending on the date of the contribution, transfer or rollover. The blended rate of return on the Fixed Income Fund was approximately 7.6% in 1999 (7.9% in 1998 and 8.3% in 1997).

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

Fidelity Puritan Fund

This fund is a balanced fund of stocks and bonds managed to produce high current income with preservation of capital and consideration for potential growth of capital.

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

Skyline Special Equity Fund

This is a small company stock fund with a value orientation. Its goal is maximum capital appreciation. Between February 1, 1998 and April 8, 1999, this fund had been closed to transfers and rollovers but remained open to salary and wage dividend deferrals.

Putnam OTC & Emerging Growth Fund

This is a small company fund with an aggressive growth orientation. The fund seeks capital appreciation.

MAS Value Fund

This is a multi-sized company stock fund with a value orientation. Its goal is to provide above-average long-term total return consisting of both capital appreciation and income.

RogersCasey Smaller Stock Fund

This fund is a multi-sized company stock fund, with a smaller sized company orientation, utilizing a multiple manager approach. The fund seeks to provide consistency of total returns over time through use of experienced investment managers with a blend of growth, value, and benchmark-related styles.

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

Russell International Stock Fund

This fund is an international stock fund using a multiple manager approach, with 90% allocated to managers of stocks in developed markets and 10% allocated to managers of stocks in emerging markets. The fund seeks to provide consistency of total returns over time through use of experienced investment managers with a blend of growth, value, and benchmark-related styles.

Acorn International Fund

This is an international stock fund with an all-markets approach, investing in small- to mid-size companies with a value orientation primarily in developed countries but also in emerging markets. The fund seeks long-term growth of capital. Between October 30, 1999 and March 31, 2000, this fund had been closed to transfers and rollovers.

State Street Emerging Markets Index Fund

This is an indexed emerging markets stock fund, diversified across regions, countries, and securities in the benchmark. The fund seeks maximum capital appreciation. Between October 30, 1999 and March 31, 2000, this fund had been closed to transfers and rollovers.

Templeton Developing Markets Fund

This is an emerging markets stock fund, diversified across regions and countries, with a value orientation. The fund seeks long-term capital appreciation. Between October 30, 1999 and March 31, 2000, this fund had been closed to transfers and rollovers.

Newport Tiger Fund

This is an emerging markets stock fund with a regional focus on the Pacific Basin excluding Japan. The fund seeks capital appreciation. This fund will not accept transfers or rollovers after March 23, 1999 (deferrals will still be permitted). Effective April 1, 2000, this fund will be replaced (see Note
1).

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

The number of participants in each fund was as follows:

                                                             December 30,
                                                          ------------------
                                                           1999        1998
                                                           ----        ----
Boston Safe Funds:
5 to 8 Year Time Horizon Fund                              1,220       1,209
8 to 20 Year Time Horizon Fund                             2,260       2,003
20 or More Year Time Horizon Fund                          2,411       1,709
Fixed Income Fund                                         38,964      43,568
Lehman Brothers Aggregate Bond Index Fund                    594         764
S&P 500 Large Stock Index Fund                            14,360      14,883
Non-U.S. Stock Index Fund                                  1,010         699
Russell 2000 Small Stock Index Fund                        2,828       2,282
Kodak Stock Fund                                          15,664      18,958
PIMCO Total Return Fund                                      638         823
MAS High Yield Fund                                        1,042       1,112
Fidelity Puritan Fund                                      5,045       7,169
T. Rowe Price Equity Income Fund                           2,021       2,506
Fidelity Growth and Income Fund                            4,587       5,108
Putnam Investors Fund                                      5,567       4,076
Putnam Vista Fund                                          4,068       1,865
PBHG Growth Fund                                           5,299       1,416
T. Rowe Price Small-Cap Value Fund                         1,950       2,506
Skyline Special Equity Fund                                1,272       2,167
Putnam OTC & Emerging Growth Fund                          8,085       1,856
MAS Value Fund                                             1,243       1,764
RogersCasey Smaller Stock Fund                            11,566      15,328
MFS Institutional Research Fund                            1,186       1,147
Putnam Voyager Fund                                        5,619       2,508
Cohen & Steers Realty Fund                                   603         854
First Eagle Fund of America                                1,690       2,091
T. Rowe Price Blue Chip Growth Fund                        4,005       3,601
T. Rowe Price New Era Fund                                   478         300
T. Rowe Price Science & Technology Fund                   12,558       4,761
Morgan Stanley Dean Witter Institutional
  International Equity Fund                                3,332       3,522
Russell International Stock Fund                           3,453       3,474
Acorn International Fund                                   2,131         900
State Street Emerging Markets Index Fund                     655         228
Templeton Developing Markets Fund                          1,105         783
Newport Tiger Fund                                           688         850
Scudder Latin America Fund                                   947         788

The total number of participants in the Plan was less than the sum of the number of participants shown above because many participants invest in more than one fund.

NOTE 4:  LOANS TO PARTICIPANTS

The Plan Trustee makes loans to participants in accordance with Plan provisions. A loan made to a participant of the Plan is accounted for as a fund-to-fund transfer from the participant's participant-directed investment account to a fund known as the "Loan Fund." The Plan's receivables for participant loan notes receivable are recorded as assets of the Loan Fund. As the loan is repaid, both the principal and interest are allocated to fund(s) to which the participant's current contributions are directed. The portion of the loan payment representing principal is accounted for as a fund-to-fund transfer from the Loan Fund to the participant's investment fund(s) and the portion of the loan payment representing interest is accounted for as income in the same fund(s). No plan participant benefits from the interest earned on a loan other than the participant who originated the loan.

Interest income earned on loans to participants for the fiscal years ended December 30 was:

                                                      (in thousands)
                                                1999       1998       1997
                                               ------     ------     ------
Boston Safe Funds:
5 to 8 Year Time Horizon Fund                  $   37     $   26     $   16
8 to 20 Year Time Horizon Fund                     97         69         38
20 or More Year Time Horizon Fund                  64         62         37
Fixed Income Fund                               2,478      2,910      3,192
Lehman Brothers Aggregate Bond Index Fund           8          7          2
S&P 500 Large Stock Index Fund                    420        345        248
Non-U.S. Stock Index Fund                           5          6          5
Russell 2000 Small Stock Index Fund                32         40         22
Kodak Stock Fund                                  360        496        698
PIMCO Total Return Fund                             8          6          1
MAS High Yield Fund                                11         11          8
Fidelity Puritan Fund                             108        149        157
T. Rowe Price Equity Income Fund                   26         31         19
Fidelity Growth and Income Fund                    75         54         18
Putnam Investors Fund                              99         44         -
Putnam Vista Fund                                  24         13          8
PBHG Growth Fund                                   16         19         21
T. Rowe Price Small-Cap Value Fund                 22         31         19
Skyline Special Equity Fund                        30         62         21
Putnam OTC & Emerging Growth Fund                  31         18         12
MAS Value Fund                                     17         24         15
RogersCasey Smaller Stock Fund                    436        734        860
MFS Institutional Research Fund                    12          7          6
Putnam Voyager Fund                                41         19         10
Cohen & Steers Realty Fund                          4          9         10
First Eagle Fund of America                        25         18          3
T. Rowe Price Blue Chip Growth Fund                58         32         17
T. Rowe Price New Era Fund                          4          3          3
T. Rowe Price Science & Technology Fund           155         38         28
Morgan Stanley Dean Witter Institutional
  International Equity Fund                        31         32         19
Russell International Stock Fund                   30         50         71
Acorn International Fund                            9          5          4
State Street Emerging Markets Index Fund            3          1          2
Templeton Developing Markets Fund                   8          7          7
Newport Tiger Fund                                 13         12          9
Scudder Latin America Fund                          9         20         18
                                               ------     ------     ------
Total                                          $4,806     $5,410     $5,624
                                               ======     ======     ======

Interest income earned on loans to participants for the fiscal years ended December 30 was:

                                                      (in thousands)
                                                1999       1998       1997
                                                ----       ----       ----
Fidelity Funds:
Kodak Stock Fund                                $  0       $  8      $  12
Eastman Stock Fund                                 0         18         35
Fidelity Managed Income Portfolio                  0        261        399
Fidelity Fund                                      0         17         23
Fidelity Puritan Fund                              0         26         33
Fidelity Magellan Fund                             0         60         80
Fidelity Contrafund                                0         21         30
Fidelity International Growth & Income Fund        0          1          1
Fidelity U.S. Equity Index Portfolio               0          5          7
                                                ----       ----       ----
Total                                           $  0       $417       $620
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

                                      Unrealized    Net Realized
                          Realized       gains     and Unrealized   Proceeds
                       gains (losses)  (losses)    gains (losses)     from
                           from          from           from        sales of
                        investments   investments    investments   investments
                       -------------  -----------  --------------  -----------
        1999
Kodak stock              $  5,976     $ (29,640)     $ (23,664)    $  203,097
Other securities           31,362       404,844        436,206      1,582,088
                         --------     ---------      ---------     ----------
                         $ 37,338     $ 375,204      $ 412,542     $1,785,185
                         ========     =========      =========     ==========
        1998
Boston Safe Kodak
  stock                  $ 53,579     $  37,314      $  90,893     $  272,504
Fidelity Kodak stock        4,483            (2)         4,481         36,197
Fidelity Eastman stock     (3,062)           (5)        (3,067)        56,122
Other securities          (12,850)      170,507        157,657      1,327,463
                         --------     ---------      ---------     ----------
                         $ 42,150     $ 207,814      $ 249,964     $1,692,286
                         ========     =========      =========     ==========
        1997
Boston Safe Kodak
  stock                  $ (5,101)    $(144,519)     $(149,620)    $  159,602
Fidelity Kodak stock       (1,608)       (4,617)        (6,225)        50,265
Fidelity Eastman stock      1,869         1,069          2,938         46,205
Other securities           98,910       149,730        248,640      1,045,625
                         --------     ---------      ---------     ----------
                         $ 94,070     $   1,663      $  95,733     $1,301,697
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
              5 to 8 Year      8 to 20 Year     20 or More Year                       Lehman Brothers     S&P 500 Large
                 Time              Time              Time               Fixed            Aggregate           Stock
             Horizon Fund      Horizon Fund      Horizon Fund        Income Fund      Bond Index Fund      Index Fund
           ----------------   ---------------   ---------------   -----------------   ---------------   ----------------
             Unit               Unit              Unit              Unit                Unit              Unit
            Value    Units     Value    Units    Value    Units    Value     Units     Value   Units     Value    Units
  1999
  ----
Jan. 29    $13.2426  2,996    $13.5606  3,961   $13.5859  1,988   $17.9081  182,612   $11.9787  671     $29.8373  12,732
Feb. 26     13.0004  3,165     13.2041  4,117    13.1413  2,049    18.0108  182,445    11.7659  619      28.9100  12,931
Mar. 31     13.2856  3,185     13.6324  4,188    13.7044  2,094    18.1249  183,968    11.8440  598      30.0644  13,084
Apr. 30     13.6152  3,175     14.2046  4,278    14.5134  2,179    18.2348  183,979    11.8736  578      31.2233  13,413
May  28     13.4491  3,235     13.9134  4,326    14.1338  2,222    18.3493  183,844    11.7614  564      30.4850  13,635
June 30     13.7766  3,231     14.4676  4,332    14.9092  2,245    18.4607  182,820    11.7214  570      32.1743  13,476
July 30     13.6651  3,234     14.3213  4,487    14.6941  2,355    18.5760  181,923    11.6614  520      31.1701  13,822
Aug. 31     13.6573  3,078     14.2927  4,520    14.6406  2,470    18.6923  183,302    11.6476  499      31.0158  13,714
Sep. 30     13.6126  3,052     14.1709  4,501    14.4256  2,519    18.8045  182,294    11.7804  493      30.1578  13,661
Oct. 29     13.9390  2,948     14.6326  4,464    14.9894  2,561    18.9209  180,368    11.8292  491      32.0669  13,393
Nov. 30     14.1361  2,876     14.9802  4,424    15.4798  2,574    19.0342  177,435    11.8338  465      32.7149  13,039
Dec. 30     14.5864  2,767     15.8123  4,427    16.6499  2,608    19.1481  176,875    11.8091  432      34.5385  12,468

  1998
  ----
Jan. 31    $11.5427  2,192    $11.6600  3,231   $11.6884  1,875   $16.5959  188,325   $11.1262  404     $22.5344  11,301
Feb. 28     11.9184  2,376     12.2604  3,249    12.4780  1,917    16.6950  188,821    11.1224  434      24.1580  11,773
Mar. 31     12.1898  2,558     12.6626  3,515    12.9952  1,948    16.8055  188,123    11.1587  433      25.3899  12,141
Apr. 30     12.2912  2,882     12.7882  3,681    13.1433  2,038    16.9125  188,809    11.2214  442      25.6443  12,374
May  31     12.2154  2,947     12.5640  3,744    12.7326  2,087    17.0236  188,382    11.3372  458      25.1977  12,347
June 30     12.3921  3,094     12.7410  3,764    12.8810  2,091    17.1318  187,779    11.4290  486      26.2141  12,313
July 31     12.3684  3,212     12.6817  3,980    12.7892  2,161    17.2428  190,216    11.4543  508      25.9325  12,908
Aug. 31     11.6127  3,093     11.2649  3,912    10.7562  2,115    17.3545  187,845    11.6628  591      22.1842  12,677
Sep. 30     11.9472  2,865     11.6375  3,875    11.2048  2,046    17.4629  185,129    11.8998  676      23.6039  12,517
Oct. 31     12.3746  2,765     12.3539  3,784    12.1216  1,935    17.5744  185,588    11.7943  793      25.5441  12,181
Nov. 30     12.7280  2,817     12.8859  3,829    12.7944  1,974    17.6826  183,906    11.8612  715      27.0835  12,529
Dec. 30     13.0288  2,842     13.3145  3,861    13.3101  1,947    17.7915  184,532    11.8784  708      28.7043  12,447

                                        BOSTON SAFE FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
             Non-U.S.         Russell 2000
              Stock           Small Stock           Kodak           PIMCO Total         MAS High           Fidelity
            Index Fund        Index Fund          Stock Fund        Return Fund        Yield Fund        Puritan Fund
          ---------------   ----------------   ----------------   ---------------   ----------------   ----------------
            Unit              Unit               Unit               Unit              Unit               Unit
           Value   Units     Value    Units     Value    Units     Value   Units     Value    Units     Value    Units
  1999
  ----
Jan. 29   $11.7925  425     $11.9458  2,135    $22.0780  17,016   $12.2141  1,005   $11.9727  1,276    $19.6571  5,957
Feb. 26    11.5155  419      10.9728  1,938     22.4585  17,059    11.9700  1,028    11.9588  1,242     19.3647  5,943
Mar. 31    12.0909  445      11.1401  1,825     21.7170  17,159    12.0731  1,045    12.1979  1,328     19.7599  5,934
Apr. 30    12.6796  484      12.1253  1,989     25.3129  15,310    12.1323  1,003    12.6122  1,280     20.4639  5,886
May  28    12.0939  488      12.3047  2,198     23.1953  15,853    12.0015    994    12.2586  1,228     19.8460  5,842
June 30    12.6891  510      12.8328  2,257     23.2391  16,161    11.9816    948    12.2580  1,227     20.4082  5,771
July 30    12.9600  492      12.4549  1,982     23.6597  15,748    11.9356    870    12.2693  1,215     19.9629  5,606
Aug. 31    13.0426  513      12.0018  1,906     25.2155  14,184    11.9454    833    12.1992  1,179     19.6558  5,501
Sep. 30    13.0760  538      11.9886  1,919     25.8517  14,207    12.0785    824    12.1847  1,187     19.2934  5,413
Oct. 29    13.5333  537      12.0402  1,853     23.7369  15,577    12.1180    796    12.2685  1,206     19.6863  5,242
Nov. 30    14.0703  549      12.7654  1,787     21.5500  16,262    12.1475    790    12.5244  1,180     19.7267  4,953
Dec. 30    15.3382  557      13.9790  1,895     22.7424  16,855    12.1133    763    12.6969  1,127     19.9852  4,657


  1998
  ----
Jan. 31   $10.6792  394     $12.0116  2,215    $21.4456  20,304   $11.2231    444   $11.6766  1,205    $16.8815  6,804
Feb. 28    11.3513  408      12.8933  2,133     21.6957  19,477    11.1931    497    11.7834  1,351     17.5364  6,800
Mar. 31    11.7247  434      13.4293  2,177     21.4650  19,041    11.2335    511    11.9740  1,232     18.0817  6,883
Apr. 30    11.8171  440      13.4955  2,297     23.7971  17,372    11.2739    501    12.0581  1,345     18.1846  6,911
May  31    11.5866  439      12.7683  2,233     23.6934  18,065    11.3999    554    11.9593  1,473     18.1569  6,792
June 30    11.5299  443      12.7209  2,199     24.2428  18,087    11.5194    596    11.9705  1,452     18.5392  6,775
July 31    11.6729  432      11.6796  2,033     27.7951  15,406    11.5490    700    12.0812  1,451     18.4937  6,809
Aug. 31     9.9852  423       9.4250  2,057     26.0525  15,159    11.7388    786    11.2199  1,385     16.6770  6,488
Sep. 30     9.8179  411      10.1661  2,084     25.7634  16,180    12.0864    844    11.2065  1,344     17.2993  6,297
Oct. 31    10.8658  422      10.5712  2,366     25.8509  16,776    12.0017    978    11.0859  1,310     18.1471  6,125
Nov. 30    11.4751  464      11.1201  2,444     24.4014  16,362    12.0540    949    11.8243  1,312     18.8516  6,078
Dec. 30    11.7944  412      11.5223  2,296     24.3802  16,023    12.1153    974    11.8005  1,278     19.4936  6,023

                                    BOSTON SAFE FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
            T. Rowe Price     Fidelity Growth        Putnam             Putnam                          T. Rowe Price
               Equity               and             Investors           Vista              PBHG          Small-Cap
             Income Fund        Income Fund           Fund               Fund          Growth Fund       Value Fund
           ----------------   ----------------   ---------------   ---------------   ---------------   ---------------
             Unit               Unit               Unit              Unit              Unit              Unit
            Value    Units     Value    Units     Value   Units     Value   Units     Value    Units    Value    Units
  1999
  ----
Jan. 29    $13.4967  2,576    $16.5865  5,010    $18.4616  3,058   $14.7660  1,362   $ 9.9971  1,272   $10.7800  2,652
Feb. 26     13.3909  2,469     16.2750  5,081     17.7950  3,408    13.7831  1,382     8.9889  1,202    10.1557  2,477
Mar. 31     13.7549  2,423     16.6917  5,236     18.5792  3,756    14.7753  1,445     9.3908  1,107     9.8928  2,393
Apr. 30     15.2731  2,354     17.1060  5,289     18.6376  4,307    15.1416  1,518     8.9804  1,044    10.7201  2,348
May  28     15.1551  2,378     16.6685  5,221     17.8284  4,275    14.8170  1,630     9.2941    977    10.9877  2,412
June 30     15.5766  2,370     17.4783  5,128     19.3250  4,178    15.8631  1,616    10.4736    993    11.5409  2,374
July 30     15.2386  2,465     16.9503  5,055     18.7536  4,185    15.4306  1,644    10.3274  1,058    11.4062  2,366
Aug. 31     14.7774  2,507     16.7163  4,953     18.4085  4,120    15.3868  1,664    10.5951  1,047    11.0618  2,303
Sep. 30     14.2471  2,471     16.3223  4,894     18.3483  4,011    15.2159  1,686    11.4410  1,205    10.8806  2,239
Oct. 29     14.7144  2,420     17.1507  4,815     19.6614  3,950    16.5230  1,710    12.4763  1,237    10.6761  2,191
Nov. 30     14.4823  2,309     17.3124  4,636     20.4771  3,927    18.0745  1,806    14.4554  1,772    10.8678  2,064
Dec. 30     14.2846  2,064     18.0329  4,373     22.7680  3,938    21.3369  1,908    18.5104  2,040    11.0582  1,993


  1998
  ----
Jan. 31    $12.5998  2,996    $12.9743  2,901    $13.1517    922   $11.4449    934   $ 9.4864  1,881   $12.4048  3,264
Feb. 28     13.2072  3,292     13.7781  3,434     14.2274  1,166    12.7275    983    10.3677  1,819    13.0957  3,401
Mar. 31     13.8050  3,542     14.3938  3,917     15.1639  1,434    13.3136  1,069    10.8271  1,671    13.5918  3,576
Apr. 30     13.7351  3,547     14.4161  4,005     15.2321  1,737    13.4418  1,144    10.8684  1,637    13.7312  3,689
May  31     13.5129  3,559     14.2469  4,123     14.8835  1,866    13.0129  1,176     9.8704  1,585    13.2383  3,583
June 30     13.4775  3,453     14.8211  4,225     15.9817  1,976    13.8077  1,166    10.4179  1,597    12.9671  3,513
July 31     13.0959  3,226     14.7255  4,490     15.8183  2,584    13.4185  1,322     9.4585  1,535    11.9556  3,269
Aug. 31     11.8302  3,020     12.7207  4,409     13.1787  2,699    10.7019  1,279     7.1305  1,472    10.2150  3,047
Sep. 30     12.4647  2,939     13.5916  4,414     14.0684  2,686    11.3976  1,258     7.6814  1,420    10.3492  2,981
Oct. 31     13.2241  2,868     14.5969  4,384     14.8308  2,480    11.6751  1,200     7.8533  1,483    10.4406  3,005
Nov. 30     13.7544  2,860     15.4473  4,741     15.8245  2,600    12.4400  1,234     8.5615  1,466    10.7747  3,042
Dec. 30     13.8137  2,765     16.3664  4,798     17.5476  2,683    13.7632  1,215     9.4882  1,444    10.8683  2,943

                                      BOSTON SAFE FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                               Putnam OTC           MAS            RogersCasey            MFS             Putnam
           Skyline Special     & Emerging           Value            Smaller         Institutional        Voyager
             Equity Fund       Growth Fund          Fund           Stock Fund        Research Fund         Fund
           ---------------   ---------------   ---------------   ----------------   ---------------   ---------------
             Unit              Unit              Unit              Unit               Unit              Unit
            Value    Units    Value    Units    Value    Units    Value     Units    Value   Units     Value    Units
  1999
  ----
Jan. 29    $12.1552  1,848   $12.8711  1,326   $11.4310  1,862   $35.1542  11,408   $15.1648  767     $15.9670  1,682
Feb. 26     11.4083  1,706    11.5653  1,285    11.3249  1,713    32.6442  10,981    14.6408  812      15.2242  1,806
Mar. 31     11.0222  1,573    12.8350  1,304    11.5519  1,629    32.9764  10,569    14.9856  809      16.0976  1,877
Apr. 30     11.9380  1,597    13.4275  1,423    12.9415  1,894    35.9043  10,013    15.2909  791      16.5961  2,172
May  28     12.3608  1,670    12.6732  1,433    13.0963  1,757    36.1937   9,729    15.0137  788      16.1306  2,218
June 30     12.7014  1,539    14.0613  1,434    13.3165  1,773    38.1030   9,533    16.0494  809      17.3573  2,249
July 30     12.2395  1,510    13.8163  1,556    12.8540  1,740    37.2965   9,367    15.6044  834      16.8224  2,382
Aug. 31     11.4238  1,434    14.3040  1,601    12.1946  1,689    35.9905   9,187    15.3766  834      16.6484  2,411
Sep. 30     11.1073  1,381    15.0706  1,822    11.1894  1,617    35.5124   9,052    14.9910  827      16.9337  2,467
Oct. 29     10.6960  1,322    17.6304  2,125    11.5937  1,601    36.0838   8,878    15.8488  793      18.3973  2,530
Nov. 30     10.8723  1,206    20.7598  2,911    11.2957  1,500    37.8432   8,578    16.6374  804      20.0106  2,764
Dec. 30     10.6580  1,138    26.7575  3,297    11.4137  1,370    41.2165   8,342    18.1271  793      23.4974  3,026

  1998
  ----
Jan. 31    $13.3952  3,545   $10.8234  1,153   $11.8852  2,520   $33.0111  15,992   $12.1158  533     $12.2461  1,021
Feb. 28     14.3092  3,375    11.8736  1,186    12.7703  2,699    35.5478  15,588    13.0497  549      13.2823  1,097
Mar. 31     14.9986  3,272    12.5735  1,188    13.2698  2,807    37.3892  15,465    13.7259  573      14.0626  1,214
Apr. 30     15.0285  3,159    12.6129  1,344    13.2617  2,886    37.9402  15,274    13.8393  611      14.0228  1,301
May  31     14.6103  3,099    11.6080  1,313    13.0637  2,868    36.4834  15,033    13.5901  637      13.5323  1,352
June 30     14.1798  2,970    12.6715  1,366    12.7709  2,784    36.9806  14,841    14.0754  646      14.3230  1,383
July 31     13.3510  2,723    11.6869  1,374    12.2301  2,555    34.7517  14,548    13.7404  708      13.7488  1,517
Aug. 31     11.0480  2,489     8.6817  1,268    10.3601  2,374    28.3699  13,330    11.3936  676      11.2245  1,474
Sep. 30     11.2711  2,379     9.2939  1,242    10.3319  2,340    29.3997  12,848    12.0123  676      12.0023  1,458
Oct. 31     11.5127  2,238     9.5154  1,300    11.2940  2,254    31.0987  12,451    12.7359  647      12.7736  1,414
Nov. 30     12.1711  2,192    10.2962  1,304    11.8689  2,214    33.1342  12,241    13.6976  684      13.6155  1,456
Dec. 30     12.2320  2,101    11.6785  1,454    11.6760  2,107    34.3519  11,913    14.5933  694      14.9625  1,490

                                      BOSTON SAFE FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                                                                                                        Morgan Stanley
                Cohen                           T. Rowe Price                        T. Rowe Price       Dean Witter
              & Steers         First Eagle        Blue Chip        T. Rowe Price       Science &        Institutional
             Realty Fund     Fund of America     Growth Fund       New Era Fund     Technology Fund   Int'l. Equity Fund
           ---------------   ---------------   ---------------   ----------------   ---------------   ------------------
             Unit              Unit              Unit              Unit               Unit               Unit
            Value    Units    Value   Units     Value    Units    Value   Units      Value    Units     Value    Units
  1999
  ----
Jan. 29    $ 9.7050    764   $16.0901  1,578   $16.5187  2,945   $ 9.3694  194      $15.9705  3,846    $13.7174  3,647
Feb. 26      9.7306    726    15.5942  1,629    16.0618  3,050     9.2543  170       14.2913  4,173     13.3855  3,567
Mar. 31      9.5765    695    15.9736  1,610    16.6640  3,156    10.3239  276       15.8946  4,338     13.9118  3,611
Apr. 30     10.7320    796    16.8411  1,662    17.0827  3,364    11.9476  389       16.0399  5,247     14.7015  3,561
May  28     10.9969    783    16.9120  1,749    16.5994  3,382    11.3939  351       16.2527  5,365     14.1287  3,572
June 30     10.7623    700    17.7722  1,812    17.6210  3,377    11.8716  343       18.4623  5,804     14.6624  3,624
July 30     10.2452    669    17.5491  1,934    17.0277  3,353    11.8810  350       18.4426  6,929     15.2219  3,620
Aug. 31     10.0386    645    16.4974  1,862    16.8381  3,347    11.8998  426       19.4419  7,330     15.2664  3,693
Sep. 30      9.7842    643    15.9074  1,798    16.5174  3,316    11.8394  453       19.9129  7,842     15.1374  3,722
Oct. 29      9.4746    635    15.8601  1,741    17.6856  3,242    11.6944  390       21.1998  8,039     15.2649  3,682
Nov. 30      9.5229    573    15.9060  1,541    18.0673  3,191    11.5195  314       23.8280  9,239     15.6263  3,702
Dec. 30     10.1339    578    17.0282  1,346    19.1715  3,118    11.7823  281       28.1394  9,316     16.0057  3,605


  1998
  ----
Jan. 31    $11.9008  1,459   $12.8025    579   $12.6321  2,268   $10.6331  211      $10.0026  2,244    $12.0664  2,959
Feb. 28     11.7430  1,383    13.7823    795    13.5853  2,446    11.1257  196       11.2543  2,425     12.7565  3,213
Mar. 31     11.9332  1,365    14.5051    899    14.2082  2,617    11.8169  241       11.4318  2,142     13.5414  3,469
Apr. 30     11.5471  1,205    14.7803  1,087    14.3567  2,688    12.1747  240       11.9479  2,218     13.7096  3,714
May  31     11.3535  1,123    14.5751  1,166    13.9997  2,745    11.5196  235       10.9458  2,291     13.8439  3,819
June 30     11.3672  1,058    15.2253  1,231    14.6379  2,785    11.2570  226       11.5419  2,306     13.7344  3,884
July 31     10.5657  1,004    14.9082  1,522    14.4768  2,958    10.1928  232       10.9767  2,299     13.7264  3,943
Aug. 31      9.5157    936    12.3149  1,532    12.1453  2,923     8.4665  211        8.4973  2,366     12.1204  3,810
Sep. 30     10.0138    939    13.1690  1,514    12.8711  2,860     9.8578  223        9.5483  2,337     11.9569  3,725
Oct. 31      9.8586    881    14.1612  1,479    13.9731  2,732    10.2408  195       10.6984  2,395     13.1138  3,687
Nov. 30     10.1292    858    14.5279  1,587    14.8378  2,820     9.9874  183       12.0129  2,474     13.4783  2,622
Dec. 30      9.7971    817    15.1368  1,513    15.9326  2,839     9.7091  200       13.8581  2,749     13.6658  3,611

BOSTON SAFE FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                Russell            Acorn          State Street       Templeton
             International     International     Emerging Mkts.      Developing         Newport         Scudder Latin
              Stock Fund           Fund            Index Fund       Markets Fund       Tiger Fund       America Fund
           ----------------   ---------------   ---------------   ----------------   ---------------   ---------------
             Unit               Unit              Unit              Unit               Unit              Unit
            Value    Units     Value   Units     Value   Units     Value    Units     Value   Units     Value    Units
  1999
  ----
Jan. 29    $13.2400  2,459    $11.6205    790   $ 6.3948  120     $ 6.4291    635    $ 5.4405  1,662   $ 7.3310    515
Feb. 26     12.8893  2,384     11.2708    724     6.4042  115       6.4685    597      5.4156  1,498     7.8148    550
Mar. 31     13.4538  2,364     11.4882    711     7.1941  180       7.4073    708      5.9207  1,165     9.5558    893
Apr. 30     14.2872  2,325     12.1749    690     8.1056  322       8.7891  1,249      7.2510  1,110    10.6952  1,037
May  28     13.6447  2,321     12.2506    803     7.8743  419       8.5968  1,346      6.8246  1,003    10.1604    859
June 30     14.4917  2,312     13.2643  1,087     8.8168  600       9.2908  1,952      7.6465    987    10.5721  1,088
July 30     14.9692  2,254     13.7356    934     8.5953  519       8.8671  1,211      7.6386    942     9.6841    713
Aug. 31     15.1389  2,247     14.1300  1,182     8.6427  569       8.4764  1,145      7.6830    918     9.2811    659
Sep. 30     15.1759  2,220     14.3653  1,596     8.2852  584       8.1586  1,211      7.3613    911     9.4359    623
Oct. 29     15.7058  2,181     14.9846  1,907     8.4161  688       8.4028  1,322      7.7495    903     9.6778    689
Nov. 30     17.0798  2,221     17.2279  1,482     9.1064  545       9.0040  1,043      8.8178    885    10.9379    603
Dec. 30     19.1466  2,284     20.2506  1,393    10.1747  473      10.2662    955     10.0428    794    12.5719    590


  1998
  ----
Jan. 31    $12.1695  3,300    $ 9.9904    565   $ 8.1282  129     $ 7.6501    775    $ 5.5304  1,297   $11.1563  1,028
Feb. 28     13.0024  3,173     10.7931    585     8.6774  118       8.4468    805      6.7181  1,096    11.7157    947
Mar. 31     13.5648  3,151     11.6385    674     8.9702  128       8.8372    811      6.6516  1,293    12.5918    908
Apr. 30     13.7534  3,078     11.8785    737     9.0305  118       8.8692    774      6.0423  1,541    12.3059    772
May  31     13.6513  3,043     12.0810    731     7.7286  114       7.6660    723      5.1326  1,041    10.7345    729
June 30     13.5334  2,990     11.8684    726     7.0025  106       6.9139    717      4.5753  1,224    10.3664    704
July 31     13.6628  2,939     11.9438    729     7.2499  101       6.9590    705      4.2437  1,172    10.8567    690
Aug. 31     11.6273  2,721     10.4199    715     5.1207   95       5.2466    675      3.5826  1,164     7.3350    584
Sep. 30     11.2898  2,670      9.9605    708     5.5153  104       5.4944    649      4.2129  1,084     8.0688    614
Oct. 31     12.1816  2,590     10.2927    735     6.0885  114       6.3041    670      5.5334  1,628     8.7289    598
Nov. 30     12.8187  2,554     10.8758    687     6.5622  128       6.9960    696      5.7956  1,269     9.1179    583
Dec. 30     13.0717  2,509     11.3214    717     6.4419  116       6.7934    648      5.8074  1,469     8.5494    545

FIDELITY FUNDS
UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
               Kodak            Eastman        Fidelity Managed                          Fidelity          Fidelity
             Stock Fund        Stock Fund      Income Portfolio    Fidelity Fund       Puritan Fund      Magellan Fund
           ---------------   ---------------   ----------------   ----------------   ----------------   ---------------
             Unit              Unit              Unit               Unit               Unit               Unit
            Value   Units     Value   Units     Value   Units      Value    Units     Value    Units     Value   Units
  1998
  ----
Jan. 31    $14.84   1,141    $13.43   2,228     $1.00  314,230    $29.96     703     $19.55    1,090    $ 96.30   451
Feb. 28     14.92   1,086     14.74   1,830      1.00  320,209     32.03     725      20.31    1,084     103.60   432
Mar. 31     14.76   1,093     15.16   1,576      1.00  323,466     33.62     727      20.78    1,086     108.81   421
Apr. 30     16.38     968     15.44   1,435      1.00  326,340     33.87     738      20.90    1,086     110.07   420
May  31     16.20   1,001     15.04   1,427      1.00  326,575     33.66     724      20.87    1,083     105.15   440
June 30     16.58     980     14.00   1,559      1.00  326,389     35.22     720      21.14    1,101     109.63   436
July 31     19.02     864     12.79   1,876      1.00  322,668     35.37     738      21.09    1,089     108.81   433
Aug. 31     17.70     844     11.64   2,192      1.00  317,632     28.79     781      19.02    1,091      91.96   434
Sep. 30      0.00       0      0.00       0      0.00        0      0.00       0       0.00        0       0.00     0
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
Oct. 31
Nov. 30
Dec. 30

NOTE 7:  SIGNIFICANT INVESTMENTS

The following table represents investments having a value equal to or greater than 5% of net assets at December 30, 1999:
<CAPTION)
(in thousands)

                                               Principal             Fair or
                        Maturity    Interest   Amount or             Contract
    Investment            Date        Rate    Shares/Units   Cost     Value
    ----------          ----------  --------  ------------   ----    --------
Eastman Kodak Company
  common stock             N/A         N/A       5,825  $  370,255  $  372,703
Principal Mutual Life
  Ins. #4-20445-2       11/15/2007     7.7%   $424,684     424,684     424,684
Kodak S&P 500 Fund         N/A         N/A      14,203     334,053     490,689
                                                        ----------  ----------
  TOTAL                                                 $1,128,992  $1,288,076
                                                        ==========  ==========

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

NOTE 9:  RELATED PARTY TRANSACTIONS

During 1998 and 1997, certain Plan investments were shares of mutual funds managed by Fidelity Investments. Fidelity Management Trust Company was the trustee for ECC participants until September 1998; therefore, these transactions constitute related party transactions. Fees paid by the Plan to Fidelity Investments for management services amounted to $41,000 and $56,000 for the fiscal years ended December 30, 1998 and 1997, respectively.

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




                                    * * * * *

                                                                Schedule I

            EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                           SCHEDULE OF INVESTMENTS
                              December 30, 1999
                               (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
BOSTON SAFE FUNDS
  5 TO 8 YEAR TIME HORIZON
   FUND

Kodak GIC Fund                        564          $  9,760          $ 10,760
Kodak Russell 2000 Fund               153             1,773             2,142
Kodak EAFE Equity Index               209             2,526             3,402
Kodak Lehman Aggregate Fund           907            10,303            10,727
Kodak S&P 500 Fund                    346             8,955            11,977
Kodak Stock Fund                       18               422               392
Kodak Emerging Mkts. Index             86               650               875
                                                   --------          --------
     Total                                         $ 34,389          $ 40,275
                                                   ========          ========
Percent of Net Assets                                                    0.7%

  8 TO 20 YEAR TIME HORIZON
   FUND

Kodak GIC Fund                        432          $  7,447           $ 8,242
Kodak Russell 2000 Fund               515             5,903             7,210
Kodak EAFE Equity Index               880            10,488            14,314
Kodak Lehman Aggregate Fund           695             7,836             8,216
Kodak S&P 500 Fund                    764            18,899            26,420
Kodak Stock Fund                       61             1,435             1,322
Kodak Emerging Mkts. Index            361             2,845             3,678
                                                   --------          --------
     Total                                         $ 54,853          $ 69,402
                                                   ========          ========
Percent of Net Assets                                                    1.2%

  20 OR MORE YEAR TIME HORIZON
   FUND

Kodak Russell 2000 Fund               472          $  5,511           $ 6,610
Kodak EAFE Equity Index               672             8,321            10,935
Kodak S&P 500 Fund                    577            15,119            19,973
Kodak Stock Fund                       56             1,315             1,212
Kodak Emerging Mkts. Index            441             3,550             4,495
                                                   --------          --------
     Total                                         $ 33,816          $ 43,225
                                                   ========          ========
Percent of Net Assets                                                    0.7%

                                                           Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               SCHEDULE OF INVESTMENTS
                                  December 30, 1999
                                    (in thousands)
                                     Maturity          Interest      Contract
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
  FIXED INCOME FUND

Group Annuity Contracts
  Aetna Life Insurance Co.       01/03/01-04/01/03   6.72%- 9.25%   $  436,044
  Bankers Trust                      12/31/02           7.58%          125,772
  CDC Capital                        03/31/04           6.21%          113,562
  Continental Assurance Co.          03/01/01           8.86%           71,618
  John Hancock Mutual Life
   Insurance Co.                 03/01/00-03/31/08   6.21%-10.10%      555,716
  Metropolitan Life Insurance Co. 1/12/02-01/15/08   5.08%- 7.34%      154,472
  Monumental Life Insurance Co.      02/15/06           5.72%          102,566
  New York Life Insurance Co.    12/31/04-10/01/07   7.15%- 8.39%      275,810
  Principal Mutual Life
   Insurance Co.                 11/23/03-11/01/08   6.31%- 7.70%      941,318
  Provident National Assurance
   Co.                               12/01/00           8.40%           93,074
  The Prudential Life Insurance
   Co. of America                12/31/03-10/02/06   7.75%- 7.97%      498,287
                                                                    ----------
     Total                                                          $3,368,239
                                                                    ==========
Percent of Net Assets                                                    56.8%

                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
Common/Collective Trusts
  TBC Inc. Daily Liquidity Fund    $9,944          $  9,944          $  9,944
                                                   ========          ========
Percent of Net Assets                                                    0.2%


  LEHMAN BROTHERS AGGREGATE
   BOND INDEX FUND

Kodak Lehman Aggregate Fund           430          $  4,957          $  5,084
                                                   ========          ========
Percent of Net Assets                                                    0.1%

                                                           Schedule I (Cont'd)

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1999
                                 (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  S&P 500 LARGE STOCK INDEX
   FUND

Kodak S&P 500 Fund                 12,516          $291,080          $432,319
                                                   ========          ========
Percent of Net Assets                                                    7.3%

  NON-U.S. STOCK INDEX FUND

Kodak EAFE Equity Index               480          $  6,920          $  7,796
Kodak Emerging Mkts. Index             87               772               890
                                                   --------          --------
     Total                                         $  7,692          $  8,686
                                                   ========          ========
Percent of Net Assets                                                    0.1%

  RUSSELL 2000 SMALL STOCK
   INDEX FUND

Kodak Russell 2000 Fund             1,883          $ 22,472          $ 26,324
                                                   ========          ========
Percent of Net Assets                                                    0.4%

  KODAK STOCK FUND

Eastman Kodak Company Common
  Stock                             5,690          $367,083          $369,777
                                                   ========          ========
Percent of Net Assets                                                    6.2%

Common/Collective Trust
TBC Inc. Daily Liquidity Fund     $15,953          $ 15,953          $ 15,953
                                                   ========          ========
Percent of Net Assets                                                    0.3%

  PIMCO TOTAL RETURN FUND

PIMCO Funds Pac.
  Investment Mgmt. Ser.               934          $  9,774          $  9,271
                                                   ========          ========
Percent of Net Assets                                                    0.2%

                                                           Schedule I (Cont'd)

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                                December 30, 1999
                                 (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  MAS HIGH YIELD FUND

MAS Funds High Yield
  Securities Portfolio              1,656          $ 15,168          $ 14,344
                                                   ========          ========
Percent of Net Assets                                                    0.2%

  FIDELITY PURITAN FUND

Fidelity Puritan Tr
  Puritan Fund                      4,925          $ 86,830          $ 93,482
                                                   ========          ========
Percent of Net Assets                                                    1.6%

  T. ROWE PRICE EQUITY INCOME
   FUND

T. Rowe Price Equity
  Income Fund                       1,213          $ 31,162          $ 29,930
                                                   ========          ========
Percent of Net Assets                                                    0.5%

  FIDELITY GROWTH AND INCOME
   FUND

Fidelity Securities Fund
  Growth & Income Portfolio         1,680          $ 68,356          $ 79,072
                                                   ========          ========
Percent of Net Assets                                                    1.3%

  PUTNAM INVESTORS FUND

Putnam Investors Fund Inc.
  CL                                4,695          $ 67,376          $ 89,684
                                                   ========          ========
Percent of Net Assets                                                    1.5%

  PUTNAM VISTA FUND

Putnam Vista Fund Inc. CL           2,308          $ 32,904          $ 40,488
                                                   ========          ========
Percent of Net Assets                                                    0.7%

                                                           Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               SCHEDULE OF INVESTMENTS
                                  December 30, 1999
                                    (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  PBHG GROWTH FUND

PBHG Funds Inc. Growth Fund           812          $ 27,414          $ 37,842
                                                   ========          ========
Percent of Net Assets                                                    0.6%


  T. ROWE PRICE SMALL-CAP
   VALUE FUND

T. Rowe Price Small Cap. Value
  Fund Inc. Cap. Stk.               1,269          $ 26,313          $ 22,100
                                                   ========          ========
Percent of Net Assets                                                    0.4%


  SKYLINE SPECIAL EQUITY FUND

Skyline Fund Special
  Equities Portfolio                  771          $ 16,334          $ 12,059
                                                   ========          ========
Percent of Net Assets                                                    0.2%


  PUTNAM OTC & EMERGING GROWTH
   FUND

Putnam OTC & Emerging
  Growth Fund CL                    2,373          $ 62,415          $ 86,946
                                                   ========          ========
Percent of Net Assets                                                    1.5%


  MAS VALUE FUND

MAS Funds Value Portfolio           1,300          $ 21,052          $ 15,654
                                                   ========          ========
Percent of Net Assets                                                    0.3%


                                                           Schedule I (Cont'd)

                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                SCHEDULE OF INVESTMENTS
                                   December 30, 1999
                                     (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK FUND

Common Stocks
  AAR Corp.                            14          $    216          $    254
  Aaron Rents Inc. Com.                38               515               665
  Abgenix Inc. Com.                     4               197               569
  Abrams Inds. Inc.                     5                32                20
  Aceto Corp.                           1                15                15
  Acnielsen Corp.                       7               162               165
  ACX Technologies Inc. Com.           36               480               376
  Acxiom Corp. Com.                    66             1,073             1,612
  ADC Telecommunications Inc.          35             1,057             2,502
  Advanced Digital Information Corp.    3                80               149
  Advanced Energy Inds. Inc.           13               387               600
  Advent Software Inc.                  2                90               107
  Aeroflex Inc.                        18               151               171
  Affiliated Managers Group
    Inc. Com.                           2                46                56
  Agribrands Intl. Inc. Com.            2                29               106
  Albany Intl. Corp. CL A              22               430               337
  Alberto Culver Co. CL A              23               546               506
  Alexander & Baldwin Inc.             64             1,669             1,440
  Alkermes Inc. Com.                    7               199               340
  Alleghany Corp. Del.                  1                38                37
  Allen Telecom Inc. Com.              51               449               530
  Alliance Atlantic Commns. Inc.
    CL B                                2                31                19
  Alliant Energy Corp. Com.             3                86                85
  Allou Health & Beauty Cate Inc.
    CL A                                5                21                30
  Alpharma Inc. CL A Com.              16               527               482
  Alterra Healthcare Corp. Com.        41               537               309
  Ambanc Hldg. Inc.                     1                16                14
  Amerco Inc. Com.                      4               108               108
  America First Mtg. Ivts. Inc. Com.    1                 2                 2
  America West Hldg. Corp. CL B         1                14                15
  American Annuity Group Inc.           1                 5                 4
  American Axle & Mfg. Hldgs. Inc.      4                62                47
  American Biltrite Inc.                2                42                24

                                                           Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               SCHEDULE OF INVESTMENTS
                                  December 30, 1999
                                   (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  American Business Finl. Svcs. Inc.
    Com.                                2                20                18
  American Financial Group Inc. Ohio
    Com.                                1                33                29
  American Finl. Hldgs. Inc. Com.      12               150               149
  American Freightways Corp. Com.       8               138               131
  American Greetings Corp. CL A        13               314               308
  American Mgmt. Sys. Inc. Com.        27               919               827
  American Natl. Ins. Co.               1                 6                 6
  American Std. Cos. Inc. Del.         30             1,214             1,286
  American Water Works Inc.            18               493               377
  Americredit Corp. Com.               48               540               882
  Ameron International Corp.            3               131               111
  Ampal Amern Israel Corp. CL A         1                 1                 2
  Ampco Pittsburgh Corp.                6                76                57
  Amplicon Inc.                         5                72                58
  Amrep Corp.                           3                19                14
  Amwest Ins. Group Inc.                1                 6                 4
  Anadigics Inc.                        5               206               203
  Annuity and Life RE Hldgs.           16               282               407
  Apogee Enterprises Inc.              38               422               188
  Applied Micro Circuits Corp. CD
    Com.                                9               163             1,082
  Applied Power Inc. CL A Com.         49             1,210             1,751
  Arden Group Inc. CL A                 2                23                53
  Arden Realty Group Inc. Com.         25               479               484
  Ardent Software Inc. Com.            11               237               436
  Ark Restaurants Corp.                 1                 9                 7
  Arkansas Best Corp. Del.             16               107               186
  Armstrong World Inds. Inc. Com.      21             1,006               686
  Arrow Electrs. Inc. Com              27               406               592
  Ashland Inc.                         32             1,032             1,041
  Aspect Dev. Inc. Com.                11               622               755
  Associated Matls. Inc. Com.           4                51                55
  Astoria Finl. Corp. Com.             16               549               498
  Atalanta Sosnoff Cap. Corp.           9                68                74

                                                           Schedule I (Cont'd)

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                               December 30, 1999
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  Atmel Corp. Com.                     15               294               438
  AT&T Corp. Com. Liberty Media A      28               394             1,573
  Audiovox Corp. CL A                   8                65               234
  Autologic Information Intl. Inc.      3                15                 7
  Avant Corp. Com.                     24               339               350
  Avnet Inc. Com.                      22               993             1,305
  B & H Ocean Carriers LTD              3                10                 4
  BISYS Group Inc. Com.                28             1,282             1,689
  BJS Whsl. Club Inc. Com.             42               754             1,488
  Badger Paper Mills Inc.               1                 6                 4
  Baker Michael Corp.                   4                26                26
  Baker J. Inc. Com.                   38               247               189
  Baldwin Technology Inc. CL A         36               166                76
  Ball Corp. Com.                      20               558               756
  Banc West Corp. New Com.             20               400               397
  Bangor Hydro Elec. Co.                1                 8                11
  Bank UTD Corp. Com.                   8               265               218
  Banta Corp.                          13               229               294
  Barnwell Inds. Inc.                   1                 9                 6
  Barr Labs Inc.                       12               416               370
  Bea Sys. Inc. Com.                    2                59               141
  Beazer Homes USA Inc.                 2                52                40
  Bed Bath & Beyond Inc. Com.          46               879             1,575
  Bell Inds. Inc.                      13               201                98
  Bell Microproducts Inc. Com.          5                45                46
  Bergen Brunswig Corp. CL A           46               604               390
  Berkley W. R. Corp. Com.              7               254               149
  Berkshire Bancorp Inc. Del. Com.      1                32                31
  Berlitz Intl. Inc. New                1                23                20
  Beverly Enterprises Inc. Com. New    37               154               162
  Bio Rad Labs Inc. CL A               17               375               393
  Biocryst Pharm. Inc. Del.             6               154               175
  Biovail Corp. Intl. New Com.          6               356               558
  Black Hawk Gaming & Dev. Inc.         1                 6                 5
  Block Drug Inc. CL A                 10               393               279

                                                           Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               SCHEDULE OF INVESTMENTS
                                  December 30, 1999
                                    (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  Blyth Inds. Inc.                     31               788               771
  BNCCORP Inc.                          2                14                 9
  Bogen Communications Intl. Inc.
    Com.                                1                 6                 7
  BOK Finl. Corp. New                   6               159               134
  Borg Warner Automotive Inc.
    Com.                                5               246               210
  Bowne & Co. Inc. Com.                29               368               390
  Briggs & Stratton Corp.              10               512               531
  Brinker Intl. Inc. Com.               9               234               210
  Broadvision Inc.                     16               393             2,815
  Brocade Commn. Sys. Inc. Com.         4               540               673
  Brunswick Corp. Com.                 27               759               612
  Brush Wellman Inc.                    7               125               120
  Buffets Inc.                          9                92                91
  Building One Svcs. Corp. Com.         8               117                80
  Burlington Coat Factory Whse.
    Corp. Com.                         27               394               347
  Burlington Inds. Inc. New
    Com.                              103             1,102               399
  Bush Inds. Inc. Com.                 60               957             1,048
  Butler Mfg. Co. Del.                  3                73                57
  CB Bancshares Inc.                    1                41                41
  CBL & Assoc. PPTYS Inc. Com.          2                40                35
  CBT Grp. Pub. LTD Spons. ADR New     18               607               546
  C Brdg. Internet Solutions Inc.
    Com.                                2                26                88
  CDI Corp. Com.                        7               238               179
  CDW Computer Ctrs. Inc. Com.         31               886             2,270
  CH Energy Group Inc. Com.             6               233               201
  C H Robinson Worlwide Inc.           40             1,092             1,590
  CK Witco Corp. Com.                  35               312               468
  CMI Corp. Okla. CL A                 14                66                94
  CMP Group Inc. Com.                  19               348               520
  CPI Corp.                             5               107               101
  CPAC Inc.                             3                20                21

                                                           Schedule I (Cont'd)

                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                SCHEDULE OF INVESTMENTS
                                   December 30, 1999
                                    (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  CSG Sys. Intl. Inc.                  14               314               560
  CSP Inc.                              2                12                12
  CTS Corp.                             8                63               630
  Cabot Corp. Com.                     21               485               427
  Cabot Oil & Gas Corp. CL A           18               348               296
  Cache Inc. Com. New                   2                16                 9
  California Micro Devices
    Corp.                              21               117               244
  Cambrex Corp. Com.                    2                56                74
  Cambridge Technology Partners
    Mass. Inc. Com.                    41               531             1,045
  Cameron Ashley Bldg. Prods.,
    Inc.                                6                80                65
  Cameron Financial Corp.               1                10                 9
  Canadian Pac. LTD New Com.          200             4,816             4,287
  Canandaigua Brands Inc. CL A
    Com.                               15               559               777
  Capital Corp. of the West Com.        1                14                11
  Capital Crossing Bk. Com.            19               283               247
  Captec Net Lease Rlty. Inc. Com.      1                 1                 1
  Carbide Graphite Corpgroup           26               411               162
  Carlisle Cos. Inc. Com.               9               298               300
  Castle & Cooke Inc.                   9               125               107
  Castle Dental Ctrs. Inc. Com.         3                19                 9
  Catalina Mktg. Corp. Com.            14               628             1,629
  Catherines Stores Corp. Com.          4                21                88
  Chart House Enterprises Inc.
    Com.                               42               229               184
  Charter Communications Inc. Del.
    CL A                               56             1,127             1,235
  Chemfirst Inc. Com.                   1                23                20
  Chesapeake Corp. VA Com.              4               110               109
  Chirex Inc.                           4               111                52
  Chris Craft Inds. Inc. Com.           6               240               454
  Cintas Corp.                         14               513               749
  Cirrus Logic Inc. Com.               20               183               254

                                                           Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               SCHEDULE OF INVESTMENTS
                                  December 30, 1999
                                    (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  Citizens Bkg. Corp. MICH              1                29                25
  Claires Stores Inc. Com.             18               295               416
  Clarcor Inc.                         20               353               360
  Coastcast Corp.                      14               157               211
  Cobra Electrs. Corp.                  1                 6                 4
  Cohesian Technologies Inc. Com.       6                35                51
  Cole Kenneth Prodtns. Inc. CL A       1                23                23
  Coleman Inc. New                      2                15                15
  Colonial Bancgroup Inc. Com.         13               160               133
  Commercial Assets Inc. Del. Com.     14                94                64
  Commercial BK NY                      2                27                22
  Commercial Fed. Corp. Com.           16               352               282
  Commercial Metals Co.                 3               100               100
  Commscope Inc. Com.                  18               367               730
  Community Finl. Group Inc.            1                22                18
  Community TR Bancorp Inc. Com.        1                13                12
  Complete Business Solutions Inc.
    Com.                               14               211               344
  Compucredit Corp. Com.               12               144               459
  Computer Task Group Inc. Com.        19               278               281
  Computer Horizons Corp. Com.         30               349               484
  Concord EFS Inc. Com.                85               940             2,215
  Conexant Systems Inc.                24               219             1,536
  Congoleum Corp. CL A                 19               204                77
  Continental Matls. Corp. Com.         3                27                62
  Cooker Restaurant Corp. New
    Com.                                3                14                 7
  Coors Adolph Co. CL B                 9               330               475
  Cor Therapeutics Inc.                10               210               270
  Corn Prods. Intl. Inc. Com.          28               750               883
  Cornerstone Rlty. Income TR Inc.
    Com.                               19               196               184
  Corporate Office PPTYS TR Com.        7                52                55
  Corrpro Companies Inc.               12                86                74
  Corus Bankshares Inc.                 4               141               101
  Coventry Health Care Inc. Com.       13                87                88

                                                           Schedule I (Cont'd)

                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                 SCHEDULE OF INVESTMENTS
                                    December 30, 1999
                                     (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  Credence Sys. Corp.                   6               271               497
  Critical Path Inc. Com.               4               252               356
  Crown Group Inc. Com.                 3                16                14
  Cummins Engine Inc. Com.             20             1,103               954
  Cumulus Media Inc. CL A              13               335               684
  Curtiss Wright Corp.                  2                63                63
  Cybersource Corp. Del. Com.           5               301               250
  Cymer Inc. Com.                       9               280               409
  DST Sys. Inc. Del.                    6               254               455
  Dain Rauscher Corp. Com.              6               315               279
  Dallas Semiconductor Corp.           20               661             1,215
  Danaher Corp. Com.                   28               612             1,323
  Darden Restaurants Inc.              48               836               845
  Dataram Corp. Com.                    5                12               110
  Datascope Corp.                       2                45                64
  Day Runner Inc.                      67             1,133               250
  Dayton Superior Corp. CL A            3                67                48
  Decorator Inds. Inc. Com.             2                13                10
  Del Monte Foods Co. Com.             13               189               146
  Delta Woodside Inds. Inc. New        84               505               157
  Dental/Med Diagnostic Sys. New
    Com.                                4                25                11
  Department 56 Inc. Com.              32               747               734
  Devry Inc. Del. Com.                 36               659               694
  Dewolfe Cos. Inc.                     3                14                17
  Dexter Corp. Com.                    26             1,000             1,007
  Diagnostic Prods. Corp. Com.          1                13                10
  Diamond Technology Partners Inc.
    CL A                                5               250               382
  Digital Lightwave Inc. Com.           4               132               251
  Dixie Group Inc. CL A                 7                56                53
  Dollar Thrifty Automotive Group
    Inc. Com.                          15               294               360
  Doral Financial Corp.                20               231               247
  Drug Emporium Inc.                    8                37                36
  Dura Automotive Sys. Inc. Com.        5               106                82

                                                           Schedule I (Cont'd)

                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                SCHEDULE OF INVESTMENTS
                                  December 30, 1999
                                    (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  Dura Pharmaceuticals Inc. Com.       11               140               157
  E W Blanch Hldgs. Inc.               12               694               738
  Eastern Utils. Assoc. Com.            1                 9                 9
  Eaton Vance Corp. Non Vtg.
    Com.                               14               487               510
  Echostar Communications Corp.
    New CL A                           25               178             2,300
  Edison Ctl. Corp.                     2                14                14
  Education Mgmt. Corp.                87             1,492             1,237
  Edwards A G Inc. Com                 25               715               813
  Elcor Corp. Com.                     15               161               459
  Electroglas Inc.                     29               424               729
  Electro Rent Corp.                   22               253               260
  Electronic Arts                      18               626             1,472
  Elmira Svgs. Bk. FSB Elmira NY        1                14                13
  Emmis Communications Corp. Com.       4               265               434
  Emulex Corp. New                      4               286               384
  Energen Corp.                        19               347               323
  Energy East Corp. Co.                41             1,034               867
  Enesco Group Inc. Com.               14               295               156
  Entrust Technologies Inc. Com.        3               179               207
  Enzon Inc. Com.                       8               237               368
  Equitable Res. Inc. Com.             13               488               441
  Equity Residential PPTYS TR
    Sh. Ben. Int. Com.                  1                 3                 4
  Escalade Inc.                         2                15                25
  Esquire Commons LTD Com.              1                 1                 0
  Ethan Allen Interiors Inc. Com.       8               258               271
  Evans & Sutherland Computer          25               393               285
  Everest Reins Hldgs. Inc.
    Com.                               33             1,004               730
  Exabyte Corp. Com.                   49               372               385
  Excel Legacy Corp. Com.              23                45                74
  Exodus Communications Inc. Com.       5               224               418
  Exponent Inc. Com.                    1                 8                 7
  Extreme Networks Inc. Com.            9               716               703

                                                           Schedule I (Cont'd)

                     EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                   SCHEDULE OF INVESTMENTS
                                      December 30, 1999
                                        (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  FFW Corp.                             1                20                18
  FMC Corp. New Com.                    9               493               494
  FSF Financial Corp.                   2                21                18
  FVNB Corp. Com.                       1                18                18
  Fairfield Cmntys. Inc.               61               827               652
  Fansteel Inc. Del.                   20               135                79
  Farmer Bros. Co.                      1                59                48
  Farrel Corp. New                      3                 8                 5
  FDX Corp. Com.                       84             1,743             3,486
  Fedders Corp. Com.                   22               135               118
  Federal Screw Wks. Com.               1                20                30
  Federal Signal Corp.                  9               150               142
  Federated Invs. Inc. PA CL B         24               442               479
  Felcor Lodging TR Inc. Com.          43               829               764
  Fidelity Bancorp Inc.                 1                18                17
  First Charter Corp.                   7               139               105
  First Citizens Bancshares
    Inc. N C CL A                       6               444               400
  First Comm. Bancshares Inc.           1                10                 8
  Fiserv Inc. Com.                     49             1,621             1,908
  Flexsteel Inds. Inc.                  1                 9                 9
  Flextronics International LTD        14               148               632
  Flowserve Corp. Com.                 66             1,609             1,114
  Flushing Finl. Corp. Com.            26               393               384
  Footstar Inc. Com.                   10               339               289
  Forest Oil Corp.                     17               185               199
  Forward Air Corp. Com.                7               208               298
  Four Media Co. Com.                   4                27                61
  Franklin Bk. N A Southfield MICH      2                26                23
  Franklin Select Rlty. TR Com.
    SER A                               7                37                50
  Fresh Foods Inc. Com.                 4                23                21
  Friedmans Inc. CL A                   7                64                50
  Fritz Cos. Inc.                      29               305               301
  Fuller H B Co. Com.                   3               205               189

                                                           Schedule I (Cont'd)

                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                SCHEDULE OF INVESTMENTS
                                    December 30, 1999
                                     (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  GZA Geoenvironmental
    Technolog. Inc.                     2                 8                 9
  Garan Inc.                            1                13                15
  Garden Fresh Restaurant Corp.
    CA Com.                             3                64                57
  Gehl Co.                              4                75                70
  Gencor Inds. Inc.                     4                33                23
  Gencorp Inc.                         33               367               301
  General Cable Corp. Del. Com. New    43               445               309
  General Motors Corp. Com.            35             2,165             2,542
  General Semiconductor Inc.
    Com.                               97               974             1,351
  Genesys. Telecommunications
    Laboratories Inc. Com.              3               110               168
  Genlyte Group Inc. Com.              22               352               481
  Genrad Inc.                          12               344               186
  Genzyme Corp. Com.                   20               800               941
  Geon Co. Com.                         2                39                49
  Georgia Pac. Corp. Com. Timber
    Group                             169             3,512             4,109
  Gerber Scientific Inc. Com.          13               310               276
  Getty Images Inc. Com.                8               325               379
  Getty Pete Marketing Inc. Com.        6                21                15
  Giant Group LTD                       3                16                 7
  Gilead Sciences Inc. Com.            10               381               545
  Glatfelter P. H. Co.                 33               527               518
  Gottschalks Inc.                      4                26                26
  Government Technology Svcs. Inc.      1                 1                 1
  Gradco Sys. Inc.                      3                17                 3
  Graham Corp.                          1                 9                 5
  Greenbrier Cos. Inc. Com.             4                63                33
  Greenpoint Finl. Corp. Com.          13               326               297
  Grey Advertising Inc.                 1               120               192
  Griffon Corp. Com.                  152             1,773             1,128
  Group 1 Software Inc. New Com.        2                15                20
  HNC Software Inc. Com.                2               140               196

                                                           Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               SCHEDULE OF INVESTMENTS
                                  December 30, 1999
                                    (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  HPSC Inc.                             2                21                23
  Haemonetics Corp. Mass. Com.          4                87                98
  Hallwood Group Inc. Com. New          1                 5                 5
  Hampton Inds. Inc.                   11                47                23
  Handleman Co. Del.                    4                60                52
  Hansen Nat. Corp.                     3                14                14
  Harbinger Corp. Com.                  5                55               156
  Harcourt Gen. Inc.                    7               231               267
  Harding Lawson Assoc. Group           3                23                25
  Harland John H. Co. Com.             10               199               183
  Harley Davidson Inc. Com.            20               437             1,231
  Harman Intl. Inds. Inc. New Com.     28             1,113             1,512
  Harmonic Inc. Com.                    8               280               705
  Harsco Corp.                         18               679               549
  Harte-Hanks Inc. Com.                35               952               755
  Hartmarx Corp.                       26               133                98
  Hawthorne Finl. Corp.                 2                29                21
  Healthcare Realty Trust Inc.          9               158               132
  Hector Communications Corp.           2                12                21
  Heidrick & Struggles Intl. Inc.
    Com.                                1                16                24
  Heilig Meyers Co.                    13               131                34
  Heist C. H. Corp.                     4                30                24
  Hi-Tech Pharmacal Inc.                3                12                12
  Hilton Hotels Corp. Com.            185             3,290             1,757
  Holly Corp.                           6                79                71
  Hollywood Park Inc.                   1                14                16
  Host Marriott Corp. New Com.        353             7,118             2,998
  Houghton Mifflin Co. Com.             4               167               185
  Huffy Corp. Com.                     16               231                86
  Hughes Supply Inc. Com.               5               115               108
  Hussman Intl. Inc. Com.              60               852               904
  Hutchinson Technology Inc. Com.      15               305               305
  ICG Communications Inc. Com.         53             1,132               981
  IDEC Pharmaceuticals Corp. Com.       9               188               827
  ILX Inc. Com. New                     1                 7                 2

                                                           Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                               December 30, 1999
                                 (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  IPC Communications Inc. New Com.      1                12                14
  ITLA Cap. Corp.                       9               143               109
  ITT Edl. Svcs. Inc. Com.             39               742               604
  ITT Inds. Inc. Ind. Com.             36             1,219             1,207
  Imation Corp. Com.                    1                19                34
  Imperial Bancorp                      1                10                11
  Independence Cmnty. Bk. Corp. Com.    2                18                18
  Infospace Com. Inc. Com.             10               552             2,137
  Integrated Electrical Svcs. Inc.
    Com.                               15               228               136
  Integra Inc. Com.                     5                20                 8
  Inter Parfums Inc. Com.               1                 8                10
  Intercontinential Life Corp.          4                40                36
  Intergraph Corp.                     19               182                87
  Interlinq Software Corp.              7                38                24
  Intermedia Communications            34               938             1,315
  International Aircraft Invs.
    Com.                                2                14                13
  International Multifoods Corp.        9               182               112
  International Rectifier Corp.
    Com.                               17               149               436
  International Specialty Prods.
    Inc. New Com.                      50               539               450
  Interpool Inc. Com.                  35               320               257
  Iron Mountain Inc. Del.              33               733             1,281
  IT Group Inc. Com.                   10               103                92
  Itron Inc.                           51               566               290
  I2 Technologies Inc.                 21               813             4,088
  JDA Software Group Inc.               3                55                49
  JSB Finl. Inc.                        4               185               187
  Jabil Circuit Inc. Com.              38               968             2,789
  Jacksonville Bancorp Inc.             1                11                 9
  Jacobs Engr. Group Inc. Com.          1                21                22
  Johns-Manville Corp. New Com.        14               162               198
  Jones Pharma Inc.                    16               490               704
  Justin Inds. Inc.                    50               550               744
  JWGenesis Finl. Corp. Com.            2                32                58

                                                           Schedule I (Cont'd)

              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            SCHEDULE OF INVESTMENTS
                             December 30, 1999
                              (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  K2 Inc. Com.                         30               270               228
  Kaman Corp. CL A                     31               376               389
  Kankakee Bancorp Inc.                 1                11                 8
  Kansas City Life Ins. Co.             4               147               145
  Katy Inds. Inc.                       4                46                28
  Kaufman & Broad Home Corp. Com.       4                83                86
  Keithley Instrs. Inc. Com.            3                19                59
  Kellwood Co.                          9               266               182
  Kelly Svcs. Inc. CL A                12               344               309
  Kennametal Inc. Com.                 53             1,596             1,749
  Kewaunee Scientific Corp.             2                10                15
  Kimball Intl. Inc. CL B              23               468               372
  Knight Ridder Inc.                   54             1,838             3,231
  Korn Ferry Intl. Com. New            17               420               631
  Kronos Inc.                           7               204               405
  Krug Intl. Corp.                      1                 1                 0
  Kulicke & Soffa Inds. Inc.           12               298               495
  LNR PPTY Corp. Com.                  15               337               289
  LTX Corp.                            18               283               386
  Labranche & Co. Inc. Com.            14               188               173
  Ladd Furniture Inc. Com. New          1                16                20
  Lafarge Corp. Com.                   18               606               492
  Lamar Advertising Co. CL A           29               874             1,724
  Lamson & Sessions Co.                27               186               131
  Lancaster Colony Corp. Com.          32               928             1,032
  Lattice Semiconductor Corp. Com.      1                52                59
  Lecroy Corp. Com.                    23               383               278
  Legato Sys. Inc. Com.                 8               406               543
  Lennar Corp. Com.                    14               247               224
  Libbey Inc. Com.                     13               320               363
  Liberty Digital Inc. CL A            12               452               810
  Liberty Finl. Cos. Inc. Com.          1                 3                 2
  Lifepoint Hosps. Inc. Com.           15               182               168
  Lightbridge Inc.                     10               213               293
  Lincoln Elec. Hldgs. Inc. Com.       26               480               524
  Linear Technology Corp. Com.         14               313               961

                                                           Schedule I (Cont'd)

                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               SCHEDULE OF INVESTMENTS
                                  December 30, 1999
                                   (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  Liz Claiborne Inc. Com.              16               622               619
  Loehmann's Inc. Com. New              5                 9                 0
  London Pacific Group LTD
    ADR Sponsored                       5                80               159
  Louis Dreyfus Nat. Gas Corp.
    Com.                               10               187               167
  Louisiana Pac. Corp. Com.            49               594               691
  Lubrizol Corp.                       24               645               735
  Lubys Inc. Com.                      15               224               162
  M D C Hldgs. Inc.                    16               292               249
  MFRI Inc. Com.                        2                17                 9
  M. H. Meyerson & Co. Inc. Com.        3                13                15
  M/I Schottenstein Homes Inc.
    New Com                             5               123                75
  MKS Instrs. Inc.                     12               179               409
  MSC Indl. Direct Inc. CL A           74               696               948
  MYR Group Inc.                        2                11                49
  Magnetek Inc. Com.                   14               150               102
  Maine Pub. Svc. Co.                   1                12                12
  Mallinckrodt Inc. New                37             1,194             1,166
  Marlton Technologies Inc.             1                 2                 1
  Marriott Intl. Inc. New  CL A       152             4,356             4,693
  Marten Trans. LTD Com.                1                 4                 4
  Massbank Corp. Reading Mass.
    Com.                                2                59                63
  Maxco Inc.                            2                10                16
  Max & Ermas Restaurants Inc.          1                 8                 9
  McLeod USA Inc. CL A                 20               286             1,196
  Meadow Vy Corp.                       2                 9                 7
  Medeva PLC Sponsored ADR             12                84               125
  Media Gen. Inc. CL A                  1                10                16
  Medicis Pharmaceutical Corp.
    CL A New Com.                       2                86               101
  Medimmune Inc. Com.                   8               318             1,364
  Mediware Information Sys. Inc.        3                23                23
  Medstone Intl. Inc.                   3                23                14
  Mentor Corp. Minn. Com.              12               291               309

                                                           Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               SCHEDULE OF INVESTMENTS
                                 December 30, 1999
                                  (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  Mentor Graphics Corp. Com.           56               547               725
  Merant PLC Sponsored ADR              8                75               258
  Mercury Interactive Corp.             1                17                21
  Merix Corp.                          23               338               263
  Mesa Air Group Inc.                  23               157               109
  Mestek Inc.                           1                19                22
  Metris Cos. Inc.                     46             1,147             1,663
  Micrel Inc.                          34               680             1,933
  Micro Whse. Inc. Com.                19               249               345
  Microchip Technology Inc. Com.       14               796               964
  Micromuse Inc.                        4               448               623
  Miller Herman Inc. Com.              11               185               261
  Mindspring Enterprises Inc.           1                41                32
  Mine Safety Appliances Co.            2               126               137
  Minerals Technologies Inc.
    Com.                               12               463               479
  Modis Prof. Svcs. Inc. Com.          32               348               454
  Molex Inc. CL A                      36             1,108             1,618
  Morrison Knudsen Corp. New Com.      14               144               110
  Mueller Inds. Inc. Com.              20               412               704
  Murphy Oil Corp. Com.                17               898             1,005
  NBC Internet Inc. CL A                4               244               300
  NCR Corp. New                        35             1,168             1,279
  NCS Healthcare Inc. CL A              6                30                14
  NFC PLC Sponsored ADR                 1                18                28
  National Home Health Care
    Corp.                               3                18                12
  National Svc. Inds. Inc. Com.         3                78                74
  National Westn. Life Ins. Co.         1                89                71
  Navigant Consulting Inc. Com.        13               152               137
  Nelson Thomas Inc.                   18               207               168
  Netopia Inc.                          1                32                33
  Network Appliance Inc. Com.          23               704             1,952
  Network Solutions Inc. Com.           5               770             1,085
  New Brunswick Scientific Inc.         8                45                45
  New Centy Finl. Corp. Com.            7                84               109

                                                           Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               SCHEDULE OF INVESTMENTS
                                  December 30, 1999
                                   (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  New Plan Excel Rlty. TR Inc. Com.     2                44                31
  Noland Co.                            2                37                32
  North Cent Bancshares Inc.            1                11                 8
  Northeast Ind. Bancorp Inc. Com.      1                 7                 7
  Nova Chemicals Corp. Com.             1                 4                 4
  Nova Corp. GA                        15               497               477
  Novellus Sys. Inc.                    8               426               903
  Novoste Corp.                         7               153               124
  Nuevo Energy Co. Com.                20               278               353
  OEA Inc. Com.                        83             1,842               410
  Office Depot Inc. Com.               74             1,045               811
  Oglebay Norton Co.                    2                32                38
  Oilgear Co. Com.                      3                34                22
  Olsten Corp. Com.                    31               294               347
  Omnicare Inc. Com.                   52               564               635
  Omnova Solutions Inc. Com.           61               539               458
  One Price Clothing Stores Inc.        2                 8                 5
  Opinion Resh Corp.                    3                14                27
  Owens & Minor Inc. New               52               552               450
  Oxford Inds. Inc. Com.                1                35                26
  PLM Intl. Inc. Com. New               5                20                29
  PMA Capital Corp. CL A Com.          13               267               260
  PMC Sierra Inc.                      13               298             1,946
  PMI Group Inc.                       14               731               661
  PRI Automation Inc. Com.             12               419               780
  PS Group Hldgs. Inc.                  3                26                28
  PVF Capital Corp. Com.                1                 3                 3
  Pacific Centy. Finl. Corp.
    Com.                               52             1,191               976
  Pacific Gulf PPTYS Inc.               8               153               163
  Pan Pac. Retail PPTYS Inc. Com.       4                84                71
  Park Pl. Entmt. Corp. Com.           53               586               665
  Patrick Inds. Inc.                    1                12                 7
  Paxar Corp.                          67               584               544
  Paychex Inc. Com.                    20               332               834
  Pechiney Sponsored ADR               14               220               478

                                                           Schedule I (Cont'd)

                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               SCHEDULE OF INVESTMENTS
                                 December 30, 1999
                                   (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  Peerless Mfg. Co.                     1                 8                10
  Pegasus Communications Corp. CL      16               714             1,474
  Penn. Engr. & Mgr. Corp.
    Non-Vtg.                           11               270               257
  Penn. VA Corp.                        4                84                67
  Pennzoil Quaker St. Co. Com.         52               765               544
  Pentair Inc. Com.                     1                54                44
  Pep Boys Manny Moe & Jack Com.       15               152               140
  Pepsi Bottling Group Inc. Com.       50               852               828
  Peregrine Sys. Inc. Com.             18               731             1,466
  Petroleum Geo. Svcs. A S
    Sponsored ADR                      12               183               213
  Pharmacyclics Inc. Com.               8               297               297
  Phelps Dodge Corp. Com.               1                11                13
  Piccadilly Cafeterias Inc. Com.       6                50                22
  Pioneer Group Inc.                  173             4,472             2,682
  Pioneer Nat. Res. Co.               200             4,429             1,713
  Pioneer Standard Electrs.
    Inc.                               33               344               474
  Pittston Bax. Group Com.             12                81               124
  Pittway Corp. Del. CL A              24               677             1,080
  Policy Mgmt. Sys. Corp. Com.         33               909               850
  Polycom Inc.                          2                50               131
  Prentiss PPTYS TR Sh. Ben. Int.
    Com.                               12               264               251
  Premiumwear Inc.                      2                 9                11
  Price Communications Corp. New
    Com.                               14               251               389
  Pride Intl. Inc. Com.                31               206               416
  Prime Group Realty TR Sh. Ben. Int.   7               121               103
  Primesource Corp.                    10                97                48
  Prologis TR Sh. Ben. Int.            18               332               352
  Promedco Management Co. Com.          9                57                25
  Provident Finl. Group Inc. Com.       4               145               125
  Proxicom Inc. Com.                    2                96               197
  Public Svc. Co. N. Mex. Com.         16               355               267
  QRS Corp. Com.                        5               308               447

                                                           Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                              SCHEDULE OF INVESTMENTS
                                 December 30, 1999
                                  (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  Quaker City Bancorp Inc. Com.         3                43                57
  Quaker Chem. Corp. Com.              13               181               192
  Quanex Corp.                          7               186               173
  Quest Diagnostics Inc. Com.          12               372               365
  Quintiles Transnational Corp. Com.   30             1,219               568
  Quipp Inc.                            1                10                15
  RF Micro Devices Inc. Com.            5               122               358
  R G S Energy Group Inc. Com.         14               369               300
  Radian Group Inc.                     9               389               426
  Railamerica Inc.                      3                24                28
  Railtex Inc.                          6                77               105
  Ralcorp Hldgs. Inc. New Com.         22               392               419
  Rank Group PLC Sponsored ADR          7                56                40
  Rayonier Inc. Com.                  110             4,225             5,177
  Read Rite Corp. Com.                108               882               542
  Real Networks Inc. Com.               5               276               570
  Redback Networks Inc. Com.            2               307               417
  Reeds Jewelers Inc.                   1                 1                 1
  Refac Com.                            2                14                 7
  Remedy Corp. Com.                     8               237               357
  Rent A Ctr. Inc. New Com.            28               528               553
  Rent Way Inc. Com.                   10               240               193
  Resmed Inc.                          31             1,105             1,230
  Rex Stores Corp.                      9               297               304
  Rexall Sundown Inc. Com.             42               635               449
  Rexam PLC Sponsored ADR New          13                46                54
  Reynolds & Reynolds Co. CL A         65             1,003             1,454
  Richardson Electrs. LTD              29               192               218
  Richton Tntl. Corp. Com.              1                15                16
  Roslyn Bancorp Inc. Com.             18               321               331
  Ruddick Corp. Com.                   11               148               177
  Russ Berrie & Co. Inc. Com.           5               117               134
  Russell Corp.                        13               187               217
  Ryerson Tull. Inc. Com.               7               125               126
  Ryland Group Inc.                     4                89                85

                                                           Schedule I (Cont'd)

                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                  SCHEDULE OF INVESTMENTS
                                     December 30, 1999
                                      (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  SDL Inc.                             10               502             2,097
  SFX Entmt. Inc. CL A Com.            41             1,226             1,488
  SJW Corp.                             2                74               192
  SL Inds. Inc.                         3                34                40
  SPX Corp.                            14             1,078             1,088
  S3 Inc. Com.                         23               121               256
  Santa Fe Snyder Corp. Com.           39               234               301
  Santos LTD Sponsored ADR              7                82                72
  Sasol LTD Sponsored ADR              28               123               227
  Savoir Technology Group Inc. Com.     3                24                19
  Schein Henry Inc. Com.               57               746               736
  Scherer Healthcare Inc.               1                 4                 3
  Schultz Sav. O Stores Inc.            2                30                21
  Scott Technologies Inc. Com.         40               529               750
  Sea Containers LTD CL A               9               256               225
  Selas Corp. Amer.                     3                34                21
  Shaw Inds. Inc. Ga. Com.             28               382               419
  Shire Pharmaceuticals Group PLC
    Sponsored ADR                       1                15                21
  Sicor Inc. Com.                       7                30                55
  Sigmatron Intl. Inc.                  1                10                 8
  Silicon Valley Bancshares
    Com.                                1                17                20
  Siliconix Inc. New                    2                72               198
  Skyline Corp.                         3                81                70
  Smithfield Foods Inc. Com.           42               791             1,003
  Snap On Inc. Com.                    30             1,044               829
  Sonesta Intl. Hotel Corp.             2                15                14
  Sonic Corp.                           4               110               124
  Southern Mo. Bancorp Inc. Com.        1                10                 9
  Southwest Secs. Group Inc.            2                42                41
  Spacelabs Med. Inc. Com.             22               478               406
  Sparton Corp.                         1                 6                 6
  Speedway Motorsports Inc. Com.       25               893               677
  Speizman Inds. Inc.                   6                33                29
  Spiegel Inc. CL A Non-vtg             8                88                52

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                            SCHEDULE OF INVESTMENTS
                               December 30, 1999
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  Sportsmans Guide Inc. Com. New        2                14                 6
  Sport Chalet Inc.                     6                19                32
  Springs Inds. Inc. CL A               5               203               203
  Standard Mgmt. Corp.                  4                28                19
  Standard Microsystems Corp.          50               446               553
  Standard Mtr. Prods. Inc.             1                14                13
  Standard Register Co. Com.            5               128                90
  Standex Intl. Corp. Com.              1                29                25
  Starrett L. S. Co. CL A               4               100                80
  Staten Is. Bancorp Inc. Com.         14               278               248
  Steel Technologies Inc.               3                23                42
  Steris Corp. Com.                    30               335               313
  Sterling Bancorp Com.                 5                82                87
  Sterling Finl. Corp/Spokane           3                51                36
  Sterling Software Inc. Com.          31               822               959
  Stride Rite Corp. Com.               40               341               248
  Student Ln. Corp.                     3               133               149
  Sunglass Hut Intl. Inc. Com.         33               206               382
  Sunrise International Leasing         5                23                28
  Superior Uniform Group Inc. Com.      5                66                49
  Supervalu Inc. Com.                   1                19                16
  Suprema Specialties Inc.              2                14                14
  Sybase Inc. Com.                     24               236               408
  Sybron Chem. Inc.                     1                11                10
  Symantec Corp. Com.                  18               857             1,034
  Syms Corp.                            5                50                25
  Systems & Computer Technology        61               753               964
  TFC Enterprised Inc.                  1                 3                 4
  TJ Intl. Inc. Com.                    1                37                50
  TLC Laser Eye Ctrs. Inc. Com.         9               124               115
  TMP Worldwide Inc. Com.               9               535             1,264
  TNP Enterprises Inc. Com.             2                58                75
  TRC Cos. Inc.                         4                17                31
  Tab Prods. Co.                        1                11                 9
  Team Inc.                             5                22                 8
  Tecumseh Prods. Co. Com.             14               776               596

                                                           Schedule I (Cont'd)

                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               SCHEDULE OF INVESTMENTS
                                  December 30, 1999
                                    (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  Tektronix Inc. Com.                   9               308               357
  Teleflex Inc. Com.                    9               345               295
  Temtex Inds. Inc.                     4                13                 6
  Tesoro Pete Corp.                    10               189               114
  Theragenics Corp.                     7                87                63
  Timberland Co. CL A                   4               182               203
  Titan Corp.                           2                56                93
  Titan Pharmaceuticals Inc. Del.      12               217               231
  Todd AO Corp.                         5                33               144
  Topps Inc.                           18               192               182
  Total Renal Care Hldgs. Inc.         28               246               175
  Trans Lux Corp.                       1                 9                 6
  Trenwick Group Inc. Com.             18               490               312
  Triarc Cos. Inc. CL A                 9               188               164
  Tricon Global Restaurants
    Inc. Com.                          65             2,499             2,498
  Trigon Healthcare Inc. Com.           9               209               271
  Trinity Inds. Inc.                   29             1,207               809
  Triquint Semiconductor Inc. Com.      2               143               251
  Trizec Hahn Corp. Sub Vtg.          115             1,589             1,969
  True North Communications
    Inc. Com.                          30               943             1,320
  Trust Co. NJ Jersey City New          1                19                18
  Tuesday Morning Corp. Com. New        1                33                23
  UMB Finl. Corp.                      10               340               370
  URS Corp. New                         2                37                39
  USA Networks Inc. Com.               34               484             1,828
  USG Corp. New Com.                   13               600               583
  US Foodservice Com.                  50               737               819
  USEC Inc. Com.                       43               357               299
  U S Home Corp. New Com.               1                27                20
  U S Inds. Inc. New Com.              61               982               858
  Ultramar Diamond Shamrock
    Corp. Com.                         35               811               759
  United Indl. Corp.                    7                64                64
  United Wis. Svcs. Inc. New Com.      17               152                66

                                                           Schedule I (Cont'd)

                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                  SCHEDULE OF INVESTMENTS
                                    December 30, 1999
                                      (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  Universal Foods Corp. Com.           32               625               640
  Univision Communications Inc.
    CL A                               23               493             2,343
  Unova Inc. Com.                      43               668               543
  U. S. Freightsway Corp. Com.          1                 7                 9
  USWEB Corp. Com.                     34               783             1,550
  Valassis Communications Inc. Com.    26               994             1,119
  Value City Dept. Stores Inc.          7               123               101
  Varian Med. Sys. FNC Com.            24               413               698
  Varian Inc. Com.                     22               346               505
  Varian Semiconductor Equipment
    Assocs. Inc.                       29               498               989
  Veeco Instrs. Inc. Del. Com.          4               135               192
  Venture Catalyst Inc. Utah Com.       6                33                30
  Verisign Inc. Com.                   12               624             2,098
  Verticalnet Inc. Oc-Com.              7               428             1,089
  Viad Corp. Com.                      38             1,068             1,074
  Viatel Inc.                          22               458             1,162
  Video Display Corp.                   2                16                 7
  Village Super Mkt. Inc. CL A
    New                                 3                28                38
  Viropharma Inc. Com.                  8               160               320
  Vishay Intertechnology Inc. Com.     67             1,149             2,010
  Vodavi Technology Inc. Com.           3                 8                 9
  Wabash Natl. Corp. Com.              11               142               171
  Wacoal Corp. ADR                      5               250               202
  Waddell & Reed Finl. Inc. CL A       19               483               517
  Wainwright Bk. & TR Co. Boston
    Mass                                2                13                11
  Walter Inds. Inc. Com.               59               844               635
  Washington Homes Inc. New Com.        4                28                20
  Waste Mgmt. Inc. Del. Com.          196             5,243             3,295
  Watsco Inc. CL A                     13               150               150
  Weis Mkts. Inc.                       2                64                91
  Wells Finl. Corp.                     1                 9                 7

                                                           Schedule I (Cont'd)

                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                             SCHEDULE OF INVESTMENTS
                               December 30, 1999
                                 (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common Stocks (Cont'd)
  West Pharmaceutical Svcs. Inc.
    Com.                                1                 8                 6
  Westcoast Energy Inc.                10               205               169
  Western Res. Inc. Com.               44               954               757
  Westinghouse Air Brake               13               191               210
  Weston Roy F. Inc. New Ser. A        27               140                54
  Wet Seal Inc. CL A Com.              10               145               122
  Weyerhaeuser Co. Com.                 1                 4                 6
  White Mountains Ins. Grp. Inc.        3               320               299
  Whole Foods Mkt. Inc.                32             1,127             1,478
  Wiley John & Sons Inc. CL A          16               280               282
  Williams Sonoma Inc. Com.            27               919             1,194
  Winstar Communications Inc. Com.     14               446             1,027
  Winston Hotels Inc. Com.              9               101                73
  Wolohan Lmbr. Co.                     1                 6                 6
  Xilinx Inc. Com.                     37               415             1,648
  Yellow Corp. Com.                    17               288               285
  York Intl Corp. New Com.             47             2,014             1,298
  Zale Corp. New Com.                  16               376               742
  Zing Technologies Inc.                1                 7                13
                                                   --------          --------
  Total                                            $266,433          $318,796
                                                   ========          ========
Percent of Net Assets                                                    5.4%


U.S. Government Securities          1,600          $  1,581          $  1,581
                                                   ========          ========
Percent of Net Assets                                                    0.0%

                                                           Schedule I (Cont'd)

               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                              SCHEDULE OF INVESTMENTS
                                 December 30, 1999
                                   (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  ROGERSCASEY SMALLER STOCK
   FUND (Cont'd)

Common/Collective Trusts
  TBC Inc. Daily Liquidity Fund   $22,335          $ 22,335          $ 22,335
                                                   ========          ========
Percent of Net Assets                                                    0.4%


  MFS INSTITUTIONAL RESEARCH
   FUND

MFS Institutional Tr
  Research Fund                       944          $ 13,368          $ 14,481
                                                   ========          ========
Percent of Net Assets                                                    0.2%


  PUTNAM VOYAGER FUND

Putnam Voyager Fund
  Inc. CL                           2,258          $ 53,695          $ 70,611
                                                   ========          ========
Percent of Net Assets                                                    1.2%


  COHEN & STEERS REALTY FUND

Cohen & Steers Realty
  Shares Fund Com.                    165          $  6,412          $  6,082
                                                   ========          ========
Percent of Net Assets                                                    0.1%

                                                           Schedule I (Cont'd)

                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               SCHEDULE OF INVESTMENTS
                                 December 30, 1999
                                   (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  FIRST EAGLE FUND OF AMERICA

First Eagle Fund Amer.
  Inc. Com.                         1,138          $ 24,695          $ 23,127
                                                   ========          ========
Percent of Net Assets                                                    0.4%


  T. ROWE PRICE BLUE CHIP
   GROWTH FUND

T. Rowe Price Blue Chip Growth
  Fund Inc. Com.                    1,647          $ 43,276          $ 59,606
                                                   ========          ========
Percent of Net Assets                                                    1.0%


  T. ROWE PRICE NEW ERA FUND

T. Rowe Price New Era Fund Inc.
  Com.                                166          $  3,824          $  3,578
                                                   ========          ========
Percent of Net Assets                                                    0.1%


  T. ROWE PRICE SCIENCE &
   TECHNOLOGY FUND

T. Rowe Price Science & Tech.
  Fund Inc. Cap. Stk.               4,153          $202,457          $262,556
                                                   ========          ========
Percent of Net Assets                                                    4.4%


  MORGAN STANLEY DEAN WITTER
   INSTITUTIONAL INTERNATIONAL
    EQUITY FUND

Morgan Stanley Institutional Fund
  Inc. Intl. Equity Portfolio CL    2,964          $ 56,785          $ 57,967
                                                   ========          ========
Percent of Net Assets                                                    1.0%

                                                           Schedule I (Cont'd)

                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                               SCHEDULE OF INVESTMENTS
                                 December 30, 1999
                                  (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  RUSSELL INTERNATIONAL STOCK
 FUND

Common/Collective Trusts

  Aim Int'l. CL Fund                2,665          $ 33,092          $ 44,616
                                                   ========          ========
Percent of Net Assets                                                    0.8%


  ACORN INTERNATIONAL FUND

Acorn Investment Tr Int'l. Fund       809          $ 21,602          $ 28,463
                                                   ========          ========
Percent of Net Assets                                                    0.5%


  STATE STREET EMERGING MARKETS
   INDEX FUND

Kodak Emerging Markets Index          475          $  3,988          $  4,831
                                                   ========          ========
Percent of Net Assets                                                    0.1%


  TEMPLETON DEVELOPING MARKETS
   FUND

Templeton Developing Mkts. Tr         641          $  8,016          $  9,955
                                                   ========          ========
Percent of Net Assets                                                    0.2%


NEWPORT TIGER FUND

Colonial Tr VII Newport Tiger
  Fund CL                             600          $  4,694          $  8,060
                                                   ========          ========
Percent of Net Assets                                                    0.1%

                                                           Schedule I (Cont'd)

                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                                SCHEDULE OF INVESTMENTS
                                   December 30, 1999
                                    (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
  SCUDDER LATIN AMERICA FUND

Scudder Int'l. Fund Inc. Latin
  Amer. Fund                          290          $  6,147          $  7,506
                                                   ========          ========
Percent of Net Assets                                                    0.1%


                                     Maturity          Interest      Contract
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
  PARTICIPANT LOANS

Participant Loans                    1999-2003        6.0%-11.5%     $ 62,875
                                                                     ========
Percent of Net Assets                                                    1.1%


          Total Plan Investments                                   $5,927,126
                                                                   ==========

                                                                                                    Schedule II
                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                    ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                December 30, 1999
                                 (in thousands)
                                   5 to 8 Year   8 to 20 Year   20 or More                Lehman Brothers  S&P 500 Large
                                       Time          Time       Year Time       Fixed        Aggregate        Stock
                                   Horizon Fund  Horizon Fund  Horizon Fund  Income Fund  Bond Index Fund   Index Fund
                                   ------------  ------------  ------------  -----------  ---------------  -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                     $   392       $ 1,322       $ 1,212
  Other common stocks
  Mutual funds
  Interest in common/collective
    trusts (pooled) funds             29,123        59,838        42,013     $    9,944       $5,084         $432,319
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts             10,760         8,242                    3,368,239
Dividends/Interest receivable              3             9             8             48
Receivables for securities sold
Market valuation adjustment
Cash                                       4             3                        1,233
                                     -------       -------       -------     ----------       ------         --------
  Total assets                        40,282        69,414        43,233      3,379,464        5,084          432,319
                                     -------       -------       -------     ----------       ------         --------
LIABILITIES
Pending loans to participants                                                         8                            17
Distributions payable to
  participants                                                                      483                            73
Payable for securities purchased
Accrued expenses                           4             7             5            166            1               28
Transfers among funds                    (81)         (601)         (196)        (8,030)         (13)           1,558
                                     -------       -------       -------     ----------       ------         --------
  Total liabilities/transfers            (77)         (594)         (191)        (7,373)         (12)           1,676
                                     -------       -------       -------     ----------       ------         --------
  Net assets                         $40,359       $70,008       $43,424     $3,386,837       $5,096         $430,643
                                     =======       =======       =======     ==========       ======         ========

                                                                                                 Schedule II (Cont'd)
                    EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                        ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                   December 30, 1999
                                    (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total    MAS High      Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                $369,777
  Other common stocks
  Mutual funds                                                                $ 9,271      $14,344       $ 93,482
  Interest in common/collective
    trusts (pooled) funds            $8,686       $26,324         15,953
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable                                      2,431           49
Receivables for securities sold
Market valuation adjustment
Cash
                                     ------       -------       --------      -------      -------       --------
  Total assets                        8,686        26,324        388,161        9,320       14,344         93,482
                                     ------       -------       --------      -------      -------       --------
LIABILITIES
Pending loans to participants                           2              2
Distributions payable to
  participants                                                        25                                       31
Payable for securities purchased
Accrued expenses                          1             2             18                         1              5
Transfers among funds                   136          (166)         4,812           82           34            367
                                     ------       -------       --------      -------      -------       --------
  Total liabilities/transfers           137          (162)         4,857           82           35            403
                                     ------       -------       --------      -------      -------       --------
  Net assets                         $8,549       $26,486       $383,304      $ 9,238      $14,309       $ 93,079
                                     ======       =======       ========      =======      =======       ========

                                                                                                    Schedule II (Cont'd)
                       EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                           ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                        December 30, 1999
                                          (in thousands)
                                   T. Rowe Price   Fidelity Growth    Putnam      Putnam                  T. Rowe Price
                                      Equity             and         Investors    Vista         PBHG        Small-Cap
                                    Income Fund      Income Fund       Fund        Fund     Growth Fund     Value Fund
                                   -------------   ---------------   ---------   --------   -----------   -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                        $29,930          $79,072        $89,684    $40,488      $37,842        $22,100
  Interest in common/collective
    trusts (pooled) funds
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable
Receivables for securities sold
Market valuation adjustment
Cash
                                      -------          -------        -------    -------      -------        -------
  Total assets                         29,930           79,072         89,684     40,488       37,842         22,100
                                      -------          -------        -------    -------      -------        -------
LIABILITIES
Pending loans to participants                                               3                       1
Distributions payable to
  participants
Payable for securities purchased
Accrued expenses                            2                4              4          2            2              1
Transfers among funds                     446              208             16       (219)          80             64
                                      -------          -------        -------    -------      -------        -------
  Total liabilities/transfers             448              212             23       (217)          83             65
                                      -------          -------        -------    -------      -------        -------
  Net assets                          $29,482          $78,860        $89,661    $40,705      $37,759        $22,035
                                      =======          =======        =======    =======      =======        =======

                                                                                                    Schedule II (Cont'd)
                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                      ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                December 30, 1999
                                (in thousands)
                                                     Putnam OTC      MAS     RogersCasey        MFS        Putnam
                                   Skyline Special   & Emerging     Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks                                                         $318,796
  Mutual funds                         $12,059         $86,946     $15,654                    $14,481      $70,611
  Interest in common/collective
    trusts (pooled) funds                                                       22,335
  U.S. government securities                                                     1,581
  Loans to participants                                                            138
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable                                                      472
Receivables for securities sold                                                  1,817
Market valuation adjustment                                                         (8)
Cash                                                                                 2
                                       -------         -------     -------    --------        -------      -------
  Total assets                          12,059          86,946      15,654     345,133         14,481       70,611
                                       -------         -------     -------    --------        -------      -------
LIABILITIES
Pending loans to participants                                1                       4
Distributions payable to
  participants                                                                      15
Payable for securities purchased                                                   493
Accrued expenses                             1               4           1         213              1            3
Transfers among funds                      (65)         (1,286)         20         568            100         (495)
                                       -------         -------     -------    --------        -------      -------
  Total liabilities/transfers              (64)         (1,281)         21       1,293            101         (492)
                                       -------         -------     -------    --------        -------      -------
  Net assets                           $12,123         $88,227     $15,633    $343,840        $14,380      $71,103
                                       =======         =======     =======    ========        =======      =======

                                                                                                    Schedule II (Cont'd)
                       EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                   December 30, 1999
                                    (in thousands)
                                      Cohen                        T. Rowe Price                    T. Rowe Price
                                    & Steers       First Eagle       Blue Chip     T. Rowe Price      Science &
                                   Realty Fund   Fund of America    Growth Fund    New Era Fund    Technology Fund
                                   -----------   ---------------   -------------   -------------   ---------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                       $ 6,082         $23,127          $59,606         $3,578          $262,556
  Interest in common/collective
    trusts (pooled) funds
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable
Receivables for securities sold
Market valuation adjustment
Cash
                                     -------         -------          -------         ------          --------
  Total assets                         6,082          23,127           59,606          3,578           262,556
                                     -------         -------          -------         ------          --------
LIABILITIES
Pending loans to participants                                                                                8
Distributions payable to
  participants                                                                                              10
Payable for securities purchased
Accrued expenses                                           1                3                               12
Transfers among funds                    228             214             (174)           271               381
                                     -------         -------          -------         ------          --------
  Total liabilities/transfers            228             215             (171)           271               411
                                     -------         -------          -------         ------          --------
  Net assets                         $ 5,854         $22,912          $59,777         $3,307          $262,145
                                     =======         =======          =======         ======          ========

                                                                                                    Schedule II (Cont'd)
                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                  December 30, 1999
                                   (in thousands)
                                     Morgan Stanley
                                      Dean Witter          Russell          Acorn        State Street     Templeton
                                     Institutional      International   International   Emerging Mkts.    Developing
                                   Int'l. Equity Fund    Stock Fund         Fund          Index Fund     Markets Fund
                                   ------------------   -------------   -------------   --------------   ------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                          $57,967                           $28,463                           $9,955
  Interest in common/collective
    trusts (pooled) funds                                  $44,616                          $4,831
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable
Receivables for securities sold
Market valuation adjustment
Cash
                                        -------            -------        -------           ------          ------
  Total assets                           57,967             44,616         28,463            4,831           9,955
                                        -------            -------        -------           ------          ------
LIABILITIES
Pending loans to participants                                    1                               1               1
Distributions payable to
  participants
Payable for securities purchased
Accrued expenses                              3                  2              2
Transfers among funds                       260                891            253               18             154
                                        -------            -------        -------           ------          ------
  Total liabilities/transfers               263                894            255               19             155
                                        -------            -------        -------           ------          ------
  Net assets                            $57,704            $43,722        $28,208           $4,812          $9,800
                                        =======            =======        =======           ======          ======

                                                                                                    Schedule II (Cont'd)
                EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                    ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                             December 30, 1999
                              (in thousands)
                                    Newport     Scudder Latin     Loan       TOTAL
                                   Tiger Fund   America Fund      Fund     ALL FUNDS
                                   ----------   -------------   --------   ----------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                           $  372,703
  Other common stocks                                                         318,796
  Mutual funds                       $ 8,060       $ 7,506                  1,082,864
  Interest in common/collective
    trusts (pooled) funds                                                     701,066
  U.S. government securities                                                    1,581
  Loans to participants                                         $62,737        62,875
Investments at Contract Value:
  Group annuity contracts                                                   3,387,241
Dividends/Interest receivable                                                   3,020
Receivables for securities sold                                                 1,817
Market valuation adjustment                                                        (8)
Cash                                                                            1,242
                                     -------       -------      -------    ----------
  Total assets                         8,060         7,506       62,737     5,933,197
                                     -------       -------      -------    ----------
LIABILITIES
Pending loans to participants                                       (49)            0
Distributions payable to
  participants                                                                    637
Payable for securities purchased                                                  493
Accrued expenses                                                                  499
Transfers among funds                     83            82                          0
                                     -------       -------      -------    ----------
  Total liabilities/transfers             83            82          (49)        1,629
                                     -------       -------      -------    ----------
  Net assets                         $ 7,977       $ 7,424      $62,786    $5,931,568
                                     =======       =======      =======    ==========

                                                                                                         Schedule II
                    EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                        ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                                   December 30, 1998
                                    (in thousands)
                                   5 to 8 Year   8 to 20 Year   20 or More                Lehman Brothers  S&P 500 Large
                                       Time          Time       Year Time       Fixed        Aggregate        Stock
                                   Horizon Fund  Horizon Fund  Horizon Fund  Income Fund  Bond Index Fund   Index Fund
                                   ------------  ------------  ------------  -----------  ---------------  -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                     $   345       $   951       $   716
  Other common stocks
  Mutual funds
  Interest in common/collective
    trusts (pooled) funds             26,690        44,255        25,286     $    2,265       $8,431         $357,980
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts             10,008         6,261                    3,276,629
Dividends/Interest receivable              2             6             5             26
Receivables for securities sold
Market valuation adjustment
                                     -------       -------       -------     ----------       ------         --------
  Total assets                        37,045        51,473        26,007      3,278,920        8,431          357,980
                                     -------       -------       -------     ----------       ------         --------
LIABILITIES
Pending loans to participants              2            10                           25                            10
Distributions payable to
  participants                            19           188                          392                           108
Payable for securities purchased
Accrued expenses                           4             7             4            273            1               34
Transfers among funds                    (14)         (134)           93         (4,869)          22              556
                                     -------       -------       -------     ----------       ------         --------
  Total liabilities/transfers             11            71            97         (4,179)          23              708
                                     -------       -------       -------     ----------       ------         --------
  Net assets                         $37,034       $51,402       $25,910     $3,283,099       $8,408         $357,272
                                     =======       =======       =======     ==========       ======         ========

                                                                                                    Schedule II (Cont'd)
                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                    ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                               December 30, 1998
                                (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total    MAS High      Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                $373,432
  Other common stocks
  Mutual funds                                                                $11,961      $15,101       $117,455
  Interest in common/collective
    trusts (pooled) funds            $4,921       $26,557         15,194
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable                                      2,361           57
Receivables for securities sold
Market valuation adjustment
                                     ------       -------       --------      -------      -------       --------
  Total assets                        4,921        26,557        390,987       12,018       15,101        117,455
                                     ------       -------       --------      -------      -------       --------
LIABILITIES
Pending loans to participants                           4             14                                        8
Distributions payable to
  participants                                          9             29           51
Payable for securities purchased
Accrued expenses                          1             3             33            1            1              9
Transfers among funds                    57            84            296          170           21             33
                                     ------       -------       --------      -------      -------       --------
  Total liabilities/transfers            58           100            372          222           22             50
                                     ------       -------       --------      -------      -------       --------
  Net assets                         $4,863       $26,457       $390,615      $11,796      $15,079       $117,405
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
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable
Receivables for securities sold
Market valuation adjustment
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
                                      =======          =======        =======    =======      =======        =======

                                                                                                    Schedule II (Cont'd)
                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                               December 30, 1998
                                (in thousands)
                                                     Putnam OTC      MAS     RogersCasey        MFS        Putnam
                                   Skyline Special   & Emerging     Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks                                                         $386,484
  Mutual funds                         $25,758         $16,884     $24,661                    $10,156      $22,275
  Interest in common/collective
    trusts (pooled) funds                                                       21,406
  U.S. government securities                                                       783
  Loans to participants                                                            150
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable                                                      642
Receivables for securities sold                                                  1,007
Market valuation adjustment                                                        114
                                       -------         -------     -------    --------        -------      -------
  Total assets                          25,758          16,884      24,661     410,586         10,156       22,275
                                       -------         -------     -------    --------        -------      -------
LIABILITIES
Pending loans to participants                                                       22                           1
Distributions payable to
  participants                                                                       6
Payable for securities purchased                                                   330              1
Accrued expenses                             2               1           2         276                           2
Transfers among funds                       57             (95)         56         725             26          (25)
                                       -------         -------     -------    --------        -------      -------
  Total liabilities/transfers               59             (94)         58       1,359             27          (22)
                                       -------         -------     -------    --------        -------      -------
  Net assets                           $25,699         $16,978     $24,603    $409,227        $10,129      $22,297
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
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable
Receivables for securities sold
Market valuation adjustment
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
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable
Receivables for securities sold
Market valuation adjustment
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
                                        =======            =======         ======           ======          ======

                                                                                                    Schedule II (Cont'd)
               EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  ALLOCATION OF NET ASSETS TO INVESTMENT FUNDS
                             December 30, 1998
                              (in thousands)
                                    Newport     Scudder Latin     Loan       TOTAL
                                   Tiger Fund   America Fund      Fund     ALL FUNDS
                                   ----------   -------------   --------   ----------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                           $  375,444
  Other common stocks                                                         386,484
  Mutual funds                       $10,029       $ 4,657                    664,589
  Interest in common/collective
    trusts (pooled) funds                                                     566,633
  U.S. government securities                                                      783
  Loans to participants                                         $68,231        68,381
Investments at Contract Value:
  Group annuity contracts                                                   3,292,898
Dividends/Interest receivable                                                   3,099
Receivables for securities sold                                                 1,007
Market valuation adjustment                                                       114
                                     -------       -------      -------    ----------
  Total assets                        10,029         4,657       68,231     5,359,432
                                     -------       -------      -------    ----------
LIABILITIES
Pending loans to participants                                      (101)            0
Distributions payable to
  participants                                                    6,029         6,832
Payable for securities purchased                                                  331
Accrued expenses                           1                                      692
Transfers among funds                  1,498            (2)                         0
                                     -------       -------      -------    ----------
  Total liabilities/transfers          1,499            (2)       5,928         7,855
                                     -------       -------      -------    ----------
  Net assets                         $ 8,530       $ 4,659      $62,303    $5,351,577
                                     =======       =======      =======    ==========

                                                                                                        Schedule III
              EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
             ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                For the fiscal year ended December 30, 1999
                              (in thousands)
                                   5 to 8 Year   8 to 20 Year   20 or More                Lehman Brothers  S&P 500 Large
                                       Time          Time       Year Time       Fixed        Aggregate        Stock
                                   Horizon Fund  Horizon Fund  Horizon Fund  Income Fund  Bond Index Fund   Index Fund
                                   ------------  ------------  ------------  -----------  ---------------  -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock               $    10       $    30       $    24
Other dividends
Interest                                 888           667            66     $  251,721       $    8         $    421

Net realized and unrealized
  gains (losses) from
  investments                          3,854        10,239         7,974                         (38)          76,824

Employee contributions                 6,842         9,033         5,445        183,944        1,254           28,246
Transfers among funds                 (3,316)        2,886         5,584        (40,821)      (3,774)          (6,993)
                                     -------       -------       -------     ----------       ------         --------
     Total Additions                   8,278        22,855        19,093        394,844       (2,550)          98,498
                                     -------       -------       -------     ----------       ------         --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants         (4,769)       (3,879)       (1,398)      (289,463)        (723)         (23,627)
Loans transfers, net                    (137)         (288)         (127)           492          (30)          (1,160)
Administrative expenses                  (47)          (82)          (54)        (2,135)          (9)            (340)
                                     -------       -------       -------     ----------       ------         --------
     Total Deductions                  4,953         4,249         1,579        291,106          762           25,127
                                     -------       -------       -------     ----------       ------         --------
Increase in net assets                 3,325        18,606        17,514        103,738       (3,312)          73,371
Net assets at beginning
  of year                             37,034        51,402        25,910      3,283,099        8,408          357,272
                                     -------       -------       -------     ----------       ------         --------
Net assets at end of year            $40,359       $70,008       $43,424     $3,386,837       $5,096         $430,643
                                     =======       =======       =======     ==========       ======         ========

                                                                                                   Schedule III (Cont'd)
                      EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                    ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                          For the fiscal year ended December 30, 1999
                                    (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total    MAS High      Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                          $  9,066
Other dividends                                                               $   656      $ 1,474       $  3,524
Interest                             $    5       $    33          1,166            8           11            108

Net realized and unrealized
  gains (losses) from
  investments                         1,912         4,482        (23,664)        (682)        (339)          (712)

Employee contributions                  804         2,564         10,112          758          747          7,934
Transfers among funds                 1,227        (5,657)        23,510       (2,833)      (1,688)       (27,494)
                                     ------       -------       --------      -------      -------       --------
     Total Additions                  3,948         1,422         20,190       (2,093)         205        (16,640)
                                     ------       -------       --------      -------      -------       --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (230)       (1,323)       (25,417)        (485)      (1,008)        (7,602)
Loans transfers, net                    (19)          (45)        (1,846)          27           42            (14)
Administrative expenses                 (13)          (25)          (238)          (7)          (9)           (70)
                                     ------       -------       --------      -------      -------       --------
     Total Deductions                   262         1,393         27,501          465          975          7,686
                                     ------       -------       --------      -------      -------       --------
Increase in net assets                3,686            29         (7,311)      (2,558)        (770)       (24,326)
Net assets at beginning
  of year                             4,863        26,457        390,615       11,796       15,079        117,405
                                     ------       -------       --------      -------      -------       --------
Net assets at end of year            $8,549       $26,486       $383,304      $ 9,238      $14,309       $ 93,079
                                     ======       =======       ========      =======      =======       ========

                                                                                                   Schedule III (Cont'd)
                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                      For the fiscal year ended December 30, 1999
                                   (in thousands)
                                   T. Rowe Price   Fidelity Growth    Putnam      Putnam                  T. Rowe Price
                                      Equity             and         Investors    Vista         PBHG        Small-Cap
                                    Income Fund      Income Fund       Fund        Fund     Growth Fund     Value Fund
                                   -------------   ---------------   ---------   --------   -----------   -------------
ADDITIONS OF NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                       $   667          $   698                                               $   197
Interest                                   26               75        $    99    $    24      $    16             22

Net realized and unrealized
  gains (losses) from
  investments                             307            7,337         19,661     12,862       13,642             58

Employee contributions                  2,520            6,973          5,384      1,901        1,110          1,625
Transfers among funds                  (9,862)          (9,447)        21,469     10,801       10,061        (10,189)
                                      -------          -------        -------   --------      -------        -------
     Total Additions                   (6,342)           5,636         46,613     25,588       24,829         (8,287)
                                      -------          -------        -------   --------      -------        -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (2,288)          (5,085)        (3,802)    (1,522)        (687)        (1,627)
Loans transfers, net                      (60)            (163)          (191)       (71)         (77)           (21)
Administrative expenses                   (22)             (53)           (45)       (16)          (9)           (16)
                                      -------          -------        -------    -------      -------        -------
     Total Deductions                   2,370            5,301          4,038      1,609          773          1,664
                                      -------          -------        -------    -------      -------        -------
Increase in net assets                 (8,712)             335         42,575     23,979       24,056         (9,951)
Net assets at beginning
  of year                              38,194           78,525         47,086     16,726       13,703         31,986
                                      -------          -------        -------    -------      -------        -------
Net assets at end of year             $29,482          $78,860        $89,661    $40,705      $37,759        $22,035
                                      =======          =======        =======    =======      =======        =======

                                                                                                   Schedule III (Cont'd)
                   EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                      For the fiscal year ended December 30, 1999
                                   (in thousands)
                                                     Putnam OTC      MAS     RogersCasey        MFS        Putnam
                                   Skyline Special   & Emerging     Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                                                    $   406    $   3,560       $    64
Interest                              $     30         $    31          17        1,569            12      $    41

Net realized and unrealized
  gains (losses) from
  investments                           (2,431)         35,447        (895)      59,870         2,698       21,279

Employee contributions                   1,646           1,607       1,219       12,834         1,061        3,013
Transfers among funds                  (11,789)         35,603      (8,306)    (114,154)          912       26,498
                                      --------         -------     -------    ---------       -------      -------
     Total Additions                   (12,544)         72,688      (7,559)     (36,321)        4,747       50,831
                                      --------         -------     -------    ---------       -------      -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (1,099)         (1,278)     (1,435)     (25,385)         (473)      (1,970)
Loans transfers, net                        79            (144)         37         (840)          (15)         (31)
Administrative expenses                    (12)            (17)        (13)      (2,841)           (8)         (24)
                                      --------         -------     -------    ---------       -------      -------
     Total Deductions                    1,032           1,439       1,411       29,066           496        2,025
                                      --------         -------     -------    ---------       -------      -------
Increase in net assets                 (13,576)         71,249      (8,970)     (65,387)        4,251       48,806
Net assets at beginning
  of year                               25,699          16,978      24,603      409,227        10,129       22,297
                                       -------         -------     -------    ---------       -------      -------
Net assets at end of year              $12,123         $88,227     $15,633    $ 343,840       $14,380      $71,103
                                       =======         =======     =======    =========       =======      =======

                                                                                                   Schedule III (Cont'd)
                    EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                         For the fiscal year ended December 30, 1999
                                      (in thousands)
                                      Cohen                        T. Rowe Price                    T. Rowe Price
                                    & Steers       First Eagle       Blue Chip     T. Rowe Price      Science &
                                   Realty Fund   Fund of America    Growth Fund    New Era Fund    Technology Fund
                                   -----------   ---------------   -------------   -------------   ---------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                      $   337                          $    49         $   43
Interest                                   4         $    25               58              4          $    155

Net realized and unrealized
  gains (losses) from
  investments                           (156)          2,306           10,155            383           101,267

Employee contributions                   332           1,915            5,028            226             8,165
Transfers among funds                 (2,295)         (2,907)           1,723            898           119,244
                                     -------         -------          -------         ------          --------
     Total Additions                  (1,778)          1,339           17,013          1,554           228,831
                                     -------         -------          -------         ------          --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (364)         (1,309)          (2,278)          (179)           (4,014)
Loans transfers, net                      (1)              4             (158)            (7)             (701)
Administrative expenses                   (4)            (18)             (34)            (2)              (72)
                                     -------         -------          -------         ------          --------
     Total Deductions                    369           1,323            2,470            188             4,787
                                     -------         -------          -------         ------          --------
Increase in net assets                (2,147)             16           14,543          1,366           224,044
Net assets at beginning
  of year                              8,001          22,896           45,234          1,941            38,101
                                     -------         -------          -------         ------          --------
Net assets at end of year            $ 5,854         $22,912          $59,777         $3,307          $262,145
                                     =======         =======          =======         ======          ========

                                                                                                   Schedule III (Cont'd)
                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
               ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                   For the fiscal year ended December 30, 1999
                                 (in thousands)
                                     Morgan Stanley
                                      Dean Witter          Russell          Acorn       State Street      Templeton
                                     Institutional      International   International   Emerging Mkts.    Developing
                                   Int'l. Equity Fund    Stock Fund         Fund         Index Fund      Markets Fund
                                   ------------------   -------------   -------------   --------------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                         $   500                           $   132
Interest                                     31            $    30              9           $    3          $    8

Net realized and unrealized
  gains (losses) from
  investments                             8,151             13,991         12,033            1,488           4,161

Employee contributions                    2,719              1,862            669              162             515
Transfers among funds                      (517)            (2,718)         8,006            2,621           1,144
                                        -------            -------        -------           ------          ------
     Total Additions                     10,884             13,165         20,849            4,274           5,828
                                        -------            -------        -------           ------          ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants            (2,534)            (2,184)          (711)            (153)           (362)
Loans transfers, net                         42                (40)           (42)             (35)            (62)
Administrative expenses                     (33)               (21)            (9)             (23)             (6)
                                        -------            -------        -------           ------          ------
     Total Deductions                     2,525              2,245            762              211             430
                                        -------            -------        -------           ------          ------
Increase in net assets                    8,359             10,920         20,087            4,063           5,398
Net assets at beginning
  of year                                49,345             32,802          8,121              749           4,402
                                        -------            -------        -------           ------          ------
Net assets at end of year               $57,704            $43,722        $28,208           $4,812          $9,800
                                        =======            =======        =======           ======          ======

                                                                                                   Schedule III (Cont'd)
                 EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
               ALLOCATION OF CHANGES IN NET ASSETS TO INVESTMENT FUNDS
                     For the fiscal year ended December 30, 1999
                                 (in thousands)
                                    Newport     Scudder Latin     Loan        TOTAL
                                   Tiger Fund   America Fund      Fund      ALL FUNDS
                                   ----------   -------------   --------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                                      $    9,130
Other dividends                                    $    14                      12,321
Interest                             $   13              9                     257,413

Net realized and unrealized
  gains (losses) from
  investments                         6,477          2,601                     412,542

Employee contributions                  602            271                     321,042
Transfers among funds                (7,490)            63                           0
                                     ------        -------      --------    ----------
     Total Additions                   (398)         2,958             0     1,012,448
                                     ------        -------      --------    ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (178)          (210)       (5,070)     (426,121)
Loans transfers, net                     28             21         5,553             0
Administrative expenses                  (5)            (4)                     (6,336)
                                     ------        -------      --------    ----------
     Total Deductions                   155            193          (483)      432,457
                                     ------        -------      --------    ----------
Increase in net assets                 (553)         2,765           483       579,991
Net assets at beginning
  of year                             8,530          4,659        62,303     5,351,577
                                     ------        -------      --------    ----------
Net assets at end of year            $7,977        $ 7,424      $ 62,786    $5,931,568
                                     ======        =======      ========    ==========

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
                                       ======         =====      =======       ==========

                          CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-65035) of Eastman Kodak Company of our report dated April 28, 2000 appearing on page 3 of this Annual Report of the Eastman Kodak Employees' Savings and Investment Plan on Form 11-K for the fiscal year ended December 30, 1999.


PricewaterhouseCoopers LLP
Rochester, New York
May 4, 2000