Form 10-Q
period 2000-03-31
EASTMAN KODAK CO
filed 2000-05-10
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000

                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                        March 31, 2000

Common Stock, $2.50 par value                  309,783,636

                      Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)
                                           First Quarter
                                          2000       1999
Sales                                   $3,095     $3,100
Cost of goods sold                       1,756      1,869
                                        ------     ------
   Gross profit                          1,339      1,231

Selling, general and
 administrative expenses                   682        746
Research and development costs             201        207
                                        ------      -----
   Earnings from operations                456        278

Interest expense                            37         30
Other income (charges)                      19         41
                                        ------      -----
Earnings before income taxes               438        289
Provision for income taxes                 149         98
                                        ------      -----
   NET EARNINGS                         $  289      $ 191
                                        ======      =====

Basic earnings per share                $  .93      $ .59
                                        ======      =====

Diluted earnings per share              $  .93      $ .59
                                        ======      =====

Earnings used in basic and
 diluted earnings per share             $  289      $ 191


Number of common shares used in
 basic earnings per share                310.2      322.2

Incremental shares from
 assumed conversion of options             2.1        3.0
                                        ------      -----
Number of common shares used in
 diluted earnings per share              312.3      325.2
                                        ======      =====

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                              $6,995     $6,163
Net earnings                               289        191
Cash dividends declared                   (136)      (142)
                                        ------     ------
Retained Earnings
  at end of period                      $7,148     $6,212
                                        ======     ======

------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                            March 31,        Dec. 31,
                                               2000            1999
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   394         $   373
Marketable securities                          27              20
Receivables                                 2,431           2,537
Inventories                                 1,721           1,519
Deferred income tax charges                   724             689
Other                                         319             306
                                          -------         -------
 Total current assets                       5,616           5,444
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      13,240          13,289
Less: Accumulated depreciation              7,385           7,342
                                          -------         -------
 Net properties                             5,855           5,947
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated amortization
 of $693 and $671)                            949             982
Long-term receivables and other
 noncurrent assets                          1,930           1,801
Deferred income tax charges                   152             196
                                          -------         -------
 TOTAL ASSETS                             $14,502         $14,370
                                          =======         =======
--------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,220         $ 3,832
Short-term borrowings                       1,807           1,163
Taxes - income and other                      753             612
Dividends payable                             136             139
Deferred income tax credits                    23              23
                                          -------         -------
 Total current liabilities                  5,939           5,769

OTHER LIABILITIES
Long-term borrowings                          918             936
Postemployment liabilities                  2,768           2,776
Other long-term liabilities                   881             918
Deferred income tax credits                    58              59
                                          -------         -------
 Total liabilities                         10,564          10,458

SHAREHOLDERS' EQUITY
Common stock at par*                          978             978
Additional paid in capital                    886             889
Retained earnings                           7,148           6,995
Accumulated other comprehensive loss         (232)           (145)
                                          -------         -------
                                            8,780           8,717
Less: Treasury stock at cost*               4,842           4,805
                                          -------         -------
 Total shareholders' equity                 3,938           3,912
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $14,502         $14,370
                                          =======         =======

* Common stock: $2.50 par value, 950 million shares authorized, 391 million shares issued at March 31, 2000 and December 31, 1999. Treasury stock at cost consists of approximately 82 million shares at March 31, 2000 and 81 million shares at December 31, 1999.
Total comprehensive income was $202 million and $109 million for the quarters ended March 31, 2000 and March 31, 1999, respectively.
--------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
                                                     First Quarter
                                                     2000    1999

Cash flows from operating activities:
Net earnings                                       $  289  $  191
Adjustments to reconcile to
net cash used in operating activities:
  Depreciation and amortization                       216     229
  Asset impairment and other charges                    -     103
  Provision (benefit) for deferred taxes                8     (13)
  (Gain) loss on sale/retirement of assets            (32)      3
  Decrease (increase) in receivables                   54     (38)
  Increase in inventories                            (234)    (95)
  Decrease in liabilities excluding borrowings       (444)   (311)
  Other items, net                                   (184)   (179)
                                                   ------  ------
    Total adjustments                                (616)   (301)
                                                   ------  ------
    Net cash used in operating activities            (327)   (110)
                                                   ------  ------

Cash flows from investing activities:
  Additions to properties                            (140)   (135)
  Proceeds from sale of assets                         44      13
  Acquisitions, net of cash acquired                   (1)      -
  Cash flows related to sales of businesses            (6)    (12)
  Marketable securities - purchases                   (33)    (26)
  Marketable securities - sales                        27      25
                                                   ------  ------
    Net cash used in investing activities            (109)   (135)
                                                   ------  ------

Cash flows from financing activities:
  Net increase in borrowings
   with original maturity of
   90 days or less                                    612     362
  Proceeds from other borrowings                      388     329
  Repayment of other borrowings                      (358)   (337)
  Dividends to shareholders                          (139)   (142)
  Exercise of employee stock options                    5       6
  Stock repurchases                                   (46)    (86)
                                                   ------  ------
    Net cash provided by financing activities         462     132
                                                   ------  ------

Effect of exchange rate changes on cash                (5)     (6)
                                                   ------  ------

Net increase (decrease) in cash and cash
 equivalents                                           21    (119)
Cash and cash equivalents, beginning of year          373     457
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  394  $  338
                                                   ======  ======

-----------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1999 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. The financial statements are based in part on estimates and have not been audited by independent accountants. Independent accountants will audit the annual statements.
--------------------------------------------------------------------------

NOTE 2:  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations. Refer to Item 1, Legal Proceedings, on page 20.
--------------------------------------------------------------------------

NOTE 3: NEW ACCOUNTING PRONOUNCEMENT

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

The Company adopted this Statement effective January 1, 2000. The transition adjustment was a pre-tax loss of $1 million recorded in other income (charges) for marking foreign currency forward contracts to fair value, and an after-tax gain of $2 million recorded in other comprehensive income for marking silver forward contracts to fair value. The fair value of the contracts is reported in other current assets or in current payables. Foreign currency forward contracts are used to offset currency-related changes in value of foreign currency-denominated assets and liabilities, especially those of the Company's International Treasury Center. The Company does not apply hedge accounting to these contracts because they are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings (both in other income (charges)).

Silver forward contracts are designated as cash flow hedges of commodity price risk related to forecasted worldwide purchases of silver, a key ingredient in the manufacture of traditional photographic film and paper. Changes in fair value prior to maturity are reported in other comprehensive income, to the extent the contracts are expected to effectively offset changes in the forecasted price of silver. Gains or losses realized at maturity are reported in other comprehensive income to the extent the contracts did effectively offset changes in the forecasted price of silver, and are reclassified into earnings (cost of goods sold) based on inventory turnover.

At March 31, 2000, the Company had open forward contracts hedging virtually all of its planned silver requirements through the end of 2000. The fair value of these open contracts was a pre-tax loss of $6 million, offset to other comprehensive income. During the first quarter of 2000,
$4 million of realized gains were recorded to cost of goods sold, and $1 million (pre-tax) was recorded to other comprehensive income. Hedge ineffectiveness was insignificant. The longest open contract matures in December 2000. All of the realized gains in other comprehensive income will be reclassified into cost of goods sold within the next twelve months. The unrealized amounts in other comprehensive income will fluctuate (but not through earnings) because they are based on the fair value of open contracts.
--------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except per share data)

                                         First Quarter
                                      2000    1999  Change

Sales                               $3,095  $3,100     0%
Earnings from operations               456     278   +64
Net earnings                           289     191   +51
Basic earnings per share               .93     .59   +58
Diluted earnings per share             .93     .59   +58

2000

Sales for the first quarter reflect volume gains for consumer film and paper, increased sales of digital products and continued sales growth in emerging markets. Sales were impacted by foreign exchange, which had a $54 million negative impact in the quarter. Net earnings for the first quarter were reduced by after-tax charges totaling $7 million or $.02 per share related to accelerated depreciation and relocation expenses associated with the sale and exit of an equipment manufacturing facility. Excluding these charges, first quarter net earnings were $297 million or $.95 per share as compared with $259 million or $.80 per share in the prior period, excluding after-tax charges of $68 million in the prior year related to portfolio adjustments to exit non-strategic businesses and product lines.
--------------------------------------------------------------------------

Sales by Operating Segment
(in millions)

                                         First Quarter
                                      2000    1999   Change

Consumer Imaging
  Inside the U.S.                   $  690  $  677    + 2%
  Outside the U.S.                     817     792    + 3
                                    ------  ------    ---
Total Consumer Imaging               1,507   1,469    + 3
                                    ------  ------    ---

Kodak Professional
  Inside the U.S.                      155     166    - 7
  Outside the U.S.                     257     283    - 9
                                    ------  ------    ---
Total Kodak Professional               412     449    - 8
                                    ------  ------    ---

Health Imaging
  Inside the U.S.                      239     221    + 8
  Outside the U.S.                     287     300    - 4
                                    ------  ------    ---
Total Health Imaging                   526     521    + 1
                                    ------  ------    ---

Other Imaging
  Inside the U.S.                      312     324    - 4
  Outside the U.S.                     338     337      0
                                    ------  ------    ---
Total Other Imaging                    650     661    - 2
                                    ------  ------    ---
Total Sales                         $3,095  $3,100      0%
                                    ======  ======    ===

--------------------------------------------------------------------------

Earnings (loss) from Operations by Operating Segment
(in millions)
                                         First Quarter
                                      2000    1999   Change

Consumer Imaging                      $184    $141    +30%
    Percent of Sales                  12.2%    9.6%

Kodak Professional                    $ 68    $ 62    +10%
    Percent of Sales                  16.5%   13.8%

Health Imaging                        $115    $100    +15%
    Percent of Sales                  21.9%   19.2%

Other Imaging                         $ 89    $(25)
    Percent of Sales                  13.7%   (3.8%)
                                      ----    ----    ---
Total Earnings from Operations        $456    $278    +64%
                                      ====    ====   ====

--------------------------------------------------------------------------

Net Earnings (Loss) by Operating Segment
(in millions)
                                         First Quarter

                                      2000    1999   Change

Consumer Imaging                      $140    $105    +33%
    Percent of Sales                   9.3%    7.1%

Kodak Professional                    $ 34    $ 52    -35%
    Percent of Sales                   8.3%   11.6%

Health Imaging                        $ 78    $ 67    +16%
    Percent of Sales                  14.8%   12.9%

Other Imaging                         $ 58    $(16)
    Percent of Sales                   8.9%   (2.4%)
                                      ----    ----    ---
Total of segments                     $310    $208    +49%
    Percent of Sales                  10.0%    6.7%

Interest expense                       (37)    (30)
Corporate interest income                5       4
Income tax effects on
 above items and taxes
 not allocated to
 segments                               11       9
                                      ----    ----
Total Net Earnings                    $289    $191
                                      ====    ====

--------------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                                         First Quarter
                                      2000    1999  Change

Gross profit                        $1,339  $1,231   + 9%
    Percent of Sales                  43.3%   39.7%
Selling, general and
 administrative expenses            $  682  $  746   - 9%
    Percent of Sales                  22.0%   24.1%
Research and development costs      $  201  $  207   - 3%
    Percent of Sales                   6.5%    6.7%

--------------------------------------------------------------------------

2000 COMPARED WITH 1999

First Quarter

Consolidated

First quarter 2000 sales were essentially unchanged as compared with the first quarter of 1999. Higher unit volumes, particularly in consumer films, papers, digital cameras and health imaging products, as well as growth in digital products, were largely offset by portfolio adjustments and adverse currency movements. When adjusted for portfolio changes, revenues increased 3% year over year. When adjusted both for portfolio changes and currency movements, sales increased 5% over the first quarter of 1999.

Sales of digital products in the quarter were $706 million, an increase of 8% over the previous year quarter. Year-over-year digital product growth rates were adversely affected by the comparison with 1999, which incorporated the acquisition of the Imation medical imaging business, with its significant digital component. Digital losses in the quarter were $4 million, an $8 million improvement year over year. Digital/digitization products and services represented 23% of the Company's sales in the first quarter 2000.

Sales in emerging markets, which accounted for approximately 19% of the Company's first quarter 2000 revenues, were up 16%. The emerging markets portfolio showed growth across the spectrum of countries, with China +23%, Taiwan +29%, Korea +20%, India +22%, Russia +74% and Brazil +20%.

Gross profit increased 9%, from 39.7% of sales to 43.3% of sales. Excluding the accelerated depreciation and relocation costs in 2000 and portfolio adjustments in 1999, both discussed above, gross profit margins improved 90 basis points from 42.7% to 43.6% year over year. The improved margin was driven primarily by higher manufacturing volumes and improved productivity which more than offset the negative impact of price, mix and exchange.

Selling, general and administrative (SG&A) expenses decreased 9%, from 24.1% of sales to 22.0%. Excluding the 1999 portfolio adjustments discussed above, SG&A expenses decreased 7%, from 23.7% to 22.0% of sales. SG&A improvement was due to continuing progress on cost reduction activities, and the divestiture of businesses with higher SG&A rates than the corporate average.

Research and development (R&D) expenses decreased 3%, from 6.7% of sales to 6.5% of sales. The decrease is primarily due to the reclassification of NexPress R&D costs to below earnings from operations and 1999 portfolio actions. Excluding these items, R&D increased 5%, year over year.

Earnings from operations increased 64% from the prior year period. Excluding $11 million in pretax charges for accelerated depreciation and relocation costs in 2000 and portfolio adjustments in 1999, earnings from operations increased 23% from $381 million to $467 million for the quarters ended March 31, 1999 and 2000, respectively. Earnings from operations benefited from higher gross profit and lower R&D and SG&A costs in the first quarter 2000.

Other income decreased from $41 million to $19 million from the prior year period, or 54%. This reduction was due primarily to reduced joint venture income from Kodak Polychrome Graphics, reclassification of NexPress R&D costs into the joint venture and unfavorable foreign exchange effects of $12 million. Interest expense increased 23% from the prior year period to $37 million, as a result of higher average borrowings.

Net earnings increased 51% to $289 million from $191 million a year ago. Excluding the $7 million after-tax charges for accelerated depreciation and relocation costs in 2000 and portfolio adjustments in 1999, net earnings increased 15% to $297 million from $259 million a year ago. This increase was due primarily to higher gross profits and lower rates of spending in R&D and SG&A. The effective tax rate was 34% in the first quarter of both 2000 and 1999.

Consumer Imaging

Sales in the Consumer Imaging segment increased 3% year over year, and increased 5% adjusting for the impact of unfavorable foreign exchange. U.S. Consumer Imaging sales increased 2%. Outside the U.S., sales increased 3% and increased 7% excluding the negative impact of foreign exchange. Worldwide segment sales growth was led by worldwide photofinishing operations, one-time-use cameras and Consumer Digital Services, which includes sales related to "You've Got Pictures", Picture CD and Kodak PhotoNet Online.

Worldwide film sales (including 35mm film, Advantix film and one-time-use cameras) to dealers in the first quarter increased 3% over first quarter 1999, reflecting an 8% volume increase partially offset by a 3% price decline and a negative 2% foreign exchange impact. U.S. film sales to dealers were down 1% reflecting a volume decline of 3% and positive pricing of 2%. The increase in pricing reflected a positive mix shift and lower levels of price promotion in the quarter. Outside the U.S., film sales to dealers were up 5%, reflecting 13% volume growth, offset by a 4% price decline and negative 4% foreign exchange impact.

Throughout the first quarter, the Company continued to successfully shift consumers to the differentiated, higher value MAX and Advantix product lines. In the U.S., MAX and Advantix films combined represented more than 57% of total consumer roll film revenues, which is up from the 55% recorded in the fourth quarter of 1999.

Worldwide paper sales in the first quarter increased 2%, reflecting 6% volume growth offset by a 2% price decline and 2% unfavorable foreign exchange. The Company's U.S. paper sales increased 2%, reflecting 2% volume growth and stable pricing. Outside the U.S. paper sales increased 1%, driven by volume gains of 7%, partially offset by a combination of price declines of 2% and 3% unfavorable currency impacts.

SG&A expenses for the segment decreased 3%, from 27.9% of sales to 26.4% of sales. Excluding advertising expenses, SG&A expenses decreased 1%, from 20.7% of sales to 20.0% of sales. R&D expenses were up 2% over the first quarter of 1999 but unchanged on a percentage of sales basis at 5.8%.

Consumer Imaging earnings from operations and net earnings increased 30% and 33%, respectively. Excluding the 2000 charges for accelerated depreciation, earnings from operations and net earnings increased 35% and 37%, respectively, as strong manufacturing productivity was partially offset by unfavorable price and foreign exchange movement. The principal contributors to this improved earnings performance were all elements of the film category, worldwide photofinishing, Picture Maker Kiosk related media, and color paper.

Kodak Professional

Kodak Professional first quarter sales decreased 8% from the previous year. Adjusting the year-over-year comparison for the impact of the formation of Kodak Polychrome Graphics in Japan, sales were down 4%. Sales inside the U.S. decreased 7% while sales outside of the U.S. declined 9%.

The Commercial Business experienced sales declines in the developed markets reversal film business, reflecting a shift from larger format use to smaller formats, as well as digital substitution. In addition, the segment experienced a 63% reduction in professional digital camera revenues, as a result of strong year ago comparisons and lower prices. However, the sensitized products portion of the Commercial business showed growth in emerging markets of approximately 12%.

Sales in the Portrait/Social sensitized business increased 4%, year over year. Continued success of the Portra family of films and papers in the U.S. market contributed to this growth. In addition, the Portrait/Social business experienced strong double-digit growth in emerging markets, due to sales of specially formulated products designed for the unique needs of customers in these markets.

Sales for the Graphics business, adjusted for the formation of Kodak Polychrome in Japan, were down approximately 3% year over year, reflecting KPG's program to rebalance inventory levels.

SG&A expenses increased 1%, from 18.7% of sales to 20.6%. Excluding advertising expenses, SG&A expenses increased 3%, from 16.5% of sales to 18.4% of sales. R&D expenses decreased 19%, from 9.4% of sales to 8.3% of sales reflecting the reclassification of NexPress R&D to below earnings from operations upon the formation of the NexPress joint venture in 1999.

Earnings from operations increased 10%, while net earnings decreased 35%. When adjusted for 1999 portfolio changes and 2000 accelerated depreciation, earnings from operations and net earnings declined 15% and 46%, respectively, reflecting lower revenues along with a reduction in joint venture income from Kodak Polychrome Graphics.

Health Imaging

Worldwide sales in the Health Imaging segment increased 1% from the first quarter of 1999. Excluding the impact of foreign currency, sales increased 4%. Sales inside the U.S. increased 8% while sales outside the U.S. decreased 4% but were up 1% when adjusted for currency.

Sales of digital products (including digital print film, laser printers and digital media) increased 5% year over year. Placements of DryView laser imagers reached record levels in the quarter, achieving an increase of 82% over last year, while DryView media sales increased 43% year over year. Wet laser imaging sales continued their expected declined from last year. Sales of digital capture products and Picture Archiving and Communications Systems (PACS) increased 55% year over year.

Sales of traditional products including film, equipment, chemistry and services decreased 2% year over year due to modest price declines in an essentially flat market, while dental sales experienced double-digit growth. Mammography and Oncology specialty films increased 6%.

SG&A expenses decreased 13%, from 21.5% of sales to 18.6% of sales, reflecting the successful integration of the Imation Medical business that was acquired in December 1998, and continued cost control. Excluding advertising expense, SG&A improved 14% from 20.7% to 17.7% of sales. R&D expenses increased 7%, from 5.8% of sales to 6.1%.

Earnings from operations and net earnings increased 15% and 16%, respectively. Excluding the 2000 charges for accelerated depreciation, earnings from operations and net earnings increased 16% and 18%, respectively, as manufacturing productivity, and reduced SG&A costs more than offset negative currency movements.

Other Imaging

Sales in the Other Imaging segment decreased 2% from the first quarter of 1999. Adjusting for the divestitures of the Office Imaging business, The Image Bank and Motion Analysis Systems Division, segment sales increased by 10%. Growth in this segment in the first quarter was led by the Digital and Applied Imaging business unit.

Adjusted for divestitures, sales growth in the quarter was led by a 62% increase in year-over-year digital camera sales. Digital camera price reductions taken early in the quarter, combined with increased marketing activities, produced both higher volumes and increased market share. In addition, the Company experienced adjusted sales growth in the mid single digits during the quarter in its motion picture film business reflecting higher overall volumes. Segment growth also benefited from the document scanner business, which experienced 23% year-over-year growth, largely offsetting declines in micrographics.

SG&A expenses decreased 28%, from 21.2% to 15.5% of sales. Excluding advertising expenses and severance charges recorded in 1999 for the Eastman Software business, SG&A expenses decreased 26%, from 17.4% to 12.9% of sales. R&D expenses decreased 4%, from 7.6% of sales to 7.4%.

Earnings from operations for the segment were $89 million, an increase of $114 million over the first quarter of last year. Excluding the 1999 portfolio adjustments and accelerated depreciation in 2000, earnings from operations and net earnings increased 57% and 51%, respectively, as a result of increased sales of motion picture films and reduced losses in the Eastman Software business.
--------------------------------------------------------------------------

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

The 3,400 personnel included in the restructuring were associated with the realignment of manufacturing (1,500) and service and photofinishing operations (870); and the consolidation of sales and marketing (460), R&D
(70) and administrative (500) functions in various locations of the Company's worldwide operations. As of the first quarter of 2000, approximately 1,000 employees have left the Company under this program. The remaining headcount reductions are expected to be completed by September 30, 2000.

The Company expects approximate pre-tax savings associated with this program of $100 million in 2000, and an additional $70 million in 2001, resulting in total run rate savings of $170 million. The Company anticipates recovering the net cash cost of this program in less than two years.

The following table summarizes the restructuring costs and activity of the 1999 program:

(in millions)
                         Severance        Shutdown
                           Costs           Costs          Total

Initial reserve            $250            $10            $260
Amounts utilized             62              2              64
                           ----            ---            ----
Balance  3/31/00           $188            $ 8            $196


In addition to the third-quarter 1999 charge, the Company incurred pre-tax charges of $11 million in the first quarter of 2000 related to accelerated depreciation of assets still in use but scheduled to be sold and exited under this program. It is estimated that accelerated depreciation charges and relocation costs of approximately $10 - $15 million pre-tax, per quarter, will be recorded through the first quarter of 2001in connection with these actions.

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

The principal purpose of this program was to eliminate infrastructure and operational inefficiencies and redundancies throughout the Company by taking actions to separate personnel, close facilities and exit non-strategic businesses. Primary actions involved the reorganization of sensitized goods manufacturing and research lab operations as well as decisions to exit numerous businesses across all operating segments, with a significant portion relating to Consumer Imaging and Other Imaging segment businesses. Approximately 13,200 employees had been terminated through the end of the first quarter 2000 under this plan. Through the end of the first quarter 2000, approximately $670 million and $90 million was spent for severance costs and other business exit costs, respectively. At March 31, 2000, the Company had a liability of approximately $100 million for this program. The remaining actions under the program will be completed in 2000.
-------------------------------------------------------------------------

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

On the other hand, currency exchange and hedging costs will be reduced; lower prices and pan-European buying will benefit the Company in its purchasing endeavors; the number of banks and suppliers needed may be reduced; there will be less variation in payment terms; and it will be easier for the Company to expand into new marketing channels such as mail order and Internet marketing.

The Company is in the process of making changes in areas such as marketing and pricing, purchasing, contracts, payroll, taxes, cash management and treasury operations. Billing systems were modified so the Company was able to show total gross, value added tax, and net in euros on national currency invoices, to enable customers to pay in the new euro currency if they wish to do so. Countries that have installed ERP/SAP software in connection with the Company's enterprise resource planning project are able to invoice and receive payments in euros as well as in other currencies. Systems for pricing, payroll and expense reimbursements will continue to use national currencies until year-end 2001. The functional currencies of the Company's operations in affected countries will remain the national currencies until approximately mid-year 2001, when they will change to the euro. By that time, all affected countries will have converted to the new ERP/SAP software.
--------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the first quarter of 2000 was $327 million. Net earnings, adjusted for depreciation and amortization provided $505 million of operating cash. This was offset by decreases in liabilities (excluding borrowings) of $444 million related primarily to severance payments for restructuring programs and the payment of accrued wage dividend and incentive compensation as well as a $234 million increase in inventories pursuant to the Company's decision to move to a level loading inventory strategy. Net cash used in investing activities of $109 million for the first quarter of 2000 was primarily for capital expenditures. The Company anticipates total capital spending of approximately $1.1 billion in 2000, with the majority of the spending for manufacturing productivity improvements, digitization activities, information technology, renovations due to relocations associated with restructuring actions taken in 1999, and environmental and safety spending. Net cash provided by financing activities of $462 million for the first quarter of 2000 was primarily due to net increases in total borrowings of $642 million, reduced by $139 million of dividend payments and $46 million for stock repurchases.

Cash dividends per share of $.44, payable quarterly, were declared in the first quarter of 2000 and 1999. Total cash dividends of $139 million and $142 million were paid in the first quarter of 2000 and 1999, respectively.

Net working capital (excluding short-term borrowings) at the end of the quarter was $1,484 million, compared with $838 million at year-end 1999. This increase is due to planned inventory build up and lower overall payables as discussed above.

On April 15, 1999, the Company's Board of Directors authorized a new stock repurchase program for up to $2 billion of the Company's outstanding stock. This program is the third since 1995, and brings the total repurchases authorized under the three programs to $5 billion. In the first quarter of 2000, the Company repurchased $46 million of outstanding shares under the $2 billion program initiated in 1999, bringing the total repurchased under that program to $702 million.
--------------------------------------------------------------------------

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

The majority of foreign currency forward contracts are denominated in euros, Swiss francs, or British pounds sterling. If foreign currency exchange rates at March 31, 2000 and 1999 increased 10%, the Company would incur losses of $40 million and $87 million on foreign currency forward contracts outstanding at March 31, 2000 and 1999, respectively. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

The Company has used silver forward contracts to minimize almost all of its exposure to increases in silver prices in 1999 and 2000. As of March 31, 2000, the Company had open forward contracts hedging virtually all of its planned silver requirements for 2000. Based on broker-quoted termination values, if the price of silver decreased 10% from $4.94 and $5.03 per troy ounce at March 31, 2000 and 1999, respectively, the fair value of silver forward contracts would be reduced by $22 million and $18 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

The Company is exposed to interest rate risk primarily through its borrowing activities and less so through investments in marketable securities. The Company utilizes U.S. dollar-denominated commercial paper and borrowings as well as foreign currency-denominated borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings are in fixed rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and business financing requirements. Using a yield to maturity analysis, if March 31, 2000 interest rates increased 10% (about 58 basis points) with the March 31, 2000 level of debt, there would be decreases in fair value of short-term and long-term borrowings of $1 million and $11 million, respectively. If March 31, 1999 interest rates increased 10% (about 52 basis points) with the March 31, 1999 level of debt, there would be decreases in fair value of short-term and long-term borrowings of $1 million and $10 million, respectively.

                        Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.
--------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 20.

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the quarter ended March 31, 2000.
--------------------------------------------------------------------------

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    May 10, 2000
                                    E. Mark Rajkowski
                                    Controller

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules


Exhibit                                                              Page

(10) P.  Eric Steenburgh Agreement dated March 12, 1998.
         (Incorporated by reference to the Eastman Kodak
         Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, Exhibit 10.)

         Notice of Award of Restricted Stock Units dated
         February 11, 2000 under the 2000 Omnibus Long-Term
         Compensation Plan.                                            21

(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-Q.

                                                           Exhibit (10) P.






                 NOTICE OF AWARD OF RESTRICTED STOCK UNITS


                       GRANTED TO ERIC L. STEENBURGH

                             FEBRUARY 11, 2000


                              PURSUANT TO THE

                 2000 OMNIBUS LONG-TERM COMPENSATION PLAN











                              APPROVED BY:

                              Executive Compensation and
                              Development Committee at its
                              February 11, 2000 Meeting

                 NOTICE OF AWARD OF RESTRICTED STOCK UNITS
                       GRANTED TO ERIC L. STEENBURGH
                             FEBRUARY 11, 2000
                              PURSUANT TO THE
                 2000 OMNIBUS LONG-TERM COMPENSATION PLAN


                             TABLE OF CONTENTS

Section   Title                                        Page


    1          Background                               23

    2          Award                                    23

    3          Terms and Conditions of Restricted
               Units                                    23

    4          Effect of Award Notice                   23

    5          Administration                           23

    6          Impact On Benefits                       23

    7          Miscellaneous                            24
               (a)  Headings                            24
               (b)  Applicable Law                      24
               (c)  Amendment                           24

                 NOTICE OF AWARD OF RESTRICTED STOCK UNITS
                       GRANTED TO ERIC L. STEENBURGH
                        EFFECTIVE FEBRUARY 11, 2000
                              PURSUANT TO THE
                 2000 OMNIBUS LONG-TERM COMPENSATION PLAN




1.   Background.  Under Article 10 of the 2000 Omnibus Long-Term
     Compensation Plan (the "Plan"), the Committee may, among other things, award restricted units of the Company's Common Stock to those Key Employees as the Committee in its discretion may determine, subject to such terms, conditions and restrictions as it deems appropriate.

2.   Award.  At its February 11, 2000 meeting, the Committee granted Eric
     L. Steenburgh (the "Participant") an Award of eight thousand (8,000) restricted units of Common Stock ("Restricted Units"). This Award was granted under the Plan, subject to the terms and conditions of the Plan, those set forth in the Administrative Guide for the 1997-1999 Performance Cycle of the Performance Stock Program, a copy of which is attached, and this Notice of Award of Restricted Units ("Award Notice").

3. Terms and Conditions of Restricted Units. The terms and conditions of and restrictions on the Restricted Units will be identical to those that would have applied had the Award been granted under the terms of the Performance Stock Program and deferred pursuant to
     Article 8 of the Administrative Guide for the 1997-1999 Performance Cycle of the Performance Stock Program.

4. Effect of Award Notice. This Award Notice, including its reference to the Plan and the Administrative Guide for the 1997-1999 Performance Cycle of the Performance Stock Program, constitutes the entire understanding between the Company and the Participant concerning the Award and supersedes any prior notices, letters, statements or other documents issued by the Company relating to the Award and all prior agreements and understandings between the Company and the Participant, whether written or oral, concerning the Award.

5. Administration. The Committee shall have full and absolute authority and discretion, subject to the provisions of the Plan, to interpret, construe and implement this Award Notice, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations necessary, appropriate or advisable for its administration. All such Committee determinations shall be final, conclusive and binding upon any and all interested parties and their heirs, successors, and personal representatives.

6. Impact on Benefits. The Restricted Units (either at the date of their grant or at the time their restrictions lapse) shall not be includible as compensation or earnings for purposes of any other compensation or benefit plan offered by the Company.

7.   Miscellaneous.

     (a) Headings. The headings of the Sections of the Award Notice have been prepared for convenience and reference only and shall not control, affect the meaning, or be taken as the interpretation of any provision of the Award Notice.

     (b) Applicable Law. This Award Notice, and its interpretation and application, will be governed and controlled by the laws of the State of New York (except as superseded by applicable Federal
          Law), applicable as though to a contract made in New York by residents of New York and wholly to be performed in New York without giving effect to principles of conflicts of laws.

     (c) Amendment. The Committee may, from time to time, amend this Award Notice in any manner.