Form 10-Q
period 2000-06-30
EASTMAN KODAK CO
filed 2000-08-10
CIK 31235

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

                               or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                        June 30, 2000

Common Stock, $2.50 par value                  307,894,689

                 Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

                                       Second Quarter     First Half-Year
                                      2000       1999      2000       1999

Sales                               $3,749     $3,610    $6,844     $6,710
Cost of goods sold                   2,043      1,886     3,799      3,755
                                    ------     ------    ------     ------
   Gross profit                      1,706      1,724     3,045      2,955

Selling, general and
 administrative expenses               752        810     1,434      1,556
Research and development costs         208        198       409        405
                                    ------     ------     -----     ------
   Earnings from operations            746        716     1,202        994

Interest expense                        42         38        79         68
Other income                            62         67        81        108
                                    ------     ------     -----     ------
Earnings before income taxes           766        745     1,204      1,034
Provision for income taxes             260        254       409        352
                                    ------     ------    ------     ------
   NET EARNINGS                     $  506     $  491    $  795     $  682
                                    ======     ======    ======     ======

Basic earnings per share            $ 1.63     $ 1.54    $ 2.56     $ 2.13
                                    ======     ======    ======     ======

Diluted earnings per share          $ 1.62     $ 1.52    $ 2.55     $ 2.11
                                    ======     ======    ======     ======

Earnings used in basic and
 diluted earnings per share         $  506     $  491    $  795     $  682

Number of common shares used in
 basic earnings per share            309.7      319.1     310.0      320.6

Incremental shares from
 assumed conversion of options         2.1        3.9       2.1        3.5
                                    ------     ------    ------     ------
Number of common shares used in
 diluted earnings per share          311.8      323.0     312.1      324.1
                                    ======     ======    ======     ======

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                          $7,148     $6,212   $6,995     $6,163
Net earnings                           506        491      795        682
Cash dividends declared               (137)      (140)    (273)      (282)
                                    ------     ------    ------    ------
Retained earnings
  at end of period                  $7,517     $6,563    $7,517     $6,563
                                    ======     ======    ======     ======

--------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                           June 30,        Dec.31,
                                             2000           1999
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   258         $  373
Marketable securities                          18             20
Receivables                                 2,988          2,537
Inventories                                 1,739          1,519
Deferred income tax charges                   712            689
Other                                         299            306
                                          -------        -------
 Total current assets                       6,014          5,444
                                          -------        -------
PROPERTIES
Land, buildings and equipment at cost      13,000         13,289
Less: Accumulated depreciation              7,192          7,342
                                          -------        -------
 Net properties                             5,808          5,947
                                          -------        -------
OTHER ASSETS
Goodwill (net of accumulated amortization
 of $731 and $671)                            968           982
Other noncurrent assets                     1,926         1,801
Deferred income tax charges                   143           196
                                          -------       -------
 TOTAL ASSETS                             $14,859       $14,370
                                          =======       =======
---------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,317      $ 3,832
Short-term borrowings                       1,798        1,163
Taxes - income and other                      668          612
Dividends payable                             137          139
Deferred income tax credits                    24           23
                                          -------      -------
 Total current liabilities                  5,944        5,769

OTHER LIABILITIES
Long-term borrowings                        1,155          936
Postemployment liabilities                  2,702        2,776
Other long-term liabilities                   896          918
Deferred income tax credits                    62           59
                                          -------      -------
 Total liabilities                         10,759       10,458

SHAREHOLDERS' EQUITY
Common stock at par*                          978          978
Additional paid in capital                    869          889
Retained earnings                           7,517        6,995
Accumulated other comprehensive loss         (311)        (145)
                                          -------      -------
                                            9,053        8,717
Less: Treasury stock at cost*               4,953        4,805
                                          -------      -------
 Total shareholders' equity                 4,100        3,912
                                          -------      -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $14,859      $14,370
                                          =======      =======

* Common stock: $2.50 par value, 950 million shares authorized,
391 million shares issued at June 30, 2000 and December 31,
1999.  Treasury stock at cost consists of approximately 83
million shares at June 30, 2000 and 81 million shares at
December 31, 1999.
Total comprehensive income was $427 million and $475 million for the quarters, and $629 million and $584 million for the
half-years, ended June 30, 2000 and June 30, 1999,
respectively.
--------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
                                                   First Half-Year
                                                     2000    1999

Cash flows from operating activities:
Net earnings                                       $  795  $  682
Adjustments to reconcile to
net cash (used in) provided by operating activities:
  Depreciation and amortization                       434     442
  Asset impairment and other charges                   16     103
  Provision for deferred taxes                         34      35
  Gain on sales/retirements of assets                 (70)    (37)
  Increase in receivables                            (514)   (536)
  Increase in inventories                            (263)    (83)
  Decrease in liabilities excluding borrowings       (458)   (245)
  Other items, net                                   (203)   (218)
                                                   ------  ------
    Total adjustments                              (1,024)   (539)
                                                   ------  ------
    Net cash (used in) provided by operating
     activities                                      (229)    143
                                                   ------  ------

Cash flows from investing activities:
  Additions to properties                            (365)   (478)
  Proceeds from sales of assets                       122      78
  Cash flows related to sales of businesses             -      51
  Acquisitions, net of cash acquired                  (66)     (3)
  Sales of marketable securities                       55      63
  Purchases of marketable securities                  (53)    (33)
                                                   ------  ------
    Net cash used in investing activities            (307)   (322)
                                                   ------  ------

Cash flows from financing activities:
  Net increase in borrowings
   with original maturity of
   90 days or less                                    543     778
  Proceeds from other borrowings                    1,008     518
  Repayment of other borrowings                      (679)   (516)
  Dividends to shareholders                          (275)   (284)
  Exercise of employee stock options                   23      17
  Stock repurchase programs                          (193)   (491)
                                                   ------  ------
    Net cash provided by financing activities         427      22
                                                   ------  ------

Effect of exchange rate changes on cash                (6)     (8)
                                                   ------  ------

Net decrease in cash and cash equivalents            (115)   (165)
Cash and cash equivalents, beginning of year          373     457
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  258  $  292
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

NOTE 3: DERIVATIVES AND MARKET RISK

On January 1, 2000, the Company adopted Financial Accounting
Standards Board (FASB) Statement of Financial Accounting
Standards (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities."

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts.

The Company manages its foreign currency related risk primarily through the use of foreign currency forward contracts. The majority of the contracts held by the Company are denominated in euros, Canadian dollars and Australian dollars.

The Company entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. During the second quarter of 2000, the Company entered into cash flow hedges for the euro, the Canadian dollar, and the Australian dollar, with maturity dates ranging from June 2000 to December 2000. At June 30, 2000, the fair value of open contracts was a pre-tax loss of $7 million, recorded in other comprehensive income. During the second quarter of 2000, no amounts were reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant. Amounts deferred to other comprehensive income will be reclassified into cost of goods sold within the next twelve months.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency-denominated assets and liabilities. These contracts are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings (both in other income).

A sensitivity analysis indicates that if foreign currency exchange rates at June 30, 2000 and 1999 increased 10%, the Company would incur losses of $54 million and $52 million on foreign currency forward contracts outstanding at June 30, 2000 and 1999, respectively. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

The Company is exposed to commodity price risk related to forecasted worldwide purchases of silver, a key ingredient in the manufacture of traditional photographic film and paper. To mitigate this risk the Company designates silver forward contracts as cash flow hedges of its forecasted silver purchases. At June 30, 2000, the Company had open forward contracts hedging virtually all of its planned silver requirements through the first quarter of 2001. The fair value of these open contracts was less than $1 million. During the second quarter of 2000, less than $1 million of realized gains was recorded in cost of goods sold, and a realized loss of approximately $3 million (pre-tax) was recorded in other comprehensive income. Hedge ineffectiveness was insignificant. All open contracts mature by March 2001. All of the realized gains and losses in other comprehensive income will be reclassified into cost of goods sold within the next twelve months.

A sensitivity analysis indicates that based on broker-quoted termination values, if the price of silver decreased 10% from $5.02 and $5.22 per troy ounce at June 30, 2000 and 1999, respectively, the fair value of silver forward contracts would be reduced by $21 million and $15 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

The Company is exposed to interest rate risk primarily through its borrowing activities and less so through investments in
marketable securities.  The Company utilizes U.S. dollar-
denominated as well as foreign currency-denominated borrowings to fund its working capital and investment needs.  The majority of short-term and long-term borrowings are in fixed rate
instruments.  There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at
current market rates.  The extent of this risk is not
predictable because of the variability of future interest rates and business financing requirements.  Using a yield to maturity analysis, if June 30, 2000 interest rates increased 10% (about
63 basis points) with the June 30, 2000 level of debt, there would be decreases in fair value of short-term and long-term borrowings of $1 million and $23 million, respectively.  If June
30, 1999 interest rates increased 10% (about 58 basis points)
with the June 30, 1999 level of debt, there would be decreases in fair value of short-term and long-term borrowings of $2
million and $7 million, respectively.
--------------------------------------------------------------------------

NOTE 4:  ACQUISITIONS

On May 15, 2000, the Company acquired the remaining ownership interest in PictureVision, Inc. for cash and assumed
liabilities with a total transaction value of approximately $90 million.  PictureVision, the leading provider of digital
imaging network services and solutions, will operate as a
wholly-owned subsidiary of the Company.  Prior to acquiring the remaining interest of PictureVision, the Company owned 51% of its stock.  In connection with this transaction, the Company recorded approximately $25 million in charges for acquired in-
process research and development (R&D) and other acquisition-
related charges.  Goodwill recorded in connection with the
second quarter acquisition is being amortized over 7 years.
--------------------------------------------------------------------------

NOTE 5:  RESTRUCTURING CHARGES

Please refer to the discussion under the heading "Restructuring
Programs" on pages 21-22.
--------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

SUMMARY
(in millions, except per share data)
CAPTION>
                                   Second Quarter         First Half-Year
                                 2000    1999  Change   2000    1999  Change
Sales                          $3,749  $3,610   + 4%  $6,844   $6,710  + 2%
Earnings from operations          746     716   + 4    1,202      994  +21
Net earnings                      506     491   + 3      795      682  +17
Basic earnings per share         1.63    1.54   + 6     2.56     2.13  +20
Diluted earnings per share       1.62    1.52   + 7     2.55     2.11  +21

2000

Sales for the three- and six-months ended June 30, 2000 reflect solid volume gains in consumer films, papers and digital cameras, as well as strength in emerging markets. This growth was partially mitigated by foreign exchange movements, which had a $92 million and a $146 million adverse impact on sales for the quarter and year-to-date periods, respectively. Sales were also impacted by portfolio actions in 1999, primarily related to the sale of The Image Bank and The Motion Analysis Systems Division in November 1999.

Net earnings in the first half year were reduced by after-tax charges of $15 million ($23 million pre-tax) for accelerated depreciation and relocation expenses associated with the sale and exit of an equipment manufacturing facility. Excluding these charges, first-half earnings per share would have been $2.60, or 12% higher than adjusted first-half 1999 earnings per share of $2.32, the latter excluding after-tax charges of $68 million ($103 million pre-tax) related to portfolio adjustments to exit non-strategic or under-performing businesses and product lines.

The Company's current year second quarter results included certain charges and credits outlined below:

In connection with the Company's efforts to reposition Eastman Software and the rationalization of certain manufacturing assets, the Company recorded a pre-tax charge of $31 million in the quarter. Of this charge, $20 million is related to the write-down of assets to net realizable value and severance costs.

Also during the quarter, a plan approved by Kodak Polychrome Graphics (KPG) management to improve the cost structure of the joint venture resulted in Kodak recording a $15 million pre-tax charge as its share of the cost of that program. Steps to be taken at KPG include capacity rationalization to better align sources of supply and demand and severance charges associated with achieving a more competitive cost structure. It is possible that additional charges may be recorded by the Company in future quarters as KPG completes this improvement program.

Additionally, the Company incurred approximately $25 million of charges for in-process R&D and other acquisition-related costs in connection with its purchase of the remaining interest in its PictureVision subsidiary, as further described in Note 4, "Acquisitions".

During the quarter, the Company also reversed approximately $44 million of severance related costs originally recorded as part of its third quarter 1999 restructuring charge, which is fully described in the section titled "Restructuring Programs".

The Company also benefited during the quarter from gains associated with the de-mutualizaton of an insurance company, resulting in a one-time cash payment of approximately $25 million.

The impact on the Company's results from the above items was a reduction in pre-tax earnings of approximately $2 million and $1 million in after-tax earnings for the quarter and half year.  As a result of these charges and credits, cost of goods sold (COGS)
was reduced by approximately $19 million, R&D was increased by approximately $6 million, and selling, general and administrative expenses (SG&A) was increased by less than $1 million.  In
addition, "Other Income" was adversely impacted by approximately
$15 million as the result of the KPG cost reduction plan.  Except as specifically described in the business segment discussions which follow, the impact of these items on operating segment results is immaterial.
---------------------------------------------------------------------------

Sales by Operating Segment
(in millions)
                                 Second Quarter          First Half-Year
                               2000    1999   Change   2000     1999   Change
Consumer Imaging
  Inside the U.S.            $1,122  $1,002    +12%  $1,812    $1,679   + 8%
  Outside the U.S.              993     994      0    1,810     1,786   + 1
                             ------  ------    ---   ------    ------   ---
Total Consumer Imaging        2,115   1,996    + 6    3,622     3,465   + 5
                             ------  ------    ---   ------    ------   ---

Kodak Professional
  Inside the U.S.               180     182    - 1      335       348   - 4
  Outside the U.S.              256     303    -16      513       586   -12
                             ------  ------    ---   ------    ------   ---
Total Kodak Professional        436     485    -10      848       934   - 9
                             ------  ------    ---   ------    ------   ---

Health Imaging
  Inside the U.S.               258     248    + 4      497      469   + 6
  Outside the U.S.              286     277    + 3      573      577   - 1
                             ------  ------    ---   ------   ------   ---
Total Health Imaging            544     525    + 4    1,070    1,046   + 2
                             ------  ------    ---   ------   ------   ---

Other Imaging
  Inside the U.S.               327     293    +12      639     617    + 4
  Outside the U.S.              327     311    + 5      665     648    + 3
                             ------  ------    ---   ------  ------    ---
Total Other Imaging             654     604    + 8    1,304   1,265    + 3
                             ------  ------    ---   ------  ------    ---
Total Sales                  $3,749  $3,610    + 4%  $6,844  $6,710    + 2%
                             ======  ======    ===   ======  ======    ===

---------------------------------------------------------------------------

Earnings from Operations by Operating Segment
(in millions)
                                 Second Quarter           First Half-Year
                                2000   1999   Change   2000    1999   Change
Consumer Imaging                $457   $417    +10%  $  641  $  558    + 15%
    Percent of Sales            21.6%  20.9%           17.7%   16.1%

Kodak Professional              $ 63   $ 99    -36%  $  131  $  161   - 19%
    Percent of Sales            14.4%  20.4%           15.4%   17.2%

Health Imaging                  $127   $127      0%  $  242  $  227  +  7%
    Percent of Sales            23.3%  24.2%           22.6%   21.7%

Other Imaging                   $ 55   $ 73    -25%  $  144  $  48   +200%
    Percent of Sales             8.4%  12.1%           11.0%   3.8%
                                ----   ----    ---   ------  ------  ----
Total of segments               $702   $716    - 2%  $1,158  $  994  + 16%
    Percent of Sales            18.7%  19.8%           16.9%   14.8%

Restructuring
 (charges) credits                44      -              44       -
                                ----   ----    ---   ------  ------  ----
Total Earnings from Operations  $746   $716    + 4%  $1,202  $  994  + 21%
                                ====   ====    ===   ======  ======  ====
    Percent of Sales            19.9%  19.8%           17.6%   14.8%
---------------------------------------------------------------------------

Net Earnings by Operating Segment
(in millions)
                                 Second Quarter           First Half-Year
                               2000    1999   Change   2000    1999   Change

Consumer Imaging               $332    $289    +15%    $472   $394    + 20%
    Percent of Sales           15.7%   14.5%           13.0%  11.4%

Kodak Professional             $ 28    $ 86    -67%    $ 62   $138   - 55%
    Percent of Sales            6.4%   17.7%            7.3%  14.8%

Health Imaging                 $ 91    $ 90    + 1%    $169   $157  +  8%
    Percent of Sales           16.7%   17.1%           15.8%  15.0%

Other Imaging                  $ 45    $ 49    - 8%    $103   $ 33  +212%
    Percent of Sales            6.9%    8.1%            7.9%   2.6%
                               ----    ----    ---     ----   ----  ----
Total of segments              $496    $514    - 4%    $806   $722  + 12%
    Percent of Sales           13.2%   14.2%           11.8%  10.8%

Restructuring
 (charges) credits               44       -              44      -
Interest expense                (42)    (38)            (79)   (68)
Other corporate items            13       6              18     10
Income tax effects on
 above items and taxes
 not allocated to
 segments                        (5)      9               6    18
                               ----    ----    ----    ----  ----  ----
Total Net Earnings             $506    $491    + 3%    $795  $682  + 17%
                               ====    ====    ===     ====  ====   ===
    Percent of Sales           13.5%   13.6%           11.6% 10.2%

---------------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                                 Second Quarter           First Half-Year
                               2000    1999   Change   2000    1999   Change
Gross profit                 $1,706  $1,724   - 1%   $3,045  $2,955    + 3%
    Percent of Sales           45.5%   47.7%           44.5%   44.0%
Selling, general and
 administrative expenses     $  752  $  810   - 7%   $1,434  $1,556    - 8%
    Percent of Sales           20.1%   22.4%           21.0%   23.2%
Research and development
  costs                      $  208  $  198   + 5%   $  409  $  405   + 1%
    Percent of Sales            5.5%    5.5%            6.0%    6.0%
---------------------------------------------------------------------------

2000 COMPARED WITH 1999

Second Quarter

Consolidated

Second quarter 2000 sales increased 4% over the comparable 1999 period. Double-digit growth in emerging markets and higher unit volumes in consumer films, papers, digital cameras and health imaging digital products more than offset the negative impact of portfolio adjustments and currency movements. When adjusted for portfolio changes, revenues increased by 5% year over year. When adjusted for both portfolio changes and currency movements, sales increased 8% over the second quarter of 1999.

Emerging markets continued positive sales momentum in the second quarter, posting a 13% year-on-year improvement. The emerging market portfolio accounted for approximately 17% of Kodak's worldwide sales in the quarter. The portfolio showed growth across all regions including Latin America (+10%), Eastern Europe, Africa, Middle East (+9%), Greater China (+14%), Asia Area (+17%), and Greater Russia (+37%).

Sales of digital products and services in the second quarter were $725 million, a year-over-year increase of 2%. Adjusting for portfolio, and excluding the cyclical writeable CD business and graphics digital, sales were up 17%. Operating results associated with these sales for the second quarter were $12 million, a year-over-year increase of 9% (this measure of digital performance excludes the impact of PictureVision and Eastman Software charges). Digital products and services represented 19% of the Company's sales in the second quarter.

Second quarter digital sales were negatively impacted by a decline in sales of digital graphics products (principally computer to plate and digital proofing systems) to the KPG joint venture. Excluding graphics components for both years, digital sales in the quarter were $635 million, a year-over-year increase of 10%. On the same comparison basis, earnings improved $22 million year over year from a loss of $28 million to a loss of $6 million in the second quarter.

The principal source of improved digital earnings in the quarter was increasing contributions from Health Imaging digital products (principally laser film). Increased investments in the consumer digital still camera business and continuing price pressure in the writeable CD business adversely impacted digital earnings in the quarter.

Second quarter gross profit declined by approximately 2.2 percentage points, from 47.7% of sales to 45.5% year over year. The decline in margin was driven principally by lower prices, unfavorable sales mix, and the impact of negative exchange, partially offset by volume-driven manufacturing productivity. Included in the 2000 second quarter gross profit are accelerated depreciation and relocation expenses associated with the sale and exit of our equipment manufacturing facility of approximately $12 million and other charges and credits recorded in the second quarter as discussed previously, which reduced COGS by approximately $19 million.

SG&A expenses declined both in dollars and as a percentage of sales from 22.4% to 20.1%, while SG&A excluding advertising expenses also declined, from 17.2% to 15.1%. This decrease is principally due to the Company's ongoing cost reduction activities and portfolio actions.

R&D expenditures increased from $198 million to $208 million and is in line with the prior year on a percentage of sales basis at 5.5%. Included in R&D expense in the 2000 second quarter are other charges and credits, which increased R&D by approximately $6 million, primarily related to the write-off of in-process R&D in connection with the acquisition of the remaining ownership interest in PictureVision, Inc.

Earnings from operations were $746 million, an increase of 4%, despite the year-over-year impact of currency exchange, which reduced earnings from operations by $36 million. The Company continued to realize savings from cost reduction activities, as SG&A expenses continued to decline both in dollars and as a percent of sales, contributing to earnings growth.

Interest expense increased $4 million or 11% over last year, primarily as a result of higher average borrowing rates. Other income decreased $5 million, which is primarily the result of lower equity earnings for the KPG joint venture, which includes the $15 million charge, discussed previously, partially offset by the sales of investments.

Net earnings were $506 million, or $1.62 per share, up 7% on a per-share basis from $491 million, or $1.52 per share a year ago.


Consumer Imaging

Worldwide Consumer Imaging sales in the second quarter were up 6% year over year, or an increase of 9% when adjusted for the impact of unfavorable exchange. U.S. Consumer Imaging sales were up 12%. Outside the U.S., sales were flat, but up 6% excluding the unfavorable impact of exchange.

In the quarter, Consumer Imaging experienced sales growth across a broad range of product categories including 35mm color negative film, Advantix film, one- time-use cameras, color paper, photofinishing, and consumer digital products and services.

Geographically, the Consumer Imaging segment experienced strong emerging markets performance, with year-over-year sales up 12%. Sales growth was led by Eastern Europe including Russia (+18%), Southeast Asia including India (+13%), Greater China (+11%) and Latin America (+8%).

Worldwide film sales (including 35mm film, Advantix film, and one-time-use cameras) to dealers in the second quarter were up 7%, reflecting a 13% volume increase partially offset by a 3% price/mix decline and negative 3% exchange impact. U.S. film sales to dealers were up 11%, reflecting a 10% volume increase and positive price/mix of 1%. Outside the U.S., film sales to dealers were up 4%, reflecting volume growth of 16%, partially offset by a 6% price/mix decline and negative 5% exchange impact.

Throughout the second quarter, the Company continued to successfully shift consumers to the differentiated, higher value MAX and Advantix product lines. In the U.S., MAX and Advantix films combined grew to more than 59% of total consumer roll film revenues, which compares favorably to the 57% recorded in the first quarter of 2000 and up 8 percentage points over the second quarter of 1999.

Worldwide paper sales in the second quarter were up 4%, reflecting 10% volume growth partially offset by a 3% price decline and 3% unfavorable exchange. U.S. paper sales were up 12%, reflecting 13% volume growth on lower prices. Outside the U.S., paper sales were down 1%, reflecting volume gains of 8%, offset by a combination of negative 4% price and 5% unfavorable exchange.

SG&A expenses for the segment decreased 9%, from 24.4% of sales to 21.1%. Excluding advertising expenses, SG&A expenses decreased 12%, from 16.8% of sales to 14.0%. Research and development expenses decreased 8%, from 4.3% of sales to 3.7%.

In the second quarter, Consumer Imaging Segment earnings from operations increased 10% or $40 million year over year. Worldwide, strong gains in film volumes, continued cost reductions, and the reassignment of the sales and earnings of PictureVision to the Other Imaging segment, contributed to Consumer Imaging segment earning improvements.

Consumer Imaging's earnings from operations rate improved to 21.9% of sales from the 20.9% of a year ago. A 3 percentage point reduction in gross profit margin rate was offset by more than a 3 percentage point reduction in SG&A rate. The reduction in the gross profit margin rate was due to the unfavorable effects of price, mix and exchange, which more than offset favorable manufacturing productivity. Net earnings for the segment of $332 million increased $43 million or 15% over second quarter 1999.


Kodak Professional

Kodak Professional second quarter revenues were down 10% from the previous year, principally due to declines in sales to the KPG joint venture. Adjusted for portfolio, revenues were down 9% year over year, or down 7% excluding portfolio and unfavorable exchange. Sales inside the U.S. decreased 1%, and sales outside the U.S. decreased 16%, despite a 14% growth rate in emerging market sales.

The Commercial Business saw a continuation of the trends visible in the first quarter, with declining sales in the color reversal film business in developed markets and lower levels of sales for professional digital still cameras. However, in emerging markets, the Commercial digital output portfolio continued to show good growth.

The Portrait/Social business showed growth both in its sensitized products portfolio and digital offerings, with continuing strong acceptance of its ProImage products in emerging markets and its Portra products in developed markets.

The sales declines in the Commercial Business discussed above were essentially offset by sales increases in the Portrait/Social business, resulting in flat year-over-year sales, excluding graphics sales. The primary contributor to the segment's year-over-year revenue decline was the reduced level of product sales to the KPG joint venture. These declines reflect the ongoing inventory re-balancing efforts of KPG, which is part of an overall process improvement program within the joint venture.

SG&A expenses for the segment increased 2%, from 18.8% of sales to 21.3%, as a result of increased spending related to e-Commerce initiatives. Excluding advertising expenses, SG&A expenses increased 5%, from 16.1% of sales to 18.8%. R&D expenses decreased 3%, but increased as a percentage of sales from 7.2% to 7.8%.

Kodak Professional earnings from operations decreased 36% from the year-ago quarter, as a result of lower sales volumes, adverse pricing and unfavorable mix. Net earnings for the segment decreased 67% from $86 million in 1999 to $28 million in 2000, with the 2000 number adversely affected by the charge taken for the Company's KPG joint venture discussed previously.


Health Imaging

In the second quarter, worldwide sales in the Health Imaging Segment increased 4% year over year or an increase of 6% when adjusted for the impact of exchange. U.S. sales increased 4% while sales outside the U.S. were up 3%, or up 7% when adjusted for exchange. Sales in emerging markets increased 10%.

Sales of digital products (including laser printers, digital media, digital capture equipment and Picture Archiving and Communications Systems (PACS)) increased 14% year over year. Placements of DryView laser imagers reached record levels for the second consecutive quarter, achieving an increase of more than 2X over last year, while DryView media sales increased 50% year over year. Wet laser imaging sales continued their expected decline from last year. Sales of digital capture products and PACS increased nearly 40% year over year.

Sales of traditional medical products, including analog film, equipment, chemistry and services, decreased 2% year over year, an increase of 1% when adjusted for the impact of exchange. For analog films, modest volume growth, driven by market share gains, was offset by price declines and unfavorable exchange in the quarter. Within this category, however, mammography and oncology specialty films continued to show strong growth of 17%. Dental product sales were down in the quarter due to a planned reduction in dealer inventories, which will result in better alignment of sell-in with sell-through.

SG&A expenses for the segment increased 2%, but decreased from 18.7% of sales to 18.4%, reflecting continued cost control and on-going benefits from the successful integration of the Imation business acquired in December 1998. Excluding advertising expenses, SG&A expenses decreased 2%, from 18.1% of sales to 17.1%. R&D expenses decreased 3%, from 6.7% of sales to 6.3%, consistent with the long term spending target for the business.

Earnings from operations were flat with the prior year at $127 million, as the benefits of overall increased sales and modest manufacturing productivity were offset by lower margins due to the change in product price/mix and exchange. Net earnings increased 1% over the second quarter of 1999.

Other Imaging

Other Imaging Segment sales were up 8% over the second quarter of 1999. When adjusted for the divestiture of The Image Bank and the Motion Analysis Systems Division, sales were up 15%. Segment sales growth in the quarter was led by strong digital camera unit volume increases of approximately 55% and strong growth of photograde inkjet paper sales. The Commercial & Government Systems unit also contributed strong sales growth as did the Entertainment Imaging business, which continued to benefit from the increasing rate of new releases in the motion picture industry.

SG&A expenses for the segment increased 1%, but decreased as a percentage of sales from 22.0% to 20.4%. Excluding advertising expenses, SG&A expenses increased 2%, but decreased as a percent of sales from 18.7% to 17.5%. The reduction in costs, on a percent of sales basis, reflects the Company's goal of growing its business without adding significantly to its administrative cost base. Included in SG&A expenses for the second quarter 2000, are other charges and credits of approximately $23 million, primarily related to Eastman Software and PictureVision as discussed previously.

R&D expenses increased 43%, from 7.3% of sales to 9.6%. The increase was primarily due to the write-off of in-process R&D acquired in connection with the purchase of the remaining interest of PictureVision and increased investments in the Company's digital portfolio of products and services.

Earnings from operations for the segment were down 25%, reflecting the impact of Eastman Software charges and costs associated with the acquisition of PictureVision. Net earnings for the segment decreased 8%.

Year to date

Consolidated

Sales for the six months ended June 30, 2000 increased 2% over the comparable 1999 period. Higher unit volumes in consumer films and paper, health imaging films and digital cameras along with increases in photofinishing revenues were partially offset by portfolio adjustments, adverse currency, and declines in sales of graphics products and CD media. When adjusted for portfolio changes, sales increased 4% year over year. When adjusted for both portfolio changes and currency movements, sales increased 6% over the first half of 1999.

Sales in emerging markets, which accounted for 18% of the Company's half-year sales, increased 15% over the comparable 1999 year-to-date period. Solid growth over the comparable 1999 year-to-date period was seen across all regions including Greater China (+17%), Latin America (+9%), Asia Area (+18%), Eastern Europe, Africa, Middle East (+10%), and Greater Russia (+51%).

Sales of digital products and services were $1,431 million for the first six months of 2000, and represent a 5% increase over the $1,366 million recorded in 1999. Sales from digital/digitization products and services accounted for 21% of the Company's total year-to-date sales. Excluding the impact of charges taken for PictureVision and Eastman Software, discussed previously, earnings from the Company's digital business totaled $8 million, a $12 million increase over last year's $4 million loss.

Gross profit increased 3% in the year-to-date period from 44.0% of sales to 44.5% of sales. The increase in margins was the result of higher manufacturing volumes and improved productivity offset by the negative impact of price, mix, and exchange. 2000 gross profit includes accelerated depreciation and relocation costs of approximately $23 million and other charges and credits, discussed previously, which reduced COGS by approximately $19 million. 1999 gross profit includes pre-tax charges of approximately $91 million related to portfolio adjustments, discussed previously.

SG&A expenses decreased 8% from 23.2% of sales to 21.0%, while SG&A excluding advertising expenses also declined as a percent of sales, from 18.4% to 16.4%. This reflects the Company's cost reduction and portfolio actions, which benefited SG&A both in dollars and as a percent of sales. 1999 SG&A includes approximately $12 million related to portfolio adjustments, discussed previously.

R&D expenditures were flat as a percentage of sales and increased slightly in dollar terms, from $405 million to $409 million. Included in R&D expense for 2000 are other charges, primarily for in-process R&D as discussed previously, of approximately $6 million.

Earnings from operations increased 21%. Included in 1999 earnings from operations were charges of approximately $103 million related to portfolio actions discussed previously. 2000 earnings from operations includes charges of approximately $23 million for accelerated depreciation and relocation expenses partially offset by other charges and credits which increased earnings from operations by approximately $13 million. Year-over-year currency movements had a $62 million negative impact on earnings from operations. In addition to the items discussed above, earnings from operations benefited from the continued downward trend in SG&A costs, both in dollars and as a percentage of sales.

Interest expense increased 16% from the prior period, primarily as a result of higher average borrowing rates. Other income decreased $27 million, primarily due to lower equity earnings for the KPG joint venture, which includes a $15 million charge, discussed previously, and the reclassification of Nexpress R&D costs into the joint venture, partially offset by the sales of investments.
Net earnings increased 17% from $682 million to $795 million for the six-month period ended June 30, 1999 and 2000, respectively. Earnings per share increased 21% over the first half of 1999, and 12% when adjusted for 1999 portfolio actions and 2000 accelerated depreciation and relocation expenses, discussed above. The effective tax rate was 34% in both periods.


Consumer Imaging

Year-to-date sales in the Consumer Imaging segment increased 5% year over year and increased 7% excluding unfavorable foreign exchange movement. U.S. sales increased 8% while sales outside the U.S. grew by 1%, and 6% excluding the effect of exchange movements. Sales outside the U.S. were driven by 14% growth in emerging markets, which saw double-digit sales growth in film both in volume and dollar terms.

Worldwide film sales (including 35 mm film, Advantix film, and one-time-use cameras) increased 5% over the first half of 1999, reflecting an 11% volume increase which more than offset negative price and foreign exchange movements of 3% and 2%, respectively. U.S. film sales increased 7% on increased volume and flat prices. Outside the U.S., film sales to dealers increased 4% reflecting 15% higher volumes offset by lower prices and unfavorable exchange movements.

Worldwide paper sales increased 3% for the six months ended June 30, 2000 over the comparable year-ago period. This increase reflects 8% volume gains, partially mitigated by 2% lower prices and a 3% negative impact on currency. U.S. paper sales increased by 8% reflecting volume gains of 9% and slightly lower prices. Outside the U.S., paper sales were flat, as an 8% increase in unit volume was offset by price declines and negative exchange movements.

SG&A expenses for the segment decreased 6%, from 25.9% of sales to 23.3% of sales, reflecting the benefits of the Company's cost reduction efforts. Excluding advertising expenses, SG&A expenses decreased 7%, from 18.5% of sales to 16.5%. R&D expenses decreased 4%, from 4.9% of sales to 4.5%.

Earnings from operations increased 15%, as the benefits of higher unit sales volumes, manufacturing productivity, and cost reductions more than offset exchange and lower effective selling prices. Net earnings were $472 million, which reflects a 20% increase over the prior-year period.


Kodak Professional

Sales in the Kodak Professional segment decreased 9% over the first half of 1999. Adjusting the year-over-year comparison for the impact of the formation of the KPG joint venture in Japan, sales declined 7%. Increased revenues in the Company's Portrait/Social business did not offset declines in digital camera volumes, reduced sales in the segment's commercial business and lower sales of graphic products to KPG. U.S. revenues decreased 4% and revenues outside the U.S. decreased 12%, or 10% excluding the unfavorable impact of foreign exchange.

SG&A expenses for the segment increased 2%, from 18.6% of sales to 20.9%. Excluding advertising expenses, SG&A expenses increased 4%, from 16.2% of sales to 18.5%, reflecting increased e-Commerce related spending. R&D expenses decreased
12%, from 8.2% of sales to 8.0%.

Earnings from operations decreased 19%, while net earnings (which includes the $15 million pre-tax charge related to the KPG business discussed previously) declined 55%. Included in 1999 earnings from operations is a $20 million pre-tax charge related to the Company's investment in CalComp Corporation. The decline in net earnings reflects lower revenues along with a reduction of joint venture income from KPG.


Health Imaging

Sales in the Health Imaging segment increased 2% from the prior year-to-date period, and 5% excluding the adverse effect of currency movements. Increased sales of DryView media and digital products more than offset an expected decrease in wet laser imaging sales. Sales inside the U.S. increased 6%, while sales outside the U.S. decreased 1%, despite an increase of 10% in emerging market sales. Excluding the adverse effect of foreign currency movement, sales outside the U.S. increased 3%.

SG&A expenses for the segment decreased 6%, from 20.1% to 18.5% of sales. Excluding advertising expenses, SG&A expenses decreased 8%, from 19.4% of sales to 17.5%, reflecting the benefits of cost control initiatives and the continued successful integration of the Imation business acquired in December 1998. R&D expenses increased 3%, from 6.1% of sales to 6.2%.

Earnings from operations increased 7%, as higher sales and lower SG&A costs more than offset slightly lower margins, the result of changes in product mix and the negative impact of exchange. Segment net earnings increased 8%, from $157 million to $169 million for the six months ended June 30, 1999 and 2000, respectively.

Other Imaging

Sales in the Other Imaging segment increased 3% from the prior year-to-date period, as higher unit volumes more than offset portfolio changes and lower prices. Adjusting for the impact of portfolio changes, segment sales increased 12%. Sales growth in the first half was led by strong digital camera unit volume increases of 76%, strong sales performance in the Commercial & Government Systems unit, and growth in Entertainment Imaging, which continues to benefit from the increasing rate of new releases in the motion picture industry.

SG&A expenses for the segment decreased 14%, from 21.7% of sales to 18.0% of sales. Excluding advertising expenses, SG&A expenses decreased 17%, from 19.0% of sales to 15.3%. First half 2000 SG&A expenses include other charges and credits of approximately $23 million, primarily related to Eastman Software and PictureVision, as discussed previously. 1999 SG&A expenses include charges of approximately $12 million related to portfolio adjustments, discussed previously.

R&D expenses increased 18%, from 7.4% of sales to 8.5%, primarily due to the write-off of in-process R&D related to the PictureVision acquisition and increased investments in digital products and services.

Earnings from operations were $144 million, $96 million higher than the prior year period. Included in 1999 earnings from operations were charges of approximately $83 million related to portfolio actions discussed previously. 2000 earnings from operations include charges of approximately $4 million for accelerated depreciation and relocation expenses and other charges, discussed previously, of approximately $40 million. Aside from these charges, earnings from operations reflect higher sales levels and lower SG&A costs, which more than offset the unfavorable effects of foreign currency rate changes. Net earnings for the segment were $103 million, an increase of $70 million over the prior year.

RESTRUCTURING PROGRAMS

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

In connection with this program, approximately 3,400 positions were to be eliminated worldwide, with approximately $250 million of the restructuring charge for severance payments.
The 3,400 personnel included in the restructuring were associated with the realignment of manufacturing (1,500) and service and photofinishing operations (870); and the consolidation of sales and marketing (460), R&D (70) and administrative (500) functions in various locations of the Company's worldwide operations. Approximately $90 million of the $350 million charge was for asset write-downs, primarily for vacant buildings to be sold and equipment to be shut down as part of the Company's sale and exit of its Elmgrove manufacturing facility in Rochester, New York. In addition, approximately $10 million of the charge was for shutdown costs related to the exit of the Elmgrove facility. The net cash cost of the restructuring program, which is being funded through operations, is approximately $107 million after tax. This expected cash outflow includes the effect of the revisions to the program discussed below. As of the second quarter of 2000, approximately 1,625 employees have left the Company under this program.

During the second quarter of 2000, the Company reversed approximately $44 million of severance related costs originally recorded as part of its third quarter 1999 restructuring charge. The reversal is the result of two factors. First, certain manufacturing operations originally planned to be outsourced will now be retained, as cost beneficial arrangements for the Company could not be reached. Second, severance actions in Japan and Europe have now been completed at a cost less than originally estimated. Consequently, approximately 500 (450 manufacturing and 50 administrative) fewer employees will be separated, resulting in total planned terminations under the third quarter 1999 program of 2,900.
The remaining headcount reductions are expected to be completed by September 30, 2000. Of the $44 million reversal, approximately $25 million was recorded in cost of goods sold and approximately $19 million was recorded as part of SG&A, consistent with where the original charges were recorded.

The Company originally anticipated approximate pre-tax savings associated with this program of $100 million in 2000, and an additional $70 million in 2001, resulting in total run rate savings of $170 million. As a result of the 500 fewer terminations noted above, the Company now expects pre-tax savings of $90 million in 2000 and an additional $50 million in 2001, resulting in a revised annual run-rate savings of $140 million. The Company anticipates recovering the net cash cost of this revised program in less than two years.

The following table summarizes the restructuring costs and activity of the 1999 program:

(in millions)
                         Severance        Shutdown
                           Costs           Costs          Total

Initial reserve            $250            $10            $260
Amounts utilized            114              2             116
Amounts reversed             44              -              44
                           ----            ---            ----
Balance  6/30/00           $ 92            $ 8            $100


In addition to the third-quarter 1999 charge, the Company incurred pre-tax charges of $12 million and $23 million during the quarter and year-to-date periods ending June 30, 2000, respectively, related to accelerated depreciation of assets still in use but scheduled to be sold and exited under this program. It is estimated that accelerated depreciation charges and relocation costs of approximately $10-$15 million pre-tax, per quarter, will be recorded through the first quarter of 2001 in connection with these actions.

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

The principal purpose of this program was to eliminate
infrastructure and operational inefficiencies and redundancies throughout the Company by taking actions to separate personnel, close facilities and exit non-strategic businesses.  Primary actions involved the reorganization of sensitized goods
manufacturing and research lab operations as well as decisions to exit numerous businesses across all operating segments, with a significant portion relating to Consumer Imaging and Other
Imaging segment businesses.  Approximately 13,350 employees had been terminated through the end of the second quarter 2000
under this plan.  Through the end of the second quarter 2000, approximately $694 million and $92 million was spent for
severance costs and other business exit costs, respectively.
At June 30, 2000, the Company had a liability of approximately
$76 million for this program.  The remaining actions under the program are expected to be completed in 2000.
---------------------------------------------------------------------------

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

The Company is in the process of making changes in areas such as marketing and pricing, purchasing, contracts, payroll,
taxes, cash management and treasury operations.  Billing
systems have been modified so that the Company is now able to show total gross, value added tax, and net in euros on national currency invoices, to enable customers to pay in the new euro currency if they wish to do so.  Countries that have installed
ERP/SAP software in connection with the Company's enterprise resource planning project are able to invoice and receive
payments in euros as well as in other currencies.  Systems for pricing, payroll and expense reimbursements will continue to use national currencies until year-end 2001.  The functional currencies of the Company's operations in affected countries will remain the national currencies until approximately mid-
year 2001, when they will change to the euro.  By that time, all affected countries will have converted to the new ERP/SAP software.
---------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the first half of 2000 was $229 million. Net earnings, adjusted for depreciation and amortization and asset impairment and other charges, provided $1,245 million of operating cash. This was more than offset by increases in receivables of $514 million, reflecting normal seasonal changes; decreases in liabilities (excluding borrowings) of $458 million, related primarily to severance payments for restructuring programs and the payment of accrued wage dividend and incentive compensation; and increased inventories of $263 million reflecting the Company's decision to move to a level loading inventory strategy. Net cash used in investing activities of $307 million for the first half of 2000 was primarily to support capital expenditures. Total capital expenditures are expected to be approximately $1.1 billion for the year, essentially level with 1999, with third and fourth quarter spending to support manufacturing productivity, quality improvements, environmental compliance and new products including e-Commerce initiatives, digital photofinishing and digital cameras. Net cash provided by financing activities of $427 million for the first half of 2000 was primarily due to net increases in total borrowings of $872 million, reduced by $275 million of dividend payments and $193 million for stock repurchases.

Cash dividends per share of $.44, payable quarterly, were declared in the second quarter of 2000 and 1999. Total cash dividends of $273 million and $282 million were declared in the first half of 2000 and 1999, respectively.

Net working capital (excluding short-term borrowings) at the end of the quarter was $1,868 million, compared with $838 million at year-end 1999. This increase reflects the level loading of inventory, higher receivables and lower overall payables, as discussed above.

On April 15, 1999, the Company's Board of Directors authorized a new stock repurchase program for up to $2 billion of the
Company's outstanding stock.  This program is the third since
1995, and brings the total repurchases authorized under the
three programs to $5 billion.  Through the first half of 2000, the Company repurchased $193 million of outstanding shares under the $2 billion program initiated in 1999, bringing the total repurchased under that program to $848 million.
----------------------------------------------------------------------------

Item 3.  Quantitative And Qualitative Disclosures About Market
Risk

See Note 3, DERIVATIVES AND MARKET RISK.
----------------------------------------------------------------------------

                   Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.
----------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

The 2000 Annual Meeting of Shareholders of Eastman Kodak
Company was held on May 10.

A total of 245,562,780 of the Company's shares were present or represented by proxy at the meeting. This represented more than 79% of the Company's shares outstanding.

The individuals named below were reelected to a three-year term as Class I Directors:

Name                       Votes Received     Votes Withheld

Martha Layne Collins          208,974,535         36,588,245
George M. C. Fisher           208,831,610         36,731,170
Paul E. Gray                  209,022,646         36,540,134
John J. Phelan, Jr.           208,970,984         36,591,796


The individual named below was elected to a two-year term as a Class III Director:

Name                       Votes Received     Votes Withheld

Debra L. Lee                  208,934,820         36,627,960


Richard S. Braddock, Daniel A. Carp, Alice F. Emerson, Durk I.
Jager, Paul H. O'Neill, Laura D'Andrea Tyson and Richard A.
Zimmerman all continue as directors of the Company.

The election of PricewaterhouseCoopers LLP as independent accountants was ratified, with 242,855,321 shares voting for, 637,647 shares voting against, and 2,069,812 shares abstaining.

No vote was taken on the shareholder proposal regarding executive compensation.

The shareholder proposal concerning annual election of directors received a majority of the votes cast, with 119,052,143 shares voting for, 77,104,159 shares voting against, 4,037,915 shares abstaining, and 45,368,563 non-votes. Although this shareholder proposal received a majority of the votes cast, implementation of annual election of directors requires an amendment to the Company's Certificate of Incorporation, which requires a favorable vote of 80% of all shares outstanding.

The shareholder proposal concerning the request for additional environmental disclosure was defeated, with 14,399,344 shares voting for, 161,971,013 shares voting against, 23,823,860 shares abstaining, and 45,368,563 non-votes.

The shareholder proposal concerning the request for an executive compensation review was defeated, with 18,591,801 shares voting for, 167,307,757 shares voting against, 14,294,654 shares abstaining, and 45,368,568 non-votes.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 27.

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the quarter ended June 30, 2000.
----------------------------------------------------------------------------

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    August 10, 2000
                                    E. Mark Rajkowski
                                    Controller

         Eastman Kodak Company and Subsidiary Companies
       Index to Exhibits and Financial Statement Schedules


Exhibit                                                        Page

(10) V.  Robert J. Keegan Agreement dated June 19, 1997.
         Amendment, dated June 24, 1999, to Agreement dated
         June 19, 1997.
         (Incorporated by reference to the Eastman Kodak
         Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 10.)

         Amendment, dated July 10, 2000, to Agreement dated
         June 19, 1997, as amended.                              28


(10) Y.  Carl F. Kohrt Agreement dated May 11, 2000.             33


(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-Q.

                                                  Exhibit (10) V.

July 10, 2000


Robert J. Keegan
President, Consumer Imaging
and Executive Vice President
Eastman Kodak Company
343 State Street
Rochester, NY  14614

Re:  Amendment to June 19, 1997 Letter Agreement

Dear Bob:

By way of a letter agreement dated June 19, 1997, Eastman Kodak Company ("Kodak") entered into an agreement with you confirming the terms and conditions of your reemployment by Kodak. This letter agreement was amended by way of a subsequent letter agreement dated June 24, 1999. The June 19, 1997 letter agreement as modified by the June 24, 1999 letter agreement will hereinafter be referred to as the "June 19, 1997 Letter Agreement."

The purpose of this letter, which will become an agreement once both you and Kodak sign it, is to amend the June 19, 1997 Letter Agreement in several respects. More specifically, this letter agreement modifies your enhanced pension provision, provides you permitted reason treatment if you are terminated for other than cause and establishes a new severance benefit. In this regard, you and Kodak agree to the following:

1.   Pension

Section 7 of the June 19, 1997 Letter Agreement entitled
"Pension" is amended in its entirety to read as follows:

     7.   Pension.

          A. Kodak agrees to enhance the benefits you may become entitled to under the Kodak Retirement Income Plan ("KRIP"), Kodak Unfunded Retirement Income Plan ("KURIP"), and the Kodak Excess Retirement Income Plan ("KERIP") (hereinafter collectively referred to as the "Retirement Benefit"). Subject to the offset provision in Subsection B below, Kodak agrees upon your retirement under the terms of KRIP to calculate your Retirement Benefit based on the following deemed service in addition to any actual service you earn subsequent to your reemployment with
               Kodak: (i) your service with Kodak from October 4, 1971 until August 27, 1995; and (ii) an additional 1 year and 8 months for the period you were employed by Avery. Notwithstanding the preceding, this crediting of deemed service shall apply solely for purposes of establishing: (i) your "Vesting Service"; (ii) the total amount of "Accrued Service" used to calculate your Retirement Benefit; and (iii) your "Total Service" for purposes of determining the applicability of any early retirement reduction factor used to compute your Retirement Benefit. In addition, for purposes of applying any early retirement reduction factor used to calculate your Retirement Benefit, Kodak will, for so long as you are less than age fifty five, treat you as if you were age fifty five. This deemed service and age is not intended to enhance any other Kodak benefit or compensation to which you may become entitled.

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

2.   Permitted Reason

The June 19, 1997 Letter Agreement is amended to add the following as new Section 17 entitled "Permitted Reason."

     17.  Permitted Reason

          A. In General. For purposes of any nonqualified stock options granted to you under the 2000 Omnibus Long-Term Compensation Plan, your termination of employment will be treated as a "Permitted Reason;" provided, however your termination of employment is not voluntary or due to "Cause."

          B.   Cause.  For purposes of this Section 17, the term
               "Cause" will mean:

               (i) your failure to perform your duties in a manner deemed satisfactory by your supervisor; or

               (ii) your failure to follow a lawful written
                    directive of Eastman Kodak Company's Chief
                    Executive Officer, your supervisor or any other person to whom you have a reporting relationship in any capacity; or

               (iii)your violation of any material rule,
                    regulation, or policy that may be established from time to time for the conduct of your employer's business; or

               (iv) your unlawful possession, use or sale of
                    narcotics or other controlled substances, or performing job duties while illegally used controlled substances are present in your system; or

               (v) any act of omission or commission by you in the scope of your employment (a) which results in the assessment of a civil or criminal penalty against you or your employer, or (b) which in the reasonable judgment of your supervisor could result in a material violation of any foreign or U.S. federal, state or local law or regulation having the force of law; or

               (vi) your conviction of or plea of guilty or no
                    contest to any crime involving moral
                    turpitude; or

               (vii)any misrepresentation of a material fact
                    to, or concealment of a material fact from, your supervisor or any other person to whom you have a reporting relationship in any capacity; or

               (viii)your breach of your Eastman Kodak Company
                    Employee's Agreement or your breach of the Eastman Kodak Company Business Conduct Guide.

3.   Severance

Section 11 of the June 19, 1997 Letter Agreement is amended in its entirety to read as follows:

     11.  Severance Benefits

          A. In General. If Kodak terminates your employment for reasons other than "Cause," as defined in
               Section 17 below, or "Disability," as defined in
               Section 11(C), Kodak will pay you, subject to your satisfaction of the terms of this section, a severance allowance equal to two (2) times your then-current annual base salary plus your then-current target annual incentive award under MVCP. The severance allowance will be paid in equal consecutive payments over the two (2) year period commencing on the date of your termination of employment.

               This severance allowance will be paid to you in lieu of any other severance benefit, payment or allowance that you would otherwise be eligible for, except any benefits payable to you under Kodak's Termination Allowance Plan ("TAP") or any successor plan thereto. To the extent, however, you are eligible for a severance benefit under TAP (or any successor plan), the benefits payable to you under this section will be reduced by the amount of such severance benefit. In no event shall any of this severance allowance be "benefits bearing." Kodak will withhold from this severance allowance all income, payroll and employment taxes required by applicable law or regulation to be withheld.

               In the event you breach any of the terms of your Eastman Kodak Company Employees' Agreement or the Agreement, Waiver and Release described below, in addition to and not in lieu of, any other remedies that Kodak may pursue against you, no further severance allowance payments will be made to your pursuant to this section and you agree to immediately repay to Kodak all moneys previously paid to you pursuant to this section.

          B. Agreement, Waiver and Release. In order to receive the severance allowance described in this section, you must execute immediately prior to your termination of employment a waiver, general release and covenant not to sue in favor of Kodak (the "Agreement, Waiver and Release"), in a form satisfactory to the Senior Vice President and Director, Human Resources, of Kodak.

          C.   Disability.  For purposes of this letter, the term
               "Disability" means disability under the terms of the Kodak Long-Term Disability Plan.

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

                              Very truly yours,



                              Michael P. Morley

MPM:llh



Signed:
          Robert J. Keegan


Dated:

                                                  Exhibit (10) Y.

May 11, 2000


Carl F. Kohrt
xxxxxxxxxxxx
Rochester, NY  xxxxx

RE:  Retirement


Dear Carl:

The purpose of this letter is to confirm the terms of your impending retirement from Eastman Kodak Company ("Kodak"). Once signed by both parties, this letter will constitute an agreement between Kodak and you. For purposes of this letter agreement "Company" will mean Kodak and all of its affiliated entities.

1.   Retirement Date

It is hereby agreed that you will terminate your employment from Kodak at the close of business on June 30, 2000 (the "Termination
Date") and subsequently retire on July 1, 2000.

2.   Responsibilities

During the remainder of your employment by Kodak, you will continue in your present position and be responsible for performing the duties and responsibilities associated with this position, and such other duties and responsibilities that may be assigned to you from time to time, in a timely and satisfactory manner. You will continue to receive your current salary and benefits through the Termination Date.

3.   Stock Options and Stock Appreciation Rights

Subject to your satisfaction of the terms of this letter agreement, your termination of employment will be treated as an "Approved Reason" for purposes of your Kodak stock options and stock appreciation rights. Thus, you will not forfeit any Kodak stock option or stock appreciation rights by virtue of your termination of employment. You will not, however, receive a stock option award for the 2000 calendar year under the Company's annual management stock option program.

4.   Performance Stock Program

Subject to your satisfaction of the terms of this letter agreement, your termination of employment will also be treated as for an "Approved Reason" for purposes of: (i) the 1993-1995 Restricted Stock Subplan to the 1990 Omnibus Long-Term Compensation Plan; (ii) the 1995-1996, 1997-1999, 1998-2000, and
1999-2001 Performance Cycles of the Performance Stock Program under the 1995 Omnibus Long-Term Compensation Plan; and (iii) the 2000-2002 Performance Cycle of the Performance Stock Program under the 2000 Omnibus Long-Term Compensation Plan.

To the extent the Compensation Committee grants awards under the 1998-2000, 1999-2001 and 2000-2002 Performance Cycles of the
Performance Stock Program, your awards, which will be paid in the form of Common Stock free of restrictions on the cycle's respective Award Payment Date, will be pro-rated based upon your length of service during the cycle. With regard to any award earned by you for any of these cycles, the Committee will exercise negative discretion only to the extent it generally does so for all or substantially all of the other participants of such cycle.

5.   Management Variable Compensation Plan

You will be eligible for an award under the 2000 Management Variable Compensation Plan ("MVCP") for the 2000 Performance Period if awards are paid for such period. Your award will be based solely on corporate 2000 MPCP results. Any award earned will be pro-rated based upon your length of service to June 30, 2000 and paid in 2001 at the same time the plan's other participants receive their awards for the 2000 Performance Period.

It is understood and agreed that the only subjective element existing with regard to the determination of your award will be in terms of measuring the corporate performance commitments for the 2000 MPCP. Subject to the foregoing, your award, if any, for the 2000 Performance Period will be paid without reduction for any reason.

Subject to the foregoing, you hereby acknowledge and agree that Kodak's determination with regard to the amount and payment of any MVCP award for 2000 will be final and binding upon you, and any other person having or claiming to have any right or interest on your behalf in or under the plan, and that the failure of Kodak to award you a MVCP award for 2000 will not give rise to any claim against Kodak or any affiliate or their respective directors, officers or employees.

6.   Release

In partial consideration for the treatment afforded to you under the terms of this letter agreement, you hereby agree to execute immediately prior to your termination of employment the release annexed hereto as Addendum A. In the event you fail to sign the release, or once signed make an effective revocation of the release, you will not be entitled to any of treatment described in this letter agreement.

7.   Cooperation

You agree to cooperate fully with the Company from now to the date of your termination of employment and thereafter during the one (1) year period following your termination on all matters relating to your employment and termination of employment, the transition of your duties and responsibilities to your successor(s), and the conduct of the Company's business. You further agree during such periods to cooperate fully with the Company, and conduct all of your actions, statements and communications in a manner consistent with the announcement by Kodak of your termination of employment. Such announcement will be prepared by Kodak, but will be subject to your review in your reasonable discretion.

Kodak agrees that any authorized official statements issued by either the Chief Executive Officer's Office or Communications and Public Affairs which specifically relates to your termination of employment will be consistent with the announcement by Kodak of your termination of employment.

You also agree that from now to the Termination Date and thereafter during the two (2) year period following your termination, you will not in any way disparage, make any statement, or take any action which is adverse, inimical or otherwise detrimental to the Company's interests or those of Kodak's or its affiliates' current or former officers, directors, and employees or cause any of such persons embarrassment or humiliation or otherwise cause or contribute to such persons being held in disrepute by the public or Kodak's or its affiliates' shareholders, clients, customers, employees or competitors.

Nothing in this Section 7 will prohibit you upon the request of a Kodak officer from providing truthful and balanced evaluations of former subordinates. Similarly, nothing in this Section 7 will prohibit you from providing testimony in connection with any legal matters where your testimony is either required by a court of competent jurisdiction or requested by a Kodak officer.

In the event of your breach of this letter agreement, and regardless of whatever actions or remedies Kodak pursues as a result thereof, you agree to continue to adhere to the requirements of this Section 7.

8.   Non-Solicitation of Employees

You agree, in partial consideration for the treatment afforded to you under this letter agreement, that during the one (1) year period immediately following the Termination Date, you will not in any way, directly or indirectly, either for yourself, on behalf of, or in conjunction with, any other person, persons, partnership, corporation, organization or other entity, either solicit, divert, induce or attempt to induce any of Kodak's or its affiliates' employees or independent contractors to terminate their employment or contractual relationship with Kodak or the affiliate, as the case may be, or work for you in any capacity or otherwise interfere with Kodak's or its affiliate's relationship with its employees or independent contractors.

In the event of your breach of this letter agreement, and regardless of whatever actions or remedies Kodak pursues as a result thereof, you agree to continue to adhere to the requirements of this Section 8.

9.   Employees' Agreement

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

To the extent you locate one or more opportunities in any field or fields in which you have worked for Kodak, Kodak agrees, upon your request, to promptly review and respond to the terms of each such employment opportunity to determine whether such opportunity is in Kodak's opinion violative of the terms of the Employee's Agreement. All such requests should be submitted directly the Director, Human Resources and Senior Vice President, Eastman Kodak Company. You will be entitled to rely on any response from Kodak.

In the event of your breach of this letter agreement, and regardless of whatever actions or remedies Kodak pursues as a result thereof, you agree to continue to adhere to the requirements of this Section 9.

10.  Cooperation on Legal Matters

You understand that following your termination of employment, Kodak may need your continued cooperation and involvement with various pieces of litigation and other legal matters which are pending at such time or which may arise thereafter. In further consideration of the benefits under this letter agreement, you agree, at Kodak's request from time to time, to cooperate with Kodak in its efforts to defend and/or pursue any such litigation or other legal matters. You will provide this assistance to Kodak at no additional remuneration beyond the benefits provided to you under this letter agreement. When performing these services at Kodak's request, Kodak will reimburse you for reasonable travel and lodging expenses that you incur upon submission of documentation acceptable to Kodak. By way of illustration and not by way of limitation, the types of services that may be requested of you under this Section 10 include: attending strategy sessions, attending preparations for trial, appearing at depositions, executing affidavits and testifying at trials.

In the event of your breach of this letter agreement, and regardless of whatever actions or remedies Kodak pursues as a result thereof, you agree to continue to adhere to the requirements of this Section 10.

11.  Return of Kodak Property

As a terminating employee, you are reminded that prior to your termination of employment you must return to Kodak, (i) all documents, and other tangible items, and any copies, that are in your possession or control and which contain confidential information in written, magnetic or other form and shall have not given such documents, items, or copies to anyone other than another Kodak employee; and (ii) all other Kodak property within your possession including, but not limited to, office keys, identification badges or passes, Kodak credit cards, automobiles, and computer equipment and software. You understand and acknowledge your continuing obligation regarding the disclosure of confidential, proprietary and trade secret information that you have obtained during your employment with Kodak.

12.  Injunctive Relief

You acknowledge by accepting the treatment afforded to you under this letter agreement that any breach or threatened breach by you of any term of Section 7, 8, 9, 10 and 11 hereof may not be remedied solely by the recovery of damages or the withholding of benefits and Kodak shall therefore be entitled to an injunction against such breach or threatened breach without posting any bond or other security. Nothing herein, however, shall prohibit Kodak from pursuing, in connection with an injunction or otherwise, any other remedies available at law or equity for such breach or threatened breach, including the recovery of damages.

13.  Financial Counseling

You will, at Kodak's expense, continue to be eligible to participate in Kodak's financial counseling program for the two-year period commencing upon the Termination Date. The payment of these expenses on your behalf will be treated as ordinary income to you and reported accordingly. In addition, you will, at Kodak's expense, continue to receive income tax preparation services from PriceWaterhouseCoopers, LLC for the 2000 calendar year. Furthermore, if Kodak believes it is to its advantage to have your tax return for the 2001 calendar year be prepared by PriceWaterhouseCoopers, LLC, you agree to have PriceWaterhouseCoopers, LLC prepare your return provided the cost thereof is paid by Kodak.

14.  Miscellaneous

     A. Confidentiality. You will agree to keep the contents and existence of this letter confidential except that you may review it with your attorney, financial advisor, spouse, or adult children, or with my designee or me. Kodak will protect this letter agreement against unauthorized disclosure using the same degree of care that it employs to avoid disclosure, publication, or dissemination of similar confidential information.

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

     D. Applicable Law. Except as superseded by applicable federal law, all matters pertaining to this letter agreement (including its interpretation, application, validity, performance and breach) shall be governed by and construed and enforced in accordance with the laws of the state of New York without giving effect to its principles of conflicts of laws.

     E. Amendment. This letter agreement may not be changed, modified, or amended, except in a writing signed by both you and Kodak that expressly acknowledges that it is changing, modifying or amending this letter agreement.

     F. Forfeiture. In the event that you violate any provision of this letter agreement, including Addendum "A", or your Employees' Agreement, in addition to, and not in lieu of, any other remedies that Kodak may pursue against you, you will no longer receive the treatment afforded to you under this letter agreement and you agree to immediately repay all monies previously paid to you pursuant to this letter agreement. In such event all other provisions of this letter agreement shall remain in full force and effect as though the breach had not occurred. Notwithstanding the foregoing, if your violation of this letter agreement, including Addendum "A", or your Employees' Agreement is in Kodak's reasonable judgement solely a minor violation that can be cured by you within a period of 5 business days, then Kodak will provide you written notice of such breach and if such breach is not cured to Kodak's reasonable satisfaction within 5 business days of your receipt of such written notice, it is only then that you will no longer receive the treatment afforded to you under this letter agreement and will be required to immediately repay all monies previously paid to you pursuant to this letter agreement

Your signature below means that:

     1. You have had ample opportunity to discuss the terms and conditions of this letter agreement with an attorney and/or financial advisor of your choice and as a result fully understand its terms and conditions; and

     2. You accept the terms and conditions set forth in this letter agreement; and

     3. Except as provided in this letter agreement and except for claims and rights not released by you as set forth in Exhibit "A" to Addendum "A" of this letter agreement, this letter agreement, including in particular its reference regarding the continuing effectiveness of the Employees' Agreement, supersedes and replaces any and all agreements or understandings whether written or oral that you may have with the Company concerning any special or other separation, retirement or compensation arrangement.

If you find the foregoing acceptable, please sign your name on the signature line provided below and return the original signed copy of this letter directly to me. Thank you.

                              Very truly yours,




                              Michael P. Morley

MPM:llh
Enclosure




Signed:
          Carl F. Kohrt


Dated:

                           ADDENDUM A

                  AGREEMENT, WAIVER AND RELEASE

NOTICE:   YOU ARE ADVISED TO CONSULT WITH AN ATTORNEY PRIOR TO
          EXECUTING THIS AGREEMENT.


This Agreement, Waiver and Release (the "Agreement") is a contract between the undersigned employee ("you") who is terminating employment on the 30th day of June, 2000 and your employer, the Eastman Kodak Company ("Kodak").

1.   Benefits

In consideration for signing this Agreement, you will receive the benefits (the "Termination Benefits") described in the letter agreement between yourself and Kodak dated May 11, 2000, to which this Agreement is attached as Addendum A.

2.   Release

In consideration for the Termination Benefits, you hereby release and discharge Eastman Kodak Company (Kodak), its parent corporations, subsidiaries, affiliates, successors and assigns and their respective directors, officers, employees and agents (hereinafter collectively referred to as the "Releasees"), both individually and in their official capacity, from all claims, actions and causes of action of any kind, which you, or your agents, executors, heirs, or assigns ever had, now have, or may have, whether known or unknown, as a result of your employment by or termination of employment from Kodak. This Agreement includes, but is not limited to, the following: any action or cause of action asserted or which could have been asserted under the Age Discrimination In Employment Act of 1967, Title VII of the Civil Rights Act of 1964, the New York Human Rights Law, the New York Labor Law, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the Fair Labor Standards Act, the National Labor Relations Act or the Equal Pay Act, all as amended; claims for wrongful discharge, unjust dismissal, or constructive discharge; claims for breach of any alleged oral, written or implied contract of employment; claims for salary, severance payments, bonuses or other compensation of any kind; claims for benefits; claims for libel, slander, defamation and attorneys' fees; and any other claims under federal, state or local statute, law, rule or regulation.


BY SIGNING THIS AGREEMENT, YOU GIVE UP ANY RIGHT YOU MAY HAVE TO BRING A LAWSUIT OR RECEIVE A RECOVERY ON ANY CLAIM AGAINST KODAK AND THOSE ASSOCIATED WITH KODAK BASED ON ANY ACTIONS, FAILURES TO ACT, STATEMENTS, OR EVENTS OCCURRING PRIOR TO THE DATE OF THIS AGREEMENT, INCLUDING CLAIMS THAT IN ANY WAY ARISE FROM OR RELATE TO YOUR EMPLOYMENT WITH KODAK OR THE TERMINATION OF THAT EMPLOYMENT.

3.   Release Exclusions

Excluded from the scope of this Release are claims for the compensation and benefits described on Exhibit "A", a copy of which is annexed hereto and made a part hereof.

4.   Termination Date

You hereby acknowledge that your employment with Kodak will terminate as of the close of business on June 30, 2000.

5.   Future Relationship with Kodak

In further consideration of the Termination Benefits, you agree to waive reinstatement of employment and/or future employment with Releasees, and agree not to knowingly apply for, solicit, seek or otherwise attempt to obtain employment with Releasees without first obtaining written authorization from the office of Kodak's Senior Vice President and Director, Human Resources. You further agree that should any such employment application be made by you to any Releasees without first obtaining such written authorization, Releasees shall have no obligation to process that application or to hire you, and the failure to process that application or to hire you shall not constitute a violation of any state, federal or local law, order, regulation or common law doctrine.

6.   No Future Lawsuits

In addition to any and all other obligations you may have under the terms of this Agreement, you also separately and independently covenant and agree that you will not sue Releasees upon any of the claims that you have released in Section 2 of this Agreement, and/or upon a claim arising out of any employment application which you may make in violation of Section 5 of this Agreement. You further agree not to assist any other person or entity in bringing any lawsuit against Kodak in any state or federal court unless such restriction is prohibited by law.

7.   Breach

You agree that if you violate any part of this Agreement, you will be responsible for all costs incurred by Kodak that flow from that violation, including Kodak's legal fees and other costs associated with any legal action that arises from that violation. You also agree that if you violate any part of this Agreement, you will not be entitled to the Termination Benefits.

You further agree that any breach or threatened breach by you of this Agreement cannot be remedied solely by the recovery of damages and Kodak shall therefore be entitled to any injunction against such breach or threatened breach without posting any bond or other security. Nothing herein, however, shall be construed as prohibiting Kodak from pursuing, in connection with an injunction or otherwise, any other remedies available at law or equity for such breach or threatened breach, including the recovery of damages.

8.   Period of Review and Other Considerations

a. Date of Receipt. You acknowledge that you received this Agreement on or prior to May 20, 2000.

b. Attorney Consultation. You acknowledge that you have had the opportunity to consult with an attorney of your choice concerning this Agreement.

c. Period of Review. You acknowledge that you have been given at least 21 days in which to consider signing this Agreement. You understand that in the event you execute this Agreement within less than 21 days of the date of its delivery to you, you acknowledge that such decision was entirely voluntary and that you have had the opportunity to consider this Agreement for the entire 21 day period.

d. Entire Agreement. This Agreement, including in particular its reference regarding the continuing effectiveness of the Employees' Agreement, along with the attached Exhibit "A" sets forth the entire agreement between Kodak and yourself and supersedes and renders null and void any and all prior or contemporaneous oral or written understandings, statements, representations or promises regarding the subject matter hereof. This Agreement does not, however, supersede the Employees' Agreement or the letter agreement between you and Kodak dated May 11, 2000 that remain in full force and effect.

e. Governing Law. Except as superseded by applicable federal law, this Agreement, and its interpretation and application, will be governed and controlled by the laws of the State of New York, applicable as though to a contract made in New York by residents of New York and wholly to be performed in New York without giving effect to principles of conflicts of laws. If any provision of this Agreement including, but not limited to, the waiver of claims under any particular statute, should be deemed unenforceable, the remaining provisions shall, to the extent possible, be carried into effect, taking into account the general purpose and spirit of this Agreement.

f. Revocation of Agreement. You understand that you have the right to revoke this Agreement within 7 days of your signing it, and that this Agreement shall not become effective or enforceable until this 7 day period has expired. To revoke this Agreement, you agree to notify in writing: Senior Vice President and Director, Human Resources, Eastman Kodak Company, 343 State Street, Rochester, NY 14650. Unless so revoked, this Agreement will be effective at 5:00 p.m. on such seventh day. You agree that if you exercise your right to revoke this Agreement within 7 days, you will not be entitled to the Termination Benefits and you will immediately return to Kodak any consideration you have already received.

YOU HAVE CAREFULLY READ AND FULLY UNDERSTAND ALL THE PROVISIONS OF THIS AGREEMENT, AND YOU ARE ENTERING INTO THIS AGREEMENT VOLUNTARILY. YOU ACKNOWLEDGE THAT THE CONSIDERATION YOU ARE RECEIVING IN EXCHANGE FOR EXECUTING THIS AGREEMENT IS GREATER THAN THAT WHICH YOU WOULD BE ENTITLED TO IN THE ABSENCE OF THIS AGREEMENT. YOU HAVE NOT RELIED UPON ANY REPRESENTATION OR STATEMENT, WRITTEN OR ORAL, NOT SET FORTH IN THIS AGREEMENT.


     WITNESS MY SIGNATURE, THIS      DAY OF        ,     .


                                   Carl F. Kohrt





Sworn to before me this
       day of       ,      .


     Notary Public


     WITNESS MY SIGNATURE, THIS       DAY OF           ,     .


                         Employer Representative Signature


Sworn to before me this
       day of         ,      .


     Notary Public

                           Exhibit "A"

1. Claims for benefits to which you may be eligible under the terms of the following benefit plans, as such plans may be amended from time to time: Kodak Retirement Income Plan, Eastman Kodak Employees' Savings and Investment Plan, Kodak Employee Stock Ownership Plan, the Kodak Excess Retirement Income Plan, Kodak Unfunded Retirement Income Plan, Estate Enhancement Plan and the Kodak Long Term Care Plan.

2. Claims for expenses incurred by you or your covered family members prior to your termination of employment under the Kodak Flexible Benefits Plan, Kodak Medical Assistance Plan, Kodak Dental Plan, Kodak Life Insurance Plan, Kodak Long Term Disability Plan, Kodak Short Term Disability Plan, Kodak Workers' Compensation Supplement Plan, Kodak Dependent Life Insurance Plan, Kodak Accidental Death Insurance Plan, and Kodak Dependent Accidental Death Insurance Plan.

3. Claims for accrued, but unpaid and unused, benefits under the Vacation Plan.

4. Claims for any amounts or awards due you under the Eastman Kodak Company 1982 Executive Deferred Compensation Plan, the Eastman Kodak Company 1990 Omnibus Long-Term Compensation Plan, the Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan or the 2000 Omnibus Long-Term Compensation Plan.

5. Any claims that may arise after the date this Agreement is executed unrelated to your employment or the termination of your employment.

6. Claims arising under the letter agreement between you and Kodak dated May 11, 2000.

7.   Claims under the Kodak Health Care Reimbursement Account.

8. Claims for retiree coverage to which you may be eligible under the terms of the following plans, as such plans may be amended from time to time: Kodak Medical Assistance Plan, Kodak Dental Plan and the Kodak Life Insurance Plan.

9. Claims for continuation of health care coverage under terms of the Consolidated Omnibus Reconciliation Act, as amended, ("COBRA").