Form 10-Q
period 2000-09-30
EASTMAN KODAK CO
filed 2000-11-13
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                      September 30, 2000

Common Stock, $2.50 par value                  300,169,250

                      Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies

CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)
                                    Third Quarter        Three Quarters

                                    2000       1999       2000       1999
Sales                             $3,590     $3,580    $10,434    $10,290
Cost of goods sold                 1,987      2,087      5,786      5,842
                                  ------     ------    -------    -------
   Gross profit                    1,603      1,493      4,648      4,448

Selling, general and
 administrative expenses             746        923      2,180      2,479
Research and development costs       197        193        606        598
                                  ------     ------    -------    -------
   Earnings from operations          660        377      1,862      1,371

Interest expense                      48         39        127        107
Other income                          22         17        103        125
                                  ------     ------    -------    -------
Earnings before income taxes         634        355      1,838      1,389
Provision for income taxes           216        120        625        472
                                  ------     ------    -------    -------
   NET EARNINGS                   $  418     $  235    $ 1,213    $   917
                                  ======     ======    =======    =======

Basic earnings per share          $ 1.37     $  .74    $  3.93    $  2.87
                                  ======     ======    =======    =======

Diluted earnings per share        $ 1.36     $  .73    $  3.91    $  2.84
                                  ======     ======    =======    =======

Earnings used in basic and
 diluted earnings per share       $  418     $  235    $ 1,213    $   917

Number of common shares used in
 basic earnings per share          305.4      316.2      308.5      319.1

Incremental shares from
 assumed conversion of options       2.3        4.1        2.1        3.7
                                  ------     ------    -------    -------
Number of common shares used in
 diluted earnings per share        307.7      320.3      310.6      322.8
                                  ======     ======    =======    =======

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                        $7,517     $6,563     $6,995     $6,163
Net earnings                         418        235      1,213        917
Cash dividends declared             (133)      (139)      (406)      (421)
                                  ------     ------     ------     ------
Retained earnings
 at end of period                 $7,802     $6,659     $7,802     $6,659
                                  ======     ======     ======     ======

------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                          Sept. 30,        Dec. 31,
                                             2000            1999
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   217         $   373
Marketable securities                           9              20
Receivables                                 2,718           2,537
Inventories                                 1,897           1,519
Deferred income tax charges                   599             689
Other                                         306             306
                                          -------         -------
 Total current assets                       5,746           5,444
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      12,892          13,289
Less: Accumulated depreciation              7,116           7,342
                                          -------         -------
 Net properties                             5,776           5,947
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated amortization
 of $751 and $671)                            940             982
Other noncurrent assets                     1,760           1,801
Deferred income tax charges                    96             196
                                          -------         -------
 TOTAL ASSETS                             $14,318         $14,370
                                          =======         =======
------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,219         $ 3,832
Short-term borrowings                       1,878           1,163
Taxes - income and other                      593             612
Dividends payable                             134             139
Deferred income tax credits                    24              23
                                          -------         -------
 Total current liabilities                  5,848           5,769

OTHER LIABILITIES
Long-term borrowings                        1,066             936
Postemployment liabilities                  2,690           2,776
Other long-term liabilities                   848             918
Deferred income tax credits                    79              59
                                          -------         -------
 Total liabilities                         10,531          10,458

SHAREHOLDERS' EQUITY
Common stock at par*                          978             978
Additional paid in capital                    862             889
Retained earnings                           7,802           6,995
Accumulated other comprehensive loss         (458)           (145)
                                          -------         -------
                                            9,184           8,717
Less: Treasury stock at cost*               5,397           4,805
                                          -------         -------
 Total shareholders' equity                 3,787           3,912
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $14,318         $14,370
                                          =======         =======

* Common stock: $2.50 par value, 950 million shares authorized, 391 million shares issued at September 30, 2000 and December 31, 1999. Treasury stock at cost consists of approximately 91 million shares at September 30, 2000 and 81 million shares at December 31, 1999.
Total comprehensive income was $270 million and $294 million for the quarters, and $899 million and $877 million for the year-to-date periods, ended September 30, 2000 and September 30, 1999, respectively.
------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
                                                   Three Quarters
                                                     2000    1999

Cash flows from operating activities:
Net earnings                                       $1,213  $  917
Adjustments to reconcile to
net cash (used in) provided by operating
 activities:
  Depreciation and amortization                       653     670
  Asset impairment and other charges                   16     453
  Benefit for deferred taxes                          211     (50)
  Gain on sales/retirements of assets                (139)    (52)
  Increase in receivables                            (327)   (326)
  Increase in inventories                            (475)   (240)
  Decrease in liabilities excluding borrowings       (626)   (310)
  Other items, net                                   (103)   (183)
                                                   ------  ------
    Total adjustments                                (790)    (38)
                                                   ------  ------
    Net cash provided by operating activities         423     879
                                                   ------  ------

Cash flows from investing activities:
  Additions to properties                            (590)   (749)
  Proceeds from sales of assets                       216     114
  Cash flows related to sales of businesses             4      44
  Acquisitions, net of cash acquired                  (66)     (3)
  Sales of marketable securities                       82      93
  Purchases of marketable securities                  (71)    (73)
                                                   ------  ------
    Net cash used in investing activities            (425)   (574)
                                                   ------  ------

Cash flows from financing activities:
  Net increase in borrowings
   with original maturity of
   90 days or less                                    442     467
  Proceeds from other borrowings                    1,521   1,135
  Repayment of other borrowings                    (1,091)   (811)
  Dividends to shareholders                          (411)   (424)
  Exercise of employee stock options                   33      35
  Stock repurchase programs                          (634)   (583)
                                                   ------  ------
    Net cash used in financing activities            (140)   (181)
                                                   ------  ------

Effect of exchange rate changes on cash               (14)     (1)
                                                   ------  ------

Net (decrease) increase in cash and cash
 equivalents                                         (156)    123
Cash and cash equivalents, beginning of year          373     457
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  217  $  580
                                                   ======  ======

-----------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1999 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. The financial statements are based in part on estimates and have not been audited by independent accountants. PricewaterhouseCoopers LLP will audit the annual statements.
------------------------------------------------------------------
NOTE 2:  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations. Refer to Item 1, Legal Proceedings, on page 25.
------------------------------------------------------------------
NOTE 3: DERIVATIVES AND MARKET RISK

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

The Company manages its foreign currency-related risk primarily through the use of foreign currency forward contracts. The majority of the contracts held by the Company are denominated in euros, Australian dollars, and Canadian dollars.

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At September 30, the Company had cash flow hedges for the euro, the Canadian dollar, and the Australian dollar, with maturity dates ranging from October 2000 to December 2001. At September 30, 2000, the fair value of open contracts was a pre-tax loss of $2 million, recorded in other comprehensive income.
During the third quarter of 2000, a charge of $1 million (pre-tax) was reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant. Amounts deferred to other comprehensive income will be reclassified into cost of goods sold within the next twelve months.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency-denominated assets and liabilities. These contracts are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings (both in other income).

A sensitivity analysis indicates that if foreign currency exchange rates at September 30, 2000 and 1999 increased 10%, the Company would incur losses of $67 million and $59 million on foreign currency forward contracts outstanding at September 30, 2000 and 1999, respectively. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

The Company is exposed to commodity price risk related to forecasted worldwide purchases of silver, a key ingredient in the manufacture of traditional photographic film and paper. To mitigate this risk, the Company designates silver forward contracts as cash flow hedges of its forecasted silver purchases. At September 30, 2000, the Company had open forward contracts hedging virtually all of its planned silver requirements through the third quarter of 2001. The fair value of these open contracts was a pre-tax loss of $2 million. During the third quarter of 2000, a realized loss of $3 million (pre-tax) was recorded in cost of goods sold, and a realized loss of $1 million (pre-tax) was recorded in other comprehensive income. Hedge ineffectiveness was insignificant. All open contracts mature by September 2001. All of the realized gains and losses in other comprehensive income will be reclassified into cost of goods sold within the next twelve months.

A sensitivity analysis indicates that, based on broker-quoted termination values, if the price of silver decreased 10% from spot rates at September 30, 2000 and 1999, the fair value of silver forward contracts would be reduced by $29 million and $8 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

The Company is exposed to interest rate risk primarily through its borrowing activities and, to a lesser extent, through investments in marketable securities. The Company utilizes U.S. dollar-denominated as well as foreign currency-denominated borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings are in fixed rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and business financing requirements.

Using a yield-to-maturity analysis, if September 30, 2000 interest rates increased 10% (about 62 basis points) with the current period's level of debt, there would be decreases in fair value of short-term and long-term borrowings of $2 million and $22 million, respectively. If September 30, 1999 interest rates increased 10% (about 61 basis points) with the September 30, 1999 level of debt, there would be decreases in fair value of short-term and long-term borrowings of $2 million and $16 million, respectively.
------------------------------------------------------------------
NOTE 4:  ACQUISITIONS

During the second quarter, the Company acquired the remaining ownership interest in PictureVision, Inc. for cash and assumed liabilities with a total transaction value of approximately $90 million. PictureVision, the leading provider of digital imaging network services and solutions, now operates as a wholly-owned subsidiary of the Company. In relation to this transaction, the Company's second quarter results included approximately $25 million in charges for acquired in-process research and development (R&D) and other acquisition-related charges. Goodwill related to this acquisition is being amortized over 7 years.
------------------------------------------------------------------
NOTE 5:  RESTRUCTURING CHARGES

Please refer to the discussion under the heading "Restructuring
Programs" on pages 21-22.
------------------------------------------------------------------
NOTE 6:  NEW ACCOUNTING PRONOUNCEMENT

In December 1999, the SEC issued Staff Accounting Bulleting No. 101 (SAB 101). This guidance summarizes the SEC staff's views on various issues related to revenue recognition. SAB 101, as amended, is effective for the fourth quarter 2000. The impact of this new guidance is not expected to be material to the Company.
------------------------------------------------------------------
NOTE 7:  SUBSEQUENT EVENT

On October 30, 2000 the Company announced that it had entered an agreement to purchase Bell & Howell Company's worldwide imaging business. This agreement includes the purchase of Bell & Howell's digital scanners, micrographics, media, supplies and equipment services businesses. Under the terms of the agreement, Eastman Kodak will pay Bell & Howell approximately $150 million in cash at closing. The sale is subject to regulatory approvals and is expected to close by year-end 2000.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

SUMMARY
(in millions, except per share data)
                                  Third Quarter         Three Quarters
                               2000    1999  Change    2000    1999 Change
Sales                        $3,590  $3,580     0%  $10,434 $10,290   + 1%
Earnings from operations        660     377   +75     1,862   1,371   +36
Net earnings                    418     235   +78     1,213     917   +32
Basic earnings per share       1.37     .74   +85      3.93    2.87   +37
Diluted earnings per share     1.36     .73   +86      3.91    2.84   +38

2000

Sales for the three and nine months ended September 30, 2000 reflect volume gains in consumer films, papers and digital cameras, as well as strength in emerging markets. This growth was partially mitigated by lower aggregate prices as well as foreign exchange movements, which had a $130 million and $276 million adverse impact on sales for the quarter and year-to-date periods, respectively. Sales were also impacted by portfolio actions in 1999, primarily related to the sale of The Image Bank and the Motion Analysis Systems Division in November 1999.

Net earnings in the first three quarters were reduced by after-tax charges of approximately $27 million ($41 million pre-tax) for expenses associated with the sale and exit of an equipment manufacturing facility. Excluding these charges, three quarters earnings per share would have been $4.00, or 6% higher than adjusted three quarters 1999 earnings per share of $3.77.
Earnings for 1999 exclude after-tax charges of approximately $299 million ($453 million pre-tax). These charges are related to portfolio adjustments to exit non-strategic or under-performing businesses of $68 million ($103 million pre-tax) and restructuring charges of $231 million ($350 million pre-tax).

The Company's second quarter results included certain charges and credits which should be considered when reviewing the year-to-date results presented later in this document. These charges and credits are outlined below:

In connection with the Company's efforts to reposition Eastman Software and the rationalization of certain manufacturing assets, the Company recorded a pre-tax charge of $31 million in the second quarter. Of this charge, $20 million is related to the write-down of assets to net realizable value and severance costs.

Also during the second quarter, a plan approved by Kodak
Polychrome Graphics (KPG) management to improve the cost structure of the joint venture resulted in Kodak recording a $15 million pre-tax charge as its share of the cost of that program. Steps to be taken at KPG include capacity rationalization to better align sources of supply and demand and severance charges associated with achieving a more competitive cost structure. It is possible that additional charges may be recorded by the Company in future quarters as KPG completes this improvement program.

Additionally, the Company incurred approximately $25 million of charges for in-process R&D and other acquisition-related costs in the second quarter in connection with its purchase of the remaining interest in its PictureVision subsidiary, as further described in Note 4, "Acquisitions".

During the second quarter, the Company also reversed approximately $44 million of severance related costs originally recorded as part of its third quarter 1999 restructuring charge, which is fully described in the section titled "Restructuring Programs".

The Company also benefited during the second quarter from gains associated with the de-mutualizaton of an insurance company, resulting in a one-time cash payment of approximately $25 million.

The impact on the Company's results from the above items was a reduction in year-to-date pre-tax earnings of approximately $2 million and $1 million in after-tax earnings. As a result of these charges and credits, cost of goods sold (COGS) was reduced by approximately $19 million, R&D was increased by approximately $6 million, and selling, general and administrative expenses (SG&A) was increased by less than $1 million. In addition, "Other Income" was adversely impacted by approximately $15 million as the result of the KPG cost reduction plan. Except as specifically described in the year to date business segment discussions which follow, the impact of these items on operating segment results is immaterial.

------------------------------------------------------------------

Sales by Operating Segment
(in millions)
                                Third Quarter           Three Quarters
                             2000    1999  Change     2000     1999  Change
Consumer Imaging
  Inside the U.S.          $  970  $  917   + 6%   $ 2,782  $ 2,596   + 7%
  Outside the U.S.            971   1,054   - 8      2,781    2,840   - 2
                           ------  ------   ---    -------  -------   ---
Total Consumer Imaging      1,941   1,971   - 2      5,563    5,436   + 2
                           ------  ------   ---    -------  -------   ---

Kodak Professional
  Inside the U.S.             189     191   - 1        524      539   - 3
  Outside the U.S.            238     275   -13        751      861   -13
                           ------  ------   ---    -------  -------   ---
Total Kodak Professional      427     466   - 8      1,275    1,400   - 9
                           ------  ------   ---    -------  -------   ---

Health Imaging
  Inside the U.S.             262     222   +18        759      691   +10
  Outside the U.S.            272     281   - 3        845      858   - 2
                           ------  ------   ---    -------  -------   ---
Total Health Imaging          534     503   + 6      1,604    1,549   + 4
                           ------  ------   ---    -------  -------   ---

Other Imaging
  Inside the U.S.             344     324   + 6        983      941   + 4
  Outside the U.S.            344     316   + 9      1,009      964   + 5
                           ------  ------   ---    -------  -------   ---
Total Other Imaging           688     640   + 8      1,992    1,905   + 5
                           ------  ------   ---    -------  -------   ---
Total Sales                $3,590  $3,580   + 0%   $10,434  $10,290   + 1%
                           ======  ======   ===    =======  =======   ===

------------------------------------------------------------------

Earnings from Operations by Operating Segment
(in millions)
                                Third Quarter            Three Quarters
                             2000    1999  Change     2000     1999  Change
Consumer Imaging             $373    $425   -12%    $1,014   $  983   + 3%
    Percent of Sales         19.2%   21.6%            18.2%    18.1%

Kodak Professional           $ 81    $107   -24%    $  212   $  268   -21%
    Percent of Sales         19.0%   23.0%            16.6%    19.1%

Health Imaging               $138    $117   +18%    $  380   $  344   +10%
    Percent of Sales         25.8%   23.3%            23.7%    22.2%

Other Imaging                $ 68    $ 78   -13%    $  212   $  126   +68%
    Percent of Sales          9.9%   12.2%            10.6%     6.6%
                             ----    ----   ---     ------   ------   ---
Total of segments            $660    $727   - 9%    $1,818   $1,721   + 6%
    Percent of Sales         18.4%   20.3%            17.4%    16.7%

Restructuring
 (charges) credits              -    (350)              44     (350)
                             ----    ----   ---     ------   ------   ---
Total Earnings from
Operations                   $660    $377   +75%    $1,862   $1,371   +36%
                             ====    ====   ===     ======   ======   ===
    Percent of Sales         18.4%   10.5%            17.8%    13.3%
------------------------------------------------------------------

Net Earnings by Operating Segment
(in millions)
                                Third Quarter            Three Quarters
                             2000    1999  Change     2000     1999  Change

Consumer Imaging             $267    $296   -10%    $  739   $  690   + 7%
    Percent of Sales         13.8%   15.0%            13.3%    12.7%

Kodak Professional           $ 34    $ 66   -48%    $   96   $  204   -53%
    Percent of Sales          8.0%   14.2%             7.5%    14.6%

Health Imaging               $ 96    $ 73   +32%    $  265   $  230   +15%
    Percent of Sales         18.0%   14.5%            16.5%    14.8%

Other Imaging                $ 51    $ 53   - 4%    $  154   $   86   +79%
    Percent of Sales          7.4%    8.3%             7.7%     4.5%
                             ----    ----   ---     ------   ------   ---
Total of segments            $448    $488   - 8%    $1,254   $1,210   + 4%
    Percent of Sales         12.5%   13.6%            12.0%    11.8%

Restructuring
 (charges) credits              -    (350)              44     (350)
Interest expense              (48)    (39)            (127)    (107)
Other corporate items           4       5               22       15
Income tax effects on
 above items and taxes
 not allocated to
 segments                      14     131               20      149
                             ----    ----   ---     ------   ------   ---
Total Net Earnings           $418    $235   +78%    $1,213   $  917   +32%
                             ====    ====   ===     ======   ======   ===
    Percent of Sales         11.6%    6.6%            11.6%     8.9%
------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                                Third Quarter            Three Quarters
                             2000    1999  Change     2000     1999  Change
Gross profit               $1,603  $1,493   + 7%    $4,648  $ 4,448   + 4%
    Percent of Sales         44.7%   41.7%            44.5%    43.2%
Selling, general and
 administrative expenses   $  746  $  923   -19%    $2,180  $ 2,479   -12%
    Percent of Sales         20.8%   25.8%            20.9%    24.1%
Research and development
  costs                    $  197  $  193   + 2%    $  606  $   598   + 1%
    Percent of Sales          5.5%    5.4%             5.8%     5.8%
------------------------------------------------------------------

2000 COMPARED WITH 1999

Third Quarter

Consolidated

Third quarter 2000 sales were $3.590 billion, level with the previous year. Adjusting for portfolio changes, revenues increased 1%. Exchange had a $130 million negative impact in the quarter, principally due to the continuing weakness of the Euro. When adjusted for both portfolio changes and currency movements, sales increased 5% over the third quarter of 1999. U.S. sales were approximately $1.765 billion, 7% higher than 1999. Sales outside the U.S. were approximately $1.825 billion representing a 5% decline year over year. Excluding the unfavorable impact of foreign exchange, sales outside the U.S. increased approximately 2%.

Emerging markets continued positive sales growth in the third quarter, posting a 5% year-on-year improvement. Growth rates in the emerging markets declined on a quarter sequential basis due primarily to the inherent volatility of this market. The emerging market portfolio accounted for approximately 17% of Kodak's worldwide sales in the quarter. The portfolio showed growth in Greater Russia (+35%), Greater China (+13%), Asia Area (+11%), and Latin America (+1%), and a decline in Eastern Europe, Africa and the Middle East (-9%). The year-over-year slowing of sales in emerging markets reflected business slowdowns in certain areas as well as a combination of adjustments to distributor networks, realignment of channel inventory imbalances and the adverse effect of foreign exchange.

Sales of digital products and services in the third quarter were $746 million, a year-over-year increase of 12%, comparing favorably to the second quarter growth rate of 2%. Digital products and services represented 21% of the company's sales in the third quarter. In the quarter, sales of consumer digital products and services increased 40% and sales of commercial digital products and services increased 3%. The low sales growth in commercial principally reflects reduced digital product sales to KPG. Continued growth in Health Imaging's laser imaging business as well as strong sales of consumer digital cameras and ink jet paper positively impacted sales growth. Earnings from operations associated with the above sales resulted in a loss of $6 million.

Third quarter gross profit increased by 3.0 percentage points year over year, from 41.7% of sales to 44.7% primarily due to restructuring charges in the year-ago quarter. Excluding the 1999 restructuring charges and relocation cost in 2000, gross profit declined 3.1 percentage points, from 48.3% of sales to 45.2%. The decline in margin was driven principally by lower prices, increased sales of lower margin products like one-time-use and consumer digital cameras, and the negative impact of exchange, partially offset by volume driven manufacturing productivity. Pricing declines on traditional products did not accelerate in the quarter. However, the strong growth in consumer digital products accounted for a significant portion of the price impact on gross margin in the quarter. In addition, slowing year-over-year manufacturing productivity accounted for a substantial portion of the balance of the decline. Kodak's level load manufacturing program led the Company to higher build rates and higher productivity levels earlier in the year. Included in the 2000 third quarter gross profit are relocation expenses of approximately $18 million (pre-tax) associated with the sale and exit of the Company's Elmgrove equipment manufacturing facility in Rochester, New York.

SG&A expenses declined both in dollars and as a percentage of sales from 25.8% to 20.8%. SG&A excluding advertising expenses also declined, from 20.4% to 15.7%. This decrease is principally due to the impact of 1999 restructuring charges as well as the Company's ongoing cost reduction activities and portfolio actions.

R&D was up slightly in dollar terms at $197 million in 2000 and $193 million in the third quarter of 1999, essentially unchanged as a percent of sales, at 5.5%. Expenditures continue to track within the Company's expected ranges.

Earnings from operations were $660 million, an increase of 75% over 1999. This earnings increase primarily reflects the impact of restructuring charges taken in 1999 totalling $350 million.

Interest expense increased $9 million or 23% over last year, primarily as a result of higher average debt balances and interest rates. Other income increased $5 million, which is primarily the result of higher sales of investments partially offset by lower equity earnings for the KPG joint venture.


Consumer Imaging

Worldwide Consumer Imaging sales in the third quarter declined 2%. Adjusted for the impact of unfavorable exchange, year-over-year sales increased 2%. U.S. sales were up 6%, while sales outside the U.S. were down 8% as reported, and down 1% with exchange excluded.

In the quarter, Consumer Imaging sales growth was led by one-time-use and Advantix cameras, photofinishing, consumer digital services and picture maker kiosks and related media.

From a geographic perspective, the segment experienced slowing revenue growth in the U.S. (+6%) and Emerging Markets (+2%), while Western Europe revenues declined 15%, primarily as a result of the significant impact of the euro.

Worldwide film sales to dealers (35mm film, Advantix film, one-time-use cameras) in the third quarter declined 2%, reflecting a 4% volume increase which was more than offset by a 3% price/mix decline and a negative 3% exchange impact. U.S. film sales to dealers were up 4%, resulting from a 3% volume increase, and positive price/mix of 1%. Outside the U.S., film sales to dealers declined 7%, as a result of volume growth of 4%, more than offset by 5% price/mix decline and negative 6% exchange impact.

During the third quarter, Kodak continued to successfully shift consumers to the differentiated, higher value MAX and Advantix product lines. In the U.S., MAX and Advantix films combined grew to more than 60% of Kodak's total consumer roll film revenues. This movement in the value mix is up 7 percentage points year over year and compares favorably to the 59% recorded in the second quarter of 2000.

Worldwide paper sales in the third quarter declined 6%, reflecting 1% volume growth more than offset by a 3% price/mix decline and 4% unfavorable exchange. U.S. paper sales declined 2%, as a result of 3% volume declines partially offset by a 1% price/mix increase. Outside the U.S., paper sales were down 7% with 3% volume gains offset by a combination of negative 4% price/mix and 6% unfavorable exchange.

SG&A expenses for the segment decreased 8%, from 24.9% of sales to 23.2%. Excluding advertising expenses, SG&A expenses decreased
9%, from 16.8% of sales to 15.6%. Research and development expenses decreased 5%, from 4.3% of sales to 4.1%.

In the third quarter, Consumer Imaging segment earnings from operations decreased 12% or $52 million year over year. The earnings decrease in the third quarter was driven by the combined effects of sales declines and lower gross profit margins on the mix of products and services sold year over year. Partially offsetting gross profit declines was continued expense control in the quarter, with SG&A as a percent of sales declining 1.7 percentage points. The reduction in gross margins reflected strong sales growth in lower margin products such as one-time-use cameras and photofinishing services as well as ongoing downward pressure on price. Net earnings for the segment of $267 million decreased $29 million or 10% from the third quarter of 1999.


Kodak Professional

Kodak Professional worldwide third quarter revenues were down 8% from the previous year, due to ongoing declines in the Graphics and Commercial businesses. Adjusting for unfavorable exchange, revenues were down 6% year over year. Overall emerging markets performance for the segment was strong, posting gains of 14% year over year. The Portrait/Social sensitized business was the largest contributor to year-over-year growth in emerging markets.

Total commercial products revenue was down 6% in the quarter. Commercial sensitized film and paper product sales were down 13% year over year. However, the Commercial Digital Capture business returned to growth in the quarter and the Commercial Digital Output business experienced double-digit growth.

Total Portrait/Social revenues increased 1% in the quarter. Portrait/Social sensitized products were down slightly primarily from declining paper revenues. Worldwide, positive paper volumes were not enough to offset slight price/mix declines and unfavorable exchange. However, strong acceptance of the Portra family of products in developed markets and ProImage products in emerging markets continued throughout the quarter. Portrait/Social digital products revenue growth was driven by new digitization products and strong sales of digital printers and scanners.

The Graphics business, both traditional and digital, experienced year-over-year revenue declines from reduced product sales to the KPG joint venture. However, the recently announced joint venture cost improvement program is proceeding successfully with capacity consolidation, planned workforce reductions, infrastructure re-alignment, and implementation of process improvements.

SG&A expenses for the segment decreased 4%, but increased as a percentage of sales from 18.2% of sales to 19.2%. Excluding advertising expenses, SG&A expenses decreased 16%, from 15.9% of sales to 14.5%. R&D expenses increased 19%, from 5.8% of sales to 7.5%, principally reflecting unusually low spending in 1999.

Kodak Professional earnings from operations decreased 24% from the year-ago quarter. This decline in earnings resulted from lower sales volumes, adverse pricing, unfavorable mix and foreign exchange. Net earnings for the segment decreased 48% from $66 million in 1999 to $34 million in 2000 for the reasons discussed above as well as decreased equity earnings from KPG.


Health Imaging

In the third quarter, worldwide sales in the Health Imaging segment increased 6% year over year or 10% when adjusted for the impact of exchange. U.S. sales increased 18% while sales outside the U.S. were down 3% as reported, but up 3% with exchange excluded. Sales in emerging markets were essentially flat, but up modestly when adjusted for exchange. Sales in emerging markets are volatile from quarter to quarter depending on the timing of large government tender orders.

Sales of digital products (including laser printers, digital media, digital capture equipment and Picture Archiving and Communications Systems (PACS)) increased 14% year over year. Placements of DryView laser imagers increased 60% over a very strong third quarter last year. DryView media sales increased more than 50%, while sales of digital capture products and PACS increased more than 60%. Wet laser imaging sales continued their expected declines from last year.

The electronic component parts shortage, which caused constraints on manufacturing and shipment of the new Computed Radiography (CR-
800) digital capture product in the second quarter, has recently eased.

Sales of traditional medical products, including analog film, equipment, chemistry and services, were flat year over year, but increased 4% when adjusted for the impact of exchange. For traditional analog films (excluding specialty films), year-over-year sales declined 8% reflecting slightly lower volumes, expected negative price effect and unfavorable exchange. Mammography and Oncology specialty products continued to show strong growth of 15%. Dental product sales increased 20%, reflecting the impact of changes to dealer incentive plans intended to align sell in with sell through.

SG&A expenses for the segment decreased 8%, from 20.5% of sales to 17.8%, reflecting continued cost control and on-going benefits from the successful integration of the Imation business acquired in December 1998. Excluding advertising expenses, SG&A expenses decreased 9%, from 19.5% of sales to 16.7%. R&D expenses increased 21%, from 5.6% of sales to 6.4%, consistent with the long-term spending target for the business.

Earnings from operations increased 18%, from $117 million to $138 million, as the benefits of increased sales, improvements in manufacturing productivity, and continued SG&A spending reductions more than offset the negative effects of foreign exchange and
changes in product price/mix.   Net earnings increased 32% over
the third quarter of 1999.


Other Imaging

Other Imaging segment sales were up 8% on a year-over-year basis. When adjusted for the divestiture of The Image Bank and the Motion Analysis Systems Division, sales were up 18%, excluding exchange. Segment sales growth in the quarter was led by strong consumer digital camera volume increases of more than 120% and strong sales performance in the Commercial & Government Systems unit.

SG&A expenses for the segment decreased 11%, from 20.5% of sales to 17.0%. Excluding advertising expenses, SG&A expenses decreased 13%, from 17.5% of sales to 14.1%. The reduction in costs reflects the Company's goal of growing its business without adding significantly to its administrative cost base. R&D expenses decreased 2%, from 8.1% of sales to 7.4%.

Earnings from operations for the Other Imaging Segment were down
$10 million, or 13% primarily as a result of increased losses from consumer digital cameras and writeable CD media. Net earnings for the segment decreased 4%.

Year to date

Consolidated

Sales for the nine months ended September 30, 2000 were $10.434 billion representing a 1% increase over the comparable 1999 period. Adjusting for portfolio changes, revenues increased 3%. Exchange had a $276 million negative impact on the year-to-date period. When adjusted for both portfolio changes and currency movements, sales increased 6% over the comparable 1999 period. Reported U.S. sales were approximately $5.048 billion, 6% higher than 1999. Sales outside the U.S. were approximately $5.386 billion representing a 2% decline year over year, as reported. Excluding the unfavorable impact of foreign exchange, sales outside the U.S. increased approximately 3%.

Sales in emerging markets, which accounted for 18% of the Company's nine-month sales, increased 11% over the comparable 1999 period. Growth over the 1999 year-to-date period was seen across all regions including Greater China (+16%), Latin America (+6%), Asia Area (+16%), Eastern Europe, Africa, Middle East (+3%), and Greater Russia (+45%).

Sales of digital products and services were $2,177 million for the first nine months of 2000, and represent a 7% increase over the $2,029 million recorded in 1999. Sales from digital/digitization products and services accounted for 21% of the Company's total year-to-date sales. Excluding the impact of charges taken for PictureVision and Eastman Software, discussed previously, earnings from the Company's digital businesses totaled $2 million versus break-even in 1999.

Gross profit increased 4% in the year-to-date period from 43.2% of sales to 44.5%. These margins reflect higher manufacturing volumes and improved productivity offset by the negative impact of price, mix, and exchange. 2000 gross profit includes accelerated depreciation and relocation costs of approximately $41 million and other charges and credits, discussed previously, which reduced
COGS by approximately $19 million. 1999 gross profit includes pre-tax charges of approximately $327 million related to portfolio adjustments and restructuring charges, discussed previously. Excluding the effects of these items, 2000 gross profit declined 1%.

SG&A expenses decreased 12% from 24.1% of sales to 20.9%. SG&A excluding advertising expenses declined 14%, from 19.1% of sales to 16.1%. This reflects the Company's cost reduction and portfolio actions. 1999 SG&A includes charges of approximately $114 million related to restructuring activities and $12 million related to portfolio adjustments, both discussed previously. Excluding the effects of these items, SG&A declined 7% from 22.9% of sales to 20.9%.

R&D expenditures were flat as a percentage of sales and increased slightly in dollar terms, from $598 million to $606 million. Included in R&D expense for 2000 are other charges, primarily for in-process R&D as discussed previously, of approximately $6 million.

Earnings from operations increased 36%. Included in 1999 earnings from operations were charges of approximately $350 million related to restucturing activities and $103 million related to portfolio actions discussed previously. 2000 earnings from operations includes charges of approximately $41 million for accelerated depreciation and relocation expenses partially offset by other charges and credits, discussed previously, which increased earnings from operations by approximately $13 million. Year-over-year currency movements had a $108 million negative impact on earnings from operations. In addition to the items discussed above, earnings from operations benefited from the continued downward trend in SG&A costs, both in dollars and as a percentage of sales.

Interest expense increased 19% from the prior period, primarily as a result of higher interest rates and increased average borrowings. Other income decreased $22 million, primarily due to lower equity earnings for the KPG joint venture, which includes a $15 million charge, discussed previously, and the reclassification of Nexpress R&D costs into the joint venture, partially offset by the sales of investments.

Net earnings increased 32% from $917 million to $1,213 million for the nine-month periods ended September 30, 1999 and 2000, respectively. Earnings per share increased 38% over the first three quarters of 1999, and 6% when adjusted for 1999 restructuring charges and portfolio actions and 2000 accelerated depreciation and relocation expenses, discussed above. The effective tax rate was 34% in both periods.


Consumer Imaging

Year-to-date sales in the Consumer Imaging segment increased 2% year over year and increased 5% excluding unfavorable foreign exchange movements. U.S. sales increased 7% while sales outside the U.S. declined by 2%, but increased 4% excluding the effect of exchange movements. Sales declines outside the U.S. were partially mitigated by 9% growth in emerging markets, which saw double-digit sales growth in film, both in volume and dollar terms.

Worldwide film sales (including 35 mm film, Advantix film, and one-time-use cameras) increased 2% over the first nine months of 1999, reflecting an 8% volume increase which more than offset negative price and foreign exchange movements of 3% each. U.S. film sales increased 5% on increased volume and stable prices. Outside the U.S., increased volumes were offset by lower prices and negative currency movements.

Worldwide paper sales were level with 1999 as volume gains of 5% offset lower prices and negative exchange. U.S. paper sales increased by 4% on higher volumes and flat pricing. Outside the U.S., paper sales decreased 3% as a 6% increase in volumes could not offset price declines of 4% and a negative exchange movement of 5%.

SG&A expenses for the segment decreased 7%, from 25.6% of sales to 23.3%, reflecting the benefits of the Company's cost reduction efforts. Excluding advertising expenses, SG&A expenses decreased 7%, from 17.9% of sales to 16.2%. R&D expenses decreased 4%, from 4.7% of sales to 4.4%.

Earnings from operations increased 3%, as the benefits of higher unit sales volumes, manufacturing productivity, and cost reductions more than offset unfavorable exchange, lower effective selling prices and a negative impact from product mix. Net earnings were $739 million, which reflects a 7% increase over the prior-year period.


Kodak Professional

Sales in the Kodak Professional segment decreased 9% over the first three quarters of 1999 and 7% excluding the adverse effects of currency movements. Adjusting the year-over-year comparison for the impact of the formation of the KPG joint venture in Japan, sales declined 7%. Increased revenues in the Company's Portrait/Social business did not offset declines in digital camera prices and volumes, reduced sales in the segment's commercial business and lower sales of graphic products to KPG. U.S. revenues decreased 3% and revenues outside the U.S. decreased 13%, or 10% excluding the unfavorable impact of foreign exchange.

SG&A expenses for the segment were in line with 1999 in dollar terms but increased as a percentage of sales, from 18.5% of sales to 20.3%. Excluding advertising expenses, SG&A expenses increased 1%, from 16.1% of sales to 17.9%, reflecting increased e-Commerce related spending. R&D expenses decreased 4% but increased on a percentage of sales basis from 7.4% of sales to 7.8%.

Earnings from operations decreased 21%, while net earnings (which includes the $15 million pre-tax charge related to the KPG business discussed previously) declined 53%. Included in 1999 earnings from operations is a $20 million pre-tax charge related to the Company's investment in CalComp Corporation. The decline in net earnings reflects lower revenues along with a reduction of joint venture income from KPG.


Health Imaging

Sales in the Health Imaging segment increased 4% from the prior year-to-date period, and 6% excluding the adverse effect of currency movements. Increased sales of DryView media and digital products more than offset an expected decrease in wet laser imaging sales. Sales inside the U.S. increased 10%, while sales outside the U.S. decreased 2%, despite an increase of 6% in emerging market sales. Excluding the adverse effect of foreign currency movement, sales outside the U.S. increased 3%.

SG&A expenses for the segment decreased 6%, from 20.2% to 18.3% of sales. Excluding advertising expenses, SG&A expenses decreased 8%, from 19.4% of sales to 17.2%, reflecting the benefits of cost control initiatives and the continued successful integration of the Imation business acquired in December 1998. R&D expenses increased 9%, from 5.9% of sales to 6.2%.

Earnings from operations increased 10%, as higher sales with stable margins and lower SG&A costs more than offset increased R&D spending. Segment net earnings increased 15%, from $230 million to $265 million for the nine months ended September 30, 1999 and 2000, respectively.


Other Imaging

Sales in the Other Imaging segment increased 5% from the prior year-to-date period, as higher unit volumes more than offset portfolio changes, lower prices and adverse currency movements. Adjusting for the impact of portfolio changes, segment sales increased 13%. Sales growth in the first three quarters was led by strong digital camera sales with unit volume increases of 93%, strong sales performance in the Commercial & Government Systems unit, and growth in Entertainment Imaging.

SG&A expenses for the segment decreased 18%, from 21.3% of sales to 16.7%. Excluding advertising expenses, SG&A expenses decreased 21%, from 18.5% of sales to 13.9%. Year-to-date 2000 SG&A expenses include other charges and credits of approximately $23 million, primarily related to Eastman Software and PictureVision, as discussed previously. 1999 SG&A expenses include charges of approximately $12 million related to portfolio adjustments, discussed previously.

R&D expenses increased 11%, from 7.7% of sales to 8.1%, primarily due to the write-off of in-process R&D related to the PictureVision acquisition and increased investments in digital products and services.

Earnings from operations were $212 million, $86 million higher than the prior year period. Included in 1999 earnings from operations were charges of approximately $83 million related to portfolio actions, discussed previously. 2000 earnings from operations include charges of approximately $8 million for accelerated depreciation and relocation expenses and other charges, discussed previously, of approximately $40 million. Aside from these charges, earnings from operations increased 5% reflecting lower SG&A costs, which more than offset portfolio changes and the unfavorable effects of foreign currency rate changes. Net earnings for the segment were $154 million, an increase of $68 million over the prior year.

RESTRUCTURING PROGRAMS

1999 Program

During the third quarter of 1999, the Company recorded a pre-tax restructuring charge of $350 million relating to worldwide manufacturing and photofinishing consolidation and reductions in selling, general and administrative positions worldwide. The Company recorded $236 million of the $350 million provision as cost of goods sold, primarily for employee severance, asset write-downs, and shutdown costs related to these actions. The remaining $114 million was recorded as SG&A for employee severance payments.

In connection with this program, approximately 3,400 positions were to be eliminated worldwide, with approximately $250 million of the restructuring charge for severance payments. The 3,400 personnel included in the restructuring were associated with the realignment of manufacturing (1,500) and service and photofinishing operations (870); and the consolidation of sales and marketing (460), R&D (70) and administrative (500) functions in various locations of the Company's worldwide operations. Approximately $90 million of the $350 million charge was for asset write-downs, primarily for vacant buildings to be sold and equipment to be shut down as part of the Company's sale and exit of its Elmgrove manufacturing facility in Rochester, New York. In addition, approximately $10 million of the charge was for shutdown costs related to the exit of the Elmgrove facility. The net cash cost of the restructuring program, which is being funded through operations, is approximately $107 million after tax. This expected cash outflow includes the effect of the revisions to the program discussed below. As of the third quarter of 2000, approximately 2,300 employees have left the Company under this program.

During the second quarter of 2000, the Company reversed approximately $44 million of severance related costs originally recorded as part of its third quarter 1999 restructuring charge. The reversal is the result of two factors. First, certain manufacturing operations originally planned to be outsourced will now be retained, as cost beneficial arrangements for the Company could not be reached. Second, severance actions in Japan and Europe have now been completed at a cost less than originally estimated. Consequently, approximately 500 (450 manufacturing and 50 administrative) fewer employees will be separated, resulting in total planned terminations under the third quarter 1999 program of 2,900. The remaining headcount reductions are expected to be completed by December 31, 2000. Of the $44 million reversal, approximately $25 million was recorded in cost of goods sold and approximately $19 million was recorded as part of SG&A, consistent with where the original charges were recorded.

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

The following table summarizes the restructuring costs and activity of the 1999 program:

(in millions)
                         Severance       Shutdown
                           Costs          Costs           Total

Initial reserve            $250            $10            $260
Amounts utilized            163              4             167
Amounts reversed             44              -              44
                           ----            ---            ----
Balance  9/30/00           $ 43            $ 6            $ 49


In addition to the charges related to the sale and exit of the Company's Elmgrove site, discussed above, the Company incurred pre-tax charges of approximately $18 million and $41 million during the current quarter and year-to-date periods. These charges reflect the accelerated depreciation of certain assets which remained in use until the site was sold and related relocation costs. It is estimated that related relocation costs of approximately $15-$20 million pre-tax, per quarter, will be recorded through the first half of 2001 in connection with these actions.

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

The principal purpose of this program was to eliminate infrastructure and operational inefficiencies and redundancies throughout the Company by taking actions to separate personnel, close facilities and exit non-strategic businesses. Primary actions involved the reorganization of sensitized goods manufacturing and research lab operations as well as decisions to exit numerous businesses across all operating segments, with a significant portion relating to Consumer Imaging and Other Imaging segment businesses. Approximately 13,500 employees had been terminated through the end of the third quarter 2000 under this plan. Through the end of the third quarter 2000, approximately $703 million and $100 million was spent for severance costs and other business exit costs, respectively. At September 30, 2000, the Company had a liability of approximately $59 million for this program. The remaining actions under the program are expected to be completed by the end of 2000.
------------------------------------------------------------------

THE EURO

The Treaty on European Union provided that an economic and monetary union (EMU) be established in Europe whereby a single European currency, the euro, replaces the currencies of participating member states. The euro was introduced on January 1, 1999, at which time the value of participating member state currencies was irrevocably fixed against the euro and the European Currency Unit (ECU) was replaced at the rate of one euro to one ECU. For the three-year transitional period ending December 31, 2001, the national currencies of member states will continue to circulate but be sub-units of the euro. New public debt will be issued in euro and existing debt may be re-denominated into euros. At the end of the transitional period, euro banknotes and coins will be issued, and the national currencies of the member states will cease to be legal tender no later than June 30, 2002. The countries that adopted the euro on January 1, 1999 are Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal, and Spain. Greece will be adopting the euro at a later date with other countries expected to follow. The Company has operations in all of these countries.

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

The Company is in the process of making changes in areas such as marketing and pricing, purchasing, contracts, payroll, taxes, cash management and treasury operations. Under the 'no compulsion no prohibition' rules, billing systems have been modified so that the Company is now able to show total gross, value added tax, and net in euros on national currency invoices, to enable customers to pay in the new euro currency if they wish to do so. Countries that have installed ERP/SAP software in connection with the Company's enterprise resource planning project are able to invoice and receive payments in euros as well as in other currencies. Systems for pricing, payroll and expense reimbursements will continue to use national currencies until year-end 2001. The functional currencies of the Company's operations in affected countries will remain the national currencies until approximately 2001, when they will change to the euro. Systems changes for countries not on SAP (Finland and Greece) are also being implemented in 2001.
------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first three quarters of 2000 was $423 million. Net earnings, adjusted for depreciation and amortization and asset impairment and other charges, provided $1,882 million of operating cash. This was partially offset by increases in receivables of $327 million, reflecting normal seasonality; decreases in liabilities (excluding borrowings) of $626 million, related primarily to severance payments for restructuring programs and the payment of accrued wage dividend and incentive compensation; and increased inventories of $475 million reflecting the Company's earlier decision to move to a level loading inventory strategy combined with lower than planned sales performance. Net cash used in investing activities of $425 million for the first three quarters of 2000 was primarily to support capital expenditures. Total capital expenditures are expected to be approximately $1.0 billion for the year, with fourth quarter spending to support manufacturing productivity, quality improvements, environmental compliance and new products including e-Commerce initiatives, digital photofinishing and digital cameras. Net cash used in financing activities of $140 million for the first three quarters of 2000 was primarily due to net increases in total borrowings of $872 million, reduced by $411 million of dividend payments and $634 million for stock repurchases.

Cash dividends per share of $.44, payable quarterly, were declared in the third quarter of 2000 and 1999. Total cash dividends of $406 million and $421 million were declared in the first three quarters of 2000 and 1999, respectively.

Net working capital (excluding short-term borrowings) at the end of the quarter was $1,776 million, compared with $838 million at year-end 1999. This increase reflects higher inventory and receivables balances and lower overall payables, as discussed above.

On April 15, 1999, the Company's Board of Directors authorized a new stock repurchase program for up to $2 billion of the Company's outstanding stock. This program is the third since 1995, and brings the total repurchases authorized under the three programs to $5 billion. During the third quarter of 2000, the Company repurchased $461 million of outstanding shares under the $2 billion program initiated in 1999, bringing the total repurchased under that program to approximately $1.309 billion. On October 18, 2000, the Company announced an acceleration of its share repurchase rate to an average of approximately $20 million per day until the $1.0 billion to $1.2 billion share repurchase committed to in June is reached.

Item 3.  Quantitative And Qualitative Disclosures About Market
Risk

See NOTE 3, DERIVATIVES AND MARKET RISK.
------------------------------------------------------------------

                        Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and the New York State Department of Environmental Conservation have reached agreement on the terms of a settlement resolving alleged violations of air regulations in 6 NYCRR Part 227, regarding emissions of nitrogen oxides ("NOx") from the boilers at the Company's Kodak Park manufacturing facility in Rochester, New York.

The Company received a Notice of Violation in May 2000 alleging multiple violations of Part 227-2 emission limits, as well as Part 227-3 record keeping/reporting requirements. The Company had identified and self-reported multiple de minimis exceedances of the NOx emission limits during the third quarter of 1999.
However, DEC additionally alleged that the Company had violated the Part 227-3 NOx Budget Program by using inappropriate default values in calculating emissions under the budget program for 1999. The Company disputed these allegations, taking the position that its use of the default values had originally been approved by DEC, a position the Agency later reversed.

To resolve these allegations and related issues regarding budget program requirements for current and future years, the Company has agreed to enter into a Consent Order wherein it neither admits nor denies any of the allegations in the Order, agrees to pay a fine of $115,000, and agrees not to challenge DEC's administrative action reducing Kodak Park's NOx budget allocation for the year 2000. DEC has approved Kodak's NOx budget plan.

The U.S. Environmental Protection Agency, Region 2, has initiated an administrative enforcement action against the Company, alleging violations of air monitoring requirements under the Resource Conservation and Recovery Act ("RCRA"), the law that regulates the management of hazardous waste. These issues arose as the result of an inspection conducted by EPA at Kodak Park in May 1999. The complaint, alleging six counts of failing to test and monitor certain valves, containers, and pumps at Kodak Park, seeks a penalty of $303,064 and an Order requiring that the Company come into compliance within sixty days.

Although the Company does not dispute the allegations with respect to some equipment, many of the Agency's allegations are based on its more expansive interpretation of the applicability of the hazardous waste program to equipment that the Company believes to be process equipment (and therefore exempt).
------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 27.

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the quarter ended September 30, 2000.
------------------------------------------------------------------

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned.


                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    November 13, 2000
                                    E. Mark Rajkowski
                                    Controller

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules


Exhibit

(27) Financial Data Schedule - Submitted with the EDGAR filing as a second document to this Form 10-Q.