Form 10-K
period 2000-12-31
EASTMAN KODAK CO
filed 2001-03-13
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

X     Annual report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the year ended December 31, 2000 or

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

At December 31, 2000 290,484,266 shares of Common Stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the New York Stock Exchange at February 5, 2001) of the voting stock held by nonaffiliates was approximately $13.0 billion.

                                 PART I

ITEM 1.  BUSINESS

Eastman Kodak Company (the Company or Kodak) is engaged primarily in developing, manufacturing and marketing consumer, professional, health and other imaging products and services. Kodak's sales, earnings and identifiable assets by operating segment for the past three years are shown in Note 17, Segment Information.
--------------------------------------------------------------------------
CONSUMER IMAGING SEGMENT

Sales of the Consumer Imaging segment for 2000, 1999 and 1998 were (in millions) $7,406, $7,411 and $7,164, respectively.

Kodak manufactures and markets various components of consumer imaging systems. For traditional consumer amateur photography, Kodak supplies films, photographic papers, processing services, photofinishing equipment, photographic chemicals, cameras (including one-time-use) and projectors. The Advanced Photo System is an amateur system of cameras, films and photofinishing which delivers a variety of consumer features such as drop-in loading, multiple print size options, index prints, and negatives returned in the cartridge. Kodak has also developed products that bridge traditional silver halide and digital products. These products include kiosks and scanning systems to digitize images, digital media for storing images, software for enhancing images and a network for transmitting images. In addition, other digitization options have been created to stimulate more pictures in use, adding to the consumption of film and paper, including Kodak Picture CD, Kodak PhotoNet Online, Kodak/America Online (AOL) "You've Got Pictures" SM, Kodak Picture Disk, Kodak Photo CD, and Kodak Picture Maker. The Company presently has relationships with Intel, Hewlett-Packard, AOL, Adobe Systems, Weave Innovations, and others to expand the category for silver halide and digital products.

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

Raw Materials. The raw materials used by the Consumer Imaging segment are many and varied and generally available. Silver is one of the essential materials in traditional photographic film and paper manufacturing. Digital electronic components are also prevalent in product offerings.
------------------------------------------------------------------------

KODAK PROFESSIONAL SEGMENT

Sales of the Kodak Professional segment for 2000, 1999 and 1998 were (in millions) $1,706, $1,910 and $1,840, respectively.

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

In September 1997, Kodak and Heidelberger Druckmaschinen AG (Heidelberg) established the NexPress joint venture for the purpose of developing and marketing new digital color printing solutions for the graphic arts industry. In connection with the 1999 sale of the Office Imaging business as further discussed, the Company and Heidelberg also expanded their joint venture company, NexPress, to include the black-and-white electrophotographic business. The Company contributed its toner and developer operations in Rochester and Kirkby, England to the joint venture.

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

Raw Materials. The raw materials used by the Kodak Professional segment are many and varied and generally available. Silver is one of the essential materials used in the manufacturing of professional photographic, industrial x-ray, and graphic arts film, and paper. Digital electronic components are becoming more prevalent in product offerings.
------------------------------------------------------------------------

HEALTH IMAGING SEGMENT

Sales of the Health Imaging segment for 2000, 1999 and 1998 were (in millions) $2,185, $2,120 and $1,526, respectively.

The products of the Health Imaging segment are used to capture, store, process, print and display images and information in a variety of forms for customers in the healthcare industry, for both primary and referral diagnoses.

Products of the Health Imaging segment include traditional analog products such as medical films, chemicals, and processing equipment, as well as services for healthcare professionals. In addition, this segment provides digital medical imaging systems which are a key component of sales and earnings growth. These include computed radiography systems, Picture Archiving and Communications Systems (PACS), digital print film, and laser imagers. The Health Imaging segment serves customers for general radiology products and specialty health markets, including cardiology, dental, mammography, and oncology imaging.

On November 30, 1998, Kodak acquired the worldwide medical imaging business of Imation Corp., which includes Imation's manufacturing facilities in White City, Oregon and Oakdale, Minnesota, and all of the outstanding shares of Imation's Cemax-Icon subsidiary in Fremont, California. At the time of acquisition, this business generated approximately $500 million in annual revenues.

Marketing and Competition. Kodak's health imaging products and services are distributed through a variety of channels, primarily to healthcare organizations.

Kodak's health imaging products and services compete with similar products and services of other small and large companies. Strong competition exists throughout the world in these markets. Kodak's products are continually improved to meet the changing needs and preferences of its healthcare customers.

Raw Materials. The raw materials used by the Health Imaging segment are many and varied and generally available. Silver is one of the essential materials used in X-ray film manufacturing.
------------------------------------------------------------------------

OTHER IMAGING SEGMENT

Sales of the Other Imaging segment for 2000, 1999 and 1998 were (in millions) $2,697, $2,648 and $2,876, respectively.

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

In April 1999, the Company sold its digital printer, copier-duplicator, and roller assembly operations primarily associated with its Office Imaging business to Heidelberg, which included its operations in Rochester, NY, Muehlhausen, Germany and Tijuana, Mexico. In November 1999, the Company sold The Image Bank, a wholly-owned subsidiary which markets and licenses image reproduction rights, to Getty Images, Inc. In November 1999, the Company sold its Motion Analysis Systems Division, which manufactures digital cameras and digital video cameras for the automotive and industrial markets, to Roper Industries, Inc. In 2000, the Company divested its Eastman Software subsidiary and also acquired the remaining ownership interest in PictureVision, Inc., the leading provider of digital imaging network services and solutions at retail.

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

Raw Materials. The raw materials used are many and varied and generally available. Silver is one of the essential materials in traditional film manufacturing. Electronic components represent a significant portion of the cost of the materials used in the manufacture of business equipment and digital cameras.
--------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development. Research and development expenditures for 2000, 1999 and 1998 were (in millions) $784, $817 and $922, respectively. The 2000 figure includes a $10 million charge for the write-off of in-process research and development associated with the acquisition of the remaining ownership interest in PictureVision, Inc. The 1998 figure includes a $42 million charge for the write-off of in-process research and development associated with the acquisition of Imation Corp.'s worldwide medical imaging business on November 30, 1998. See Note 15, Acquisitions and Joint Ventures.

Research and development is headquartered in Rochester, New York. Other U.S. groups are located in Boston, Massachusetts; Washington, D.C.; and Menlo Park, California. Outside the U.S., groups are located in Australia, England, France, Japan and China. These groups work in close cooperation with manufacturing units and marketing organizations to develop new products and applications to serve both existing and new markets.

It has been Kodak's general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents. The ownership of these patents contributes to Kodak's ability to provide leadership products and to generate revenue from licensing. The Company holds portfolios of patents in several areas important to its business, including color negative films, processing and papers; digital cameras; network photo fulfillment; and organic light-emitting diodes. Each of these areas is important to existing and emerging business opportunities that bear directly on the Company's overall business performance.
--------------------------------------------------------------------------

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

Environmental protection is further discussed in the Notes to Financial Statements.
--------------------------------------------------------------------------

EMPLOYMENT

At the end of 2000, the Company employed 78,400 people, of whom 43,200 were employed in the U.S.
--------------------------------------------------------------------------

Financial information by geographic areas for the past three years is shown in Note 17, Segment Information.
--------------------------------------------------------------------------

ITEM 2.  PROPERTIES

The Consumer Imaging segment of Kodak's business in the United States is centered in Rochester, New York, where photographic goods are manufactured. Another manufacturing facility near Windsor, Colorado, also produces sensitized photographic goods.

Consumer Imaging manufacturing facilities outside the United States are located in Australia, Brazil, Canada, China, England, France, India, Indonesia, Mexico, Nepal and Russia. Kodak maintains marketing and distribution facilities in many parts of the world. The Company also owns processing laboratories in numerous locations worldwide.

Products in the Kodak Professional segment are manufactured in the United States, primarily in Rochester, New York. Manufacturing facilities outside the United States are located in Brazil, Canada, China, England, France, Germany, Japan and Mexico.

Products in the Health Imaging segment are manufactured in the United States, primarily in Rochester, New York; Windsor, Colorado; Oakdale, Minnesota; White City, Oregon; and Fremont, California. Manufacturing facilities outside the United States are located in Brazil, China, France, Germany, India and Mexico.

Products in the Other Imaging segment are manufactured in the United States, primarily in Rochester, New York and Windsor, Colorado.
Manufacturing facilities outside the United States are located in Brazil, Canada, England, France, Germany, Japan, India and Mexico.

Properties within a country are generally shared by all segments operating within that country.

Regional distribution centers are located in various places within and outside of the United States. The Company owns or leases administrative, manufacturing, marketing and processing facilities in various parts of the world. The leases are for various periods and are generally renewable.
--------------------------------------------------------------------------

Item 3.  LEGAL PROCEEDINGS

On October 6, 2000, the U.S. Environmental Protection Agency, Region 2, initiated an administrative enforcement action against the Company, alleging violations of air monitoring requirements under the Resource Conservation and Recovery Act (RCRA), the law that regulates the management of hazardous waste. These issues arose as the result of an inspection conducted by EPA at the Company's Kodak Park manufacturing facility in Rochester, New York in May 1999. The complaint, alleging six counts of failing to test and monitor certain valves, containers, and pumps at Kodak Park, seeks a penalty of $303,064 and an Order requiring the Company to come into compliance within sixty days.

Although the Company does not dispute the allegations with respect to some equipment, many of the Agency's allegations are based on its more expansive interpretation of the applicability of the hazardous waste program to equipment that the Company believes to be process equipment (and therefore exempt). Settlement discussions are ongoing.
--------------------------------------------------------------------------

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

(as of December 31, 2000)
                                                      Date First Elected
                                                         an         to
                                                     Executive    Present
    Name               Age       Positions Held       Officer     Office

Joerg D. Agin           58   Senior Vice President      1996       1996
Michael P. Benard       53   Vice President             1994       1994
Charles S. Brown        50   Senior Vice President      2000       2000
Robert H. Brust         57   Chief Financial Officer
                             and Executive Vice
                             President                  2000       2000
Daniel A. Carp          52   Chairman of the Board,
                             President and
                             Chief Executive Officer    1995       2000
Martin M. Coyne, II     51   Executive Vice President   1997       2000
Carl E. Gustin, Jr.     49   Senior Vice President      1995       1995
Theodore G. Lewis       59   Senior Vice President      2000       2000
Carl A. Marchetto       45   Senior Vice President      2001       2001
J. M. McQuade           45   Senior Vice President      2000       2000
Michael P. Morley       57   Executive Vice President   1994       2000
Candy M. Obourn         50   Senior Vice President      1997       2000
Daniel P. Palumbo       42   Senior Vice President      1997       2000
E. Mark Rajkowski       42   Controller                 1998       1998
Willy C. Shih           49   Senior Vice President      1997       2000
Patrick T. Siewert      45   Senior Vice President      1997       2000
Eric L. Steenburgh      59   Executive Vice President
                             of Operations              1998       2000
James C. Stoffel        54   Senior Vice President      2000       2000
David Swift             42   Senior Vice President      2000       2000
Gary P. Van Graafeiland 54   General Counsel and
                             Senior Vice President      1992       1992

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for more than five years, except Mr. Marchetto, who joined the Company on July 15, 1996; Mr. Palumbo, who joined the Company on May 19, 1997; Mr. Shih, who joined the Company on July 7, 1997; Mr. Stoffel, who joined the Company on September 22, 1997; Mr Steenburgh, who joined the Company on April 13, 1998; Mr. Rajkowski, who joined the Company on July 13, 1998; Mr. McQuade, who joined the Company on January 1, 1999; Mr. Brust, who joined the Company on January 3, 2000; and Mr. Lewis, who joined the Company on October 9, 2000. Prior to joining Kodak in 1996, Mr. Marchetto was a commercial satellite program director in the Astro Space Division of Lockheed Martin. Prior to joining that company, Mr. Marchetto held positions with Jet Propulsion Laboratory. Prior to joining Kodak in 1997, Mr. Palumbo served in domestic and European line management roles at Procter & Gamble. Prior to joining Kodak in 1997, Mr. Shih was Vice President of Marketing for Technical Computing at Silicon Graphics Computer Systems, which he joined in 1995. Prior to joining that company, Mr. Shih held executive positions with DEC, which he joined in 1994, and IBM Corporation. Prior to joining Kodak in 1997, Mr. Stoffel was Vice President and Chief Engineer at Xerox Corporation. Prior to joining Kodak in 1998, Mr. Steenburgh held senior management positions at Xerox Corporation, Ricoh Company, Ltd., Goulds Pumps, and, most recently, was President of the Industrial Pump Group Worldwide at ITT Fluid Technology Corporation, a part of ITT Industries. Prior to joining Kodak in 1998, Mr. Rajkowski was employed at Price Waterhouse LLP (now PricewaterhouseCoopers LLP) where he was the Upstate New York Technology Group Managing Partner and an Audit and Business Advisory Services Partner. Prior to joining Kodak in 1999, Mr. McQuade was the General Manager of Imation's medical imaging systems business. Prior to joining that company, Mr. McQuade held a number of positions with 3M since 1982. Prior to joining Kodak in 2000, Mr. Brust was Senior Vice President and Chief Financial Officer with Unisys Corporation since 1997. Prior to joining that company, Mr. Brust held a variety of management positions with General Electric since 1965. Prior to joining Kodak in 2000, Mr. Lewis was the President and CEO of DaimlerChrysler R&D in Palo Alto, California.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.
--------------------------------------------------------------------------
                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Eastman Kodak Company common stock is principally traded on the New York Stock Exchange. There are 113,308 shareholders of record of common stock as of December 31, 2000. See Liquidity and Capital Resources, and Market Price Data in Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 67.
--------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
(in millions, except per share data)

                                 2000   Change     1999   Change     1998
Sales                         $13,994    - 1%   $14,089    + 5%   $13,406
Earnings from operations        2,214    +11      1,990    + 5      1,888
Net earnings                    1,407    + 1      1,392      -      1,390
Basic earnings per share         4.62    + 5       4.38    + 2       4.30
Diluted earnings per share       4.59    + 6       4.33    + 2       4.24

2000

The Company's results for the year included the following:

Pre-tax charges of approximately $50 million ($33 million after tax) associated with the sale and exit of one of the Company's equipment manufacturing facilities. The costs for this effort, which began in 1999, related to accelerated depreciation of assets still in use prior to the sale of the facility in the second quarter, and costs for relocation of the operations. Additional relocation costs of approximately $10 million pre-tax, per quarter, will be recorded through the first half of 2001 in connection with these actions.

Excluding the above, net earnings were $1,440 million. Basic earnings per share were $4.73 and diluted earnings per share were $4.70.


1999

The Company's results for the year included the following:

A pre-tax restructuring charge of $350 million ($231 million after tax) related to worldwide manufacturing and photofinishing consolidation and reductions in selling, general and administrative positions worldwide.
See Note 11, Restructuring Programs and Cost Reduction. In addition, the Company incurred pre-tax charges of $11 million ($7 million after tax) related to accelerated depreciation of assets still in use during 1999 and sold in 2000, in connection with the exit of one of the Company's equipment manufacturing facilities.

Pre-tax charges totaling approximately $103 million ($68 million after tax) associated with the exits of the Eastman Software business ($51 million pre-tax) and Entertainment Imaging's sticker print kiosk product line ($32 million pre-tax) as well as the write-off of the Company's Calcomp investment ($20 million pre-tax), which was determined to be unrecoverable.

Pre-tax gains of approximately $120 million ($79 million after tax) related to the sale of The Image Bank ($95 million pre-tax gain) and the Motion Analysis Systems Division ($25 million pre-tax gain). See Note 16, Sales of Assets and Divestitures.

Excluding the above items, net earnings were $1,619 million. Basic earnings per share were $5.09 and diluted earnings per share were $5.03.

1998

The Company's results for the year included the following:

The sales of its NanoSystems subsidiary and a portion of the Company's investment in Gretag Imaging Group (Gretag), resulting in pre-tax gains of $87 and $66 million ($57 and $44 million after tax), respectively. See
Note 16, Sales of Assets and Divestitures.

A pre-tax charge of $132 million ($87 million after tax) for asset write-downs and employee severance in the Office Imaging division due to volume reductions from Danka Business Systems PLC (Danka). See Note 16, Sales of Assets and Divestitures.

A pre-tax charge of $45 million ($30 million after tax), primarily for in-process research and development (R&D), associated with the acquisition of the medical imaging business of Imation Corp. (the Imation charge). See
Note 15, Acquisitions and Joint Ventures.

Excluding the above items, and pre-tax litigation charges of $35 million ($23 million after tax) related primarily to Health Imaging, net earnings were $1,429 million. Basic earnings per share were $4.42 and diluted earnings per share were $4.37.

DETAILED RESULTS OF OPERATIONS
Sales by Operating Segment
(in millions)
                                 2000   Change     1999   Change     1998

Consumer Imaging
  Inside the U.S.             $ 3,738    + 5%   $ 3,562    + 7%   $ 3,342
  Outside the U.S.              3,668    - 5      3,849    + 1      3,822
                              -------    ---    -------    ---    -------
Total Consumer Imaging          7,406      0      7,411    + 3      7,164
                              -------    ---    -------    ---    -------
Kodak Professional
  Inside the U.S.                 711    - 7        766    + 6        725
  Outside the U.S.                995    -13      1,144    + 3      1,115
                              -------    ---    -------    ---    -------
Total Kodak Professional        1,706    -11      1,910    + 4      1,840
                              -------    ---    -------    ---    -------
Health Imaging
  Inside the U.S.               1,038    + 9        954    +43        668
  Outside the U.S.              1,147    - 2      1,166    +36        858
                              -------    ---    -------    ---    -------
Total Health Imaging            2,185    + 3      2,120    +39      1,526
                              -------    ---    -------    ---    -------
Other Imaging
  Inside the U.S.               1,323    + 1      1,312    -16      1,558
  Outside the U.S.              1,374    + 3      1,336    + 1      1,318
                              -------    ---    -------    ---    -------
Total Other Imaging             2,697    + 2      2,648    - 8      2,876
                              -------    ---    -------    ---    -------
Total Sales                   $13,994    - 1%   $14,089    + 5%   $13,406
                              =======    ===    =======    ===    =======

Earnings From Operations and Net Earnings by Operating Segment - See Note 17, Segment Information.

2000 COMPARED WITH 1999

CONSOLIDATED
------------
Worldwide sales of $13,994 million declined less than 1% from 1999. Excluding portfolio adjustments, which reduced revenue by 2%, and the negative impact of currency, which reduced revenue by 3%, sales were up 4% compared with 1999. Deteriorating U.S. economic conditions in the second half of the year adversely impacted sales across a number of the Company's businesses, particularly the consumer business. Consumer film and paper experienced slight sales declines while the Company's Kodak Professional segment experienced more significant declines. However, a number of the Company's businesses did achieve sales growth in 2000, including Health Imaging, Entertainment Imaging, Digital and Applied Imaging and Commercial and Government Systems.

During 2000, the Company amended its definition of digital to better reflect the digital product components of its graphics business as well as some additional product reassignments. This principally includes computer to plate products and digital proofing systems. Under this new definition, digital revenues for the year were $3,001 million, an increase of 5% over 1999. Digital products and services represented 21% of the Company's 2000 sales. Sales of consumer digital products and services increased 16%, while sales of commercial digital products and services were flat. Growth in consumer digital was led by increased revenues from consumer digital cameras while the commercial digital business saw sales increases in healthcare-related offerings largely offset by reduced graphics sales. Earnings from operations associated with the above sales were a negative $58 million compared with a profit of $13 million in 1999. Included in 2000 earnings from operations for the digital business are pre-tax charges of approximately $45 million related to the Company's PictureVision acquisition and write-downs at the Company's divested
Eastman Software business.

Sales in emerging markets increased 7% from 1999, and represent 18% of the Company's total revenue in 2000. Revenues generally increased in all major regions in which Kodak participates, with Greater China up 10%, Asian Emerging Markets up 9%, Greater Russia up 39%, Latin America up 3%, and Eastern Europe up 2%.

Gross profit declined 2% with margins declining .6 percentage points from 43.3% in 1999 to 42.7% in 2000. Excluding special charges in both years, gross profit margins decreased 2.6 percentage points from 45.7% in 1999 to 43.1% in the current year. The decline in margin was driven primarily by lower prices, increased sales of lower margin products, like one-time-use cameras and consumer digital cameras, and the negative impact of exchange. Productivity gains that were recognized earlier in the year were partially offset during the fourth quarter as the Company reduced inventories in the face of slowing demand and retailer inventory reductions.

Selling, general and administrative (SG&A) expenses decreased 10% from 23.4% of sales in 1999 to 21.3% in 2000. Excluding special charges in 1999, SG&A decreased 6% from the prior year from 22.5% of sales to 21.3%. The reduction in SG&A expenses primarily reflects the success of the Company's cost reduction initiatives and portfolio actions.

R&D expenses decreased 4% during the year from 5.8% of sales in 1999 to 5.6% in 2000. This decline primarily reflects the benefit of portfolio actions, primarily the divestiture of Eastman Software.

Earnings from operations increased 11% or $224 million in 2000. Adjusting for special charges in both years, earnings from operations declined $190 million or 8% as increased sales volumes in many of the Company's businesses and the success of cost savings initiatives did not offset lower effective selling prices and adverse currency movements.

Interest expense increased 25% over 1999 reflecting higher average borrowing and rising interest rates. Other income decreased by $165 million or 63% from 1999 due largely to the inclusion of gains of $120 million from the sale of the Image Bank and Motion Analysis Systems Division in 1999. Excluding the gains from the sale of these businesses, other income declined $45 million, primarily reflecting lower equity earnings from the Company's Kodak Polychrome Graphics (KPG) joint venture.

The effective tax rate for both 2000 and 1999 was 34%.

CONSUMER IMAGING
----------------

Sales in the Consumer Imaging segment of $7,406 were essentially flat compared with 1999, as increased volumes were offset by lower prices and adverse currency movements. Excluding unfavorable exchange movements, sales increased 3%. U.S. sales increased 5% while sales outside the U.S. declined by 5%, but increased 2% excluding the unfavorable effect of exchange movements.

Worldwide film sales (including 35mm film, Advantix film, and one-time-use cameras) decreased 1% from 1999 as increased volumes in all major categories could not offset pricing pressures and adverse currency movements. U.S. film sales increased 2% primarily due to volume increases of 17% in one-time-use cameras and 15% in Advantix film. The Company successfully held total film market share in the U.S. for the 3rd consecutive year. Outside the U.S., film sales to dealers declined 3% as increased volumes were offset by lower prices and negative currency movements.

Throughout 2000, the Company continued to successfully shift consumers to the differentiated, higher value MAX and Advantix product lines. By the fourth quarter, combined U.S. sales of MAX and Advantix films grew to more than 62% of total U.S. consumer roll film revenues, up 6 percentage points over year-end 1999.

Worldwide paper sales declined 3% in 2000 as volume gains could not offset lower prices and negative exchange. U.S. paper sales increased by 1%, as 3% volume increases offset lower prices. Outside the U.S., paper sales decreased 5% as increased volumes could not offset lower prices and negative exchange movements.

The penetration rate for the number of rolls scanned at Qualex wholesale laboratories averaged 4.1% for the full year, equivalent to approximately 260 million scanned images. By the end of 2000, the number of placements of Kodak Picture Maker kiosks was over 29,000, an increase of 6,000 from year-end 1999.

SG&A expenses for the segment decreased 6%, from 25.2% of sales in 1999 to 23.7% in 2000, reflecting the benefits of the Company's cost reduction efforts. SG&A excluding advertising decreased 6%, from 17.5% of sales in 1999 to 16.4% in 2000. R&D expenses decreased 9%, from 4.7% of sales in 1999 to 4.3% in 2000.

Earnings from operations decreased 9%, reflecting reduced profit margins driven primarily by lower effective selling prices, unfavorable product mix and adverse exchange movements. Lower gross profit was partially offset by reduced SG&A and R&D spending. Net earnings were $860 million, which reflects a 4% decrease from the prior year, due primarily to lower earnings from operations.

KODAK PROFESSIONAL
------------------

Sales in the Kodak Professional segment decreased 11% from 1999, 8% excluding adverse currency movements. Adjusting the year-over-year comparison for the impact of the formation of the KPG joint venture in Japan, sales declined 9%. U.S. revenues decreased 7% and revenues outside the U.S. decreased 13%, or 8% excluding the unfavorable impact of exchange.

Total commercial products revenue declined 14% primarily due to lower sensitized film and paper sales, as well as declines in professional digital camera sales, all of which suffered from volume declines and pricing pressure. The graphics business also experienced revenue declines of approximately 26%, due to reduced sales to the Company's KPG joint venture. The segment's Portrait/Social business increased 2% reflecting increased sales of digitization services and 35mm film, which increased both on a dollar and unit basis.

SG&A expenses for the segment were in line with 1999 in dollar terms but increased as a percentage of sales, from 18.1% to 20.3%. Excluding advertising expenses, SG&A expenses increased 1%, from 15.9% of sales to 18.0%. R&D spending decreased 10% in dollar terms, but remained level on a percentage of sales basis at 7.4%. The decrease is primarily due to the reclassification of NexPress R&D costs to below earnings from operations upon the formation of the NexPress joint venture in 1999. Excluding this reclassification, R&D decreased 2%.

Earnings from operations decreased 30%, while net earnings declined 58%. Included in 1999 earnings from operations is a $20 million pre-tax charge related to the write-off of the Company's investment in CalComp Corporation. Excluding this charge, other income (charges) decreased $141 million from a positive $48 million in 1999 to a negative $93 million in 2000, primarily reflecting a reduction in joint venture income from KPG and the reclassification of NexPress R&D.

HEALTH IMAGING
--------------

Sales in the Health Imaging segment increased 3% from the prior year, or 6% excluding the adverse effect of currency movements. Sales inside the U.S. increased 9%, while sales outside the U.S. decreased 2%, despite an increase of 7% in emerging market sales. Excluding negative exchange movements, sales outside the U.S. increased 4%.

Sales of digital products (including laser printers, digital media, digital capture equipment and Picture Archiving and Communication Systems
(PACS)) increased 11% over fiscal 1999. Placements of DryView laser imagers increased 67% in 2000. DryView media sales increased 48% on higher volumes, while digital capture products and PACS increased 51%. The growth in these digital product lines was partially mitigated by an expected decline in wet laser imaging sales.

Sales of traditional medical products, including analog film, equipment, chemistry and services, declined 3% for the year but were flat when adjusted for exchange. For traditional analog film (excluding specialty films), year-over-year sales declined 6% reflecting flat volumes, unfavorable exchange and anticipated price declines. Mammography and Oncology specialty products grew by 12% primarily on higher volumes, while sales of dental products increased 5% on slightly higher volumes and favorable pricing.

SG&A expenses for the segment decreased 6%, from 20.0% of sales in 1999 to 18.2% in 2000. Excluding advertising expenses, SG&A expenses decreased 8%, from 19.1% of sales to 17.1%, reflecting the benefits of cost control initiatives and the continued successful integration of the Imation business acquired in December 1998. R&D expenses increased 5%, from 6.0% of sales in 1999 to 6.2% in 2000.

Earnings from operations increased 7%, as higher sales and lower SG&A costs more than offset increased R&D spending. Segment net earnings increased 10%, from $315 million to $346 million.

OTHER IMAGING
-------------

Sales in the Other Imaging segment increased 2% from the prior year, or 5% excluding exchange. Adjusting for the impact of portfolio changes, segment sales were up 10%. Sales growth in 2000 was led by strong digital camera sales and increased sales performance in the Commercial & Government Systems unit. Sales of motion picture film and services also increased, reflecting the motion picture film industry's recovery from the softness of a year ago. U.S. sales increased 1%, while sales outside the U.S. were up 3%, but up 9% excluding exchange.

Consumer digital camera sales increased 26% with over 70% higher unit volumes partially offset by lower prices that reflect the competitiveness of this business. U.S. digital camera sales grew by 17% while camera sales outside the U.S. increased 38%, both reflecting higher unit volumes and lower prices.

SG&A expenses for the segment decreased 12%, from 20.6% of sales in 1999 to 17.7% in 2000. Adjusting for special charges taken in 1999, SG&A expenses declined 8%. Excluding advertising expenses, SG&A expenses decreased 17%, from 17.4% of sales to 14.2%. Current-year SG&A expenses included charges of approximately $23 million primarily related to the Company's PictureVision acquisition and write-downs at the Company's divested Eastman Software business, while prior year included SG&A from divested businesses. R&D expenses increased 1% in dollar terms, but were level on a percentage of sales basis at 7.7%. R&D expenses in 2000 include approximately $10 million of charges for the write-off of in-process R&D related to the PictureVision acquisition.

Earnings from operations were $227 million, which is $30 million or 15% higher than 1999. Excluding special charges in both years, earnings from operations of $237 million decreased $45 million, or 16% year over year. The lower earnings are primarily due to lower prices on consumer digital cameras and CD media, and adverse currency movements, which more than offset SG&A savings. Net earnings for the segment were $161 million, a decrease of 27% from the prior year reflecting lower earnings from operations in 2000 and the inclusion of gains from portfolio actions in 1999.

1999 COMPARED WITH 1998

CONSOLIDATED
------------

Worldwide sales for 1999 increased 5% over the prior year. The impact of portfolio actions on the year-to-year comparison was essentially neutral. Currency changes against the dollar negatively affected sales by $12 million. Sales growth in 1999 was achieved across numerous businesses, including Health Imaging film (analog film as well as laser imaging products of the acquired Imation medical imaging business), consumer and professional digital cameras, Consumer Imaging color paper and film (especially Advantix film and one-time-use cameras), CD media, and inkjet media.

Sales in emerging markets increased 6%, and accounted for approximately 16% of the Company's 1999 worldwide sales. The emerging markets portfolio showed growth across a wide geographical range, with China up 30%, Korea up 36% and India up 19%. Strong growth in Mexico of 16% was offset by a 16% decline in Brazil, resulting in a 2% decline in the Latin American Region. Sales in Russia were weak, reflecting a 33% sales decline from 1998.

Overall gross profit margins decreased 2.3 percentage points from 45.6% in 1998 to 43.3% in 1999. Excluding special charges in both years, gross profit margins decreased .4 percentage points from 46.1% in 1998 to 45.7% in 1999. Gross profit margins were pressured by lower prices, increased levels of goodwill amortization, startup costs in the China manufacturing project, and the acquired Imation medical imaging business, which had gross profit rates lower than the Company average. These pressures were offset, almost entirely, by gains in manufacturing productivity, improvements in digital businesses, and the beneficial effects of portfolio actions taken, including the divestiture of Office Imaging and a significant portion of Consumer Imaging's retail business.

SG&A expenses for the Company were essentially level, but decreased from 24.6% of sales in 1998 to 23.4% in 1999. Excluding restructuring charges, SG&A expenses decreased 2% from the prior year and declined as a percentage of sales from 24.1% in 1998 to 22.5% in 1999. SG&A excluding advertising expenses also decreased, from 18.5% to 17.4% of sales. The decrease in rates, excluding restructuring charges, is due to higher sales and cost reduction activities as well as reductions in advertising expense.

Excluding the Imation charge in 1998, R&D decreased 7%, from 6.6% of sales in 1998 to 5.8% in 1999, as a result of a number of factors, including improvement in the R&D cost structure, a more tightly focused portfolio, and more joint development, with more work shared with partners.

Earnings from operations increased 5% to $1,990 million. Excluding special charges in both years, earnings from operations increased $389 million or 19%, as the benefits of higher unit sales volumes across many of the Company's key products, manufacturing productivity, and cost reductions more than offset lower effective selling prices and the unfavorable effects of currency rate changes.

Interest expense increased 29% in 1999 to $142 million, primarily due to higher average borrowings. Other income (charges) decreased $67 million from the prior year. Excluding special charges and credits from 1999 and 1998, other income (charges) decreased $70 million, resulting primarily from reduced investment income, lower gains on asset sales and R&D investments in the NexPress joint venture. The effective tax rates were 34% in both 1999 and 1998.

CONSUMER IMAGING
----------------
Consumer Imaging segment sales increased 3% in 1999. Excluding the impact of the divestiture of the Fox Photo operating unit in September 1998, sales increased 6%, as higher volumes more than offset lower effective selling prices and the negative effects of exchange. Sales inside the U.S. increased 7%, as higher volumes were partly offset by lower effective selling prices and the impact of portfolio changes. Sales outside the U.S. increased 1%, as higher volumes more than offset lower effective selling prices and the negative effects of exchange.

Worldwide film sales increased 4% over 1998, as volume increases of 10% more than offset lower effective selling prices. Sales inside the U.S. increased 2%, as higher unit volumes more than offset lower effective selling prices. Sales outside the U.S. increased 5%, as higher volumes more than offset lower effective selling prices and the unfavorable effects of currency rate changes.

Worldwide color paper sales increased 6% over 1998, as volume increases of 9% more than offset lower effective selling prices. Sales inside the U.S. were particularly strong, increasing 12%, due to higher unit volumes and slightly higher effective selling prices. Sales outside the U.S. increased 2%, as higher volumes more than offset lower effective selling prices and the unfavorable effects of currency rate changes.

SG&A expenses for the segment decreased 5% in dollar terms, and from 27.4% of sales in 1998 to 25.2% in 1999, reflecting the benefits of Consumer Imaging's sales growth and cost reduction activities. Excluding advertising expenses, SG&A expenses decreased 4%, from 18.9% of sales in 1998 to 17.5% in 1999. R&D expenses decreased 5%, from 5.1% of sales in 1998 to 4.7% in 1999.

Earnings from operations increased 20% in 1999, as higher sales volumes, cost reductions and manufacturing productivity more than offset lower effective selling prices and the unfavorable effects of currency rate changes. Net earnings were $900 million, an increase of 15% from the prior year, which included a $44 million after-tax gain related to the sale of a portion of the Company's investment in Gretag. Excluding the 1998 Gretag gain, net earnings increased 21%, as a result of increases in earnings from operations.

KODAK PROFESSIONAL
------------------

Kodak Professional segment sales increased 4% in 1999. Adjusting for the contribution of the Japan graphics business to the KPG joint venture, sales increased 8%, as higher volumes more than offset lower effective selling prices. Sales inside the U.S. increased 6%, as higher volumes more than offset lower effective selling prices. Sales outside the U.S. increased 3%, as higher volumes more than offset decreases from portfolio changes.

Worldwide Graphics film sales increased 9% in 1999 on the strength of a 25% volume increase which more than offset lower graphics film prices. Worldwide Portrait/Social sales increased 10%, as higher volumes and the favorable effects of exchange were partially offset by lower effective selling prices. Sales inside the U.S. increased 10%, due to higher volumes and higher effective selling prices. Sales outside the U.S. increased 9%, as volume increases and the favorable effects of exchange were partially offset by lower effective selling prices.

SG&A expenses for the segment decreased 7%, from 20.3% of sales in 1998 to 18.1% in 1999. Excluding advertising expenses, SG&A expenses decreased 7%, from 17.7% of sales in 1998 to 15.9% in 1999. R&D expenses decreased 23%, from 9.9% of sales in 1998 to 7.4% in 1999. The decrease in R&D reflects the formation of the NexPress joint venture, whose R&D investments were reclassified to other income (charges) during 1999.

Earnings from operations increased 13%, or 20% excluding the pre-tax charge of $20 million for CalComp (discussed previously), as higher sales volumes, manufacturing productivity, and cost reductions in SG&A and R&D more than offset lower effective selling prices. Net earnings increased 12%, primarily reflecting strong contributions from earnings from operations.

HEALTH IMAGING
--------------

Sales of the Health Imaging segment increased 39% in 1999, primarily due to the acquisition of Imation's medical imaging business. Excluding the effect of the acquisition, sales increased 2%, as higher volumes more than offset lower effective selling prices. Sales inside the U.S. increased 43%, due primarily to the acquisition and higher volumes, offset by lower effective selling prices. Sales outside the U.S. increased 36%, due to the acquisition and higher volumes, partly offset by lower effective selling prices.

Worldwide analog film sales increased 19% over 1998, as higher volumes more than offset lower effective selling prices. Analog film sales inside the U.S. increased 9%, as higher volumes more than offset lower effective selling prices. Outside the U.S., analog film sales increased 25%, as higher volumes more than offset lower effective selling prices. Overall, significant volume growth worldwide is primarily attributable to the acquisition of Imation's medical imaging business.

Sales of digital products (including digital print film, laser printers and digital media) also benefited from the Imation acquisition, increasing 98% in 1999.

SG&A expenses increased 34% over 1998, due primarily to the acquisition of Imation's medical imaging business, but decreased as a percentage of sales from 20.7% in 1998 to 20.0% in 1999. Excluding advertising expenses, SG&A expenses increased 34%, but decreased from 19.7% of sales in 1998 to 19.1% in 1999. Excluding the 1998 Imation charge, R&D expenses increased 21%, but decreased from 6.9% of sales in 1998 to 6.0% in 1999.

Earnings from operations increased 46%, or 29% excluding from 1998 the pre-tax Imation charge of $45 million, as higher unit sales volumes, manufacturing productivity, and cost reductions in SG&A and R&D more than offset 1999's lower effective selling prices. Net earnings increased 54%, or 27% excluding from 1998 the charges for Imation and litigation, as a result of the increase in earnings from operations.

OTHER IMAGING
-------------

Sales in the Other Imaging segment decreased 8% in 1999, as higher unit volumes were more than offset by portfolio changes (primarily the sale of the Office Imaging business) and lower effective selling prices.
Excluding the impact of portfolio adjustments, segment sales increased 5%. Sales of digital cameras and CD media increased significantly, while sales of motion picture films decreased due to softness in the motion picture industry. Sales inside the U.S. decreased 16%, as decreases from portfolio changes more than offset higher volumes. Sales outside the U.S. increased 1%, as higher volumes more than offset lower effective selling prices.

Worldwide digital camera sales increased 97%, as significantly higher volumes were only slightly offset by lower effective selling prices. Digital camera sales inside the U.S. increased 106%, due to higher volumes. Outside the U.S., sales increased 87%, as considerably higher volumes were only partially mitigated by lower effective selling prices.

SG&A expenses decreased 17%, from 22.8% of sales in 1998 to 20.6% in 1999. Excluding advertising expenses, SG&A expenses decreased 19%, from 19.8% of sales in 1998 to 17.4% in 1999. R&D expenses decreased 11%, from 8.0% of sales in 1998 to 7.7% in 1999.

Earnings from operations increased 25% in 1999. Excluding special charges in both 1998 and 1999, earnings from operations decreased 2%, as higher volumes and manufacturing productivity were offset by lower effective selling prices and the unfavorable effects of exchange. Net earnings increased 37%, but decreased 21% excluding special charges and credits from both years. This decrease reflects lower earnings from operations and lower gains on sales of properties.

RESTRUCTURING PROGRAMS
----------------------

The Company recorded a $350 million pre-tax restructuring charge in the third quarter of 1999. Actions under this program were effectively completed in 2000. The Company realized approximate savings associated with this program of $90 million in 2000, and expects an additional $50 million of savings in 2001, resulting in a total annual run-rate savings of $140 million. The Company anticipates recovering the net cash cost of this program in two years. Approximately 2,900 positions were eliminated worldwide under this program (see Note 11, Restructuring Programs and Cost Reduction).

OUTLOOK
--------

The Company expects the overall slowdown in the U.S. economy and the corresponding industry-wide decrease in photographic activity to continue through the first two quarters of 2001 before recovering in the second half of the year. The Company will continue to take actions to minimize the financial impact of this slowdown. These actions include efforts to better manage production and inventory levels while at the same time reducing discretionary spending to further hold down costs. The Company will also consider additional actions, including reductions in staff in certain areas of the Company, aimed at making its operations more cost competitive and improving margins.

During 2000, the Company completed an ongoing program of real estate divestitures and portfolio rationalization that contributed to other income (charges) reaching an annual average of $100 million over the past three years. Now that this program is largely complete, the other income (charges) category is expected to run in the $0 to negative $50 million range annually.

The Company expects a 1% reduction in its effective tax rate from 34% in 2000 to 33% in 2001. This reduction was reflected in the earnings guidance issued January 17th, 2001.

From a liquidity and capital resource perspective, the Company will look to reduce its debt levels by focusing on increasing cash flow, lowering capital spending and reducing inventory and receivable levels.

THE EURO
--------

The Treaty on European Union provided that an economic and monetary union
(EMU) be established in Europe whereby a single European currency, the Euro, replaces the currencies of participating member states. The Euro was introduced on January 1, 1999, at which time the value of participating member state currencies was irrevocably fixed against the Euro and the European Currency Unit (ECU) was replaced at the rate of one Euro to one ECU. For the three-year transitional period ending December 31, 2001, the national currencies of member states will continue to circulate, but as sub-units of the Euro. New public debt will be issued in Euros and existing debt may be redenominated into Euros. At the end of the transitional period, Euro banknotes and coins will be issued, and the national currencies of the member states will cease to be legal tender no later than June 30, 2002. The countries that adopted the Euro on January 1, 1999 are Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal, and Spain. Greece will now be part of the transition. The Company has operations in all of these countries.

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

The Company is in the process of making changes in areas such as marketing and pricing, purchasing, contracts, payroll, taxes, cash management and treasury operations. Under the 'no compulsion no prohibition' rules, billing systems have been modified so that the Company is now able to show total gross, value added tax, and net in Euros on national currency invoices. This enables customers to pay in the new Euro currency if they wish to do so. Countries that have installed ERP/SAP software in connection with the Company's enterprise resource planning project are able to invoice and receive payments in Euros as well as in other currencies. Systems for pricing, payroll and expense reimbursements will continue to use national currencies until year-end 2001. The functional currencies of the Company's operations in affected countries will remain the national currencies until approximately May 2001 (except Germany and Austria (November 2001)), when they will change to the Euro. Systems changes for countries not on SAP (Finland and Greece) are also being implemented in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in 2000 was $982 million, as net earnings of $1,407 million, adjusted for depreciation and amortization, provided $2,296 million of operating cash. This was partially offset by increases in receivables of $247 million, largely due to the timing of sales late in the fourth quarter; increases in inventories of $282 million, reflecting lower than expected sales performance in the second half of the year particularly consumer films and paper and consumer digital camera sales; and decreases in liabilities (excluding borrowings) of $755 million related primarily to severance payments for restructuring programs and reductions in accounts payable and accrued benefit costs.
Net cash used in investing activities of $783 million in 2000 was utilized primarily for capital expenditures of $945 million and business acquisitions of $130 million, partially offset by proceeds of $276 million from sales of businesses/assets. Net cash used in financing activities of $314 million in 2000 was the result of stock repurchases and dividend payments, largely funded by net increases in borrowings of $1,313 million.

Cash dividends per share of $1.76, payable quarterly, were declared in each of the years 2000, 1999 and 1998. Total cash dividends of approximately $545 million, $563 million and $569 million were paid in 2000, 1999 and 1998, respectively.

Net working capital (excluding short-term borrowings) increased to $1,482 million from $838 million at year-end 1999. This increase is mainly attributable to lower payable levels and higher receivable and inventory balances, as discussed above.

Capital additions were $945 million in 2000, with the majority of the spending supporting manufacturing productivity and quality improvements, new products including e-Commerce initiatives, digital photofinishing and digital cameras, and ongoing environmental and safety spending. In 2001, the Company expects to reduce its capital spending (excluding acquisitions) from its 2000 spending levels. Capital additions by segment are included in Note 17, Segment Information.

Under its stock repurchase programs, the Company repurchased $1,099 million, $925 million and $258 million of its shares in 2000, 1999 and 1998, respectively. During the second quarter of 1999, the Company completed stock repurchases under its 1996 $2 billion authorization. That program, initiated in May 1996, resulted in 26.8 million shares being repurchased. Under the $2 billion program announced on April 15, 1999, the Company repurchased an additional 21.6 million shares for $1,099 million in 2000 and 9.8 million shares for $656 million in 1999. On December 7, 2000, Kodak's board of directors authorized the repurchase of up to an additional $2 billion of the Company's stock over the next 4 years.

The Company has access to a $3.5 billion revolving credit facility expiring in November 2001. The Company also has a shelf registration statement for debt securities with an available balance of $1.9 billion.

See Note 8, Commitments and Contingencies, for other commitments of the
Company.
--------------------------------------------------------------------------
OTHER

Kodak is subject to various laws and governmental regulations concerning environmental matters. See Note 8, Commitments and Contingencies.
------------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995. For example, references to the Company's earnings per share expectations for 2001 are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements. The forward-looking statements contained in this report are subject to a number of risk factors, including: the Company's ability to implement its product strategies (including its category expansion and digitization strategies and its plans for digital products and Advantix products), to develop its e-commerce strategies, and to complete information systems upgrades; the successful completion of various portfolio actions; the ability of the Company to reduce inventories, improve receivables performance, and reduce capital expenditures; the inherent unpredictability of currency fluctuations and raw material costs; competitive actions, including pricing; the ability to reduce spending and realize operating efficiencies, including a significant reduction in SKU's; the ability to achieve planned improvements in Kodak Professional; the nature and pace of technology substitution; the ability of the Company to develop its business in emerging markets like China and India; general economic and business conditions, including the timing of a business upturn; and other factors disclosed previously and from time to time in the Company's filings with the Securities and Exchange Commission.

Any forward-looking statements in this report should be evaluated in light of these important risk factors.
--------------------------------------------------------------------------

MARKET PRICE DATA
                          2000                           1999
Price per
share:              High          Low              High          Low

1st Qtr.           $67.50       $53.31            $80.38       $62.31
2nd Qtr.            63.63        53.19             79.81        60.81
3rd Qtr.            65.69        39.75             78.25        68.25
4th Qtr.            48.50        35.31             77.50        56.63
--------------------------------------------------------------------------

SUMMARY OF OPERATING DATA

A summary of operating data for 2000 and for the four years prior is shown on page 67.
--------------------------------------------------------------------------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts. See also Note 9, Financial Instruments.

On January 1, 2000, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The transition adjustment was a pre-tax loss of $1 million ($1 million after tax) recorded in other income (charges) for marking foreign exchange forward contracts to fair value, and a pre-tax gain of $3 million ($2 million after tax) recorded in other comprehensive income for marking silver forward contracts to fair value. These items were not displayed in separate captions as cumulative effects of a change in accounting principle, due to their immateriality. The fair value of the contracts is reported in other current assets or in current payables.

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales. At December 31, 2000, the Company had cash flow hedges for the Euro, the Canadian dollar, and the Australian dollar, with maturity dates ranging from January 2001 to December 2001.

At December 31, 2000, the fair value of all open foreign currency forward contracts was a pre-tax unrealized loss of $44 million. Of this pre-tax loss, $42 million has been deferred as a part of other comprehensive income while $2 million has been charged to other income (charges) on the Company's Consolidated Statement of Earnings. Additionally, realized gains of approximately $2 million (pre-tax), related to closed foreign currency contracts, have been deferred in other comprehensive income. If all amounts deferred to other comprehensive income were to be realized, approximately $39 million would be reclassified into cost of goods sold over the next twelve months, based on sales to third parties. During the year, a realized gain of $9 million (pre-tax) was reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings (both in other income). The majority of the contracts held by the Company are denominated in Euros, Australian dollars, Chinese renminbi, Canadian dollars, and British pounds.

A sensitivity analysis indicates that if foreign currency exchange rates at December 31, 2000 and 1999 increased 10%, the Company would incur losses of $88 million and $87 million on foreign currency forward contracts outstanding at December 31, 2000 and 1999, respectively. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

The Company has entered into silver forward contracts that are designated as cash flow hedges of price risk related to forecasted worldwide silver purchases. The Company used silver forward contracts to minimize virtually all of its exposure to increases in silver prices in 2000. At December 31, 2000, the Company had open forward contracts, with maturity dates ranging from January 2001 to December 2001, hedging virtually all of its planned silver requirements through the fourth quarter of 2001.

At December 31, 2000, the fair value of open contracts was a pre-tax unrealized loss of $17 million, recorded in other comprehensive income.
If this amount were to be realized, $16 million (pre-tax) of this loss would be reclassified into cost of goods sold within the next twelve months. During the year, a realized loss of $3 million (pre-tax) was recorded in cost of goods sold. At December 31, 2000, realized losses of $4 million (pre-tax), related to closed silver contracts, were recorded in other comprehensive income. These losses will be reclassified into cost of goods sold as silver-containing products are sold (all within the next twelve months). Hedge ineffectiveness was insignificant.

A sensitivity analysis indicates that, based on broker-quoted termination values, if the price of silver decreased 10% from spot rates at December 31, 2000 and 1999, the fair value of silver forward contracts would be reduced by $27 million and $5 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

The Company is exposed to interest rate risk primarily through its borrowing activities and, to a lesser extent, through investments in marketable securities. The Company utilizes U.S. dollar denominated as well as foreign currency denominated borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings are in fixed rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and business financing requirements.

Using a yield-to-maturity analysis, if December 31, 2000 interest rates increased 10% (about 62 basis points) with the current period's level of debt, the fair value of short-term and long-term borrowings would decrease $2 million and $20 million, respectively. If December 31, 1999 interest rates increased 10% (about 55 basis points) with the December 31, 1999 level of debt, the fair value of short-term and long-term borrowings would decrease $1 million and $18 million, respectively.

The Company's financial instrument counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2000 was not significant to the Company.
--------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the consolidated financial statements and related notes which appear on pages 32 through 66. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include certain amounts that are based on management's best estimates and judgments.
  The Company's accounting systems include extensive internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties, and are monitored through a comprehensive internal audit program. The Company's policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner which is above reproach.
  The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, who were responsible for conducting their audits in accordance with auditing standards generally accepted in the United States of America. Their resulting report is shown below.
  The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of non-management Board members. The independent accountants and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with the independent accountants and the Director of Corporate Auditing, both privately and with management present, to discuss accounting, auditing and financial reporting matters.



Daniel A. Carp                           Robert H. Brust
Chairman, President and                  Chief Financial Officer, and
Chief Executive Officer                  Executive Vice President

January 15, 2001                         January 15, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Eastman Kodak Company

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 70 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Eastman Kodak Company and subsidiary companies (Kodak) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Rochester, New York
January 15, 2001

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
                                        For the Year Ended December 31,
(in millions, except per share
 data)
                                        2000         1999         1998
Sales                                $13 994      $14,089      $13,406
Cost of goods sold                     8,019        7,987        7,293
                                     -------      -------      -------
   Gross profit                        5,975        6,102        6,113

Selling, general and
 administrative expenses               2,977        3,295        3,303
Research and development costs           784          817          922
                                     -------      -------      -------
   Earnings from operations            2,214        1,990        1,888

Interest expense                         178          142          110
Other income (charges)                    96          261          328
                                     -------      -------      -------
Earnings before income taxes           2,132        2,109        2,106
Provision for income taxes               725          717          716
                                      ------      -------      -------
   NET EARNINGS                       $1,407      $ 1,392      $ 1,390
                                      ======      =======      =======

Basic earnings per share              $ 4.62      $  4.38      $  4.30
                                      ======      =======      =======

Diluted earnings per share            $ 4.59      $  4.33      $  4.24
                                      ======      =======      =======

Earnings used in basic and diluted
 earnings per share                   $1,407      $ 1,392      $ 1,390

Number of common shares used in
 basic earnings per share              304.9        318.0        323.3
Incremental shares from
 assumed conversion of options           1.7          3.5          4.5
                                      ------      -------      -------
Number of common shares used in
 diluted earnings per share            306.6        321.5        327.8
                                      ======      =======      =======

The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except share and per
 share data)                                    At December 31,
                                             2000            1999
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   246         $   373
Marketable securities                           5              20
Receivables                                 2,653           2,537
Inventories                                 1,718           1,519
Deferred income tax charges                   575             689
Other                                         294             306
                                          -------         -------
 Total current assets                       5,491           5,444
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      12,963          13,289
Less: Accumulated depreciation              7,044           7,342
                                          -------         -------
 Net properties                             5,919           5,947
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated
 amortization of $778 and $671)               947             982
Long-term receivables and other
 noncurrent assets                          1,767           1,801
Deferred income tax charges                    88             196
                                          -------         -------
 TOTAL ASSETS                             $14,212         $14,370
                                          =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,275         $ 3,832
Short-term borrowings                       2,206           1,163
Taxes - income and other                      572             612
Dividends payable                             128             139
Deferred income tax credits                    34              23
                                          -------         -------
 Total current liabilities                  6,215           5,769

OTHER LIABILITIES
Long-term borrowings                        1 166             936
Postemployment liabilities                  2,610           2,776
Other long-term liabilities                   732             918
Deferred income tax credits                    61              59
                                          -------         -------
 Total liabilities                         10,784          10,458
                                          -------         -------
SHAREHOLDERS' EQUITY
Common stock, par value $2.50 per share
   950,000,000 shares authorized; issued
   391,292,760 shares in 2000 and 1999        978             978
Additional paid in capital                    871             889
Retained earnings                           7,869           6,995
Accumulated other comprehensive loss         (482)           (145)
                                          -------         -------
                                            9,236           8,717
Treasury stock, at cost
   100,808,494 shares in 2000 and
    80,871,830 shares in 1999               5,808           4,805
                                          -------         -------
 Total shareholders' equity                 3,428           3,912
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $14,212         $14,370
                                          =======         =======

The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions, except number of shares)
                                                                           Accumulated
                                                     Additional               Other
                                             Common   Paid In  Retained   Comprehensive    Treasury
                                             Stock*   Capital  Earnings    Income (Loss)    Stock    Total
 Shareholders' Equity December 31, 1997       $978     $ 914    $ 5,343      $(202)        $(3,872) $3,161

Net earnings                                     -         -      1,390          -               -   1,390
                                                                                                    ------
 Other comprehensive income (loss):
  Unrealized holding gains arising
   during the period ($122 million pre-tax)      -         -          -          -               -      80
  Reclassification adjustment for gains
   included in net earnings ($66 million
   pre-tax)                                      -         -          -          -               -     (44)
  Currency translation adjustments               -         -          -          -               -      59
  Minimum pension liability adjustment
   ($7 million pre-tax)                          -         -          -          -               -      (4)
                                                                                                    ------
 Other comprehensive income                      -         -          -         91               -      91
                                                                                                    ------
Comprehensive income                             -         -          -          -               -   1,481

Cash dividends declared                          -         -       (570)         -               -    (570)
Treasury stock repurchased (3,541,295 shares)    -         -          -          -            (258)   (258)
Treasury stock issued under employee plans
 (3,272,713 shares)                              -       (58)         -          -             186     128
Tax reductions - employee plans                  -        46          -          -               -      46
                                              ----     -----    -------      -----         -------  ------
 Shareholders' Equity December 31, 1998        978       902      6,163       (111)         (3,944)  3,988

Net earnings                                     -         -      1,392          -               -   1,392
                                                                                                    ------
 Other comprehensive income (loss):
  Unrealized holding gains arising
   during the period ($115 million pre-tax)      -         -          -          -               -      83
  Reclassification adjustment for gains
   included in net earnings ($20 million
   pre-tax)                                      -         -          -          -               -     (13)
  Currency translation adjustments               -         -          -          -               -    (118)
  Minimum pension liability adjustment
   ($26 million pre-tax)                         -         -          -          -               -      14
                                                                                                    ------
 Other comprehensive loss                        -         -          -        (34)              -     (34)
                                                                                                    ------
Comprehensive income                             -         -          -          -               -   1,358

Cash dividends declared                          -         -       (560)         -               -    (560)
Treasury stock repurchased (13,482,648 shares)   -         -          -          -            (925)   (925)
Treasury stock issued under employee plans
 (1,105,220 shares)                              -       (24)         -          -              64      40
Tax reductions - employee plans                  -        11          -          -               -      11
                                              ----     -----    -------      -----         -------  ------
 Shareholders' Equity December 31, 1999        978       889      6,995       (145)         (4,805)  3,912
</TABLE



Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY Cont'd.
(in millions, except number of shares)

                                                                           Accumulated
                                                     Additional               Other
                                             Common   Paid In  Retained   Comprehensive    Treasury
                                             Stock*   Capital  Earnings    Income (Loss)    Stock    Total
Shareholders' Equity December 31, 1999        $978     $ 889    $ 6,995      $(145)        $(4,805) $3,912

Net earnings                                     -         -      1,407          -               -   1,407
                                                                                                    ------
 Other comprehensive income (loss):
  Unrealized holding loss arising
   during the period ($77 million pre-tax)       -         -          -          -               -     (48)
  Reclassification adjustment for gains
   included in net earnings ($94 million
   pre-tax)                                      -         -          -          -               -     (58)
  Unrealized loss arising from
   hedging activity ($55 million pre-tax)        -         -          -          -               -     (34)
  Reclassification adjustment for hedging
   related gains included in net earnings
   ($6 million pre-tax)                          -         -          -          -               -      (4)
  Currency translation adjustments               -         -          -          -               -    (194)
  Minimum pension liability adjustment
   ($2 million pre-tax)                          -         -          -          -               -       1
                                                                                                    ------
 Other comprehensive loss                        -         -          -       (337)              -    (337)
                                                                                                    ------
Comprehensive income                             -         -          -          -               -   1,070

Cash dividends declared                          -         -       (533)         -               -    (533)
Treasury stock repurchased (21,575,536 shares)   -         -          -          -          (1,099) (1,099)
Treasury stock issued under employee plans
 (1,638,872 shares)                              -       (33)         -          -              96      63
Tax reductions - employee plans                  -        15          -          -               -      15
                                              ----     -----    -------      -----         -------  ------
 Shareholders' Equity December 31, 2000       $978     $ 871    $ 7,869      $(482)        $(5,808) $3,428
                                              ====     =====    =======      =====         =======  ======

*  There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.

Accumulated unrealized holding gains, related to available for sale securities, as of December 31,
2000, 1999 and 1998 were $7 million, $113 million, and $43 million, respectively.  Accumulated unrealized losses related to hedging activity as of December 31, 2000 were $(38).  Accumulated translation adjustments as of December 31, 2000, 1999 and 1998 were $(425) million, $(231) million and $(113) million, respectively.  Accumulated minimum pension liability adjustments as of December 31, 2000, 1999 and 1998 were $(26) million, $(27) million and $(41) million, respectively.

The accompanying notes are an integral part of these financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                         For the Year Ended December 31,
(in millions)                             2000        1999        1998
Cash flows from operating activities:
Net earnings                            $1,407      $1,392      $1,390
Adjustments to reconcile to net cash
 provided by operating activities:
  Depreciation and amortization            889         918         853
  Gain on sales of businesses/assets      (117)       (162)       (166)
  Restructuring costs, asset impairments
   and other charges                         -         453          42
  Provision for deferred income taxes      235         247         202
  Increase in receivables                 (247)       (121)         (1)
  Increase in inventories                 (282)       (201)        (43)
  Decrease in liabilities
   excluding borrowings                   (755)       (478)       (516)
  Other items, net                        (148)       (115)       (278)
                                        ------      ------       -----
    Total adjustments                     (425)        541          93
                                        ------      ------      ------
    Net cash provided by operating
     activities                            982       1,933       1,483
                                        ------      ------      ------
Cash flows from investing activities:
  Additions to properties                 (945)     (1,127)     (1,108)
  Proceeds from sales of businesses/
   assets                                  276         468         297
  Cash flows related to sales of
   businesses                                1         (46)        (59)
  Acquisitions, net of cash acquired      (130)         (3)       (949)
  Marketable securities - sales             84         127         162
  Marketable securities - purchases        (69)       (104)       (182)
                                        ------      ------      ------
    Net cash used in investing
     activities                           (783)       (685)     (1,839)
                                        ------      ------      ------
Cash flows from financing activities:
  Net increase (decrease) in
   borrowings with original maturities
   of 90 days or less                      939        (136)        894
  Proceeds from other borrowings         1,310       1,343       1,133
  Repayment of other borrowings           (936)     (1,118)     (1,251)
  Dividends to shareholders               (545)       (563)       (569)
  Exercise of employee stock options        43          44         128
  Stock repurchase programs             (1,125)       (897)       (258)
                                        ------      ------      ------
    Net cash (used in) provided by
     financing activities                 (314)     (1,327)         77
                                        ------      ------      ------
Effect of exchange rate changes on cash    (12)         (5)          8
                                        ------      ------      ------

Net decrease in cash and
 cash equivalents                         (127)        (84)       (271)
Cash and cash equivalents, beginning
 of year                                   373         457         728
                                        ------      ------      ------
Cash and cash equivalents, end of year  $  246      $  373      $  457
                                        ======      ======      ======

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)

Cash paid for interest and income taxes was:

                                       2000        1999        1998

Interest, net of portion capitalized
  of $40, $36 and $41                  $166        $120        $ 90
Income taxes                            486         445         498


The following transactions are not reflected in the Consolidated Statement of Cash Flows:

                                       2000        1999        1998

Contribution of assets to Kodak
 Polychrome Graphics joint venture     $  -        $ 13        $  -
Minimum pension liability adjustment     (1)        (14)          4
Liabilities assumed in acquisitions      31           -         473


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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Eastman Kodak Company and its majority owned subsidiary companies. Intercompany transactions are eliminated and net earnings are reduced by the portion of the earnings of subsidiaries applicable to minority interests. The equity method of accounting is used for investments in associated companies over which Kodak does not have effective control.

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

For subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, the U.S. dollar is the functional currency.

The effects of foreign currency transactions, including related hedging activities, were losses of $13 million, $2 million, and $20 million in the years 2000, 1999, and 1998, respectively.

CASH EQUIVALENTS

All highly liquid investments with an original maturity of three months or less at date of purchase are considered to be cash equivalents.

MARKETABLE SECURITIES AND NONCURRENT INVESTMENTS

At December 31, 2000, investments of $5 million, which were included in marketable securities, were considered held to maturity. Long-term marketable securities and other investments of $44 million, which were included in other noncurrent assets, were considered available for sale.

At December 31, 1999, investments of $10 million, which were included in marketable securities, were considered held to maturity. Investments of $10 million included in marketable securities, and $117 million of long-term marketable securities and other investments which were included in other noncurrent assets, were considered available for sale.

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

PROPERTIES

Properties are recorded at cost net of accumulated depreciation. Depreciation expense is provided based on historical cost and estimated useful lives ranging from approximately three years to fifty years for buildings and building equipment and three years to twenty years for machinery and equipment. The Company generally uses the straight-line method for calculating the provision for depreciation.

GOODWILL

Goodwill is charged to earnings on a straight-line basis over the period estimated to be benefited, generally ten years. The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This is accomplished by comparing the estimated undiscounted future cash flows of the asset grouping with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the discounted future cash flows.

REVENUE

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the products or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." This guidance summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This staff bulletin had no significant impact on the Company's revenue recognition policy or results of operations.

RESEARCH AND DEVELOPMENT COSTS

Product development costs are charged to operations during the period incurred.

ADVERTISING

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $701 million, $717 million and $756 million in 2000, 1999 and 1998, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs of $253 million, $252 million, and $269 million in 2000, 1999, and 1998, respectively, are included in selling, general and administrative expenses on the Consolidated Statement of Earnings.

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

EARNINGS PER SHARE

Earnings per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings-per-share computations are based on the weighted-average number of shares of common stock outstanding during the year. Diluted earnings-per-share calculations reflect the assumed exercise and conversion of employee stock options.

STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which requires compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price.

In March 2000, the FASB issued FASB Interpretation (FIN) No. 44 "Accounting for Certain Transactions Involving Stock Compensation," which clarifies the application of APB No. 25 for certain issues. The interpretation was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. The adoption of FIN No. 44 had no significant impact on the Company's financial statements.

SEGMENT REPORTING

The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has four operating segments. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units which comprise unique products and services across geographic locations.

RECLASSIFICATIONS

Certain reclassifications of prior financial information and related footnote amounts have been made to conform with the 2000 presentation.
--------------------------------------------------------------------------

NOTE 2:  RECEIVABLES
(in millions)
                                              2000         1999

Trade receivables                           $2,245       $2,140
Miscellaneous receivables                      408          397
                                            ------       ------
 Total (net of allowances of $89 and $136)  $2,653       $2,537
                                            ======       ======

The Company sells to customers in a variety of industries, markets and geographies around the world. Receivables arising from these sales are generally not collateralized. Adequate provisions have been recorded for uncollectible receivables. There are no significant concentrations of credit risk.
--------------------------------------------------------------------------

NOTE 3:  INVENTORIES
(in millions)                                 2000         1999

  At FIFO or average cost (approximates
   current cost)
         Finished goods                     $1,155       $1,026
         Work in process                       423          487
         Raw materials and supplies            589          471
                                            ------       ------
                                             2,167        1,984
         LIFO reserve                         (449)        (465)
                                            ------       ------
           Total                            $1,718       $1,519
                                            ======       ======

Inventories valued on the LIFO method are approximately 47% and 48% of total inventories in 2000 and 1999, respectively.
--------------------------------------------------------------------------

NOTE 4:  PROPERTIES
(in millions)                                 2000         1999

  Land                                     $   141      $   166
  Buildings and building equipment           2,285        2,579
  Machinery and equipment                    9,585        9,669
  Construction in progress                     952          875
                                           -------      -------
                                            12,963       13,289
  Accumulated depreciation                  (7,044)      (7,342)
                                           -------      -------
    Net properties                         $ 5,919      $ 5,947
                                           =======      =======
--------------------------------------------------------------------------

NOTE 5:  PAYABLES AND SHORT-TERM BORROWINGS
(in millions)                                 2000         1999

Trade creditors                             $  817       $  940
Accrued advertising and promotional
 expenses                                      578          548
Employment-related liabilities                 780          912
Restructuring programs                           -          362
Other                                        1,100        1,070
                                            ------       ------
    Total payables                          $3,275       $3,832
                                            ======       ======

Short-term bank borrowings totaled $2,206 million at year-end 2000 and $1,163 million at year-end 1999. Borrowings included $1,809 million and $894 million of commercial paper at year-end 2000 and 1999, respectively. The weighted-average interest rate of borrowings outstanding at year end was 6.4% in 2000 and 5.8% in 1999.

The Company has a $3.5 billion unused revolving credit facility established in 1996 and expiring in November 2001 which is available to support the Company's commercial paper program and for general corporate purposes. If unused, it has a commitment fee of $1.9 million per year, at the Company's current credit rating. Interest on amounts borrowed under this facility is calculated at rates based on spreads above certain reference rates.
--------------------------------------------------------------------------

NOTE 6:  LONG-TERM BORROWINGS
(in millions)

Description and Interest    Maturity Dates
Rates of 2000 Borrowings    of 2000 Borrowings    2000     1999

Notes:
 5.85% - 8.25%              2001 - 2005         $  473     $272
 9.20% - 9.95%              2003 - 2021            191      191

Debentures:
 1.98% - 3.16%              2002 - 2004             61      122

Other:
 2.00% - 17.00%             2001 - 2010            591      353
                                                ------     ----
                                                 1,316      938
Current maturities                                (150)      (2)
                                                ------     ----
    Total                                       $1,166     $936
                                                ======     ====

Annual maturities (in millions) of long-term borrowings outstanding at December 31, 2000 are as follows: 2001: $150; 2002: $73; 2003: $419; 2004:
$366; 2005: $260; and 2006 and beyond: $48.

The Company has a shelf registration statement for debt securities with an available balance of $1.9 billion.
--------------------------------------------------------------------------

NOTE 7:  OTHER LONG-TERM LIABILITIES
(in millions)                                   2000        1999

Deferred compensation                         $  146      $  160
Minority interest in Kodak companies              93          98
Other                                            493         660
                                              ------      ------
    Total                                     $  732      $  918
                                              ======      ======

--------------------------------------------------------------------------

NOTE 8:  COMMITMENTS AND CONTINGENCIES

Environmental

Expenditures for pollution prevention and waste treatment for the
Company's current manufacturing facilities were as follows:
                                      2000      1999        1998
(in millions)

Recurring costs for managing
 hazardous substances and
 pollution prevention                 $ 72      $ 69        $ 75
Capital expenditures to limit or
 monitor hazardous substances and
 pollutants                             36        20          25
Site remediation costs                   3         5           4
                                      ----      ----        ----
    Total                             $111      $ 94        $104
                                      ====      ====        ====

At December 31, 2000 and 1999, the Company's undiscounted accrued liabilities for environmental remediation costs amounted to $113 million and $124 million, respectively.

The Company anticipates the above expenditures to increase in the future. However, it is not expected that these costs will have an impact which is materially different from 2000's environmental expenditures on financial position, results of operations, cash flows or competitive position.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice under which the Company is subject to a Compliance Schedule by which the Company improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $33 million over the next eight years. These expenditures are primarily capital in nature.

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

In addition to the foregoing environmental actions, the Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this Program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFIs) and Corrective Measures Studies (CMS) for areas at the site. Estimated future remediation costs are accrued by the Company and are included in remediation accruals recorded at December 31, 2000.

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

The Company has retained certain obligations for environmental remediation and Superfund matters related to the non-imaging health businesses sold in 1994. Actions to fulfill these remedial obligations are not expected to be completed in the near term and costs related to the obligations are included in accruals recorded at December 31, 2000 and 1999. Also included in these accruals are responsibilities for the liabilities associated with the non-imaging health businesses as a PRP in approximately four active Superfund sites.

Other Commitments and Contingencies

The Company has entered into agreements with several companies which provide Kodak with products and services to be used in its normal operations. The minimum payments for these agreements are approximately $198 million in 2001, $148 million in 2002, $128 million in 2003, $113 million in 2004, $79 million in 2005, and $201 million in 2006 and thereafter.

The Company has also guaranteed debt and other obligations under agreements with certain affiliated companies and customers. At December 31, 2000, these guarantees totaled approximately $250 million. The Company does not expect that these guarantees will have a material impact on the Company's future financial position or results of operations.

At December 31, 2000, the Company had outstanding letters of credit totaling $54 million to ensure the completion of environmental remediations and payment of possible casualty and Workers' Compensation claims.

Rental expense, net of minor sublease income, amounted to $155 million in 2000, $142 million in 1999 and $149 million in 1998. The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $104 million in 2001, $78 million in 2002, $65 million in 2003, $33 million in 2004, $24 million in 2005, and $47 million in 2006 and thereafter.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations.
--------------------------------------------------------------------------

NOTE 9:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and the estimated fair values of financial instruments at December 31, 2000 and 1999; ( ) denotes liabilities:

                                  2000                    1999
(in millions)
                          Carrying      Fair      Carrying      Fair
                           Amount       Value      Amount       Value

Marketable securities:
  Current                 $     5       $   5     $  20         $  20
  Long-term                    48          53        93            93
Other investments               2           2        24            35
Long-term borrowings       (1,166)     (1,184)     (936)         (948)
Foreign currency forwards     (44)        (44)       (6)           (4)
Silver forwards               (17)        (17)        -             3

Marketable securities and other investments are valued at quoted market prices. The fair values of long-term borrowings were determined by reference to quoted market prices or by obtaining quotes from dealers.
The fair values for the remaining financial instruments in the above table are based on dealer quotes and reflect the estimated amounts the Company would pay or receive to terminate the contracts. The carrying values of cash and cash equivalents, receivables, short-term borrowings and payables approximate their fair values.

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates which may adversely affect its results of operations and financial position. The Company manages such exposures, in part, with derivative financial instruments.

Foreign currency forward contracts are used to hedge existing foreign currency denominated assets and liabilities, especially those of the Company's International Treasury Center, as well as forcasted foreign currency denominated intercompany sales. Silver forward contracts are used to mitigate the Company's risk to fluctuating silver prices. The Company's exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. Derivative instruments are not presently used to adjust the Company's interest rate risk profile.
The Company does not utilize financial instruments for trading or other speculative purposes.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2000 was not significant to the Company.
--------------------------------------------------------------------------

NOTE 10:  INCOME TAXES

The components of earnings before income taxes and the related provision for U.S. and other income taxes were as follows:

(in millions)                           2000         1999         1998

Earnings before income
 taxes
  U.S.                                $1,294       $1,398       $1,578
  Outside the U.S.                       838          711          528
                                      ------       ------       ------
    Total                             $2,132       $2,109       $2,106
                                      ======       ======       ======
U.S. income taxes
  Current provision                   $  145       $  185       $  351
  Deferred provision                     225          215          136
Income taxes outside the U.S.
  Current provision                      268          225          113
  Deferred provision                      37           23           61
State and other income taxes
  Current provision                       35           60           50
  Deferred provision                      15            9            5
                                      ------       ------       ------
    Total                             $  725       $  717       $  716
                                      ======       ======       ======

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:

(in millions)                           2000         1999         1998

Amount computed using the statutory
 rate                                   $746         $738         $737
Increase (reduction) in taxes
 resulting from:
    State and other income taxes          33           45           38
    Goodwill amortization                 40           36           28
    Export sales and manufacturing
     credits                             (48)         (45)         (39)
    Operations outside the U.S.          (79)         (36)         (15)
    Other, net                            33          (21)         (33)
                                        ----         ----         ----
        Provision for income taxes      $725         $717         $716
                                        ====         ====         ====

The significant components of deferred tax assets and liabilities were as follows:

(in millions)                           2000         1999

Deferred tax assets
    Postemployment obligations        $  916       $  992
    Restructuring programs                 -           74
    Inventories                          139          153
    Tax loss carryforwards               103           94
    Other                                884          905
                                      ------       ------
                                       2,042        2,218
    Valuation allowance                 (103)         (94)
                                      ------       ------
        Total                         $1,939       $2,124
                                      ======       ======
Deferred tax liabilities
    Depreciation                      $  555       $  527
    Leasing                              225          260
    Other                                591          534
                                      ------       ------
        Total                         $1,371       $1,321
                                      ======       ======

The valuation allowance is primarily attributable to certain net operating loss carryforwards outside the U.S. A majority of the net operating loss carryforwards are subject to a five-year expiration period.

Retained earnings of subsidiary companies outside the U.S. were approximately $1,574 million and $1,439 million at December 31, 2000 and 1999, respectively. Retained earnings at December 31, 2000 are considered to be reinvested indefinitely. If remitted, they would be substantially free of additional tax. It is not practicable to determine the deferred tax liability for temporary differences related to these retained earnings.
--------------------------------------------------------------------------

NOTE 11:  RESTRUCTURING PROGRAMS AND COST REDUCTIONS

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

In the second quarter of 2000, the Company reversed approximately $44 million of severance related costs originally recorded as part of this program. The reversal was the result of two factors which occurred during the second quarter. First, certain manufacturing operations originally planned to be outsourced will now be retained, as cost beneficial arrangements for the Company could not be reached. Second, severance actions in Japan and Europe were completed at a cost less than originally estimated. Consequently, approximately 500 (450 manufacturing and 50 administrative) fewer employees were separated. Of the $44 million reversal, approximately $25 million was recorded in cost of goods sold and approximately $19 million was recorded as part of SG&A, consistent with where the original charges were recorded. Aside from the actions described above, all other projects included in this program were effectively completed by December 31, 2000. A total of 2,900 employees were terminated under this program.

In addition to the charges discussed above, the Company incurred pre-tax charges of approximately $50 million during 2000 for the accelerated depreciation of certain assets which remained in use until the Company sold its Elmgrove manufacturing facility in the second quarter, and related relocation costs. The sale of this facility did not result in a material gain or loss to the Company.

Also during 2000, the Company completed all planned actions related to a
restructuring program which began in 1997.   The actual cost to complete
the 1997 program was in line with the Company's expectations.
-----------------------------------------------------------------------

NOTE 12:  RETIREMENT PLANS

Substantially all U.S. employees are covered by a noncontributory plan, the Kodak Retirement Income Plan (KRIP), which is funded by Company contributions to an irrevocable trust fund. The funding policy for KRIP is to contribute amounts sufficient to meet minimum funding requirements as determined by employee benefit and tax laws plus additional amounts the Company determines to be appropriate. Generally, benefits are based on a formula recognizing length of service and final average earnings. Assets in the fund are held for the sole benefit of participating employees and retirees. The assets of the trust fund are comprised of corporate equity and debt securities, U.S. government securities, partnership and joint venture investments, interests in pooled funds, and various types of interest rate, foreign currency and equity market financial instruments. Kodak common stock represents approximately 4.0% of trust assets.

On March 25, 1999, the Company amended this plan to include a separate cash balance formula for all U.S. employees hired after February 1999.
All U.S. employees hired prior to that date were granted the option to choose the KRIP plan or the Cash Balance Plus plan. Written elections were made by employees in 1999, and were effective January 1, 2000. The Cash Balance Plus plan credits employees' accounts with an amount equal to 4% of their pay, plus interest based on the 30-year treasury bond rate.
In addition, for employees participating in this plan and the Company's defined contribution plan, the Savings and Investment Plan (SIP), the Company will match SIP contributions for an amount up to 3% of pay, for employee contributions of up to 5% of pay. As a result of employee elections to the Cash Balance Plus plan, the reductions in future pension expense will be almost entirely offset by the cost of matching employee contributions to SIP. The impact of the Cash Balance Plus plan is shown as a plan amendment.

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

Changes in the Company's benefit obligation, plan assets and funded status for major plans are as follows:

(in millions)                            2000                   1999
                                              Non-                   Non-
                                     U.S.     U.S.         U.S.      U.S.
Change in Benefit Obligation

  Projected benefit obligation
   at January 1                   $ 5,798   $1,905      $ 6,523   $1,998
  Service cost                         89       33          107       33
  Interest cost                       408      107          426      111
  Participant contributions             -       11            -       12
  Plan amendment                      (67)      (3)           -        -
  Benefit payments                   (578)    (104)        (876)    (118)
  Actuarial gain                     (115)     (33)        (370)     (69)
  Settlements                           -      (12)           -        -
  Curtailments                         (5)       -          (12)     (16)
  Currency adjustments                  -     (143)           -      (46)
                                  -------   ------      -------   ------
  Projected benefit obligation
   at December 31                 $ 5,530   $1,761      $ 5,798   $1,905
                                  =======   ======      =======   ======

Change in Plan Assets

  Fair value of plan assets
   at January 1                   $ 7,340   $1,917      $ 6,543   $1,824
  Actual return on plan assets        528      176        1,673      217
  Employer contributions                -       35            -       33
  Participant contributions             -       11            -       12
  Benefit payments                   (578)    (104)        (876)    (112)
  Settlements                           -      (12)           -        -
  Currency adjustments                  -     (143)           -      (49)
  Other                                 -        -            -       (8)
                                  -------   ------      -------   ------
  Fair value of plan assets
   at December 31                 $ 7,290   $1,880      $ 7,340   $1,917
                                  =======   ======      =======   ======


Funded Status at December 31      $ 1,760   $  118      $ 1,542   $   12

  Unamortized:
    Transition asset                 (115)     (32)        (174)     (45)
    Net (gain) loss                (1,323)      21       (1,251)      94
    Prior service cost                  3       12           72       23
                                  -------   ------      -------   ------
  Net amount recognized at
   December 31                    $   325   $  119      $   189   $   84
                                  =======   ======      =======   ======


Amounts recognized in the Statement of Financial Position for major plans are as follows:

(in millions)                            2000                   1999
                                              Non-                   Non-
                                     U.S.     U.S.         U.S.      U.S.

Prepaid pension cost              $   325   $  139      $   189   $  111
Accrued benefit liability               -      (20)           -      (27)
                                  -------   ------      -------   ------
Net amount recognized at
 December 31                      $   325   $  119      $   189   $   84
                                  =======   ======      =======   ======

Pension expense (income) for all plans included:

(in millions)                   2000            1999             1998
                                     Non-            Non-             Non-
                             U.S.    U.S.    U.S.    U.S.     U.S.    U.S.

  Service cost              $  89   $  33   $ 107   $  34    $ 122   $  33
  Interest cost               408     107     426     111      444     118
  Expected return on plan
   assets                    (572)   (147)   (537)   (137)    (551)   (137)
  Amortization of:
   Transition asset           (59)    (10)    (59)    (10)     (60)     (9)
   Prior service cost           1       8      10       8       12       8
   Actuarial loss               -       3       2      10       11       5
                            -----   -----   -----   -----    -----   -----
                             (133)     (6)    (51)     16      (22)     18
Curtailments                   (3)      -      (1)      -        7       1
Settlements                     -       1       -       -        -       1
                            -----   -----   -----   -----    -----   -----
Net pension (income) expense (136)     (5)    (52)     16      (15)     20
Other plans including
  unfunded plans               41      69      33      51       36      46
                            -----   -----   -----   -----    -----   -----
Total net pension (income)
  expense                   $ (95)  $  64   $ (19)  $  67    $  21   $  66
                            =====   =====   =====   =====    =====   =====

The Company recorded a $3 million curtailment gain in 2000 and a $9 million curtailment loss in 1999 as a result of the reduction in employees from the 1997 restructuring program. Additionally, the Company recorded a $10 million curtailment gain in 1999 as a result of the sale of the Office Imaging business, which was included in the gain on the sale.

The weighted assumptions used to compute pension amounts for major plans were as follows:

                                        2000                1999
                                              Non-                Non-
                                    U.S.      U.S.      U.S.      U.S.

Discount rate                       7.5%      6.1%      7.5%      6.1%
Salary increase rate                4.3%      3.1%      4.3%      3.2%
Long-term rate of return on
 plan assets                        9.5%      8.7%      9.5%      8.7%

The Company also sponsors an unfunded plan for certain U.S. employees, primarily executives. The benefits of this plan are obtained by applying KRIP provisions to all compensation, including amounts being deferred, and without regard to the legislated qualified plan maximums, reduced by benefits under KRIP. At December 31, 2000 and 1999, the projected benefit obligations of this plan amounted to $187 million and $192 million, respectively. The Company had recorded long-term liabilities at those dates of $171 million and $174 million, respectively. Pension expense recorded in 2000, 1999 and 1998 related to this plan was $34 million, $21 million and $26 million, respectively.
--------------------------------------------------------------------------

NOTE 13:  NONPENSION POSTRETIREMENT BENEFITS

The Company provides healthcare, dental and life insurance benefits to U.S. eligible retirees and eligible survivors of retirees. In general, these benefits are provided to U.S. retirees that are covered by the Company's KRIP plan. These benefits are funded from the general assets of the Company as they are incurred. Certain non-U.S. subsidiaries offer healthcare benefits; however, the cost of such benefits is insignificant to the Company.

Changes in the Company's benefit obligation and funded status are as follows:

(in millions)                             2000      1999

Net benefit obligation at beginning
 of year                               $ 2,307   $ 2,280
  Service cost                              12        13
  Interest cost                            169       152
  Plan participants' contributions           3         3
  Plan amendments                           62       (33)
  Actuarial loss                           229        70
  Curtailments                               1       (13)
  Benefit payments                        (181)     (165)
                                       -------   -------
Net benefit obligation at end of year  $ 2,602   $ 2,307
                                       =======   =======


Funded status at end of year           $(2,602)  $(2,307)
Unamortized net loss                       700       491
Unamortized plan amendments               (510)     (646)
                                       -------   -------
Net amount recognized and recorded
 at end of year                        $(2,412)  $(2,462)
                                       =======   =======


The weighted-average assumptions used to compute postretirement benefit amounts were as follows:

                                          2000      1999

Discount rate                              7.5%      7.5%
Salary increase rate                       4.3%      4.3%
Healthcare cost trend (a)                  8.0%      8.5%

(a) decreasing to 5.0% by 2007

(in millions)                             2000      1999      1998

Components of net postretirement
 benefit cost
  Service cost                          $   12    $   13    $   19
  Interest cost                            169       152       161
  Amortization of:
    Prior service cost                     (67)      (68)      (70)
    Actuarial loss                          18         8        16
                                        ------    ------    ------
                                           132       105       126

  Curtailments                              (6)      (90)     (103)
                                        ------    ------    ------
Total net postretirement benefit cost   $  126    $   15    $   23
                                        ======    ======    ======

The Company recorded a $6 million and $71 million gain in 2000 and 1999, respectively, as a result of the reduction in employees in those years from the 1997 restructuring program. Additionally, the Company recorded a $15 million curtailment gain in 1999 as a result of the sale of the Office Imaging business, which was included in the gain on the sale, and a $4 million curtailment gain as part of the investment in the joint venture with NexPress.

The Company will no longer fund healthcare and dental benefits for employees who elected to participate in the Company's Cash Balance Plus plan, effective January 1, 2000. This change is not expected to have a material impact on the Company's future postretirement benefit cost.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

                                             1%          1%
                                          increase    decrease
Effect on total service and interest
  cost components                          $ 6         $  (4)
Effect on postretirement benefit
  obligation                                83           (52)

--------------------------------------------------------------------------

NOTE 14:  STOCK OPTION AND COMPENSATION PLANS

The Company's stock incentive plans consist of the 2000 Omnibus Long-Term Compensation Plan (the 2000 Plan), the 1995 Omnibus Long-Term Compensation Plan (the 1995 Plan), and the 1990 Omnibus Long-Term Compensation Plan (the 1990 Plan). The Plans are administered by the Executive Compensation and Development Committee of the Board of Directors.

Under the 2000 Plan, 22 million shares of the Company's common stock may be granted to a variety of employees between January 1, 2000 and December 31, 2004. The 2000 Plan is substantially similar to, and is intended to replace, the 1995 Plan, which expired on December 31, 1999.

Under the 1995 Plan, 22 million shares of the Company's common stock were eligible for grant to a variety of employees between February 1, 1995 and December 31, 1999. Option prices are not less than 100% of the per-share fair market value on the date of grant, and the options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates. The 1995 Plan also provides for Stock Appreciation Rights (SARs) to be granted, either in tandem with options or freestanding. SARs allow optionees to receive payment equal to the difference between the Company's stock market price on grant date and exercise date. At December 31, 2000, 229,215 freestanding SARs were outstanding at option prices ranging from $56.31 to $71.81.

Under the 1990 Plan, 22 million shares of the Company's common stock were eligible for grant to key employees between February 1, 1990 and January 31, 1995. Option prices could not be less than 50% of the per-share fair market value on the date of grant; however, no options below fair market value were granted. The options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates. The 1990 Plan also provided that options with dividend equivalents, tandem SARs and freestanding SARs could be granted. At December 31, 2000, 106,754 freestanding SARs were outstanding at option prices ranging from $32.50 to $44.50.

In April 1998, the Company made a grant of 100 stock options for common stock to most employees of the Company at that date (8,468,100 shares under options). The options were granted at fair market value on the date of grant and expire ten years from the grant date. The options have a two-year vesting period. The Executive Compensation and Development Committee of the Board of Directors approved the grant. A second grant of 100 stock options for common stock was made on March 13, 2000 to most employees of the Company at that date (7,004,400 shares under options). The options were granted at fair market value on the date of grant and expire ten years from the grant date. The options have a two-year vesting period.

Further information relating to options is as follows:
(Amounts in thousands, except per share amounts)

                                              Shares       Range of Price
                                           Under Option      Per Share

Outstanding on December 31, 1997              24,204       $30.25 - $92.31
   Granted                                    14,546       $59.00 - $87.59
   Exercised                                   3,208       $30.25 - $82.00
   Terminated, Canceled or Surrendered         1,211       $31.45 - $83.38
                                              ------
Outstanding on December 31, 1998              34,331       $30.25 - $92.31
   Granted                                     4,276       $60.13 - $79.63
   Exercised                                   1,101       $30.25 - $74.31
   Terminated, Canceled or Surrendered           473       $31.45 - $92.31
                                              ------
Outstanding on December 31, 1999              37,033       $30.25 - $92.31
   Granted                                    12,533       $37.25 - $69.53
   Exercised                                   1,326       $30.25 - $58.63
   Terminated, Canceled or Surrendered         3,394       $31.45 - $90.50
                                              ------
Outstanding on December 31, 2000              44,846       $32.50 - $92.31
Exercisable on December 31, 2000              28,783       $32.50 - $92.31

Pro forma net earnings and earnings per share information, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for employee stock options under SFAS No. 123's fair value method. The fair value of options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                           2000          1999         1998

Risk free interest rates                    6.2%          5.1%         5.6%
Expected option lives                    7 years       7 years      7 years
Expected volatilities                        29%           28%          27%
Expected dividend yields                   3.19%         2.76%        2.71%

The weighted-average fair value of options granted was $16.79, $18.77 and $19.94 for 2000, 1999 and 1998, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (2-3 years). The Company's pro forma information follows:

                                                 Year Ended December 31,
(in millions, except per share data)       2000          1999         1998
Net earnings
  As reported                            $1,407        $1,392       $1,390
  Pro forma                               1,346         1,263        1,272
Basic earnings per share
  As reported                            $ 4.62        $ 4.38       $ 4.30
  Pro forma                                4.41          3.97         3.94
Diluted earnings per share
  As reported                            $ 4.59        $ 4.33       $ 4.24
  Pro forma                                4.41          3.96         3.93

The following table summarizes information about stock options at December 31, 2000:
(Number of options in thousands)
                       Options Outstanding            Options Exercisable
              ------------------------------------   ---------------------
 Range of                  Weighted-
 Exercise                   Average      Weighted-                Weighted-
  Prices                   Remaining      Average                  Average
 At     Less              Contractual    Exercise                 Exercise
Least   Than   Options       Life          Price       Options      Price

$30  -  $45     6,889         2.73        $40.04        6,348      $40.02
$45  -  $60    13,433         7.94        $54.49        3,230      $54.18
$60  -  $75    21,406         7.07        $67.77       16,738      $68.37
$75  -  $90       996         6.77        $80.43          845      $80.96
Over $90        2,122         6.15        $90.19        1,622      $90.21
               ------                                  ------
               44,846                                  28,783
               ======                                  ======

--------------------------------------------------------------------------

NOTE 15:  ACQUISITIONS AND JOINT VENTURES

2000

During the second quarter, the Company acquired the remaining ownership interest in PictureVision, Inc. for cash and assumed liabilities with a total transaction value of approximately $90 million. PictureVision, the leading provider of digital imaging network services and solutions at retail, now operates as a wholly-owned subsidiary of the Company. Kodak has integrated the products and activities of its Picture Network, which provides consumers with an Internet-based digital imaging network service, with PictureVision's digital imaging service, PhotoNet. In relation to this acquisition, the Company's second quarter results included $10 million in charges for acquired in-process R&D and approximately $15 million for other acquisition-related charges. Goodwill related to this acquisition is being amortized over 7 years.

1999

In connection with the sale of the Company's digital printer, copier-duplicator, and roller assembly operations primarily associated with the Office Imaging business (See Note 16, Sales of Assets and Divestitures), the Company and Heidelberger Druckmaschinen AG (Heidelberg) also announced an agreement to expand their joint venture company, NexPress, to include the black-and-white electrophotographic business. The Company contributed R&D resources to NexPress, as well as its toner and developer operations in Rochester and Kirkby, England. This transaction did not have a material effect on the Company's results of operations or financial position in 1999. Kodak and Heidelberg established the NexPress joint venture in September 1997 for the purpose of developing and marketing new digital color printing solutions for the graphic arts industry. In connection with these arrangements, the Company serves as a supplier both to Heidelberg and NexPress for consumables such as photoconductors and raw materials for toner/developer manufacturing.

1998

On March 12, 1998, the Company acquired 51% of PictureVision Inc.'s stock for approximately $50 million. The acquisition was accounted for as a purchase and, accordingly, the operating results of the business have been included in the accompanying consolidated financial statements from the date of acquisition.

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

The acquisitions by KCCL and KWCL were accounted for as purchases and, accordingly, the operating results of the acquired companies have been included in the accompanying consolidated financial statements from the dates of acquisition. Substantial portions of the purchase prices were allocated to goodwill, which is being amortized over a ten-year period.

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

Purchased In-process Research and Development Charges

In connection with the 2000 PictureVision Inc. acquisition and the 1998 purchase of Imation's medical imaging business, the Company allocated $10 million and $42 million of the purchase price, respectively, to in-process R&D.

The Company used independent professional appraisal consultants to assess and allocate values to the in-process R&D. At the dates of the respective business combinations, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative uses. Accordingly, these costs were expensed as of the respective acquisition dates.

The valuations were determined by the Company using the income approach. This methodology involves estimating the contribution of the purchased in-process technology to developing commercially viable products and estimating the resulting cash flows from the expected product sales of such products. The resulting cash flows were discounted to their present value using appropriate risk adjusted rates. Cash flows attributable to development efforts, including the completion of developments underway, and future versions of the product that have not yet been undertaken, were excluded in the valuation of in-process R&D. A contributory asset charge was applied for the use of working capital, fixed assets, developed technology and other intangibles. There were no material anticipated changes from historical pricing, margins, and expense trends.

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

Management plans to continue supporting the viable remaining R&D programs and believes the Company has a reasonable chance of successfully completing the remaining R&D programs. However, there is a risk associated with the completion of the R&D projects and the Company cannot be assured that these projects will result in commercial success.

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

PictureVision

The in-process technology acquired from PictureVision primarily related to two projects: PhotoNet2 and the PhotoRamp valued at $16 million and $4 million. These projects resulted in a total in-process R&D charge of $10 million, reflecting the Company's 49% acquisition.

PhotoNet2, or P2, is an enhanced version of PictureVision's original PhotoNet system which will allow higher capacity and activity levels. PhotoNet essentially allows photofinishers to scan (digitize) rolls of film and upload the images to a branded web site that stores the images in a database for consumer use. The PhotoRamp is designed to provide digitization of existing photos as opposed to digitization of film and will support a variety of film types including 35mm, Advantix, 110, and 120 films.

The PhotoRamp was completed in 2000 and P2 is expected to be completed in 2001. The remaining costs to complete P2 are not anticipated to be material.

Imation Medical Imaging

The in-process technology acquired from Imation consists of eight R&D projects within three broad technology groupings: Dry, Imagesetting, and Analog.

Work on all in-process technology projects related to this acquisition was concluded in 2000. The Imagesetting projects were discontinued while cash inflows from the remaining acquired technology commenced in 2000. These inflows are expected to peak in 2001 and steadily decline through 2007.

Acquired developed technology of approximately $90 million was capitalized at acquisition date and is being amortized over seven years on a straight-line basis.
--------------------------------------------------------------------------

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

1998

In June 1998, the Company sold part of its investment in Gretag Imaging Group, a Swiss manufacturer of film processing equipment, in connection with Gretag's initial public offering. The proceeds from the sale were $72 million and resulted in a pre-tax gain of $66 million in other income (charges).

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

In the fourth quarter of 1998, financial difficulties on the part of Danka affected its ability to fulfill the original terms of certain of its agreements with the Company which were established in connection with the sale of the Office Imaging business in 1996. As a result, in December 1998, the Company's supply agreement and certain other agreements with Danka were terminated and interim arrangements for the supply by the Company to Danka of copier equipment, parts and supplies were established on a month-to-month basis. As a result of significant volume reductions by Danka, the Company was required to take action in the fourth quarter of 1998 that resulted in charges for employee severance (800 personnel) and write-downs of working capital and equipment. Such pre-tax charges amounted to $132 million and were recorded to cost of goods sold ($68 million) and SG&A expenses ($64 million). All actions with respect to this charge, including employee terminations, were completed by the Company in 1998.
------------------------------------------------------------------------

NOTE 17:  SEGMENT INFORMATION

The Consumer Imaging segment derives revenues from photographic film, paper, chemicals, cameras, photoprocessing equipment, digitization services, and photoprocessing services sold to consumers. The Kodak Professional segment derives revenues from photographic film, paper, chemicals, and digital cameras sold to professional customers and graphics film products sold to the KPG joint venture. The Health Imaging segment derives revenues from medical film and processing equipment sold to healthcare organizations. The Other Imaging segment derives revenues from motion picture film sold to movie production and distribution companies, and microfilm equipment and media, printers, scanners, other business equipment, document imaging software, and consumer digital cameras and media sold to commercial and government customers.

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

Segment financial information is shown below.

(in millions)                            2000       1999       1998

Sales:
  Consumer Imaging                    $ 7,406    $ 7,411    $ 7,164
  Kodak Professional                    1,706      1,910      1,840
  Health Imaging                        2,185      2,120      1,526
  Other Imaging                         2,697      2,648      2,876
                                      -------    -------    -------
    Consolidated total                $13,994    $14,089    $13,406
                                      =======    =======    =======


Earnings from operations:
  Consumer Imaging                    $ 1,179    $ 1,299    $ 1,080
  Kodak Professional                      261        374        330
  Health Imaging                          503        470        321
  Other Imaging                           227        197        157
                                      -------    -------    -------
    Total of segments                   2,170      2,340      1,888

  Restructuring (charges) credits          44       (350)         -
                                      -------    -------    -------
    Consolidated total                $ 2,214    $ 1,990    $ 1,888
                                      =======    =======    =======


Net earnings:
  Consumer Imaging                    $   860    $   900    $   785
  Kodak Professional                      111        265        237
  Health Imaging                          346        315        205
  Other Imaging                           161        222        162
                                      -------    -------    -------
    Total of segments                   1,478      1,702      1,389

  Restructuring (charges) credits          44       (350)         -
  Gain on sale of NanoSystems               -          -         87
  Interest expense                       (178)      (142)      (110)
  Other corporate items                    26         22         27
  Income tax effects on above items
   and taxes not allocated to segments     37        160         (3)
                                      -------    -------    -------
    Consolidated total                $ 1,407    $ 1,392    $ 1,390
                                      =======    =======    =======


Operating net assets:
  Consumer Imaging                    $ 5,188    $ 5,005    $ 4,856
  Kodak Professional                    1,531      1,636      1,591
  Health Imaging                        1,482      1,229      1,135
  Other Imaging                         1,343      1,074      1,173
                                      -------    -------    -------
    Total of segments                   9,544      8,944      8,755

  LIFO inventory reserve                 (449)      (465)      (491)
  Cash and marketable securities          251        393        500
  Dividends payable                      (128)      (139)      (142)
  Net deferred income tax
   (liabilities) and assets                (4)       191        457
  Noncurrent other postemployment
    liabilities                        (2,209)    (2,289)    (2,455)
  Other corporate net assets             (205)      (624)      (614)
                                      -------    -------    -------
    Consolidated net assets (1)       $ 6,800    $ 6,011    $ 6,010
                                      =======    =======    =======

(1) Consolidated net assets are derived from the Consolidated Statement of Financial Position, as follows:

(in millions)                            2000       1999       1998

Total assets                          $14,212    $14,370    $14,733

Total liabilities                      10,784     10,458     10,745
Less: Short-term borrowings            (2,206)    (1,163)    (1,518)
Less: Long-term borrowings             (1,166)      (936)      (504)
                                      -------    -------    -------
    Non-interest-bearing liabilities    7,412      8,359      8,723
                                      -------    -------    -------
    Consolidated net assets           $ 6,800    $ 6,011    $ 6,010
                                      =======    =======    =======


Depreciation expense:
  Consumer Imaging                    $   368    $   396    $   401
  Kodak Professional                       99        100        117
  Health Imaging                           92         82         51
  Other Imaging                           179        195        168
                                      -------    -------    -------
    Consolidated total                $   738    $   773    $   737
                                      =======    =======    =======


Goodwill amortization expense:
  Consumer Imaging                    $    77    $    94    $    77
  Kodak Professional                       13         13         10
  Health Imaging                           27         24          8
  Other Imaging                            34         14         21
                                      -------    -------    -------
    Consolidated total                $   151    $   145    $   116
                                      =======    =======    =======


Capital additions:
  Consumer Imaging                    $   507    $   725    $   622
  Kodak Professional                      123        147        143
  Health Imaging                          120         92         88
  Other Imaging                           195        163        255
                                      -------    -------    -------
    Consolidated total                $   945    $ 1,127    $ 1,108
                                      =======    =======    =======


Sales to external customers attributed to (2):

  The United States                   $ 6,800    $ 6,714    $ 6,417
  Europe, Middle East and Africa        3,464      3,734      3,701
  Asia Pacific                          2,349      2,267      2,009
  Canada and Latin America              1,381      1,374      1,279
                                      -------    -------    -------
    Consolidated total                $13,994    $14,089    $13,406
                                      =======    =======    =======

(2) Sales are reported in the geographic area in which they originate.


Long-lived assets located in:

  The United States                   $ 3,913    $ 3,904    $ 4,044
  Europe, Middle East and Africa          647        715        861
  Asia Pacific                          1,056      1,024        704
  Canada and Latin America                303        304        305
                                      -------    -------    -------
    Consolidated total                $ 5,919    $ 5,947    $ 5,914
                                      =======    =======    =======

NOTE 18:  SUBSEQUENT EVENTS

On February 7, 2001, the Company completed its acquisition of substantially all of the imaging businesses of Bell & Howell Company. The purchase price of this stock and asset acquisition was $135 million in cash. The acquired units provide business customers worldwide with maintenance for document imaging components, micrographic-related equipment, supplies, parts and service.
------------------------------------------------------------------------

NOTE 19:  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

                                 4th Qtr.   3rd Qtr.  2nd Qtr.    1st Qtr.
                                    (in millions, except per share data)
2000

Sales                             $3,560     $3,590    $3,749     $3,095
Gross profit                       1,327      1,603     1,706      1,339
Net earnings                         194(1)     418(1)    506(1)     289(1)
Basic earnings per share (5)         .66       1.37      1.63        .93
Diluted earnings per share (5)       .66       1.36      1.62        .93

1999

Sales                             $3,799     $3,580    $3,610     $3,100
Gross profit                       1,654      1,493     1,724      1,231
Net earnings                         475(2)     235(3)    491        191(4)
Basic earnings per share (5)        1.51        .74      1.54        .59
Diluted earnings per share (5)      1.50        .73      1.52        .59



(1) Includes charges related to the sale and exit of a manufacturing facility of $11 million, $12 million, $18 million, and $9 million, which reduced net earnings by $7 million, $8 million, $12 million, and $6 million in the first, second, third and fourth quarters, respectively.

(2) Includes a gain of $95 million on the sale of The Image Bank, which increased net earnings by $63 million; a gain of $25 million on the sale of the Motion Analysis Systems Division, which increased net earnings by $16 million; and $11 million of charges related to the sale and exit of a manufacturing facility, which reduced net earnings by $7 million.

(3) Includes $350 million of restructuring costs, which reduced net earnings by $231 million.

(4) Includes $103 million of charges associated with business exits, which reduced net earnings by $68 million.

(5) Each quarter is calculated as a discrete period and the sum of the four quarters may not equal the full year amount.

SUMMARY OF OPERATING DATA
Eastman Kodak Company and Subsidiary Companies
(Dollar amounts and shares in millions, except per share data)

                               2000     1999      1998     1997     1996
                                               <C.
Sales from continuing
 operations                 $13,994  $14,089   $13,406  $14,538  $15,968
Earnings from operations      2,214    1,990     1,888      130    1,845
Earnings from continuing
 operations after tax         1,407(1) 1,392(2)  1,390(3)     5(5) 1,011(7)
Earnings from discontinued
 operations after tax             -        -         -        -      277
Net earnings                  1,407(1) 1,392(2)  1,390(3)     5(5) 1,288(7)

EARNINGS AND DIVIDENDS
Net earnings
 - % of sales                  10.1%     9.9%     10.4%     0.0%     8.1%
 - % return on average
   shareholders' equity        38.3%    35.2%     38.9%     0.1%    26.1%
Basic earnings per share       4.62     4.38      4.30      .01     3.82(8)
Diluted earnings per share     4.59     4.33      4.24      .01     3.76(8)
Cash dividends declared
  - on common shares            533      560       570      577      539
  - per common share           1.76     1.76      1.76     1.76     1.60
Common shares outstanding at
 year end                     290.5    310.4     322.8    323.1    331.8
Shareholders at year end    113,308  131,719   129,495  135,132  137,092

STATEMENT OF FINANCIAL
 POSITION DATA
Working capital (9)          $1,482  $   838   $   939  $   909  $ 2,089
Properties - net              5,919    5,947     5,914    5,509    5,422
Total assets                 14,212   14,370    14,733   13,145   14,438
Short-term borrowings         2,206    1,163     1,518      611      541
Long-term borrowings          1,166      936       504      585      559
Total shareholders' equity    3,428    3,912     3,988    3,161    4,734

SUPPLEMENTAL INFORMATION
Sales - Consumer Imaging     $7,406  $ 7,411   $ 7,164  $ 7,681  $ 7,659
      - Kodak Professional    1,706    1,910     1,840    2,272    2,367
      - Health Imaging        2,185    2,120     1,526    1,532    1,627
      - Other Imaging         2,697    2,648     2,876    3,053    4,315
Research and development
 costs                          784      817       922(4) 1,230(6) 1,028
Depreciation                    738      773       737      748      837
Taxes (excludes payroll,
 sales and excise taxes)        933      806       809      164      663
Wages, salaries and employee
 benefits                     3,726    3,962     4,306    4,985    5,110
Employees at year end
  - in the U.S.              43,200   43,300    46,300   54,800   53,400
  - worldwide                78,400   80,650    86,200   97,500   94,800

(see footnotes on next page)

SUMMARY OF OPERATING DATA
Eastman Kodak Company and Subsidiary Companies

(footnotes for previous page)

(1) Includes charges related to the sale and exit of a manufacturing facility of $50 million, which reduced net earnings by $33 million.

(2) Includes $350 million of restructuring charges, which reduced net earnings by $231 million, and an additional $11 million of charges related to this restructuring program, which reduced net earnings by $7 million; $103 million of charges associated with business exits, which reduced net earnings by $68 million; a gain of $95 million on the sale of The Image Bank, which increased net earnings by $63 million; and a gain of $25 million on the sale of the Motion Analysis Systems Division, which increased net earnings by $16 million.

(3) Includes $35 million of litigation charges, which reduced net earnings by $23 million; $132 million of Office Imaging charges, which reduced net earnings by $87 million; $45 million primarily for a write-off of in-process R&D associated with the Imation acquisition, which reduced net earnings by $30 million; a gain of $87 million on the sale of NanoSystems, which increased net earnings by $57 million; and a gain of $66 million on the sale of part of the Company's investment in Gretag, which increased net earnings by $44 million.

(4) Includes a $42 million charge for the write-off of in-process R&D associated with the Imation acquisition.

(5) Includes $1,455 million of restructuring costs, asset impairments and other charges, which reduced net earnings by $990 million;
     $186 million for a write-off of in-process R&D associated with the Wang acquisition, which reduced net earnings by $123 million; and a $46 million litigation charge, which reduced net earnings by $30 million.

(6) Includes a $186 million charge for the write-off of in-process R&D associated with the Wang acquisition.

(7) Includes $358 million of restructuring costs, which reduced net earnings by $256 million, and a $387 million loss related to the sale of the Office Imaging business, which reduced net earnings by $252 million.

(8) Basic and diluted earnings per share from continuing operations were $3.00 and $2.95, respectively.

(9)  Excludes short-term borrowings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
--------------------------------------------------------------------------

                                 PART III

ITEMS 10(a), 11 AND 12.  DIRECTORS OF THE REGISTRANT
                         EXECUTIVE COMPENSATION
                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                          AND MANAGEMENT

Responses to the above items, as contained in the Notice of 2001 Annual Meeting and Proxy Statement, which will be filed within 120 days of the Company's fiscal year end, are hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 10(b).  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers list is contained in PART I under the caption "Executive Officers of the Registrant" on page 8.
--------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None to report.
--------------------------------------------------------------------------

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                  Page No.
(a) 1.  Consolidated financial statements:
        Report of independent accountants                             31
        Consolidated statement of earnings                            32
        Consolidated statement of financial position                  33
        Consolidated statement of shareholders' equity                34-35
        Consolidated statement of cash flows                          36-37
        Notes to financial statements                                 38-66

    2.  Financial statement schedules:

        II - Valuation and qualifying accounts                        72

        All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

    3.  Additional data required to be furnished:

        Exhibits required as part of this report are listed in the index appearing on pages 73 through 78. The management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report are listed on pages 74 through 78, Exhibit Numbers (10)B - (10)X.

(b) Report on Form 8-K.

    No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 2000.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    EASTMAN KODAK COMPANY
          (Registrant)

By:                                    By:
   Daniel A. Carp, Chairman,              Robert H. Brust, Chief Financial
   President and Chief                    Officer and Executive Vice
   Executive Officer                      President


                                          E. Mark Rajkowski
                                          Controller
Date:  March 13, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Richard S. Braddock, Director             Durk I. Jager, Director


Daniel A. Carp, Director                  Debra L. Lee, Director


Martha Layne Collins, Director            John J. Phelan, Jr., Director


Hector de J. Ruiz, Director               Laura D'Andrea Tyson, Director


Alice F. Emerson, Director                Richard A. Zimmerman, Director


Paul E. Gray, Director


Date:  March 13, 2001

                                                               Schedule II
              Eastman Kodak Company and Subsidiary Companies
                     Valuation and Qualifying Accounts
                               (in millions)

                             Balance at  Additions  Deductions   Balance
                             Beginning   Charged to   Amounts   at End of
                             of Period    Earnings  Written Off   Period


Year ended December 31, 2000
  Deducted in the Statement
   of Financial Position:
   From Current Receivables
     Reserve for doubtful
      accounts                  $104        $38         $80         $ 62
     Reserve for loss on
      returns and allowances      32          8          13           27
                                ----        ---         ---         ----
     TOTAL                      $136        $46         $93         $ 89
                                ====        ===         ===         ====
   From Long-Term Receivables
    and Other Noncurrent
     Assets
     Reserve for doubtful
      accounts                  $  7        $ 4         $ 3         $  8
                                ====        ===         ===         ====


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

(4)  A.  Indenture dated as of January 1, 1988 between Eastman
         Kodak Company as issuer of (i) 9 3/8% Notes Due 2003,
         (ii) 9.95% Debentures Due 2018, (iii) 9 1/2% Notes Due 2008,
         (iv) 9.20% Debentures Due 2021, and (v) 7.25% Notes Due 2005, and The Bank of New York as Trustee.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 25, 1988, Exhibit 4.)

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

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number


(10) B.  Eastman Kodak Company Insurance Plan for Directors.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 29, 1985, Exhibit 10.)

     C. Eastman Kodak Company Deferred Compensation Plan for Directors, as amended February 11, 2000.
         (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended
         December 31, 1999, Exhibit 10.)

     E. 1982 Eastman Kodak Company Executive Deferred Compensation Plan, as amended effective December 9, 1999.
         (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 10.)

     G. Eastman Kodak Company 1990 Omnibus Long-term Compensation Plan, as amended effective December 9, 1999. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and the Eastman Kodak Company Annual Report on
         Form 10-K for the fiscal year ended December 31, 1999,
         Exhibit 10.)

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number


     I.  Eastman Kodak Company 1995 Omnibus Long-Term Compensation
         Plan, as amended effective December 9, 1999.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, and the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999,
         Exhibit 10.)

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

         Amendment No. 3 to Employment Agreement dated as of
         February 1, 2000.
         (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

         Amendment No. 4 to Employment Agreement dated October, 2000.    79

     O. Eastman Kodak Company 1997 Stock Option Plan, as amended and restated effective December 9, 1999.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1999.)

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number


     P.  Eric Steenburgh Agreement dated March 12, 1998.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, Exhibit 10.)

         Notice of Award of Restricted Stock Units dated
         February 11, 2000 under the 2000 Omnibus Long-Term
         Compensation Plan.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, Exhibit 10.)

    R. Eastman Kodak Company 2000 Omnibus Long-Term Compensation Plan, as amended effective December 9, 2000.
         (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and the Eastman Kodak Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 10.)

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

         Amendment, dated July 10, 2000, to Agreement dated
         June 19, 1997, as amended.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, Exhibit 10.)

         Agreement dated October 18, 2000.                               83

     W.  Daniel A. Carp Agreement dated November 22, 1999.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1999, Exhibit 10.)

         $1,000,000 Promissory Note dated March 2, 2001.                 92

     X.  Robert H. Brust Agreement dated December 20, 1999.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1999, Exhibit 10.)

(12) Statement Re Computation of Ratio of Earnings to Fixed Charges.     95

(21) Subsidiaries of Eastman Kodak Company.                              96

(23) Consent of Independent Accountants.                                 98

(99) Eastman Kodak Employees' Savings and Investment Plan Annual
     Report on Form 11-K for the fiscal year ended December 30, 2000 (to be filed by amendment).

                                                           Exhibit (10) M.


                 FOURTH AMENDMENT TO EMPLOYMENT AGREEMENT

     THIS AGREEMENT (the "Fourth Amendment"), made as of the XX day of October, 2000 is intended to further amend an employment agreement, dated as of the 27th day of October, 1993 and amended on April 4, 1994, February 25, 1997 and February 1, 2000, by and between George M.C. Fisher (the "Executive") and Eastman Kodak Company (the "Company") hereinafter the "Employment Agreement."

     WHEREAS, the Executive and the Company desire to amend the Employment Agreement with respect to several post-retirement matters.

     NOW, THEREFORE, based upon the mutual promises and conditions contained herein, the Company and the Executive (individually a "Party" and together the "Parties") do hereby agree that the Employment Agreement will be amended as follows, effective as of the day and year first above written:

1.   Position

Subsection (a) of Section 3 of the Employment Agreement is amended in its entirety to read as follows:

It is the intention of the Parties that effective December 1, 1993 and continuing until December 7, 2000, the Executive will be elected and serve as Chairman of the Board. The Executive, in carrying out his duties under this Agreement, will report to the Board.

2.   Effect on Compensation and Benefits

It is the Parties' intent that the amendment authorized under Section 1 of this Fourth Amendment not have any adverse effect upon any compensation or benefits payable to the Executive under the terms of the Employment Agreement. In the event this amendment does have such an adverse effect upon the Executive, the Company agrees to take whatever action is necessary to ensure that the Executive is kept whole and, therefore, not disadvantaged as a result of the amendment.

3.   2000 Management Variable Compensation Plan Award

Subsection (a) of Section 5 is amended to add the following as the last sentence of the subsection:

     The Executive's award under the Management Variable Compensation Plan for the 2000 performance period will be determined based on the Executive Compensation and Development Committee's final approved Corporate Management Performance Process ("MPCP") corporate results for 2000 and the Executive's target award for the period will be 75% of his base salary.

4.   Constructive Termination Without Cause

Notwithstanding anything contained in Subsection (g)(iii) of Section 1 of the Employment Agreement to the contrary, the Parties agree that the amendments authorized under Sections 1 and 3 of this Fourth Amendment will not be events permitting the Executive to terminate his employment due to a "Constructive Termination Without Cause" under Section 11 of the Employment Agreement.

5.   Office and Secretary

Following the Executive's termination of employment, the Company will at its expense provide the Executive a furnished office and a full-time secretary for as long as the Executive desires. The location of the office will be at the Company's headquarters in Rochester, NY. To the extent the Executive is subject to Federal, state or local income, employment or payroll taxes as a result of these arrangements, the Company will "gross up" the resulting income to the Executive at the applicable supplemental tax rate.

6.   Attending Association Meetings

Following the Executive's termination of employment, the Executive will, for each of the associations named on attached Addendum A, be permitted to use the Company's aircraft to attend the association's meetings until the Executive's current position with the association either expires or renews. In addition, the Company agrees to reimburse the Executive, in accordance with the terms of the Company's travel reimbursement policy, for the other associated travel expenses the Executive incurs to attend these meetings. To the extent the Executive is subject to Federal, state or local income, employment or payroll taxes as a result of his use of the Company aircraft for these purposes or the reimbursement of his associated travel expenses, the Company will "gross up" the resulting income to the Executive at the applicable supplemental tax rate.

When following his termination of employment, the Executive attends a meeting of the Advisory Board of the Tsinghua University School of Economics & Management (Beijing, China), the Company will, in accordance with its travel reimbursement policy, reimburse the Executive for the cost of the commercial air travel expenses and other associated travel expenses he incurs to attend the meeting. To the extent the Executive is subject to Federal, state or local income, employment or payroll taxes as a result of these expense reimbursements, the Company will "gross up" the resulting income to the Executive at the applicable supplemental tax rate.

7.   Personal Use of Company Aircraft

During the first quarter of 2001, the Executive will be permitted to use the Company's aircraft between Rochester, NY and Phoenix, AZ and/or Chicago, IL for the purpose of moving his office and personal effects.

During the two year period immediately following his termination of employment, the Executive will be permitted to use for personal purposes the Company's aircraft in order to make up to eight round-trip domestic flights.

When using the Company aircraft under the terms of this Section 7, the Executive will be required to comply with the Company's air travel policies. This use of the Company aircraft by the Executive will be treated as ordinary income to him, be subject to all income and payroll tax withholding required to be made under all applicable laws and not be "grossed up" for tax purposes or be given any other special tax treatment by the Company.

8.   Funding of Supplemental Pension

The Parties agree that Subsection (f) of Section 9 of the Employment Agreement is deleted in its entirety.

9.   Remaining Terms of Employment Agreement

All of the remaining terms of the Employment Agreement, to the extent they are not inconsistent with the terms of this Fourth Amendment, will remain in full force and effect, without amendment or modification.

     IN WITNESS WHEREOF, the Parties have executed this Fourth Amendment as of the day and year first above written.

                              Eastman Kodak Company



                              By:      (signature)
                                   Michael P. Morley

                              Title: Senior Vice President and
                                           Director, Human Resources



                                       (signature)
                                   George M.C. Fisher

                                ADDENDUM A


ACPTN (The President's Advisory Council for Trade Policy and Negotiation)

Allen & Company Sun Valley Conference

National Academy of Engineering Board

The Business Counsel

World Wildlife Fund National Council and/or Board

                                                           Exhibit (10) V.


October 18, 2000


Mr. Robert J. Keegan



RE:  Termination of Employment

Dear Bob:

The purpose of this letter is to confirm certain aspects of your termination of employment from Eastman Kodak Company ("Kodak"). Once signed by both parties, this letter shall constitute an agreement between Kodak and you. For purposes of this letter the term "Company" will collectively refer to Kodak and all its affiliates.

1.   Termination Date

It is hereby acknowledged that you voluntarily terminated your employment from Kodak on September 30, 2000 (the "Termination Date").

2.   Stock Options

Subject to your satisfaction of the terms of this letter agreement, your termination of employment will, for purposes of any vested Kodak stock options held by you on the Termination Date, be treated as an "Approved Reason." Thus, these vested stock options will not be forfeited by virtue of your voluntary termination of employment. All of your unvested stock options will, however, be forfeited as of the Termination Date.

3.   Management Variable Compensation Plan

Subject to your satisfaction of the terms of this letter agreement, you will remain eligible for an award under the Management Variable Compensation Plan ("MVCP") for the 2000 Performance Period if awards are paid for such period. Any award earned under the Plan will be pro-rated based on your length of service during the 2000 Performance Period and paid in 2001 at the same time the plan's other participants receive their awards for the 2000 Performance Period. The payment of any award to you will be based on corporate and Consumer Imaging's performance during the 2000 Performance Period.

You hereby acknowledge and agree that the Company's determination with regard to the amount and payment of any MVCP award for the 2000 Performance Period will be final and binding upon you, and any other person having or claiming to have any right or interest on your behalf in or under the plan, and that such determination will not give rise to any claim against the Kodak or its affiliates or their respective directors, officers or employees unless a court of competent jurisdiction determines that Kodak acted arbitrary or capricious.

4.   Benefits Not Benefits Bearing

In no event shall any of the benefits payable under this letter agreement be "benefits bearing." In other words, the amount of these benefits will not be taken into account, nor considered for any reason, for purposes of determining any Company provided benefits or compensation to which you are or may become eligible.

5.   Release

In partial consideration for the benefits provided to you under this letter agreement, you hereby agree to execute the Agreement and Release annexed hereto as Addendum A. In the event you either fail to sign or, once signed, make an effective revocation of Addendum A, you will not be entitled to any of the benefits under this letter agreement.

6.   Non-Solicitation of Employees or Customers

In partial consideration for the benefits under this letter agreement, you agree that during the two (2) year period immediately following the Termination Date, you will not directly or indirectly recruit, solicit or otherwise induce or attempt to induce any of Kodak's employees or independent contractors to terminate their employment or contractual relationship with Kodak or work for you or any other entity in any capacity, or solicit or attempt to solicit the business or patronage or any of Kodak's actual or prospective clients, customers, or accounts with respect to any technologies, services, products, trade secrets, or other matters in which the Company is active.

7.   Injunctive Relief

You acknowledge by accepting the benefits under this letter agreement that any breach or threatened breach by you of any term of Section 6 cannot be remedied solely by the recovery of damages or the withholding of benefits and Kodak will therefore be entitled to an injunction against such breach or threatened breach without posting any bond or other security. Nothing herein, however, will prohibit Kodak from pursuing, in connection with an injunction or otherwise, any other remedies available at law or equity for such breach or threatened breach, including the recovery of damages.

8.   Miscellaneous

     A. Confidentiality. You agree to keep the existence and content of this letter confidential except that you may review it with your attorney, financial advisor or spouse, or with me or my designee.

     B. Unenforceability. If any portion of this letter agreement is deemed to be void or unenforceable by a court of competent jurisdiction, the remaining portions will remain in full force and effect to the maximum extent allowed by law. The parties intend and desire that each portion of this letter agreement be given the maximum possible effect allowed by law.

     C. Headings. The heading of the several sections of this letter agreement have been prepared for convenience and reference only and will not control, affect the meaning, or be taken as the interpretation of any provision of this letter agreement.

     D. Applicable Law. This letter agreement, and its interpretation and application, will be governed and controlled by the laws of the State of New York, applicable as though to a contract made in New York by residents of New York and wholly to be performed in New York without giving effect to principles of conflicts of laws.

     E. Amendment. This letter agreement may not be changed, modified, or amended, except in a writing signed by both you and Kodak which expressly acknowledges that it is changing, modifying or amending this letter agreement.

     F. Forfeiture. In the event that you violate any provision of this letter agreement, including Addendum "A", or your Eastman Kodak Company Employee's Agreement, in addition to, and not in lieu of, any other remedies that Kodak may pursue against you, no further benefits will be made to you hereunder and you agree to immediately repay all monies previously paid to you pursuant to this letter agreement. In such event all other provisions of this letter agreement will remain in full force and effect as though the breach had not occurred.

Your signature below means that:

     1. You have had ample opportunity to discuss the terms and conditions of this letter agreement with an attorney and/or financial advisor of your choice and as a result fully understand its terms and conditions; and

     2. You accept the terms and conditions set forth in this letter agreement; and

     3. This letter agreement supersedes and replaces any and all agreements or understandings whether written or oral that you may have with the Company, concerning the subject matter hereof; except, however, this letter agreement does not supersede or replace your Eastman Kodak Company Employee's Agreement.

If you find the foregoing acceptable, please sign your name on the signature line provided below and on the attached Agreement and Release. Please note that your signature on the Agreement and Release must be notarized in front of a notary. Once signed, please return this letter agreement and the Agreement and Release directly to my attention.


                              Very truly yours,



                              Michael P. Morley


MPM:llh
Enclosure



Signed:       (signature)
          Robert J. Keegan


Dated:

                                ADDENDUM A

                       AGREEMENT, WAIVER AND RELEASE



NOTICE: YOU ARE ADVISED TO CONSULT WITH AN ATTORNEY PRIOR TO EXECUTING THIS AGREEMENT.

This Agreement, Waiver and Release (the "Agreement") is a contract between the undersigned employee ("you") who terminated employment on the 30th day of September, 2000 and your employer, the Eastman Kodak Company ("Kodak").

1.   Benefits

In consideration for signing this Agreement, you will receive the benefits (the "Termination Benefits") described in the letter agreement between yourself and Kodak dated October 18, 2000, to which this Agreement is attached as Addendum A.

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

3.   Release Exclusions

Excluded from the scope of this Release are claims for the compensation and benefits described on Exhibit "A," a copy of which is annexed hereto and made a part hereof.

4.   Termination Date

You hereby acknowledge that your employment with Kodak terminated on September 30, 2000.

5.   No Future Lawsuits

In addition to any and all other obligations you may have under the terms of this Agreement, you also separately and independently covenant and agree that you will not sue Releasees upon any of the claims that you have released in Section 2 of this Agreement. You further agree not to assist any other person or entity in bringing any lawsuit against Kodak in any state or federal court unless such restriction is prohibited by law.

6.   Cooperation

You understand that following your termination of employment, Kodak may need your continued cooperation and involvement with various pieces of litigation and other legal matters which are pending at such time or which may arise thereafter. In further consideration of the Termination Benefits, you agree, at Kodak's request from time to time, to cooperate with Kodak in its efforts to defend and/or pursue any such litigation or other legal matters. You will provide this assistance to Kodak at no additional remuneration beyond the Termination Benefits. When performing these services at Kodak's request, except where prohibited by law, Kodak will reimburse you for reasonable travel and lodging expenses that you incur upon submission of documentation acceptable to Kodak. By way of illustration and not by way of limitation, the types of services that may be requested of you under this Section 6 include: attending strategy sessions, attending preparations for trial, appearing at depositions, executing affidavits and testifying at trials.

7.   Return of Kodak Property

Whether or not you sign this Agreement, you are reminded that prior to your termination of employment you must have returned to Kodak, (i) all documents, and other tangible items, and any copies, that are in your possession or control and which contain confidential information in written, magnetic or other form and shall have not given such documents, items, or copies to anyone other than another Kodak employee; and (ii) all other Kodak property within your possession including, but not limited to, office keys, identification badges or passes, Kodak credit cards, automobiles, and computer equipment and software. You understand and acknowledge your continuing obligation regarding the disclosure of confidential, proprietary and trade secret information which you have obtained during your employment with Kodak.

8.   Eastman Kodak Company Employees' Agreement

Whether or not you sign this Agreement, you are reminded that the Eastman Kodak Company Employees' Agreement (the "Employees' Agreement") entered into between Kodak and yourself remains in full force and effect after termination of your employment. Under the Employees' Agreement, you reaffirmed your obligation not to disclose Kodak trade secrets, confidential or proprietary information. Also, under the terms of the Employee's Agreement, you agreed not to engage in work or activities on behalf of a competitor of Kodak's in the field in which you were employed by Kodak for a period following termination of your employment equal to the total number of months you were employed by Kodak, but in no event more than twenty four (24) months.

9.   Breach

You agree that if you violate any part of this Agreement or the Employees' Agreement described in Section 8 above, you will be responsible for all costs incurred by Kodak that flow from that violation, including Kodak's legal fees and other costs associated with any legal action that arises from that violation. You also agree that if you violate any part of this Agreement or the Employees' Agreement, you will not be entitled to the Termination Benefits.

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

10.  Period of Review and Other Considerations

a. Date of Receipt. You acknowledge that you received this Agreement on or prior to November 1, 2000.

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

d. Entire Agreement. This Agreement, including in particular its reference regarding the continuing effectiveness of the Employees' Agreement, along with the attached Exhibit "A" sets forth the entire agreement between Kodak and yourself and supersedes and renders null and void any and all prior or contemporaneous oral or written understandings, statements, representations or promises regarding the subject matter hereof. This Agreement does not, however, supersede the Employees' Agreement which remains in full force and effect.

e. Governing Law. This Agreement shall be construed and governed by the laws of the State of New York without giving effect to principles of conflicts of laws. Disputes arising under this Agreement shall be adjudicated within the exclusive jurisdiction of a state or federal court located in Monroe County, New York. Neither party waives any right it may have to remove such an action to the United States Federal District Court located in Monroe County, New York. If any provision of this Agreement including, but not limited to, the waiver of claims under any particular statute, should be deemed unenforceable, the remaining provisions shall, to the extent possible, be carried into effect, taking into account the general purpose and spirit of this Agreement.

f. Revocation of Agreement. You understand that you have the right to revoke this Agreement within 7 days of your signing it, and that this Agreement shall not become effective or enforceable until this 7 day period has expired. To revoke this Agreement, you agree to notify in writing: Senior Vice President and Director, Human Resources, Eastman Kodak Company, 343 State Street, Rochester, NY 14650. Unless so revoked, this Agreement will be effective at 5:00 p.m. on such seventh day. You agree that if you exercise your right to revoke this
     Agreement   within  7  days,  your  termination  of  employment   will
     nevertheless remain effective, you will not be entitled to the Termination Benefits, and you will immediately return to Kodak any consideration you have already received.

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


     WITNESS MY SIGNATURE, THIS  XX DAY OF XXXXX, 2000.

                                            (signature)
                                          Robert J. Keegan

Sworn to before me this
  XX  day of XXXXX, 2000.

      (signature)
     Notary Public

     WITNESS MY SIGNATURE, THIS  XX  DAY OF  XXXXX, 2000.

                                  (signature)
                         Employer Representative Signature


Sworn to before me this
 XX  day of  XXXXX, 2000.

       (signature)
     Notary Public

                                Exhibit "A"


1. Claims for benefits to which you may be eligible under the terms of the following benefit plans, as such plans may be amended from time to time: Kodak Retirement Income Plan or Eastman Kodak Employees' Savings and Investment Plan.

2. Claims for expenses incurred by you or your covered family members prior to your termination of employment under the Kodak Medical Assistance Plan or the Kodak Dental Plan.

3.   Claims for accrued, but unpaid and unused, benefits under the Vacation
     Plan.

4. Any claims that may arise after the date this Agreement is executed unrelated to your employment or the termination of your employment.

5. Claims for benefits owing to you under the letter agreement between you and Kodak dated October 18, 2000.

6. Claims for benefits owing to you under the letter agreements between you and Kodak dated June19, 1997, June 24, 1999 and July 10, 2000.

7. Claims for benefits under the Eastman Kodak Company 1982 Executive Deferred Compensation Plan.

                                                            Exhibit (10) W.

                                                              $1,000,000.00
                                                        Rochester, New York
                                                              March 2, 2001


                              PROMISSORY NOTE


      The undersigned (hereinafter, jointly and severally, referred to as "Maker"), for value received, hereby promises to pay to the Eastman Kodak Company (hereinafter referred to as "Payee") the principal sum of One
Million and 00/100 Dollars ($1,000,000.00), together with interest on the outstanding principal balance at the per annum rate of 5.07%, compounded annually. Unless required to be repaid sooner under this Note, the entire principal sum, all interest accrued thereon, and all other amounts due the holder hereunder shall be repaid in a single payment on March 1, 2006.

      The entire principal balance of the Note will be used by the Maker only to acquire a personal residence (hereinafter referred to as the "Property").

      Payment of this Note shall be made to Payee at 343 State Street, Rochester, New York, c/o Senior Vice President and Director, Human Resources, or such other place designated in writing by the holder hereof to the Maker, in such coin or currency of the United States of America as at the time of payment is legal tender for the payment of public and private debts.

      The entire unpaid balance hereof, all interest accrued thereon, and all other amounts due the holder hereunder shall become immediately due and payable upon the occurrence of any of the following events:

      (a) The Maker's termination of employment from the Payee, regardless of the reason for such termination;

      (b) The sale, transfer or other disposition of all or any part of the Property, or any right in the Property;

      (c) Failure of the Maker to make any payment hereunder when and as the same shall become due, which failure shall have continued for a period of 10 days, or the Maker's default in any of his other obligations under this Note;

      (d) The insolvency of, or the making of an assignment for the benefit of creditors of, or the appointment of a receiver of all or a material amount of the Property of, or the dissolution of, or if a natural person, the death of, the Maker, and/or any guarantor hereof;

      (e) There shall have been a default under any mortgage, indenture, loan agreement or other instrument evidencing direct or contingent indebtedness of the Maker, or of any guarantor, which shall have resulted in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable (provided that if such default shall have been cured by the Maker or the guarantor(s), as the case may be, or waived by the holders of such indebtedness, the default hereunder by reason thereof shall no longer exist);

      (f)  The Maker or any guarantor shall have

           (i) admitted in writing the inability to pay debts generally as they become due,

           (ii) filed a petition in bankruptcy or a petition to take advantage of any insolvency or debtor relief act,

           (iii)     made an assignment for the benefit of creditors,

           (iv) consented to the appointment of a receiver for all or any substantial part of the Property,

           (v) had entered an order for relief under the Federal Bankruptcy Code, or

           (vi) filed a petition or answer seeking reorganization or arrangement under the Federal Bankruptcy Laws or any other applicable law or statute;

      (g) A court of competent jurisdiction shall have entered an order, judgment, or decree appointing a receiver of the Maker or any guarantor, or of the whole or any substantial part of the property of any of them, or approving a petition filed against the Maker or any guarantor seeking its reorganization or arrangement under the Federal Bankruptcy Laws or any other applicable law or statute of the United States of America, or any State thereof, and such order, judgment or decree shall not be vacated or set aside or stayed within thirty (30) days from the date of entry thereof; and

      (h) Under the provisions of any law for the relief or aid of debtors, any court of competent jurisdiction shall have assumed custody or control of the Maker or any guarantor, or of the whole or any substantial part of the property of the Maker or any guarantor, and such custody or control shall not have been terminated or stayed within thirty (30) days from the date of assumption of such custody or control.

     In the event of any such default referenced above, the Maker agrees to pay in addition to other amounts due, all costs and expenses (including reasonable attorneys' fees, whether incurred within or apart from any legal action or proceeding) incident to the collection or enforcement, or attempted collection or enforcement, of any sums outstanding under this Note. All payments received shall be applied first to such costs and expenses, if any, second to interest and then to principal.

      Failure on the part of any holder of this Note to exercise any of its rights hereunder shall not be deemed a waiver of such rights.

      The Maker hereby waives presentment, demand, notice, protest, and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note.

      The principal sum may be prepaid in whole or in part on any payment date without premium or penalty.

      This Note shall be governed by and construed in accordance with the laws of the State of New York.

      The undersigned, if more than one, agree to be jointly and severally liable hereunder, and the term "undersigned" as used herein, shall mean any one or more of them.



IN WITNESS WHEREOF, the undersigned has executed this Note as of the day and year first written above.

                 (signature)
               Daniel A. Carp




STATE OF NEW YORK   )
                    ) ss.:
COUNTY OF MONROE    )


      On the XX day of XXXXX in the year 2001 before me, the undersigned, a Notary Public in and for said State, personally appeared Daniel A. Carp, personally known to me or proved to me on the basis of satisfactory evidence to be the individual whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his capacity and that by his signature on the instrument, the individual, or the person upon behalf of which the individual acted, executed the instrument.

                  (signature)
                 Notary Public

                                                              Exhibit (12)

Eastman Kodak Company and Subsidiary Companies
Computation of Ratio of Earnings to Fixed Charges
(in millions, except for ratios)

Year Ended December 31

                               2000      1999      1998      1997      1996
Earnings from
 continuing operations
 before provision for
 income taxes                $2,132    $2,109    $2,106    $   53    $1,556
Add:
  Interest expense              178       142       110        98        83
  Share of interest expense
   of 50% owned companies        16         8         7         5         2
  Interest component of
   rental expense (1)            52        47        50        61        81
  Amortization of
   capitalized interest          28        24        24        23        22
                             ------    ------    ------    ------    ------

  Earnings as adjusted       $2,406    $2,330    $2,297    $  240    $1,744
                             ======    ======    ======    ======    ======

Fixed charges
  Interest expense              178       142       110        98        83
  Share of interest expense
   of 50% owned companies        16         8         7         5         2
  Interest component of
   rental expense (1)            52        47        50        61        81
  Capitalized interest           40        36        41        33        29
                             ------    ------    ------    ------    ------
  Total fixed charges        $  286    $  233    $  208    $  197    $  195
                             ======    ======    ======    ======    ======
Ratio of earnings to
 fixed charges                 8.4x     10.0x(2)  11.0x      1.2x(3)   8.9x(4)

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



                                                              Exhibit (21)

Subsidiaries of Eastman Kodak Company
                                                        Organized
Companies Consolidated                                Under Laws of

Eastman Kodak Company                                  New Jersey
  Eastman Kodak International
    Sales Corporation                                  Barbados
  Torrey Pines Realty Company, Inc.                    Delaware
  Cinesite, Inc.                                       Delaware
  FPC Inc.                                             California
  Qualex Inc.                                          Delaware
    Qualex Canada Photofinishing Inc.                  Canada
  PictureVision Inc.                                   Delaware
  Eastman Gelatine Corporation                         Massachusetts
  Eastman Canada Inc.                                  Canada
    Kodak Canada Inc.                                  Canada
    Kodak (Export Sales) Ltd.                          Hong Kong
  Kodak Argentina S.A.I.C.                             Argentina
  Kodak Chilena S.A.F.                                 Chile
  Kodak Americas Miami Export Operations (KAMEO)       Delaware
  Kodak Panama, Ltd.                                   New York
  Kodak Americas, Ltd.                                 New York
  Kodak Venezuela, S.A.                                Venezuela
  Kodak (Near East), Inc.                              New York
  Kodak (Singapore) Pte. Limited                       Singapore
  Kodak Philippines, Ltd.                              New York
  Kodak Limited                                        England
    Cinesite (Europe) Limited                          England
    Kodak India Limited                                India
    Kodak International Finance Ltd.                   England
  Kodak Polska Sp.zo.o                                 Poland
  Kodak AO                                             Russia
  Kodak Ireland Limited                                Ireland
  Kodak-Pathe SA                                       France
  Kodak A.G.                                           Germany
  E. K. Holdings, B.V.                                 Netherlands
    Kodak Brasileira C.I.L.                            Brazil
  Kodak Korea Limited                                  South Korea
  Kodak Far East Purchasing, Inc.                      New York
  Kodak New Zealand Limited                            New Zealand
  Kodak (Australasia) Pty. Ltd.                        Australia
  Kodak (Kenya) Limited                                Kenya
  Kodak (Egypt) S.A.E.                                 Egypt
  Kodak (Malaysia) S.B.                                Malaysia
  Kodak Taiwan Limited                                 Taiwan

                                                              Exhibit (21)
                                                               (Continued)

                                                        Organized
Companies Consolidated                                Under Laws of

Eastman Kodak Company
  Eastman Kodak International Capital
    Company, Inc.                                      Delaware
    Kodak de Mexico S.A. de C.V.                       Mexico
    Kodak Export de Mexico, S. de R.L. de C.V.         Mexico
    Kodak Mexicana S.A. de C.V.                        Mexico
    N.V. Kodak S.A.                                    Belgium
    Kodak a.s.                                         Denmark
    Kodak Norge A/S                                    Norway
    Kodak SA                                           Switzerland
    Kodak (Far East) Limited                           Hong Kong
    Kodak (Thailand) Limited                           Thailand
  Kodak G.m.b.H.                                       Austria
  Kodak Kft.                                           Hungary
  Kodak Oy                                             Finland
  Kodak Nederland B.V.                                 Netherlands
  Kodak S.p.A.                                         Italy
  Kodak Portuguesa Limited                             New York
  Kodak S.A.                                           Spain
  Kodak AB                                             Sweden
  Eastman Kodak S.A.                                   Switzerland
  Eastman Kodak (Japan) Ltd.                           Japan
  Kodak Japan Ltd.                                     Japan
    Kodak Imagex K.K.                                  Japan
    K.K. Kodak Information Systems                     Japan
  Kodak Japan Industries Ltd.                          Japan
  Kodak (China) Limited                                Hong Kong
  Kodak Electronic Products (Shanghai) Co., Ltd.       China
  BASO Precision Optics, Ltd.                          Taiwan
  K.H. Optical Company Limited                         Hong Kong
  Kodak Photographic Equipment (Shanghai) Co., Ltd.    China
  Kodak (China) Co. Ltd.                               China
  Kodak (WUXI) Co. Ltd.                                China
  Kodak Xiamen Ltd.                                    China

Note: Subsidiary Company names are indented under the name of the parent company.

                                                              Exhibit (23)

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-48258, No. 33-49285, No. 33-64453, No. 333-31759, No. 333-43526, and No.
333-43524), Form S-4 (No. 33-48891), and S-8 (No. 33-5803, No. 33-35214,
No. 33-56499, No. 33-65033, No. 33-65035, No. 333-57729, No. 333-57659,
No. 333-57663, No. 333-57665, and No. 333-23371) of Eastman Kodak Company
of our report dated January 15, 2001, appearing on page 31 of this Annual Report on Form 10-K.




PricewaterhouseCoopers LLP
Rochester, New York
March 13, 2001