Form 10-K/A
period 2000-12-31
EASTMAN KODAK CO
filed 2001-05-07
CIK 31235

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

                               AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report on Form 10-K for the year ended December 31, 2000 as set forth below:


The exhibit listed below and attached hereto is hereby added to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

     Exhibit

     (99) Eastman Kodak Employees' Savings and Investment Plan Annual Report on Form 11-K for the fiscal year ended December 30, 2000.


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

Date:  May 7, 2001

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 11-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 30, 2000
                               -----------------

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

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBIT
                              DECEMBER 30, 2000


(a)  Financial Statements                                  Page No.

     Report of Independent Accountants                           3
     Statement of Net Assets Available for Benefits              4
     Statement of Changes in Net Assets Available
       for Benefits                                              5
     Notes to Financial Statements                            6-28

(b)  Schedules

       I.  Schedule of Assets Held for Investment
             Purposes at End of Year                         29-61

      II.  Allocation of Net Assets Available for
             Benefits to Investment Funds                    62-75

     III.  Allocation of Changes in Net Assets
             Available for Benefits to Investment Funds      76-98

(c)  Exhibit

     Consent of Independent Accountants                         99

                       REPORT OF INDEPENDENT ACCOUNTANTS





     To the Savings and Investment
     Plan Committee and the Participants of the Eastman Kodak Employees' Savings and Investment Plan


     In our opinion, the financial statements and related schedules listed in the index appearing on page 2 of this Annual Report on Form 11-K present fairly, in all material respects, the net assets of the Eastman Kodak Employees' Savings and Investment
     Plan at December 30, 2000 and 1999, and the changes in net assets for each of the three fiscal years in the period ended December
     30, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


     PricewaterhouseCoopers LLP
     Rochester, New York
     April 26, 2001

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                                (in thousands)
                                                          December 30,
                                                     ---------------------
                                                     2000             1999
                                                     ----             ----
ASSETS
Investments at Fair Value:
     Eastman Kodak Company common stock           $  210,625       $  372,703
     Other common stocks                             326,839          318,796
     Mutual funds                                  1,054,230        1,082,864
     Interest in common/collective
       trusts (pooled) funds                         570,358          701,066
     U.S. government securities                          246            1,581
     Loans to participants                            65,404           62,875

Investments at Contract Value:
     Group annuity contracts                       3,328,300        3,387,241

Other Assets:
     Dividends and interest receivable                 2,898            3,020
     Participants' contributions receivable              389                -
     Receivables for securities sold                   1,449            1,809
     Cash                                                  -            1,242
                                                  ----------       ----------

     Total assets (cost:  2000 - $5,771,424
                          1999 - $5,516,922)
                                                   5,560,738        5,933,197
                                                  ----------       ----------

LIABILITIES
Distributions payable to participants                  4,753              637
Payables for securities purchased                      1,069              493
Accrued expenses                                         237              499
                                                  ----------       ----------

     Total liabilities                                 6,059            1,629
                                                  ----------       ----------

     Net assets available for benefits            $5,554,679       $5,931,568
                                                  ==========       ==========

                  (See accompanying notes to financial statements)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                                (in thousands)
                                      For the fiscal year ended December 30,
                                   -------------------------------------------
                                       2000            1999            1998
                                       ----            ----            ----
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock             $    9,164      $    9,130      $    9,944
Dividends on Eastman Chemical
  Company common stock                      -               -             537
Other dividends                        11,478          12,321          18,886
Interest                              250,404         257,413         276,183

Net realized and unrealized
  gains (losses) from investments    (405,784)        412,542         249,964

Employer contributions                 10,503               -               -
Participants' contributions           205,796         321,042         377,194
                                   ----------      ----------      ----------
     Total Additions                   81,561       1,012,448         932,708
                                   ----------      ----------      ----------

DEDUCTIONS FROM NET ASSETS:
Distributions to participants        (454,466)       (426,121)       (463,531)

Distributions to successor plans            -               -          37,816

Administrative expenses                (3,984)         (6,336)         (9,187)
                                   ----------      ----------      ----------
     Total Deductions                 458,450         432,457         434,902
                                   ----------      ----------      ----------

(Decrease) increase in net assets    (376,889)        579,991         497,806

Net assets available for benefits
  at beginning of year              5,931,568       5,351,577       4,853,771
                                   ----------      ----------      ----------

Net assets available for benefits
  at end of year                   $5,554,679      $5,931,568      $5,351,577
                                   ==========      ==========      ==========



               (See accompanying notes to financial statements)

                       EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF PLAN

General

The Eastman Kodak Employees' Savings and Investment Plan (the Plan or SIP) is a defined contribution plan of a controlled group of corporations consisting of Eastman Kodak Company and certain United States subsidiaries operating in the United States (Kodak or the Company). The principal provisions of the Plan are described below and are provided for general information purposes only. Participants should refer to the Plan document for a more complete description of the Plan's provisions. Regular full-time, regular part-time, supplementary or conditional employees of Kodak are eligible to participate in the Plan. Kodak Ambassadors, co-ops and special program employees are not eligible to participate in the Plan. The Plan is subject to the Employee Retirement Income Security Act of 1974.

The Plan is administered by the Savings and Investment Plan Committee (SIPCO), which is the Plan Administrator and named fiduciary. The Trusts, forming part of the Plan, are administered by Boston Safe Deposit and Trust Company (Boston
Safe) and until September 1998, Fidelity Management Trust Company (Fidelity) (together the Plan Trustees).

Plan Amendments and Other Changes

Effective February 1, 2001, the Acorn International Fund was replaced by the Artisan International Fund. Participants in the Acorn International Fund had the opportunity to elect to transfer their balance to the Artisan International Fund. If no election was made, any account balance remaining as of January 31, 2001 was automatically transferred to the Fixed Income Fund. Effective October 1, 2000, transfers, deferrals and rollovers into the Acorn International Fund were not allowed after November 30, 2000.

Effective April 1, 2000, the Newport Tiger Fund was replaced by the Matthews Pacific Tiger Fund I. Participants in the Newport Tiger Fund had the opportunity to elect to transfer their balance to the Matthews Fund.
If no election was made, any account balance remaining as of March 30, 2000 was automatically transferred to the Fixed Income Fund. Also effective April 1, 2000, participants transfering all or any portion of their account into certain funds, were not able to transfer any portion of their account out of those funds or reallocate among funds until the first business day following the seventh calendar day of such transfer.

Effective January 1, 2000, the Company began to match SIP contributions for an amount up to 3% of wages for employees who contributed up to 5% of their wages to SIP and who also participated in the Cash Balance Plus portion of the Kodak Retirement Income Plan. This matching contribution is allocated to one or more of the funds in the same manner as the participant's elective contributions are allocated on the date the match is received. Participants are immediately vested in the SIP Company match but those funds cannot be used for loans or hardship withdrawals.

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

Contributions

The Plan includes a salary reduction provision allowing eligible Kodak participants to defer up to a certain percentage of qualifying compensation as defined in the Plan. The maximum deferral for Plan year 2000 was limited to 20% (20% for Plan year 1999 and 18% for Plan year 1998) of the aggregate of qualifying compensation and Wage Dividend, but not more than the statutory limit of $10,500 for calendar year 2000 ($10,000 for calendar years 1999 and 1998). All contributions to the Plan are immediately vested. Boston Safe invests contributions to the Plan into the investment funds described in Note 3, as directed by the participant. Participants are eligible to make transfers between investment funds on a daily basis.

Loans

The Plan Administrator may grant a loan to a participant provided that the aggregate of the participant's outstanding loans will not exceed the lesser of: 1) $50,000 less the highest outstanding loan balance during the previous 12 months, or 2) 50% of the current value of the participant's account excluding any Company match funds. A new loan must be at least $1,000 and repaid within four years of the date of the loan. In accordance with the Plan provisions, the rate of interest is fixed at the discretion of the Plan Administrator. Interest is charged at the lesser of the maximum legal rate or the prime rate. (See Note 4.)

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

The Plan's financial statements have been prepared on the accrual basis of accounting. Distributions payable to participants are recorded when the request for payment meeting the provisions of the Plan is received

Investment Valuation and Income Recognition

The group annuity contracts are included in the financial statements at contract value because they are fully benefit responsive. In aggregate, the recorded value of the group annuity contracts approximates their fair value. Interest rates on these contracts remain fixed and are not reset until a contract matures. There are no minimum crediting interest rates under the terms of the contracts. Interest in common/collective trusts (pooled) funds reflects market values as determined by the managers of such funds. Fair values of all other investments are based upon active market quotations on national exchanges, if available, at December 30, or, if not available, upon amounts believed by the Plan Administrator to be realizable at that time.

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

Reclassifications

Certain account balances at December 30, 1999 have been reclassified to conform to the 2000 presentation.

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

TIER II:  CORE FUNDS

Fixed Income Fund

The fund's assets are invested primarily in contracts with insurance companies. Effective annual yields on these contracts ranged between 5.08% and 10.10% in 2000, 1999 and 1998, respectively, depending on the date of the contribution, transfer or rollover. The blended rate of return on the Fixed Income Fund was approximately 7.6% in 2000 (7.6% in 1999 and 7.9% in 1998)

Lehman Brothers Aggregate Bond Index Fund

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

Skyline Special Equity Fund

This is a small company stock fund with a value orientation. Its goal is maximum capital appreciation. Between February 1, 1998 and April 8, 1999, this fund was closed to transfers and rollovers but remained open to salary and wage dividend deferrals.

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

Acorn International Fund

This is an international stock fund with an all-markets approach, investing in small- to mid-size companies with a value orientation primarily in developed countries but also in emerging markets. The fund seeks long-term growth of capital. Between October 30, 1999 and March 31, 2000, this fund was closed to transfers and rollovers. After November 30, 2000, transfers, deferrals and rollovers into this fund were not allowed. Effective February 1, 2001, this fund was replaced (See Note 1).

State Street Emerging Markets Index Fund

This is an indexed emerging markets stock fund, diversified across regions, countries, and securities in the benchmark. The fund seeks maximum capital appreciation. Between October 30, 1999 and March 31, 2000, this fund had been closed to transfers and rollovers.

Templeton Developing Markets Fund

This is an emerging markets stock fund, diversified across regions and countries, with a value orientation. The fund seeks long-term capital appreciation. Between October 30, 1999 and March 31, 2000, this fund was closed to transfers and rollovers.

Matthews Pacific Tiger Fund I (formerly Newport Tiger Fund)

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


The Kodak Stock Fund consisted of shares of Eastman Kodak Company common stock.

The Eastman Stock Fund consisted primarily of shares of Eastman Chemical Company common stock.

The Fidelity Managed Income Portfolio was a fixed income fund consisting of investment contracts with one or more financial institutions that paid interest to the fund. The rate of interest paid to the fund changed as investment contracts matured and new contracts were purchased.

The Fidelity Fund sought long-term capital growth and reasonable current income. It focused on investments in companies that the fund's manager believed were marked by solid balance sheets and good prospects for growth. Investments were diversified across a variety of market sectors.

The Fidelity Puritan Fund was a balanced fund of stocks and bonds managed to produce high current income with preservation of capital and consideration for potential growth of capital.

The Fidelity Magellan Fund was a growth fund seeking long-term capital appreciation by investing in stocks, and corporate securities convertible into stocks, of domestic, multinational and foreign companies that the fund's manager believed offered potential for growth, which also led to a correspondingly higher level of risk.

The Fidelity Contrafund was a growth fund seeking long-term capital appreciation by investing primarily in securities of companies believed by the fund's manager to be out of favor and undervalued.

The Fidelity International Growth & Income Fund, a growth and income mutual fund that invested internationally, sought to increase the value of investments over the long term through capital growth while also providing current income.

The Fidelity U.S. Equity Index Portfolio was an index mutual fund that sought to duplicate the composition and total return of the Standard & Poor's Composite Index of 500 Stocks.

The number of participants in each fund was as follows:

                                                             December 30,
                                                          ------------------
                                                           2000        1999
                                                           ----        ----
Boston Safe Funds:
5 to 8 Year Time Horizon Fund                              1,300       1,220
8 to 20 Year Time Horizon Fund                             2,225       2,260
20 or More Year Time Horizon Fund                          2,456       2,411
Fixed Income Fund                                         38,484      38,964
Lehman Brothers Aggregate Bond Index Fund                  1,184         594
S&P 500 Large Stock Index Fund                            13,726      14,360
Non-U.S. Stock Index Fund                                    921       1,010
Russell 2000 Small Stock Index Fund                        3,083       2,828
Kodak Stock Fund                                          14,420      15,664
PIMCO Total Return Fund                                    1,355         638
MAS High Yield Fund                                        1,192       1,042
Fidelity Puritan Fund                                      4,620       5,045
T. Rowe Price Equity Income Fund                           2,763       2,021
Fidelity Growth and Income Fund                            4,603       4,587
Putnam Investors Fund                                      5,395       5,567
Putnam Vista Fund                                          5,477       4,068
PBHG Growth Fund                                           6,050       5,299
T. Rowe Price Small-Cap Value Fund                         2,772       1,950
Skyline Special Equity Fund                                2,019       1,272
Putnam OTC & Emerging Growth Fund                          7,551       8,085
MAS Value Fund                                             2,731       1,243
RogersCasey Smaller Stock Fund                            11,111      11,566
MFS Institutional Research Fund                            1,520       1,186
Putnam Voyager Fund                                        5,859       5,619
Cohen & Steers Realty Fund                                 1,543         603
First Eagle Fund of America                                1,647       1,690
T. Rowe Price Blue Chip Growth Fund                        4,760       4,005
T. Rowe Price New Era Fund                                 1,069         478
T. Rowe Price Science & Technology Fund                   13,015      12,558
Morgan Stanley Dean Witter Institutional
  International Equity Fund                                3,584       3,332
Russell International Stock Fund                           3,062       3,453
Acorn International Fund                                     628       2,131
State Street Emerging Markets Index Fund                     583         655
Templeton Developing Markets Fund                            991       1,105
Matthews Pacific Tiger Fund I (Newport Tiger Fund)           644         688
Scudder Latin America Fund                                   866         947

The total number of participants in the Plan was less than the sum of the number of participants shown above because many participants invest in more than one fund.

NOTE 4:  LOANS TO PARTICIPANTS

The Plan Trustee makes loans to participants in accordance with Plan provisions. A loan made to a participant of the Plan is accounted for as a fund-to-fund transfer from the participant's investment account to a fund known as the "Loan Fund." The Plan's receivables for participant loan notes receivable are recorded as assets of the Loan Fund. As the loan is repaid, both the principal and interest are allocated to fund(s) to which the participant's current contributions are directed. The portion of the loan payment representing principal is accounted for as a fund-to-fund transfer from the Loan Fund to the participant's investment fund(s) and the portion of the loan payment representing interest is accounted for as income in the same fund(s). No plan participant benefits from the interest earned on a loan other than the participant who originated the loan.

Interest income earned on loans to participants for the fiscal years ended December 30 was:

                                                      (in thousands)
                                                2000       1999       1998
                                               ------     ------     ------
Boston Safe Funds:
5 to 8 Year Time Horizon Fund                  $   42     $   37     $   26
8 to 20 Year Time Horizon Fund                     96         97         69
20 or More Year Time Horizon Fund                  81         64         62
Fixed Income Fund                               2,424      2,478      2,910
Lehman Brothers Aggregate Bond Index Fund           8          8          7
S&P 500 Large Stock Index Fund                    371        420        345
Non-U.S. Stock Index Fund                           7          5          6
Russell 2000 Small Stock Index Fund                44         32         40
Kodak Stock Fund                                  266        360        496
PIMCO Total Return Fund                             8          8          6
MAS High Yield Fund                                 9         11         11
Fidelity Puritan Fund                              72        108        149
T. Rowe Price Equity Income Fund                   24         26         31
Fidelity Growth and Income Fund                    65         75         54
Putnam Investors Fund                              93         99         44
Putnam Vista Fund                                  64         24         13
PBHG Growth Fund                                  130         16         19
T. Rowe Price Small-Cap Value Fund                 21         22         31
Skyline Special Equity Fund                        19         30         62
Putnam OTC & Emerging Growth Fund                 184         31         18
MAS Value Fund                                     16         17         24
RogersCasey Smaller Stock Fund                    310        436        734
MFS Institutional Research Fund                    16         12          7
Putnam Voyager Fund                                85         41         19
Cohen & Steers Realty Fund                         13          4          9
First Eagle Fund of America                        13         25         18
T. Rowe Price Blue Chip Growth Fund                59         58         32
T. Rowe Price New Era Fund                         13          4          3
T. Rowe Price Science & Technology Fund           335        155         38
Morgan Stanley Dean Witter Institutional
  International Equity Fund                        26         31         32
Russell International Stock Fund                   30         30         50
Acorn International Fund                           45          9          5
State Street Emerging Markets Index Fund            7          3          1
Templeton Developing Markets Fund                   9          8          7
Matthews Pacific Tiger Fund I (Newport
 Tiger Fund)                                        4         13         12
Scudder Latin America Fund                          9          9         20
                                               ------     ------     ------
Total                                          $5,018     $4,806     $5,410
                                               ======     ======     ======

Interest income earned on loans to participants for the fiscal years ended December 30 was:

                                                      (in thousands)
                                                2000       1999       1998
                                                ----       ----       ----
Fidelity Funds:
Kodak Stock Fund                                $  0       $  0      $   8
Eastman Stock Fund                                 0          0         18
Fidelity Managed Income Portfolio                  0          0        261
Fidelity Fund                                      0          0         17
Fidelity Puritan Fund                              0          0         26
Fidelity Magellan Fund                             0          0         60
Fidelity Contrafund                                0          0         21
Fidelity International Growth & Income Fund        0          0          1
Fidelity U.S. Equity Index Portfolio               0          0          5
                                                ----       ----       ----
Total                                           $  0       $  0       $417
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

NOTE 5:  NET REALIZED AND UNREALIZED GAINS (LOSSES) FROM INVESTMENTS

Components of net realized and unrealized gains (losses) from investments and proceeds from sales of investments for the fiscal years ended on December 30 are:
                                          (in thousands)
                                      Unrealized    Net Realized
                          Realized       gains     and Unrealized   Proceeds
                       gains (losses)  (losses)    gains (losses)     from
                           from          from           from        sales of
                        investments   investments    investments   investments
                       -------------  -----------  --------------  -----------
        2000
Kodak stock             $ (13,395)    $(110,131)     $(123,526)    $  133,929
Other securities         (169,938)     (112,320)      (282,258)     1,806,074
                        ---------     ---------      ---------     ----------
                        $(183,333)    $(222,451)     $(405,784)    $1,940,003
                        =========     =========      =========     ==========
        1999
Kodak stock             $   5,976     $ (29,640)     $ (23,664)    $  203,097
Other securities           31,362       404,844        436,206      1,582,088
                        ---------     ---------      ---------     ----------
                        $  37,338     $ 375,204      $ 412,542     $1,785,185
                        =========     =========      =========     ==========
        1998
Boston Safe Kodak
  stock                 $  53,579     $  37,314      $  90,893     $  272,504
Fidelity Kodak stock        4,483            (2)         4,481         36,197
Fidelity Eastman stock     (3,062)           (5)        (3,067)        56,122
Other securities          (12,850)      170,507        157,657      1,327,463
                        ---------     ---------      ---------     ----------
                        $  42,150     $ 207,814      $ 249,964     $1,692,286
                        =========     =========      =========     ==========

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
              5 to 8 Year      8 to 20 Year     20 or More Year                       Lehman Brothers     S&P 500 Large
                 Time              Time              Time               Fixed            Aggregate           Stock
             Horizon Fund      Horizon Fund      Horizon Fund        Income Fund      Bond Index Fund      Index Fund
           ----------------   ---------------   ---------------   -----------------   ---------------   ----------------
             Unit               Unit              Unit              Unit                Unit              Unit
            Value    Units     Value    Units    Value    Units    Value     Units     Value   Units     Value    Units
  2000
  ----
Jan. 31    $14.3133  2,771    $15.3190  4,356   $15.9946  2,886   $19.2704  172,810   $11.7486  407     $32.9024  12,054
Feb. 29     14.4400  2,753     15.5611  4,225    16.3445  2,889    19.3821  169,953    11.8736  363      32.2633  11,547
Mar. 31     14.9055  2,754     16.1660  4,260    17.0441  3,112    19.5014  168,645    12.0087  371      35.4207  11,201
Apr. 28     14.6559  3,139     15.6631  4,242    16.3067  3,207    19.6226  167,869    11.9480  589      34.3662  11,319
May  31     14.5122  2,994     15.3692  4,209    15.8701  3,208    19.7442  167,204    11.9267  470      33.6561  11,183
June 30     14.8357  3,231     15.8326  4,204    16.4488  3,234    19.8622  165,999    12.1725  413      34.4839  11,028
July 31     14.7238  2,946     15.5093  4,196    15.9411  3,198    19.9853  165,598    12.2741  491      33.9386  10,940
Aug. 31     15.1623  3,167     16.1081  4,146    16.6975  3,146    20.1084  166,764    12.4572  557      36.0438  10,808
Sep. 29     14.8280  3,072     15.4323  4,045    15.6993  3,054    20.2283  165,669    12.5457  751      34.1459  10,714
Oct. 31     14.7932  2,831     15.2531  3,954    15.3888  2,915    20.3524  163,458    12.6371  633      34.0044  10,690
Nov. 30     14.3902  2,702     14.4757  3,948    14.2625  2,881    20.4731  161,737    12.8486  759      31.3312  10,707
Dec. 29     14.6074  2,651     14.7694  3,895    14.6059  2,841    20.5992  161,073    13.0880  786      31.4849  10,673

  1999
  ----
Jan. 29    $13.2426  2,996    $13.5606  3,961   $13.5859  1,988   $17.9081  182,612   $11.9787  671     $29.8373  12,732
Feb. 26     13.0004  3,165     13.2041  4,117    13.1413  2,049    18.0108  182,445    11.7659  619      28.9100  12,931
Mar. 31     13.2856  3,185     13.6324  4,188    13.7044  2,094    18.1249  183,968    11.8440  598      30.0644  13,084
Apr. 30     13.6152  3,175     14.2046  4,278    14.5134  2,179    18.2348  183,979    11.8736  578      31.2233  13,413
May  28     13.4491  3,235     13.9134  4,326    14.1338  2,222    18.3493  183,844    11.7614  564      30.4850  13,635
June 30     13.7766  3,231     14.4676  4,332    14.9092  2,245    18.4607  182,820    11.7214  570      32.1743  13,476
July 30     13.6651  3,234     14.3213  4,487    14.6941  2,355    18.5760  181,923    11.6614  520      31.1701  13,822
Aug. 31     13.6573  3,078     14.2927  4,520    14.6406  2,470    18.6923  183,302    11.6476  499      31.0158  13,714
Sep. 30     13.6126  3,052     14.1709  4,501    14.4256  2,519    18.8045  182,294    11.7804  493      30.1578  13,661
Oct. 29     13.9390  2,948     14.6326  4,464    14.9894  2,561    18.9209  180,368    11.8292  491      32.0669  13,393
Nov. 30     14.1361  2,876     14.9802  4,424    15.4798  2,574    19.0342  177,435    11.8338  465      32.7149  13,039
Dec. 30     14.5864  2,767     15.8123  4,427    16.6499  2,608    19.1481  176,875    11.8091  432      34.5385  12,468

                                                    BOSTON SAFE FUNDS

UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
             Non-U.S.         Russell 2000
              Stock           Small Stock           Kodak           PIMCO Total         MAS High           Fidelity
            Index Fund        Index Fund          Stock Fund        Return Fund        Yield Fund        Puritan Fund
          ---------------   ----------------   ----------------   ---------------   ----------------   ----------------
            Unit              Unit               Unit               Unit              Unit               Unit
           Value   Units     Value    Units     Value    Units     Value   Units     Value    Units     Value    Units
  2000
  ----
Jan. 31   $14.4818  681     $13.9815  2,074    $21.5389  17,217   $12.0219    685   $12.6229  1,106    $19.5946  4,174
Feb. 29    14.8314  671      16.2818  2,373     20.1454  16,368    12.1693    667    12.7399  1,095     18.9830  3,934
Mar. 31    15.3361  610      15.2094  2,621     19.1315  15,837    12.3473    715    12.5931  1,090     20.0213  3,768
Apr. 28    14.4853  599      14.3024  2,576     19.6663  14,915    12.3160  1,412    12.5408  1,128     20.0210  3,655
May  31    14.0998  597      13.4733  2,525     21.1016  14,897    12.3112  1,206    12.1802  1,036     20.1586  3,546
June 30    14.6312  588      14.6182  2,573     21.0186  14,600    12.5651    842    12.4954  1,106     20.1361  3,517
July 31    13.9621  578      14.1639  2,498     19.4570  14,862    12.6850    925    12.4008  1,037     20.2212  3,460
Aug. 31    14.0845  578      15.2364  2,431     22.1114  13,424    12.8842  1,156    12.4625    997     20.9049  3,437
Sep. 29    13.3368  573      14.7869  2,384     14.9744  15,831    12.9336  1,206    12.1530    979     21.0194  3,409
Oct. 31    12.9439  556      14.1397  2,406     16.3784  16,123    13.0153  1,094    11.7270    963     21.3309  3,393
Nov. 30    12.3594  555      12.6952  2,412     15.5068  15,358    13.2672  1,753    10.9610    935     20.8629  3,394
Dec. 29    12.7703  534      13.7799  2,441     14.5834  14,919    13.5398  1,882    11.3719  1,141     21.5904  3,367

1999
  ----
Jan. 29   $11.7925  425     $11.9458  2,135    $22.0780  17,016   $12.2141  1,005   $11.9727  1,276    $19.6571  5,957
Feb. 26    11.5155  419      10.9728  1,938     22.4585  17,059    11.9700  1,028    11.9588  1,242     19.3647  5,943
Mar. 31    12.0909  445      11.1401  1,825     21.7170  17,159    12.0731  1,045    12.1979  1,328     19.7599  5,934
Apr. 30    12.6796  484      12.1253  1,989     25.3129  15,310    12.1323  1,003    12.6122  1,280     20.4639  5,886
May  28    12.0939  488      12.3047  2,198     23.1953  15,853    12.0015    994    12.2586  1,228     19.8460  5,842
June 30    12.6891  510      12.8328  2,257     23.2391  16,161    11.9816    948    12.2580  1,227     20.4082  5,771
July 30    12.9600  492      12.4549  1,982     23.6597  15,748    11.9356    870    12.2693  1,215     19.9629  5,606
Aug. 31    13.0426  513      12.0018  1,906     25.2155  14,184    11.9454    833    12.1992  1,179     19.6558  5,501
Sep. 30    13.0760  538      11.9886  1,919     25.8517  14,207    12.0785    824    12.1847  1,187     19.2934  5,413
Oct. 29    13.5333  537      12.0402  1,853     23.7369  15,577    12.1180    796    12.2685  1,206     19.6863  5,242
Nov. 30    14.0703  549      12.7654  1,787     21.5500  16,262    12.1475    790    12.5244  1,180     19.7267  4,953
Dec. 30    15.3382  557      13.9790  1,895     22.7424  16,855    12.1133    763    12.6969  1,127     19.9852  4,657

                                                    BOSTON SAFE FUNDS

UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
            T. Rowe Price     Fidelity Growth        Putnam             Putnam                          T. Rowe Price
               Equity               and             Investors           Vista              PBHG          Small-Cap
             Income Fund        Income Fund           Fund               Fund          Growth Fund       Value Fund
           ----------------   ----------------   ---------------   ---------------   ---------------   ---------------
             Unit               Unit               Unit              Unit              Unit              Unit
            Value    Units     Value    Units     Value   Units     Value   Units     Value    Units    Value    Units
  2000
  ----
Jan. 31    $13.6470  1,778    $17.2656  4,115    $21.5391  4,085   $21.1776  2,282   $18.8153  2,951   $11.1211  1,861
Feb. 29     12.5407  1,682     16.8058  3,795     21.9557  3,998    26.2371  2,598    25.5228  4,400    11.6286  1,757
Mar. 31     13.9444  1,694     18.1643  3,660     23.7313  4,037    26.3341  3,072    23.3260  5,311    11.5713  1,710
Apr. 28     14.0641  1,974     17.8069  3,695     22.1934  4,046    24.3029  3,034    19.6756  4,848    11.8060  1,772
May  31     14.7239  1,946     17.5609  3,675     21.2633  4,090    22.3685  3,069    17.8522  4,822    11.7677  1,820
June 30     13.9660  1,792     18.2023  3,676     22.3953  4,121    25.2265  3,198    21.3429  5,197    12.2562  1,875
July 31     14.1407  1,710     18.0173  3,647     22.0255  4,103    23.6935  3,294    19.8532  5,007    12.2814  1,984
Aug. 31     14.8403  1,713     18.9057  3,657     23.7772  4,111    26.7095  3,349    23.4072  5,054    13.0238  2,067
Sep. 29     14.9260  1,700     18.4404  3,635     22.0725  4,075    26.2956  3,493    21.4927  4,897    13.1188  2,178
Oct. 31     15.6656  1,772     18.5426  3,657     21.1305  4,005    24.2641  3,562    19.6409  5,012    12.7505  2,247
Nov. 30     15.5078  1,949     17.5589  3,664     18.4606  3,958    19.2408  3,632    14.1647  4,940    12.3822  2,215
Dec. 29     16.2467  1,957     17.7094  3,672     18.7302  3,918    20.8136  3,552    14.4894  4,812    13.3942  2,252

  1999
  ----
Jan. 29    $13.4967  2,576    $16.5865  5,010    $18.4616  3,058   $14.7660  1,362   $ 9.9971  1,272   $10.7800  2,652
Feb. 26     13.3909  2,469     16.2750  5,081     17.7950  3,408    13.7831  1,382     8.9889  1,202    10.1557  2,477
Mar. 31     13.7549  2,423     16.6917  5,236     18.5792  3,756    14.7753  1,445     9.3908  1,107     9.8928  2,393
Apr. 30     15.2731  2,354     17.1060  5,289     18.6376  4,307    15.1416  1,518     8.9804  1,044    10.7201  2,348
May  28     15.1551  2,378     16.6685  5,221     17.8284  4,275    14.8170  1,630     9.2941    977    10.9877  2,412
June 30     15.5766  2,370     17.4783  5,128     19.3250  4,178    15.8631  1,616    10.4736    993    11.5409  2,374
July 30     15.2386  2,465     16.9503  5,055     18.7536  4,185    15.4306  1,644    10.3274  1,058    11.4062  2,366
Aug. 31     14.7774  2,507     16.7163  4,953     18.4085  4,120    15.3868  1,664    10.5951  1,047    11.0618  2,303
Sep. 30     14.2471  2,471     16.3223  4,894     18.3483  4,011    15.2159  1,686    11.4410  1,205    10.8806  2,239
Oct. 29     14.7144  2,420     17.1507  4,815     19.6614  3,950    16.5230  1,710    12.4763  1,237    10.6761  2,191
Nov. 30     14.4823  2,309     17.3124  4,636     20.4771  3,927    18.0745  1,806    14.4554  1,772    10.8678  2,064
Dec. 30     14.2846  2,064     18.0329  4,373     22.7680  3,938    21.3369  1,908    18.5104  2,040    11.0582  1,993

                                                    BOSTON SAFE FUNDS

UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                               Putnam OTC           MAS            RogersCasey            MFS             Putnam
           Skyline Special     & Emerging           Value            Smaller         Institutional        Voyager
             Equity Fund       Growth Fund          Fund           Stock Fund        Research Fund         Fund
           ---------------   ---------------   ---------------   ----------------   ---------------   ---------------
             Unit              Unit              Unit              Unit               Unit              Unit
            Value    Units    Value    Units    Value    Units    Value     Units    Value   Units     Value    Units
  2000
  ----
Jan. 31    $10.4531    997   $27.8730  4,473   $10.6832  1,198   $40.2474   8,120   $17.4053  758     $23.0378  3,370
Feb. 29     10.2347    888    35.9490  5,535    10.0099  1,105    43.4365   7,940    18.5156  735      25.6822  3,602
Mar. 31     11.2428    861    30.4363  5,477    11.5367  1,301    45.5371   7,818    19.9686  880      26.2152  3,846
Apr. 28     11.3448    864    21.5632  5,104    12.1437  1,681    44.4006   7,725    19.1769  844      23.8031  3,866
May  31     11.2968    871    18.7794  5,380    11.8488  1,464    43.0696   7,663    18.5858  835      22.2473  3,848
June 30     11.6646    817    24.0580  5,592    11.0308  1,250    45.6066   7,624    19.5189  842      23.9975  3,905
July 31     12.0323    905    22.1595  5,649    11.3816  1,212    45.6604   7,599    19.2708  844      23.2082  3,895
Aug. 31     12.6044    977    25.0285  5,340    12.1160  1,241    49.3937   7,621    21.1491  930      25.1688  3,884
Sep. 29     12.6178  1,012    22.3924  4,676    12.2685  1,279    48.0000   7,622    19.9672  928      23.2075  3,794
Oct. 31     12.5018    967    19.1135  5,566    13.3708  1,538    46.7278   7,535    19.3407  905      22.2379  3,791
Nov. 30     12.1065  1,017    12.0678  5,488    13.1984  1,796    42.7728   7,466    17.1666  888      19.6007  3,787
Dec. 29     13.4554  1,110    13.3492  5,334    14.1868  2,039    45.7690   7,395    17.5818  879      19.8140  3,750

  1999
  ----
Jan. 29    $12.1552  1,848   $12.8711  1,326   $11.4310  1,862   $35.1542  11,408   $15.1648  767     $15.9670  1,682
Feb. 26     11.4083  1,706    11.5653  1,285    11.3249  1,713    32.6442  10,981    14.6408  812      15.2242  1,806
Mar. 31     11.0222  1,573    12.8350  1,304    11.5519  1,629    32.9764  10,569    14.9856  809      16.0976  1,877
Apr. 30     11.9380  1,597    13.4275  1,423    12.9415  1,894    35.9043  10,013    15.2909  791      16.5961  2,172
May  28     12.3608  1,670    12.6732  1,433    13.0963  1,757    36.1937   9,729    15.0137  788      16.1306  2,218
June 30     12.7014  1,539    14.0613  1,434    13.3165  1,773    38.1030   9,533    16.0494  809      17.3573  2,249
July 30     12.2395  1,510    13.8163  1,556    12.8540  1,740    37.2965   9,367    15.6044  834      16.8224  2,382
Aug. 31     11.4238  1,434    14.3040  1,601    12.1946  1,689    35.9905   9,187    15.3766  834      16.6484  2,411
Sep. 30     11.1073  1,381    15.0706  1,822    11.1894  1,617    35.5124   9,052    14.9910  827      16.9337  2,467
Oct. 29     10.6960  1,322    17.6304  2,125    11.5937  1,601    36.0838   8,878    15.8488  793      18.3973  2,530
Nov. 30     10.8723  1,206    20.7598  2,911    11.2957  1,500    37.8432   8,578    16.6374  804      20.0106  2,764
Dec. 30     10.6580  1,138    26.7575  3,297    11.4137  1,370    41.2165   8,342    18.1271  793      23.4974  3,026

                                                    BOSTON SAFE FUNDS

UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                                                                                                        Morgan Stanley
                Cohen                           T. Rowe Price                        T. Rowe Price       Dean Witter
              & Steers         First Eagle        Blue Chip        T. Rowe Price       Science &        Institutional
             Realty Fund     Fund of America     Growth Fund       New Era Fund     Technology Fund   Int'l. Equity Fund
           ---------------   ---------------   ---------------   ----------------   ---------------   ------------------
             Unit              Unit              Unit              Unit               Unit               Unit
            Value    Units    Value   Units     Value    Units    Value   Units      Value    Units     Value    Units
  2000
  ----
Jan. 31    $10.0425    575   $16.3653  1,216   $18.6304  3,118   $11.3106  276     $26.8071   9,554    $15.0393  3,519
Feb. 29      9.7913    499    16.2643  1,098    18.8257  3,074    10.8393  258      32.1034   9,851     14.9734  3,385
Mar. 31     10.3143    491    16.6911  1,041    20.4564  3,208    12.2413  332      31.6355  10,348     16.0368  3,252
Apr. 28     10.6773    703    15.9200    992    19.8312  3,322    12.3616  440      28.2172  10,335     15.8566  3,180
May  31     10.7804    789    16.0286    957    19.3965  3,292    13.1556  857      24.8338  10,419     16.3883  3,252
June 30     11.1670    881    16.1792    943    20.5665  3,380    12.5967  611      27.5886  10,554     17.3371  3,342
July 31     12.2521  1,710    16.0449    917    20.1690  3,436    12.4103  389      26.3730  10,182     16.8868  3,318
Aug. 31     11.8450  1,176    16.6981    898    21.8736  3,591    13.3794  510      31.3392   9,948     16.9111  3,295
Sep. 29     12.3747  1,296    16.5386    886    20.7719  3,561    13.2588  497      27.5559   9,810     16.3627  3,230
Oct. 31     11.8032  1,020    16.8149    881    20.3002  3,541    12.9462  428      25.3299  10,347     16.4769  3,209
Nov. 30     12.0802  1,020    16.5968    920    18.3356  3,571    12.7654  428      18.4187  10,556     16.5749  3,216
Dec. 29     12.8857  1,338    17.2808    918    18.7545  3,544    14.3697  508      18.6578  10,579     17.5422  3,243

  1999
  ----
Jan. 29    $ 9.7050    764   $16.0901  1,578   $16.5187  2,945   $ 9.3694  194     $15.9705   3,846    $13.7174  3,647
Feb. 26      9.7306    726    15.5942  1,629    16.0618  3,050     9.2543  170      14.2913   4,173     13.3855  3,567
Mar. 31      9.5765    695    15.9736  1,610    16.6640  3,156    10.3239  276      15.8946   4,338     13.9118  3,611
Apr. 30     10.7320    796    16.8411  1,662    17.0827  3,364    11.9476  389      16.0399   5,247     14.7015  3,561
May  28     10.9969    783    16.9120  1,749    16.5994  3,382    11.3939  351      16.2527   5,365     14.1287  3,572
June 30     10.7623    700    17.7722  1,812    17.6210  3,377    11.8716  343      18.4623   5,804     14.6624  3,624
July 30     10.2452    669    17.5491  1,934    17.0277  3,353    11.8810  350      18.4426   6,929     15.2219  3,620
Aug. 31     10.0386    645    16.4974  1,862    16.8381  3,347    11.8998  426      19.4419   7,330     15.2664  3,693
Sep. 30      9.7842    643    15.9074  1,798    16.5174  3,316    11.8394  453      19.9129   7,842     15.1374  3,722
Oct. 29      9.4746    635    15.8601  1,741    17.6856  3,242    11.6944  390      21.1998   8,039     15.2649  3,682
Nov. 30      9.5229    573    15.9060  1,541    18.0673  3,191    11.5195  314      23.8280   9,239     15.6263  3,702
Dec. 30     10.1339    578    17.0282  1,346    19.1715  3,118    11.7823  281      28.1394   9,316     16.0057  3,605

                                                    BOSTON SAFE FUNDS

UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                Russell            Acorn          State Street       Templeton          Matthews
             International     International     Emerging Mkts.      Developing         Pacific         Scudder Latin
              Stock Fund           Fund            Index Fund       Markets Fund       Tiger Fund I     America Fund
           ----------------   ---------------   ---------------   ----------------   ---------------   ---------------
             Unit               Unit              Unit              Unit               Unit              Unit
            Value    Units     Value   Units     Value   Units     Value    Units     Value   Units     Value    Units
  2000
  ----
Jan. 31    $18.2159  2,500    $20.2668  1,280   $10.1697  438     $ 9.8426    893    $ 9.5491    661   $11.7454    600
Feb. 29     19.3155  2,764     23.5250  1,259    10.3897  394       9.4788    829      9.8702    605    12.4397    592
Mar. 31     19.3266  2,513     22.7992  1,206    10.2117  344       9.5791    766     10.3034    253    12.8379    555
Apr. 28     18.0958  2,380     20.1450  1,593     9.3971  324       8.7763    747      9.2151    461    11.4533    499
May  31     17.5467  2,365     18.6478  1,597     8.9862  323       8.1062    738      8.6597    499    10.6906    502
June 30     18.3800  2,337     19.5656  1,619     9.2094  318       8.7030    734      9.5750    455    12.0747    487
July 31     17.6558  2,324     19.3208  1,652     8.7198  309       8.3582    703      9.3127    444    12.0550    544
Aug. 31     17.8672  2,289     19.7557  1,631     8.7689  289       8.5104    698      9.3426    459    12.4676    542
Sep. 29     16.8709  2,223     18.7479  1,599     8.0185  267       7.6612    707      8.4745    416    11.5981    488
Oct. 31     16.2544  2,187     17.3527  1,470     7.3943  273       7.0177    684      7.6263    506    11.0442    474
Nov. 30     15.7088  2,169     15.9401  1,336     6.7000  276       6.6462    676      7.1722    386    10.0339    463
Dec. 29     16.3113  2,173     16.2738  1,242     6.8401  275       7.0308    667      6.9485    488    10.6686    445

  1999
  ----
Jan. 29    $13.2400  2,459    $11.6205    790   $ 6.3948  120     $ 6.4291    635    $ 5.4405  1,662   $ 7.3310    515
Feb. 26     12.8893  2,384     11.2708    724     6.4042  115       6.4685    597      5.4156  1,498     7.8148    550
Mar. 31     13.4538  2,364     11.4882    711     7.1941  180       7.4073    708      5.9207  1,165     9.5558    893
Apr. 30     14.2872  2,325     12.1749    690     8.1056  322       8.7891  1,249      7.2510  1,110    10.6952  1,037
May  28     13.6447  2,321     12.2506    803     7.8743  419       8.5968  1,346      6.8246  1,003    10.1604    859
June 30     14.4917  2,312     13.2643  1,087     8.8168  600       9.2908  1,952      7.6465    987    10.5721  1,088
July 30     14.9692  2,254     13.7356    934     8.5953  519       8.8671  1,211      7.6386    942     9.6841    713
Aug. 31     15.1389  2,247     14.1300  1,182     8.6427  569       8.4764  1,145      7.6830    918     9.2811    659
Sep. 30     15.1759  2,220     14.3653  1,596     8.2852  584       8.1586  1,211      7.3613    911     9.4359    623
Oct. 29     15.7058  2,181     14.9846  1,907     8.4161  688       8.4028  1,322      7.7495    903     9.6778    689
Nov. 30     17.0798  2,221     17.2279  1,482     9.1064  545       9.0040  1,043      8.8178    885    10.9379    603
Dec. 30     19.1466  2,284     20.2506  1,393    10.1747  473      10.2662    955     10.0428    794    12.5719    590

NOTE 7:  SIGNIFICANT INVESTMENTS

The following table represents investments having a value equal to or greater than 5% of net assets at December 30, 2000:
(in thousands)

                                               Principal             Fair or
                        Maturity    Interest   Amount or             Contract
    Investment            Date        Rate    Shares/Units   Cost     Value
    ----------          ----------  --------  ------------   ----    --------
Principal Mutual Life
  Ins. #4-20445-2       11/15/2007     7.7%   $454,627   $ 454,627   $ 454,627
Kodak S&P 500 Fund         N/A         N/A      12,328     311,192     388,228
                                                         ---------   ---------
  TOTAL                                                  $ 765,819   $ 842,855
                                                         =========   =========

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

NOTE 9:  RELATED PARTY TRANSACTIONS

During 1998, certain Plan investments were shares of mutual funds managed by Fidelity Investments. Fidelity Management Trust Company was the trustee for ECC participants until September 1998; therefore, these transactions constitute related party transactions. Fees paid by the Plan to Fidelity Investments for management services amounted to $41,000 for the fiscal year ended December 30, 1998.

NOTE 10:  RISKS AND UNCERTAINTIES

Investment securities are exposed to various risks, such as interest rate and market. Due to the level of risk associated with certain investments and the level of uncertainty related to changes in the value of investments, it is at least reasonably possible that changes in risk in the near term could have materially affected participants' account balances and the amounts reported in the statement of net assets available for benefits and the statement of changes in net assets available for benefits.



* * * * *

                                                                Schedule I

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
BOSTON SAFE FUNDS
5 TO 8 YEAR TIME HORIZON FUND

Kodak GIC Fund                        512          $ 10,001          $ 10,460
Kodak Russell 2000 Fund               150             2,102             2,074
Kodak EAFE Equity Index               228             3,287             3,162
Kodak Lehman Aggregate Fund           817             9,932            10,706
Kodak S&P 500 Fund                    353            11,604            11,129
Kodak Stock Fund                       25               469               342
Kodak Emerging Mkts. Index            114               935               780
                                                   --------          --------
     Total                                         $ 38,330          $ 38,653
                                                   ========          ========
Percent of Net Assets                                                    0.7%

8 TO 20 YEAR TIME HORIZON FUND

Kodak GIC Fund                        345          $  6,190           $ 7,051
Kodak Russell 2000 Fund               446             5,554             6,150
Kodak EAFE Equity Index               846            10,858            11,721
Kodak Lehman Aggregate Fund           550             6,341             7,213
Kodak S&P 500 Fund                    686            18,810            21,630
Kodak Stock Fund                       73             1,424             1,016
Kodak Emerging Mkts. Index            422             3,398             2,893
                                                   --------          --------
     Total                                         $ 52,575          $ 57,674
                                                   ========          ========
Percent of Net Assets                                                    1.0%

20 OR MORE YEAR TIME HORIZON FUND

Kodak Russell 2000 Fund               480          $  6,244           $ 6,618
Kodak EAFE Equity Index               759            10,362            10,509
Kodak S&P 500 Fund                    609            18,062            19,191
Kodak Stock Fund                       78             1,549             1,093
Kodak Emerging Mkts. Index            606             5,083             4,148
                                                   --------          --------
     Total                                         $ 41,300          $ 41,559
                                                   ========          ========
Percent of Net Assets                                                    0.7%

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                     Maturity          Interest      Contract
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
FIXED INCOME FUND

Group Annuity Contracts
  Aetna Life Insurance Co.       01/03/01-04/01/03   6.72%- 9.25%   $  284,643
  Bankers Trust                      12/31/02           7.58%          135,378
  CDC Capital                        03/31/04           6.21%           88,352
  Continental Assurance Co.          03/01/01           8.86%           19,497
  John Hancock Mutual Life
   Insurance Co.                 07/02/01-03/31/08   6.21%-10.10%      499,710
  Metropolitan Life Insurance Co. 1/12/02-01/15/08   5.08%- 7.34%      321,597
  Monumental Life Insurance Co.      02/15/06           5.72%          108,469
  New York Life Insurance Co.    12/31/04-10/01/07   7.15%- 8.39%      291,842
  Principal Mutual Life
   Insurance Co.                 11/23/03-11/01/08   6.31%- 7.70%      963,346
  The Prudential Life Insurance
   Co. of America                12/31/03-10/02/06   7.75%- 7.97%      539,149
  Travelers Insurance Company        07/01/10           7.60%           58,806
                                                                    ----------
     Total                                                          $3,310,789
                                                                    ==========
Percent of Net Assets                                                    59.6%

                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
Common/Collective Trusts
  TBC Inc. Daily Liquidity Fund   $10,154          $ 10,154          $ 10,154
                                                   ========          ========
Percent of Net Assets                                                    0.2%


LEHMAN BROTHERS AGGREGATE BOND
INDEX FUND

Kodak Lehman Aggregate Fund           811          $ 10,324          $ 10,617
                                                   ========          ========
Percent of Net Assets                                                    0.2%

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
S&P 500 LARGE STOCK INDEX FUND

Kodak S&P 500 Fund                 10,680          $262,716          $336,278
                                                   ========          ========
Percent of Net Assets                                                    6.1%

NON-U.S. STOCK INDEX FUND

Kodak EAFE Equity Index               444          $  6,760          $  6,144
Kodak Emerging Mkts. Index             99               900               674
                                                   --------          --------
     Total                                         $  7,660          $  6,818
                                                   ========          ========
Percent of Net Assets                                                    0.1%

RUSSELL 2000 SMALL STOCK INDEX
FUND

Kodak Russell 2000 Fund             2,412          $ 32,392          $ 33,243
                                                   ========          ========
Percent of Net Assets                                                    0.6%

KODAK STOCK FUND

Eastman Kodak Company Common
  Stock                             5,349          $317,111          $208,174
                                                   ========          ========
Percent of Net Assets                                                    3.7%

Common/Collective Trust
TBC Inc. Daily Liquidity Fund     $ 7,250          $  7,250          $  7,250
                                                   ========          ========
Percent of Net Assets                                                    0.1%

PIMCO TOTAL RETURN FUND

PIMCO Funds Pac.
  Investment Mgmt. Ser.             1,737          $ 17,768          $ 18,044
                                                   ========          ========
Percent of Net Assets                                                    0.3%

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
MAS HIGH YIELD FUND

MAS Funds High Yield
  Securities Portfolio              1,585          $ 13,007          $ 10,779
                                                   ========          ========
Percent of Net Assets                                                    0.2%

FIDELITY PURITAN FUND

Fidelity Puritan Tr
  Puritan Fund                      3,862          $ 68,823          $ 72,714
                                                   ========          ========
Percent of Net Assets                                                    1.3%

T. ROWE PRICE EQUITY INCOME
FUND

T. Rowe Price Equity
  Income Fund                       1,284          $ 31,813          $ 31,666
                                                   ========          ========
Percent of Net Assets                                                    0.6%

FIDELITY GROWTH AND INCOME FUND

Fidelity Securities Fund
  Growth & Income Portfolio         1,544          $ 64,256          $ 65,002
                                                   ========          ========
Percent of Net Assets                                                    1.2%

PUTNAM INVESTORS FUND

Putnam Investors Fund Inc.
  CL                                4,750          $ 73,440          $ 73,482
                                                   ========          ========
Percent of Net Assets                                                    1.3%

PUTNAM VISTA FUND

Putnam Vista Fund Inc. CL           5,544          $ 93,975          $ 74,129
                                                   ========          ========
Percent of Net Assets                                                    1.3%

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
PBHG GROWTH FUND

PBHG Funds Inc. Growth Fund         2,256          $110,948          $ 70,153
                                                   ========          ========
Percent of Net Assets                                                    1.3%


T. ROWE PRICE SMALL-CAP VALUE
FUND

T. Rowe Price Small Cap. Value
  Fund Inc. Cap. Stk.               1,668          $ 33,261          $ 31,931
                                                   ========          ========
Percent of Net Assets                                                    0.6%


SKYLINE SPECIAL EQUITY FUND

Skyline Fund Special
  Equities Portfolio                  748          $ 14,189          $ 14,771
                                                   ========          ========
Percent of Net Assets                                                    0.3%


PUTNAM OTC & EMERGING GROWTH
FUND

Putnam OTC & Emerging
  Growth Fund CL                    5,567          $129,545          $ 78,880
                                                   ========          ========
Percent of Net Assets                                                    1.4%


MAS VALUE FUND

MAS Funds Value Portfolio           1,940          $ 26,332          $ 28,650
                                                   ========          ========
Percent of Net Assets                                                    0.5%


             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND

Common Stocks
  AAR Corp.                            43          $    584          $    538
  ADC Telecommunications Inc.          51               384               921
  Aaron Rents Inc. Com.                56               773               787
  Abiomed Inc.                         14               363               337
  About.com Inc. Com.                   9               275               237
  Abrams Inds. Inc.                     1                 8                 5
  Aceto Corp.                           3                35                28
  Act Mfg. Inc. Com.                    9               290               147
  Actel Corp. Com.                      1                26                19
  Active Power Inc.                     5               179               103
  Activision Inc.                      17               244               262
  Acxiom Corp. Com.                    30               484             1,153
  Adtran Inc.                           1                15                17
  Advent Software Inc.                  9               408               361
  Advo Inc.                             9               359               386
  Aeroflex Inc.                         8               115               222
  Aetna Inc. Com. New                  58             1,979             2,382
  Affymetrix Inc. Oc. Cap. Stk.         3               189               194
  Agile Software Corp. Del. Com.        7               340               331
  Agribrands Intl. Inc. Com.            1                13                16
  Airgate Pcs. Inc. Com.               23               612               820
  Airnet Sys. Inc. Com.                 3                15                12
  Alamosa Pcs. Holdgs. Inc. Com.       51               795               407
  Alaska Air Group Inc.                 2                40                45
  Albany Intl. Corp. CL A              26               458               350
  Alberto Culver Co. CL A              10               224               364
  Alexion Pharmaceuticals Inc.          4               366               234
  Alkermes Inc. Com.                    9               248               279
  All Amern Semi Conductor Inc.
    Com. New                            2                29                15
  Alleghany Energy Inc. Com.            3               111               130
  Allen Organ Co. CL B                  1                36                32
  Allen Telecom Inc. Com.              21               186               375
  Alliance Atlantic Commns. Inc.
    CL B                                6                78                87
  Alliance Semiconductor Corp.          1                21                 9

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Alliant Energy Corp. Com.            10               289               312
  Alpha Inds. Inc.                      6               275               207
  Alpharma Inc. CL A Com.              23               866             1,027
  Ambanc Hldg. Inc.                     1                16                15
  Ambassadors International             1                14                15
  AMB PPTYS. Corp. Com.                 3                59                75
  Amerco Inc. Com.                      1                10                10
  America First Mtg. Ivts. Inc. Com.    1                 2                 2
  American Biltrite Inc.                2                42                26
  American Business Finl. Svcs. Inc.
    Com.                                2                20                 9
  American Eagle Outfitters New        14               433               591
  American Financial Group Inc. Ohio
    Com.                                2                41                42
  American Finl. Hldgs. Inc. Com.      32               404               662
  American Natl. Ins. Co.               9               511               628
  American Std. Cos. Inc. Del.         34             1,486             1,682
  Americredit Corp. Com.               35               570               965
  Amerisource Health Corp. CL A         3               152               172
  Ameron International Corp.            2                75                60
  Amli Residential PPTYS. Tr.
    Sh. Ben. Int.                      12               290               304
  Ampco Pittsburgh Corp.                6                75                66
  Amphenol Corp. New CL A              16               955               627
  Amplicon Inc.                         5                72                53
  Amrep Corp.                           3                19                13
  Analogic Corp. Com.                   3                93               111
  Andersons Inc. Com.                   1                 8                 7
  Andrx Group                           9               460               492
  Angelica Corp. Com.                   4                29                34
  Anixter Int'l. Inc. Com.             15               350               324
  Annaly Mtg. Mgmt. Inc. Com.           1                 1                 1
  AnnTaylor Stores Corp. Com.           1                13                17
  Annuity and Life RE Hldgs.           10               188               319
  Aon Corp. Com.                       82             1,864             2,808
  Arden Group Inc. CL A                 3                75               123

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Arena Pharmaceuticals Inc. Com.      11               245               175
  Argosy Gaming Co. Com.                2                37                42
  Arrow Electrs. Inc. Com              37               905             1,053
  Arrow Int'l. Inc. Com.                1                15                19
  Ashland Inc.                         44             1,539             1,576
  Associated Matls. Inc. Com.           6                93                94
  Asta Fdg. Inc. Com.                   2                12                 9
  Astoria Finl. Corp. Com.             37             1,116             1,982
  Atalanta Sosnoff Cap. Corp.           4                30                38
  Atlas Air Inc.                       14               462               444
  AT&T Corp. Com.                     143             2,756             2,476
  AT&T Corp. Com. Liberty Media A      18               127               244
  Aurora Biosciences Corp. Com.         2                64                53
  Autodesk Inc. Com.                   11               290               286
  Avalonbay Cmntys. Inc. Com.           9               427               466
  Avant Corp. Com.                     16               230               300
  Avista Corp. Com.                     1                11                10
  AXT Inc. Com.                         2                64                66
  Aztar Corporation                    26               391               340
  BHA Group Holdgs. Inc.                1                 1                 1
  BISYS Group Inc. Com.                54             1,482             2,804
  BMC Inds. Inc. Minn. Com.             3                15                14
  BNCCORP Inc.                          2                14                 9
  Baker J. Inc. Com.                   30               196               137
  Baldwin Technology Inc. CL A         21                89                31
  Ball Corp. Com.                      10               279               461
  Ballys Total Fitness Hldg. Corp.      2                72                71
  Banc West Corp. New Com.             20               400               517
  Bank UTD Corp. Com.                   5               132               314
  BankNorth Group Inc. New             40               563               792
  Banta Corp.                          13               229               330
  Barnwell Inds. Inc.                   1                 9                10
  Barr Labs Inc.                       23             1,127             1,670
  Barra Inc.                           13               466               594
  Barrett Res. Corp. Com.               3                77               182

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Beazer Homes USA Inc.                 2                52                84
  Bed Bath & Beyond Inc. Com.          52               520             1,159
  Bell & Howell Co. New                34               667               553
  Bell Inds. Inc.                      11               157                26
  Belo Corporation                     40               719               640
  Berkley W. R. Corp. Com.              1                 7                 9
  Berkshire Bancorp Inc. Del. Com.      1                32                26
  Berlitz Intl. Inc. New                1                23                10
  Beverly Enterprises Inc. Com. New    62               270               510
  Bindley Westn. Inds. Inc. Com.        8               209               337
  Bio Rad Labs Inc. CL A               14               300               432
  Biosite Diagnostics Inc. Com.        13               307               518
  Black Hawk Gaming & Dev. Inc.         1                 6                 5
  Blyth Inc. Com.                      40               995               963
  Bogen Communications Intl. Inc.
    Com.                                1                 6                 5
  Boston Communications Group Inc.      2                22                45
  Bostonfed Bancorp Inc. Com.           4                56                81
  Bowater Inc. Com.                    20             1,009             1,127
  Bowne & Co. Inc. Com.                47               574               492
  Brady Corporation CL A Com.           1                29                34
  Brandywine Rlty Tr. Sh. Ben. Int.
    New                                16               304               337
  Brinker Intl. Inc. Com.               2                59                89
  Brunswick Corp. Com.                 44               865               727
  Brush Engineered Materials Inc.       5                78                91
  Burlington Coat Factory Whse.
    Corp. Com.                         40               489               754
  Burlington Inds. Inc. New
    Com.                              148             1,283               259
  Bush Inds. Inc. Com.                 57               913               657
  Butler Mfg. Co. Del.                  1                31                28
  C & D Technologies Inc. Com.          3               128               121
  CBL & Assoc. PPTYS Inc. Com.          2                40                43
  CBRL Group Inc. Com.                 49               637               888
  C Cube Microsystems Inc. Com.
    New                                 3                57                42

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  CDI Corp. Com.                        6               180                82
  CDW Computer Ctrs. Inc. Com.         30               697               836
  CH Energy Group Inc. Com.             1                41                49
  C H Robinson Worlwide Inc.           49               669             1,540
  CPAC Inc.                             3                20                16
  CSG Sys. Intl. Inc.                  23               960             1,084
  CV Therapeutics Inc. Com.             1                94                99
  Cal Dive Int'l Inc. Com.             13               322               335
  Cambrex Corp. Com.                    2                56               100
  Cambridge Technology Partners
    Mass. Inc. Com.                    20               280                54
  Cameron Financial Corp.               1                10                14
  Capital Corp. of the West Com.        1                14                14
  Capstone Turbine Corp. Com.           7               246               193
  Carlisle Cos. Inc. Com.              15               544               644
  Catalina Mktg. Corp. Com.            39               819             1,534
  Catalyst Semiconductor Inc.           9                78                35
  Cato Corp. CL A                      12               127               159
  Celgene Corp.                        22             1,085               708
  Center Tr. Inc. Com.                 19               101                90
  Centex Corp. Com.                     2                86                90
  Central Garden & Pet Co. Com.         7                50                45
  Cerner Corp.                         12               350               555
  Charming Shoppes Inc. PA Com.        23               122               139
  Chart House Enterprises Inc.
    Com.                               33               182               134
  Charter Communications Inc. Del.
    CL A                               45               652             1,014
  Checkfree Corp. New Com.              4               198               157
  Chris Craft Inds. Inc. Com.           6               240               432
  Christopher & Banks Corp. Com.        1                33                37
  Chromcraft Revington Inc.             4                42                37
  Cinar Corp. CL B                     39             1,021               134
  Cinergy Corp. Com.                    4               108               151
  Citizens Finl. Corp. KY CL A          1                 9                 7
  Claires Stores Inc. Com.             18               296               314

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Clarcor Inc.                         22               387               455
  Cleveland Cliffs Inc. Com.            2                51                45
  Cobra Electrs. Corp.                  1                 6                 5
  Cole Kenneth Prodtns. Inc. CL A       1                23                30
  Colonial Bancgroup Inc. Com.         40               409               432
  Commercial BK NY                      2                27                26
  Commercial Fed. Corp. Com.            7               140               138
  Commonwealth Bancorp Inc. Com.        5                69                76
  Commscope Inc. Com.                  28               706               460
  Community Finl. Group Inc.            1                22                15
  Community Health Sys. Inc. New
    Com.                                9               265               325
  Community First Bkg. Co. GA Com.      2                36                40
  Community TR Bancorp Inc. Com.        1                13                10
  Complete Business Solutions Inc.
    Com.                               15               241               158
  Compucredit Corp. Com.               20               421               362
  Computer Network Technology Co.       1                27                26
  Computer Task Group Inc. Com.        33               418               128
  Computer Horizons Corp. Com.         19               222                46
  Concord Camera Corp.                  1                12                 7
  Concord EFS Inc. Com.                50               548             2,184
  Conseco Inc. Com.                    34               301               446
  Constellation Brands Inc. CL A       11               441               629
  Continental Matls. Corp. Com.         1                 9                13
  Coors Adolph Co. CL B                 7               459               594
  Coorstek Inc. Com.                   16               317               513
  Corn Prods. Intl. Inc. Com.          14               375               404
  Cornerstone Rlty. Income TR Inc.
    Com.                               19               196               203
  Corporate Executive Bd. Co. Com.     27               840             1,066
  Corporate Office PPTYS TR Com.        7                52                71
  Corrpro Companies Inc.               10                68                29
  Corus Bankshares Inc.                 8               255               386
  Cost Plus Inc. Calif.                11               322               320
  Countrywide Cr. Inds. Inc. Com.      30             1,065             1,518

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Coventry Health Care Inc. Com.       17               120               456
  Cox Radio Inc. CL A                   9               228               212
  Crane Co.                             8               184               227
  Credence Sys. Corp.                  10               222               230
  Critical Path Inc. Com.               4               176               117
  Crompton Corp. Com.                  38               337               399
  Cubic Corp. Com.                      1                22                31
  Curtiss Wright Corp.                  2                63                79
  Cyberoptics Corp.                     1                 5                 5
  Cymer Inc. Com.                       5               158               129
  Cytyc Corp. Com.                      1                22                25
  DDI Corp. Com.                       10               311               278
  D R Horton Inc.                       4                58                86
  Dain Rauscher Corp. Com.              6               315               568
  Dallas Semiconductor Corp.           17               290               441
  Danaher Corp. Com.                   23               515             1,593
  Darden Restaurants Inc.              30               501               686
  Datascope Corp.                       6               185               188
  Davita Inc. Com.                     34               266               577
  Del Global Technologies Corp.         1                 1                 0
  Dendrite International Inc.          53             1,249             1,179
  Dentsply Int'l. Inc. Nnew Com.       15               414               587
  Department 56 Inc. Com.              12               274               138
  Devry Inc. Del. Com.                 30               553             1,129
  Dewolfe Cos. Inc.                     2                11                16
  Diageo PLC Sponsored ADR New         92             2,560             4,082
  Diagnostic Prods. Corp. Com.          1                13                22
  Dial Corp. New Com.                  20               258               219
  Diebold Inc.                         10               281               317
  Digex Inc. Del. CL A Com.             4               267                92
  Digital Think Inc. Com.              60               757             1,015
  Diodes Inc.                           3                53                33
  Direct Focus Inc. Com.                7               251               242
  Docent Inc. Com.                     11               156                95
  Documentum Inc. Com.                  6               255               288
  Dollar Thrifty Automotive Group
    Inc. Com.                          15               295               289

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Dollar Tree Stores Inc.               8               171               196
  Domtar Inc.                           1                 1                 1
  Doral Financial Corp.                27               307               653
  Dun & Bradstreet Corp. Del. New      13               217               336
  Dyax Corp. Com.                       9               273               195
  EOG Res. Inc. Com.                    1                25                33
  E Piphany Inc. Com.                   7               342               375
  ESS Technology Inc. Com.              7                83                33
  Eaton Vance Corp. Non Vtg.
    Com.                               27               487               871
  Ebay Inc. Com.                        5               346               172
  Echostar Communications Corp.
    New CL A                           15                95               332
  Edelbrock Corp.                       1                 9                 9
  Edison Ctl. Corp.                     1                 6                 4
  Edo Corp.                             2                10                11
  Education Mgmt. Corp.                32               546             1,140
  Edwards A G Inc. Com                 30               876             1,442
  Efunds Corp. Com.                    23               227               207
  Elan PLC ADR                          6               142               262
  Elcor Corp. Com.                     21               312               354
  Electro Rent Corp.                   18               202               247
  Elmira Svgs. Bk. FSB Elmira NY        1                 7                 6
  Eloyalty Corp. Com.                  10               191                62
  Emmis Communications Corp. Com.      39             1,227             1,119
  Entercom Communications Corp.         3               124               103
  Enzon Inc. Com.                      12               592               745
  Equitable Res. Inc. Com.             15               609             1,008
  Ethan Allen Interiors Inc. Com.      14               316               479
  Evans & Sutherland Computer          28               405               215
  Exabyte Corp. Com.                   47               358               161
  Exar Corp. Com.                       5               172               146
  Exodus Communications Inc. Com.      34             1,284               672
  Exponent Inc. Com.                    1                 8                10
  Extensity Inc. Com.                  13               171                81
  FBL Fin'l Group Inc. CL A             5                59                78

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  FEI Company                          12               359               268
  FFW Corp.                             1                 9                 8
  FFLC Bancorp Inc. Com.                1                 1                 1
  FSF Financial Corp.                   2                21                21
  FSI Int'l. Inc.                      17               203               141
  FVNB Corp. Com.                       1                18                17
  F Y I Inc.                            1                36                37
  Factset Resh. Sys. Inc.               7               249               259
  Fairfield Cmntys. Inc.               40               487               562
  Fansteel Inc. Del.                   16               107                68
  Farmer Bros. Co.                      1                59                62
  Federal Screw Wks. Com.               1                11                16
  Federal Signal Corp.                 22               359               428
  Federated Invs. Inc. PA CL B         21               264               623
  Fedex Corp. Com.                     84             1,743             3,357
  Felcor Lodging TR Inc. Com.           3                52                65
  Fidelity Bancorp Inc.                 1                18                19
  First Citizens Bancshares
    Inc. N C CL A                       5               330               371
  First Franklin Corp.                  1                12                10
  First Invs. Fin'l. Svcs. Group Inc.   4                21                17
  Fiserv Inc. Com.                     30             1,129             1,428
  Fleetwood Enterprises Inc. Com.      28               393               294
  Flexsteel Inds. Inc.                  1                 9                 8
  Flextronics International LTD         7                56               188
  Flowers Inds. Inc.                    3                68                49
  Flowserve Corp. Com.                 57             1,370             1,218
  Flushing Finl. Corp. Com.            28               422               508
  Foodarama Supermarkets Inc.           1                15                12
  Fortune Brands Inc. Com.             53             1,372             1,587
  Franklin Bk. N A Southfield MICH      1                15                16
  Friedmans Inc. CL A                   7                64                31
  Fritz Cos. Inc.                      23               242               137
  Frontier Airlines Inc.                1                30                37
  Fuller H B Co. Com.                   1                41                28
  GSE Systems Inc.                      1                 1                 0

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  G III Apparel Group Ltd.              1                 6                 7
  GZA Geoenvironmental
    Technolog. Inc.                     1                 4                 8
  Gallagher Arthur J. & Co.             1                16                32
  Galileo Technology Ltd. New          35               857               475
  Garan Inc.                            1                13                12
  Garden Fresh Restaurant Corp.
    CA Com.                             3                62                20
  Garmin Ltd. Reg. Shs.                12               206               237
  Gemstar-TV Guide Int'l. Inc.         33             1,348             1,504
  Gencorp Inc.                         67               647               645
  General Motors Corp. Com.            63             3,743             3,209
  General Semiconductor Inc.
    Com.                               47               454               291
  Genlyte Group Inc. Com.               7                93               176
  Genrad Inc.                          63               572               634
  Gentex Corp. Com.                     7               135               132
  Georgia Pac. Corp. Com. Timber
    Group                             169             3,512             5,059
  Getty Images Inc. Com.               14               564               448
  Giga Tronics Inc.                     1                12                 7
  Gilead Sciences Inc. Com.             8               406               664
  Glatfelter P. H. Co.                 21               250               258
  Global-tech Appliances Inc.           5                27                21
  Goodrich B. F. Co.                   16               547               586
  Goto.com Inc. Com.                   11               305                83
  Gottschalks Inc.                     11                63                44
  Greenbrier Cos. Inc. Com.             3                42                21
  Greenpoint Finl. Corp. Com.          73             1,556             2,972
  Grey Global Group Inc. Com.           1                72               195
  Griffon Corp. Com.                  143             1,661             1,128
  Group 1 Software Inc. New Com.        2                15                27
  HNC Software Inc. Com.               20               314               579
  HPSC Inc.                             2                21                14
  HS Res. Inc.                          6               137               233
  Haggar Corp. Com.                     1                 5                 6

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Hain Celestial Group Inc. Com.       10               398               338
  Handleman Co. Del.                   21               248               160
  Hansen Nat. Corp.                     2                 8                 8
  Harcourt Gen. Inc.                    3               143               149
  Harley Davidson Inc. Com.            42               620             1,662
  Harman Intl. Inds. Inc. New Com.     38               755             1,387
  Harte-Hanks Inc. Com.                27               689               640
  Healthcare Svcs. Group Inc.           4                18                24
  Healthcare Realty Trust Inc.         17               298               361
  Healthsouth Corp. Com.              149             1,111             2,429
  Hector Communications Corp.           2                12                17
  Helmerich & Payne Inc. Com.           8               223               360
  Henry Jack & Assoc. Inc. Com.         4               224               273
  Hi-Tech Pharmacal Inc.                1                 6                 5
  Hibernia Corp. CL A Com.             24               218               306
  Highland Ins. Group Inc. Com.         1                 3                 3
  Highwoods PPTYS Inc. Com.             2                41                42
  Hilton Hotels Corp. Com.            320             4,559             3,360
  Horizon Health Corp. Com.             1                 1                 1
  Host Marriott Corp. New Com.        353             7,118             4,563
  Hot Topic Inc.                        1                11                10
  Hotjobs.com Ltd. Com.                21               219               234
  Houghton Mifflin Co. Com.            12               452               575
  Hudson UTD Bancorp Com.              21               437               432
  Hughes Supply Inc. Com.              18               385               328
  Hutchinson Technology Inc. Com.      36               689               494
  Hycor Biomedical Inc.                 3                16                13
  ISTAR Fin'l. Inc.                     6               111               110
  ITLA Cap. Corp.                       3                47                55
  ITT Edl. Svcs. Inc. Com.             59             1,015             1,298
  IXIA Com.                             5               111               119
  Idexx Labs Inc. Com.                 18               395               387
  Imation Corp. Com.                    6               105                90
  Imclone Systems Inc.                 16               696               691
  Independence Cmnty. Bk. Corp. Com.    4                58                69
  Indymac Bancorp Inc. Com.             6               148               180

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Infocus Corp. Com.                    2                75                27
  Informatica Corp. Com.               34             1,156             1,345
  Infospace Inc. Com.                  27             1,510               234
  Inter Parfums Inc. Com.               2                 8                13
  Intercontinential Life Corp.          4                40                35
  Intergraph Corp.                     15               145                92
  Intermet  Corp.                       4                26                13
  International Aircraft Invs.
    Com.                                2                14                11
  International Bancshares Corp.        1                19                20
  International Fibercom Inc. Com.      6                59                29
  International Game Technology Com.    1                 2                 5
  International Multifoods Corp.        9               181               173
  International Rectifier Corp.
    Com.                               23               697               690
  International Speedway Corp. CL A    20               852               756
  Interpool Inc. Com.                  28               254               473
  Interstate Bakeries Corp. Del.
    New Com.                            9               130               128
  Intranet Solutions Inc. Com. New      2                98               112
  Interwoven Inc.                      11               561               732
  Invacare Corp.                        2                49                65
  Inverness Med. Technology Inc.
    Com.                               14               388               553
  Investors Financial Svcs. CP          3               206               284
  Invitrogen Corp. Com.                 7               278               607
  Iona Tech PLC Sponsored ADR           3               186               168
  Iron Mtn. Inc. PA Com.               34               830             1,270
  Isle of Capris Casinos Inc. Com.      1                14                10
  IT Group Inc. Com.                   10               103                51
  Itron Inc.                           39               442               143
  I2 Technologies Inc.                 16               401               863
  J & J Snack Foods Corp.               3                44                50
  JPS Textile Group Inc. Com. New       8                41                38
  Jabil Circuit Inc. Com.              41               514             1,030
  Jacksonville Bancorp Inc.             1                11                11

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Jaco Electrs. Inc.                    1                10                 7
  Jacobs Engr. Group Inc. Com.          6               222               291
  K2 Inc. Com.                         29               259               234
  Kaman Corp. CL A                     14               166               236
  Kana Communications Inc. Com.         7               165                82
  Kankakee Bancorp Inc.                 1                11                 9
  Kansas City Life Ins. Co.             2                68                85
  Katy Inds. Inc.                       5                55                27
  Kaye Group Inc.                       7                55                51
  Kellwood Co.                          3                76                59
  Kelly Svcs. Inc. CL A                11               284               253
  Kemet Corp. Com.                     56             1,538               844
  Kennametal Inc. Com.                 59             1,726             1,718
  Kewaunee Scientific Corp.             1                 5                 9
  Keytronic Corp.                       1                 2                 1
  Keyspan Corp.                        43               978             1,826
  Kimball Intl. Inc. CL B              15               305               216
  Knight Ridder Inc.                   54             1,838             3,088
  Korn Ferry Intl. Com. New             2                46                40
  Krug Intl. Corp.                      1                 1                 0
  Kulicke & Soffa Inds. Inc.           29               457               324
  L-3 Communications Hldgs. Inc.
    Com.                                6               383               493
  Laboratory Corp. Amer. Hldgs.
    Com. New                            3               173               523
  Labranche & Co. Inc. Com.            15               310               471
  Lakeland Inds. Inc.                   1                 8                 5
  Lakes Gaming Inc. Com.                3                24                24
  Lam Resh Corp. Com.                  22               381               318
  Lamar Advertising Co. CL A           24               733               922
  Lamson & Sessions Co.                12                82               124
  Lancaster Colony Corp. Com.          20               569               561
  Landry's Seafood Restaurants         19               151               189
  Landstar Sys. Inc. Com.               3               161               166
  Learning Tree Int'l. Inc.             2                87                74
  Lecroy Corp. Com.                    20               327               248

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Lennox Int'l. Inc. Com.              32               418               248
  Lexicon Genetics Inc. Com.            8               148               136
  Liberty Digital Inc. CL A            14               582                69
  Liberty Finl. Cos. Inc. Com.          6               107               254
  Lifepoint Hosps. Inc. Com.           25               797             1,233
  Lifetime Hoan Corp.                   9                64                67
  Lifeminders Inc. Com.                 2                90                 8
  Lincoln Elec. Hldgs. Inc. Com.       19               350               381
  Linear Technology Corp. Com.         10               112               449
  Linens N Things Inc. Com.            30               838               815
  Liqui Box Corp.                       1                29                22
  Litton Inds. Inc. Com.               23             1,122             1,833
  Liz Claiborne Inc. Com.              24               934               978
  Lone Star Steakhouse Saloon           2                14                15
  Louis Dreyfus Nat. Gas Corp.
    Com.                                9               240               431
  Lubrizol Corp.                       24               645               615
  Lydall Inc.                           2                19                16
  MAF Bancorp Inc.                     10               185               293
  MFRI Inc. Com.                        2                17                 5
  MKS Instrs. Inc.                     31               538               473
  MSC Indl. Direct Inc. CL A           53               527               957
  MSC Software Corp. Com.               1                 5                 5
  Macdermid Inc.                       17               412               321
  Macerich Co. Com.                     4                84                81
  Mack Cali Rlty. Corp. Com.           32               881               917
  Macrovision Corp. Com.               16               839             1,177
  Magnetek Inc. Com.                    8                85               100
  Maine Pub. Svc. Co.                   1                10                16
  Manugistics Group Inc.               16               549               889
  Mapinfo Corp.                         1                 3                 5
  Marlton Technologies Inc.             1                 2                 0
  Marriott Intl. Inc. New CL A         76             2,178             3,211
  Marten Trans. LTD Com.                1                 5                 5
  Massbank Corp. Reading Mass.
    Com.                                1                31                32

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Maxim Integrated Prods. Inc. Com.    12               713               550
  Maxtor Corp. Com. New                40               358               224
  Max & Ermas Restaurants Inc.          1                 8                11
  Medarex Inc.                         12               398               497
  Media Gen. Inc. CL A                  2                79                58
  Mediacom Communications Corp. CL A   14               182               244
  Medicines Co. Com.                   10               241               213
  Medicis Pharmaceutical Corp.
    CL A New Com.                       1                17                18
  Medimmune Inc. Com.                  16               753               744
  Medstone Intl. Inc.                   2                15                12
  Mentor Graphics Corp. Com.           48               627             1,325
  Mercury Interactive Corp.             7               652               632
  Meredith Corp. Com.                  10               294               319
  Mesa Labs Inc.                        3                15                16
  Mestek Inc.                           1                17                18
  Metris Cos. Inc.                     75             1,676             1,986
  Michaels Stores Inc. Com.            25               911               673
  Micrel Inc.                          23               466               771
  Microchip Technology Inc. Com.       21               560               450
  Micromuse Inc.                       16               890               954
  Micron Electrs Inc. Com.             29               230               111
  Microtune Inc. Del. CL Com.           5               137                76
  Mid Atlantic Med. Svcs. Inc. Com.    21               329               406
  Mikasa Inc.                           2                22                38
  Mine Safety Appliances Co.            7               126               166
  Minerals Technologies Inc.
    Com.                               20               765               684
  Mitchell Energy & Dev. Corp. CL A     7               138               404
  Modis Prof. Svcs. Inc. Com.          82               614               338
  Molex Inc. CL A                      37               931               951
  Monro Muffler Brake Inc.              1                 2                 2
  Movado Group Inc. Com.                1                15                15
  Movie Gallery Inc. Com.               1                 4                 3
  Mueller Inds. Inc. Com.              38               868             1,027
  Murphy Oil Corp. Com.                 3               145               169

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Mylan Labs Inc. PA Com.              36               850               902
  Myriad Genetics Inc.                  2               164               124
  NBTY Inc.                            65               372               309
  NCO Group Inc.                        7               151               225
  NCR Corp. New                        18               868               889
  NPC International Inc. Com.           1                 4                 5
  NUI Corp.                             1                34                39
  Nashua Corp.                          2                14                 8
  National Beverage Corp. Com.          1                 2                 2
  National Comm. Bancorporation        33               652               814
  National Data Corp. Com.             11               417               418
  National Home Health Care
    Corp.                               3                18                16
  National-Oilwell Inc.                19               565               723
  National Westn. Life Ins. Co.         1                89               103
  Navigant Int'l. Inc. Com.             1                14                11
  Navistar Int'l. Corp. New Com.       10               202               262
  Nelson Thomas Inc.                   14               165                99
  Netiq Corp. Com.                      3               231               245
  Netro Corp. Com.                     11               355                77
  New Brunswick Scientific Inc.         2                11                10
  Newfield Expl. Co. Com.              16               585               764
  Newpark Res. Inc. New                63               619               601
  Next Health Inc.                      3                15                11
  Nexen Inc. Com.                       2                45                47
  Noland Co.                            2                37                30
  North Cent Bancshares Inc.            1                11                 9
  Northeast Ind. Bancorp Inc. Com.      1                 7                 5
  Nova Chemicals Corp. Com.            30               546               562
  Novellus Sys. Inc.                   20               359               708
  Nu Horizons Electrs Corp.             3                52                25
  Oakley Inc. Com.                      3                43                35
  Oceaneering Int'l. Inc. Com.         10               186               198
  Ogden Corp. Com.                     58               629               892
  Oilgear Co. Com.                      2                17                16
  Old Dominion Fght. Lines Inc.         1                 3                 3

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Olin Corp. Com.                       4                68                89
  Omnicare Inc. Com.                   28               301               601
  Omnova Solutions Inc. Com.           89               698               534
  Openwave Sys. Inc.                    7               384               316
  Opinion Resh Corp.                    2                 8                 8
  Optimal Robotics Corp. CL A New       9               278               285
  Orthodontic Ctrs. Amer. Inc. Com.    11               355               350
  Outlook Group Corp.                   2                 9                 9
  Oxford Health Plans Inc. Com.        19               514               751
  Oxford Inds. Inc. Com.                5                87                72
  P & F Inds. Inc. CL A New             3                23                14
  P Com. Inc. Com.                     31               198                95
  PFF Bancorp Inc. Com.                 1                 7                 8
  PMA Capital Corp. CL A Com.           8               167               141
  PRI Automation Inc. Com.             50             1,746               928
  PW Eagle Inc. Com.                    3                34                24
  Packaging Corp. Amer. Com.            7                97               114
  Pan Pac Retail PPTYS Inc. Com.        4                84                96
  Patterson Energy Inc.                 5               132               190
  Paulson Cap. Corp.                    3                22                14
  Paxar Corp.                          57               497               581
  Paychex Inc. Com.                    32               550             1,552
  Pegasus Communications Corp. CL      33               972               857
  Penford Corp.                         3                30                37
  Penn. Engr. & Mgr. Corp.
    Non-Vtg.                            9               206               300
  Penn. VA Corp.                        5               110               173
  Peoples Banctrust Inc. Com.           3                46                44
  Pepsi Bottling Group Inc. Com.        8               278               300
  Perceptron Inc. Com.                  5                16                 7
  Peregrine Sys. Inc. Com.             19               422               373
  Perrigo Co. Com.                     49               329               403
  Pharmacyclics Inc. Com.               8               328               260
  Pharmacopeia Inc. Com.               10               276               207
  Phoenix Invt. Partners Ltd.           1                 4                 6
  Phoenix Technology Ltd. Com.          4                78                59

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Pinnacle Hldgs. Inc. Com.            59             1,582               536
  Pinnacle West Cap. Corp. Com.        36             1,092             1,724
  Pioneer Nat. Res. Co.               200             4,429             3,938
  Pioneer Standard Electrs.
    Inc.                               26               274               287
  Pittston Co. Brinks Group Com.        6                89               115
  Planar Sys. Inc.                      8               158               206
  Plantronics Inc.                     17               809               776
  Plexus Corp.                          7               369               213
  Polycom Inc.                         11               489               364
  Polyone Corp. Com.                   47               491               278
  Pomeroy Computer Res. Inc. Com.       3                66                52
  Pope & Talbot Inc.                    3                58                57
  Power-One Inc. Com.                  12               896               484
  Powertel Inc. Com.                   12             1,022               749
  Predictive Sys. Inc. Com.             9               328                67
  Prentiss PPTYS TR Sh. Ben. Int.
    Com.                               12               264               334
  Pride Int'l. Inc. Com.               42               855             1,042
  Prime Group Realty TR Sh. Ben. Int.   4                73                60
  Primesource Corp.                     8                78                35
  Prime Hospitality Corp. Com.         35               335               409
  Probusiness Svcs. Inc. Com.          27               768               723
  Profit Recovery Group Int'l. Inc.    20               207               127
  Protein Design Labs Inc.              2                97               130
  Provident Finl. Group Inc. Com.       3               115               120
  Proxicom Inc. Com.                    9               278                37
  Public Svc. Co. N. Mex. Com.         16               355               432
  Quaker City Bancorp Inc. Com.         2                28                58
  Quaker Chem. Corp. Com.              11               144               199
  Quaker Fabric Corp. New               1                 4                 3
  Quest Diagnostics Inc. Com.          15               474             2,158
  Quest Software Inc. Com.              7               277               208
  Quidel Corp.                          1                 3                 3
  Quipp Inc.                            1                10                25
  R H Donnelley Corp. Com. New         13               272               316

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  R G S Energy Group Inc. Com.         14               369               457
  Radian Group Inc.                    30             1,646             2,237
  Radio One Inc. CL A                   9               150               100
  Radio One Inc. CL D Non-Vtg.         19               336               210
  Ralcorp Hldgs. Inc. New Com.          5                71                82
  Rank Group PLC Sponsored ADR          7                52                31
  Raymond James Fin'l. Inc. Com.       14               236               471
  Rayonier Inc. Com.                   65             2,497             2,588
  Read Rite Corp. Com.                136             1,009               548
  Reeds Jewelers Inc.                   1                 1                 0
  Rehabcare Group Inc. Com.             6               179               298
  Remington Oil & Gas Corp. Com.       17               108               218
  Renaissancere Holdings Ltd.           1                11                23
  Rent A Ctr. Inc. New Com.            24               498               818
  Republic Bancshares Inc.              1                 2                 2
  Republic Bancorp Inc. Com.            9                82                94
  Respironics Inc. Com.                15               260               416
  Retek Inc. Com.                      31             1,057               767
  Reynolds & Reynolds Co. CL A         72             1,181             1,458
  Reynolds RJ Tob Hldgs Inc. Com.       7               305               336
  Ribozyme Pharmaceuticals Inc.         7               180                97
  Richton Tntl. Corp. Com.              2                23                31
  Roadhouse Grill Inc. Com.             1                 5                 1
  Roadway Express Inc. Del.             1                34                30
  Robert Half Int'l. Inc. Com.         20               454               535
  Robinson Nugent Inc.                  1                 1                 2
  Roslyn Bancorp Inc. Com.             14               255               391
  Rowan Cos. Inc. Com.                  4                99               116
  Ruddick Corp. Com.                   15               196               166
  Russ Berrie & Co. Inc. Com.           9               187               180
  Russell Corp.                        22               344               333
  Ryans Family Steak Houses Inc.
    Com.                               27               221               251
  SCP Pool Corp.                       12               332               364
  SEI Investment Co. Com.               3               285               347
  SL Green Realty Corp.                13               363               375

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  SL Inds. Inc.                         2                24                27
  SPX Corp.                            11               863             1,168
  STV Group Inc.                        2                15                13
  ST Frances Cap. Corp. Com.            3                42                38
  ST Jude Med. Inc. Com.                1                18                25
  ST Mary Ld. & Expl. Co.               5               103               150
  Saks Inc. Com.                       85             1,199               850
  Sanfilippo John B. & Son Inc.         4                13                16
  Sangamo Biosciences Inc. Com.        10               309               199
  Santos LTD Sponsored ADR              7                82                91
  Sasol LTD Sponsored ADR              28               123               180
  Schein Henry Inc. Com.               46               603             1,586
  Scherer Healthcare Inc.               1                 4                 5
  School Specialty Inc. Com.            2                30                40
  Schuler Homes Inc.                   11               107               101
  Schultz Sav. O Stores Inc.            2                30                19
  Scient Corp. Com.                     5               169                16
  Scott Technologies Inc. Com.         37               490               828
  Sea Containers LTD CL A              10               264               220
  Seaboard Corp. Del.                   1                18                16
  Seacor Smit Inc. Com.                 1                36                47
  Security Cap. Group Inc. CL B        26               461               518
  Selas Corp. Amer.                     2                22                 7
  Selectica Inc. Del. Com.             15               492               360
  Semtech Corp.                        20               603               437
  Semitool Inc.                         4                32                35
  Sensient Technologies Corp. Com.     54             1,017             1,229
  Sensormatic Electrs. Corp. Com.      71             1,174             1,424
  Service Master Co. Com.             245             2,560             2,818
  Shaw Group Inc. Com.                 11               398               540
  Shaw Inds. Inc. Ga. Com.             37               489               701
  Sicor Inc. Com.                      24               213               339
  Siebel Sys. Inc.                     13               814               866
  Silicon Image Inc. Com.              12               201                67
  Silicon Storage Technology Inc.      34               794               404
  Silicon Valley Bancshares
    Com.                               14               557               484

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Simione Cent. Hldgs Inc.              1                 1                 1
  Skillsoft Corp. Com.                 32               580               604
  Skyline Corp.                         3                81                57
  Smartforce Pub. Ltd. Co.
    Sponsored ADR                      31             1,177             1,161
  Smith Charles E. Residential
    Rlty. Inc. Com.                     8               290               395
  Smithfield Foods Inc. Com.           23               529               711
  Sonesta Intl. Hotel Corp.             2                15                15
  Sonic Corp.                          10               230               226
  Sothebys Hldgs. Inc. CL A Ltd.       31               598               728
  Sonus Networks Inc. Com.              9               214               220
  Southern Mo. Bancorp Inc. Com.        1                10                10
  Spacelabs Med. Inc. Com.              8               166               100
  Spanish Broadcasting Sys. Inc.
    CL A                               18               173                91
  Spectrasite Hldgs. Inc. Com.         10               205               135
  Spectrum Ctl. Inc.                    2                21                17
  Spherion Corp. Com.                  30               582               344
  Spiegel Inc. CL A Non-vtg            28               244               122
  Spieker PPTYS Inc. Com.               6               302               286
  Spinnaker Expl. Co. Com.              7               237               293
  Sport Chalet Inc.                     3                 8                14
  Springs Inds. Inc. CL A               5               203               165
  Standard Mgmt. Corp.                  2                15                 6
  Standard Microsystems Corp.          36               336               725
  Standex Intl. Corp. Com.              1                29                25
  Starrett L. S. Co. CL A               4               100                85
  Startek Inc. Com.                    34             1,257               521
  Staten Is. Bancorp Inc. Com.          8               159               177
  Station Casinos Inc.                 24               346               353
  Stein Mart Inc. Com.                 12               143               137
  Stepan Chem. Co. Com.                 1                 2                 2
  Steris Corp. Com.                    29               422               460
  Sterling Bancorp Com.                 5                67               107
  Sterling Finl. Corp/Spokane           4                51                44

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Structural Dynamics Resh. Corp.      27               443               272
  Stryker Corp.                        30             1,008             1,538
  Student Ln. Corp.                     2                84               103
  Sunglass Hut Intl. Inc. Com.        113               842               579
  Sungard Data Sys. Inc. Com.          16               586               735
  Sunoco Inc. Com.                     39             1,068             1,321
  Superior Uniform Group Inc. Com.      3                38                25
  Support.com Inc. Com.                11               271               217
  Suprema Specialties Inc.              2                14                15
  Sybron Dental Specialties Inc.
    Com.                               22               318               363
  Systems & Computer Technology        38               601               470
  TBC Corp.                             8                39                38
  TCI Int'l. Inc.                       2                13                16
  TRC Cos. Inc.                         3                12                58
  Taubman Centers Inc.                  4                45                46
  Technitrol Inc.                       8               388               313
  Technology Solutions Co.             28               151                59
  Tecumseh Prods. Co. CL B Com.         5               264               189
  Teekay Shipping Corp. Com.           24               848               920
  Teleflex Inc. Com.                   15               537               676
  Temple Inland Inc. Com.               3               104               134
  Tibco Software Inc. Com.             18             1,459               848
  Timberland Co. CL A                  10               246               655
  Titan Pharmaceuticals Inc. Del.      17               438               584
  Toll Bros. Inc. Com.                  3                81               131
  Topps Inc.                           21               220               190
  Toys R Us Inc. Com.                  76             1,288             1,263
  Tractor Supply Co.                    1                 4                 3
  Trans World Entmt. Corp.             21               174               186
  Transmeta Corp. Del. Com.             5               192               113
  Transwitch Corp.                      5               245               211
  Trenwick Group Ltd. Bermuda          23               555               571
  Triad Hosps. Inc. Com.                9               254               300
  Tricon Global Restaurants
    Inc. Com.                         110             3,784             3,630

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Triton Energy Ltd. CL A               5               177               141
  Trizec Hahn Corp. Sub Vtg.          115             1,589             1,739
  True North Communications
    Inc. Com.                          16               607               676
  UIL Hldg. Corp. Com.                  1                25                25
  UMB Finl. Corp.                      10               340               380
  Ultramar Diamond Shamrock
    Corp. Com.                         35               811             1,081
  Ultratech Stepper Inc. Com.           4                75                91
  Unigraphics Solutions Inc. CL A       1                 3                 3
  Unionbancal Corp.                     7               161               168
  United Dominion Inds. Ltd.           30               490               360
  United Wis. Svcs. Inc. New Com.      13               121                45
  Univision Communications Inc.
    CL A                               24               262               999
  Uno Restaurant Corp.                  1                 9                 7
  Unova Inc. Com.                      43               668               156
  U. S. Freightsway Corp. Com.         11               452               316
  VSE Corp.                             1                 1                 1
  Valassis Communications Inc. Com.     8               238               253
  Valero Energy Corp. Com. New Com.    47             1,369             1,729
  Valley Nat'l. Bancorp                10               239               333
  Varco International Inc. Com.         7               114               141
  Varian Med. Sys. FNC Com.            11               437               761
  Varian Inc. Com.                      5               234               156
  Varian Semiconductor Equipment
    Assocs. Inc.                        6               285               150
  Ventiv Health Inc. Com.              17               206               214
  Verisign Inc. Com.                    7               915               534
  Versata Inc. Com.                    17               357               155
  Verticalbuyer Inc. Com.               1                 0                 0
  Viad Corp. Com.                      25               582               575
  Viasystems Group Inc. Com.           18               294               153
  Video Display Corp.                   2                11                13
  Village Super Mkt. Inc. CL A
    New                                 1                12                16

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Vintage Pete Inc. Com.               18               363               396
  Virata Corp. Com.                     4               201                46
  Volt Information Sciences Inc.        1                25                17
  WFS Financial Inc.                    8               116               139
  WMS Inds. Inc. Com.                  18               254               356
  Wabash Natl. Corp. Com.               9               114                78
  Wabtec Com.                          10               152               118
  Wacoal Corp. ADR                     10               525               403
  Waddell & Reed Finl. Inc. CL A       34               578             1,270
  Wainwright Bk. & TR Co. Boston
    Mass                                2                13                12
  Walter Inds. Inc. Com.               39               556               293
  Washington Group Int'l. Inc. Com.    25               209               206
  Washington Homes Inc. New Com.        4                28                47
  Waste Mgmt. Inc. Del. Com.          196             5,243             5,439
  Watchguard Technologies Inc. Com.     9               354               278
  Watsco Inc. CL A                     11               120               123
  Webb Del. Corp.                       1                20                29
  Webex Commns Inc. Com.               15               359               303
  Webmethods Inc. Com.                  3               268               302
  Webster Fin'l. Corp. Waterbury, CT   34               793               965
  Weis Mkts. Inc.                       1                41                50
  Wells Finl. Corp.                     1                 9                10
  Westcoast Energy Inc.                10               203               252
  Weston Roy F. Inc. New Ser. A        28               137               125
  Westwood One Inc. Com.               11               299               209
  Wet Seal Inc. CL A Com.               4                53                78
  Whole Foods Mkt. Inc.                27               946             1,663
  Wickes Inc. Com.                      6                24                23
  Wiley John & Sons Inc. CL A          16               266               344
  Williams Sonoma Inc. Com.            15               300               302
  Willis Lease Fin. Corp.               1                 1                 1
  Winston Hotels Inc. Com.              7                80                51
  Wolohan Lmbr. Co.                     1                 6                 5
  Xicor Inc.                           36               255               120
  Xilinx Inc. Com.                      9                96               397

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Yellow Corp. Com.                    28               479               578
  York Intl Corp. New Com.             46             1,774             1,409
  Zoran Corp.                           1                15                 8
                                                   --------          --------
  Total                                            $294,675          $326,839
                                                   ========          ========
Percent of Net Assets                                                    5.9%


U.S. Government Securities            250          $    246          $    246
                                                   ========          ========
Percent of Net Assets                                                    0.0%


Common/Collective Trusts
  TBC Inc. Daily Liquidity Fund   $10,787          $ 10,787          $ 10,787
                                                   ========          ========
Percent of Net Assets                                                    0.2%


MFS INSTITUTIONAL RESEARCH FUND

MFS Institutional Tr
  Research Fund                     1,267          $ 18,889          $ 15,453
                                                   ========          ========
Percent of Net Assets                                                    0.3%


PUTNAM VOYAGER FUND

Putnam Voyager Fund
  Inc. CL                           3,110          $ 81,945          $ 74,362
                                                   ========          ========
Percent of Net Assets                                                    1.3%

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
COHEN & STEERS REALTY FUND

Cohen & Steers Realty
  Shares Fund Com.                    385          $ 16,445          $ 17,028
                                                   ========          ========
Percent of Net Assets                                                    0.3%


FIRST EAGLE FUND OF AMERICA

First Eagle Fund Amer.
  Inc. Com.                           773          $ 16,500          $ 15,834
                                                   ========          ========
Percent of Net Assets                                                    0.3%


T. ROWE PRICE BLUE CHIP GROWTH
FUND

T. Rowe Price Blue Chip Growth
  Fund Inc. Com.                    1,966          $ 59,374          $ 66,539
                                                   ========          ========
Percent of Net Assets                                                    1.2%


T. ROWE PRICE NEW ERA FUND

T. Rowe Price New Era Fund Inc.
  Com.                                287          $  6,857          $  6,982
                                                   ========          ========
Percent of Net Assets                                                    0.1%


T. ROWE PRICE SCIENCE & TECHNOLOGY
FUND

T. Rowe Price Science & Tech.
  Fund Inc. Cap. Stk.               5,559          $286,496          $197,719
                                                   ========          ========
Percent of Net Assets                                                    3.6%

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
MORGAN STANLEY DEAN WITTER
INSTITUTIONAL INTERNATIONAL
EQUITY FUND

Morgan Stanley Institutional Fund
  Inc. Intl. Equity Portfolio CL    3,184          $ 60,391          $ 56,936
                                                   ========          ========
Percent of Net Assets                                                    1.0%


RUSSELL INTERNATIONAL STOCK FUND

Common/Collective Trusts

  Aim Int'l. CL Fund                2,482          $ 38,064          $ 35,404
                                                   ========          ========
Percent of Net Assets                                                    0.6%


ACORN INTERNATIONAL FUND

Acorn Investment Tr Int'l. Fund       852          $ 25,172          $ 20,317
                                                   ========          ========
Percent of Net Assets                                                    0.4%


STATE STREET EMERGING MARKETS
INDEX FUND

Kodak Emerging Markets Index          275          $  2,289          $  1,883
                                                   ========          ========
Percent of Net Assets                                                    0.0%


TEMPLETON DEVELOPING MARKETS FUND

Templeton Developing Mkts. Tr         444          $  5,520          $  4,698
                                                   ========          ========
Percent of Net Assets                                                    0.1%

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               December 30, 2000
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
MATTHEWS PACIFIC TIGER FUND I

Matthews Int'l Funds Pacific
  Tiger Fund CL                       415          $  4,087          $  3,407
                                                   ========          ========
Percent of Net Assets                                                    0.1%


SCUDDER LATIN AMERICA FUND

Scudder Int'l. Fund Inc. Latin
  Amer. Fund                          235          $  5,589          $  4,754
                                                   ========          ========
Percent of Net Assets                                                    0.1%


                                     Maturity          Interest      Contract
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
PARTICIPANT LOANS

Participant Loans                    2000-2004        6.0%-11.5%     $ 65,404
                                                                     ========
Percent of Net Assets                                                    1.2%


          Total Plan Investments                                   $5,536,385
                                                                   ==========

                                                                                                         Schedule II
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 2000
                                                     (in thousands)
                                   5 to 8 Year   8 to 20 Year   20 or More                Lehman Brothers  S&P 500 Large
                                       Time          Time       Year Time       Fixed        Aggregate        Stock
                                   Horizon Fund  Horizon Fund  Horizon Fund  Income Fund  Bond Index Fund   Index Fund
                                   ------------  ------------  ------------  -----------  ---------------  -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                     $   342       $ 1,016       $ 1,093
  Other common stocks
  Mutual funds
  Interest in common/collective
    trusts (pooled) funds             27,851        49,607        40,466     $   10,154      $10,617         $336,278
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts             10,460         7,051                    3,310,789
Dividends/Interest receivable             66            54            13
Participants' contributions
  receivable                                                                         56                            54
Receivables for securities sold
                                     -------       -------       -------     ----------      -------         --------
  Total assets                        38,719        57,728        41,572      3,320,999       10,617          336,332
                                     -------       -------       -------     ----------      -------         --------
LIABILITIES
Pending loans to participants                                                        24                             4
Distributions payable to
  participants                            18            45            14          3,801            7              120
Payable for securities purchased
Accrued expenses                           2             4             4             14            3               15
Transfers among funds                    (31)          147            62           (107)         327              152
                                     -------       -------       -------     ----------      -------         --------
  Total liabilities/transfers            (11)          196            80          3,732          337              291
                                     -------       -------       -------     ----------      -------         --------
  Net assets available for benefits  $38,730       $57,532       $41,492     $3,317,267      $10,280         $336,041
                                     =======       =======       =======     ==========      =======         ========

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 2000
                                                     (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total    MAS High      Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                $208,174
  Other common stocks
  Mutual funds                                                                $18,044      $10,779       $ 72,714
  Interest in common/collective
    trusts (pooled) funds            $6,818       $33,243          7,250
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable                                      2,442
Participants' contributions
  receivable                                           50                                                      15
Receivables for securities sold
                                     ------       -------       --------      -------      -------       --------
  Total assets                        6,818        33,293        217,866       18,044       10,779         72,729
                                     ------       -------       --------      -------      -------       --------
LIABILITIES
Pending loans to participants                                          2
Distributions payable to
  participants                            3            12            170            6            3             29
Payable for securities purchased
Accrued expenses                          1             1              1
Transfers among funds                    (1)         (358)           142       (7,444)      (2,200)             5
                                     ------       -------       --------      -------      -------       --------
  Total liabilities/transfers             3          (345)           315       (7,438)      (2,197)            34
                                     ------       -------       --------      -------      -------       --------
  Net assets available for benefits  $6,815       $33,638       $217,551      $25,482      $12,976       $ 72,695
                                     ======       =======       ========      =======      =======       ========

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 2000
                                                     (in thousands)
                                   T. Rowe Price   Fidelity Growth    Putnam      Putnam                  T. Rowe Price
                                      Equity             and         Investors    Vista         PBHG        Small-Cap
                                    Income Fund      Income Fund       Fund        Fund     Growth Fund     Value Fund
                                   -------------   ---------------   ---------   --------   -----------   -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                        $31,666          $65,002        $73,482    $74,129      $70,153        $31,931
  Interest in common/collective
    trusts (pooled) funds
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable
Participants' contributions
  receivable                                                82             10         20           37
Receivables for securities sold
                                      -------          -------        -------    -------      -------        -------
  Total assets                         31,666           65,084         73,492     74,149       70,190         31,931
                                      -------          -------        -------    -------      -------        -------
LIABILITIES
Pending loans to participants
Distributions payable to
  participants                              5               27             31         12           10              4
Payable for securities purchased
Accrued expenses
Transfers among funds                    (130)              22             72        201          456          1,762
                                      -------          -------        -------    -------      -------        -------
  Total liabilities/transfers            (125)              49            103        213          466          1,766
                                      -------          -------        -------    -------      -------        -------
  Net assets available for benefits   $31,791          $65,035        $73,389    $73,936      $69,724        $30,165
                                      =======          =======        =======    =======      =======        =======

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 2000
                                                     (in thousands)
                                                     Putnam OTC      MAS     RogersCasey        MFS        Putnam
                                   Skyline Special   & Emerging     Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks                                                         $326,839
  Mutual funds                         $14,771         $78,880     $28,650                    $15,453      $74,362
  Interest in common/collective
    trusts (pooled) funds                                                       10,787
  U.S. government securities                                                       246
  Loans to participants                                                            132
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable                                                      323
Participants' contributions
  receivable                                                25                                                   5
Receivables for securities sold                                                  1,449
                                       -------         -------     -------    --------        -------      -------
  Total assets                          14,771          78,905      28,650     339,776         15,453       74,367
                                       -------         -------     -------    --------        -------      -------
LIABILITIES
Pending loans to participants                                1                       1              1
Distributions payable to
  participants                                              24           5          97              2           20
Payable for securities purchased                                                 1,069
Accrued expenses                                                                   185
Transfers among funds                     (171)          7,677        (284)        (58)           (10)          48
                                       -------         -------     -------    --------        -------      -------
  Total liabilities/transfers             (171)          7,702        (279)      1,294             (7)          68
                                       -------         -------     -------    --------        -------      -------
  Net assets available for benefits    $14,942         $71,203     $28,929    $338,482        $15,460      $74,299
                                       =======         =======     =======    ========        =======      =======

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 2000
                                                     (in thousands)
                                      Cohen                        T. Rowe Price                    T. Rowe Price
                                    & Steers       First Eagle       Blue Chip     T. Rowe Price      Science &
                                   Realty Fund   Fund of America    Growth Fund    New Era Fund    Technology Fund
                                   -----------   ---------------   -------------   -------------   ---------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                       $17,028         $15,834          $66,539         $6,982          $197,719
  Interest in common/collective
    trusts (pooled) funds
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable
Participants' contributions
  receivable                                                               10                               25
Receivables for securities sold
                                     -------         -------          -------         ------          --------
  Total assets                        17,028          15,834           66,549          6,982           197,744
                                     -------         -------          -------         ------          --------
LIABILITIES
Pending loans to participants                                                                                1
Distributions payable to
  participants                             2               1               37              1               207
Payable for securities purchased
Accrued expenses                                                                                             1
Transfers among funds                   (219)            (33)              41           (324)              156
                                     -------         -------          -------         ------          --------
  Total liabilities/transfers           (217)            (32)              78           (323)              365
                                     -------         -------          -------         ------          --------
  Net assets available for benefits  $17,245         $15,866          $66,471         $7,305          $197,379
                                     =======         =======          =======         ======          ========

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 2000
                                                     (in thousands)
                                     Morgan Stanley
                                      Dean Witter          Russell          Acorn        State Street     Templeton
                                     Institutional      International   International   Emerging Mkts.    Developing
                                   Int'l. Equity Fund    Stock Fund         Fund          Index Fund     Markets Fund
                                   ------------------   -------------   -------------   --------------   ------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                          $56,936                           $20,317                           $4,698
  Interest in common/collective
    trusts (pooled) funds                                  $35,404                          $1,883
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable
Participants' contributions
  receivable
Receivables for securities sold
                                        -------            -------        -------           ------          ------
  Total assets                           56,936             35,404         20,317            1,883           4,698
                                        -------            -------        -------           ------          ------
LIABILITIES
Pending loans to participants                 1
Distributions payable to
  participants                               20                  6             13
Payable for securities purchased
Accrued expenses                                                                                 6
Transfers among funds                        18                (39)            94                2               8
                                        -------            -------        -------           ------          ------
  Total liabilities/transfers                39                (33)           107                8               8
                                        -------            -------        -------           ------          ------
  Net assets available for benefits     $56,897            $35,437        $20,210           $1,875          $4,690
                                        =======            =======        =======           ======          ======

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 2000
                                                     (in thousands)
                                    Matthews
                                    Pacific     Scudder Latin     Loan       TOTAL
                                  Tiger Fund I  America Fund      Fund     ALL FUNDS
                                  ------------  -------------   --------   ----------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                           $  210,625
  Other common stocks                                                         326,839
  Mutual funds                       $ 3,407       $ 4,754                  1,054,230
  Interest in common/collective
    trusts (pooled) funds                                                     570,358
  U.S. government securities                                                      246
  Loans to participants                                         $65,272        65,404
Investments at Contract Value:
  Group annuity contracts                                                   3,328,300
Dividends/Interest receivable                                                   2,898
Participants' contributions
  receivable                                                                      389
Receivables for securities sold                                                 1,449
                                     -------       -------      -------    ----------
  Total assets                         3,407         4,754       65,272     5,560,738
                                     -------       -------      -------    ----------
LIABILITIES
Pending loans to participants                                       (35)            0
Distributions payable to
  participants                             1                                    4,753
Payable for securities purchased                                                1,069
Accrued expenses                                                                  237
Transfers among funds                     16             1                          0
                                     -------       -------      -------    ----------
  Total liabilities/transfers             17             1          (35)        6,059
                                     -------       -------      -------    ----------
  Net assets available for benefits  $ 3,390       $ 4,753      $65,307    $5,554,679
                                     =======       =======      =======    ==========

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 1999
                                                     (in thousands)
                                   5 to 8 Year   8 to 20 Year   20 or More                Lehman Brothers  S&P 500 Large
                                       Time          Time       Year Time       Fixed        Aggregate        Stock
                                   Horizon Fund  Horizon Fund  Horizon Fund  Income Fund  Bond Index Fund   Index Fund
                                   ------------  ------------  ------------  -----------  ---------------  -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                     $   392       $ 1,322       $ 1,212
  Other common stocks
  Mutual funds
  Interest in common/collective
    trusts (pooled) funds             29,123        59,838        42,013     $    9,944       $5,084         $432,319
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts             10,760         8,242                    3,368,239
Dividends/Interest receivable              3             9             8             48
Receivables for securities sold
Cash                                       4             3                        1,233
                                     -------       -------       -------     ----------       ------         --------
  Total assets                        40,282        69,414        43,233      3,379,464        5,084          432,319
                                     -------       -------       -------     ----------       ------         --------
LIABILITIES
Pending loans to participants                                                         8                            17
Distributions payable to
  participants                                                                      483                            73
Payable for securities purchased
Accrued expenses                           4             7             5            166            1               28
Transfers among funds                    (81)         (601)         (196)        (8,030)         (13)           1,558
                                     -------       -------       -------     ----------       ------         --------
  Total liabilities/transfers            (77)         (594)         (191)        (7,373)         (12)           1,676
                                     -------       -------       -------     ----------       ------         --------
  Net assets available for benefits  $40,359       $70,008       $43,424     $3,386,837       $5,096         $430,643
                                     =======       =======       =======     ==========       ======         ========

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 1999
                                                     (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total    MAS High      Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                $369,777
  Other common stocks
  Mutual funds                                                                $ 9,271      $14,344       $ 93,482
  Interest in common/collective
    trusts (pooled) funds            $8,686       $26,324         15,953
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable                                      2,431           49
Receivables for securities sold
Cash
                                     ------       -------       --------      -------      -------       --------
  Total assets                        8,686        26,324        388,161        9,320       14,344         93,482
                                     ------       -------       --------      -------      -------       --------
LIABILITIES
Pending loans to participants                           2              2
Distributions payable to
  participants                                                        25                                       31
Payable for securities purchased
Accrued expenses                          1             2             18                         1              5
Transfers among funds                   136          (166)         4,812           82           34            367
                                     ------       -------       --------      -------      -------       --------
  Total liabilities/transfers           137          (162)         4,857           82           35            403
                                     ------       -------       --------      -------      -------       --------
  Net assets available for benefits  $8,549       $26,486       $383,304      $ 9,238      $14,309       $ 93,079
                                     ======       =======       ========      =======      =======       ========

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 1999
                                                     (in thousands)
                                   T. Rowe Price   Fidelity Growth    Putnam      Putnam                  T. Rowe Price
                                      Equity             and         Investors    Vista         PBHG        Small-Cap
                                    Income Fund      Income Fund       Fund        Fund     Growth Fund     Value Fund
                                   -------------   ---------------   ---------   --------   -----------   -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                        $29,930          $79,072        $89,684    $40,488      $37,842        $22,100
  Interest in common/collective
    trusts (pooled) funds
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable
Receivables for securities sold
Cash
                                      -------          -------        -------    -------      -------        -------
  Total assets                         29,930           79,072         89,684     40,488       37,842         22,100
                                      -------          -------        -------    -------      -------        -------
LIABILITIES
Pending loans to participants                                               3                       1
Distributions payable to
  participants
Payable for securities purchased
Accrued expenses                            2                4              4          2            2              1
Transfers among funds                     446              208             16       (219)          80             64
                                      -------          -------        -------    -------      -------        -------
  Total liabilities/transfers             448              212             23       (217)          83             65
                                      -------          -------        -------    -------      -------        -------
  Net assets available for benefits   $29,482          $78,860        $89,661    $40,705      $37,759        $22,035
                                      =======          =======        =======    =======      =======        =======

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 1999
                                                     (in thousands)
                                                     Putnam OTC      MAS     RogersCasey        MFS        Putnam
                                   Skyline Special   & Emerging     Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks                                                         $318,796
  Mutual funds                         $12,059         $86,946     $15,654                    $14,481      $70,611
  Interest in common/collective
    trusts (pooled) funds                                                       22,335
  U.S. government securities                                                     1,581
  Loans to participants                                                            138
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable                                                      472
Receivables for securities sold                                                  1,809
Cash                                                                                 2
                                       -------         -------     -------    --------        -------      -------
  Total assets                          12,059          86,946      15,654     345,133         14,481       70,611
                                       -------         -------     -------    --------        -------      -------
LIABILITIES
Pending loans to participants                                1                       4
Distributions payable to
  participants                                                                      15
Payable for securities purchased                                                   493
Accrued expenses                             1               4           1         213              1            3
Transfers among funds                      (65)         (1,286)         20         568            100         (495)
                                       -------         -------     -------    --------        -------      -------
  Total liabilities/transfers              (64)         (1,281)         21       1,293            101         (492)
                                       -------         -------     -------    --------        -------      -------
  Net assets available for benefits    $12,123         $88,227     $15,633    $343,840        $14,380      $71,103
                                       =======         =======     =======    ========        =======      =======

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 1999
                                                     (in thousands)
                                      Cohen                        T. Rowe Price                    T. Rowe Price
                                    & Steers       First Eagle       Blue Chip     T. Rowe Price      Science &
                                   Realty Fund   Fund of America    Growth Fund    New Era Fund    Technology Fund
                                   -----------   ---------------   -------------   -------------   ---------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                       $ 6,082         $23,127          $59,606         $3,578          $262,556
  Interest in common/collective
    trusts (pooled) funds
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable
Receivables for securities sold
Cash
                                     -------         -------          -------         ------          --------
  Total assets                         6,082          23,127           59,606          3,578           262,556
                                     -------         -------          -------         ------          --------
LIABILITIES
Pending loans to participants                                                                                8
Distributions payable to
  participants                                                                                              10
Payable for securities purchased
Accrued expenses                                           1                3                               12
Transfers among funds                    228             214             (174)           271               381
                                     -------         -------          -------         ------          --------
  Total liabilities/transfers            228             215             (171)           271               411
                                     -------         -------          -------         ------          --------
  Net assets available for benefits  $ 5,854         $22,912          $59,777         $3,307          $262,145
                                     =======         =======          =======         ======          ========

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 1999
                                                     (in thousands)
                                     Morgan Stanley
                                      Dean Witter          Russell          Acorn        State Street     Templeton
                                     Institutional      International   International   Emerging Mkts.    Developing
                                   Int'l. Equity Fund    Stock Fund         Fund          Index Fund     Markets Fund
                                   ------------------   -------------   -------------   --------------   ------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common stocks
  Mutual funds                          $57,967                           $28,463                           $9,955
  Interest in common/collective
    trusts (pooled) funds                                  $44,616                          $4,831
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable
Receivables for securities sold
Cash
                                        -------            -------        -------           ------          ------
  Total assets                           57,967             44,616         28,463            4,831           9,955
                                        -------            -------        -------           ------          ------
LIABILITIES
Pending loans to participants                                    1                               1               1
Distributions payable to
  participants
Payable for securities purchased
Accrued expenses                              3                  2              2
Transfers among funds                       260                891            253               18             154
                                        -------            -------        -------           ------          ------
  Total liabilities/transfers               263                894            255               19             155
                                        -------            -------        -------           ------          ------
  Net assets available for benefits     $57,704            $43,722        $28,208           $4,812          $9,800
                                        =======            =======        =======           ======          ======

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 1999
                                                     (in thousands)
                                    Newport     Scudder Latin     Loan       TOTAL
                                   Tiger Fund   America Fund      Fund     ALL FUNDS
                                   ----------   -------------   --------   ----------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                           $  372,703
  Other common stocks                                                         318,796
  Mutual funds                       $ 8,060       $ 7,506                  1,082,864
  Interest in common/collective
    trusts (pooled) funds                                                     701,066
  U.S. government securities                                                    1,581
  Loans to participants                                         $62,737        62,875
Investments at Contract Value:
  Group annuity contracts                                                   3,387,241
Dividends/Interest receivable                                                   3,020
Receivables for securities sold                                                 1,809
Cash                                                                            1,242
                                     -------       -------      -------    ----------
  Total assets                         8,060         7,506       62,737     5,933,197
                                     -------       -------      -------    ----------
LIABILITIES
Pending loans to participants                                       (49)            0
Distributions payable to
  participants                                                                    637
Payable for securities purchased                                                  493
Accrued expenses                                                                  499
Transfers among funds                     83            82                          0
                                     -------       -------      -------    ----------
  Total liabilities/transfers             83            82          (49)        1,629
                                     -------       -------      -------    ----------
  Net assets available for benefits  $ 7,977       $ 7,424      $62,786    $5,931,568
                                     =======       =======      =======    ==========

                                                                                                   Schedule III
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2000
                                                     (in thousands)
                                   5 to 8 Year   8 to 20 Year   20 or More                Lehman Brothers  S&P 500 Large
                                       Time          Time       Year Time       Fixed        Aggregate        Stock
                                   Horizon Fund  Horizon Fund  Horizon Fund  Income Fund  Bond Index Fund   Index Fund
                                   ------------  ------------  ------------  -----------  ---------------  -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock               $    12       $    38       $    43
Other dividends
Interest                                 906           690            84     $  244,667      $     8         $    370

Net realized and unrealized
  gains (losses) from
  investments                           (899)       (4,906)       (6,316)           730          697          (34,009)

Employer contributions                   123           332           527          2,134           50            1,357
Participants' contributions            2,052         5,106         5,269         93,224          472           19,730
Transfers among funds                   (823)      (10,591)          642        (91,156)       4,467          (61,459)
                                     -------       -------       -------     ----------      -------         --------
     Total Additions                   1,371        (9,331)          249        249,599        5,694          (74,011)
                                     -------       -------       -------     ----------      -------         --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants         (2,929)       (2,988)       (2,017)      (318,415)        (452)         (20,115)
Loans transfers, net                     (41)          (98)         (105)             0          (51)            (313)
Administrative expenses                  (30)          (59)          (59)          (754)          (7)            (163)
                                     -------       -------       -------     ----------      -------         --------
     Total Deductions                  3,000         3,145         2,181        319,169          510           20,591
                                     -------       -------       -------     ----------      -------         --------
(Decrease) increase in net assets     (1,629)      (12,476)       (1,932)       (69,570)       5,184          (94,602)
Net assets available for benefits
  at beginning of year                40,359        70,008        43,424      3,386,837        5,096          430,643
                                     -------       -------       -------     ----------      -------         --------
Net assets available for benefits
  at end of year                     $38,730       $57,532       $41,492     $3,317,267      $10,280         $336,041
                                     =======       =======       =======     ==========      =======         ========

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2000
                                                     (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total    MAS High      Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                         $   9,071
Other dividends                                                              $   939       $ 1,581       $  2,325
Interest                            $     7       $    45            969           8             9             72

Net realized and unrealized
  gains (losses) from
  investments                        (1,397)       (1,703)      (123,526)        691        (2,935)         2,772

Employer contributions                   69           191            355          38            31            234
Participants' contributions             766         2,330          5,657         462           495          3,666
Transfers among funds                  (798)        7,747        (36,515)     15,545           526        (23,975)
                                    -------       -------      ---------     -------       -------       --------
     Total Additions                 (1,353)        8,610       (143,989)     17,683          (293)       (14,906)
                                    -------       -------      ---------     -------       -------       --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (348)       (1,495)       (20,459)     (1,410)       (1,023)        (5,462)
Loans transfers, net                    (19)           59         (1,233)        (26)          (14)             2
Administrative expenses                 (14)          (22)           (72)         (3)           (3)           (18)
                                    -------       -------      ---------     -------       -------       --------
     Total Deductions                   381         1,458         21,764       1,439         1,040          5,478
                                    -------       -------      ---------     -------       -------       --------
(Decrease) increase in net assets     (1734)        7,152       (165,753)     16,244        (1,333)       (20,384)
Net assets available for benefits
  at beginning of year                8,549        26,486        383,304       9,238        14,309         93,079
                                    -------       -------      ---------     -------       -------       --------
Net assets available for benefits
  at end of year                    $ 6,815       $33,638      $ 217,551     $25,482       $12,976       $ 72,695
                                    =======       =======      =========     =======       =======       ========

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2000
                                                     (in thousands)
                                   T. Rowe Price   Fidelity Growth    Putnam      Putnam                  T. Rowe Price
                                      Equity             and         Investors    Vista         PBHG        Small-Cap
                                    Income Fund      Income Fund       Fund        Fund     Growth Fund     Value Fund
                                   -------------   ---------------   ---------   --------   -----------   -------------
ADDITIONS OF NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                       $   538         $    533                                               $   283
Interest                                   24               65       $     93    $    64      $    131            21

Net realized and unrealized
  gains (losses) from
  investments                           2,680           (2,300)       (16,519)    (9,006)      (41,557)        4,167

Employer contributions                     84              299            335        261           403            84
Participants' contributions             1,374            3,873          4,418      3,307         4,501         1,114
Transfers among funds                    (971)         (12,243)          (383)    42,108        72,639         3,802
                                      -------         --------       --------    -------      --------       -------
     Total Additions                    3,729           (9,773)       (12,056)    36,734        36,117         9,471
                                      -------         --------       --------    -------      --------       -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (1,387)          (4,030)        (4,146)    (3,291)       (3,443)       (1,323)
Loans transfers, net                      (27)              (6)           (50)      (197)         (689)          (13)
Administrative expenses                    (6)             (16)           (20)       (15)          (20)           (5)
                                      -------         --------       --------    -------      --------       -------
     Total Deductions                   1,420            4,052          4,216      3,503         4,152         1,341
                                      -------         --------       --------    -------      --------       -------
Increase (decrease) in net assets       2,309          (13,825)       (16,272)    33,231        31,965         8,130
Net assets available for benefits
  at beginning of year                 29,482           78,860         89,661     40,705        37,759        22,035
                                      -------         --------       --------    -------      --------       -------
Net assets available for benefits
  at end of year                      $31,791         $ 65,035       $ 73,389    $73,936      $ 69,724       $30,165
                                      =======         ========       ========    =======      ========       =======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2000
                                                     (in thousands)
                                                     Putnam OTC      MAS     RogersCasey        MFS        Putnam
                                   Skyline Special   & Emerging     Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                                                    $   259    $  3,304       $    32
Interest                               $    19        $    184          16       1,288            16      $     85

Net realized and unrealized
  gains (losses) from
  investments                            2,438         (80,099)      3,906      33,618        (1,046)      (15,129)

Employer contributions                      45             537          58         399            64           353
Participants' contributions                868           6,513         880       7,423           807         4,643
Transfers among funds                     (158)         60,806       9,006     (25,546)        2,354        17,496
                                       -------        --------     -------    --------       -------      --------
     Total Additions                     3,212         (12,059)     14,125      20,486         2,227         7,448
                                       -------        --------     -------    --------       -------      --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants             (409)         (4,474)       (821)    (22,168)       (1,113)       (4,028)
Loans transfers, net                        18            (463)         (5)     (1,171)          (30)         (204)
Administrative expenses                     (2)            (28)         (3)     (2,505)           (4)          (20)
                                       -------        --------     -------    --------       -------      --------
     Total Deductions                      393           4,965         829      25,844         1,147         4,252
                                       -------        --------     -------    --------       -------      --------
Increase (decrease) in net assets        2,819         (17,024)     13,296      (5,358)        1,080         3,196
Net assets available for benefits
  at beginning of year                  12,123          88,227      15,633     343,840        14,380        71,103
                                       -------        --------     -------    --------       -------      --------
Net assets available for benefits
  at end of year                       $14,942        $ 71,203     $28,929    $338,482       $15,460      $ 74,299
                                       =======        ========     =======    ========       =======      ========

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2000
                                                     (in thousands)
                                      Cohen                        T. Rowe Price                    T. Rowe Price
                                    & Steers       First Eagle       Blue Chip     T. Rowe Price      Science &
                                   Realty Fund   Fund of America    Growth Fund    New Era Fund    Technology Fund
                                   -----------   ---------------   -------------   -------------   ---------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                      $   669                                          $   68
Interest                                  13        $    14           $    59             13         $     334

Net realized and unrealized
  gains (losses) from
  investments                          1,581            (56)           (2,353)           527          (101,972)

Employer contributions                    39             57               337             29             1,182
Participants' contributions              611            820             3,562            280            13,983
Transfers among funds                  8,796         (6,826)            8,207          3,311            35,235
                                     -------        -------           -------         ------         ---------
     Total Additions                  11,709         (5,991)            9,812          4,228           (51,238)
                                     -------        -------           -------         ------         ---------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (273)        (1,077)           (3,050)          (230)          (12,547)
Loans transfers, net                     (43)            26               (53)             1              (918)
Administrative expenses                   (2)            (4)              (15)            (1)              (63)
                                     -------        -------           -------         ------         ---------
     Total Deductions                    318          1,055             3,118            230            13,528
                                     -------        -------           -------         ------         ---------
Increase (decrease) in net assets     11,391         (7,046)            6,694          3,998           (64,766)
Net assets available for benefits
  at beginning of year                 5,854         22,912            59,777          3,307           262,145
                                     -------        -------           -------         ------         ---------
Net assets available for benefits
  at end of year                     $17,245        $15,866           $66,471         $7,305         $ 197,379
                                     =======        =======           =======         ======         =========

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2000
                                                     (in thousands)
                                     Morgan Stanley        Russell          Acorn       State Street      Templeton
                                     Institutional      International   International   Emerging Mkts.    Developing
                                   Int'l. Equity Fund    Stock Fund         Fund         Index Fund      Markets Fund
                                   ------------------   -------------   -------------   --------------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                         $   101                           $   617                          $    33
Interest                                     26            $    30             45          $     7               9

Net realized and unrealized
  gains (losses) from
  investments                             4,580             (6,043)        (6,860)            (908)         (2,454)

Employer contributions                      126                102            173               21              35
Participants' contributions               1,995              1,554          2,913              290             419
Transfers among funds                    (4,652)            (1,908)        (4,184)          (2,275)         (2,879)
                                        -------            -------        -------          -------         -------
     Total Additions                      2,176             (6,265)        (7,296)          (2,865)         (4,837)
                                        -------            -------        -------          -------         -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants            (2,932)            (1,906)          (853)             (67)           (273)
Loans transfers, net                        (39)              (104)           158               13               1
Administrative expenses                     (12)               (10)            (7)             (18)             (1)
                                        -------            -------        -------          -------         -------
     Total Deductions                     2,983              2,020            702               72             273
                                        -------            -------        -------          -------         -------
Decrease in net assets                     (807)            (8,285)        (7,998)          (2,937)         (5,110)
Net assets available for benefits
  at beginning of year                   57,704             43,722         28,208            4,812           9,800
                                        -------            -------        -------          -------         -------
Net assets available for benefits
  at end of year                        $56,897            $35,437        $20,210          $ 1,875         $ 4,690
                                        =======            =======        =======          =======         =======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2000
                                                     (in thousands)
                                                 Matthews
                                   Newport       Pacific     Scudder Latin     Loan         TOTAL
                                  Tiger Fund   Tiger Fund I  America Fund      Fund       ALL FUNDS
                                  ----------   ------------  -------------   --------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                                                   $    9,164
Other dividends                                   $  157        $    39                      11,478
Interest                            $     1            3              9                     250,404

Net realized and unrealized
  gains (losses) from
  investments                            95       (1,149)        (1,124)                   (405,784)

Employer contributions                    4            9             26                      10,503
Participants' contributions              53           61            305                     205,796
Transfers among funds                (8,011)       4,388         (1,722)                          0
                                    -------       ------        -------      --------    ----------
     Total Additions                 (7,858)       3,469         (2,467)            0        81,561
                                    -------       ------        -------      --------    ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (124)         (77)          (208)       (3,103)     (454,466)
Loans transfers, net                      6           (1)             5         5,624             0
Administrative expenses                  (1)          (1)            (1)                     (3,984)
                                    -------       ------        -------      --------    ----------
     Total Deductions                   119           79            204        (2,521)      458,450
                                    -------       ------        -------      --------    ----------
(Decrease) increase in net assets    (7,977)       3,390         (2,671)        2,521      (376,889)
Net assets available for benefits
  at beginning of year                7,977            0          7,424        62,786     5,931,568
                                    -------       ------        -------      --------    ----------
Net assets available for benefits
  at end of year                    $     0       $3,390        $ 4,753      $ 65,307    $5,554,679
                                    =======       ======        =======      ========    ==========

                                                                                                  Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1999
                                                     (in thousands)
                                   5 to 8 Year   8 to 20 Year   20 or More                Lehman Brothers  S&P 500 Large
                                       Time          Time       Year Time       Fixed        Aggregate        Stock
                                   Horizon Fund  Horizon Fund  Horizon Fund  Income Fund  Bond Index Fund   Index Fund
                                   ------------  ------------  ------------  -----------  ---------------  -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock               $    10       $    30       $    24
Other dividends
Interest                                 888           667            66     $  251,721       $    8         $    421

Net realized and unrealized
  gains (losses) from
  investments                          3,854        10,239         7,974                         (38)          76,824

Participants' contributions            6,842         9,033         5,445        183,944        1,254           28,246
Transfers among funds                 (3,316)        2,886         5,584        (40,821)      (3,774)          (6,993)
                                     -------       -------       -------     ----------       ------         --------
     Total Additions                   8,278        22,855        19,093        394,844       (2,550)          98,498
                                     -------       -------       -------     ----------       ------         --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants         (4,769)       (3,879)       (1,398)      (289,463)        (723)         (23,627)
Loans transfers, net                    (137)         (288)         (127)           492          (30)          (1,160)
Administrative expenses                  (47)          (82)          (54)        (2,135)          (9)            (340)
                                     -------       -------       -------     ----------       ------         --------
     Total Deductions                  4,953         4,249         1,579        291,106          762           25,127
                                     -------       -------       -------     ----------       ------         --------
Increase in net assets                 3,325        18,606        17,514        103,738       (3,312)          73,371
Net assets available for benefits
  at beginning of year                37,034        51,402        25,910      3,283,099        8,408          357,272
                                     -------       -------       -------     ----------       ------         --------
Net assets available for benefits
  at end of year                     $40,359       $70,008       $43,424     $3,386,837       $5,096         $430,643
                                     =======       =======       =======     ==========       ======         ========

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1999
                                                     (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total    MAS High      Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                          $  9,066
Other dividends                                                               $   656      $ 1,474       $  3,524
Interest                             $    5       $    33          1,166            8           11            108

Net realized and unrealized
  gains (losses) from
  investments                         1,912         4,482        (23,664)        (682)        (339)          (712)

Participants' contributions             804         2,564         10,112          758          747          7,934
Transfers among funds                 1,227        (5,657)        23,510       (2,833)      (1,688)       (27,494)
                                     ------       -------       --------      -------      -------       --------
     Total Additions                  3,948         1,422         20,190       (2,093)         205        (16,640)
                                     ------       -------       --------      -------      -------       --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (230)       (1,323)       (25,417)        (485)      (1,008)        (7,602)
Loans transfers, net                    (19)          (45)        (1,846)          27           42            (14)
Administrative expenses                 (13)          (25)          (238)          (7)          (9)           (70)
                                     ------       -------       --------      -------      -------       --------
     Total Deductions                   262         1,393         27,501          465          975          7,686
                                     ------       -------       --------      -------      -------       --------
Increase in net assets                3,686            29         (7,311)      (2,558)        (770)       (24,326)
Net assets available for benefits
  at beginning of year                4,863        26,457        390,615       11,796       15,079        117,405
                                     ------       -------       --------      -------      -------       --------
Net assets available for benefits
  at end of year                     $8,549       $26,486       $383,304      $ 9,238      $14,309       $ 93,079
                                     ======       =======       ========      =======      =======       ========

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1999
                                                     (in thousands)
                                   T. Rowe Price   Fidelity Growth    Putnam      Putnam                  T. Rowe Price
                                      Equity             and         Investors    Vista         PBHG        Small-Cap
                                    Income Fund      Income Fund       Fund        Fund     Growth Fund     Value Fund
                                   -------------   ---------------   ---------   --------   -----------   -------------
ADDITIONS OF NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                       $   667          $   698                                               $   197
Interest                                   26               75        $    99    $    24      $    16             22

Net realized and unrealized
  gains (losses) from
  investments                             307            7,337         19,661     12,862       13,642             58

Participants' contributions             2,520            6,973          5,384      1,901        1,110          1,625
Transfers among funds                  (9,862)          (9,447)        21,469     10,801       10,061        (10,189)
                                      -------          -------        -------   --------      -------        -------
     Total Additions                   (6,342)           5,636         46,613     25,588       24,829         (8,287)
                                      -------          -------        -------   --------      -------        -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (2,288)          (5,085)        (3,802)    (1,522)        (687)        (1,627)
Loans transfers, net                      (60)            (163)          (191)       (71)         (77)           (21)
Administrative expenses                   (22)             (53)           (45)       (16)          (9)           (16)
                                      -------          -------        -------    -------      -------        -------
     Total Deductions                   2,370            5,301          4,038      1,609          773          1,664
                                      -------          -------        -------    -------      -------        -------
Increase in net assets                 (8,712)             335         42,575     23,979       24,056         (9,951)
Net assets available for benefits
  at beginning of year                 38,194           78,525         47,086     16,726       13,703         31,986
                                      -------          -------        -------    -------      -------        -------
Net assets available for benefits
  at end of year                      $29,482          $78,860        $89,661    $40,705      $37,759        $22,035
                                      =======          =======        =======    =======      =======        =======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1999
                                                     (in thousands)
                                                     Putnam OTC      MAS     RogersCasey        MFS        Putnam
                                   Skyline Special   & Emerging     Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                                                    $   406    $   3,560       $    64
Interest                              $     30         $    31          17        1,569            12      $    41

Net realized and unrealized
  gains (losses) from
  investments                           (2,431)         35,447        (895)      59,870         2,698       21,279

Participants' contributions              1,646           1,607       1,219       12,834         1,061        3,013
Transfers among funds                  (11,789)         35,603      (8,306)    (114,154)          912       26,498
                                      --------         -------     -------    ---------       -------      -------
     Total Additions                   (12,544)         72,688      (7,559)     (36,321)        4,747       50,831
                                      --------         -------     -------    ---------       -------      -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (1,099)         (1,278)     (1,435)     (25,385)         (473)      (1,970)
Loans transfers, net                        79            (144)         37         (840)          (15)         (31)
Administrative expenses                    (12)            (17)        (13)      (2,841)           (8)         (24)
                                      --------         -------     -------    ---------       -------      -------
     Total Deductions                    1,032           1,439       1,411       29,066           496        2,025
                                      --------         -------     -------    ---------       -------      -------
Increase in net assets                 (13,576)         71,249      (8,970)     (65,387)        4,251       48,806
Net assets available for benefits
  at beginning of year                  25,699          16,978      24,603      409,227        10,129       22,297
                                       -------         -------     -------    ---------       -------      -------
Net assets available for benefits
  at end of year                       $12,123         $88,227     $15,633    $ 343,840       $14,380      $71,103
                                       =======         =======     =======    =========       =======      =======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1999
                                                     (in thousands)
                                      Cohen                        T. Rowe Price                    T. Rowe Price
                                    & Steers       First Eagle       Blue Chip     T. Rowe Price      Science &
                                   Realty Fund   Fund of America    Growth Fund    New Era Fund    Technology Fund
                                   -----------   ---------------   -------------   -------------   ---------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                      $   337                          $    49         $   43
Interest                                   4         $    25               58              4          $    155

Net realized and unrealized
  gains (losses) from
  investments                           (156)          2,306           10,155            383           101,267

Participants' contributions              332           1,915            5,028            226             8,165
Transfers among funds                 (2,295)         (2,907)           1,723            898           119,244
                                     -------         -------          -------         ------          --------
     Total Additions                  (1,778)          1,339           17,013          1,554           228,831
                                     -------         -------          -------         ------          --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (364)         (1,309)          (2,278)          (179)           (4,014)
Loans transfers, net                      (1)              4             (158)            (7)             (701)
Administrative expenses                   (4)            (18)             (34)            (2)              (72)
                                     -------         -------          -------         ------          --------
     Total Deductions                    369           1,323            2,470            188             4,787
                                     -------         -------          -------         ------          --------
Increase in net assets                (2,147)             16           14,543          1,366           224,044
Net assets available for benefits
  at beginning of year                 8,001          22,896           45,234          1,941            38,101
                                     -------         -------          -------         ------          --------
Net assets available for benefits
  at end of year                     $ 5,854         $22,912          $59,777         $3,307          $262,145
                                     =======         =======          =======         ======          ========

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1999
                                                     (in thousands)
                                     Morgan Stanley
                                      Dean Witter          Russell          Acorn       State Street      Templeton
                                     Institutional      International   International   Emerging Mkts.    Developing
                                   Int'l. Equity Fund    Stock Fund         Fund         Index Fund      Markets Fund
                                   ------------------   -------------   -------------   --------------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                         $   500                           $   132
Interest                                     31            $    30              9           $    3          $    8

Net realized and unrealized
  gains (losses) from
  investments                             8,151             13,991         12,033            1,488           4,161

Participants' contributions               2,719              1,862            669              162             515
Transfers among funds                      (517)            (2,718)         8,006            2,621           1,144
                                        -------            -------        -------           ------          ------
     Total Additions                     10,884             13,165         20,849            4,274           5,828
                                        -------            -------        -------           ------          ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants            (2,534)            (2,184)          (711)            (153)           (362)
Loans transfers, net                         42                (40)           (42)             (35)            (62)
Administrative expenses                     (33)               (21)            (9)             (23)             (6)
                                        -------            -------        -------           ------          ------
     Total Deductions                     2,525              2,245            762              211             430
                                        -------            -------        -------           ------          ------
Increase in net assets                    8,359             10,920         20,087            4,063           5,398
Net assets available for benefits
  at beginning of year                   49,345             32,802          8,121              749           4,402
                                        -------            -------        -------           ------          ------
Net assets available for benefits
  at end of year                        $57,704            $43,722        $28,208           $4,812          $9,800
                                        =======            =======        =======           ======          ======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1999
                                                     (in thousands)
                                    Newport     Scudder Latin     Loan        TOTAL
                                   Tiger Fund   America Fund      Fund      ALL FUNDS
                                   ----------   -------------   --------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                                      $    9,130
Other dividends                                    $    14                      12,321
Interest                             $   13              9                     257,413

Net realized and unrealized
  gains (losses) from
  investments                         6,477          2,601                     412,542

Participants' contributions             602            271                     321,042
Transfers among funds                (7,490)            63                           0
                                     ------        -------      --------    ----------
     Total Additions                   (398)         2,958             0     1,012,448
                                     ------        -------      --------    ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (178)          (210)       (5,070)     (426,121)
Loans transfers, net                     28             21         5,553             0
Administrative expenses                  (5)            (4)                     (6,336)
                                     ------        -------      --------    ----------
     Total Deductions                   155            193          (483)      432,457
                                     ------        -------      --------    ----------
Increase in net assets                 (553)         2,765           483       579,991
Net assets available for benefits
  at beginning of year                8,530          4,659        62,303     5,351,577
                                     ------        -------      --------    ----------
Net assets available for benefits
  at end of year                     $7,977        $ 7,424      $ 62,786    $5,931,568
                                     ======        =======      ========    ==========

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1998
                                                     (in thousands)
                                   5 to 8 Year   8 to 20 Year   20 or More                Lehman Brothers  S&P 500 Large
                                       Time          Time       Year Time       Fixed        Aggregate        Stock
                                   Horizon Fund  Horizon Fund  Horizon Fund  Income Fund  Bond Index Fund   Index Fund
                                   ------------  ------------  ------------  -----------  ---------------  -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock               $     8       $    21       $    17
Other dividends
Interest                                 751           511            63     $  251,708       $    7         $    345

Net realized and unrealized
  gains (losses) from
  investments                          3,245         5,576         2,969                         460           74,736

Participants' contributions            4,642         4,798         3,642        255,535          803           20,436
Transfers among funds                  8,752         6,654          (190)        62,035        4,294           50,027
                                     -------       -------       -------     ----------       ------         --------
     Total Additions                  17,398        17,560         6,501        569,278        5,564          145,544
                                     -------       -------       -------     ----------       ------         --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants         (2,897)       (1,851)       (1,178)      (285,822)        (537)         (18,126)
Distributions to successor plans           7           172          (142)        10,289          (48)          (1,896)
Loans transfers, net                     (53)          101           (49)         2,885            6             (387)
Administrative expenses                  (51)          (76)          (49)        (3,404)         (11)            (367)
                                     -------       -------       -------     ----------       ------         --------
     Total Deductions                  2,994         1,654         1,418        276,052          590           20,776
                                     -------       -------       -------     ----------       ------         --------
Increase in net assets                14,404        15,906         5,083        293,226        4,974          124,768
Net assets available for benefits
  at beginning of year                22,630        35,496        20,827      2,989,873        3,434          232,504
                                     -------       -------       -------     ----------       ------         --------
Net assets available for benefits
  at end of year                     $37,034       $51,402       $25,910     $3,283,099       $8,408         $357,272
                                     =======       =======       =======     ==========       ======         ========

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1998
                                                     (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total    MAS High      Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                          $  9,610
Other dividends                                                               $   464      $ 1,309       $  3,892
Interest                             $    6       $    40          1,347            6           11            149

Net realized and unrealized
  gains (losses) from
  investments                           566        (1,018)        90,893          241         (997)        13,678

Participants' contributions             416         2,293         12,455          829        1,006          8,826
Transfers among funds                   154          (106)      (103,879)       7,672        2,902         (7,362)
                                     ------       -------       --------      -------      -------       --------
     Total Additions                  1,142         1,209         10,426        9,212        4,231         19,183
                                     ------       -------       --------      -------      -------       --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (359)       (1,476)       (30,564)        (902)      (1,037)        (9,263)
Distributions to successor plans        (18)          436          3,009         (166)          63          1,764
Loans transfers, net                     18           (38)        (1,843)          (5)          11            143
Administrative expenses                 (13)          (37)          (420)          (8)         (16)          (119)
                                     ------       -------       --------      -------      -------       --------
     Total Deductions                   372         1,115         29,818        1,081          979          7,475
                                     ------       -------       --------      -------      -------       --------
Increase in net assets                  770            94        (19,392)       8,131        3,252         11,708
Net assets available for benefits
  at beginning of year                4,093        26,363        410,007        3,665       11,827        105,697
                                     ------       -------       --------      -------      -------       --------
Net assets available for benefits
  at end of year                     $4,863       $26,457       $390,615      $11,796      $15,079       $117,405
                                     ======       =======       ========      =======      =======       ========

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1998
                                                     (in thousands)
                                   T. Rowe Price   Fidelity Growth    Putnam      Putnam                  T. Rowe Price
                                      Equity             and         Investors    Vista         PBHG        Small-Cap
                                    Income Fund      Income Fund       Fund        Fund     Growth Fund     Value Fund
                                   -------------   ---------------   ---------   --------   -----------   -------------
ADDITIONS OF NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                       $   970          $   557                                               $   404
Interest                                   31               54        $    44    $    13      $    19             31

Net realized and unrealized
  gains (losses) from
  investments                           2,199           13,434          7,287      1,689          111         (5,966)

Participants' contributions             3,483            4,639          1,958      1,024        1,596          3,693
Transfers among funds                    (357)          33,726         33,148      5,056       (5,634)        (4,428)
                                      -------          -------        -------   --------      -------        -------
     Total Additions                    6,326           52,410         42,437      7,782       (3,908)        (6,266)
                                      -------          -------        -------   --------      -------        -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (2,070)          (2,821)        (2,543)      (921)        (876)        (1,481)
Distributions to successor plans          163             (765)        (1,835)      (280)         372            526
Loans transfers, net                      (42)            (133)           (81)       (21)         (72)           (23)
Administrative expenses                   (42)             (58)           (30)       (14)         (15)           (40)
                                      -------          -------        -------    -------      -------        -------
     Total Deductions                   1,991            3,777          4,489      1,236          591          1,018
                                      -------          -------        -------    -------      -------        -------
Increase in net assets                  4,335           48,633         37,948      6,546       (4,499)        (7,284)
Net assets available for benefits
  at beginning of year                 33,859           29,892          9,138     10,180       18,202         39,270
                                      -------          -------        -------    -------      -------        -------
Net assets available for benefits
  at end of year                      $38,194          $78,525        $47,086    $16,726      $13,703        $31,986
                                      =======          =======        =======    =======      =======        =======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1998
                                                     (in thousands)
                                                     Putnam OTC      MAS     RogersCasey        MFS        Putnam
                                   Skyline Special   & Emerging     Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                                                    $   450    $   4,186       $    21
Interest                              $     62         $    18          24        2,717             7      $    19

Net realized and unrealized
  gains (losses) from
  investments                           (2,653)            837      (1,714)      14,258         1,466        3,149

Participants' contributions              2,744           1,336       2,552       20,656           618        1,423
Transfers among funds                  (14,440)          3,148      (6,287)    (101,278)        2,235        7,798
                                      --------         -------     -------    ---------       -------      -------
     Total Additions                   (14,287)          5,339      (4,975)     (59,461)        4,347       12,389
                                      --------         -------     -------    ---------       -------      -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (1,954)           (990)     (1,590)     (37,695)         (395)      (1,047)
Distributions to successor plans           952             209         479       12,778           (43)        (306)
Loans transfers, net                       128             (42)        (45)      (1,848)            2          (10)
Administrative expenses                    (38)            (14)        (32)      (4,054)           (8)         (17)
                                      --------         -------     -------    ---------       -------      -------
     Total Deductions                      912             837       1,188       30,819           444        1,380
                                      --------         -------     -------    ---------       -------      -------
Increase in net assets                 (15,199)          4,502      (6,163)     (90,280)        3,903       11,009
Net assets available for benefits
  at beginning of year                  40,898          12,476      30,766      499,507         6,226       11,288
                                       -------         -------     -------    ---------       -------      -------
Net assets available for benefits
  at end of year                       $25,699         $16,978     $24,603    $ 409,227       $10,129      $22,297
                                       =======         =======     =======    =========       =======      =======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1998
                                                     (in thousands)
                                      Cohen                        T. Rowe Price                    T. Rowe Price
                                    & Steers       First Eagle       Blue Chip     T. Rowe Price      Science &
                                   Realty Fund   Fund of America    Growth Fund    New Era Fund    Technology Fund
                                   -----------   ---------------   -------------   -------------   ---------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                      $   476                                          $   27
Interest                                   9         $    18          $    32              3           $    38

Net realized and unrealized
  gains (losses) from
  investments                         (3,083)          1,540            8,623           (374)            9,279

Participants' contributions              875           1,083            2,984            137             2,211
Transfers among funds                 (6,603)         15,822            9,472           (137)            4,835
                                     -------         -------          -------         ------           -------
     Total Additions                  (8,326)         18,463           21,111           (344)           16,363
                                     -------         -------          -------         ------           -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (488)           (822)          (2,009)          (136)             (932)
Distributions to successor plans         411            (443)             (80)            14                49
Loans transfers, net                      17             (37)             (78)           (14)                5
Administrative expenses                  (12)            (17)             (37)            (3)              (25)
                                     -------         -------          -------         ------           -------
     Total Deductions                     72           1,319            2,204            139               903
                                     -------         -------          -------         ------           -------
Increase in net assets                (8,398)         17,144           18,907           (483)           15,460
Net assets available for benefits
  at beginning of year                16,399           5,752           26,327          2,424            22,641
                                     -------         -------          -------         ------           -------
Net assets available for benefits
  at end of year                     $ 8,001         $22,896          $45,234         $1,941           $38,101
                                     =======         =======          =======         ======           =======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1998
                                                     (in thousands)
                                     Morgan Stanley
                                      Dean Witter          Russell          Acorn       State Street      Templeton
                                     Institutional      International   International   Emerging Mkts.    Developing
                                   Int'l. Equity Fund    Stock Fund         Fund         Index Fund      Markets Fund
                                   ------------------   -------------   -------------   --------------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                         $   916                            $   59                           $   88
Interest                                     32            $    50              5           $    1               7

Net realized and unrealized
  gains (losses) from
  investments                             4,953              3,958            845             (240)         (1,316)

Participants' contributions               3,124              3,095            476              107             464
Transfers among funds                     8,789            (10,785)         2,118             (267)         (1,271)
                                        -------            -------         ------           ------          ------
     Total Additions                     17,814             (3,682)         3,503             (399)         (2,028)
                                        -------            -------         ------           ------          ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants            (1,589)            (3,388)          (595)             (50)           (246)
Distributions to successor plans            211                822             61                0             282
Loans transfers, net                         (9)                46             14                5              16
Administrative expenses                     (47)               (38)            (8)              (6)             (5)
                                        -------            -------         ------           ------          ------
     Total Deductions                     1,434              2,558            528               51             (47)
                                        -------            -------         ------           ------          ------
Increase in net assets                   16,380             (6,240)         2,975             (450)         (1,981)
Net assets available for benefits
  at beginning of year                   32,965             39,042          5,146            1,199           6,383
                                        -------            -------         ------           ------          ------
Net assets available for benefits
  at end of year                        $49,345            $32,802         $8,121           $  749          $4,402
                                        =======            =======         ======           ======          ======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1998
                                                     (in thousands)
                                                                            Sub-total
                                    Newport     Scudder Latin     Loan        Boston        Kodak       Eastman
                                   Tiger Fund   America Fund      Fund      Safe Funds    Stock Fund   Stock Fund
                                   ----------   -------------   --------   ------------   ----------   ----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                                      $    9,656     $   288
Dividends on Eastman Chemical
  Company common stock                                                                                  $   537
Other dividends                      $  213        $    93                      14,125
Interest                                 12             20                     258,210           8           18

Net realized and unrealized
  gains (losses) from
  investments                         1,065         (2,851)                    246,845       4,481       (3,067)

Participants' contributions             632            603                     377,194
Transfers among funds                 1,513         (7,126)                          0      (6,551)         562
                                     ------        -------      --------    ----------     -------      -------
     Total Additions                  3,435         (9,261)            0       906,030      (1,774)      (1,950)
                                     ------        -------      --------    ----------     -------      -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (171)          (267)       (8,692)     (427,780)     (1,414)      (1,300)
Distributions to successor plans         57            650           948        28,702       3,259        3,243
Loans transfers, net                     30             (4)        1,407             0         (62)          12
Administrative expenses                  (7)            (8)                     (9,146)         (9)          (5)
                                     ------        -------      --------    ----------     -------      -------
     Total Deductions                    91           (371)        6,337       408,224      (1,774)      (1,950)
                                     ------        -------      --------    ----------     -------      -------
Increase in net assets                3,344         (8,890)       (6,337)      497,806           0            0
Net assets available for benefits
  at beginning of year                5,186         13,549        68,640     4,853,771           0            0
                                     ------        -------      --------    ----------      ------      -------
Net assets available for benefits
  at end of year                     $8,530        $ 4,659      $ 62,303    $5,351,577      $    0      $     0
                                     ======        =======      ========    ==========      ======      =======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1998
                                                     (in thousands)
                                                                   Fidelity    Fidelity                  International
                                   Fidelity Managed    Fidelity    Puritan     Magellan     Fidelity       Growth &
                                   Income Portfolio      Fund        Fund        Fund      Contrafund     Income Fund
                                   ----------------    --------    --------    --------    ----------    -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                                        $ 1,260     $ 2,052      $ 1,184      $    43        $    1
Interest                               $ 17,817             17          26           60           21             1

Net realized and unrealized
  gains (losses) from
  investments                                             (104)     (1,270)       1,191        1,925          (154)

Participants' contributions
Transfers among funds                     1,350          2,528         (91)        (658)        (344)         (254)
                                       --------        -------     -------      -------      -------        ------
     Total Additions                     19,167          3,701         717        1,777        1,645          (406)
                                       --------        -------     -------      -------      -------        ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (24,134)        (1,357)     (1,195)      (2,994)      (1,923)         (225)
Distributions to successor plans          4,868         (2,314)        446        1,328          353           632
Loans transfers, net                        111            (29)         33         (104)         (69)           (1)
Administrative expenses                     (12)            (1)         (1)          (7)          (6)
                                       --------        -------     -------      -------      -------        ------
     Total Deductions                    19,167          3,701         717        1,777        1,645          (406)
                                       --------        -------     -------      -------      -------        ------
Increase in net assets                        0              0           0            0            0             0
Net assets available for benefits
  at beginning of year                        0              0           0            0            0             0
                                       --------        -------     -------      -------      -------        ------
Net assets available for benefits
  at end of year                       $      0        $     0     $     0      $     0      $     0        $    0
                                       ========        =======     =======      =======      =======        ======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 1998
                                                     (in thousands)
                                                                 Sub-total
                                     U.S. Equity       Loan      Fidelity        TOTAL
                                   Index Portfolio     Fund     Investments    ALL FUNDS
                                   ---------------    ------    -----------    ----------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                           $   288       $    9,944
Dividends on Eastman Chemical
  Company common stock                                               537              537
Other dividends                        $  221                      4,761           18,886
Interest                                    5                     17,973          276,183

Net realized and unrealized
  gains (losses) from
  investments                             117                      3,119          249,964

Participants' contributions                                                       377,194
Transfers among funds                   3,458                          0                0
                                       ------         -----      -------       ----------
     Total Additions                    3,801             0       26,678          932,708
                                       ------         -----      -------       ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants            (772)         (437)     (35,751)        (463,531)
Distributions to successor plans       (3,005)          304        9,114           37,816
Loans transfers, net                      (24)          133            0                0
Administrative expenses                                              (41)          (9,187)
                                       ------         -----      -------       ----------
     Total Deductions                   3,801             0       26,678          434,902
                                       ------         -----      -------       ----------
Increase in net assets                      0             0            0          497,806
Net assets available for benefits
  at beginning of year                      0             0            0        4,853,771
                                       ------         -----      -------       ----------
Net assets available for benefits
  at end of year                       $    0         $   0      $     0       $5,351,577
                                       ======         =====      =======       ==========

                      CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-43524) of Eastman Kodak Company of our report dated April 26, 2001 relating to the financial statements of Eastman Kodak Employees' Savings and Investment Plan, which appears in this Form 11-K.


PricewaterhouseCoopers LLP
Rochester, New York
May 7, 2001