Form 10-Q
period 2001-03-31
EASTMAN KODAK CO
filed 2001-05-14
CIK 31235

PAGE 1

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                        FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2001
                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                        March 31, 2001

Common Stock, $2.50 par value                  290,047,550
                                                                  PAGE 2
                       Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

                                           First Quarter
                                          2001       2000

Sales                                   $2,975     $3,095
Cost of goods sold                       1,908      1,834
                                        ------     ------
   Gross profit                          1,067      1,261

Selling, general and
 administrative expenses                   574        568
Research and development costs             189        201
Goodwill amortization                       42         36
                                        ------     ------
   Earnings from operations                262        456

Interest expense                            61         37
Other income (charges)                      23         19
                                        ------     ------
Earnings before income taxes               224        438
Provision for income taxes                  74        149
                                        ------     ------
   NET EARNINGS                         $  150     $  289
                                        ======     ======

Basic earnings per share                $  .52     $  .93
                                        ======     ======

Diluted earnings per share              $  .52     $  .93
                                        ======     ======

Earnings used in basic and
 diluted earnings per share             $  150     $  289


Number of common shares used in
 basic earnings per share                290.1      310.2

Incremental shares from
 assumed conversion of options             0.4        2.1
                                         -----      -----
Number of common shares used in
 diluted earnings per share              290.5      312.3
                                         =====      =====

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                              $7,869     $6,995
Net earnings                               150        289
Cash dividends declared                   (128)      (136)
                                        ------     ------
Retained Earnings
  at end of period                      $7,891     $7,148
                                        ======     ======

------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                                                  PAGE 3
Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                          March 31,        Dec. 31,
                                             2001            2000

ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   231         $   246
Marketable securities                          20               5
Receivables                                 2,549           2,653
Inventories                                 1,833           1,718
Deferred income tax charges                   561             575
Other                                         269             294
                                          -------         -------
 Total current assets                       5,463           5,491
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      12,925          12,963
Less: Accumulated depreciation              7,051           7,044
                                          -------         -------
 Net properties                             5,874           5,919
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated amortization
 of $797 and $778)                          1,005             947
Long-term receivables and other
 noncurrent assets                          1,902           1,767
Deferred income tax charges                    86              88
                                          -------         -------
 TOTAL ASSETS                             $14,330         $14,212
                                          =======         =======
------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 2,920         $ 3,275
Short-term borrowings                       2,827           2,206
Taxes - income and other                      605             572
Dividends payable                             128             128
Deferred income tax credits                    35              34
                                          -------         -------
 Total current liabilities                  6,515           6,215

OTHER LIABILITIES
Long-term borrowings                        1,125           1,166
Postemployment liabilities                  2,601           2,610
Other long-term liabilities                   678             732
Deferred income tax credits                    73              61
                                          -------         -------
 Total liabilities                         10,992          10,784

SHAREHOLDERS' EQUITY
Common stock at par*                          978             978
Additional paid in capital                    861             871
Retained earnings                           7,891           7,869
Accumulated other comprehensive loss         (572)           (482)
                                          -------         -------
                                            9,158           9,236
Less: Treasury stock at cost*               5,820           5,808
                                          -------         -------
 Total shareholders' equity                 3,338           3,428
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $14,330         $14,212
                                          =======         =======
* Common stock: $2.50 par value, 950 million shares authorized, 391 million shares issued at March 31, 2001 and December 31, 2000. Treasury stock at cost consists of approximately 101 million shares at March 31, 2001 and December 31, 2000.
Total comprehensive income was $60 million and $202 million for the quarters ended March 31, 2001 and March 31, 2000, respectively.
------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.
                                                                  PAGE 4
Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
                                                     First Quarter
                                                     2001    2000


Cash flows from operating activities:
Net earnings                                       $  150  $  289
Adjustments to reconcile to
net cash used in operating activities:
  Depreciation and amortization                       230     216
  Provision for deferred taxes                         29       8
  Gain on sale of assets                              (15)    (32)
  Decrease in receivables                              98      54
  Increase in inventories                            (123)   (234)
  Decrease in liabilities excluding borrowings       (398)   (444)
  Other items, net                                    (19)   (184)
                                                   ------  ------
    Total adjustments                                (198)   (616)
                                                   ------  ------
    Net cash used in operating activities             (48)   (327)
                                                   ------  ------

Cash flows from investing activities:
  Additions to properties                            (196)   (140)
  Proceeds from sale of assets                         15      44
  Acquisitions, net of cash acquired                 (189)     (1)
  Cash flows related to sales of businesses            (6)     (6)
  Marketable securities - purchases                   (20)    (33)
  Marketable securities - sales                         5      27
                                                   ------  ------
    Net cash used in investing activities            (391)   (109)
                                                   ------  ------

Cash flows from financing activities:
  Net increase in borrowings
   with original maturity of
   90 days or less                                    476     612
  Proceeds from other borrowings                      567     388
  Repayment of other borrowings                      (448)   (358)
  Dividends to shareholders                          (128)   (139)
  Exercise of employee stock options                    7       5
  Stock repurchases                                   (44)    (46)
                                                   ------  ------
    Net cash provided by financing activities         430     462
                                                   ------  ------

Effect of exchange rate changes on cash                (6)     (5)
                                                   ------  ------

Net (decrease) increase in cash and cash
 equivalents                                          (15)     21
Cash and cash equivalents, beginning of year          246     373
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  231  $  394
                                                   ======  ======

-----------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.
                                                                  PAGE 5
Eastman Kodak Company and Subsidiary Companies

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company in accordance with the accounting policies stated in the 2000 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. The financial statements are based in part on estimates and have not been audited by independent accountants. PricewaterhouseCoopers LLP will audit the annual statements.
------------------------------------------------------------------------

NOTE 2:  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations. Refer to Item 1, Legal Proceedings, on page 17.
------------------------------------------------------------------------

NOTE 3:  DERIVATIVES AND MARKET RISK

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts. The fair value of these contracts is reported in other current assets and/or current liabilities in the Company's Statement of Financial Position.

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales. At March 31, 2001, the Company had cash flow hedges for the Euro, the Canadian dollar, and the Australian dollar, with maturity dates ranging from April 2001 to December 2001.

At March 31, 2001, the fair value of all open foreign currency forward contracts was a pre-tax unrealized loss of $5 million. The offsets to this loss are a $7 million pre-tax loss deferred to other comprehensive income, and a $2 million pre-tax gain reported in other income (charges). Additionally, realized pre-tax losses of $1 million, related to closed foreign currency contracts, have been deferred in other comprehensive income. If all amounts deferred to other comprehensive income were to be realized, $8 million of pre-tax losses would be reclassified into cost of goods sold over the next twelve months, based on sales to third parties. During the first quarter of 2001, a pre-tax loss of $5 million was reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                                  PAGE 6

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency-denominated assets and liabilities. These contracts are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings (both in other income). The majority of the contracts held by the Company are denominated in Euros, Australian dollars, Chinese renminbi, and Canadian dollars.

The Company has entered into silver forward contracts that are designated as cash flow hedges of price risk related to forecasted worldwide silver purchases. The Company used silver forward contracts to minimize virtually all of its exposure to increases in silver prices in 2000. At March 31, 2001, the Company had open forward contracts, with maturity dates ranging from April 2001 to January 2002, hedging virtually all of its planned silver requirements through January 2002.

At March 31, 2001, the fair value of open contracts was a pre-tax unrealized loss of $26 million, recorded in other comprehensive income. If this amount were to be realized, $25 million (pre-tax) of this loss would be reclassified into cost of goods sold within the next twelve months. During the first quarter of 2001, a realized pre-tax loss of $6 million was recorded in cost of goods sold. At March 31, 2001, realized pre-tax losses of $6 million, related to closed silver contracts, were recorded in other comprehensive income. These losses will be reclassified into cost of goods sold as silver-containing products are sold (all within the next twelve months). Hedge ineffectiveness was insignificant.

The Company is exposed to interest rate risk primarily through its borrowing activities and, to a lesser extent, through investments in marketable securities. The Company utilizes U.S. dollar denominated as well as foreign currency denominated borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings are in fixed-rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and business financing requirements.

The Company's financial instrument counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at March 31, 2001 was not significant to the Company.
------------------------------------------------------------------------
                                                                  PAGE 7

NOTE 4:  ACQUISITIONS

On February 7, 2001, the Company completed its acquisition of substantially all of the imaging businesses of Bell & Howell Company. The purchase price of this stock and asset acquisition was $135 million in cash. The acquired units provide business customers worldwide with service and maintenance for document imaging components, micrographic-related equipment, supplies, parts and service.
------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except per share data)

                                         First Quarter
                                      2001    2000  Change

Sales                               $2,975  $3,095   - 4%
Earnings from operations               262     456   -43
Net earnings                           150     289   -48
Basic earnings per share               .52     .93   -44
Diluted earnings per share             .52     .93   -44

2001

The Company's results for the quarter included the following:

Pre-tax charges of approximately $10 million ($7 million after tax) associated with the exit of one of the Company's equipment manufacturing facilities. The costs for this effort, which began in 1999, related to relocation of certain manufacturing operations. Additional relocation costs of approximately $10 million pre-tax, will be recorded in the second quarter of 2001 in connection with these actions.

Excluding the above, net earnings were $157 million, while basic and diluted earnings per share were both $.54.
------------------------------------------------------------------------
                                                                  PAGE 8

Sales by Operating Segment
(in millions)

                                         First Quarter
                                      2001    2000   Change

Consumer Imaging
  Inside the U.S.                   $  645  $  690    - 7%
  Outside the U.S.                     752     817    - 8
                                    ------  ------    ---
Total Consumer Imaging               1,397   1,507    - 7
                                    ------  ------    ---

Health Imaging
  Inside the U.S.                      268     245    + 9
  Outside the U.S.                     293     289    + 1
                                    ------  ------    ---
Total Health Imaging                   561     534    + 5
                                    ------  ------    ---

Kodak Professional
  Inside the U.S.                      149     155    - 4
  Outside the U.S.                     218     257    -15
                                    ------  ------    ---
Total Kodak Professional               367     412    -11
                                    ------  ------    ---

Other Imaging
  Inside the U.S.                      347     306    +13
  Outside the U.S.                     303     336    -10
                                    ------  ------    ---
Total Other Imaging                    650     642    + 1
                                    ------  ------    ---
Total Sales                         $2,975  $3,095    - 4%
                                    ======  ======    ===

------------------------------------------------------------------------

Earnings from Operations by Operating Segment
(in millions)
                                         First Quarter
                                      2001    2000   Change

Consumer Imaging                      $ 61    $184    -67%
    Percent of Sales                   4.4%   12.2%

Health Imaging                        $108    $118    - 8%
    Percent of Sales                  19.3%   22.1%

Kodak Professional                    $ 49    $ 68    -28%
    Percent of Sales                  13.4%   16.5%

Other Imaging                         $ 44    $ 86    -49%
    Percent of Sales                   6.8%   13.4%
                                      ----    ----    ---
Total Earnings from Operations        $262    $456    -43%
                                      ====    ====    ===

------------------------------------------------------------------------

                                                                  PAGE 9

Net Earnings by Operating Segment
(in millions)
                                         First Quarter

                                      2001    2000   Change

Consumer Imaging                      $ 51    $140    -64%
    Percent of Sales                   3.7%    9.3%

Health Imaging                        $ 73    $ 80    - 9%
    Percent of Sales                  13.0%   15.0%

Kodak Professional                    $ 31    $ 34    - 9%
    Percent of Sales                   8.4%    8.3%

Other Imaging                         $ 35    $ 56    -38%
    Percent of Sales                   5.4%    8.7%
                                      ----    ----    ---
Total of segments                     $190    $310    -39%
    Percent of Sales                   6.4%   10.0%

Interest expense                       (61)    (37)
Other corporate items                    2       5
Income tax effects on
 above items and taxes
 not allocated to
 segments                               19      11
                                      ----    ----
Total Net Earnings                    $150    $289
                                      ====    ====

------------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                                         First Quarter
                                      2001    2000  Change

Gross profit                        $1,067  $1,261   -15%
    Percent of Sales                  35.9%   40.7%
Selling, general and
 administrative expenses            $  574  $  568   + 1%
    Percent of Sales                  19.3%   18.4%
Research and development costs      $  189  $  201   - 6%
    Percent of Sales                   6.4%    6.5%
Goodwill amortization               $   42      36   +17%
    Percent of Sales                   1.4%    1.2%
------------------------------------------------------------------------

2001 COMPARED WITH 2000

First Quarter

Consolidated

Reported first quarter sales were $2.975 billion, down 4% from the previous year. Adjusting for portfolio changes, revenues decreased 5%. Portfolio adjustments relate to the August 2000 divestiture of Eastman Software, the February 2001 acquisition of substantially all of Bell and Howell's Imaging business and contributions from the Kodak Diamic Ltd. joint venture with Mitsubishi, which was formed January 1, 2001. These portfolio changes contributed a net $22 million of revenues in the first quarter of 2001.
                                                                 PAGE 10

Exchange had a $105 million negative impact on revenue in the quarter due to changes in the Euro, Yen and Australian dollar exchange rates. Adjusting for portfolio changes and exchange, revenues were down 1% on a year-over-year basis.

For 2001, the Company amended its definition of digital to better reflect the digital product components of our Commercial and Government Systems (C&GS) business. Under this new definition, digital revenues in the quarter were $776 million, an increase of 7% year over year and represented 26% of the Company's total first quarter sales. In the quarter, sales of Consumer Digital products and services decreased 4%, primarily due to lower year-over-year sales of CD media and consumer digital cameras (although consumer digital camera unit volumes increased). Sales of Commercial Digital products and services increased by 12%, reflecting strong product sales in the Health Imaging segment and the C&GS business. Earnings from operations associated with these sales resulted in profit of $2 million, primarily driven by the Health Imaging segment and the C&GS business.

By way of comparison, under the previous digital definition (adjusted for the divestiture of Eastman Software), sales during the first quarter were $712 million, a year-over-year increase of 2%. Losses under this definition increased by $5 million, from $1 million to $6 million.

Emerging markets sales posted a 5% year-on-year decline for the first quarter. The emerging market portfolio accounted for approximately 19% of Kodak's worldwide sales in the quarter. The portfolio showed sales growth in Greater Russia (+15%), but declines in Greater China (-10%), Asia Area
(-9%), Latin America (-3%), and Eastern Europe, Africa and the Middle East (-2%). The declines are reflective of general economic weakening in many emerging market countries. China is being impacted by a combination of somewhat slower economic growth, continuing high level of trade inventories and irregular trade flows.

First quarter gross profit declined by 4.8 percentage points, from 40.7% to 35.9%, year over year. The elements responsible for this margin decline include productivity, price/mix, and exchange. Year-over-year productivity was down approximately 1.5 percentage points due to inventory reduction initiatives. Year-over-year price declines reduced gross profit margins by 2.3 percentage points. Quarter sequentially, however, price was flat. Exchange subtracted approximately one percentage point from the gross profit margin rate.

SG&A increased approximately 1% from $568 million in the first quarter of 2000 to $574 million in the first quarter of 2001 and also increased as a percent of sales from 18.4% to 19.3%. This increase was partially due to spending increases in those parts of the business experiencing sales growth, and acquisitions of businesses with SG&A rates higher than Kodak's average rate. SG&A excluding advertising increased from $441 million to $466 million and increased from 14.3% to 15.7% as a percentage of sales.
                                                                 PAGE 11

R&D decreased from $201 million in the first quarter of 2000 to $189 million in the first quarter of 2001, a slight decrease as a percent of sales from 6.5% to 6.4%. This reflects a somewhat slower rate of spending on projects as the Company implements cost constraints in a weakening economic environment.

Earnings from operations were $262 million, compared with $456 million in the comparable 2000 quarter. This decline primarily reflects the lower gross profit margin discussed previously.

Net earnings were $150 million, or $.52 per share, compared with $289 million, or $.93 per share in the first quarter of 2000. Excluding charges of $.02 per share in both the first quarters of 2001 and 2000 related primarily to the exit of an equipment manufacturing facility, net earnings were $.54 per share on an operational basis, compared with $.95 per share on an operational basis last year. Earnings were reduced by lower gross profit margins, the adverse effects of foreign exchange and higher interest expense, reflecting higher debt levels. The effective tax rate was 33% in the first quarter of 2001 and 34% in the first quarter of 2000.

Consumer Imaging

Worldwide Consumer Imaging sales in the first quarter declined 7%, essentially unchanged from the rate of decline experienced in the fourth quarter. Adjusted for the contributions of the Kodak Diamic Ltd. joint venture with Mitsubishi, revenues declined 8%. (Note: Kodak Japan Ltd. and Mitsubishi Paper Mills Ltd. formed Kodak Diamic Ltd. as a sales subsidiary, effective January 1, 2001, which should allow Kodak to improve its color paper market share in Japan). Adjusted for both Kodak Diamic Ltd. and unfavorable exchange, worldwide Consumer Imaging year-over-year sales declined by 5%. U.S. sales declined by 7% and sales outside the U.S. declined 8% as reported, and were down 2% with unfavorable exchange excluded.

Despite unfavorable exchange and a continued weak economy, Consumer Imaging experienced sales growth on a worldwide basis in the first quarter for one-time-use cameras, Advantix film, reloadable cameras, and Picture Maker kiosks and related media.

The majority of the year-over-year Consumer Imaging sales decline can be attributed to a significant decline in revenue (-67%) associated with on-site photofinishing equipment placements, as the U.S. market, that is beginning to reach saturation, awaits the availability of new digital minilabs.

From a geographic perspective, the segment experienced weak sales performance in most areas of the world including the U.S. (-7%), Western Europe (-4% excluding exchange), and Emerging Markets (-6% excluding exchange). However, Russia continued to show strong growth of 19% and Mexico was up 13%.

Worldwide film sales to dealers (including 35mm film, Advantix film, and one-time-use cameras) in the first quarter declined by 5%, reflecting a 2% volume decline, negative 1% price/mix (unfavorable price was partially offset by favorable mix) and a negative 3% exchange impact. U.S. film sales to dealers increased by 6%, reflecting a 5% volume increase and 1% positive price/mix impact. Outside the U.S., film sales to dealers declined by 12%, reflecting a 4% volume decline, negative 3% price/mix and 6% unfavorable exchange.
                                                                 PAGE 12

The U.S. film industry was down 1% in the first quarter versus 2000, which reflects an improvement in the rate of decline from the fourth quarter. Despite this decline, it should be noted that 5% more pictures were taken in the first quarter of 2001 than in the first quarter of 1999.

During the first quarter, Kodak continued to successfully shift consumers to the differentiated, higher value MAX and Advantix product lines. In the U.S., MAX and Advantix films combined grew to more than 65% of Kodak's total consumer roll film revenues. This movement in the value mix increased 8 percentage points year over year and compares favorably to the 62% recorded in the fourth quarter of 2000.

Worldwide paper volume in the first quarter declined slightly versus 2000, with U.S. volume down mid-single digits and volume outside the U.S. flat, with pricing generally trending lower.

SG&A expenses for the segment decreased 4% from $318 million to $306 million, but increased as a percent of sales from 21.1% to 21.9%. R&D decreased 17% from $87 million to $72 million.

In the first quarter, Consumer Imaging earnings from operations decreased by 67% or $123 million year over year. The earnings decline in the first quarter was driven by the combined effects of sales declines and reduced gross profit margins. The reduction in gross profit margins reflects higher manufacturing costs, as lower production volumes resulted in higher per unit fixed cost absorption. Net earnings decreased 64% or $89 million, from $140 million in 2000 to $51 million in 2001.

Health Imaging

In the first quarter, worldwide sales in the Health Imaging Segment increased 5% year over year, or 9% when adjusted for the impact of exchange. U.S. sales increased 9% while sales outside the U.S.
increased 1% as reported, but were up 8% with exchange excluded. Sales in emerging markets were up 11%, or 14% adjusted for exchange.

Sales of digital products (including laser printers, digital media, digital capture equipment and Picture Archiving and Communications Systems (PACS)) increased 15% year over year. Placements of DryView laser imagers increased 36% over first quarter 2000. DryView media sales increased 44% year over year, while sales of digital capture and PACS products increased 100%. Wet laser imaging sales continued their expected declines from last year.

Sales of traditional products, including analog film, equipment, chemistry and services, declined 4% year over year, but decreased 1% when adjusted for the impact of exchange. For traditional analog products (excluding specialty films), year-over-year sales declined 9% reflecting modest volume increases offset by lower prices and unfavorable exchange. Dental sales grew modestly while sales of Mammography and Oncology specialty products grew 15%.
                                                                 PAGE 13

In the quarter, SG&A expenses for the segment increased 7% year over year from $86 million to $92 million and as a percent of sales from 16.1% to 16.4%. The increase primarily relates to marketing and sales investments for new product introductions in the expanded digital solutions business. R&D expenses amounted to 6.4% of sales, up from 6.2% last year. The increase in R&D spending is focused on digital product development.

Earnings from operations declined from $118 million to $108 million. Excluding the effects of exchange, earnings increased 3%, reflecting increased sales level. Net earnings decreased 9% or $7 million, from $80 million in 2000 to $73 million in 2001.

Kodak Professional

Kodak Professional worldwide first quarter revenues declined 11% from the previous year, and 8% when adjusted for unfavorable exchange. Sales declines were seen in several product categories, including color reversal film, graphics film, and professional digital cameras. Sales were impacted both by ongoing digital substitution and continued economic weakness in certain markets worldwide. Sales increases were recorded for wide format inkjet paper, thermal paper and scanners.

In the quarter, SG&A expenses for the Kodak Professional segment decreased 10% year over year, from $72 million to $65 million, while R&D spending declined from $34 million to $26 million.

Kodak Professional earnings from operations decreased 28% from the year ago quarter, due primarily to lower gross margins driven by adverse pricing, lower sales volumes, unfavorable exchange and lower manufacturing productivity. Net earnings decreased 9% or $3 million, from $34 million in 2000 to $31 million in 2001.

Operational improvements in the Kodak Polychrome Graphics (KPG) joint venture resulted in the joint venture returning to positive earnings and cash flow during the first quarter. While improvement initiatives at the joint venture have not yet been fully implemented, substantial progress has been made in correcting the operational problems observed in previous quarters. It is expected that year-on-year quarterly comparisons of KPG's performance will remain favorable throughout 2001.

Other Imaging

First quarter Other Imaging Segment sales increased 1% on a year-over-year basis. When adjusted for portfolio actions, sales were flat. Excluding the impact of portfolio and foreign exchange, sales increased 4%. Segment sales growth in the quarter was led by strong sales performance in the Commercial & Government Systems unit and continued growth in the Entertainment Imaging business.
                                                                 PAGE 14
In the quarter, SG&A expenses for the segment increased from $91 million to $111 million, and increased as a percent of sales from 14.2% to 17.1%, reflecting higher costs associated with online initiatives.

Earnings from operations for the Other Imaging Segment were down $42 million, from $86 million to $44 million in the first quarters of 2000 and 2001, respectively. This decline is primarily a result of increased losses from consumer digital cameras and writeable CD media, partially offset by gains in the Commercial and Government Systems business. Net earnings decreased 38% or $21 million, from $56 million in 2000 to $35 million in 2001.
------------------------------------------------------------------------

RESTRUCTURING PROGRAMS AND COST REDUCTION

During the second and third quarters of 2001, Kodak intends to implement a series of cost reduction actions, which are expected to result in pre-tax charges totaling $375 million to $450 million, the majority of which will be recorded in the second quarter. It is anticipated that these actions will result in a reduction of approximately 3,000 to 3,500 jobs worldwide. The anticipated savings from these actions are expected to total approximately $50 million in 2001 and have a run rate impact, by the end of 2002, of between $200 million and $250 million.
------------------------------------------------------------------------
                                                                 PAGE 15

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

The Company is in the process of making changes in areas such as marketing and pricing, purchasing, contracts, payroll, taxes, cash management and treasury operations. Under the 'no compulsion no prohibition' rules, billing systems have been modified so that the Company is now able to show total gross, value added tax, and net in Euros on national currency invoices. This enables customers to pay in the new Euro currency if they wish to do so. Countries that have installed ERP/SAP software in connection with the Company's enterprise resource planning project are able to invoice and receive payments in Euros as well as in other currencies. Systems for pricing, payroll and expense reimbursements will continue to use national currencies until year-end 2001. The functional currencies of the Company's operations in affected countries will remain the national currencies until approximately May 2001 (except Germany and Austria (October 2001)), when they will change to the Euro. Systems changes for countries not on SAP (Finland and Greece) are also being implemented in 2001.
------------------------------------------------------------------------

                                                                 PAGE 16

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the first quarter of 2001 was $48 million. Net earnings, adjusted for depreciation and amortization, provided $380 million of operating cash. This was offset by decreases in liabilities (excluding borrowings) of $398 million related primarily to the payment of accrued wage dividend, incentive compensation and normal seasonality. Also offsetting was an increase in inventories as sensitized goods inventory improvements were offset by increases in equipment inventories. Net cash used in investing activities of $391 million for the first quarter of 2001 was primarily for capital expenditures and acquisitions. The Company anticipates total capital spending of approximately $800 million in 2001, a 15% decrease from full year 2000 levels. Net cash provided by financing activities of $430 million for the first quarter of 2001 was primarily due to net increases in total borrowings of $595 million, reduced by $128 million of dividend payments and $44 million for stock repurchases.

Cash dividends per share of $.44, payable quarterly, were declared in the first quarter of 2001 and 2000. Total cash dividends of $128 million and $139 million were paid in the first quarter of 2001 and 2000, respectively.

During the first quarter, the Company repurchased about 0.9 million shares for approximately $41 million as part of the $2 billion authorization program approved April 16, 1999. The cumulative program total to date is approximately 32 million shares or $1.8 billion. As of March 2, 2001, the Company suspended the stock repurchase program in a move designed to accelerate debt reduction and increase financial flexibility to take advantage of acquisition opportunities.
------------------------------------------------------------------------

                                                                 PAGE 17

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

See NOTE 3, DERIVATIVES AND MARKET RISK.
------------------------------------------------------------------------

                      Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

Although the Company does not dispute the allegations with respect to some equipment, many of the Agency's allegations are based on its more expansive interpretation of the applicability of the hazardous waste program to equipment that the Company believes to be process equipment (and therefore exempt). Settlement discussions are ongoing.
------------------------------------------------------------------------

Item 5.  Other Information

On April 11, 2001, Eastman Kodak Company announced that Patricia F. Russo will join the Company as President and Chief Operating Officer effective April 16, 2001, reporting to Chairman and Chief Executive Officer Daniel A. Carp. Russo will oversee the day-to-day operations of Kodak's operating divisions and serve as the CEO's strategic partner in pursuing the business opportunities created by the convergence of imaging and information management technologies.
------------------------------------------------------------------------
                                                                 PAGE 18

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 19.

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the quarter ended March 31, 2001.
------------------------------------------------------------------------

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    May 11, 2001
                                    E. Mark Rajkowski
                                    Controller
------------------------------------------------------------------------
                                                                 PAGE 19
              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules

Exhibit
Number
Page

(3)  B.  By-laws, as amended through April 24, 2001.                  20

(10) O. Eastman Kodak Company 1997 Stock Option Plan, as amended, effective as of March 13, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1999, Exhibit 10.)                              34

     X.  Robert H. Brust Agreement dated December 20, 1999.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1999, Exhibit 10.)

         Amendment, dated February 8, 2001, to Agreement dated
         December 20, 1999.                                           36

     Y.  Patricia F. Russo Agreement dated April 1, 2001.             37


                                                                 PAGE 20

                                                          Exhibit (3) B.


                             EASTMAN KODAK COMPANY

                           A New Jersey Corporation





                                   BY-LAWS






















                      AS AMENDED THROUGH APRIL 24, 2001
                                                                 PAGE 21

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

Section 4.  Notice of Special Meetings.

     Notice of each special meeting of the shareholders shall be given in the manner required by law and by mailing, not less than ten (10) nor more than sixty (60) days before the meeting, a copy of the notice of such meeting, stating the purpose or purposes for which the same is called, to each shareholder of record of the corporation entitled to vote at such meeting, directed to him at his address as it appears on the stock books of the corporation.
                                                                 PAGE 22

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

Section 7.  Voting.

     The vote for the election of directors may be taken by ballot and shall be taken by ballot if requested by a shareholder and the vote upon any question before the meeting may be taken by ballot, each of which shall state the name of the shareholder voting, if the shareholder is voting in person, or if voting by proxy, then the name of such proxy, the number of shares of each class voted by him, and the number of his votes. A shareholder may vote either in person or by proxy.
                                                                 PAGE 23

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

Section 2.  Election of Directors.

     A class of directors of the corporation whose term is expiring, shall be elected at the annual meeting of the shareholders or at any meeting of the shareholders held in lieu of such annual meeting, which meeting, for the purposes of these by-laws, shall be deemed the annual meeting. At each annual meeting of the shareholders held after 1987, the directors chosen to succeed those whose terms have then expired shall be identified as being of the same class as the directors they succeed and shall be elected by the shareholders for a term expiring at the third succeeding annual meeting of the shareholders.
                                                                 PAGE 24

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

Section 8.  Notice of Special Meetings of Directors.

     Notice of each special meeting of the Board of Directors, stating the time, place, and purpose or purposes thereof, shall be given by the Chairman of the Board, the President, the Secretary or any two members of the Board to each member of the Board not less than two (2) days by mail or one (1) day by telegraph or telephone prior to the date specified for such meeting. Special meetings of the Board of Directors may also be held at any place and time, without notice, by unanimous consent of all the members or provided all the members are present at such meeting.
                                                                 PAGE 25

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

Section 11.  Common Directorship and Directors' Personal Interest.

     No contract or other transaction between the corporation and one or more of its directors, or between the corporation and any other corporation, firm or association of any type or kind in which one or more of this corporation's directors are directors or are otherwise interested, shall be void or voidable solely by reason of such common directorship or interest, or solely because such director or directors are present at the meeting of the Board or a committee thereof which authorizes or approves the contract or transaction, or solely because his or their votes are counted for such purpose, (1) if the contract or other transaction is fair and reasonable as to the corporation at the time it is authorized, approved or ratified; (2) or the fact of the common directorship or interest is disclosed or known to the Board or committee and the Board or committee authorizes, approves or ratifies the contract or transaction by a vote sufficient for the purpose without counting the vote or votes of such common or interested director or directors; (3) or the fact of the common directorship or interest is disclosed or known to the shareholders and they authorize, approve, or ratify the contract or transaction.
     Common or interested directors may be counted in determining the presence of a quorum at a Board or committee meeting at which a contract or transaction described in this by-law is authorized, approved or ratified.
                                                                 PAGE 26

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


Section 13.  Committees of the Board

     In addition to the Executive Committee provided for in Article 3 below, the Board may from time to time appoint from among its members one or more other committees, each of which shall have one or more members. Each such committee shall have and may exercise such authority as is given to it by the Board, subject only to the limitations set forth in the New Jersey Business Corporation Act.



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

Section 2.  Vacancies.

     In the event of a vacancy occurring in the Executive Committee, the Board of Directors, by resolution adopted by a majority of the entire board, shall fill such vacancy for the unexpired term.
                                                                 PAGE 27

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

                                                                 PAGE 28

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

Section 5.  The Chairman of the Board of Directors.

     The Chairman of the Board of Directors shall preside at all meetings of the Board of Directors and at all meetings of the shareholders and shall perform such other duties as the Board of Directors may properly direct.
                                                                 PAGE 29

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

Section 11. Assistant Vice-Presidents, Assistant Secretaries, Assistant Treasurers and Assistant Comptrollers.

     The duties of the Assistant Vice-Presidents, Assistant Secretaries, Assistant Treasurers and Assistant Comptrollers shall be such as usually pertain to their respective offices and as may be properly required of them by the Board of Directors from time to time.
                                                                 PAGE 30

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



                                Article 6

                              CAPITAL STOCK


Section 1.  Stock Certificates.

     Certificates of stock shall be issued only in numerical order.
They shall be signed by or bear the facsimile signatures of the Chairman of the Board, the President, or one of the Vice-Presidents and the Secretary, the Treasurer, Assistant Secretary or Assistant Treasurer. They shall also be signed by or bear the facsimile signature of one of the Transfer Agents and of one of the Registrars of the corporation as permitted or required by law. In case any officer, Transfer Agent or Registrar who has signed or whose facsimile signature has been placed upon any such certificate shall have ceased to be such officer, Transfer Agent or Registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such signatory had not ceased to be such at the date of its issue.
                                                                 PAGE 31

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

                                                                 PAGE 32

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


                                   Article 8

                                   GENERAL


Section 1.  Form of Seal.

     The seal of the corporation shall be circular in form, with the words and figures "Eastman Kodak Company, Incorporated, 1901" in the outer circle, and a monogram of the letters EKC in the inner circle.
                                                                 PAGE 33

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


                                                                 PAGE 34

                                                         Exhibit (10) O.

                         March 13, 2001 Amendment
                                    to
               EASTMAN KODAK COMPANY 1997 STOCK OPTION PLAN

The Eastman Kodak Company 1997 Stock Option Plan is amended to add new
Section 2.17 and Article 11 to read as follows and to replace Sections 1.1, 1.2, 2.1, 5.1, 6.1 in their entirety so as to read as follows:

1.1  Purpose

The purpose of the Plan is to provide motivation to the corporate officers of Kodak to put forth maximum efforts toward the continued growth, profitability, and success of Kodak by providing incentives through the ownership and performance of the Common Stock of Kodak. Toward this objective, the Committee may grant stock options or Stock Awards to the corporate officers of Kodak on the terms and subject to the conditions set forth in the Plan.

1.2  Term

The Plan shall become effective on February 13, 1997. Awards shall not be granted pursuant to the Plan after December 31, 2001.

2.1  Award

"Award" means any stock option or Stock Award granted under the Plan to a Participant by the Committee pursuant to the terms, conditions, restrictions and limitations of the Plan and those that the Committee may establish by the Award Notice or otherwise.

2.17 Stock Award

"Stock Award" means an Award granted pursuant to Article 11 in the form of shares of Common Stock or restricted shares of Common Stock.

5.1  In General

Awards shall be paid in the form of stock options pursuant to Article 7 or Stock Award pursuant to Article 11. All Awards shall be subject to the terms, conditions, restrictions and limitations of the Plan. The Committee may, in its sole judgment, subject an Award to such other terms, conditions, restrictions and/or limitations (including, but not limited to, the time and conditions of exercise and restrictions on transferability and vesting), provided they are not inconsistent with the terms of the Plan.
                                                                 PAGE 35

6.1  Available Shares

The maximum number of shares of Common Stock, $2.50 par value per share, of Kodak which shall be available for grant of Awards under the Plan during its term shall not exceed 2,780,000. (Such amount shall be subject to adjustment as provided in Section 6.2.) Any shares of Common Stock related to Awards which terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, are settled in cash in lieu of Common Stock, or are exchanged with the Committee's permission for Awards not involving Common Stock, shall not be available again for grant under the Plan. The shares of Common Stock available for issuance under the Plan shall be treasury shares.

ARTICLE 11  --  STOCK AWARDS

11.1 Grants

Awards may be granted in the form of Stock Awards. Stock Awards shall be awarded in such numbers and at such times during the term of the Plan as the Committee shall determine.

11.2 Award Restrictions

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

11.3 Rights as Shareholders

During the period in which any restricted shares of Common Stock are subject to the restrictions imposed under Section 11.2, the Committee may, in its sole discretion, grant to the Participant to whom such restricted shares have been awarded all or any of the rights of a shareholder with respect to such shares, including, but not by way of limitation, the rights to vote such shares and receive dividends.

11.4 Evidence of Award

Any Stock Award granted under the Plan may be evidenced in such manner as the Committee deems appropriate, including, without limitation, book-entry registration or issuance of a stock certificate or certificates.
                                                                 PAGE 36

                                                         Exhibit (10) X.

       February 8, 2001 Amendment to December 20, 1999 Offer Letter

If Mr. Brust's employment terminates for any reason other than "cause," as defined in Mr. Brust's December 20, 1999 offer letter with the Company, after completing 5 years of service with the Company, his termination of employment will be for an Approved Reason for purposes of any stock options held by him at the time of his termination of employment.

                                                                PAGE 37

                                                        Exhibit (10) Y.

April 1, 2001


Patricia F. Russo
New Jersey


Dear Pat:

We are delighted to extend you an offer to join Eastman Kodak Company ("Kodak") as its President and Chief Operating Officer. We are confident that your professional talent will be a tremendous asset to our company and we are enthusiastic about welcoming you as a member of our top management team. We look forward to you playing a crucial leadership role, working with others throughout the company to realize our potential.

This letter agreement outlines the role, compensation and benefits of your offer of employment with Kodak. Due to the strategic importance of your role, we are pleased to offer you a comprehensive package with the following elements. Given the large number of subjects covered by this letter, we anticipate that you may have questions about it. I would be pleased to discuss any aspect of the letter with you.

1.   Position

Your position will be President and Chief Operating Officer, Eastman Kodak Company. You will report directly to Daniel A. Carp, Chairman and Chief Executive Officer, Eastman Kodak Company.

As President and Chief Operating Officer, your responsibilities and duties will be commensurate with the titles of these positions and include those duties and responsibilities normally performed by the President and Chief Operating Officer of a large publicly-held corporation operating worldwide. You will also perform such other duties and responsibilities that are consistent with the positions of President and Chief Operating Officer as the Chief Executive Officer or the Board may direct. The Board or Chief Executive Officer may also modify your duties and responsibilities from time to time with your consent.

2.   Election to Board of Directors

Kodak management will recommend to the Board of Directors at its July 2001 meeting that you be elected a member of the Board effective July 25, 2001.

3.   Location

You will be located at the Company's offices in Rochester, New York.
                                                                PAGE 38

4.   Employment Date

You will commence your employment with Kodak as soon as possible, but not later than April 16, 2001.

5.   Base Salary

Your base salary will be at the rate of $900,000 per year. Your base salary will be reviewed no less frequently than annually for increase in the discretion of the Executive Compensation and Development Committee of the Board. Once increased, your base salary will not be decreased below the increased amount.

6.   Management Variable Compensation Plan

You will be eligible to participate in Kodak's short-term variable pay plan for its management level employees, the Management Variable Compensation Plan ("MVCP"). Your annual target award under MVCP will be 100% of your base salary, making your total target annual compensation $1.8 million. Your actual award for a year will vary based on company performance, your job performance, and such other criteria selected by the Executive Compensation and Development Committee (the "Compensation Committee") or the Chief Executive Officer.

For the current performance period, you will be granted a guaranteed prorated MVCP award. The amount of the prorated MVCP award will be at least that amount calculated by multiplying your total targeted annual MVCP award by a fraction, the numerator of which is your total number of full months of employment in 2001 and the denominator of which is
12. To the extent all or any part of this amount cannot be paid pursuant to MVCP, it will be paid to you outside of MVCP in 2002 at the same time that other participants of MVCP receive their awards. Even though all or part of this award may be paid outside the terms of MVCP, you nevertheless must be employed by Kodak on December 31, 2001 in order to receive this award, except as otherwise expressly provided herein. That portion, if any, paid outside of MVCP will not be subject to deferral nor will it be "benefits bearing." In other words, the amount will not be taken into account, or considered for any reason, for purposes of determining any company provided benefits or compensation to which you become eligible, including, by way of illustration and not by way of limitation, any pension or other retirement benefit.

7.   Signing Incentive-Stock Option Award

To encourage you to join Kodak, you will receive as a incentive bonus a one-time grant of 500,000 options to acquire Kodak common stock. The options will be issued to you under the terms of the Eastman Kodak Company 1997 Stock Option Plan. The options will be granted to you on the first day of your employment. The options will have a term of 10 years and an exercise price equal to the mean between the high and low at which Kodak common stock trades on the New York Stock Exchange on the date they are granted. The options will vest 33 1/3% on each of the first three anniversaries of the date they are granted.
                                                                PAGE 39

If your employment terminates during the one-year period following the date the options are granted, you will forfeit the options unless your termination is due to death, Disability or for a Permitted Reason, as defined below. Thereafter, so long as the options remain unvested, they will be subject to forfeiture in the event of your termination of employment for any reason other than for death or for Disability or an Approved Reason, as those terms are defined below.

For purposes of this stock option incentive bonus, if Kodak terminates your employment without Cause, as defined below, or if you terminate your employment for Good Reason, as defined below, your termination will be for both a Permitted Reason and an Approved Reason. Consequently, in such event you will not forfeit by virtue of your termination any of the stock options granted to you prior to your termination of employment.

The specific terms, conditions and restrictions of your stock option grant, which will be consistent with those described in this letter agreement, will be contained in an award notice delivered to you shortly after the commencement of your employment.

8.   Signing Incentive-Restricted Stock Award

As a further inducement to join Kodak, you will receive as a signing incentive, a one-time grant of 100,000 shares of restricted Kodak Common Stock. The restricted shares will be issued to you under the terms of the 2000 Omnibus Long-Term Compensation Plan (the "Omnibus Plan"). The restrictions on 25,000 shares will lapse on the third anniversary of the date of the commencement of your employment. The restriction on the remaining 75,000 shares will lapse on the fourth anniversary of the date of the commencement of your employment.

For so long as these shares remain restricted, they will be subject to forfeiture in the event of your termination of employment for any reason other than for death, Disability, termination by Kodak without Cause or termination by you for Good Reason. In the event of your death, all of the restrictions on the shares will immediately lapse on the date of your death and the shares will be paid to your estate. If your employment is terminated by Kodak without Cause or terminates due to Disability or Good Reason, you will receive a pro rata portion of the restricted shares based on your service with Kodak until your termination of employment. The remaining restricted shares will be immediately forfeited.

The specific terms, conditions and restrictions of your restricted stock grant, which will be consistent with those described in this letter agreement, will be contained in an award notice delivered to you shortly after the commencement of your employment.
                                                                PAGE 40

9.   Stock Option Program

You will be eligible to participate in our Management Stock Option Program under the Omnibus Plan. Grants are typically made annually under this program. Your annual target award under the program will be 100,000 options. Individual awards under the program are, however, wholly within the discretion of the Compensation Committee. Presently, the Compensation Committee grants awards under the program based primarily on the results of Kodak's leadership assessment and succession planning process. The first grant that you will be eligible for under the program is the grant for 2002.

10.  Performance Stock Program

You will be eligible to participate in the Performance Stock Program, Kodak's long-term compensation plan for its senior management. Upon your employment, you will be named a participant in the program's three pending performance cycles. Awards earned under the program are paid in the form of restricted shares of Kodak common stock. The restrictions, which lapse at age 60, require continuous employment and noncompetition and prohibit the transferability of awards. Newly eligible participants are eligible for pro rata awards under the program's pending performance cycles based on their service during the cycle. Your target award for a full performance cycle under the program will be 15,000 shares of restricted Kodak common stock.

11.  Pension Benefits

     A. Cash Balance Plan. Upon your employment, you will be eligible for the cash balance benefit provided under the Kodak Retirement Income Plan ("KRIP"). This program is Kodak's retirement plan for all employees hired on or after March 1, 1999. The enclosed brochure describes this program in more detail.

     B. Enhanced Pension. In addition to the retirement benefits you are eligible for under the cash balance benefit of KRIP, you will be eligible for an enhanced pension benefit. Assuming you satisfy the conditions of Section 11(C) below and subject to the offset provisions contained in Section 11(E) below, Kodak will provide you a retirement income benefit (1) as if you were eligible to participate in Kodak's retirement plans by virtue of being employed by Kodak after December 31, 1995, but prior to March 1, 1999, and (2) based on 20 years of deemed service. The names of the specific retirement plans that you will be treated as participating in by virtue of being treated as employed after December 31, 1995, but prior to March 1, 1999, are KRIP, the Kodak Unfunded Retirement Plan ("KURIP") and the Kodak Excess Retirement Income Plan ("KERIP"). These three plans insofar as they apply to employees employed by Kodak after March 31, 1995, but prior to March 1, 1999, will be collectively referred to as the "Retirement Plan."
                                                             PAGE 41

          As explained in Section 11(C) below, the 20 years of deemed service that you will be treated as receiving under the Retirement Plan will not be credited to you unless and until you complete 5 years of actual service under the Retirement Plan. Thus, upon completion of these 5 years of service, you will have 25 years of service in total. Thereafter, you will continue to earn additional service credit under the Retirement Plan based on your actual service with Kodak. Any service credited to you under the Retirement Plan (whether actual or deemed) will only apply for purposes of establishing under the Retirement Plan:
          (i) the total amount of your "Vesting Service"; (ii) the total amount of your "Accrued Service" used to calculate your retirement income benefit; and (iii) your "Total Service" for purposes of determining the applicability of any early retirement reduction factor. The crediting of service applies solely for these purposes and is not intended to enhance any other Kodak benefit or compensation.

     C. Continuous Employment. In order to receive the enhanced retirement benefit described above, you must remain continuously employed with Kodak during the 5-year period commencing on the date of your employment. Except as provided in Section 11(D) below, if your employment terminates for any reason, whether voluntarily or involuntarily, prior to the fifth anniversary of your employment with Kodak, you will not be entitled to receive any of the enhanced retirement benefits described above.

     D. Termination Without Cause or Termination due to Death, Disability or Good Reason. Notwithstanding Section 11(C) above, if Kodak terminates your employment without Cause or your employment terminates due to Death, Disability or Good Reason, you will receive your actual years of service and a pro rata portion of the 20 years of deemed service. The pro rata portion will be determined by multiplying the 20 years of deemed service by the following fraction:

                              (A)
                              60

          For purposes of this fraction, "A" will be the total number of your completed full months of service with Kodak prior to your termination of employment. In the case of your death, your actual and pro rata deemed service will be used solely for purposes of determining the survivor benefit which your survivor may be eligible for under the Retirement Plan (but not the post-retirement survivor income benefit which is provided under our life insurance plans for a specified grandfathered population).

     E. Offset. The amount of the retirement income benefit or survivor benefit, if any, provided under Section 11(B) will be offset by: (1) the retirement benefits payable to you under the cash balance benefit of KRIP and any supplemental and successor plan(s) thereto and (2) any company matching contribution made to your account under the Eastman Kodak Employees' Savings and Investment Plan ("SIP") or any supplement or successor plan(s) thereto.
                                                             PAGE 42

          For purposes of determining the amount of any offset under this Section 11(E), the amount of the retirement benefits payable to you under Cash Balance Plus and any supplemental and successor plan(s) thereto will be calculated pursuant to the same actuarial assumptions that are used to calculate the retirement income benefit that you will be treated as receiving under the Retirement Plan and assuming the same frequency of payment, form of benefit and commencement date of payment as such retirement income benefit.

     F. Payment. The amount of the enhanced retirement benefit, if any, payable to you under this Section 11 will: (i) be paid in the form of a monthly annuity commencing on the date(s) permitted under the terms of the Retirement Plan;
          (ii) be paid out of Kodak's general assets, not under KRIP; (iii) not be funded in any manner; (iv) be included in your gross income as ordinary income, subject to all income and payroll tax withholding required to be made under all applicable laws; and (v) not be grossed up or be given any other special tax treatment by Kodak.

     G. Employee Benefit Plan. To the extent the terms of this enhanced retirement benefit constitute an "employee benefit plan" under Section 3(3) of the Employee Retirement Income Security Act of 1974 ("ERISA"), the Senior Vice President, Eastman Kodak Company and Director, Human Resources will be the plan administrator of the plan. The plan administrator will have total and exclusive responsibility to control, operate, manage and administer the plan in accordance with its terms and all the authority that may be necessary or helpful to enable him/her to discharge his/her responsibilities with respect to the plan. Without limiting the generality of the preceding sentence, the plan administrator shall have the exclusive right to: interpret the plan, decide all questions concerning eligibility for and the amount of benefits payable under the plan, construe any ambiguous provision of the plan, correct any default, supply any omission, reconcile any inconsistency, and decide all questions arising in the administration, interpretation and application of the plan.
          The plan administrator will have full discretionary authority in all matters related to the discharge of his/her responsibilities and the exercise of his/her authority under the plan, including, without limitation, his/her construction of the terms of the plan and his/her determination of eligibility for benefits under the plan. It is the intent of the plan, as well as both parties hereto, that the decisions of the plan administrator and his/her action with respect to the plan shall be final and binding upon all persons having or claiming to have any right or interest in or under the plan and that no such decision or actions shall be modified upon judicial review unless such decision or action is proven to be arbitrary or capricious.
                                                             PAGE 43

          Notwithstanding the foregoing paragraph of this Section 11(G), the plan administrator will not determine the resolution of disputes concerning whether your termination of employment is for Cause or Good Reason, but rather such disputes will be arbitrated in accordance with the terms of Section 22 below.

12.  Termination of Employment.

     A. Termination Due to Death. In the event your employment terminates due to your death, your estate or your beneficiaries, as the case may be, will receive:

          I.   base salary through the date of death;

          II. a pro rata annual target award under MVCP for the year in which your death occurs, based on service performed for such year, payable in a single installment on the normal payment date for awards earned for the year;

          III. any earned, but unpaid, MVCP award for the year immediately prior to the year in which your death occurs;

          IV. any restricted stock award outstanding at the time of your death, including the award under Section 8, whereupon the award will become fully vested and any forfeiture provisions set forth in the award's restricted stock agreement will immediately lapse;

          V. any outstanding stock option award at the time of your death will become fully vested and your estate or, in the event of an assignment of your stock option award, your transferee will have the right to exercise any such award for the remainder of the full original term of the option;

          VI. a pro rata award under the Performance Stock Program for each cycle during which your death occurs, based on performance and your service during such cycle, payable in a single installment on the normal payment date for awards earned for the cycle;

          VII. any outstanding award under the Performance Stock
               Program at the time of your death, and any forfeiture provisions under the program applicable to such awards will immediately lapse;

          VIII.services under Kodak's financial counseling program for the two year period immediately following the date of your death;

                                                             PAGE 44
          IX. continuation of existing health and dental coverage for up to 18 months, provided your qualified beneficiary timely elects COBRA continuation coverage and pays the required COBRA premiums;

          X. a survivor benefit under the terms of Section 11 (D) above; and

          XI. other or additional benefits in accordance with applicable plans and programs of the company.

     B. Termination Due to Disability. In the event your employment terminates due to Disability, you will receive:

          I. base salary through the date of your termination of employment;

          II. those benefits to which you are entitled under the Kodak Long-Term Disability Plan;

          III. a pro rata annual target award under MVCP for the year in which your termination occurs, based on service performed during such year until your date of termination, payable in a single installment on the normal payment date for awards earned for the year;

          IV. any earned, but unpaid, MVCP award for the year immediately prior to the year in which your termination occurs;

          V. any restricted stock award, other than the restricted stock award described in Section 8 above, outstanding for at least one year at the time of your termination, and the forfeiture provisions applicable to the award will immediately lapse;

          VI. a pro rata portion of the restricted stock award described in Section 8 which will be determined in accordance with the terms of Section 8;

          VII. any stock option award, other than the stock option award described in Section 7, outstanding for at least one year at the time of your termination of employment and, if the award is unvested at the time of your termination, it will continue to vest per its terms and, once vested, you will have the right to exercise the award for the remainder of its term unless the award is forfeited sooner pursuant to its terms;
                                                             PAGE 45

          VIII.the stock options granted under Section 7 above and, if any of the options are unvested at the time of your termination, they will continue to vest per their terms and, once vested, you will have the right to exercise the options for the remainder of their term unless they are forfeited sooner pursuant to their terms;

          IX. a pro rata award under the Performance Stock Program for each cycle during which your termination occurs, based on performance and your service during such cycle until your date of termination, payable in a single installment on the normal payment date for awards earned for the cycle;

          X. any outstanding award under the Performance Stock Program at the time of your termination, any forfeiture provisions under the program applicable to such award will immediately lapse;

          XI. services under Kodak's financial counseling program for the two year period immediately following the date of your termination of employment;

          XII. continuation of existing health and dental coverage for up to the maximum applicable COBRA period, provided you timely elect COBRA continuation coverage and pay the required COBRA premiums;

          XIII.a pro rata enhanced retirement income benefit under the terms of Section 11(D) above; and

          XIV. other or additional benefits in accordance with applicable plans and programs of the company.

     C. Termination by the Company for Cause. In the event Kodak terminates your employment for Cause, you will receive:

          I. base salary through the date of your termination of employment;

          II. any earned, but unpaid, MVCP award for the year immediately prior to the year in which your termination occurs;

          III. any award earned (but not yet paid) pursuant to the terms of the Performance Stock Program, but you will forfeit any award subject to any restriction at the time of your termination;

          IV. payment for any reimbursed business expenses in accordance with Kodak's expense reimbursement policy; and
                                                             PAGE 46

          V. other or additional benefits in accordance with applicable plans or programs of the company.

     D. Termination Without Cause. In the event your employment is terminated by Kodak without Cause, you will receive:

          I. base salary through the date of your termination of employment;

          II. a severance allowance equal to two (2) times the sum of your then-current annual base salary plus your then-current target annual incentive award under MVCP, payable in equal consecutive bi-monthly payments over the two (2) year period commencing on the date of your termination of employment;

          III. a pro rata annual target award under MVCP for the year in which your termination occurs, based on service performed for such year, payable in a single installment on the normal payment date for awards earned for the year;

          IV. any earned, but unpaid, MVCP award for the year immediately prior to the year in which your termination occurs;

          V. any restricted stock award, other than the restricted stock award described in Section 8 above, outstanding at the time of your termination, and the forfeiture provisions applicable to such award will immediately lapse;

          VI. a pro rata portion of the restricted stock award described in Section 8 which will be determined in accordance with the terms of Section 8;

          VII. any stock option award outstanding at the time of your termination of employment and, if the award is unvested at the time of your termination, it will continue to vest per its terms and, once vested, you will have the right to exercise the award for the remainder of its term unless the award is forfeited sooner pursuant to its terms;

          VIII.a pro rata award under the Performance Stock
               Program for each cycle during which your termination occurs, based on performance and your service during such cycle, payable in a single installment on the normal payment date for awards earned for the cycle;

          IX.  any outstanding award under the Performance Stock
               Program at the time of your termination, any forfeiture provisions under the program applicable to such award will immediately lapse;
                                                             PAGE 47

          X. a pro rata enhanced retirement income benefit under the terms of Section 11(D) above; and

          XI. continuation, at Kodak's expense, of your then existing elections under Kodak's health and dental plans for the four month period immediately following the month in which you terminate your employment;

          XII. following the expiration of the 4 months of company paid health and dental coverage, continuation of existing health and dental coverage for up 14 months, provided you timely elect COBRA continuation coverage and pay the required COBRA premiums;
          XIII. outplacement services in the same manner, and on the same terms and conditions, as if you were eligible for "Outplacement Services" pursuant to
               Article 8 of Kodak's Termination Allowance Plan;

          XIV. services under Kodak's financial counseling program for the two year period immediately following the date of your termination of employment; and

          XV. other or additional benefits in accordance with applicable plans and programs of the company.

     E. Good Reason. In the event you terminate your employment for "Good Reason," you will receive:

          I. base salary through the date of your termination of employment;

          II. a severance allowance equal to two (2) times the sum of your then-current annual base salary plus your then-current target annual incentive award under MVCP, payable in equal consecutive bi-monthly payments over the two (2) year period commencing on the date of your termination of employment;

          III. a pro rata annual target award under MVCP for the year in which your termination occurs, based on service performed for such year, payable in a single installment on the normal payment date for awards earned for the year;

          IV. any earned, but unpaid, MVCP award for the year immediately prior to the year in which your termination occurs;
                                                             PAGE 48

          V. any restricted stock award, other than the restricted stock award described in Section 8 above, outstanding at the time of your termination, and the forfeiture provisions applicable to such award will immediately lapse;

          VI. a pro rata portion of the restricted stock award described in Section 8 which will be determined in accordance with the terms of Section 8;

          VII. any stock option award outstanding at the time of your termination of employment and, if the award is unvested at the time of your termination, it will continue to vest per its terms and, once vested, you will have the right to exercise the award for the remainder of its term unless the award is forfeited sooner pursuant to its terms;

          VIII.a pro rata award under the Performance Stock
               Program for each cycle during which your termination occurs, based on performance and your service during such cycle, payable in a single installment on the normal payment date for awards earned for the cycle;

          IX.  any outstanding award under the Performance Stock
               Program at the time of your termination, any forfeiture provisions under the program applicable to such award will immediately lapse;

          X. a pro rata enhanced retirement income benefit under the terms of Section 11(D) above; and

          XI. continuation, at Kodak's expense, of your then existing elections under Kodak's health and dental plans for the four month period immediately following the month in which you terminate your employment;

          XII. following the expiration of the 4 months of company paid health and dental coverage, continuation of existing health and dental coverage for up 14 months, provided you timely elect COBRA continuation coverage and pay the required COBRA premiums;

          XIII.outplacement services in the same manner, and on the same terms and conditions, as if you were eligible for "Outplacement Services" pursuant to
               Article 8 of Kodak's Termination Allowance Plan;

          XIV. services under Kodak's financial counseling program for the two year period immediately following the date of your termination of employment; and
                                                             PAGE 49

          XV. other or additional benefits in accordance with applicable plans and programs of the company.

     F. Voluntary Termination. In the event you voluntarily terminate your employment, you will receive the same benefits as provided in Section 12(C) above for a termination for Cause.

     G. Exclusivity of Severance Allowance. The severance allowance payable to you under this Section 12 will be paid to you in lieu of any other severance benefit, payment or allowance that you would otherwise be eligible for, except any benefits payable to you under any Kodak severance plan. To the extent, however, you are eligible for a benefit under a Kodak severance plan, the severance allowance payable to you under this Section 12 will be reduced by the amount of such severance benefit.

     H. Release. As a condition of your entitlement to any of the rights, benefits and payments provided in this Section 12, you will be required to execute immediately prior to your termination of employment and honor a general release of claims and covenant not to sue in a form substantially similar to that attached to this letter agreement as Addendum A, which may be amended or supplemented from time to time by written agreement of the parties.

     I. Termination at Will. Notwithstanding anything herein to the contrary, your employment by Kodak is terminable at will with or without Cause; provided, however, that a termination of your employment will be governed in accordance with the terms of this Section 12. Thus, you will be free to terminate your employment at any time, for any reason, and Kodak is free to do the same.

     J. Benefits Bearing. None of the benefits or payments payable under this Section 12 are "benefits bearing." That is, they will not be taken into account, nor considered for any reason, for purposes of determining any company provided benefits or compensation to which you are or may become eligible.

     K. No Mitigation/No Offset. You will not be required to seek other employment or otherwise mitigate the value of any severance benefits payable under this letter agreement, nor will any such benefits be reduced by any earnings or benefits that you may receive from any other source. Except as expressly provided in this letter agreement or Addendum A, the severance allowance payable under this letter agreement will not be subject to setoff, counterclaim, recoupment, defense or other right which Kodak may have against you or others.

13.  Vacation

You will be entitled to 6 weeks vacation per calendar year.
                                                             PAGE 50

14.  Benefits

You will be immediately eligible to participate in Kodak's Flexible Benefits Plan, which includes health and dental coverage, long-term disability coverage, group life insurance and eligibility for long-term care insurance.

You will also be able to participate in Kodak's Short-Term Disability Plan. You will be eligible for up to 52 weeks of benefits under the terms of such plan. This is based upon a special credit of having 15 years of deemed service for purposes of the plan. Under the plan, participants receiving benefits remain Kodak employees and, as such, are eligible for the same benefits as other Kodak employees.

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

You will be eligible to participate in any of Kodak's executive fringe benefits in accordance with the terms and conditions of such arrangements as are in effect from time to time for Kodak's senior-level executives.

You will be eligible to participate in the Eastman Kodak Company Executive Protection Plan. You will be treated under the plan as a Tier 1 employee. Upon your employment, the plan's definition of "Qualifying Termination" will be amended to include the following provision:

     In the case of Kodak's President, "Qualifying Termination" means: (a) a termination of the President's employment by the Employer other than for Cause, or (b) a termination of the President's employment by the President for Good Reason or (c) a voluntary termination of employment by the President for any reason (or no reason at all) during the 30-day period commencing 23 months after the date of a Change in Control.

15.  Use of Company Aircraft

For security concerns, you will use company or company chartered aircraft for all business travel. For the same concerns, you will also be required to use company or company chartered aircraft when traveling back and forth to New Jersey and Florida. Your immediate family may accompany you on these trips to New Jersey and Florida, but such use by your immediate family will be subject to income imputation rules pursuant to applicable Internal Revenue Service regulations. To the extent your own use of company or company chartered aircraft when traveling back and forth to New Jersey and Florida results in imputed income to you, Kodak will provide you with tax gross-up payments so that after taxes are incurred on any such use you will be kept whole.
                                                             PAGE 51

16.  Share Ownership Program

Kodak firmly believes that the interests of its executives must be consistent with those of its shareholders. One program designed to meet this objective is Kodak's share ownership program. Under this program, all senior executives are required to own common stock of Kodak equal to a set multiple of his or her base salary. The multiple that you are expected to own is 3 times your base salary. This amount must be achieved by the fifth anniversary of the date of your commencement of employment by Kodak.

17.    Relocation

You will be eligible to participate in Kodak's Enhanced New Hire Relocation Program (the "Relocation Program"). We have enclosed a summary of the program's benefits. To the extent you are required to include any of the Relocation Program's benefits in your gross income for federal, state or local income or payroll tax purposes, Kodak will provide you with tax gross-up payments so that after taxes are incurred on any benefits under the Relocation Program you will be kept whole.

To assist you in finding a permanent residence in the Rochester, New York area, Kodak will reimburse you for your temporary housing expenses. More specifically, for up to a 6-month period commencing on your start date, Kodak agrees to reimburse you for your temporary housing expenses up to a maximum dollar amount of $2,000 per month. These expenses must be incurred for temporary housing in the Rochester, New York area. Proper documentation of these expenses will be required in accordance with the terms of Kodak's relocation program. To the extent you are required to include any of these expense reimbursement in your gross income for federal, state or local income or payroll tax purposes, Kodak will provide you with tax gross-up payments so that after taxes are incurred on any such expense reimbursement you will be kept whole. The amount of any such "gross-up" will not be included in the calculation of the $2,000 per month limit.

18.  Confidential Information

It is important that the relationship between you and Kodak be established at the outset so as to enable you to properly safeguard confidential information that you may have acquired from your
previous employer(s).   "Confidential Information" is defined as
information proprietary to a previous employer which is generally secret, and which you learned while employed with that employer.

By accepting this conditional offer, you represent to Kodak that your obligations regarding the Confidential Information will not impede your ability to perform the duties and responsibilities required by virtue of the positions offered to you under this letter agreement. You further represent that the performance of these duties and responsibilities will not violate any agreement between you and any other person, firm, entity or organization or violate any Federal, state or local law, executive order or regulation.

During your employment with Kodak, we would expect that you will keep in mind the Confidential Information and inform us if you believe that any duties or responsibilities to which you are assigned will involve its use or disclosure. I am available at any time to discuss questions which might arise in this regard. All such discussions you may have with me or anyone at Kodak in this regard should refer to the Confidential Information only in general terms so as to avoid disclosure of the information you believe to be confidential.
                                                             PAGE 52

19.  No Conflicts of Interest

We understand that some of your present activities may conflict with your proposed duties and responsibilities at Kodak. In this regard, we look forward to discussing the particulars of these situations with you. While we are confident that the conflicts posed by these situations can be eliminated, you should understand that the satisfactory resolution of these issues is a condition of your employment.

By signing this letter, you represent that as of the commencement of your employment you will not be subject to any restrictions, particularly, but without limitation, in connection with any previous employment, which at such time or thereafter will prevent you from performing your obligations under this letter or will materially and adversely affect (or may in the future, so far as you can reasonably foresee, materially affect) your rights to participate in the affairs of Kodak.

20.  Employment Preconditions

This conditional offer of employment is subject to the following conditions and may be withdrawn by Kodak due to your inability to satisfy any one or more of these conditions. By signing this letter, you agree and acknowledge that Kodak may perform the activities contemplated below in order to verify the stated conditions.

     A. Drug Test. You are required to complete a drug screen before this offer becomes final. This will be at Kodak's expense. This offer is contingent upon a negative drug screen urinalysis test result. Additional information will be sent to you under separate cover from our Medical Department.

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

21.  Employee's Agreement

Attached is a copy of the Kodak Employees' Agreement, which you must sign and return to me upon your acceptance of this letter agreement.
                                                             PAGE 53

22.  Resolution of Disputes

Any controversy or claim arising out of or relating to this letter agreement, or the breach, termination or validity hereof will be submitted to binding arbitration before a sole arbitrator in Rochester, New York administered by the American Arbitration Association in accordance with its rules. The arbitration shall be governed by the United States Arbitration Act, 9 U.S.C. 1-16, and judgment upon the award rendered may be entered by any court having jurisdiction thereof. All costs and expenses of any arbitration (including the fees and expenses reasonably incurred by you) will be borne by Kodak unless your claim is determined by the arbitrator to be either frivolous or in bad faith.

Kodak will not be required to arbitrate any dispute relating to Sections 11(B) through 11(G) or your breach of your Eastman Kodak Company Employee's Agreement or the Release attached as Addendum A, but shall the right to institute judicial proceedings in a court of competent jurisdiction with respect to such a dispute or claim.

23.  Outside Activities

Except as may otherwise be agreed in writing by the Chief Executive Officer and you, you are expected to devote all of your business time to the affairs of Kodak. You may, however, engage in charitable, civic and community activities and manage your personal affairs and personal passive investments, provided, however, such conduct does not materially interfere with your Kodak duties and responsibilities. You may also serve on the boards of directors or advisory committees of other corporations with the prior approval of the Board of Directors or Chief Executive Officer provided such activities do not (1) materially interfere with your Kodak duties and responsibilities; or (2) conflict with the Company's businesses or strategies.

24.  Definitions

The following definitions will apply to this letter agreement:

     A. Approved Reason. Approved Reason is a term used in all of Kodak's stock option grants and means a reason for terminating employment with Kodak which, in the opinion of the Compensation Committee, is in the best interests of Kodak.

     B.   Cause.  Cause means:

          I. your Willful and continued failure or refusal for a period of at least 60 days following delivery to you of a written notification from the Chief Executive Officer or Board to attempt to perform the usual, customary or reasonable functions of your positions; or

          II. your gross negligence or Willful misconduct in the performance of your duties or obligations to Kodak that is, or is likely to be or is intended to be, materially detrimental to the Company; or

          III. your conviction of any felony (other than a felony predicated on your vicarious liability or involving a routine traffic violation, but not excluding any felony resulting from such traffic violation) or crime involving moral turpitude; or
                                                             PAGE 54

          IV. your unlawful possession, use or sale of narcotics or other controlled substances, or performing job duties while illegally used controlled substances are present in your system; or

          V. your material breach of this letter agreement which, if correctable, remains uncorrected for 20 days after written notice to you by Kodak of the breach; or

          VI.  your material breach of a requirement of the Kodak
               Business Conduct Guide which requirement has consistently resulted in the termination of employment by employees who have committed similar breaches and which, if correctable, remains uncorrected for 20 days after written notice to you by Kodak of the breach; or

          VII.  your breach of your Employee's Agreement.

     C. Company. "Company" means Kodak and all of its subsidiaries and affiliates.

     D. Disability. "Disability" means meeting the definition of disability under the terms of the Kodak Long-Term
          Disability Plan and receiving benefits under such plan.

     E. Good Reason. "Good Reason" means the occurrence or failure to cause the occurrence, as the case may be, without your express written consent, of any of the following circumstances:

          I.   any adverse change in your titles; or

          II.  a material diminution of your duties,
               responsibilities or authority; or

          III. your assignment of duties or responsibilities which are materially inconsistent with your then position(s) which if correctable, remain uncorrected for 20 days following written notice to Kodak by you of the assignment (your nonperformance of those duties or responsibilities you consider materially inconsistent solely during such 20 day notice period will not be considered a breach of this letter agreement); or

          IV. failure to elect or reelect you to the Board or your removal from the Board; or

          V. any material breach by Kodak of any material provision of this letter agreement that is not cured within 20 days of written notice by you to Kodak's General
               Counsel specifying the nature of the material breach; or
                                                             PAGE 55

          VI. failure of any successor to Kodak (whether direct or indirect and whether by merger, acquisition, consolidation, or otherwise) to assume in a writing delivered to you upon the assignee becoming such, the obligations of Kodak hereunder.

     F. Permitted Reason. "Permitted Reason" is a term used in all of Kodak's stock option grants and means a reason for terminating employment that is approved by the Chief
          Executive Officer.

     G. Willful. "Willful" means any act done or omitted to be done not in good faith and without reasonable belief that such action or omission was in the best interest of Kodak.

25.  Withholding

All amounts paid by Kodak under this letter agreement will be subject to reduction in order to comply with applicable Federal, state and local tax withholding requirements.

26.  Successors

This letter agreement is personal to you and, without the prior written consent of the Board, will not be assignable by you otherwise than by will or the laws of descent and distribution. This letter agreement will inure to the benefit of and be enforceable by your legal representatives.

This letter agreement is assignable by Kodak to any successor to all or substantially all of the business and/or assets of Kodak (whether direct or indirect, by purchase, merger, consolidation or otherwise). Kodak will require any successor to assume and agree to perform this letter agreement in the same manner and to the same extent that Kodak would have been required to perform it if no such succession had taken place. This letter agreement will inure to the benefit of and be binding upon Kodak and any such successor or assigns.

27.  Indemnification

During your employment and thereafter for the period during which you may be subject to potential liability for any claim, action or proceeding (whether civil or criminal) as a result of your service as an officer of director of Kodak or in any capacity at the request of Kodak, Kodak agrees to (1) indemnify and hold you harmless to the extent permitted under the terms of its Certificate of Incorporation and Bylaws as such document are in effect on the date of this letter agreement; and (2) continue to cover you under its directors and officers insurance at the same level then maintained by Kodak for its officers and directors.

28.  Miscellaneous

By accepting this conditional offer of employment, you agree and acknowledge that this letter contains the entire understanding between Kodak and yourself with respect to your employment and supersedes all previous written or oral negotiations, commitments, and agreements with respect to such subject matter.

You agree to keep the content and existence of this letter, and all of the facts concerning its negotiation and implementation, confidential until it is filed by Kodak with the Securities and Exchange Commission. You may, however, review it with your financial advisor, attorney and/or spouse and with my designee or me.
                                                             PAGE 56

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

                                *  *    *

Please respond to this conditional offer of employment prior to April 2, 2001. If you find the conditional offer acceptable, please acknowledge this by signing your name on the signature line provided and returning the signed original of this letter agreement, along with the executed copy of the enclosed Employees' Agreement and the consent form authorizing Kodak to obtain your credit report, directly to me.

Please feel free to contact me at (716) 724-4573 if you have any questions.


                                   Sincerely,



                                   Michael P. Morley


MPM:llh
Enclosures

cc:  Daniel A. Carp

I accept the terms and conditions of this letter agreement.



Signature                               Date
          Patricia F. Russo


Social Security No.                     Birthdate