Form 10-Q
period 2001-06-30
EASTMAN KODAK CO
filed 2001-08-07
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001
                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                        June 30, 2001

Common Stock, $2.50 par value                  290,768,764

                      Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies

CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

                                   Three Months Ended    Six Months Ended
                                         June 30              June 30
                                   ------------------    ----------------

                                      2001      2000       2001      2000

Sales                               $3,592    $3,749     $6,567    $6,844
Cost of goods sold                   2,254     2,123      4,162     3,957
                                    ------    ------     ------    ------
   Gross profit                      1,338     1,626      2,405     2,887

Selling, general and
 administrative expenses               629       633      1,203     1,201
Research and development costs         186       208        375       409
Goodwill amortization                   37        39         79        75
Restructuring costs and other          336         -        336         -
                                    ------    ------     ------    ------
   Earnings from operations            150       746        412     1,202

Interest expense                        58        42        119        79
Other (expense) income                  (7)       62         16        81
                                    ------    ------     ------    ------
Earnings before income taxes            85       766        309     1,204
Provision for income taxes              49       260        123       409
                                    ------    ------     ------    ------
   NET EARNINGS                     $   36    $  506     $  186    $  795
                                    ======    ======     ======    ======

Basic earnings per share            $  .12    $ 1.63     $  .64    $ 2.56
                                    ======    ======     ======    ======

Diluted earnings per share          $  .12    $ 1.62     $  .64    $ 2.55
                                    ======    ======     ======    ======

Earnings used in basic and
 diluted earnings per share         $   36    $  506     $  186    $  795

Number of common shares used in
 basic earnings per share            290.5     309.7      290.3     310.0

Incremental shares from
 assumed conversion of options         0.8       2.1        0.6       2.1
                                    ------    ------     ------    ------
Number of common shares used in
 diluted earnings per share          291.3     311.8      290.9     312.1
                                    ======    ======     ======    ======

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                          $7,891    $7,148     $7,869    $6,995
Net earnings                            36       506        186       795
Cash dividends declared               (128)     (137)      (256)     (273)
                                    ------    ------     ------    ------
Retained earnings
  at end of period                  $7,799    $7,517     $7,799    $7,517
                                    ======    ======     ======    ======

------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                           June 30,        Dec. 31,
                                             2001            2000
                                          ---------       ---------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   292         $   246
Receivables                                 2,818           2,653
Inventories                                 1,566           1,718
Deferred income taxes                         541             575
Other                                         290             299
                                          -------         -------
 Total current assets                       5,507           5,491
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      12,973          12,963
Less: Accumulated depreciation              7,195           7,044
                                          -------         -------
 Net properties                             5,778           5,919
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated amortization
 of $873 and $778)                            984             947
Long-term receivables and other
 noncurrent assets                          1,921           1,767
Deferred income taxes                          78              88
                                          -------         -------
 TOTAL ASSETS                             $14,268         $14,212
                                          =======         =======
-------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,073         $ 3,275
Short-term borrowings                       2,026           2,206
Taxes - income and other                      533             572
Dividends payable                             128             128
Deferred income taxes                          37              34
                                          -------         -------
 Total current liabilities                  5,797           6,215

OTHER LIABILITIES
Long-term borrowings                        1,823           1,166
Postemployment liabilities                  2,590           2,610
Other long-term liabilities                   725             732
Deferred income taxes                          72              61
                                          -------         -------
 Total liabilities                         11,007          10,784

SHAREHOLDERS' EQUITY
Common stock at par                           978             978
Additional paid in capital                    845             871
Retained earnings                           7,799           7,869
Accumulated other comprehensive loss         (589)           (482)
                                          -------         -------
                                            9,033           9,236
Less: Treasury stock at cost                5,772           5,808
                                          -------         -------
 Total shareholders' equity                 3,261           3,428
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $14,268         $14,212
                                          =======         =======
------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

                                                     Six Months Ended
                                                          June 30
                                                     ----------------

                                                       2001    2000


Cash flows relating to operating activities:
Net earnings                                         $  186  $  795
Adjustments to reconcile to
net cash provided by (used in) operating activities:
  Depreciation and amortization                         462     434
  Restructuring costs and other charges                 393      16
  Provision for deferred taxes                           58      34
  Gain on sales of assets                                (3)    (70)
  Increase in receivables                              (254)   (514)
  Decrease (increase) in inventories                     73    (263)
  Decrease in liabilities excluding borrowings         (449)   (458)
  Other items, net                                      (11)   (203)
                                                     ------  ------
    Total adjustments                                   269  (1,024)
                                                     ------  ------
    Net cash provided by (used in) operating
     activities                                         455    (229)
                                                     ------  ------

Cash flows relating to investing activities:
  Additions to properties                              (375)   (365)
  Proceeds from sales of assets                          15     122
  Cash flows related to sales of businesses              (6)      -
  Acquisitions, net of cash acquired                   (244)    (66)
  Sales of marketable securities                         28      55
  Purchases of marketable securities                    (29)    (53)
                                                     ------  ------
    Net cash used in investing activities              (611)   (307)
                                                     ------  ------

Cash flows relating to financing activities:
  Net (decrease) increase in borrowings
   with original maturity of
   90 days or less                                     (287)    543
  Proceeds from other borrowings                      1,489   1,008
  Repayment of other borrowings                        (707)   (679)
  Dividends to shareholders                            (256)   (275)
  Exercise of employee stock options                     15      23
  Stock repurchase programs                             (44)   (193)
                                                     ------  ------
    Net cash provided by financing activities           210     427
                                                     ------  ------

Effect of exchange rate changes on cash                  (8)     (6)
                                                     ------  ------

Net increase (decrease) in cash and cash
  equivalents                                            46    (115)
Cash and cash equivalents, beginning of year            246     373
                                                     ------  ------
Cash and cash equivalents, end of quarter            $  292  $  258
                                                     ======  ======

-------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Eastman Kodak Company (the Company). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
------------------------------------------------------------------------

NOTE 2:  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations. Refer to Item 1, Legal Proceedings, on page 21.
------------------------------------------------------------------------

NOTE 3:  RESTRUCTURING PROGRAMS AND COST REDUCTION

During the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $316 million primarily for the rationalization of the U.S. photofinishing business, the elimination of excess manufacturing capacity, the exit of certain businesses and reductions in selling, general, and administrative positions worldwide. The Company recorded $57 million of the $316 million provision as costs of goods sold related to inventory write-downs. The remaining $259 million was recorded for employee severance payments, business exit costs and write-offs of capital, goodwill and investments and is included in restructuring costs and other in the accompanying Consolidated Statement of Earnings.

In the second quarter, approximately $127 million of the restructuring charge of $316 million was for employee severance covering 2,400 worldwide positions. The geographic breakdown includes approximately 1,100 employees in the U.S. and Canada and 1,300 throughout the rest of the world. The 2,400 personnel were associated with the realignment of manufacturing (600), and service and photofinishing operations (700); R&D (150) and administrative (950) functions in various locations of the Company's worldwide operations. The remaining $189 million of the $316 million charge covers capital write-offs, business exit costs and other asset impairments.

Additional restructuring charges will be recorded in the third quarter. Included in the third quarter restructuring charge will be severance costs for approximately an additional 1,100 people. The actions included in the second quarter restructuring charge will result in anticipated pre-tax savings of approximately $40 million in 2001 and $150 million annually beginning in 2002. The Company anticipates recovering the net cash cost of this program in two years.
------------------------------------------------------------------------

NOTE 4:  OTHER CHARGES

In the second quarter, the Company recorded a $77 million pre-tax ($52 million after tax) charge associated with the Wolf Camera Inc. consumer retail business bankruptcy. This amount is reflected in restructuring costs and other in the accompanying Consolidated Statement of Earnings.
------------------------------------------------------------------------

NOTE 5:  COMMON STOCK

$2.50 par value, 950 million shares authorized, 391 million shares issued at June 30, 2001 and December 31, 2000. Treasury stock at cost consists of approximately 101 million shares at June 30, 2001 and
December 31, 2000.
------------------------------------------------------------------------

NOTE 6:  COMPREHENSIVE INCOME
(in millions)

                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                     JUNE 30              JUNE 30
                               ------------------    -----------------

                                2001        2000       2001       2000

Net income                      $ 36       $ 506      $ 186      $ 795

Unrealized holding losses
 on marketable securities         (3)        (42)       (12)       (44)

Unrealized gains (losses)
 from hedging activity            13          (2)        26         (5)

Currency translation
 adjustments                     (28)        (35)      (122)      (117)
                                ----       -----      -----      -----
Total comprehensive income      $ 18       $ 427      $  78      $ 629
                                ====       =====      =====      =====
------------------------------------------------------------------------

NOTE 7:  DEBT ISSUANCE

During the second quarter, the Company issued Medium-Term Notes consisting of floating-rate notes in the amount of $150 million maturing on September 16, 2002 and 6.375% fixed-rate notes in the amount of $500 million maturing on June 15, 2006.
------------------------------------------------------------------------

NOTE 8:  ACQUISITIONS

On June 4, 2001, the Company completed its acquisition of Ofoto, Inc. The purchase price of this stock acquisition was approximately $58 million in cash. The acquisition was accounted for as a purchase with $10 million allocated to tangible net assets, $37 million allocated to goodwill and $11 million allocated to other intangible assets. The acquisition of Ofoto will accelerate Kodak's growth in the online photography market and help drive more rapid adoption of digital and online services. Ofoto offers digital processing of digital images and traditional film, top-quality prints, private online image storage, sharing, editing and creative tools, frames, cards and other merchandise.
------------------------------------------------------------------------

NOTE 9:  NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except per share data)


                               Three Months Ended      Six Months Ended
                                     June 30               June 30
                              ---------------------  -------------------


                               2001    2000  Change   2001    2000  Change

Sales                        $3,592  $3,749   - 4%  $6,567  $6,844   - 4%
Earnings from operations        150     746   -80      412   1,202   -66
Net earnings                     36     506   -93      186     795   -77
Basic earnings per share        .12    1.63   -93      .64    2.56   -75
Diluted earnings per share      .12    1.62   -93      .64    2.55   -75

2001

The Company's results for the six months ended June 30, 2001 included the following:

As announced on April 17, 2001, Kodak has begun to implement a series of cost reduction actions, resulting in pre-tax charges totaling $316 million ($233 million after tax) or $.80 per share in the second quarter. Additional charges will be recorded during the third quarter. The components of restructuring in the second quarter include $127 million for employee severance covering approximately 2,400 worldwide positions and $189 million for asset impairments, capital write-offs, and business exits. The geographic breakdown includes approximately 1,100 employees in the U.S. and Canada and 1,300 throughout the rest of the world. (See Note 3.)

Pre-tax charges of approximately $77 million ($52 million after tax) for write-offs associated with the Wolf Camera Inc. bankruptcy filing were recorded in the second quarter.

Pre-tax charges of approximately $9 million ($6 million after tax), associated with the exit of one of the Company's equipment manufacturing facilities located in Rochester, New York, were recorded in each of the first two quarters. The costs for this effort, which began in 1999, related to relocation of certain manufacturing operations. This program is now complete.

Excluding the above, year-to-date net earnings would have been $482 million, while basic and diluted earnings per share would have been $1.66.
------------------------------------------------------------------------

Sales by Operating Segment
(in millions)
                               Three Months Ended       Six Months Ended
                                     June 30                June 30
                             ----------------------  ----------------------
                               2001    2000  Change    2001    2000  Change

Consumer Imaging
  Inside the U.S.            $1,022  $1,122   - 9%   $1,667  $1,812   - 8%
  Outside the U.S.              911     993   - 8     1,663   1,810   - 8
                             ------  ------   ---    ------  ------   ---
Total Consumer Imaging        1,933   2,115   - 9     3,330   3,622   - 8
                             ------  ------   ---    ------  ------   ---

Health Imaging
  Inside the U.S.               283     264   + 7       551     509   + 8
  Outside the U.S.              303     289   + 5       596     578   + 3
                             ------  ------   ---    ------  ------   ---
Total Health Imaging            586     553   + 6     1,147   1,087   + 6
                             ------  ------   ---    ------  ------   ---

Kodak Professional
  Inside the U.S.               162     180   -10       311     335   - 7
  Outside the U.S.              230     256   -10       448     513   -13
                             ------  ------   ---    ------  ------   ---
Total Kodak Professional        392     436   -10       759     848   -10
                             ------  ------   ---    ------  ------   ---

Other Imaging
  Inside the U.S.               352     321   +10       699     627   +11
  Outside the U.S.              329     324   + 2       632     660   - 4
                             ------  ------   ---    ------  ------   ---
Total Other Imaging             681     645   + 6     1,331   1,287   + 3
                             ------  ------   ---    ------  ------   ---
Total Sales                  $3,592  $3,749   - 4%   $6,567  $6,844   - 4%
                             ======  ======   ===    ======  ======   ===

-------------------------------------------------------------------------


Earnings from Operations by Operating Segment
(in millions)
                               Three Months Ended       Six Months Ended
                                     June 30                June 30
                              ---------------------  ----------------------
                                2001   2000  Change    2001    2000  Change

Consumer Imaging                $352   $457   -23%   $  413  $  641   -36%
    Percent of Sales            18.2%  21.6%           12.4%   17.7%

Health Imaging                  $ 98   $129   -24%   $  206  $  247   -17%
    Percent of Sales            16.7%  23.3%           18.0%   22.7%

Kodak Professional              $ 57   $ 63   -10%   $  106  $  131   -19%
    Percent of Sales            14.5%  14.4%           14.0%   15.4%

Other Imaging                   $ 36   $ 53   -32%   $   80  $  139   -42%
    Percent of Sales             5.3%   8.2%            6.0%   10.8%
                                ----   ----   ---    ------  ------   ---
Total of segments               $543   $702   -23%   $  805  $1,158   -30%
    Percent of Sales            15.1%  18.7%           12.3%   16.9%

Restructuring (costs and
 asset impairments) and
 credits                        (316)    44            (316)     44
Wolf charge                      (77)     -             (77)      -
                                ----   ----   ---    ------  ------   ---
Total Earnings from Operations  $150   $746   -80%   $  412  $1,202   -66%
                                ====   ====   ===    ======  ======   ===
    Percent of Sales             4.2%  19.9%            6.3%   17.6%
-------------------------------------------------------------------------

Net Earnings by Operating Segment
(in millions)

                               Three Months Ended       Six Months Ended
                                     June 30                June 30
                              ----------------------  ---------------------

                               2001    2000   Change   2001    2000  Change


Consumer Imaging               $231    $332    -30%    $282    $472   -40%
    Percent of Sales           12.0%   15.7%            8.5%   13.0%

Health Imaging                 $ 68    $ 92    -26%    $141    $172   -18%
    Percent of Sales           11.6%   16.6%           12.3%   15.8%

Kodak Professional             $ 29    $ 28    + 4%    $ 60    $ 62   - 3%
    Percent of Sales            7.4%    6.4%            7.9%    7.3%

Other Imaging                  $ 30    $ 44    -32%    $ 65    $100   -35%
    Percent of Sales            4.4%    6.8%            4.9%    7.8%
                               ----    ----    ---     ----    ----   ---
Total of segments              $358    $496    -28%    $548    $806   -32%
    Percent of Sales           10.0%   13.2%            8.3%   11.8%

Restructuring (costs and
 asset impairments) and
 credits                       (316)     44            (316)     44
Wolf charge                     (77)      -             (77)      -
Interest expense                (58)    (42)           (119)    (79)
Other corporate items             2      13               4      18
Income tax effects on
 above items and taxes
 not allocated to
 segments                       127      (5)            146       6
                               ----    ----    ---     ----    ----   ---
Total Net Earnings             $ 36    $506    -93%    $186    $795   -77%
                               ====    ====    ===     ====    ====   ===
    Percent of Sales            1.0%   13.5%            2.8%   11.6%
-------------------------------------------------------------------------


COSTS AND EXPENSES
(in millions)

                               Three Months Ended       Six Months Ended
                                     June 30                June 30
                             ----------------------  ----------------------

                               2001    2000  Change    2001    2000  Change


Gross profit                 $1,338  $1,626   -18%   $2,405  $2,887   -17%
    Percent of Sales           37.2%   43.4%           36.6%   42.2%
Selling, general and
 administrative expenses     $  629  $  633   - 1%   $1,203  $1,201     0%
    Percent of Sales           17.5%   16.9%           18.3%   17.5%
Research and development
  costs                      $  186  $  208   -11%   $  375  $  409   - 8%
    Percent of Sales            5.2%    5.5%            5.7%    6.0%
Goodwill amortization        $   37  $   39   - 5%   $   79  $   75   + 5%
    Percent of Sales            1.0%    1.0%            1.2%    1.1%
---------------------------------------------------------------------------

2001 COMPARED WITH 2000

Second Quarter

Consolidated

Reported second quarter revenues were $3.592 billion, down 4% from the previous year. When adjusted for the impact of exchange, revenues were down 1%. Exchange had a $116 million negative revenue impact (-3%) in the quarter due to unfavorable effects primarily from Europe, Asia, Australia, Japan and Canada.

Adjusting for portfolio changes, revenues decreased 5%. The principal portfolio adjustments relate to the August 2000 divestiture of Eastman Software, the February 2001 acquisition of substantially all of Bell and Howell's Imaging business and contributions from the Kodak Diamic Ltd. joint venture with Mitsubishi, which was formed January 1, 2001. Combined, portfolio changes contributed $54 million of revenues in the year-over-year comparison of the second quarter. Adjusting for portfolio changes and exchange, revenues were down 2% on a year-over-year basis.

Emerging markets sales were down 3% from prior year second quarter, reflecting a slower rate of decline versus first quarter this year.
The emerging market portfolio accounted for approximately 17% of Kodak's worldwide sales in the quarter. The portfolio showed sales growth in Greater Russia (+20%), but declines in Greater China (-7%), Asia Area (-6%), Latin America (-2%), and Eastern Europe, Africa and the Middle East (-5%). The declines are reflective of general economic weakening in many emerging market countries.

Second quarter gross profit declined by 4.6 percentage points, from 43.7% to 39.1%, year over year, while improving 2.9 percentage points from first quarter levels. The elements responsible for the year-over-year margin decline include productivity, price/mix, and exchange. Year-over-year productivity was down approximately 1 percentage point due to a combination of lower sales and inventory reduction initiatives. Year-over-year price/mix declines reduced gross profit margins by approximately 3 percentage points. Exchange subtracted approximately half a percentage point from the gross profit margin rate.

SG&A decreased approximately 1% from $633 million in the second quarter of 2000 to $629 million in the second quarter of 2001 but increased as a percent of sales from 16.9% to 17.5%. SG&A excluding advertising increased from $446 million to $463 million and increased from 11.9% to 12.9% as a percentage of sales, principally due to lower sales and the impact of portfolio changes.

R&D decreased from $208 million in the second quarter of 2000 to $186 million in the second quarter of 2001, and decreased as a percent of sales from 5.5% to 5.2%. Rather than reflecting an actual decline in R&D activity, the year-over-year decrease reflects unusual comparisons and changes in where the R&D activity is recorded. Specifically, both the NexPress and Phogenix joint ventures had increased R&D spending in the quarter, which were recorded in other income. In addition, the year-over-year comparison was affected by the $10 million pre-tax in-process R&D charge in the second quarter of 2000 related to Kodak's purchase of the remaining interest in the PictureVision subsidiary.

Earnings from operations were $150 million, compared with $746 million in the comparable 2000 quarter. This decline primarily reflects charges associated with the restructuring program and Wolf Camera Inc. as well as the lower gross profit margin discussed previously.

Net earnings were $36 million, or $.12 per share, compared with $506 million, or $1.62 per share in the second quarter of 2000. Excluding charges of $.80 per share related to restructuring, $.18 per share associated with the Wolf Camera charge and $.02 per share related to the exit of an equipment manufacturing facility, net earnings for the second quarter of 2001 were $1.12 per share. Excluding charges of $.03 per share related to the exit of an equipment manufacturing facility, net earnings in the second quarter of 2000 were $1.65 per share. Earnings were further reduced by lower gross profit margins and the adverse effects of foreign exchange.

The effective tax rates for continuing operations, excluding restructuring costs, were 33% for the second quarter of 2001 and 34% for the second quarter of 2000. The 1% decline in the Company's effective tax rate is primarily attributable to the Company's operations in lower-tax jurisdictions outside the U.S. The reduced tax benefit rate attributable to restructuring costs is due to certain costs which do not provide a tax benefit to the Company.


Consumer Imaging

Worldwide Consumer Imaging sales in the second quarter declined 9% as reported, down 6% when adjusted for unfavorable exchange. U.S. sales declined 9% and sales outside the U.S. declined 8% as reported, down 2% excluding exchange.

From a geographic perspective, the segment experienced weak sales performance in most areas of the world, including the U.S. (-9%), Western Europe (-4% excluding exchange), and Emerging Markets (-5% excluding exchange). Brazil was -28% and Greater China was -11%, while Greater Russia continued to show strong growth of +21%, India was +13% (excluding exchange) and Mexico was +3%.

Worldwide film sales to dealers (including 35mm film, Advantix film, one- time-use cameras) in the second quarter declined by 4%, reflecting 1% volume decline, 1% price/mix decline and 3% unfavorable exchange. U.S. film sales to dealers increased by 1%, reflecting a 1% volume increase and flat price/mix. Outside the U.S., film sales to dealers declined by 10%, reflecting a 1% volume decline, negative 2% price/mix and 6% unfavorable exchange.

During the second quarter, Kodak's differentiated higher value MAX and Advantix films continued to capture over 65% of Kodak's total consumer roll film revenues. This value mix is equal to the first quarter, and is up 6 percentage points versus the second quarter 2000. The Company expects that the new U.S. film packaging, supported by advertising, will continue to increase the share of MAX and Advantix in the total film mix during the second half of 2001.

Worldwide paper volume in the second quarter declined slightly versus second quarter 2000, with both U.S. and international volumes and price generally trending lower.

In the quarter, SG&A expenses for the segment decreased 3%, from $361 million to $349 million, but increased as a percent of sales, from 17.1% to 18.1%. While the broad category of advertising declined in the quarter, direct media spend increased in the period. R&D declined 5%, from $77 million to $73 million year over year.

In the second quarter, Consumer Imaging earnings from operations decreased by $105 million year over year, reflecting the combined effects of sales declines and reduced gross profit margin. Net earnings decreased 30% or $101 million, from $332 million in 2000 to $231 million in 2001.

Health Imaging

Worldwide sales in the Health Imaging segment increased 6% year over year, or 10% when adjusted for the impact of exchange. U.S. sales increased 7%, while sales outside the U.S. increased 5% as reported, up 12% excluding exchange. Sales in emerging markets were up 10%, or 12% adjusted for exchange.

Sales of digital products (including laser printers, digital media, digital capture equipment and Picture Archiving and Communications Systems (PACS)) increased 18% year over year. Placements of DryView laser imagers increased 19% over last year. DryView media sales increased 37% year over year, while sales of digital capture and PACS products increased over 100%. Wet laser imaging sales continued their expected declines from last year.

Sales of traditional products, including analog film, equipment, chemistry and services declined 4% year over year, but decreased 1% when adjusted for the impact of exchange. For traditional analog products (excluding specialty films), year-over-year sales declined 10%, reflecting modest volume increases, expected negative price and unfavorable exchange. Medical analog film volumes increased 7%. Dental sales grew modestly while sales of Mammography and Oncology specialty products grew 9%.

In the quarter, SG&A expenses for the segment were up 4% from $89 million to $93 million, but decreased as a percent of sales from 16.1% last year to 15.9% this year. R&D expenses amounted to 6.3% of sales, up from 6.1% last year. The increase in R&D spending is focused on accelerating digital products development.

Earnings from operations declined, from $129 million to $98 million, reflecting the impact of lower gross profit margin. Foreign exchange reduced earnings by $13 million. Net earnings decreased 26% or $24 million, from $92 million in 2000 to $68 million in 2001.


Kodak Professional

Kodak Professional worldwide second quarter revenues declined 10% from the previous year, 8% when adjusted for unfavorable exchange. Overall sales declines were seen in several product categories, including color negative film, color reversal film and graphics films, which were impacted both by ongoing digital substitution and continued economic weakness in certain markets worldwide. However, worldwide sales increases were recorded for scanners and inkjet printers, media and inks during the quarter.

In the quarter, SG&A expenses for the Kodak Professional segment decreased 18% year over year, from $80 million to $66 million, resulting from effective expense management. R&D spending declined from $34 million to $26 million.

Kodak Professional earnings from operations decreased from $63 million to $57 million year over year, reflecting the combined effects of sales declines and reduced gross profit margins partially offset by lower R&D and SG&A spending. Net earnings increased 4% or $1 million, from $28 million in 2000 to $29 million in 2001.

The Kodak Polychrome Graphics (KPG) joint venture continued successful implementation of its operational improvement program, resulting in positive earnings contribution to Kodak's other income during the second quarter.

During the third quarter, the Company's Themed Entertainment business, currently part of Entertainment Imaging, will transition to Kodak
Professional. This integration will complement Kodak Professional's growth initiatives in related product and service areas.


Other Imaging

Second quarter Other Imaging segment sales increased 6% year over year, or 9% when adjusted for unfavorable exchange. Excluding the impact of portfolio and foreign exchange, sales increased 7%.

Segment sales growth in the quarter was led by strong sales performance in Document Imaging, which benefited from the Bell and Howell acquisition, and Commercial & Government Systems. The Entertainment Imaging business continued to report low single digit revenue growth. The potential strikes that threatened the entertainment industry have been resolved but may create modest distortions in the origination film market as the industry inventoried motion picture films earlier in the year in anticipation of the strikes.

During the second quarter, consumer digital camera revenue growth increased slightly year over year. Although digital camera unit volumes increased significantly, pricing declines impacted total revenue growth. Consumer digital camera market share for the second quarter in the U.S. continued its increase from first quarter levels.

In the second quarter, Kodak's total inkjet photo paper market share decreased somewhat from the first quarter due to increased competition in this category. However, the inkjet photo paper market continued to grow rapidly with Kodak posting strong double-digit growth year over year.

In the quarter, the Company closed on the acquisition of Ofoto for a purchase price of approximately $58 million. The integration of Ofoto is proceeding on plan and will solidify Kodak's leading position in online imaging products and services.

In the quarter, SG&A expenses for the Other Imaging segment increased 17%, from 16.1% of sales to 17.9%.

Earnings from operations for the Other Imaging segment were down $17 million, as a result of modest decreases in each of the business units, primarily related to lower margins. Net earnings decreased 32% or $14 million, from $44 million in 2000 to $30 million in 2001.


Year to date

Consolidated

Sales for the six months ended June 30, 2001 were $6.567 billion, representing a 4% decrease from the comparable 2000 period. Adjusting for portfolio changes, revenues decreased 5%. Exchange had a $216 million negative impact on the year-to-date period. When adjusted for both portfolio changes and currency movement, sales decreased 2% from the comparable 2000 period. Reported U.S. sales were approximately $3.228 billion, 2% lower than 2000. Sales outside the U.S. were approximately $3.339 billion, representing a 6% decline year over year, as reported. Excluding the unfavorable impact of foreign exchange, sales outside the U.S. were flat.

Sales in Emerging Markets, which accounted for 18% of the Company's six-month sales, decreased 4% from the comparable 2000 period. The Emerging Market portfolio showed growth in Greater Russia (+17%), but declines in Greater China (-9%), Asia Area (-7%), Latin America (-2%), and Eastern Europe, Africa, and the Middle East (-3%). The declines are reflective of general economic weakening in many Emerging Market countries.

Gross profit decreased 17% in the year-to-date period, from 42.2% of sales to 36.6% of sales. These margins reflect a decline in productivity due to a combination of lower sales and inventory reduction initiatives and the negative impact of price, mix, and exchange. 2001 gross profit includes inventory write-downs of $57 million related to the Company's restructuring program and accelerated depreciation and relocation costs of approximately $18 million. 2000 gross profit included accelerated depreciation and relocation costs of approximately $23 million. Excluding these charges, gross profit declined 15%.

SG&A expenses increased as a percent of sales from 17.5% to 18.3%. SG&A excluding advertising expenses also increased as a percent of sales, from 13.0% to 14.1%, principally due to lower sales and the impact of portfolio changes.

R&D expenditures decreased in dollar terms from $409 million to $375 million and as a percentage of sales from 6.0% to 5.7%. Included in R&D expense for 2000 were in-process R&D charges of approximately $10 million.

Earnings from operations decreased 66%. Included in earnings from operations in 2001 are charges related to restructuring, Wolf Camera, and the exit of a manufacturing facility. Earnings from operations in 2000 included charges of approximately $23 million for accelerated depreciation and relocation expenses partially offset by other charges and credits which increased earnings from operations by approximately $13 million. Year-over-year currency movements had a $61 million negative impact on earnings from operations.

Interest expense increased 51% from the prior period due to higher average borrowing rates. Other income (charges) decreased $65 million primarily due to an increased investment related to the Phogenix joint venture, lower gains on the sale of stock investments and property sales, and lower foreign exchange losses.

Net earnings decreased 77%, from $795 million to $186 million, for the six months ended June 30, 2000 and June 30, 2001, respectively. Earnings per share decreased 75% from the first half of 2000. Earnings per share decreased 36% when adjusted for special charges in 2001 discussed above and accelerated depreciation and relocation expenses associated with an equipment manufacturing facility in 2000. The effective tax rate was 34% in 2000 and 33% in 2001.


Consumer Imaging

Year-to-date sales in the Consumer Imaging segment decreased 8% year over year and decreased 5% excluding unfavorable foreign exchange movement. U.S. sales decreased 8% while sales outside the U.S. also decreased by 8%, or 2% excluding the effect of exchange movements.

Worldwide film sales (including 35mm film, Advantix film, and one-time-use cameras) decreased 4% from the first half of 2000. This was due to a 1% volume decrease and negative foreign exchange movement of 3%. U.S. film sales increased 2% on increased volume partially offset by negative price movement of 3%. Outside the U.S., film sales to dealers decreased 10% reflecting 2% lower volumes and negative price and exchange movements of 2% and 6%, respectively.

Worldwide paper sales decreased 11% for the six months ended June 30, 2001 over the comparable year-ago period. This decrease reflects 3% volume declines, 5% lower prices, and a negative impact on currency of 3%. U.S. paper sales decreased by 12% reflecting volume declines of 5% and price declines of 7%. Outside the U.S., paper sales declined 11%, with slight volume declines and negative price and exchange movements of 5% each.

SG&A expenses for the segment decreased 4%, from $679 million to $655 million, reflecting the benefits of the Company's cost reduction efforts, but increased as a percent of sales from 18.7% to 19.7%. Excluding advertising expenses, SG&A expenses increased 5%, from 12.0% of sales to 13.6%. R&D expenses decreased 12%, from 4.5% of sales to 4.4%.

Earnings from operations decreased 36%, as the benefits of favorable manufacturing productivity and cost reductions were more than offset by unfavorable exchange and lower effective selling prices. Net earnings were $282 million, which reflects a 40% decline from the prior-year period.


Health Imaging

Sales in the Health Imaging segment increased 6% from the prior year-to-date period, and 9% excluding the adverse effect of currency movements. Increased sales of DryView media more than offset an expected decrease in wet laser imaging sales. Sales inside the U.S. increased 8%, while sales outside the U.S. increased 3%. Excluding the adverse effect of foreign currency movement, sales outside the U.S. increased 10%.

SG&A expenses for the segment increased 6%, from $175 million to $185 million, but remained flat as a percent of sales at 16.1%. Excluding advertising expenses, SG&A expenses increased 6%, from 15.0% of sales to 15.1%. R&D expenses increased 9%, from 6.2% of sales to 6.4%.

Earnings from operations decreased 17%, primarily due to price declines and the impact of changes in product mix, a decline in productivity and the negative impact of exchange. Segment net earnings decreased 18%, from $172 million to $141 million, for the six months ended June 30, 2000 and June 30, 2001, respectively.


Kodak Professional

Sales in the Kodak Professional segment decreased 10% from the first half of 2000. Sales declines in both color reversal film and graphics films more than offset an increase in sales for scanners and inkjet printers and media. Sales were impacted by ongoing digital substitution and continued economic weakness. U.S. revenues decreased 7% and revenues outside the U.S. decreased 13%, or 8% excluding the unfavorable impact of foreign exchange.

SG&A expenses for the segment decreased 14%, from 17.9% of sales to 17.3%. Excluding advertising expenses, SG&A expenses decreased 11%, from 15.6% of sales to 15.4%. R&D expenses decreased 24%, from 8.0% of sales to 6.9%.

Earnings from operations decreased 19%, from $131 million to $106 million, primarily due to lower gross profit margins driven by adverse pricing, lower sales volume, and unfavorable exchange. Net earnings declined 3%, from $62 million to $60 million for the six months ended June 30, 2000 and June 30,2001, respectively .

Other Imaging

Sales in the Other Imaging segment increased 3% from the prior year-to-date period. Adjusting for the impact of portfolio changes, segment sales increased 2%. Sales growth in the first half was led by strong digital camera unit volume increases of 39% and growth in Entertainment Imaging, which benefited from the increasing rate of new releases in the motion picture industry.

SG&A expenses for the segment increased 19%, from 15.2% of sales to 17.5% of sales. Excluding advertising expenses, SG&A expenses increased 18%, from 12.4% of sales to 14.1%. First half 2000 SG&A expenses included other charges of approximately $23 million, primarily related to Eastman Software and PictureVision. R&D expenses decreased 5%, from 8.5% of sales to 7.9%.

Earnings from operations were $80 million, $59 million lower than the prior-year period. 2001 earnings from operations include charges of approximately $4 million for accelerated depreciation and relocation expenses. 2000 earnings from operations included charges of approximately $4 million for accelerated depreciation and relocation expenses, and other charges of approximately $40 million, primarily related to Eastman Software and PictureVision. Aside from these charges, earnings from operations reflect higher SG&A costs in 2001.
Net earnings for the segment were $65 million, a decrease of $35 million over the prior year.
------------------------------------------------------------------------

RESTRUCTURING PROGRAMS AND COST REDUCTION

During the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $316 million primarily for the rationalization of the U.S. photofinishing business, the elimination of excess manufacturing capacity, the exit of certain businesses and reductions in selling, general, and administrative positions worldwide. The Company recorded $57 million of the $316 million provision as costs of goods sold related to inventory write-downs. The remaining $259 million was recorded for employee severance payments, business exit costs and write-offs of capital, goodwill and investments and is included in restructuring costs and other in the accompanying Consolidated Statement of Earnings.

In the second quarter, approximately $127 million of the restructuring charge of $316 million was for employee severance covering 2,400 worldwide positions. The geographic breakdown includes approximately 1,100 employees in the U.S. and Canada and 1,300 throughout the rest of the world. The 2,400 personnel were associated with the realignment of manufacturing (600), and service and photofinishing operations (700); R&D (150) and administrative (950) functions in various locations of the Company's worldwide operations. The remaining $189 million of the $316 million charge covers capital write-offs, business exit costs and other asset impairments.

Additional restructuring charges will be recorded in the third quarter. Included in the third quarter restructuring charge will be severance costs for approximately an additional 1,100 people. The actions included in the second quarter restructuring charge will result in anticipated pre-tax savings of approximately $40 million in 2001 and $150 million annually beginning in 2002. The Company anticipates recovering the net cash cost of this program in two years.
------------------------------------------------------------------------

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

The Company is in the process of making changes in areas such as marketing and pricing, purchasing, contracts, payroll, taxes, cash management and treasury operations. Under the 'no compulsion no prohibition' rules, billing systems have been modified so that the Company is now able to show total gross, value added tax, and net in Euros on national currency invoices. This enables customers to pay in the new Euro currency if they wish to do so. Countries that have installed ERP/SAP software in connection with the Company's enterprise resource planning project are able to invoice and receive payments in Euros as well as in other currencies. Systems for pricing, payroll and expense reimbursements will continue to use national currencies until year-end 2001. The functional currencies in the affected countries were the national currencies until May 2001 (except Germany and Austria (October 2001)), when they changed to the Euro. Systems changes for countries not on SAP (Finland and Greece) are also being implemented in 2001.
------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first half of 2001 was $455 million. Net earnings, adjusted for depreciation and amortization and asset impairment and other charges, provided $1,041 million of operating cash. This was offset by decreases in liabilities (excluding borrowings) of $449 million. Also offsetting was an increase in receivables of $254 million, reflecting normal seasonal changes. Net cash used in investing activities of $611 million for the first half of 2001 was primarily to support capital expenditures and acquisitions.
The Company anticipates total capital spending of approximately $800 million in 2001, a 15% decrease from full year 2000 levels. Net cash provided by financing activities of $210 million for the first half of 2001 was primarily due to net increases in total borrowings of $495 million, reduced by $256 million of dividend payments and $44 million for stock repurchases.

Cash dividends per share of $.44, payable quarterly, were declared in the second quarter of 2001 and 2000. Total cash dividends of $256 million and $273 million were declared in the first half of 2001 and 2000, respectively.

During the first quarter, the Company repurchased about 0.9 million shares for approximately $41 million as part of the $2 billion share repurchase program approved by the Board of Directors on April 16, 1999. The cumulative program total to date is approximately 32 million shares or $1.8 billion. As of March 2, 2001, the Company suspended the stock repurchase program in a move designed to accelerate debt reduction and increase financial flexibility to take advantage of acquisition opportunities.

During the second quarter, the Company issued Medium-Term Notes consisting of floating-rate notes in the amount of $150 million maturing on September 16, 2002 and 6.375% fixed-rate notes in the amount of $500 million maturing on June 15, 2006. The Company anticipates that its operating cash flow, along with borrowings under its credit facility, will be sufficient to meet anticipated future operating expenses, capital expenditures and debt service obligations as they become due.
------------------------------------------------------------------------

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales. At June 30, 2001, the Company had cash flow hedges for the Euro, the Canadian dollar, and the Australian dollar, with maturity dates ranging from July 2001 to February 2002.

At June 30, 2001, the fair value of all open foreign currency forward contracts was a pre-tax unrealized gain of $5 million, recorded in other comprehensive income. Additionally, realized pre-tax losses of less than $1 million, related to closed foreign currency contracts, have been deferred in other comprehensive income. If all amounts deferred to other comprehensive income related to these contracts were to be realized, $5 million of pre-tax gains would be reclassified into cost of goods sold over the next twelve months, based on sales to third parties. During the second quarter of 2001, a pre-tax loss of $6 million was reclassified from other comprehensive income to cost of goods sold ($11 million pre-tax loss year to date). Hedge ineffectiveness was insignificant.

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

A sensitivity analysis indicates that if foreign currency exchange rates at June 30, 2001 and 2000 increased 10%, the Company would incur losses of $64 million and $54 million on foreign currency forward contracts outstanding at June 30, 2001 and 2000, respectively. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

The Company has entered into silver forward contracts that are designated as cash flow hedges of price risk related to forecasted worldwide silver purchases. The Company used silver forward contracts to minimize virtually all of its exposure to increases in silver prices in 2000 and 2001. At June 30, 2001, the Company had open forward contracts, with maturity dates ranging from July 2001 to May 2002, hedging virtually all of its planned silver requirements through May 2002.

At June 30, 2001, the fair value of open silver forward contracts was a pre-tax unrealized loss of $17 million, recorded in other comprehensive income. If this amount were to be realized, all of this loss would be reclassified into cost of goods sold within the next twelve months. During the second quarter of 2001, a realized pre-tax loss of $8 million was recorded in cost of goods sold ($14 million pre-tax loss year to date). At June 30, 2001, realized pre-tax losses of $8 million, related to closed silver contracts, were recorded in other comprehensive income. These losses will be reclassified into cost of goods sold as silver-containing products are sold (all within the next twelve months). Hedge ineffectiveness was insignificant.

A sensitivity analysis indicates that, based on broker-quoted termination values, if the price of silver decreased 10% from spot rates at June 30, 2001 and 2000, the fair value of silver forward contracts would be reduced by $21 million and $21 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a yield-to-maturity analysis, if June 30, 2001 interest rates increased 10% (about 49 basis points) with the current period's level of debt, there would be decreases in fair value of short-term and long-term borrowings of $1 million and $31 million, respectively. If June 30, 2000 interest rates increased 10% (about 63 basis points) with the June 30, 2000 level of debt, there would be decreases in fair value of short-term and long-term borrowings of $1 million and $23 million, respectively.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at June 30, 2001 was not significant to the Company.
------------------------------------------------------------------------

                        Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On June 29, 2001, the Company and the U.S. Environmental Protection Agency, Region 2, reached a settlement of an administrative enforcement action initiated by the EPA on October 6, 2000, alleging violations of air monitoring requirements under the Resource Conservation and Recovery Act
(RCRA), the law that regulates the management of hazardous waste. These issues arose as the result of an inspection conducted by EPA at the Company's Kodak Park manufacturing facility in Rochester, New York in May 1999. The complaint, alleging six counts of failing to test and monitor certain valves, containers, and pumps at Kodak Park, sought a penalty of $303,064 and an Order requiring the Company to come into compliance. Although the Company did not dispute the allegations with respect to some equipment, many of the Agency's allegations were based on a more expansive interpretation of the applicability of the hazardous waste program to equipment that the Company believed to be process equipment (and therefore exempt). The settlement redefines the boundary of equipment to which the hazardous waste regulations apply in a manner that preserves the Company's manufacturing flexibility and addresses EPA's regulatory issues, requires the Company to come into compliance for the additional equipment, and imposes a penalty of $175,000.
------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

The 2001 Annual Meeting of Shareholders of Eastman Kodak Company was held on May 9.

A total of 231,418,295 of the Company's shares were present or represented by proxy at the meeting. This represented more than 79% of the Company's shares outstanding.

The individuals named below were elected or re-elected to a three-year term as Class II Directors:

Name                       Votes Received     Votes Withheld

William W. Bradley            216,191,233         15,227,062
Alice F. Emerson              192,698,244         38,720,051
Hector de J. Ruiz             218,090,625         13,327,670
Laura D'Andrea Tyson          191,439,440         39,978,855


Richard S. Braddock, Daniel A. Carp, Martha Layne Collins, Paul E. Gray, Durk I. Jager, Debra L. Lee, and Richard A. Zimmerman all continue as directors of the Company.

The election of PricewaterhouseCoopers LLP as independent accountants was ratified, with 225,775,969 shares voting for, 2,035,413 shares voting against, and 3,606,913 shares abstaining.

The management proposal requesting amendment of the 2000 Management Variable Compensation Plan was approved, with 218,489,232 shares voting for, 9,324,937 shares voting against, 3,604,120 shares abstaining, and six non-votes.
------------------------------------------------------------------------

Item 5.  Other Information

On July 16, 2001, Eastman Kodak Company announced that its Board of Directors re-elected Delano E. Lewis to the Company's board, effective on that date. Lewis previously served on the Kodak board from May 1998 to December 1999, when he left to assume the position as ambassador to South Africa for the U.S. State Department.

On July 25, 2001, the Eastman Kodak Company Board of Directors elected Patricia F. Russo to the Company's board.
------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 24.

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the quarter ended June 30, 2001.
------------------------------------------------------------------------

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    August 7, 2001
                                    Robert P. Rozek
                                    Controller

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules


Exhibit
Number                                                           Page




      None