Form 10-Q
period 2001-09-30
EASTMAN KODAK CO
filed 2001-11-09
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001
                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                      September 30, 2001

Common Stock, $2.50 par value                  290,929,293

                      Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

                                 Three Months Ended   Nine Months Ended
                                    September 30        September 30
                                 ------------------   -----------------
                                    2001      2000       2001      2000

Sales                             $3,308    $3,590     $9,875   $10,434
Cost of goods sold                 2,176     2,074      6,338     6,031
                                  ------    ------     ------   -------
   Gross profit                    1,132     1,516      3,537     4,403

Selling, general and
 administrative expenses             661       621      1,864     1,822
Research and development costs       197       197        572       606
Goodwill amortization                 37        38        116       113
Restructuring costs and other         35         -        371         -
                                  ------    ------     ------   -------
   Earnings from operations          202       660        614     1,862

Interest expense                      52        48        171       127
Other (expense) income               (18)       22         (2)      103
                                  ------    ------     ------   -------
Earnings before income taxes         132       634        441     1,838
Provision for income taxes            36       216        159       625
                                  ------    ------     ------   -------
   NET EARNINGS                   $   96    $  418     $  282   $ 1,213
                                  ======    ======     ======   =======
Basic earnings per share          $  .33    $ 1.37     $  .97   $  3.93
                                  ======    ======     ======   =======
Diluted earnings per share        $  .33    $ 1.36     $  .97   $  3.91
                                  ======    ======     ======   =======

Earnings used in basic and
 diluted earnings per share       $   96    $  418     $  282   $ 1,213

Number of common shares used in
 basic earnings per share          290.9     305.4      290.5     308.5

Incremental shares from
 assumed conversion of options       0.4       2.3        0.5       2.1
                                  ------    ------     ------   -------
Number of common shares used in
 diluted earnings per share        291.3     307.7      291.0     310.6
                                  ======    ======     ======   =======

Cash dividends per share          $  .44    $  .44     $ 1.32   $  1.32
                                  ======    ======     ======   =======

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                        $7,799    $7,517     $7,869   $ 6,995
Net earnings                          96       418        282     1,213
Cash dividends declared             (128)     (133)      (384)     (406)
                                  ------    ------     ------    ------
Retained earnings
 at end of period                 $7,767    $7,802     $7,767    $7,802
                                  ======    ======     ======    ======

------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                          Sept. 30,        Dec. 31,
                                             2001            2000
                                          ---------       ---------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   252         $   246
Receivables                                 2,724           2,653
Inventories                                 1,462           1,718
Deferred income taxes                         534             575
Other                                         281             299
                                          -------         -------
 Total current assets                       5,253           5,491
                                          -------         -------
PROPERTIES
Land, buildings and equipment at cost      13,063          12,963
Less: Accumulated depreciation              7,329           7,044
                                          -------         -------
 Net properties                             5,734           5,919
                                          -------         -------
OTHER ASSETS
Goodwill (net of accumulated amortization
 of $925 and $778)                            954             947
Long-term receivables and other
 noncurrent assets                          1,902           1,767
Deferred income taxes                          67              88
                                          -------         -------
 TOTAL ASSETS                             $13,910         $14,212
                                          =======         =======
------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Payables                                  $ 3,011         $ 3,275
Short-term borrowings                       1,701           2,206
Taxes - income and other                      513             572
Dividends payable                             128             128
Deferred income taxes                          36              34
                                          -------         -------
 Total current liabilities                  5,389           6,215

OTHER LIABILITIES
Long-term borrowings                        1,792           1,166
Postemployment liabilities                  2,592           2,610
Other long-term liabilities                   747             732
Deferred income taxes                          75              61
                                          -------         -------
 Total liabilities                         10,595          10,784

SHAREHOLDERS' EQUITY
Common stock at par                           978             978
Additional paid in capital                    847             871
Retained earnings                           7,767           7,869
Accumulated other comprehensive loss         (508)           (482)
                                          -------         -------
                                            9,084           9,236
Less: Treasury stock at cost                5,769           5,808
                                          -------         -------
 Total shareholders' equity                 3,315           3,428
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $13,910         $14,212
                                          =======         =======
------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

                                                    Nine Months Ended
                                                      September 30
                                                    -----------------

                                                       2001    2000


Cash flows relating to operating activities:
Net earnings                                         $  282  $1,213
Adjustments to reconcile to
net cash provided by operating activities:
  Depreciation and amortization                         686     653
  Restructuring costs and other charges                 488      16
  Provision for deferred taxes                           78     211
  Gain on sales of assets                                 -    (139)
  Increase in receivables                              (114)   (327)
  Decrease (increase) in inventories                    165    (475)
  Decrease in liabilities excluding borrowings         (563)   (626)
  Other items, net                                       44    (103)
                                                     ------  ------
    Total adjustments                                   784    (790)
                                                     ------  ------
    Net cash provided by operating
     activities                                       1,066     423
                                                     ------  ------

Cash flows relating to investing activities:
  Additions to properties                              (531)   (590)
  Proceeds from sales of assets                           -     216
  Acquisitions, net of cash acquired                   (246)    (62)
  Sales of marketable securities                         37      82
  Purchases of marketable securities                    (42)    (71)
                                                     ------  ------
    Net cash used in investing activities              (782)   (425)
                                                     ------  ------

Cash flows relating to financing activities:
  Net (decrease) increase in borrowings
   with original maturity of
   90 days or less                                     (448)    442
  Proceeds from other borrowings                      1,768   1,521
  Repayment of other borrowings                      (1,188) (1,091)
  Dividends to shareholders                            (384)   (411)
  Exercise of employee stock options                     21      33
  Stock repurchase programs                             (44)   (634)
                                                     ------  ------
    Net cash used in financing activities              (275)   (140)
                                                     ------  ------

Effect of exchange rate changes on cash                  (3)    (14)
                                                     ------  ------

Net increase (decrease) in cash and cash
  equivalents                                             6    (156)
Cash and cash equivalents, beginning of year            246     373
                                                     ------  ------
Cash and cash equivalents, end of quarter            $  252  $  217
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

Eastman Kodak Company and Subsidiary Companies

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Eastman Kodak Company (the Company). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
------------------------------------------------------------------------

NOTE 2:  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations. Refer to Item 1, Legal Proceedings, on page 31.
------------------------------------------------------------------------

NOTE 3:  RESTRUCTURING PROGRAMS AND COST REDUCTION

The following table summarizes activity with respect to the restructuring charges in the second and third quarters of 2001:

(in millions)
                                                      Long-term
                                                       Assets &
                           Severance       Inventory    Other
                      -------------------  ---------  ---------
                      Number of
                      Employees   Reserve   Reserve    Reserve   Total
                      ---------   -------   -------    -------   -----

2001 charges              2,700     $ 134     $  77      $ 158   $ 369
2001 utilization         (1,000)      (15)      (77)      (158)   (250)
                       --------     -----     -----      -----   -----
Ending balance at
 September 30, 2001       1,700     $ 119     $   -      $   -   $ 119
                       ========     =====     =====      =====   =====

During the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $316 million primarily for the rationalization of the U.S. photofinishing business, the elimination of excess manufacturing capacity, the exit of certain businesses and reductions in selling, general, and administrative positions worldwide. The Company recorded $57 million of the $316 million provision as costs of goods sold related to inventory write-downs. The remaining $259 million was recorded for employee severance payments, business exit costs and write-offs of capital assets, goodwill and investments and is included in the "Restructuring costs and other" component in the accompanying Consolidated Statement of Earnings.

In the second quarter, approximately $127 million of the restructuring charge of $316 million was for employee severance covering 2,400 worldwide positions. The geographic breakdown includes approximately 1,100 employees in the U.S. and Canada and 1,300 throughout the rest of the world. The 2,400 personnel were associated with the realignment of manufacturing (600), service and photofinishing operations (700), R&D
(150) and administrative (950) functions in various locations of the Company's worldwide operations. The remaining $189 million of the $316 million charge covers capital write-offs, business exit costs and other asset impairments.

During the third quarter of 2001, the Company continued its cost reduction actions and recorded a pre-tax restructuring charge of $53 million primarily for the rationalization of the worldwide photofinishing business, the elimination of excess manufacturing capacity, the exit of certain businesses and reductions in selling, general and administrative positions worldwide. The Company included $41 million of the $53 million provision in the "Cost of goods sold" component in the accompanying Consolidated Statement of Earnings, representing a $20 million inventory write-down associated with product line discontinuances and $21 million related to accelerated depreciation on assets presently used in operations which will be disposed of through abandonment within the first six months of 2002.

Of the remaining $12 million in restructuring charges that were included in the "Restructuring and other costs" component in the accompanying Consolidated Statement of Earnings, approximately $7 million represents employee severance covering approximately 300 worldwide positions. The geographic breakdown was comprised of approximately 10 employees in U.S. and Canada and 290 employees throughout the rest of the world. The 300 personnel were associated with the realignment of manufacturing (200), service and photofinishing
(60) and administrative (40) functions in various locations within the Company's worldwide operations. The remaining $5 million of the $53 million charge represents capital write-offs.

Due to the prolonged economic weakness in the U.S. and abroad, the Company will continue its cost reduction efforts in the fourth quarter, which are expected to result in additional worldwide employment reductions of 3,500 to 4,000. The anticipated fourth quarter severance charge is expected to total approximately $200 million, with non-personnel related expenses possibly increasing the amount of the total charge to be recorded. Including the fourth quarter restructuring activity, the Company will have completed or initiated cost actions that are expected to result in total employment reductions in the range of 6,500 to 7,500.
------------------------------------------------------------------------

NOTE 4:  OTHER CHARGES

In the second quarter, the Company recorded a $77 million pre-tax charge associated with the bankruptcy of the Wolf Camera Inc. consumer retail business. This amount is reflected in the "Restructuring costs and other" component in the accompanying Consolidated Statement of Earnings.

In the third quarter, the Company recorded a $42 million pre-tax charge representing the write-off of certain lease residuals, receivables and capital assets resulting primarily from technology changes in the transition from optical to digital photofinishing equipment within the Company's onsite photofinishing operations. The charges for the lease residuals and capital assets totaling $19 million have been included in the "Cost of goods sold" component in the accompanying Consolidated Statement of Earnings. The remaining $23 million has been included in the "Restructuring costs and other" component in the accompanying Consolidated Statement of Earnings.
------------------------------------------------------------------------

NOTE 5:  INCOME TAXES

The operational effective tax rates (excluding the impact of restructuring activity) for the quarters ended September 30, 2001 and 2000 were approximately 33% and 34%, respectively. The 1% decline in the rate is primarily attributable to the Company's operations in lower tax jurisdictions outside the U.S. The reported effective tax rate for the quarter ended September 30, 2001 of approximately 27% is attributable to an $11 million tax benefit related to favorable tax settlements reached during the quarter, partially offset by the tax effects of certain third quarter restructuring costs which do not provide a tax benefit to the Company. The reported effective tax rates (including restructuring activity) for the three quarters ended September 30, 2001 and 2000 were 36% and 34%, respectively. The 2% increase in the Company's reported effective tax rate from 2000 to 2001 is primarily attributable to certain restructuring costs recorded in the second and third quarters of 2001 which do not provide a tax benefit to the Company, partially offset by the $11 million tax benefit related to favorable tax settlements reached in the third quarter.
------------------------------------------------------------------------

NOTE 6:  EARNINGS PER SHARE

Options to purchase 41.9 million and 24.7 million shares of common stock at weighted average per share prices of $62.60 and $70.22 for the three months ended September 30, 2001 and 2000, respectively, and options to purchase 39.7 million and 24.6 million shares of common stock at weighted average per share prices of $63.64 and $70.24 for the nine months ended September 30, 2001 and 2000, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods.
------------------------------------------------------------------------

NOTE 7:  COMMON STOCK

$2.50 par value, 950 million shares authorized, 391 million shares issued at September 30, 2001 and December 31, 2000. Treasury stock at cost consists of approximately 100 million shares at September 30, 2001 and 101 million at December 31, 2000.
------------------------------------------------------------------------

NOTE 8:  COMPREHENSIVE INCOME
(in millions)

                               Three Months Ended    Nine Months Ended
                                  September 30         September 30
                               ------------------    -----------------

                                2001        2000       2001       2000

Net income                      $ 96       $ 418      $ 282     $1,213

Unrealized holding losses
 on marketable securities         (2)        (35)       (14)       (79)

Unrealized gains (losses)
 from hedging activity             0           1         26         (4)

Currency translation
 adjustments                      83        (114)       (39)      (231)
                                ----       -----      -----      -----
Total comprehensive income      $177       $ 270      $ 255      $ 899
                                ====       =====      =====      =====
------------------------------------------------------------------------

NOTE 9:  DEBT ISSUANCE

During the second quarter, the Company issued Medium-Term Notes consisting of floating-rate notes in the amount of $150 million maturing on September 16, 2002 and 6.375% fixed-rate notes in the amount of $500 million maturing on June 15, 2006.
------------------------------------------------------------------------

NOTE 10:  ACQUISITIONS

On June 4, 2001, the Company completed its acquisition of Ofoto, Inc. The purchase price of this stock acquisition was approximately $58 million in cash. The acquisition was accounted for as a purchase with $10 million allocated to tangible net assets, $37 million allocated to goodwill and $11 million allocated to other intangible assets. The acquisition of Ofoto will accelerate Kodak's growth in the online photography market and help drive more rapid adoption of digital and online services. Ofoto offers digital processing of digital images and traditional film, top-quality prints, private online image storage, sharing, editing and creative tools, frames, cards and other merchandise.
------------------------------------------------------------------------

NOTE 11:  SEGMENT INFORMATION
(in millions)

                               Three Months Ended    Nine Months Ended
                                  September 30         September 30
                               ------------------    -----------------
                                2001        2000       2001       2000

Sales:
Consumer Imaging              $1,781      $1,941     $5,111    $ 5,563
Health Imaging                   545         543      1,692      1,630
Kodak Professional               370         427      1,129      1,275
Other Imaging                    612         679      1,943      1,966
                              ------      ------     ------    -------
  Consolidated total          $3,308      $3,590     $9,875    $10,434
                              ======      ======     ======    =======



Earnings (loss) from
 operations:
Consumer Imaging              $  210      $  373     $  623    $ 1,014
Health Imaging                    51         141        257        388
Kodak Professional                40          81        146        212
Other Imaging                     (4)         65         76        204
                              ------      ------     ------    -------
  Total of segments              297         660      1,102      1,818

Restructuring (costs and
 asset impairments) and
 other charges and credits       (95)          -       (411)        44
Wolf charge                        -           -        (77)         -
                              ------      ------     ------    -------
  Consolidated total          $  202      $  660     $  614    $ 1,862
                              ======      ======     ======    =======



Net earnings (loss):
Consumer Imaging              $  136      $  267     $  418    $   739
Health Imaging                    35          98        176        270
Kodak Professional                19          34         79         96
Other Imaging                     (4)         49         61        149
                              ------      ------     ------    -------
  Total of segments              186         448        734      1,254

Restructuring (costs and
 asset impairments) and
 other charges and credits       (95)          -       (411)        44
Wolf charge                        -           -        (77)         -
Interest expense                 (52)        (48)      (171)      (127)
Other corporate items              1           4          5         22
Income tax effects on
 above items and taxes
 not allocated to segments        56          14        202         20
                              ------      ------     ------    -------
  Consolidated total          $   96      $  418     $  282    $ 1,213
                              ======      ======     ======    =======

NOTE 12:  NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.
SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the Statement retains certain of the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it supersedes SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, and will thus be adopted by the Company, as required, on January 1, 2002. The impact of SFAS No. 144 on the Company's financial statements has not yet been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except per share data)


                              Three Months Ended     Nine Months Ended
                                 September 30           September 30
                             ---------------------  --------------------

                              2001    2000  Change   2001    2000 Change

Sales                       $3,308  $3,590   - 8%  $9,875 $10,434   - 5%
Earnings from operations       202     660   -69      614   1,862   -67
Net earnings                    96     418   -77      282   1,213   -77
Basic earnings per share       .33    1.37   -76      .97    3.93   -75
Diluted earnings per share     .33    1.36   -76      .97    3.91   -75

2001

The Company's results for the nine months ended September 30, 2001 included the following:

In line with the announcement on April 17, 2001, Kodak has implemented a series of cost reduction actions, resulting in pre-tax charges totaling $316 million ($233 million after tax) or $.80 per share in the second quarter. The components of restructuring in the second quarter include $127 million for employee severance covering approximately 2,400 worldwide positions and $189 million for asset impairments, capital write-offs, and business exits. The geographic breakdown includes approximately 1,100 employees in the U.S. and Canada and 1,300 throughout the rest of the world.

The Company's cost reduction actions continued in the third quarter, resulting in a pre-tax restructuring charge of $53 million ($41 million after tax) or $.14 per share. The components of restructuring in the third quarter include $7 million for employee severance covering approximately 300 employees, 10 of whom were located in the U.S. and Canada with the remaining 290 located throughout the rest of the world. The remaining $46 million relates to inventory write-downs, accelerated depreciation, and capital write-offs. As announced on October 24, 2001, additional restructuring charges will be recorded in the fourth quarter. (See Note 3.)

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

Pre-tax charges of approximately $42 million ($26 million after tax) relating to asset impairments associated with one of the Company's photofinishing operations were recorded in the third quarter.

An $11 million tax benefit or $.04 per share related to favorable tax settlements reached during the third quarter was recorded in the third quarter.

Excluding the above, year-to-date net earnings would have been $634 million, while basic and diluted earnings per share would have been $2.18.
------------------------------------------------------------------------

Sales by Operating Segment
(in millions)
                             Three Months Ended      Nine Months Ended
                                September 30            September 30
                           ----------------------  ---------------------

                             2001    2000  Change    2001    2000 Change

Consumer Imaging
  Inside the U.S.          $  842  $  970   -13%   $2,509 $ 2,782   -10%
  Outside the U.S.            939     971   - 3     2,602   2,781   - 6
                           ------  ------   ---    ------ -------   ---
Total Consumer Imaging      1,781   1,941   - 8     5,111   5,563   - 8
                           ------  ------   ---    ------ -------   ---

Health Imaging
  Inside the U.S.             267     270   - 1       818     779   + 5
  Outside the U.S.            278     273   + 2       874     851   + 3
                           ------  ------   ---    ------ -------   ---
Total Health Imaging          545     543     0     1,692   1,630   + 4
                           ------  ------   ---    ------ -------   ---

Kodak Professional
  Inside the U.S.             155     189   -18       466     524   -11
  Outside the U.S.            215     238   -10       663     751   -12
                           ------  ------   ---    ------ -------   ---
Total Kodak Professional      370     427   -13     1,129   1,275   -11
                           ------  ------   ---    ------ -------   ---

Other Imaging
  Inside the U.S.             318     336   - 5     1,017     963   + 6
  Outside the U.S.            294     343   -14       926   1,003   - 8
                           ------  ------   ---    ------ -------   ---
Total Other Imaging           612     679   -10     1,943   1,966   - 1
                           ------  ------   ---    ------ -------   ---
Total Sales                $3,308  $3,590   - 8%   $9,875 $10,434   - 5%
                           ======  ======   ===    ====== =======   ===

------------------------------------------------------------------------
Earnings (Loss) from Operations by Operating Segment
(in millions)
                             Three Months Ended      Nine Months Ended
                                September 30            September 30
                            ---------------------  ---------------------

                              2001   2000  Change    2001    2000 Change

Consumer Imaging              $210   $373   -44%   $  623  $1,014   -39%
    Percent of Sales          11.8%  19.2%           12.2%   18.2%

Health Imaging                $ 51   $141   -64%   $  257  $  388   -34%
    Percent of Sales           9.4%  26.0%           15.2%   23.8%

Kodak Professional            $ 40   $ 81   -51%   $  146  $  212   -31%
    Percent of Sales          10.8%  19.0%           12.9%   16.6%

Other Imaging                 $ (4)  $ 65          $   76  $  204   -63%
    Percent of Sales           (.7%)  9.6%            3.9%   10.4%
                              ----   ----   ---    ------  ------   ---
Total of segments             $297   $660   -55%   $1,102  $1,818   -39%
    Percent of Sales           9.0%  18.4%           11.2%   17.4%

Restructuring (costs and
 asset impairments) and
 other charges and credits     (95)     -            (411)     44
Wolf charge                      -      -             (77)      -
                              ----   ----   ---    ------  ------   ---
Total Earnings from
 Operations                   $202   $660   -69%   $  614  $1,862   -67%
                              ====   ====   ===    ======  ======   ===
    Percent of Sales           6.1%  18.4%            6.2%   17.8%
------------------------------------------------------------------------

Net Earnings (Loss) by Operating Segment
(in millions)

                             Three Months Ended       Nine Months Ended
                                September 30            September 30
                            ----------------------  --------------------


                             2001    2000   Change   2001    2000 Change

Consumer Imaging             $136    $267    -49%    $418  $  739   -43%
    Percent of Sales          7.6%   13.8%            8.2%   13.3%

Health Imaging               $ 35    $ 98    -64%    $176  $  270   -35%
    Percent of Sales          6.4%   18.0%           10.4%   16.6%

Kodak Professional           $ 19    $ 34    -44%    $ 79  $   96   -18%
    Percent of Sales          5.1%    8.0%            7.0%    7.5%

Other Imaging                $ (4)   $ 49            $ 61  $  149   -59%
    Percent of Sales          (.7%)   7.2%            3.1%    7.6%
                             ----    ----    ---     ----  ------   ---
Total of segments            $186    $448    -58%    $734  $1,254   -41%
    Percent of Sales          5.6%   12.5%            7.4%   12.0%

Restructuring (costs and
 asset impairments) and
 other charges and credits    (95)      -            (411)     44
Wolf charge                     -       -             (77)      -
Interest expense              (52)    (48)           (171)   (127)
Other corporate items           1       4               5      22
Income tax effects on
 above items and taxes
 not allocated to
 segments                      56      14             202      20
                             ----    ----    ---     ----  ------   ---
Total Net Earnings           $ 96    $418    -77%    $282  $1,213   -77%
                             ====    ====    ===     ====  ======   ===
    Percent of Sales          2.9%   11.6%            2.9%   11.6%
------------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)

                             Three Months Ended       Nine Months Ended
                                September 30            September 30
                           ----------------------  ---------------------


                             2001    2000  Change    2001    2000 Change


Gross profit               $1,132  $1,516   -25%   $3,537  $4,403   -20%
    Percent of Sales         34.2%   42.2%           35.8%   42.2%
Selling, general and
 administrative expenses   $  661  $  621   + 6%   $1,864  $1,822   + 2%
    Percent of Sales         20.0%   17.3%           18.9%   17.5%
Research and development
  costs                    $  197  $  197     0%   $  572  $  606   - 6%
    Percent of Sales          6.0%    5.5%            5.8%    5.8%
Goodwill amortization      $   37  $   38   - 3%   $  116  $  113   + 3%
    Percent of Sales          1.1%    1.1%            1.2%    1.1%
------------------------------------------------------------------------

2001 COMPARED WITH 2000

Third Quarter

Consolidated

Reported third quarter revenues were $3.308 billion, down 8% from the previous year, down 6% when adjusted for the impact of exchange.
Exchange had a $69 million negative impact (-2%) in the quarter due to unfavorable effects from Europe, Asia, and Canada.

Adjusting for portfolio changes, revenues decreased 9%. The principal portfolio adjustments relate to the August 2000 divestiture of Eastman Software, the February 2001 acquisition of substantially all of Bell and Howell's Imaging business and contributions from the Kodak Diamic Ltd. joint venture with Mitsubishi, which was formed January 1, 2001. Combined, portfolio changes contributed $45 million of revenues in the third quarter of 2001. Adjusting for portfolio changes and exchange, revenues were down 7% on a year-over-year basis.

Emerging Markets sales were down 5%. The Emerging Market portfolio accounted for approximately 17% of Kodak's worldwide sales in the quarter. Sales growth in Greater Russia (+19%) was offset by declines in Greater China (-12%), Asia Area (-3%), Latin America (-5%), and Eastern Europe, Africa and the Middle East (-7%).

The declines are reflective of general economic weakening in many Emerging Market countries. The revenue decline in China (-1%) has eased due to progress in stemming irregular trade flows and improvements in reducing channel inventories. However, Taiwan and Hong Kong continue to be impacted by adverse economic conditions. Brazil also continues to be impacted by adverse economic conditions, particularly in the consumer businesses.

Third quarter gross profit declined by 8.0 percentage points, from 42.2% to 34.2%, year over year. Excluding both the restructuring charges and charges associated with the photofinishing operation in 2001 and the relocation expenses in 2000, gross profit declined by 6.7 percentage points, from 42.7% to 36.0%, year over year. Reductions in gross profit were due to lower manufacturing productivity driven by the Company's efforts to reduce inventory levels, lower fixed cost absorption in photofinishing operations, and higher service costs. Year-over-year price declines, primarily in Health Imaging and Consumer Imaging, further reduced gross profit. Gross profit was also adversely affected by product and geographic mix changes in many of the Company's key segments.

SG&A increased approximately 6% from $621 million in the third quarter of 2000 to $661 million in the third quarter of 2001 and increased as a percent of sales from 17.3% to 20.0%. SG&A excluding advertising increased from $437 million to $492 million and increased from 12.2% to 14.9% as a percentage of sales. In the quarter, SG&A increased principally due to acquisitions that had SG&A rates higher than Kodak's average rate.

R&D remained unchanged year over year in the third quarter at $197 million, but increased as a percent of sales from 5.5% to 6.0%.

Earnings from operations were $202 million, compared with $660 million in the comparable 2000 quarter. This decline primarily reflects charges associated with the restructuring program and other charges associated with one of Kodak's photofinishing operations as well as the lower gross profit margin and higher SG&A costs discussed previously.

Net earnings were $96 million, or $.33 per share, compared with $418 million, or $1.36 per share in the third quarter of 2000. Excluding restructuring and other charges of $.23 per share and an income tax benefit of $.04 per share, net earnings for the third quarter of 2001 were $.52 per share. Excluding charges of $.04 per share related to the exit of an equipment manufacturing facility, net earnings in the third quarter of 2000 were $1.40 per share. Earnings were further reduced by higher SG&A costs, lower gross profit margins and the adverse effects of foreign exchange.

The effective tax rates, excluding restructuring costs, were 33% for the third quarter of 2001 and 34% for the third quarter of 2000. The 1% decline in the Company's effective tax rate is primarily attributable to the Company's operations in lower tax jurisdictions outside the U.S. The reported effective rate for the third quarter 2001 of 27% is attributable to an $11 million tax benefit related to favorable tax settlements reached in the quarter, partially offset by the tax effects of certain third quarter restructuring costs which do not provide a tax benefit to the Company.

Consumer Imaging

Worldwide Consumer Imaging sales in the third quarter declined 8% as reported, down 6% when adjusted for unfavorable exchange. U.S. sales declined 13% and sales outside the U.S. declined 3% as reported, flat year over year excluding exchange.

Adjusted for the impact of portfolio and unfavorable exchange, worldwide Consumer Imaging year-over-year sales declined by 8%. A significant portion of the year-over-year Consumer Imaging sales decline continues to be attributed to a decrease in revenue associated with U.S. on-site photofinishing equipment placements.

From a geographic perspective, the segment experienced weak sales performance in most areas of the world including the U.S. (-13%), Western Europe (-5%), and Emerging Markets (-4%). On a regional basis, Latin American Region was -5%, Greater China region was -12%, while Greater Russia continued to show strong growth of +21%.

Worldwide film sales to dealers (including 35mm film, Advantix film, one-time-use cameras) in the third quarter declined by 10%, reflecting 5% volume declines, 3% price/mix declines and 2% unfavorable exchange. U.S. film sales to dealers decreased by 15%, reflecting a 16% volume decrease and price/mix increase of 1%. Outside the U.S., film sales to dealers declined by 5%, reflecting a 1% volume increase, negative 2% price/mix and 4% unfavorable exchange.

During the third quarter, Kodak's differentiated higher value MAX and Advantix films captured over 68% of Kodak's total consumer roll film revenues. This value mix is up approximately 3 percentage points versus the second quarter 2001. It is expected that the new U.S. film packaging, supported by advertising, will continue to increase the MAX mix throughout the remainder of the year.

Worldwide paper volume in the third quarter declined approximately 3% year over year, with both U.S. and international prices trending lower.

In the quarter, SG&A expenses for the segment increased 2%, from $364 million to $370 million, and increased as a percent of sales from 18.8% to 20.8%, reflecting higher bad debt reserves. Advertising declined on a year over year basis due to increased advertising spend in the year ago quarter related to the Olympics. R&D declined 3%, from $80 million to $78 million year over year.

In the third quarter, Consumer Imaging earnings from operations decreased by $163 million year over year, reflecting the combined effects of sales declines and reduced gross profit margin rates. Net earnings decreased 49% or $131 million, from $267 million in 2000 to $136 million in 2001.

Health Imaging

During the third quarter, worldwide sales in the Health Imaging segment were flat year over year, but increased 3% when adjusted for the impact of exchange. U.S. sales decreased 1%, while sales outside the U.S. increased 2% as reported, up 6% excluding exchange. Sales in emerging markets were up 1%, or 3% adjusted for exchange.

Sales of digital products (including laser printers, digital media, digital capture equipment and Picture Archiving and Communications Systems (PACS)) increased 11% year over year. Placements of DryView laser imagers increased 39% over last year. DryView media sales increased 32% year over year, while sales of digital capture and PACS products increased over 90%. Wet laser imaging sales continued their expected declines from last year.

Sales of traditional products, including analog film, equipment, chemistry and services declined 10% year over year, down 8% when adjusted for the impact of exchange. For traditional analog film (excluding specialty films), year-over-year sales declined 14%, reflecting slight volume decreases, negative price and unfavorable exchange. Dental sales declined slightly while sales of Mammography and Oncology were flat versus last year.

In the quarter, SG&A expenses for the segment were up 8%, from $83 million to $90 million, and increased as a percent of sales from 15.3% last year to 16.5% this year, primarily as a result of the ramp-up in digital product sales capabilities. R&D expenses amounted to 7.5% of sales, up from 6.4% last year. The increase in R&D spending is focused on accelerating digital product development.

Earnings from operations declined from $141 million to $51 million, reflecting the combined effects of traditional product sales declines, foreign exchange, reduced gross profit margins and costs related to new digital product introductions. Net earnings decreased 64% or $63 million, from $98 million in 2000 to $35 million in 2001.


Kodak Professional

Kodak Professional worldwide third quarter revenues declined 13% from the previous year, 11% when adjusted for unfavorable exchange. Overall sales declines were seen in most product categories, including color negative film and paper, color reversal film and paper, and graphics films, as a result of ongoing digital substitution, continued economic weakness in markets worldwide, and disruptions caused by the events of September 11th. Sales increases were recorded worldwide for inkjet systems, and for professional paper in Emerging Markets during the quarter.

In the quarter, SG&A expenses for the Kodak Professional segment decreased 6% year over year, from $69 million to $65 million, resulting from effective expense management. R&D spending declined from $32 million to $28 million.

Kodak Professional earnings from operations decreased from $81 million to $40 million year over year, reflecting the combined effects of sales declines and reduced gross profit margins. Net earnings decreased 44% or $15 million, from $34 million in 2000 to $19 million in 2001.

The Kodak Polychrome Graphics (KPG) joint venture contributed positive earnings to Kodak's "other income and charges" line during the third quarter. On October 18, 2001, KPG announced its intention to acquire Imation's color proofing and software businesses. Imation's portfolio of products is intended to complement and expand KPG's offerings in the marketplace.


Other Imaging

Third quarter Other Imaging segment sales decreased 10% year over year, or 8% when adjusted for unfavorable exchange. Excluding the impact of portfolio and foreign exchange, sales decreased 10%.

Contributors to segment sales declines in the quarter included the Entertainment Imaging business, where continued economic weakness in the U.S. caused declines in the number of television commercials produced. In addition, a number of motion picture film releases and television show productions have either been postponed or cancelled due to the events of September 11th. In the Digital and Applied Imaging (D&AI) business, a reduction in sales during the quarter reflected the transition from non-EasyShare to EasyShare digital camera models. In addition, D&AI experienced sales declines as a result of portfolio actions, which impacted their revenues in the quarter. In the Commercial and Government Systems business, revenues declined mid-single digits due to supplier pullback for components used in consumer electronics products and the impact of flight restrictions on the aerial imaging industry following the September 11th attacks.

Third quarter consumer digital camera revenue growth declined year over year. While digital camera unit volumes were flat, price/mix impacted revenues due to ongoing price erosion in the category and Kodak's strategy shift, which focuses on mass-market distribution channels. Consumer digital camera market share increased from year-end 2000 levels, while declining from second quarter levels. Kodak has maintained its third place position in the U.S. market as a result of pricing initiatives and increasingly strong market acceptance of the new EasyShare consumer digital camera system.

In the third quarter, Kodak's inkjet paper business continued to grow strong double digits and Ofoto continued to show strong order growth.

In the quarter, SG&A expenses for the Other Imaging segment increased year over year, from $106 million to $134 million, principally due to acquisitions with higher SG&A rates than the segment average. SG&A increased from 15.6% to 21.9% as a percent of sales.

Losses from operations for the Other Imaging segment were $4 million versus earnings of $65 million in the year ago quarter. The loss experienced in the quarter is primarily the result of earnings declines from most of the "Other Imaging" businesses. Net earnings decreased $53 million, from $49 million in 2000 to a loss of $4 million in 2001.


Year to date

Consolidated

Sales for the nine months ended September 30, 2001 were $9.875 billion, representing a 5% decrease from the comparable 2000 period. Adjusting for portfolio changes, revenues decreased 6%. Exchange had a $285 million negative impact on the year-to-date period. When adjusted for both portfolio changes and currency movement, sales decreased 4% from the comparable 2000 period. Reported U.S. sales were approximately $4.810 billion, 5% lower than 2000. Sales outside the U.S. were approximately $5.065 billion, representing a 6% decline year over year, as reported. Excluding the unfavorable impact of foreign exchange, sales outside the U.S. declined by 1% year over year.

Sales in Emerging Markets, which accounted for 18% of the Company's nine-month sales, decreased 5% from the comparable 2000 period. The Emerging Market portfolio showed growth in Greater Russia (+18%), but declines in Greater China (-8%), Asia Area (-6%), Latin America (-3%), and Eastern Europe, Africa, and the Middle East (-8%). The declines are reflective of general economic weakening in many Emerging Market countries.

Gross profit decreased 20% in the year-to-date period, from 42.2% of sales to 35.8% of sales. These margins reflect a decline in productivity due to a combination of lower sales and inventory reduction initiatives and the negative impact of price, mix, and exchange. 2001 gross profit includes inventory write-downs of $91 million and accelerated depreciation of $26 million related to the Company's restructuring program and other asset impairments, and accelerated depreciation and relocation costs of approximately $18 million. 2000 gross profit included accelerated depreciation and relocation costs of approximately $41 million. Excluding these charges, gross profit declined 17%.

SG&A expenses increased from $1.822 billion to $1.864 billion, representing an increase as a percent of sales from 17.5% to 18.9%. SG&A excluding advertising expenses also increased as a percent of sales, from 12.7% to 14.4%, principally due to lower sales and the impact of portfolio changes.

R&D expenditures decreased from $606 million to $572 million and remained flat as a percentage of sales at 5.8%. Included in R&D expense for 2000 were in-process R&D charges of approximately $10 million.

Earnings from operations decreased 67%. Included in earnings from operations in 2001 are charges totaling $506 million related to restructuring, asset impairments associated with a photofinishing operation, Wolf Camera, and the exit of a manufacturing facility. Earnings from operations in 2000 included charges of approximately $41 million for accelerated depreciation and relocation expenses partially offset by other charges and credits which increased earnings from operations by approximately $13 million. Year-over-year currency movements had a $73 million negative impact on earnings from operations.

Interest expense increased 35% from the prior period due to higher average borrowing rates. Other income (charges) decreased $105 million primarily due to an increased investment related to the Phogenix joint venture and lower gains on the sale of stock investments and property sales.

Net earnings decreased 77%, from $1,213 million to $282 million, for the nine months ended September 30, 2000 and September 30, 2001, respectively. Earnings per share decreased 75% from the nine-month period of 2000. Earnings per share decreased 46% when adjusted for special charges in 2001 discussed above and accelerated depreciation and relocation expenses associated with an equipment manufacturing facility in 2000. The effective tax rate was 33% in 2001 and 34% in 2000.


Consumer Imaging

Year-to-date sales in the Consumer Imaging segment decreased 8% year over year, or 6% excluding unfavorable foreign exchange movement. U.S. sales decreased 10% while sales outside the U.S. decreased 6%, or 1% excluding the effect of exchange movements.

Worldwide film sales (including 35mm film, Advantix film, and one-time-use cameras) decreased 6% over the first nine months of 2000. This was due to a 2% volume decrease, 1% lower prices, and a negative foreign exchange movement of 3%. U.S. film sales decreased 4% due to a volume decrease. Outside the U.S., film sales to dealers decreased 8%, reflecting 1% lower volumes and negative price and exchange movements of 2% and 5%, respectively.

Worldwide paper sales decreased 11% for the nine months ended September 30, 2001 over the comparable prior-year period. This decrease reflects 3% volume declines, 5% lower prices, and a negative impact on currency of 3%. U.S. paper sales decreased 10%, reflecting volume declines of 4% and price declines of 6%. Outside the U.S., paper sales declined 11%, with slight volume declines and negative price and exchange movements of 4% each.

SG&A expenses for the segment decreased 2%, from $1,043 million to $1,025 million, reflecting the benefits of the Company's cost reduction efforts, but increased as a percent of sales from 18.7% to 20.1%. Excluding advertising expenses, SG&A expenses increased 7%, from 11.7% of sales to 13.5%. R&D expenses decreased 9%, from $244 million to $223 million, and remained flat as a percentage of sales.

Earnings from operations decreased 39%, as the benefits of cost reductions were more than offset by unfavorable exchange, lower effective selling prices, and lower manufacturing volumes. Net earnings were $418 million, which reflects a 43% decline from the prior-year period.


Health Imaging

Sales in the Health Imaging segment increased 4% from the prior year-to-date period, or 7% excluding the adverse effect of currency movements. Increased sales of DryView media more than offset an expected decrease in wet laser imaging sales. Sales inside the U.S. increased 5%, while sales outside the U.S. increased 3%. Excluding the adverse effect of foreign currency movement, sales outside the U.S. increased 9%.

SG&A expenses for the segment increased 7%, from $258 million to $275 million, and increased as a percentage of sales from 15.8% to 16.3%. Excluding advertising expenses, SG&A expenses increased 8%, from 14.7% of sales to 15.2%. R&D expenses increased 12%, from 6.3% of sales to 6.7%.

Earnings from operations decreased 34%, primarily due to price declines, the impact of changes in product mix and the negative impact of exchange. Segment net earnings decreased 35%, from $270 million to $176 million, for the nine months ended September 30, 2000 and September 30, 2001, respectively.


Kodak Professional

Sales in the Kodak Professional segment decreased 11% from the first nine months of 2000. While sales declined in most categories, including color reversal film and graphics films, Kodak Professional experienced an increase in sales for both scanners and inkjet printers and media. Sales were impacted by ongoing digital substitution and continued economic weakness. U.S. revenues decreased 11% and revenues outside the U.S. decreased 12%, or 8% excluding the unfavorable impact of foreign exchange.

SG&A expenses for the segment decreased 11%, but increased as a percentage of sales from 17.3% to 17.4%. Excluding advertising expenses, SG&A expenses decreased 8%, but increased as a percentage of sales from 14.9% of sales to 15.4%. R&D expenses decreased 20%, from 7.8% of sales to 7.1%.

Earnings from operations decreased 31%, from $212 million to $146 million, primarily due to lower gross profit margins driven by adverse pricing and product mix, lower sales volume, and unfavorable exchange. Net earnings declined 18%, from $96 million to $79 million, for the nine months ended September 30, 2000 and September 30,2001, respectively.

Other Imaging

Sales in the Other Imaging segment decreased 1% from the prior year-to-date period. Adjusting for the impact of portfolio changes, segment sales decreased 3%. While most of the segment's businesses experienced declines, digital cameras unit volumes increased 20%.

SG&A expenses for the segment increased 22%, from 15.3% of sales to 18.9%. Excluding advertising expenses, SG&A expenses increased 21%, from 12.5% of sales to 15.3%. Year-to-date 2000 SG&A expenses included other charges of approximately $23 million, primarily related to Eastman Software and PictureVision. R&D expenses decreased 3%, from 8.1% of sales to 8.0%.

Earnings from operations were $76 million, $128 million lower than the prior-year period. 2001 earnings from operations include charges of approximately $4 million for accelerated depreciation and relocation expenses. 2000 earnings from operations included charges of approximately $8 million for accelerated depreciation and relocation expenses, and other charges of approximately $40 million, primarily related to Eastman Software and PictureVision. Aside from these charges, earnings from operations reflect higher SG&A costs in 2001.
Net earnings for the segment were $61 million, a decrease of $88 million over the prior year.
------------------------------------------------------------------------

RESTRUCTURING PROGRAMS AND COST REDUCTION

The following table summarizes activity with respect to the restructuring charges in the second and third quarters of 2001:

(in millions)
                                                      Long-term
                                                       Assets &
                           Severance       Inventory    Other
                      -------------------  ---------  ---------
                      Number of
                      Employees   Reserve   Reserve    Reserve   Total
                      ---------   -------   -------    -------   -----

2001 charges              2,700     $ 134     $  77      $ 158   $ 369
2001 utilization         (1,000)      (15)      (77)      (158)   (250)
                       --------     -----     -----      -----   -----
Ending balance at
 September 30, 2001       1,700     $ 119     $   -      $   -   $ 119
                       ========     =====     =====      =====   =====

During the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $316 million primarily for the rationalization of the U.S. photofinishing business, the elimination of excess manufacturing capacity, the exit of certain businesses and reductions in selling, general, and administrative positions worldwide. The Company recorded $57 million of the $316 million provision as costs of goods sold related to inventory write-downs. The remaining $259 million was recorded for employee severance payments, business exit costs and write-offs of capital assets, goodwill and investments and is included in the "Restructuring costs and other" component in the accompanying Consolidated Statement of Earnings.

In the second quarter, approximately $127 million of the restructuring charge of $316 million was for employee severance covering 2,400 worldwide positions. The geographic breakdown includes approximately 1,100 employees in the U.S. and Canada and 1,300 throughout the rest of the world. The 2,400 personnel were associated with the realignment of manufacturing (600), service and photofinishing operations (700), R&D
(150) and administrative (950) functions in various locations of the Company's worldwide operations. The remaining $189 million of the $316 million charge covers capital write-offs, business exit costs and other asset impairments.

During the third quarter of 2001, the Company continued its cost reduction actions and recorded a pre-tax restructuring charge of $53 million primarily for the rationalization of the worldwide photofinishing business, the elimination of excess manufacturing capacity, the exit of certain businesses and reductions in selling, general and administrative positions worldwide. The Company included $41 million of the $53 million provision in the "Costs of goods sold" component in the accompanying Consolidated Statement of Earnings, representing a $20 million inventory write-down associated with product line discontinuances and $21 million related to accelerated depreciation on assets presently used in operations which will be disposed of through abandonment within the first six months of 2002.

Of the remaining $12 million in restructuring charges that were included in the "Restructuring and other costs" component in the accompanying Consolidated Statement of Earnings, approximately $7 million represents employee severance covering approximately 300 worldwide positions. The geographic breakdown was comprised of approximately 10 employees in U.S. and Canada and 290 employees throughout the rest of the world. The 300 personnel were associated with the realignment of manufacturing (200), service and photofinishing
(60) and administrative (40) functions in various locations within the Company's worldwide operations. The remaining $5 million of the $53 million charge represents capital write-offs.

Due to the prolonged economic weakness in the U.S. and abroad, the Company will continue its cost reduction efforts in the fourth quarter, which are expected to result in additional worldwide employment reductions of 3,500 to 4,000. The anticipated fourth quarter severance charge is expected to total approximately $200 million, with non-personnel related expenses possibly increasing the amount of the total charge to be recorded. Including the fourth quarter restructuring activity, the Company will have completed or initiated cost actions that are expected to result in total employment reductions in the range of 6,500 to 7,500. Total estimated pre-tax savings from severance and other non-personnel actions will be approximately $400 million to $450 million for 2002.
------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.
SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the Statement retains certain of the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it supersedes SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, and will thus be adopted by the Company, as required, on January 1, 2002. The impact of SFAS No. 144 on the Company's financial statements has not yet been determined.
------------------------------------------------------------------------

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

The Company is in the process of making changes in areas such as marketing and pricing, purchasing, contracts, payroll, taxes, cash management and treasury operations. Under the 'no compulsion no prohibition' rules, billing systems have been modified so that the Company is now able to show total gross, value added tax, and net in Euros on national currency invoices. This enables customers to pay in the new Euro currency if they wish to do so. Countries that have installed ERP/SAP software in connection with the Company's enterprise resource planning project are able to invoice and receive payments in Euros as well as in other currencies. Systems for pricing, payroll and expense reimbursements will continue to use national currencies until year-end 2001. The functional currencies in the affected countries were the national currencies until May 2001 (except Germany and Austria (October 2001)), when they changed to the Euro. Systems changes for countries not on SAP (Finland and Greece) are also being implemented in 2001.
------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first nine months of 2001 was $l,066 million. Net earnings, adjusted for depreciation and amortization and restructuring costs and other charges, provided $1,456 million of operating cash. Net cash provided by operating activities of $1,066 million reflects a decrease in liabilities excluding borrowings of $563 million and an increase in receivables of $114 million (reflecting normal seasonal changes). Net cash used in investing activities of $782 million for the first nine months of 2001 was primarily to support capital expenditures and acquisitions. The Company anticipates total capital spending of approximately $800 million in 2001, a 15% decrease from full year 2000 levels. Net cash used in financing activities of $275 million for the first nine months of 2001 was primarily due to net increases in total borrowings of $132 million, reduced by $384 million of dividend payments and $44 million for stock repurchases.

Cash dividends per share of $.44, payable quarterly, were declared in the third quarter of 2001 and 2000. Total cash dividends of $384 million and $406 million were declared in the first nine months of 2001 and 2000, respectively. On October 12, 2001, the Company announced its decision to change the timing of its dividend payments from quarterly to semi-annually. The dividend payments will now be made in July and December to better align these disbursements with the seasonal cash flow pattern of the business, which is more concentrated in the second half of the year.

During the first quarter, the Company repurchased about 0.9 million shares for approximately $44 million as part of the $2 billion share repurchase program approved by the Board of Directors on April 16, 1999. The cumulative program total to date is approximately 32 million shares or $1.8 billion. As of March 2, 2001, the Company suspended the stock repurchase program in a move designed to accelerate debt reduction and increase financial flexibility to take advantage of acquisition opportunities.

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales. At
September 30, 2001, the Company had cash flow hedges for the Euro, the Canadian dollar, and the Australian dollar, with maturity dates ranging from October 2001 to July 2002.

At September 30, 2001, the fair value of all open foreign currency forward contracts was a pre-tax unrealized loss of $8 million, recorded in other comprehensive income. Additionally, realized pre-tax losses of $1 million, related to closed foreign currency contracts, have been deferred in other comprehensive income. If all amounts deferred to other comprehensive income related to these contracts were to be realized, $9 million of pre-tax losses would be reclassified into cost of goods sold over the next twelve months as the inventory transferred in connection with the intercompany sale is sold to third parties. During the third quarter of 2001, a pre-tax gain of less than $1 million was reclassified from other comprehensive income to cost of goods sold ($10 million pre-tax loss year to date). Hedge ineffectiveness was insignificant.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings (both in other income). The majority of the contracts held by the Company are denominated in Euros, Australian dollars, Chinese renminbi, Swiss francs, and Canadian dollars.

A sensitivity analysis indicates that if foreign currency exchange rates at September 30, 2001 and 2000 increased 10%, the Company would incur losses of $28 million and $67 million on foreign currency forward contracts outstanding at September 30, 2001 and 2000, respectively. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

The Company has entered into silver forward contracts that are designated as cash flow hedges of price risk related to forecasted worldwide silver purchases. The Company used silver forward contracts to minimize virtually all of its exposure to increases in silver prices in 2000 and 2001. At September 30, 2001, the Company had open forward contracts, with maturity dates ranging from October 2001 to June 2002, hedging virtually all of its planned silver requirements through June 2002.

At September 30, 2001, the fair value of open silver forward contracts was a pre-tax unrealized net gain of $1 million, recorded in other comprehensive income. If this amount were to be realized, $1 million of this net gain would be reclassified into cost of goods sold during the fourth quarter of 2002. During the third quarter of 2001, a realized pre-tax loss of $11 million was recorded in cost of goods sold ($25 million pre-tax loss year to date). At September 30, 2001, realized pre-tax losses of $9 million, related to closed silver contracts, were recorded in other comprehensive income. These losses will be reclassified into cost of goods sold as silver-containing products are sold, all within the next twelve months. Hedge ineffectiveness was insignificant.

A sensitivity analysis indicates that, based on broker-quoted termination values, if the price of silver decreased 10% from spot rates at September 30, 2001 and 2000, the fair value of silver forward contracts would be reduced by $17 million and $29 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

The Company is exposed to interest rate risk primarily through its borrowing activities and, to a lesser extent, through investments in marketable securities. The Company utilizes U.S. dollar denominated and foreign currency denominated borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings are in fixed-rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and business financing requirements.

In July 2001, the Company entered into an interest rate swap agreement designated as a cash flow hedge of the LIBOR-based floating-rate interest payments on $150 million of debt issued June 26, 2001 and maturing September 16, 2002. The swap effectively converts interest expense on that debt to a fixed annual rate of 4.06%.

At September 30, 2001, the fair value of the swap was a pre-tax loss of $2 million, recorded in other comprehensive income. If this amount were to be realized, all of this loss would be reclassified into interest expense within the next twelve months. During the third quarter of 2001, less than $1 million was charged to interest expense related to the swap.
There was no hedge ineffectiveness.

Using a yield-to-maturity analysis, if September 30, 2001 interest rates increased 10% (about 43 basis points) with the current period's level of debt, there would be decreases in fair value of short-term and long-term borrowings of $1 million and $27 million, respectively. If September 30, 2000 interest rates increased 10% (about 62 basis points) with the September 30, 2000 level of debt, there would be decreases in fair value of short-term and long-term borrowings of $2 million and $22 million, respectively.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at September 30, 2001 was not significant to the Company.
------------------------------------------------------------------------

                        Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On June 29, 2001, the Company and the U.S. Environmental Protection Agency, Region 2 (EPA), reached a settlement of an administrative enforcement action initiated by the EPA on October 6, 2000, alleging violations of air monitoring requirements under the Resource Conservation and Recovery Act
(RCRA), the law that regulates the management of hazardous waste. These issues arose as the result of an inspection conducted by the EPA at the Company's Kodak Park manufacturing facility in Rochester, New York in May 1999. The complaint, alleging six counts of failing to test and monitor certain valves, containers, and pumps at Kodak Park, sought a penalty of $303,064 and an Order requiring the Company to come into compliance. Although the Company did not dispute the allegations with respect to some equipment, many of the EPA's allegations were based on a more expansive interpretation of the applicability of the hazardous waste program to equipment that the Company believed to be process equipment (and therefore exempt). The settlement redefines the boundary of equipment to which the hazardous waste regulations apply in a manner that preserves the Company's manufacturing flexibility and addresses EPA's regulatory issues, requires the Company to come into compliance for the additional equipment, and imposes a penalty of $175,000.
------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 33.

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the quarter ended September 30, 2001.
------------------------------------------------------------------------

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    November 9, 2001
                                    Robert P. Rozek
                                    Controller

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules


Exhibit
Number                                                              Page



(10) T.  Eastman Kodak Company Executive Protection Plan,
         effective July 25, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1999, Exhibit 10.)                             34

                                                            Exhibit (10) T.


              EASTMAN KODAK COMPANY EXECUTIVE PROTECTION PLAN

Effective July 25, 2001, Exhibit A of the Eastman Kodak Company Executive Protection Plan was amended to add Patricia F. Russo as a Tier I Employee and Section 2.15 of the Plan was amended in its entirety to read as follows:

     2.15 Qualifying Termination

     "Qualifying Termination" means for all Participants other than Kodak's Chief Executive Officer and President: (a) a termination of the Participant's employment by the Employer other than for Cause, or (b) a termination of the Participant's employment by such Participant for Good Reason. In the case of Kodak's Chief Executive Officer, "Qualifying Termination" means: (a) a termination of the Chief Executive Officer's employment by the Employer other than for Cause, or (b) a termination of the Chief Executive Officer's employment by the Chief Executive Officer for Good Reason or (c) a voluntary termination of employment by the Chief Executive Officer for any reason (or no reason at all) during the 30-day period commencing 23 months after the date of a Change in Control. In the case of Kodak's President, "Qualifying Termination" means: (a) a termination of the President's employment by the Employer other than for Cause, or (b) a termination of the President's employment by the President for Good Reason or (c) a voluntary termination of employment by the President for any reason (or no reason at all) during the 30-day period commencing 23 months after the date of a Change in Control. Termination of a Participant's employment on account of Participant's death or on account of Participant's disability, as defined under the Employer's long-term disability plan, shall not be treated as a Qualifying Termination.