Form 10-K
period 2001-12-31
EASTMAN KODAK CO
filed 2002-03-20
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

X     Annual report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the year ended December 31, 2001 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from         to

     Commission File Number 1-87

                           EASTMAN KODAK COMPANY
          (Exact name of registrant as specified in its charter)

NEW JERSEY                                       16-0417150
(State of incorporation)                         (IRS Employer
                                                 Identification No.)

343 STATE STREET, ROCHESTER, NEW YORK                   14650
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:     585-724-4000

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

At December 31, 2001 290,929,701 shares of Common Stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the New York Stock Exchange at February 27, 2002) of the voting stock held by nonaffiliates was approximately $9.2 billion.

                                 PART I
ITEM 1.  BUSINESS

Eastman Kodak Company (the Company or Kodak) is engaged primarily in developing, manufacturing and marketing traditional and digital imaging products, services and solutions for consumers, professionals, healthcare providers, the entertainment industry and other commercial customers. Kodak is the leader in helping people take, share, enhance, preserve, print and enjoy images - for memories, for information, and for entertainment. The Company is a major participant in "infoimaging" - a $225 billion industry composed of devices (digital cameras and personal data assistants (PDAs)), infrastructure (online networks and delivery systems for images) and services and media (software, film and paper enabling people to access, analyze and print images). Kodak harnesses its technology, market reach and a host of industry partnerships to provide innovative products and services for customers who need the information-rich content that images contain. A business discussion by reportable segments follows. Refer to the Management Discussion and Analysis and Notes to Financial Statements regarding the change in reportable segments. Kodak's sales, earnings and identifiable assets by reportable segment for the past three years are shown in Note 21.
--------------------------------------------------------------------------

PHOTOGRAPHY SEGMENT

Sales of the Photography segment for 2001, 2000 and 1999 were (in millions) $9,403, $10,231 and $10,265, respectively.

This segment includes traditional and digital product offerings for consumers, professional photographers and the entertainment industry. This segment combines traditional and digital photography and photographic services in all its forms - consumer, advanced amateur, and professional. Kodak manufactures and markets various components of these systems including films (consumer, professional and motion picture), photographic papers, processing services, photofinishing equipment, photographic chemicals, cameras (including one-time-use and digital) and projectors. Kodak has also developed products that bridge traditional silver halide and digital products. Product and service offerings include kiosks and scanning systems to digitize and enhance images, digital media for storing images, and a network for transmitting images. In addition, other digitization options have been created to stimulate more pictures in use, adding to the consumption of film and paper. These products serve amateur photographers, as well as professional, motion picture and television customers.

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

Marketing and Competition. Traditional products and services for the consumer are sold direct to retailers and through distributors throughout the world. Some products are also available on the Internet. Price competition continues to exist in all marketplaces. To mitigate the impacts of price competition, the Company has been successful in moving consumers up to higher value MAX and Advantix films. Some digital substitution has occurred, primarily in the U.S., as a small number of consumers have begun to use digital cameras. While this substitution to date has had only a minor impact on the Company's film and paper sales, and processing services in the U.S., the Company has sought to offset this by providing its own digital products, digitization services and output services. The Company also sees the potential for continued significant growth in the sale of sensitized products outside the U.S., particularly in emerging markets, where the Company has expanded the number of outlets for Kodak products. The Company also owns photofinishing laboratories throughout the world and supplies photographic papers and chemicals to other entities that provide photofinishing services. The Company's primary laboratories provide consumers the opportunity to receive film images in digital form, either through Kodak Picture CD or the Company's retail online partners.

Consumer digital products including digital cameras, inkjet printers and inkjet media for consumers in the U.S. are sold direct to retailers or distributors, while outside the U.S. products are sold primarily to retailers. Products are also available to customers through the Internet. Products such as the Company's EasyShare digital camera system are intended to simplify digital imaging for consumers and thereby increase the popularity for printing digital photo files. The Company faces competition from other electronics manufacturers in this market space, particularly on price and technological advances. Rapid price declines shortly after product introduction in this environment are common, as producers are continually introducing new models with enhanced capabilities, such as improved resolution and/or optical systems.

Traditional and digital professional products and services are sold direct to professional photographers and laboratories, or through dealers throughout the world. The Company is experiencing price competition for its professional films and papers. The commercial professional photography market space is increasingly being affected by digital substitution.

Throughout the world, almost all entertainment imaging products are sold direct to studios, to labs on behalf of studios, to independent filmmakers, or commercial houses for producing advertisements. The products are sold in a highly competitive environment, characterized by price competition. As the entertainment industry begins to adopt digital formats, the Company anticipates that it will face new competitors, including some of its current customers and other electronics manufacturers, as it markets its products in the digital space.

Kodak's advertising programs actively promote its photography group products and services in its various markets, and its principal trademarks, trade dress and corporate symbol are widely used and recognized. While current advertising is having a positive business impact, it is hampered by the economic slowdown and events of September 11th.
------------------------------------------------------------------------
HEALTH IMAGING SEGMENT

Sales of the Health Imaging segment for 2001, 2000 and 1999 were (in millions) $2,262, $2,220 and $2,159, respectively.

The products of the Health Imaging segment are used to capture, store, process, print and display images and information in a variety of forms for customers in the healthcare industry, for both primary and referral diagnoses.

Products of the Health Imaging segment include traditional analog products such as medical films, chemicals, and processing equipment, as well as services for healthcare professionals. In addition, this segment provides digital medical imaging products, systems and solutions, which are a key component of sales and earnings growth. These include digital print films, laser imagers, computed and digital radiography systems, Picture Archiving and Communications Systems (PACS), and Radiology Information Systems (RIS). The Health Imaging segment serves healthcare customers for general radiology products and specialty health markets, including cardiology, dental, mammography, and oncology imaging.

Marketing and Competition. In the U.S., Canada and Latin America, health imaging consumables and analog equipment are sold through distributors. A significant portion of digital equipment and solutions is sold direct to end users, with the balance sold through other equipment manufacturers and value added resellers. A significant amount of sales in the U.S. are made to group purchasing organizations (GPOs), which creates a competitive pricing environment. In Europe, Japan and Asia, consumables and analog equipment sales are split between distributors and end users, normally as part of a media/equipment bundle. All digital equipment and solutions are sold direct to end users. A majority of the hospitals in Europe are government funded, which creates an environment where funding is limited and restricted.

Kodak's health imaging products and services compete with similar products and services of other small and large companies. Strong competition exists throughout the world in these markets. Kodak's products are continually improved to meet the changing needs and preferences of its healthcare customers.
--------------------------------------------------------------------------

COMMERCIAL IMAGING SEGMENT

Sales of the Commercial Imaging segment for 2001, 2000 and 1999 were (in millions) $1,459, $1,417 and $1,479, respectively.

The Commercial Imaging segment encompasses Kodak's expertise in imaging solutions from image capture, printing, archiving and analysis to custom imaging solutions for commercial markets, such as banking and insurance, to state, local and federal government applications. Products include aerial, industrial and micrographic films, micrographics peripherals, large-format inkjet printers, high-speed production document scanners, digital imaging systems for commercial imaging satellites, and electro-optical systems for land and space borne telescopes and image and data analysis systems. The Company also provides maintenance and professional services for Kodak and other manufacturers' products, as well as providing imaging services to customers.
The segment includes document imaging products, graphics products, wide-format inkjet products, and products and solutions for government and commercial customers. Also included are the Company's interests in NexPress and Kodak Polychrome Graphics (KPG).

NexPress is a joint venture between Kodak and Heidelberger Druckmaschinen AG (Heidelberg) that was originally formed in 1997 for the purpose of developing and marketing new digital color printing solutions for the graphic arts industry. In connection with Kodak's sale of its Office Imaging business to Heidelberg in 1999, NexPress was expanded by Kodak and Heidelberg to include the black-and-white electrophotographic business.
As a result, Kodak contributed its toner and developer operations to NexPress.

KPG is a joint venture between Kodak and Sun Chemical Corporation. This joint venture is responsible for the photographic plate business, as well as for marketing Kodak graphic arts film, and proofing materials and equipment.

The Company generates approximately $200-$250 million of annual revenues from multi-year U.S. government contracts, which the U.S. government has the right to terminate for convenience. Historically, terminations have been rare.

On January 24, 2002, Kodak acquired ENCAD, Inc. and formed ENCAD, Inc. - a Kodak company. This entity is a wholly-owned subsidiary of Kodak that is focused on the wide-format inkjet printing industry. The new company is a complete wide-format inkjet provider with a full set of offerings, including inkjet printers, inks, media, software, and service.

On February 7, 2001, the Company completed its acquisition of substantially all of the imaging operations of Bell & Howell Company. The acquired units provide business customers worldwide with maintenance for document imaging components, micrographic-related equipment, supplies, parts and service.

In 2000, the Company divested its Eastman Software subsidiary.

Marketing and Competition. The key markets of the Commercial Imaging segment include commercial businesses such as banking and insurance, all levels of government entities, as well as printers and publishers. The Company also has a presence on the Internet.

Throughout the world, document imaging products are sold primarily through distributors and value added resellers. Some products are sold direct to customers or leased to customers through third parties. While there is price competition, the Company has been able to maintain price by adding more attractive features to its products through technological advances. The Company has developed a wide range of digital products to meet the needs of customers who are interested in converting from traditional analog technology to new enterprise digital workflow solutions.
------------------------------------------------------------------------

ALL OTHER

Sales of the businesses comprising All Other for 2001, 2000 and 1999 were (in millions) $110, $126, and $186, respectively.

All Other consists primarily of the Kodak Components Group, which represents an effort by Kodak to diversify into high-growth product areas that are consistent with the Company's historical strengths in imaging science. The Kodak Components Group is comprised of the Kodak Display business, the Imaging Sensor Solutions business and an Optics business. Products of this Group include organic light emitting diode (OLED) displays, imaging sensor solutions, and optics and optical systems.

OLED technology, pioneered and patented by Kodak, enables full-color, full-motion flat-panel displays with a level of brightness and sharpness not possible with other technologies. Unlike traditional liquid-crystal displays (LCDs), OLEDs are self-luminous and do not require backlighting. This eliminates the need for bulky and environmentally undesirable mercury lamps and yields a thinner, more compact display. Unlike other flat panel displays, OLEDs have a wide viewing angle (up to 160 degrees), even in bright light. Their lower power consumption makes them especially well-suited for portable and mobile devices.

As a result of this combination of features, OLED displays communicate more information in a more engaging way while adding less weight and taking up less space. Their application in various portable devices will reach the market by year-end 2002.

On December 4, 2001, the Company and SANYO Electric Co., Ltd. announced the formation of a global business venture, the SK Display Corporation, to manufacture OLED displays for consumer devices such as cameras, PDAs, and portable entertainment machines. Kodak will hold a 34% ownership interest and SANYO will hold a 66% interest in the business venture.
--------------------------------------------------------------------------

RAW MATERIALS

The raw materials used by the Company are many and varied and generally available. Silver is one of the essential materials used in the manufacture of films and papers. The Company purchases silver from numerous suppliers under annual agreements or on a spot basis. Pulp is an essential material in the manufacture of photographic papers. The Company has contracts to acquire pulp from several vendors during the next two to four years. Electronic components are prevalent in the Company's equipment offerings. The Company has entered into contracts with numerous vendors to supply these components over the next one to two years.
--------------------------------------------------------------------------

SEASONALITY OF BUSINESS

Sales and earnings of the Photography segment are linked to the timing of vacations, holidays and other leisure activities. They are normally weakest in the first quarter due to the absence of holidays and fewer people taking vacations during that time. In addition, the demand for photofinishing services is the lowest during the first quarter. Sales and earnings of this segment are normally strongest in the second and third quarter as demand for the products of this segment is high due to heavy vacation activity, and events such as weddings and graduations. During the latter part of the third quarter, demand for the products is high as dealers prepare for the holiday seasons. Demand for photofinishing services is also high during this heavy vacation period.

With respect to the Commercial Imaging and Health Imaging segments, the sales of consumable products, which generate the major portion of the earnings of these segments, tend to occur uniformly throughout the year. Sales of the lower margin equipment products in these segments tend to be highest in the fourth quarter as purchases by commercial and healthcare customers are linked to their year-end capital budget management process.
--------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development. Total research and development expenditures for 2001, 2000 and 1999 were (in millions) $779, $784 and $817, respectively.

Research and development expenditures for the Company's three reportable segments and All Other for 2001, 2000 and 1999 were as follows:

(in millions)                    2001       2000       1999

Photography                      $542       $575       $576
Health Imaging                    152        138        128
Commercial Imaging                 58         61         89
All Other                          27         10         24
                                 ----       ----       ----
  Total                          $779       $784       $817

Research and development is headquartered in Rochester, New York. Other U.S. groups are located in Boston, Massachusetts; Washington, D.C; Dallas, Texas; Oakdale, Minnesota; Allendale, New Jersey; New Haven, Connecticut; and Fremont, California. Outside the U.S., groups are located in Australia, England, France, Japan, China and Canada. These groups work in close cooperation with manufacturing units and marketing organizations to develop new products and applications to serve both existing and new markets.

It has been Kodak's general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents. The ownership of these patents contributes to Kodak's ability to provide leadership products and to generate revenue from licensing. The Company holds portfolios of patents in several areas important to its business, including color negative films, processing and papers; digital cameras; network photo fulfillment; and organic light-emitting diodes. Each of these areas is important to existing and emerging business opportunities that bear directly on the Company's overall business performance. The Company is beginning to leverage its patent portfolio, which has started to generate royalty income. Amounts to date have not been significant, but could be material in the future.
--------------------------------------------------------------------------

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

Environmental protection is further discussed in the Management Discussion and Analysis and Notes to Financial Statements.
--------------------------------------------------------------------------

EMPLOYMENT

At the end of 2001, the Company employed 75,100 people, of whom 42,000 were employed in the U.S.
--------------------------------------------------------------------------

Financial information by geographic areas for the past three years is shown in Note 21, Segment Information.
--------------------------------------------------------------------------

ITEM 2.  PROPERTIES

The Photography segment of Kodak's business in the United States is centered in Rochester, New York, where photographic goods are manufactured. Another manufacturing facility near Windsor, Colorado, also produces sensitized photographic goods. Photography segment products are also produced in Lenexa, Kansas.

Photography segment manufacturing facilities outside the United States are located in Australia, Brazil, Canada, China, England, France, India, Indonesia, Mexico and Russia. Kodak maintains marketing and distribution facilities in many parts of the world. The Company also owns processing laboratories in numerous locations worldwide.

Products in the Health Imaging segment are manufactured in the United States, primarily in Rochester, New York; Windsor, Colorado; Oakdale, Minnesota; White City, Oregon; and Fremont, California. Manufacturing facilities outside the United States are located in Brazil, China, France, Germany, India and Mexico.

Products in the Commercial Imaging segment are manufactured in the United States, primarily in Rochester, New York. Another manufacturing facility in White City, Oregon produces Commercial Imaging products. Manufacturing facilities outside the United States are located in Brazil, Canada, China, England, Japan and Mexico.

Properties within a country are generally shared by all segments operating within that country.

Regional distribution centers are located in various places within and outside of the United States. The Company owns or leases administrative, manufacturing, marketing and processing facilities in various parts of the world. The leases are for various periods and are generally renewable.
--------------------------------------------------------------------------

Item 3.  LEGAL PROCEEDINGS

None.
--------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company announced that shareholders voted in favor of a proposed stock option exchange program for its employees at a special meeting of shareholders held on January 25, 2002.

A total of 236,223,795 of the Company's shares were present or represented by proxy at the meeting. The proposal was approved, with 212,590,447 shares voting for, 19,408,955 shares voting against, and 4,224,393 shares abstaining.
--------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

(as of December 31, 2001)
                                                      Date First Elected
                                                         an         to
                                                     Executive    Present
    Name               Age       Positions Held       Officer     Office

Michael P. Benard       54   Vice President             1994       1994
Charles S. Brown        51   Senior Vice President      2000       2000
Robert H. Brust         58   Chief Financial Officer
                             and Executive Vice
                             President                  2000       2000
Daniel A. Carp          53   Chairman of the Board,
                             and Chief Executive
                             Officer                    1995       2000
Martin M. Coyne, II     52   Executive Vice President   1997       2000
Carl E. Gustin, Jr.     50   Senior Vice President      1995       1995
Carl A. Marchetto       46   Senior Vice President      2001       2001
J. M. McQuade *         46   Senior Vice President      2000       2000
Michael P. Morley       58   Executive Vice President   1994       2000
Candy M. Obourn         51   Senior Vice President      1997       2000
Daniel P. Palumbo       43   Senior Vice President      2000       2000
Eric G. Rodli           46   Senior Vice President      2001       2001
Robert P. Rozek         41   Controller                 2001       2001
Patricia F. Russo *     49   President and Chief
                             Operating Officer          2001       2001
Willy C. Shih           50   Senior Vice President      1997       2000
Eric L. Steenburgh *    60   Executive Vice President
                             of Operations              1998       2000
James C. Stoffel        55   Senior Vice President      2000       2000
Gary P. Van Graafeiland 55   General Counsel and
                             Senior Vice President      1992       1992


* Mr. McQuade left the Company in January, 2002 to accept a position with 3M. Ms. Russo left the Company in January, 2002 to accept a position with Lucent Technologies Inc. Mr. Steenburgh will retire from the Company effective April 1, 2002.

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for more than five years, except Mr. Palumbo, who joined the Company on May 19, 1997; Mr. Shih, who joined the Company on July 7, 1997; Mr. Stoffel, who joined the Company on September 22, 1997; Mr. Steenburgh, who joined the Company on April 13, 1998; Mr. McQuade, who joined the Company on January 1, 1999; Mr. Brust, who joined the Company on January 3, 2000; Mr. Rodli, who joined the Company on January 24, 2000; Patricia Russo, who joined the Company on April 16, 2001; and Mr. Rozek, who joined the Company on May 29, 2001. Prior to joining Kodak in 1997, Mr. Palumbo served in domestic and European line management roles at Procter & Gamble. Prior to joining Kodak in 1997, Mr. Shih was Vice President of Marketing for Technical Computing at Silicon Graphics Computer Systems, which he joined in 1995. Prior to joining that company, Mr. Shih held executive positions with DEC, which he joined in 1994, and IBM Corporation. Prior to joining Kodak in 1997, Mr. Stoffel was Vice President and Chief Engineer at Xerox Corporation. Prior to joining Kodak in 1998, Mr. Steenburgh held senior management positions at Xerox Corporation, Ricoh Company, Ltd., Goulds Pumps, and, most recently, was President of the Industrial Pump Group Worldwide at ITT Fluid
Technology Corporation, a part of ITT Industries.    Prior to joining
Kodak in 1999, Mr. McQuade was the General Manager of Imation's medical imaging systems business. Prior to joining that company, Mr. McQuade held a number of positions with 3M since 1982. Prior to joining Kodak in 2000, Mr. Brust was Senior Vice President and Chief Financial Officer with Unisys Corporation since 1997. Prior to joining that company, Mr. Brust held a variety of management positions with General Electric since 1965. Prior to joining Kodak in 2000, Mr. Rodli served as President of Bexel.
He has also had a broad range of senior management positions in the Boston Consulting Group, Iwerks Entertainment, and the PricewaterhouseCoopers Management Consulting Group. Prior to joining Kodak in 2001, Patricia Russo was Chairman of Avaya Inc., which she joined in December 2000.
Avaya is formerly the Business Communications Systems unit of Lucent Technologies Inc. Prior to Avaya, she had been Executive Vice President and CEO of the Service Provider Networks Group at Lucent. She also held numerous management and executive positions throughout Lucent. Prior to joining that company, Ms. Russo held key management and executive positions throughout AT&T Corp. Prior to joining Kodak in 2001, Mr. Rozek was a Partner at PricewaterhouseCoopers LLP where he served as the lead partner with multi-national clients across a number of industries. Mr. Rozek did not provide any services to Kodak prior to his employment.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.
--------------------------------------------------------------------------

                                  PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Eastman Kodak Company common stock is principally traded on the New York Stock Exchange. There are 91,893 shareholders of record of common stock as of December 31, 2001. See Liquidity and Capital Resources, and Market Price Data in Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 112.
-------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying consolidated financial statements and notes to consolidated financial statements contain information that is pertinent to management's discussion and analysis of financial condition and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Actual results may differ from these estimates and assumptions.

The Company believes that the critical accounting policies discussed below involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

Kodak recognizes revenue when it is realized or realizable and earned. For the sale of multiple-element arrangements whereby equipment is combined with services, including maintenance and training, and other elements, including software and products, the Company allocates to and recognizes revenue from the various elements based on verifiable objective evidence of fair value (if software is incidental to the transaction) or Kodak-specific objective evidence of fair value if software is other than incidental to the sales transaction as a whole. Revisions to these determinants of fair value would affect the timing of revenue allocated to the various elements in the arrangement and would impact the results of operations of the Company. For full service solutions sales, which consist of the sale of equipment and software which may or may not require significant production, modification or customization, there are two acceptable methods of accounting: percentage of completion accounting and completed contract accounting. For certain of the Company's full service solutions, the completed contract method of accounting is being followed by the Company. This is due to the Company's lack of historical experience resulting in the inability to provide reasonably dependable estimates of the revenues and costs applicable to the various stages of such contracts as would be necessary under the percentage of completion methodology. Furthermore, the Company records estimated reductions to revenue for customer incentive programs offered including cash discounts, price protection, promotional and advertising allowances and volume discounts. If market conditions were to decline, the Company may take actions to expand these customer offerings which may result in incremental reductions to revenue.

Kodak assesses the carrying value of its identifiable intangible assets, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of the underlying assets; and significant adverse industry or market economic trends. In the event that the carrying value of assets are determined to be unrecoverable, the Company would record an adjustment to the respective carrying value.

Kodak maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. If the financial condition of customers were to deteriorate, thereby resulting in an inability to make payments, additional allowances may be required.

Kodak provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required.

Kodak holds minority interests in certain publicly traded and privately held companies having operations or technology within its strategic area of focus. The Company's policy is to record an impairment charge on these investments when they experience declines in value which are considered to be other-than-temporary. Poor operating results of the investees or adverse changes in market conditions in the future may cause losses or an inability of the Company to recover its carrying value in these underlying investments.

Kodak evaluates the realizability of its deferred tax assets on an ongoing basis by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. In the determination of the valuation allowance, the Company has considered future taxable income and the feasibility of tax planning initiatives. Should the Company determine that it is more likely than not that it will realize certain of its deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. On the contrary, if the Company determined that it would not be able to realize its recorded net deferred tax asset, an adjustment to increase the valuation allowance would be charged to the results of operations in the period such conclusion was made. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although management believes that adequate consideration has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the results of operations of the Company.

Management estimates expected product failure rates, material usage and service costs in the development of its warranty obligations. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded.

Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates and other assumptions inherent in these valuations. The Company annually reviews the assumptions underlying the actuarial calculations and makes changes to these assumptions, based on current market conditions, as necessary. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension (income) expense ultimately recognized. The other postretirement benefits liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of other postretirement benefits expense.

Environmental liabilities are accrued based on estimates of known environmental remediation exposures. The liabilities include accruals for sites owned by Kodak, sites formerly owned by Kodak, and other third party sites where Kodak was designated as a potentially responsible party
(PRP). The amounts accrued for such sites are based on these estimates, which may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of remediation. To the extent that the current work plans are not effective in achieving targeted results, the proposals to regulatory agencies for desired methods and outcomes of remediation are not acceptable, or additional exposures are identified, Kodak's estimate of its environmental liabilities may change.

SUMMARY
(in millions, except per share data)

                                 2001   Change     2000   Change     1999
Net sales                     $13,234    -5 %   $13,994    - 1%   $14,089
Earnings from operations          345    -84      2,214    +11      1,990
Net earnings                       76    -95      1,407    + 1      1,392
Basic earnings per share          .26    -94       4.62    + 5       4.38
Diluted earnings per share        .26    -94       4.59    + 6       4.33

2001

The Company's results for the year included the following:

Charges of $830 million ($583 million after tax) related to the restructuring programs implemented in the second, third and fourth quarters and other asset impairments. See further discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 14.

A charge of $41 million ($28 million after tax) for environmental exposures. See MD&A and Note 10.

A charge of $20 million ($14 million after tax) for the Kmart bankruptcy. See MD&A and Note 2.

Income tax benefits of $31 million, including a favorable tax settlement of $11 million and a $20 million benefit representing a decline in the year-over-year effective tax rate.

Excluding the above items, net earnings were $670 million, or $2.30 per basic and diluted share.

2000

The Company's results for the year included the following:

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

1999

The Company's results for the year included the following:

A restructuring charge of $350 million ($231 million after tax) related to worldwide manufacturing and photofinishing consolidation and reductions in selling, general and administrative positions worldwide. In addition, the Company incurred charges of $11 million ($7 million after tax) related to accelerated depreciation of assets still in use during 1999 and sold in 2000, in connection with the exit of one of the Company's equipment manufacturing facilities.

Charges totaling approximately $103 million ($68 million after tax) associated with the exits of the Eastman Software business ($51 million) and Entertainment Imaging's sticker print kiosk product line ($32 million) as well as the write-off of the Company's Calcomp investment ($20 million), which was determined to be unrecoverable.

Gains of approximately $120 million ($79 million after tax) related to the sale of The Image Bank ($95 million gain) and the Motion Analysis Systems Division ($25 million gain).

Excluding the above items, net earnings were $1,619 million. Basic earnings per share were $5.09 and diluted earnings per share were $5.03.

DETAILED RESULTS OF OPERATIONS
Net Sales by Reportable Segment and All Other
(in millions)
                                 2001   Change     2000   Change     1999

Photography
  Inside the U.S.             $ 4,482    -10%   $ 4,960    + 4%   $ 4,756
  Outside the U.S.              4,921    - 7      5,271    - 4      5,509
                              -------    ---    -------    ---    -------
Total Photography               9,403    - 8     10,231      0     10,265
                              -------    ---    -------    ---    -------
Health Imaging
  Inside the U.S.               1,089    + 2      1,067    + 8        984
  Outside the U.S.              1,173    + 2      1,153    - 2      1,175
                              -------    ---    -------    ---    -------
Total Health Imaging            2,262    + 2      2,220    + 3      2,159
                              -------    ---    -------    ---    -------
Commercial Imaging
  Inside the U.S.                 820    +15        715    - 4        741
  Outside the U.S.                639    - 9        702    - 5        738
                              -------    ---    -------    ---    -------
Total Commercial Imaging        1,459    + 3      1,417    - 4      1,479
                              -------    ---    -------    ---    -------
All Other
  Inside the U.S.                  68      0         68    -40        113
  Outside the U.S.                 42    -28         58    -21         73
                              -------    ---    -------    ---    -------
Total All Other                   110    -13        126    -32        186
                              -------    ---    -------    ---    -------
Total Net Sales               $13,234    - 5%   $13,994    - 1%   $14,089
                              =======    ===    =======    ===    =======

Earnings from Operations by Reportable Segment and All Other
(in millions)
  Photography                 $   787    -45%   $ 1,430    -16%   $ 1,709
  Health Imaging                  323    -38        518    + 7        483
  Commercial Imaging              165    -29        233    - 9        257
  All Other                       (60)              (11)             (109)
                              -------    ---    -------    ---    -------
    Total of segments           1,215    -44      2,170    - 7      2,340

  Restructuring costs and
   credits and asset
   impairments                   (732)               44              (350)
  Wolf charge                     (77)                -                 -
  Environmental reserve           (41)                -                 -
  Kmart charge                    (20)                -                 -
                              -------    ---    -------    ---    -------
    Consolidated total        $   345    -84%   $ 2,214    +11%   $ 1,990
                              =======    ===    =======    ===    =======

Net Earnings by Reportable Segment and All Other
(in millions)
                                 2001   Change     2000   Change     1999
  Photography                 $   535    -48%   $ 1,034    -18%   $ 1,261
  Health Imaging                  221    -38        356    +10        324
  Commercial Imaging               80    -11         90    -49        178
  All Other                       (38)               (2)              (61)
                              -------    ---    -------    ---    -------
    Total of segments             798    -46      1,478    -13      1,702

  Restructuring costs and
   credits and asset
   impairments                   (735)               44              (350)
  Wolf charge                     (77)                -                 -
  Environmental reserve           (41)                -                 -
  Kmart charge                    (20)                -                 -
  Interest expense               (219)             (178)             (142)
  Other corporate items             8                26                22
  Income tax effects on
   above items and taxes
   not allocated to segments      362                37               160
                              -------    ---    -------    ---    -------
    Consolidated total        $    76    -95%   $ 1,407    + 1%   $ 1,392
                              =======    ===    =======    ===    =======

2001 COMPARED WITH 2000

CONSOLIDATED
------------
Net worldwide sales were $13,234 million for 2001 as compared with $13,994 million for 2000, representing a decrease of $760 million, or 5% as reported, or 3% excluding the negative impact of exchange. Net sales in the U.S. were $6,459 million for 2001 as compared with $6,810 million for 2000, representing a decrease of $351 million, or 5%. Net sales outside the U.S. were $6,775 million for 2001 as compared with $7,184 million for 2000, representing a decrease of $409 million, or 6% as reported, or 2% excluding the negative impact of exchange. The U.S. economic condition throughout the year and the events of September 11th adversely impacted the Company's sales, particularly in the consumer film product groups within the Photography segment. The total decrease in net worldwide sales of $760 million, or 5%, was comprised of declines in Photography sales of $828 million, or 8%, and All Other sales of $16 million, or 13%, partially offset by increases in Health Imaging sales of $42 million, or 2%, and Commercial Imaging of $42 million or 3%. The decrease in Photography sales were driven by declines in consumer, entertainment origination and professional film products, consumer and professional color paper, photofinishing revenues and consumer and professional digital cameras.

Sales in emerging markets decreased 4% from 2000 to 2001. The net decrease in emerging market sales was comprised of decreases in Latin America, Asia, Greater China, and Asian, African and Middle Eastern Region (EAMER) Emerging Markets of 5%, 4%, 7% and 7%, respectively, partially offset by an increase in sales in the Greater Russia market of 17%.

Gross profit declined 19% with margins declining 5.7 percentage points from 40.2% in 2000 to 34.5% in 2001. Excluding special charges to cost of goods sold in 2001 and 2000 of $156 million and $50 million, respectively, gross profit margins decreased 4.8 percentage points from 40.5% in 2000 to 35.7% in 2001. The decline in margin was driven primarily by lower prices across many of the Company's traditional and digital product groups within the Photography segment, a significant decline in the margin in the Health Imaging segment, which was caused by declining prices and mix, and the negative impact of exchange.

Selling, general and administrative expenses (SG&A) increased $113 million, or 4%, in 2001 as compared to 2000. The increase in SG&A expenses is primarily attributable to charges of $73 million that the Company recorded in 2001 relating to Kmart's bankruptcy, environmental issues and the write-off of certain strategic investments that were impaired.

Research and development (R&D) expenses remained flat, decreasing $5 million from $784 million in 2000 to $779 million in 2001.

Earnings from operations decreased $1,869 million from $2,214 million in 2000 to $345 million in 2001. The decrease in earnings from operations is partially attributable to charges taken in 2001 totaling $891 million primarily relating to restructuring and asset impairments, significant customer bankruptcies and environmental issues. The remaining decrease in earnings from operations is attributable to the decrease in sales and gross profit margin percentage for the reasons described above.

Net earnings decreased $1,331 million from $1,407 million in 2000 to $76 million in 2001. The decrease in net earnings is attributable to lower earnings from operations, as described above, the increase in interest expense due to higher average borrowings during 2001, and the decrease in other income (charges) due to lower gains on the sale of investments.

The actual tax rates for the years ended December 31, 2001 and December 31, 2000 were 30% and 34%, respectively. The decline in the Company's 2001 actual tax rate as compared with the 2000 actual tax rate is primarily attributable to an increase in creditable foreign taxes and an $11 million tax benefit related to favorable tax settlements reached in the third quarter, which were partially offset by restructuring costs recorded in the second, third and fourth quarters, which provided reduced tax benefits to the Company.

PHOTOGRAPHY
-----------------
Net worldwide sales for the Photography segment were $9,403 million for 2001 as compared with $10,231 million for 2000, representing a decrease of $828 million, or 8% as reported, or 6% excluding the negative impact of exchange. Photography net sales in the U.S. were $4,482 million for 2001 as compared with $4,960 million for 2000, representing a decrease of $478 million, or 10%. Photography net sales outside the U.S. were $4,921 million for 2001 as compared with $5,271 million for 2000, representing a decrease of $350 million, or 7% as reported, or 3% excluding the negative impact of exchange.

Net worldwide sales of consumer film products, which include traditional 35mm film, Advantix film and one-time-use cameras in both the traditional and APS formats, decreased 7% in 2001 relative to 2000, reflecting a 3% decline in volume and a 2% decline in both exchange and price/mix. The composition of consumer film products in 2001 as compared with 2000 reflects a 2% decrease in volumes for Advantix film, a 7% increase in volume of one-time-use cameras and a 4% decline in volume of traditional film product lines. Sales of the Company's consumer film products within the U.S. decreased, reflecting a 5% decline in volume in 2001 as compared with 2000. Sales of consumer film products outside the U.S. decreased 9% in 2001 as compared with 2000, reflecting a 2% decrease in volume, a 3% decline in price/mix and 4% decline due to foreign exchange. During 2001, the Company continued the efforts it began in 1998 to shift consumers to the differentiated, higher value MAX and Advantix film product lines. For 2001, sales of the MAX and Advantix product lines as a percentage of total consumer roll film revenue increased from a level of 62% in the fourth quarter of 2000 to 68% by the fourth quarter of 2001. The U.S. film industry volume was down slightly in 2001 relative to 2000; however, the Company maintained full-year U.S. consumer film market share for the fourth consecutive year. During 2001, the Company reached its highest worldwide consumer film market share position in the past nine years. The Company's traditional film business is developing in new markets, and management believes the business is strong. However, digital substitution is occurring and the Company continues its development and application of digital technology in such areas as wholesale and retail photofinishing. Digital substitution is occurring more quickly in Japan and more slowly in the U.S., Europe and China.

Net worldwide sales of origination and print film to the entertainment industry decreased 4% in 2001 as compared with 2000. Origination film sales decreased 12%, reflecting a 9% decline in volume and a 3% decline due to the negative impact of exchange. The decrease in origination film sales was partially offset by an increase in print film of 4%, reflecting a 9% increase in volume, offset by declines attributable to exchange and
price of 3% and 2%, respectively.   After several consecutive years of
growth in origination film sales, this decrease reflects a slight downward trend beginning in the second half of 2001 due to continued economic weakness in the U.S., which caused a decrease in television advertising spend and the resulting decline in the production of television commercials. Additionally, the events of September 11th caused a number of motion picture film releases and television show productions to be delayed or postponed.

Net worldwide sales of professional film products, which include color negative, color reversal and commercial black-and-white film, decreased 13% in 2001 as compared with 2000. The downward trend in the sale of professional film products existed throughout 2001 and is the result of ongoing digital capture substitution and continued economic weakness in a number of markets worldwide.

Net worldwide sales of consumer color paper decreased 11% in 2001 as compared with 2000, reflecting a 4% decline in both volume and price/mix and a 3% decline due to exchange. The downward trend in color paper sales existed throughout 2001 and is due to industry declines resulting from digital substitution, market trends toward on-site processing where there is a decreasing trend in double prints, and a reduction in mail-order processing where Kodak has a strong share position. Effective January 1, 2001, the Company and Mitsubishi Paper Mills Ltd. formed the business venture, Diamic Ltd., a consolidated sales subsidiary, which is expected to improve the Company's color paper market share in Japan. Net worldwide sales of sensitized professional paper decreased 2% in 2001 as compared with 2000, reflecting a 4% increase in volume, offset by a 4% decrease in price and a 2% decline attributable to exchange.

Net worldwide revenues from on-site and overnight photofinishing equipment, products and services decreased 16% in 2001 as compared with 2000. This downward trend, which existed throughout 2001, is the result of a significant reduction in the placement of on-site photofinishing equipment due to the saturation of the U.S. market and the market's anticipation of the availability of new digital minilabs. During the fourth quarter of 2001, the Company purchased two wholesale, overnight photofinishing businesses in Europe. The Company acquired Spector Photo Group's wholesale photofinishing and distribution activities in France, Germany and Austria, and ColourCare Limited's wholesale processing and printing operations in the U.K. The Company believes that these acquisitions will facilitate its strategy to enhance retail photofinishing activities, provide access to a broader base of customers, create new service efficiencies and provide consumers with technologically advanced digital imaging services.

Net worldwide sales of the Company's consumer digital cameras decreased 3% in 2001 as compared with 2000, reflecting volume growth of 35% offset by declining prices and a 2% decrease due to negative exchange impact. The significant volume growth over the 2000 levels was driven by strong market acceptance of the new EasyShare consumer digital camera system, competitive pricing initiatives, and a shift in the go-to-market strategy to mass-market distribution channels. These factors have moved the Company into the number two consumer market share position in the U.S., up from the number three position as of the end of 2000. Net worldwide sales of professional digital cameras decreased 12% in 2001 as compared with 2000, primarily attributable to a 20% decline in volume.

Net worldwide sales of the Company's inkjet photo paper increased 55% in 2001 as compared with 2000, reflecting volume growth of 42% and increased prices. The inkjet photo paper demonstrated double-digit growth year-over-year throughout 2001, reflecting the Company's increased promotional activity at key retail accounts, improved merchandising and broader channel distribution of the entire line of inkjet paper within the product group. Net worldwide sales of professional thermal paper remained flat, reflecting an 8% increase in volume offset by declines attributable to price and negative exchange impact of 7% and 1%, respectively.

The Company continued its strong focus on the consumer imaging digital products and services, which include the picture maker kiosks and related media and consumer digital services revenue from picture CD, "You've Got Pictures" and Retailer.com. Combined revenues from the placement of picture maker kiosks and the related media decreased 2% in 2001 as compared with 2000, reflecting a decline in the volume of new kiosk placements partially offset by a 15% increase in kiosk media volume.
This trend in increased media usage reflects the Company's focus on creating new sales channels and increasing the media burn per kiosk. Revenue from consumer digital services increased 15% in 2001 as compared with 2000. In addition, the Company experienced an increase in digital penetration in its Qualex wholesale labs. The principal products which contributed to this increase were Picture CD and Retail.com. The average digital penetration rate for the number of rolls processed increased each quarter during 2001 up to a rate of 6.7% in the fourth quarter, reflecting a 49% increase over the fourth quarter of 2000. In certain major retail accounts, the digital penetration reached levels of up to 15%.

During the second quarter of 2001, the Company purchased Ofoto, Inc. The Company believes that Ofoto will solidify the Company's leading position in online imaging products and services. Since the acquisition, Ofoto has demonstrated strong order growth, with the average order size increasing by 31% over the 2000 level. In addition, the Ofoto customer base reflected growth of approximately 12% per month throughout 2001.

The gross profit margin for the Photography segment was 36.2% in 2001 as compared with 40.1% in 2000. The 3.9 percentage point decrease in gross margin for the Photography segment was primarily attributable to continued lower effective selling prices across virtually all product groups, including the Company's core products of traditional film, paper, and digital cameras, unfavorable exchange and flat distribution costs on a lower sales base.

SG&A expenses remained flat, decreasing 1% in 2001 as compared with 2000. As a percentage of sales, SG&A increased from 19.3% in 2000 to 20.9% in 2001. SG&A, excluding advertising, increased 4%, representing 14.6% of sales in 2001 and 12.9% of sales in 2000. R&D expenses decreased 6% in 2001 as compared with 2000. As a percentage of sales, R&D increased slightly from 5.6% in 2000 to 5.8% in 2001.

Earnings from operations decreased $643 million, or 45%, from $1,430 million in 2000 to $787 million in 2001, reflecting the lower sales and gross profit levels described above. Net earnings decreased $499 million, or 48%, from $1,034 million in 2000 to $535 million in 2001 due primarily to lower earnings from operations.

HEALTH IMAGING
---------------
Net worldwide sales for the Health Imaging segment were $2,262 million for 2001 as compared with $2,220 million for 2000, representing an increase of $42 million, or 2% as reported, or a 4% increase excluding the negative impact of exchange. Net sales in the U.S. were $1,089 million for 2001 as compared with $1,067 million for 2000, representing an increase of $22 million or 2%, while net sales outside the U.S. were $1,173 million for 2001 as compared with $1,153 million for 2000, representing an increase of $20 million, or 2% as reported, or 6% excluding the negative impact of exchange. Sales in emerging markets increased slightly, up 4% from 2000 to 2001.

Net sales of digital products, which include laser imagers (DryView imagers and Wet laser printers), digital media (DryView and Wet laser media), digital capture equipment (Computed Radiography capture equipment and Direct Radiography equipment) and Picture Archiving and Communications Systems (PACS), increased 11% in 2001 as compared with 2000. The increase in digital sales was principally the result of a 184% increase in digital capture revenues resulting from a 201% increase in volume, partially offset by declines attributable to price and foreign exchange. Laser imaging equipment, services and film also contributed to the increase in digital sales, as sales in these combined categories increased 3% in 2001 as compared with 2000. The 3% increase in these product groups was the result of increases in DryView laser imagers and media of 8% and 33%, respectively, which were partially offset by the expected decreases in Wet laser printers and media of 8% and 29%, respectively, in 2001 as compared with 2000. Sales of PACS increased 9% in 2001 as compared with 2000, reflecting a 16% increase in volume, partially offset by declines attributable to price and foreign exchange of 4% and 3%, respectively.

Sales of traditional medical products, which include analog film, equipment, chemistry and services, decreased 7% in 2001 as compared with 2000. This decline was primarily attributable to a 12% decrease in non-specialty medical sales. The decrease in these sales was partially offset by an increase in specialty Mammography and Oncology sales, which increased 4%, reflecting a 12% increase in volume, offset by declines attributable to price/mix and foreign exchange of 6% and 2%, respectively. Additionally, Dental sales increased 3% in 2001 as compared with 2000, reflecting a 5% increase in volume, which was partially offset by declines of 1% attributable to both price/mix and foreign exchange.

The gross profit margin for the Health Imaging segment was 38.4% in 2001 as compared with 46.6% in 2000. The 8.2 percentage point decrease in gross margin is primarily attributable to selling price declines in 2001, driven by the continued conversion of customers to lower pricing levels under the Company's Novation Group Purchasing Organization contracts and a larger product mix shift from higher margin traditional analog film toward lower margin digital capture and printing equipment.
Additionally, in 2001 as compared with 2000, the Company incurred higher service costs due to an increase in volume of new digital capture equipment and systems placements, compounded by short-term start-up reliability issues with the new equipment.

SG&A expenses increased 4% in 2001 as compared with 2000. As a percentage of sales, SG&A increased from 15.8% in 2000 to 16.2% in 2001. R&D expenses increased 10% in 2001 as compared with 2000. As a percentage of sales, R&D increased from 6.2% in 2000 to 6.7% in 2001.

Earnings from operations decreased $195 million, or 38%, from $518 million in 2000 to $323 million in 2001, which is attributable to the decrease in the gross profit percentage in 2001 as compared with 2000, as described above. Net earnings decreased $135 million, or 38%, from $356 million in 2000 to $221 million in 2001 due to lower earnings from operations as described above.

COMMERCIAL IMAGING
------------------
Net worldwide sales for the Commercial Imaging segment were $1,459 million for 2001 as compared with $1,417 million for 2000, representing an increase of $42 million, or 3% as reported, or 5% excluding the negative impact of exchange. Net sales in the U.S. were $820 million for 2001 as compared with $715 million for 2000, representing an increase of $105 million, or 15%. Net sales outside the U.S. were $639 million for 2001 as compared with $702 million for 2000, representing a decrease of $63 million, or 9% as reported, or 4% excluding the negative impact of exchange.

Net worldwide sales of document imaging equipment, products and services increased 8% in 2001 as compared with 2000. The increase in sales was primarily attributable to an increase in service revenue due to the acquisition of the Bell and Howell Imaging business in the first quarter of 2001. With the acquisition of the Bell and Howell Imaging business, the Company continues to secure new exclusive third-party maintenance agreements. The increase in revenue was also due to strong demand for the Company's iNnovation series scanners, specifically the new i800 series high-volume document scanner.

Net worldwide sales of the Company's commercial and government products and services increased 16% in 2001 as compared with 2000. The increase in sales was principally due to an increase in revenues from government products and services under its government contracts.

Net worldwide sales for wide-format inkjet products were a contributor to the net increase in Commercial Imaging sales as these revenues increased 9% in 2001 as compared with 2000, reflecting year-over-year sales increases throughout 2001. The Company continues to focus on initiatives to grow this business as reflected in the worldwide launch of the 5260 wide-format inkjet printer in the fourth quarter of 2001 and the acquisition of ENCAD, Inc. in January of 2002. Given ENCAD's strong distribution position in this industry, the acquisition of ENCAD is expected to provide the Company with a strong channel to the wide-format inkjet printer market, which Kodak had not previously served.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics
(KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased 15% in 2001 as compared with 2000. The largest contributor to this decline in sales was graphics film, which experienced a 20% decrease, reflecting a 19% decrease in volume and small declines attributable to price/mix and foreign exchange. The decrease in sales to KPG is attributable to continued technology substitution and economic weakness. During 2001, KPG continued to implement the operational improvements it began in 2000, which returned the joint venture to profitability in the first quarter and throughout 2001. In the fourth quarter of 2001, KPG completed its acquisition of Imation's color proofing and software business. The Company believes that Imation's portfolio of products will complement and expand KPG's offerings in the marketplace, which should drive sell-through of Kodak's graphics products. The Company is the exclusive provider of graphic arts products to KPG.

Net worldwide sales of products to NexPress, an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased in 2001 as compared with 2000, reflecting a 15% decrease in volume and declines in price/mix. In September 2001, the joint venture achieved its key milestone in launching the NexPress 2100 printer product at the Print '01 trade show. There is strong customer demand for the new printer, which the Company believes should drive increased sell-through of Kodak's products through the joint venture.

The gross profit margin for the Commercial Imaging segment was 30.7% in 2001 as compared with 33.4% in 2000. The 2.7 percentage point decrease in gross margin is primarily attributable to lower selling prices in a number of product groups within the segment.

SG&A expenses increased 19% in 2001 as compared with 2000. As a percentage of sales, SG&A increased from 12.4% in 2000 to 14.4% in 2001. R&D expenses decreased 5%. As a percentage of sales, R&D decreased from 4.3% in 2000 to 4.0% in 2001.

Earnings from operations decreased $68 million, or 29%, from $233 million in 2000 to $165 million in 2001, which is attributable to the decrease in the gross profit percentage and an increase in SG&A expenses in 2001 as compared with 2000, as described above. Net earnings decreased $10 million, or 11%, from $90 million in 2000 to $80 million in 2001. Net earnings include positive earnings from the Company's equity in the income of KPG.

ALL OTHER
---------

Net worldwide sales of businesses comprising All Other were $110 million for 2001 as compared with $126 million for 2000, representing a decrease of $16 million, or 13% as reported, with no impact from exchange. Net sales in the U.S. were flat at $68 million for both 2001 and 2000, while net sales outside the U.S. were $42 million for 2001 as compared with $58 million for 2000, representing a decrease of $16 million, or 28% as reported, or 30% excluding the impact of exchange.

The decrease in worldwide net sales was primarily attributable to a decrease in optics revenues of 39% and a decrease in revenues due to the divestment of the Eastman Software business in 2000. These decreases were partially offset by a 10% increase in the sale of sensors.

In December 2001, the Company and SANYO announced the formation of a business venture, SK Display Corporation, to manufacture and sell active matrix organic light emitting diode (OLED) displays for consumer devices. Kodak will have a 34% ownership interest in this venture. For 2001, there were no sales relating to this business. In the future, the Company will derive revenue through royalty income and sales of raw materials and finished displays.

Earnings from operations decreased $49 million from a loss of $11 million in 2000 to a loss of $60 million in 2001. The increase in the loss is attributable to increased costs incurred for the continued development of the OLED technology, the establishment of the SK Display business venture and costs incurred to grow the existing optics and sensor businesses.

2000 COMPARED WITH 1999

CONSOLIDATED
------------
Net worldwide sales were $13,994 million for 2000 as compared with $14,089 million for 1999, representing a decrease of $95 million, or 1%. Excluding portfolio adjustments and the negative impact of foreign exchange, which reduced revenue by 2% and 3%, respectively, net worldwide sales increased 4% as compared with 1999. Net sales in the U.S. were $6,810 million for 2000 as compared with $6,594 million for 1999, representing an increase of $216 million, or 3%. Net sales outside the U.S. were $7,184 million for 2000 as compared with $7,495 million for 1999, representing a decrease of $311 million, or 4% as reported, or an increase of 2% excluding the negative impact of exchange. Deterioration in the U.S. economic conditions in the second half of the year adversely impacted the Company's sales, particularly within the Photography segment. Net worldwide sales of consumer film products, professional film products and traditional paper all decreased in 2000 as compared with 1999. The decreases in these product groups were partially offset by increases in film sales to the entertainment industry, photofinishing revenues and consumer digital camera sales.

Sales in emerging markets increased 7% in 1999 as compared with 2000. The increase in emerging market sales is comprised of increases in Latin America, Asia, EAMER Emerging Markets, Greater Russia and Greater China of 3%, 9%, 2%, 39% and 10%, respectively.

Gross profit declined 6% with margins declining 2.4 percentage points from 42.6% in 1999 to 40.2% in 2000. Excluding special charges in both years, gross profit margins decreased 2.8 percentage points from 43.3% in 1999 to 40.5% in 2000. The decline in margin was driven primarily by lower prices, increased sales of lower margin products, like one-time-use cameras and consumer digital cameras, and the negative impact of exchange. Productivity gains that were recognized earlier in the year were partially offset during the fourth quarter as the Company reduced inventories in the face of slowing demand and retailer inventory reductions.

SG&A expenses decreased 7% from 19.2% of sales in 1999 to 18.0% in 2000. The reduction in SG&A expenses primarily reflects the success of the Company's cost-reduction initiatives and portfolio actions.

R&D expenses decreased 4% during the year from 5.8% of sales in 1999 to 5.6% in 2000. This decline primarily reflects the benefit of portfolio actions, primarily the divestiture of Eastman Software.

Earnings from operations increased 11% or $224 million in 2000. Adjusting for special charges in both years, earnings from operations declined $190 million or 8% as increased sales volumes in many of the Company's businesses and the success of cost-savings initiatives did not offset lower effective selling prices and adverse currency movements.

Interest expense increased 25% over 1999 reflecting higher average borrowings and rising interest rates. Other income decreased by $165 million or 63% from 1999 due largely to the inclusion of gains of $120 million from the sale of the Image Bank and Motion Analysis Systems Division in 1999. Excluding the gains from the sale of these businesses, other income declined $45 million, primarily reflecting lower equity earnings from the Company's KPG joint venture.

Net earnings increased $15 million, or 1%, in 2000 as compared with 1999. Adjusting for special charges and credits in both years, net income decreased $323 million, or 19%. The decrease in net earnings is primarily attributable to a decline in the gross profit margin, an increase in interest expense, and lower equity earnings from KPG.

The effective tax rate for both 2000 and 1999 was 34%.

PHOTOGRAPHY
----------------
Net worldwide sales for the Photography segment were $10,231 million for 2000 as compared with $10,265 million for 1999, representing a decrease of $34 million, reflecting flat sales as reported, or a 3% increase excluding the negative impact of exchange. Photography net sales in the U.S. were $4,960 million for 2000 as compared with $4,756 million for 1999, representing an increase of $204 million, or 4%. Photography net sales outside the U.S. were $5,271 million for 2000 as compared with $5,509 million for 1999, representing a decrease of $238 million, or 4% as reported, or an increase of 2% excluding the negative impact of exchange.

Net worldwide sales of the Company's consumer film products, which include traditional 35mm film, Advantix film and one-time-use cameras in both the traditional and APS formats, decreased 1% in 2000 as compared with 1999, reflecting increased volumes in all major categories, offset by declines attributable to pricing pressures and adverse currency movements. Sales of the Company's consumer film products within the U.S. increased 2% in 2000 as compared with 1999, reflecting a 17% volume increase in one-time-use cameras and a 15% volume increase in Advantix film, partially offset by a 2% volume decrease in traditional 35mm film. The Company maintained full-year U.S. consumer film market share for the third consecutive year. Sales of the Company's consumer film products outside the U.S. decreased 4% in 2000 as compared with 1999, reflecting increased volumes which were offset by lower prices and negative currency movements. During 2000, the Company continued the efforts it began in 1998 to shift consumers to the differentiated, higher value MAX and Advantix film products. By the fourth quarter of 2000, combined U.S. sales of MAX and Advantix films represented approximately 62% of total U.S. consumer roll film revenues, up 6 percentage points as compared with the year-end 1999 level.

Net worldwide sales of origination and print film to the entertainment industry increased 4% in 2000 as compared with 1999. Print film sales increased 10% in 2000 as compared with 1999, reflecting a 20% increase in volume, offset by declines due to price and exchange of 6% and 4%, respectively. The increase in print film sales were partially offset by a decrease in origination film sales, which decreased 1% in 2000 as compared with 1999, reflecting a 2% increase in volume offset by a 3% decline due to foreign exchange. The net sales increase in film sales to the entertainment industry reflects the recovery of the motion picture film industry from the softness of a year ago.

Net worldwide sales of film products for the professional consumer, which include color negative, color reversal and black-and-white film, decreased 10% during 2000 as compared with 1999. The decrease in sales of professional consumer film reflects a decrease in volume and pricing pressures in most product groups, partially offset by an increase in sales volume within the color negative product group. The net downward trend in the sale of professional film products existed throughout 2000 and is due principally to the ongoing digital capture substitution.

Net worldwide sales of the Company's consumer color paper decreased 3% in 2000 as compared with 1999, reflecting lower prices and a negative foreign exchange impact, which were partially offset by an increase in volume. Net sales of color paper in the U.S. increased 1%, as 3% volume increases outweighed the lower prices. Net sales outside the U.S. decreased 5%, as increased volumes could not offset lower price/mix and negative exchange movements. Net worldwide sales of sensitized paper for the professional consumer decreased 10% in 2000 as compared with 1999, reflecting declines due to volume, price and exchange of 2%, 5% and 3%, respectively.

Revenues from the Company's on-site and overnight photofinishing equipment, products and services increased 3% in 2000 as compared with 1999, primarily due to increased placements of minilabs during the year.

Net worldwide sales of the Company's consumer digital cameras increased 26% in 2000 as compared with 1999, reflecting a 72% increase in unit volumes, offset by declines in both price and exchange. The lower sales prices reflect the competitiveness in this business. Consumer digital camera sales in the U.S. increased 17%, while sales outside the U.S. increased 38%. The increase in sales of digital cameras both inside and outside the U.S. reflect higher volumes, offset partially by lower prices. As of the end of 2000, the Company had the number three consumer market share position in the U.S. The net worldwide sales of digital cameras for the professional consumer decreased 37% in 2000 as compared with 1999, reflecting decreases in volume, price and exchange.

The net worldwide sales of the Company's inkjet photo paper increased 34% in 2000 as compared with 1999, reflecting significant volume increases over 1999 levels. Worldwide sales of thermal paper for the professional consumer remained flat, reflecting a decrease of 1% in 2000 as compared with 1999.

The Company continued its strong focus on the consumer imaging digital business, which includes the picture maker kiosks/media and consumer imaging digital products and services revenue from picture CD, "You've Got Pictures," Print@Kodak and PictureVision. Revenues from the placement of picture maker kiosks and the related media increased 17% in 2000 as compared with 1999, representing an increase in both equipment and thermal media sales of 19% and 15%, respectively. This trend in increased media usage reflects the Company's focus on creating new sales channels and increasing the media burn per kiosk. As of the end of 2000, the number of Kodak picture maker kiosk placements was in excess of 29,000, reflecting an increase of 6,000 over the 1999 level. Revenue from consumer digital services increased 103% in 2000 as compared with 1999. In addition, the Company experienced an increase in digital penetration in its Qualex wholesale labs. The average digital penetration rate for the number of rolls processed averaged 4.1% for the year.

The sales of the Motion Analysis Systems Division and The Image Bank in 1999 contributed to the decrease in revenues in 2000 as compared with 1999. As a result of these business sales, Photography segment sales decreased $105 million in 2000 as compared with 1999. Other product groups contributing to the net decrease in worldwide Photography segment sales include CD Media, which experienced a sales decrease of 44% in 2000 as compared with 1999.

The gross profit margin for the Photography segment was 40.1% in 2000 as compared with 43.8% in 1999. The 3.7 percentage point decrease in gross margin is primarily attributable to continued lower effective selling prices across virtually all product groups, including the Company's core products of traditional film, paper, and digital cameras, unfavorable product mix and adverse exchange movements.

SG&A expenses decreased 6% in 2000 as compared with 1999, reflecting the benefits of the Company's cost-reduction efforts and a $12 million charge recorded in SG&A in 1999 relating to business exits. As a percentage of sales, SG&A decreased from 20.5% in 1999 to 19.3% in 2000. SG&A, excluding advertising, decreased 8%, representing 12.9% of sales in 2000 and 13.9% of sales in 1999. R&D remained flat as a percentage of sales at 5.6%.

Earnings from operations decreased $279 million, or 16%, from $1,709 million in 1999 to $1,430 million in 2000, reflecting the slightly lower sales and the 3.9 percentage point decrease in the gross profit margin, offset partially by charges taken in 1999 associated with the exit of the sticker print kiosk product line, the write-off of the Calcomp investment and the decrease in SG&A expenses described above. Net earnings decreased $227 million, or 18%, from $1,261 million in 1999 to $1,034 million in 2000, reflecting lower earnings from operations and $120 million of other income in 1999 relating to the sale of The Image Bank and the Motion Analysis Systems Division.

HEALTH IMAGING
--------------
Net worldwide sales for the Health Imaging segment were $2,220 million for 2000 as compared with $2,159 million for 1999, representing an increase of $61 million, or 3% as reported, or 6% excluding the negative impact of exchange. Health Imaging net sales in the U.S. were $1,067 million for 2000 as compared with $984 million for 1999, representing an increase of $83 million or 8%, while net sales outside the U.S. were $1,153 million for 2000 as compared with $1,175 million for 1999, representing a decrease of $22 million, or 2% as reported, or an increase of 4% excluding the negative impact of exchange. Sales in emerging markets increased 7% in 2000 as compared with 1999.

Net worldwide sales of digital products (including laser printers, digital media, digital capture equipment and PACS), increased 11% in 2000 as compared with 1999. The increase in sales of digital products in 2000 as compared with 1999 was driven by a 67% increase in DryView laser imager placements, a 48% increase in DryView media due to higher volumes, a 120% increase in digital capture products and a 25% increase in PACS. The growth in sales from these product groups was partially offset by the expected decline in wet laser imaging sales.

Sales of the Company's traditional medical products, including analog film, equipment, chemistry and services, declined 3%. Within the Company's traditional products, traditional analog film products (excluding Mammography and Oncology and dental products) decreased 7%, reflecting flat volumes, unfavorable exchange and anticipated price declines. Also within the Company's traditional products, Mammography and Oncology specialty product sales increased 12% in 2000 as compared with 1999, reflecting higher volumes. Sales of traditional dental products increased 5% over the same period due to slightly higher volumes and favorable pricing.

The gross profit margin for the Health Imaging segment was relatively flat at 46.6% in 2000 as compared with 47.1% in 1999.

SG&A expenses decreased 7% in 2000 as compared with 1999. As a percentage of sales, SG&A decreased from 17.5% in 1999 to 15.8% in 2000, reflecting the benefits of cost-control initiatives and the continued successful integration of the Imation business acquired in December 1998. R&D expenses increased 5% in 2000 as compared with 1999. As a percentage of sales, R&D increased slightly from 6.1% in 1999 to 6.2% in 2000.

Earnings from operations increased $35 million, or 7%, from $483 million in 1999 to $518 million in 2000, which is attributable to increased sales, a consistent gross profit margin percentage year-over-year, and a decrease in SG&A expenses, which more than offset the increase in R&D spending. Net earnings increased $32 million, or 10%, from $324 million in 1999 to $356 million in 2000.

COMMERCIAL IMAGING
------------------
Net worldwide sales for the Commercial Imaging segment were $1,417 million for 2000 as compared with $1,479 million for 1999, representing a decrease of $62 million, or 4% as reported, or 1% excluding the negative impact of exchange. Net sales in the U.S. were $715 million for 2000 as compared with $741 million for 1999, representing a decrease of $26 million, or 4%. Net sales outside the U.S. were $702 million for 2000 as compared with $738 million for 1999, representing a decrease of $36 million, or 5% as reported, or flat sales excluding the negative impact of exchange.

Net worldwide sales in the Company's digital imaging equipment and services product groups decreased 5% in 2000 as compared with 1999. The decrease in sales was primarily attributable to a decrease in revenues in the traditional equipment and media product groups, reflecting lower volumes.

Net worldwide sales in the Company's commercial and government product groups increased 26% in 2000 as compared with 1999. The increase in sales was principally due to increased revenues under its government contracts.

Net worldwide sales for wide-format inkjet products increased 63% in 2000 as compared with 1999, as the Company continued its efforts to improve its position in this market.

Net worldwide sales of graphic arts products to KPG decreased 23% in 2000 as compared with 1999. With decreases in sales of all product groups sold to KPG, including film, equipment, paper, digital media and chemicals, the largest contributor to this decline in sales was graphics film, which decreased 30%. The decrease in sales to KPG is attributable to KPG's ongoing inventory re-balancing efforts, which is part of an overall process improvement program within the joint venture. The joint venture has begun to realize some of the benefits from the capacity consolidation, workforce reductions, infrastructure realignment, and other process improvements started earlier in 2000. The Company is the exclusive provider of graphic arts products to KPG.

Net worldwide sales of products to NexPress were flat in 2000 as compared with 1999, and immaterial to the Company.

The gross profit margin for the Commercial Imaging segment was 33.4% in 2000 as compared with 35.0% in 1999. The 1.6 percentage point decrease in gross margin is primarily attributable to lower selling prices and adverse currency movements.

SG&A expenses increased 5% in 2000 as compared with 1999. As a percentage of sales, SG&A increased from 11.4% in 1999 to 12.4% in 2000. R&D expenses decreased 31% in 2000 as compared with 1999. As a percentage of sales, R&D decreased from 5.9% in 1999 to 4.3% in 2000.

Earnings from operations decreased $24 million, or 9%, from $257 million in 1999 to $233 million in 2000, which is attributable to the slight decrease in the gross profit margin percentage and an increase in SG&A expenses in 2000 as compared with 1999, as described above. Net earnings decreased $88 million, or 49%, from $178 million in 1999 to $90 million
in 2000.   The decrease in net earnings is primarily attributable to
lower earnings from operations and the Company's equity in the losses of KPG and Nexpress.

ALL OTHER
-------------
Net worldwide sales for All Other were $126 million for 2000 as compared with $186 million for 1999, representing a decrease of $60 million, or 32% as reported, or 31% excluding the negative impact from exchange. Net sales in the U.S. were $68 million for 2000 as compared with $113 million for 1999, representing a decrease of $45 million, or 40%, while net sales outside the U.S. were $58 million for 2000 as compared with $73 million for 1999, representing a decrease of $15 million, or 21% as reported, or 18% excluding the negative impact of exchange.

The decrease in worldwide net sales was primarily attributable to a decrease in revenues due to the divestment of the Eastman Software business in 2000, the sale of the Company's Office Imaging business in 1999 and a decrease in the sale of semi-finished equipment and products to third parties, which was partially offset by an increase in optics revenues.

Earnings from operations increased $98 million from a loss of $109 million in 1999 to a loss of $11 million in 2000. The decrease in the loss from 1999 to 2000 is primarily attributable to a reduction in operating losses from the Eastman Software and the Office Imaging businesses due to the sale of these businesses in 2000 and 1999, respectively.

RESTRUCTURING COSTS AND OTHER
-----------------------------

The following table summarizes the activity with respect to the restructuring charges and reversals recorded in 2001, 2000 and 1999 and the remaining balance in the related restructuring and asset impairment reserves at December 31, 2001:

(in millions)
                                               Long-term   Exit
                      Severance      Inventory  Assets    Costs
                  ------------------ --------- ---------  -----
                  Number of
                  Employees  Reserve   Reserve   Reserve   Reserve  Total
                  ---------  -------   -------   -------   -------  -----
1999 charges          3,400    $ 250     $ -     $  90     $ 10     $ 350
1999 utilization       (400)     (21)              (90)       -      (111)
                     ------    ------    ---     -----     ----     -----
Ending balance at
 December 31, 1999    3,000      229       -         -       10       239
2000 reversal          (500)     (44)      -         -        -       (44)
2000 utilization     (2,500)    (185)      -         -      (10)     (195)
                     ------    -----     ---     -----     ----     -----
Ending balance at
 December 31, 2000        -        -       -         -        -         -
2001 charges          7,200      351      84       215       48       698
2001 reversal          (275)     (20)      -         -        -       (20)
2001 utilization     (2,700)     (56)    (84)     (215)      (5)     (360)
                     ------    -----     ---     -----     ----     -----
Ending balance at
 December 31, 2001    4,225    $ 275     $ -     $   -     $ 43     $ 318
                     ======    =====     ===     =====     ====     =====

2001 Restructuring Programs and Other
-------------------------------------
During 2001, the Company recorded a total charge for its two separate restructuring programs, the first of which was implemented in the second and third quarters of 2001 and the second of which was implemented in the fourth quarter of 2001, of $698 million, primarily for the rationalization of the U.S. photofinishing operations, the elimination of excess manufacturing capacity, the exit of certain operations and reductions in research and development positions and selling, general and administrative positions worldwide. The total restructuring amount of $698 million was comprised of charges for severance, long-term assets, inventory, and exit costs of $351 million, $215 million, $84 million, and $48 million, respectively. Additionally, during 2001, the Company recorded asset impairments relating to the Wolf Camera bankruptcy, its photofinishing operations, relocation costs in connection with a closed manufacturing site and investments in strategic and non-strategic ventures (See Note 6) of $77 million, $42 million, $18 million and $15 million, respectively.

Approximately $351 million of the charges of $698 million was for employee severance covering 7,200 worldwide positions. The geographic breakdown includes approximately 4,300 employees in the U.S. and Canada and 2,900 throughout the rest of the world. The 7,200 personnel were associated with the realignment of manufacturing (2,450), service and photofinishing operations (1,950), R&D (425) and administrative (2,375) functions in various locations of the Company's worldwide operations. Approximately 2,700 positions were eliminated by the end of 2001, with the majority of the remaining positions to be eliminated during the early part of 2002. In the fourth quarter of 2001, the Company reversed $20 million of the second quarter severance charge as certain severance actions, primarily in the European, African and Middle Eastern Region (EAMER) and Japan, will be completed at a total cost less than originally estimated. This is the result of a lower actual severance cost per employee as compared with the original amounts estimated. In addition, approximately 275 (150 service and photofinishing, 100 administrative and 25 R&D) fewer employees will be separated. The original severance accrual of $351 million and the $20 million reversal were included in restructuring costs and other.

The Company included $119 million of the $698 million provision in cost of goods sold, representing an $84 million inventory write-down associated with product line discontinuances and $35 million related to accelerated depreciation on assets presently used in operations which were disposed of during the latter part of 2001 or will be disposed of through abandonment within the first three months of 2002.

Also included in restructuring costs and other were write-offs and costs associated with the Company's exit from non-strategic operations and investments, consisting of $180 million for the write-off of capital assets, goodwill and investments, and $48 million for exit costs. The exit costs consist principally of lease termination expenses, shutdown costs and vendor penalty payments, which have been accrued on an undiscounted basis.

Restructuring actions related to the Photography, Health and Commercial segments amounted to $360 million, $43 million and $21 million, respectively. The remaining $254 million were for actions associated with the manufacturing, research and development, and selling and administrative functions shared across all the segments.

The Company realized savings of approximately $50 million from these programs in 2001. Total savings in 2002 are estimated to be $450 million from these programs. The net cash cost of these programs will be recovered by the end of 2002. All actions under these programs will be completed by the end of 2002.

In 2001, the Company recorded a $77 million charge associated with the bankruptcy of the Wolf Camera Inc. consumer retail business. This amount is reflected in restructuring costs and other.

During 2001, the Company recorded a $42 million charge representing the write-off of certain lease residuals, receivables and capital assets resulting primarily from technology changes in the transition from optical to digital photofinishing equipment within the Company's onsite photofinishing operations. The charges for the lease residuals and capital assets totaling $19 million have been included in cost of goods sold. The remaining $23 million has been included in restructuring costs and other.

1999 Program
------------

During the third quarter of 1999, the Company recorded a restructuring charge of $350 million relating to worldwide manufacturing and photofinishing consolidation and reductions in selling, general and administrative positions worldwide. Approximately $250 million of the $350 million restructuring charge was for severance covering 3,400 worldwide positions. The geographic breakdown included approximately 1,475 employees in the U.S. and Canada and 1,925 throughout the rest of the world. These reductions were associated with the realignment of manufacturing (1,500) and service and photofinishing operations (870), and the consolidation of sales and marketing (460), R&D (70) and administrative (500) functions in various locations of the Company's worldwide operations.

In the second quarter of 2000, the Company reversed approximately $44 million of severance-related costs originally recorded as part of this program. The reversal was the result of two factors which occurred during the second quarter. First, certain manufacturing operations originally planned to be outsourced were retained, as cost-beneficial arrangements for the Company could not be reached. Second, severance actions in Japan and Europe were completed at a cost less than originally estimated. Consequently, approximately 500 (450 manufacturing and 50 administrative) fewer employees were separated. The original $350 million charge in 1999 and the $44 million reversal are included in restructuring costs and other. Aside from the actions described above, all other projects included in this program were effectively completed by December 31, 2000. A total of 2,900 employees were terminated under this program in 2000 and 1999.

Also included in restructuring costs and other are $90 million for asset write-downs and $10 million for shutdown costs. These charges are primarily for vacant buildings to be sold, equipment to be shut down and other costs related to the Company's sale and exit of its Elmgrove manufacturing facility.

Restructuring actions related to the Photography, Health and Commercial segments amounted to $106 million, $11 million and $6 million, respectively. The remaining $227 million were for actions associated with the manufacturing, research and development, and selling and administrative functions shared across all the segments.

The Company realized approximate savings associated with this program of $90 million in 2000, and an additional $50 million of savings in 2001, resulting in a total annual run rate savings of $140 million. The net cash cost of this program was recovered in two years.

Other Cost Reductions
---------------------

In addition to the charges discussed above, the Company incurred charges of approximately $18 million, $50 million and $11 million in 2001, 2000 and 1999, respectively, for the accelerated depreciation of certain assets which remained in use until the Company sold its Elmgrove manufacturing facility in the second quarter, and related relocation costs. These charges were included in cost of goods sold. The sale of this facility did not result in a material gain or loss to the Company.
-----------------------------------------------------------------------

OUTLOOK
--------

The Company expects 2002 to be another difficult economic year, with full year revenues level with 2001 and some earnings improvement in the second half of 2002. We do not expect to see any real upturn in the economy until 2003, with a very gradual return to consumer spending habits and behavior that will positively affect our business growth. The Company will continue to take actions to minimize the financial impact of this slowdown. These actions include efforts to better manage production and inventory levels and reduce capital spending, while at the same time reducing discretionary spending to further hold down costs. The Company will also complete the implementation of the restructuring programs announced in 2001 to make its operations more cost competitive and improve margins, particularly in its health imaging and consumer digital camera businesses.

During 2000, the Company completed an ongoing program of real estate divestitures and portfolio rationalization that contributed to other income (charges) reaching an annual average of $100 million over the past three years. Now that this program is largely complete, the other income (charges) category is expected to run in the negative $50 million to negative $100 million range annually.

The Company expects its effective tax rate to approximate 29% in 2002. The lower rate is attributable to favorable tax benefits from the elimination of goodwill amortization and expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S.

From a liquidity and capital resource perspective, the Company expects to generate $6 billion in cash flow after dividends during the next six years, with approximately $400 million of this being achieved in 2002. This will enable the Company to maintain its dividend, pay down debt and make acquisitions that promote profitable growth. Cash flow is defined as net cash flows (after dividends), excluding the impacts from debt and transactions in the Company's own equity, such as stock repurchases and the proceeds from the exercise of stock options.

THE EURO
--------

The Treaty on European Union provided that an economic and monetary union (EMU) be established in Europe whereby a single European currency, the Euro, replaces the currencies of participating member states. The Euro was introduced on January 1, 1999, at which time the value of participating member state currencies was irrevocably fixed against the Euro and the European Currency Unit (ECU) was replaced at the rate of one Euro to one ECU. For the three-year transitional period ending December 31, 2001, the national currencies of member states continued to circulate, but as sub-units of the Euro. New public debt was issued in Euros and existing debt was redenominated into Euros. At the end of the transitional period, Euro banknotes and coins were issued, and the national currencies of the member states will cease to be legal tender no later than June 30, 2002. The countries that adopted the Euro on January 1, 1999 were Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal, and Spain.
Greece was part of the transition. The Company has operations in all of these countries.

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

The Company made changes in areas such as marketing and pricing, purchasing, contracts, payroll, taxes, cash management and treasury operations. Under the "no compulsion no prohibition" rules, billing systems were modified so that the Company is able to show total gross, value added tax, and net in Euros on national currency invoices. This enables customers to pay in the new Euro currency if they wish to do so. Countries that have installed ERP/SAP software in connection with the Company's enterprise resource planning project are able to invoice and receive payments in Euros as well as in other currencies. Systems for pricing, payroll and expense reimbursements continued to use national currencies until year-end 2001. The functional currencies in the affected countries were the national currencies until May 2001 (except Germany and Austria (October 2001)), when they changed to the Euro. Systems changes for countries not on SAP (Finland and Greece) were implemented in 2001.
--------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

2001

Net cash provided by operating activities in 2001 was $2,065 million, as net earnings of $76 million, adjusted for depreciation and amortization, and restructuring costs, asset impairments and other charges provided $1,825 million of operating cash. Also contributing to operating cash was a decrease in receivables of $252 million and a decrease in inventories of $461 million. This was partially offset by decreases in liabilities, excluding borrowings, of $529 million related primarily to severance payments for restructuring programs and reductions in accounts payable and accrued benefit costs. Net cash used in investing activities of $1,047 million in 2001 was utilized primarily for capital expenditures of $743 million and business acquisitions of $306 million. Net cash used in financing activities of $808 million in 2001 was primarily the result of stock repurchases and dividend payments as discussed below.

The Company declared cash dividends per share of $.44 in each of the first three quarters and $.89 in the fourth quarter of 2001. Total cash dividends of $643 million were paid in 2001. In October 2001, the Company's Board of Directors approved a change in dividend policy from quarterly dividend payments to semi-annual dividend payments. Dividends, when declared, will be paid on the 10th business day of July and December to shareholders of record on the first business day of the preceding month. These payment dates serve to better align the dividend disbursements with the seasonal cash flow pattern of the business, which is more concentrated in the second half of the year. This action resulted in the Company making five dividend payments in 2001.

Net working capital, excluding short-term borrowings, decreased to $863 million from $1,482 million at year-end 2000. This decrease is mainly attributable to lower receivable and inventory balances, as discussed above.

Capital additions, excluding equipment purchased for lease, were $680 million in 2001, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, ongoing environmental and safety initiatives, and renovations due to relocations associated with restructuring actions taken in 1999. In 2002, the Company expects to reduce its capital spending, excluding acquisitions and equipment purchased for lease, to a range of $550 million to $600 million. Capital additions by segment are included in Note 21.

Under the $2 billion stock repurchase program announced on April 15, 1999, the Company repurchased $44 million of its shares in 2001. As of March 2, 2001, the Company suspended the stock repurchase program in a move designed to accelerate debt reduction and increase financial flexibility. At the time of the suspension of the program, the Company had repurchased approximately $1.8 billion of its shares under this program.

The Company anticipates the net cash cost of the restructuring charge recorded in 2001 to be approximately $182 million after tax, which will be recovered through cost savings in less than two years. A majority of the severance-related actions associated with this charge are expected to be completed in the early part of 2002.

The Company currently expects to fund expenditures for capital requirements, dividend payments and liquidity needs from cash generated from operations. Cash balances and financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations. The Company has $2.45 billion in revolving credit facilities established in 2001, which are available to support the Company's commercial paper program and for general corporate purposes. The credit agreements are comprised of a 364-day commitment at $1.225 billion expiring in July 2002 and a 5-year commitment at $1.225 billion expiring in July 2006. If unused, they have a commitment fee of $3 million per year, at the Company's current credit rating. Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company's credit rating.

At December 31, 2001, the Company had $1.1 billion in commercial paper outstanding, with a weighted average interest rate of 3.6%. In addition, the Company had short-term borrowings, excluding the current portion of long-term debt, of $238 million with a weighted average interest rate of 6.2%.

During the second quarter of 2001, the Company increased its medium-term note program from $1.0 billion to $2.2 billion for issuance of debt securities due nine months or more from date of issue. At December 31, 2001, the Company had debt securities outstanding of $850 million under this medium-term note program, with $150 million of this balance due within one year. The Company has $1.35 billion available under its medium-term note program for the issuance of new notes. Total long-term debt at December 31, 2001, including these amounts was as follows:

Description and Interest    Maturity Dates
Rates of 2001 Borrowings    of 2001 Borrowings    2001     2000

Notes:
 3.74%                          2003            $   10   $    -
 6.38% - 8.25%              2002 - 2006            959      473
 9.20% - 9.95%              2003 - 2021            191      191

Debentures:
 1.11% - 3.16%              2003 - 2004             42       61

Other:
 2.42%                          2004               190        -
 5.94% - 6.66%              2002 - 2010            430      591
                                                ------   ------
                                                $1,822   $1,316
                                                ======   ======

During the fourth quarter of 2001, the Company's credit ratings were lowered by Standard & Poor's and Moody's to A- and A3 for long-term debt and A2 and P2 for short-term debt, respectively. These actions were due to lower earnings as a result of the economic slowdown, industry factors and other world events. The lower credit ratings caused the Company to experience slightly higher interest rates, although the relative cost of borrowing was very low on a comparative basis.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements or indentures. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt, with the exception of a $110 million note due in 2003 that can be accelerated if the Company's rating falls below BBB.
However, further downgrades in the Company's credit rating or disruptions in the capital markets could adversely impact borrowing costs and the nature of its funding alternatives. The Company has access to $2.45 billion in bank revolving credit facilities to meet unanticipated funding needs should it be necessary.

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At December 31, 2001, these guarantees totaled approximately $277 million. Within the total amount of $277 million, the Company is guaranteeing debt in the amount of $175 million for Kodak Polychrome Graphics, an unconsolidated affiliate in which the Company has a 50% ownership interest. The balance of the amount is principally comprised of other loan guarantees and guarantees of customer amounts due to banks in connection with various banks' financing of customers' purchase of equipment and products from Kodak. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. Management believes the likelihood is remote that material payments will be required under these guarantees.

In connection with the formation of the SK Display Corporation with SANYO Electric Co., Ltd., the Company will contribute approximately $119 million, comprised of $19 million in cash and $100 million in loan guarantees during 2002 and 2003.

Qualex, a wholly-owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and Dana Credit Corporation (DCC), a wholly-owned subsidiary of Dana Corporation. Qualex accounts for its investment in ESF under the equity method of accounting. ESF provides a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit. As part of the operations of its photofinishing business, Qualex sells equipment under a sales-type lease arrangement and records a long-term receivable. These long-term receivables are subsequently sold to ESF without recourse to Qualex. ESF incurs long-term debt to finance a portion of the purchase of the receivables from Qualex. This debt is collateralized solely by the long-term receivables purchased from Qualex and, in part, by a $60 million guarantee from DCC. Qualex provides no guarantee or collateral to ESF's creditors in connection with the debt, and ESF's debt is non-recourse to Qualex. Qualex's only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases. Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor to fulfill its servicing obligations under the leases. The primary photofinishing equipment vendor is currently experiencing financial difficulty, which raises concern about Qualex's ability to procure the required service parts. Although the lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations under the leases, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $570 million at December 31, 2001.
To mitigate the risk of not being able to fulfill its service obligations, Qualex has built up its inventory of these spare parts and has begun refurbishing used parts. Additionally, Qualex has entered into spare parts escrow agreements under which bills of materials, parts drawings, intellectual property and other information necessary to manufacture the parts were put into escrow arrangements. In the event that the primary photofinishing equipment vendor were unable to supply the necessary parts to Qualex, Qualex would gain access to the information in the escrow arrangements to either manufacture or have manufactured the parts necessary to fulfill its servicing obligations. Management is currently negotiating alternatives with the photofinishing equipment vendor to further mitigate the above risks.

In December 2001, Standard & Poor's downgraded the credit ratings of Dana Corporation to BB for long-term debt and B for short-term debt, which are below investment grade. This action created a Guarantor Termination Event under the Receivables Purchase Agreement (RPA) that ESF has with
its banks under the RPA.   To cure the Guarantor Termination Event, in
January 2002, ESF posted $60 million of additional collateral in the form of cash and long-term lease receivables. At that time, if Dana Corporation were downgraded to below BB by Standard & Poor's or below Ba2 by Moody's, that action would constitute a Termination Event under the RPA and ESF would be forced to renegotiate its debt arrangements with the banks. On February 22, 2002, Moody's downgraded Dana Corporation to a Ba3 credit rating, thus creating a Termination Event.

Under the Termination Event, the banks can require ESF to put up an additional 6% collateral against the debt (on a debt balance of approximately $405 million at the time of filing the annual report, the additional collateral would be approximately $24 million), the interest rate on the debt could be increased 2 percentage points and Qualex could be precluded from selling any new receivables to ESF until the Termination Event has been waived by the banks. ESF does not currently have the ability to put up the additional collateral and, therefore, ESF would require additional capital infusions by DCC and Qualex. If DCC and/or Qualex do not provide the additional capital funding to ESF, the banks could accelerate the debt and force ESF to liquidate its long-term lease receivables to service the debt. Management believes that it is unlikely that the banks would accelerate the debt, and force ESF to sell the receivables to a third party to generate cash to satisfy the debt, due to the high-quality nature of the underlying long-term receivable portfolio. Furthermore, under this scenario, the banks would not have any recourse against Qualex; rather, the impact on Qualex would be limited to the need to find an alternative source of financing for future photofinishing equipment placements. Additionally, under this scenario, it is not expected that the operations of the customers who are leasing the equipment under these long-term lease arrangements would be affected such that Qualex's revenue stream for future sales of photofinishing consumables would be jeopardized. ESF is beginning negotiations with the banks to resolve the Termination Event.

The current RPA arrangement expires on July 23, 2002, at which time the RPA can be extended or terminated. If the RPA is terminated, Qualex will no longer be able to sell its lease receivables to ESF and will need to find an alternative financing solution for future sales of its photofinishing equipment. Under the partnership agreement between Qualex and DCC, subject to certain conditions, ESF has exclusivity rights to purchase Qualex's long-term lease receivables. The term of the partnership agreement continues through October 6, 2003. In light of the Termination Event referred to above and the timing of the partnership termination, Qualex is currently considering alternative financing solutions for prospective leasing activity with its customers.

At December 31, 2001, the Company had outstanding letters of credit totaling $42 million and surety bonds in the amount of $94 million to ensure the completion of environmental remediations and payment of possible casualty and workers' compensation claims. See Note 10 for other commitments of the Company.

2000

Net cash provided by operating activities in 2000 was $982 million, as net earnings of $1,407 million, adjusted for depreciation and amortization, provided $2,296 million of operating cash. This was partially offset by increases in receivables of $247 million, largely due to the timing of sales late in the fourth quarter; increases in inventories of $282 million, reflecting lower than expected sales performance in the second half of the year, particularly for consumer films, paper and digital cameras; and decreases in liabilities, excluding borrowings, of $755 million related primarily to severance payments for restructuring programs and reductions in accounts payable and accrued benefit costs. Net cash used in investing activities of $783 million in 2000 was utilized primarily for capital expenditures of $945 million and business acquisitions of $130 million, partially offset by proceeds of $277 million from sales of businesses and assets. Net cash used in financing activities of $314 million in 2000 was the result of stock repurchases and dividend payments, largely funded by net increases in borrowings of $1,313 million.

Cash dividends per share of $1.76, payable quarterly, were declared in 2000. Total cash dividends of approximately $545 million were paid in 2000.

Net working capital, excluding short-term borrowings and the current portion of long-term debt, increased to $1,482 million from $838 million at year-end 1999. This increase is mainly attributable to lower payable levels and higher receivable and inventory balances, as discussed above.

Capital additions were $945 million in 2000, with the majority of the spending supporting manufacturing productivity and quality improvements, new products including e-commerce initiatives, digital photofinishing and digital cameras, and ongoing environmental and safety initiatives.

Under the $2 billion stock repurchase program announced on April 15, 1999, the Company repurchased 21.6 million shares for $1,099 million in 2000. On December 7, 2000, Kodak's board of directors authorized the repurchase of up to an additional $2 billion of the Company's stock over the next 4 years.

1999

Net cash provided by operating activities in 1999 was $1,933 million, as net earnings of $1,392 million, adjusted for depreciation and amortization, and restructuring, asset impairments, and other charges provided $2,763 million of operating cash. This was partially offset by decreases in liabilities, excluding borrowings, of $478 million relating primarily to severance payments for restructuring programs, and other changes in working capital. Net cash used in investing activities of $685 million in 1999 was utilized primarily for capital expenditures of $1,127 million, offset by proceeds of $422 million from sales of assets and businesses. Net cash used in financing activities of $1,327 million in 1999 was the result of stock repurchases and dividend payments, partially offset by net increases in borrowings of $89 million.

Cash dividends per share of $1.76, payable quarterly, were declared in 1999. Total cash dividends of approximately $563 million were paid in 1999.

Net working capital, excluding short-term borrowings and the current portion of long-term debt, decreased to $838 million from $939 million at year-end 1998. This decrease is primarily attributable to lower cash balances at December 31, 1999.

Capital additions were $1,127 million in 1999, with the majority of the spending relating to the Company's China manufacturing operations, productivity improvements and ongoing environmental and safety spending.

Under its stock repurchase programs, the Company repurchased $925 million of its shares in 1999. During the second quarter of 1999, the Company completed stock repurchases under its 1996 $2 billion authorization.
That program, initiated in May 1996, resulted in 26.8 million shares being repurchased. Under the $2 billion program announced on April 15, 1999, the Company repurchased an additional 9.8 million shares for $656 million in 1999. Completion of the $2 billion stock repurchase program will be funded by available cash reserves and cash from operations.

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

The net cash cost of the restructuring charge recorded in the third quarter of 1999 was approximately $140 million after tax, which was recovered through cost savings in less than two years. Severance-related actions associated with this charge were completed by the end of the third quarter of 2000. See Note 14.
-------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB or the Board) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," collectively referred to as the "Standards," which are effective for the Company as of January 1, 2002, except as noted below. SFAS No. 141 supercedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supercedes APB No. 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

The Company will adopt the provisions of SFAS No. 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS No. 142 and is making the determinations as to its reporting units and the amounts of goodwill, intangible assets, other assets, and liabilities allocated to those reporting units. The Company will no longer record annual amortization relating to its existing goodwill ($154 million for 2002, $131 million after tax). The Company is evaluating the useful lives assigned to its intangible assets and does not anticipate any material changes to such useful lives.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step of the goodwill impairment test is to test for a potential impairment. The second step of the goodwill impairment test is to measure the amount of the impairment loss. The Company expects to complete steps one and two of the goodwill impairment test during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company does not believe that the results of these impairment tests will have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the Statement retains certain of the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it supercedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, and will thus be adopted by the Company, as required, on January 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial statements.

The Emerging Issues Task Force (EITF) has issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The EITF provides guidance with respect to the statement of earnings classification of and the accounting for recognition and measurement of consideration given by a vendor to a customer, which includes sales incentive offers labeled as discounts, coupons, rebates and free products or services as well as arrangements labeled as slotting fees, cooperative advertising and buydowns. The guidance with respect to the appropriate statement of earnings classification of the consideration given by a vendor to a customer is effective for annual and interim periods beginning after December 15, 2001. Upon adoption, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the requirements under the EITF.

The guidance with respect to the accounting for recognition and measurement of consideration given by a vendor to a customer is effective for annual and interim periods beginning after December 15, 2001. The impact on the statement of earnings resulting from the adoption of the EITF should be reported as a cumulative effect of a change in accounting principle or applied prospectively to new sales incentives offered on or after the effective date. The impact of the guidance under EITF 01-09 on the Company's financial statements has not yet been determined.
-------------------------------------------------------------------------

OTHER

Cash expenditures for pollution prevention and waste treatment for the Company's current manufacturing facilities were as follows:

                                      2001      2000        1999
(in millions)

Recurring costs for
 pollution prevention and waste
 treatment                            $ 68      $ 72        $ 69
Capital expenditures for pollution
 prevention and waste
 treatment                              27        36          20
Site remediation costs                   2         3           5
                                      ----      ----        ----
    Total                             $ 97      $111        $ 94
                                      ====      ====        ====


At December 31, 2001 and 2000, the Company's undiscounted accrued liabilities for environmental remediation costs amounted to $162 million and $113 million, respectively. These amounts are reported in other long-term liabilities.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this Program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFIs) and Corrective Measures Studies (CMS) for areas at the site. At December 31, 2001, estimated future remediation costs of $70 million are accrued on an undiscounted basis by the Company and are included in the environmental accruals reported in other long-term liabilities.

Additionally, the Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. In addition, the Company has been identified as a potentially responsible party (PRP) in connection with the non-imaging health businesses in five active Superfund sites. At December 31, 2001, estimated future remediation costs of $51 million are accrued on an undiscounted basis by the Company and are included in the environmental accruals reported in other long-term liabilities.

The Company recorded a $41 million charge in the fourth quarter of 2001 for additional environmental reserves. This amount has been included in selling, general and administrative expenses. Approximately $34 million has been provided for two former manufacturing sites located outside the United States. Investigations were completed by an external environmental consultant in the fourth quarter of 2001, which facilitated the completion of cost estimates for the future remediation and monitoring of these sites. In addition, the accrual incorporates the Company's estimate of its cost to repurchase one of the sites and demolish the buildings in preparation for its possible conversion to a public park. The establishment of these accruals is consistent with Kodak's policy to record accruals for environmental remediation obligations generally no later than the completion of feasibility studies. The additional $7 million recorded during the fourth quarter 2001 represents the estimated increased costs associated with the site remediation of the non-imaging health businesses sold in 1994 discussed above ($4 million) and increases in estimated costs ($3 million) associated with the remediation of other facilities which are not material to the Company's financial position, results of operations, cash flows or competitive position. These aforementioned environmental accruals have been established on an undiscounted basis.

Cash expenditures for the aforementioned remediation and monitoring activities are expected to be incurred over the next thirty years for each site. The accrual reflects the Company's cost estimate of the amount it will incur under the agreed-upon or proposed work plans. The Company's cost estimate is based upon existing technology and has not been reduced by possible recoveries from third parties. The Company's estimate includes equipment and operating costs for remediation and long-term monitoring of the sites.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice under which the Company is subject to a Compliance Schedule by which the Company improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $24 million over the next nine years. These expenditures are primarily capital in nature and, therefore, are not included in the environmental accrual at December 31, 2001.

The Company is presently designated as a PRP under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (The Superfund law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at six active Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have also been designated at these sites and, although the law imposes joint and several liability on PRPs, the Company's historical experience demonstrates that these costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial position or results of operations.

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

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. A finite estimate of cost does not normally become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability and the Company continually updates its cost estimates. It is reasonably possible that the Company's recorded estimates of its liabilities may change and there is no assurance that additional costs greater than the amounts accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent.

Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that financial position, results of operations, cash flows or competitive positions could be affected by the impact of the ultimate resolution of these matters.
------------------------------------------------------------------------
RISK FACTORS

The following cautionary statements address a number of important factors that could cause the actual results to differ from those expressed or implied in the forward-looking statements contained in this document.

Unanticipated delays in implementing certain product strategies (including category expansion, digitization, OLED displays and digital products) would affect Kodak's revenues. The process for each product strategy is complex. Kodak's ability to successfully transition products and deploy new products requires that Kodak make accurate predictions of the product development schedule as well as volumes, product mix, and customer demand. The Company may anticipate demand and perceived market acceptance that differs from the products realizable customer demand and revenue stream. In addition, if the pricing element of each strategy is not sufficiently competitive with those of current and future competing products, Kodak may lose market share, adversely affecting the Company's revenues and prospects.

Kodak's ability to implement its intellectual property licensing strategies could also affect the Company's revenue and earnings. Kodak has invested millions of dollars in technologies and needs to protect its intellectual property. The establishment and enforcement of licensing agreements provides a revenue stream that protects Kodak's ability to further innovate and help the marketplace grow. Kodak's failure to properly manage the development of its intellectual property could adversely affect the future of these patents and the market opportunities
that could result from the use of this property.   Kodak's failure to
manage the costs associated with the pursuit of these licenses could adversely affect the profitability of these operations.

In the event Kodak were unable to align its e-commerce strategies with the trend toward industry standards and services, the Company's business could be adversely affected. The availability of software and standards related to e-commerce strategies is of an emerging nature. Kodak's ability to successfully align with the industry standards and services and ensure timely solutions, requires the Company to make accurate predictions of the future accepted standards and services.

Kodak's completion of planned information systems upgrades, including SAP, if delayed, could adversely affect its business. As Kodak continues to expand the planned information services, the Company must continue to balance the investment of the planned deployment with the need to upgrade the vendor software. Kodak's failure to successfully upgrade to the vendor-supported version could result in risks to system availability, which could adversely affect the business.

Kodak intends to complete various portfolio actions required to strengthen its digital imaging portfolio, consolidate the photofinishing operations worldwide and expand its services business. In the event that Kodak fails to effectively manage the highly profitable portfolio of its more traditional businesses simultaneously with the integration of these acquisitions and should Kodak fail to streamline and simplify the business, Kodak could lose market opportunities that result in an adverse impact on its revenue.

In 2002, Kodak continues to focus on reduction of inventories, improvement in receivable performance, reduction in capital expenditures, and improvement in manufacturing productivity.

     Unanticipated delays in continued inventory reduction could adversely impact Kodak's cash outlook. Planned inventory reductions could be compromised by slower sales that could result from continued weak global economic conditions. Purchasers' uncertainty about the extent of the global economic downturn could result in lower demand for products and services. The competitive environment and the transition to digital products and services could also place pressures on Kodak's sales and market share. In the event Kodak was unable to successfully manage these issues in a timely manner, they could adversely impact the planned inventory reductions.

    Unanticipated delays in the improvement plan for accounts receivable could also adversely impact Kodak's cash outlook. A continued weak economy could slow customer payment patterns. Competitive pressures in major segments may drive erosion in the financial condition of Kodak's customers. These same pressures may adversely affect efforts to shorten customer payment terms. Kodak's ability to manage customer risk while maintaining competitive share may adversely affect intended accounts receivable improvement in 2002.

     In addition, a delay in Kodak's planned reduction in capital
spending could adversely impact the company's cash outlook.   An increase
in capital spending may occur if more projects than planned were found to generate significant positive returns in the future. Further, if the Company deems it necessary to spend more on regulatory requirements or there are unanticipated general maintenance obligations requiring more capital spending than planned, the additional monies required would create an adverse impact on Kodak's cash flow.

Delays in Kodak's planned improvement in manufacturing productivity could negatively impact the gross margins of the company. Again a continued weak economy could result in lower volumes in the factory than planned which would negatively impact gross margins. Kodak's failure to successfully manage operational performance factors could delay or curtail planned improvements in manufacturing productivity. If Kodak is unable to successfully negotiate raw material costs with its suppliers, or incurs adverse pricing on certain of its commodity-based raw materials, reduction in the gross margins could occur.

Kodak's planned improvement in supply chain efficiency, if delayed, could adversely affect its business by impacting the shipments of certain products in their desired quantities and in a timely manner. The planned efficiencies could be compromised if Kodak expands into new markets with new applications that are not fully understood or if the portfolio
broadens beyond that anticipated when the plans were initiated.   The
unforeseen changes in manufacturing capacity could compromise the supply chain efficiencies.

The risk of doing business in developing markets like China, India, Brazil, Argentina, Mexico, Russia and other economically volatile areas could adversely affect Kodak's operations and earnings. Such risks include the financial instability among customers in these regions, the political instability and potential conflicts among developing nations and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. Kodak has typically experienced longer accounts receivable cycles in emerging markets, in particular the Latin American markets and the emerging markets of Europe. Kodak's failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect its business.

In early 2002, the United States dollar was eliminated as Argentina's monetary benchmark, resulting in significant currency devaluation. The Company engages in hedging programs aimed at limiting in part the impact of currency fluctuations and does not expect that the devaluation event in Argentina will result in a future material charge. However, there can be no guarantee that economic circumstances in Argentina or elsewhere will not worsen, which could result in future effects on earnings should such events occur. The Company's failure to successfully manage economic, political and other risks relating to doing business in developing countries could adversely affect its business.

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates and interest rates, which may adversely affect its results of operations and financial position.

Competition remains intense in the imaging sector in the consumer, commercial and health segments. On the consumer side increased price competition has been driven somewhat by consumers' conservative spending behaviors during times of economic weakness. Consumers have passed over branded products to private label products. On the health and commercial side, aggressive pricing tactics intensified in the contract negotiations as competitors were vying for customers and market share domestically. Continued economic weakness could also adversely impact Kodak's revenues and growth rate. Failure to successfully manage the consumers' return to branded products if and when the economic conditions improve could adversely impact Kodak's revenue and growth rate. If the pricing and programs are not sufficiently competitive with those offered by Kodak's current and future competitors, Kodak may lose market share, adversely affecting its revenue and gross margins.

The Company's strategy to balance the consumer shift from analog to digital, and the nature and pace of technology substitution could impact Kodak's revenues, earnings and growth rate. Competition remains intense in the digital industry with a large number of competitors vying for customers and market share domestically and internationally. Kodak intends to continue new program introductions and competitive pricing to drive demands in the marketplace. The process of developing new products and services is complex and often uncertain due to the frequent introduction of new products that offer improved performance and pricing. Kodak's ability to successfully transition products and deploy new products requires that Kodak make accurate predictions of the product development schedule as well as volumes, product mix, customer demand and configuration. Kodak may anticipate demand and perceived market acceptance that differs from the product's realizable customer demand and revenue stream. Further, in the face of intense industry competition, any delay in the development, production or marketing of a new product could decrease any advantage Kodak may have to be the first or among the first to market. Kodak's failure to carry out a product rollout in the time frame anticipated and in the quantities appropriate to customer demand could adversely affect the future demand for its products and services and have an adverse effect on its business.

The impact of continuing customer consolidation and buying power could have an adverse impact on Kodak's revenue, gross margins, and earnings. In the competitive consumer retail environment there is a movement from small individually owned retailers to larger and commonly known mass merchants. In the commercial environment, there is a continuing consolidation of various group purchasing organizations. The resellers and distributors may elect to use suppliers other than Kodak. Kodak's challenge is to successfully negotiate contracts that provide the most favorable conditions to the company in the face of price and program aggressive competitors.

The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm the Company's business and revenues. The disruption of the Company's business as a result of the terrorist attacks of September 11, 2001 on the United States, including transportation and supply chain disruptions and deferrals of customer purchasing decisions, had an immediate adverse impact on its business. The long-term effects of the September 11, 2001 attacks on the Company's business and revenues are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect the Company's business and revenues in the short- or long-term in ways that cannot presently be predicted.

Continued weak global economic conditions could adversely impact the Company's revenues and growth rate. Continued softness in the Company's markets and purchasers' uncertainty about the extent of the global economic downturn could result in lower demand for products and services. While worsening economic conditions have had a negative impact on results of operations, revenues, gross margins and earnings could further deteriorate as a result of economic conditions. Furthermore, there can be no assurances as to the timing of an economic upturn.
-------------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995. For example, references to the Company's revenue and cash flow expectations for 2002 are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements. The forward-looking statements contained in this report are subject to a number of risk factors, including the successful: implementation of product strategies (including category expansion, digitization, OLED, and digital products); implementation of intellectual property licensing strategies; development and implementation of e-commerce strategies; completion of information systems upgrades, including SAP; completion of various portfolio actions; reduction of inventories; improvement in manufacturing productivity; improvement in receivables performance; reduction in capital expenditures; improvement in supply chain efficiency; development of the Company's business in emerging markets like China, India, Brazil, Mexico, and Russia. The forward-looking statements contained in this report are subject to the following additional risk factors: inherent unpredictability of currency fluctuations and raw material costs; competitive actions, including pricing; the nature and pace of technology substitution, including the analog-to-digital shift; continuing customer consolidation and buying power; impact of September 11th; general economic and business conditions, including the timing of a business upturn; and other factors disclosed previously and from time to time in the Company's filings with the Securities and Exchange Commission.

Any forward-looking statements in this report should be evaluated in light of these important risk factors.
-------------------------------------------------------------------------

MARKET PRICE DATA
                          2001                           2000
Price per
share:              High          Low              High          Low

1st Qtr.           $46.65       $38.19            $67.50       $53.31
2nd Qtr.            49.95        37.76             63.63        53.19
3rd Qtr.            47.38        30.75             65.69        39.75
4th Qtr.            36.10        24.40             48.50        35.31
--------------------------------------------------------------------------

SUMMARY OF OPERATING DATA

A summary of operating data for 2001 and for the four years prior is shown on page 112.
--------------------------------------------------------------------------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts. See also Note 11.

Foreign currency forward contracts are used to hedge existing foreign currency denominated assets and liabilities, especially those of the Company's International Treasury Center, as well as forecasted foreign currency denominated intercompany sales. Silver forward contracts are used to mitigate the Company's risk to fluctuating silver prices. The Company's exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. An interest rate swap agreement was used to convert some floating-rate debt to fixed-rate debt. The Company does not utilize financial instruments for trading or other speculative purposes.

A sensitivity analysis indicates that if foreign currency exchange rates at December 31, 2001 and 2000 increased 10%, the Company would incur losses of $25 million and $88 million on foreign currency forward contracts outstanding at December 31, 2001 and 2000, respectively. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

A sensitivity analysis indicates that, based on broker-quoted termination values, if the price of silver decreased 10% from spot rates at December 31, 2001 and 2000, the fair value of silver forward contracts would be reduced by $11 million and $27 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

The Company is exposed to interest rate risk primarily through its borrowing activities and, to a lesser extent, through investments in marketable securities. The Company utilizes U.S. dollar denominated and foreign currency denominated borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings are in fixed-rate instruments. There is inherent roll-over risk for debt and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and business financing requirements.

Using a yield-to-maturity analysis, if December 31, 2001 interest rates increased 10% (about 43 basis points) with the current period's level of debt, there would be decreases in fair value of short-term and long-term borrowings of $1 million and $28 million, respectively. If December 31, 2000 interest rates increased 10% (about 62 basis points) with the December 31, 2000 level of debt, there would be decreases in fair value of short-term and long-term borrowings of $2 million and $20 million, respectively.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2001 was not significant to the Company.
-------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the consolidated financial statements and related notes which appear on pages 59 through 111. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include certain amounts that are based on management's best estimates and judgments.
  The Company's accounting systems include extensive internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties, and are monitored through a comprehensive internal audit program. The Company's policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner which is above reproach.
  The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, who were responsible for conducting their audits in accordance with auditing standards generally accepted in the United States of America. Their resulting report is shown below.
  The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of non-management Board members. The independent accountants and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with the independent accountants and the Director of Corporate Auditing, both privately and with management present, to discuss accounting, auditing and financial reporting matters.



Daniel A. Carp                           Robert H. Brust
Chairman, and                            Chief Financial Officer, and
Chief Executive Officer                  Executive Vice President

January 23, 2002                         January 23, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Eastman Kodak Company

In our opinion, the accompanying consolidated financial statements and financial statement schedule listed in the index appearing under Item 14(a)(1) and (2) on page 115 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Eastman Kodak Company and subsidiary companies (Kodak) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Rochester, New York
January 23, 2002

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
                                        For the Year Ended December 31,
(in millions, except per share
 data)
                                        2001         2000         1999
Net sales                            $13,234      $13,994      $14,089
Cost of goods sold                     8,670        8,375        8,086
                                     -------      -------      -------
   Gross profit                        4,564        5,619        6,003

Selling, general and
 administrative expenses               2,627        2,514        2,701
Research and development costs           779          784          817
Goodwill amortization                    154          151          145
Restructuring costs (credits)
 and other                               659          (44)         350
                                     -------      -------      -------
   Earnings from operations              345        2,214        1,990

Interest expense                         219          178          142
Other income (charges)                   (18)          96          261
                                     -------      -------      -------
Earnings before income taxes             108        2,132        2,109
Provision for income taxes                32          725          717
                                      ------      -------      -------
   NET EARNINGS                       $   76      $ 1,407      $ 1,392
                                      ======      =======      =======

Basic earnings per share              $  .26      $  4.62      $  4.38
                                      ======      =======      =======

Diluted earnings per share            $  .26      $  4.59      $  4.33
                                      ======      =======      =======

Earnings used in basic and diluted
 earnings per share                   $   76      $ 1,407      $ 1,392

Number of common shares used in
 basic earnings per share              290.6        304.9        318.0
Incremental shares from
 assumed conversion of options           0.4          1.7          3.5
                                      ------      -------      -------
Number of common shares used in
 diluted earnings per share            291.0        306.6        321.5
                                      ======      =======      =======

Cash dividends per share              $ 2.21      $  1.76      $  1.76
                                      ======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except share and per
 share data)                                    At December 31,
                                             2001            2000
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   448         $   246
Receivables, net                            2,337           2,653
Inventories, net                            1,137           1,718
Deferred income taxes                         521             575
Other current assets                          240             299
                                          -------         -------
 Total current assets                       4,683           5,491
                                          -------         -------

Property, plant and equipment, net          5,659           5,919
Goodwill, net                                 948             947
Other long-term assets                      2,072           1,855
                                          -------         -------
 TOTAL ASSETS                             $13,362         $14,212
                                          =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current
 liabilities                              $ 3,276         $ 3,403
Short-term borrowings                       1,378           2,058
Current portion of long-term debt             156             148
Accrued income taxes                          544             606
                                          -------         -------
 Total current liabilities                  5,354           6,215

Long-term debt, net of current portion      1,666           1,166
Postemployment liabilities                  2,728           2,722
Other long-term liabilities                   720             681
                                          -------         -------
 Total liabilities                         10,468          10,784
                                          -------         -------

 Commitments and Contingencies (Note 10)

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value;
   950,000,000 shares authorized;
   391,292,760 shares issued in 2001
    and 2000; 290,929,701 and
    290,484,266 shares outstanding
    in 2001 and 2000                          978             978
Additional paid in capital                    849             871
Retained earnings                           7,431           7,869
Accumulated other comprehensive loss         (597)           (482)
                                          -------         -------
                                            8,661           9,236
Treasury stock, at cost
   100,363,059 shares in 2001 and
   100,808,494 shares in 2000               5,767           5,808
                                          -------         -------
 Total shareholders' equity                 2,894           3,428
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $13,362         $14,212
                                          =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions, except share and per share data)

                                                                          Accumulated
                                                     Additional             Other
                                             Common   Paid In  Retained  Comprehensive    Treasury
                                             Stock*   Capital  Earnings   Income (Loss)    Stock    Total

Shareholders' Equity December 31, 1998        $978     $ 902    $ 6,163     $(111)        $(3,944) $3,988

Net earnings                                     -         -      1,392         -               -   1,392
                                                                                                   ------
Other comprehensive income (loss):
  Unrealized gains on available-for-sale
   securities ($115 million pre-tax)             -         -          -        83               -      83
  Reclassification adjustment for gains
   on available-for-sale securities
   included in net earnings
   ($20 million pre-tax)                         -         -          -       (13)              -     (13)
  Currency translation adjustments               -         -          -      (118)              -    (118)
  Minimum pension liability adjustment
   ($26 million pre-tax)                         -         -          -        14               -      14
                                                                            -----                  ------
 Other comprehensive loss                        -         -          -       (34)              -     (34)
                                                                            -----                  ------
Comprehensive income                             -         -          -         -               -   1,358

Cash dividends declared ($1.76 per common
  share)                                         -         -       (560)        -               -    (560)
Treasury stock repurchased (13,482,648
  shares)                                        -         -          -         -            (925)   (925)
Treasury stock issued under employee plans
 (1,105,220 shares)                              -       (24)         -         -              64      40
Tax reductions - employee plans                  -        11          -         -               -      11
                                              ----     -----    -------     -----         -------  ------
Shareholders' Equity December 31, 1999        $978     $ 889    $ 6,995     $(145)        $(4,805) $3,912

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY Cont'd.
(in millions, except share and per share data)



                                                                          Accumulated
                                                     Additional             Other
                                             Common   Paid In  Retained  Comprehensive    Treasury
                                             Stock*   Capital  Earnings  Income (Loss)     Stock    Total

Shareholders' Equity December 31, 1999        $978     $ 889    $ 6,995     $(145)        $(4,805) $3,912
Net earnings                                     -         -      1,407         -               -   1,407
                                                                                                   ------
Other comprehensive income (loss):
  Unrealized losses on available-for-sale
   securities ($77 million pre-tax)              -         -          -       (48)              -     (48)
  Reclassification adjustment for gains
   on available-for-sale securities
   included in net earnings
   ($94 million pre-tax)                         -         -          -       (58)              -     (58)
  Unrealized loss arising from
   hedging activity ($55 million pre-tax)        -         -          -       (34)              -     (34)
  Reclassification adjustment for hedging
   related gains included in net earnings
   ($6 million pre-tax)                          -         -          -        (4)              -      (4)
  Currency translation adjustments               -         -          -      (194)              -    (194)
  Minimum pension liability adjustment
   ($2 million pre-tax)                          -         -          -         1               -       1
                                                                            -----                  ------
 Other comprehensive loss                        -         -          -      (337)              -    (337)
                                                                            -----                  ------
Comprehensive income                             -         -          -         -               -   1,070

Cash dividends declared ($1.76 per common
  share)                                         -         -       (533)        -               -    (533)
Treasury stock repurchased (21,575,536
  shares)                                        -         -          -         -          (1,099) (1,099)
Treasury stock issued under employee plans
 (1,638,872 shares)                              -       (33)         -         -              96      63
Tax reductions - employee plans                  -        15          -         -               -      15
                                              ----     -----    -------     -----         -------  ------
Shareholders' Equity December 31, 2000        $978     $ 871    $ 7,869     $(482)        $(5,808) $3,428

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY Cont'd.
(in millions, except share and per share data)



                                                                          Accumulated
                                                     Additional              Other
                                             Common   Paid In  Retained  Comprehensive    Treasury
                                             Stock*   Capital  Earnings   Income (Loss)    Stock    Total

Shareholders' Equity December 31, 2000        $978     $ 871    $ 7,869     $(482)        $(5,808) $3,428

Net earnings                                     -         -         76         -               -      76
                                                                                                   ------
Other comprehensive income (loss):
  Unrealized losses on available-for-sale
   securities ($34 million pre-tax)              -         -          -       (21)              -     (21)
  Reclassification adjustment for gains
   on available-for-sale securities
   included in net earnings
   ($13 million pre-tax)                         -         -          -          8              -       8
  Unrealized gain arising from
   hedging activity ($6 million pre-tax)         -         -          -          4              -       4
  Reclassification adjustment for hedging
   related losses included in net earnings
   ($48 million pre-tax)                         -         -          -         29              -      29
  Currency translation adjustments               -         -          -        (98)             -     (98)
  Minimum pension liability adjustment
   ($60 million pre-tax)                         -         -          -        (37)             -     (37)
                                                                             -----                 ------
 Other comprehensive loss                        -         -          -       (115)             -    (115)
                                                                             -----                 ------
Comprehensive loss                               -         -          -          -              -     (39)

Cash dividends declared ($2.21 per common
  share)                                         -         -       (514)         -              -    (514)
Treasury stock repurchased (947,670 shares)      -         -          -          -            (41)    (41)
Treasury stock issued under employee plans
 (1,393,105 shares)                              -       (25)         -          -             82      57
Tax reductions - employee plans                  -         3          -          -              -       3
                                              ----     -----    -------      -----        -------  ------
 Shareholders' Equity December 31, 2001       $978     $ 849    $ 7,431      $(597)       $(5,767) $2,894
                                              ====     =====    =======      =====        =======  ======
*  There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.


The accompanying notes are an integral part of these consolidated financial statements.


Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                         For the Year Ended December 31,
(in millions)                             2001        2000        1999
Cash flows from operating activities:
Net earnings                            $   76      $1,407      $1,392
Adjustments to reconcile to net cash
 provided by operating activities:
  Depreciation and amortization            919         889         918
  Gain on sales of businesses/assets         -        (117)       (162)
  Restructuring costs, asset impairments
   and other charges                       830           -         453
  (Benefit) provision for deferred
   income taxes                            (44)        235         247
  Decrease (increase) in receivables       252        (247)       (121)
  Decrease (increase) in inventories       461        (282)       (201)
  Decrease in liabilities
   excluding borrowings                   (529)       (755)       (478)
  Other items, net                         100        (148)       (115)
                                        ------      ------       -----
    Total adjustments                    1,989        (425)        541
                                        ------      ------      ------
    Net cash provided by operating
     activities                          2,065         982       1,933
                                        ------      ------      ------
Cash flows from investing activities:
  Additions to properties                 (743)       (945)     (1,127)
  Net proceeds from sales of
   businesses/assets                         -         277         422
  Acquisitions, net of cash acquired      (306)       (130)         (3)
  Marketable securities - sales             54          84         127
  Marketable securities - purchases        (52)        (69)       (104)
                                        ------      ------      ------
    Net cash used in investing
     activities                         (1,047)       (783)       (685)
                                        ------      ------      ------
Cash flows from financing activities:
  Net (decrease) increase in
   borrowings with original maturities
   of 90 days or less                     (695)        939        (136)
  Proceeds from other borrowings         1,907       1,310       1,343
  Repayment of other borrowings         (1,355)       (936)     (1,118)
  Dividends to shareholders               (643)       (545)       (563)
  Exercise of employee stock options        22          43          44
  Stock repurchase programs                (44)     (1,125)       (897)
                                        ------      ------      ------
    Net cash used in
     financing activities                 (808)       (314)     (1,327)
                                        ------      ------      ------
Effect of exchange rate changes on cash     (8)        (12)         (5)
                                        ------      ------      ------

Net increase (decrease) in cash and
 cash equivalents                          202        (127)        (84)
Cash and cash equivalents, beginning
 of year                                   246         373         457
                                        ------      ------      ------
Cash and cash equivalents, end of year  $  448      $  246      $  373
                                        ======      ======      ======


Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)

Cash paid for interest and income taxes was:

                                       2001        2000        1999

Interest, net of portion capitalized
  of $12, $40 and $36                  $214        $166        $120
Income taxes                            120         486         445


The following transactions are not reflected in the Consolidated Statement of Cash Flows:

                                       2001        2000        1999

Contribution of assets to Kodak
 Polychrome Graphics joint venture     $  -        $  -        $ 13
Minimum pension liability adjustment     37          (1)        (14)
Liabilities assumed in acquisitions     142          31           -


The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS

Eastman Kodak Company (the Company or Kodak) is engaged primarily in developing, manufacturing, and marketing traditional and digital imaging products, services and solutions to consumers, the entertainment industry, professionals, healthcare providers and other customers. The Company's products are manufactured in a number of countries in North and South America, Europe, Australia and Asia. The Company's products are marketed and sold in many countries throughout the world.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Kodak and its majority owned subsidiary companies. Intercompany transactions are eliminated and net earnings are reduced by the portion of the earnings of subsidiaries applicable to minority interests. The equity method of accounting is used for joint ventures and investments in associated companies over which Kodak has significant influence, but does not have effective control. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The cost method of accounting is used for investments in which Kodak has less than a 20% ownership interest, and the Company does not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value. The carrying value of these investments is reported in other long-term assets. The Company's equity in the net income and losses of these investments is reported in other income (charges). See Note 6 and Note 12.

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

FOREIGN CURRENCY

For most subsidiaries and branches outside the U.S., the local currency is the functional currency. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," the financial statements of these subsidiaries and branches are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders' equity at historical exchange rates. For those subsidiaries for which the local currency is the functional currency, the resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying balance sheet. Translation adjustments are not tax-effected since they relate to investments which are permanent in nature.

For certain other subsidiaries and branches, operations are conducted primarily in U.S. dollars, which is therefore the functional currency. Monetary assets and liabilities, and the related revenue, expense, gain and loss accounts, of these foreign subsidiaries and branches are remeasured at year-end exchange rates. Non-monetary assets and liabilities, and the related revenue, expense, gain and loss accounts, are remeasured at historical rates.

The Company has operations in Argentina. Prior to December 31, 2001, the Argentine peso had been pegged to the U.S. dollar at an exchange rate of 1 to 1. In late December 2001, although the official exchange rate between the peso and the dollar remained at 1 to 1, exchange houses started exchanging at a rate of 1.4 pesos to the dollar in anticipation that the government would announce a devaluation of the peso. The exchange houses were then closed and, at year-end 2001, there was no exchangeability between the peso and the dollar. The exchangeability between the peso and the dollar was first re-established on January 11, 2002, and the day's closing rate for buying U.S. dollars was approximately 1.7 Argentine pesos to the dollar. The situation relating to the devaluation in Argentina did not have a material impact on the Company's Consolidated Statement of Financial Position or Consolidated Statement of Earnings as of and for the year ended December 31, 2001.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in income. The effects of foreign currency transactions, including related hedging activities, were losses of $9 million, $13 million, and $2 million in the years 2001, 2000, and 1999, respectively, and are included in other income (charges).

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, receivables, foreign currency forward contracts, commodity forward contracts and interest rate swap arrangements. The Company places its cash and cash equivalents with high-quality financial institutions and limits the amount of credit exposure to any one institution. With respect to receivables, such receivables arise from sales to numerous customers in a variety of industries, markets, and geographies around the world. Receivables arising from these sales are generally not collateralized. The Company performs ongoing credit evaluations of its customers' financial conditions and no single customer accounts for greater than 10% of the sales of the Company. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. With respect to the foreign currency forward contracts, commodity forward contracts and interest rate swap arrangements, the counterparties to these contracts are major financial institutions. The Company has never experienced non-performance by any of its counterparties.

CASH EQUIVALENTS

All highly liquid investments with a remaining maturity of three months or less at date of purchase are considered to be cash equivalents.

MARKETABLE SECURITIES AND NONCURRENT INVESTMENTS

The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that investment securities be classified as either held-to-maturity, available-for-sale or trading. The Company's debt and equity investment securities are classified as held-to-maturity and available-for-sale, respectively. Held-to-maturity investments are carried at amortized cost and available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Shareholders' Equity under the caption Accumulated Other Comprehensive Income (Loss).

At December 31, 2001, the Company had short-term investments classified as held-to-maturity of $3 million. These investments were included in other current assets. In addition, the Company had long-term marketable securities and other investments classified as held-to-maturity and available-for-sale equity securities of $1 million and $33 million, respectively, which were included in other long-term assets at December 31, 2001.

At December 31, 2000, the Company had short-term investments classified as held-to-maturity of $5 million, which were included in other current assets. In addition, the Company had long-term marketable securities and other investments classified as held-to-maturity and available-for-sale equity securities of $5 million and $49 million, respectively, which were included in other long-term assets at December 31, 2000.

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of most inventories in the U.S. is determined by the "last-in, first-out" (LIFO) method. The cost of all of the Company's remaining inventories in and outside the U.S. is determined by the "first-in, first-out" (FIFO) or average cost method, which approximates current cost. The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

PROPERTIES

Properties are recorded at cost, net of accumulated depreciation. The Company principally calculates depreciation expense using the straight-line method over the assets' estimated useful lives, which are as follows:

                                             Years
Buildings and building improvements          10-40
Machinery and equipment                       3-20

Maintenance and repairs are charged to expense as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

GOODWILL

Goodwill represents the excess of purchase price over the fair value of net assets acquired and, for the three-year period ended December 31, 2001, goodwill was charged to earnings on a straight-line basis over the period estimated to be benefited, generally ten years. See Note 5.

Effective January 1, 2002, the Company will be accounting for goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142 the Company will no longer amortize its goodwill which, as of December 31, 2001, had a net balance of $948 million. Under SFAS No. 142, the Company's goodwill will be subject to an impairment test, at least annually, and therefore, will only be charged to operations to the extent it has been determined to be impaired. See the Recently Issued Accounting Standards within Note 1.

REVENUE

The Company's revenue transactions include sales of the following: products; equipment; services; equipment bundled with products and/or services; and integrated solutions. The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed and determinable; and collectibility is reasonably assured. At the time revenue is recognized, the Company provides for the estimated costs of warranties and reduces revenue for estimated returns.

For product sales, the recognition criteria are generally met when title and risk of loss have transferred from the Company to the buyer, which may be upon shipment or upon delivery to the customer sites, based on contract terms or legal requirements in foreign jurisdictions. Service revenues are recognized as such services are rendered.

For equipment sales, the recognition criteria are generally met when the equipment is delivered and installed at the customer site. In instances in which the agreement with the customer contains a customer acceptance clause, revenue is deferred until customer acceptance is obtained, provided the customer acceptance clause is considered to be substantive. For certain agreements, the Company does not consider these customer acceptance clauses to be substantive because the Company can and does replicate the customer acceptance test environment and performs the agreed upon product testing prior to shipment. In these instances, revenue is recognized upon installation of the equipment.

The sale of equipment combined with services, including maintenance, and/or other elements, including products and software, represent multiple element arrangements. The Company allocates revenue to the various elements based on verifiable objective evidence of fair value (if software is not included or is incidental to the transaction) or Kodak-specific objective evidence of fair value if software is other than incidental to the sales transaction as a whole. Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element.

Revenue from the sale of integrated solutions, which includes transactions which require significant production, modification or customization of software, is recognized in accordance with contract accounting. Under contract accounting, revenue should be recognized utilizing either the percentage-of-completion or completed-contract method. The Company currently utilizes the completed-contract method for all solution sales as sufficient history does not currently exist to allow the Company to accurately estimate total costs to complete these transactions. Revenue from other long-term contracts, primarily government contracts, is generally recognized using the percentage-of-completion method.

The Company may offer customer financing to assist customers in their acquisition of Kodak's products, primarily in the area of on-site photofinishing equipment. At the time a financing transaction is consummated, which qualifies as a sales-type lease, the Company records the total lease receivable net of unearned income and the estimated residual value of the equipment. Unearned income is recognized as finance income using the interest method over the term of the lease. Leases not qualifying as a sales-type leases are accounted for as operating leases. The underlying equipment is depreciated on a straight-line basis over the assets' estimated useful life.

Net sales reflects reductions in gross revenues attributable to cash discounts, promotional and advertising allowances and volume discounts the Company offers in connection with certain of its sales transactions.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This guidance summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Upon its adoption effective January 1, 2000, SAB No. 101 did not have a material impact on the Company's results of operations.

The Company's sales of tangible products is the only class of revenues that exceeds 10% of total consolidated net sales. All other sales classes are individually less than 10%, and therefore, have been combined with the sales of tangible products on the same line in accordance with Regulation S-X.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, which include costs in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation are charged to operations in the period in which they are incurred.

ADVERTISING

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $634 million, $701 million and $717 million in 2001, 2000 and 1999, respectively.

SHIPPING AND HANDLING COSTS

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, "Acounting for Shipping and Handling Fees and Costs." Prior to January 1, 2001, costs incurred for shipping and handling and other distribution costs were reported in selling, general and administrative expenses. The shipping and handling and other distribution costs for 2000 and 1999 of $482 million and $480 million, respectively, have been reclassified from selling, general and administrative expenses to cost of goods sold to conform with the 2001 presentation of these amounts.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of its long-lived assets, including goodwill and other intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses recoverability of the carrying value of the asset by grouping assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company then estimates the undiscounted future cash flows expected to result from the asset grouping, including the proceeds from its eventual disposal. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal are less than its carrying amount. In such instances, the carrying value of long-lived assets is reduced to the estimated fair value, as determined using an appraisal or discounted cash flow, as appropriate.

Effective January 1, 2002, the Company will assess recoverability of its long-lived assets, other than goodwill, under the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See the Recently Issued Accounting Standards within Note 1.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2000. All derivative instruments are recognized as either assets or liabilities and are measured at fair value. Certain derivatives are designated and accounted for as hedges. The Company does not use derivatives for trading or other speculative purposes.

The Company has cash flow hedges to manage foreign currency exchange risk, commodity price risk, and interest rate risk related to forecasted transactions. The Company also uses foreign currency forward contracts to offset currency-related changes in foreign currency denominated assets and liabilities; these are marked to market through earnings.

The fair value of foreign currency forward contracts designated as hedges of forecasted foreign currency denominated intercompany sales is reported in other current assets and/or current liabilities, and is recorded in other comprehensive income. When the related inventory is sold to third parties, the hedge gains or losses as of the date of the intercompany sale are transferred from other comprehensive income to cost of goods sold.

The fair value of silver forward contracts designated as hedges of forecasted worldwide silver purchases is reported in other current assets and/or current liabilities, and is recorded in other comprehensive income. When the silver-containing products are sold to third parties, the hedge gains or losses as of the date of the purchase of raw silver are transferred from other comprehensive income to cost of goods sold.

The fair value of the interest rate swap designated as a hedge of forecasted floating-rate interest payments is reported in current liabilities, and is recorded in other comprehensive income. As interest expense is accrued, an amount equal to the difference between the fixed and floating-rate interest payments is transferred from other comprehensive income to interest expense.

ENVIRONMENTAL EXPENDITURES

Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not provide future benefits, are expensed as incurred. Liabilities are recorded when environmental assessments are made or the requirement for remedial efforts is probable, and the costs can be reasonably estimated. The timing of these accruals is generally no later than the completion of feasibility studies.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company's assets and liabilities. Management provides valuation allowances against the net deferred tax asset for amounts which are not considered more likely than not to be realized.

EARNINGS PER SHARE

Basic earnings-per-share computations are based on the weighted-average number of shares of common stock outstanding during the year. Diluted earnings-per-share calculations reflect the assumed exercise and conversion of employee stock options that have an exercise price that is below the average market price of the common shares for the respective periods.

Options to purchase 43.7 million and 32.3 million shares of common stock at weighted-average per share prices of $61.30 and $61.98 for the years ended December 31, 2001 and 2000, respectively, were outstanding during the years presented but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.

STOCK-BASED COMPENSATION

The Company accounts for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, no compensation cost is recognized for stock-based compensation unless the quoted market price of the stock at the grant date is in excess of the price the employee must pay to acquire the stock.

SFAS No. 123, "Accounting for Stock-Based Compensation," allows, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue using the intrinsic method prescribed in APB No. 25 as described above. The Company has adopted the disclosure-only provisions of SFAS No. 123. See Note 18.

SEGMENT REPORTING

The Company reports net sales, operating income, net income, certain expense, asset and geographical information about its operating segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to report information about their business activities, which meet the criteria of a reportable segment. Reportable segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has three reportable segments. See Note 21 for a discussion of the change in the Company's operating structure in 2001.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," collectively referred to as the "Standards," which are effective for the Company as of
January 1, 2002, except as noted below.   SFAS No. 141 supercedes APB No.
16, "Business Combinations." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supercedes APB No. 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142
(1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

The Company will adopt the provisions of SFAS No. 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS No. 142 and is making the determinations as to its reporting units and the amounts of goodwill, intangible assets, other assets, and liabilities allocated to those reporting units. The Company is evaluating the useful lives assigned to its intangible assets and does not anticipate any material changes to such useful lives.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step of the goodwill impairment test is to test for a potential impairment. The second step of the goodwill impairment test is to measure the amount of the impairment loss. The Company expects to complete steps one and two of the goodwill impairment test during the first quarter of 2002. The Company does not believe that the results of these impairment test steps will have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the Statement retains certain of the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it supercedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, and will thus be adopted by the Company, as required, on January 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial statements.

The EITF has issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The EITF provides guidance with respect to the statement of earnings classification of and the accounting for recognition and measurement of consideration given by a vendor to a customer, which includes sales incentive offers labeled as discounts, coupons, rebates and free products or services as well as arrangements labeled as slotting fees, cooperative advertising and buydowns. The guidance with respect to the appropriate statement of earnings classification of the consideration given by a vendor to a customer is effective for annual and interim periods beginning after December 15, 2001. Upon adoption, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the requirements under the EITF.

The guidance with respect to the accounting for recognition and measurement of consideration given by a vendor to a customer is effective for annual and interim periods beginning after December 15, 2001. The impact on the statement of earnings resulting from the adoption of the EITF should be reported as a cumulative effect of a change in accounting principle or applied prospectively to new sales incentives offered on or after the effective date. The impact of the guidance under EITF 01-09 on the Company's consolidated financial statements has not yet been determined.

RECLASSIFICATIONS

Certain reclassifications of prior financial information and related footnote amounts have been made to conform with the 2001 presentation.
-------------------------------------------------------------------------

NOTE 2:  RECEIVABLES, NET
(in millions)
                                              2001         2000

Trade receivables                           $1,966       $2,245
Miscellaneous receivables                      371          408
                                            ------       ------
 Total (net of allowances of $109 and $89)  $2,337       $2,653
                                            ======       ======

In the fourth quarter of 2001, the Company recorded a charge of $20 million to provide for the potential uncollectible amounts due from
Kmart, who filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in January 2002. The amount of $20 million is included in selling, general and administrative expenses and in the total allowance of $109 million at December 31, 2001.
--------------------------------------------------------------------------

NOTE 3:  INVENTORIES, NET
(in millions)                                 2001         2000

  At FIFO or average cost (approximates
   current cost)
         Finished goods                     $  851       $1,155
         Work in process                       318          423
         Raw materials and supplies            412          589
                                            ------       ------
                                             1,581        2,167
         LIFO reserve                         (444)        (449)
                                            ------       ------
           Total                            $1,137       $1,718
                                            ======       ======

Inventories valued on the LIFO method are approximately 48% and 47% of total inventories in 2001 and 2000, respectively. During 2001, inventory usage resulted in liquidations of LIFO inventory quantities. In the aggregate, these inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these LIFO liquidations was to reduce cost of goods sold by $14 million in 2001. No LIFO layer liquidations occurred in 2000 or 1999.

The Company provides for potentially excess, obsolete or slow-moving inventory based on management's analysis of inventory levels and future sales forecasts. The Company also provides for inventories whose cost is in excess of market. At December 31, 2001 and 2000, aggregate excess, obsolete, slow- moving and lower of cost or market reserves were $99 million and $96 million, respectively.
-------------------------------------------------------------------------

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT, NET
(in millions)                                 2001         2000

  Land                                     $   127      $   141
  Buildings and building improvements        2,602        2,285
  Machinery and equipment                    9,884        9,585
  Construction in progress                     369          952
                                           -------      -------
                                            12,982       12,963
  Accumulated depreciation                  (7,323)      (7,044)
                                           -------      -------
    Net properties                         $ 5,659      $ 5,919
                                           =======      =======

Depreciation expense was $765 million, $738 million and $773 million for the years 2001, 2000, and 1999, respectively.
--------------------------------------------------------------------------

NOTE 5:  GOODWILL, NET

(in millions)                                 2001         2000

Goodwill                                    $1,868       $1,724
Accumulated amortization                       920          777
                                            ------       ------
Goodwill, net                               $  948       $  947
                                            ======       ======

During 2001, the Company purchased Ofoto, Inc. and substantially all of the imaging service operations of the Bell & Howell Company. The Company recorded goodwill in connection with these two acquisitions of $37 million and $70 million, respectively. The additional net increase in goodwill results from additional acquisitions, which are all individually immaterial. See Note 19.
--------------------------------------------------------------------------

NOTE 6: INVESTMENTS

At December 31, 2001, the Company's significant equity method investees and the Company's approximate ownership interest in each investee were as follows:

Kodak Polychrome Graphics (KPG)              50%
NexPress Solutions LLC                       50%
Phogenix Imaging LLC                         50%
Matsushita-Ultra Technologies
 Battery Corporation                         30%
Express Stop Financing (ESF)                 50%
SK Display Corporation                       34%

At December 31, 2001 and 2000, the Company's equity investment in these unconsolidated affiliates was $360 million and $317 million, respectively, and is reported within other long-term assets. The Company records its equity in the income or losses of these investees and reports such amounts in other income (charges). See Note 12. These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements.

The Company also has certain investments with less than a 20% ownership interest in various private companies whereby the Company does not have the ability to exercise significant influence. Such investments are accounted for under the cost method. At December 31, 2001 and 2000, the carrying value of these investments aggregated $51 million and $55 million, respectively, and is reported in other long-term assets. During 2001, the Company recorded an asset impairment charge of $15 million on certain strategic and non-strategic investments which exhibited other-than-temporary declines in their fair value. See Note 14.

Kodak sells certain of its long-term lease receivables relating to the sale of photofinishing equipment to ESF without recourse to the Company. Sales of long-term lease receivables to ESF were approximately $83 million, $153 million and $397 million in 2001, 2000 and 1999, respectively. See Note 10.

The Company sells graphics film and other products to its equity affiliate, KPG. Sales to KPG for the years ended December 31, 2001, 2000 and 1999 amounted to $350 million, $419 million and $540 million, respectively, and cost of goods sold on these sales amounted to $258 million, $290 million and $359 million for the years ended December 31, 2001, 2000 and 1999, respectively. These sales and cost of goods sold amounts are reported in the Consolidated Statement of Earnings. The Company eliminates profits on these sales, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. At December 31, 2001 and 2000, amounts due from KPG on such sales were $40 million and $52 million, respectively, and are reported in receivables, net. Additionally, the Company has guaranteed certain debt obligations of KPG up to $175 million which is included in the total guarantees amount of $277 million at December 31, 2001, as discussed in
Note 10.

The Company also sells toner products to its 50% owned equity affiliate, NexPress. However, these sales transactions are not material to the Company's results of operations or financial position.

Kodak has no other material activities with its investees.
-------------------------------------------------------------------------

NOTE 7:  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

(in millions)                                 2001         2000

Accounts payable, trade                     $  674       $  817
Accrued advertising and promotional
 expenses                                      568          578
Accrued employment-related liabilities         749          780
Accrued restructuring liabilities              318            -
Dividends payable                                -          128
Other                                          967        1,100
                                            ------       ------
    Total payables                          $3,276       $3,403
                                            ======       ======

The Other component above consists of other miscellaneous current liabilities which, individually, are less than 5% of the Total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with
Regulation S-X.
-------------------------------------------------------------------------

NOTE 8:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS

The Company's short-term borrowings at December 31, 2001 and 2000 were as follows:
(in millions)                                 2001         2000

Commercial paper                            $1,140       $1,809
Current portion of long-term debt              156          148
Short-term bank borrowings                     238          249
                                            ------       ------
    Total short-term borrowings             $1,534       $2,206
                                            ======       ======

The weighted average interest rates for commercial paper outstanding during 2001 and 2000 were 3.6% and 6.6%, respectively. The weighted average interest rates for short-term borrowings outstanding during 2001 and 2000 were 6.2% and 5.4%, respectively.

The Company has $2.45 billion in revolving credit facilities established in 2001, which are available to support the Company's commercial paper program and for general corporate purposes. The credit agreements are comprised of a 364-day commitment at $1.225 billion expiring in July 2002 and a 5-year commitment at $1.225 billion expiring in July 2006. If unused, they have a commitment fee of $3 million per year, at the Company's current credit rating. Interest on amounts borrowed under these facilities is calculated at rates based on the Company's credit rating and spreads above certain reference rates. There were no amounts outstanding under these arrangements or the prior year arrangement at December 31, 2001 and 2000, respectively. The facility includes a covenant which requires the Company to maintain a certain EBITDA (earnings before interest, income taxes, depreciation and amortization) to iterest ratio. In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. The Company does not anticipate that a violation is likely to occur.

LONG-TERM DEBT
(in millions)

Description and Interest    Maturity Dates
Rates of 2001 Borrowings    of 2001 Borrowings    2001     2000

Notes:
 3.74%                          2003            $   10   $    -
 6.38% - 8.25%              2002 - 2006            959      473
 9.20% - 9.95%              2003 - 2021            191      191

Debentures:
 1.11% - 3.16%              2003 - 2004             42       61

Other:
 2.42%                          2004               190        -
 5.94% - 6.66%              2002 - 2010            430      591
                                                ------   ------
                                                 1,822    1,316
Current portion of long-term debt                 (156)    (150)
                                                ------   ------
Long-term debt, net of current portion          $1,666   $1,166
                                                ======   ======

Annual maturities (in millions) of long-term debt outstanding at December 31, 2001 are as follows: 2002: $13; 2003: $394; 2004: $379; 2005: $333;
2006: $500; 2007 and beyond: $47.

During the second quarter of 2001, the Company issued Medium-Term Notes consisting of floating-rate notes in the amount of $150 million maturing on September 16, 2002 and 6.375% fixed notes in the amount of $500 million maturing on June 15, 2006. The proceeds from this offering were used to pay down a portion of the Company's outstanding commercial paper.

The Company has a shelf registration statement for medium-term notes of which $1.35 billion remains available for issuance.
--------------------------------------------------------------------------

NOTE 9:  OTHER LONG-TERM LIABILITIES
(in millions)                                   2001        2000

Deferred compensation                         $  164      $  166
Minority interest in Kodak companies              84          93
Environmental liabilities                        162         113
Deferred income taxes                             81          61
Other                                            229         248
                                              ------      ------
    Total                                     $  720      $  681
                                              ======      ======

The Other component above consists of other miscellaneous long-term liabilities which, individually, are less than 5% of the Total liabilities component in the Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.
--------------------------------------------------------------------------

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Environmental

Cash expenditures for pollution prevention and waste treatment for the Company's current manufacturing facilities were as follows:
                                      2001      2000        1999
(in millions)

Recurring costs for
 pollution prevention and waste
 treatment                            $ 68      $ 72        $ 69
Capital expenditures for pollution
 prevention and waste
 treatment                              27        36          20
Site remediation costs                   2         3           5
                                      ----      ----        ----
    Total                             $ 97      $111        $ 94
                                      ====      ====        ====

At December 31, 2001 and 2000, the Company's undiscounted accrued liabilities for environmental remediation costs amounted to $162 million and $113 million, respectively. These amounts are reported in the other long-term liabilities.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this Program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFIs) and Corrective Measures Studies (CMS) for areas at the site. At December 31, 2001, estimated future remediation costs of $70 million are accrued on an undiscounted basis by the Company and are included in the environmental accruals reported in the other long-term liabilities.

Additionally, the Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. In addition, the Company has been identified as a potentially responsible party (PRP) in connection with the non-imaging health businesses in five active Superfund sites. At December 31, 2001, estimated future remediation costs of $51 million are accrued on an undiscounted basis by the Company and are included in the environmental accruals reported in the other long-term liabilities.

The Company recorded a $41 million charge in the fourth quarter of 2001 for additional environmental reserves. This amount has been included in selling, general and administrative expenses. Approximately $34 million has been provided for two former manufacturing sites located outside the United States. Investigations were completed by an external environmental consultant in the fourth quarter of 2001, which facilitated the completion of cost estimates for the future remediation and monitoring of these sites. In addition, the accrual incorporates the Company's estimate of its cost to repurchase one of the sites and demolish the buildings in preparation for its possible conversion to a public park. The establishment of these accruals is consistent with Kodak's policy to record accruals for environmental remediation obligations generally no later than the completion of feasibility studies. The additional $7 million recorded during the fourth quarter of 2001 represents the estimated increased costs associated with the site remediation of the non-imaging health businesses sold in 1994 discussed above ($4 million) and increases in estimated costs ($3 million) associated with the remediation of other facilities which are not material to the Company's financial position, results of operations, cash flows or competitive position. These aforementioned environmental accruals have been established on an undiscounted basis.

Cash expenditures for the aforementioned remediation and monitoring activities are expected to be incurred over the next thirty years for each site. The accrual reflects the Company's cost estimate of the amount it will incur under the agreed-upon or proposed work plans. The Company's cost estimate is based upon existing technology and has not been reduced by possible recoveries from third parties. The Company's estimate includes equipment and operating costs for remediation and long-term monitoring of the sites.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice under which the Company is subject to a Compliance Schedule by which the Company improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $24 million over the next nine years. These expenditures are primarily capital in nature and, therefore, are not included in the environmental accrual at December 31, 2001.

The Company is presently designated as a PRP under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (The Superfund law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at six active Superfund sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have also been designated at these sites, and although the law imposes joint and several liability on PRPs, the Company's historical experience demonstrates that these costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial position or results of operations.

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

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. A finite estimate of cost does not normally become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability and the Company continually updates its cost estimates. It is reasonably possible that the Company's recorded estimates of its liabilities may change and there is no assurance that additional costs greater than the amounts accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent.

Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that financial position, results of operations, cash flows or competitive positions could be affected by the impact of the ultimate resolution of these matters.

Other Commitments and Contingencies

The Company has entered into agreements with several companies which provide Kodak with products and services to be used in its normal operations. The minimum payments for these agreements are approximately $221 million in 2002, $191 million in 2003, $165 million in 2004, $137 million in 2005, $82 million in 2006 and $246 million in 2007 and thereafter.

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At December 31, 2001, these guarantees totaled approximately $277 million. Within the total amount of $277 million, the Company is guaranteeing debt in the amount of $175 million for Kodak Polychrome Graphics, an unconsolidated affiliate in which the Company has a 50% ownership interest. The balance of the amount is principally comprised of other loan guarantees and guarantees of customer amounts due to banks in connection with various banks' financing of customers' purchase of equipment and products from Kodak. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. Management believes the likelihood is remote that material payments will be required under these guarantees.

Qualex, a wholly-owned subsidiary of Kodak, has a 50% ownership interest in ESF, which is a joint venture partnership between Qualex and Dana Credit Corporation (DCC), a wholly-owned subsidiary of Dana Corporation. Qualex accounts for its investment in ESF under the equity method of accounting. ESF provides a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit. As part of the operations of its photofinishing services, Qualex sells equipment under a sales-type lease arrangement and records a long-term receivable. These long-term receivables are subsequently sold to ESF without recourse to Qualex. ESF incurs long-term debt to finance the purchase of the receivables from Qualex. This debt is collateralized solely by the long-term receivables purchased from Qualex, and in part, by a $60 million guarantee from DCC. Qualex provides no guarantee or collateral to ESF's creditors in connection with the debt, and ESF's debt is non-recourse to Qualex. Qualex's only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases. Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor to fulfill its servicing obligations under the leases.
The primary photofinishing equipment vendor is currently experiencing financial difficulty, which raises concern about Qualex's ability to procure the required service parts. Although the lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations under the leases, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $570 million at December 31, 2001. To mitigate the risk of not being able to fulfill its service obligations, Qualex has built up its inventory of these spare parts and has begun refurbishing used parts. Additionally, Qualex has entered into spare parts escrow agreements under which bills of materials, parts drawings, intellectual property and other information necessary to manufacture the parts were put into escrow arrangements. In the event that the primary photofinishing equipment vendor were unable to supply the necessary parts to Qualex, Qualex would gain access to the information in the escrow arrangements to either manufacture or have manufactured the parts necessary to fulfill its servicing obligations. Management is currently negotiating alternatives with the photofinishing equipment vendor to further mitigate the above risks.

In December 2001, Standard & Poor's downgraded the credit ratings of Dana Corporation to BB for long-term debt and B for short-term debt, which are below investment grade. This action created a Guarantor Termination Event under the Receivables Purchase Agreement (RPA) that ESF has with its banks under the RPA. To cure the Guarantor Termination Event, in January 2002, ESF posted $60 million of additional collateral in the form of cash and long-term lease receivables. At that time, if Dana Corporation were downgraded to below BB by Standard & Poor's or below Ba2 by Moody's, that action would constitute a Termination Event under the RPA and ESF would be forced to renegotiate its debt arrangements with the banks. On February 22, 2002, Moody's downgraded Dana Corporation to a Ba3 credit rating, thus creating a Termination Event.

Under the Termination Event, the banks can require ESF to put up an additional 6% collateral against the debt (on a debt balance of approximately $405 million at the time of filing the annual report, the additional collateral would be approximately $24 million), the interest rate on the debt could be increased 2 percentage points and Qualex could be precluded from selling any new receivables to ESF until the Termination Event has been waived by the banks. ESF does not currently have the ability to put up the additional collateral, and therefore, ESF would require additional capital infusions by DCC and Qualex. If DCC and/or Qualex do not provide the additional capital funding to ESF, the banks could accelerate the debt and force ESF to liquidate its long-term lease receivables to service the debt. Management believes that it is unlikely that the banks would accelerate the debt, and force ESF to sell the receivables to a third party to generate cash to satisfy the debt, due to the high-quality nature of the underlying long-term receivable portfolio. Furthermore, under this scenario, the banks would not have any recourse against Qualex; rather, the impact on Qualex would be limited to the need to find an alternative source of financing for future photofinishing equipment placements. Additionally, under this scenario, it is not expected that the operations of the customers who are leasing the equipment under these long-term lease arrangements would be affected such that Qualex's revenue stream for future sales of photofinishing consumables would be jeopardized. ESF is beginning negotiations with the banks to resolve the Termination Event.

The current RPA arrangement expires on July 23, 2002, at which time the RPA can be extended or terminated. If the RPA is terminated, Qualex will no longer be able to sell its lease receivables to ESF and will need to find an alternative financing solution for future sales of its photofinishing equipment. Under the partnership agreement between Qualex and DCC, subject to certain conditions, ESF has exclusivity rights to purchase Qualex's long-term lease receivables. The term of the partnership agreement continues through October 6, 2003. In light of the Termination Event referred to above and the timing of the partnership termination, Qualex is currently considering alternative financing solutions for prospective leasing activity with its customers.

At December 31, 2001, the Company had outstanding letters of credit totaling $42 million and surety bonds in the amount of $94 million to ensure the completion of environmental remediations and payment of possible casualty and workers' compensation claims.

Rental expense, net of minor sublease income, amounted to $126 million in 2001, $155 million in 2000 and $142 million in 1999. The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $106 million in 2002, $85 million in 2003, $70 million in 2004, $36 million in 2005, $25 million in 2006 and $45 million in 2007 and thereafter.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations.
--------------------------------------------------------------------------

NOTE 11:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts of the assets
(liabilities) and the estimated fair values of financial instruments at December 31, 2001 and 2000:

                                  2001                    2000
(in millions)
                          Carrying      Fair      Carrying      Fair
                           Amount       Value      Amount       Value

Marketable securities:
  Current                 $     3       $   3   $     5       $     5
  Long-term                    34          34        54            53
Other investments               -           -         2             2
Long-term debt             (1,666)     (1,664)   (1,166)       (1,184)
Foreign currency forwards       1           1       (44)          (44)
Silver forwards                 1           1       (17)          (17)
Interest rate swap             (2)         (2)        -             -

Marketable securities and other investments are valued at quoted market prices. The fair values of long-term borrowings are determined by reference to quoted market prices or by obtaining quotes from dealers. The fair values for the remaining financial instruments in the above table are based on dealer quotes and reflect the estimated amounts the Company would pay or receive to terminate the contracts. The carrying values of cash and cash equivalents, receivables, short-term borrowings and payables approximate their fair values.

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates which may adversely affect its results of operations and financial position. The Company manages such exposures, in part, with derivative financial instruments. The fair value of these derivative instruments is reported in other current assets or accounts payable and other current liabilities.

Foreign currency forward contracts are used to hedge existing foreign currency denominated assets and liabilities, especially those of the Company's International Treasury Center, as well as forecasted foreign currency denominated intercompany sales. Silver forward contracts are used to mitigate the Company's risk to fluctuating silver prices. The Company's exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. An interest rate swap agreement was used to convert some floating-rate debt to fixed-rate debt. The Company does not utilize financial instruments for trading or other speculative purposes.

On January 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The transition adjustment was a loss of $1 million recorded in other income (charges) for marking foreign exchange forward contracts to fair value, and an unrealized gain of $3 million recorded in other comprehensive income for marking silver forward contracts to fair value. These items were not displayed in separate captions as cumulative effects of a change in accounting principle, due to their immateriality. The fair value of the contracts is reported in other current assets or in other current liabilities.

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales. At December 31, 2001, the Company had cash flow hedges for the Euro, the Canadian dollar, the Australian dollar, and the Korean won, with maturity dates ranging from January 2002 to July 2002.

At December 31, 2001, the fair value of all open foreign currency forward contracts was an unrealized gain of $1 million, recorded in other comprehensive income. Additionally, realized losses of less than $1 million, related to closed foreign currency contracts, have been deferred in other comprehensive income. If all amounts deferred to other comprehensive income related to these contracts were to be realized, less than $1 million of gains would be reclassified into cost of goods sold over the next twelve months as the inventory transferred in connection with the intercompany sales is sold to third parties. During 2001, a loss of $13 million was reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings (both in other income). The majority of the contracts held by the Company are denominated in Euros, Australian dollars, British pounds, Canadian dollars, and Chinese renminbi.

The Company has entered into silver forward contracts that are designated as cash flow hedges of price risk related to forecasted worldwide silver purchases. The Company used silver forward contracts to minimize its exposure to increases in silver prices in 2000 and 2001. At December 31, 2001, the Company had open forward contracts with maturity dates ranging from January 2002 to June 2002.

At December 31, 2001, the fair value of open silver forward contracts was an unrealized gain of $1 million, recorded in other comprehensive income. If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months. During 2001, a realized loss of $35 million was recorded in cost of goods sold. At December 31, 2001, realized losses of $7 million, related to closed silver contracts, were recorded in other comprehensive income. These losses will be reclassified into cost of goods sold as silver-containing products are sold, all within the next twelve months. Hedge ineffectiveness was insignificant.

In July 2001, the Company entered into an interest rate swap agreement designated as a cash flow hedge of the LIBOR-based floating-rate interest payments on $150 million of debt issued June 26, 2001 and maturing September 16, 2002. The swap effectively converts interest expense on that debt to a fixed annual rate of 4.06%.

At December 31, 2001, the fair value of the swap was a loss of $2 million, recorded in other comprehensive income. If this amount were to be realized, all of this loss would be reclassified into interest expense within the next twelve months. During 2001, less than $1 million was charged to interest expense related to the swap. There was no hedge ineffectiveness.

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
------------------------------------------------------------------------

NOTE 12:  OTHER INCOME (CHARGES)

(in millions)                              2001         2000         1999

Investment income                         $  15        $  36        $  37
Loss on foreign exchange transactions        (9)         (13)          (2)
Equity in income (losses) of
 unconsolidated affiliates                  (79)        (110)         (11)
Gain on sales of investments                 18          127           41
Gain on sales of capital assets               3           51           28
(Loss) gain on sales of subsidiaries          -           (9)         120
Interest on past-due receivables             10           14           15
Minority interest                            11          (11)          30
Other                                        13           11            3
                                          -----         ----        -----
     Total                                $ (18)        $ 96        $ 261
                                          =====         ====        =====
--------------------------------------------------------------------------

NOTE 13:  INCOME TAXES

The components of earnings before income taxes and the related provision for U.S. and other income taxes were as follows:

(in millions)                           2001         2000         1999

Earnings (loss) before income
 taxes
  U.S.                                $ (266)      $1,294       $1,398
  Outside the U.S.                       374          838          711
                                      ------       ------       ------
    Total                             $  108       $2,132       $2,109
                                      ======       ======       ======
U.S. income taxes
  Current (benefit) provision         $  (65)      $  145       $  185
  Deferred (benefit) provision           (69)         225          215
Income taxes outside the U.S.
  Current provision                      177          268          225
  Deferred (benefit) provision            (5)          37           23
State and other income taxes
  Current provision                        3           35           60
  Deferred (benefit) provision            (9)          15            9
                                      ------       ------       ------
    Total                             $   32       $  725       $  717
                                      ======       ======       ======

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:

(in millions)                           2001         2000         1999

Amount computed using the statutory
 rate                                   $ 38         $746         $738
Increase (reduction) in taxes
 resulting from:
    State and other income taxes,
     net of federal                       (4)          33           45
    Goodwill amortization                 45           40           36
    Export sales and manufacturing
     credits                             (19)         (48)         (45)
    Operations outside the U.S.          (10)         (70)         (41)
    Valuation allowance                  (18)          (9)           5
    Tax settlement                       (11)           -            -
    Other, net                            11           33          (21)
                                        ----         ----         ----
        Provision for income taxes      $ 32         $725         $717
                                        ====         ====         ====

During the third quarter of 2001, the Company reached a favorable tax settlement, which resulted in a tax benefit of $11 million. In addition, during the fourth quarter the Company recorded a $20 million tax benefit due to a reduction in the estimated effective tax rate for the full year. The reduction in the estimated effective tax rate was primarily attributable to a shift in actual earnings versus estimates toward lower tax rate jurisdictions, and an increase in creditable foreign tax credits as compared to estimates.

The significant components of deferred tax assets and liabilities were as follows:

(in millions)                           2001         2000

Deferred tax assets
    Postemployment obligations        $  867       $  916
    Restructuring programs               122            -
    Employee deferred compensation       120          116
    Inventories                           99          139
    Tax loss carryforwards                56          103
    Other                                739          768
                                      ------       ------
Total deferred tax assets              2,003        2,042
                                      ------       ------
Deferred tax liabilities
    Depreciation                         612          555
    Leasing                              188          225
    Other                                535          591
                                      ------       ------
Total deferred tax liabilities         1,335        1,371
                                      ------       ------
Valuation allowance                       56          103
                                      ------       ------
Net deferred tax assets               $  612       $  568
                                      ======       ======

Deferred income tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position:

(in millions)                           2001         2000

Deferred income tax charges (current) $  521        $ 575
Other long-term assets                   201           88
Accrued income taxes                     (29)         (34)
Other long-term liabilities              (81)         (61)
                                      ------        -----
Net deferred income tax assets        $  612        $ 568
                                      ======        =====

The valuation allowance is primarily attributable to certain net operating loss carryforwards outside the U.S. The primary reason for the decline in the valuation allowance from 2000 to 2001 was attributable to utilization of tax loss carryforwards by certain units outside the U.S.
A majority of the net operating loss carryforwards are subject to a five-year expiration period. Management believes that it is more likely than not that it will generate taxable income in certain jurisdictions sufficient to realize the remaining tax benefit associated with the future deductible temporary differences identified above. This belief is based upon a review of all available evidence, including historical operating results and projections of future taxable income.

Retained earnings of subsidiary companies outside the U.S. were approximately $1,491 million and $1,574 million at December 31, 2001 and 2000, respectively. Retained earnings at December 31, 2001 are considered to be reinvested indefinitely. It is not practicable to determine the deferred tax liability for temporary differences related to these retained earnings.
-------------------------------------------------------------------------

NOTE 14:  RESTRUCTURING COSTS AND OTHER

The following table summarizes the activity with respect to the restructuring charges and reversals recorded in 2001, 2000 and 1999 and the remaining balance in the related restructuring and asset impairment reserves at December 31, 2001:

(in millions)
                                               Long-term   Exit
                      Severance      Inventory  Assets    Costs
                 ------------------- --------- ---------  -----
                 Number of
                 Employees  Reserve   Reserve   Reserve   Reserve  Total
                 ---------  -------   -------   -------   -------  -----
1999 charges         3,400    $ 250     $ -      $  90     $  10   $ 350
1999 utilization      (400)     (21)      -        (90)        -    (111)
                    ------    ------    ---      -----     -----   -----
Ending balance at
 December 31, 1999   3,000      229       -          -        10     239
2000 reversal         (500)     (44)      -          -         -     (44)
2000 utilization    (2,500)    (185)      -          -       (10)   (195)
                    ------    -----     ---      -----     -----   -----
Ending balance at
 December 31, 2000       -        -       -          -         -       -
2001 charges         7,200      351      84        215        48     698
2001 reversal         (275)     (20)      -          -         -     (20)
2001 utilization    (2,700)     (56)    (84)      (215)       (5)   (360)
                    ------    -----     ---      -----     -----   -----
Ending balance at
 December 31, 2001   4,225    $ 275     $ -      $   -     $  43   $ 318
                    ======    =====     ===      =====     =====   =====

2001 Restructuring Programs and Other
-------------------------------------

During 2001, the Company recorded a total charge for its two separate restructuring programs, the first of which was implemented in the second and third quarters of 2001 and the second of which was implemented in the fourth quarter of 2001, of $698 million, primarily for the rationalization of the U.S. photofinishing operations, the elimination of excess manufacturing capacity, the exit of certain operations and reductions in research and development positions and selling, general and administrative positions worldwide. The total restructuring amount of $698 million was comprised of charges for severance, long-term assets, inventory, and exit costs of $351 million, $215 million, $84 million and $48 million, respectively. Additionally, during 2001, the Company recorded asset impairments relating to the Wolf Camera bankruptcy, its photofinishing operations, relocation costs in connection with a closed manufacturing site and investments in strategic and non-strategic ventures of $77 million, $42 million, $18 million and $15 million, respectively.

Approximately $351 million of the charges of $698 million was for employee severance covering 7,200 worldwide positions. The geographic breakdown includes approximately 4,300 employees in the U.S. and Canada and 2,900 throughout the rest of the world. The 7,200 personnel were associated with the realignment of manufacturing (2,450), service and photofinishing operations (1,950), R&D (425) and administrative (2,375) functions in various locations of the Company's worldwide operations. Approximately 2,700 positions were eliminated by the end of 2001, with the majority of the remaining positions to be eliminated during the early part of 2002. In the fourth quarter of 2001, the Company reversed $20 million of the second quarter severance charge as certain severance actions, primarily in the European, African and Middle Eastern Region (EAMER) and Japan, will be completed at a total cost less than originally estimated. This is the result of a lower actual severance cost per employee as compared with the original amounts estimated. In addition, approximately 275 (150 service and photofinishing, 100 administrative and 25 R&D) fewer employees will be separated. The original severance accrual of $351 million and the $20 million reversal were included in restructuring costs and other.

The Company included $119 million of the $698 million provision in cost of goods sold, representing an $84 million inventory write-down associated with product line discontinuances and $35 million related to accelerated depreciation on assets presently used in operations which were disposed of during the latter part of 2001 or will be disposed of through abandonment within the first three months of 2002.

Also included in restructuring costs and other were write-offs and costs associated with the Company's exit from non-strategic operations and investments, consisting of $180 million for the write-off of capital assets, goodwill and investments, and $48 million for exit costs. The exit costs consist principally of lease termination expenses, shutdown costs and vendor penalty payments, which have been accrued on an undiscounted basis.

In 2001, the Company recorded a $77 million charge associated with the bankruptcy of the Wolf Camera Inc. consumer retail business. This amount is reflected in restructuring costs and other.

During 2001, the Company recorded a $42 million charge representing the write-off of certain lease residuals, receivables and capital assets resulting primarily from technology changes in the transition from optical to digital photofinishing equipment within the Company's onsite photofinishing operations. The charges for the lease residuals and capital assets totaling $19 million have been included in cost of goods sold. The remaining $23 million has been included in restructuring costs and other.

1999 Program
------------

During the third quarter of 1999, the Company recorded a restructuring charge of $350 million relating to worldwide manufacturing and photofinishing consolidation and reductions in selling, general and administrative positions worldwide. Approximately $250 million of the $350 million restructuring charge was for severance covering 3,400 worldwide positions. The geographic breakdown included approximately 1,475 employees in the U.S. and Canada and 1,925 throughout the rest of the world. These reductions were associated with the realignment of manufacturing (1,500) and service and photofinishing operations (870), and the consolidation of sales and marketing (460), R&D (70) and administrative (500) functions in various locations of the Company's worldwide operations.

In the second quarter of 2000, the Company reversed approximately $44 million of severance-related costs originally recorded as part of this program. The reversal was the result of two factors which occurred during the second quarter. First, certain manufacturing operations originally planned to be outsourced were retained, as cost-beneficial arrangements for the Company could not be reached. Second, severance actions in Japan and Europe were completed at a cost less than originally estimated. Consequently, approximately 500 (450 manufacturing and 50 administrative) fewer employees were separated. The original $350 million charge in 1999 and the $44 million reversal are included in the restructuring cost and other. Aside from the actions described above, all other projects included in this program were effectively completed by December 31, 2000. A total of 2,900 employees were terminated under this program in 2000 and 1999.

Also included in restructuring costs and other are $90 million for asset write-downs and $10 million for shutdown costs. These charges are primarily for vacant buildings to be sold, equipment to be shut down and other costs related to the Company's sale and exit of its Elmgrove manufacturing facility.

Other Cost Reductions
---------------------

In addition to the charges discussed above, the Company incurred charges of approximately $11 million in 1999 and $50 million during 2000 for the accelerated depreciation of certain assets which remained in use until the Company sold its Elmgrove manufacturing facility in the second quarter, and related relocation costs. These charges were included in cost of goods sold. The sale of this facility did not result in a material gain or loss to the Company.
-----------------------------------------------------------------------

NOTE 15:  RETIREMENT PLANS

Substantially all U.S. employees are covered by a noncontributory plan, the Kodak Retirement Income Plan (KRIP), which is funded by Company contributions to an irrevocable trust fund. The funding policy for KRIP is to contribute amounts sufficient to meet minimum funding requirements as determined by employee benefit and tax laws plus additional amounts the Company determines to be appropriate. Generally, benefits are based on a formula recognizing length of service and final average earnings. Assets in the fund are held for the sole benefit of participating employees and retirees. The assets of the trust fund are comprised of corporate equity and debt securities, U.S. government securities, partnership and joint venture investments, interests in pooled funds, and various types of interest rate, foreign currency and equity market financial instruments. Kodak common stock represents approximately 3.4% of trust assets.

On March 25, 1999, the Company amended this plan to include a separate cash balance formula for all U.S. employees hired after February 1999. All U.S. employees hired prior to that date were granted the option to choose the KRIP plan or the Cash Balance Plus plan. Written elections were made by employees in 1999, and were effective January 1, 2000. The Cash Balance Plus plan credits employees' accounts with an amount equal to 4% of their pay, plus interest based on the 30-year treasury bond rate. In addition, for employees participating in this plan and the Company's defined contribution plan, the Savings and Investment Plan
(SIP), the Company will match SIP contributions for an amount up to 3% of pay, for employee contributions of up to 5% of pay. Company contributions to SIP were $15 million and $11 million for 2001 and 2000, respectively. As a result of employee elections to the Cash Balance Plus plan, the reductions in future pension expense will be almost entirely offset by the cost of matching employee contributions to SIP. The impact of the Cash Balance Plus plan is shown as a plan amendment.

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

Changes in the Company's benefit obligation, plan assets and funded status for major plans are as follows:

(in millions)                            2001                   2000
                                              Non-                   Non-
                                     U.S.     U.S.         U.S.      U.S.
Change in Benefit Obligation

  Projected benefit obligation
   at January 1                   $ 5,530   $1,805      $ 5,798   $1,905
  Service cost                         94       33           89       35
  Interest cost                       406      101          408      114
  Participant contributions             -        6            -       12
  Plan amendment                        -        -          (67)      (3)
  Benefit payments                   (555)    (106)        (578)    (111)
  Actuarial loss (gain)               182       21         (115)      12
  Settlements                           -       (3)           -      (13)
  Curtailments                          -        -           (5)       -
  Currency adjustments                  -      (75)           -     (120)
                                  -------   ------      -------   ------
  Projected benefit obligation
   at December 31                 $ 5,657   $1,782      $ 5,530   $1,831
                                  =======   ======      =======   ======

Change in Plan Assets

  Fair value of plan assets
   at January 1                   $ 7,290   $1,880      $ 7,340   $1,917
  Actual return on plan assets       (418)    (115)         528      187
  Employer contributions                -       33            -       38
  Participant contributions             -        6            -       12
  Benefit payments                   (555)    (106)        (578)    (111)
  Settlements                           -       (3)           -      (13)
  Currency adjustments                  -      (75)           -     (126)
  Other                                 -        5            -        1
                                  -------   ------      -------   ------
  Fair value of plan assets
   at December 31                 $ 6,317   $1,625      $ 7,290   $1,905
                                  =======   ======      =======   ======


Funded Status at December 31      $   660   $ (157)     $ 1,760   $   74

  Unamortized:
    Transition asset                  (56)     (22)        (115)     (33)
    Net (gain) loss                  (125)     338       (1,323)      65
    Prior service cost                  3        5            3       12
                                  -------   ------      -------   ------
  Net amount recognized at
   December 31                    $   482   $  164      $   325   $  118
                                  =======   ======      =======   ======

Amounts recognized in the Statement of Financial Position for major plans are as follows:

(in millions)                            2001                   2000
                                              Non-                   Non-
                                     U.S.     U.S.         U.S.      U.S.

Prepaid pension cost              $   482   $  180      $   325   $  139
Accrued benefit liability               -      (16)           -      (21)
                                  -------   ------      -------   ------
Net amount recognized at
 December 31                      $   482   $  164      $   325   $  118
                                  =======   ======      =======   ======

The prepaid pension cost asset amounts for the U.S. and Non-U.S. for 2001 of $482 million and $180 million, respectively, and $325 million and $139 million, respectively, for 2000 are included in other long-term assets.


Pension expense (income) for all plans included:

(in millions)                   2001            2000             1999
                                     Non-            Non-             Non-
                             U.S.    U.S.    U.S.    U.S.     U.S.    U.S.

  Service cost              $  94   $  33   $  89   $  36    $ 107   $  34
  Interest cost               406     101     408     114      426     111
  Expected return on plan
   assets                    (599)   (149)   (572)   (157)    (537)   (137)
  Amortization of:
   Transition asset           (59)     (9)    (59)    (10)     (59)    (10)
   Prior service cost           1       7       1       8       10       8
   Actuarial loss               -       1       -       3        2      10
                            -----   -----   -----   -----    -----   -----
                             (157)    (16)   (133)     (6)     (51)     16
Curtailments                    -       -      (3)      -       (1)      -
Settlements                     -       1       -       1        -       -
                            -----   -----   -----   -----    -----   -----
Net pension (income) expense (157)    (15)   (136)     (5)     (52)     16
Other plans including
  unfunded plans               48      82      41      69       33      51
                            -----   -----   -----   -----    -----   -----
Total net pension (income)
  expense                   $(109)  $  67   $ (95)  $  64    $ (19)  $  67
                            =====   =====   =====   =====    =====   =====

There was no curtailment gain or loss recognized as a result of the 2001 restructuring programs. The Company recorded a $3 million curtailment gain in 2000 and a $9 million curtailment loss in 1999 as a result of the reduction in employees from the 1997 restructuring program.
Additionally, the Company recorded a $10 million curtailment gain in 1999 as a result of the sale of the Office Imaging operations.

The weighted assumptions used to compute pension amounts for major plans were as follows:

                                         2001               2000
                                              Non-                Non-
                                    U.S.      U.S.      U.S.      U.S.

Discount rate                      7.25%      5.90%    7.50%      6.00%
Salary increase rate               4.30%      3.10%    4.30%      3.10%
Long-term rate of return on
 plan assets                       9.50%      8.50%    9.50%      8.70%

The Company also sponsors an unfunded plan for certain U.S. employees, primarily executives. The benefits of this plan are obtained by applying KRIP provisions to all compensation, including amounts being deferred, and without regard to the legislated qualified plan maximums, reduced by benefits under KRIP. At December 31, 2001 and 2000, the projected benefit obligations of this plan amounted to $200 million and $187 million, respectively. The Company has accrued in postemployment liabilities its unfunded accumulated benefit obligation (ABO) of $183 million and $171 million as of December 31, 2001 and 2000, respectively. Pension expense recorded in 2001, 2000 and 1999 related to this plan was $18 million, $34 million and $21 million, respectively.
-------------------------------------------------------------------------

NOTE 16:  OTHER POSTRETIREMENT BENEFITS

The Company provides healthcare, dental and life insurance benefits to U.S. eligible retirees and eligible survivors of retirees. In general, these benefits are provided to U.S. retirees that are covered by the Company's KRIP plan. These benefits are funded from the general assets of the Company as they are incurred. Certain non-U.S. subsidiaries offer healthcare benefits; however, the cost of such benefits is not material to the Company.

Changes in the Company's benefit obligation and funded status are as follows:

(in millions)                             2001      2000

Net benefit obligation at beginning
 of year                               $ 2,602   $ 2,307
  Service cost                              14        12
  Interest cost                            195       169
  Plan participants' contributions           2         3
  Plan amendments                            -        62
  Actuarial loss                           446       229
  Curtailments                               -         1
  Benefit payments                        (213)     (181)
                                       -------   -------
Net benefit obligation at end of year  $ 3,046   $ 2,602
                                       =======   =======


Funded status at end of year           $(3,046)  $(2,602)
Unamortized net loss                     1,106       700
Unamortized plan amendments               (450)     (510)
                                       -------   -------
Net amount recognized and recorded
 at end of year                        $(2,390)  $(2,412)
                                       =======   =======


The weighted-average assumptions used to compute other postretirement benefit amounts were as follows:

                                          2001      2000

Discount rate                             7.25%     7.50%
Salary increase rate                      4.30%     4.30%
Healthcare cost trend (a)                10.00%     8.00%

(a) decreasing to 5.00% by 2007

(in millions)                             2001      2000      1999

Components of net postretirement
 benefit cost
  Service cost                          $   14    $   12    $   13
  Interest cost                            195       169       152
  Amortization of:
    Prior service cost                     (60)      (67)      (68)
    Actuarial loss                          40        18         8
                                        ------    ------    ------
                                           189       132       105

  Curtailments                               -        (6)      (90)
                                        ------    ------    ------
Total net postretirement benefit cost   $  189    $  126    $   15
                                        ======    ======    ======

There were no curtailment gains or losses recognized as a result of the 2001 restructuring programs. The Company recorded curtailment gains of $6 million and $71 million in 2000 and 1999, respectively, as a result of the reduction in employees from the 1997 restructuring program. Additionally, the Company recorded curtailment gains in 1999 of $15 million as a result of the sale of the Office Imaging operations, and $4 million related to the establishment of the NexPress joint venture.

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

                                             1%          1%
                                          increase    decrease
Effect on total service and interest
  cost components                          $  7        $  (3)
Effect on postretirement benefit
  obligation                                102          (58)

-------------------------------------------------------------------------

NOTE 17:  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income at December 31, 2001, 2000 and 1999 were as follows:

(in millions)                         2001      2000      1999

Accumulated unrealized holding
 (losses) gains related to
 available-for-sale securities       $  (6)    $   7     $ 113

Accumulated unrealized losses
 related to hedging activity            (5)      (38)        -

Accumulated translation
 adjustments                          (524)     (425)     (231)

Accumulated minimum pension
 liability adjustments                 (62)      (26)      (27)
                                     -----     -----     -----
     Total                           $(597)    $(482)    $(145)

NOTE 18:  STOCK OPTION AND COMPENSATION PLANS

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

Under the 1995 Plan, 22 million shares of the Company's common stock were eligible for grant to a variety of employees between February 1, 1995 and December 31, 1999. Option prices are not less than 100% of the per share fair market value on the date of grant, and the options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates. The 1995 Plan also provides for Stock Appreciation Rights (SARs) to be granted, either in tandem with options or freestanding. SARs allow optionees to receive payment equal to the difference between the Company's stock market price on grant date and exercise date. At December 31, 2001, 226,515 freestanding SARs were outstanding at option prices ranging from $56.31 to $71.81.

Under the 1990 Plan, 22 million shares of the Company's common stock were eligible for grant to key employees between February 1, 1990 and January 31, 1995. Option prices could not be less than 50% of the per share fair market value on the date of grant; however, no options below fair market value were granted. The options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates. The 1990 Plan also provided that options with dividend equivalents, tandem SARs and freestanding SARs could be granted. At December 31, 2001, 98,046 freestanding SARs were outstanding at option prices ranging from $32.50 to $44.50.

In January 2002, the Company's shareholders voted in favor of a proposed stock option exchange program for its employees. The voluntary program offers employees a one-time opportunity to exchange stock options they currently hold for new options. The new options are expected to be granted on or about August 26, 2002. The new options will have a grant price equal to the fair market value of Kodak common stock on the new grant date. The number of new options employees will ultimately receive has been determined, prior to the inception of the exchange program, based on the fair value of the existing options, as determined using the Black-Scholes option pricing model. In most cases, employees will receive fewer options in exchange for their current options. The exchange generally applies to all outstanding options held by employees, including two all-employee grants made in 1998 and 2000. The exchange program is not expected to result in the recording of any compensation expense.

Further information relating to options is as follows:
(Amounts in thousands, except per share amounts)

                                                               Weighted
                                    Shares                      Average
                                    Under    Range of Price  Exercise Price
                                    Option      Per Share       Per Share
Outstanding on December 31, 1998    34,331   $30.25 - $92.31    $61.04
   Granted                           4,276   $60.13 - $79.63    $65.17
   Exercised                         1,101   $30.25 - $74.31    $39.73
   Terminated, Canceled or
    Surrendered                        473   $31.45 - $92.31    $63.80
                                    ------
Outstanding on December 31, 1999    37,033   $30.25 - $92.31    $62.12
   Granted                          12,533   $37.25 - $69.53    $54.38
   Exercised                         1,326   $30.25 - $58.63    $32.64
   Terminated, Canceled or
    Surrendered                      3,394   $31.45 - $90.50    $62.22
                                    ------
Outstanding on December 31, 2000    44,846   $32.50 - $92.31    $60.87
   Granted                           8,575   $26.90 - $74.31    $36.49
   Exercised                           615   $32.50 - $43.18    $35.91
   Terminated, Canceled or
    Surrendered                      2,351   $32.50 - $90.75    $50.33
                                    ------
Outstanding on December 31, 2001    50,455   $25.92 - $92.31    $57.53

Exercisable on December 31, 1999    19,913   $30.25 - $92.31    $57.08
Exercisable on December 31, 2000    28,783   $32.50 - $92.31    $62.13
Exercisable on December 31, 2001    31,571   $26.90 - $92.31    $63.54

The table above excludes approximately 68,000 options granted by the Company at an exercise price of $.05-$21.91 as part of an acquisition.

As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Under APB No. 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The Company has determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS No. 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for options issued in each year:

                                      2001          2000         1999

Risk-free interest rates               4.2%          6.2%         5.1%
Expected option lives               6 years       7 years      7 years
Expected volatilities                   34%           29%          28%
Expected dividend yields              4.43%         3.19%        2.76%

The weighted-average fair value of options granted was $8.37, $16.79 and $18.77 for 2001, 2000 and 1999, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (2-3 years). The Company's pro forma information follows:

                                             Year Ended December 31,
(in millions, except per share data)     2001          2000         1999
Net earnings
  As reported                          $   76        $1,407       $1,392
  Pro forma                                (3)        1,346        1,263
Basic earnings per share
  As reported                          $  .26        $ 4.62       $ 4.38
  Pro forma                              (.01)         4.41         3.97
Diluted earnings per share
  As reported                          $  .26        $ 4.59       $ 4.33
  Pro forma                              (.01)         4.41         3.96

The following table summarizes information about stock options at December
31, 2001:
(Number of options in thousands)
                       Options Outstanding            Options Exercisable
              ------------------------------------   ----------------------
 Range of                  Weighted-
 Exercise                   Average      Weighted-                Weighted-
  Prices                   Remaining      Average                  Average
 At     Less              Contractual    Exercise                 Exercise
Least   Than   Options       Life          Price       Options      Price
$25  -  $40     6,175         7.98        $32.08        1,351      $33.81
$40  -  $55    14,356         6.26        $47.87        4,999      $45.31
$55  -  $70    20,060         6.55        $62.52       15,711      $63.44
$70  -  $85     7,512         5.16        $73.42        7,158      $73.40
Over $85        2,352         5.17        $90.01        2,352      $90.01
               ------                                  ------
               50,455                                  31,571
               ======                                  ======

--------------------------------------------------------------------------

NOTE 19:  ACQUISITIONS, JOINT VENTURES AND BUSINESS VENTURES

2001

On December 4, 2001, the Company and SANYO Electric Co., Ltd. announced the formation of a global business venture, the SK Display Corporation, to manufacture organic light emitting diode (OLED) displays for consumer devices such as cameras, personal data assistants (PDAs), and portable entertainment machines. Kodak will hold a 34% stake in the business venture and will contribute approximately $19 million in cash and $100 million in loan guarantees during 2002 and 2003. SANYO will hold a 66% stake in the business venture and will contribute approximately $36 million in cash and $195 million in loan guarantees during the same periods.

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

On February 7, 2001, the Company completed its acquisition of substantially all of the imaging services operations of Bell & Howell Company. The purchase price of this stock and asset acquisition was $141 million in cash, including acquisition and other costs of $6 million.
The acquisition was accounted for as a purchase with $15 million allocated to tangible net assets, $70 million allocated to goodwill, and $56 million allocated to other intangible assets, primarily customer contracts. The acquired units provide customers worldwide with maintenance for document imaging components, micrographic-related equipment, supplies, parts and service.

During 2001, the Company also completed additional acquisitions, none of which are individually material to the Company's financial position, results of operations or cash flows, which had an aggregate purchase price of approximately $122 million in cash and stock.

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

During 2000, the Company also completed additional acquisitions, none of which are individually material to the Company's financial position, results of operations or cash flows, which had an aggregate purchase price of approximately $79 million in cash.

1999

In connection with the sale of the Company's digital printer, copier-duplicator, and roller assembly operations primarily associated with the Office Imaging operations (See Note 20), the Company and Heidelberger Druckmaschinen AG (Heidelberg) also announced an agreement to expand their joint venture company, NexPress, to include the black-and-white electrophotographic operations. The Company contributed R&D resources to NexPress, as well as its toner and developer operations in Rochester and Kirkby, England. This transaction did not have a material effect on the Company's results of operations or financial position in 1999. Kodak and Heidelberg established the NexPress joint venture in September 1997 for the purpose of developing and marketing new digital color printing solutions for the graphic arts industry. In connection with these arrangements, the Company serves as a supplier both to Heidelberg and NexPress for consumables such as photoconductors and raw materials for toner/developer manufacturing.

During 1999, the Company also completed additional acquisitions, none of which are individually material to the Company's financial position, results of operations or cash flows, which had an aggregate purchase price of approximately $3 million in cash.

-------------------------------------------------------------------------

NOTE 20: SALES OF ASSETS AND DIVESTITURES

1999

In April 1999, the Company sold its digital printer, copier-duplicator, and roller assembly operations primarily associated with its Office Imaging operations, which included its operations in Rochester, NY, Muehlhausen, Germany and Tijuana, Mexico to Heidelberg for approximately $80 million. The transaction did not have a material effect on the Company's results of operations or financial position.

In November 1999, the Company sold The Image Bank, a wholly-owned subsidiary which markets and licenses image reproduction rights, to Getty Images, Inc. for $183 million in cash. As a result of this transaction, the Company recorded a gain of $95 million in other income (charges).

In November 1999, the Company sold its Motion Analysis Systems Division, which manufactures digital cameras and digital video cameras for the automotive and industrial markets, to Roper Industries, Inc. for approximately $50 million in cash. As a result of this transaction, the Company recorded a gain of $25 million in other income (charges).
------------------------------------------------------------------------

NOTE 21:  SEGMENT INFORMATION

Beginning in the fourth quarter of 2001, the Company changed its operating structure, which was previously comprised of seven business units, to be centered around strategic product groups. The strategic product groups from existing businesses and geographies have been integrated into segments that share common technology, manufacturing and product platforms and customer sets. In accordance with the change in the operating structure, certain of the Company's product groups were realigned to reflect how senior management now reviews the business, makes investing and resource allocation decisions and assesses operating performance. The realignment of certain of the Company's strategic product groups resulted in changes to the composition of the reportable segments.

As a result of the change in composition of the reportable segments, the accompanying 1999 and 2000 segment information has been presented in accordance with the new structure and to conform to the 2001 presentation. The Company has three reportable segments: Photography; Health Imaging; and Commercial Imaging.

The Photography segment derives revenues from consumer film products, sales of origination and print film to the entertainment industry, sales of professional film products, traditional and inkjet photo paper, chemicals, traditional and digital cameras, photoprocessing equipment and services, and digitization services, including online services. The Health Imaging segment derives revenues from the sale of digital products, including laser imagers, media, computed and direct radiography equipment and picture archiving and communications systems, as well as traditional medical products, including analog film, equipment, chemistry, services and specialty products for the mammography, oncology and dental fields. The Commercial Imaging segment derives revenues from microfilm equipment and media, printers, scanners, other business equipment, media sold to commercial and government customers, and from graphics film products sold to the Kodak Polychrome Graphics joint venture. The All Other group derives revenues from the sale of organic light emitting diode (OLED) displays, imaging sensor solutions and optical products to other manufacturers.

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

Segment financial information is shown below.

(in millions)                            2001       2000       1999

Net sales:
  Photography                         $ 9,403    $10,231    $10,265
  Health Imaging                        2,262      2,220      2,159
  Commercial Imaging                    1,459      1,417      1,479
  All Other                               110        126        186
                                      -------    -------    -------
    Consolidated total                $13,234    $13,994    $14,089
                                      =======    =======    =======


Earnings from operations:
  Photography                         $   787    $ 1,430    $ 1,709
  Health Imaging                          323        518        483
  Commercial Imaging                      165        233        257
  All Other                               (60)       (11)      (109)
                                      -------    -------    -------
    Total of segments                   1,215      2,170      2,340

  Restructuring costs and credits
   and asset impairments                 (732)        44       (350)
  Wolf charge                             (77)         -          -
  Environmental reserve                   (41)         -          -
  Kmart charge                            (20)         -          -
                                      -------    -------    -------
    Consolidated total                $   345    $ 2,214    $ 1,990
                                      =======    =======    =======


Net earnings:
  Photography                         $   535    $ 1,034    $ 1,261
  Health Imaging                          221        356        324
  Commercial Imaging                       80         90        178
  All Other                               (38)        (2)       (61)
                                      -------    -------    -------
    Total of segments                     798      1,478      1,702

  Restructuring costs and credits
   and asset impairments                 (735)        44       (350)
  Wolf charge                             (77)         -          -
  Environmental reserve                   (41)         -          -
  Kmart charge                            (20)         -          -
  Interest expense                       (219)      (178)      (142)
  Other corporate items                     8         26         22
  Income tax effects on above items
   and taxes not allocated to segments    362         37        160
                                      -------    -------    -------
    Consolidated total                $    76    $ 1,407    $ 1,392
                                      =======    =======    =======


Operating net assets:
  Photography                         $ 6,288    $ 7,100    $ 6,875
  Health Imaging                        1,426      1,491      1,229
  Commercial Imaging                    1,085      1,045        963
  All Other                              (219)       (92)      (123)
                                      -------    -------    -------
    Total of segments                   8,580      9,544      8,944

  LIFO inventory reserve                 (444)      (449)      (465)
  Cash and marketable securities          451        251        393
  Dividends payable                         -       (128)      (139)
  Net deferred income tax
   (liabilities) and assets                97         (4)       191
  Noncurrent other postemployment
    liabilities                        (2,180)    (2,209)    (2,289)
  Other corporate net assets             (410)      (205)      (624)
                                      -------    -------    -------
    Consolidated net assets (1)       $ 6,094    $ 6,800    $ 6,011
                                      =======    =======    =======

(1) Consolidated net assets are derived from the Consolidated Statement of Financial Position, as follows:

(in millions)                            2001       2000       1999

Total assets                          $13,362    $14,212    $14,370

Total liabilities                      10,468     10,784     10,458
Less: Short-term borrowings and
  current portion of long-term debt    (1,534)    (2,206)    (1,163)
Less: Long-term debt, net of
  current portion                      (1,666)    (1,166)      (936)
                                      -------    -------    -------
    Non-interest-bearing liabilities    7,268      7,412      8,359
                                      -------    -------    -------
    Consolidated net assets           $ 6,094    $ 6,800    $ 6,011
                                      =======    =======    =======


Depreciation expense:
  Photography                         $   599    $   557    $   592
  Health Imaging                           96         92         82
  Commercial Imaging                       69         80         76
  All Other                                 1          9         23
                                      -------    -------    -------
    Consolidated total                $   765    $   738    $   773
                                      =======    =======    =======


Goodwill amortization expense:
  Photography                         $   110    $   120    $   113
  Health Imaging                           28         27         24
  Commercial Imaging                       16          3          4
  All Other                                 0          1          4
                                      -------    -------    -------
    Consolidated total                $   154    $   151    $   145
                                      =======    =======    =======


Capital additions:
  Photography                         $   555    $   721    $   938
  Health Imaging                          128        120         92
  Commercial Imaging                       56         98         84
  All Other                                 4          6         13
                                      -------    -------    -------
    Consolidated total                $   743    $   945    $ 1,127
                                      =======    =======    =======

Net sales to external customers attributed to (2):

  The United States                   $ 6,419    $ 6,800    $ 6,714
  Europe, Middle East and Africa        3,275      3,464      3,734
  Asia Pacific                          2,215      2,349      2,267
  Canada and Latin America              1,325      1,381      1,374
                                      -------    -------    -------
    Consolidated total                $13,234    $13,994    $14,089
                                      =======    =======    =======

(2) Sales are reported in the geographic area in which they originate.


Long-lived assets located in:

  The United States                   $ 3,738    $ 3,913    $ 3,904
  Europe, Middle East and Africa          672        647        715
  Asia Pacific                            977      1,056      1,024
  Canada and Latin America                272        303        304
                                      -------    -------    -------
    Consolidated total                $ 5,659    $ 5,919    $ 5,947
                                      =======    =======    =======

NOTE 22:  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED
                                 4th Qtr.   3rd Qtr.  2nd Qtr.    1st Qtr.
                                    (in millions, except per share data)
2001

Net sales                         $3,359     $3,308    $3,592     $2,975
Gross profit                       1,027      1,132     1,338      1,067
Net (loss) earnings                 (206)(4)     96(3)     36(1)(2)  150(1)
Basic (loss) earnings per
 share (6)                          (.71)       .33       .12        .52
Diluted (loss) earnings per
 share (6)                          (.71)       .33       .12        .52


2000

Net sales                         $3,560     $3,590    $3,749     $3,095
Gross profit                       1,244      1,516     1,626      1,261
Net earnings                         194(5)     418(5)    506(5)     289(5)
Basic earnings per share (6)         .66       1.37      1.63        .93
Diluted earnings per share (6)       .66       1.36      1.62        .93

--------------------------------------------------------------------------

(1) Includes relocation charges (included in cost of goods sold) related to the sale and exit of a manufacturing facility of $10 million and $8 million, which reduced net earnings by $7 million and $5 million in the first and second quarters, respectively.

(2) Includes $316 million ($57 million included in cost of goods sold and $259 million included in restructuring costs and other) of restructuring costs, which reduced net earnings by $232 million; and $77 million (included in restructuring costs and other) for the Wolf bankruptcy charge, which reduced net earnings by $52 million.

(3) Includes $53 million ($41 million included in cost of goods sold and $12 million included in restructuring costs and other) of restructuring costs, which reduced net earnings by $41 million; $42 million ($23 million included in restructuring costs and other and $19 million included in cost of goods sold) for a charge related to asset impairments associated with certain of the Company's photofinishing operations, which reduced net earnings by $26 million; and an $11 million (included in provision for income taxes) tax benefit related to favorable tax settlements reached during the quarter.

(4) Includes $309 million ($21 million included in cost of goods sold and $288 million included in restructuring costs and other) of restructuring costs, which reduced net earnings by $210 million; $15 million ($12 million included in selling, general and administrative expenses and $3 million included in other income (charges)) for asset impairments related to venture investments, which reduced net earnings by $10 million; a $41 million (included in selling, general and administrative expenses) charge for environmental reserves, which reduced net earnings by $28 million; a $20 million (included in selling, general and administrative expenses) Kmart bankruptcy charge, which reduced net earnings by $14 million, and a $20 million (included in provision for income taxes) tax benefit related to a decline in the year-over-year effective tax rate.


(5) Includes accelerated depreciation and relocation charges (included in cost of goods sold) related to the sale and exit of a manufacturing facility of $11 million, $12 million, $18 million, and $9 million, which reduced net earnings by $7 million, $8 million, $12 million, and $6 million in the first, second, third and fourth quarters, respectively.

(6) Each quarter is calculated as a discrete period and the sum of the four quarters may not equal the full year amount.

SUMMARY OF OPERATING DATA
Eastman Kodak Company and Subsidiary Companies
(Dollar amounts and shares in millions, except per share data)
                               2001     2000      1999     1998     1997
Net sales                   $13,234  $13,994   $14,089  $13,406  $14,538
Earnings from operations        345    2,214     1,990    1,888      130
Net earnings                     76(1) 1,407(2)  1,392(3) 1,390(4)     5(6)

EARNINGS AND DIVIDENDS
Net earnings
 - % of sales                   0.6%    10.1%      9.9%    10.4%     0.0%
 - % return on average
   shareholders' equity         2.4%    38.3%     35.2%    38.9%     0.1%
Basic earnings per share        .26     4.62      4.38     4.30      .01
Diluted earnings per share      .26     4.59      4.33     4.24      .01
Cash dividends paid
  - on common shares            643      545       563      569      567
  - per common share           2.21     1.76      1.76     1.76     1.76
Common shares outstanding at
 year end                     290.9    290.5     310.4    322.8    323.1
Shareholders at year end     91,893  113,308   131,719  129,495  135,132

STATEMENT OF FINANCIAL
 POSITION DATA
Operational working
 capital (8)                 $  863  $ 1,482   $   838  $   939  $   909
Working capital                (671)    (724)     (325)    (579)     298
Property, plant and
 equipment, net               5,659    5,919     5,947    5,914    5,509
Total assets                 13,362   14,212    14,370   14,733   13,145
Short-term borrowings
 and current portion of
 long-term debt               1,534    2,206     1,163    1,518      611
Long-term debt, net of
 current portion              1,666    1,166       936      504      585
Total shareholders' equity    2,894    3,428     3,912    3,988    3,161

SUPPLEMENTAL INFORMATION
Sales - Photography          $9,403  $10,231   $10,265  $10,063  $10,620
      - Health Imaging        2,262    2,220     2,159    1,526    1,532
      - Commercial Imaging    1,459    1,417     1,479    1,296    1,740
      - All Other               110      126       187      521      646
Research and development
 costs                          779      784       817      922(5) 1,230(7)
Depreciation                    765      738       773      737      748
Taxes (excludes payroll,
 sales and excise taxes)        154      933       806      809      164
Wages, salaries and employee
 benefits                     3,824    3,726     3,962    4,306    4,985
Employees at year end
  - in the U.S.              42,000   43,200    43,300   46,300   54,800
  - worldwide                75,100   78,400    80,650   86,200   97,500

(see footnotes on next page)

SUMMARY OF OPERATING DATA
Eastman Kodak Company and Subsidiary Companies

(footnotes for previous page)

  (1)Includes $678 million of restructuring charges; $42 million for a charge related to asset impairments associated with certain of the Company's photofinishing operations; $15 million for asset impairments related to venture investments; $41 million for a charge for environmental reserves; $77 million for the Wolf bankruptcy; a $20 million charge for the Kmart bankruptcy; $18 million of relocation charges related to the sale and exit of a manufacturing facility; an $11 million tax benefit related to a favorable tax settlement; and a $20 million tax benefit representing a decline in the year-over-year effective tax rate. These items reduced net earnings by $594 million.

  (2)Includes accelerated depreciation and relocation charges related to the sale and exit of a manufacturing facility of $50 million, which reduced net earnings by $33 million.

  (3)Includes $350 million of restructuring charges, and an additional $11 million of charges related to this restructuring program; $103 million of charges associated with business exits; a gain of $95 million on the sale of The Image Bank; and a gain of $25 million on the sale of the Motion Analysis Systems Division. These items reduced net earnings by $227 million.

  (4)Includes $35 million of litigation charges; $132 million of Office
     Imaging charges; $45 million primarily for a write-off of in-process R&D associated with the Imation acquisition; a gain of $87 million on the sale of NanoSystems; and a gain of $66 million on the sale of part of the Company's investment in Gretag. These items reduced net earnings by $39 million.

  (5)Includes a $42 million charge for the write-off of in-process R&D associated with the Imation acquisition.

  (6)Includes $1,455 million of restructuring costs, asset impairments and other charges; $186 million for a write-off of in-process R&D associated with the Wang acquisition; and a $46 million litigation charge. These items reduced net earnings by $1,143 million.

  (7)Includes a $186 million charge for the write-off of in-process R&D associated with the Wang acquisition.

  (8)Excludes short-term borrowings and current portion of long-term debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

ITEMS 10(a), 11 AND 12.  DIRECTORS OF THE REGISTRANT
                         EXECUTIVE COMPENSATION
                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                          AND MANAGEMENT

Responses to the above items, as contained in the Notice of 2002 Annual Meeting and Proxy Statement, which will be filed within 120 days of the Company's fiscal year end, are hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 10(b).  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers list is contained in PART I under the caption "Executive Officers of the Registrant" on page 10.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None to report.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                  Page No.
  (a)1. Consolidated financial statements:
        Report of independent accountants                            58
        Consolidated statement of earnings                           59
        Consolidated statement of financial position                 60
        Consolidated statement of shareholders' equity               61-63
        Consolidated statement of cash flows                         64-65
        Notes to financial statements                                66-111

     2. Financial statement schedules:

        II - Valuation and qualifying accounts                        117

        All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

     3. Additional data required to be furnished:

        Exhibits required as part of this report are listed in the index appearing on pages 118 through 123. The management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14I of this report are listed on pages 119 through 122, Exhibit Numbers (10)B - (10)X.

  (b) Report on Form 8-K.

      No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 2001.

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

    EASTMAN KODAK COMPANY
          (Registrant)

By:                                  By:
   Daniel A. Carp, Chairman,            Robert H. Brust, Chief Financial
   President and Chief                  Officer and Executive Vice
   Executive Officer                    President


                                        Robert P. Rozek
                                        Controller
Date:  March 20, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Richard S. Braddock, Director           Durk I. Jager, Director


William W. Bradley, Director            Debra L. Lee, Director


Daniel A. Carp, Director                Delano E. Lewis, Director


Martha Layne Collins, Director          Hector de J. Ruiz, Director


Timothy M. Donahue, Director            Laura D'Andrea Tyson, Director


Alice F. Emerson, Director              Richard A. Zimmerman, Director


Paul E. Gray, Director




Date:  March 20, 2002

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

Year ended December 31, 2001
  Deducted in the Statement
   of Financial Position:
   From Current Receivables
     Reserve for doubtful
      accounts                  $ 62       $ 95         $65         $ 92
     Reserve for loss on
      returns and allowances      27         12          22           17
                                ----       ----         ---         ----
     TOTAL                      $ 89       $107         $87         $109
                                ====       ====         ===         ====
   From Long-Term Receivables
    and Other Noncurrent
     Assets
     Reserve for doubtful
      accounts                  $  8       $ 46         $ 3         $ 51
                                ====       ====         ===         ====


Year ended December 31, 2000
  Deducted in the Statement
   of Financial Position:
   From Current Receivables
     Reserve for doubtful
      accounts                  $104       $ 38         $80         $ 62
     Reserve for loss on
      returns and allowances      32          8          13           27
                                ----       ----         ---         ----
     TOTAL                      $136       $ 46         $93         $ 89
                                ====       ====         ===         ====
   From Long-Term Receivables
    and Other Noncurrent
     Assets
     Reserve for doubtful
      accounts                  $  7       $  4         $ 3         $  8
                                ====       ====         ===         ====


Year ended December 31, 1999
  Deducted in the Statement
   of Financial Position:
   From Current Receivables
     Reserve for doubtful
      accounts                  $142       $ 32         $70         $104
     Reserve for loss on
      returns and allowances      27         27          22           32
                                ----       ----         ---         ----
     TOTAL                      $169       $ 59         $92         $136
                                ====       ====         ===         ====
   From Long-Term Receivables
    and Other Noncurrent
     Assets
     Reserve for doubtful
      accounts                  $ 10       $ (2)        $ 1         $  7
                                ====       ====         ===         ====


              Eastman Kodak Company and Subsidiary Companies
                             Index to Exhibits

Exhibit
Number

(3)  A.  Certificate of Incorporation.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 25, 1988, Exhibit 3.)

     B.  By-laws, as amended through April 24, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, Exhibit 3.)

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

     G.  Eastman Kodak Company 1990 Omnibus Long-term Compensation
         Plan, as amended effective as of November 12, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996, the Quarterly Report on Form 10-Q
         for the quarterly period ended March 31, 1997, the
         Quarterly Report on Form 10-Q for the quarterly period
         ended June 30, 1998, and the Quarterly Report on Form
         10-Q for the quarterly period ended September 30,
         1999, and the Eastman Kodak Company Annual Report on
         Form 10-K for the fiscal year ended December 31, 1999,
         Exhibit 10.)                                                  124

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number                                                                 Page


     I.  Eastman Kodak Company 1995 Omnibus Long-Term Compensation
         Plan, as amended effective as of November 12, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, the Quarterly Report on Form 10-Q
         for the quarterly period ended September 30, 1998, and
         the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1999, Exhibit 10.)                               127

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

     M.  Martin M. Coyne Agreement dated November 9, 2001.             130

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number                                                                 Page


     O. Eastman Kodak Company 1997 Stock Option Plan, as amended, effective as of March 13, 2001.
         (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, Exhibit 10.)

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

         Amendment, dated December 1, 2001.                            138

         Letter, dated December 28, 2001.                              150

     R.  Eastman Kodak Company 2000 Omnibus Long-Term Compensation
         Plan, as amended effective as of November 12, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended
         June 30, 1999, and the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and the Eastman
         Kodak Annual Report on Form 10-K for the fiscal year ended
         December 31, 1999, Exhibit 10.)                               152

     S.  Eastman Kodak Company 2000 Management Variable Compensation
         Plan, as amended effective as of May 9, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended
         June 30, 1999, Exhibit 10.)                                   155

     T.  Eastman Kodak Company Executive Protection Plan, effective
         July 25, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1999 and the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, Exhibit 10.)

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

         $1,000,000 Promissory Note dated March 2, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 2000, Exhibit 10.)

     X.  Robert H. Brust Agreement dated December 20, 1999.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1999, Exhibit 10.)

         Amendment, dated February 8, 2001, to Agreement dated
         December 20, 1999.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, Exhibit 10.)

         Amendment, dated November 12, 2001, to Agreement dated
         December 20, 1999.                                            156

     Y.  Patricia F. Russo Agreement dated April 1, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, Exhibit 10.)

(12) Statement Re Computation of Ratio of Earnings to Fixed Charges.   165

(21) Subsidiaries of Eastman Kodak Company.                            166

(23) Consent of Independent Accountants.                               168

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number

(99) Eastman Kodak Employees' Savings and Investment Plan Annual
     Report on Form 11-K for the fiscal year ended December 30, 2001 (to be filed by amendment).

                                                           Exhibit (10) G.

         Amendment to Eastman Kodak Company 1990 Omnibus Long-Term
                             Compensation Plan

This amendment amends the Eastman Kodak Company 1990 Omnibus Long-Term Compensation Plan, effective as of November 12, 2001.

     Section 6 of the Plan entitled "Term" is amended in its entirety to read as follows:

     The Plan shall become effective as of February 1, 1990, subject to its approval by the Company's shareholders at the 1990 annual meeting. No awards shall be exercisable or payable before approval of the Plan has been obtained from the Company's shareholders. Except as is required to implement the Stock Option Exchange Program, Awards will not be granted pursuant to the Plan after January 31, 1995.

The Plan is amended to add the following as new Section 8(f):

(f)  Stock Option Exchange Program

     (i) In General. As soon as reasonably possible following January 25, 2002, the Company will be permitted to implement the Stock Option Exchange Program. Under this program, Eligible Employees will be offered a one-time opportunity to elect to cancel all of their current stock options in exchange for the grant of new stock options, with such new options to be granted no less than six months and one day following the date the current options are cancelled, at a price equal to 100% of the fair market value of the Common Stock, as determined by the Committee, on such date of grant. The Exchange Ratio(s) for the program will be chosen by the Committee using as its basis the Black-Scholes stock option valuation model. All of the new stock options will have the same vesting terms as the surrendered options they replace. Each new option will have a term equal to the remaining term of the surrendered option it replaces. All of the other terms and conditions of the new options will be identical to the surrendered stock options they replace. The top six most senior executive officers of the Company will not be eligible to participate in the program. The program will be structured so that the Company avoids incurring financial accounting charges.

     (ii) Administration. The Committee will have total and exclusive responsibility to control, operate, manage and administer the Stock Option Exchange Program in accordance with its terms and all the authority that may be necessary or helpful to enable it to discharge its responsibilities with respect to the program. Without limiting the generality of the preceding sentence, the Committee will have the exclusive right to: interpret the program, decide all questions concerning eligibility for and the amount of Awards payable under the program, construe any ambiguous provision of the program, correct any default, supply any omission, reconcile any inconsistency, and decide all questions arising in the administration, interpretation and application of the program. The Committee will have full discretionary authority in all matters related to the discharge of its responsibilities and the exercise of its authority under the program, including, without limitation, its construction of the terms of the program and its determination of eligibility for the program. It is the intent of the program that the decisions of the Committee and its actions with respect to the program will be final and binding upon all persons having or claiming to have any right or interest in or under the program.

     (iii)Foreign Jurisdictions. In order to facilitate participation in the Stock Option Exchange Program by those Eligible Employees who are employed by the Company outside the United States (or who are foreign nationals temporarily within the United States), the Committee may provide for such modifications and additional terms and conditions ("special terms") to the program as the Committee may consider necessary or appropriate to accommodate differences in local law, policy or custom, or to facilitate administration of the program. The special terms may provide that the grant of an Award is subject to (1) applicable governmental or regulatory approval or other compliance with local legal requirements and/or (2) execution by the Eligible Employee of a written instrument in the form specified by the Committee, and that in the event such conditions are not satisfied, the grant will be void. The special terms may also provide that an Award will become exercisable or redeemable, as the case may be, if an Eligible Employee's employment with the Company ends as a result of workforce reduction, realignment or similar measure and the Committee may designate a person or persons to make such determination for a location. The Committee may adopt or approve sub-plans, appendices or supplements to, or amendments, restatements, or alternative versions of, the program as it may consider necessary or appropriate for purposes of implementing any special terms, without thereby affecting the terms of the program.

     (iv) Stock Appreciation Rights. All SARs granted under the Plan will be eligible for the Stock Option Exchange Program on essentially the same terms and conditions as those that will apply to stock options granted under the Plan.

     (v) Definitions. Any defined term used in this section which is not defined elsewhere in the Plan will have that meaning given to it by the Committee in its sole and absolute discretion.

                                                         Exhibit (10) I.

         Amendment to Eastman Kodak Company 1995 Omnibus Long-Term
                             Compensation Plan

This amendment amends the Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan, effective as of November 12, 2001.

Section 1.2 of the Plan entitled "Term" is amended in its entirety to read as follows:

     The Plan shall become effective as of February 1, 1995, subject to its approval by Kodak's shareholders at the 1995 Annual Meeting of the Shareholders. No Awards shall be exercisable or payable before approval of the Plan has been obtained from Kodak's shareholders. Awards shall not be granted pursuant to the Plan after December 31, 1999; except that the Committee may grant Awards after such date in recognition of performance for Performance Cycles commencing prior to such date and except as may be required under the terms of the Stock Option Exchange Program.

Section 6.1 of the Plan entitled "Available Shares" is amended to add the following after the second sentence of such section:

     Notwithstanding the preceding, any shares of Common Stock related to Awards that are cancelled pursuant to the terms of the Stock Option Exchange Program will be available for grant under the terms of such program.

The last sentence of Section 8.2 of the Plan entitled "Terms and Conditions of Stock Options" is amended in its entirety to read as follows:

     Except as set forth in Section 8.7, stock options shall not be repriced, i.e., there shall be no grant of a stock option(s) to a Participant in exchange for a Participant's agreement to cancellation of a higher-priced stock option(s) that was previously granted to such Participant.

The Plan is amended to add the following as new Section 8.7:

8.7   Stock Option Exchange Program

     (a) In General. As soon as reasonably possible following January 25, 2002, the Company will be permitted to implement the Stock Option Exchange Program. Under this program, Eligible Employees will be offered a one-time opportunity to elect to cancel all of their current stock options in exchange for the grant of new stock options, with such new options to be granted no less than six months and one day following the date the current options are cancelled, at a price equal to 100% of the fair market value of the Common Stock, as determined by the Committee, on such date of grant. The Exchange Ratio(s) for the program will be chosen by the Committee using as its basis the Black-Scholes stock option valuation model. All of the new stock options will have the same vesting terms as the surrendered options they replace. Each new option will have a term equal to the remaining term of the surrendered option it replaces. All of the other terms and conditions of the new options will be identical to the surrendered stock options they replace. The top six most senior executive officers of the Company will not be eligible to participate in the program. The program will be structured so that the Company avoids incurring financial accounting charges.

     (b) Administration. The Committee will have total and exclusive responsibility to control, operate, manage and administer the Stock Option Exchange Program in accordance with its terms and all the authority that may be necessary or helpful to enable it to discharge its responsibilities with respect to the program. Without limiting the generality of the preceding sentence, the Committee will have the exclusive right to: interpret the program, decide all questions concerning eligibility for and the amount of Awards payable under the program, construe any ambiguous provision of the program, correct any default, supply any omission, reconcile any inconsistency, and decide all questions arising in the administration, interpretation and application of the program. The Committee will have full discretionary authority in all matters related to the discharge of its responsibilities and the exercise of its authority under the program, including, without limitation, its construction of the terms of the program and its determination of eligibility for the program. It is the intent of the program that the decisions of the Committee and its actions with respect to the program will be final and binding upon all persons having or claiming to have any right or interest in or under the program.

     (c) Foreign Jurisdictions. In order to facilitate participation in the Stock Option Exchange Program by those Eligible Employees who are employed by the Company outside the United States (or who are foreign nationals temporarily within the United States), the Committee may provide for such modifications and additional terms and conditions ("special terms") to the program as the Committee may consider necessary or appropriate to accommodate differences in local law, policy or custom, or to facilitate administration of the program. The special terms may provide that the grant of an Award is subject to (1) applicable governmental or regulatory approval or other compliance with local legal requirements and/or (2) execution by the Eligible Employee of a written instrument in the form specified by the Committee, and that in the event such conditions are not satisfied, the grant will be void. The special terms may also provide that an Award will become exercisable or redeemable, as the case may be, if an Eligible Employee's employment with the Company ends as a result of workforce reduction, realignment or similar measure and the Committee may designate a person or persons to make such determination for a location. The Committee may adopt or approve sub-plans, appendices or supplements to, or amendments, restatements, or alternative versions of, the program as it may consider necessary or appropriate for purposes of implementing any special terms, without thereby affecting the terms of the program.

     (d) Stock Appreciation Rights. All SARs granted under the Plan will be eligible for the Stock Option Exchange Program on essentially the same terms and conditions as those that will apply to stock options granted under the Plan.

     (e) Definitions. Any defined term used in this section which is not defined elsewhere in the Plan will have that meaning given to it by the Committee in its sole and absolute discretion.

                                                         Exhibit (10) M.


November 9, 2001


Martin M. Coyne
(address intentionally
omitted)

Re:   Retention

Dear Marty:

Your contributions and professional talents continue to be a great asset to Kodak. In this regard, I am pleased to inform you of your eligibility for a special retention package to encourage you to remain employed with Kodak until at least your 55th birthday on February 7, 2004. This letter describes the features of this package. Once signed by both parties, the letter will constitute an agreement between Eastman Kodak Company ("Kodak") and you. For purposes of this letter agreement, the term "Company" will refer to Kodak and all of its subsidiaries and affiliates.

1.    Retention

In consideration for remaining employed with Kodak through February 7, 2004, Kodak agrees to provide you a special retention package. Under this package, Kodak will, subject to your satisfaction of the terms of this letter agreement, increase your annual target award under the EXCEL program, enhance your retirement income benefit, award you an additional 50,000 stock options under the management grant scheduled for November 16, 2001 and provide you a special severance benefit. The remaining sections of this letter agreement detail the terms and conditions of this retention package.

2.    EXCEL

Effective January 1, 2002, your new target annual award under the Executive Compensation for Excellence and Leadership Program ("EXCEL") will be increased from 72% to 85% of your annual base salary. Thus, your new total target annual compensation will be $1,295,000.

3.    Enhanced Retirement Income Benefit

     A. In General. Kodak agrees to enhance the retirement benefits you may become entitled to under the Kodak Retirement Income Plan ("KRIP"), the Kodak Unfunded Retirement Income Plan ("KURIP"), and the Kodak Excess Retirement Income Plan ("KERIP").
          Assuming you satisfy the conditions of Section 3(B) below and subject to the offset provisions contained in Section 3(D) below, Kodak agrees to calculate your retirement income benefit under KRIP, KURIP and KERIP: (1) in accordance with the terms of KRIP, KURIP and KERIP as in effect on the date of this letter; and (2) based on an additional 8 years of deemed service. This crediting of deemed service will apply for purposes of establishing: (i) the total amount of your "Vesting Service" under KRIP, KURIP and KERIP; (ii) the total amount of "Accrued Service" used to calculate your KRIP, KURIP and KERIP retirement benefits and rights to those benefits; and (iii) your "Total Service" for purposes of determining the applicability of any early retirement reduction factor contained in KRIP, KURIP and KERIP. This crediting of 8 additional years of service applies solely for these purposes and is not intended to enhance any other Kodak benefit or compensation to which you may become entitled, including, but not limited to, any survivor income benefit that may become payable under KRIP or any other company plan as a result of your death. The 8 years of deemed "Accrued Service" credited to you under this section will be treated as post-1995 Accrued Service and, therefore, will not be taken into account for purposes of calculating your pre-1996 Accrued Benefit under
          Section 5.02(a)(3) of KRIP.

     B. Continuous Employment. In order to receive the enhanced retirement income benefit described in Section 3(A) above, you must remain continuously employed by Kodak until your 55th birthday on February 7, 2004. Thus, except as provided in
          Section 3(C) below, if your employment terminates for any reason, whether voluntarily or involuntarily, prior to your 55th birthday, you will not be entitled to receive the enhanced retirement income benefit described in Section 3(A) above.

     C. Termination For Other Than Cause or Disability. Notwithstanding Sections 3(A) and 3(B) above to the contrary, if prior to your 55th birthday on February 7, 2004, Kodak terminates your employment for other than "Cause" or "Disability," as those terms are defined below, or if you terminate your employment for "Good Reason," as defined below, you will remain eligible for the enhanced retirement income benefit described in Section 3(A) above.

     D. Offset. The amount of the retirement income benefit, if any, provided to you under this Section 3 will be offset by the retirement income benefit payable to you under the terms of KRIP, KURIP and KERIP, and any successor plan(s) thereto.

     E. Payment. The amount of the enhanced retirement benefit, if any, payable to you under this Section 3 will: (i) be paid in such form(s) as Kodak, in its discretion, determines; (ii) be paid out of Kodak's general assets, not under KRIP; (iii) not be funded in any manner; (iv) be included in your gross income as ordinary income, subject to all income and payroll tax withholding required to be made under all applicable laws; and
          (v) not be grossed up or be given any other special tax treatment by Kodak.

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

     G.   Cause.  For purposes of this Section 3, "Cause" shall mean:

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

          vii. any misrepresentation of a material fact to, or concealment of a material fact from, your supervisor or any other person in Kodak to whom you have a reporting relationship in any capacity; or

          viii.your breach of the Eastman Kodak Company Employees'
               Agreement or the Kodak Business Conduct Guide.

     H. Disability. For purposes of this letter agreement, "Disability" shall mean disability as defined under the terms of the Kodak Long-Term Disability Plan.

     I. Good Reason. "Good Reason" means your voluntary termination of employment within thirty (30) days of an involuntary reduction in your total annual compensation (i.e., base salary and target EXCEL award) by more than ten percent (10%).

     J. Definitions. Any defined term used in this Section 3, other than those specifically defined herein, will have the same meaning for purposes of this document as that ascribed to it under KRIP.

4.    November 16, 2001 Stock Option Award

As an additional inducement to incent you to remain employed until your 55th birthday, Kodak will increase by 50,000 options the amount of your stock option award under the management stock option grant scheduled for November 16, 2001. These 50,000 stock options will be granted to you under the terms of the 2000 Omnibus Long-Term Compensation Plan, vest in three consecutive equal annual installments on the first three anniversaries of the date of grant and have a term of ten years. The options will have an exercise price equal to the mean between the high and low at which Eastman Kodak common stock trades on the New York Stock Exchange on November 16, 2001.

The specific terms, conditions and restrictions of this stock option grant will be contained in an award notice delivered to you shortly after your execution of this letter agreement.

5.   Severance Benefit

     A. In General. Under the retention package, you will be eligible for a special severance benefit. If prior to your 55th birthday, Kodak terminates your employment for reasons other than "Cause," or "Disability," as those terms are defined above, Kodak will, subject to your satisfaction of the terms of this letter agreement, provide you the severance benefit described in this Section 5.

          This severance benefit will be paid to you in lieu of any other severance benefit, payment or allowance that you would otherwise be eligible for, except any benefits payable to you under Kodak's Termination Allowance Plan ("TAP") or any successor plan thereto. To the extent, however, you are eligible for a termination allowance benefit under TAP (or any successor plan), the severance benefit payable to you under this Section 5 will be reduced by the amount of such termination allowance benefit.

          In no event will any of the severance benefit be "benefits bearing." In other words, the amount of the severance benefit will not be taken into account, or considered for any reason, for purposes of determining any company provided benefits or compensation to which you may become eligible.

     B. Severance Allowance. Kodak will pay you a severance allowance equal to two (2) times your then "total target annual compensation." For this purpose, "total target annual compensation" means your then annual base salary plus your then target annual award under EXCEL. This severance allowance will be paid in equal consecutive bi-monthly payments over the two
          (2) year period commencing on the date of your termination of employment. Kodak will withhold from the severance allowance all income, payroll and employment taxes required by applicable law or regulation to be withheld.

     C. Continuation of Existing Health and Dental Coverages. Your existing elections under the Kodak Medical Assistance Plan ("Kmed") and the Kodak Dental Assistance Plan ("Kdent") will be continued, and fully paid by Kodak, until last day of the fourth month immediately following the month of your termination of employment.

     D. Retraining Allowance. You will be eligible for a retraining allowance benefit of up to $5,000. This benefit will be provided to you in the same manner, and on the same terms and conditions, as if you were a "Former Employee" eligible to receive a retraining allowance pursuant to Article 7 of TAP. All retraining allowance benefits will be subject to all income, payroll and employment tax withholdings required by applicable law or regulation to be withheld.

     E. Outplacement Services. You will also be eligible for outplacement services. This benefit will be provided to you in the same manner, and on the same terms and conditions, as if you were eligible for "Outplacement Services" pursuant to Article 8 of TAP.

     F. Approved and Permitted Reason. Your termination of employment will be for a Permitted Reason for purposes of any stock options and restricted stock held by you at the time of your termination of employment. In addition, Kodak management will recommend to the Executive Compensation and Development Committee that your termination of employment be an Approved Reason for purpose of any stock options, restricted stock and awards under the Performance Stock Program that are held by you at the time of your termination of employment.

     G. Agreement, Waiver and Release. In order to receive the severance benefit under this Section 5, you must execute immediately prior to your termination of employment a waiver, general release and covenant not to sue in favor of Kodak (the
          "Agreement, Waiver and Release"), in a form satisfactory to the Senior Vice President, Eastman Kodak Company and Director,
          Human Resources.

     H. Forfeiture. In the event that you violate any provision of this letter agreement, the Agreement, Waiver and Release or your Eastman Kodak Company Employees' Agreement, in addition to, and not in lieu of, any other remedies that Kodak may pursue against you, you will immediately forfeit any severance benefit payable to you under this Section 5 and, if already paid, you will immediately repay all amounts previously paid to you pursuant this section.

6.    Non-Solicitation of Employees or Customers

In partial consideration for the retention package under this letter agreement, you agree that during the two (2) year period immediately following your termination of employment, regardless of the reason for your termination, you will not directly or indirectly recruit, solicit or otherwise induce or attempt to induce any of Kodak's employees or independent contractors to terminate their employment or contractual relationship with the Company or work for you or any other entity in any capacity, or solicit or attempt to solicit the business or patronage or any of the Company's actual or prospective clients, customers, or accounts with respect to any technologies, services, products, trade secrets, or other matters in which the Company is active.

7.    Injunctive Relief

You acknowledge by accepting the retention benefits under this letter agreement that any breach or threatened breach by you of any term of
Section 6 cannot be remedied solely by the recovery of damages or the withholding of benefits and Kodak will therefore be entitled to an injunction against such breach or threatened breach without posting any bond or other security. Nothing herein, however, will prohibit Kodak from pursuing, in connection with an injunction or otherwise, any other remedies available at law or equity for such breach or threatened breach, including the recovery of damages.

8.    Miscellaneous

     A. Confidentiality. You agree to keep the content and existence of this letter agreement confidential except that you may review it with your financial advisor, attorney or spouse/partner and with me or my designee. Upon such a disclosure, however, you agree to advise the recipient of the confidential nature of this letter agreement and the facts giving rise to it as well as the recipient's obligations to maintain the confidentiality of this letter agreement and the facts giving rise to it.

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

     F. At Will. Please also keep in mind that, regardless of any provision contained in this letter to the contrary, your employment at Kodak is "at will". That is, you will be free to terminate your employment at any time, for any reason, and Kodak is free to do the same.

                                   * * *

Your signature below means that:

     1. You have had ample opportunity to discuss the terms and conditions of this letter agreement with advisors of your choice from among those types listed in Section 8(A) above, and as a result fully understand its terms and conditions; and

     2. You accept the terms and conditions set forth in this letter agreement; and

     3. This letter agreement supersedes and replaces any and all agreements or understandings whether written or oral that you may have with Kodak, or any subsidiaries or affiliates, concerning the subject matter hereof.


If you find the foregoing acceptable, please sign your name on the signature line provided below and return the original signed copy of this letter directly to my attention within five (5) days of your receipt of this letter agreement. Thank you and best wishes towards your continuing successes at Kodak.

                                                   Very truly yours,



                                                   Michael P. Morley


I agree to the terms and conditions of this letter agreement.




Signed:
          Martin M. Coyne


Dated:

                                                         Exhibit (10) P.

December 1, 2001


Eric L. Steenburgh
(address intentionally
deleted)

Re:Termination of Employment

Dear Eric:

This letter agreement addresses the terms and conditions of your termination of employment from Eastman Kodak Company ("Kodak"). As you are aware, your offer letter with Kodak dated March 12, 1998 (the "Offer Letter") already stipulates some terms and conditions of your termination of employment. In particular, your Offer letter describes the severance and retirement benefits you are eligible for upon your termination of employment. Subject to your satisfaction of the terms and conditions of this letter agreement, Kodak is amenable to the following additional and amended terms and conditions of your termination of employment.

Once signed by both parties, this letter will constitute an agreement between Kodak and you. For purposes of this letter, the term "Company" will collectively refer to Kodak and all its subsidiaries and affiliates.

1.    Termination Date

As we have previously discussed, it is hereby agreed that your employment by Kodak will terminate on April 1, 2002 (the "Termination Date").

2.    Responsibilities

During the remainder of your employment by Kodak, you will continue to perform you present duties and responsibilities until they are transitioned to your successor(s).

3.    Health Care

Your existing elections under the Kodak Medical Assistance Plan ("Kmed") and the Kodak Dental Assistance Plan ("Kdent") will be continued, and fully paid by Kodak, until last day of the fourth month immediately following the month of your termination of employment. Upon conclusion of this four-month period, you will be able to continue your health and dental coverages for a limited period of time by electing COBRA continuation coverage. For more details regarding how to elect COBRA continuation coverage, please see "You and Kodak." Following the expiration of your COBRA coverage, you will have the ability under both state and federal law to convert to a direct bill plan. Attachment 1 to this letter agreement describes Blue Cross Blue Shield of the Rochester Area's existing selection of direct bill plans.

4.    Management Variable Compensation Plan

Assuming awards are paid under the Management Variable Compensation Plan ("MVCP") for the 2001 performance year, you will continue to be eligible for such an award pursuant to the terms of the plan. Any award earned will be paid in 2002 at the same time the other participants of the plan receive their awards. You will not be eligible for an award under the plan for the 2002 performance period.

5.    Performance Stock Program

Kodak management will recommend to the Executive Compensation and Development Committee of the Board of Directors of Kodak (the "Compensation Committee") that your termination be treated as for an "Approved Reason" for purposes of the 2000-2002 and 2001-2003 Performance Cycles of the 2000 Omnibus Long-Term Compensation Plan (the "2000 Omnibus Plan"). Thus, you will remain eligible to receive an award for each of these performance cycles. Any award earned by you will be paid in the form of Common Stock free of any restrictions on the cycle's respective Award Payment Date. To the extent the Compensation Committee grants awards under the performance cycle, your award will be pro-rated based upon your length of service during the cycle.

As required under the terms of your Offer Letter, Kodak management will also recommend to the Compensation Committee that your termination of employment be treated as an Approved Reason for purposes of your awards under the Performance Stock Program for the 1996-1998 and 1997-1999 Performance Cycles.

6.    Stock Options

Given your impending termination of employment, you were not awarded any stock options under the November 16, 2001 grant under the management stock option program.

Kodak management will, however, recommend to the Compensation Committee that your termination of employment be treated as an Approved Reason for purposes of any Kodak stock options held by you at the time of your termination of employment. Absent this treatment, your unvested stock options would be immediately forfeited upon your Termination Date and you would have only 60 days in which to exercise your vested stock options. Assuming the Compensation Committee agrees with Kodak's recommendation, you will not forfeit any Kodak stock options by virtue of your termination of employment. Please note, however, that your options will still be subject to forfeiture should you engage in any of the conduct proscribed in Article 14 of the 2000 Omnibus Plan.

7.    Other Awards

Kodak management will also recommend to the Compensation Committee that your termination of employment be treated as an Approved Reason for purposes of the grant of restricted stock units you received on January 16, 2001. In addition, as required under the terms of your Offer Letter, Kodak management will recommend to the Compensation Committee that your termination of employment be treated as an Approved Reason for purposes of the restricted stock award you received as a hiring bonus under the terms of the Offer Letter.

8.    Release

As a condition of receiving the severance benefits described in your Offer Letter, you are required to sign an agreement, waiver and release. This document is annexed to this letter agreement as Addendum A. In the event you either fail to sign or, once signed, make an effective revocation of Addendum A, you will not be entitled to any severance benefits, nor any of the other benefits described in this letter agreement.

9.    Employees' Agreement

During your employment by Kodak, you signed an "Eastman Kodak Company Employee's Agreement" in which you affirmed your obligation not to disclose Company trade secret, confidential or proprietary information. Further, you agreed not to engage in work or activities on behalf of a competitor of the Company's in the field in which you were employed by Kodak for a period following termination of your employment by Kodak equal to the total number of months you were employed by Kodak, but in no event more than twenty four (24) months. By signing this letter agreement, you reaffirm the Employee's Agreement and agree that it is in full force and effect, without amendment or modification.

10.   Cooperation

In partial consideration for the benefits provided under this letter agreement, you agree to cooperate fully with Kodak from now to the date of your termination of employment and thereafter during the two (2) year period following your termination on all matters relating to your employment and termination of employment, the transition of your duties and responsibilities to your successor(s), and the conduct of Kodak's business. You further agree during such periods to cooperate fully with Kodak regarding, and conduct all of your actions, statements and communications in a manner consistent with, the announcement by Kodak of your termination of employment.

11.   Nondisparagement

In partial consideration for the benefits provided under this letter agreement, you also agree that during the period commencing on the date of this letter and ending on the second anniversary of the Termination Date, you will not in any way disparage, make any statement, or take any action which is adverse, inimical or otherwise detrimental to the interests of Kodak or its subsidiaries or affiliates or their respective current or former officers, directors, and employees or cause any of such persons embarrassment or humiliation or otherwise cause or contribute to such persons being held in disrepute by the public or Kodak's or its subsidiaries' or affiliates' shareholders, clients, customers, employees or competitors.

12.   Non-Solicitation of Employees or Customers

In partial consideration for the benefits under this letter agreement, you agree that during the period commencing on the date of this letter and ending on the second anniversary of the Termination Date, you will not directly or indirectly recruit, solicit or otherwise induce or attempt to induce any of the Company's employees or independent contractors to terminate their employment or contractual relationship with the Company or work for you or any other entity in any capacity, or solicit or attempt to solicit the business or patronage of any of the Company's actual or prospective clients, customers, or accounts with respect to any technologies, services, products, trade secrets, or other matters in which the Company is active.

13.   Injunctive Relief

You acknowledge by accepting the benefits under this letter agreement that any breach or threatened breach by you of any term of Sections 10, 11 or 12 cannot be remedied solely by the recovery of damages or the withholding of benefits and Kodak will therefore be entitled to an injunction against such breach or threatened breach without posting any bond or other security. Nothing herein, however, will prohibit Kodak from pursuing, in connection with an injunction or otherwise, any other remedies available at law or equity for such breach or threatened breach, including the recovery of damages.

14.   Remaining Terms of Offer Letter

All of the remaining terms of the Offer Letter, to the extent they are not inconsistent with the terms of this letter agreement, will remain in full force and effect, without amendment or modification.

15.   Miscellaneous

     A. Confidentiality. You agree to keep the content and existence of this letter confidential except that you may review it with your attorney, financial advisor or spouse. Prior to any such disclosure, you agree to advise these individuals of the confidential nature of this letter agreement and the facts giving rise to it as well as their obligations to maintain the confidentiality of this letter agreement and the facts giving rise to it.

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

     D. Applicable Law. This letter agreement, and its interpretation and application, will be governed and controlled by the laws of the State of New York, applicable as though to a contract made in New York by residents of New York and wholly to be performed in New York without giving effect to principles of conflicts of laws. Disputes arising under this letter agreement will be adjudicated within the exclusive jurisdiction of a state or federal court located in Monroe County, New York. Neither party waives any right it may have to remove such an action to the United States Federal District Court located in Monroe County, New York.

     E. Amendment. This letter agreement may not be changed, modified, or amended, except in a writing signed by both you and Kodak which expressly acknowledges that it is changing, modifying or amending this letter agreement.

     F. Forfeiture. In the event that you violate any provision of this letter agreement, including Addendum "A", or your Eastman
          Kodak Company Employee's Agreement, in addition to, and not in lieu of, any other remedies that Kodak may pursue against you, no severance benefits or any other payments or benefits will be made to you hereunder and you agree to immediately repay all monies previously paid to you pursuant to this letter agreement. In such event all other provisions of this letter agreement will remain in full force and effect as though the breach had not occurred.

Your signature below means that:

     1. You have had ample opportunity to discuss the terms and conditions of this letter agreement with an attorney and/or financial advisor of your choice and as a result fully understand its terms and conditions; and

     2. You accept the terms and conditions set forth in this letter agreement; and

     3. This letter agreement, including in particular its reference regarding the continuing effectiveness of the Eastman Kodak Company Employee's Agreement, supersedes and replaces any and all agreements or understandings whether written or oral that you may have with Kodak, concerning your termination of employment and any special or other separation, termination, or compensation arrangement.

If you agree to the foregoing, please sign and date this letter agreement in the spaces provided below. Once signed and dated, please return this letter agreement directly to my attention.


                                                   Very truly yours,


                                                   Michael P. Morley



I accept the terms and conditions of this letter agreement.



Signed:
         Eric L. Steenburgh

Dated:

                                ADDENDUM A

                       AGREEMENT, WAIVER AND RELEASE

NOTICE:YOU ARE ADVISED TO CONSULT WITH AN ATTORNEY PRIOR TO EXECUTING
          THIS AGREEMENT.

This Agreement, Waiver and Release (the "Agreement") is a contract between the undersigned employee ("you") who is terminating employment on the 1st day of April, 2002 and your employer, the Eastman Kodak Company ("Kodak").

1.   Benefits

In consideration for signing this Agreement, you will receive the benefits ("Severance Benefits") described in the letter agreements between yourself and Kodak dated March 12, 1998 and December 1, 2001, to which this Agreement is attached as Addendum A.

2.   Release

In consideration for the Severance Benefits, you hereby release and discharge Eastman Kodak Company (Kodak), its parent corporations, subsidiaries, affiliates, successors and assigns and their respective directors, officers, employees and agents (hereinafter collectively referred to as the "Releasees"), both individually and in their official capacity, from all claims, actions and causes of action of any kind, which you, or your agents, executors, heirs, or assigns ever had, now have, or may have, whether known or unknown, as a result of your employment by or termination of employment from Kodak. This Agreement includes, but is not limited to, the following: any action or cause of action asserted or which could have been asserted under the Age Discrimination In Employment Act of 1967, Title VII of the Civil Rights Act of 1964, the New York Human Rights Law, the New York Labor Law, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the Fair Labor Standards Act, the National Labor Relations Act or the Equal Pay Act, all as amended; claims for wrongful discharge, unjust dismissal, or constructive discharge; claims for breach of any alleged oral, written or implied contract of employment; claims for salary, severance payments, bonuses or other compensation of any kind; claims for benefits; claims for libel, slander, defamation and attorneys' fees; and any other claims under federal, state or local statute, law, rule or regulation.


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

4.   Termination Date

You hereby acknowledge that you will terminate from Kodak on April 1, 2002.

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

6.   Cooperation

You understand that, Kodak may need your continued cooperation and involvement with various pieces of litigation and other legal matters which are pending at the time of your termination of employment or which may arise thereafter. In further consideration of the Severance Benefits, you agree, at Kodak's request from time to time, to cooperate with Kodak in its efforts to defend and/or pursue any such litigation or other legal matters. You will provide this assistance to Kodak at no additional remuneration beyond the Severance Benefits. When performing these services at Kodak's request, except where prohibited by law, Kodak will reimburse you for reasonable travel and lodging expenses that you incur upon submission of documentation acceptable to Kodak. By way of illustration and not by way of limitation, the types of services that may be requested of you under this Section 6 include: attending strategy sessions, attending preparations for trial, appearing at depositions, executing affidavits and testifying at trials.

7.   Return of Kodak Property

Whether or not you sign this Agreement, you, as a terminating employee, are reminded that prior to your termination of employment you must return to Kodak, (i) all documents, and other tangible items, and any copies, that are in your possession or control and which contain confidential information in written, magnetic or other form and shall have not given such documents, items, or copies to anyone other than another Kodak employee; and (ii) all other Kodak property within your possession including, but not limited to, office keys, identification badges or passes, Kodak credit cards, automobiles, and computer equipment and software. You understand and acknowledge your continuing obligation regarding the disclosure of confidential, proprietary and trade secret information which you have obtained during your employment with Kodak.

8.   Eastman Kodak Company Employees' Agreement

Whether or not you sign this Agreement, you, as a terminating employee, are reminded that the Eastman Kodak Company Employees' Agreement (the "Employees' Agreement") entered into between Kodak and yourself remains in full force and effect after termination of your employment. Under the Employees' Agreement, you reaffirmed your obligation not to disclose Kodak trade secrets, confidential or proprietary information. Also, under the terms of the Employee's Agreement, you agreed not to engage in work or activities on behalf of a competitor of Kodak's in the field in which you were employed by Kodak for a period following termination of your employment equal to the total number of months you were employed by Kodak, but in no event more than twenty four (24) months.

9.   Breach

You agree that if a legal proceeding finds you violate any part of this Agreement or the Employees' Agreement described in Section 8 above, you will be responsible for all costs incurred by Kodak that flow from that violation, including Kodak's legal fees and other costs associated with any legal action that arises from that violation. You also agree that if you violate any part of this Agreement or the Employees' Agreement, you will not be entitled to the Severance Benefits.

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

10.   Period of Review and Other Considerations

a. Date of Receipt. You acknowledge that you received this Agreement on or prior to December 15, 2001.

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

d. Entire Agreement. This Agreement, including in particular its reference regarding the continuing effectiveness of the Employees' Agreement, the letter agreement to which this Agreement is attached and the attached Exhibit "A" set forth the entire agreement between Kodak and yourself and supersede and render null and void any and all prior or contemporaneous oral or written understandings, statements, representations or promises regarding the subject matter(s) hereof. This Agreement does not, however, supersede the letter agreement to which this Agreement is attached and the Employees' Agreement which remain in full force and effect.

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

f. Revocation of Agreement. You understand that you have the right to revoke this Agreement within 7 days of your signing it, and that this Agreement shall not become effective or enforceable until this 7 day period has expired. To revoke this Agreement, you agree to notify in writing: Chief Administrative Officer, Executive Vice President, Eastman Kodak Company, 343 State Street, Rochester, NY 14650. Unless so revoked, this Agreement will be effective at 5:00 p.m. on such seventh day. You agree that if you exercise your right to revoke this Agreement within 7 days, your termination of employment will nevertheless occur, you will not be entitled to the Severance Benefits, and you will immediately return to Kodak any consideration you have already received.

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

WITNESS MY SIGNATURE, THIS      DAY OF        , 2002.



                                           Eric L. Steenburgh

Sworn to before me this
     day of       , 2002.



Notary Public


WITNESS MY SIGNATURE, THIS      DAY OF        , 2002.



Employer Representative Signature




Sworn to before me this

      day of      , 2002.



Notary Public

                                Exhibit "A"


1. Claims for benefits to which you may be eligible under the terms of the following benefit plans, as such plans may be amended from time to time:
     Kodak Retirement Income Plan, Kodak Unfunded Retirement Income Plan, Kodak Excess Retirement Income Plan or Eastman Kodak Employees' Savings and Investment Plan.

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

5. Claims for any amounts or awards due you under the Eastman Kodak Company 1982 Executive Deferred Compensation Plan.

6. Claims for benefits and compensation owing to you under the letter agreements between you and Kodak dated March 12, 1998 and December 1, 2001.

December 28, 2001

Eric L. Steenburgh
(Address intentionally
omitted)

Re:   Termination of Employment


Dear Eric:

Per your request, I have enclosed a copy of your December 1, 2001 letter agreement with Kodak and its attached agreement, waiver and release. Please note that your signature on the agreement, waiver and release still needs to be executed before a notary. We can take care of this detail upon your return from Florida in February.

When we last met, you asked me to confirm several additional matters concerning your termination of employment from Kodak. Specifically, you inquired about your life insurance coverage, your participation in Kodak's financial planning program and your ability to keep your Kodak personal computer. Each of these matters is discussed below.

1.   Life Insurance

As you are aware, you are ineligible for retiree life insurance coverage because you are neither age 55 with 10 or more years of service or age
65. Given this, Kodak agrees to reimburse you for the cost of maintaining life insurance coverage under Klife Plus Optional of up to one times your present total target annual compensation until you reach age 70. To receive this benefit, you must properly elect to continue your Klife Plus Optional coverage through MetLife.

The reimbursements of the costs of maintaining this coverage will be treated as taxable income to you and reported accordingly. Kodak will withhold from the reimbursements all income and payroll taxes required to be withheld under applicable federal, state and local law.


2.   Financial Planning

As you have requested, you will remain eligible to participate in Kodak's financial counseling program, at Kodak's expense, for the two-year period immediately following your termination of employment. This same coverage is normally provided to a senior executive who retires from the company. The cost to maintain this coverage will be treated as taxable income to you and reported accordingly.

3.   Personal Computer

It is understood that you presently have a company owned personal computer at your residence that you use for business purposes. Given its age, we understand that this computer is by present standards somewhat outdated. In light of this, you may retain this computer upon your termination of employment. Please be advised, however, the current value of the computer will be treated as taxable income to you and reported accordingly.

                                   * * *

Eric, I believe the foregoing responds to the issues you have raised concerning your termination of employment. Should you have any further questions, please contact me.


                                                  Very truly yours,



                                                  Michael P. Morley

                                                         Exhibit (10) R.

           Amendment to 2000 Omnibus Long-Term Compensation Plan

This amendment amends the 2000 Omnibus Long-Term Compensation Plan, effective as of November 12, 2001.

The last sentence of Section 8.2 of the Plan entitled "Terms and Conditions of Stock Options" is amended in its entirety to read as follows:

     Except as set forth in Section 8.7, stock options shall not be repriced, i.e., there shall be no grant of a stock option(s) to a Participant in exchange for a Participant's agreement to cancellation of a higher-priced stock option(s) that was previously granted to such Participant.

The Plan is amended to add the following as new Section 8.7:

8.7   Stock Option Exchange Program

     (a) In General. As soon as reasonably possible following January 25, 2002, the Company will be permitted to implement the Stock Option Exchange Program. Under this program, Eligible Employees will be offered a one-time opportunity to elect to cancel all of their current stock options in exchange for the grant of new stock options, with such new options to be granted no less than six months and one day following the date the current options are cancelled, at a price equal to 100% of the fair market value of the Common Stock, as determined by the Committee, on such date of grant. The Exchange Ratio(s) for the program will be chosen by the Committee using as its basis the Black-Scholes stock option valuation model. All of the new stock options will have the same vesting terms as the surrendered options they replace. Each new option will have a term equal to the remaining term of the surrendered option it replaces. All of the other terms and conditions of the new options will be identical to the surrendered stock options they replace. The top six most senior executive officers of the Company will not be eligible to participate in the program. The program will be structured so that the Company avoids incurring financial accounting charges.

     (b) Administration. The Committee will have total and exclusive responsibility to control, operate, manage and administer the Stock Option Exchange Program in accordance with its terms and all the authority that may be necessary or helpful to enable it to discharge its responsibilities with respect to the program. Without limiting the generality of the preceding sentence, the Committee will have the exclusive right to: interpret the program, decide all questions concerning eligibility for and the amount of Awards payable under the program, construe any ambiguous provision of the program, correct any default, supply any omission, reconcile any inconsistency, and decide all questions arising in the administration, interpretation and application of the program. The Committee will have full discretionary authority in all matters related to the discharge of its responsibilities and the exercise of its authority under the program, including, without limitation, its construction of the terms of the program and its determination of eligibility for the program. It is the intent of the program that the decisions of the Committee and its actions with respect to the program will be final and binding upon all persons having or claiming to have any right or interest in or under the program.

     (c) Foreign Jurisdictions. In order to facilitate participation in the Stock Option Exchange Program by those Eligible Employees who are employed by the Company outside the United States (or who are foreign nationals temporarily within the United States), the Committee may provide for such modifications and additional terms and conditions ("special terms") to the program as the Committee may consider necessary or appropriate to accommodate differences in local law, policy or custom, or to facilitate administration of the program. The special terms may provide that the grant of an Award is subject to (1) applicable governmental or regulatory approval or other compliance with local legal requirements and/or (2) execution by the Eligible Employee of a written instrument in the form specified by the Committee, and that in the event such conditions are not satisfied, the grant will be void. The special terms may also provide that an Award will become exercisable or redeemable, as the case may be, if an Eligible Employee's employment with the Company ends as a result of workforce reduction, realignment or similar measure and the Committee may designate a person or persons to make such determination for a location. The Committee may adopt or approve sub-plans, appendices or supplements to, or amendments, restatements, or alternative versions of, the program as it may consider necessary or appropriate for purposes of implementing any special terms, without thereby affecting the terms of the program.

     (d) Stock Appreciation Rights. All SARs granted under the Plan will be eligible for the Stock Option Exchange Program on essentially the same terms and conditions as those that will apply to stock options granted under the Plan.

     (e) Definitions. Any defined term used in this section which is not defined elsewhere in the Plan will have that meaning given to it by the Committee in its sole and absolute discretion.

                                                          Exhibit (10) S.


          AMENDMENT TO 2000 MANAGEMENT VARIABLE COMPENSATION PLAN

This amendment amends the 2000 Management Variable Compensation Plan, effective as of May 9, 2001.

Section 2.30 entitled "Performance Criteria" of the 2000 Management Variable Compensation Plan is amended in its entirety to read as follows:

2.30    Performance Criteria

"Performance Criteria" means the stated business criterion or criteria upon which the Performance Goals for a Performance Period are based as required pursuant to Proposed Treasury Regulation Section 1.162-27(e)(4)(iii). The Performance Criteria that will be used to establish such Performance Goal(s) will be based on or derived from one or more of the following as designated by the Committee on a company specific basis, business unit basis or in comparison with peer group performance: Economic Profit/EVA, return on net assets ("RONA"), return on shareholders' equity, return on assets, return on capital, return on sales, shareholder return, total shareholder return, profit margin, earnings per share, net earnings, operating earnings, earnings before interest and taxes, Common Stock price per share, cash flow, cost reduction, revenue, revenue growth, sales or market share.

                                                          Exhibit (10) X.

November 12, 2001


Robert H. Brust
(address intentionally
omitted)

Re:Retention

Dear Bob:

The purpose of this letter agreement is to amend in several respects your December 20, 1999 offer letter with Eastman Kodak Company ("Kodak") in an effort to encourage you to remain employed until at least January 3, 2007. For purposes of this letter agreement, your December 20, 1999 offer letter as amended on February 8, 2001 will be referred to as your "Offer Letter." Once signed by both parties, this letter will constitute an agreement between Kodak and you. For purposes of this letter agreement, the term "Company" will refer to Kodak and all of its subsidiaries and affiliates.

1.   Retention

To incent you to remain employed with Kodak through January 3, 2007, Kodak agrees to make several changes to your Offer Letter. In particular, Kodak will, subject to your satisfaction of the terms and conditions of this letter agreement, amend your Offer Letter to modify the repayment schedule of the loan made under Section 10, enhance the retirement income benefit provided under Section 11, and increase the severance benefit under Section
12. As an additional incentive to encourage you to remain employed until January 3, 2007, Kodak will, subject to your satisfaction of the terms and conditions of this letter agreement, award you an additional 50,000 stock options under the management grant scheduled for November 16, 2001. The remaining sections of this letter agreement detail the terms and conditions of these incentives.

2.   Loan

Subject to your satisfaction of the terms and conditions of this letter agreement, Section 10 of the Offer Letter is amended in its entirety to read as follows:

     10.  Loan

     We understand that as a result of accepting employment with Kodak, you will forfeit 75,000 restricted shares of your current employer's common stock. If this occurs, Kodak will upon the commencement of your employment loan you $3,000,000. At the time of such loan, you will deliver to Kodak a seven-year recourse note in the form of Exhibit A. The loan will accrue interest at the Applicable Federal Rate provided by the Internal Revenue Service in the most recent announcement preceding such loan. The loan principal and all accrued interest will be forgiven on each of the first seven anniversaries of the date of such loan in accordance with the table set forth below. You will not, however, be entitled to forgiveness on any such anniversary date if you voluntarily terminate your employment or are terminated for "Cause," as defined below, on or prior to such anniversary date.

               Aniversary                Amount forgiven

                   1st                      $600,000
                   2nd                      $300,000
                   3rd                      $300,000
                   4th                      $400,000
                   5th                      $400,000
                   6th                      $500,000
                   7th                      $500,000

3.   Pension Benefits

Subject to your satisfaction of the terms and conditions of this letter agreement and assuming you remain employed with Kodak through January 3, 2005, Section 11(D) of the Offer Letter will be amended in its entirety to read as follows:

     D. Offset. The amount of the retirement benefit, if any, provided to you under this Section 11 will be offset by the retirement benefits that you accrue under the Kodak Retirement Income
          Plan and the Kodak Unfunded Retirement Income Plan. The calculation of this offset will be performed at the end of
          this 5 year period.   For purposes of this calculation, the
          present lump sum value of the life annuity provided to you under this Section 11 will be determined using a discount rate equal to the then most recent 20 year Treasury Bill rate and your then life expectancy determined under the GAM 83 table.

4.   Enhanced Retirement Income Benefit

     A. In General. Should you remain employed with Kodak until January 3, 2007, Section 11 of your Offer Letter will, subject to your satisfaction of the terms and conditions of this letter agreement, be deleted in its entirety and replaced by the terms of this Section 4. Similarly, should Kodak after January 3, 2005, but prior to January 3, 2007, involuntarily terminate your employment for other than "Cause" or "Disability," as those terms are defined in the Offer Letter,
          Section 11 of your Offer Letter will, notwithstanding Section
          3 above to the contrary, be deleted in its entirety and replaced by the terms of this Section 4; provided, however, you satisfy all of the terms and conditions of this letter agreement.

     B. Benefit. Kodak will provide you a retirement income benefit (1) as if you were eligible to participate in Kodak's retirement plans by virtue of being employed by Kodak after December 31, 1995, but prior to March 1, 1999, and (2) based on 18 years of deemed service. The names of the specific retirement plans that you will be treated as participating in by virtue of being treated as employed after December 31, 1995, but prior to March 1, 1999, are the Kodak Retirement Income Plan ("KRIP"), the Kodak Unfunded Retirement Plan ("KURIP") and the Kodak Excess Retirement Income Plan ("KERIP"). These three plans insofar as they apply to employees employed by Kodak after March 31, 1995, but prior to March 1, 1999, will be collectively referred to as the "Retirement Plan."

          As explained in Section 4(C) below, the 18 years of deemed service that you will be treated as receiving under the Retirement Plan will not be credited to you unless and until you complete 7 years of actual service under the Retirement Plan. Thus, upon completion of these 7 years of service, you will have 25 years of service in total. Thereafter, you will continue to earn additional service credit under the Retirement Plan based on your actual service with Kodak. Any service credited to you under the Retirement Plan (whether actual or deemed) will only apply for purposes of establishing under the Retirement Plan: (i) the total amount of your "Vesting Service"; (ii) the total amount of your "Accrued Service" used to calculate your retirement income benefit; and (iii) your "Total Service" for purposes of determining the applicability of any early retirement reduction factor. The crediting of service applies solely for these purposes and is not intended to enhance any other Kodak benefit or compensation.

     C. Continuous Employment. In order to receive the enhanced retirement income benefit described in Section 4(B) above, you must remain continuously employed by Kodak until January 3, 2007. Thus, except as provided in Section 4(D) below, if your employment terminates for any reason, whether voluntarily or involuntarily, prior to your January 3, 2007, you will not be entitled to receive the enhanced retirement income benefit described in this Section 4.

     D. Termination For Other Than Cause or Disability. Notwithstanding Sections 4(C) above to the contrary, if after January 3, 2005, but prior to January 3, 2007, Kodak terminates your employment for other than "Cause" or "Disability," as those terms are defined in the Offer Letter, you will remain eligible for the enhanced retirement income benefit described in this Section 4. In such event, your enhanced retirement income benefit under Section 4(B) above will be calculated based on your actual years of service prior to your termination of employment plus 18 years of deemed service.

     E. Offset. The amount of the retirement income benefit, if any, provided to you under this Section 4 will be offset by the retirement income benefit payable to you under the terms of KRIP, KURIP and KERIP, and any successor plan(s) thereto.

     F. Payment. The amount of the enhanced retirement benefit, if any, payable to you under this Section 4 will: (i) be paid in such form(s) as Kodak, in its discretion, determines; (ii) be paid out of Kodak's general assets, not under KRIP; (iii) not be funded in any manner; (iv) be included in your gross income as ordinary income, subject to all income and payroll tax withholding required to be made under all applicable laws;
          and (v) not be grossed up or be given any other special tax treatment by Kodak.

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

5.    Severance Allowance

Subject to your satisfaction of the terms and conditions of this letter agreement, Section 12 of the Offer Letter is amended in its entirety to read as follows:

     12.  Severance Allowance

     A. In General. If prior to the seventh anniversary of the date of your employment by Kodak, your employment is terminated by Kodak for reasons other than "Cause" or "Disability," as those terms are defined above, Kodak will pay you, subject to your satisfaction of the terms of this Section 12, a severance allowance equal to two (2) times your then-current annual base salary plus your then-current target annual incentive award under MVCP, or any successor plan thereto.
          The severance allowance will be paid in equal consecutive bi-monthly payments over the two (2) year period commencing on the date of your termination of employment.

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

6.     November 16, 2001 Stock Option Award

As an additional inducement to incent you to remain employed until January 3, 2007, Kodak will increase by 50,000 options the amount of your stock option award under the management stock option grant scheduled for November 16, 2001. These 50,000 stock options will be granted to you under the terms of the 2000 Omnibus Long-Term Compensation Plan, vest in three consecutive equal annual installments on the first three anniversaries of the date of grant and have a term of ten years. The options will have an exercise price equal to the mean between the high and low at which Eastman Kodak common stock trades on the New York Stock Exchange on November 16, 2001.

The specific terms, conditions and restrictions of this stock option grant will be contained in an award notice delivered to you shortly after your execution of this letter agreement.

7.    Non-Solicitation of Employees or Customers

In partial consideration for the incentives under this letter agreement, you agree that during the two (2) year period immediately following your termination of employment, regardless of the reason for your termination, you will not directly or indirectly recruit, solicit or otherwise induce or attempt to induce any of the Company's employees or independent contractors to terminate their employment or contractual relationship with the Company or work for you or any other entity in any capacity, or solicit or attempt to solicit the business or patronage or any of the Company's actual or prospective clients, customers, or accounts with respect to any technologies, services, products, trade secrets, or other matters in which the Company is active.

8.    Injunctive Relief

You acknowledge by accepting the retention benefits under this letter agreement that any breach or threatened breach by you of any term of
Section 7 cannot be remedied solely by the recovery of damages or the withholding of benefits and Kodak will therefore be entitled to an injunction against such breach or threatened breach without posting any bond or other security. Nothing herein, however, will prohibit Kodak from pursuing, in connection with an injunction or otherwise, any other remedies available at law or equity for such breach or threatened breach, including the recovery of damages.

9.    Remaining Terms of Offer Letter

All of the remaining terms of the Offer Letter, to the extent they are consistent with the terms of this letter agreement, will remain in full force and effect, without amendment or modification.

10.   Miscellaneous

     A. Confidentiality. You agree to keep the content and existence of this letter agreement confidential except that you may review it with your financial advisor, attorney or spouse/partner and with me or my designee. Upon such a disclosure, however, you agree to advise the recipient of the confidential nature of this letter agreement and the facts giving rise to it as well as the recipient's obligations to maintain the confidentiality of this letter agreement and the facts giving rise to it.

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

     F. At Will. Please also keep in mind that, regardless of any provision contained in this letter to the contrary, your employment at Kodak is "at will". That is, you will be free to terminate your employment at any time, for any reason, and Kodak is free to do the same.

                                   * * *

Your signature below means that:

     1. You have had ample opportunity to discuss the terms and conditions of this letter agreement with advisors of your choice from among those types listed in Section 10(A) above, and as a result fully understand its terms and conditions; and

     2. You accept the terms and conditions set forth in this letter agreement; and

     3. You agree that this letter agreement supersedes and replaces any and all agreements or understandings whether written or oral that you may have with Kodak concerning the subject matter hereof; except, however, this letter does not in any way supersede or replace your Eastman Kodak Company Employee's Agreement.

If you find the foregoing acceptable, please sign your name on the signature line provided below and return the original signed copy of this letter directly to my attention prior to November 16, 2001. Thank you and best wishes towards your continuing successes at Kodak.

                                                  Very truly yours,



                                                   Michael P. Morley

I agree to the terms and conditions of this letter agreement.




Signed:
             Robert H. Brust


Dated:


                                                              Exhibit (12)

Eastman Kodak Company and Subsidiary Companies
Computation of Ratio of Earnings to Fixed Charges
(in millions, except for ratios)

Year Ended December 31

                               2001      2000      1999      1998    1997
Earnings
 before provision for
 income taxes                $  108    $2,132    $2,109    $2,106    $ 53
Add:
  Interest expense              219       178       142       110      98
  Share of interest expense
   of 50% owned companies        14        16         8         7       5
  Interest component of
   rental expense (1)            42        52        47        50      61
  Amortization of
   capitalized interest          28        28        24        24      23
                             ------    ------    ------    ------    ----


  Earnings as adjusted       $  411    $2,406    $2,330    $2,297    $240
                             ======    ======    ======    ======    ====

Fixed charges
  Interest expense              219       178       142       110      98
  Share of interest expense
   of 50% owned companies        14        16         8         7       5
  Interest component of
   rental expense (1)            42        52        47        50      61
  Capitalized interest           12        40        36        41      33
                             ------    ------    ------    ------    ----
  Total fixed charges        $  287    $  286    $  233    $  208    $197
                             ======    ======    ======    ======    ====
Ratio of earnings to
 fixed charges                 1.4x(2)   8.4x     10.0x(3)  11.0x  1.2x(4)

(1) Interest component of rental expense is estimated to equal 1/3 of such expense, which is considered a reasonable approximation of the interest factor.

(2) The ratio is 3.8x before deducting restructuring program charges of $678 million.

(3) The ratio is 11.5x before deducting restructuring program charges of $350million.

(4) The ratio is 8.6x before deducting restructuring program charges of $1,455 million.


                                                              Exhibit (21)

Subsidiaries of Eastman Kodak Company
                                                        Organized
Companies Consolidated                                Under Laws of

Eastman Kodak Company                                  New Jersey
  Eastman Kodak International
    Sales Corporation                                  Barbados
  Cinesite, Inc.                                       Delaware
  FPC Inc.                                             California
  Qualex Inc.                                          Delaware
    Qualex Canada Photofinishing Inc.                  Canada
  PictureVision Inc.                                   Delaware
  Eastman Gelatine Corporation                         Massachusetts
  Research Systems, Inc.                               Colorado
  ProShots, Inc.                                       Delaware
  Pakon, Inc.                                          Indiana
  Ofoto, Inc.                                          Delaware
  CustomerFirst Service & Support, Inc.                Delaware
  Lumisys Incorporated                                 Delaware
  Kodak Global Imaging, Inc.                           Delaware
  Eastman Canada Inc.                                  Canada
    Kodak Canada Inc.                                  Canada
  Kodak Argentina S.A.I.C.                             Argentina
  Kodak Chilena S.A.F.                                 Chile
  Kodak Americas Miami Export Operations (KAMEO)       Delaware
  Kodak Panama, Ltd.                                   New York
  Kodak Americas, Ltd.                                 New York
  Kodak Venezuela, S.A.                                Venezuela
  Kodak (Near East), Inc.                              New York
  Kodak (Singapore) Pte. Limited                       Singapore
  Kodak Philippines, Ltd.                              New York
  Kodak Limited                                        England
    Cinesite (Europe) Limited                          England
    Kodak India Limited                                India
    Kodak International Finance Ltd.                   England
  Kodak Polska Sp.zo.o                                 Poland
  Kodak AO                                             Russia
  Kodak Ireland Limited                                Ireland
  Kodak-Pathe SA                                       France
  Kodak A.G.                                           Germany
  E. K. Holdings, B.V.                                 Netherlands
    Kodak Brasileira C.I.L.                            Brazil
    Kodak Nederland B.V.                               Netherlands
  Kodak Korea Limited                                  South Korea
  Kodak Far East Purchasing, Inc.                      New York
  Kodak New Zealand Limited                            New Zealand
  Kodak (Australasia) Pty. Ltd.                        Australia
  Kodak (South Africa) (Proprietary) Ltd.              South Africa
  Kodak (Kenya) Limited                                Kenya
  Kodak (Egypt) S.A.E.                                 Egypt
  Kodak (Malaysia) S.B.                                Malaysia
  Kodak Taiwan Limited                                 Taiwan

                                                              Exhibit (21)
                                                               (Continued)

                                                        Organized
Companies Consolidated                                Under Laws of

Eastman Kodak Company
  Eastman Kodak International Capital
    Company, Inc.                                      Delaware
    Kodak de Mexico S.A. de C.V.                       Mexico
    Kodak Export de Mexico, S. de R.L. de C.V.         Mexico
    Kodak Mexicana S.A. de C.V.                        Mexico
    N.V. Kodak S.A.                                    Belgium
    Kodak a.s.                                         Denmark
    Kodak Norge A/S                                    Norway
    Kodak SA                                           Switzerland
    Kodak (Far East) Limited                           Hong Kong
    Kodak (Thailand) Limited                           Thailand
  Kodak G.m.b.H.                                       Austria
  Kodak Kft.                                           Hungary
  Kodak Oy                                             Finland
  Kodak S.p.A.                                         Italy
  Kodak Portuguesa Limited                             New York
  Kodak S.A.                                           Spain
  Kodak AB                                             Sweden
  Eastman Kodak S.A.                                   Switzerland
  Kodak Japan Ltd.                                     Japan
    Kodak Imagex K.K.                                  Japan
    K.K. Kodak Information Systems                     Japan
  Kodak Japan Industries Ltd.                          Japan
  Kodak (China) Limited                                Hong Kong
  Kodak Electronic Products (Shanghai) Co., Ltd.       China
  BASO Precision Optics, Ltd.                          Taiwan
  K.H. Optical Company Limited                         Hong Kong
  Kodak Photographic Equipment (Shanghai) Co., Ltd.    China
  Kodak (China) Co. Ltd.                               China
  Kodak (WUXI) Co. Ltd.                                China
  Kodak Xiamen Ltd.                                    China

Note: Subsidiary Company names are indented under the name of the parent company.

                                                             Exhibit (23)

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-48258, No. 33-49285, No. 33-64453, and No. 333-31759), Form S-4 (No. 33-
48891 and No. 333-74572), and S-8 (No. 33-5803, No. 33-35214, No. 33-
56499, No. 33-65033, No. 33-65035, No. 333-57729, No. 333-57659, No. 333-
57663, No. 333-57665, No. 333-23371, No. 333-43526, and No. 333-43524),
of Eastman Kodak Company of our report dated January 23, 2002, relating to the financial statements and financial statement schedule, which appears in this Annual Report on Form 10-K.




PricewaterhouseCoopers LLP
Rochester, New York
March 20, 2002