Form 10-Q
period 2002-03-31
EASTMAN KODAK CO
filed 2002-05-02
CIK 31235

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                        FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2002
                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                        March 31, 2002
Common Stock, $2.50 par value                  291,740,851

                       Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

                                       Three Months Ended
                                            March 31
                                       ------------------
                                          2002       2001

Net sales                               $2,707     $2,975
Cost of goods sold                       1,849      1,908
                                        ------     ------
   Gross profit                            858      1,067

Selling, general and
 administrative expenses                   541        574
Research and development costs             187        189
Goodwill amortization                        0         42
                                        ------     ------
   Earnings from operations                130        262

Interest expense                            44         61
Other (charges) income                     (31)        23
                                        ------     ------
Earnings before income taxes                55        224
Provision for income taxes                  16         74
                                        ------     ------
   NET EARNINGS                         $   39     $  150
                                        ======     ======

Basic earnings per share                $  .13     $  .52
                                        ======     ======

Diluted earnings per share              $  .13     $  .52
                                        ======     ======

Earnings used in basic and
 diluted earnings per share             $   39     $  150


Number of common shares used in
 basic earnings per share                291.3      290.1

Incremental shares from
 assumed conversion of options             0.0        0.4
                                         -----      -----
Number of common shares used in
 diluted earnings per share              291.3      290.5
                                         =====      =====

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                              $7,431     $7,869
Net earnings                                39        150
Cash dividends declared                      -       (128)
Loss from issuance of treasury
 stock relating to a
 business acquisition                      (25)         -
                                        ------     ------
Retained Earnings
 at end of period                       $7,445     $7,891
                                        ======     ======
------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                          March 31,        Dec. 31,
                                             2002            2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   511         $   448
Receivables, net                            2,202           2,337
Inventories, net                            1,205           1,137
Deferred income taxes                         517             521
Other current assets                          254             240
                                          -------         -------
 Total current assets                       4,689           4,683
                                          -------         -------
Property, plant and equipment, net          5,563           5,659
Goodwill, net                                 971             948
Other long-term assets                      2,097           2,072
                                          -------         -------
 TOTAL ASSETS                             $13,320         $13,362
                                          =======         =======
-----------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current
  liabilities                             $ 3,101         $ 3,276
Short-term borrowings                       1,779           1,378
Current portion of long-term debt              86             156
Accrued income taxes                          505             544
                                          -------         -------
 Total current liabilities                  5,471           5,354

OTHER LIABILITIES
Long-term debt, net of current portion      1,459           1,666
Postemployment liabilities                  2,733           2,728
Other long-term liabilities                   725             720
                                          -------         -------
 Total liabilities                         10,388          10,468

SHAREHOLDERS' EQUITY
Common stock at par                           978             978
Additional paid in capital                    849             849
Retained earnings                           7,445           7,431
Accumulated other comprehensive loss         (619)           (597)
                                          -------         -------
                                            8,653           8,661
Less: Treasury stock at cost                5,721           5,767
                                          -------         -------
 Total shareholders' equity                 2,932           2,894
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $13,320         $13,362
                                          =======         =======
-----------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

                                                 Three Months Ended
                                                       March 31
                                                 ------------------
                                                     2002    2001


Cash flows from operating activities:
Net earnings                                       $   39  $  150
Adjustments to reconcile to
net cash used in operating activities:
  Depreciation and amortization                       185     230
  Provision for deferred taxes                          2      29
  Gain on sale of assets                               (3)    (15)
  Decrease in receivables                             144      98
  Increase in inventories                             (52)   (123)
  Decrease in liabilities excluding borrowings       (224)   (398)
  Other items, net                                    (41)    (19)
                                                   ------  ------
    Total adjustments                                  11    (198)
                                                   ------  ------
    Net cash provided by (used in) operating
     activities                                        50     (48)
                                                   ------  ------

Cash flows from investing activities:
  Additions to properties                             (95)   (196)
  Net proceeds from sales of businesses/assets          3       9
  Acquisitions, net of cash acquired                   (6)   (189)
  Marketable securities - purchases                   (31)    (20)
  Marketable securities - sales                        17       5
                                                   ------  ------
    Net cash used in investing activities            (112)   (391)
                                                   ------  ------

Cash flows from financing activities:
  Net increase in borrowings
   with original maturity of
   90 days or less                                    221     476
  Proceeds from other borrowings                      289     567
  Repayment of other borrowings                      (386)   (448)
  Dividends to shareholders                             -    (128)
  Exercise of employee stock options                    3       7
  Stock repurchases                                     -     (44)
                                                   ------  ------
    Net cash provided by financing activities         127     430
                                                   ------  ------

Effect of exchange rate changes on cash                (2)     (6)
                                                   ------  ------

Net increase (decrease) in cash and cash
 equivalents                                           63     (15)
Cash and cash equivalents, beginning of year          448     246
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  511  $  231
                                                   ======  ======

-----------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Eastman Kodak Company and its subsidiaries (the Company). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
-----------------------------------------------------------------------

NOTE 2: RECEIVABLES, NET
(in millions)                               March 31,   December 31,
                                              2002         2001

Trade receivables                           $1,828       $1,966
Miscellaneous receivables                      374          371
                                            ------       ------
 Total (net of allowances of $122 and $109) $2,202       $2,337
                                            ======       ======

Of the total trade receivable amounts of $1,828 million and $1,966 million as of March 31, 2002 and December 31, 2001, respectively, approximately $268 million and $329 million are expected to be settled through customer deductions in lieu of cash payment. Such deductions represent rebates owed to the customer and are included in Accounts payable and other current liabilities in the accompanying consolidated statement of financial position at each respective balance sheet date.
-----------------------------------------------------------------------

NOTE 3:  INVENTORIES, NET
(in millions)                               March 31,   December 31,
                                              2002         2001


         Finished goods                     $  898       $  851
         Work in process                       329          318
         Raw materials and supplies            398          412
                                            ------       ------
                                             1,625        1,581
         LIFO reserve                         (420)        (444)
                                            ------       ------
           Total                            $1,205       $1,137
                                            ======       ======

-------------------------------------------------------------------------

NOTE 4: SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

In March 2002, the Company entered into an accounts receivable securitization program (the Program), which provides the Company with borrowings up to a maximum of $400 million. Under the Program, the Company sells certain of its domestic trade accounts receivable without recourse to EK Funding LLC, a Kodak wholly-owned, consolidated, bankruptcy-remote, limited purpose, limited liability corporation (EKFC). Kodak continues to service, administer and collect the receivables. A bank, acting as the Program agent, purchases undivided percentage ownership interests in those receivables on behalf of the conduit purchasers, who have a first priority security interest in the related receivables pool. The receivables pool at March 31, 2002, representing the outstanding balance of the gross accounts receivable sold to EKFC, totaled approximately $669 million. As the Company has the right at any time during the Program to repurchase all of the then outstanding purchased interests for a purchase price equal to the outstanding principal plus accrued fees, the receivables remain on the Company's consolidated statement of financial position, and the proceeds from the sale of undivided interests are recorded as secured borrowings. As the Program must be renewed annually at the discretion of the bank, the secured borrowings under the Program are included in short-term borrowings. The Company expects the Program to be renewed upon its expiration in March 2003. At March 31, 2002, the Company had outstanding secured borrowings under the Program of $136 million.

The cost of the secured borrowings under the Program is comprised of yield, liquidity, conduit, Program and Program agent fees. The yield fee is subject to a floating rate, based on the average of the conduits' commercial paper rates. The total charge for these fees is recorded in interest expense. Based on the outstanding secured borrowings level of $136 million and the average of the conduits' commercial paper rates at March 31, 2002, the estimated annualized borrowing cost rate is 2.44%. Due to the timing of the funding in March 2002, the amount charged to interest expense for the quarter ended March 31, 2002 was not material.

The Program agreement contains a number of customary covenants and termination events. Upon the occurrence of a termination event, all secured borrowings under the Program shall be immediately due and payable. The Company was in compliance with all such covenants at March 31, 2002.

Long-Term Debt

In March 2002, the Company entered into two separate term note arrangements (the Notes) with an aggregate principal amount of approximately $30 million. The Notes bear interest at an annual rate of 6.79% and are payable in 36 monthly installments of principal and interest of approximately $0.9 million. The Notes are collateralized by certain photofinishing equipment. The Notes contain customary representations, warranties, covenants and events of default. The Company was in compliance with all of these provisions under the Notes at March 31, 2002. Of the outstanding principal of $30 million at March 31, 2002, approximately $6 million and $24 million, respectively, were recorded in current portion of long-term debt and long-term debt, net of current portion.
-----------------------------------------------------------------------

NOTE 5:  COMMITMENTS AND CONTINGENCIES

Environmental

At March 31, 2002, the Company's undiscounted accrued liability for environmental remediation costs amounted to approximately $155 million and is reported in Other long-term liabilities.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFIs) and Corrective Measures Studies (CMS) for areas at the site. At March 31, 2002, estimated future remediation costs of $69 million are accrued on an undiscounted basis and are included in Other long-term liabilities.

Additionally, the Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. In this regard, the Company has been identified as a potentially responsible party (PRP) in connection with the non-imaging health businesses in five active Superfund sites. At March 31, 2002, estimated future remediation costs of $50 million are accrued on an undiscounted basis and are included in Other long-term liabilities.

The Company has obligations relating to two former manufacturing sites located outside the United States. Investigations were completed by an external environmental consultant in the fourth quarter of 2001, which facilitated the completion of cost estimates for the future remediation and monitoring of these sites. The Company's obligations with respect to these two sites include an estimate of its cost to repurchase one of the sites and demolish the buildings in preparation for its possible conversion to a public park. The repurchase of the site was completed in the first quarter of 2002. At March 31, 2002, estimated future remediation and monitoring costs of $31 million are accrued on an undiscounted basis and are included in Other long-term liabilities.

Additionally, the Company has approximately $5 million accrued on an undiscounted basis in Other long-term liabilities at March 31, 2002 for remediation relating to other facilities which are not material to the Company's financial position, results of operations, cash flows or competitive position.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $24 million over the next nine years. These expenditures are primarily capital in nature and, therefore, are not included in the environmental accrual at March 31, 2002.

The Company is presently designated as a PRP under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (The Superfund law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at six such active sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have also been designated at these sites and, although the law imposes joint and several liability on PRPs, the Company's historical experience demonstrates that these costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial position, results of operations or cash flows.

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

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. A finite estimate of cost does not normally become fixed and determinable at a specific time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability, and the Company continually updates its cost estimates. It is reasonably possible that the Company's estimates of its recorded liabilities may change, and there is no assurance that additional costs greater than the amounts accrued will not be incurred or that changes in environmental laws or their interpretation will not require that additional amounts be spent.

Factors which cause uncertainties for the Company include, but are not limited to, the effectiveness of the current work plans in achieving targeted results and proposals of regulatory agencies for desired methods and outcomes. It is possible that financial position, results of operations, cash flows or competitive positions could be affected by the ultimate resolution of these matters.

Other Commitments and Contingencies

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At March 31, 2002, these guarantees totaled approximately $269 million. Within the total amount of $269 million, the Company is guaranteeing debt in the amount of $175 million for Kodak Polychrome Graphics, an unconsolidated affiliate in which the Company has a 50% ownership interest. The balance of the amount is principally comprised of other loan guarantees and guarantees of customer amounts due to banks in connection with various banks' financing of customers' purchase of equipment and products from Kodak. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. Management believes the likelihood is remote that material payments will be required under these guarantees.

In connection with the formation of the SK Display Corporation with SANYO Electric Co., Ltd., the Company will contribute approximately $117 million, comprised of $17 million in cash and $100 million in loan guarantees during 2002 and 2003. As of March 31, 2002, neither the cash nor the guarantees had been contributed.

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

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor (the Vendor) to fulfill its servicing obligations under the leases. The Vendor is currently experiencing financial difficulty, which raises concern about Qualex's ability to procure the required service parts. The lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations. Under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $551 million at March 31, 2002. To mitigate the risk of not being able to fulfill its service obligations, Qualex has built up its inventory of these spare parts and has begun refurbishing used parts. Effective April 3, 2002, Kodak entered into certain agreements with the Vendor under which the Company has committed to pay up to $25 million for: a license relating to the spare parts intellectual property; an equity interest in the intellectual property holding company; an arrangement to purchase spare parts; approximately five percent of the Vendor's outstanding unrestricted voting common stock; and a loan to the Vendor if the Vendor meets certain criteria. A portion of such debt will be convertible into the Vendor's unrestricted voting common stock.

In December 2001, Standard & Poor's downgraded the credit ratings of Dana Corporation to BB for long-term debt and B for short-term debt, which are below investment grade. This action created a Guarantor Termination Event under the Receivables Purchase Agreement (RPA) between ESF and its banks. To cure the Guarantor Termination Event, in January 2002, ESF posted $60 million of additional collateral in the form of cash and long-term lease receivables. At that time, if Dana Corporation were downgraded to below BB by Standard & Poor's or below Ba2 by Moody's, that action would constitute a Termination Event under the RPA and ESF would be forced to renegotiate its debt arrangements with the banks. On February 22, 2002, Moody's downgraded Dana Corporation to a Ba3 credit rating, thus creating a Termination Event.

Effective April 15, 2002, ESF cured the Termination Event by executing an amendment to the RPA. Under the amended RPA, the maximum borrowings have been lowered to $400 million, and ESF must pay a higher interest rate on outstanding and future borrowings. Total outstanding borrowings under the RPA at March 31, 2002 were $398 million. Additionally, if there were certain changes in control with respect to Dana Corporation or DCC, as defined in the amended RPA, such an occurrence would constitute an event of default. Absent a waiver from the banks, this event of default would create a Termination Event under the RPA.

Dana Corporation's Standard & Poor's and Moody's long-term debt credit ratings have remained at the February 22, 2002 levels of BB and Ba3, respectively. Under the amended RPA, if either of Dana Corporation's long-term debt ratings were to fall below their current respective ratings, such an occurrence would create a Termination Event as defined in the RPA.

The current RPA arrangement expires on July 23, 2002, at which time the RPA can be extended or terminated. If the RPA were terminated, Qualex would no longer be able to sell its lease receivables to ESF and would need to find an alternative financing solution for future sales of its photofinishing equipment. Under the partnership agreement between Qualex and DCC, subject to certain conditions, ESF has exclusivity rights to purchase Qualex's long-term lease receivables. The term of the partnership agreement continues through October 6, 2003. In light of the timing of the partnership termination, Qualex is currently considering alternative financing solutions for prospective leasing activity with its customers.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations. Refer to Item 1, Legal Proceedings, on page 38.
-----------------------------------------------------------------------

NOTE 6:  FINANCIAL INSTRUMENTS

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates which may adversely affect its results of operations and financial position. The Company manages such exposures, in part, with derivative financial instruments. The fair value of these derivative contracts is reported in Other current assets or Accounts payable and other current liabilities in the Company's Statement of Financial Position.

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales. At March 31, 2002, the Company had cash flow hedges for the euro, the Australian dollar, the Canadian dollar, and the Korean won, with maturity dates ranging from April 2002 to October 2002.

At March 31, 2002, the fair value of all open foreign currency forward contracts was an unrealized net gain of $2 million, recorded in Other comprehensive income. Additionally, realized gains of less than $1 million, related to closed foreign currency contracts, have been deferred in Other comprehensive income. If all amounts deferred to Other comprehensive income related to these contracts were to be realized, $2 million of gains would be reclassified into cost of goods sold over the next twelve months as the inventory transferred in connection with the intercompany sales is sold to third parties.
During the first quarter of 2002, a loss of $1 million was reclassified from Other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings (both in Other (charges) income). The majority of the contracts held by the Company are denominated in euros, Australian dollars, British pounds, Chinese renminbi, and Canadian dollars.

The Company has entered into silver forward contracts that are designated as cash flow hedges of price risk related to forecasted worldwide silver purchases. The Company used silver forward contracts to minimize its exposure to increases in silver prices in 2000, 2001, and 2002. At March 31, 2002, the Company had open forward contracts with maturity dates ranging from April 2002 to September 2002.

At March 31, 2002, the fair value of open silver forward contracts was an unrealized gain of $5 million, recorded in Other comprehensive income. If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months. During the first quarter of 2002, a realized loss of $6 million was recorded in cost of goods sold. At March 31, 2002, realized losses of $1 million, related to closed silver contracts, were recorded in Other comprehensive income. These losses will be reclassified into cost of goods sold as silver-containing products are sold, all within the next twelve months. Hedge ineffectiveness was insignificant.

In July 2001, the Company entered into an interest rate swap agreement designated as a cash flow hedge of the LIBOR-based floating-rate interest payments on $150 million of debt issued June 26, 2001 and maturing September 16, 2002. The swap effectively converts interest expense on that debt to a fixed annual rate of 4.06%.

At March 31, 2002, the fair value of the swap was a loss of $1 million, recorded in Other comprehensive income. If this amount were to be realized, all of this loss would be reclassified into interest expense within the next twelve months. During the first quarter of 2002, less than $1 million was charged to interest expense related to the swap. There was no hedge ineffectiveness.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at March 31, 2002 was not significant to the Company.
-----------------------------------------------------------------------

NOTE 7:  RESTRUCTURING PROGRAM

The following table summarizes the activity with respect to the remaining balances in the restructuring reserves at March 31, 2002 related to the restructuring charges taken in 2001:

(in millions)
                                             Exit
                         Severance           Costs
                    -------------------     -------
                      Number of
                      Employees  Reserve    Reserve    Total
                      ---------  -------    -------    -----
Ending balance at
 December 31, 2001       4,225    $ 275      $ 43      $ 318

2002 utilization        (2,275)     (55)       (2)       (57)
                       -------    -----      ----      -----
Ending balance at
 March 31, 2002          1,950    $ 220      $ 41      $ 261
                       =======    =====      ====      =====

As previously disclosed in the Company's 2001 Annual Report on Form 10-K, the Company had two separate restructuring programs in 2001 primarily relating to the rationalization of the U.S. photofinishing operations, the elimination of excess manufacturing capacity, the exit of certain operations and reductions in research and development positions and selling, general and administrative positions worldwide. In connection with these restructuring actions, the Company recorded a total net charge of $678 million, which was comprised of severance, long-term assets, inventory and exit cost charges of $331 million, $215 million, $84 million and $48 million, respectively. The net severance charge represented the elimination of 6,925 worldwide positions, of which 4,975 positions had been eliminated as of March 31, 2002. The majority of the remaining 1,950 positions are expected to be eliminated during the second quarter of 2002. Terminated employees can elect to receive severance payments for up to two years following their date of termination. The actions relating to the exit cost reserve are expected to be completed by the end of 2002.
-----------------------------------------------------------------------

NOTE 8:  EARNINGS PER SHARE

Options to purchase 23.9 million and 44.3 million shares of common stock at weighted average per share prices of $61.42 and $58.84 for the three months ended March 31, 2002 and 2001, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods.
-----------------------------------------------------------------------

NOTE 9:  COMMON STOCK

$2.50 par value, 950 million shares authorized, 391 million shares issued at March 31, 2002 and December 31, 2001. Treasury stock at cost consists of approximately 100 million shares at both March 31, 2002 and December 31, 2001.
-----------------------------------------------------------------------

NOTE 10:  COMPREHENSIVE INCOME
(in millions)

                               Three Months Ended
                                    March 31
                               ------------------

                                2002        2001

Net income                      $ 39       $ 150

Unrealized holding gains
 (losses) on marketable
 securities                        2          (9)

Unrealized gains from
 hedging activity                  8          13

Currency translation
 adjustments                     (32)        (94)
                                ----       -----
Total comprehensive income     $  17       $  60
                                ====       =====
-----------------------------------------------------------------------

NOTE 11:  SEGMENT INFORMATION
(in millions)

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

As a result of the change in composition of the reportable segments, the accompanying segment information for the quarter ended March 31, 2001 has been presented in accordance with the new structure and to conform to the presentation in the Company's 2001 Annual Report on Form 10-K and the presentation for the quarter ended March 31, 2002. The Company has three reportable segments: Photography; Health Imaging; and Commercial Imaging. The balance of the Company's operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

Segment financial information is shown below.

                               Three Months Ended
                                    March 31
                               ------------------
                                2002       2001

Net sales:
Photography                   $1,814      $2,029
Health Imaging                   521         561
Commercial Imaging               348         360
All Other                         24          25
                              ------      ------
  Consolidated total          $2,707      $2,975
                              ======      ======



Earnings (loss) from
 operations:
Photography                   $   16      $  103
Health Imaging                    76         108
Commercial Imaging                45          47
All Other                         (7)          4
                              ------      ------
  Consolidated total          $  130      $  262
                              ======      ======



Net earnings (loss):
Photography                   $    3      $   85
Health Imaging                    50          73
Commercial Imaging                22          29
All Other                         (6)          3
                              ------      ------
  Total of segments               69         190

Interest expense                 (44)        (61)
Other corporate items              2           2
Income tax effects on
 above items and taxes
 not allocated to segments        12          19
                              ------      ------
  Consolidated total          $   39      $  150
                              ======      ======
--------------------------------------------------------------------

NOTE 12:  ACCOUNTING CHANGES

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and, therefore, the results from operations for the quarter ended March 31, 2002 excludes amortization expense on goodwill. Under the transitional guidance of SFAS No. 142, the Company was required to perform two steps, step one to test for a potential impairment of goodwill, and step two to measure the impairment loss, if any such loss were identified in the performance of step one. The Company completed step one in its first quarter ended March 31, 2002, which resulted in no impairment. Accordingly, the performance of step two was not required. Additionally, in the quarter ended March 31, 2002, the Company evaluated the useful lives assigned to its intangible assets, which resulted in no material changes to such useful lives.

Net income and earnings per share for the quarter ended March 31, 2001, as adjusted for the exclusion of amortization expense, were as follows:


                                Three Months Ended           Impact of
                                   March 31, 2001           Exclusion of
                             ------------------------         Goodwill
                             As Reported  As Adjusted      Amort. Expense
                             -----------  -----------      --------------

Earnings before income
 taxes (as originally
 reported)                     $ 224        $ 224              $  -

Adjustment for the
 exclusion of goodwill
 amortization                      -           42                42
                               -----        -----              ----
Earnings before income
 taxes                           224          266                42

Provision for income
 taxes                            74           80                 6
                               -----        -----              ----
Net income                     $ 150        $ 186              $ 36
                               =====        =====              ====
Basic and diluted
 earnings per share            $ .52        $ .64              $.12
                               =====        =====              ====

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements for the quarter ended March 31, 2002.

Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The adoption of EITF Issue No. 01-09 did not have a material impact on the Company's Consolidated Statement of Earnings.
-----------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except per share data)

                                         First Quarter
                                      2002    2001  Change

Sales                               $2,707  $2,975   - 9%
Earnings from operations               130     262   -50
Net earnings                            39     150   -74
Basic earnings per share               .13     .52   -75
Diluted earnings per share             .13     .52   -75


The Company's Results of Operations for the Three Months Ended March 31, 2002 included the following:

Beginning in the fourth quarter of 2001, the Company changed its operating structure, which was previously comprised of seven business units, to be centered around strategic product groups. In accordance with the change in operating structure, certain of the Company's product groups were realigned and such realignment resulted in changes to the composition of the reportable segments. The Company has three reportable segments: Photography, Health Imaging and Commercial Imaging. The balance of the Company's operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other. The accompanying quarter ended March 31, 2002 and 2001 results have been reported in accordance with the new operating structure.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and, therefore, net earnings for the quarter ended March 31, 2002 of $39 million, or $0.13 per basic and diluted share, excludes amortization expense on goodwill. Net earnings for the quarter ended March 31, 2001 of $150 million, or $0.52 per basic and diluted share, includes amortization expense on goodwill. On a pro forma basis, excluding amortization expense on goodwill, net earnings for the quarter ended March 31, 2001 was $186 million, or $0.64 per basic and diluted share.
-----------------------------------------------------------------------

Net Sales by Reportable Segment and All Other
(in millions)

                                         First Quarter
                                      2002    2001   Change

Photography
  Inside the U.S.                   $  799  $  921    -13%
  Outside the U.S.                   1,015   1,108    - 8
                                    ------  ------    ---
Total Photography                    1,814   2,029    -11
                                    ------  ------    ---

Health Imaging
  Inside the U.S.                      248     268    - 7
  Outside the U.S.                     273     293    - 7
                                    ------  ------    ---
Total Health Imaging                   521     561    - 7
                                    ------  ------    ---

Commercial Imaging
  Inside the U.S.                      189     202    - 6
  Outside the U.S.                     159     158    + 1
                                    ------  ------    ---
Total Commercial Imaging               348     360    - 3
                                    ------  ------    ---

All Other
  Inside the U.S.                       11      17    -35
  Outside the U.S.                      13       8    +63
                                    ------  ------    ---
Total All Other                         24      25    - 4
                                    ------  ------    ---
Total Net Sales                     $2,707  $2,975    - 9%
                                    ======  ======    ===

-----------------------------------------------------------------------

Earnings (Loss) from Operations by Reportable Segment and All Other
(in millions)
                                         First Quarter
                                      2002    2001   Change

Photography                         $   16    $103    -84%
    Percent of Sales                   0.9%    5.1%

Health Imaging                      $   76    $108    -30%
    Percent of Sales                  14.6%   19.3%

Commercial Imaging                  $   45    $ 47    - 4%
    Percent of Sales                  12.9%   13.1%

All Other                           $   (7)   $  4
    Percent of Sales                 (29.2%)  16.0%
                                    ------    ----    ---
Total Earnings from Operations      $  130    $262    -50%
                                    ======    ====    ===

-----------------------------------------------------------------------

Net Earnings (Loss) by Reportable Segment and All Other
(in millions)
                                         First Quarter
                                      2002    2001   Change

Photography                         $    3    $ 85    -96%
    Percent of Sales                   0.2%    4.2%

Health Imaging                      $   50    $ 73    -32%
    Percent of Sales                   9.6%   13.0%

Commercial Imaging                  $   22    $ 29    -24%
    Percent of Sales                   6.3%    8.1%

All Other                           $   (6)   $  3
    Percent of Sales                 (25.0%)  12.0%
                                    ------    ----    ---
Total of segments                   $   69    $190    -64%
    Percent of Sales                   2.6%    6.4%

Interest expense                       (44)    (61)
Other corporate items                    2       2
Income tax effects on
 above items and taxes
 not allocated to
 segments                               12      19
                                    ------    ----
Total Net Earnings                  $   39    $150
                                    ======    ====

-----------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                                         First Quarter
                                      2002    2001  Change

Gross profit                        $  858  $1,067   -20%
    Percent of Sales                  31.7%   35.9%
Selling, general and
 administrative expenses            $  541  $  574   - 6%
    Percent of Sales                  20.0%   19.3%
Research and development costs      $  187  $  189   - 1%
    Percent of Sales                   6.9%    6.4%
Goodwill amortization               $    0      42
    Percent of Sales                           1.4%

-----------------------------------------------------------------------

2002 COMPARED WITH 2001

First Quarter

Consolidated

Net worldwide sales were $2.707 billion for the first quarter of 2002 as compared with $2.975 billion for the first quarter of 2001, representing a decrease of $268 million, or 9% as reported, or 7% excluding the negative impact of exchange. Net sales in the U.S. were $1.247 billion for the first quarter of 2002 as compared with $1.408 billion for the first quarter of 2001, representing a decrease of $161 million, or 11%. Net sales outside the U.S. were $1.460 billion for the first quarter of 2002 as compared with $1.567 billion for the first quarter 2001, representing a decrease of $107 million, or 7% as reported, or 3% excluding the negative impact of exchange. The negative impact from exchange in the first quarter of 2002 was $56 million, or a negative 2%, due to unfavorable effects from Europe, Japan, Asia, Australia, and Canada.

Net sales in emerging markets were $545 million for the first quarter of 2002 as compared with $568 million for the first quarter of 2001, representing a decrease of $23 million, or 4%. The emerging market portfolio accounted for approximately 20% of Kodak's worldwide sales in the quarter. Sales growth in the Greater Asia Region of 3% was offset by declines in Latin America, Greater Russia and the Eastern Europe, Africa and Middle East region of 11%, 7% and 8%, respectively. The declines are reflective of continued economic weakness in many emerging market countries.

In the first quarter of 2002, the Company experienced sales increases in China of 8% as compared with the first quarter of 2001, which were driven by growth in the Chinese imaging market and continued expansion of distribution channels, particularly in secondary and tertiary cities. Sales increases in India of 8% in the first quarter of 2002 as compared with the prior year quarter were driven by continued market growth, specifically from the Photoshop program and the launch of other programs in rural areas to drive film sales.

Gross profit was $858 million for the first quarter of 2002 as compared with $1.067 billion for the first quarter of 2001, representing a decrease of $209 million, or 20%. The gross profit margin was 31.7% in the current year quarter as compared with 35.9% in the prior year quarter. The 4.2 percentage point decrease was primarily attributable to declining prices on consumer film, health laser imaging systems and analog film and consumer digital cameras, a decrease in productivity due to higher fixed cost absorption on lower volumes, and product mix.

Selling, general and administrative expenses (SG&A) were $541 million for the first quarter of 2002 as compared with $574 million for the first quarter of 2001, representing a decrease of $33 million, or 6%. SG&A increased as a percentage of sales from 19.3% for the first quarter of 2002 to 20.0% for the first quarter of 2001. SG&A, excluding advertising, decreased from $466 million for the first quarter of 2001 to $444 million for the current year quarter, but increased as a percentage of sales from 15.7% to 16.4%.

Research and development costs (R&D) were $187 million for the first quarter of 2002 as compared with $189 million for the first quarter of 2001, representing a decrease of $2 million, or 1%. R&D increased as a percentage of sales from 6.4% for the first quarter of 2001 to 6.9% for the current year quarter.

Earnings from operations for the first quarter of 2002 were $130 million as compared with $262 million for the first quarter of 2001, representing a decrease of $132 million, or 50%. The decrease in earnings from operations was primarily the result of a decrease in sales resulting from continuing economic weakness in markets worldwide and lower gross profit margins caused by unfavorable price, mix and productivity. These factors were partially offset by an increase from the elimination of goodwill amortization. Earnings from operations for the first quarter of 2001 of $262 million included goodwill amortization expense of $42 million.

Interest expense for the first quarter of 2002 was $44 million as compared with $61 million for the first quarter of 2001, representing a decrease of $17 million, or 28%. The decrease in interest expense is primarily attributable to lower average borrowing levels and lower interest rates in the first quarter of 2002 relative to the prior year quarter. The Other income (charges) component includes principally investment income, income and losses from equity investments, foreign exchange and gains and losses on the sales of assets and investments. Other charges for the first quarter of 2002 were $31 million as compared with other income of $23 million for the first quarter of 2001. The trend in this component is primarily attributable to the negative foreign exchange impact relating to the currency devaluation in Argentina and an increase in the Company's equity in the losses from the Phogenix and NexPress joint ventures as these business ventures are in the early stages of bringing their offerings to market.

Net earnings for the first quarter of 2002 were $39 million, or $.13 per basic and diluted share, as compared with net earnings for the first quarter of 2001 of $150 million, or $.52 per basic and diluted share, representing a decrease of $111 million, or 74%. The decrease in net earnings is primarily attributable to the decrease in earnings from operations and the increase in other charges, partially offset by a decrease in interest expense as described above.

The Company's effective tax rate was 29% for the first quarter of 2002 as compared with 33% for the first quarter of 2001. The lower effective tax rate for the current year quarter is primarily attributable to the tax effect from the elimination of goodwill amortization and expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S.

Photography

Net worldwide sales for the Photography segment were $1.814 billion for the first quarter of 2002 as compared with $2.029 billion for the first quarter of 2001, representing a decrease of $215 million, or 11% as reported, or 9% excluding the negative impact of exchange. Photography segment net sales in the U.S. were $799 million for the first quarter of 2002 as compared with $921 million for the first quarter of 2001, representing a decrease of $122 million, or 13%. Photography segment net sales outside the U.S. were $1.015 billion for the first quarter of 2002 as compared with $1.108 billion for the first quarter of 2001, representing a decrease of $93 million, or 8% as reported, or 5% excluding the negative impact of exchange.

Net worldwide sales of consumer film products, including 35mm film, Advantix film and one-time-use cameras, decreased 13% in the first quarter of 2002 as compared with the first quarter of 2001, reflecting declines due to volume, price/mix and unfavorable exchange. Sales of the Company's consumer film products within the U.S. decreased 19% in the first quarter of 2002 as compared with the prior year quarter, reflecting declines due to both volume and price/mix. Sales of the Company's consumer film products outside the U.S. decreased 9%, reflecting declines due to volume, price/mix and unfavorable exchange.

On a worldwide basis, for the most recent period that data is available (third quarter of 2001), Kodak improved its market share position on a quarter sequential basis by gaining market share in most regions of the world. The U.S. film industry volume improved throughout the first quarter of 2002, reflecting an increase of 2% as compared with the prior year quarter, including an early Easter. The Company's blended U.S. consumer film share was down on a volume basis in the first quarter of 2002 relative to the prior year quarter, while the Company's quarterly market share was lower against the first quarter of 2001 due to impacts from a volatile competitive market and a continuing weak economic environment that affected consumer buying patterns. The implementation of share management programs began to show positive results during the quarter, and the Company believes it will maintain full-year U.S. market share as it has done for the past four consecutive years.

Net worldwide sales of consumer color paper decreased 3% in the first quarter of 2002 as compared with the first quarter of 2001, reflecting declines due to price/mix and unfavorable exchange, partially offset by an increase in volume. Net sales of consumer color paper in the U.S. increased 7% in the first quarter of 2002 as compared with the prior year quarter, reflecting increases due to volume, price/mix and weak sales in the first quarter of 2001. Net sales of consumer color paper outside of the U.S. decreased 6%, reflecting declines due to price/mix and unfavorable exchange, partially offset by an increase in volume.

Net worldwide photofinishing sales, including Qualex in the U.S. and Consumer Imaging Services (CIS) outside the U.S., decreased 8% in the first quarter of 2002 as compared with the first quarter of 2001, reflecting lower volumes, prices and unfavorable exchange. In the U.S., Qualex's processing volumes (wholesale and on-site) decreased 10% in the first quarter of 2002 as compared with the prior year quarter, reflecting a weak film industry in late 2001 and the adverse impact of several store closures by a major U.S. retailer. During the current year quarter, CIS in Europe began the integration of Spector Photo Group's wholesale photofinishing and distribution activities in France, Germany, and Austria and ColourCare Limited's wholesale processing and printing operations in the U.K.

Net sales from the Company's consumer digital products and services, which include Picture Maker kiosks/media and consumer digital services revenue from Picture CD, "You've Got Pictures", and Retail.com, decreased 13% in the first quarter of 2002 as compared with the first quarter of 2001. The decrease in sales was primarily attributable to lower sales of Picture Maker kiosks during the current year quarter as U.S. retailers curtailed capital expenditures due to the continued weak economic environment. The Company continues its strong focus on developing kiosk offerings with added features, creating new kiosk channels, expanding internationally, and continuing to increase the media burn per kiosk. Net worldwide sales of thermal media increased 10% in the first quarter of 2002 as compared with the prior year quarter. Additionally, the average penetration rate for the number of rolls scanned at Qualex's wholesale labs averaged 6.9% for the first quarter of 2002, reflecting a 39% increase over the number of images scanned in the first quarter of 2001, and up from the 5.8% and 6.7% levels in the third and fourth quarters, respectively, of 2001. This growth was driven by continued consumer acceptance of Picture CD and Retail.com.

Net worldwide sales of consumer digital cameras decreased slightly in the first quarter of 2002 as compared with the first quarter of 2001. The decrease in sales reflects declines due to price/mix and unfavorable exchange. Digital camera sales continued to experience positive volume growth.

Complete data for consumer digital camera market share for the first quarter of 2002 is not yet available; however, all indications are that Kodak continues to hold one of the top three U.S. market share positions, as the EasyShare camera system continues to experience strong market acceptance.

Net worldwide sales of inkjet photo paper increased 56% in the first quarter of 2002 as compared with the first quarter of 2001. Kodak maintained its top two market share position quarter sequentially. The double-digit revenue growth and the maintenance of market share are primarily attributable to increased promotional activity at key accounts, continued emphasis on broadening channel distribution and a continued increase in merchandising efforts.

The Company's Ofoto business continued to demonstrate strong sales growth during the first quarter of 2002, with a repeat customer rate now exceeding 50%.

Net worldwide sales of professional sensitized products, including color negative, color reversal and commercial black and white films and sensitized paper, decreased 18% in the first quarter of 2002 as compared with the first quarter of 2001, reflecting declines due to volume, price and unfavorable exchange. Excluding the negative impact of exchange, net worldwide sales of professional sensitized products declined 16%.
Overall sales declines were primarily the result of ongoing digital substitution and continued economic weakness in markets worldwide.

Net worldwide sales of lab digitization services, professional digital cameras and themed entertainment services increased in the first quarter of 2002 as compared with the prior year quarter

Net worldwide sales of origination and print film to the entertainment industry decreased 15% in the first quarter of 2002 as compared with the first quarter of 2001, reflecting declines due to volume, price and unfavorable exchange. The decrease in net worldwide sales of origination film was primarily the result of strong sales in the prior year quarter due to the entertainment industry strike threats which caused the industry to pull the majority of their production forward to the first part of the year. In addition, prolonged economic weakness in the U.S. has continued to adversely affect television productions and advertising associated with commercial productions.

Gross profit for the Photography segment was $550 for the first quarter of 2002 as compared with $694 for the first quarter of 2001, representing a decrease of $144 million or 21%. The gross profit margin was 30.3% in the current year quarter as compared with 34.2% in the prior year quarter. The 3.9 percentage point decrease was primarily attributable to declines in price/mix and productivity.

SG&A expenses for the Photography segment decreased $22 million, or 5%, from $428 million in the first quarter of 2001 to $406 million in the first quarter of 2002. As a percentage of sales, SG&A expense increased from 21.1% in the first quarter of 2001 to 22.4% in the current year quarter. While advertising expenses in the aggregate decreased in the current year quarter as compared with the prior year quarter, direct media spend increased year over year.

R&D costs for the Photography segment decreased $2 million, or 1%, from $131 million in the first quarter of 2001 to $129 million in the first quarter of 2002. As a percentage of sales, R&D costs increased from 6.5% in the prior year quarter to 7.1% in the first quarter of 2002.

Earnings from operations for the Photography segment decreased $87 million, or 85%, from $103 million in the first quarter of 2001 to $16 million in the first quarter of 2002, reflecting lower sales and a lower gross profit margin primarily attributable to declines in price, mix and productivity.

Health Imaging

Net worldwide sales for the Health Imaging segment were $521 million for the first quarter of 2002 as compared with $561 million for the first quarter of 2001, representing a decrease of $40 million, or 7% as reported, or 5% excluding the negative impact of exchange. Net sales in the U.S. were $248 million for the current year quarter as compared with $268 million for the prior year quarter, representing a decrease of $20 million, or 7%. Net sales outside U.S. were $273 million for the first quarter of 2002 as compared with $293 million for the first quarter of 2001, representing a decrease of $20 million, or 7% as reported, or 2% excluding the negative impact of exchange. Net sales in emerging markets were down 7% in the current year quarter as compared with the prior year quarter, primarily due to the economic situation in Latin America.

Net worldwide sales of digital products, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and direct radiography equipment), services and Picture Archiving and Communications Systems (PACS), decreased 2% in the first quarter of 2002 as compared with the first quarter of 2001. The overall decrease in digital product sales was primarily attributable to a 23% decrease in sales of DryView laser imagers and accessories. This decrease is primarily the result of strong placements of DryView laser imagers in the prior year quarter due to promotional programs and reductions in inventory, and lower sales in the current year quarter to OEM partners due to restrained capital spending by healthcare providers. Net sales of digital media decreased 1% in the first quarter of 2002 as compared with the prior year quarter, reflecting declines due to price/mix and unfavorable exchange, partially offset by an increase in volumes. Digital services revenues increased 17% in the current year quarter as compared with the prior year quarter. Sales of digital capture and PACS increased 7% year over year.

Net worldwide sales of traditional products, including analog film, equipment, chemistry and services, decreased 12% in the first quarter of 2002 as compared with the first quarter of 2001. Traditional analog film products (excluding specialty films) decreased 13% in the current year quarter as compared with the prior year quarter, reflecting declines due to volume, price and unfavorable exchange. Net sales of analog film in the U.S. increased in the first quarter of 2002 as compared with the prior year quarter due to increased volumes primarily attributable to the Novation Group Purchasing Organization (Novation
GPO) contract conversions. Net sales of analog film outside the U.S. decreased year over year due to a decline in volumes in other parts of the world. Although overall traditional analog film volumes declined on a worldwide basis, current sales levels reflect an increase in traditional film market share. Mammography and Oncology sales decreased 5% for the first quarter of 2002 as compared with the prior year quarter, reflecting a decline due to price, partially offset by higher volumes.

Gross profit for the Health Imaging segment was $195 million for the first quarter in 2002 as compared with $244 million in the first quarter of 2001, representing a decrease of $49 million, or 20%. The gross profit margin was 37.4% in the current quarter as compared with 43.5% in the prior year quarter. The decrease in the gross profit margin of 6.1 percentage points was primarily attributable to declines due to price/mix resulting from the impact of the Novation GPO contract in the U.S., lower productivity due primarily to lower volumes and unfavorable exchange.

SG&A expenses for the Health Imaging segment decreased $9 million, or 10%, from $92 million for the first quarter of 2001 to $83 million for the first quarter of 2002. As a percentage of sales, SG&A expenses decreased from 16.4% for the prior year quarter to 16.0% for the current year quarter. The decrease in SG&A expenses is primarily attributable to tighter expense management and benefits from the 2001 restructuring actions.

R&D costs were essentially flat with the prior year quarter at $36 million, but increased as a percentage of sales from 6.4% for the first quarter of 2001 to 6.9% for the first quarter of 2002.

Earnings from operations for the Health Imaging segment decreased $32 million, or 30%, from $108 million for the first quarter of 2001 as compared with $76 million for the first quarter of 2002. The decrease in earnings from operations is primarily attributable to declines due to price and unfavorable foreign exchange and reduced gross profit margins.

Although the gross profit margin and earnings from operations for the Health Imaging segment have declined from the first quarter of 2001 to the current year quarter, on a quarter-sequential basis, the gross profit margin improved from 35.6% in the fourth quarter of 2001 to 37.4% in the first quarter of 2002. The 1.8 percentage point increase is primarily attributable to favorable price/mix, improvements in service cost, decreasing distribution costs, improving product quality and reliability and driving manufacturing productivity, partially offset by unfavorable exchange. Quarter sequentially, the earnings from operations margin rate increased 3.0 percentage points from 11.6% in the fourth quarter of 2001 to 14.6% in the current quarter. The first quarter represents the second consecutive quarter of earnings from operations margin improvement.

Commercial Imaging

Net worldwide sales for the Commercial Imaging segment were $348 million for the first quarter of 2002 as compared with $360 million, representing a decrease of $12 million, or 3% as reported, or 2% excluding the negative impact of exchange. Net sales in the U.S. were $189 million for the current year quarter as compared with $202 million, representing a decrease of $13 million, or 6%. Net sales outside the U.S. were $159 million for the first quarter of 2002 as compared with $158 million for the prior year quarter, representing an increase of $1 million, or 1% as reported, or 3% excluding the negative impact of exchange.

Net worldwide sales of document scanners increased 7% in the current year quarter as compared to the prior year quarter, primarily due to strong product demand for the new i800 series high volume document scanner.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased 10% in the first quarter of 2002 as compared to the first quarter of 2001, primarily reflecting volume declines in graphic arts film. This reduction resulted largely from digital technology substitution and the effect of continuing economic weakness in the commercial printing market. The Company's equity in the earnings of KPG contributed positive results to Kodak's "other income and charges" line during the first quarter of 2002. KPG's integration of Imation's color proofing and software businesses, which were acquired in December 2001, continues on plan, while the portfolio of Imation products is intended to complement and expand KPG's offerings in the marketplace.

NexPress, the unconsolidated joint venture between Kodak and Heidelberg in which the Company has a 50% ownership interest, continues successfully, with the joint venture increasing production of the Nexpress 2100 printer product to meet increased order demand. Customer product acceptance is strong, with more than 60 units placed since product introduction late in 2001. NexPress will continue to be in investment mode throughout 2002 as the NexPress 2100 printer product transitions into the market.

Gross profit for the Commercial Imaging segment was $108 million for the first quarter in 2002 as compared with $116 million in the first quarter of 2001, representing a decrease of $8 million, or 7%. The gross profit margin was 31.0% in the current quarter as compared with 32.2% in the prior year quarter. The decrease in the gross profit margin of 1.2 percentage points was primarily attributable to a decline in volumes.

SG&A expenses for the Commercial Imaging segment decreased $1 million, or 3%, from $50 million for the first quarter of 2001 to $49 million for the first quarter of 2002. As a percentage of sales, SG&A expenses remained flat at 14%.

R&D costs for the Commercial Imaging segment decreased $1 million, or 3%, from $15 million for the first quarter of 2001 to $14 million for the first quarter of 2002. As a percentage of sales, R&D costs decreased from 4.2% for the prior year quarter to 4.0% for the current year quarter.

Earnings from operations for the Commercial Imaging segment decreased $2 million, or 4% from $47 million in the first quarter of 2001 to $45 million in the first quarter of 2002. The decrease in earnings from operations is primarily attributable to sales declines and reductions in gross profit margins.

All Other

Net worldwide sales for All Other were $24 million for the first quarter of 2002 as compared with $25 million for the first quarter of 2001, representing a decrease of $1 million, or 4%. Net sales in the U.S. were $11 million in the current year quarter as compared with $17 million for the prior year quarter, representing a decrease of $6 million, or 35%, while. Net sales outside the U.S. were $13 million in the first quarter of 2002 as compared with $8 million in the prior year quarter, representing an increase of $5 million, or 63%.

The loss from operations for All Other was $7 million in the first quarter of 2002 as compared with earnings from operations of $4 million in the first quarter of 2001, representing a decrease of $11 million.
The decrease in earnings from operations was primarily attributable to increased costs incurred for the continued development of the OLED business and reduced earnings in Kodak's sensor business.
-------------------------------------------------------------------------

RESTRUCTURING

The following table summarizes the activity with respect to the remaining balances in the restructuring reserves at March 31, 2002 related to the restructuring charges taken in 2001:

(in millions)
                                             Exit
                         Severance           Costs
                    -------------------     -------
                      Number of
                      Employees  Reserve    Reserve    Total
                      ---------  -------    -------    -----
Ending balance at
 December 31, 2001       4,225    $ 275      $ 43      $ 318

2002 utilization        (2,275)     (55)       (2)       (57)
                       -------    -----      ----      -----
Ending balance at
 March 31, 2002          1,950    $ 220      $ 41      $ 261
                       =======    =====      ====      =====

As previously disclosed in the Company's 2001 Annual Report on Form 10-K, the Company had two separate restructuring programs in 2001 primarily relating to the rationalization of the U.S. photofinishing operations, the elimination of excess manufacturing capacity, the exit of certain operations and reductions in research and development positions and selling, general and administrative positions worldwide. In connection with these restructuring actions, the Company recorded a total net charge of $678 million, which was comprised of severance, long-term assets, inventory and exit cost charges of $331 million, $215 million, $84 million and $48 million, respectively. The net severance charge represented the elimination of 6,925 worldwide positions, of which 4,975 positions had been eliminated as of March 31, 2002. The majority of the remaining 1,950 positions are expected to be eliminated during the second quarter of 2002. Terminated employees can elect to receive severance payments for up to two years following their date of termination. Writedowns and write-offs of long-term assets and inventory were completed during 2001. The actions relating to the exit cost reserve are expected to be completed by the end of 2002. The company expects to achieve approximately $450 million in cost savings from restructuring for the full-year 2002. These cost savings will be realized in cost of goods sold; selling, general and administrative expenses; and research and development costs.
-----------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $63 million to $511 million at March 31, 2002. The increase resulted primarily from $50 million of cash flows from operating activities and $127 million of cash flows from financing activities, partially offset by $112 million of cash flows used in investing activities and a negative $2 million impact from exchange rate changes.

The net cash provided by operating activities of $50 million was partially attributable to net earnings of $39 million which, when adjusted for depreciation and amortization, provided $224 million of operating cash. Also contributing to operating cash was a decrease in receivables of $144 million, which was partially offset by an increase in inventories of $52 million and a decrease in liabilities excluding borrowings of $224 million, related primarily to severance payments for restructuring programs. The net cash used in investing activities of $112 million was utilized primarily for capital expenditures of $95 million, business acquisitions of $6 million and net purchases of marketable securities of $14 million. The net cash provided by financing activities of $127 million was primarily the result of borrowings of $136 million and $30 million under the Company's accounts receivable securitization program and term note arrangements, respectively, that the Company entered into in March 2002, partially offset by debt repayments.

Net working capital, excluding short-term borrowings and current portion of long-term debt, increased to $1,083 million from $863 million at year-end 2001. This increase is mainly attributable to a higher inventory balance and lower accounts payable and other current liabilities balance, partially offset by a lower receivable balance.

The Company's primary estimated future uses of cash for 2002 include dividend payments, capital expenditures, severance payments in connection with its 2001 restructuring plans, debt reductions and acquisitions.

In October 2001, the Company's Board of Directors approved a change in the dividend policy from quarterly dividend payments to semi-annual payments, which, when declared, will be paid on the Company's 10th business day each July and December to shareholders of record on the first business day of the preceding month. On April 11, 2002, the Company's Board of Directors declared a semi-annual cash dividend of $0.90 per share on the outstanding common stock of the Company. This dividend will be payable on July 16, 2002 to shareholders of record at the close of business on June 3, 2002.

Capital additions were $95 million in the first quarter of 2002, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements and ongoing environmental and safety initiatives. For the full year 2002, the Company expects its capital spending, excluding acquisitions and equipment purchased for lease, to be in the range of $550 million to $600 million. Based on the year-to-date experience, the capital spending is in line with the full-year plan.

The Company anticipates the net cash cost of the restructuring charge recorded in 2001 to be approximately $182 million after tax, which will be recovered through cost savings in less than two years. In the quarter ended March 31, 2002, the Company expended $57 million against the related restructuring reserves, primarily for the payment of severance benefits. A majority of the remaining severance-related actions associated with the total 2001 restructuring charge is expected to be completed in the second quarter of 2002. Terminated employees can elect to receive severance payments for up to two years following their date of termination.

The Company currently expects to fund expenditures for dividend payments, capital requirements, severance, acquisitions and liquidity needs from cash generated from operations. Cash balances and financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations. The Company has $2.45 billion in revolving credit facilities established in 2001, which are available to support the Company's commercial paper program and for general corporate purposes. The credit agreements are comprised of a 364-day commitment at $1.225 billion expiring in July 2002 and a 5-year commitment at $1.225 billion expiring in July 2006. If unused, they have a commitment fee of $3 million per year, at the Company's current credit rating. Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company's credit rating.

At March 31, 2002, the Company had $1.2 billion in commercial paper outstanding, with a weighted average interest rate of 2.82%. To provide additional financing flexibility with a borrowing rate that is favorable relative to its commercial paper rate, the Company entered into an accounts receivable securitization program, which provides for borrowings up to a maximum of $400 million. At March 31, 2002, the Company had outstanding borrowings under this program of $136 million. Based on the outstanding secured borrowings level of $136 million, the estimated annualized interest rate under this program is 2.44%.

During the second quarter of 2001, the Company increased its medium-term note program from $1.0 billion to $2.2 billion for issuance of debt securities due nine months or more from date of issue. At March 31, 2002, the Company had debt securities outstanding of $850 million under this medium-term note program, with $150 million of this balance due within one year. The Company has remaining availability of $1.2 billion under its medium-term note program for the issuance of new notes.

During the quarter ended March 31, 2002, the Company's credit ratings for long-term debt were lowered by Moody's and by Fitch to Baa1 and A-, respectively. However, in connection with its downgrade, Moody's changed the Company's outlook from negative to stable. Additionally, Fitch lowered the Company's credit rating on short-term debt to F2. These actions were due to lower earnings as a result of the continued weakened economy, industry factors and other world events. The first quarter credit rating downgrades coupled with the downgrades in the fourth quarter of 2001 have resulted in an increase in borrowing rates; however, interest expense for the quarter ended March 31, 2002 is down relative to the quarter ended March 31, 2001 due to lower average debt levels and interest rates during the period relative to the prior year.

On April 23, 2002, Standard & Poor's lowered the Company's credit rating on long-term debt from A- to BBB+, a level equivalent to the Company's current rating from Moody's of Baa1. Standard & Poor's reaffirmed the short-term debt at A2 and maintained the Company's outlook at stable.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt, with the exception of a $110 million note due in 2003 and a $30 million loan due in 2005 that can be accelerated if the Company's credit rating were to fall below BBB and BBB-, respectively. Further downgrades in the Company's credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives. However, the Company has access to $2.45 billion in bank revolving credit facilities, which are not affected by the Company's credit rating, to meet unanticipated funding needs should it be necessary.

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At March 31, 2002, these guarantees totaled approximately $269 million. Within the total amount of $269 million, the Company is guaranteeing debt in the amount of $175 million for Kodak Polychrome Graphics, an unconsolidated affiliate in which the Company has a 50% ownership interest. The balance of the amount is principally comprised of other loan guarantees and guarantees of customer amounts due to banks in connection with various banks' financing of customers' purchase of equipment and products from Kodak. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. Management believes the likelihood is remote that material payments will be required under these guarantees.

In connection with the formation of the SK Display Corporation with SANYO Electric Co., Ltd., the Company will contribute approximately $117 million, comprised of $17 million in cash and $100 million in loan guarantees during 2002 and 2003. As of March 31, 2002, neither the cash nor the guarantees had been contributed.

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

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor (the Vendor) to fulfill its servicing obligations under the leases. The Vendor is currently experiencing financial difficulty, which raises concern about Qualex's ability to procure the required service parts. The lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations. Under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $551 million at March 31, 2002. To mitigate the risk of not being able to fulfill its service obligations, Qualex has built up its inventory of these spare parts and has begun refurbishing used parts. Effective April 3, 2002, Kodak entered into certain agreements with the Vendor under which the Company has committed to pay up to $25 million for: a license relating to the spare parts intellectual property; an equity interest in the intellectual property holding company; an arrangement to purchase spare parts; approximately five percent of the Vendor's outstanding unrestricted voting common stock; and a loan to the Vendor if the Vendor meets certain criteria. A portion of such debt will be convertible into the Vendor's unrestricted voting common stock.

In December 2001, Standard & Poor's downgraded the credit ratings of Dana Corporation to BB for long-term debt and B for short-term debt, which are below investment grade. This action created a Guarantor Termination Event under the Receivables Purchase Agreement (RPA) between ESF and its banks. To cure the Guarantor Termination Event, in January 2002, ESF posted $60 million of additional collateral in the form of cash and long-term lease receivables. At that time, if Dana Corporation were downgraded to below BB by Standard & Poor's or below Ba2 by Moody's, that action would constitute a Termination Event under the RPA and ESF would be forced to renegotiate its debt arrangements with the banks. On February 22, 2002, Moody's downgraded Dana Corporation to a Ba3 credit rating, thus creating a Termination Event.

Effective April 15, 2002, ESF cured the Termination Event by executing an amendment to the RPA. Under the amended RPA, the maximum borrowings have been lowered to $400 million, and ESF must pay a higher interest rate on outstanding and future borrowings. Total outstanding borrowings under the RPA at March 31, 2002 were $398 million. Additionally, if there were certain changes in control with respect to Dana Corporation or DCC, as defined in the amended RPA, such an occurrence would constitute an event of default. Absent a waiver from the banks, this event of default would create a Termination Event under the amended RPA.

Dana Corporation's Standard & Poor's and Moody's long-term debt credit ratings have remained at the February 22, 2002 levels of BB and Ba3, respectively. Under the amended RPA, if either of Dana Corporation's long-term debt ratings were to fall below their current respective ratings, such an occurrence would create a Termination Event as defined in the RPA.

The current RPA arrangement expires on July 23, 2002, at which time the RPA can be extended or terminated. If the RPA were terminated, Qualex would no longer be able to sell its lease receivables to ESF and would need to find an alternative financing solution for future sales of its photofinishing equipment. Under the partnership agreement between Qualex and DCC, subject to certain conditions, ESF has exclusivity rights to purchase Qualex's long-term lease receivables. The term of the partnership agreement continues through October 6, 2003. In light of the timing of the partnership termination, Qualex is currently considering alternative financing solutions for prospective leasing activity with its customers.

At March 31, 2002, the Company had outstanding letters of credit totaling $89 million and surety bonds in the amount of $37 million to ensure the completion of environmental remediations and payment of possible casualty and workers' compensation claims.
-----------------------------------------------------------------------

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

A sensitivity analysis indicates that if foreign currency exchange rates at March 31, 2002 and 2001 increased 10%, the Company would incur losses of $17 million and $81 million on foreign currency forward contracts outstanding at March 31, 2002 and 2001, respectively. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

A sensitivity analysis indicates that, based on broker-quoted termination values, if the price of silver decreased 10% from spot rates at March 31, 2002 and 2001, the fair value of silver forward contracts would be reduced by $7 million and $20 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a yield-to-maturity analysis, if March 31, 2002 interest rates increased 10% (about 41 basis points) with the current period's level of debt, there would be decreases in fair value of short-term and long-term borrowings of $1 million and $22 million, respectively. If March 31, 2001 interest rates increased 10% (about 52 basis points) with the March 31, 2001 level of debt, there would be decreases in fair value of short-term and long-term borrowings of $2 million and $18 million, respectively.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at March 31, 2002 was not significant to the Company.
-----------------------------------------------------------------------

                      Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.
-----------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 40.

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the quarter ended March 31, 2002.
-----------------------------------------------------------------------

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    May 2, 2002
                                    Robert P. Rozek
                                    Controller
-----------------------------------------------------------------------

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules

Exhibit
Number                                                            Page


(10)  Q.  Eastman Kodak Company 2001 Short-Term Variable
          Pay to Named Executive Officers                          41

                                                         Exhibit (10) Q.
                           Eastman Kodak Company
         2001 Short-Term Variable Pay to Named Executive Officers

Despite significant achievements during 2001, the Company's financial performance for the year was mixed. The continuing weakness in the global economy along with the tragic events of September 11th and their continuing aftermath posed challenges for the Company and other global companies that were unparalleled in recent decades. These factors significantly contributed to the Company's inability under its Management Variable Compensation Plan (the "Plan") to achieve its performance goal for 2001.

Nevertheless, the Company dramatically improved 2001 cash flow, prior to dividends and other financing activities, over 2000. It also reduced inventories, net receivables and capital spending. The Company continued to be substantially on target with its restructuring commitments. The Company also realigned its organizational structure along a new business model that matches the way its customers buy.

Looking at these achievements along with the extraordinary environment of 2001, the Executive Compensation and Development Committee of the Board of Directors (the "Committee") adjusted the Plan's 2001 performance goal through its discretion under the Plan. As a result, the Plan's performance formula created an award pool that funded payout under the Plan at 40% of the target level. Because the Committee believes that senior management should be held more accountable than the Company's other executives, it awarded the named executive officers, with the exception of Ms. Patricia Russo, who resigned as President in January, awards which on average were 35% of target. Ms. Russo's award of $675,000 was required under the terms of her agreement with the Company.

To ensure that all awards are fully deductible for U.S. federal income tax purposes, the Plan states that any discretion exercised by the Committee regarding the Plan's performance goal after the first 90 days of the year cannot affect the payment of awards to the named executive officers. Given the unforeseen events and conditions of this year, it was not possible for the Committee to act within this timeframe. To ameliorate this result, the Committee chose to grant the named executive officers their awards as a discretionary bonus. The amount of these discretionary bonuses were as follows: Daniel A. Carp - $507,500, Robert
H. Brust - $151,200, Eric L. Steenburgh - $166,698, and Martin M. Coyne
- $176,400. To the extent these bonuses are not deductible by the Company for U.S. federal income tax purposes, their payment will be delayed until after termination of employment.