Form 10-K/A
period 2001-12-31
EASTMAN KODAK CO
filed 2002-06-24
CIK 31235

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

                            AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report on Form 10-K for the year ended December 31, 2001 as set forth below:


The exhibit listed below and attached hereto is hereby added to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

     Exhibit

     (99) Eastman Kodak Employees' Savings and Investment Plan Annual Report on Form 11-K for the fiscal year ended December 30, 2001.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Eastman Kodak Company
                                                (Registrant)




                                             Robert P. Rozek
                                             Controller

Date:  June 24, 2002

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                   FORM 11-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 30, 2001
                               -----------------

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

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBIT
                               DECEMBER 30, 2001


(a)  Financial Statements                                  Page No.

     Report of Independent Accountants                           3
     Statement of Net Assets Available for Benefits              4
     Statement of Changes in Net Assets Available
       for Benefits                                              5
     Notes to Financial Statements                            6-26

(b)  Schedules

       I.  Schedule of Assets (Held at End of Year)          27-59

      II.  Allocation of Net Assets Available for
             Benefits to Investment Funds                    60-73

     III.  Allocation of Changes in Net Assets
             Available for Benefits to Investment Funds      74-94

(c)  Exhibit

     Consent of Independent Accountants                         95

REPORT OF INDEPENDENT ACCOUNTANTS





     To the Savings and Investment
     Plan Committee and the Participants of the Eastman Kodak Employees' Savings and Investment Plan


     In our opinion, the financial statements and related schedules listed in the index appearing on page 2 of this Annual Report on Form 11-K present fairly, in all material respects, the net assets available for benefits of the Eastman Kodak Employees'
     Savings and Investment Plan at December 30, 2001 and 2000, and the changes in net assets available for benefits for each of the three fiscal years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     PricewaterhouseCoopers LLP
     Rochester, New York
     June 14, 2002

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                                (in thousands)
                                                          December 30,
                                                     ---------------------
                                                     2001             2000
                                                     ----             ----
ASSETS
Investments at Fair Value:
     Eastman Kodak Company common stock           $  143,882       $  210,625
     Other common and preferred stocks               314,384          326,839
     Mutual funds                                    847,917        1,054,230
     Interest in common/collective
       trusts (pooled) funds                         502,331          570,358
     U.S. government securities                          299              246
     Loans to participants                            65,369           65,404

Investments at Contract Value:
     Group annuity contracts                       3,579,574        3,328,300

Other Assets:
     Dividends and interest receivable                   399            2,898
     Participants' contributions receivable               81              389
     Receivables for securities sold                     679            1,449
                                                  ----------       ----------

     Total assets (cost:  2001 - $5,737,391
                          2000 - $5,771,424)
                                                   5,454,915        5,560,738
                                                  ----------       ----------

LIABILITIES
Distributions payable to participants                      -            4,753
Payables for securities purchased                      1,162            1,069
Accrued expenses                                         455              237
                                                  ----------       ----------

     Total liabilities                                 1,617            6,059
                                                  ----------       ----------

     Net assets available for benefits            $5,453,298       $5,554,679
                                                  ==========       ==========

                (See accompanying notes to financial statements)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                                (in thousands)
                                      For the fiscal year ended December 30,
                                   -------------------------------------------
                                       2001            2000            1999
                                       ----            ----            ----
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock             $    6,220      $    9,164      $    9,130
Other dividends                        13,796          11,478          12,321
Interest                              252,708         250,404         257,413

Net realized and unrealized
  gains (losses) from investments    (260,944)       (405,784)        412,542

Employer contributions                 13,413          10,503               -
Participants' contributions           206,491         205,796         321,042
                                   ----------      ----------      ----------
     Total Additions                  231,684          81,561       1,012,448
                                   ----------      ----------      ----------

DEDUCTIONS FROM NET ASSETS:
Distributions to participants        (328,687)       (454,466)       (426,121)
Administrative expenses                (4,378)         (3,984)         (6,336)
                                   ----------      ----------      ----------
     Total Deductions                 333,065         458,450         432,457
                                   ----------      ----------      ----------

(Decrease) increase in net assets    (101,381)       (376,889)        579,991

Net assets available for benefits
  at beginning of year              5,554,679       5,931,568       5,351,577
                                   ----------      ----------      ----------

Net assets available for benefits
  at end of year                   $5,453,298      $5,554,679      $5,931,568
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

The Plan is administered by the Savings and Investment Plan Committee (SIPCO), which is the Plan Administrator and named fiduciary. The Trust, forming part of the Plan, is administered by Boston Safe Deposit and Trust Company (Boston
Safe) (the Plan Trustee).

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


Administrative Expenses

The Plan provides for the payment of certain administrative expenses by the Trusts, including fees for investment advisors, the recordkeeper, the Plan Trustee, attorneys and accountants. The recordkeeper was Hewitt Associates through December 2001. Effective January 1, 2002, the recordkeeper is T. Rowe Price Retirement Plan Services, Inc.

Contributions

The Plan includes a salary reduction provision allowing eligible Kodak participants to defer up to a certain percentage of qualifying compensation as defined in the Plan. The maximum deferral for Plan years 2001, 2000 and 1999 was limited to 20% of the aggregate of qualifying compensation and wage dividend, but not more than the statutory limit of $10,500 for calendar years 2001 and 2000 and $10,000 for calendar year 1999. All contributions to the Plan are immediately vested. Boston Safe invests participant and employer contributions to the Plan into the investment funds described in Note 3, as directed by the participant. Participants are eligible to make transfers between investment funds on a daily basis.

Loans

The Plan Administrator may grant a loan to a participant provided that the aggregate of the participant's outstanding loans will not exceed the lesser of: 1) $50,000 less the highest outstanding loan balance during the previous 12 months, or 2) 50% of the current value of the participant's account excluding any Company match funds. A new loan must be at least $1,000 and repaid within four years of the date of the loan. In accordance with the Plan provisions, the rate of interest is fixed at the discretion of the Plan Administrator. Interest is charged at the lesser of the maximum legal rate or the prime rate. The loans are secured by the balance in the participant's account and bear interest at rates that range from 5.0% to 11.5%, which are commensurate with local prevailing rates as determined by the Plan administrator. (See Note 4.)

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

Participant Accounts

Each participant's account is credited with the participant's contribution, the Company's contribution, if applicable, and an allocation of Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

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

Investment Valuation and Income Recognition

The group annuity contracts are included in the financial statements at contract value because they are fully benefit responsive. In aggregate, the recorded value of the group annuity contracts approximates their fair value. Interest rates on these contracts remain fixed and are not reset until a contract matures. There are no minimum crediting interest rates under the terms of the contracts. Interest in common/collective trusts (pooled) funds reflects market values based upon the net asset value of the underlying funds. Shares of mutual funds are valued at the net asset value of shares held by the Plan at December 30. Fair values of all other investments are based upon active market quotations on national exchanges, if available, at December 30, or, if not available, upon amounts believed by the Plan Administrator to be realizable at that time.

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

Reclassifications

Certain account balances at December 30, 2000 have been reclassified to conform to the 2001 presentation.

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


TIER II:  CORE FUNDS

Fixed Income Fund

The fund's assets are invested primarily in contracts with insurance companies. Effective annual yields on these contracts ranged between 3.72% and 10.10% in 2001 and between 5.08% and 10.10% in 2000 and 1999, depending on the date of the contribution, transfer or rollover. The blended rate of return on the Fixed Income Fund was approximately 8.0% in 2001 and 7.6% in 2000 and 1999.

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

MSIF High Yield Fund

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

T. Rowe Price Equity Income Fund

This is a large company stock fund with a current income orientation. Its goal is to provide substantial dividend income and long-term capital appreciation.

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

MSIF Value Fund

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

Artisan International Fund (formerly Acorn International Fund)

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

The number of participants in each fund was as follows:

                                                             December 30,
                                                          ------------------
                                                           2001        2000
                                                           ----        ----
5 to 8 Year Time Horizon Fund                              1,246       1,300
8 to 20 Year Time Horizon Fund                             2,061       2,225
20 or More Year Time Horizon Fund                          2,235       2,456
Fixed Income Fund                                         38,706      38,484
Lehman Brothers Aggregate Bond Index Fund                  2,180       1,184
S&P 500 Large Stock Index Fund                            12,705      13,726
Non-U.S. Stock Index Fund                                    871         921
Russell 2000 Small Stock Index Fund                        3,071       3,083
Kodak Stock Fund                                          13,280      14,420
PIMCO Total Return Fund                                    2,345       1,355
MSIF High Yield Fund                                       1,083       1,192
Fidelity Puritan Fund                                      4,597       4,620
T. Rowe Price Equity Income Fund                           3,463       2,763
Fidelity Growth and Income Fund                            4,615       4,603
Putnam Investors Fund                                      4,659       5,395
Putnam Vista Fund                                          4,786       5,477
PBHG Growth Fund                                           4,889       6,050
T. Rowe Price Small-Cap Value Fund                         4,762       2,772
Skyline Special Equity Fund                                2,372       2,019
Putnam OTC & Emerging Growth Fund                          6,376       7,551
MSIF Value Fund                                            3,119       2,731
RogersCasey Smaller Stock Fund                            10,560      11,111
MFS Institutional Research Fund                            1,310       1,520
Putnam Voyager Fund                                        5,023       5,859
Cohen & Steers Realty Fund                                 1,618       1,543
First Eagle Fund of America                                2,364       1,647
T. Rowe Price Blue Chip Growth Fund                        4,453       4,760
T. Rowe Price New Era Fund                                 1,132       1,069
T. Rowe Price Science & Technology Fund                   11,472      13,015
Morgan Stanley Institutional
 International Equity Fund                                 3,485       3,584
Russell International Stock Fund                           2,726       3,062
Artisan International Fund (Acorn International Fund)      1,076         628
State Street Emerging Markets Index Fund                     525         583
Templeton Developing Markets Fund                            861         991
Matthews Pacific Tiger Fund I (Newport Tiger Fund)           652         644
Scudder Latin America Fund                                   739         866


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

Interest income earned on loans to participants for the fiscal years ended December 30 was:

                                                      (in thousands)
                                                2001       2000       1999
                                               ------     ------     ------
5 to 8 Year Time Horizon Fund                  $   36     $   42     $   37
8 to 20 Year Time Horizon Fund                     83         96         97
20 or More Year Time Horizon Fund                  66         81         64
Fixed Income Fund                               2,854      2,424      2,478
Lehman Brothers Aggregate Bond Index Fund          33          8          8
S&P 500 Large Stock Index Fund                    313        371        420
Non-U.S. Stock Index Fund                           7          7          5
Russell 2000 Small Stock Index Fund                41         44         32
Kodak Stock Fund                                  232        266        360
PIMCO Total Return Fund                            35          8          8
MSIF High Yield Fund                               11          9         11
Fidelity Puritan Fund                              75         72        108
T. Rowe Price Equity Income Fund                   43         24         26
Fidelity Growth and Income Fund                    62         65         75
Putnam Investors Fund                              75         93         99
Putnam Vista Fund                                  59         64         24
PBHG Growth Fund                                   95        130         16
T. Rowe Price Small-Cap Value Fund                 54         21         22
Skyline Special Equity Fund                        34         19         30
Putnam OTC & Emerging Growth Fund                 122        184         31
MSIF Value Fund                                    44         16         17
RogersCasey Smaller Stock Fund                    300        310        436
MFS Institutional Research Fund                    13         16         12
Putnam Voyager Fund                                69         85         41
Cohen & Steers Realty Fund                         26         13          4
First Eagle Fund of America                        23         13         25
T. Rowe Price Blue Chip Growth Fund                49         59         58
T. Rowe Price New Era Fund                         20         13          4
T. Rowe Price Science & Technology Fund           254        335        155
Morgan Stanley Institutional
 International Equity Fund                         28         26         31
Russell International Stock Fund                   23         30         30
Artisan International Fund (Acorn
 International Fund)                                3         45          9
State Street Emerging Markets Index Fund            4          7          3
Templeton Developing Markets Fund                   6          9          8
Matthews Pacific Tiger Fund I (Newport
 Tiger Fund)                                        7          4         13
Scudder Latin America Fund                          7          9          9
                                               ------     ------     ------
Total                                          $5,206     $5,018     $4,806
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

NOTE 5:  NET REALIZED AND UNREALIZED GAINS (LOSSES) FROM INVESTMENTS

Components of net realized and unrealized gains (losses) from investments and proceeds from sales of investments for the fiscal years ended on December 30 are:
                                          (in thousands)
                                      Unrealized    Net Realized
                          Realized       gains     and Unrealized   Proceeds
                       gains (losses)  (losses)    gains (losses)     from
                           from          from           from        sales of
                        investments   investments    investments   investments
                       -------------  -----------  --------------  -----------
        2001
Kodak stock             $   2,371     $ (38,022)     $ (35,651)    $   47,852
Other securities          (56,649)     (168,644)      (225,293)     1,127,876
                        ---------     ---------      ---------     ----------
                        $ (54,278)    $(206,666)     $(260,944)    $1,175,728
                        =========     =========      =========     ==========
        2000
Kodak stock             $ (13,395)    $(110,131)     $(123,526)    $  133,929
Other securities         (169,938)     (112,320)      (282,258)     1,806,074
                        ---------     ---------      ---------     ----------
                        $(183,333)    $(222,451)     $(405,784)    $1,940,003
                        =========     =========      =========     ==========
        1999
Kodak stock             $   5,976     $ (29,640)     $ (23,664)    $  203,097
Other securities           31,362       404,844        436,206      1,582,088
                        ---------     ---------      ---------     ----------
                        $  37,338     $ 375,204      $ 412,542     $1,785,185
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

              5 to 8 Year      8 to 20 Year     20 or More Year                       Lehman Brothers     S&P 500 Large
                 Time              Time              Time               Fixed            Aggregate           Stock
             Horizon Fund      Horizon Fund      Horizon Fund        Income Fund      Bond Index Fund      Index Fund
           ----------------   ---------------   ---------------   -----------------   ---------------   ----------------
             Unit               Unit              Unit              Unit                Unit              Unit
            Value    Units     Value    Units    Value    Units    Value     Units     Value    Units    Value    Units
  2001
  ----
Jan. 31    $14.9394  2,568    $15.2177  3,734   $15.2108  2,831   $20.7250  160,885   $13.2988    909   $32.5933  10,533
Feb. 28     14.4468  2,528     14.3369  3,694    14.0128  2,778    20.8394  161,014    13.4223  1,094    29.6184  10,449
Mar. 30     14.0639  2,414     13.6382  3,590    13.0626  2,752    20.9663  163,291    13.4912  1,570    27.7419  10,217
Apr. 30     14.5524  2,403     14.4085  3,533    14.0305  2,714    21.0890  162,442    13.4361  1,403    29.9033  10,267
May  31     14.6234  2,367     14.4350  3,534    14.0556  2,733    21.2172  162,449    13.5173  1,318    30.1060  10,216
June 29     14.5451  2,321     14.2469  3,525    13.8029  2,716    21.3415  162,217    13.5623  1,184    29.3706  10,176
July 31     14.5290  2,233     14.0481  3,470    13.4433  2,649    21.4689  162,239    13.8741  1,308    29.0820  10,071
Aug. 31     14.2834  2,173     13.6298  3,426    12.8958  2,619    21.5971  162,149    14.0317  1,466    27.2588  10,031
Sep. 28     13.7185  2,126     12.5981  3,255    11.5127  2,601    21.7218  163,806    14.1842  1,746    25.0520   9,784
Oct. 31     13.9497  2,093     12.8472  3,161    11.7782  2,600    21.8486  162,992    14.4893  1,991    25.5276   9,744
Nov. 30     14.3483  2,102     13.4803  3,129    12.5935  2,530    21.9728  161,477    14.2369  1,814    27.4845   9,688
Dec. 28     14.5089  2,080     13.7306  3,099    12.9387  2,532    22.2435  161,713    14.0775  1,649    28.0341   9,683

  2000
  ----
Jan. 31    $14.3133  2,771    $15.3190  4,356   $15.9946  2,886   $19.2704  172,810   $11.7486    407   $32.9024  12,054
Feb. 29     14.4400  2,753     15.5611  4,225    16.3445  2,889    19.3821  169,953    11.8736    363    32.2633  11,547
Mar. 31     14.9055  2,754     16.1660  4,260    17.0441  3,112    19.5014  168,645    12.0087    371    35.4207  11,201
Apr. 28     14.6559  3,139     15.6631  4,242    16.3067  3,207    19.6226  167,869    11.9480    589    34.3662  11,319
May  31     14.5122  2,994     15.3692  4,209    15.8701  3,208    19.7442  167,204    11.9267    470    33.6561  11,183
June 30     14.8357  3,231     15.8326  4,204    16.4488  3,234    19.8622  165,999    12.1725    413    34.4839  11,028
July 31     14.7238  2,946     15.5093  4,196    15.9411  3,198    19.9853  165,598    12.2741    491    33.9386  10,940
Aug. 31     15.1623  3,167     16.1081  4,146    16.6975  3,146    20.1084  166,764    12.4572    557    36.0438  10,808
Sep. 29     14.8280  3,072     15.4323  4,045    15.6993  3,054    20.2283  165,669    12.5457    751    34.1459  10,714
Oct. 31     14.7932  2,831     15.2531  3,954    15.3888  2,915    20.3524  163,458    12.6371    633    34.0044  10,690
Nov. 30     14.3902  2,702     14.4757  3,948    14.2625  2,881    20.4731  161,737    12.8486    759    31.3312  10,707
Dec. 29     14.6074  2,651     14.7694  3,895    14.6059  2,841    20.5992  161,073    13.0880    786    31.4849  10,673

UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
             Non-U.S.         Russell 2000
              Stock           Small Stock           Kodak           PIMCO Total        MSIF High           Fidelity
            Index Fund        Index Fund          Stock Fund        Return Fund        Yield Fund        Puritan Fund
          ---------------   ----------------   ----------------   ---------------   ----------------   ----------------
            Unit              Unit               Unit               Unit              Unit               Unit
           Value   Units     Value    Units     Value    Units     Value   Units     Value    Units     Value    Units
  2001
  ----
Jan. 31   $12.9406  521     $14.5039  2,361    $16.0925  14,239   $13.7355  1,612   $12.3070  1,512    $21.8196  3,380
Feb. 28    11.9479  520      13.5603  2,362     16.7431  13,868    13.8672  1,922    12.3404  1,313     21.4870  3,417
Mar. 30    11.0781  523      12.8991  2,316     14.9273  13,650    13.9186  2,247    11.7384  1,135     20.8731  3,386
Apr. 30    11.8601  520      13.9057  2,332     16.2282  13,274    13.7953  2,052    11.4221  1,222     21.6469  3,412
May  31    11.4988  512      14.2345  2,346     17.7627  12,797    13.8508  1,853    11.5427  1,080     22.0627  3,424
June 29    11.0469  510      14.7504  2,359     17.5250  12,637    13.8856  1,623    11.1976  1,015     21.6310  3,412
July 31    10.7888  507      13.9434  2,338     16.3112  12,615    14.3734  1,874    11.1993  1,062     21.7463  3,416
Aug. 31    10.5301  511      13.4928  2,280     16.9681  12,461    14.5395  2,087    11.2342  1,014     21.1983  3,395
Sep. 28     9.4039  504      11.6652  2,183     12.5815  12,937    14.7923  2,270    10.1721    975     20.1568  3,356
Oct. 31     9.6486  496      12.3405  2,196      9.9982  12,891    15.1043  2,744    10.3542  1,007     20.4546  3,309
Nov. 30    10.0623  499      13.2877  2,209     11.7500  13,018    14.8895  2,230    10.7189  1,417     21.1589  3,292
Dec. 28    10.1222  501      14.2424  2,288     11.8312  12,520    14.7295  2,019    10.7060  1,208     21.4151  3,264

  2000
  ----
Jan. 31   $14.4818  681     $13.9815  2,074    $21.5389  17,217   $12.0219    685   $12.6229  1,106    $19.5946  4,174
Feb. 29    14.8314  671      16.2818  2,373     20.1454  16,368    12.1693    667    12.7399  1,095     18.9830  3,934
Mar. 31    15.3361  610      15.2094  2,621     19.1315  15,837    12.3473    715    12.5931  1,090     20.0213  3,768
Apr. 28    14.4853  599      14.3024  2,576     19.6663  14,915    12.3160  1,412    12.5408  1,128     20.0210  3,655
May  31    14.0998  597      13.4733  2,525     21.1016  14,897    12.3112  1,206    12.1802  1,036     20.1586  3,546
June 30    14.6312  588      14.6182  2,573     21.0186  14,600    12.5651    842    12.4954  1,106     20.1361  3,517
July 31    13.9621  578      14.1639  2,498     19.4570  14,862    12.6850    925    12.4008  1,037     20.2212  3,460
Aug. 31    14.0845  578      15.2364  2,431     22.1114  13,424    12.8842  1,156    12.4625    997     20.9049  3,437
Sep. 29    13.3368  573      14.7869  2,384     14.9744  15,831    12.9336  1,206    12.1530    979     21.0194  3,409
Oct. 31    12.9439  556      14.1397  2,406     16.3784  16,123    13.0153  1,094    11.7270    963     21.3309  3,393
Nov. 30    12.3594  555      12.6952  2,412     15.5068  15,358    13.2672  1,753    10.9610    935     20.8629  3,394
Dec. 29    12.7703  534      13.7799  2,441     14.5834  14,919    13.5398  1,882    11.3719  1,141     21.5904  3,367


UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
            T. Rowe Price     Fidelity Growth        Putnam             Putnam                          T. Rowe Price
               Equity               and             Investors           Vista              PBHG          Small-Cap
             Income Fund        Income Fund           Fund               Fund          Growth Fund       Value Fund
           ----------------   ----------------   ---------------   ---------------   ---------------   ---------------
             Unit               Unit               Unit              Unit              Unit              Unit
            Value    Units     Value    Units     Value   Units     Value   Units     Value    Units    Value    Units
  2001
  ----
Jan. 31    $16.4573  2,081    $17.4906  3,670    $18.4759  3,786   $21.0315  3,449   $15.3233  4,549   $13.8141  2,291
Feb. 28     16.2202  2,191     16.6282  3,629     16.3813  3,688    17.3575  3,262    11.9082  4,240    13.9050  2,544
Mar. 30     15.7897  2,277     15.7765  3,630     14.9283  3,625    14.3374  3,095    10.1238  4,054    13.6950  2,583
Apr. 30     16.2963  2,359     16.6958  3,719     16.2963  3,580    16.7036  3,141    12.0060  4,044    14.9196  2,827
May  31     17.0280  2,467     16.9194  3,737     16.3205  3,577    16.5636  3,149    11.8149  4,035    15.6754  3,115
June 29     16.6981  2,525     16.6901  3,820     15.8959  3,539    16.2203  3,177    11.9448  4,030    15.9406  3,311
July 31     16.7648  2,611     16.5286  3,746     15.2898  3,475    14.7562  3,098    10.8494  3,948    15.7439  3,564
Aug. 31     16.4735  2,681     15.7711  3,687     14.0785  3,417    13.5414  3,074     9.6191  3,830    15.4212  3,567
Sep. 28     15.3133  2,556     15.0783  3,619     12.7703  3,347    11.0036  2,977     8.2026  3,659    14.2380  3,172
Oct. 31     15.3058  2,569     15.1460  3,660     13.0601  3,296    12.0301  2,952     8.6446  3,646    14.8319  3,307
Nov. 30     16.2209  2,581     15.9331  3,676     14.1245  3,256    13.3212  3,006     9.2497  3,629    15.4259  3,507
Dec. 28     16.6181  2,605     16.1896  3,685     14.2812  3,242    14.0520  3,001     9.6591  3,585    16.4136  3,744

  2000
  ----
Jan. 31    $13.6470  1,778    $17.2656  4,115    $21.5391  4,085   $21.1776  2,282   $18.8153  2,951   $11.1211  1,861
Feb. 29     12.5407  1,682     16.8058  3,795     21.9557  3,998    26.2371  2,598    25.5228  4,400    11.6286  1,757
Mar. 31     13.9444  1,694     18.1643  3,660     23.7313  4,037    26.3341  3,072    23.3260  5,311    11.5713  1,710
Apr. 28     14.0641  1,974     17.8069  3,695     22.1934  4,046    24.3029  3,034    19.6756  4,848    11.8060  1,772
May  31     14.7239  1,946     17.5609  3,675     21.2633  4,090    22.3685  3,069    17.8522  4,822    11.7677  1,820
June 30     13.9660  1,792     18.2023  3,676     22.3953  4,121    25.2265  3,198    21.3429  5,197    12.2562  1,875
July 31     14.1407  1,710     18.0173  3,647     22.0255  4,103    23.6935  3,294    19.8532  5,007    12.2814  1,984
Aug. 31     14.8403  1,713     18.9057  3,657     23.7772  4,111    26.7095  3,349    23.4072  5,054    13.0238  2,067
Sep. 29     14.9260  1,700     18.4404  3,635     22.0725  4,075    26.2956  3,493    21.4927  4,897    13.1188  2,178
Oct. 31     15.6656  1,772     18.5426  3,657     21.1305  4,005    24.2641  3,562    19.6409  5,012    12.7505  2,247
Nov. 30     15.5078  1,949     17.5589  3,664     18.4606  3,958    19.2408  3,632    14.1647  4,940    12.3822  2,215
Dec. 29     16.2467  1,957     17.7094  3,672     18.7302  3,918    20.8136  3,552    14.4894  4,812    13.3942  2,252


UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                               Putnam OTC           MSIF           RogersCasey            MFS             Putnam
           Skyline Special     & Emerging           Value            Smaller         Institutional        Voyager
             Equity Fund       Growth Fund          Fund           Stock Fund        Research Fund         Fund
           ---------------   ---------------   ---------------   ----------------   ---------------   ---------------
             Unit              Unit              Unit              Unit               Unit              Unit
            Value    Units    Value    Units    Value    Units    Value     Units    Value   Units     Value    Units
  2001
  ----
Jan. 31    $14.3410  1,469   $14.3006  5,294   $14.8302  2,498   $47.5652   7,326   $18.3167  896     $19.9465  3,595
Feb. 28     13.7346  1,699     9.7598  4,841    14.4748  2,640    44.9527   7,301    16.0685  866      17.5267  3,502
Mar. 30     13.3394  1,555     7.5930  4,638    14.1001  2,600    42.8075   7,196    14.5697  839      16.0433  3,371
Apr. 30     13.9253  1,459     9.4019  5,142    15.0243  2,671    46.7984   7,158    16.0687  842      17.5017  3,364
May  31     14.5113  1,490     9.1757  5,123    15.3425  2,709    48.4097   7,141    15.8668  847      17.4934  3,333
June 29     15.1237  1,574     9.1470  5,172    15.0044  2,716    49.7061   7,114    15.3040  831      17.1030  3,302
July 31     15.0003  1,634     8.1952  5,154    15.1967  2,765    48.6854   7,094    14.7412  804      16.6298  3,223
Aug. 31     14.9519  1,724     7.1115  4,783    14.7998  2,820    47.1618   7,062    13.6454  793      15.3944  3,173
Sep. 28     12.7374  1,555     5.4911  4,441    13.3306  2,571    40.6258   6,951    12.3478  770      13.9022  3,103
Oct. 31     13.6154  1,540     6.1406  4,499    13.3519  2,254    42.1924   6,891    12.7074  762      14.1583  3,030
Nov. 30     14.5683  1,595     6.9597  5,033    14.3202  2,479    45.7488   6,796    13.6288  757      15.3174  3,008
Dec. 28     15.3985  1,663     7.3077  4,813    14.9318  2,475    48.8415   6,787    13.8932  754      15.5796  2,981

  2000
  ----
Jan. 31    $10.4531    997   $27.8730  4,473   $10.6832  1,198   $40.2474   8,120   $17.4053  758     $23.0378  3,370
Feb. 29     10.2347    888    35.9490  5,535    10.0099  1,105    43.4365   7,940    18.5156  735      25.6822  3,602
Mar. 31     11.2428    861    30.4363  5,477    11.5367  1,301    45.5371   7,818    19.9686  880      26.2152  3,846
Apr. 28     11.3448    864    21.5632  5,104    12.1437  1,681    44.4006   7,725    19.1769  844      23.8031  3,866
May  31     11.2968    871    18.7794  5,380    11.8488  1,464    43.0696   7,663    18.5858  835      22.2473  3,848
June 30     11.6646    817    24.0580  5,592    11.0308  1,250    45.6066   7,624    19.5189  842      23.9975  3,905
July 31     12.0323    905    22.1595  5,649    11.3816  1,212    45.6604   7,599    19.2708  844      23.2082  3,895
Aug. 31     12.6044    977    25.0285  5,340    12.1160  1,241    49.3937   7,621    21.1491  930      25.1688  3,884
Sep. 29     12.6178  1,012    22.3924  4,676    12.2685  1,279    48.0000   7,622    19.9672  928      23.2075  3,794
Oct. 31     12.5018    967    19.1135  5,566    13.3708  1,538    46.7278   7,535    19.3407  905      22.2379  3,791
Nov. 30     12.1065  1,017    12.0678  5,488    13.1984  1,796    42.7728   7,466    17.1666  888      19.6007  3,787
Dec. 29     13.4554  1,110    13.3492  5,334    14.1868  2,039    45.7690   7,395    17.5818  879      19.8140  3,750


UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                Cohen                           T. Rowe Price                        T. Rowe Price      Morgan Stanley
              & Steers         First Eagle        Blue Chip        T. Rowe Price       Science &        Institutional
             Realty Fund     Fund of America     Growth Fund       New Era Fund     Technology Fund   Int'l. Equity Fund
           ---------------   ---------------   ---------------   ----------------   ---------------   ------------------
             Unit              Unit              Unit              Unit               Unit               Unit
            Value    Units    Value   Units     Value    Units    Value   Units      Value    Units     Value    Units
  2001
  ----
Jan. 31    $12.9031  1,198   $18.0321  1,007   $19.0093  3,467   $14.0631  538     $21.0024  10,882    $17.1988  3,331
Feb. 28     12.6760  1,054    17.7197  1,049    16.9814  3,416    14.2346  571      14.2725  10,628     16.7376  3,327
Mar. 30     12.5499    998    17.0189  1,037    15.5297  3,311    13.9211  625      11.6131  10,697     15.7761  3,281
Apr. 30     12.9266    940    18.0066  1,065    17.0921  3,377    15.1629  723      15.1379  11,049     16.5707  3,284
May  31     13.0797    923    18.8254  1,132    17.2197  3,373    15.4172  763      14.2671  11,083     16.4234  3,255
June 29     13.7789  1,096    18.8160  1,204    16.7867  3,355    14.0443  679      13.5688  11,180     16.2166  3,235
July 31     13.4596  1,050    18.9501  1,288    16.3593  3,329    14.0968  611      12.6451  10,943     15.9902  3,223
Aug. 31     13.8787  1,255    18.8141  1,364    15.2117  3,260    13.7650  589      10.6145  11,027     15.9697  3,223
Sep. 28     13.1869  1,023    17.0660  1,258    14.1252  3,187    12.3275  513       8.1020  10,547     14.9978  3,119
Oct. 31     12.7401    998    17.6137  1,262    14.6729  3,194    13.1132  511       9.5121  10,980     15.1343  3,120
Nov. 30     13.3362    945    18.4230  1,297    15.8242  3,185    13.0357  497      10.9955  11,098     15.6338  3,106
Dec. 28     13.6281    974    18.7514  1,324    16.2388  3,151    13.8078  477      11.2043  10,976     15.7763  3,109

  2000
  ----
Jan. 31    $10.0425    575   $16.3653  1,216   $18.6304  3,118   $11.3106  276     $26.8071   9,554    $15.0393  3,519
Feb. 29      9.7913    499    16.2643  1,098    18.8257  3,074    10.8393  258      32.1034   9,851     14.9734  3,385
Mar. 31     10.3143    491    16.6911  1,041    20.4564  3,208    12.2413  332      31.6355  10,348     16.0368  3,252
Apr. 28     10.6773    703    15.9200    992    19.8312  3,322    12.3616  440      28.2172  10,335     15.8566  3,180
May  31     10.7804    789    16.0286    957    19.3965  3,292    13.1556  857      24.8338  10,419     16.3883  3,252
June 30     11.1670    881    16.1792    943    20.5665  3,380    12.5967  611      27.5886  10,554     17.3371  3,342
July 31     12.2521  1,710    16.0449    917    20.1690  3,436    12.4103  389      26.3730  10,182     16.8868  3,318
Aug. 31     11.8450  1,176    16.6981    898    21.8736  3,591    13.3794  510      31.3392   9,948     16.9111  3,295
Sep. 29     12.3747  1,296    16.5386    886    20.7719  3,561    13.2588  497      27.5559   9,810     16.3627  3,230
Oct. 31     11.8032  1,020    16.8149    881    20.3002  3,541    12.9462  428      25.3299  10,347     16.4769  3,209
Nov. 30     12.0802  1,020    16.5968    920    18.3356  3,571    12.7654  428      18.4187  10,556     16.5749  3,216
Dec. 29     12.8857  1,338    17.2808    918    18.7545  3,544    14.3697  508      18.6578  10,579     17.5422  3,243


UNIT VALUES AND PARTICIPANT UNITS (Cont'd)
(in thousands, except per unit value data)
                Russell           Artisan         State Street       Templeton           Matthews
             International     International     Emerging Mkts.      Developing          Pacific        Scudder Latin
              Stock Fund           Fund            Index Fund       Markets Fund       Tiger Fund I     America Fund
           ----------------   ---------------   ---------------   ----------------   ---------------   ---------------
             Unit               Unit              Unit              Unit               Unit              Unit
            Value    Units     Value   Units     Value   Units     Value    Units     Value   Units     Value    Units
  2001
  ----
Jan. 31    $16.4153  2,130    $17.0036    477   $ 7.8050  351     $ 7.8477    788    $ 8.2241    893   $12.0167    537
Feb. 28     15.3599  2,094     16.0339    631     7.1559  341       7.2634    743      7.8055    888    11.0793    492
Mar. 30     14.2634  2,072     14.7796    657     6.4383  341       6.5836    726      7.0113    666    10.3526    458
Apr. 30     15.2456  2,049     15.5382    684     6.7550  303       6.8832    699      7.5664    691    10.8159    500
May  31     14.8580  2,031     15.2130    730     6.8185  287       7.1361    709      7.6773    637    11.3319    458
June 29     14.3942  2,012     15.1194    729     6.6623  289       7.1025    726      7.4635    671    11.4051    453
July 31     13.9819  1,987     14.9096    735     6.2326  279       6.6628    683      7.0276    507    10.7148    437
Aug. 31     13.6725  1,969     14.7230    759     6.1495  276       6.6758    692      6.7540    582    10.3246    434
Sep. 28     12.0943  1,948     12.9884    740     5.1766  278       5.8168    704      5.8486    553     8.9184    412
Oct. 31     12.4366  1,936     13.4212    752     5.4906  283       5.9895    644      6.1728    450     9.1548    389
Nov. 30     13.0646  1,901     13.7572    742     6.0590  360       6.3552    643      7.1034    539     9.7335    397
Dec. 28     13.1668  1,892     14.1992    747     6.4767  357       6.5831    642      7.4855    611    10.6151    402

  2000
  ----
Jan. 31    $18.2159  2,500    $20.2668  1,280   $10.1697  438     $ 9.8426    893    $ 9.5491    661   $11.7454    600
Feb. 29     19.3155  2,764     23.5250  1,259    10.3897  394       9.4788    829      9.8702    605    12.4397    592
Mar. 31     19.3266  2,513     22.7992  1,206    10.2117  344       9.5791    766     10.3034    253    12.8379    555
Apr. 28     18.0958  2,380     20.1450  1,593     9.3971  324       8.7763    747      9.2151    461    11.4533    499
May  31     17.5467  2,365     18.6478  1,597     8.9862  323       8.1062    738      8.6597    499    10.6906    502
June 30     18.3800  2,337     19.5656  1,619     9.2094  318       8.7030    734      9.5750    455    12.0747    487
July 31     17.6558  2,324     19.3208  1,652     8.7198  309       8.3582    703      9.3127    444    12.0550    544
Aug. 31     17.8672  2,289     19.7557  1,631     8.7689  289       8.5104    698      9.3426    459    12.4676    542
Sep. 29     16.8709  2,223     18.7479  1,599     8.0185  267       7.6612    707      8.4745    416    11.5981    488
Oct. 31     16.2544  2,187     17.3527  1,470     7.3943  273       7.0177    684      7.6263    506    11.0442    474
Nov. 30     15.7088  2,169     15.9401  1,336     6.7000  276       6.6462    676      7.1722    386    10.0339    463
Dec. 29     16.3113  2,173     16.2738  1,242     6.8401  275       7.0308    667      6.9485    488    10.6686    445

NOTE 7:  SIGNIFICANT INVESTMENTS
The following table represents investments having a value equal to or greater than 5% of net assets at December 30, 2001 and 2000:

(in thousands)

                                               Principal             Fair or
                        Maturity    Interest   Amount or             Contract
    Investment            Date        Rate    Shares/Units   Cost     Value
    ----------          ----------  --------  ------------   ----    --------
       2001

John Hancock Mutual
  Life Ins. GAC #15187  04/01/2011     6.79%  $385,557    $385,557    $387,785
Principal Mutual Life
  Ins. #4-20445-2       11/15/2007     7.7%    489,633     489,633     492,462
                                                          --------    --------
  TOTAL                                                   $875,190    $880,247
                                                          ========    ========

       2000

Principal Mutual Life
  Ins. #4-20445-2       11/15/2007     7.7%   $454,627    $454,627    $457,400
Kodak S&P 500 Fund         N/A         N/A      12,328     311,192     388,228
                                                          --------    --------
  TOTAL                                                   $765,819    $845,628
                                                          ========    ========

NOTE 8:  FEDERAL INCOME TAX STATUS

In June 1998, the Plan received a favorable tax determination letter from the Internal Revenue Service (IRS) in which the IRS stated that the Plan is in compliance with the applicable requirements of the Internal Revenue
Code. The Plan has been amended since receiving such letter. The Plan Administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements. On June 1, 1999, the Plan Administrator applied for a new determination letter prompted by a series of changes in the IRS Code that affect qualified retirement plans. The Plan Administrator believes the Plan is designed and is currently being operated in compliance with the applicable requirements of the Code.

                                                                Schedule I

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
5 TO 8 YEAR TIME HORIZON FUND

Kodak GIC Fund                        375          $  7,636          $  8,224
Kodak Russell 2000 Fund               113             1,531             1,611
Kodak EAFE Equity Index               223             2,851             2,401
Kodak Lehman Aggregate Fund           578             7,473             8,168
Kodak S&P 500 Fund                    327             9,925             9,193
Kodak Emerging Mkts. Index             99               691               643
                                                   --------          --------
     Total                                         $ 30,107          $ 30,240
                                                   ========          ========
Percent of Net Assets                                                    0.6%

8 TO 20 YEAR TIME HORIZON FUND

Kodak GIC Fund                        238          $  4,484           $ 5,215
Kodak Russell 2000 Fund               315             3,977             4,486
Kodak EAFE Equity Index               778             9,733             8,358
Kodak Lehman Aggregate Fund           367             4,446             5,171
Kodak S&P 500 Fund                    608            16,784            17,069
Kodak Emerging Mkts. Index            345             2,502             2,237
                                                   --------          --------
     Total                                         $ 41,926          $ 42,536
                                                   ========          ========
Percent of Net Assets                                                    0.8%

20 OR MORE YEAR TIME HORIZON FUND

Kodak Russell 2000 Fund               361          $  4,751           $ 5,142
Kodak EAFE Equity Index               744             9,738             7,987
Kodak S&P 500 Fund                    582            17,023            16,310
Kodak Emerging Mkts. Index            528             3,957             3,418
                                                   --------          --------
     Total                                         $ 35,469          $ 32,857
                                                   ========          ========
Percent of Net Assets                                                    0.6%

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                     Maturity          Interest      Contract
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
FIXED INCOME FUND

Group Annuity Contracts
  Aetna Life Insurance Co.       01/02/02-04/01/03   6.72%- 8.50%   $  132,341
  Bankers Trust                      12/31/02           7.58%          145,827
  CDC Capital                        03/31/04           6.21%           63,258
  John Hancock Mutual Life
   Insurance Co.                 10/03/02-04/01/11   6.21%-10.10%      733,181
  Metropolitan Life Insurance Co. 1/12/02-01/15/08   5.08%- 7.34%      282,387
  Monumental Life Insurance Co.      02/15/06           5.72%           97,993
  New York Life Insurance Co.    12/31/04-10/01/07   7.15%- 8.39%      315,007
  NISA/AEGON                         10/01/75           3.72%          155,435
  Principal Mutual Life
   Insurance Co.                 11/23/03-11/01/08   6.31%- 7.70%      985,280
  The Prudential Life Insurance
   Co. of America                12/31/03-10/02/06   7.75%- 7.97%      568,452
  Travelers Insurance Company        07/01/10           7.60%           86,974
                                                                    ----------
     Total                                                          $3,566,135
                                                                    ==========
Percent of Net Assets                                                    65.4%

                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
Common/Collective Trusts
  TBC Inc. Daily Liquidity Fund   $28,903          $ 28,903          $ 28,903
                                                   ========          ========
Percent of Net Assets                                                    0.5%


LEHMAN BROTHERS AGGREGATE BOND
INDEX FUND

Kodak Lehman Aggregate Fund         1,648          $ 22,667          $ 23,207
                                                   ========          ========
Percent of Net Assets                                                    0.4%

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
S&P 500 LARGE STOCK INDEX FUND

Kodak S&P 500 Fund                  9,689          $241,952          $271,649
                                                   ========          ========
Percent of Net Assets                                                    5.0%

NON-U.S. STOCK INDEX FUND

Kodak EAFE Equity Index               420          $  6,050         $   4,509
Kodak Emerging Mkts. Index             83               666               537
                                                   --------          --------
     Total                                         $  6,716          $  5,046
                                                   ========          ========
Percent of Net Assets                                                    0.1%

RUSSELL 2000 SMALL STOCK INDEX
FUND

Kodak Russell 2000 Fund             2,271          $ 30,649          $ 32,343
                                                   ========          ========
Percent of Net Assets                                                    0.6%

KODAK STOCK FUND

Eastman Kodak Company Common
  Stock                             4,721          $265,969          $143,882
                                                   ========          ========
Percent of Net Assets                                                    2.6%

Common/Collective Trust
TBC Inc. Daily Liquidity Fund     $ 4,373          $  4,373          $  4,373
                                                   ========          ========
Percent of Net Assets                                                    0.1%

PIMCO TOTAL RETURN FUND

PIMCO Funds Pac.
  Investment Mgmt. Ser.             2,911          $ 31,252          $ 30,278
                                                   ========          ========
Percent of Net Assets                                                    0.6%

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
MSIF HIGH YIELD FUND

MSIF High Yield
  Portfolio                         2,339          $ 14,407          $ 13,168
                                                   ========          ========
Percent of Net Assets                                                    0.2%

FIDELITY PURITAN FUND

Fidelity Puritan Tr
  Puritan Fund                      3,948          $ 70,606          $ 69,960
                                                   ========          ========
Percent of Net Assets                                                    1.3%

T. ROWE PRICE EQUITY INCOME FUND

T. Rowe Price Equity
  Income Fund                       1,817          $ 44,694          $ 43,269
                                                   ========          ========
Percent of Net Assets                                                    0.8%

FIDELITY GROWTH AND INCOME FUND

Fidelity Securities Fund
  Growth & Income Portfolio         1,583          $ 64,909          $ 59,682
                                                   ========          ========
Percent of Net Assets                                                    1.1%

PUTNAM INVESTORS FUND

Putnam Investors Fund Inc.
  CL                                3,922          $ 58,879          $ 46,280
                                                   ========          ========
Percent of Net Assets                                                    0.8%

PUTNAM VISTA FUND

Putnam Vista Fund Inc. CL           4,687          $ 70,650          $ 42,323
                                                   ========          ========
Percent of Net Assets                                                    0.8%

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
PBHG GROWTH FUND

PBHG Funds Inc. Growth Fund         1,666          $ 67,497          $ 34,561
                                                   ========          ========
Percent of Net Assets                                                    0.6%


T. ROWE PRICE SMALL-CAP VALUE
FUND

T. Rowe Price Small Cap. Value
  Fund Inc. Cap. Stk.               2,679          $ 56,138          $ 61,021
                                                   ========          ========
Percent of Net Assets                                                    1.1%


SKYLINE SPECIAL EQUITY FUND

Skyline Fund Special
  Equities Portfolio                1,134          $ 23,086          $ 25,639
                                                   ========          ========
Percent of Net Assets                                                    0.5%


PUTNAM OTC & EMERGING GROWTH
FUND

Putnam OTC & Emerging
  Growth Fund CL                    4,513          $ 44,349          $ 35,019
                                                   ========          ========
Percent of Net Assets                                                    0.6%


MSIF VALUE FUND

MSIF Trust Value Portfolio          2,409          $ 34,615          $ 36,947
                                                   ========          ========
Percent of Net Assets                                                    0.7%


                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
Preferred Stocks
  Chart House Enterprises Inc.
    Pfd. Ser. A                        11          $     23          $      9
                                                   ========          ========
  Percent of Net Assets                                                  0.0%

Common Stocks
  AAR Corp.                            42          $    545          $    382
  AFC Enterprises Inc. Com.            27               635               772
  AGCO Corp. Com.                       8               130               123
  AMN Healthcare Svcs. Inc. Com.        5               103               135
  ASM International N V                 8               145               159
  Aaron Rents Inc. Com.                45               621               733
  Abercrombie & Fitch Co. CL A         10               198               276
  Abgenix Inc. Com                     12               335               406
  Abiomed Inc.                         19               456               315
  Accredo Health Inc. Com.              7               202               271
  Ace Cash Express Inc.                 2                15                16
  Aceto Corp.                           3                35                32
  Action Performance Cos. Inc.          1                35                41
  Active Power Inc.                    18               394               123
  Activision Inc.                      53               823             1,395
  Adaptec Inc. Com.                     2                16                29
  Administaff Inc. Com.                42             1,050             1,165
  Advanced Fiber Communications
    Inc. Com.                          10               199               181
  Advent Software Inc.                  9               387               448
  Advisory Board Co. Com.               7               162               190
  Advo Inc.                             9               330               379
  Affiliated Managers Group Inc. Com.   1                36                35
  Agile Software Corp. Del. Com.        6               240               101
  Airborne Inc. Com.                    2                20                27
  Airgas Inc.                          61               554               917
  Airgate Pcs. Inc. Com.               12               312               533
  Air Methods Corp. New                 1                 3                 3
  Airnet Sys. Inc. Com.                 2                10                16
  Alamosa Holdgs. Inc. Com.            12               173               142
  Albany Intl. Corp. CL A              20               356               442

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Albany Molecular Resh. Inc. Com.      5               156               125
  Albemarle Corp.                       1                11                12
  Alberto Culver Co. CL A               8               179               310
  Alkermes Inc. Com.                   10               275               268
  Allen Telecom Inc. Com.              21               182               181
  Alleghany Corp. Del.                  1                83                77
  Alliance Atlantic Commns. Inc.
    CL B                               50               600               557
  Alliant Energy Corp. Com.            10               289               300
  Alliant Techsystems Inc. Com.         2               177               178
  Allied Resh. Corp.                    4                30                53
  Alpha Inds. Inc.                     11               277               255
  Ambassadors International             1                14                17
  AMB PPTYS. Corp. Com.                 5               108               120
  Amerco Inc. Com.                     11               203               209
  America First Mtg. Ivts. Inc. Com.    1                 2                 4
  American Biltrite Inc.                2                42                25
  American Business Finl. Svcs. Inc.
    Com.                                2                20                30
  American Cap Strategies Ltd.         18               470               508
  American Eagle Outfitters New         6               175               166
  American Financial Group Inc. Ohio
    Com.                               20               575               492
  American Greetings Corp. CL A        22               305               305
  American Healthways Inc.              3                63                91
  American Mgmt. Sys. Inc. Com.        19               326               352
  American Natl. Ins. Co.               9               511               718
  American Pharmaceuticals Partners
    Inc. Com.                           3                41                53
  American Pwr. Conversion Corp.
    Com.                               26               358               380
  American Woodmark Corp.               1                61                74
  Americredit Corp. Com.               23               387               726
  Ameripath Inc.                       23               649               749
  Ameristar Casinos Inc.                5                98               114
  Ameron International Corp.            2                75               110

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Amli Residential PPTYS. Tr.
    Sh. Ben. Int.                      12               290               314
  Ampco Pittsburgh Corp.                6                75                57
  Anadigics Inc.                       19               223               294
  Analogic Corp. Com.                   3               115               120
  Andersons Inc. Com.                   1                 8                 8
  Andrx Group                          10               566               732
  Angelica Corp. Com.                   4                29                38
  Anixter Int'l. Inc. Com.             13               291               360
  Annaly Mtg. Mgmt. Inc. Com.           3                31                44
  AnnTaylor Stores Corp. Com.          19               520               666
  Annuity and Life RE Hldgs.           19               419               467
  Anthracite Cap Inc. Com.              1                 5                 6
  Aon Corp. Com.                       82             1,864             2,901
  Apogent Technologies Inc. Com.       23               427               590
  Arden Group Inc. CL A                 3                75               180
  Arena Pharmaceuticals Inc. Com.      12               236               154
  Argosy Gaming Co. Com.                2                37                73
  Arrow Int'l. Inc. Com.                1                15                20
  Ashland Inc.                         44             1,539             2,034
  Associated Matls. Inc. Com.           3                39                96
  Asta Fdg. Inc. Com.                   2                12                29
  Astoria Finl. Corp. Com.             16               232               426
  Atlantic Tele-Network Inc.
    Com. New                            1                 4                 4
  AT&T Corp. Com.                     143             2,136             2,600
  Autodesk Inc. Com.                   30               870             1,100
  Aviron Com.                           6               196               309
  Aztar Corporation                    26               391               479
  Axcan Pharma Inc. Com.               44               557               631
  BHA Group Holdgs. Inc.                1                 1                 2
  BISYS Group Inc. Com.                37               997             2,347
  BNCCORP Inc.                          2                14                11
  Baker Michael Corp.                   2                14                22
  Baldwin Technology Inc. CL A         18                76                24

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Ball Corp. Com.                       2                56               141
  Ballys Total Fitness Hldg. Corp.      9               275               204
  BankNorth Group Inc. New             18               248               395
  Bankunited Fin. Corp. CL A            8               105               114
  Banta Corp.                          13               229               391
  Barnes & Noble Inc. Com.             17               563               501
  Barnwell Inds. Inc.                   1                 9                10
  Barr Labs Inc.                        1                81               113
  Bausch & Lomb Inc. Com.              20               808               771
  Bay View Cap Corp. Del. Com.         50               351               363
  BEA Sys. Inc. Com.                   39               621               632
  Beazer Homes USA Inc.                 2                52               155
  Bed Bath & Beyond Inc. Com.          52               520             1,790
  Bell Inds. Inc.                       9               136                19
  Bell Microproducts Inc. Com.          6                58                82
  Belo Corporation                     35               631               670
  Berkley W. R. Corp. Com.              4               177               221
  Berkshire Bancorp Inc. Del. Com.      1                32                25
  Bio Rad Labs Inc. CL A                1                63                89
  Blair Corp.                           3                62                74
  Blyth Inc. Com.                      27               657               637
  Boise Cascade Corp. Com.             27               886               911
  Borders Group Inc. Com.               9               215               186
  Borg Warner Inc. Com.                 8               417               423
  Borland Software Corp. Com.           4                37                63
  Boston Private Finl. Hldgs. Inc.     39               757               861
  Bostonfed Bancorp Inc. Com.           4                56                92
  Bowne & Co. Inc. Com.                41               477               538
  Boykin Lodging Co. Com.               1                 9                 6
  Brandywine Rlty Tr. Sh. Ben. Int.
    New                                18               334               376
  Britesmile Inc. Com.                  7                64                33
  Brooks Automation Inc. Com.           4               126               164
  Brookstone Inc.                       6               100                68
  Brunswick Corp. Com.                 51             1,007             1,092
  Brush Engineered Materials Inc.      11               196               145

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Burlington Coat Factory Whse.
    Corp. Com.                         23               279               376
  Bush Inds. Inc. Com.                 55               890               597
  Butler Mfg. Co. Del.                  3                72                71
  CBL & Assoc. PPTYS Inc. Com.          3                67                85
  CBRL Group Inc. Com.                 20               255               594
  CDW Computer Ctrs. Inc. Com.         10               232               543
  CH Energy Group Inc. Com.             1                41                48
  C H Robinson Worlwide Inc.           26               352               771
  CPAC Inc.                             3                20                18
  CPI Corp.                             5               101                84
  CSG Sys. Intl. Inc.                  29             1,216             1,178
  CTS Corp.                            31               624               482
  CV Therapeutics Inc. Com.            13               614               692
  Cal Dive Int'l Inc. Com.             14               349               364
  California First Natl. Bancorp
    Com.                                5                72                61
  California Pizza Kitchen Inc. Com.   15               297               368
  Cambrex Corp. Com.                    6               274               253
  Capital Corp. of the West Com.        1                14                18
  Care Centric Inc. Com.                1                 1                 0
  Caremark RX Inc. Com.                90             1,194             1,419
  Carlisle Cos. Inc. Com.              17               597               624
  Cascade Corp.                        11               135               132
  Cass Information Sys. Inc. Com.       1                18                22
  Catalina Mktg. Corp. Com.            31             1,031             1,075
  Cato Corp. CL A                      12               127               218
  Cell Therapeutics Inc. CDT Com.       1                 5                 4
  Celgene Corp.                        16               657               540
  Centex Corp. Com.                    19               712             1,117
  Centra Software Inc. Com.            14               127               116
  Central Garden & Pet Co. Com.        11               106                89
  Cerus Corp. Com.                      4               237               190
  Champps Entmt. Inc. Com.              3                30                30
  Charles Riv. Laboratories Intl.
    Inc. Com.                           3                90                92

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Charming Shoppes Inc. PA Com.        31               163               167
  Chart House Enterprises Inc.
    Com.                               28               157                14
  Charter Communications Inc. Del.
    CL A                               53               771               906
  Chase Inds. Inc. Com.                12               110               112
  Checkfree Corp. New Com.              7               256               121
  Checkpoint Sys Inc. Com.              6                80                73
  Chemfirst Inc. Com.                   1                 4                 5
  Chicos Fas. Inc. Com.                 2                52                64
  Childtime Learning Ctrs. Inc.         6                45                33
  Chromcraft Revington Inc.             4                42                40
  Cirrus Logic Inc. Com.               16               237               226
  Clarcor Inc.                         11               194               293
  Clark/Bardes Inc. Com.                4                55                97
  Clayton Homes Inc. Com.              30               388               519
  Coachmen Inds. Inc.                   3                30                36
  Cobra Electrs. Corp.                  1                 6                 5
  Cole Nate Corp. New CL A              2                15                24
  Colonial Bancgroup Inc. Com.         40               409               602
  Commercial Metals Co.                 2                77                80
  Commonwealth Bancorp Inc. Com.        5                69               108
  Commscope Inc. Com.                  42               960               896
  Community Finl. Group Inc.            1                22                20
  Community TR Bancorp Inc. Com.        1                13                16
  Computer Horizons Corp. Com.         24               211                79
  Computer Task Group Inc. Com.        28               359               104
  Comtech Telecommunications Cor.
    New                                 4                53                44
  Comverse Technology Inc. Com.        10               277               221
  Concord EFS Inc. Com.                60               333             1,962
  Conmed Corp. Com.                     5                97                96
  Conrad Inds. Inc. Com.                2                10                 8
  Conseco Inc. Com.                    57               552               237
  Constellation Brands Inc. CL A       27               661             1,152
  Continental Matls. Corp. Com.         1                 9                18

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Cooper Cos. Inc. Com. New             2               110               109
  Coors Adolph Co. CL B                 6               366               321
  Coorstek Inc. Com.                   14               273               432
  Corinthian Colleges Inc. Com.        10               345               421
  Corn Prods. Intl. Inc. Com.          27               713               962
  Corporate Executive Bd. Co. Com.     29               889             1,076
  Corporate Office PPTYS TR Com.        7                52                88
  Corrpro Companies Inc.               11                65                29
  Corus Bankshares Inc.                 8               255               350
  Cost Plus Inc. Calif.                18               464               477
  Covance Inc. Com.                     3                63                64
  Coventry Health Care Inc. Com.       29               351               564
  Cox Radio Inc. CL A                  17               380               417
  Crane Co.                             6               147               152
  Cray Inc. Com.                       40                86                73
  Credence Sys. Corp.                  21               453               401
  Crompton Corp. Com.                  26               234               249
  Crown Group Inc. Com.                 1                 3                 3
  Cummins Inc. Com.                     9               315               348
  Curtiss Wright Corp.                  2                81               101
  Cytyc Corp. Com.                      7               132               173
  DRS Technologies Inc. Com.            1                20                17
  D R Horton Inc.                      20               393               661
  Danaher Corp. Com.                   15               340               926
  Darden Restaurants Inc.              30               501             1,084
  Datascope Corp.                      10               342               344
  Dave & Busters Inc.                   7                62                44
  Davita Inc. Com.                      1                 9                12
  Del Labs Inc. Com.                    1                 5                 8
  Dentsply Int'l. Inc. New Com.         1                31                36
  Devry Inc. Del. Com.                 30               553               861
  Dewolfe Cos. Inc.                     2                11                20
  Diagnostic Prods. Corp. Com.          1                13                35
  Dial Corp. New Com.                   6                81               108
  Diamondcluster Intl. Inc.             2                33                25
  Diebold Inc.                         10               302               396


                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Digex Inc. Del. CL A Com.             9               325                25
  Digi Intl. Inc.                       2                15                10
  Digital Think Inc. Com.              74               833               811
  Direct Focus Inc. Com.                3                81                81
  Docent Inc. Com.                     15               169                46
  Documentum Inc. Com.                  7               140               158
  Doubleclick Inc. Com.                71               943               846
  Drew Inds. Inc. Com. New              2                15                15
  Duane Reade Inc. Com.                 6               192               171
  Dun & Bradstreet Corp. Del. New      50             1,281             1,801
  Dyax Corp. Com.                      12               317               138
  EFTC Corp. Com.                       3                 5                 5
  ESS Technology Inc. Com.              7               147               144
  E-Z-EM Inc. CL B                      4                17                20
  Eaton Vance Corp. Non Vtg.
    Com.                               16               280               558
  Ebay Inc. Com.                        6               344               408
  Echostar Communications Corp.
    New CL A                            8                58               205
  Edelbrock Corp.                       2                19                20
  Edo Corp.                             2                18                53
  Education Mgmt. Corp.                36               641             1,332
  Edwards A G Inc. Com                 28               798             1,243
  Edwards Life Sciences Corp. Com.     38               925             1,090
  Efunds Corp. Com.                    34               383               472
  Elantec Semiconductor Inc. Com.       6               164               224
  Elcor Corp. Com.                     27               405               787
  Electro Rent Corp.                   16               197               211
  Electro Scientific Inds. Inc.        38             1,060             1,160
  Elmira Svgs. Bk. FSB Elmira NY        1                 7                 9
  Emmis Communications Corp. Com.      52             1,199             1,245
  Endo Pharmaceuticals Hldgs.
    Inc. Com.                           7                60                86
  Endocare Inc.                         9               152               158
  Energy East Corp. Com.               41               833               769
  Ennis Business Forms Inc. Com.        4                34                42

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Entercom Communications Corp.         6               233               292
  Entravision Communications Cor.
    CL A                               70               869               803
  Equitable Res. Inc. Com.             27               566               924
  Equity Marketing Inc.                 1                 3                 3
  Esco Technologies Inc. Com.           1                14                20
  Esterline Technologies Corp.         15               295               250
  Ethan Allen Interiors Inc. Com.       3                68               129
  Euronet Worldwide Inc. Com.          38               506               687
  Evans & Sutherland Computer          24               349               154
  Exar Corp. Com.                      18               476               402
  Excel Technology Inc.                11               200               190
  Exponent Inc. Com.                    1                 8                13
  Express Scripts Inc. Com.            24               936             1,130
  FBL Fin'l Group Inc. CL A             5                59                81
  FBR Asset Invt. Corp.                 1                14                17
  FFW Corp.                             1                 9                 9
  FFLC Bancorp Inc. Com.                1                 1                 2
  FLIR Sys. Inc.                        1                13                16
  FMC Corp. New Com.                   12               720               712
  FSF Financial Corp.                   2                21                26
  FSI Int'l. Inc.                      27               294               250
  Factory 2-U Inc. Com.                 3                49                68
  Farmer Bros. Co.                      1                59                80
  Fastenal Co.                         16               913             1,089
  Federal Screw Wks. Com.               1                11                18
  Federal Signal Corp.                 30               522               682
  Fedex Corp. Com.                     84             1,743             4,384
  Fidelity Bancorp Inc.                 1                18                27
  Fidelity Natl. Finl. Corp.           23               507               564
  Filenet Corp.                        11               140               216
  Financial Inds. Corp.                 4                40                54
  Finish Line Inc. CL A                 7                70               103
  First American Corp. Com.            11               219               201
  First Citizens Bancshares
    Inc. N C CL A                       5               330               451

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  First Franklin Corp.                  1                12                12
  First Horizon Pharmaceutical
    Corp.                               7               124               230
  First Health Group Corp. Com.        24               565               595
  First Service Corp.                  45               931             1,249
  Fiserv Inc. Com.                     27               732             1,189
  Fleetwood Enterprises Inc. Com.      35               487               396
  Fleming Cos. Inc. Com.                4                99                78
  Flexsteel Inds. Inc.                  1                 9                 8
  Flowserve Corp. Com.                 45             1,099             1,194
  Foodarama Supermarkets Inc.           1                15                32
  Foot Locker Inc. Com.                13               193               202
  Footstar Inc. Com.                   13               461               398
  Franklin Bk. N A Southfield MICH      1                15                25
  Fresh Brands Inc. Com.                2                30                34
  Friedmans Inc. CL A                   6                56                51
  Frischs Restaurants Inc.              1                11                12
  Frontier Oil Corp. Com.              12               209               191
  Fuller H B Co. Com.                   3                84                82
  Furniture Brands Intl. Inc. Com.     26               561               834
  G & K Svcs. Inc. CL A                 4                87               115
  G III Apparel Group Ltd.              1                 9                 8
  Garan Inc.                            1                31                45
  Garden Fresh Restaurant Corp.
    CA Com.                             4                67                25
  Gartner Inc.                         36               330               413
  Gemstar-TV Guide Int'l. Inc.         44             1,606             1,272
  Gencorp Inc.                         34               328               487
  General Cable Corp. Del. Com. New    25               385               316
  General Motors Corp. Com.            63             3,743             3,082
  General Motors Corp. CL H New       192             3,089             2,947
  Gentex Corp. Com.                    37               929             1,010
  Genesis Microchip Inc. Com.           6               429               429
  Genlyte Group Inc. Com.               7                93               226
  Gentiva Health Svcs. Inc.             1                20                20
  Gerber Scientific Inc. Com.           2                11                15

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Glatfelter P. H. Co.                 21               250               329
  Glenborough Rlty. Tr. Inc.           19               331               372
  Global Sports Inc. Com.               6               108               110
  Globespanvirata Inc. Com.             4               145                54
  Gold Banc Corp. Inc. Com.             1                 4                 4
  Gottschalks Inc.                      6                33                14
  Great Atlantic & Pac. Tea Inc.        2                24                38
  Greenbrier Cos. Inc. Com.             3                42                18
  Greenpoint Finl. Corp. Com.          38               806             1,357
  Greif Bros. Corp. CL A                5               145               168
  Grey Global Group Inc. Com.           1                72               200
  Griffon Corp. Com.                   86               790             1,245
  Group 1 Software Inc. New Com.        2                15                39
  Gtech Hldgs. Corp. Com.              18               581               832
  HCC Ins. Hldgs. Inc. Com.            33               881               903
  HNC Software Inc. Com.               31               635               646
  HPSC Inc.                             2                21                16
  HRPT Pptys. Tr. Com. SBI              4                36                37
  Haemonetics Corp. Mass. Com.         17               517               578
  Haggar Corp. Com.                     1                 9                 8
  Handleman Co. Del.                   21               248               325
  Hanover Compressor Co. Com.          13               374               343
  Harley Davidson Inc. Com.            15               218               810
  Harman Intl. Inds. Inc. New Com.     50             1,251             2,318
  Harsco Corp.                          1                24                28
  Healthcare Svcs. Group Inc.           4                18                38
  Healthcare Realty Trust Inc.         17               298               478
  Health Net Inc.                      13               220               280
  Healthsouth Corp. Com.               49               296               712
  Hearst Argyle Television Inc.         1                14                15
  Hector Communications Corp.           2                12                25
  Helmerich & Payne Inc. Com.          12               339               387
  Hi-Tech Pharmacal Inc.                1                 6                15
  Hibernia Corp. CL A Com.             24               218               428
  Highwoods PPTYS Inc. Com.            22               564               576
  Hilton Hotels Corp. Com.            320             4,559             3,514

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Holly Corp.                           5                89                94
  Horizon Health Corp. Com.             1                 1                 3
  Host Marriott Corp. New Com.        353             7,118             3,280
  Hot Topic Inc.                        6               173               194
  Hub Group Inc. CL A                   3                35                27
  Hughes Supply Inc. Com.               1                30                32
  Humana Inc. Com.                     23               211               273
  Hunt Corp. Com.                       1                 4                 5
  Hutchinson Technology Inc. Com.      33               616               754
  Hydril Co. Com.                       6               144               101
  Hyperion Solutions Corp. Com.         2                31                48
  IMCO Recycling Inc.                   1                 3                 3
  IMS Health Inc. Com.                 40             1,061               782
  IPC Holdings Ltd. Com.               11               278               317
  ISTAR Fin'l. Inc.                    23               516               556
  ITLA Cap. Corp.                       3                47                61
  ITT Edl. Svcs. Inc. Com.              1                27                26
  Imation Corp. Com.                   27               588               599
  Imclone Systems Inc.                 12               520               648
  Impax Laboratories Inc. Com.          9                97               117
  Independence Cmnty. Bk. Corp. Com.    5                78               118
  Indymac Bancorp Inc. Com.            11               286               267
  Informatica Corp. Com.               36               465               535
  Information Res. Inc.                10                62                84
  Innkeepers USA Tr. Com.               7                79                71
  Insignia Finl. Group Inc. Com. New    1                 8                 8
  Insight Commn. Inc. CL A Com.        20               497               489
  Integra Lifesciences Hldg. Corp.     32               822               844
  Integrated Circuit Sys. Inc.
    Com. New                           25               350               570
  Inter Parfums Inc. Com.               2                 8                17
  Inter Tel. Inc. Com.                  1                15                18
  Intergraph Corp.                     13               126               181
  Intermune Inc. Com.                   4               152               207
  International Bancshares Corp.        1                19                33
  International Multifoods Corp.        9               182               203

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  International Speedway Corp. CL A    13               570               525
  Interneuron Pharmaceuticals Inc.
    Com.                               18               140               204
  Interpool Inc. Com.                  19               174               365
  Interstate Bakeries Corp. Del.
    New Com.                            9               130               223
  Intertan Inc.                         7                62                90
  Interwoven Inc.                      54               789               531
  Invacare Corp.                       13               447               454
  Invitrogen Corp. Com.                18             1,108             1,146
  Invivo Corp.                          1                 3                 4
  Investors Financial Svcs. CP          3               208               220
  Iron Mtn. Inc. PA Com.               34               830             1,508
  Isis Pharmaceuticals                  7               143               162
  J & J Snack Foods Corp.               3                44                73
  Jabil Circuit Inc. Com.              30               385               710
  Jacksonville Bancorp Inc.             1                11                14
  Jacobs Engr. Group Inc. Com.         11               517               727
  Jos. A. Bank Clothiers Inc.           4                24                31
  Journal Register Co. Com.             7               125               152
  K2 Inc. Com.                         27               238               199
  Kaman Corp. CL A                      7                74               108
  Kankakee Bancorp Inc.                 1                11                12
  Kansas City Life Ins. Co.             2                68                89
  Keithley Instrs. Inc. Com.            8               141               135
  Kellwood Co.                          3                76                66
  Kelly Svcs. Inc. CL A                11               291               243
  Kemet Corp. Com.                     41               749               739
  Kendle Intl. Inc.                     7               126               149
  Kennametal Inc. Com.                 35             1,024             1,417
  Kewaunee Scientific Corp.             1                 5                 7
  Keystone Ppty. Tr. Corp. Com.         3                35                38
  Kforce Inc. Com.                      4                26                27
  Kimball Intl. Inc. CL B              15               305               230
  Kindred Healthcare Inc. Com.          3               139               153
  Knight Ridder Inc.                   54             1,838             3,539

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Knightsbridge Tankers Ltd. Com.       8               159               123
  Kopin Corp.                           2                21                21
  Korn Ferry Intl. Com. New             2                15                18
  Kulicke & Soffa Inds. Inc.           26               405               471
  LTX Corp.                             2                25                43
  Lafarge North America Inc.           22               785               824
  Lakeland Inds. Inc.                   2                 9                15
  Lakes Gaming Inc. Com.                3                24                17
  Lam Resh Corp. Com.                  14               247               338
  Lamar Advertising Co. CL A           24               733               996
  Lamson & Sessions Co.                15                91                77
  Landamerica Finl. Group Inc. Com.    16               526               457
  Landry's Restaurants Inc.            19               151               365
  Landstar Sys. Inc. Com.               3               161               218
  Lawson Software Com.                 10               151               160
  Layne Christensen Company             1                 1                 1
  Leap Wireless Intl. Inc. Com.        23               388               477
  Lear Corp. Com.                      13               443               507
  Learning Tree Int'l. Inc.            12               254               332
  Lecroy Corp. Com.                    20               342               392
  Lennar Corp. Com                     15               615               719
  Lennox Int'l. Inc. Com.              36               462               358
  Lexicon Genetics Inc. Com.           15               188               173
  Lifepoint Hosps. Inc. Com.            9               312               322
  Lifetime Hoan Corp.                   7                49                43
  Lincoln Elec. Hldgs. Inc. Com.       19               350               488
  Linens N Things Inc. Com.            13               329               327
  Liqui Box Corp.                       2               106               101
  Liz Claiborne Inc. Com.              24               934             1,170
  Lone Star Steakhouse Saloon           4                42                55
  Lone Star Technologies Inc.           7               157               133
  Longs Drug Stores Corp. Com.         18               463               420
  Lubrizol Corp.                       24               645               846
  Lufkin Inds. Inc. Com.                1                26                27
  Lydall Inc.                           6                56                59
  MAF Bancorp Inc.                     10               185               307

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  MCSI Inc. Com.                        7               159               159
  MKS Instrs. Inc.                     26               464               706
  MSC Indl. Direct Inc. CL A           41               408               829
  MTS Sys. Corp.                       13               174               141
  Macdermid Inc.                       32               639               533
  Macerich Co. Com.                     4                84               111
  Mack Cali Rlty. Corp. Com.           32               881               996
  Macrovision Corp. Com.               26             1,244               960
  Macromedia Inc. Com.                  2                34                36
  Magellan Health Services Inc.         7                86                40
  Magnetek Inc. Com.                    7                74                64
  Maine Pub. Svc. Co.                   1                10                18
  Manugistics Group Inc.               17               475               371
  Markel Holdings                       1               240               233
  Marriott Intl. Inc. New CL A         76             2,178             3,127
  Marten Trans. LTD Com.                1                 5                 7
  Massbank Corp. Reading Mass.
    Com.                                1                31                39
  Maxim Integrated Prods. Inc. Com.     9               519               513
  Maxtor Corp. Com. New                58               489               382
  Maxwell Technologies Inc.             1                14                 9
  Maverick Tube Corp. Com.              9               117               113
  Mcdata Corp. CL A                     6               102               138
  Mcdermott Intl. Inc. Com.            51               566               632
  Measurement Specialties Inc.          2                20                16
  Media Gen. Inc. CL A                 12               528               618
  Mediacom Communications Corp. CL A   25               360               450
  Medicis Pharmaceutical Corp.
    CL A New Com.                       5               280               338
  Medimmune Inc. Com.                  21               958             1,009
  Medstone Intl. Inc.                   2                15                 9
  Mentor Corp. Minn. Com.              10               233               276
  Mercury Interactive Corp.            12               794               419
  Meredith Corp. Com.                   8               240               293
  Mesa Labs Inc.                        3                15                16
  Mestek Inc.                           1                17                26

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Metris Cos. Inc.                     28               451               751
  Metro One Telecommunications Inc.    14               391               459
  Mettler-Toledo Intl. Inc.             8               354               430
  Michaels Stores Inc. Com.            37               693             1,225
  Micrel Inc.                          36               815               994
  Micromuse Inc.                       26               774               389
  Microtune Inc. Del. CL Com.           7               155               166
  Mid Atlantic Med. Svcs. Inc. Com.    11               178               249
  Millennium Pharmaceuticals Inc.      25               810               641
  Mine Safety Appliances Co.            9               206               367
  Minerals Technologies Inc.
    Com.                               21               798               977
  Minuteman Intl. Inc.                  2                22                19
  Modis Prof. Svcs. Inc. Com.          45               337               349
  Molex Inc. CL A                      27               670               732
  Monro Muffler Brake Inc.              1                 2                 3
  Movado Group Inc. Com.                9               127               175
  Movie Gallery Inc. Com.               2                 4                37
  Mueller Inds. Inc. Com.              27               595               905
  Mutilink Technology Corp. CL A       17               169               112
  Mylan Labs Inc. PA Com.              28               658             1,050
  Myriad Genetics Inc.                  2               196               128
  NBTY Inc.                            50               300               578
  NCH Corp.                             1                43                47
  NCO Group Inc.                       18               425               411
  NUI Corp. New Com.                    1                34                29
  Nara Bancorp Inc. Com.                2                38                36
  Nashua Corp.                          2                14                10
  Natco Group Inc. CL A                 1                 3                 3
  National Beverage Corp. Com.          1                 8                10
  National Home Health Care
    Corp.                               3                18                40
  National-Oilwell Inc.                27               733               564
  National Westn. Life Ins. Co.         2               143               177
  Navigant Int'l. Inc. Com.             1                15                15
  Navistar Int'l. Corp. New Com.        5               111               204

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Ndchealth Corp. Com.                 24               562               842
  Nelson Thomas Inc.                   12               143               135
  Netiq Corp. Com.                      6               192               211
  New Brunswick Scientific Inc.         3                11                14
  New Horizons Worldwide Inc. Com.     23               327               269
  Newark Homes Corp. Com.               3                35                38
  Newpark Res. Inc. New               103             1,036               853
  Newport Corp. Com.                   10               178               202
  Next Health Inc.                      3                15                17
  99 Cents Only Stores                  7               231               270
  Noble Intl. Ltd.                      1                 1                 1
  Noland Co.                            2                37                55
  Nortech Sys. Inc.                     2                13                10
  North Cent Bancshares Inc.            1                11                10
  Northeast Ind. Bancorp Inc. Com.      1                 7                 7
  Northeast Utils. Com.                48               929               846
  Northern Technologies Intl. Corp.     1                 3                 3
  Novellus Sys. Inc.                   20               359               814
  Numerical Tech Inc. Com.              9               236               337
  Nyfix Inc. Com.                      16               332               331
  O M Group Inc. Com.                   1                55                59
  OSI Pharmaceuticals Inc.              4               191               184
  Oakley Inc. Com.                      9               152               151
  Oceaneering Int'l. Inc. Com.          7               138               168
  Ocular Sciences Inc. Com.             8               172               195
  Odysey Healthcare Inc. Com.           5                85               114
  Odyssey Re. Hldgs. Corp. Com.         5                94                89
  Office Depot Inc. Com.               26               262               489
  Offshore Logistics Inc. Com.         23               406               412
  Oglebay Norton Co.                    1                11                11
  Old Dominion Fght. Lines Inc.         1                 3                 4
  Olin Corp. Com.                       6                98                97
  Omnova Solutions Inc. Com.           81               635               579
  Oneok Inc. New Com.                   4                87                71
  Openwave Sys. Inc.                   12               475               114
  Opinion Resh Corp.                    4                25                24

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Optimal Robotics Corp. CL A New      12               355               442
  Option Care Inc.                      9               135               172
  O'Reilly Automotive Inc.             29               605             1,082
  Orthodontic Ctrs. Amer. Inc. Com.    45             1,154             1,447
  Oshkosh Truck Corp. CL B              9               340               446
  Outlook Group Corp.                   3                15                14
  Overture Svcs. Inc. Com.             20               394               722
  Oxford Inds. Inc. Com.                5                87               110
  P & F Inds. Inc. CL A New             3                23                20
  P A M Transn. Svcs. Inc.              6                54                75
  PFF Bancorp Inc. Com.                 1                 7                11
  PMA Capital Corp. CL A Com.           9               178               170
  PSS World Med. Unc. Com.              2                10                19
  Pacificare Health Sys. Inc. Del.      1                 9                 6
  Pactiv Corp. Com.                    25               440               442
  Panamerican Beverage Inc. CL A       31               490               464
  Pan Pac Retail PPTYS Inc. Com.        4                84               124
  Paradigm Geophysical Ltd.-Ord.        1                 1                 1
  Parexel Intl. Corp.                  18               263               249
  Parker Drilling Co. Com.              3                 8                 9
  Pathmark Stores Inc. New Com.        40               745               976
  Patina Oil & Gas Corp.                9               245               260
  Paxar Corp.                          20               174               284
  Peets Coffee & Tea Inc. Com.         10                82               112
  Pegasus Solutions Inc. Com.           7                84                98
  Pemstar Inc. Com.                     6                68                72
  Penn. Engr. & Mgr. Corp.
    Non-Vtg.                           15               177               250
  Pentair Inc. Com.                    33             1,137             1,215
  Peoples Banctrust Inc. Com.           2                27                24
  Peregrine Sys. Inc. Com.             25               505               342
  Perot Sys. Corp. CDT CL A            17               244               346
  Perrigo Co. Com.                     49               329               601
  Pharmaceutical Res. Inc.              6               213               204
  Phoenix Technology Ltd. Com.         17               175               205
  Photon Dynamics Inc. Com.             7               147               294

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Pioneer Nat. Res. Co.               200             4,429             3,890
  Pioneer Standard Electrs.
    Inc.                               23               236               287
  Pittston Co. Brinks Group Com.        4                69                80
  Plantronics Inc.                     10               200               255
  Plum Creek Timber Co. Inc. Com.     178             2,701             5,111
  Polycom Inc.                         27               846               978
  Polyone Corp. Com.                   41               427               433
  Pomeroy Computer Res. Inc. Com.       4                79                60
  Powerwave Technologies Inc. Com.     55               815               991
  Pre Paid Legal Svcs. Inc. Com.       46               954             1,012
  Prentiss PPTYS TR Sh. Ben. Int.
    Com.                               12               264               340
  Pride Int'l. Inc. Com.               37               509               560
  Prime Hospitality Corp. Com.         38               370               429
  Priority Healthcare Corp. B           9               234               304
  Profit Recovery Group Int'l. Inc.    52               377               438
  Proquest Co. Com.                    22               553               763
  Provident Finl. Group Inc. Com.       4                98               103
  Public Svc. Co. N. Mex. Com.         16               355               457
  Quaker City Bancorp Inc. Com.         2                28                67
  Quaker Chem. Corp. Com.               9               122               185
  Quaker Fabric Corp. New               1                 4                 7
  Quanex Corp.                         13               328               359
  Quantum Corp. DSSG Com.               6                70                59
  Quest Software Inc. Com.             32               777               748
  Quidel Corp.                          1                 3                 4
  Qunitiles Transnational Corp. Com.   47               861               755
  R G C Res. Inc. Com.                  1                27                28
  Radian Group Inc.                    20               578               850
  Radio One Inc. CL A                  17               260               325
  Radio One Inc. CL D Non-Vtg.         53               830               978
  Raindance Communications Inc. Com.   27               176               155
  Raymond James Fin'l. Inc. Com.       13               222               447
  Read Rite Corp. Com.                147             1,033               994
  Remec Inc. Com.                       7                64                75

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Renaissancere Holdings Ltd.           1                11                29
  Rent A Ctr. Inc. New Com.             7               162               249
  Republic Bancshares Inc.              3                45                41
  Republic Bancorp Inc. Com.           10                82               132
  Resmed Inc.                           2               109               112
  Resources Connection Inc. Com.        5               136               134
  Respironics Inc. Com.                16               307               571
  Retek Inc. Com.                      50             1,395             1,573
  Rexhall Inds. Inc.                    2                11                14
  Reynolds & Reynolds Co. CL A         35               574               857
  Roadway Corporation                   3                60                96
  Roper Inds. Inc. New Com.             3               145               152
  Rowan Cos. Inc. Com.                 32               569               612
  Royal Appliance Mfg. Co.              1                 2                 1
  Royal Caribbean Cruises Ltd.         70             1,150             1,156
  Ruby Tuesday Inc.                    13               235               272
  Ruddick Corp. Com.                   15               196               233
  Rudolph Technologies Inc. Com.        3               106                96
  Rural Cellular Corp. CL A             6               217               135
  Russ Berrie & Co. Inc. Com.           9               187               252
  Russell Corp.                        22               344               324
  Ryans Family Steak Houses Inc.
    Com.                               27               221               560
  Ryerson Tull Inc. Com.                9               100                98
  SL Green Realty Corp.                16               437               497
  ST Frances Cap. Corp. Com.            3                42                66
  Saks Inc. Com.                       85             1,199               842
  Sanderson Farms Inc.                  1                 8                13
  Sanfilippo John B. & Son Inc.         4                13                22
  Sangamo Biosciences Inc. Com.        21               466               168
  Santos LTD Sponsored ADR              8                91                94
  Sapient Corp.                        14               213               110
  Scana Corp. New Com.                  1                13                14
  Schlotzskys Inc. Com.                 4                23                27
  Scholastic Corp. Com.                 6               286               320
  Schuler Homes Inc.                   14               141               276

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Schulman A. Inc. Com.                 1                 1                 1
  Scios Inc.                            8               169               188
  Seaboard Corp. Del.                   1                18                33
  Seacor Smit Inc. Com.                 4               196               182
  Security Cap. Group Inc. CL B        27               517               685
  Seebeyond Technology Corp. Com.      20               297               196
  Select Med. Corp. OC Com.             7               103               107
  Selectica Inc. Del. Com.             33               533               207
  Semtech Corp.                        27               791             1,008
  Sensient Technologies Corp. Com.     60             1,075             1,269
  Service Corp. Intl. Com.             74               462               368
  Service Master Co. Com.             245             2,560             3,403
  Sherwin Williams Co. Com.            33               746               909
  Siebel Sys. Inc.                     27             1,070               769
  Silicon Image Inc. Com.              18               222                71
  Silicon Valley Bancshares
    Com.                               21               483               580
  Simplex Solutions Inc. Com.           1                 2                 3
  Skillsoft Corp. Com.                  6               179               160
  Skyline Corp.                         3                91               108
  Smartforce Pub. Ltd. Co.
    Sponsored ADR                      39             1,051               965
  Smithfield Foods Inc. Com.           13               169               284
  Smtek Intl. Inc. Com. New             1                 1                 1
  Sola Intl. Inc. Com.                 18               276               350
  Sonesta Intl. Hotel Corp.             2                15                11
  Sonic Corp.                           6               160               233
  Sonicwall Inc. Com.                  15               269               281
  Sonoco Prods. Co.                     2                51                53
  Sothebys Hldgs. Inc. CL A Ltd.       25               460               408
  Sonus Networks Inc. Com.             16               316                74
  Southern Mo. Bancorp Inc. Com.        1                10                11
  Sovereign Bancorp Inc. Com.          16               180               195
  Spacelabs Med. Inc. Com.              5               101                59
  Spanish Broadcasting Sys. Inc.
    CL A                               30               249               291

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Spartan Stores Inc. Co.               4                49                50
  Sparton Corp.                         2                15                14
  Speedway Motorsports Inc. Com.       22               566               563
  Spiegel Inc. CL A Non-vtg            31               259               141
  Spinnaker Expl. Co. Com.              6               279               266
  Sport Chalet Inc.                     3                 8                26
  SS+C Technologies Inc.                2                17                17
  Standard Mgmt. Corp.                  2                15                14
  Standard Microsystems Corp.           2                39                39
  Standex Intl. Corp. Com.              1                29                26
  Starrett L. S. Co. CL A               4               100                76
  Startek Inc. Com.                    44             1,174               832
  Staten Is. Bancorp Inc. Com.         17               159               272
  Steel Technologies Inc.               1                 5                 5
  Stepan Chem. Co. Com.                 1                 2                 2
  Steris Corp. Com.                    51               748               963
  Sterling Finl. Corp/Spokane           4                51                57
  Stewart Information Svcs. Corp.       5                87                94
  Storage Technology Corp. Com.        50               586             1,032
  Stratos Lightwave Inc. Com.          13                72                84
  Stride Rite Corp. Com.                5                29                31
  Student Ln. Corp.                     3               191               274
  Sungard Data Sys. Inc. Com.          39               943             1,135
  Sun Intl. Hotels Ltd.                 1                23                22
  Sunoco Inc. Com.                     36               973             1,346
  Sunrise Assisted Living Inc. Com.     9               273               271
  Superior Finl. Corp. Del. Com.        2                32                36
  Superior Uniform Group Inc. Com.      3                38                28
  Suprema Specialties Inc.              2                14                25
  Sybase Inc. Com.                     34               566               538
  Sykes Enterprises Inc. Com.          16               109               157
  Sylvan Learning Sys. Inc. Com.       17               456               383
  Systems & Computer Technology        27               334               295
  TBC Corp.                            14                83               185
  THQ Inc.                             14               674               688
  Taro Pharmaceuticals Indus.           6               242               244

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Technology Solutions Co.             27               139                59
  Tecumseh Prods. Co. CL B Com.         6               289               271
  Teledyne Technologies Inc. Com.      13               188               222
  Teleflex Inc. Com.                   28             1,118             1,326
  Teradyne Inc. Com.                   12               610               373
  Tetra Technologies Inc. Del. Com.     9               209               203
  Thomas Group Inc. Com.                3                15                 6
  Thoratec Corp. Com. New              11               206               191
  Thornburg Mortgage Inc. Com.          9               152               173
  Tibco Software Inc. Com.             32             1,575               483
  Titan Corp.                           5               102               127
  Toll Bros. Inc. Com.                  8               273               363
  Tractor Supply Co.                    3                47                99
  Trans World Entmt. Corp.              6                53                49
  Transkaryotic Therapies Inc.          6               239               267
  Transwitch Corp.                      8               283                39
  Triad Hosps. Inc. Com.                7               200               212
  Tricon Global Restaurants
    Inc. Com.                          76             2,614             3,742
  Trimeris Inc. Com.                    3               136               150
  Trizec Hahn Corp. Sub Vtg.          115             1,589             1,804
  Tweeter Home Entmt. Grp. Inc. Com.    8               193               220
  UICI                                 29               255               366
  UIL Hldg. Corp. Com.                  1                25                26
  UMB Finl. Corp.                      11               340               432
  U S Liquids Inc. Com.                22               111               120
  USEC Inc. Com.                       31               279               226
  US Oncology Inc. Com.               117               880               944
  United Fire & Casualty                1                27                29
  United Retail Group Inc.              1                 2                 1
  United Stationers Inc. Com.          11               297               380
  Utah Med. Prods. Inc.                 1                 2                 3
  Valassis Communications Inc. Com.     6               181               217
  Valero Energy Corp. Com. New Com.    12               339               458
  Valley Nat'l. Bancorp                13               328               434
  Varco International Inc. Com.        55             1,020               840

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Varian Med. Sys. FNC Com.            18               866             1,275
  Varian Inc. Com.                     17               528               559
  Vastera Inc. OC Com.                  3                47                43
  Vector Group Ltd. Com.               10               299               329
  Veeco Instrs. Inc. Del. Com.          5               164               179
  Ventiv Health Inc. Com.              31               356               127
  Verity Inc. Com.                      7               138               148
  Verisign Inc. Com.                    6               627               249
  Veritas DGC Inc. Com.                 5                72                84
  Vertex Pharmaceuticals Inc. Com.      3               121                66
  Viad Corp. Com.                      45             1,000             1,062
  Viasat Inc. Com.                     10               158               149
  Video Display Corp.                   2                11                12
  Village Super Mkt. Inc. CL A
    New                                 1                12                29
  Vishay Intertechnology Inc.          54             1,031             1,056
  WFS Financial Inc.                    9               145               223
  WH Energy Svcs. Inc. Com.             2                41                40
  Wabash Natl. Corp. Com.              13               134                99
  Wabtec Com.                           9               130               105
  Waddell & Reed Finl. Inc. CL A       10               290               315
  Wainwright Bk. & TR Co. Boston
    Mass                                2                13                13
  Waste Mgmt. Inc. Del. Com.          130             3,477             4,209
  Water Pik Technologies Inc. Com.      6                53                55
  Webex Commns Inc. Com.               27               537               694
  Webster Fin'l. Corp. Waterbury, CT   20               470               638
  Weight Watchers Intl. Inc. Com.
    New                                 1                24                33
  Wellman Inc. Com.                    13               216               190
  Wells Finl. Corp.                     1                 9                11
  Westcorp                              4                59                67
  Westwood One Inc. Com.               19               507               565
  Wet Seal Inc. CL A Com.               2                40                53
  Whole Foods Mkt. Inc.                35               602             1,523
  Wickes Inc. Com.                      4                17                12

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
ROGERSCASEY SMALLER STOCK FUND
(Cont'd)

Common Stocks (Cont'd)
  Wiley John & Sons Inc. CL A          13               221               309
  Willbros Group Inc.                   3                43                52
  Williams Sonoma Inc. Com.            36               999             1,564
  Willis Lease Fin. Corp.               8                50                33
  Winston Hotels Inc. Com.              7                80                58
  Wright Med. Group Inc. Com.           7                96               117
  XTO Energy Inc. Com.                 15               236               247
  Xicor Inc.                           30               217               358
  Yellow Corp. Com.                    47               890             1,209
  York Intl Corp. New Com.              8               206               298
  Zale Corp. New Com.                   1                20                21
  Zebra Technologies Corp. CL A         5               201               278
  Zoran Corp.                           5               103               150
                                                   --------          --------
  Total                                            $272,161          $314,375
                                                   ========          ========
Percent of Net Assets                                                    5.8%


U.S. Government Securities            300          $    299          $    299
                                                   ========          ========
Percent of Net Assets                                                    0.0%


Common/Collective Trusts
  TBC Inc. Daily Liquidity Fund   $17,158          $ 17,158          $ 17,158
                                                   ========          ========
Percent of Net Assets                                                    0.3%


MFS INSTITUTIONAL RESEARCH FUND

MFS Institutional Tr
  Research Fund                     1,097          $ 15,513          $ 10,474
                                                   ========          ========
Percent of Net Assets                                                    0.2%


PUTNAM VOYAGER FUND

Putnam Voyager Fund
  Inc. CL                           2,593          $ 65,447          $ 46,626
                                                   ========          ========
Percent of Net Assets                                                    0.9%

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
COHEN & STEERS REALTY FUND

Cohen & Steers Realty
  Shares Fund Com.                    310          $ 13,724          $ 13,759
                                                   ========          ========
Percent of Net Assets                                                    0.3%


FIRST EAGLE FUND OF AMERICA

First Eagle Fund Amer.
  Inc. Com.                         1,147          $ 24,643          $ 24,817
                                                   ========          ========
Percent of Net Assets                                                    0.5%


T. ROWE PRICE BLUE CHIP GROWTH
FUND

T. Rowe Price Blue Chip Growth
  Fund Inc. Com.                    1,746          $ 52,611          $ 51,192
                                                   ========          ========
Percent of Net Assets                                                    0.9%


T. ROWE PRICE NEW ERA FUND

T. Rowe Price New Era Fund Inc.
  Com.                                294          $  6,574          $  6,559
                                                   ========          ========
Percent of Net Assets                                                    0.1%


T. ROWE PRICE SCIENCE &
TECHNOLOGY FUND

T. Rowe Price Science & Tech.
  Fund Inc. Cap. Stk.               5,756          $225,989          $123,012
                                                   ========          ========
Percent of Net Assets                                                    2.3%

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
MORGAN STANLEY INSTITUTIONAL
INT'L EQUITY FUND

Morgan Stanley Institutional Fund
  Inc. Intl. Equity Portfolio CL    3,158          $ 58,689          $ 49,078
                                                   ========          ========
Percent of Net Assets                                                    0.9%


RUSSELL INTERNATIONAL STOCK FUND

Common/Collective Trusts

  Aim Int'l. CL Fund                2,164          $ 32,804          $ 24,928
                                                   ========          ========
Percent of Net Assets                                                    0.5%


ARTISAN INTERNATIONAL FUND

Artisan Funds Inc. International
  Fund                                581          $ 12,112          $ 10,622
                                                   ========          ========
Percent of Net Assets                                                    0.2%


STATE STREET EMERGING MARKETS
INDEX FUND

Kodak Emerging Markets Index          390          $  2,654          $  2,530
                                                   ========          ========
Percent of Net Assets                                                    0.0%


TEMPLETON DEVELOPING MARKETS
FUND

Templeton Developing Mkts. Tr         449          $  5,084          $  4,407
                                                   ========          ========
Percent of Net Assets                                                    0.1%

                                                           Schedule I (Cont'd)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2001
                                (in thousands)
                                  Principal
                                  Amount or                            Fair
          Description            Shares/Units        Cost              Value
          -----------            ------------        ----            --------
MATTHEWS PACIFIC TIGER FUND I

Matthews Int'l Funds Pacific
  Tiger Fund CL                       572          $  4,669          $  4,994
                                                   ========          ========
Percent of Net Assets                                                    0.1%


SCUDDER LATIN AMERICA FUND

Scudder Int'l. Fund Inc. Latin
  Amer. Fund                          213          $  4,761          $  4,230
                                                   ========          ========
Percent of Net Assets                                                    0.1%

                                     Maturity          Interest      Contract
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
PARTICIPANT LOANS

Participant Loans                    2001-2005        5.0%-11.5%     $ 65,369
                                                                     ========
Percent of Net Assets                                                    1.2%


          Total Plan Investments                                   $5,453,756
                                                                   ==========

                                                                                                    Schedule II
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 2001
                                                     (in thousands)
                                   5 to 8 Year   8 to 20 Year   20 or More                Lehman Brothers  S&P 500 Large
                                       Time          Time       Year Time       Fixed        Aggregate        Stock
                                   Horizon Fund  Horizon Fund  Horizon Fund  Income Fund  Bond Index Fund   Index Fund
                                   ------------  ------------  ------------  -----------  ---------------  -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common and preferred
    stocks
  Mutual funds
  Interest in common/collective
    trusts (pooled) funds           $ 22,016       $37,321       $32,857     $   28,903      $23,207         $271,649
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts              8,224         5,215                    3,566,135
Dividends/Interest receivable             48            30
Participants' contributions
  receivable                                                                         29           52
Receivables for securities sold
                                     -------       -------       -------     ----------      -------         --------
  Total assets                        30,288        42,566        32,857      3,595,067       23,259          271,649
                                     -------       -------       -------     ----------      -------         --------
LIABILITIES
Payable for securities purchased
Accrued expenses                           3             4             4            176            3               18
Transfers among funds                    109            17            98         (2,172)          40              175
                                     -------       -------       -------     ----------      -------         --------
  Total liabilities/transfers            112            21           102         (1,996)          43              193
                                     -------       -------       -------     ----------      -------         --------
  Net assets available for benefits  $30,176       $42,545       $32,755     $3,597,063      $23,216         $271,456
                                     =======       =======       =======     ==========      =======         ========

                                                                                            Schedule II (Cont'd)

                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 2001
                                                     (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total   MSIF High      Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                $143,882
  Other common and preferred
    stocks
  Mutual funds                                                                $30,278      $13,168       $ 69,960
  Interest in common/collective
    trusts (pooled) funds            $5,046       $32,343          4,373
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable                                          8          117
Participants' contributions
  receivable
Receivables for securities sold
                                     ------       -------       --------      -------      -------       --------
  Total assets                        5,046        32,343        148,263       30,395       13,168         69,960
                                     ------       -------       --------      -------      -------       --------
LIABILITIES
Payable for securities purchased
Accrued expenses                          1             2              8            2            1              3
Transfers among funds                   (25)         (239)           131          655          233             57
                                     ------       -------       --------      -------      -------       --------
  Total liabilities/transfers           (24)         (237)           139          657          234             60
                                     ------       -------       --------      -------      -------       --------
  Net assets available for benefits  $5,070       $32,580       $148,124      $29,738      $12,934       $ 69,900
                                     ======       =======       ========      =======      =======       ========

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 2001
                                                     (in thousands)
                                   T. Rowe Price   Fidelity Growth    Putnam      Putnam                  T. Rowe Price
                                      Equity             and         Investors    Vista         PBHG        Small-Cap
                                    Income Fund      Income Fund       Fund        Fund     Growth Fund     Value Fund
                                   -------------   ---------------   ---------   --------   -----------   -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common and preferred
    stocks
  Mutual funds                        $43,269          $59,682        $46,280    $42,323      $34,561        $61,021
  Interest in common/collective
    trusts (pooled) funds
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable
Participants' contributions
  receivable
Receivables for securities sold
                                      -------          -------        -------    -------      -------        -------
  Total assets                         43,269           59,682         46,280     42,323       34,561         61,021
                                      -------          -------        -------    -------      -------        -------
LIABILITIES
Payable for securities purchased
Accrued expenses                            2                3              2          2            2              3
Transfers among funds                     (24)              18            (21)       155          (64)          (433)
                                      -------          -------        -------    -------      -------        -------
  Total liabilities/transfers             (22)              21            (19)       157          (62)          (430)
                                      -------          -------        -------    -------      -------        -------
  Net assets available for benefits   $43,291          $59,661        $46,299    $42,166      $34,623        $61,451
                                      =======          =======        =======    =======      =======        =======

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 2001
                                                     (in thousands)
                                                     Putnam OTC     MSIF     RogersCasey        MFS        Putnam
                                   Skyline Special   & Emerging     Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common and preferred
    stocks                                                                    $314,384
  Mutual funds                         $25,639         $35,019     $36,947                    $10,474      $46,626
  Interest in common/collective
    trusts (pooled) funds                                                       17,158
  U.S. government securities                                                       299
  Loans to participants                                                             65
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable                                                      196
Participants' contributions
  receivable
Receivables for securities sold                                                    679
                                       -------         -------     -------    --------        -------      -------
  Total assets                          25,639          35,019      36,947     332,781         10,474       46,626
                                       -------         -------     -------    --------        -------      -------
LIABILITIES
Payable for securities purchased                                                 1,162
Accrued expenses                             1               2           2         193              1            2
Transfers among funds                       27            (153)         (7)        (77)             2          176
                                       -------         -------     -------    --------        -------      -------
  Total liabilities/transfers               28            (151)         (5)      1,278              3          178
                                       -------         -------     -------    --------        -------      -------
  Net assets available for benefits    $25,611         $35,170     $36,952    $331,503        $10,471      $46,448
                                       =======         =======     =======    ========        =======      =======

                                                                                                  Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 2001
                                                     (in thousands)
                                      Cohen                        T. Rowe Price                    T. Rowe Price
                                    & Steers       First Eagle       Blue Chip     T. Rowe Price      Science &
                                   Realty Fund   Fund of America    Growth Fund    New Era Fund    Technology Fund
                                   -----------   ---------------   -------------   -------------   ---------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common and preferred
    stocks
  Mutual funds                       $13,759         $24,817          $51,192         $6,559          $123,012
  Interest in common/collective
    trusts (pooled) funds
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable
Participants' contributions
  receivable
Receivables for securities sold
                                     -------         -------          -------         ------          --------
  Total assets                        13,759          24,817           51,192          6,559           123,012
                                     -------         -------          -------         ------          --------
LIABILITIES
Payable for securities purchased
Accrued expenses                           1               1                2                                6
Transfers among funds                    489             (18)              14            (27)               30
                                     -------         -------          -------         ------          --------
  Total liabilities/transfers            490             (17)              16            (27)               36
                                     -------         -------          -------         ------          --------
  Net assets available for benefits  $13,269         $24,834          $51,176         $6,586          $122,976
                                     =======         =======          =======         ======          ========

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 2001
                                                     (in thousands)
                                     Morgan Stanley        Russell          Acorn          Artisan       State Street
                                     Institutional      International   International   International   Emerging Mkts.
                                   Int'l. Equity Fund    Stock Fund         Fund             Fund        Index Fund
                                   ------------------   -------------   -------------   -------------   -------------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock
  Other common and preferred
    stocks
  Mutual funds                          $49,078                                             $10,622
  Interest in common/collective
    trusts (pooled) funds                                  $24,928                                         $2,530
  U.S. government securities
  Loans to participants
Investments at Contract Value:
  Group annuity contracts
Dividends/Interest receivable
Participants' contributions
  receivable
Receivables for securities sold
                                        -------            -------        -------           -------        ------
  Total assets                           49,078             24,928              0            10,622         2,530
                                        -------            -------        -------           -------        ------
LIABILITIES
Payable for securities purchased
Accrued expenses                              2                  1                                1             1
Transfers among funds                        22                 15                               10           219
                                        -------            -------        -------           -------        ------
  Total liabilities/transfers                24                 16              0                11           220
                                        -------            -------        -------           -------        ------
  Net assets available for benefits     $49,054            $24,912        $     0           $10,611        $2,310
                                        =======            =======        =======           =======        ======

                                                                                                    Schedule II (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                          ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                   December 30, 2001
                                                     (in thousands)
                                   Templeton       Matthews
                                   Developing      Pacific      Scudder Latin     Loan       TOTAL
                                  Markets Fund   Tiger Fund I   America Fund      Fund     ALL FUNDS
                                  ------------   ------------   -------------   --------   ----------
ASSETS
Investments at Fair Value:
  Eastman Kodak Company
    common stock                                                                           $  143,882
  Other common and preferred
    stocks                                                                                    314,384
  Mutual funds                       $4,407        $4,994          $4,230                     847,917
  Interest in common/collective
    trusts (pooled) funds                                                                     502,331
  U.S. government securities                                                                      299
  Loans to participants                                                         $65,304        65,369
Investments at Contract Value:
  Group annuity contracts                                                                   3,579,574
Dividends/Interest receivable                                                                     399
Participants' contributions
  receivable                                                                                       81
Receivables for securities sold                                                                   679
                                     ------        ------         ------        -------    ----------
  Total assets                        4,407         4,994          4,230         65,304     5,454,915
                                     ------        ------         ------        -------    ----------
LIABILITIES
Payable for securities purchased                                                                1,162
Accrued expenses                                                                                  455
Transfers among funds                   182           421            (35)                           0
                                     ------        ------         ------        -------    ----------
  Total liabilities/transfers           182           421            (35)             0         1,617
                                     ------        ------         ------        -------    ----------
  Net assets available for benefits  $4,225        $4,573         $4,265        $65,304    $5,453,298
                                     ======        ======         ======        =======    ==========

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
                                     =======       =======      =======    ==========

                                                                                                  Schedule III
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2001
                                                     (in thousands)
                                   5 to 8 Year   8 to 20 Year   20 or More                Lehman Brothers  S&P 500 Large
                                       Time          Time       Year Time       Fixed        Aggregate        Stock
                                   Horizon Fund  Horizon Fund  Horizon Fund  Income Fund  Bond Index Fund   Index Fund
                                   ------------  ------------  ------------  -----------  ---------------  -------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock               $     9      $     25
Other dividends                                                  $    29
Interest                                 681           514            67     $  248,334      $    33         $    313

Net realized and unrealized
  gains (losses) from
  investments                         (1,004)       (4,519)       (4,716)        23,306        1,073          (37,175)

Employer contributions                   196           428           615          3,345          201            1,505
Participants' contributions            2,008         3,710         3,985        112,886        1,747           14,358
Transfers among funds                 (8,170)      (12,842)       (6,855)       125,195       11,453          (27,451)
                                     -------      --------       -------     ----------      -------         --------
     Total Additions                  (6,280)      (12,684)       (6,875)       513,066       14,507          (48,450)
                                     -------      --------       -------     ----------      -------         --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants         (2,167)       (2,115)       (1,783)      (232,618)      (1,470)         (15,663)
Loans transfers, net                     (79)         (138)          (31)           651          (79)            (311)
Administrative expenses                  (28)          (50)          (48)        (1,303)         (22)            (161)
                                     -------      --------       -------     ----------      -------         --------
     Total Deductions                  2,274         2,303         1,862        233,270        1,571           16,135
                                     -------      --------       -------     ----------      -------         --------
(Decrease) increase in net assets     (8,554)      (14,987)       (8,737)       279,796       12,936          (64,585)
Net assets available for benefits
  at beginning of year                38,730        57,532        41,492      3,317,267       10,280          336,041
                                     -------      --------       -------     ----------      -------         --------
Net assets available for benefits
  at end of year                     $30,176      $ 42,545       $32,755     $3,597,063      $23,216         $271,456
                                     =======      ========       =======     ==========      =======         ========

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2001
                                                     (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total    MSIF High     Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                          $  6,186
Other dividends                                                               $ 1,625      $ 1,515        $ 2,359
Interest                             $     7      $    41            537           35           11             75

Net realized and unrealized
  gains (losses) from
  investments                         (1,349)         774        (35,651)         427       (2,261)        (3,124)

Employer contributions                    71          235            377          156           51            291
Participants' contributions              587        2,299          4,022        1,641          597          3,508
Transfers among funds                   (745)      (2,844)       (32,368)       2,512          892         (2,125)
                                     -------      -------       --------      -------      -------        -------
     Total Additions                  (1,429)         505        (56,897)       6,396          805            984
                                     -------      -------       --------      -------      -------        -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (303)      (1,412)       (11,568)      (2,057)        (805)        (3,611)
Loans transfers, net                      (3)        (127)          (892)         (71)         (38)          (142)
Administrative expenses                  (10)         (24)           (70)         (12)          (4)           (26)
                                     -------      -------       --------      -------      -------        -------
     Total Deductions                    316        1,563         12,530        2,140          847          3,779
                                     -------      -------       --------      -------      -------        -------
(Decrease) increase in net assets     (1,745)      (1,058)       (69,427)       4,256          (42)        (2,795)
Net assets available for benefits
  at beginning of year                 6,815       33,638        217,551       25,482       12,976         72,695
                                     -------      -------       --------      -------      -------        -------
Net assets available for benefits
  at end of year                     $ 5,070      $32,580       $148,124      $29,738      $12,934        $69,900
                                     =======      =======       ========      =======      =======        =======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2001
                                                     (in thousands)
                                   T. Rowe Price   Fidelity Growth    Putnam      Putnam                  T. Rowe Price
                                      Equity             and         Investors    Vista         PBHG        Small-Cap
                                    Income Fund      Income Fund       Fund        Fund     Growth Fund     Value Fund
                                   -------------   ---------------   ---------   --------   -----------   -------------
ADDITIONS OF NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                       $   603          $   608                                               $   435
Interest                                   43               62       $     75    $     59     $     95            54

Net realized and unrealized
  gains (losses) from
  investments                             (18)          (6,297)       (16,518)    (22,843)     (21,143)        7,582

Employer contributions                    193              398            361         353          379           239
Participants' contributions             2,092            3,749          3,255       3,133        2,974         2,478
Transfers among funds                  11,005             (855)       (11,683)    (10,598)     (15,767)       22,260
                                      -------          -------       --------    --------     --------       -------
     Total Additions                   13,918           (2,335)       (24,510)    (29,896)     (33,462)       33,048
                                      -------          -------       --------    --------     --------       -------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (2,390)          (2,962)        (2,511)     (1,828)      (1,521)       (1,617)
Loans transfers, net                      (12)             (55)           (51)        (30)        (104)         (126)
Administrative expenses                   (16)             (22)           (18)        (16)         (14)          (19)
                                      -------          -------       --------    --------     --------       -------
     Total Deductions                   2,418            3,039          2,580       1,874        1,639         1,762
                                      -------          -------       --------    --------     --------       -------
Increase (decrease) in net assets      11,500           (5,374)       (27,090)    (31,770)     (35,101)       31,286
Net assets available for benefits
  at beginning of year                 31,791           65,035         73,389      73,936       69,724        30,165
                                      -------          -------       --------    --------     --------       -------
Net assets available for benefits
  at end of year                      $43,291          $59,661       $ 46,299    $ 42,166     $ 34,623       $61,451
                                      =======          =======       ========    ========     ========       =======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2001
                                                     (in thousands)
                                                     Putnam OTC     MSIF     RogersCasey        MFS        Putnam
                                   Skyline Special   & Emerging     Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                                                    $   509     $  3,203       $   101     $    231
Interest                               $    34        $    122          44          939            13           69

Net realized and unrealized
  gains (losses) from
  investments                            2,070         (31,528)        368       18,373        (3,305)     (15,111)

Employer contributions                     113             465         197          434            83          402
Participants' contributions              1,119           3,750       2,030        6,655           973        3,368
Transfers among funds                    7,731          (7,591)      6,567      (17,371)       (2,322)     (13,846)
                                       -------        --------     -------     --------       -------     --------
     Total Additions                    11,067         (34,782)      9,715       12,233        (4,457)     (24,887)
                                       -------        --------     -------     --------       -------     --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants             (423)         (1,321)     (1,573)     (15,913)         (513)      (2,923)
Loans transfers, net                        33              84        (105)        (977)          (15)         (22)
Administrative expenses                     (8)            (14)        (14)      (2,322)           (4)         (19)
                                       -------        --------     -------     --------       -------     --------
     Total Deductions                      398           1,251       1,692       19,212           532        2,964
                                       -------        --------     -------     --------       -------     --------
Increase (decrease) in net assets       10,669         (36,033)      8,023       (6,979)       (4,989)     (27,851)
Net assets available for benefits
  at beginning of year                  14,942          71,203      28,929      338,482        15,460       74,299
                                       -------        --------     -------     --------       -------     --------
Net assets available for benefits
  at end of year                       $25,611        $ 35,170     $36,952     $331,503       $10,471     $ 46,448
                                       =======        ========     =======     ========       =======     ========

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2001
                                                     (in thousands)
                                      Cohen                        T. Rowe Price                    T. Rowe Price
                                    & Steers       First Eagle       Blue Chip     T. Rowe Price      Science &
                                   Realty Fund   Fund of America    Growth Fund    New Era Fund    Technology Fund
                                   -----------   ---------------   -------------   -------------   ---------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                      $   693         $   624                          $   74
Interest                                  26              23         $     49             20          $    254

Net realized and unrealized
  gains (losses) from
  investments                           (316)            648           (9,015)          (893)          (83,780)

Employer contributions                   101             115              439             75             1,159
Participants' contributions              732           1,066            3,270            573             9,382
Transfers among funds                 (4,007)          7,263           (7,584)           219             3,385
                                     -------         -------         --------         ------          --------
     Total Additions                  (2,771)          9,739          (12,841)            68           (69,600)
                                     -------         -------         --------         ------          --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants         (1,170)           (697)          (2,363)          (774)           (4,933)
Loans transfers, net                     (29)            (65)             (72)           (10)              177
Administrative expenses                   (6)             (9)             (19)            (3)              (47)
                                     -------         -------         --------         ------          --------
     Total Deductions                  1,205             771            2,454            787             4,803
                                     -------         -------         --------         ------          --------
(Decrease) increase in net assets     (3,976)          8,968          (15,295)          (719)          (74,403)
Net assets available for benefits
  at beginning of year                17,245          15,866           66,471          7,305           197,379
                                     -------         -------         --------         ------          --------
Net assets available for benefits
  at end of year                     $13,269         $24,834         $ 51,176         $6,586          $122,976
                                     =======         =======         ========         ======          ========

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2001
                                                     (in thousands)
                                     Morgan Stanley        Russell          Acorn          Artisan       State Street
                                     Institutional      International   International   International   Emerging Mkts.
                                   Int'l. Equity Fund    Stock Fund         Fund            Fund         Index Fund
                                   ------------------   -------------   -------------   -------------   --------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                         $ 1,028                                            $    37
Interest                                     28           $     24                               3          $    4

Net realized and unrealized
  gains (losses) from
  investments                            (6,958)            (6,492)           718           (1,876)            (66)

Employer contributions                      182                112                              36              18
Participants' contributions               2,095              1,179                             328             146
Transfers among funds                    (1,746)            (4,131)      $(20,928)          12,868             378
                                        -------           --------       --------          -------          ------
     Total Additions                     (5,371)            (9,308)       (20,210)          11,396             480
                                        -------           --------       --------          -------          ------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants            (2,403)            (1,174)                           (778)            (39)
Loans transfers, net                        (51)               (33)                             (3)              7
Administrative expenses                     (18)               (10)                             (4)            (13)
                                        -------           --------       --------          -------          ------
     Total Deductions                     2,472              1,217              0              785              45
                                        -------           --------       --------          -------          ------
(Decrease) increase in net assets        (7,843)           (10,525)       (20,210)          10,611             435
Net assets available for benefits
  at beginning of year                   56,897             35,437         20,210                0           1,875
                                        -------           --------       --------          -------          ------
Net assets available for benefits
  at end of year                        $49,054           $ 24,912       $      0          $10,611          $2,310
                                        =======           ========       ========          =======          ======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2001
                                                     (in thousands)
                                  Templeton      Matthews
                                  Developing     Pacific      Scudder Latin     Loan        TOTAL
                                 Markets Fund   Tiger Fund I   America Fund     Fund       ALL FUNDS
                                 ------------   ------------  -------------   --------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                                                    $    6,220
Other dividends                      $   48        $    6         $   68                      13,796
Interest                                  6             7              7                     252,708

Net realized and unrealized
  gains (losses) from
  investments                          (427)          317           (215)                   (260,944)

Employer contributions                   34            27             27                      13,413
Participants' contributions             344           234            218                     206,491
Transfers among funds                  (299)          854           (454)                          0
                                     ------        ------         ------       -------    ----------
     Total Additions                   (294)        1,445           (349)            0       231,684
                                     ------        ------         ------       -------    ----------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (179)         (224)          (132)       (2,754)     (328,687)
Loans transfers, net                     10           (37)            (5)        2,751             0
Administrative expenses                  (2)           (1)            (2)                     (4,378)
                                     ------        ------         ------       -------    ----------
     Total Deductions                   171           262            139             3       333,065
                                     ------        ------         ------       -------    ----------
(Decrease) increase in net assets      (465)        1,183           (488)           (3)     (101,381)
Net assets available for benefits
  at beginning of year                4,690         3,390          4,753        65,307     5,554,679
                                     ------        ------         ------       -------    ----------
Net assets available for benefits
  at end of year                     $4,225        $4,573         $4,265       $65,304    $5,453,298
                                     ======        ======         ======       =======    ==========

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
                                     =======       =======       =======     ==========      =======         ========

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2000
                                                     (in thousands)
                                    Non-U.S.    Russell 2000
                                     Stock      Small Stock      Kodak      PIMCO Total    MAS High      Fidelity
                                   Index Fund    Index Fund    Stock Fund   Return Fund   Yield Fund   Puritan Fund
                                   ----------   ------------   ----------   -----------   ----------   ------------
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                                         $   9,071
Other dividends                                                              $   939       $ 1,581       $  2,325
Interest                            $     7       $    45            969           8             9             72

Net realized and unrealized
  gains (losses) from
  investments                        (1,397)       (1,703)      (123,526)        691        (2,935)         2,772

Employer contributions                   69           191            355          38            31            234
Participants' contributions             766         2,330          5,657         462           495          3,666
Transfers among funds                  (798)        7,747        (36,515)     15,545           526        (23,975)
                                    -------       -------      ---------     -------       -------       --------
     Total Additions                 (1,353)        8,610       (143,989)     17,683          (293)       (14,906)
                                    -------       -------      ---------     -------       -------       --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants          (348)       (1,495)       (20,459)     (1,410)       (1,023)        (5,462)
Loans transfers, net                    (19)           59         (1,233)        (26)          (14)             2
Administrative expenses                 (14)          (22)           (72)         (3)           (3)           (18)
                                    -------       -------      ---------     -------       -------       --------
     Total Deductions                   381         1,458         21,764       1,439         1,040          5,478
                                    -------       -------      ---------     -------       -------       --------
(Decrease) increase in net assets    (1,734)        7,152       (165,753)     16,244        (1,333)       (20,384)
Net assets available for benefits
  at beginning of year                8,549        26,486        383,304       9,238        14,309         93,079
                                    -------       -------      ---------     -------       -------       --------
Net assets available for benefits
  at end of year                    $ 6,815       $33,638      $ 217,551     $25,482       $12,976       $ 72,695
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
                                      =======         ========       ========    =======      ========       =======

                                                                                                   Schedule III (Cont'd)
                                  EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                       For the fiscal year ended December 30, 2000
                                                     (in thousands)
                                                     Putnam OTC      MAS     RogersCasey        MFS        Putnam
                                   Skyline Special   & Emerging     Value      Smaller     Institutional   Voyager
                                     Equity Fund     Growth Fund    Fund     Stock Fund    Research Fund    Fund
                                   ---------------   -----------   -------   -----------   -------------   -------
                                    >C>
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock
Other dividends                                                    $   259    $  3,304       $    32
Interest                               $    19        $    184          16       1,288            16      $     85

Net realized and unrealized
  gains (losses) from
  investments                            2,438         (80,099)      3,906      33,618        (1,046)      (15,129)

Employer contributions                      45             537          58         399            64           353
Participants' contributions                868           6,513         880       7,423           807         4,643
Transfers among funds                     (158)         60,806       9,006     (25,546)        2,354        17,496
                                       -------        --------     -------    --------       -------      --------
     Total Additions                     3,212         (12,059)     14,125      20,486         2,227         7,448
                                       -------        --------     -------    --------       -------      --------
DEDUCTIONS FROM NET ASSETS:
Distributions to participants             (409)         (4,474)       (821)    (22,168)       (1,113)       (4,028)
Loans transfers, net                        18            (463)         (5)     (1,171)          (30)         (204)
Administrative expenses                     (2)            (28)         (3)     (2,505)           (4)          (20)
                                       -------        --------     -------    --------       -------      --------
     Total Deductions                      393           4,965         829      25,844         1,147         4,252
                                       -------        --------     -------    --------       -------      --------
Increase (decrease) in net assets        2,819         (17,024)     13,296      (5,358)        1,080         3,196
Net assets available for benefits
  at beginning of year                  12,123          88,227      15,633     343,840        14,380        71,103
                                       -------        --------     -------    --------       -------      --------
Net assets available for benefits
  at end of year                       $14,942        $ 71,203     $28,929    $338,482       $15,460      $ 74,299
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
                                     ======        =======      ========    ==========

                      CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-43524) of Eastman Kodak Company of our report dated June 14, 2002 relating to the financial statements of Eastman Kodak Employees' Savings and Investment Plan, which appears in this Form 11-K.


PricewaterhouseCoopers LLP
Rochester, New York
June 24, 2002