Form 10-Q
period 2002-06-30
EASTMAN KODAK CO
filed 2002-08-13
CIK 31235

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                        FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2002
                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                        June 30, 2002
Common Stock, $2.50 par value                  291,749,740

                       Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

                                Three Months Ended     Six Months Ended
                                     June 30                June 30
                                ------------------     ----------------

                                   2002      2001         2002     2001

Net sales                        $3,339    $3,592      $ 6,046   $6,567
Cost of goods sold                2,086     2,254        3,935    4,162
                                 ------    ------       ------   ------
   Gross profit                   1,253     1,338        2,111    2,405

Selling, general and
 administrative expenses            659       629        1,200    1,203
Research and development costs      192       186          379      375
Goodwill amortization                 -        37            -       79
Restructuring costs and other         -       336            -      336
                                 ------    ------       ------   ------
   Earnings from operations         402       150          532      412

Interest expense                     44        58           88      119
Other (charges) income              (22)       (7)         (53)      16
                                 ------    ------       ------   ------
Earnings before income taxes        336        85          391      309
Provision for income taxes           52        49           68      123
                                 ------    ------       ------   ------
   NET EARNINGS                  $  284    $   36       $  323   $  186
                                 ======    ======       ======   ======
Basic earnings per share         $  .97    $  .12       $ 1.11   $  .64
                                 ======    ======       ======   ======
Diluted earnings per share       $  .97    $  .12       $ 1.11   $  .64
                                 ======    ======       ======   ======

Earnings used in basic and
 diluted earnings per share      $  284    $   36       $  323   $  186


Number of common shares used in
 basic earnings per share         291.7     290.5        291.5    290.3

Incremental shares from
 assumed conversion of options      0.1       0.8          0.1      0.6
                                 ------    ------       ------   ------
Number of common shares used in
 diluted earnings per share       291.8     291.3        291.6    290.9
                                 ======    ======       ======   ======

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                       $7,445    $7,891       $7,431   $7,869
Net earnings                        284        36          323      186
Cash dividends declared            (262)     (128)        (262)    (256)
Loss from issuance of treasury
 stock relating to a
 business acquisition                 -         -          (25)       -
                                 ------    ------       ------   ------
Retained earnings
 at end of period                $7,467    $7,799       $7,467   $7,799
                                 ======    ======       ======   ======
-----------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                           June 30,        Dec. 31,
                                             2002            2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   524         $   448
Receivables, net                            2,551           2,337
Inventories, net                            1,218           1,137
Deferred income taxes                         515             521
Other current assets                          248             240
                                          -------         -------
 Total current assets                       5,056           4,683
                                          -------         -------
Property, plant and equipment, net          5,538           5,659
Goodwill, net                                 986             948
Other long-term assets                      2,137           2,072
                                          -------         -------
 TOTAL ASSETS                             $13,717         $13,362
                                          =======         =======
-----------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current
  liabilities                             $ 3,559         $ 3,276
Short-term borrowings                       1,813           1,534
Accrued income taxes                          521             544
                                          -------         -------
 Total current liabilities                  5,893           5,354

OTHER LIABILITIES
Long-term debt, net of current portion      1,240           1,666
Postemployment liabilities                  2,752           2,728
Other long-term liabilities                   731             720
                                          -------         -------
 Total liabilities                         10,616          10,468

SHAREHOLDERS' EQUITY
Common stock at par                           978             978
Additional paid in capital                    849             849
Retained earnings                           7,467           7,431
Accumulated other comprehensive loss         (472)           (597)
                                          -------         -------
                                            8,822           8,661
Less: Treasury stock at cost                5,721           5,767
                                          -------         -------
 Total shareholders' equity                 3,101           2,894
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $13,717         $13,362
                                          =======         =======
-----------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

                                                   Six Months Ended
                                                        June 30
                                                   ----------------
                                                     2002    2001


Cash flows from operating activities:
Net earnings                                       $  323  $  186
Adjustments to reconcile to
net cash provided by operating activities:
  Depreciation and amortization                       386     462
  Restructuring costs and other charges                 -     393
  (Benefit) provision for deferred taxes               (2)     60
  Increase in receivables                            (117)   (254)
  (Increase) decrease in inventories                  (16)     73
  Increase in other assets                             (8)    (57)
  Decrease in liabilities excluding borrowings       (106)   (408)
                                                   ------  ------
    Total adjustments                                 137     269
                                                   ------  ------
    Net cash provided by operating
     activities                                       460     455
                                                   ------  ------

Cash flows from investing activities:
  Additions to properties                            (207)   (375)
  Net proceeds from sales of businesses/assets          3       9
  Acquisitions, net of cash acquired                   (6)   (244)
  Marketable securities - purchases                   (55)    (29)
  Marketable securities - sales                        29      28
                                                   ------  ------
    Net cash used in investing activities            (236)   (611)
                                                   ------  ------

Cash flows from financing activities:
  Net increase (decrease) in borrowings
   with original maturity of
   90 days or less                                     65    (287)
  Proceeds from other borrowings                      527   1,489
  Repayment of other borrowings                      (742)   (707)
  Dividend payments                                     -    (256)
  Exercise of employee stock options                    2      15
  Stock repurchases                                     -     (44)
                                                   ------  ------
    Net cash (used in) provided by financing
     activities                                      (148)    210
                                                   ------  ------

Effect of exchange rate changes on cash                 -      (8)
                                                   ------  ------

Net increase in cash and cash equivalents              76      46
Cash and cash equivalents, beginning of year          448     246
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  524  $  292
                                                   ======  ======

-----------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Eastman Kodak Company and its subsidiaries (the Company). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications of prior year financial information have been made to conform with the 2002 presentation.
-----------------------------------------------------------------------

NOTE 2: RECEIVABLES, NET
(in millions)                               June 30,   December 31,
                                              2002         2001

Trade receivables                           $2,171       $1,966
Miscellaneous receivables                      380          371
                                            ------       ------
 Total (net of allowances of $126 and $109) $2,551       $2,337
                                            ======       ======

Of the total trade receivable amounts of $2,171 million and $1,966 million as of June 30, 2002 and December 31, 2001, respectively, approximately $327 million and $329 million, respectively, are expected to be settled through customer deductions in lieu of cash payment.
Such deductions represent rebates owed to the customer and are included in Accounts payable and other current liabilities in the accompanying consolidated statement of financial position at each respective balance sheet date.
-----------------------------------------------------------------------

NOTE 3:  INVENTORIES, NET
(in millions)                               June 30,   December 31,
                                              2002         2001
At FIFO or average cost
  (approximates current cost)

         Finished goods                     $  900       $  851
         Work in process                       324          318
         Raw materials and supplies            411          412
                                            ------       ------
                                             1,635        1,581
         LIFO reserve                         (417)        (444)
                                            ------       ------
           Total                            $1,218       $1,137
                                            ======       ======

-------------------------------------------------------------------------

NOTE 4: VENTURE INVESTMENT IMPAIRMENTS

During the second quarter of 2002, the Company recorded a total charge of $13 million for other than temporary impairments relating to certain of its strategic and non-strategic venture investments. The strategic venture investment impairment of $10 million and the non-strategic venture investment impairment of $3 million were recorded in selling, general and administrative expenses and other (charges) income, respectively, in the accompanying consolidated statement of earnings.
-----------------------------------------------------------------------

NOTE 5: SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS

Revolving Credit Facilities

On July 12, 2002, the Company completed the renegotiation of its 364-day revolving credit facility. The new $1.0 billion facility is $225 million lower than the 2001 facility due to a reduction in the Company's commercial paper usage and the establishment of the accounts receivable securitization program. Including the Company's $1.225 billion 5-year facility, which expires in July 2006, the Company's total available committed revolving credit facilities amount to $2.225 billion. There were no amounts outstanding under these facilities at June 30, 2002.

In connection with the renegotiation of the $1.0 billion facility, the covenant under both of the facilities, which previously required the Company to maintain a certain EBITDA (earnings before interest, income taxes, depreciation and amortization) to interest ratio, was changed to a debt to EBITDA ratio. In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied.

Accounts Receivable Securitization Program

In March 2002, the Company entered into an accounts receivable securitization program (the Program), which provides the Company with borrowings up to a maximum of $400 million. Under the Program, the Company sells certain of its domestic trade accounts receivable without recourse to EK Funding LLC, a Kodak wholly-owned, consolidated, bankruptcy-remote, limited purpose, limited liability corporation (EKFC). Kodak continues to service, administer and collect the receivables. A bank, acting as the Program agent, purchases undivided percentage ownership interests in those receivables on behalf of the conduit purchasers, who have a first priority security interest in the related receivables pool. The receivables pool at June 30, 2002, representing the outstanding balance of the gross accounts receivable sold to EKFC, totaled approximately $760 million. As the Company has the right at any time during the Program to repurchase all of the then outstanding purchased interests for a purchase price equal to the outstanding principal plus accrued fees, the receivables remain on the Company's consolidated statement of financial position, and the proceeds from the sale of undivided interests are recorded as secured borrowings.

As the Program is renewable annually subject to the bank's approval, the secured borrowings under the Program are included in short-term borrowings. The Company expects the Program to be renewed upon its expiration in March 2003. At June 30, 2002, the Company had outstanding secured borrowings under the Program of $186 million.

The cost of the secured borrowings under the Program is comprised of yield, liquidity, conduit, Program and Program agent fees. The yield fee is subject to a floating rate, based on the average of the conduits' commercial paper rates. The total charge for these fees is recorded in interest expense. Based on the outstanding secured borrowings level of $186 million and the average of the conduits' commercial paper rates at June 30, 2002, the estimated annualized borrowing cost rate is 2.46%. Interest expense for both the three and six month periods ended June 30, 2002 was not material.

The Program agreement contains a number of customary covenants and termination events. Upon the occurrence of a termination event, all secured borrowings under the Program shall be immediately due and payable. The Company was in compliance with all such covenants at June 30, 2002.


LONG-TERM DEBT

In the six month period ended June 30, 2002, the Company entered into several separate term note arrangements (the Notes) with an aggregate principal amount of approximately $37 million. The Notes bear interest at annual rates ranging from 6.39% to 6.79% and are payable in 36 monthly installments of principal and interest of approximately $1.1 million. The Notes are collateralized by certain photofinishing equipment. The Notes contain customary representations, warranties, covenants and events of default. The Company was in compliance with all of these provisions under the Notes at June 30, 2002. Of the outstanding principal of $34 million at June 30, 2002, approximately $11 million and $23 million, respectively, were recorded in short-term borrowings and long-term debt, net of current portion.
-----------------------------------------------------------------------

NOTE 6: TAXES

During the second quarter of 2002, the Company recorded a tax benefit of $45 million relating to the closure of its PictureVision subsidiary. The decision to close the subsidiary was preceded by unsuccessful attempts to sell the subsidiary. As a result of these activities, the Company made the formal decision in the second quarter of 2002 to close the subsidiary as a determination was made that the business was worthless for tax purposes. Accordingly, the Company recorded a $45 million tax benefit in the second quarter of 2002 based on the Company's remaining tax basis in the PictureVision stock.
-----------------------------------------------------------------------

NOTE 7:  COMMITMENTS AND CONTINGENCIES

Environmental

At June 30, 2002, the Company's undiscounted accrued liability for environmental remediation costs amounted to approximately $154 million and is reported in Other long-term liabilities.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFIs) and Corrective Measures Studies (CMS) for areas at the site. At June 30, 2002, estimated future investigation and remediation costs of $69 million are accrued on an undiscounted basis and are included in Other long-term liabilities.

Additionally, the Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. In this regard, the Company has been identified as a potentially responsible party (PRP) in connection with the non-imaging health businesses in five active Superfund sites. At June 30, 2002, estimated future remediation costs of $50 million are accrued on an undiscounted basis and are included in Other long-term liabilities.

The Company has obligations relating to two former manufacturing sites located outside the United States. Investigations were completed in the fourth quarter of 2001, which facilitated the completion of cost estimates for the future remediation and monitoring of these sites. The Company's obligations with respect to these two sites include an estimate of its cost to repurchase one of the sites and demolish the buildings in preparation for its possible conversion to a public park. The repurchase of the site was completed in the first quarter of 2002. At June 30, 2002, estimated future investigation, remediation and monitoring costs of $30 million are accrued on an undiscounted basis and are included in Other long-term liabilities.

Additionally, the Company has approximately $5 million accrued on an undiscounted basis in Other long-term liabilities at June 30, 2002 for remediation relating to other facilities, which are not material to the Company's financial position, results of operations, cash flows or competitive position.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for each site. The accrual reflects the Company's cost estimate of the amount it will incur under the agreed-upon or proposed work plans. The Company's cost estimate is based upon existing technology and has not been reduced by possible recoveries from third parties.
The Company's estimate includes equipment and operating costs for remediation and long-term monitoring of the sites.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $34 million over the next nine years. These expenditures are primarily capital in nature and, therefore, are not included in the environmental accrual at June 30, 2002.

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

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of outcomes. Estimates developed in the early stages of remediation can vary significantly. A finite estimate of cost does not normally become fixed and determinable at a specific time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability, and the Company continually updates its cost estimates.

Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology and the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties. Based upon information presently available, such future costs are not expected to have a material effect on the Company's competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.

Other Commitments and Contingencies

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At June 30, 2002, the maximum guarantees for which the Company could become obligated approximated $368 million. Within the total amount of $368 million, the Company is guaranteeing debt in the amount of $175 million for Kodak Polychrome Graphics, an unconsolidated affiliate in which the Company has a 50% ownership interest. The balance of the amount is principally comprised of other loan guarantees and guarantees of customer amounts due to banks in connection with various banks' financing of customers' purchase of equipment and products from Kodak. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. Management believes the likelihood is remote that material payments will be required under these guarantees. Relating to the maximum guarantee amount of $368 million, only $167 million of affiliated company and customer debt and other obligations were outstanding at June 30, 2002.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest. At June 30, 2002, the SK Display Corporation had no outstanding debt relating to the loan guarantees.

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

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor (the Vendor) to fulfill its servicing obligations under the leases. The Vendor is currently experiencing financial difficulty, which raises concern about Qualex's ability to procure the required service parts. The lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations. Under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $530 million at June 30, 2002. To mitigate the risk of not being able to fulfill its service obligations, Qualex has built up its inventory of these spare parts and has begun refurbishing used parts. Effective April 3, 2002, Kodak entered into certain agreements with the Vendor under which the Company has committed to pay up to $25 million for: a license relating to the spare parts intellectual property; an equity interest in the intellectual property holding company; an arrangement to purchase spare parts; approximately five percent of the Vendor's outstanding unrestricted voting common stock; and a loan to the Vendor if the Vendor meets certain criteria. A portion of such debt will be convertible into the Vendor's unrestricted voting common stock.

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

Effective April 15, 2002, ESF cured the Termination Event by executing an amendment to the RPA. Under the amended RPA, the maximum borrowings were lowered to $400 million, and ESF must pay a higher interest rate on outstanding and future borrowings. Additionally, if there were certain changes in control with respect to Dana Corporation or DCC, as defined in the amended RPA, such an occurrence would constitute an event of default. Absent a waiver from the banks, this event of default would create a Termination Event under the RPA. The amended RPA arrangement was further amended in July 2002 to extend through 2003. Under the amended RPA arrangement, maximum borrowings were reduced to $370 million. Total outstanding borrowings under the RPA at June 30, 2002 were $370 million.

Dana Corporation's Standard & Poor's and Moody's long-term debt credit ratings have remained at the February 22, 2002 levels of BB and Ba3, respectively. Under the amended RPA, if either of Dana Corporation's long-term debt ratings were to fall below their current respective ratings, such an occurrence would create a Termination Event as defined in the RPA.

The amended RPA arrangement extends through July 2003, at which time the RPA can be extended or terminated. If the RPA were terminated, Qualex would no longer be able to sell its lease receivables to ESF and would need to find an alternative financing solution for future sales of its photofinishing equipment. Under the partnership agreement between Qualex and DCC, subject to certain conditions, ESF has exclusivity rights to purchase Qualex's long-term lease receivables. The term of the partnership agreement continues through October 6, 2003. In light of the timing of the partnership termination, Qualex is currently considering alternative financing solutions for prospective leasing activity with its customers.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations. Refer to Item 1, Legal Proceedings, on page 51.
-----------------------------------------------------------------------

NOTE 8:  FINANCIAL INSTRUMENTS

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales. At June 30, 2002, the Company had cash flow hedges for the euro, the Australian dollar, and the Canadian dollar, with maturity dates ranging from July 2002 to December 2002.

At June 30, 2002, the fair value of all open foreign currency forward contracts was an unrealized loss of $20 million, recorded in Other comprehensive income. If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months. Additionally, realized losses of $2 million, related to closed foreign currency contracts, have been deferred in Other comprehensive income. These losses will be reclassified into cost of goods sold as the inventory transferred in connection with the intercompany sales is sold to third parties, all within the next twelve months. During the second quarter of 2002, a gain of less than $1 million was reclassified from Other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

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

The Company has entered into silver forward contracts that are designated as cash flow hedges of price risk related to forecasted worldwide silver purchases. The Company used silver forward contracts to minimize its exposure to increases in silver prices in 2000, 2001, and 2002. At June 30, 2002, the Company had open forward contracts with maturity dates ranging from August 2002 to September 2002.

At June 30, 2002, the fair value of open silver forward contracts was an unrealized gain of $2 million, recorded in Other comprehensive income. If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months. Additionally, realized gains of $2 million, related to closed silver contracts, have been deferred in Other comprehensive income. These gains will be reclassified into cost of goods sold as silver-containing products are sold, all within the next twelve months. During the second quarter of 2002, a realized gain of $1 million was recorded in cost of goods sold. Hedge ineffectiveness was insignificant.

In July 2001, the Company entered into an interest rate swap agreement designated as a cash flow hedge of the LIBOR-based floating-rate interest payments on $150 million of debt issued June 26, 2001 and maturing September 16, 2002. The swap effectively converts interest expense on that debt to a fixed annual rate of 4.06%.

At June 30, 2002, the fair value of the swap was a loss of $1 million, recorded in Other comprehensive income. If this amount were to be realized, all of this loss would be reclassified into interest expense within the next twelve months. During the second quarter of 2002, less than $1 million was charged to interest expense related to the swap. There was no hedge ineffectiveness.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at June 30, 2002 was not significant to the Company.
-----------------------------------------------------------------------

NOTE 9:  RESTRUCTURING PROGRAM

The following table summarizes the activity with respect to the remaining balances in the restructuring reserves at June 30, 2002 related to the restructuring charges taken in 2001:

(in millions)
                                             Exit
                         Severance           Costs
                    -------------------     -------
                      Number of
                      Employees  Reserve    Reserve    Total
                      ---------  -------    -------    -----
Ending balance at
 December 31, 2001       4,225    $ 275      $ 43      $ 318

2002 utilization        (2,925)    (109)      (14)      (123)
                       -------    -----      ----      -----
Ending balance at
 June 30, 2002           1,300    $ 166      $ 29      $ 195
                       =======    =====      ====      =====

As previously disclosed in the Company's 2001 Annual Report on Form 10-K, the Company had two separate restructuring programs in 2001 primarily relating to the rationalization of the U.S. photofinishing operations, the elimination of excess manufacturing capacity, the exit of certain operations and reductions in research and development positions and selling, general and administrative positions worldwide. In connection with these restructuring actions, the Company recorded a total net charge of $678 million, which was comprised of severance, long-term assets, inventory and exit cost charges of $331 million, $215 million, $84 million and $48 million, respectively. The net severance charge represented the elimination of 6,925 worldwide positions, of which 5,625 positions had been eliminated as of June 30, 2002. The remaining 1,300 positions will be eliminated by year-end 2002. Terminated employees can elect to receive severance payments for up to two years following their date of termination. Write-downs and write-offs of long-term assets and inventory were completed during 2001. The actions relating to the exit cost reserve will be completed by the end of 2002.
-----------------------------------------------------------------------

NOTE 10:  EARNINGS PER SHARE

Options to purchase 23.7 million and 40.5 million shares of common stock at weighted average per share prices of $61.46 and $60.17 for the three months ended June 30, 2002 and 2001, respectively, and options to purchase 23.8 million and 42.4 million shares of common stock at weighted average per share prices of $61.44 and $59.50 for the six months ended June 30, 2002 and 2001, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods.
-----------------------------------------------------------------------

NOTE 11:  COMMON STOCK

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of June 30, 2002 and December 31, 2001. Treasury stock at cost consists of approximately 100 million shares at both June 30, 2002 and December 31, 2001.
-----------------------------------------------------------------------

NOTE 12:  COMPREHENSIVE INCOME
(in millions)

                             Three Months Ended      Six Months Ended
                                  June 30                June 30
                             ------------------      ----------------

                              2002        2001         2002      2001

Net income                    $284       $  36         $323     $ 186

Unrealized holding (losses)
 gains on marketable
 securities                      -          (3)           2       (12)

Unrealized (losses) gains
 from hedging activity         (14)         13           (6)       26

Currency translation
 adjustments                   161         (28)         129      (122)
                              ----       -----         ----     -----
Total comprehensive income   $ 431       $  18         $448     $  78
                              ====       =====         ====     =====
-----------------------------------------------------------------------

NOTE 13:  SEGMENT INFORMATION
(in millions)

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

As a result of the change in composition of the reportable segments, the accompanying segment information for the three months and six months ended June 30, 2001 has been presented in accordance with the new structure and to conform to the presentation in the Company's 2001 Annual Report on Form 10-K and the presentation for the three months and six months ended June 30, 2002. The Company has three reportable segments: Photography; Health Imaging; and Commercial Imaging. The balance of the Company's operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

Segment financial information is shown below.

                              Three Months Ended       Six Months Ended
                                   June 30                  June 30
                              ------------------       ----------------
                               2002        2001          2002      2001

Net sales:
Photography                  $2,378      $2,600        $4,192    $4,629
Health Imaging                  569         586         1,090     1,147
Commercial Imaging              364         370           712       730
All Other                        28          36            52        61
                             ------      ------        ------    ------
  Consolidated total         $3,339      $3,592        $6,046    $6,567
                             ======      ======        ======    ======



Earnings from
 operations:
Photography                  $  257      $  401        $  273    $  504
Health Imaging                  112          98           188       206
Commercial Imaging               49          43            94        90
All Other                        (6)          1           (13)        5
                             ------      ------        ------    ------
  Total of segments             412         543           542       805

Venture investment
 impairments                    (10)          -           (10)        -
Restructuring costs
 and asset impairments            -        (316)            -      (316)
Wolf charge                       -         (77)            -       (77)
                             ------      ------        ------    ------
  Consolidated total         $  402      $  150        $  532    $  412
                             ======      ======        ======    ======



Net earnings :
Photography                  $  175      $  269        $  178    $  354
Health Imaging                   82          68           132       141
Commercial Imaging               23          20            45        49
All Other                        (4)          1           (10)        4
                             ------      ------        ------    ------
  Total of segments             276         358           345       548

Venture asset impairment        (13)          -           (13)        -
Restructuring costs
 and asset impairments            -        (316)            -      (316)
Wolf charge                       -         (77)            -       (77)
Interest expense                (44)        (58)          (88)     (119)
Other corporate items             3           2             5         4
Tax benefit - PictureVision
 subsidiary closure              45           -            45         -
Income tax effects on
 above items and taxes
  not allocated to segments      17         127            29       146
                             ------      ------        ------    ------
  Consolidated total         $  284      $   36        $  323    $  186
                             ======      ======        ======    ======
-----------------------------------------------------------------------

NOTE 14: ACCOUNTING CHANGES

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and, therefore, the results from operations for the three months and six months ended June 30, 2002 excludes amortization expense on goodwill. Under the transitional guidance of SFAS No. 142, the Company was required to perform two steps, step one to test for a potential impairment of goodwill, and step two to measure the impairment loss, if any such loss were identified in the performance of step one. The Company completed step one in its first quarter ended March 31, 2002, which resulted in no impairment. Accordingly, the performance of step two was not required. Additionally, in the quarter ended March 31, 2002, the Company evaluated the useful lives assigned to its intangible assets, which resulted in no material changes to such useful lives.

Net income and earnings per share for the three months and six months ended June 30, 2001, as adjusted for the exclusion of amortization expense, were as follows:

                               Three Months Ended           Impact of
                                 June 30, 2001             Exclusion of
                            ------------------------         Goodwill
                            As Reported  As Adjusted      Amort. Expense
                            -----------  -----------      --------------

Earnings before income
 taxes (as originally
  reported)                   $  85        $  85              $  -

Adjustment for the
 exclusion of goodwill
  amortization                    -           37                37
                              -----        -----              ----
Earnings before income
 taxes                           85          122                37

Provision for income
 taxes                           49           55                 6
                              -----        -----              ----
Net income                    $  36        $  67              $ 31
                              =====        =====              ====
Basic and diluted
 earnings per share           $ .12        $ .23              $.11
                              =====        =====              ====

                                Six Months Ended            Impact of
                                 June 30, 2001             Exclusion of
                            ------------------------         Goodwill
                            As Reported  As Adjusted      Amort. Expense
                            -----------  -----------      --------------

Earnings before income
 taxes (as originally
  reported)                   $ 309        $ 309              $  -

Adjustment for the
 exclusion of goodwill
  amortization                    -           79                79
                              -----        -----              ----
Earnings before income
 taxes                          309          388                79

Provision for income
 taxes                          123          135                12
                              -----        -----              ----
Net income                    $ 186        $ 253              $ 67
                              =====        =====              ====
Basic and diluted
 earnings per share           $ .64        $ .87              $.23
                              =====        =====              ====

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements for the quarter ended June 30, 2002.

Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The adoption of EITF Issue No. 01-09 did not have a material impact on the Company's Consolidated Statement of Earnings.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when it is incurred and measured initially at fair value. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002, the effective date of SFAS No. 146.
-----------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except per share data)


                              Three Months Ended      Six Months Ended
                                   June 30                 June 30
                            ----------------------    --------------------
                              2002    2001  Change     2002   2001  Change

Net Sales                   $3,339  $3,592  -  7%    $6,046 $6,567   - 8%
Earnings from operations       402     150  +168        532    412   +29
Net earnings                   284      36  +689        323    186   +74
Basic earnings per share       .97     .12  +708       1.11    .64   +73
Diluted earnings per share     .97     .12  +708       1.11    .64   +73


The Company's Results of Operations for the Three and Six Months Ended June 30, 2002 included the following:

Beginning in the fourth quarter of 2001, the Company changed its operating structure, which was previously comprised of seven business units, to be centered around strategic product groups. In accordance with the change in operating structure, certain of the Company's product groups were realigned and such realignment resulted in changes to the composition of the reportable segments. The Company has three reportable segments: Photography, Health Imaging and Commercial Imaging. The balance of the Company's operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other. The accompanying six months ended June 30, 2002 and 2001 results have been reported in accordance with the new operating structure.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and, therefore, net earnings for the three and six months ended June 30, 2002 of $284 million and $323 million, respectively, or $0.97 and $1.11 per basic and diluted share, respectively, excludes amortization expense on goodwill. Net earnings for the three and six months ended June 30, 2001 of $36 million and $186 million, respectively, or $0.12 and $0.64 per basic and diluted share, respectively, includes amortization expense on goodwill. On a pro forma basis, excluding amortization expense on goodwill, net earnings for the three and six months ended June 30, 2001 were $67 and $253 million, respectively, or $0.23 and $0.87 per basic and diluted share, respectively.
-----------------------------------------------------------------------

Net Sales by Reportable Segment and All Other
(in millions)

                          Three Months Ended      Six Months Ended
                              June 30                  June 30
                        -----------------------   ---------------------
                          2002    2001   Change    2002   2001   Change

Photography
  Inside the U.S.       $1,083  $1,306    -17%   $1,882 $2,227    -15%
  Outside the U.S.       1,295   1,294      0     2,310  2,402    - 4
                        ------  ------    ---    ------ ------    ---
Total Photography        2,378   2,600    - 9     4,192  4,629    - 9
                        ------  ------    ---    ------ ------    ---

Health Imaging
  Inside the U.S.          270     283    - 5       518    551    - 6
  Outside the U.S.         299     303    - 1       572    596    - 4
                        ------  ------    ---    ------ ------    ---
Total Health Imaging       569     586    - 3     1,090  1,147    - 5
                        ------  ------    ---    ------ ------    ---

Commercial Imaging
  Inside the U.S.          204     210    - 3       393    412    - 5
  Outside the U.S.         160     160      0       319    318      0
                        ------  ------    ---    ------ ------    ---
Total Commercial
  Imaging                  364     370    - 2       712    730    - 2
                        ------  ------    ---    ------ ------    ---

All Other
  Inside the U.S.           16      21    -24        27     38    -29
  Outside the U.S.          12      15    -20        25     23    + 9
                        ------  ------    ---    ------ ------    ---
Total All Other             28      36    -22        52     61    -15
                        ------  ------    ---    ------ ------    ---
Total Net Sales         $3,339  $3,592    - 7%   $6,046 $6,567    - 8%
                        ======  ======    ===    ====== ======    ===
-----------------------------------------------------------------------

Earnings from Operations by Reportable Segment and All Other
(in millions)
                            Three Months Ended       Six Months Ended
                                 June 30                  June 30
                          -----------------------   ---------------------

                          2002    2001   Change      2002    2001  Change

Photography             $  257    $401   - 36%      $ 273   $ 504   -46%
    Percent of Sales      10.8%   15.4%               6.5%   10.9%

Health Imaging          $  112    $ 98   + 14%      $ 188   $ 206   - 9%
    Percent of Sales      19.7%   16.7%              17.2%   18.0%

Commercial Imaging      $   49    $ 43   + 14%      $  94   $  90   + 4%
    Percent of Sales      13.5%   11.6%              13.2%   12.3%

All Other               $   (6)   $  1              $ (13)  $   5
   Percent of Sales      (21.4%)   2.8%             (25.0%)   8.2%
                        ------    ----   ----       -----   -----   ---

Total of segments       $  412    $543   - 24%      $ 542   $ 805   -33%
    Percent of Sales      12.3%   15.1%               9.0%   12.3%

Venture investment
 impairments               (10)      -                (10)      -
Restructuring costs
 and asset impairments       -    (316)                 -    (316)
Wolf charge                  -     (77)                 -     (77)
                        ------    ----   ----       -----   -----   ---
Consolidated total      $  402    $150   +168%      $ 532   $ 412   +29%
                        ======    ====   ====       =====   =====   ===
-----------------------------------------------------------------------

Net Earnings by Reportable Segment and All Other
(in millions)

                          Three Months Ended         Six Months Ended
                               June 30                    June 30
                        -----------------------    ---------------------
                          2002    2001   Change     2002    2001  Change

Photography             $  175    $269   - 35%     $ 178   $ 354   -50%
    Percent of Sales       7.4%   10.3%              4.2%    7.6%

Health Imaging          $   82    $ 68   + 21%     $ 132   $ 141   - 6%
    Percent of Sales      14.4%   11.6%             12.1%   12.3%

Commercial Imaging      $   23    $ 20   + 15%     $  45   $  49   - 8%
    Percent of Sales       6.3%    5.4%              6.3%    6.7%

All Other               $   (4)   $  1             $ (10)  $   4
    Percent of Sales     (14.3%)   2.8%            (19.2%)   6.6%
                        ------    ----   ----      -----   -----   ---
Total of segments       $  276    $358   - 23%     $ 345   $ 548   -37%
    Percent of Sales       8.3%   10.0%              5.7%    8.3%


Venture investment
 impairments               (13)      -               (13)      -
Restructuring costs
 and asset impairments       -    (316)                -    (316)
Wolf charge                  -     (77)                -     (77)
Interest expense           (44)    (58)              (88)   (119)
Other corporate items        3       2                 5       4
Tax benefit -
 PictureVision
  subsidiary closure        45       -                45       -
Income tax effects on
 above items and taxes
  not allocated to
   segments                 17     127                29     146
                        ------    ----   ----      -----   -----   ---
Total Net Earnings      $  284    $ 36   +689%     $ 323   $ 186   +74%
                        ======    ====   ====      =====   =====   ===

-----------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)

                            Three Months Ended       Six Months Ended
                                June 30                   June 30
                          ----------------------   ----------------------
                            2002    2001  Change     2002     2001 Change

Gross profit              $1,253  $1,338   - 6%    $2,111   $2,405  -12%
    Percent of Sales        37.5%   37.2%            34.9%    36.6%
Selling, general and
 administrative expenses  $  659  $  629   + 5%    $1,200   $1,203    0%
    Percent of Sales        19.7%   17.5%            19.8%    18.3%
Research and development
 costs                    $  192  $  186   + 3%    $  379   $  375  + 1%
    Percent of Sales         5.8%    5.2%             6.3%     5.7%
Goodwill amortization     $    0      37           $    0   $   79
    Percent of Sales                 1.0%                      1.2%

-----------------------------------------------------------------------

2002 COMPARED WITH 2001

Second Quarter

Consolidated

Net worldwide sales were $3.339 billion for the second quarter of 2002 as compared with $3.592 billion for the second quarter of 2001, representing a decrease of $253 million, or 7% as reported, or 8% excluding the impact of exchange. Net sales in the U.S. were $1.573 billion for the second quarter of 2002 as compared with $1.820 billion for the second quarter of 2001, representing a decrease of $247 million, or 14%. Net sales outside the U.S. were $1.766 billion for the second quarter of 2002 as compared with $1.772 billion for the second quarter 2001, representing a decrease of $6 million, or flat as reported, or a decrease of 2% excluding the impact of exchange.

Net sales in emerging markets were $605 million for the second quarter of 2002 as compared with $606 million for the second quarter of 2001, representing a decrease of $1 million. The emerging market portfolio accounted for approximately 18% of Kodak's worldwide sales in the quarter. Sales growth in Greater Russia, the Asia Region and Greater China of 22%, 8% and 8%, respectively, was offset by declines in Latin America and the Eastern Europe, Africa and Middle East region of 14% and 2%, respectively. The declines are reflective of continued economic weakness in many emerging market countries.

In the second quarter of 2002, the Company experienced sales increases in Greater China of 8% as compared with the second quarter of 2001, which were driven by growth in sales across most of the Company's businesses in that region. Sales increases in India of 4% in the second quarter of 2002 as compared with the prior year quarter were driven by imaging industry market growth and the continued expansion of the Photoshop program.

Gross profit was $1.253 billion for the second quarter of 2002 as compared with $1.338 billion for the second quarter of 2001, representing a decrease of $85 million, or 6%. The gross profit margin was 37.5% in the current year quarter as compared with 37.2% in the prior year quarter. The increase was primarily attributable to (1) manufacturing productivity due to increased volumes, declines in labor expense and improved product yields, partially offset by an increase in year-over-year incentive compensation accruals and (2) costs associated with restructuring and the exit of an equipment manufacturing facility that were incurred in the second quarter of 2001 but not in the current year. These increases were almost fully offset by declining prices on consumer film, health laser imaging systems and consumer color paper and product mix shifts primarily in the Photography Segment.

Selling, general and administrative expenses (SG&A) were $659 million for the second quarter of 2002 as compared with $629 million for the second quarter of 2001, representing an increase of $30 million, or 5%. SG&A increased as a percentage of sales from 17.5% for the second quarter of 2001 to 19.7% for the second quarter of 2002. The increase in SG&A is primarily attributable to acquisitions, strategic venture asset impairments, planned increases in advertising and an increase in provisions for doubtful accounts, partially offset by the cost savings from restructuring and other non-severance related components of the Company's restructuring programs. Excluding advertising, SG&A increased from $463 million for the second quarter of 2001 to $484 million for the current year quarter, representing an increase as a percentage of sales from 12.9% to 14.5%.

Research and development costs (R&D) remained relatively flat at $192 million for the second quarter of 2002 as compared with $186 million for the second quarter of 2001. R&D increased as a percentage of sales from 5.2% for the second quarter of 2001 to 5.8% for the current year quarter.

Earnings from operations for the second quarter of 2002 were $402 million as compared with $150 million for the second quarter of 2001, representing an increase of $252 million, or 168%. The increase in earnings from operations was primarily the result of $401 million of restructuring costs, other non-recurring items and costs associated with the exit of an equipment manufacturing facility in the second quarter of 2001, partially offset by a decrease in sales resulting from continuing economic weakness in markets worldwide and increases in year over year SG&A and R&D costs. The increase in earnings from operations was also impacted by the elimination of goodwill amortization.
Earnings from operations for the second quarter of 2001 of $150 million included goodwill amortization expense of $37 million.

Interest expense for the second quarter of 2002 was $44 million as compared with $58 million for the second quarter of 2001, representing a decrease of $14 million, or 24%. The decrease in interest expense is primarily attributable to lower average borrowing levels and lower interest rates in the second quarter of 2002 relative to the prior year quarter. The Other charges component includes principally investment income, income and losses from equity investments, foreign exchange and gains and losses on the sales of assets and investments. Other charges for the second quarter of 2002 were $22 million as compared with $7 million for the second quarter of 2001. The increase in Other charges is primarily attributable to gains on the sale of stock investments in the second quarter of 2001, increased losses in the current quarter from the Company's NexPress and Phogenix joint ventures as these business ventures are in the early stages of bringing their offerings to market and non-strategic venture investment impairments, offset by a decrease in foreign exchange losses.

The Company's effective tax rate decreased from 58% for the second quarter of 2001 to 16% for the second quarter of 2002. The decrease in the effective tax rate is primarily attributable to a $45 million tax benefit recorded in the second quarter of 2002 in connection with the closure of the Company's PictureVision subsidiary and the recording of certain restructuring costs in the second quarter of 2001, which did not provide a tax benefit to the Company. Excluding the $45 million tax benefit from the current quarter provision and the impact from restructuring from the second quarter 2001 provision, the effective tax rate decreased from 33% to 29%. The lower effective tax rate for the current year quarter is primarily attributable to the tax effect from the elimination of goodwill amortization and increased earnings from operations in certain lower-taxed jurisdictions outside the U.S.

Net earnings for the second quarter of 2002 were $284 million, or $.97 per basic and diluted share, as compared with net earnings for the second quarter of 2001 of $36 million, or $.12 per basic and diluted share, representing an increase of $248 million. The increase in net earnings is primarily attributable to the reasons described above.


Photography

Net worldwide sales for the Photography segment were $2.378 billion for the second quarter of 2002 as compared with $2.600 billion for the second quarter of 2001, representing a decrease of $222 million, or 9%. Photography segment net sales in the U.S. were $1.083 billion for the second quarter of 2002 as compared with $1.306 billion for the second quarter of 2001, representing a decrease of $223 million, or 17%. Photography segment net sales outside the U.S. were $1.295 billion for the second quarter of 2002 as compared with $1.294 billion for the second quarter of 2001, representing flat sales year over year, or a decrease of 2% excluding the impact of exchange. The Company experienced sales declines in most of the segment's strategic product groups.

Net worldwide sales of consumer film products, including 35mm film, Advantix film and one-time-use cameras, decreased 11% in the second quarter of 2002 as compared with the second quarter of 2001, reflecting declines due to volume and price/mix, partially offset by the impact of exchange. Sales of the Company's consumer film products within the U.S. decreased 20% in the second quarter of 2002 as compared with the prior year quarter, reflecting declines due to both volume and price/mix. The lower film product sales are attributable to a declining industry demand driven by a weak economy, lower year over year market share and retailer inventory reductions in anticipation of a softer summer selling season. Sales of the Company's consumer film products outside the U.S. decreased 1%, reflecting flat volumes and a decrease due to price/mix, partially offset by the positive impact of exchange.

On a worldwide basis, for the most recent period that data is available (fourth quarter of 2001), Kodak improved its consumer film market share position. The U.S. film industry volume decreased 6% in the second quarter of 2002 as compared with the prior year quarter due to continuing economic weakness. The Company's blended U.S. consumer film share was down three percentage points on a volume basis in the second quarter of 2002 relative to the prior year quarter, while the Company's quarterly market share improved against the first quarter of 2002 as share management programs are achieving their planned objectives. The Company believes it will maintain full-year U.S. market share as it has done for the past four consecutive years.

Net worldwide sales of consumer color paper decreased 8% in the second quarter of 2002 as compared with the second quarter of 2001, reflecting declines due to volume and price/mix, partially offset by the impact of exchange. Net sales of consumer color paper in the U.S. decreased 19% in the second quarter of 2002 as compared with the prior year quarter, reflecting decreases due to volume and price/mix. Net sales of consumer color paper outside of the U.S. decreased 2%, reflecting negative price/mix, partially offset by an increase in volume and the impact of exchange.

Net worldwide photofinishing sales, including Qualex in the U.S. and Consumer Imaging Services (CIS) outside the U.S., decreased 3% in the second quarter of 2002 as compared with the second quarter of 2001, reflecting lower volumes and prices, partially offset by favorable exchange. In the U.S., Qualex's processing volumes (wholesale and on-site) decreased 9% in the second quarter of 2002 as compared with the prior year quarter, reflecting the effects of a continued weak film industry and the adverse impact of several hundred store closures by a major U.S. retailer. During the current year quarter, CIS revenues in Europe benefited from the acquisition of (1) Spector Photo Group's wholesale photofinishing and distribution activities in France, Germany, and Austria, (2) ColourCare Limited's wholesale processing and printing operations in the United Kingdom and (3) Percolor photofinishing operations in Spain.

Net sales from the Company's consumer digital products and services, which include Picture Maker kiosks/media and consumer digital services revenue from Picture CD, "You've Got Pictures", and Retail.com, remained essentially unchanged in the second quarter of 2002 as compared with the second quarter of 2001. Lower sales of Picture Maker kiosks were partially offset by an increase in sales of consumer digital services. The Company has broadly enabled the retail industry in the U.S. with its Picture Maker kiosks and is focused on bringing to market new kiosk offerings, creating new kiosk channels, expanding internationally and continuing to increase the media burn per kiosk. Net worldwide sales of thermal media used in Picture Maker kiosks increased 20% in the second quarter of 2002 as compared with the prior year quarter.

The average penetration rate for the number of rolls scanned at Qualex's wholesale labs averaged 7.0% for the second quarter of 2002, reflecting an increase from the 6.9% rate in the first quarter of 2002 and the 6.7% rate in the fourth quarter of 2001. The growth was driven by continued consumer acceptance of Picture CD and Retail.com. During the second quarter of 2002, both Safeway and Albertson's food stores were added as new Retail.com customers. In addition, the number of images scanned in the second quarter of 2002 increased 25% as compared with the second quarter of 2001.

Net worldwide sales of consumer digital cameras decreased 4% in second quarter of 2002 as compared with the second quarter of 2001. Although the EasyShare consumer digital camera system continued to gain strong consumer acceptance during the current year quarter, high demand depleted the Company's current supply of product more quickly than anticipated, while component shortages, specifically sourced CCD sensors, delayed the planned availability of new models. The decrease in sales in the second quarter of 2002 as compared with strong sales in the prior year quarter, which were driven by the successful liquidation of excess camera inventory levels, reflects a decline in volume and price, partially offset by favorable mix and exchange.

Consumer digital camera market share declined modestly during the second quarter of 2002 as compared with the first quarter of 2002. Current supply challenges will continue throughout the third quarter but are expected to be resolved before the start of the fourth quarter, which represents the largest seasonal selling period for consumer digital cameras.

Net worldwide sales of inkjet photo paper increased 26% in the second quarter of 2002 as compared with the second quarter of 2001. Kodak maintained its top two market share position quarter sequentially. The double-digit revenue growth and the maintenance of market share are primarily attributable to continued promotional activity at key accounts, success in broadening channel distribution and continued increases in merchandising efforts.

The Company's Ofoto business doubled its sales in the second quarter of 2002 as compared with the prior year quarter and is on plan to at least double full year 2001 revenues in 2002.

Net worldwide sales of professional sensitized products, including color negative, color reversal and commercial black and white films and sensitized paper, decreased 13% in the second quarter of 2002 as compared with the second quarter of 2001, reflecting primarily a decline in volume. Excluding the favorable impact of exchange, net worldwide sales of professional sensitized products declined 14%. Overall sales declines were primarily the result of ongoing digital substitution and continued economic weakness in markets worldwide.

Net worldwide sales of professional digital cameras and themed entertainment services increased in the second quarter of 2002 as compared with the prior year quarter.

Net worldwide sales of origination and print film to the entertainment industry decreased 12% in the second quarter of 2002 as compared with the second quarter of 2001, reflecting primarily lower volumes. The decrease in net worldwide sales of film was primarily attributable to continuing global weakness in production of feature films, strong sales in the prior year quarter due to the entertainment industry strike threats which caused the industry to pull the majority of their production forward to the first half of the year, continuing soft demand for television advertising and current blockbuster films which are experiencing longer durations in theaters, thus slowing the demand for print film.

Gross profit for the Photography segment was $896 million for the second quarter of 2002 as compared with $1.040 billion for the second quarter of 2001, representing a decrease of $144 million or 14%. The gross profit margin was 37.7% in the current year quarter as compared with 40.0% in the prior year quarter. The 2.3 percentage point decrease was primarily attributable to a decrease in sales resulting from continuing economic weakness in markets worldwide, declining prices on consumer film and paper, a shift in the product mix and an increase in year-over-year incentive compensation accruals, partially offset by manufacturing productivity.

SG&A expenses for the Photography segment increased $23 million, or 5%, from $484 million in the second quarter of 2001 to $507 million in the second quarter of 2002. As a percentage of sales, SG&A expense increased from 18.6% in the second quarter of 2001 to 21.3% in the current year quarter. The increase in SG&A expenses is primarily attributable to acquisitions, an increase in provisions for allowance for doubtful accounts and planned increases in advertising, specifically direct media spend.

R&D costs for the Photography segment increased $2 million, or 2%, from $130 million in the second quarter of 2001 to $132 million in the second quarter of 2002. As a percentage of sales, R&D costs increased from 5.0% in the prior year quarter to 5.5% in the second quarter of 2002.

Earnings from operations for the Photography segment decreased $144 million, or 36%, from $401 million in the second quarter of 2001 to $257 million in the second quarter of 2002, reflecting the combined effects of lower sales and a lower gross profit margin, partially offset by the elimination of goodwill amortization in 2002, which was $26 million in the second quarter of 2001.

Health Imaging

Net worldwide sales for the Health Imaging segment were $569 million for the second quarter of 2002 as compared with $586 million for the second quarter of 2001, representing a decrease of $17 million, or 3% as reported, or 4% excluding the favorable impact of exchange. Net sales in the U.S. were $270 million for the current year quarter as compared with $283 million for the prior year quarter, representing a decrease of $13 million, or 5%. Net sales outside the U.S. were $299 million for the second quarter of 2002 as compared with $303 million for the second quarter of 2001, representing a decrease of $4 million, or 1% as reported, or 3% excluding the favorable impact of exchange. Net sales in emerging markets increased 2% in the current year quarter as compared with the prior year quarter, primarily due to sales in the Greater China and Asia Pacific regions.

Net worldwide sales of digital products, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and direct radiography equipment), services and Picture Archiving and Communications Systems (PACS), increased 1% in the second quarter of 2002 as compared with the second quarter of 2001. The increase in digital product sales was primarily attributable to higher digital media and service volumes. Service revenues increased in the current year quarter as compared with the prior year quarter due to an increase in digital equipment service contracts during the quarter.

Net worldwide sales of traditional products, including analog film, equipment, chemistry and services, decreased 8% in the second quarter of 2002 as compared with the second quarter of 2001. Analog film products (excluding specialty films) decreased 9% in the current year quarter as compared with the prior year quarter, reflecting declines due to volume and price/mix. Analog film volumes in the U.S. increased in the second quarter of 2002 as compared with the prior year quarter as a result of the Novation Group Purchasing Organization (Novation GPO) contract conversions in 2001, but were offset by declines caused by economic difficulties in Latin America. Although analog film volumes declined on a worldwide basis, current sales levels reflect an increase in traditional film market share. Mammography and Oncology sales were flat in the current year quarter as compared with the prior year quarter, reflecting an increase in volume offset by declines in price.

Gross profit for the Health Imaging segment was $236 million for the second quarter of 2002 as compared with $234 million in the second quarter of 2001, representing an increase of $2 million, or 1%. The gross profit margin was 41.5% in the current quarter as compared with 39.9% in the prior year quarter. The increase in the gross profit margin of 1.6 percentage points was primarily attributable to manufacturing and service productivity and favorable film to equipment mix, partially offset by price declines.

SG&A expenses for the Health Imaging segment decreased $5 million, or 5%, from $92 million for the second quarter of 2001 to $87 million for the second quarter of 2002. As a percentage of sales, SG&A expenses decreased from 15.7% for the prior year quarter to 15.3% for the current year quarter. The decrease in SG&A expenses is primarily attributable to expense management.

R&D costs were essentially flat with the prior year quarter at $37 million, but increased as a percentage of sales from 6.3% for the second quarter of 2001 to 6.5% for the second quarter of 2002.

Earnings from operations for the Health Imaging segment increased $14 million, or 14%, from $98 million for the second quarter of 2001 to $112 million for the second quarter of 2002. Earnings from operations as a percentage of sales (operational earnings margin) increased from 16.7% for the second quarter of 2001 to 19.7% for the second quarter of 2002. The increase in earnings from operations and the resulting operational earnings margin are primarily attributable to the combined effects of gross profit margin improvements, lower SG&A expenses and the elimination of goodwill amortization in 2002, which was $7 million in the second quarter of 2001. The Company expects that the operational earnings margin will settle in at the mid to upper teen range for the remainder of 2002.


Commercial Imaging

Net worldwide sales for the Commercial Imaging segment were $364 million for the second quarter of 2002 as compared with $370 million, representing a decrease of $6 million, or 2%. Net sales in the U.S. were $204 million for the current year quarter as compared with $210 million, representing a decrease of $6 million, or 3%. Net sales outside the U.S. were unchanged at $160 million in the second quarter of 2002 as compared with the prior year quarter, or a decrease of 1% excluding the favorable impact of exchange.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased 9% in the second quarter of 2002 as compared with the second quarter of 2001, primarily reflecting volume declines in graphic arts film. This reduction resulted largely from digital technology substitution and the effect of continuing economic weakness in the commercial printing market. The Company's equity in the earnings of KPG contributed positive results to Kodak's "other income and charges" line during the second quarter of 2002.

NexPress, the unconsolidated joint venture between Kodak and Heidelberg in which the Company has a 50% ownership interest, continues to proceed as planned. NexPress has sold approximately 100 units through June 2002, with average monthly page volumes for these units running approximately 20% higher than planned.

Gross profit for the Commercial Imaging segment was $113 million for the second quarter in 2002 as compared with $112 million in the second quarter of 2001, representing an increase of $1 million, or 1%. The gross profit margin was 31.0% in the current quarter as compared with 30.3% in the prior year quarter. The increase in the gross profit margin of 0.7 percentage points was primarily attributable to manufacturing productivity improvements.

SG&A expenses for the Commercial Imaging segment decreased $1 million, or 2%, from $51 million for the second quarter of 2001 to $50 million for the second quarter of 2002. As a percentage of sales, SG&A expenses decreased slightly from 13.8% for the prior year quarter to 13.7% for the current year quarter.

R&D costs for the Commercial Imaging segment remained unchanged at $14 million for the second quarter of 2002 as compared with the second quarter of 2001. As a percentage of sales, R&D costs remained unchanged at 3.8% for the current year quarter as compared with the prior year quarter.

Earnings from operations for the Commercial Imaging segment increased $6 million, or 14%, from $43 million in the second quarter of 2001 to $49 million in the second quarter of 2002. The increase in earnings from operations is primarily attributable to overall expense management and the elimination of goodwill amortization in 2002, which was $4 million in the second quarter of 2001.


All Other

Net worldwide sales for All Other were $28 million for the second quarter of 2002 as compared with $36 million for the second quarter of 2001, representing a decrease of $8 million, or 22%. Net sales in the U.S. were $16 million in the current year quarter as compared with $21 million for the prior year quarter, representing a decrease of $5 million, or
24%.   Net sales outside the U.S. were $12 million in the second quarter of 2002 as compared with $15 million in the prior year quarter, representing a decrease of $3 million, or 20%.

The loss from operations for All Other was $6 million in the second quarter of 2002 as compared with earnings from operations of $1 million in the second quarter of 2001, representing a decrease of $7 million. The decrease in earnings from operations was primarily attributable to reduced earnings in the Company's Sensor and Global Manufacturing Services operations and increased costs incurred for the continued development of the organic light emitting diode (OLED) business.


Year to Date

Consolidated

Net worldwide sales were $6.046 billion for the six months ended June 30, 2002 as compared with $6.567 billion for the six months ended June 30, 2001, representing a decrease of $521 million, or 8% as reported, with no impact from exchange. Net sales in the U.S. were $2.820 billion for the current year period as compared with $3.228 billion for the prior year period, representing a decrease of $408 million, or 13%. Net sales outside the U.S. were $3.226 billion for the current year period as compared with $3.339 billion for the prior year period, representing a decrease of $113 million, or 3% as reported, or a decrease of 2% excluding the negative impact of exchange.

Net sales in emerging markets were $1.149 billion for the six months ended June 30, 2002 as compared with $1.174 billion for the six months ended June 30, 2001, representing a decrease of $25 million, or 2%. The emerging market portfolio accounted for approximately 19% of the Company's worldwide sales in the current six month period. Sales growth in Greater Russia, the Asia Region and Greater China of 9%, 5% and 5%, respectively, was offset by declines in Latin America and the Eastern Europe, Africa and Middle East region of 13% and 5%, respectively. The declines are reflective of continued economic weakness in many emerging market countries.

Gross profit was $2.111 billion for the six months ended June 30, 2002 as compared with $2.405 billion for the six months ended June 30, 2001, representing a decrease of $294 million, or 12%. The gross profit margin was 34.9% in the current year period as compared with 36.6% in the prior year period. The decrease of 1.7 percentage points was primarily attributable to declining prices on consumer film, health laser imaging systems and consumer color paper, product mix shifts primarily in the Photography segment and an increase in year-over-year incentive compensation accruals, partially offset by costs associated with restructuring and the exit of an equipment manufacturing facility incurred in the first half of 2001 but not in the current year six month period.

SG&A expenses were $1.200 billion for the six months ended June 30, 2002 as compared with $1.203 billion for the six months ended June 30, 2001, representing a decrease of $3 million. SG&A increased as a percentage of sales from 18.3% for the prior year period to 19.8% for the current year period. The net decrease in SG&A is primarily attributable to the cost savings from the restructuring and other non-severance related components of the Company's restructuring programs, offset by acquisitions, strategic venture asset impairments and an increase in provisions for doubtful accounts. Excluding advertising, SG&A decreased from $929 million for the prior year period to $928 million for the current year period, but increased as a percentage of sales from 14.1% to 15.3%.

R&D costs remained relatively flat at $379 million for the six months ended June 30, 2002 as compared with $375 million for the six months ended June 30, 2001, representing an increase of $4 million, or 1%. R&D increased as a percentage of sales from 5.7% for the prior year period to 6.3% for the current year period.

Earnings from operations for the six months ended June 30, 2002 were $532 million as compared with $412 million for the six months ended June 30, 2001, representing an increase of $120 million, or 29%. The increase in earnings from operations was primarily the result of $411 million of restructuring costs, other non-recurring items and costs associated with the exit of an equipment manufacturing facility in the first half of 2001, partially offset by a decrease in sales in the current year period resulting from continuing economic weakness in markets worldwide and a lower gross profit margin. The increase in earnings from operations in the current year period was also impacted by the elimination of goodwill amortization. Earnings from operations for the first half of 2001 of $412 million included goodwill amortization expense of $79 million.

Interest expense for the six months ended June 30, 2002 was $88 million as compared with $119 million for the six months ended June 30, 2001, representing a decrease of $31 million, or 26%. The decrease in interest expense is primarily attributable to lower average borrowing levels and lower interest rates in the first half of 2002 relative to the first half of 2001. The Other (charges) income component includes principally investment income, income and losses from equity investments, foreign exchange and gains and losses on the sales of assets and investments. Other charges for the current year period were a net charge of $53 million as compared with Other income of $16 million for the prior year period. The increase in other charges is primarily attributable to gains on the sale of stock investments in the first half of 2001, increased losses in the first half of 2002 from the Company's NexPress and Phogenix joint ventures as these business ventures are in the early stages of bringing their offerings to market, reduced income in 2002 from the Company's KPG joint venture, non-strategic venture investment impairments in the first half of 2002 and an increase in foreign exchange losses in the current year period.

The Company's effective tax rate decreased from 40% for the six months ended June 30, 2001 to 17% for the six months ended June 30, 2002. The decrease in the effective tax rate is primarily attributable to a $45 million tax benefit recorded in the second quarter of 2002 in connection with the closure of the Company's PictureVision subsidiary and the reduction in the tax benefit for the six months ended June 30, 2001 from certain restructuring costs which do not provide a tax benefit to the Company. Excluding the $45 million tax benefit from the provision for the six months ended June 30, 2002 and excluding the impact from restructuring from the provision for the first half of 2001, the effective tax rate decreased from 33% for the prior year period to 29% for the current year period. The lower effective tax rate for the current year period is primarily attributable to the tax effect from the elimination of goodwill amortization and increased earnings from operations in certain lower-taxed jurisdictions outside the U.S.

Net earnings for the six months ended June 30, 2002 were $323 million, or $1.11 per basic and diluted share, as compared with net earnings for the six months ended June 30, 2001 of $186 million, or $.64 per basic and diluted share, representing an increase of $137 million, or 74%. The increase in net earnings is primarily attributable to the reasons outlined above.

Photography

Net worldwide sales for the Photography segment were $4.192 billion for the six months ended June 30, 2002 as compared with $4.629 billion for the six months ended June 30, 2001, representing a decrease of $437 million, or 9% as reported, with no impact from exchange. Photography segment net sales in the U.S. were $1.882 billion for the current year period as compared with $2.227 billion for the prior year period, representing a decrease of $345 million, or 15%. Photography segment net sales outside the U.S. were $2.310 billion for the current year period as compared with $2.402 billion for the prior year period, representing a decrease of $92 million, or 4% as reported, or 3% excluding the negative impact of exchange. The Company experienced sales declines in most of the segment's strategic product groups.

Net worldwide sales of consumer film products, including 35mm film, Advantix film and one-time-use cameras, decreased 12% in the six months ended June 30, 2002 as compared with the six months ended June 30, 2001, reflecting declines due to volume and price/mix, partially offset by the favorable impact of exchange. Sales of the Company's consumer film products within the U.S. decreased 20% in the current year period as compared with the prior year period, reflecting declines due to volume and price/mix. The lower film product sales are attributable to a declining industry demand driven by a weak economy, lower year over year market share and retailer inventory reductions in anticipation of a softer summer selling season. Sales of the Company's consumer film products outside the U.S. decreased 4%, reflecting declines due to volume and price/mix, partially offset by the favorable impact of exchange.

On a worldwide basis, for the most recent period that data is available (fourth quarter of 2001), Kodak improved its consumer film market share position. The U.S. film industry volume decreased approximately 3% in the six month period ended June 30, 2002 as compared with the six month period ended June 30, 2001 due to continuing economic weakness. The Company's blended U.S. consumer film share was down 3.8 percentage points on a volume basis in the first half of 2002 relative to the first half of 2001, while the Company's quarterly market share improved against the first quarter of 2002 as share management programs were achieving their planned objectives. The Company believes it will maintain full-year U.S. market share as it has done for the past four consecutive years.

Net worldwide sales of consumer color paper decreased 6% in the six month period ended June 30, 2002 as compared with the six month period ended June 30, 2001, reflecting declines due to volume, price/mix and the negative impact of exchange. Net sales of consumer color paper in the U.S. decreased 9% in the current year period as compared with the prior year period, reflecting decreases due to volume and price/mix. Net sales of consumer color paper outside of the U.S. decreased 4%, reflecting negative price/mix and the negative impact of exchange, partially offset by an increase in volume.

Net worldwide photofinishing sales, including Qualex in the U.S. and Consumer Imaging Services (CIS) outside the U.S., decreased 5% in the six month period ended June 30, 2002 as compared with the six month period ended June 30, 2001, reflecting lower volumes. In the U.S., Qualex's processing volumes (wholesale and on-site) decreased approximately 10% in the first half of 2002 as compared with the first half of 2001, reflecting the effects of a continued weak film industry and the adverse impact of several hundred store closures by a major U.S. retailer. During the current year period, CIS revenues in Europe benefited from the acquisition of (1) Spector Photo Group's wholesale photofinishing and distribution activities in France, Germany, and Austria, (2) ColourCare Limited's wholesale processing and printing operations in the United Kingdom and (3) Percolor photofinishing operations in Spain.

Net sales from the Company's consumer digital products and services, which include Picture Maker kiosks/media and consumer digital services revenue from Picture CD, "You've Got Pictures", and Retail.com, decreased 8% in the six month period ended June 30, 2002 as compared to the six month period ended June 30, 2001. The Company experienced lower sales in both Picture Maker kiosks and consumer digital services. The Company has broadly enabled the retail industry in the U.S. with its Picture Maker kiosks and is focused on bringing to market new kiosk offerings, creating new kiosk channels, expanding internationally and continuing to increase the media burn per kiosk. Net worldwide sales of thermal media used in Picture Maker kiosks increased 15% in the current year period as compared with the prior year period.

The average penetration rate for the number of rolls scanned at Qualex's wholesale labs averaged 7.0% for the six month period ended June 30, 2002, reflecting an increase from the 4.4% rate in the six month period ended June 30, 2001. The growth was driven by continued consumer acceptance of Picture CD and Retail.com. During the first half of 2002, both Safeway and Albertson's food stores were added as new Retail.com customers. In addition, the number of images scanned in the current year period increased 30% as compared with the prior year period.

Net worldwide sales of consumer digital cameras decreased 2% in the six month period ended June 30, 2002 as compared with the six month period ended June 30, 2001. Although the EasyShare consumer digital camera system continued to gain strong consumer acceptance during the current year period, high demand depleted the Company's current supply of product more quickly than anticipated, while component shortages, specifically sourced CCD sensors, delayed the planned availability of new models. The decrease in sales in the current year period as compared with strong sales in the prior year period, which were driven by the successful liquidation of excess camera inventory levels, reflects declines due to price, mix and exchange, partially offset by an increase in volumes.

Consumer digital camera market share declined modestly during the first half of 2002 as compared with the first half of 2001. The current supply challenges, which developed in the second quarter of 2002, will continue throughout the third quarter but are expected to be resolved before the start of the fourth quarter, which represents the largest seasonal selling period for consumer digital cameras.

Net worldwide sales of inkjet photo paper increased 41% in the six month period ended June 30, 2002 as compared with the six month period ended June 30, 2001. Kodak maintained its top two market share position quarter sequentially. The double-digit revenue growth and the maintenance of market share are primarily attributable to continued promotional activity at key accounts, success in broadening channel distribution and continued increases in merchandising efforts.

Net worldwide sales of professional sensitized products, including color negative, color reversal and commercial black and white films and sensitized paper, decreased 16% in the six month period ended June 30, 2002 as compared with the six month period ended June 30, 2001, reflecting declines due to volume, price/mix and exchange. Excluding the negative impact of exchange, net worldwide sales of professional sensitized products declined 15%. Overall sales declines were primarily the result of ongoing digital substitution and continued economic weakness in markets worldwide.

Net worldwide sales of professional digital cameras and themed entertainment services increased in the current year period as compared with the prior year period.

Net worldwide sales of origination and print film to the entertainment industry decreased 14% in the six month period ended June 30, 2002 as compared with the six month period ended June 30, 2001, reflecting declines due to lower volumes, price/mix and the negative impact of exchange. The decrease in net worldwide sales of film was primarily attributable to continuing global weakness in production of feature films, strong sales in the prior year quarter due to the entertainment industry strike threats which caused the industry to pull the majority of their production forward to the first half of the year, continuing soft demand for television advertising and current blockbuster films such as Spider Man and Star Wars which are experiencing longer durations in theaters, thus slowing the demand for print film.

Gross profit for the Photography segment was $1.446 billion for the six month period ended June 30, 2002 as compared with $1.734 billion for the six month period ended June 30, 2001, representing a decrease of $288 million or 17%. The gross profit margin was 34.5% in the current year period as compared with 37.5% in the prior year period. The 3.0 percentage point decrease was primarily attributable to a decrease in sales resulting from continuing economic weakness in markets worldwide.

SG&A expenses for the Photography segment was unchanged at $912 million for the six month period ended June 30, 2002 as compared with the six month period ended June 30, 2001. As a percentage of sales, SG&A expense increased from 19.7% in the prior year period to 21.8% in the current year period.

R&D costs for the Photography segment were flat, increasing $1 million from $260 million in the six month period ended June 30, 2001 to $261 million in the six month period ended June 30, 2002. As a percentage of sales, R&D costs increased from 5.6% in the prior year period to 6.2% in the current year period.

Earnings from operations for the Photography segment decreased $231 million, or 46%, from $504 million in the six month period ended June 30, 2001 to $273 million in the six month period ended June 30, 2002, reflecting the combined effects of lower sales and a lower gross profit margin, partially offset by the elimination of goodwill amortization in 2002, which was $58 million in the first half of 2001.


Health Imaging

Net worldwide sales for the Health Imaging segment were $1.090 billion for the six month period ended June 30, 2002 as compared with $1.147 billion for the six month period ended June 30, 2001, representing a decrease of $57 million, or 5% as reported, or 4% excluding the negative impact of exchange. Net sales in the U.S. were $518 million for the current year period as compared with $551 million for the prior year period, representing a decrease of $33 million, or 6%. Net sales outside U.S. were $572 million for the first half of 2002 as compared with $596 million for the first half of 2001, representing a decrease of $24 million, or 4% as reported, or 3% excluding the negative impact of exchange. Net sales in emerging markets decreased 2% in the current year period as compared with the prior year period, primarily due to sales in the Latin America and Europe, Africa and Middle East Regions.

Net worldwide sales of digital products, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and direct radiography equipment), services and Picture Archiving and Communications Systems (PACS), were flat in the six month period ended June 30, 2002 as compared with the six month period ended June 30, 2001. The flat digital product sales were primarily attributable to a 17% decrease in sales of DryView laser imagers and accessories, offset by a 2% increase in digital media sales and a 16% increase in service revenues. The decrease in sales of DryView laser imagers and accessories is primarily the result of strong placements of this equipment in the early part of the first half of 2001 due to promotional programs and reductions in inventory, and lower sales in the first half of 2002 to OEM partners due to restrained capital spending by healthcare providers. Service revenues increased in current year period as compared with the prior year period due to an increase in digital equipment service contracts during the first half of 2002.

Net worldwide sales of traditional products, including analog film, equipment, chemistry and services, decreased 10% in the six month period ended June 30, 2002 as compared with the six month period ended June 30, 2001. Analog film products (excluding specialty films) decreased 10% in the first half of 2002 as compared with the first half of 2001, reflecting declines due to volume, price/mix and exchange. Analog film volumes in the U.S. increased in the current year period as compared with the prior year period as a result of the Novation Group Purchasing Organization (Novation GPO) contract conversions in 2001, but were offset by declines in other parts of the world, including Latin America which was due to economic difficulties. Although analog film volumes declined on a worldwide basis, current sales levels reflect an increase in traditional film market share. Mammography and Oncology sales decreased 3% in the current year period as compared with the prior year period, reflecting declines in price, partially offset by an increase in volume.

Gross profit for the Health Imaging segment was $432 million for the six month period ended June 30, 2002 as compared with $478 million for the six month period ended June 30, 2001, representing a decrease of $46 million, or 10%. The gross profit margin was 39.6% in the first half of 2002 as compared with 41.7% in the first half of 2001. The decrease in the gross profit margin of 2.1 percentage points was primarily attributable to declines due to price/mix resulting from the impact of the Novation GPO contract in the U.S.

SG&A expenses for the Health Imaging segment decreased $15 million, or 8%, from $185 million for the six month period ended June 30, 2001 to $170 million for the six month period ended June 30, 2002. As a percentage of sales, SG&A expenses decreased from 16.1% for the first half of 2001 to 15.6% for the first half of 2002. The decrease in SG&A expenses is primarily attributable to expense management.

R&D costs for the Health Imaging segment increased $1 million, or 1%, from $73 million for the first half of 2001 to $74 million for the first half of 2002. As a percentage of sales, R&D costs increased from 6.4% for the prior year period to 6.8% for the current year period.

Earnings from operations for the Health Imaging segment decreased $18 million, or 9%, from $206 million for the six month period ended June 30, 2001 to $188 million for the six month period ended June 30, 2002. Earnings from operations as a percentage of sales (operational earnings margin) decreased from 18.0% for the first half of 2001 to 17.2% for the first half of 2002. The decrease in earnings from operations and the resulting operational earnings margin are primarily attributable to the combined effects of lower sales and a lower gross profit margin, partially offset by a decrease in SG&A expenses and the elimination of goodwill amortization in 2002, which was $14 million in the first half of 2001. The Company expects that the operational earnings margin will settle in at the mid to upper teen range for the remainder of 2002.

Commercial Imaging

Net worldwide sales for the Commercial Imaging segment were $712 million for the six month period ended June 30, 2002 as compared with $730 million, representing a decrease of $18 million, or 2%. Net sales in the U.S. were $393 million for the first half of 2002 as compared with $412 million for the first half of 2001, representing a decrease of $19 million, or 5%. Net sales outside the U.S. were $319 million in the current year period as compared with $318 million in the prior year period, representing an increase of $1 million, with no impact from exchange.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased 10% in the six month period ended June 30, 2002 as compared to the six month period ended June 30, 2001, primarily reflecting volume declines in graphic arts film. This reduction resulted largely from digital technology substitution and the effect of continuing economic weakness in the commercial printing market. The Company's equity in the earnings of KPG contributed positive results to Kodak's "other income and charges" line during the first half of 2002.

NexPress, the unconsolidated joint venture between Kodak and Heidelberg in which the Company has a 50% ownership interest, continues to proceed as planned. NexPress has sold approximately 100 units from its inception through June 2002, with average monthly page volumes for these units running approximately 20% higher than planned.

Gross profit for the Commercial Imaging segment was $221 million for the six month period ended June 30, 2002 as compared with $229 million for the six month period ended June 30, 2001, representing a decrease of $8 million, or 3%. The gross profit margin was 31.0% for the first half of 2002 as compared with 31.4% for the first half of 2001. The decrease in the gross profit margin of 0.4 percentage points was primarily attributable to a decline in volumes.

SG&A expenses for the Commercial Imaging segment decreased $2 million, or 2%, from $101 million for the six month period ended June 30, 2001 to $99 million for the six month period ended June 30, 2002. As a percentage of sales, SG&A expenses increased slightly from 13.8% for the first half of 2001 to 13.9% for the first half of 2002.

R&D costs for the Commercial Imaging segment decreased $1 million, or 3%, from $29 million for the first half of 2001 to $28 million for the first half of 2002. As a percentage of sales, R&D costs decreased slightly from 4.0% for the prior year period to 3.9% for the current year period.

Earnings from operations for the Commercial Imaging segment increased $4 million, or 4%, from $90 million in the six month period ended June 30, 2001 to $94 million in the six month period ended June 30, 2002. The increase in earnings from operations is primarily attributable to overall expense management and the elimination of goodwill amortization in 2002, which was $8 million in the first half of 2001, partially offset by a decrease in sales and a lower gross profit margin.


All Other

Net worldwide sales for All Other were $52 million for the six month period ended June 30, 2002 as compared with $61 million for the six month period ended June 30, 2001, representing a decrease of $9 million, or 15%. Net sales in the U.S. were $27 million in the first half of 2002 as compared with $38 million for the first half of 2001,
representing a decrease of $11 million, or 29%.   Net sales outside the
U.S. were $25 million in the current year period as compared with $23 million in the prior year period, representing an increase of $2 million, or 9%.

The loss from operations for All Other was $13 million in the six month period ended June 30, 2002 as compared with earnings from operations of $5 million in the six month period ended June 30, 2001, representing a decrease of $18 million. The decrease in earnings from operations was primarily attributable to reduced earnings in the Company's Sensor and Global Manufacturing Services businesses and increased costs incurred for the continued development of the OLED business.
-----------------------------------------------------------------------

RESTRUCTURING

The following table summarizes the activity with respect to the remaining balances in the restructuring reserves at June 30, 2002 related to the restructuring charges taken in 2001:

(in millions)
                                             Exit
                         Severance           Costs
                    -------------------     -------
                      Number of
                      Employees  Reserve    Reserve    Total
                      ---------  -------    -------    -----
Ending balance at
 December 31, 2001       4,225    $ 275      $ 43      $ 318

2002 utilization        (2,925)    (109)      (14)      (123)
                       -------    -----      ----      -----
Ending balance at
 June 30, 2002           1,300    $ 166      $ 29      $ 195
                       =======    =====      ====      =====


As previously disclosed in the Company's 2001 Annual Report on Form 10-K, the Company had two separate restructuring programs in 2001 primarily relating to the rationalization of the U.S. photofinishing operations, the elimination of excess manufacturing capacity, the exit of certain operations and reductions in research and development positions and selling, general and administrative positions worldwide. In connection with these restructuring actions, the Company recorded a total net charge of $678 million, which was comprised of severance, long-term assets, inventory and exit cost charges of $331 million, $215 million, $84 million and $48 million, respectively. The net severance charge represented the elimination of 6,925 worldwide positions, of which 5,625 positions had been eliminated as of June 30, 2002. The remaining 1,300 positions will be eliminated by year-end 2002. Terminated employees can elect to receive severance payments for up to two years following their date of termination. Write-downs and write-offs of long-term assets and inventory were completed during 2001. The actions relating to the exit cost reserve will be completed by the end of 2002. The company expects to achieve approximately $450 million in cost savings from restructuring for the full-year 2002. These cost savings will be realized in cost of goods sold; selling, general and administrative expenses; and research and development costs.
-----------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when it is incurred and measured initially at fair value. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002, the effective date of SFAS No. 146.
-----------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $76 million from December 31, 2001 to $524 million at June 30, 2002. The increase resulted primarily from $460 million of cash flows from operating activities, partially offset by $236 million of cash flows used in investing activities and $148 million of cash used in financing activities.

The net cash provided by operating activities of $460 million for the six month period ended June 30, 2002 was partially attributable to net earnings of $323 million which, when adjusted for depreciation and amortization, provided $709 million of operating cash. This was partially offset by an increase in receivables of $117 million, an increase in inventories of $16 million and a decrease in liabilities excluding borrowings of $106 million, related primarily to severance payments for restructuring programs. The net cash used in investing activities of $236 million was utilized primarily for capital expenditures of $207 million, business acquisitions of $6 million and net purchases of marketable securities of $26 million. The net cash used in financing activities of $148 million was primarily the result of net increases in total borrowings of $592 million, more than offset by debt repayments of $742 million.

Net working capital, excluding short-term borrowings, increased to $976 million at June 30, 2002 from $863 million at December 31, 2001. This increase is primarily attributable to higher cash, inventory and receivables balances, a lower accrued income taxes balance, partially offset by an increase in accounts payable and other current liabilities.

The Company's primary estimated future uses of cash for 2002 include dividend payments, capital expenditures, severance payments in connection with its 2001 restructuring plans, debt reductions and acquisitions.

In October 2001, the Company's Board of Directors approved a change in the dividend policy from quarterly dividend payments to semi-annual payments, which, when declared, will be paid on the Company's 10th business day each July and December to shareholders of record on the first business day of the preceding month. On April 11, 2002, the Company's Board of Directors declared a semi-annual cash dividend of $0.90 per share on the outstanding common stock of the Company. This dividend was paid on July 16, 2002 to shareholders of record at the close of business on June 3, 2002.

Capital additions were $207 million in the first half of 2002, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements and ongoing environmental and safety initiatives. For the full year 2002, the Company expects its capital spending, excluding acquisitions and equipment purchased for lease, to be in the range of $550 million to $600 million. Based on the year-to-date experience and historical spending patterns, the capital spending is in line with the full-year plan.

The Company anticipates the net cash cost of the restructuring charge recorded in 2001 to be approximately $182 million after tax, which will be recovered through cost savings in 2002. In the first six months ended June 30, 2002, the Company expended $123 million against the related restructuring reserves, primarily for the payment of severance benefits. The remaining severance-related actions associated with the total 2001 restructuring charge will be completed by year-end 2002. Terminated employees can elect to receive severance payments for up to two years following their date of termination.

The Company currently expects to fund expenditures for dividend payments, capital requirements, severance, acquisitions and liquidity needs from cash generated from operations. Cash balances and financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

On July 12, 2002, the Company completed the renegotiation of its 364-day revolving credit facility. The new $1.0 billion facility is $225 million lower than the 2001 facility due to a reduction in the Company's commercial paper usage and the establishment of the accounts receivable securitization program. As a result, the Company now has $2.225 billion in committed revolving credit facilities, which are available to support the Company's commercial paper program and for general corporate purposes. The credit facilities are comprised of the newly renegotiated 364-day commitment at $1.0 billion expiring in July 2003 and a 5-year commitment at $1.225 billion expiring in July 2006. If unused, they have a commitment fee of $3 million per year, at the Company's current credit rating. Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company's credit rating.

In connection with the renegotiation of the $1.0 billion facility, the covenant under both of the facilities, which previously required the Company to maintain a certain EBITDA (earnings before interest, income taxes, depreciation and amortization) to interest ratio, was changed to a debt to EBITDA ratio. In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. The Company does not anticipate that a violation is likely to occur.

At June 30, 2002, the Company had $922 million in commercial paper outstanding, with a weighted average interest rate of 2.35%. To provide additional financing flexibility, the Company entered into an accounts receivable securitization program, which provides for borrowings up to a maximum of $400 million. At June 30, 2002, the Company had outstanding borrowings under this program of $186 million. Based on the outstanding secured borrowings level of $186 million, the estimated annualized interest rate under this program is 2.46%.

During the second quarter of 2001, the Company increased its medium-term note program from $1.0 billion to $2.2 billion for issuance of debt securities due nine months or more from date of issue. At June 30, 2002, the Company had debt securities outstanding of $850 million under this medium-term note program, with $150 million of this balance due within one year. The Company has remaining availability of $1.2 billion under its medium-term note program for the issuance of new notes.

During the quarter ended March 31, 2002, the Company's credit ratings for long-term debt were lowered by Moody's and by Fitch to Baa1 and A-, respectively. However, in connection with its downgrade, Moody's changed the Company's outlook from negative to stable. Additionally, Fitch lowered the Company's credit rating on short-term debt to F2. On April 23, 2002, Standard & Poor's lowered the Company's credit rating on long-term debt from A- to BBB+, a level equivalent to the Company's current rating from Moody's of Baa1. Standard & Poor's reaffirmed the short-term debt at A2 and maintained the Company's outlook at stable. These credit rating downgrade actions were due to lower earnings as a result of the continued weakened economy, industry factors and other world events. The credit rating downgrades in the first half of 2002 coupled with the downgrades in the fourth quarter of 2001 have resulted in an increase in borrowing rates; however, interest expense for the three and six month periods ended June 30, 2002 is down relative to the three and six month periods ended June 30, 2001 due to lower average debt levels and lower interest rates during the period relative to the prior year.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt, with the exception of a $110 million note due in 2003 and $34 million in term notes that will amortize through 2005 that can be accelerated if the Company's credit rating were to fall below BBB and BBB-, respectively. Further downgrades in the Company's credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives. However, the Company has access to $2.225 billion in committed bank revolving credit facilities to meet unanticipated funding needs should it be necessary. Borrowing rates under these credit facilities are based on the Company's credit rating.

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At June 30, 2002, the maximum guarantees for which the Company could become obligated approximated $368 million. Within the total amount of $368 million, the Company is guaranteeing debt in the amount of $175 million for Kodak Polychrome Graphics, an unconsolidated affiliate in which the Company has a 50% ownership interest. The balance of the amount is principally comprised of other loan guarantees and guarantees of customer amounts due to banks in connection with various banks' financing of customers' purchase of equipment and products from Kodak. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. Management believes the likelihood is remote that material payments will be required under these guarantees.
Relating to the maximum guarantee amount of $368 million, only $167 million of affiliated company and customer debt and other obligations were outstanding at June 30, 2002.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest. At June 30, 2002, the SK Display Corporation had no outstanding debt relating to the loan guarantees.

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

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor (the Vendor) to fulfill its servicing obligations under the leases. The Vendor is currently experiencing financial difficulty, which raises concern about Qualex's ability to procure the required service parts. The lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations. Under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $530 million at June 30, 2002. To mitigate the risk of not being able to fulfill its service obligations, Qualex has built up its inventory of these spare parts and has begun refurbishing used parts. Effective April 3, 2002, Kodak entered into certain agreements with the Vendor under which the Company has committed to pay up to $25 million for: a license relating to the spare parts intellectual property; an equity interest in the intellectual property holding company; an arrangement to purchase spare parts; approximately five percent of the Vendor's outstanding unrestricted voting common stock; and a loan to the Vendor if the Vendor meets certain criteria. A portion of such debt will be convertible into the Vendor's unrestricted voting common stock.

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

Effective April 15, 2002, ESF cured the Termination Event by executing an amendment to the RPA. Under the amended RPA, the maximum borrowings have been lowered to $400 million, and ESF must pay a higher interest rate on outstanding and future borrowings. Additionally, if there were certain changes in control with respect to Dana Corporation or DCC, as defined in the amended RPA, such an occurrence would constitute an event of default. Absent a waiver from the banks, this event of default would create a Termination Event under the amended RPA. The amended RPA arrangement was further amended in July 2002 to extend through 2003. Under the amended RPA arrangement, maximum borrowings were reduced to $370 million. Total outstanding borrowings under the RPA at June 30, 2002 were $370 million.

Dana Corporation's Standard & Poor's and Moody's long-term debt credit ratings have remained at the February 22, 2002 levels of BB and Ba3, respectively. Under the amended RPA, if either of Dana Corporation's long-term debt ratings were to fall below their current respective ratings, such an occurrence would create a Termination Event as defined in the RPA.

The amended RPA arrangement extends through July 2003, at which time the RPA can be extended or terminated. If the RPA were terminated, Qualex would no longer be able to sell its lease receivables to ESF and would need to find an alternative financing solution for future sales of its photofinishing equipment. Under the partnership agreement between Qualex and DCC, subject to certain conditions, ESF has exclusivity rights to purchase Qualex's long-term lease receivables. The term of the partnership agreement continues through October 6, 2003. In light of the timing of the partnership termination, Qualex is currently considering alternative financing solutions for prospective leasing activity with its customers.

At June 30, 2002, the Company had outstanding letters of credit totaling $108 million and surety bonds in the amount of $46 million primarily to ensure the completion of environmental remediations and payment of possible casualty and workers' compensation claims.
-----------------------------------------------------------------------

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

Actual results may differ from those expressed or implied in forward-looking statements. The forward-looking statements contained in this report are subject to a number of risk factors, including the successful: implementation of product strategies (including category expansion, digitization, OLED, and digital products); implementation of intellectual property licensing strategies; development and implementation of e-commerce strategies; completion of information systems upgrades, including SAP; completion of various portfolio actions; reduction of inventories; improvement in manufacturing productivity; improvement in receivables performance; reduction in capital expenditures; improvement in supply chain efficiency; implementation of restructurings, including personnel reductions; development of the Company's business in emerging markets like China, India, Brazil, Mexico, and Russia. The forward-looking statements contained in this report are subject to the following additional risk factors: inherent unpredictability of currency fluctuations and raw material costs and availability; competitive actions, including pricing; the nature and pace of technology substitution, including the analog-to-digital shift; continuing customer consolidation and buying power; general economic and business conditions, including the timing of a business upturn; and other factors disclosed previously and from time to time in the Company's filings with the Securities and Exchange Commission.

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

A sensitivity analysis indicates that if foreign currency exchange rates at June 30, 2002 and 2001 increased 10%, the Company would incur losses of $22 million and $64 million on foreign currency forward contracts outstanding at June 30, 2002 and 2001, respectively. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

A sensitivity analysis indicates that, based on broker-quoted termination values, if the price of silver decreased 10% from spot rates at June 30, 2002 and 2001, the fair value of silver forward contracts would be reduced by $1 million and $21 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a yield-to-maturity analysis, if June 30, 2002 interest rates increased 10% (approximately 42 basis points) with the current period's level of debt, there would be decreases in fair value of short-term and long-term borrowings of $2 million and $20 million, respectively. If June 30, 2001 interest rates increased 10% (approximately 49 basis points) with the June 30, 2001 level of debt, there would be decreases in fair value of short-term and long-term borrowings of $1 million and $31 million, respectively.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at June 30, 2002 was not significant to the Company.
-----------------------------------------------------------------------

                      Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.
-----------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Shareholders of Eastman Kodak Company was held on May 8.

A total of 238,987,288 of the Company's shares were present or represented by proxy at the meeting. This represented more than 81% of the Company's shares outstanding.

The individuals named below were re-elected to a three-year term as Class III Directors:

Name                       Votes Received     Votes Withheld

Richard Braddock              231,800,351          7,186,937
Daniel A. Carp                231,841,694          7,145,594
Durk I. Jager                 231,863,643          7,123,645
Debra L. Lee                  231,793,141          7,194,147

The individuals named below were elected to a one-year term as Class I
Directors:

Name                       Votes Received     Votes Withheld

Timothy M. Donahue            231,766,714          7,220,574
Delano E. Lewis               231,711,557          7,275,731

William W. Bradley, Martha Layne Collins, Hector de J. Ruiz and Laura D'Andrea Tyson all continue as directors of the Company.

The election of PricewaterhouseCoopers LLP as independent accountants was ratified, with 228,913,221 shares voting for, 6,214,703 shares voting against, and 3,859,364 shares abstaining.

The shareholder proposal requesting additional environmental disclosure was defeated, with 9,951,986 shares voting for, 181,771,330 shares voting against, 8,279,176 shares abstaining, and 38,984,796 non-votes.
-----------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 53.

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the quarter ended June 30, 2002.
-----------------------------------------------------------------------

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    August 13, 2002
                                    Robert P. Rozek
                                    Controller
-----------------------------------------------------------------------

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules

Exhibit
Number                                                            Page


(10) S.  Executive Compensation for Excellence and Leadership
         Plan (formerly known as the 2000 Management Variable
         Compensation Plan), as amended and restated effective
         as of January 1, 2002.                                    54


(99.1)   Certification Pursuant to 18 U.S.C. Section 1350, as
         Adopted Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.                                              74


(99.2)   Certification Pursuant to 18 U.S.C. Section 1350, as
         Adopted Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.                                              75

                                                        Exhibit (10) S.

                           EASTMAN KODAK COMPANY

           EXECUTIVE COMPENSATION FOR EXCELLENCE AND LEADERSHIP


Article                                                    Page

1.   Purpose, Effective Date and Term of Plan               55

2.   Definitions                                            55

3.   Eligibility                                            64

4.   Plan Administration                                    64

5.   Forms of Awards                                        65

6.   Setting Performance Goals and Performance Formula      66

7.   Award Determination                                    66

8.   Payment of Awards for a Performance Period             68

9.   Deferral of Awards                                     69

10.  Additional Awards                                      69

11.  Change In Ownership                                    69

12.  Change In Control                                      70

13.  Miscellaneous                                          71



                        2002, Eastman Kodak Company

ARTICLE 1  --  PURPOSE, EFFECTIVE DATE AND TERM OF PLAN

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

1.2  Effective Date

The Plan, in its amended and restated form, will be effective as of January 1, 2002.

1.3  Term

Awards shall not be granted pursuant to the Plan after December 31, 2004; provided, however, the Committee may grant Awards after such date in recognition of performance for a Performance Period completed on or prior to such date.

ARTICLE 2  --  DEFINITIONS

2.1  Actual Award Pool

"Actual Award Pool" means, for a Performance Period, the amount determined in accordance with Section 7.2(d). The Actual Award Pool for a Performance Period determines the aggregate amount of all the Awards that are to be issued under the Plan for such Performance Period.

2.2  Award

"Award" means the compensation granted to a Participant by the Committee for a Performance Period pursuant to Articles 7 and 8. All Awards shall be issued in the form specified by Article 5.

2.3  Award Pool

"Award Pool" means, for a Performance Period, the dollar amount calculated in accordance with Section 7.2(b) by applying the Performance Formula for such Performance Period against the Performance Goals for the same Performance Period.

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

2.10 Change In Ownership

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

2.13 Company

"Company" means Kodak and its Subsidiaries.

2.14 Cost of Capital

"Cost of Capital" means, for a Performance Period, the estimated weighted average of the Company's cost of equity and cost of debt for the Performance Period as determined by the Committee in its sole and absolute discretion. The Committee will determine the Cost of Capital for a Performance Period within the first 90 days of the Performance Period.

2.15 Covered Employee

"Covered Employee" means a Key Employee who is either a "Covered
Employee" within the meaning of Section 162(m) of the Code or a Key Employee who the Committee has identified as a potential "Covered
Employee" within the meaning of Section 162(m) of the Code.

2.16 Disability

"Disability" means a disability under the terms of any long-term disability plan maintained by the Company.

2.17 Economic Profit

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

2.19 Exchange Act or Act

"Exchange Act" or "Act" means the Securities Exchange Act of 1934, as amended from time to time, including rules thereunder and successor provisions and rules thereto.

2.20 Key Employee

"Key Employee" means either (a) a salaried employee of the Company in wage grade 48 or above, or the equivalent thereof; or (b) a salaried employee of the Company who holds a position of responsibility in a managerial, administrative, or professional capacity and is in wage grade 43 or above.

2.21 Kodak

"Kodak" means Eastman Kodak Company.

2.22 Negative Discretion

"Negative Discretion" means the discretion granted to the Committee pursuant to Sections 7.2(c) to reduce or eliminate the portion of the Award Pool allocated to a Covered Employee.

2.23 Net Operating Profit After Tax

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

2.24 Operating Net Assets

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

2.25 Participant

"Participant," means for a Performance Period, a Key Employee who is designated to participate in the Plan for the Performance Period pursuant to Article 3.

2.26 Performance Criteria

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

2.27 Performance Formula

"Performance Formula" means, for a Performance Period, the one or more objective formulas applied against the Performance Goals to determine the Award Pool for the Performance Period. The Performance Formula for a Performance Period shall be established in writing by the Committee within the first 90 days of the Performance Period (or, if later, within the maximum period allowed pursuant to Section 162(m) of the
Code).

2.28 Performance Goals

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

2.29 Performance Period

"Performance Period" means Kodak's fiscal year.

2.30 Plan

"Plan" means the Executive Compensation for Excellence and Leadership plan

2.31 Retirement

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

2.32 Subsidiary

Subsidiary means a corporation or other business entity in which Kodak directly or indirectly has an ownership interest of at least 50%.

2.33 Target Award

"Target Award" means, for a Performance Period, the target award amounts established for each wage grade by the Committee for the Performance Period. A Participant's Target Award for a Performance Period is expressed as a percentage of his or her annual base salary in effect as of the last day of the Performance Period. The Target Awards shall serve only as a guideline in making Awards under the Plan. Depending upon the Committee's exercise of its discretion pursuant to
Section 7.2(e), but subject to Section 7.3, a Participant may receive an Award for a Performance Period that may be more or less than the Target Award for his or her wage grade for that Performance Period. Moreover, the fact that a Target Award is established for a Participant's wage grade for a Performance Period shall not in any manner entitle the Participant to receive an Award for such period.


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

     (b)  the one or more Performance Formulas for the Performance
     Period; and

     (c) an objective means of allocating, on behalf of each Covered Person, a portion of the Award Pool (not to exceed the amount set forth in Section 7.3(b) to be granted, subject to the Committee's exercise of Negative Discretion, for such Performance Period in the event the Performance Goals for such period are attained.


ARTICLE 7  --  AWARD DETERMINATION

7.1  Certification

     (a) In General. As soon as practicable following the availability of performance results for the completed
          Performance Period, the Committee shall determine the Company's performance in relation to the Performance Goals for that period and certify in writing whether the Performance Goals were satisfied.

     (b) Performance Goals Achieved. If the Committee certifies that the Performance Goals for a Performance Period were satisfied, it shall determine the Awards for such Performance Period by following the procedure described in Section 7.2. During the course of this procedure, the Committee shall certify in writing for the Performance Period the amount of:
          (i) the Award Pool; and (ii) the Award Pool to be allocated to each Covered Employee in accordance with Section 7.2(c).

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

7.2  Calculation of Awards

     (a) In General. As detailed below in the succeeding provisions of this Section 7.2, the procedure for determining Awards for a Performance Period involves the following steps:

          (1)  determining the Award Pool;
          (2)  allocating the Award Pool to Covered Employees;
          (3)  determining the Actual Award Pool; and
          (4)  allocating the Actual Award Pool among individual
          Participants other than Covered Employees.

          Upon completion of this process, any Awards earned for the Performance Period shall be paid in accordance with Article 8.

     (b) Determining Award Pool. The Committee shall determine the Award Pool for the Performance Period by applying the Performance Formula for such Performance Period against the Performance Goals for the same Performance Period.

     (c) Allocating Award Pool to Covered Employees. The Committee shall determine, by way of the objective means established pursuant to Article 6, the portion of the Award Pool that is to be allocated to each Covered Employee for the Performance Period. The Committee shall have no discretion to increase the amount of any Covered Employee's Award as so determined, but may through Negative Discretion reduce the amount of or totally eliminate such Award if it determines, in its absolute and sole discretion, that such a reduction or elimination is appropriate.

     (d) Determining Actual Award Pool. The Committee may use its discretion to adjust upward or downward the amount of the Award Pool for any Performance Period. No such adjustment will, however, affect the amount of the Awards paid to the Covered Employees for the Performance Period. To the extent the Committee determines to exercise discretion with regard to the Award Pool for a Performance Period, the amount remaining after such adjustment shall be the Actual Award Pool for the Performance Period. Thus, if the Committee elects not to exercise discretion with respect to the Award Pool for a Performance Period, the amount of the Actual Award Pool for the Performance Period will equal the amount of the Award Pool for such period. Examples of situations where the Committee may choose to exercise this discretion include unanticipated economic or market changes, extreme currency exchange effects, management or significant workforce issues, or dramatic shifts in customer satisfaction.

     (e) Allocating Actual Award Pool to Individual Participants Other Than Covered Employee. Based on such factors, indicia, standards, goals, criteria and/or measures that the Committee shall determine, the Committee shall, in its sole and absolute discretion, determine for each Participant, other than those that are Covered Employees, the portion, if any, of the Actual Award Pool that will be awarded to such Participant for the Performance Period. By way of illustration, and not by way of limitation, the Committee may, but shall not be required to, consider: (1) the Participant's position and level of responsibility, individual merit, contribution to the success of the Company and Target Award; (2) the performance of the Company or the organizational unit of the Participant based upon attainment of financial and other performance criteria and goals; and
          (3) business unit, division or department achievements.

7.3  Limitations on Awards

The provisions of this Section 7.3 shall control over any Plan provision to the contrary.

     (a) Maximum Award Pool. The total of all Awards granted for a Performance Period shall not exceed the amount of the Actual Award Pool for such Performance Period.

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

Intentionally omitted.


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

                                                         Exhibit (99.1)


                         CERTIFICATION PURSUANT TO
                          18 U.S.C. Section 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Eastman Kodak Company (the Company) on Form 10-Q for the three and six month periods ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Daniel A. Carp, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Daniel A. Carp


Daniel A. Carp
Chief Executive Officer
August 12, 2002

                                                         Exhibit (99.2)


                         CERTIFICATION PURSUANT TO
                          18 U.S.C. Section 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Eastman Kodak Company (the Company) on Form 10-Q for the three and six month periods ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert H. Brust, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert H. Brust


Robert H. Brust
Chief Financial Officer
August 12, 2002