Form 10-Q
period 2002-09-30
EASTMAN KODAK CO
filed 2002-11-15
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002
                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
          Class                              September 30, 2002
Common Stock, $2.50 par value                    291,769,113

                       Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(in millions, except per share data)

                                 Three Months Ended    Nine Months Ended
                                    September 30          September 30
                                 ------------------    ------------------

                                    2002      2001         2002     2001

Net sales                         $3,354    $3,308       $9,400   $9,875
Cost of goods sold                 2,066     2,176        6,001    6,338
                                  ------    ------       ------   ------
   Gross profit                    1,288     1,132        3,399    3,537

Selling, general and
 administrative expenses             632       661        1,832    1,864
Research and development costs       188       197          567      572
Goodwill amortization                  -        37            -      116
Restructuring (credits)
 costs and other                      (9)       35           (9)     371
                                  ------    ------       ------   ------
   Earnings from operations          477       202        1,009      614

Interest expense                      40        52          128      171
Other charges                         21        18           74        2
                                  ------    ------       ------   ------
Earnings before income taxes         416       132          807      441
Provision for income taxes            82        36          150      159
                                  ------    ------       ------   ------
   NET EARNINGS                   $  334    $   96       $  657   $  282
                                  ======    ======       ======   ======
Basic and diluted
 earnings per share               $ 1.15    $  .33       $ 2.25   $  .97
                                  ======    ======       ======   ======

Earnings used in basic and
 diluted earnings per share       $  334    $   96       $  657   $  282
Number of common shares used in
 basic earnings per share          291.8     290.9        291.6    290.5
Incremental shares from
 assumed conversion of options       0.0       0.4          0.0      0.5
                                  ------    ------       ------   ------
Number of common shares used in
 diluted earnings per share        291.8     291.3        291.6    291.0
                                  ======    ======       ======   ======

CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS
Retained earnings at beginning
 of period                        $7,467    $7,799       $7,431   $7,869
Net earnings                         334        96          657      282
Cash dividends declared                -      (128)        (262)    (384)
Loss from issuance of treasury
 stock relating to a
 business acquisition                  -         -          (25)       -
                                  ------    ------       ------   ------
Retained earnings
 at end of period                 $7,801    $7,767       $7,801   $7,767
                                  ======    ======       ======   ======

-----------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                           Sept. 30,       Dec. 31,
                                             2002            2001
                                          (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                 $   561         $   448
Receivables, net                            2,301           2,337
Inventories, net                            1,238           1,137
Deferred income taxes                         516             521
Other current assets                          240             240
                                          -------         -------
 Total current assets                       4,856           4,683
                                          -------         -------
Property, plant and equipment, net          5,443           5,659
Goodwill, net                                 975             948
Other long-term assets                      2,192           2,072
                                          -------         -------
 TOTAL ASSETS                             $13,466         $13,362
                                          =======         =======
-----------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current
  liabilities                             $ 3,284         $ 3,276
Short-term borrowings                       1,515           1,534
Accrued income taxes                          551             544
                                          -------         -------
 Total current liabilities                  5,350           5,354

OTHER LIABILITIES
Long-term debt, net of current portion      1,227           1,666
Postemployment liabilities                  2,744           2,728
Other long-term liabilities                   755             720
                                          -------         -------
 Total liabilities                         10,076          10,468

SHAREHOLDERS' EQUITY
Common stock at par                           978             978
Additional paid in capital                    848             849
Retained earnings                           7,801           7,431
Accumulated other comprehensive loss         (518)           (597)
                                          -------         -------
                                            9,109           8,661
Less: Treasury stock at cost                5,719           5,767
                                          -------         -------
 Total shareholders' equity                 3,390           2,894
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $13,466         $13,362
                                          =======         =======

-----------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in millions)

                                                  Nine Months Ended
                                                    September 30
                                                  ------------------
                                                     2002    2001

Cash flows from operating activities:
Net earnings                                       $  657  $  282
Adjustments to reconcile to
net cash provided by operating activities:
  Depreciation and amortization                       601     686
  Gain on sale of assets                              (17)     (1)
  Restructuring (credits) costs and other charges      (9)    488
  Provision for deferred taxes                         32      78
  Decrease (increase) in receivables                  126    (114)
  (Increase) decrease in inventories                  (58)    165
  Decrease in liabilities, excluding borrowings       (35)   (545)
  Other items, net                                      2     126
                                                   ------  ------
    Total adjustments                                 642     883
                                                   ------  ------
    Net cash provided by operating
     activities                                     1,299   1,165
                                                   ------  ------

Cash flows from investing activities:
  Additions to properties                            (362)   (531)
  Net proceeds from sales of businesses/assets         18       -
  Acquisitions, net of cash acquired                   (6)   (246)
  Investments in unconsolidated affiliates            (96)    (99)
  Marketable securities - purchases                   (78)    (42)
  Marketable securities - sales                        61      37
                                                   ------  ------
    Net cash used in investing activities            (463)   (881)
                                                   ------  ------

Cash flows from financing activities:
  Net decrease in borrowings
   with original maturity of
   90 days or less                                    (69)   (448)
  Proceeds from other borrowings                      625   1,768
  Repayment of other borrowings                    (1,015) (1,188)
  Dividend payments                                  (262)   (384)
  Exercise of employee stock options                    2      21
  Stock repurchases                                     -     (44)
                                                   ------  ------
    Net cash used in financing
     activities                                      (719)   (275)
                                                   ------  ------

Effect of exchange rate changes on cash                (4)     (3)
                                                   ------  ------

Net increase in cash and cash equivalents             113       6
Cash and cash equivalents, beginning of year          448     246
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  561  $  252
                                                   ======  ======

-------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Eastman Kodak Company and its subsidiaries (the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications of prior year financial information have been made to conform to the 2002 presentation.
-----------------------------------------------------------------------

NOTE 2:  RECEIVABLES, NET
(in millions)                               Sept.30,     Dec. 31,
                                              2002         2001

Trade receivables                           $2,015       $1,966
Miscellaneous receivables                      286          371
                                            ------       ------
 Total (net of allowances of $118 and $109) $2,301       $2,337
                                            ======       ======

Of the total trade receivable amounts of $2,015 million and $1,966 million as of September 30, 2002 and December 31, 2001, respectively, approximately $338 million and $329 million, respectively, are expected to be settled through customer deductions in lieu of cash payment.
Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying consolidated statement of financial position at each respective balance sheet date.
-----------------------------------------------------------------------

NOTE 3: INVENTORIES, NET
(in millions)                               Sept. 30,    Dec. 31,
                                              2002         2001
At FIFO or average cost
  (approximates current cost)
         Finished goods                     $  916       $  851
         Work in process                       329          318
         Raw materials and supplies            403          412
                                            ------       ------
                                             1,648        1,581
         LIFO reserve                         (410)        (444)
                                            ------       ------
           Total                            $1,238       $1,137
                                            ======       ======
-----------------------------------------------------------------------

NOTE 4: VENTURE INVESTMENT IMPAIRMENTS

During the third quarter of 2002, the Company recorded a total charge of $21 million for other than temporary impairments relating to certain of its strategic and non-strategic venture investments. The strategic venture investment impairment of $13 million and the non-strategic venture investment impairment of $8 million were recorded in selling, general and administrative expenses and other charges, respectively, in the accompanying consolidated statement of earnings.

During the second quarter of 2002, the Company recorded a total charge of $13 million for other than temporary impairments relating to certain of its strategic and non-strategic venture investments. The strategic venture investment impairment of $10 million and the non-strategic venture investment impairment of $3 million were recorded in selling, general and administrative expenses and other charges, respectively.

The charges were taken in the respective quarters in which the available evidence, including subsequent financing rounds, independent valuations, and other factors indicated that the underlying investments were impaired on an other than temporary basis.

The remaining carrying value of all of the Company's venture investments of $34 million at September 30, 2002 is included in other long-term assets in the accompanying consolidated statement of financial position.
-----------------------------------------------------------------------

NOTE 5: SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS

Revolving Credit Facilities

On July 12, 2002, the Company completed the renegotiation of its 364-day revolving credit facility. The new $1.0 billion facility is $225 million lower than the 2001 facility due to a reduction in the Company's commercial paper usage and the establishment of the accounts receivable securitization program. Including the Company's $1.225 billion 5-year facility, which expires in July 2006, the Company's total available committed revolving credit facilities amount to $2.225 billion. There were no amounts outstanding under these facilities at September 30, 2002.

In connection with the renegotiation of the $1.0 billion facility, the covenant under both of the facilities, which previously required the Company to maintain a certain EBITDA (earnings before interest, income taxes, depreciation and amortization) to interest ratio, was changed to a debt to EBITDA ratio. In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. The Company was in compliance with this covenant at September 30, 2002.

Accounts Receivable Securitization Program

In March 2002, the Company entered into an accounts receivable securitization program (the "Program"), which provides the Company with borrowings up to a maximum of $400 million. Under the Program, the Company sells certain of its domestic trade accounts receivable without recourse to EK Funding LLC, a Kodak wholly-owned, consolidated, bankruptcy-remote, limited purpose, limited liability corporation ("EKFC"). Kodak continues to service, administer and collect the receivables. A bank, acting as the Program agent, purchases undivided percentage ownership interests in those receivables on behalf of the conduit purchasers, who have a first priority security interest in the related receivables pool. The receivables pool at September 30, 2002, representing the outstanding balance of the gross accounts receivable sold to EKFC, totaled approximately $681 million. As the Company has the right at any time during the Program to repurchase all of the then outstanding purchased interests for a purchase price equal to the outstanding principal plus accrued fees, the receivables remain on the Company's consolidated statement of financial position, and the proceeds from the sale of undivided interests are recorded as secured borrowings.

As the Program is renewable annually subject to the bank's approval, the secured borrowings under the Program are included in short-term borrowings. The Company expects the Program to be renewed upon its expiration in March 2003. At September 30, 2002, the Company had outstanding secured borrowings under the Program of $180 million.

The cost of the secured borrowings under the Program is comprised of yield, liquidity, conduit, Program and Program agent fees. The yield fee is subject to a floating rate, based on the average of the conduits' commercial paper rates. The total charge for these fees is recorded in interest expense. Based on the outstanding secured borrowings level of $180 million and the average of the conduits' commercial paper rates at September 30, 2002, the estimated annualized borrowing cost rate is 2.44%. Interest expense for both the three and nine month periods ended September 30, 2002 was not material.

The Program agreement contains a number of customary covenants and termination events. Upon the occurrence of a termination event, all secured borrowings under the Program shall be immediately due and payable. The Company was in compliance with all such covenants at September 30, 2002.

LONG-TERM DEBT

In the nine month period ended September 30, 2002, the Company entered into several separate term note arrangements (the "Notes") with an aggregate principal amount of approximately $43 million. The Notes bear interest at annual rates ranging from 5.03% to 6.79% and are payable in 36 monthly installments of principal and interest of approximately $1.3 million. The Notes are collateralized by certain photofinishing equipment. The Notes contain customary representations, warranties, covenants and events of default. The Company was in compliance with all of these provisions under the Notes at September 30, 2002. Of the outstanding principal of $38 million at September 30, 2002, approximately $14 million and $24 million, respectively, were recorded in short-term borrowings and long-term debt, net of current portion, in the accompanying consolidated statement of financial position.
-----------------------------------------------------------------------

NOTE 6: TAXES

The Company recorded a tax benefit of $46 million during the third quarter of 2002 relating to the consolidation of its photofinishing operations in Japan and the loss realized from the liquidation of a subsidiary as part of this consolidation. The Company expects this loss to be utilized during the next five years to reduce taxable income from operations in Japan and, accordingly, has reflected the benefit in the current quarter in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

During the second quarter of 2002, the Company recorded a tax benefit of $45 million relating to the closure of its PictureVision subsidiary. The decision to close the subsidiary was preceded by unsuccessful attempts to sell the subsidiary. As a result of these activities, the Company made the formal decision in the second quarter of 2002 to close the subsidiary, as a determination was made that the business was worthless for tax purposes. Accordingly, the Company recorded a $45 million tax benefit in the second quarter of 2002 based on the Company's remaining tax basis in the PictureVision stock.
-----------------------------------------------------------------------

NOTE 7:  COMMITMENTS AND CONTINGENCIES

Environmental

At September 30, 2002, the Company's undiscounted accrued liability for environmental remediation costs amounted to approximately $152 million and is reported in other long-term liabilities, in the accompanying consolidated statement of financial position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act ("RCRA") at the Kodak Park site in Rochester, NY. As part of this program, the Company has completed the RCRA Facility Assessment ("RFA"), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations ("RFIs") and Corrective Measures Studies ("CMS") for areas at the site. At September 30, 2002, estimated future investigation and remediation costs of $68 million are accrued on an undiscounted basis and are included in the $152 million reported in other long-term liabilities.

Additionally, the Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. In this regard, the Company has been identified as a potentially responsible party ("PRP") in connection with the non-imaging health businesses in five active Superfund sites. At September 30, 2002, estimated future remediation costs of $50 million are accrued on an undiscounted basis and are included in the $152 million reported in other long-term liabilities.

The Company has obligations relating to two former manufacturing sites located outside the United States. Investigations were completed in the fourth quarter of 2001, which facilitated the completion of cost estimates for the future remediation and monitoring of these sites. The Company's obligations with respect to these two sites include an estimate of its cost to repurchase one of the sites and demolish the buildings in preparation for its possible conversion to a public park. The repurchase of the site was completed in the first quarter of 2002. At September 30, 2002, estimated future investigation, remediation and monitoring costs of $29 million are accrued on an undiscounted basis and are included in the $152 million reported in other long-term liabilities.

Additionally, the Company has approximately $5 million accrued on an undiscounted basis in the $152 million reported in other long-term liabilities at September 30, 2002 for remediation relating to other facilities, which are not material to the Company's financial position, results of operations, cash flows or competitive position.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for each site. For these known environmental exposures, the accrual reflects the Company's best estimate of the amount it will incur under the agreed-upon or proposed work plans. The Company's cost estimates were determined using the ASTM Standard E 2137-01 "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters," and have not been reduced by possible recoveries from third parties. The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites. The projects are closely monitored and the models are reviewed as significant events occur or at least once per year.
The Company's estimate includes equipment and operating costs for remediation and long-term monitoring of the sites. The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $32 million over the next eight years. These expenditures are primarily capital in nature and, therefore, are not included in the environmental accrual at September 30, 2002.

The Company is presently designated as a PRP under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the "Superfund Law"), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at six such active sites. With respect to each of these sites, the Company's actual or potential allocated share of responsibility is small. Furthermore, numerous other PRPs have also been designated at these sites and, although the law imposes joint and several liability on PRPs, the Company's historical experience demonstrates that these costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial position, results of operations or cash flows.

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

Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, and the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties. Based upon information presently available, such future costs are not expected to have a material effect on the Company's competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.

Other Commitments and Contingencies

The Company guarantees debt and other obligations under agreements with certain unconsolidated affiliated companies and customers. At September 30, 2002, the maximum guarantees for which the Company could become obligated approximated $334 million. Within the total amount of $334 million, the Company is guaranteeing debt in the amount of $175 million for Kodak Polychrome Graphics, an unconsolidated affiliate in which the Company has a 50% ownership interest. The balance of the amount is principally composed of other loan guarantees and guarantees of customer amounts due to banks in connection with various banks' financing of customers' purchase of equipment and products from Kodak. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. Management believes the likelihood is remote that material payments will be required under these guarantees. Relating to the current guarantee amount of $334 million, only $218 million of unconsolidated affiliated company and customer debt and other obligations were outstanding at September 30, 2002.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest. As of September 30, 2002, the Company has not been required to guarantee any of SK Display Corporation's outstanding debt.

The Company has a commitment under a put option arrangement with an unaffiliated company whereby the shareholders of this entity have the ability to put 100% of the stock to Kodak for total consideration, including the assumption of debt, of approximately $62 million. The option first became exercisable on October 1, 2002 and may be exercised up through December 31, 2002. The Company expects the shareholders of the unaffiliated company to exercise their rights under the put option in the fourth quarter of 2002. If the option were exercised, the cash payment under this commitment would be expected to occur in the first quarter of 2003.

In connection with the Company's investment in China that began in 1998, certain unaffiliated entities invested in two Kodak consolidated companies with the opportunity to put their minority interests to Kodak at any time after the third anniversary, but prior to the tenth anniversary, of the date on which the two companies were established. The total exercise price in connection with these put options, which increases at a rate of 2% per annum, is approximately $97 million at September 30, 2002. The Company expects that the put options will be exercised and the related cash payments will occur over the next twelve months.

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing ("ESF"), which is a joint venture partnership between Qualex and Dana Credit Corporation ("DCC"), a wholly-owned subsidiary of Dana Corporation. Qualex accounts for its investment in ESF under the equity method of accounting. ESF provides a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit. As part of the operations of its photofinishing services, Qualex sells equipment under a sales-type lease arrangement and records a long-term receivable. These long-term receivables are subsequently sold to ESF without recourse to Qualex. ESF incurs long-term debt to finance the purchase of the receivables from Qualex. This debt is collateralized solely by the long-term receivables purchased from Qualex, and in part, by a $60 million guarantee from DCC. Qualex provides no guarantee or collateral to ESF's creditors in connection with the debt, and ESF's debt is non-recourse to Qualex. Qualex's only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases. Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor (the "Vendor") to fulfill its servicing obligations under the leases. The Vendor has been experiencing financial difficulty and its financial condition continues to worsen. The lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations. Under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $504 million at September 30, 2002. To mitigate the risk of not being able to fulfill its service obligations, Qualex has built up its inventory of these spare parts and has begun refurbishing used parts. Effective April 3, 2002, Kodak entered into certain agreements with the Vendor under which the Company has committed to pay up to $25 million for: a license relating to the spare parts intellectual property; an equity interest in the intellectual property holding company; an arrangement to purchase spare parts; approximately five percent of the Vendor's outstanding unrestricted voting common stock; and a loan to the Vendor if the Vendor meets certain criteria. A portion of such debt would be convertible into the Vendor's unrestricted voting common stock. As a result of the steps taken by the Company to mitigate the risk as it relates to its continued ability to procure spare parts, the Company does not anticipate any significant liability arising from any inability to fulfill its servicing obligations under this arrangement.

In December 2001, Standard & Poor's downgraded the credit ratings of Dana Corporation to BB for long-term debt and B for short-term debt, which are below investment grade. This action created a Guarantor Termination Event under the Receivables Purchase Agreement ("RPA") between ESF and its banks. To cure the Guarantor Termination Event, in January 2002, ESF posted $60 million of additional collateral in the form of cash and long-term lease receivables. At that time, if Dana Corporation were downgraded to below BB by Standard & Poor's or below Ba2 by Moody's, that action would constitute a Termination Event under the RPA and ESF would be forced to renegotiate its debt arrangements with the banks. On February 22, 2002, Moody's downgraded Dana Corporation to a Ba3 credit rating, thus creating a Termination Event.

Effective April 15, 2002, ESF cured the Termination Event by executing an amendment to the RPA. Under the amended RPA, the maximum borrowings were lowered to $400 million, and ESF must pay a higher interest rate on outstanding and future borrowings. Additionally, if there were certain changes in control with respect to Dana Corporation or DCC, as defined in the amended RPA, such an occurrence would constitute an event of default. Absent a waiver from the banks, this event of default would create a Termination Event under the RPA. The amended RPA arrangement was further amended in July 2002 to extend through July 2003. Under the amended RPA arrangement, maximum borrowings were reduced to $370 million. Total outstanding borrowings under the RPA at September 30, 2002 were $345 million.

Dana Corporation's Standard & Poor's and Moody's long-term debt credit ratings have remained at the February 22, 2002 levels of BB and Ba3, respectively. Under the amended RPA, if either of Dana Corporation's long-term debt ratings were to fall below their current respective ratings, such an occurrence would create a Termination Event as defined in the RPA.

The amended RPA arrangement extends through July 2003, at which time the RPA can be extended or terminated. If the RPA were terminated, Qualex would no longer be able to sell its lease receivables to ESF and would need to find an alternative financing solution for future sales of its photofinishing equipment. For the nine months ended September 30, 2002, total sales of photofinishing equipment were $8.3 million. Under the partnership agreement between Qualex and DCC, subject to certain conditions, ESF has exclusivity rights to purchase Qualex's long-term lease receivables. The term of the partnership agreement continues through October 6, 2003. In light of the timing of the partnership termination, Qualex is currently considering alternative financing solutions for prospective leasing activity with its customers.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations. Refer to Item 1, Legal Proceedings, on page 66.
-----------------------------------------------------------------------

NOTE 8:  FINANCIAL INSTRUMENTS

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates which may adversely affect its results of operations and financial position. The Company manages such exposures, in part, with derivative financial instruments. The fair value of these derivative contracts is reported in other current assets or accounts payable and other current liabilities in the accompanying consolidated statement of financial position.

Foreign currency forward contracts are used to hedge existing foreign currency denominated assets and liabilities, especially those of the Company's International Treasury Center, as well as forecasted foreign currency denominated intercompany sales. Silver forward contracts are used to mitigate the Company's risk to fluctuating silver prices. The Company's exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. An interest rate swap agreement was used to convert $150 million of floating-rate debt to fixed-rate debt. The Company does not utilize financial instruments for trading or other speculative purposes.

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales. At September 30, 2002, the Company had cash flow hedges for the euro, the Australian dollar, and the Canadian dollar, with maturity dates ranging from October 2002 to December 2002.

At September 30, 2002, the fair value of all open foreign currency forward contracts hedging foreign denominated intercompany sales was an unrealized loss of $6 million, recorded in accumulated other comprehensive loss. If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months. Additionally, realized losses of $3 million, related to closed foreign currency contracts hedging foreign denominated intercompany sales, have been deferred in accumulated other comprehensive loss. These losses will be reclassified into cost of goods sold as the inventory transferred in connection with the intercompany sales is sold to third parties, all within the next twelve months. During the third quarter of 2002, a loss of $10 million was reclassified from accumulated other comprehensive loss to cost of goods sold. Hedge ineffectiveness was insignificant.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings (both in other charges). The majority of the contracts held by the Company are denominated in euros, Australian dollars, Chinese renminbi, and British pounds.

The Company has entered into silver forward contracts that are designated as cash flow hedges of price risk related to forecasted worldwide silver purchases. The Company used silver forward contracts to minimize its exposure to increases in silver prices in 2000, 2001, and 2002. At September 30, 2002, the Company had open forward contracts with maturity dates ranging from October 2002 to March 2003.

At September 30, 2002, the fair value of open silver forward contracts was an unrealized loss of less than $1 million, recorded in accumulated other comprehensive loss. If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months. Additionally, realized gains of $2 million, related to closed silver contracts, have been deferred in accumulated other comprehensive loss. These gains will be reclassified into cost of goods sold as silver-containing products are sold, all within the next twelve months. During the third quarter of 2002, a realized gain of $1 million was recorded in cost of goods sold. Hedge ineffectiveness was insignificant.

In July 2001, the Company entered into an interest rate swap agreement designated as a cash flow hedge of the LIBOR-based floating-rate interest payments on $150 million of debt issued June 26, 2001 and maturing September 16, 2002. The swap effectively converted interest expense on that debt to a fixed annual rate of 4.06%. During the third quarter of 2002, less than $1 million was charged to interest expense related to the swap. There was no hedge ineffectiveness.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at September 30, 2002 was not significant to the Company.

SFAS No. 133 TRANSITION ADJUSTMENT

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

The forward contracts used to hedge existing foreign currency denominated assets and liabilities, especially those of the International Treasury Center, are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings (both in other charges) and are not given hedge accounting treatment. When the Company early-adopted SFAS No. 133 on January 1, 2000, it recorded a loss of $1 million in earnings to adjust the pre-SFAS No. 133 book value of the forward contracts to their market value of $4 million (liability).

Additionally, upon adoption of SFAS No. 133, the existing forward contracts used to hedge forecasted silver purchases were designated as cash flow hedges and the Company recorded a gain of $3 million in accumulated other comprehensive loss to adjust the pre-SFAS No. 133 book value of the forward contracts to their market value of $3 million (asset). These transition adjustments were not displayed in separate captions as cumulative effects of a change in accounting principle due to their immateriality.
-----------------------------------------------------------------------

NOTE 9:  RESTRUCTURING PROGRAM

During the nine month period ended September 30, 2001, as a result of a number of factors, including the ongoing digital transformation, declining photofinishing volumes, the discontinuance of certain product lines, global economic conditions, and the growing presence of business in certain geographies outside the United States, the Company committed to a plan to reduce excess manufacturing capacity, primarily with respect to the production of sensitized goods, to close certain central photofinishing labs in the U.S. and Japan, to reduce selling, general and administrative positions on a worldwide basis and to exit certain businesses. The total restructuring charges in connection with these actions were $369 million and were recorded in the second and third quarters of 2001 (the "Second and Third Quarter 2001 Restructuring Plan"). Due to the continued decline in the global economic conditions and the events of September 11th, the Company committed to further actions in the fourth quarter of 2001 (the "Fourth Quarter 2001 Restructuring Plan") to rationalize the worldwide manufacturing capacity, reduce selling, general and administrative positions on a worldwide basis and to exit certain businesses. The total restructuring charges in connection with these actions were $329 million.

           Second Quarter and Third Quarter 2001 Restructuring Plan

The following table summarizes the activity with respect to the restructuring and asset impairment charges recorded during the second and third quarters of 2001 and the remaining balance in the related restructuring reserves at September 30, 2002:

(in millions)

                                                 Long-lived   Exit
                   Number of Severance Inventory   Assets    Costs
                   Employees  Reserve   Reserve   Reserve   Reserve  Total
                   ---------  -------   -------   -------   -------  -----
Q2, 2001 charges       2,400    $ 127     $57     $ 112     $ 20    $ 316
Q3, 2001 charges         300        7      20        25        1       53
                      ------    -----     ---     -----     ----    -----
Subtotal               2,700      134      77       137       21      369
2001 reversal           (275)     (20)      -         -        -      (20)
2001 utilization      (1,400)     (40)    (77)     (137)      (5)    (259)
                      ------    -----     ---     -----     ----    -----
Balance at 12/31/01    1,025       74       -         -       16       90
Q1, 2002 utilization    (550)     (23)      -         -       (2)     (25)
                      ------    -----     ---     -----     ----    -----
Balance at 3/31/02       475       51       -         -       14       65
Q2, 2002 utilization    (100)     (11)      -         -       (2)     (13)
                      ------    -----     ---     -----     ----    -----
Balance at 6/30/02       375       40       -         -       12       52
Q3, 2002 reversal       (225)     (14)      -         -       (3)     (17)
Q3, 2002 utilization     (50)      (7)      -         -        -       (7)
                      ------    -----     ---     -----     ----    -----
Balance at 9/30/02       100    $  19     $ -     $   -    $   9    $  28

The total restructuring charge of $369 million for the nine months ended September 30, 2001 was composed of severance, inventory writedowns, long-lived asset impairments and exit costs of $134 million, $77 million, $137 million and $21 million, respectively, with $271 million of those charges reported in restructuring (credits) costs and other in the accompanying consolidated statement of earnings. The balance of the charge of $98 million, composed of $77 million for inventory writedowns relating to the product discontinuances and $21 million relating to accelerated depreciation on the long-lived assets accounted for under the held for use model of SFAS No. 121, was reported in cost of goods sold in the accompanying statement of earnings. The severance and exit costs require the outlay of cash, while the inventory writedowns and long-lived asset impairments represent non-cash items.

The severance charge related to the termination of 2,700 employees, including 990 administrative, 800 manufacturing, 760 service and photofinishing and 150 research and development positions. The geographic composition of the employees terminated included 1,110 in the United States and Canada and 1,590 throughout the rest of the world.
The charge for the long-lived asset impairments includes the writeoff of $61 million relating to sensitizing manufacturing equipment, lab equipment and leasehold improvements, and other assets that were scrapped or abandoned immediately and accelerated depreciation of $33 million relating to sensitizing manufacturing equipment, lab equipment and leasehold improvements, and other assets that were to be used until their expected abandonment within the first three months of 2002. The total amount for long-lived asset impairments also includes a charge of $43 million for the writeoff of goodwill relating to the Company's PictureVision subsidiary, the realization of which was determined to be impaired as a result of the Company's acquisition of Ofoto in the second quarter of 2001.

In the fourth quarter of 2001, the Company reversed $20 million of the $134 million in severance charges as certain termination actions, primarily those in the European, African and Middle Eastern Region ("EAMER") and Japan, will be completed at a total cost less than originally estimated. This is the result of a lower actual severance cost per employee as compared with the original amounts estimated and 275 fewer employees being terminated, including approximately 150 service and photofinishing, 100 administrative and 25 R&D.

In the third quarter of 2002, the Company reversed $14 million of the original $134 million in severance charges due primarily to higher rates of attrition than originally expected, lower utilization of training and outplacement services by terminated employees than originally expected and termination actions being completed at an actual cost per employee that was lower than originally estimated. As a result, approximately 225 fewer employees will be terminated, including 100 service and photofinishing, 100 administrative and 25 R&D. Also in the third quarter of 2002, the Company reversed $3 million of exit costs as a result of negotiating lower contract termination payments in connection with business or product line exits.

                    Fourth Quarter, 2001 Restructuring Plan

The following table summarizes the activity with respect to the restructuring and asset impairment charges recorded during the fourth quarter of 2001 and the remaining balance in the related restructuring reserves at September 30, 2002:

(in millions)

                                                 Long-lived   Exit
                   Number of Severance Inventory   Assets    Costs
                   Employees  Reserve   Reserve   Reserve   Reserve  Total
                   ---------  -------   -------   -------   -------  -----
2001 charges           4,500    $ 217     $ 7     $  78     $ 27    $ 329
2001 utilization      (1,300)     (16)     (7)      (78)       -     (101)
                      ------    -----     ---     -----     ----    -----
Balance at 12/31/01    3,200      201       -         -       27      228
Q1, 2002 utilization  (1,725)     (32)      -         -        -      (32)
                      ------    -----     ---     -----     ----    -----
Balance at 3/31/02     1,475      169       -         -       27      196
Q2, 2002 utilization    (550)     (43)      -         -      (10)     (53)
                      ------    -----     ---     -----     ----    -----
Balance at 6/30/02       925      126       -         -       17      143
Q3, 2002 reversal       (275)     (12)      -         -        -      (12)
Q3, 2002 utilization    (125)     (37)      -         -        -      (37)
                      ------    -----     ---     -----     ----    -----
Balance at 9/30/02       525       77     $ -     $   -     $ 17    $  94


The total restructuring charge of $329 million for the fourth quarter of 2001 was composed of severance, inventory writedowns, long-lived asset impairments and exit costs of $217 million, $7 million, $78 million and $27 million, respectively, with $308 million of those charges reported in restructuring (credits) costs and other in the accompanying consolidated statement of earnings. The balance of the charge of $21 million, comprised of $7 million for inventory writedowns relating to the product discontinuances and $14 million relating to accelerated depreciation on the long-lived assets accounted for under the held for use model of SFAS No. 121, was reported in cost of goods sold in the accompanying statement of earnings. The severance and exit costs require the outlay of cash, while the inventory writedowns and long-lived asset impairments represent non-cash items.

The severance charge related to the termination of 4,500 employees, including 1,650 manufacturing, 1,385 administrative, 1,190 service and photofinishing and 275 research and development positions. The geographic composition of the employees terminated included 3,190 in the United States and Canada and 1,310 throughout the rest of the world. The charge for the long-lived asset impairments includes the writeoff of $22 million relating to the sensitizing manufacturing equipment, lab equipment and leasehold improvements, and other assets that were scrapped or abandoned immediately and accelerated depreciation of $17 million relating to sensitizing manufacturing assets, lab equipment and leasehold improvements, and other assets that were to be used until their expected abandonment in the first three months of 2002. The balance of the long-lived asset impairment charge of $39 million includes charges of $30 million relating to the Company's exit of three non-core businesses, and $9 million for the writeoff of long-lived assets in connection with the reorganization of certain of the Company's digital camera manufacturing operations.

In the third quarter of 2002, the Company reversed $12 million of the $217 million in severance charges due primarily to higher rates of attrition than originally expected, lower utilization of training and outplacement services by terminated employees than originally expected and termination actions being completed at an actual cost per employee that was lower than originally estimated. As a result, approximately 275 fewer people will be terminated, including approximately 200 service and photofinishing, 50 manufacturing and 25 administrative.

The remaining actions to be taken by the Company in connection with the Second and Third Quarter, 2001 and the Fourth Quarter, 2001 Restructuring Plans relate primarily to severance and exit costs. The Company has approximately 625 positions remaining to be eliminated as of September 30, 2002. These positions will be eliminated as the Company completes the closure of photofinishing labs in the U.S., and completes the planned downsizing of manufacturing positions in the U.S. and administrative positions outside the U.S. These positions are expected to be eliminated by the end of the fourth quarter of 2002. Total employee terminations from the 2001 restructuring actions are now expected to be approximately 6,425. A significant portion of the severance had not been paid as of September 30, 2002 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time. The Company expects the actions contemplated by the reserve for exit costs to be completed by the end of the fourth quarter of 2002. Most exit costs are expected to be paid during the year following the date of the plan. However, certain costs, such as long-term lease payments, will be paid over periods longer than one year.

                  Third Quarter, 2002 Restructuring Plan

During the third quarter, the Company consolidated and reorganized its photofinishing operations in Japan by closing 8 photofinishing laboratories and transferring the remaining 7 laboratories to a joint venture it entered into with an independent third party. Beginning in the fourth quarter of 2002, the Company will outsource its photofinishing operations to this joint venture. The restructuring charge of $20 million relating to the Photography segment includes a charge for termination-related benefits of approximately $14 million relating to the elimination of approximately 100 positions, which were not transferred to the joint venture, and other statutorily required payments. The positions were eliminated as of September 30, 2002 and the related payments will be made in the fourth quarter of 2002. The remaining restructuring charge of $6 million represents the writedown of long-lived assets held for sale to their fair values based on independent valuations.

During the fourth quarter of 2002, the Company will finalize its plans and begin to implement a series of cost reduction actions that will reduce assets and employment. The Company anticipates taking total restructuring charges in the range of $130 million to $170 million to cover the costs associated with the actions, with approximately $120 million to $150 million of these estimated charges to be recorded in the fourth quarter of 2002. Approximately one-half of these charges will be non-cash. These actions contemplate the elimination of 1,300 to 1,700 positions, with approximately 1,000 of the reductions occurring in the fourth quarter of 2002.
-----------------------------------------------------------------------

NOTE 10:  OTHER ASSET IMPAIRMENTS

In the second quarter of 2001, the Company recorded a $77 million charge associated with the bankruptcy of the Wolf Camera Inc. consumer retail business. This amount is reflected in restructuring (credits) costs and other in the accompanying consolidated statement of earnings.

In the third quarter of 2001, the Company recorded a $42 million charge representing the writeoff of certain lease residuals, receivables and capital assets resulting primarily from technology changes in the transition from optical to digital photofinishing equipment within the Company's onsite photofinishing operations. The charges for the lease residuals and capital assets totaling $19 million have been included in cost of goods sold in the accompanying consolidated statement of earnings. The remaining $23 million has been included in restructuring (credits) costs and other in the accompanying consolidated statement of earnings.
-----------------------------------------------------------------------

NOTE 11:  RETIREMENT PLANS

Plans within the United States

The Company evaluates its expected long-term rate of return on plan asset ("EROA") assumption annually for the Kodak Retirement Income Plan ("KRIP"). To facilitate this evaluation, every two to three years, or when market conditions change materially, the Company undertakes a new asset liability study to reaffirm the current asset allocation and the related EROA assumption. Wilshire Associates, a consulting firm, completed a study in September 2002, which led to several asset allocation shifts and a decrease in the expected long-term return on assets from 9.5% to 9.0%. Accordingly, effective January 1, 2003, the Company expects to change its EROA assumption for KRIP to 9.0%. The KRIP remains overfunded as of September 30, 2002.

Additionally, as a result of the Wilshire study, KRIP will eliminate its investments in specialty sector U.S. equities including its holding of 7.4 million Kodak shares, which the Company contributed to KRIP in November 1995. The Kodak shares represent the only material single-stock investment in the KRIP portfolio. The Company has offered to purchase the shares from the investment manager with the fiduciary responsibility for the Kodak investment, and expects to complete the purchase in the fourth quarter of 2002.

Plans outside the United States

In light of the continuing global decline in the equity markets in 2002, the Company is currently evaluating the various assumptions associated with its plans outside the United States. This includes analyzing the status of plan funding to determine whether or not the Company will have any additional minimum pension liabilities, as defined under SFAS No. 87, "Employers' Accounting for Pensions," for which it would be required to take a charge to equity. In the event that the outcome of such evaluation indicates that the Company has any additional minimum pension liabilities, the Company could mitigate, if not eliminate, the related charge to equity through a contribution to the plans.
-----------------------------------------------------------------------

NOTE 12:  EARNINGS PER SHARE

Options to purchase 35.3 million and 41.9 million shares of common stock at weighted average per share prices of $51.39 and $62.62 for the three months ended September 30, 2002 and 2001, respectively, and options to purchase 27.7 million and 42.2 million shares of common stock at weighted average per share prices of $58.09 and $60.54 for the nine months ended September 30, 2002 and 2001, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods.

Under the stock option exchange program that was disclosed in Note 18 of the Company's 2001 Annual Report on Form 10-K, the Company issued 15,936,621 new options on August 26, 2002 with an exercise price of $31.30. As this exercise price was greater than the average market price of the Company's stock for the three and nine months ended September 30, 2002, the options were not included in the computation of diluted earnings per share for those respective periods.
-----------------------------------------------------------------------

NOTE 13:  COMMON STOCK

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of September 30, 2002 and December 31, 2001. Treasury stock at cost consists of approximately 100 million shares at both September 30, 2002 and December 31, 2001.

The Company's purchase of the Kodak stock within KRIP, as disclosed in
Note 11, will reduce the Company's outstanding shares by approximately
3%.
-----------------------------------------------------------------------

NOTE 14:  COMPREHENSIVE INCOME
(in millions)

                             Three Months Ended     Nine Months Ended
                                September 30          September 30
                             ------------------     -----------------

                              2002        2001         2002      2001

Net income                    $334        $ 96         $657      $282

Unrealized holding gains
 (losses)on marketable
 securities                      6          (2)           8       (14)

Unrealized gains
 from hedging activity           6           0            0        26

Currency translation
 adjustments                   (57)         83           72       (39)
                              ----        ----         ----      ----
Total comprehensive income    $289        $177         $737      $255
                              ====        ====         ====      ====
-----------------------------------------------------------------------

NOTE 15:  SEGMENT INFORMATION
(in millions)

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

As a result of the change in composition of the reportable segments, the accompanying segment information for the three and nine months ended September 30, 2001 has been presented in accordance with the new structure and to conform to the presentation in the Company's 2001 Annual Report on Form 10-K and the presentation for the three and nine months ended September 30, 2002. The Company has three reportable segments: Photography, Health Imaging and Commercial Imaging. The balance of the Company's operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

Segment financial information is shown below.

                              Three Months Ended       Nine Months Ended
                                 September 30            September 30
                              ------------------       -----------------
                                2002        2001          2002      2001

Net sales:
Photography                   $2,409      $2,396        $6,601    $7,025
Health Imaging                   565         545         1,655     1,692
Commercial Imaging               354         343         1,066     1,073
All Other                         26          24            78        85
                              ------      ------        ------    ------
  Consolidated total          $3,354      $3,308        $9,400    $9,875
                              ======      ======        ======    ======



Earnings (loss) from
 operations:
Photography                   $  324      $  223        $  597    $  727
Health Imaging                   126          51           314       257
Commercial Imaging                39          39           133       129
All Other                         (8)        (16)          (21)      (11)
                              ------      ------        ------    ------
  Total of segments              481         297         1,023     1,102

Venture investment
 impairments                     (13)          -           (23)        -
Restructuring credits (costs)
 and asset impairments             9         (95)            9      (411)
Wolf charge                        -           -             -       (77)
                              ------      ------        ------    ------
  Consolidated total          $  477      $  202        $1,009    $  614
                              ======      ======        ======    ======



Net earnings (loss):
Photography                   $  232      $  145        $  410    $  499
Health Imaging                    89          35           221       176
Commercial Imaging                21          17            66        66
All Other                         (9)        (11)          (19)       (7)
                              ------      ------        ------    ------
  Total of segments              333         186           678       734

Venture investment
 impairments                     (21)          -           (34)        -
Restructuring credits (costs)
 and asset impairments             9         (95)            9      (411)
Wolf charge                        -           -             -       (77)
Interest expense                 (40)        (52)         (128)     (171)
Other corporate items              4           1             9         5
Tax benefit - PictureVision
 subsidiary closure                -           -            45         -
Tax benefit - Kodak Imagex
 Japan                            46           -            46         -
Income tax effects on
 above items and taxes
  not allocated to segments        3          56            32       202
                              ------      ------        ------    ------
  Consolidated total          $  334      $   96        $  657    $  282
                              ======      ======        ======    ======

NOTE 16: ACCOUNTING CHANGES

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and, therefore, the results from operations for the three and nine months ended September 30, 2002 excludes amortization expense on goodwill. Under the transitional guidance of SFAS No. 142, the Company was required to perform two steps, step one to test for a potential impairment of goodwill, and step two to measure the impairment loss, if any such loss were identified in the performance of step one. The Company completed step one in its first quarter ended March 31, 2002, which resulted in a finding of no impairment. Accordingly, the performance of step two was not required. Additionally, in the quarter ended March 31, 2002, the Company evaluated the useful lives assigned to its intangible assets, which resulted in no material changes to such useful lives.

Net income and earnings per share for the three and nine months ended September 30, 2001, as adjusted for the exclusion of amortization expense, were as follows:

                                Three Months Ended           Impact of
                                September 30, 2001         Exclusion of
                             ------------------------         Goodwill
                             As Reported  As Adjusted      Amort. Expense
                             -----------  -----------      --------------

Earnings before income
 taxes (as originally
  reported)                     $132         $132              $  -
Adjustment for the
 exclusion of goodwill
  amortization                     -           37                37
                                ----         ----              ----
Earnings before income
 taxes                           132          169                37
Provision for income
 taxes                            36           42                 6
                                ----         ----              ----
Net income                      $ 96         $127              $ 31
                                ====         ====              ====
Basic and diluted
 earnings per share             $.33         $.44              $.11
                                ====         ====              ====

                                Nine Months Ended            Impact of
                                September 30, 2001          Exclusion of
                             ------------------------         Goodwill
                             As Reported  As Adjusted      Amort. Expense
                             -----------  -----------      --------------

Earnings before income
 taxes (as originally
  reported)                     $441        $ 441              $  -
Adjustment for the
 exclusion of goodwill
  amortization                     -          116               116
                                ----        -----              ----
Earnings before income
 taxes                           441          557               116
Provision for income
 taxes                           159          177                18
                                ----        -----              ----
Net income                      $282        $ 380              $ 98
                                ====        =====              ====
Basic and diluted
 earnings per share             $.97        $1.31              $.34
                                ====        =====              ====

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements for the nine months ended September 30, 2002.

Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The adoption of EITF Issue No. 01-09 did not have a material impact on the Company's consolidated statement of earnings.

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when it is incurred and measured initially at fair value. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002, the effective date of SFAS No. 146.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except per share data)

                              Three Months Ended       Nine Months Ended
                                September 30             September 30
                            ----------------------    --------------------
                              2002    2001  Change     2002   2001  Change

Net sales                   $3,354  $3,308  +  1%    $9,400 $9,875  -  5%
Earnings from operations       477     202  +136      1,009    614  + 64
Net earnings                   334      96  +248        657    282  +133
Basic and diluted earnings
 per share                    1.15     .33  +248       2.25    .97  +132


The Company's Results of Operations for the Three and Nine Months Ended September 30, 2002 included the following:

Beginning in the fourth quarter of 2001, the Company changed its operating structure, which was previously comprised of seven business units, to be centered around strategic product groups. In accordance with the change in operating structure, certain of the Company's product groups were realigned and such realignment resulted in changes to the composition of the reportable segments. The Company has three reportable segments: Photography, Health Imaging and Commercial Imaging. The balance of the Company's operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other. The accompanying results for the three and nine months ended September 30, 2002 and 2001 have been reported in accordance with the new operating structure.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and, therefore, net earnings for the three and nine months ended September 30, 2002 of $334 million and $657 million, respectively, or $1.15 and $2.25 per basic and diluted share, respectively, excludes amortization expense on goodwill. Net earnings for the three and nine months ended September 30, 2001 of $96 million and $282 million, respectively, or $0.33 and $0.97 per basic and diluted share, respectively, include amortization expense on goodwill. On a pro forma basis, excluding amortization expense on goodwill, net earnings for the three and nine months ended September 30, 2001 were $127 and $380 million, respectively, or $0.44 and $1.31 per basic and diluted share, respectively.

Net Sales by Reportable Segment and All Other
(in millions)

                          Three Months Ended        Nine Months Ended
                            September 30              September 30
                        -----------------------   ----------------------
                          2002    2001   Change     2002   2001   Change

Photography
  Inside the U.S.       $1,051  $1,107    - 5%    $2,933 $3,334    -12%
  Outside the U.S.       1,358   1,289    + 5      3,668  3,691    - 1
                        ------  ------    ---     ------ ------    ---
Total Photography        2,409   2,396    + 1      6,601  7,025    - 6
                        ------  ------    ---     ------ ------    ---

Health Imaging
  Inside the U.S.          273     267    + 2        791    818    - 3
  Outside the U.S.         292     278    + 5        864    874    - 1
                        ------  ------    ---     ------ ------    ---
Total Health Imaging       565     545    + 4      1,655  1,692    - 2
                        ------  ------    ---     ------ ------    ---

Commercial Imaging
  Inside the U.S.          200     193    + 4        593    605    - 2
  Outside the U.S.         154     150    + 3        473    468    + 1
                        ------  ------    ---     ------ ------    ---
Total Commercial
  Imaging                  354     343    + 3      1,066  1,073    - 1
                        ------  ------    ---     ------ ------    ---

All Other
  Inside the U.S.           13      15    -13         40     53    -25
  Outside the U.S.          13       9    +44         38     32    +19
                        ------  ------    ---     ------ ------    ---
Total All Other             26      24    + 8         78     85    - 8
                        ------  ------    ---     ------ ------    ---
Total Net Sales         $3,354  $3,308    + 1%    $9,400 $9,875    - 5%
                        ======  ======    ===     ====== ======    ===

Earnings (Loss) from Operations by Reportable Segment and All Other
(in millions)

                          Three Months Ended          Nine Months Ended
                             September 30                September 30
                        -----------------------    -----------------------

                          2002    2001   Change      2002     2001  Change

Photography             $  324    $223   + 45%     $  597   $  727   -18%
    Percent of Sales      13.4%    9.3%               9.0%    10.3%

Health Imaging          $  126    $ 51   +147%     $  314   $  257   +22%
    Percent of Sales      22.3%    9.4%              19.0%    15.2%

Commercial Imaging      $   39    $ 39      0%     $  133   $  129   + 3%
    Percent of Sales      11.0%   11.4%              12.5%    12.0%

All Other               $   (8)   $(16)  + 50%     $  (21)  $  (11)  -91%
    Percent of Sales     (30.8%) (66.7%)            (26.9%)  (12.9%)
                        ------    ----   ----      ------   ------   ---

Total of segments       $  481    $297   + 62%     $1,023   $1,102   - 7%
    Percent of Sales      14.3%    9.0%              10.9%    11.2%

Venture investment
 impairments               (13)      -                (23)       -
Restructuring credits
 (costs) and asset
 impairments                 9     (95)                 9     (411)
Wolf charge                  -       -                  -      (77)
                        ------    ----   ----      ------    -----   ---
Consolidated total      $  477    $202   +136%     $1,009    $ 614   +64%
                        ======    ====   ====       =====    =====   ===

Net Earnings (Loss) by Reportable Segment and All Other
(in millions)

                          Three Months Ended         Nine Months Ended
                             September 30               September 30
                        -----------------------    ---------------------
                          2002    2001   Change     2002    2001  Change

Photography             $  232   $ 145   + 60%     $ 410   $ 499  - 18%
    Percent of Sales       9.6%    6.1%              6.2%    7.1%

Health Imaging          $   89   $  35   +154%     $ 221   $ 176  + 26%
    Percent of Sales      15.8%    6.4%             13.4%   10.4%

Commercial Imaging      $   21   $  17   + 24%     $  66   $  66     0%
    Percent of Sales       5.9%    5.0%              6.2%    6.2%

All Other               $   (9)  $ (11)  + 18%     $ (19)  $  (7) -171%
    Percent of Sales     (34.6%) (45.8%)           (24.4%)  (8.2%)
                        ------   -----   ----      -----   -----  ----
Total of segments       $  333   $ 186   + 79%     $ 678   $ 734  -  8%
    Percent of Sales       9.9%    5.6%              7.2%    7.4%


Venture investment
 impairments               (21)      -               (34)      -
Restructuring credits
 (costs) and asset
 impairments                 9     (95)                9    (411)
Wolf charge                  -       -                 -     (77)
Interest expense           (40)    (52)             (128)   (171)
Other corporate items        4       1                 9       5
Tax benefit -
 PictureVision
  subsidiary closure         -       -                45       -
Tax benefit - Kodak
  Imagex Japan              46       -                46       -
Income tax effects on
 above items and taxes
  not allocated to
   segments                  3      56                32     202
                        ------   -----   ----      -----   -----  ----
Total Net Earnings      $  334   $  96   +248%     $ 657   $ 282  +133%
                        ======   =====   ====      =====   =====  ====

-----------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)

                            Three Months Ended       Nine Months Ended
                               September 30             September 30
                          ----------------------   ----------------------
                            2002    2001  Change     2002     2001 Change

Gross profit              $1,288  $1,132   +14%    $3,399   $3,537  - 4%
    Percent of Sales        38.4%   34.2%            36.2%    35.8%
Selling, general and
 administrative expenses  $  632  $  661   - 4%    $1,832   $1,864  - 2%
    Percent of Sales        18.8%   20.0%            19.5%    18.9%
Research and development
 costs                    $  188  $  197   - 5%    $  567   $  572  - 1%
    Percent of Sales         5.6%    6.0%             6.0%     5.8%
Goodwill amortization     $    0      37           $    0   $  116
    Percent of Sales                 1.1%                      1.2%

-----------------------------------------------------------------------

2002 COMPARED WITH 2001

Third Quarter

Consolidated

Net worldwide sales were $3.354 billion for the third quarter of 2002 as compared with $3.308 billion for the third quarter of 2001, representing an increase of $46 million, or 1% as reported, or a decrease of 1% excluding the positive impact of exchange. The increase in sales was comprised of (1) an increase in volume of approximately
1.0 percentage point, driven primarily by volume increases in one-time-use cameras and entertainment origination and print films, and (2) favorable exchange, which increased sales by approximately 2.5 percentage points, partially offset by decreases attributable to price/mix, which reduced third quarter sales by approximately 2.3 percentage points, primarily driven by consumer film and consumer digital cameras.

Net sales in the U.S. were $1.537 billion for the third quarter of 2002 as compared with $1.582 billion for the third quarter of 2001, representing a decrease of $45 million, or 3%. The Company's operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region ("EAMER"), (2) the Asia Pacific region and (3) the Canada and Latin America region. Net sales outside the U.S. were $1.817 billion for the third quarter of 2002 as compared with $1.726 billion for the third quarter 2001, representing an increase of $91 million, or 5% as reported, or flat excluding the positive impact of exchange.

Net sales in the EAMER region were $975 million for the third quarter of 2002 as compared with $887 million for the third quarter of 2001, representing an increase of 10% as reported, or 2% excluding the positive impact of exchange.

Net sales in the Asia Pacific region were $557 million for the third quarter of 2002 as compared with $535 million for the third quarter of 2001, representing an increase of 4% as reported, or 2% excluding the positive impact of exchange.

Net sales in the Canada and Latin America region were $285 million in the current year quarter as compared with $304 million in the prior year quarter, representing a decrease of 6% as reported, with no impact from exchange.

The Company's major emerging markets include Brazil, Mexico, Russia, India, China, Korea, Hong Kong and Taiwan. Net sales in emerging markets were $633 million for the third quarter of 2002 as compared with $578 million for the third quarter of 2001, representing an increase of 10% as reported, or 8% excluding the positive impact of exchange. The emerging market portfolio accounted for approximately 19% of Kodak's worldwide sales and 35% of Kodak's non-U.S. sales in the quarter. Sales growth in China and Russia of 40% and 37%, respectively, was partially offset by declines in Brazil and Mexico of 11% and 4%, respectively. The growth in China resulted from strong business performance for health, entertainment and consumer products and services. The increase in sales in Russia is due to continued success in camera seeding programs there. The declines in Brazil and Mexico are reflective of continued economic weakness in those emerging market countries.

Gross profit was $1.288 billion for the third quarter of 2002 as compared with $1.132 billion for the third quarter of 2001, representing an increase of $156 million, or 14%. The gross profit margin was 38.4% in the current year quarter as compared with 34.2% in the prior year quarter. The increase was primarily attributable to (1) manufacturing productivity/cost, which increased gross profit margins by approximately 4.5 percentage points due to increased volumes, reduced labor expense, favorable materials pricing and improved product yields and (2) costs incurred in the prior year quarter in connection with the Company's restructuring programs, which negatively impacted third quarter 2001 gross profit margins by approximately 1.8 percentage points. These increases were partially offset by product shifts, primarily in the Photography segment, which reduced gross profit margins by approximately 2.0 percentage points.

Selling, general and administrative expenses ("SG&A") were $632 million for the third quarter of 2002 as compared with $661 million for the third quarter of 2001, representing a decrease of $29 million, or 4%. SG&A decreased as a percentage of sales from 20.0% for the third quarter of 2001 to 18.8% for the third quarter of 2002. The decrease in SG&A is primarily attributable to a decline in advertising of $8 million, which was primarily due to planned decreases in advertising for non-media related spend, cost savings resulting from headcount and other non-severance related components of the Company's restructuring programs. These decreases were partially offset by increases of $13 million from venture investment impairments, $11 million from acquisitions in the Photography and Commercial segments and $14 million due to unfavorable exchange.

Research and development costs ("R&D") for the third quarter 2002 were $188 million as compared with $197 million for the third quarter of 2001, representing a decrease of $9 million, or 5%. R&D decreased as a percentage of sales from 6.0% for the third quarter of 2001 to 5.6% for the current year quarter.

Earnings from operations for the third quarter of 2002 were $477 million as compared with $202 million for the third quarter of 2001, representing an increase of $275 million, or 136%. The increase in earnings from operations was primarily the result of (1) improved gross profit margins, (2) a decrease in SG&A, (3) a decrease in R&D and (4) the reversal of restructuring charges of $29 million relating to costs originally recorded as part of the Company's 2001 restructuring programs. These increases were partially offset by a restructuring charge of $20 million recorded in the current quarter, which related to the consolidation of the photofinishing operations in Japan.

During the third quarter of 2002, earnings from operations were impacted by an adjustment of incentive compensation accrual rates, which affect wage dividend and management compensation payouts. The incentive compensation program is based on annual goals for economic profit and revenue growth. Although the Company exceeded goals on economic profit, lower than forecasted revenue led to the determination that expected payouts will be lower than previously targeted levels. As a result, the accruals for the first six months of 2002 were adjusted by approximately $23 million and the new accrual rate was reduced by approximately $12 million for the remainder of the year, creating an accrual adjustment, that increased third quarter earnings on a quarter sequential basis by approximately $35 million. The quarter sequential impacts on gross profit, SG&A and R&D were approximately $23 million, $6 million and $6 million, respectively. Including the adjustment for incentive compensation in the current year quarter, the incentive compensation accruals for the third quarter of 2002 as compared with the third quarter of 2001 were not materially different.

Interest expense for the third quarter of 2002 was $40 million as compared with $52 million for the third quarter of 2001, representing a decrease of $12 million, or 23%. The decrease in interest expense is primarily attributable to lower average borrowing levels and lower interest rates in the third quarter of 2002 relative to the prior year quarter. The other charges component includes principally investment income, income and losses from equity investments, foreign exchange and gains and losses on the sales of assets and investments. Other charges for the third quarter of 2002 were $21 million as compared with $18 million for the third quarter of 2001. The increase in other charges is primarily attributable to increased losses from the equity in the losses of the Company's joint venture investments and venture asset impairments, partially offset by gains from property sales.

The Company's effective tax rate decreased from 27% for the third quarter of 2001 to 20% for the third quarter of 2002. The effective tax rate of 20% for the third quarter of 2002 is primarily attributable to a $46 million tax benefit relating to the consolidation of the Company's photofinishing operations in Japan and the loss realized from the liquidation of a subsidiary as part of that consolidation. The effective tax rate of 27% for the third quarter of 2001 is primarily attributable to an $11 million tax benefit related to favorable tax settlements. Excluding the $11 million tax benefit from the prior year quarter provision and the $46 million tax benefit from the current quarter provision, the effective tax rate decreased from 33% to 29%. The lower effective tax rate for the current year quarter is primarily attributable to the tax effect from the elimination of goodwill amortization and expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S.

Net earnings for the third quarter of 2002 were $334 million, or $1.15 per basic and diluted share, as compared with net earnings for the third quarter of 2001 of $96 million, or $.33 per basic and diluted share, representing an increase of $238 million. The increase in net earnings is primarily attributable to the reasons described above and the elimination of goodwill amortization in 2002.


Photography

Net worldwide sales for the Photography segment were $2.409 billion for the third quarter of 2002 as compared with $2.396 billion for the third quarter of 2001, representing an increase of $13 million, or 1% as reported, or a decrease of 2% excluding the positive impact of exchange. The increase in sales was comprised of (1) an increase in volume of approximately 1.2 percentage points and (2) favorable exchange of 2.7 percentage points, partially offset by price/mix declines of approximately 3.0 percentage points.

Photography segment net sales in the U.S. were $1.051 billion for the third quarter of 2002 as compared with $1.107 billion for the third quarter of 2001, representing a decrease of $56 million, or 5%. Photography segment net sales outside the U.S. were $1.358 billion for the third quarter of 2002 as compared with $1.289 billion for the third quarter of 2001, representing an increase of $69 million, or 5%.

Net worldwide sales of consumer film products, including 35mm film, Advantix film and one-time-use cameras, decreased 1% in the third quarter of 2002 as compared with the third quarter of 2001, reflecting a 5% decline due to price/mix, partially offset by increases due to exchange and volume of 3% and 1%, respectively. Sales of the Company's consumer film products within the U.S. decreased 3% in the third quarter of 2002 as compared with the prior year quarter, reflecting a 6% decline due to price/mix, partially offset by a 3% increase in volume. Sales of the Company's consumer film products outside the U.S. increased 1%, reflecting flat volumes and a 5% increase due to exchange, partially offset by a 4% decline due to price/mix.

The U.S. film industry volume decreased 3% in the third quarter of 2002 as compared with the prior year quarter due to continuing economic weakness. The Company's blended U.S. consumer film share increased on a volume basis in the third quarter of 2002 relative to the prior year quarter, as share management programs are achieving their planned objectives. The Company believes it will maintain full-year U.S. market share as it has done for the past four consecutive years.

Net worldwide sales of consumer color paper remained unchanged in the third quarter of 2002 as compared with the third quarter of 2001, reflecting declines due to volume and price/mix of 1% and 2%, respectively, offset by an increase due to exchange of 3%. Net sales of consumer color paper in the U.S. decreased 7% in the third quarter of 2002 as compared with the prior year quarter, reflecting a 7% decline due to decreases in volume and flat price/mix. Net sales of consumer color paper outside of the U.S. increased 3%, reflecting increases due to volume and exchange of 2% and 4%, respectively, partially offset by a 3% decline due to price/mix.

Net worldwide photofinishing sales, including Qualex in the U.S. and Consumer Imaging Services ("CIS") outside the U.S., increased 1% in the third quarter of 2002 as compared with the third quarter of 2001, reflecting favorable exchange, which was partially offset by lower volumes. In the U.S., Qualex's processing volumes (wholesale and on-site) decreased 11% in the third quarter of 2002 as compared with the prior year quarter, reflecting the effects of a continued weak film industry and the adverse impact of several hundred store closures by a major U.S. retailer. During the current year quarter, CIS revenues in Europe benefited from the acquisition of (1) Spector Photo Group's wholesale photofinishing and distribution activities in France, Germany, and Austria, (2) ColourCare Limited's wholesale processing and printing operations in the United Kingdom and (3) Percolor photofinishing operations in Spain.

Net sales from the Company's consumer digital products and services, which include Picture Maker kiosks/media and consumer digital services revenue from Picture CD, "You've Got Pictures", and Retail.com, remained essentially unchanged in the third quarter of 2002 as compared with the third quarter of 2001. Lower sales of Picture Maker kiosks were partially offset by an increase in sales of consumer digital services. Net worldwide sales of thermal media used in Picture Maker kiosks increased 16% in the third quarter of 2002 as compared with the prior year quarter.

The average penetration rate for the number of rolls scanned at Qualex's wholesale labs averaged 8.1% for the third quarter of 2002, reflecting an increase from the 7.0% rate in the second quarter of 2002 and the 5.8% rate in the third quarter of 2001. The growth was driven by continued consumer acceptance of Picture CD and Retail.com. In addition, the number of images scanned in the third quarter of 2002 increased 20% as compared with the third quarter of 2001.

Net worldwide sales of consumer digital cameras increased 12% in the third quarter of 2002 as compared with the third quarter of 2001, reflecting an increase in volume and favorable exchange, partially offset by a decline in price. While industry supply for CCD sensors remains somewhat constrained, the Company is favorably positioned and has adequate product supply for the important fourth quarter selling season.

Consumer digital camera market share declined modestly during the third quarter of 2002 on a quarter sequential basis, due to a combination of end-of-life product transition to new EasyShare camera models and component supply challenges in the quarter, both of which constrained the number of cameras available for sale.

Net worldwide sales of inkjet photo paper increased 25% in the third quarter of 2002 as compared with the third quarter of 2001. The Company maintained its top two market share position in the United States quarter sequentially. The double-digit revenue growth and the maintenance of market share are primarily attributable to strong underlying market growth, continued promotional activity at key accounts and continued increases in merchandising efforts.

The Company's Ofoto business more than doubled its sales in the third quarter of 2002 as compared with the prior year quarter and is on plan to more than double full year 2001 revenues in 2002. Ofoto now has 5 million members and is consistently achieving a repeat customer purchase rate of greater than 50%.

Net worldwide sales of professional sensitized products, including color negative, color reversal and commercial black and white films and sensitized paper, decreased 11% in the third quarter of 2002 as compared with the third quarter of 2001, reflecting primarily a decline in volume. Excluding the favorable impact of exchange, net worldwide sales of professional sensitized products declined 13%. Overall sales declines were primarily the result of ongoing digital substitution and continued economic weakness in markets worldwide.

Net worldwide sales of origination and print film to the entertainment industry increased 19% in the third quarter of 2002 as compared with the third quarter of 2001, reflecting primarily higher volumes resulting from increased television and feature film production.

Gross profit for the Photography segment was $931 million for the third quarter of 2002 as compared with $895 million for the third quarter of 2001, representing an increase of $36 million or 4%. The gross profit margin was 38.7% in the current year quarter as compared with 37.4% in the prior year quarter. The 1.3 percentage point increase was primarily attributable to an increase in manufacturing productivity that favorably impacted gross profit margins by approximately 4.0 percentage points from the prior year quarter, partially offset by a decline in price/mix from the prior year quarter that reduced gross profit margins by approximately 2.7 percentage points.

SG&A expenses for the Photography segment decreased $27 million, or 5%, from $509 million in the third quarter of 2001 to $482 million in the third quarter of 2002. As a percentage of sales, SG&A expense decreased from 21.2% in the third quarter of 2001 to 20.0% in the current year quarter. The decrease in SG&A is primarily attributable to planned decreases in advertising relating to non-media spend, which accounted for approximately $9 million of the decrease in SG&A expenses and cost savings due to headcount and other non-severance related components of the Company's restructuring programs, partially offset by an increase of $5 million from Consumer Imaging Services photofinishing acquisitions in Europe and an increase of $11 million due to unfavorable exchange.

R&D costs for the Photography segment decreased $11 million, or 8%, from $136 million in the third quarter of 2001 to $125 million in the third quarter of 2002. As a percentage of sales, R&D costs decreased from 5.7% in the prior year quarter to 5.2% in the third quarter of 2002. The decrease in cost is primarily attributable to cost savings due to headcount and other non-severance related components of the Company's restructuring programs.

Earnings from operations for the Photography segment increased $101 million, or 45%, from $223 million in the third quarter of 2001 to $324 million in the third quarter of 2002, for the reasons described above and the elimination of goodwill amortization in 2002, which was $27 million in the third quarter of 2001.


Health Imaging

Net worldwide sales for the Health Imaging segment were $565 million for the third quarter of 2002 as compared with $545 million for the third quarter of 2001, representing an increase of $20 million, or 4% as reported, or 1% excluding the favorable impact of exchange. The increase in sales was comprised of (1) an increase in volume of approximately 2.2 percentage points, primarily due to digital media, analog medical film and equipment services and (2) an increase from favorable exchange of approximately 2.4 percentage points, partially offset by a decrease in price/mix of approximately 1.0 percentage point, primarily driven by digital media and analog medical film.

Net sales in the U.S. were $273 million for the current year quarter as compared with $267 million for the prior year quarter, representing an increase of $6 million, or 2%. Net sales outside the U.S. were $292 million for the third quarter of 2002 as compared with $278 million for the third quarter of 2001, representing an increase of $14 million, or 5% as reported, or 1% excluding the favorable impact of exchange.

Net worldwide sales of digital products, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services and Picture Archiving and Communications Systems ("PACS"), increased 6% in the third quarter of 2002 as compared with the third quarter of 2001. The increase in digital product sales was primarily attributable to higher volumes of digital media, service, digital capture and PACS. Service revenues increased in the current year quarter as compared with the prior year quarter due to an increase in digital equipment service contracts during the quarter. Digital capture and PACS volume increased as the market for these products continues to grow.

Net worldwide sales of traditional products, including analog film, equipment, chemistry and services, increased 1% in the third quarter of 2002 as compared with the third quarter of 2001. Analog film products (excluding specialty films) decreased 1% in the current year quarter as compared with the prior year quarter, reflecting declines due to price/mix, partially offset by higher volume. Higher volumes in the Greater Asia and EAMER regions drove the overall growth in traditional film. Traditional product volumes in the U.S. were flat, but continued to show year-over-year growth in sales to customers, who are members in the Novation Group Purchasing Organization ("Novation GPO"). Mammography and Oncology sales increased 14% in the third quarter of 2002 compared with the third quarter of 2001, reflecting higher volumes partially offset by declines in price.

Gross profit for the Health Imaging segment was $246 million for the third quarter of 2002 as compared with $189 million in the third quarter of 2001, representing an increase of $57 million, or 30%. The gross profit margin was 43.5% in the current quarter as compared with 34.6% in the prior year quarter. The increase in the gross profit margin of 8.9 percentage points was principally attributable to (1) favorable cost and manufacturing productivity, which increased gross margin by approximately 8.0 percentage points, primarily due to favorable media and equipment manufacturing productivity led by DryView digital media, analog medical film, laser imaging equipment and PACS, complemented by lower service costs and improved supply chain management and (2) price/mix, which increased gross profit by approximately 1.0 percentage point due to favorable mix from the growth of DryView laser media and digital services, partially offset by declining digital laser media and analog medical film prices outside the U.S.

The Company substantially completed the conversions of customers to the Novation GPO in the second and third quarters of 2001, and, therefore, the Company does not anticipate that this arrangement will have any additional significant potential impact on gross profit trends in the future as was experienced in 2001.

SG&A expenses for the Health Imaging segment decreased $8 million, or 9%, from $90 million for the third quarter of 2001 to $82 million for the second quarter of 2002. As a percentage of sales, SG&A expenses decreased from 16.5% for the prior year quarter to 14.6% for the current year quarter. The decrease in SG&A expenses is primarily attributable to expense management.

R&D costs decreased 8% from $40 million for the third quarter of 2001 to $37 million for the third quarter of 2002. As a percentage of sales, R&D costs decreased from 7.5% for the third quarter of 2001 to 6.6% for the third quarter of 2002.

Earnings from operations for the Health Imaging segment increased $75 million, or 147%, from $51 million for the third quarter of 2001 to $126 million for the third quarter of 2002. The increase in earnings from operations and the resulting operational earnings margin are primarily attributable to the combined effects of gross profit margin improvements, lower SG&A and R&D expenses and the elimination of goodwill amortization in 2002, which was $6 million in the third quarter of 2001.


Commercial Imaging

Net worldwide sales for the Commercial Imaging segment were $354 million for the third quarter of 2002 as compared with $343 million, representing an increase of $11 million, or 3% as reported, or 2% excluding the favorable impact of exchange, which was driven by the Encad acquisition, an increase of 1.0 percentage point due to price/mix and an increase of 1.5 percentage points due to exchange.

Net sales in the U.S. were $200 million for the current year quarter as compared with $193 million for the prior year quarter, representing an increase of $7 million, or 4%. Net sales outside the U.S. were $154 million in the third quarter of 2002 as compared with $150 million for the prior year quarter, or an increase of 3% as reported, unchanged excluding the impact of exchange.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics ("KPG"), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased 12% in the third quarter of 2002 as compared with the third quarter of 2001, primarily reflecting volume declines in graphic arts film. This reduction resulted largely from digital technology substitution and the effect of continuing economic weakness in the commercial printing market. The Company's equity in the earnings of KPG contributed positive results to other charges during the third quarter of 2002, which were not material to the Company's results from operations.

NexPress, the unconsolidated joint venture between Kodak and Heidelberg in which the Company has a 50% ownership interest, has taken orders for approximately 200 units through September 2002, with average monthly page volumes for these units running higher than planned.

Gross profit for the Commercial Imaging segment was $107 million for the third quarter of 2002 as compared with $110 million in the third quarter of 2001, representing a decrease of $3 million, or 3%. The gross profit margin was 30.3% in the current quarter as compared with 32.0% in the prior year quarter. The decrease in the gross profit margin of 1.7 percentage points was primarily attributable to price/mix impacts, which reduced gross profit margins by approximately 3.0 percentage points, partially offset by manufacturing productivity/cost improvements, which increased gross profit margins by 1.4 percentage points.

SG&A expenses for the Commercial Imaging segment decreased $3 million, or 7%, from $53 million for the third quarter of 2001 to $50 million for the third quarter of 2002. As a percentage of sales, SG&A expenses decreased from 15.6% for the prior year quarter to 14.1% for the current year quarter. The primary contributors to the decrease in SG&A expenses for the third quarter 2002 were cost reductions in the quarter that were partially offset by the Encad acquisition, which increased SG&A by $6 million.

R&D costs for the Commercial Imaging segment increased from $13 million for the third quarter of 2001 to $18 million for the third quarter of 2002. As a percentage of sales, R&D costs increased from 3.9% for the third quarter of 2001 to 5.2% for the third quarter of 2002.

Earnings from operations for the Commercial Imaging segment remained unchanged at $39 million including the elimination of goodwill amortization in 2002, which was $4 million in the third quarter of 2001.


All Other

Net worldwide sales for All Other were $26 million for the third quarter of 2002 as compared with $24 million for the third quarter of 2001, representing an increase of $2 million, or 8%. Net sales in the U.S. were $13 million in the current year quarter as compared with $15 million for the prior year quarter, representing a decrease of $2
million, or 13%.   Net sales outside the U.S. were $13 million in the
third quarter of 2002 as compared with $9 million in the prior year quarter, representing an increase of $4 million, or 44%.

SK Display Corporation, the OLED manufacturing joint venture between Kodak and Sanyo, continued production scale-up with the goal of supplying production quantity OLED screens to the marketplace in 2003.

The loss from operations for All Other was $8 million in the third quarter of 2002 as compared with the loss from operations of $16 million in the third quarter of 2001.

Year to Date

Consolidated

Net worldwide sales were $9.400 billion for the nine months ended September 30, 2002 as compared with $9.875 billion for the nine months ended September 30, 2001, representing a decrease of $475 million, or 5% as reported, with no impact from exchange. Declines in volume accounted for approximately 2.7 percentage points of the sales decrease, driven primarily by volume decreases in traditional film and Qualex processing. Declines in price/mix reduced sales for the current nine month period by approximately 2.7 percentage points, driven primarily by traditional consumer film products and health film and laser imaging systems.

Net sales in the U.S. were $4.357 billion for the current year period as compared with $4.810 billion for the prior year period, representing a decrease of $453 million, or 9%. Net sales outside the U.S. were $5.043 billion for the current year period as compared with $5.065 billion for the prior year period, representing a decrease of $22 million as reported, or a decrease of 1% excluding the favorable impact of exchange.

Net sales in the EAMER region for the first nine months of 2002 were $2.627 billion as compared with $2.561 billion for the first nine months of 2001, representing an increase of 3% as reported, or no change excluding the favorable impact of exchange.

Net sales in the Asia Pacific region for the first nine months of 2002 were $1.619 billion as compared with $1.635 billion for the first nine months of 2001, representing a decrease of 1% as reported, or no change excluding the negative impact of exchange.

Net sales in the Canada and Latin America region for the first nine months of 2002 were $797 million as compared with $869 million for the first nine months of 2001, representing a decrease of 8% as reported, or 7% excluding the negative impact of exchange.

Net sales for all Emerging Market countries were $1.782 billion for the nine months ended September 30, 2002 as compared with $1.753 billion for the nine months ended September 30, 2001, representing an increase of $29 million, or 2%. Sales growth in China and Russia of 22% and 17%, respectively, were the primary drivers of the increase in sales in Emerging Market countries, partially offset by decreased sales in Argentina, Brazil and Mexico of 56%, 6% and 6%, respectively. The sales growth in Russia is a result of continued success in camera seeding programs there. Sales growth in China resulted from strong business performance for health, entertainment and consumer products and services. The sales declines in Argentina, Brazil and Mexico are reflective of the continued economic weakness currently being experienced by many Latin American emerging market countries. The emerging market portfolio accounted for approximately 19% and 35% of the Company's worldwide and non-U.S. sales, respectively, in the current nine month period.

Gross profit was $3.399 billion for the nine months ended September 30, 2002 as compared with $3.537 billion for the nine months ended September 30, 2001, representing a decrease of $138 million, or 4%.
The gross profit margin was 36.2% in the current year period as compared with 35.8% in the prior year period. The increase of 0.4 percentage points was primarily attributable to manufacturing productivity/cost, which favorably impacted gross profit margins by approximately 1.6 percentage points year-over-year due to reduced labor expense, favorable materials pricing and improved product yields. This increase was also attributable to costs associated with restructuring and the exit of an equipment manufacturing facility incurred in the first nine months of 2001 but not in the current year nine month period, which negatively impacted gross profit margins for the first nine months of 2001 by approximately 1.4 percentage points. The positive impacts to gross profit were partially offset by year-over-year price/mix declines, which reduced gross profit margins
by approximately 2.5 percentage points.   The price/mix decreases were
primarily related to declining prices on consumer film, health laser imaging systems and consumer color paper, and product shifts primarily in the Photography segment.

SG&A expenses were $1.832 billion for the nine months ended September 30, 2002 as compared with $1.864 billion for the nine months ended September 30, 2001, representing a decrease of $32 million, or 2%. SG&A increased as a percentage of sales from 18.9% for the prior year period to 19.5% for the current year period. The net decrease in SG&A is primarily attributable to the cost savings from the headcount and other non-severance related components of the Company's restructuring programs, plus a $10 million decline in advertising costs related to planned decreases in advertising for non-media related spend, offset by acquisitions in the Photography and Commercial segments, strategic venture asset impairments of $23 million and the impact of unfavorable exchange, which increased SG&A expense by $8 million.

R&D costs remained relatively flat at $567 million for the nine months ended September 30, 2002 as compared with $572 million for the nine months ended September 30, 2001, representing a decrease of $5 million, or 1%. R&D increased slightly as a percentage of sales from 5.8% for the prior year period to 6.0% for the current year period.

Earnings from operations for the nine months ended September 30, 2002 were $1.009 billion as compared with $614 million for the nine months ended September 30, 2001, representing an increase of $395 million, or 64%. The increase in earnings from operations was primarily the result of $506 million of restructuring costs, other non-recurring items and costs associated with the exit of an equipment manufacturing facility in the first nine months of 2001 and lower overall spending. The increase in earnings from operations resulting from these cost reduction measures was partially offset by strategic venture asset impairments of $23 million and a decrease in gross profit margins measured on an operational basis, or excluding the impact of restructuring, in the current year period as a result of continued economic weakness in markets worldwide. The increase in earnings from operations in the current year period was also impacted by the elimination of goodwill amortization. Earnings from operations for the first nine months of 2001 of $614 million included goodwill amortization expense of $116 million.

Interest expense for the nine months ended September 30, 2002 was $128 million as compared with $171 million for the nine months ended September 30, 2001, representing a decrease of $43 million, or 25%. The decrease in interest expense is primarily attributable to lower average borrowing levels and lower interest rates in the first nine months of 2002 relative to the first nine months of 2001. Other charges for the current year period were a net charge of $74 million as compared with a net charge of $2 million for the prior year period. The increase in other charges is primarily attributable to gains on the sale of stock investments in the first nine months of 2001, increased losses in the first nine months of 2002 from the Company's NexPress and Phogenix joint ventures as these business ventures are in the early stages of bringing their offerings to market, non-strategic venture investment impairments in the first nine months of 2002, losses in the first nine months of 2002 related to minority interests and an increase in foreign exchange losses in the current year period. This activity was partially offset by a gain recognized on the sale of assets in the current quarter.

The Company's effective tax rate decreased from 36% for the nine months ended September 30, 2001 to 19% for the nine months ended September
30, 2002. The effective tax rate of 19% for the current year period is primarily attributable to (1) a $45 million tax benefit recorded in the second quarter of 2002 in connection with the closure of the Company's PictureVision subsidiary and (2) a $46 million tax benefit recorded in the third quarter relating to the consolidation of the Company's photofinishing operations in Japan and the loss realized from the liquidation of a subsidiary as part of that consolidation. The effective tax rate of 36% for the prior year period is primarily attributable to a reduction in tax benefits from certain restructuring costs incurred in the second and third quarters of 2001, which do not provide a tax benefit to the Company, partially offset by favorable tax settlements of $11 million reported in the third quarter of 2001. Excluding the impacts of restructuring and the favorable tax settlements from the 2001 year-to-date provision and excluding the tax benefits from the closure of the Company's PictureVision subsidiary and the consolidation of the Company's photofinishing operations in Japan from the 2002 year-to-date provision, the effective tax rate decreased from 33% for the nine months ended September 30, 2001 to 29% for the nine months ended September 30, 2002. The lower effective tax rate for the current year period is primarily attributable to the tax effect from the elimination of goodwill amortization and expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S.

Net earnings for the nine months ended September 30, 2002 were $657 million, or $2.25 per basic and diluted share, as compared with net earnings for the nine months ended September 30, 2001 of $282 million, or $.97 per basic and diluted share, representing an increase of $375 million, or 133%. The increase in net earnings is primarily attributable to the reasons outlined above and the elimination of goodwill amortization in 2002.

Photography

Net worldwide sales for the Photography segment were $6.601 billion for the nine months ended September 30, 2002 as compared with $7.025 billion for the nine months ended September 30, 2001, representing a decrease of $424 million, or 6% as reported, or 7% excluding the positive impact of exchange. Approximately 3.4 percentage points of the decrease was attributable to declines in volume, driven primarily by volume decreases in traditional film and Qualex processing.
Declines in price/mix reduced sales for the current nine month period by approximately 3.3 percentage points, driven primarily by consumer film products. Favorable exchange of 0.7 percentage points partially offset the negative impact of price/mix.

Photography segment net sales in the U.S. were $2.933 billion for the current year period as compared with $3.334 billion for the prior year period, representing a decrease of $401 million, or 12%. Photography segment net sales outside the U.S. were $3.668 billion for the current year period as compared with $3.691 billion for the prior year period, representing a decrease of $23 million, or 1% as reported, or 2% excluding the positive impact of exchange.

Net worldwide sales of consumer film products, including 35mm film, Advantix film and one-time-use cameras, decreased 8% in the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001, reflecting declines due to lower volumes of 4% and negative price/mix of 5%, partially offset by the 1% favorable impact of exchange. Sales of the Company's consumer film products within the U.S. decreased 15% in the current year period as compared with the prior year period, reflecting declines due to lower volumes of 10% and negative price/mix of 5%. The lower film product sales are attributable to a declining industry demand driven by a weak economy. Sales of the Company's consumer film products outside the U.S. decreased 2%, reflecting negative price/mix of 4%, partially offset by the 2% favorable impact of exchange.

The U.S. film industry volume decreased approximately 3% in the nine month period ended September 30, 2002 as compared with the nine month period ended September 30, 2001 due to continuing economic weakness. The Company's blended U.S. consumer film share was down 2.1 percentage points on a volume basis in the first nine months of 2002 relative to the first nine months of 2001, while the Company's quarterly market share improved against the second quarter of 2002 as share management programs were achieving their planned objectives. The Company believes it will maintain full-year U.S. market share as it has done for the past four consecutive years.

Net worldwide sales of consumer color paper decreased 4% in the nine month period ended September 30, 2002 as compared with the nine month period ended September 30, 2001, reflecting declines due to volume and price/mix of 2% and 3%, respectively, partially offset by 1% favorable impact of exchange. Net sales of consumer color paper in the U.S. decreased 8% in the current year period as compared with the prior year period, driven entirely by lower volumes. Net sales of consumer color paper outside of the U.S. decreased 1%, reflecting a 4% decline related to negative price/mix, partially offset by a 2% increase in volume and 1% favorable impact of exchange.

Net worldwide photofinishing sales, including Qualex in the U.S. and Consumer Imaging Services ("CIS") outside the U.S., decreased 3% in the nine month period ended September 30, 2002 as compared with the nine month period ended September 30, 2001, 4% of which was attributable to lower volumes, partially offset by 1% favorable impact of exchange. In the U.S., Qualex's processing volumes (wholesale and on-site) decreased approximately 13% in the first nine months of 2002 as compared with the first nine months of 2001, reflecting the effects of a continued weak film industry and the adverse impact of several hundred store closures by a major U.S. retailer. During the current year period, CIS revenues in Europe benefited from the acquisition of (1) Spector Photo Group's wholesale photofinishing and distribution activities in France, Germany, and Austria, (2) ColourCare Limited's wholesale processing and printing operations in the United Kingdom and (3) Percolor photofinishing operations in Spain.

Net sales from the Company's consumer digital products and services, which include Picture Maker kiosks/media and consumer digital services revenue from Picture CD, "You've Got Pictures", and Retail.com, decreased 3% in the nine month period ended September 30, 2002 as compared with the nine month period ended September 30, 2001, primarily due to the lower sales of Picture Maker kiosks. The Company has broadly enabled the retail industry in the U.S. with its Picture Maker kiosks and is focused on bringing to market new kiosk offerings, creating new kiosk channels, expanding internationally and continuing to increase the media burn per kiosk. Net worldwide sales of thermal media used in Picture Maker kiosks increased 16% in the current year period as compared with the prior year period.

The average penetration rate for the number of rolls scanned at Qualex's wholesale labs averaged 7.4% for the nine month period ended September 30, 2002, reflecting an increase from the 4.9% rate in the nine month period ended September 30, 2001. The growth was driven by continued consumer acceptance of Picture CD and Retail.com. During the first nine months of 2002, Shoppers Drug Mart, Safeway, Target and Albertson's stores were added as new Retail.com customers. In addition, the number of images scanned in the current year period increased 26% as compared with the prior year period.

Net worldwide sales of consumer digital cameras decreased 1% in the nine month period ended September 30, 2002 as compared with the nine month period ended September 30, 2001. Although the EasyShare consumer digital camera system continued to gain strong consumer acceptance during the current year period, high demand depleted the Company's current supply of product more quickly than anticipated, while component shortages, specifically sourced CCD sensors, delayed the planned availability of new models. However, the Company is now favorably positioned and has adequate product supply for the important fourth quarter selling season.

Consumer digital camera market share declined modestly during the first nine months of 2002 as compared with the first nine months of 2001 due to a combination of end-of-life product transitions to new EasyShare camera models, and component supply challenges, both of which constrained the number of cameras available for sale.

Net worldwide sales of inkjet photo paper increased 35% in the nine month period ended September 30, 2002 as compared with the nine month period ended September 30, 2001, primarily due to higher volumes.
The double-digit revenue growth and the maintenance of market share are primarily attributable to strong underlying market growth, continued promotional activity at key accounts, success in broadening channel distribution and continued increases in merchandising efforts.

Net worldwide sales of professional sensitized products, including color negative, color reversal and commercial black and white films and sensitized paper, decreased 14% in the nine month period ended September 30, 2002 as compared with the nine month period ended September 30, 2001, reflecting primarily a decline in volume, with no impact from exchange. Overall sales declines were primarily the result of ongoing digital substitution and continued economic weakness in markets worldwide.

Net worldwide sales of origination and print film to the entertainment industry decreased 4% in the nine month period ended September 30, 2002 as compared with the nine month period ended September 30, 2001, reflecting declines primarily due to lower volumes. The decrease in volumes of net worldwide film sales was primarily attributable to strong sales in the U.S. for the nine month period ended September 30, 2001 due to the entertainment industry strike threats which caused the industry to pull the majority of their production forward to the first six months of the prior year, coupled with the effect of a depressed economy which slowed the demand for film to be used for advertising purposes.

Gross profit for the Photography segment was $2.377 billion for the nine month period ended September 30, 2002 as compared with $2.629 billion for the nine month period ended September 30, 2001, representing a decrease of $252 million or 10%. The gross profit margin was 36.0% in the current year period as compared with 37.4% in the prior year period. The 1.4 percentage point decrease was primarily attributable to decreases in price/mix that impacted gross profit margins by approximately 2.9 percentage points, partially offset by an increase in productivity/cost that impacted gross margins by 1.5 percentage points.

SG&A expenses for the Photography segment were $1.395 billion for the nine month period ended September 30, 2002 as compared with $1.421 billion for the nine month period ended September 30, 2001, representing a decrease of $26 million or 2%. As a percentage of sales, SG&A expense increased from 20.2% in the prior year period to 21.1% in the current year period. The net decrease in SG&A is primarily attributable to the cost savings from the headcount and other non-severance related components of the Company's restructuring programs and reductions in advertising costs related to planned decreases in advertising for non-media related spend, partially offset by increases in SG&A expense related to CIS photofinishing acquisitions in Europe and the impact of unfavorable exchange, which increased SG&A expense by $7 million.

R&D costs for the Photography segment decreased $10 million or 3% from $396 million in the nine month period ended September 30, 2001 to $386 million in the nine month period ended September 30, 2002. As a percentage of sales, R&D costs increased from 5.6% in the prior year period to 5.8% in the current year period.

Earnings from operations for the Photography segment decreased $130 million, or 18%, from $727 million in the nine month period ended September 30, 2001 to $597 million in the nine month period ended September 30, 2002, reflecting the combined effects of lower sales and a lower gross profit margin, partially offset by SG&A and R&D cost reductions and the elimination of goodwill amortization in 2002, which was $85 million in the first nine months of 2001.


Health Imaging

Net worldwide sales for the Health Imaging segment were $1.655 billion for the nine month period ended September 30, 2002 as compared with $1.692 billion for the nine month period ended September 30, 2001, representing a decrease of $37 million, or 2% as reported, with no impact from exchange. The decrease in sales was attributable to declines in price/mix of approximately 2.5 percentage points related to the health laser imaging systems and analog medical film, partially offset by slight increases related to volumes and favorable exchange.

Net sales in the U.S. were $791 million for the current year period as compared with $818 million for the prior year period, representing a decrease of $27 million, or 3%. Net sales outside the U.S. were $864 million for the first nine months of 2002 as compared with $874 million for the first nine months of 2001, representing a decrease of $10 million, or 1% as reported, or 2% excluding the positive impact of exchange.

Net worldwide sales of digital products, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services and Picture Archiving and Communications Systems ("PACS"), increased 2% in the nine month period ended September 30, 2002 as compared with the nine month period ended September 30, 2001. The increase in digital product sales was primarily attributable to higher digital media, service, digital capture and PACS volumes as the market for these products continues to grow. Service revenues increased in the current year period as compared with the prior year period due to an increase in digital equipment service contracts during the first nine months of 2002.

Net worldwide sales of traditional products, including analog film, equipment, chemistry and services, decreased 6% in the nine month period ended September 30, 2002 as compared with the nine month period ended September 30, 2001. Analog film products (excluding specialty films) decreased 8% in the first nine months of 2002 as compared with the first nine months of 2001, reflecting declines due to volume and price/mix. Analog film volumes in the U.S. increased in the current year period as compared with the prior year period as a result of the Novation GPO contract conversions in 2001, but were offset by declines in other parts of the world, including Latin America, which was due to economic difficulties. Although analog film volumes declined on a worldwide basis, current sales levels reflect an increase in traditional film market share. Mammography and Oncology sales increased 4% in the current year period as compared with the prior year period, reflecting higher volumes partially offset by decreases in price.

Gross profit for the Health Imaging segment was $677 million for the nine month period ended September 30, 2002 as compared with $666 million for the nine month period ended September 30, 2001, representing an increase of $11 million, or 2%. The gross profit margin was 40.9% in the first nine months of 2002 as compared with 39.4% in the first nine months of 2001. The 1.5 percentage point increase was attributable to productivity/cost improvements, which increased gross profit margins by 2.9 percentage points due to favorable media and equipment manufacturing productivity led by DryView digital media, analog medical film, laser imaging equipment, and PACS, which was complemented by lower service costs and improved supply chain management. The positive effects of productivity/cost on gross profit margins was partially offset by a decrease in price/mix that impacted margins by approximately 1.5 percentage points due to declining digital laser media and analog medical film prices outside the U.S.

The Company substantially completed the conversion of customers to the Novation GPO in the second and third quarters of 2001 and, therefore, the Company does not anticipate that this arrangement will have any additional significant potential impacts on gross profit trends in the future as was experienced in 2001.

SG&A expenses for the Health Imaging segment decreased $22 million, or 8%, from $275 million for the nine month period ended September 30, 2001 to $253 million for the nine month period ended September 30, 2002. As a percentage of sales, SG&A expenses decreased from 16.3% for the first nine months of 2001 to 15.3% for the first nine months of 2002. The decrease in SG&A expenses is primarily a result of cost reduction activities and expense management.

R&D costs for the Health Imaging segment decreased $3 million, or 3%, from $114 million for the first nine months of 2001 to $111 million for the first nine months of 2002. As a percentage of sales, R&D costs remained constant at 6.7% for both periods.

Earnings from operations for the Health Imaging segment increased $57 million, or 22%, from $257 million for the nine month period ended September 30, 2001 to $314 million for the nine month period ended September 30, 2002. The increase in earnings from operations and the resulting operational earnings margin are primarily attributable to the combined effects of improvements in gross profit margins, lower SG&A and R&D expenses, and the elimination of goodwill amortization in 2002, which was $20 million in the first nine months of 2001.


Commercial Imaging

Net worldwide sales for the Commercial Imaging segment were $1.066 billion for the nine month period ended September 30, 2002 as compared with $1.073 billion for the nine month period ended September 30, 2001, representing a decrease of $7 million, or 1%, with no impact from exchange. The decrease in sales was attributable to a decline in volumes of approximately 2 percentage points related to graphic arts products and Imagelink products, partially offset by increases related to price/mix, which had a favorable impact on margins of approximately
0.7 percentage points.

Net sales in the U.S. were $593 million for the first nine months of 2002 as compared with $605 million for the first nine months of 2001, representing a decrease of $12 million, or 2%. Net sales outside the U.S. were $473 million in the current year period as compared with $468 million in the prior year period, representing an increase of $5 million, or 1%, or no change excluding the favorable impact of exchange.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics ("KPG"), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased 10% in the nine month period ended September 30, 2002 as compared with the nine month period ended September 30, 2001, primarily reflecting volume declines in graphic arts film. This reduction resulted largely from digital technology substitution and the effect of continuing economic weakness in the commercial printing market. The Company's equity in the earnings of KPG contributed positive results to other charges during the first nine months of 2002, which were not material to the Company's results from operations.

Gross profit for the Commercial Imaging segment was $328 million for the nine month period ended September 30, 2002 as compared with $338 million for the nine month period ended September 30, 2001, representing a decrease of $10 million, or 3%. The gross profit margin was 30.8% for the first nine months of 2002 as compared with 31.5% for the first nine months of 2001. The decrease in the gross profit margin of 0.7 percentage points was primarily attributable to declines related to price/mix, which reduced margins by approximately 1.8 percentage points, partially offset by productivity/cost improvements which increased margins by 1.0 percentage point.

SG&A expenses for the Commercial Imaging segment decreased $6 million, or 4%, from $155 million for the nine month period ended September 30, 2001 to $149 million for the nine month period ended September 30, 2002. As a percentage of sales, SG&A expenses decreased slightly from 14.4% for the first nine months of 2001 to 14.0% for the first nine months of 2002. The primary contributors to the decrease in SG&A expenses were cost reductions from the prior year restructuring actions which had a larger impact on the results of the first nine months of 2002 as compared with the first nine months of 2001, partially offset by the acquisition of Encad in the third quarter of 2002, which increased SG&A by $16 million.

R&D costs for the Commercial Imaging segment increased $4 million, or 10%, from $42 million for the first nine months of 2001 to $46 million for the first nine months of 2002. As a percentage of sales, R&D costs increased from 3.9% for the prior year period to 4.3% for the current year period.

Earnings from operations for the Commercial Imaging segment increased $4 million, or 3%, from $129 million in the nine month period ended September 30, 2001 to $133 million in the nine month period ended September 30, 2002. The increase in earnings from operations is primarily attributable to overall expense management and the elimination of goodwill amortization in 2002, which was $11 million in the first nine months of 2001, partially offset by a decrease in sales and a lower gross profit margin.


All Other

Net worldwide sales for All Other were $78 million for the nine month period ended September 30, 2002 as compared with $85 million for the nine month period ended September 30, 2001, representing a decrease of $7 million, or 8%. Net sales in the U.S. were $40 million in the first nine months of 2002 as compared with $53 million for the first nine
months of 2001, representing a decrease of $13 million, or 25%.   Net
sales outside the U.S. were $38 million in the current year period as compared with $32 million in the prior year period, representing an increase of $6 million, or 19%.

The loss from operations for All Other was $21 million in the nine month period ended September 30, 2002 as compared with a loss from operations of $11 million in the nine month period ended September 30, 2001, representing a decrease of $10 million. The decrease in earnings from operations was primarily attributable to reduced earnings in the Company's Sensor and Global Manufacturing Services businesses and increased costs incurred for the continued development of the OLED business.

RESTRUCTURING

During the nine month period ended September 30, 2001, as a result of a number of factors, including the ongoing digital transformation, declining photofinishing volumes, the discontinuance of certain product lines, global economic conditions, and the growing presence of business in certain geographies outside the United States, the Company committed to a plan to reduce excess manufacturing capacity, primarily with respect to the production of sensitized goods, to close certain central photofinishing labs in the U.S. and Japan, to reduce selling, general and administrative positions on a worldwide basis and to exit certain businesses. The total restructuring charges in connection with these actions were $369 million and were recorded in the second and third quarters of 2001 (the "Second and Third Quarter 2001 Restructuring Plan"). Due to the continued decline in the global economic conditions and the events of September 11th, the Company committed to further actions in the fourth quarter of 2001 (the "Fourth Quarter 2001 Restructuring Plan") to rationalize the worldwide manufacturing capacity, reduce selling, general and administrative positions on a worldwide basis and to exit certain businesses. The total restructuring charges in connection with these actions were $329 million.


           Second Quarter and Third Quarter 2001 Restructuring Plan

The following table summarizes the activity with respect to the restructuring and asset impairment charges recorded during the second and third quarters of 2001 and the remaining balance in the related restructuring reserves at September 30, 2002:

(in millions)

                                                 Long-lived   Exit
                   Number of Severance Inventory   Assets    Costs
                   Employees  Reserve   Reserve   Reserve   Reserve  Total
                   ---------  -------   -------   -------   -------  -----
Q2, 2001 charges       2,400    $ 127     $57     $ 112     $ 20    $ 316
Q3, 2001 charges         300        7      20        25        1       53
                      ------    -----     ---     -----     ----    -----
Subtotal               2,700      134      77       137       21      369
2001 reversal           (275)     (20)      -         -        -      (20)
2001 utilization      (1,400)     (40)    (77)     (137)      (5)    (259)
                      ------    -----     ---     -----     ----    -----
Balance at 12/31/01    1,025       74       -         -       16       90
Q1, 2002 utilization    (550)     (23)      -         -       (2)     (25)
                      ------    -----     ---     -----     ----    -----
Balance at 3/31/02       475       51       -         -       14       65
Q2, 2002 utilization    (100)     (11)      -         -       (2)     (13)
                      ------    -----     ---     -----     ----    -----
Balance at 6/30/02       375       40       -         -       12       52
Q3, 2002 reversal       (225)     (14)      -         -       (3)     (17)
Q3, 2002 utilization     (50)      (7)      -         -        -       (7)
                      ------    -----     ---     -----     ----    -----
Balance at 9/30/02       100    $  19     $ -     $   -     $  9    $  28

The total restructuring charge of $369 million for the nine months ended September 30, 2001 was composed of severance, inventory writedowns, long-lived asset impairments and exit costs of $134 million, $77 million, $137 million and $21 million, respectively, with $271 million of those charges reported in restructuring (credits) costs and other in the accompanying consolidated statement of earnings. The balance of the charge of $98 million, composed of $77 million for inventory writedowns relating to the product discontinuances and $21 million relating to accelerated depreciation on the long-lived assets accounted for under the held for use model of SFAS No. 121, was reported in cost of goods sold in the accompanying statement of earnings. The severance and exit costs require the outlay of cash, while the inventory writedowns and long-lived asset impairments represent non-cash items.

The severance charge related to the termination of 2,700 employees, including 990 administrative, 800 manufacturing, 760 service and photofinishing and 150 research and development positions. The geographic composition of the employees terminated included 1,110 in the United States and Canada and 1,590 throughout the rest of the world.
The charge for the long-lived asset impairments includes the writeoff of $61 million relating to sensitizing manufacturing equipment, lab equipment and leasehold improvements, and other assets that were scrapped or abandoned immediately and accelerated depreciation of $33 million relating to sensitizing manufacturing equipment, lab equipment and leasehold improvements, and other assets that were to be used until their expected abandonment within the first three months of 2002. The total amount for long-lived asset impairments also includes a charge of $43 million for the writeoff of goodwill relating to the Company's PictureVision subsidiary, the realization of which was determined to be impaired as a result of the Company's acquisition of Ofoto in the second quarter of 2001.

In the fourth quarter of 2001, the Company reversed $20 million of the $134 million in severance charges as certain termination actions, primarily those in EAMER and Japan, will be completed at a total cost less than originally estimated. This is the result of a lower actual severance cost per employee as compared with the original amounts estimated and 275 fewer employees being terminated, including approximately 150 service and photofinishing, 100 administrative and 25 R&D.


In the third quarter of 2002, the Company reversed $14 million of the original $134 million in severance charges due primarily to higher rates of attrition than originally expected, lower utilization of training and outplacement services by terminated employees than originally expected and termination actions being completed at an actual cost per employee that was lower than originally estimated. As a result, approximately 225 fewer employees will be terminated, including 100 service and photofinishing, 100 administrative and 25 R&D. Also in the third quarter of 2002, the Company reversed $3 million of exit costs as a result of negotiating lower contract termination payments in connection with business or product line exits.

                    Fourth Quarter, 2001 Restructuring Plan

The following table summarizes the activity with respect to the restructuring and asset impairment charges recorded during the fourth quarter of 2001 and the remaining balance in the related restructuring reserves at September 30, 2002:

(in millions)

                                                 Long-lived   Exit
                   Number of Severance Inventory   Assets    Costs
                   Employees  Reserve   Reserve   Reserve   Reserve  Total
                   ---------  -------   -------   -------   -------  -----
2001 charges           4,500    $ 217     $ 7     $  78     $ 27    $ 329
2001 utilization      (1,300)     (16)     (7)      (78)       -     (101)
                      ------    -----     ---     -----     ----    -----
Balance at 12/31/01    3,200      201       -         -       27      228
Q1, 2002 utilization  (1,725)     (32)      -         -        -      (32)
                      ------    -----     ---     -----     ----    -----
Balance at 3/31/02     1,475      169       -         -       27      196
Q2, 2002 utilization    (550)     (43)      -         -      (10)     (53)
                      ------    -----     ---     -----     ----    -----
Balance at 6/30/02       925      126       -         -       17      143
Q3, 2002 reversal       (275)     (12)      -         -        -      (12)
Q3, 2002 utilization    (125)     (37)      -         -        -      (37)
                      ------    -----     ---     -----     ----    -----
Balance at 9/30/02       525    $  77     $ -     $   -     $ 17    $  94


The total restructuring charge of $329 million for the fourth quarter of 2001 was composed of severance, inventory writedowns, long-lived asset impairments and exit costs of $217 million, $7 million, $78 million and $27 million, respectively, with $308 million of those charges reported in restructuring (credits) costs and other in the accompanying consolidated statement of earnings. The balance of the charge of $21 million, comprised of $7 million for inventory writedowns relating to the product discontinuances and $14 million relating to accelerated depreciation on the long-lived assets accounted for under the held for use model of SFAS No. 121, was reported in cost of goods sold in the accompanying statement of earnings. The severance and exit costs require the outlay of cash, while the inventory writedowns and long-lived asset impairments represent non-cash items.

The severance charge related to the termination of 4,500 employees, including 1,650 manufacturing, 1,385 administrative, 1,190 service and photofinishing and 275 research and development positions. The geographic composition of the employees terminated included 3,190 in the United States and Canada and 1,310 throughout the rest of the world. The charge for the long-lived asset impairments includes the writeoff of $22 million relating to the sensitizing manufacturing equipment, lab equipment and leasehold improvements, and other assets that were scrapped or abandoned immediately and accelerated depreciation of $17 million relating to sensitizing manufacturing assets, lab equipment and leasehold improvements, and other assets that were to be used until their expected abandonment in the first three months of 2002. The balance of the long-lived asset impairment charge of $39 million includes charges of $30 million relating to the Company's exit of three non-core businesses, and $9 million for the writeoff of long-lived assets in connection with the reorganization of certain of the Company's digital camera manufacturing operations.

In the third quarter of 2002, the Company reversed $12 million of the $217 million in severance charges due primarily to higher rates of attrition than originally expected, lower utilization of training and outplacement services by terminated employees than originally expected and termination actions being completed at an actual cost per employee that was lower than originally estimated. As a result, approximately 275 fewer people will be terminated, including approximately 200 service and photofinishing, 50 manufacturing and 25 administrative.

The remaining actions to be taken by the Company in connection with the Second and Third Quarter, 2001 and the Fourth Quarter, 2001 Restructuring Plans relate primarily to severance and exit costs. The Company has approximately 625 positions remaining to be eliminated as of September 30, 2002. These positions will be eliminated as the Company completes the closure of photofinishing labs in the U.S., and completes the planned downsizing of manufacturing positions in the U.S. and administrative positions outside the U.S. These positions are expected to be eliminated by the end of the fourth quarter of 2002. Total employee terminations from the 2001 restructuring actions are now expected to be approximately 6,425. A significant portion of the severance had not been paid as of September 30, 2002 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time. The Company expects the actions contemplated by the reserve for exit costs to be completed by the end of the fourth quarter of 2002. Most exit costs are expected to be paid during the year following the date of the plan. However, certain costs, such as long-term lease payments, will be paid over periods longer than one year.

Cost savings related to the Second Quarter and Third Quarter 2001
Restructuring Plan and the Fourth Quarter 2001 Restructuring Plan actions are still expected to approximate $450 million.

                  Third Quarter, 2002 Restructuring Plan

During the third quarter, the Company consolidated and reorganized its photofinishing operations in Japan by closing 8 photofinishing laboratories and transferring the remaining 7 laboratories to a joint venture it entered into with an independent third party. Beginning in the fourth quarter of 2002, the Company will outsource its photofinishing operations to this joint venture. The restructuring charge of $20 million relating to the Photography segment includes a charge for termination-related benefits of approximately $14 million relating to the elimination of approximately 100 positions, which were not transferred to the joint venture, and other statutorily required payments. The positions were eliminated as of September 30, 2002 and the related payments will be made in the fourth quarter of 2002. The remaining restructuring charge of $6 million represents the writedown of long-lived assets held for sale to their fair values based on independent valuations.

During the fourth quarter of 2002, the Company will finalize its plans and begin to implement a series of cost reduction actions that will reduce assets and employment. The Company anticipates taking total restructuring charges in the range of $130 million to $170 million to cover the costs associated with the actions, with approximately $120 million to $150 million of these estimated charges to be recorded in the fourth quarter of 2002. Approximately one-half of these charges will be non-cash. These actions contemplate the elimination of 1,300 to 1,700 positions, with approximately 1,000 of the reductions occurring in the fourth quarter of 2002. The cost savings from these actions are expected to be about $200 million annually, with about one-half of that amount to be realized in 2003.
-----------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements for the nine months ended September 30, 2002.

Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The adoption of EITF Issue No. 01-09 did not have a material impact on the Company's consolidated statement of earnings.

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when it is incurred and measured initially at fair value. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002, the effective date of SFAS No. 146.
-----------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $113 million from December 31, 2001 to $561 million at September 30, 2002. The increase resulted primarily from $1,299 million of cash flows from operating activities, partially offset by $463 million of cash flows used in investing activities and $719 million of cash used in financing activities.

The net cash provided by operating activities of $1,299 million for the nine month period ended September 30, 2002 was partially attributable to (1) net earnings of $657 million which, when adjusted for depreciation and amortization, provided $1,258 million of operating cash and (2) a decrease in accounts receivable of $126 million. This was partially offset by an increase in inventories of $58 million, a decrease in liabilities excluding borrowings of $35 million, related primarily to severance payments for restructuring programs, and a gain on the sale of assets of $17 million. The net cash used in investing activities of $463 million was utilized primarily for capital expenditures of $362 million, investments in unconsolidated affiliates of $96 million, business acquisitions of $6 million and net purchases of marketable securities of $17 million. The net cash used in financing activities of $719 million was primarily the result of net debt repayments of $459 million and dividend payments of $262 million.

Net working capital, excluding short-term borrowings, increased to $1,021 million at September 30, 2002 from $863 million at December 31, 2001. This increase is primarily attributable to higher cash and inventory balances and a lower accrued income taxes balance, partially offset by an increase in accounts payable and other current liabilities and lower receivables.

The Company's primary estimated future uses of cash for 2002 include the following: dividend payments, capital expenditures, severance payments in connection with its 2001 restructuring plans, debt reductions, the purchase of the Company's stock from KRIP, the potential funding of the Company's pension plans outside the United States (in the event the Company incurs any additional minimum pension liabilities and the Company makes a contribution to the respective plans to mitigate, or eliminate, the equity charge), and acquisitions, including the potential exercise of the minority interest put options.

In October 2001, the Company's Board of Directors approved a change in the dividend policy from quarterly dividend payments to semi-annual payments, which, when declared, will be paid on the Company's 10th business day each July and December to shareholders of record on the first business day of the preceding month. On April 11, 2002, the Company's Board of Directors declared a semi-annual cash dividend of $0.90 per share on the outstanding common stock of the Company. This dividend was paid on July 16, 2002 to shareholders of record at the close of business on June 3, 2002. On October 10, 2002, the Company's Board of Director's declared a semi-annual cash dividend of $.90 per share on the outstanding common stock of the Company. This dividend will be paid to the shareholders of record at the close of business on December 13, 2002.

Capital additions were $362 million in the first three quarters of 2002, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements and ongoing environmental and safety initiatives. For the full year 2002, the Company expects its capital spending, excluding acquisitions and equipment purchased for lease, to be in the range of $550 million to $600 million. Based on the year-to-date experience and historical spending patterns, the capital spending is in line with the full-year plan.

The Company anticipates the net cash cost of the restructuring charge recorded in 2001 to be approximately $182 million after tax, which will be recovered through cost savings in 2002. In the first nine months ended September 30, 2002, the Company expended $167 million against the related restructuring reserves, primarily for the payment of severance benefits. The remaining severance-related actions associated with the total 2001 restructuring charge will be completed by year-end 2002. Terminated employees can elect to receive severance payments for up to two years following their date of termination.

The Company currently expects to fund expenditures for dividend payments, capital requirements, severance, the Kodak stock purchase from KRIP, the potential funding of pension plans outside the United States (in the event the Company incurs additional minimum pension liabilities and the Company makes a contribution to the respective plans to mitigate, or eliminate, the equity charge), acquisitions (including cash requirements in connection with the exercise of the put options) and liquidity needs from cash generated from operations. Cash balances and financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

On July 12, 2002, the Company completed the renegotiation of its 364-day revolving credit facility ("364-Day Facility"). The new $1.0 billion facility is $225 million lower than the 2001 facility due to a reduction in the Company's commercial paper usage and the establishment of the accounts receivable securitization program. As a result, the Company now has $2.225 billion in committed revolving credit facilities, which are available to support the Company's commercial paper program and for general corporate purposes. The credit facilities are comprised of the new 364-Day Facility at $1.0 billion expiring in July 2003 and a 5-year commitment at $1.225 billion expiring in July 2006 ("5-Year Facility"). If unused, they have a commitment fee of $3 million per year, at the Company's current credit rating of BBB+ (Standard & Poor's) and Baa1 (Moody's). Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company's credit rating. Due to the credit rating downgrades mentioned below and the generally tight bank credit market, the borrowing costs under the new 364-Day Facility have increased by approximately 7 basis points on an undrawn basis and 40 basis points on a fully drawn basis at the Company's current credit ratings. The borrowing costs under the 5-Year Facility have increased by 7.5 basis points on an undrawn basis and 25 basis points on a fully drawn basis. These costs will increase or decrease based on future changes in the Company's credit rating.

In connection with the renegotiation of the $1.0 billion facility, the covenant under both of the facilities, which previously required the Company to maintain a certain EBITDA (earnings before interest, income taxes, depreciation and amortization) to interest ratio, was changed to a debt to EBITDA ratio. In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. The Company was in compliance with this covenant at September 30, 2002. The Company does not anticipate that a violation is likely to occur.

At September 30, 2002, the Company had $830 million in commercial paper outstanding, with a weighted average interest rate of 2.17%. To provide additional financing flexibility, the Company entered into an accounts receivable securitization program, which provides for borrowings up to a maximum of $400 million. At September 30, 2002, the Company had outstanding borrowings under this program of $180 million. Based on the outstanding secured borrowings level of $180 million, the estimated annualized interest rate under this program is 2.44%.

During the second quarter of 2001, the Company increased its medium-term note program from $1.0 billion to $2.2 billion for issuance of debt securities due nine months or more from date of issue. At September 30, 2002, the Company had debt securities outstanding of $700 million under this medium-term note program, with none of this balance due within one year. The Company has remaining availability of $1.2 billion under its medium-term note program for the issuance of new notes.

During the quarter ended March 31, 2002, the Company's credit ratings for long-term debt were lowered by Moody's and by Fitch to Baa1 and A-, respectively. However, in connection with its downgrade, Moody's changed the Company's outlook from negative to stable. Additionally, Fitch lowered the Company's credit rating on short-term debt to F2. On April 23, 2002, Standard & Poor's lowered the Company's credit rating on long-term debt from A- to BBB+, a level equivalent to the Company's current rating from Moody's of Baa1. Standard & Poor's reaffirmed the short-term debt at A2 and maintained the Company's outlook at stable. These credit rating downgrade actions were due to lower earnings as a result of the continued weakened economy, industry factors and other world events. The reductions in the Company's long-term debt credit ratings have impacted the credit spread applied to Kodak's U.S. long-term debt traded in the secondary markets. However, this has not resulted in an increase in interest expense, as the Company has not issued any significant new long-term debt during this period. The reduction in the Company's short-term debt credit ratings has impacted the cost of short-term borrowings, primarily the cost of issuing commercial paper. However, this increased cost was more than offset by the lowering of market rates of interest as a result of actions taken by the Federal Reserve to stimulate the U.S. economy. As indicated above, the Company's weighted average commercial paper rate for commercial paper outstanding at September 30, 2002 was 2.17% as compared with 3.38% at September 30, 2001. The credit rating downgrades in the first half of 2002 coupled with the downgrades in the fourth quarter of 2001 have resulted in an increase in borrowing rates; however, due to lower average debt levels and lower commercial paper rates, interest expense for the three and nine month periods ended September 30, 2002 is down relative to the three and nine month periods ended September 30, 2001.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt, with the exception of the following: a $110 million note due in 2003 and $38 million in term notes that will amortize through 2005 that can be accelerated if the Company's credit rating were to fall below BBB and BBB-, respectively; and the outstanding borrowings under the accounts receivable securitization program if the Company's credit ratings from Standard
& Poor's or Moody's were to fall below BBB- and Baa3, respectively, and such condition continued for a period of 30 days. Further downgrades in the Company's credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives. However, the Company has access to $2.225 billion in committed bank revolving credit facilities to meet unanticipated funding needs should it be necessary. Borrowing rates under these credit facilities are based on the Company's credit rating.

The Company guarantees debt and other obligations under agreements with certain unconsolidated affiliated companies and customers. At September 30, 2002, the maximum guarantees for which the Company could become obligated approximated $334 million. Within the total amount of $334 million, the Company is guaranteeing debt in the amount of $175 million for Kodak Polychrome Graphics, an unconsolidated affiliate in which the Company has a 50% ownership interest. The balance of the amount is principally composed of other loan guarantees and guarantees of customer amounts due to banks in connection with various banks' financing of customers' purchase of equipment and products from Kodak. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. Management believes the likelihood is remote that material payments will be required under these guarantees. Relating to the current guarantee amount of $334 million, only $218 million of unconsolidated affiliated company and customer debt and other obligations were outstanding at September 30, 2002.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest. As of September 30, 2002, the Company has not been required to guarantee any of the SK Display Corporation's outstanding debt.

The Company has a commitment under a put option arrangement with an unaffiliated company whereby the shareholders of this entity have the ability to put 100% of the stock to Kodak for total consideration, including the assumption of debt, of approximately $62 million. The option first became exercisable on October 1, 2002 and may be exercised up through December 31, 2002. The Company expects the shareholders of the unaffiliated company to exercise their rights under the put option in the fourth quarter of 2002. If the option were exercised, the cash payment under this commitment would be expected to occur in the first quarter of 2003.

In connection with the Company's investment in China that began in 1998, certain unaffiliated entities invested in two Kodak consolidated companies with the opportunity to put their minority interests to Kodak at any time after the third anniversary, but prior to the tenth anniversary, of the date on which the companies were established. The total exercise price in connection with these put options, which increases at a rate of 2% per annum, is approximately $97 million at September 30, 2002. The Company expects that the put options will be exercised and the related cash payments will occur over the next twelve months.

The Company evaluates its expected long-term rate of return on plan asset ("EROA") assumption annually for the Kodak Retirement Income Plan ("KRIP"). To facilitate this evaluation, every two to three years, or when market conditions change materially, the Company undertakes a new asset liability study to reaffirm the current asset allocation and the related EROA assumption. Wilshire Associates, a consulting firm, completed a study in September 2002, which led to several asset allocation shifts and a decrease in the expected long-term return on assets from 9.5% to 9.0%. Accordingly, effective January 1, 2003, the Company expects to change its EROA assumption for KRIP to 9.0%. The KRIP remains overfunded as of September 30, 2002. The Company estimates that the reduction in the EROA assumption, coupled with the loss of the transition asset, lower actual return on assets for 2002 and the expected change in the discount rate, will reduce pension income in 2003 relative to 2002 in a range of approximately $109 million to $117 million.

Additionally, as a result of the Wilshire study, KRIP will eliminate its investments in specialty sector U.S. equities including its holding of
7.4 million Kodak shares, which the Company contributed to KRIP in November 1995. The Kodak shares represent the only material single-stock investment in the KRIP portfolio. The Company has offered to purchase the shares from the investment manager with the fiduciary responsibility for the Kodak investment, and expects to complete the purchase in the fourth quarter of 2002.

In light of the continuing global decline in the equity markets in 2002, the Company is currently evaluating the various assumptions associated with its plans outside the United States. This includes analyzing the status of plan funding to determine whether or not the Company will have any additional minimum pension liabilities, as defined under SFAS No. 87, "Employers' Accounting for Pensions," for which it would be required to take a charge to equity. In the event that the outcome of such evaluation indicates that the Company has any additional minimum pension liabilities, the Company could mitigate, if not eliminate, the related charge to equity through a contribution to the plans.

Qualex, a wholly-owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing ("ESF"), which is a joint venture partnership between Qualex and Dana Credit Corporation ("DCC"), a wholly-owned subsidiary of Dana Corporation. Qualex accounts for its investment in ESF under the equity method of accounting. ESF provides a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit. As part of the operations of its photofinishing business, Qualex sells equipment under a sales-type lease arrangement and records a long-term receivable. These long-term receivables are subsequently sold to ESF without recourse to Qualex. ESF incurs long-term debt to finance a portion of the purchase of the receivables from Qualex. This debt is collateralized solely by the long-term receivables purchased from Qualex and, in part, by a $60 million guarantee from DCC. Qualex provides no guarantee or collateral to ESF's creditors in connection with the debt, and ESF's debt is non-recourse to Qualex. Qualex's only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases. Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor (the "Vendor") to fulfill its servicing obligations under the leases. The Vendor has been experiencing financial difficulty and its financial condition continues to worsen. The lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations. Under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $504 million at September 30, 2002. To mitigate the risk of not being able to fulfill its service obligations, Qualex has built up its inventory of these spare parts and has begun refurbishing used parts. Effective April 3, 2002, Kodak entered into certain agreements with the Vendor under which the Company has committed to pay up to $25 million for: a license relating to the spare parts intellectual property; an equity interest in the intellectual property holding company; an arrangement to purchase spare parts; approximately five percent of the Vendor's outstanding unrestricted voting common stock; and a loan to the Vendor if the Vendor meets certain criteria. A portion of such debt will be convertible into the Vendor's unrestricted voting common stock. As a result of the steps taken by the Company to mitigate the risk as it relates to its continued ability to procure spare parts, the Company does not anticipate any significant liability arising from any inability to fulfill its service obligations under this arrangement.

In December 2001, Standard & Poor's downgraded the credit ratings of Dana Corporation to BB for long-term debt and B for short-term debt, which are below investment grade. This action created a Guarantor Termination Event under the Receivables Purchase Agreement ("RPA") between ESF and its banks. To cure the Guarantor Termination Event, in January 2002, ESF posted $60 million of additional collateral in the form of cash and long-term lease receivables. At that time, if Dana Corporation were downgraded to below BB by Standard & Poor's or below Ba2 by Moody's, that action would constitute a Termination Event under the RPA and ESF would be forced to renegotiate its debt arrangements with the banks. On February 22, 2002, Moody's downgraded Dana Corporation to a Ba3 credit rating, thus creating a Termination Event.

Effective April 15, 2002, ESF cured the Termination Event by executing an amendment to the RPA. Under the amended RPA, the maximum borrowings have been lowered to $400 million, and ESF must pay a higher interest rate on outstanding and future borrowings. Additionally, if there were certain changes in control with respect to Dana Corporation or DCC, as defined in the amended RPA, such an occurrence would constitute an event of default. Absent a waiver from the banks, this event of default would create a Termination Event under the amended RPA. The amended RPA arrangement was further amended in July 2002 to extend through July 2003. Under the amended RPA arrangement, maximum borrowings were reduced to $370 million. Total outstanding borrowings under the RPA at September 30, 2002 were $345 million.

Dana Corporation's Standard & Poor's and Moody's long-term debt credit ratings have remained at the February 22, 2002 levels of BB and Ba3, respectively. Under the amended RPA, if either of Dana Corporation's long-term debt ratings were to fall below their current respective ratings, such an occurrence would create a Termination Event as defined in the RPA.

The amended RPA arrangement extends through July 2003, at which time the RPA can be extended or terminated. If the RPA were terminated, Qualex would no longer be able to sell its lease receivables to ESF and would need to find an alternative financing solution for future sales of its photofinishing equipment. For the nine months ended September 30, 2002, total sales of photofinishing equipment were $8.3 million. Under the partnership agreement between Qualex and DCC, subject to certain conditions, ESF has exclusivity rights to purchase Qualex's long-term lease receivables. The term of the partnership agreement continues through October 6, 2003. In light of the timing of the partnership termination, Qualex is currently considering alternative financing solutions for prospective leasing activity with its customers.

At September 30, 2002, the Company had outstanding letters of credit totaling $109 million and surety bonds in the amount of $69 million primarily to ensure the completion of environmental remediations and payment of possible casualty and workers' compensation claims.

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

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at September 30, 2002 and 2001, the fair value of open forward contracts would have increased $18 million, and decreased $28 million, respectively. Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at September 30, 2002 and 2001, the fair value of open forward contracts would have decreased $4 million and $17 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 39 basis points) higher at September 30, 2002, the fair value of short-term and long-term borrowings would have decreased $1 million and $17 million, respectively. Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 43 basis points) higher at September 30, 2001, the fair value of short-term and long-term borrowings would have decreased $1 million and $27 million, respectively. The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at September 30, 2002 was not significant to the Company.


Item 4.  Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, the Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Company concluded that the design and operation of its disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.
------------------------------------------------------------------------

                      Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
None.
-----------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 72.

(b)  Reports on Form 8-K
The Company filed an 8-K on August 13, 2002 regarding certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States
Code).

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)
Date    November 14, 2002
                                    Robert P. Rozek
                                    Controller

                              CERTIFICATIONS

I, Daniel A. Carp, certify that:

1.  I have reviewed this quarterly report on Form 10-Q;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

/s/ Daniel A. Carp
Chief Executive Officer

I, Robert H. Brust, certify that:

1.  I have reviewed this quarterly report on Form 10-Q;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Robert H. Brust
Chief Financial Officer

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules

Exhibit
Number                                                           Page



(99.1)   Certification Pursuant to 18 U.S.C. Section 1350, as
         Adopted Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.                                              73


(99.2)   Certification Pursuant to 18 U.S.C. Section 1350, as
         Adopted Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.                                              74

                                                         Exhibit (99.1)
                         CERTIFICATION PURSUANT TO
                          18 U.S.C. Section 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Eastman Kodak Company (the "Company") on Form 10-Q for the three and nine month periods ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel A. Carp, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:
     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Daniel A. Carp
Daniel A. Carp
Chief Executive Officer
November 14, 2002

                                                         Exhibit (99.2)
                         CERTIFICATION PURSUANT TO
                          18 U.S.C. Section 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Eastman Kodak Company (the "Company") on Form 10-Q for the three and nine month periods ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert H. Brust, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:
     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert H. Brust
Robert H. Brust
Chief Financial Officer
November 14, 2002