Form 10-K
period 2002-12-31
EASTMAN KODAK CO
filed 2003-03-14
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

X     Annual report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the year ended December 31, 2002 or

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

At December 31, 2002 285,933,179 shares of Common Stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the New York Stock Exchange at March 13, 2003) of the voting stock held by nonaffiliates was approximately $8.3 billion.

                                 PART I
ITEM 1.  BUSINESS

Eastman Kodak Company (the Company or Kodak) is engaged primarily in developing, manufacturing and marketing traditional and digital imaging products, services and solutions for consumers, professionals, healthcare providers, the entertainment industry and other commercial customers. Kodak is the leader in helping people take, share, enhance, preserve, print and enjoy images - for memories, for information, and for entertainment. The Company is a major participant in infoimaging - a $385 billion industry composed of devices (digital cameras and personal data assistants (PDAs)), infrastructure (online networks and delivery systems for images) and services and media (software, film and paper) enabling people to access, analyze and print images. Kodak harnesses its technology, market reach and a host of industry partnerships to provide innovative products and services for customers who need the information-rich content that images contain.

The Company sells traditional film products in its consumer imaging, professional and entertainment imaging businesses within the Photography segment. Digital products are substituting for some of these products at varying rates. For example, the workflow improvements offered by digital are having relatively more significant effects in the professional markets, while digital is having very little impact in the entertainment markets. The future impact of digital substitution on these film markets is difficult to predict due to a number of factors, including the pace of digital technology adoption, the underlying economic strength or weakness in major world markets, household film and media usage following a digital camera purchase and the timing of digital infrastructure installation. Additionally, digital substitution is happening at a different pace depending on the geography. For example, the pace of digital substitution in the consumer film market is more rapid in Japan, followed by the U.S. and then by Western Europe. For 2002, the Company believes digital substitution reduced consumer film sales growth by approximately 3% in the U.S. For 2003, the Company estimates that digital substitution will reduce consumer film sales growth by 4% to 5% in the U.S.

A business discussion by reportable segments follows. Kodak's sales, earnings and identifiable assets by reportable segment for the past three years are shown in Note 22, "Segment Information."
-----------------------------------------------------------------------

PHOTOGRAPHY SEGMENT

Sales from continuing operations of the Photography segment for 2002, 2001 and 2000 were (in millions) $9,002, $9,403 and $10,231, respectively.

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

In January 2002, the Company completed its acquisitions of Spector Photo Group's (Spector's) operations in Austria and Percolor S.A.'s photofinishing operations in Spain. In December 2001, the Company completed its acquisitions of Colourcare Limited's wholesale photofinishing operations in the United Kingdom and Spector's wholesale photofinishing and distribution operations in France and Germany.
These acquisitions are part of the Company's overall efforts to consolidate photofinishing operations in Western Europe.

In June 2001, the Company completed its acquisition of Ofoto, Inc. The acquisition of Ofoto is accelerating Kodak's growth in the online photography market and helping to drive more rapid adoption of digital and online services. Ofoto offers digital processing of digital images and traditional film, top-quality prints, private online image storage, sharing, editing and creative tools, frames, cards, photo calendars and other merchandise.

In February 2003, the Company completed the acquisition of Burrell Colour Labs, Inc. and its affiliates (BCL). BCL is a professional photo and imaging lab business, primarily serving weddings and portrait photographers. It is comprised of seven labs located mostly in Indiana, Kentucky, Washington state and California. As a result of BCL's exercise of its put option, Kodak purchased BCL, a longtime business partner. The Company has publicly acknowledged plans to sell the business to a suitable buyer and rely on BCL's management team to operate the business during its interim ownership period. Discussions regarding the sale of BCL to a third party, which Kodak initiated prior to the purchase agreement, are continuing.

Marketing and Competition. The Company's strategies in the consumer imaging business are to extend the benefits of film and to drive outputs in all forms. Traditional products and services for the consumer are sold direct to retailers and through distributors throughout the world. Price competition continues to exist in all marketplaces. To mitigate the impacts of price competition, the Company has been successful in moving consumers up to higher value films and one-time-use cameras. To be more cost competitive with respect to one-time-use cameras, the Company is moving a large portion of its manufacturing to China. In extending the benefits of film and driving output in all forms, the Company introduced its high definition film in December 2002. Some digital substitution has occurred, primarily in the U.S. and Japan, as a number of consumers have begun to use digital cameras. While this substitution to date has had only an impact on the Company's film and paper sales, and processing services in the U.S., the Company has sought to offset this by providing its own digital products, digitization services and output services. During 2002, the Company introduced its Kodak PerfectTouch branded digital processing services. This service is expected to further the Company's strategies of expanding the benefits of film and driving output in all forms by providing high quality, branded output. The Company is beginning to realize the potential for significant growth in the sale of sensitized products outside the U.S., particularly in emerging markets including Russia, India and China, where the Company has expanded the number of outlets for Kodak products. The Company also has photofinishing laboratories throughout the world and supplies photographic papers and chemicals to other entities that provide photofinishing services. The Company's primary laboratories provide consumers the opportunity to receive film images in digital form, either through Kodak Picture CD or the Company's retail online partners. The Company has entered into a global supply agreement with one of the world's leading suppliers of minilabs in order to accelerate Kodak's participation in the rapidly growing market for digital minilabs used for on-site photo processing.

The Company's strategies in its consumer digital business are to drive image output in all forms and make digital easier. Consumer digital products including digital cameras and inkjet media for consumers are sold direct to retailers or distributors. Products are also available to customers through the Internet. Products such as the Company's EasyShare digital camera system with the docks are intended to simplify digital imaging for consumers and thereby increase the popularity for sharing and printing digital photo files. The Company faces competition from other electronics manufacturers in this market space, particularly on price and technological advances. Rapid price declines shortly after product introduction in this environment are common, as producers are continually introducing new models with enhanced capabilities, such as improved resolution and/or optical systems. Ofoto, the Company's online printing business, continues to demonstrate strong growth and is expected to begin the establishment of a customer base in selected overseas markets in 2003.

Traditional and digital professional products and services are sold direct to professional photographers and laboratories, or through dealers throughout the world. The Company is experiencing price competition for its professional films and papers. The professional photography market space is increasingly being affected by digital substitution. To mitigate the impacts of price competition and digital substitution, the Company has introduced new products, systems, and solutions focused on improving the digital workflow for professional photographers and laboratories. These new innovative solutions range from digital capture devices (digital cameras and scanners) designed to improve the image acquisition or digitalization process, software products designed to enhance and simplify the digital workflow, output devices (thermal printers and digital silver halide writers) designed to produce high quality images, and media (thermal and silver halide media) optimized for digital workflows.

Throughout the world, almost all entertainment imaging products are sold direct to studios, laboratories, independent filmmakers, or commercial houses (for producing advertisements). The products are sold in a highly competitive environment, characterized by price competition. As the entertainment industry begins to adopt digital formats, the Company anticipates that it will face new competitors, including some of its current customers and other electronics manufacturers.

Kodak's advertising programs actively promote its photography group products and services in its various markets, and its principal trademarks, trade dress and corporate symbol are widely used and recognized.  Kodak is frequently noted by trade and business publications as one of the most recognized and respected brands in the world.
-----------------------------------------------------------------------

HEALTH IMAGING SEGMENT

Sales from continuing operations of the Health Imaging segment for 2002, 2001 and 2000 were (in millions) $2,274, $2,262 and $2,220, respectively.

Products and services of the Health Imaging segment enable healthcare customers (e.g., hospitals, imaging centers, etc.) to capture, process, integrate, archive and display images and information in a variety of forms. These products and services provide intelligent decision support through the entire patient pathway from research to detection to diagnosis to treatment. The Health Imaging segment also provides products and services that help customers improve workflow and productivity in their facilities, which in turn helps them enhance the quality and productivity of healthcare delivery.

Products of the Health Imaging segment include traditional analog medical films, chemicals, and processing equipment. Kodak's history in traditional analog imaging has made it a leader in this area and has served as the foundation for building its important digital imaging business. The segment provides digital medical imaging and information products, systems and solutions, which are key components of future sales and earnings growth. These include digital print films, laser imagers, computed and digital radiography systems, Picture Archiving and Communications Systems (PACS), and Radiology Information Systems
(RIS). The Health Imaging segment serves the general radiology market and specialty health markets, including dental, mammography and oncology. The segment also provides molecular imaging for the biotechnology research market.

Marketing and Competition. In the U.S., Canada and Latin America, health imaging consumables and analog equipment are sold through distributors. A significant portion of digital equipment and solutions is sold direct to end users, with the balance sold through other equipment manufacturers (OEMs). In the U.S., group purchasing organizations (GPOs), which serve as buying agents for individual hospitals or groups of hospitals, account for a significant portion of film sales industry-wide. The Health Imaging segment has secured long-term contracts with virtually all the major GPOs and, thus, has positioned itself well against competitors. In Europe, consumables and analog equipment are sold primarily to end users, with a small portion sold through distributors. In Asia, these products are sold directly to end users, while sales of these products in Japan are split between distributors and end users. In all three areas - Europe, Asia and Japan - consumables and analog equipment are often sold as part of a media/equipment bundle. Digital equipment and solutions are sold direct to end users and through OEMs in these three geographic areas. Hospitals in Europe, which are a mix of private and government-funded types, employ a highly regimented tender process in acquiring medical imaging products. This process creates both a 6-to-18 month sales cycle and a competitive pricing environment. Additionally, the government-funded hospitals' budgets tend to be limited and restricted. That is because government reimbursement policies often drive the use of particular types of equipment and influence the transition from analog to digital imaging. These policies vary widely among European countries.

Worldwide, the medical imaging market is crowded with a range of aggressive competitors. To compete aggressively, Kodak's Health Imaging segment has developed a full portfolio of value-adding products and services. Some competitors offer digital solutions similar to those of Kodak, and other competitors offer similar analog solutions or a mix of analog and digital. Health Imaging has a wide range of solutions from analog to digital and everything in between. Moreover, the segment's portfolio is expanding into new areas, including information technology, thus enabling the segment to offer solutions that combine medical images and information, such as patient reports, into one unified package for medical practitioners. Kodak will continue to innovate products and services to meet the changing needs and preferences of the marketplace.
-----------------------------------------------------------------------

COMMERCIAL IMAGING SEGMENT

Sales from continuing operations of the Commercial Imaging segment for 2002, 2001 and 2000 were (in millions) $1,456, $1,454 and $1,417, respectively.

The Commercial Imaging segment encompasses Kodak's expertise in imaging solutions, providing image capture, analysis, printing and archiving. Markets for the segment include commercial printing, industrial, banking and insurance, and state, local and federal government applications. Products include aerial, industrial, graphic and micrographic films, micrographic peripherals, inkjet printers, high-speed production document scanners, digital imaging systems for commercial imaging satellites, and electro-optical systems for land and space borne telescopes and image and data analysis systems. The Company also provides maintenance and professional services for Kodak and other manufacturers' products, as well as providing imaging services to customers.

The segment includes document imaging products, graphics products, inkjet products, and products and services for government and commercial customers. Also included are the Company's interests in NexPress Solutions LLC (Nexpress) and Kodak Polychrome Graphics LLC (KPG). The Company's equity in the income or loss of these interests is reflected in other (charges) income.

The Company generates approximately $250-$300 million of annual revenues from multi-year U.S. government contracts, which the U.S. government has the right to terminate for convenience. Historically, terminations have been rare.

KPG is an unconsolidated joint venture between Kodak and Sun Chemical Corporation in which Kodak owns a 50% interest. This joint venture is responsible for the photographic plate business, as well as for marketing Kodak graphic arts film, and proofing materials and equipment.

NexPress is an unconsolidated joint venture between Kodak and Heidelberger Druckmaschinen AG (Heidelberg) in which Kodak owns a 50% interest that was originally formed for the purpose of developing and marketing new digital color printing solutions. In 1999, NexPress was expanded by Kodak and Heidelberg to include the black-and-white electrophotographic business.

In January 2002, Kodak acquired ENCAD, Inc. This entity is a wholly owned subsidiary of Kodak that is focused on the inkjet printing industry. The new company provides a full set of offerings, including inkjet printers, inks, media, software, and service. On December 17, 2002, it was announced that ENCAD, Inc. would become part of the newly formed components group along with the capture (document scanners) and Imagelink (microfilm) businesses. The formation of the components group will build a stronger equipment and consumables business within the Commercial Imaging segment by consolidating those product lines that utilize a two tier, indirect sales and distribution channel model.

In February 2001, the Company completed its acquisition of substantially all of the micrographic imaging operations of the Bell & Howell Company. The acquired units provide business customers worldwide with maintenance for document imaging components, micrographic-related equipment, supplies, parts and service.

In 2000, the Company divested its Eastman Software subsidiary.

Marketing and Competition. Throughout the world, document imaging products are sold primarily through distributors and value added resellers. The end users of these products include businesses in the banking and insurance sectors. While there is price competition, the Company has been able to maintain price by adding more attractive features to its products through technological advances. The Company has developed a wide range of digital products to meet the needs of customers who are interested in converting from traditional analog technology to new enterprise digital workflow solutions. Maintenance and professional services for Kodak and other manufacturer's products are sold either through the product distribution channel or directly to the end users of equipment. The Company provides imaging services in Asia which are sold directly to its customers and include both commercial and government customers. The service business will continue to expand in the future by offering a wide range of solutions to its customers and through strategic acquisitions.

Graphic products are sold directly by the Company to KPG. The conversion to digital printing workflows has negatively affected the sale of graphic films. As customers convert to digital, the Company is pursuing alternative strategies to bundle Kodak product sales with KPG product offerings.

Similar to document imaging products, inkjet products are sold through a two-tiered distribution channel. Products are also sold through original equipment manufacturers (OEMs) and global integrators. The Company remains competitive by focusing on developing new ink and media formulations, new printer technologies, new software and training enhancements.

Government services are provided to national and local government agencies, their prime contractors and other qualified commercial organizations. The Company has been successful in acquiring recent contracts due to the Company's integration and program management expertise as well as specialized imaging solutions not available from its competitors. The segment's acquisition of Research Systems, Inc. allows the Company to offer advanced solutions to image analysis.
------------------------------------------------------------------------

ALL OTHER

Sales from continuing operations comprising All Other for 2002, 2001 and 2000 were (in millions) $103, $110, and $126, respectively.

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

OLED technology, pioneered and patented by Kodak, enables full-color, full-motion flat-panel displays with a level of brightness and sharpness not possible with other technologies. Unlike traditional liquid-crystal displays (LCDs), OLEDs are self-luminous and do not require backlighting. This eliminates the need for bulky and environmentally undesirable mercury lamps and yields a thinner, more compact display. Unlike other flat panel displays, OLEDs have a wide viewing angle (up to 160 degrees), even in bright light. Their lower power consumption makes them especially well suited for portable and mobile devices. As a result of this combination of features, OLED displays communicate more information in a more engaging way while adding less weight and taking up less space.

On December 4, 2001, the Company and SANYO Electric Co., Ltd. announced the formation of a global business venture, the SK Display Corporation, to manufacture OLED displays for consumer devices such as cameras, PDAs, and portable entertainment machines. Kodak holds a 34% ownership interest and SANYO holds a 66% interest in the business venture.
-----------------------------------------------------------------------

RAW MATERIALS

The raw materials used by the Company are many and varied and generally available. Silver is one of the essential materials used in the manufacture of films and papers. The Company purchases silver from numerous suppliers under annual agreements or on a spot basis. Pulp is an essential material in the manufacture of photographic papers. The Company has contracts to acquire pulp from several vendors during the next two to four years. Electronic components are prevalent in the Company's equipment offerings. The Company has entered into contracts with numerous vendors to supply these components over the next one to two years.
-----------------------------------------------------------------------

SEASONALITY OF BUSINESS

Sales and earnings of the Photography segment are linked to the timing of vacations, holidays and other leisure activities. They are normally lowest in the first quarter due to the absence of holidays and fewer people taking vacations during that time. In addition, the demand for photofinishing services is the lowest during the first quarter. Sales and earnings of this segment are normally strongest in the second and third quarter as demand for the products of this segment is high due to heavy vacation activity, and events such as weddings and graduations. During the latter part of the third quarter, demand for the products is high as dealers prepare for the holiday seasons. Demand for photofinishing services is also high during this heavy vacation period.

With respect to the Commercial Imaging and Health Imaging segments, the sales of consumable products, which generate the major portion of the earnings of these segments, tend to occur uniformly throughout the year. Sales of the lower margin equipment products in these segments tend to be highest in the fourth quarter as purchases by commercial and healthcare customers are linked to their year-end capital budget management process.
-----------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development.

Research and development expenditures for the Company's three reportable segments and All Other for 2002, 2001 and 2000 were as follows:

(in millions)                    2002       2001       2000

Photography                      $513       $542       $575
Health Imaging                    152        152        138
Commercial Imaging                 63         58         61
All Other                          34         27         10
                                 ----       ----       ----
  Total                          $762       $779       $784

The downward trend in research and development expenditures in the Photography segment and upward trend in the other reportable segments and All Other reflect the shift in strategic focus from traditional products, such as color negative film and paper and color reversal films, to digital product areas, such as OLED technology, digital medical imaging and inkjet printing.

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

It has been Kodak's general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents. The ownership of these patents contributes to Kodak's ability to provide leadership products and to generate revenue from licensing. The Company holds portfolios of patents in several areas important to its business, including color negative films, processing and papers; digital cameras; network photo fulfillment; and organic light-emitting diodes. Each of these areas is important to existing and emerging business opportunities that bear directly on the Company's overall business performance. The Company is beginning to leverage its patent portfolio, which has started to generate royalty income. Amounts to date have not been significant, but could be material in the future.
-----------------------------------------------------------------------

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

Environmental protection is further discussed in the Management
Discussion and Analysis of Financial Condition and Results of
Operations, and Notes to Financial Statements.
-----------------------------------------------------------------------

EMPLOYMENT

At the end of 2002, the Company employed approximately 70,000 people, of whom approximately 39,000 were employed in the U.S.
-----------------------------------------------------------------------

Financial information by geographic areas for the past three years is shown in Note 22, "Segment Information."
-----------------------------------------------------------------------

ITEM 2.  PROPERTIES

The Photography segment of Kodak's business in the United States is centered in Rochester, New York, where photographic goods are manufactured. Another manufacturing facility near Windsor, Colorado, also produces sensitized photographic goods. Photography segment products are also produced in Lenexa, Kansas. Ofoto's operations are located in Emeryville, California.

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

Regional distribution centers are located in various places within and outside of the United States. The Company owns or leases administrative, manufacturing, marketing and processing facilities in various parts of the world. The leases are for various periods and are generally renewable.
-----------------------------------------------------------------------

Item 3.  LEGAL PROCEEDINGS

None.
-----------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
-----------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

(as of December 31, 2002)
                                                      Date First Elected
                                                         an         to
                                                      Executive   Present
   Name               Age       Positions Held         Officer    Office

Michael P. Benard       55   Vice President             1994       1994
Robert L. Berman        45   Vice President             2002       2002
Charles S. Brown        52   Senior Vice President      2000       2000
Robert H. Brust         59   Chief Financial Officer
                             and Executive Vice
                             President                  2000       2000
Daniel A. Carp          54   Chairman of the Board,
                             Chief Executive Officer,
                             President and Chief
                             Operating Officer          1995       2000
Martin M. Coyne, II     53   Executive Vice President   1997       2000
Carl E. Gustin, Jr.     51   Senior Vice President      1995       1995
Daniel I. Kerpelman     44   Senior Vice President      2002       2002
Carl A. Marchetto       47   Senior Vice President      2001       2001
Bernard Masson          55   Senior Vice President      2002       2002
Michael P. Morley       59   Executive Vice President   1994       2000
Daniel P. Palumbo       44   Senior Vice President      2000       2000
Eric G. Rodli           47   Senior Vice President      2001       2001
Robert P. Rozek         42   Controller                 2001       2001
Willy C. Shih           51   Senior Vice President      1997       2000
Karen Smith-Pilkington  44   Senior Vice President      2002       2002
James C. Stoffel        56   Senior Vice President      2000       2000
Gary P. Van Graafeiland 56   General Counsel and
                             Senior Vice President      1992       1992

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for more than five years, except Mr. Brust, who joined the Company on January 3, 2000; Mr. Rodli, who joined the Company on January 24, 2000; Mr. Rozek, who joined the Company on May 29, 2001; Mr. Kerpelman, who joined the Company on June 1, 2002; and Mr. Masson, who joined the Company on December 12, 2002. Prior to joining Kodak in 2000, Mr. Brust was Senior Vice President and Chief Financial Officer with Unisys Corporation since 1997. Prior to joining that company, Mr. Brust held a variety of management positions with General Electric since 1965. Prior to joining Kodak in 2000, Mr. Rodli served as President of Bexel. He has also had a broad range of senior management positions in the Boston Consulting Group, Iwerks Entertainment, and the PricewaterhouseCoopers Management Consulting Group. Prior to joining Kodak in 2001, Mr. Rozek was a Partner at PricewaterhouseCoopers LLP. Mr. Rozek did not provide any services to Kodak prior to his employment. Prior to joining Kodak in 2002, Mr. Kerpelman held a variety of management positions with General Electric since 1988. Prior to joining Kodak in 2002, Mr. Masson held a variety of management positions at Lexmark since 1995.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.
-----------------------------------------------------------------------

                                  PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Eastman Kodak Company common stock is principally traded on the New York Stock Exchange. There are 89,988 shareholders of record of common stock as of December 31, 2002. See Liquidity and Capital Resources, and Market Price Data in Management's Discussion and Analysis of Financial Condition and Results of Operations.
-----------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 149.
-----------------------------------------------------------------------

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

The Company believes that the critical accounting policies and estimates discussed below involve additional management judgment due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts.

REVENUE RECOGNITION

Kodak recognizes revenue when it is realized or realizable and earned. For the sale of multiple-element arrangements whereby equipment is combined with services, including maintenance and training, and other elements, including software and products, the Company allocates to, and recognizes revenue from, the various elements based on verifiable objective evidence of fair value (if software is not included or is incidental to the transaction) or Kodak-specific objective evidence of fair value if software is included and is other than incidental to the sales transaction as a whole. For full service solutions sales, which consist of the sale of equipment and software which may or may not require significant production, modification or customization, there are two acceptable methods of accounting: percentage of completion accounting and completed contract accounting. For certain of the Company's full service solutions, the completed contract method of accounting is being followed by the Company. This is due to insufficient historical experience resulting in the inability to provide reasonably dependable estimates of the revenues and costs applicable to the various stages of such contracts as would be necessary under the percentage of completion methodology. When the Company does have sufficient historical experience and the ability to provide reasonably dependable estimates of the revenues and the costs applicable to the various stages of these contracts, the Company will account for these full service solutions under the percentage of completion methodology.

The Company records reductions to revenue for customer incentive programs offered including cash and volume discounts, price protection, promotional, cooperative and other advertising allowances, slotting fees and coupons. The liability for the incentive programs is recorded at the time of sale. The Company determines the amount of the incentives that are based on estimates by using historical experience and internal and customer data. To the extent actual experience differs from estimates, additional reductions to revenue could be recorded. If market conditions were to decline, the Company may take actions to expand these customer offerings, which may result in incremental reductions to revenue.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Kodak regularly analyzes its customer accounts and, when it becomes aware of a specific customer's inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer's overall financial condition, records a specific provision for uncollectible accounts to reduce the related receivable to the amount that is estimated to be collectible. The Company also records and maintains a provision for doubtful accounts for customers based on a variety of factors including the Company's historical experience, the length of time the receivable has been outstanding and the financial condition of the customer. If circumstances related to specific customers were to change, the Company's estimates with respect to the collectibility of the related receivables could be further adjusted. However, losses in the aggregate have not exceeded management's expectations.

INVENTORIES

Kodak reduces the carrying value of its inventory based on estimates of what is excess, slow-moving and obsolete, as well as inventory whose carrying value is in excess of net realizable value. These write-downs are based on current assessments about future demands, market conditions and related management initiatives. If, in the future, the Company determined that market conditions and actual demands are less favorable than those projected and, therefore, inventory was overvalued, the Company would be required to further reduce the carrying value of the inventory and record a charge to earnings at the time such determination was made. However, if in the future the Company determined that inventory write-downs were overstated and, therefore, inventory was undervalued, the Company would recognize the increase to earnings through higher gross profit at the time the related undervalued inventory was sold. However, actual results have not differed materially from management's estimates.

VALUATION OF LONG-LIVED ASSETS, INCLUDING GOODWILL AND PURCHASED
INTANGIBLE ASSETS

The Company reviews the carrying value of its long-lived assets, including goodwill and purchased intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses the recoverability of the carrying value of long-lived assets, other than goodwill and purchased intangible assets with indefinite useful lives, by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long-term growth rate.

To assess goodwill for impairment, the Company performs an assessment of the carrying value of its reporting units on an annual basis or when events and changes in circumstances occur that would more likely than not reduce the fair value of the Company's reporting units below their carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company would perform the second step in its assessment process and would record an impairment charge to earnings to the extent the carrying amount of the reporting unit goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting units through internal analysis and external valuations, which utilize income and market valuation approaches through the application of capitalized earnings, discounted cash flow and market comparable methods. These valuation techniques are based on a number of estimates and assumptions, including the projected future operating results of the reporting unit, discount rate, long-term growth rate and appropriate market comparables.

The Company's assessments of impairment of long-lived assets, including goodwill and purchased intangible assets, and its periodic review of the remaining useful lives of its long-lived assets are an integral part of Kodak's ongoing strategic review of the business and operations, and are also performed in conjunction with the Company's periodic restructuring actions. Therefore, future changes in the Company's strategy, the ongoing digital substitution, the continuing shift from overnight photofinishing to onsite processing and other changes in the operations of the Company could impact the projected future operating results that are inherent in the Company's estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets and goodwill could change and, therefore, impact the assessments of impairment in the future.

In performing the annual assessment of goodwill for impairment, the Company determined that none of the reporting units' carrying values were close to exceeding their respective fair values. See "Goodwill" under Note 1, "Significant Accounting Policies."

INVESTMENTS IN EQUITY SECURITIES

Kodak holds minority interests in certain publicly traded and privately held companies having operations or technology within its strategic area of focus. The Company's policy is to record an impairment charge on these investments when they experience declines in value that are considered to be other-than-temporary. Poor operating results of the investees or adverse changes in market conditions in the future may cause losses or an inability of the Company to recover its carrying value in these underlying investments. The remaining carrying value of the Company's investments in these equity securities is $29 million at December 31, 2002.

INCOME TAXES

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2002, the Company has deferred tax assets for its net operating loss and foreign tax credit carryforwards of $16 million and $99 million, respectively, relating to which the Company has a valuation allowance of $16 million and $56 million, respectively. The Company has considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances. If Kodak were to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if the Company were to make a determination that it is more likely than not that the deferred tax assets for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

The Company's effective tax rate considers the impact of undistributed earnings of subsidiary companies outside the U.S. Deferred taxes have not been provided for the potential remittance of such undistributed earnings, as it is the Company's policy to permanently reinvest its retained earnings. However, from time to time and to the extent that the Company can repatriate overseas earnings on a tax-free basis, the Company will pay dividends to the U.S. Material changes in the Company's working capital and long-term investment requirements could impact the level and source of future remittances and, as a result, the Company's effective tax rate. See Note 13, "Income Taxes."

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provisions would be reduced, thus having a positive impact on earnings.

WARRANTY OBLIGATIONS

Management estimates expected product failure rates, material usage and service costs in the development of its warranty obligations. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded.

PENSION AND POSTRETIREMENT BENEFITS

Kodak's defined benefit pension and other postretirement benefit costs and obligations are dependent on assumptions used by actuaries in calculating such amounts. These assumptions, which are reviewed annually by the Company, include the discount rate, long-term expected rate of return on plan assets, salary growth, healthcare cost trend rate and other economic and demographic factors. The Company bases the discount rate assumption for its significant plans on the estimated rate at which annuity contracts could be purchased to discharge the pension benefit obligation. In estimating that rate, the Company looks to the AA-rated corporate long-term bond yield rate in the respective country as of the last day of the year in the Company's reporting period as a guide. The long-term expected rate of return on plan assets is based on a combination of formal asset allocation studies, historical results of the portfolio and management's expectation as to future returns that are expected to be realized over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The salary growth assumptions are determined based on the Company's long-term actual experience and future and near-term outlook. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends.

The Company evaluates its expected long-term rate of return on plan asset (EROA) assumption annually for the Kodak Retirement Income Plan
(KRIP). To facilitate this evaluation, every two to three years, or when market conditions change materially, the Company undertakes a new asset liability study to reaffirm the current asset allocation and the related EROA assumption. Wilshire Associates, a consulting firm, completed a study (the Study) in September 2002, which led to several asset allocation shifts and a decrease in the EROA from 9.5% for the year ended December 31, 2002 to 9.0% for the year ended December 31, 2003. This factor, coupled with a decrease in the discount rate of 75 basis points from 7.25% for 2002 to 6.50% for 2003, and the fact that the transition asset, which provided approximately $56 million of income in 2002, is fully amortized as of December 31, 2002, is expected to lower total pension income in the U.S. from $197 million in 2002 to pension income in the range of $49 million to $59 million in 2003. This decrease in income will be partially offset by a decrease in pension expense in the Company's non-U.S. plans in the range of $53 million to $65 million. Additionally, the Company increased its healthcare cost trend rate assumption with respect to the Company's most significant postretirement plan, the U.S. plan, from 9% for 2003, decreasing to 5% by 2007 (as discussed in the Company's 2001 Annual Report on Form 10-K), to 12% for 2003, decreasing to 5% by 2010. This increase in the healthcare cost trend rate assumption, coupled with the decrease in the discount rate, is expected to increase the cost of this plan from $222 million in 2002 to range of $254 million to $310 million in 2003. All these factors have been incorporated into the Company's earnings outlook for 2003.

Actual results that differ from our assumptions are recorded as unrecognized gains and losses and are amortized to earnings over the estimated future service period of the plan participants to the extent such total net recognized gains and losses exceed 10% of the greater of the plan's projected benefit obligation or the market-related value of assets. Significant differences in actual experience or significant changes in future assumptions would affect the Company's pension and postretirement benefit costs and obligations.

In accordance with the guidance under Statement of Financial Accounting Standards (SFAS) No. 87, the Company is required to record an additional minimum pension liability in its Consolidated Statement of Financial Position that is at least equal to the unfunded accumulated benefit obligation of its defined benefit pension plans. In the fourth quarter of 2002, due to the decreasing discount rates and the weak performance of the global equity markets in 2002, the Company increased its net additional minimum pension liability by $577 million and recorded a corresponding charge to accumulated other comprehensive income (a component of stockholders' equity) of $394 million, net of taxes of $183 million. If discount rates and the global equity markets' performance continue to decline, the Company may be required to increase its additional minimum pension liabilities and record further charges to stockholders' equity in the future. Likewise, if discount rates increase and the performance of the global equity markets improve, the Company could be in a position to reduce its minimum pension liability and reverse the corresponding charges to equity.

ENVIRONMENTAL COMMITMENTS

Environmental liabilities are accrued based on estimates of known environmental remediation exposures. The liabilities include accruals for sites owned by Kodak, sites formerly owned by Kodak, and other third party sites where Kodak was designated as a potentially responsible party (PRP). The amounts accrued for such sites are based on these estimates, which are determined using the ASTM Standard E 2137-01 "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters." The overall method includes the use of a probabilistic model that forecasts a range of cost estimates for the remediation required at individual sites. The Company's estimate includes equipment and operating costs for remediation and long-term monitoring of the sites. Such estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of remediation. The Company has an ongoing monitoring and identification process to assess how the activities with respect to the known exposures are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown. To the extent that the current work plans are not effective in achieving targeted results, the proposals to regulatory agencies for desired methods and outcomes of remediation are not acceptable, or additional exposures are identified, Kodak's estimate of its environmental liabilities may change.

DETAILED RESULTS OF OPERATIONS

Net Sales from Continuing Operations by Reportable Segment and All Other

(in millions)                    2002   Change     2001   Change     2000

Photography
  Inside the U.S.             $ 4,034    -10%   $ 4,482    -10%   $ 4,960
  Outside the U.S.              4,968    + 1      4,921    - 7      5,271
                              -------    ---    -------    ---    -------
Total Photography               9,002    - 4      9,403    - 8     10,231
                              -------    ---    -------    ---    -------
Health Imaging
  Inside the U.S.               1,088      0      1,089    + 2      1,067
  Outside the U.S.              1,186    + 1      1,173    + 2      1,153
                              -------    ---    -------    ---    -------
Total Health Imaging            2,274    + 1      2,262    + 2      2,220
                              -------    ---    -------    ---    -------
Commercial Imaging
  Inside the U.S.                 818      0        820    +15        715
  Outside the U.S.                638    + 1        634    -10        702
                              -------    ---    -------    ---    -------
Total Commercial Imaging        1,456      0      1,454    + 3      1,417
                              -------    ---    -------    ---    -------
All Other
  Inside the U.S.                  53    -22         68      0         68
  Outside the U.S.                 50    +19         42    -28         58
                              -------    ---    -------    ---    -------
Total All Other                   103    - 6        110    -13        126
                              -------    ---    -------    ---    -------
Total Net Sales               $12,835    - 3%   $13,229    - 5%   $13,994
                              =======    ===    =======    ===    =======


Earnings (Loss) from Continuing Operations Before Interest, Other
(Charges) Income, and Income Taxes by Reportable Segment and All Other

(in millions)

  Photography                 $   771   -  2%   $   787    -45%   $ 1,430
  Health Imaging                  431   + 33        323    -38        518
  Commercial Imaging              192   + 12        172    -26        233
  All Other                       (28)              (60)              (11)
                              -------   ----    -------    ---    -------
    Total of segments           1,366   + 12      1,222    -44      2,170

  Venture investment
   impairments and other
   asset write-offs               (32)              (12)                -
  Restructuring (costs)
   credits and asset
   impairments                   (114)             (720)               44
  Wolf charge                       -               (77)                -
  Environmental reserve             -               (41)                -
  Kmart charge                      -               (20)                -
                              -------   ----    -------    ---    -------
    Consolidated total        $ 1,220   +247%   $   352    -84%   $ 2,214
                              =======   ====    =======    ===    =======

Net Earnings (Loss) From Continuing Operations by Reportable Segment and All Other

(in millions)                    2002   Change     2001   Change     2000

  Photography                   $ 550   +  3%     $ 535    -48%   $ 1,034
  Health Imaging                  313   + 42        221    -38        356
  Commercial Imaging               83   -  1         84    - 7         90
  All Other                       (23)              (38)               (2)
                                -----   ----      -----    ---    -------
    Total of segments             923   + 15        802    -46      1,478

  Venture investment
   impairments and other
   asset write-offs               (50)              (15)                -
  Restructuring (costs)
   credits and asset
   impairments                   (114)             (720)               44
  Wolf charge                       -               (77)                -
  Environmental reserve             -               (41)                -
  Kmart charge                      -               (20)                -
  Interest expense               (173)             (219)             (178)
  Other corporate items            14                 8                26
  Tax benefit - PictureVision
   subsidiary closure              45                 -                 -
  Tax benefit - Kodak Imagex
   Japan                           46                 -                 -
  Income tax effects on
   above items and taxes
   not allocated to segments      102               363                37
                                -----   ----      -----    ---    -------
    Consolidated total          $ 793   +879%     $  81    -94%   $ 1,407
                                =====   ====      =====    ===    =======


2002 COMPARED WITH 2001

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

CONSOLIDATED
------------
Net worldwide sales were $12,835 million for 2002 as compared with $13,229 million for 2001, representing a decrease of $394 million, or 3% as reported, with no net impact from exchange. Declines in volume accounted for approximately 1.5 percentage points of the sales decrease, driven primarily by volume decreases in traditional film and U.S. photofinishing services. Declines in price/mix reduced sales for 2002 by approximately 1.5 percentage points, driven primarily by traditional consumer film products and health film and laser imaging systems.

Net sales in the U.S. were $5,993 million for the current year as compared with $6,459 million for the prior year, representing a decrease of $466 million, or 7%. Net sales outside the U.S. were $6,842 million for the current year as compared with $6,770 million for the prior year, representing an increase of $72 million, or 1% as reported, with no impact from exchange.

Net sales in the Europe, Asia, Africa, and Middle East Region (EAMER) for 2002 were $3,491 million as compared with $3,333 million for 2001, representing an increase of 5% as reported, or 1% excluding the favorable impact of exchange. Net sales in the Asia Pacific region for 2002 increased slightly from $2,231 million for 2001 to $2,240 million for 2002, with no impact from exchange. Net sales in the Canada and Latin America region for 2002 were $1,111 million as compared with $1,206 million for 2001, representing a decrease of 8% as reported, or an increase of 6% excluding the negative impact of exchange.

Net sales for Emerging Market countries were $2,425 million for 2002 as compared with $2,371 million for 2001, representing an increase of $54 million, or 2%. Sales growth in China and Russia of 25% and 20%, respectively, were the primary drivers of the increase in sales in Emerging Market countries, partially offset by decreased sales in Argentina, Brazil and Mexico of 53%, 11% and 6%, respectively. The sales growth in China resulted from strong business performance for health and consumer products. The sales growth in Russia is a result of the expansion of new channel operations for Kodak products and services and continued success in camera seeding programs. The sales declines in Argentina, Brazil and Mexico are reflective of the continued economic weakness currently being experienced by many Latin American emerging market countries. The emerging market portfolio accounted for approximately 19% and 35% of the Company's worldwide and non-U.S. sales, respectively, in 2002.

Gross profit was $4,610 million for 2002 as compared with $4,568 million for 2001, representing an increase of $42 million, or 1%. The gross profit margin was 35.9% in the current year as compared with 34.5% in the prior year. The increase of 1.4 percentage points was primarily attributable to manufacturing productivity/cost, which favorably impacted gross profit margins by approximately 2.7 percentage points year-over-year due to reduced labor expense, favorable materials pricing and improved product yields. This increase was also attributable to costs associated with restructuring and the exit of an equipment manufacturing facility incurred in 2001 but not in the current year, which negatively impacted gross profit margins for 2001 by approximately 1.0 percentage point. The positive impacts to gross profit were partially offset by year-over-year price/mix declines, which reduced gross profit margins by approximately 2.3 percentage
points.   The price/mix decreases were primarily related to declining prices on consumer film, health laser imaging systems and consumer color paper, and product shifts primarily in the Photography segment.

Selling, general and administrative expenses (SG&A) were $2,530 million for 2002 as compared with $2,625 million for 2001, representing a decrease of $95 million, or 4%. SG&A decreased slightly as a percentage of sales from 19.8% for the prior year to 19.7% for the current year. The net decrease in SG&A is primarily attributable to the cost savings from the employment reductions and other non-severance related components of the Company's focused cost reductions, offset by acquisitions in the Photography and Commercial segments and higher strategic venture investment impairments in 2002 when compared with 2001 of $15 million.

Research and development (R&D) costs remained relatively flat at $762 million for 2002 as compared with $779 million for 2001, representing a decrease of $17 million, or 2%. As a percentage of sales, R&D costs also remained flat at 5.9% for both the current and prior years.

Earnings from continuing operations before interest, other (charges) income, and income taxes for 2002 were $1,220 million as compared with $352 million for 2001, representing an increase of $868 million, or 247%. The primary reason for the increase in earnings from operations was a decrease in restructuring costs and asset impairments of $586 million. Results for 2002 also benefited from the savings associated with restructuring programs implemented in 2001. In addition, results for 2001 included charges of $138 million for the Wolf bankruptcy charge, environmental reserve and Kmart bankruptcy, and goodwill amortization charges of $153 million.

Interest expense for 2002 was $173 million as compared with $219 million for 2001, representing a decrease of $46 million, or 21%. The decrease in interest expense is primarily attributable to lower average borrowing levels and lower interest rates in 2002 relative to 2001. Other charges for the current year were a net charge of $101 million as compared with a net charge of $18 million for the prior year. The increase in other charges is primarily attributable to increased losses from the Company's NexPress and SK Display joint ventures as these business ventures are in the early stages of bringing their offerings to market, higher non-strategic venture investment impairments, higher losses related to minority interests and an increase in foreign exchange losses. This activity was partially offset by a gain recognized on the sale of assets in the current year.

The Company's effective tax rate from continuing operations decreased from 30% for 2001 to 16% for 2002. The effective tax rate from continuing operations of 16% for 2002 is less than the U.S. statutory rate of 35% primarily due to the charges for the focused cost reductions and asset impairments being deducted in jurisdictions that have a higher tax rate than the U.S. federal income tax rate, and also due to discrete period tax benefits of approximately $99 million relating to the closure and restructuring of certain of the Company's business activities and other one-time items, which were partially offset by the impact of recording a valuation allowance to provide for certain tax benefits that the Company would be required to forgo in order to fully realize the benefits of its foreign tax credit carryforwards.

The effective tax rate from continuing operations of 30% for 2001 is less than the U.S. statutory rate of 35% primarily because of a tax benefit from favorable tax settlements in the third quarter of 2001, which was partially offset by the impact of nondeductible goodwill amortization in 2001.

Excluding the items described above, the Company's effective tax rate from continuing operations decreased from 31% for 2001 to 27% for 2002. The lower effective tax from continuing operations in the current year as compared with the prior year is primarily attributable to the tax benefits from the elimination of goodwill amortization in 2002 and further increases in earnings in lower tax rate jurisdictions. The Company expects its effective tax rate to be approximately 27% in 2003.

Net earnings from continuing operations for 2002 were $793 million, or $2.72 per basic and diluted share, as compared with net earnings from continuing operations for 2001 of $81 million, or $.28 per basic and diluted share, representing an increase of $712 million, or 879%. The increase in net earnings from continuing operations is primarily attributable to the reasons outlined above.


Photography
-----------
Net worldwide sales for the Photography segment were $9,002 million for 2002 as compared with $9,403 million for 2001, representing a decrease of $401 million, or 4% as reported, with no net impact from exchange. Approximately 2.0 percentage points of the decrease was attributable to declines in volume, driven primarily by volume decreases in consumer and professional film and photofinishing, and approximately 2.0 percentage points of the decrease was attributable to declines in price/mix, driven primarily by consumer film products.

Photography segment net sales in the U.S. were $4,034 million for the current year as compared with $4,482 million for the prior year, representing a decrease of $448 million, or 10%. Photography segment net sales outside the U.S. were $4,968 million for the current year as compared with $4,921 million for the prior year, representing an increase of $47 million, or 1% as reported, with no impact from exchange.

Net worldwide sales of consumer film products, including 35mm film, Advantix film and one-time-use cameras, decreased 6% in 2002 as compared with 2001, reflecting declines due to lower volumes of 2%, negative price/mix of 3%, and 1% negative impact of exchange. Sales of the Company's consumer film products within the U.S. decreased 12% in the current year as compared with the prior year, reflecting declines due to lower volumes of 7% and negative price/mix of 5%. The lower film product sales are attributable to a declining industry demand driven by a weak economy and the impact of digital substitution. Sales of the Company's consumer film products outside the U.S. remained flat, with declines related to negative exchange of 1% offsetting increases related to higher volumes of 1%.

The U.S. film industry volume decreased approximately 3% in 2002 as compared with 2001 due to continuing economic weakness and the impact of digital substitution. For the fifth consecutive year, the Company has met its goal of maintaining full year U.S. consumer film market share.

Net worldwide sales of consumer color paper decreased 3% in 2002 as compared with 2001, reflecting declines due to volume and exchange of 2% and 1%, respectively. Net sales of consumer color paper in the U.S. decreased 7% in the current year as compared with the prior year, reflecting declines from lower volumes of 8%, partially offset by favorable price/mix of 1%. Net sales of consumer color paper outside the U.S. decreased 1%, reflecting a 1% decline related to negative price/mix and a 2% decline related to negative exchange, partially offset by a 2% increase in volume.

Net worldwide photofinishing sales, including Qualex in the U.S. and Consumer Imaging Services (CIS) outside the U.S., decreased 4% in 2002 as compared with 2001, 5% of which was attributable to lower volumes, partially offset by 1% favorable impact of exchange. In the U.S., Qualex's processing volumes (wholesale and on-site) decreased approximately 14% in 2002 as compared with 2001, which is composed of decreases in wholesale and on-site processing volumes of 13% and 16%, respectively. These declines reflect the effects of a continued weak film industry, the adverse impact of several hundred store closures by a major U.S. retailer, and the impact of digital substitution. During the current year, CIS revenues in Europe benefited from the acquisition of (1) Spector Photo Group's wholesale photofinishing and distribution operations in France, Germany, and Austria, (2) ColourCare Limited's wholesale processing and printing operations in the United Kingdom and
(3) Percolor photofinishing operations in Spain. These benefits were partially offset by weak industry trends for photofinishing in the second half of the year.

The average penetration rate for the number of rolls scanned at Qualex's wholesale labs averaged 7.5% for 2002, reflecting an increase from the 5.3% rate in 2001. The growth was driven by continued consumer acceptance of Picture CD and Retail.com, the retail industry's leading e-commerce platform for business-to-business collaboration. In addition, the number of images scanned in the current year increased 19% as compared with the prior year.

Net sales from the Company's consumer digital products and services, which include picture maker kiosks/media and consumer digital services revenue from Picture CD, "You've Got Pictures", and Retail.com, remained flat in 2002 as compared with 2001. The Company has broadly enabled the retail industry in the U.S. with its picture maker kiosks and is focused on bringing to market new kiosk offerings, creating new kiosk channels, expanding internationally and continuing to increase the media burn per kiosk. Net worldwide sales of thermal media used in picture maker kiosks increased 11% in the current year as compared with the prior year.

Net worldwide sales of consumer digital cameras increased 10% in 2002 as compared with 2001 due to strong consumer acceptance of the EasyShare digital camera system, despite sensor component shortages earlier in the year. As a result, consumer digital camera market share increased modestly in 2002 compared with 2001.

Net worldwide sales of inkjet photo paper increased 43% in 2002 as compared with 2001, primarily due to higher volumes. The double-digit revenue growth and the maintenance of market share are primarily attributable to strong underlying market growth, introduction of new products, continued promotional activity at key accounts and success in broadening channel distribution.

Net worldwide sales of professional sensitized products, including color negative, color reversal and commercial black and white films and sensitized paper, decreased 13% in 2002 as compared with 2001, reflecting primarily a decline in volume, with no impact from exchange. Overall sales declines were primarily the result of ongoing digital substitution and continued economic weakness in markets worldwide.

Net worldwide sales of origination and print film to the entertainment industry remained flat in 2002 as compared with 2001, with a 1% favorable impact from exchange offset by a 1% decline attributable to lower volumes. The decrease in volumes of net worldwide film sales was primarily attributable to economic factors impacting origination film for commercials and independent feature films, partially offset by an increase in print film volumes.

Gross profit for the Photography segment was $3,219 million for 2002 as compared with $3,402 million for 2001, representing a decrease of $183 million or 5%. The gross profit margin was 35.8% in the current year as compared with 36.2% in the prior year. The 0.4 percentage point decrease was primarily attributable to decreases in price/mix that impacted gross profit margins by approximately 3.0 percentage points, partially offset by an increase in productivity/cost improvements that impacted gross margins by approximately 2.6 percentage points.

SG&A expenses for the Photography segment were $1,935 million for 2002 as compared with $1,963 million for 2001, representing a decrease of $28 million or 1%. The net decrease in SG&A spending is primarily attributable to cost reduction activities and expense management, partially offset by increases in SG&A expense related to CIS photofinishing acquisitions in Europe. As a percentage of sales, SG&A expense increased from 20.9% in the prior year to 21.5% in the current year.

R&D costs for the Photography segment decreased $29 million or 5% from $542 million in 2001 to $513 million in 2002. As a percentage of sales, R&D costs decreased slightly from 5.8% in the prior year to 5.7% in the current year.

Earnings from continuing operations before interest, other (charges) income, and income taxes for the Photography segment decreased $16 million, or 2%, from $787 million in 2001 to $771 million in 2002, reflecting the combined effects of lower sales and a lower gross profit margin, partially offset by SG&A and R&D cost reductions and the elimination of goodwill amortization in 2002, which was $110 million in 2001.

Health Imaging
--------------
Net worldwide sales for the Health Imaging segment were $2,274 million for 2002 as compared with $2,262 million for 2001, representing an increase of $12 million, or 1% as reported, or an increase of 2% excluding the negative net impact of exchange. The increase in sales was attributable to an increase in price/mix and volume of approximately 0.4 and 1.1 percentage points, respectively, primarily due to laser imaging systems and equipment services, partially offset by a decrease from negative exchange of approximately 0.8 percentage point.

Net sales in the U.S. decreased slightly from $1,089 for the prior year to $1,088 million for the current year. Net sales outside the U.S. were $1,186 million for 2002 as compared with $1,173 million for 2001, representing an increase of $13 million, or 1% as reported, or an increase of 2% excluding the negative impact of exchange.

Net worldwide sales of digital products, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services and Picture Archiving and Communications Systems (PACS), increased 5% in 2002 as compared with 2001. The increase in digital product sales was primarily attributable to higher digital media, service, digital capture and PACS volumes as the market for these products continues to grow.

Net worldwide sales of traditional products, including analog film, equipment, chemistry and services, decreased 4% in 2002 as compared with 2001. The decrease in sales was primarily attributable to a net decline in sales of analog film products. This net decrease was partly mitigated by an increase in sales of Mammography and Oncology (M&O) analog film products. Analog film products (excluding M&O) decreased 8% in 2002 as compared with 2001, reflecting declines due to volume, exchange and price/mix of approximately 5%, 2% and 1%, respectively. Although analog film volumes declined on a worldwide basis, current sales levels reflect an increase in traditional film market share. M&O sales increased 6% in the current year as compared with the prior year, reflecting higher volumes of approximately 8%, partially offset by decreases in price/mix and exchange of approximately 1% and 1%, respectively.

Gross profit for the Health Imaging segment was $930 million for 2002 as compared with $869 million for 2001, representing an increase of $61 million, or 7%. The gross profit margin was 40.9% in 2002 as compared with 38.4% in 2001. The 2.5 percentage point increase was attributable to productivity/cost improvements, which increased gross profit margins by 2.9 percentage points due to favorable media and equipment manufacturing productivity led by DryView digital media, analog medical film, laser imaging equipment, and PACS, which were complemented by lower service costs and improved supply chain management. The positive effects of productivity/cost on gross profit margins were partially offset by a decrease in price/mix that impacted margins by approximately 0.5 percentage point due to declining digital laser media and analog medical film prices.

The Company substantially completed the conversion of customers to the Novation GPO in 2001 and, therefore, the Company does not anticipate that this arrangement will have any additional significant potential impacts on gross profit trends in the future as was experienced in 2001.

SG&A expenses for the Health Imaging segment decreased $20 million, or 5%, from $367 million for 2001 to $347 million for 2002. As a percentage of sales, SG&A expenses decreased from 16.2% for 2001 to 15.3% for 2002. The decrease in SG&A expenses is primarily a result of cost reduction activities and expense management.

R&D costs for the Health Imaging segment remained constant at $152 million for 2002 and 2001. As a percentage of sales, R&D costs remained unchanged at 6.7% for both years.

Earnings from continuing operations before interest, other (charges) income, and income taxes for the Health Imaging segment increased $108 million, or 33%, from $323 million for 2001 to $431 million for 2002. The increase in earnings from operations and the resulting operational earnings margin are primarily attributable to the combined effects of improvements in gross profit margins, lower SG&A expense, and the elimination of goodwill amortization in 2002, which was $28 million in 2001.


Commercial Imaging
------------------
Net worldwide sales for the Commercial Imaging segment for 2002 increased slightly from $1,454 million for 2001 to $1,456 million for 2002, representing an increase of $2 million, with no net impact from exchange. The slight increase in sales was attributable to an increase in price/mix of approximately 1.0 percentage point, which was almost entirely offset by declines in volume of approximately 0.9 percentage point related to graphic arts and micrographic products.

Net sales in the U.S. were $818 million for 2002 as compared with $820 million for 2001, representing a decrease of $2 million. Net sales outside the U.S. were $638 million in the current year as compared with $634 million in the prior year, representing an increase of $4 million, or 1%, with no impact from exchange.

Net worldwide sales of the Company's commercial and government products and services increased 7% in 2002 as compared with 2001. The increase in sales was principally due to an increase in revenues from government products and services under its government contracts.

Net worldwide sales for inkjet products were a contributor to the net increase in Commercial Imaging sales as these revenues increased 175% in 2002 as compared with 2001. The increase in sales was attributable to the acquisition of ENCAD, Inc., which has improved the Company's channel to the inkjet printer market.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased 10% in 2002 as compared with 2001, primarily reflecting volume declines in graphic arts film. This reduction resulted largely from digital technology substitution and the effect of continuing economic weakness in the commercial printing market. The Company's equity in the earnings of KPG contributed positive results to other charges during 2002, but was not material to the Company's results from operations.

Gross profit for the Commercial Imaging segment for 2002 decreased slightly from $451 million for 2001 to $449 million for 2002. The gross profit margin was 30.8% for 2002 as compared with 31.0% for 2001. The gross profit margin remained relatively flat due to declines related to price/mix, which reduced margins by approximately 1.9 percentage points. These declines were offset by productivity/cost improvements, which increased margins by approximately 1.9 percentage points.

SG&A expenses for the Commercial Imaging segment decreased $14 million, or 7%, from $208 million for 2001 to $194 million for 2002. As a percentage of sales, SG&A expenses decreased from 14.3% for 2001 to 13.3% for 2002. The primary contributors to the decrease in SG&A expenses were cost reductions from the prior year restructuring actions, which had a larger impact on the results of 2002 as compared with 2001, partially offset by the acquisition of ENCAD, Inc. in 2002, which increased SG&A by $23 million.

R&D costs for the Commercial Imaging segment increased $5 million, or 9%, from $58 million for 2001 to $63 million for 2002. The increase was due to the acquisition of ENCAD, Inc. in 2002, which increased R&D costs by $8 million. As a percentage of sales, R&D costs increased from 4.0% in 2001 to 4.3% in 2002.

Earnings from continuing operations before interest, other (charges) income, and income taxes for the Commercial Imaging segment increased $20 million, or 12%, from $172 million in 2001 to $192 million in 2002. The increase in earnings from operations is primarily attributable to overall expense management and the elimination of goodwill amortization in 2002, which was $15 million in 2001, partially offset by a lower gross profit margin.


All Other
---------
Net worldwide sales for All Other were $103 million for 2002 as compared with $110 million for 2001, representing a decrease of $7 million, or 6%. Net sales in the U.S. were $53 million in 2002 as compared with $68 million for 2001, representing a decrease of $15
million, or 22%.   Net sales outside the U.S. were $50 million in the
current year as compared with $42 million in the prior year, representing an increase of $8 million, or 19%.

Loss from continuing operations before interest, other (charges) income, and income taxes for All Other decreased $32 million from a loss of $60 million in 2001 to a loss of $28 million in 2002. The reduction in the loss from operations was primarily attributable to cost reductions in certain miscellaneous businesses and the benefit of current year manufacturing productivity.


RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

In March 2001, the Company acquired Citipix from Groupe Hauts Monts along with two related subsidiaries involved in mapping services. Citipix was involved in the aerial photography of large cities in the United States, scanning of this imagery and hosting the imagery on the Internet for government, commercial and private sectors. The acquired companies were formed into Kodak Global Imaging, Inc. (KGII), a wholly owned subsidiary, which was reported in the commercial and government products and services business in the Commercial Imaging segment. Due to a combination of factors, including the collapse of the telecommunications market, limitations on flying imposed by the events of September 11th, delays and losses of key contracts and the global economic downturn, KGII did not achieve the financial results expected by management during both 2001 and 2002. In November 2002, the Company approved a plan to dispose of the operations of KGII.

Net sales from KGII for the years ended December 31, 2002 and 2001 were $6 million and $5 million, respectively. The Company incurred operational losses before income taxes from KGII for the years ended December 31, 2002 and 2001 of $13 million and $7 million, respectively. The Company recognized losses before income taxes in the fourth quarter of 2002 of approximately $44 million for costs associated with the disposal of KGII. The disposal costs were comprised of impairment losses related to the write-down of the carrying value of goodwill, intangibles and fixed assets to fair value, losses recognized from the sale of certain assets, and the accrual of various costs related to the shutdown of KGII, including severance relating to approximately 150 positions.

Also during the fourth quarter of 2002, the Company recognized earnings before income taxes of $19 million as a result of the favorable outcome of litigation associated with the 1994 sale of Sterling Winthrop Inc.

The loss from discontinued operations before income taxes for the years ended December 31, 2002 and 2001 was at an effective tax rate of 38% and 31%, respectively, resulting in the loss from discontinued operations, net of incomes taxes in the Consolidated Statement of Earnings of $23 million and $5 million, respectively.

For additional information, refer to Note 21, "Discontinued
Operations."

2001 COMPARED WITH 2000

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

CONSOLIDATED
------------
Net worldwide sales were $13,229 million for 2001 as compared with $13,994 million for 2000, representing a decrease of $765 million, or 5% as reported, or 3% excluding the negative net impact of exchange. The decrease in net worldwide sales was comprised of declines in Photography sales of $828 million, or 8%, and All Other sales of $16 million, or 13%, partially offset by increases in Health Imaging sales of $42 million, or 2%, and Commercial Imaging of $37 million or 3%. The decrease in Photography sales was driven by declines in consumer, entertainment origination and professional film products, consumer and professional color paper, photofinishing revenues and consumer and professional digital cameras. Net sales in the U.S. were $6,459 million for 2001 as compared with $6,810 million for 2000, representing a decrease of $351 million, or 5%. The U.S. economic condition throughout the year and the events of September 11th adversely impacted the Company's sales, particularly in the consumer film product groups within the Photography segment.

Net sales outside the U.S. were $6,770 million for 2001 as compared with $7,184 million for 2000, representing a decrease of $414 million, or 6% as reported, or 1% excluding the negative impact of exchange. Net sales in the EAMER region for 2001 were $3,333 million as compared with $3,541 million for 2000, representing a decrease of 6% as reported, or 3% excluding the negative impact of exchange. Net sales in the Asia Pacific region for 2001 were $2,231 million as compared with $2,378 million for 2000, representing a decrease of 6% as reported, or a 1% increase excluding the negative impact of exchange. Net sales in the Canada and Latin America region for 2001 were $1,206 million as compared with $1,265 million for 2000, representing a decrease of 5% as reported, or an increase of 2% excluding the negative impact of exchange.

Net sales for Emerging Market countries were $2,371 million for 2001 as compared with $2,481 million for 2000, representing a decrease of $110 million, or 4%. The decrease was primarily attributable to sales declines in Argentina, Brazil, China and Taiwan of 13%, 12%, 4% and 12%, respectively, which were primarily a result of economic weakness being experienced by these countries. These sales declines were partially offset by an increase in sales in Russia of 22%, which was primarily a result of the success in camera seeding programs. The emerging market portfolio accounted for approximately 18% and 35% of the Company's worldwide and non-U.S. sales, respectively, in both 2001 and 2000.

Gross profit was $4,568 million in 2001 as compared with $5,619 million in 2000, representing a decrease of $1,051 million, or 19%. The gross profit margin declined 5.7 percentage points from 40.2% in 2000 to 34.5% in 2001. The decline in margin was driven primarily by lower prices across many of the Company's traditional and digital product groups within the Photography segment, a significant decline in the margin in the Health Imaging segment, which was caused by declining prices and mix, and the negative impact of exchange. The decrease in margin was also attributable to an increase in restructuring costs incurred in 2001 as compared with 2000, which negatively impacted gross profit margins by approximately 0.9 percentage point.

SG&A expenses increased $111 million, or 4%, from $2,514 million in 2000 to $2,625 million in 2001. SG&A expenses increased as a percentage of sales from 18.0% in 2000 to 19.8% in 2001. The increase in SG&A expenses is primarily attributable to charges of $73 million that the Company recorded in 2001 relating to Kmart's bankruptcy, environmental issues and the write-off of certain strategic investments that were impaired, which amounted to $12 million.

R&D expenses remained flat, decreasing $5 million from $784 million in 2000 to $779 million in 2001. R&D expenses increased slightly as a percentage of sales from 5.6% in 2000 to 5.9% in 2001.

Earnings from continuing operations before interest, other (charges) income, and income taxes decreased $1,862 million, or 84%, from $2,214 million in 2000 to $352 million in 2001. The decrease in earnings from operations is partially attributable to charges taken in 2001 totaling $891 million primarily relating to restructuring and asset impairments, significant customer bankruptcies and environmental issues. The remaining decrease in earnings from operations is attributable to the decrease in sales and gross profit margin percentage for the reasons described above.

Interest expense for 2001 was $219 million as compared with $178 million for 2000, representing an increase of $41 million, or 23%. The increase in interest expense is primarily attributable to higher average borrowings in 2001 as compared with 2000. Other charges for the current year were $18 million as compared with other income of $96 million for the prior year. The decrease in other (charges) income is primarily attributable to increased losses from the Company's NexPress and Phogenix joint ventures in 2001 as compared with 2000 as these business ventures are in the early stages of bringing their offerings to market, and lower gains recognized from the sale of stock investments in 2001 as compared with 2000.

The Company's effective tax rate decreased from 34% for the year ended December 31, 2000 to 30% for the year ended December 31, 2001. The decline in the Company's 2001 effective tax rate as compared with the 2000 effective tax rate is primarily attributable to an increase in creditable foreign taxes and an $11 million tax benefit related to favorable tax settlements reached in the third quarter of 2001, which were partially offset by restructuring costs recorded in the second, third and fourth quarters of 2001, which provided reduced tax benefits to the Company.

Net earnings from continuing operations for 2001 were $81 million, or $.28 per basic and diluted share, as compared with net earnings from continuing operations for 2000 of $1,407 million, or $4.62 per basic share and $4.59 per diluted share, representing a decrease of $1,326 million, or 94%. The decrease in net earnings from continuing operations is primarily attributable to the reasons outlined above.


PHOTOGRAPHY
-----------------
Net worldwide sales for the Photography segment were $9,403 million for 2001 as compared with $10,231 million for 2000, representing a decrease of $828 million, or 8% as reported, or 5% excluding the negative net impact of exchange. The decrease in Photography sales was driven by declines in consumer, entertainment origination and professional film products, consumer and professional color paper, photofinishing revenues and consumer and professional digital cameras.

Photography net sales in the U.S. were $4,482 million for 2001 as compared with $4,960 million for 2000, representing a decrease of $478 million, or 10%. Photography net sales outside the U.S. were $4,921 million for 2001 as compared with $5,271 million for 2000, representing a decrease of $350 million, or 7% as reported, or 2% excluding the negative impact of exchange.

Net worldwide sales of consumer film products, which include 35mm film, Advantix film and one-time-use cameras, decreased 7% in 2001 relative to 2000, reflecting a 3% decline in both volume and exchange, and a 1% decline in price/mix. The composition of consumer film products in 2001 as compared with 2000 reflects a 2% decrease in volumes for Advantix film, a 7% increase in volume of one-time-use cameras and a 4% decline in volume of traditional film product lines. Sales of the Company's consumer film products within the U.S. decreased, reflecting a 5% decline in volume in 2001 as compared with 2000. Sales of consumer film products outside the U.S. decreased 9% in 2001 as compared with 2000, reflecting a 2% decrease in volume, a 2% decline in price/mix and 5% decline due to negative exchange.

During 2001, the Company continued the efforts to shift consumers to the differentiated, higher value MAX and Advantix film product lines. For 2001, sales of the MAX and Advantix product lines as a percentage of total consumer roll film revenue increased from a level of 62% in the fourth quarter of 2000 to 68% by the fourth quarter of 2001.

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

Net worldwide photofinishing sales, including Qualex in the U.S. and CIS outside the U.S., decreased 16% in 2001 as compared with 2000. This downward trend, which existed throughout 2001, is the result of a significant reduction in the placement of on-site photofinishing equipment due to the saturation of the U.S. market and the market's anticipation of the availability of new digital minilabs. During the fourth quarter of 2001, the Company purchased two wholesale, overnight photofinishing businesses in Europe. The Company acquired Spector Photo Group's wholesale photofinishing and distribution activities in France, Germany and Austria, and ColourCare Limited's wholesale processing and printing operations in the U.K. The Company believes that these acquisitions will facilitate its strategy to enhance retail photofinishing activities, provide access to a broader base of customers, create new service efficiencies and provide consumers with technologically advanced digital imaging services.

The Company continued its strong focus on the consumer imaging digital products and services, which include the picture maker kiosks and related media and consumer digital services revenue from picture CD, "You've Got Pictures" and Retail.com. Combined revenues from the placement of picture maker kiosks and the related media decreased 2% in 2001 as compared with 2000, reflecting a decline in the volume of new kiosk placements partially offset by a 15% increase in kiosk media volume. This trend in increased media usage reflects the Company's focus on creating new sales channels and increasing the media burn per kiosk. Revenue from consumer digital services increased 15% in 2001 as compared with 2000.

The Company experienced an increase in digital penetration in its Qualex wholesale labs. The principal products that contributed to this increase were Picture CD and Retail.com. The average digital penetration rate for the number of rolls processed increased each quarter during 2001 up to a rate of 6.7% in the fourth quarter, reflecting a 49% increase over the fourth quarter of 2000. In certain major retail accounts, the digital penetration reached levels of up to 15%.

During the second quarter of 2001, the Company purchased Ofoto, Inc. The Company believes that Ofoto will solidify the Company's leading position in online imaging products and services. Since the acquisition, Ofoto has demonstrated strong order growth, with the average order size increasing by 31% in 2001 as compared with the 2000 level. In addition, the Ofoto customer base reflected growth of approximately 12% per month throughout 2001.

Net worldwide sales of the Company's consumer digital cameras decreased 3% in 2001 as compared with 2000, reflecting volume growth of 35% offset by declining prices and a 2% decrease due to negative exchange. The significant volume growth over the 2000 levels was driven by strong market acceptance of the new EasyShare consumer digital camera system, competitive pricing initiatives, and a shift in the go-to-market strategy to mass-market distribution channels. These factors have moved the Company into the number two consumer market share position in the U.S., up from the number three position as of the end of 2000. Net worldwide sales of professional digital cameras decreased 12% in 2001 as compared with 2000, primarily attributable to a 20% decline in volume.

Net worldwide sales of inkjet photo paper increased 55% in 2001 as compared with 2000, reflecting volume growth of 42% and increased prices. The inkjet photo paper demonstrated double-digit growth year-over-year throughout 2001, reflecting the Company's increased promotional activity at key retail accounts, improved merchandising and broader channel distribution of the entire line of inkjet paper within the product group. Net worldwide sales of professional thermal paper remained flat, reflecting an 8% increase in volume offset by declines attributable to price and negative exchange impact of 7% and 1%, respectively.

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

Gross profit for the Photography segment was $3,402 million in 2001 as compared with $4,099 million in 2000, representing a decrease of $697 million or 17%. The gross profit margin for the Photography segment was 36.2% in 2001 as compared with 40.1% in 2000. The 3.9 percentage point decrease in gross margin for the Photography segment was primarily attributable to continued lower effective selling prices across virtually all product groups, including the Company's core products of traditional film, paper, and digital cameras, unfavorable exchange and flat distribution costs on a lower sales base.

SG&A expenses for the Photography segment remained relatively flat, decreasing $10 million, or 1%, from $1,973 million in 2000 to $1,963 million in 2001. As a percentage of sales, SG&A increased from 19.3% in 2000 to 20.9% in 2001. SG&A, excluding advertising, increased 4%, representing 14.6% of sales in 2001 and 12.9% of sales in 2000.
R&D expenses for the Photography segment decreased $33 million, or 6%, from $575 million in 2000 to $542 million in 2001. As a percentage of sales, R&D increased slightly from 5.6% in 2000 to 5.8% in 2001.

Earnings from continuing operations before interest, other (charges) income, and income taxes for the Photography segment decreased $643 million, or 45%, from $1,430 million in 2000 to $787 million in 2001, reflecting the lower sales and gross profit levels described above.


HEALTH IMAGING
---------------
Net worldwide sales for the Health Imaging segment were $2,262 million for 2001 as compared with $2,220 million for 2000, representing an increase of $42 million, or 2% as reported, or a 5% increase excluding the negative net impact of exchange.

Net sales in the U.S. were $1,089 million for 2001 as compared with $1,067 million for 2000, representing an increase of $22 million or 2%. Net sales outside the U.S. were $1,173 million for 2001 as compared with $1,153 million for 2000, representing an increase of $20 million, or 2% as reported, or 7% excluding the negative impact of exchange. Sales in emerging markets increased slightly, up 4% from 2000 to 2001.

Net worldwide sales of digital products, which include laser imagers (DryView imagers and wet laser printers), digital media (DryView and Wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment) and PACS, increased 11% in 2001 as compared with 2000. The increase in digital sales was principally the result of a 184% increase in digital capture revenues resulting from a 201% increase in volume, due to new product introductions in 2000 and 2001. In the second and third quarter of 2000, the Company introduced new computer radiography and digital radiography products. In 2001, the Company's results include sales of these products for the full year, as well as sales of newer computed radiography products, which were launched in early 2001. The increase in revenues was partially offset by declines attributable to price and exchange. Laser imaging equipment, services and film also contributed to the increase in digital sales, as sales in these combined categories increased 3% in 2001 as compared with 2000. The 3% increase in these product groups was the result of increases in DryView laser imagers and media of 8% and 33%, respectively, which were partially offset by the expected decreases in wet laser printers and media of 8% and 29%, respectively, in 2001 as compared with 2000. Sales of PACS increased 9% in 2001 as compared with 2000, reflecting a 16% increase in volume, partially offset by declines attributable to price and exchange of 4% and 3%, respectively.

Net worldwide sales of traditional medical products, which include analog film, equipment, chemistry and services, decreased 7% in 2001 as compared with 2000. This decline was primarily attributable to a 12% decrease in non-specialty medical sales. The decrease in these sales was partially offset by an increase in specialty Mammography and Oncology sales, which increased 4%, reflecting a 12% increase in volume, offset by declines attributable to price/mix and exchange of 6% and 2%, respectively. Additionally, Dental sales increased 3% in 2001 as compared with 2000, reflecting a 5% increase in volume, which was partially offset by declines of 1% attributable to both price/mix and exchange.

Gross profit for the Health Imaging segment was $869 million for 2001 as compared with $1,034 million for 2000, representing a decrease of $165 million or 16%. The gross profit margin for the Health Imaging segment was 38.4% in 2001 as compared with 46.6% in 2000. The 8.2 percentage point decrease in gross margin was primarily attributable to selling price declines in 2001, driven by the continued conversion of customers to lower pricing levels under the Company's Novation GPO contracts and a larger product mix shift from higher margin traditional analog film toward lower margin digital capture and printing equipment. Additionally, in 2001 as compared with 2000, the Company incurred higher service costs due to an increase in volume of new digital capture equipment and systems placements, compounded by short-term start-up reliability issues with the new equipment.

SG&A expenses for the Health Imaging segment increased $16 million, or 4%, from $351 million in 2000 to $367 million in 2001. As a percentage of sales, SG&A increased from 15.8% in 2000 to 16.2% in 2001.

R&D expenses for the Health Imaging segment increased $14 million, or 10%, from $138 million in 2000 to $152 million in 2001. As a percentage of sales, R&D increased from 6.2% in 2000 to 6.7% in 2001.

Earnings from continuing operations before interest, other (charges) income, and income taxes decreased $195 million, or 38%, from $518 million in 2000 to $323 million in 2001, which is attributable to the decrease in the gross profit percentage in 2001 as compared with 2000, as described above.


COMMERCIAL IMAGING
------------------
Net worldwide sales for the Commercial Imaging segment were $1,454 million for 2001 as compared with $1,417 million for 2000, representing an increase of $37 million, or 3% as reported, or 5% excluding the negative net impact of exchange.

Net sales in the U.S. were $820 million for 2001 as compared with $715 million for 2000, representing an increase of $105 million, or 15%. Net sales outside the U.S. were $634 million for 2001 as compared with $702 million for 2000, representing a decrease of $68 million, or 10% as reported, or 5% excluding the negative impact of exchange.

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

Net worldwide sales for wide-format inkjet products were a contributor to the net increase in Commercial Imaging sales as these revenues increased 9% in 2001 as compared with 2000, reflecting year-over-year sales increases throughout 2001. The Company continues to focus on initiatives to grow this business as reflected in the acquisition of ENCAD, Inc. in January of 2002. Given ENCAD's strong distribution position in this industry, the acquisition of ENCAD is expected to provide the Company with an additional channel to the inkjet printer market.

Net worldwide sales of graphic arts products to KPG decreased 15% in 2001 as compared with 2000. The largest contributor to this decline in sales was graphics film, which experienced a 20% decrease, reflecting a 19% decrease in volume and small declines attributable to price/mix and exchange. The decrease in sales to KPG is attributable to continued technology substitution and economic weakness. During 2001, KPG continued to implement the operational improvements it began in 2000, which returned the joint venture to profitability in the first quarter and throughout 2001. In the fourth quarter of 2001, KPG completed its acquisition of Imation's color proofing and software business. The Company believes that Imation's portfolio of products will complement and expand KPG's offerings in the marketplace, which should drive sell-through of Kodak's graphics products. The Company is the exclusive provider of graphic arts products to KPG. Net earnings from continuing operations include positive earnings from the Company's equity in the income of KPG.

Net worldwide sales of products to NexPress decreased in 2001 as compared with 2000, reflecting a 15% decrease in volume and declines in price/mix. In September 2001, the joint venture achieved its key milestone in launching the NexPress 2100 printer product at the Print '01 trade show. There is strong customer demand for the new printer, which the Company believes should drive increased sell-through of Kodak's products through the joint venture.

Gross profit for the Commercial Imaging segment was $451 million for 2001 compared with $473 million for 2000, representing a decrease of $22 million, or 5%. The gross profit margin for the Commercial Imaging segment was 31.0% in 2001 as compared with 33.4% in 2000. The 2.4 percentage point decrease in gross margin was primarily attributable to lower selling prices in a number of product groups within the segment.

SG&A expenses for the Commercial Imaging segment increased $32 million, or 18%, from $176 million in 2000, to $208 million in 2001. As a percentage of sales, SG&A increased from 12.4% in 2000 to 14.3% in 2001.

R&D costs for the Commercial Imaging segment decreased $3 million, or 5%, from $61 million in 2000 to $58 million in 2001. As a percentage of sales, R&D decreased from 4.3% in 2000 to 4.0% in 2001.

Earnings from continuing operations before interest, other (charges) income, and income taxes decreased $61 million, or 26%, from $233 million in 2000 to $172 million in 2001, which was attributable to the decrease in the gross profit percentage and an increase in SG&A expenses in 2001 as compared with 2000, as described above.

ALL OTHER
---------

Net worldwide sales of businesses comprising All Other were $110 million for 2001 as compared with $126 million for 2000, representing a decrease of $16 million, or 13% as reported, with no impact from exchange. Net sales in the U.S. were flat at $68 million for both 2001 and 2000, while net sales outside the U.S. were $42 million for 2001 as compared with $58 million for 2000, representing a decrease of $16 million, or 28% as reported, or 30% excluding the net impact of exchange.

The decrease in worldwide net sales was primarily attributable to a decrease in optics revenues of 39% and a decrease in revenues due to the divestment of the Eastman Software business in 2000. These decreases were partially offset by a 10% increase in the sale of sensors.

In December 2001, the Company and SANYO announced the formation of a business venture, SK Display Corporation, to manufacture and sell active matrix OLED displays for consumer devices. Kodak holds a 34% ownership interest in this venture. For 2001, there were no sales relating to this business. In the future, the Company will derive revenue through royalty income and sales of raw materials and finished displays.

Loss from continuing operations before interest, other (charges) income, and income taxes increased $49 million from a loss of $11 million in 2000 to a loss of $60 million in 2001. The increase in the loss was attributable to increased costs incurred for the continued development of the OLED technology, the establishment of the SK Display business venture and costs incurred to grow the existing optics and sensor businesses.


SUMMARY
(in millions, except per share data)

                                 2002   Change     2001   Change     2000

Net sales from continuing
  operations                  $12,835   -  3%   $13,229    - 5%   $13,994
Earnings from continuing
  operations before interest,
  other (charges) income,
  and income taxes              1,220   +247        352    -84      2,214
Earnings from continuing
  operations                      793   +879         81    -94      1,407
Loss from discontinued
  operations                      (23)  -360         (5)                -
Net earnings                      770   +913         76    -95      1,407
Basic earnings (loss) per
  share:
  Continuing operations          2.72   +871        .28    -94       4.62
  Discontinued operations        (.08)  -300       (.02)                -
  Total                          2.64   +915        .26    -94       4.62
Diluted earnings (loss) per
  share:
  Continuing operations          2.72   +871        .28    -94       4.59
  Discontinued operations        (.08)  -300       (.02)                -
  Total                          2.64   +915        .26    -94       4.59

The Company's results as noted above include certain one-time items, such as charges associated with focused cost reductions and other special charges. These one-time items, which are described below, should be considered to better understand the Company's results of operations that were generated from normal operational activities.

2002

The Company's results from continuing operations for the year included the following:

Charges of $114 million ($80 million after tax) related to focused cost reductions implemented in the third and fourth quarters. See further discussion in the Restructuring Costs and Other section of Management's Discussion and Analysis of Financial Condition and Results of
Operations (MD&A) and Note 14, "Restructuring Costs and Other."

Charges of $50 million ($34 million after tax) related to venture investment impairments and other asset write-offs incurred in the second, third and fourth quarters. See MD&A and Note 6, "Investments" for further discussion of venture investment impairments.

Income tax benefits of $121 million, including a $45 million tax benefit related to the closure of the PictureVision subsidiary in the second quarter, a $46 million benefit from the loss realized on the liquidation of a Japanese photofinishing operations subsidiary in the third quarter, an $8 million benefit from a fourth quarter property donation, and a $22 million adjustment to reduce the Company's income tax provision due to a decrease in the estimated effective tax rate for the full year.

Excluding the above items, net earnings from continuing operations were $787 million, or $2.70 per basic and diluted share.

2001

The Company's results from continuing operations for the year included the following one-time items:

Charges of $830 million ($583 million after tax) related to the restructuring programs implemented in the second, third and fourth quarters and other asset impairments. See further discussion in MD&A and Note 14, "Restructuring Costs and Other."

A charge of $41 million ($28 million after tax) for environmental exposures. See MD&A and Note 10, "Commitments and Contingencies."

A charge of $20 million ($14 million after tax) for the Kmart bankruptcy. See MD&A and Note 2, "Receivables, Net."

Income tax benefits of $31 million, including a favorable tax settlement of $11 million and a $20 million benefit relating to the decline in the year-over-year operational effective tax rate.

Excluding the above items, net earnings from continuing operations were $675 million, or $2.32 per basic and diluted share.

2000

The Company's results from continuing operations for the year included the following one-time items:

Charges of approximately $50 million ($33 million after tax) associated with the sale and exit of one of the Company's equipment manufacturing facilities. The costs for this effort, which began in 1999, related to accelerated depreciation of assets still in use prior to the sale of the facility in the second quarter, and costs for relocation of the operations.

Excluding the above, net earnings from continuing operations were $1,440 million. Basic earnings per share were $4.73 and diluted earnings per share were $4.70.


RESTRUCTURING COSTS AND OTHER
-----------------------------

                  Fourth Quarter, 2002 Restructuring Plan

During the fourth quarter of 2002, the Company announced a number of focused cost reductions designed to apply manufacturing assets more effectively in order to provide competitive products to the global market. Specifically, the operations in Rochester, New York that assemble one-time-use cameras and the operations in Mexico that perform sensitizing for graphic arts and x-ray films will be relocated to other Kodak locations. In addition, as a result of declining photofinishing volumes, the Company will close certain central photofinishing labs in the U.S. and EAMER. The Company will also reduce research and development and selling, general and administrative positions on a worldwide basis and exit certain non-strategic businesses. The total restructuring charges recorded in the fourth quarter of 2002 for these actions were $116 million.

The following table summarizes the activity with respect to the restructuring and asset impairment charges recorded during the fourth quarter of 2002 for continuing operations and the remaining balance in the related restructuring reserves at December 31, 2002:

(dollars in millions)

                                                 Long-lived
                                                   Asset     Exit
                   Number of Severance Inventory  Impair-   Costs
                   Employees  Reserve Write-downs  ments   Reserve  Total
                   ---------  -------   -------   -------  -------  -----
Q4, 2002 charges       l,l50    $  55    $  7      $ 37     $ 17    $ 116
Q4, 2002 utilization    (250)      (2)     (7)      (37)       -      (46)
                      ------    -----    ----      ----      ----   -----
Balance at 12/31/02      900    $  53    $  -      $  -     $ 17    $  70

The total restructuring charge of $116 million for the fourth quarter of 2002 was composed of severance, inventory write-downs, long-lived asset impairments and exit costs of $55 million, $7 million, $37 million and $17 million, respectively, with $109 million of those charges reported in restructuring costs (credits) and other in the accompanying Consolidated Statement of Earnings. The $7 million charge for inventory write-downs for product discontinuances was reported in cost of goods sold in the accompanying Consolidated Statement of Earnings. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items.

The severance charge related to the termination of 1,150 employees, including approximately 525 manufacturing and logistics, 300 service and photofinishing, 175 administrative and 150 research and development positions. The geographic composition of the employees terminated included approximately 775 in the United States and Canada and 375 throughout the rest of the world. The charge for the long-lived asset impairments includes the write-off of $13 million relating to equipment used in the manufacture of cameras and printers, $13 million for sensitized manufacturing equipment, $5 million for lab equipment used in photofinishing and $6 million for other assets that were scrapped or abandoned immediately. In addition, charges of $9 million related to accelerated depreciation on long-lived assets accounted for under the held for use model of SFAS No. 144, was included in cost of goods sold in the accompanying Consolidated Statement of Earnings. The accelerated depreciation of $9 million was comprised of $5 million relating to equipment used in the manufacture of cameras, $2 million for sensitized manufacturing equipment and $2 million for lab equipment used in photofinishing that will be used until their abandonment in 2003. The Company will incur accelerated depreciation charges of $16 million, $6 million and $3 million in the first, second and third quarters, respectively, of 2003 as a result of the actions implemented in the Fourth Quarter, 2002 Restructuring Plan.

In connection with the charges recorded in the Fourth Quarter, 2002 Restructuring Plan, the Company has 900 positions remaining to be eliminated as of December 31, 2002. These positions will be eliminated as the Company completes the closure of photofinishing labs and completes the planned downsizing of manufacturing and administrative positions. These positions are expected to be eliminated by the end of the second quarter of 2003. Severance payments will continue beyond the second quarter of 2003 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time. The Company expects the actions contemplated by the reserve for exit costs to be completed by the end of the third quarter of 2003. Most exit costs are expected to be paid during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003.

These restructuring actions as they relate to the Photography, Health Imaging and Commercial Imaging segments amounted to $40 million, $2 million and $19 million, respectively. The remaining $55 million were for actions associated with the manufacturing, research and development, and administrative functions, which are shared across all segments.

Cost savings resulting from the implementation of all Fourth Quarter, 2002 Restructuring Plan actions are expected to be approximately $90 million to $95 million in 2003 and $205 million to $210 million on an annual basis thereafter.

In addition to the severance actions included in the $55 million charge described above, further actions will be required related to the relocations of the Rochester, New York one-time-use camera assembly operations and the Mexican sensitizing operations. Upon completion of the final severance action plans, it is expected that an additional 500 to 700 manufacturing employees will be terminated. The total charge for these additional severance actions is expected to be approximately $15 million to $20 million.

As part of the Company's focused cost-reduction efforts, the Company announced on January 22, 2003 that it intended to incur additional charges in 2003 to terminate 1,800 to 2,200 employees, in addition to the employees included in the Fourth Quarter, 2002 Restructuring Plan. A significant portion of these reductions is related to the rationalization of the Company's photofinishing operations in the U.S. and EAMER. The total charges in 2003 are expected to be in the range of $75 million to $100 million. The savings from these additional reductions are estimated to be $35 million to $50 million in 2003 and $65 million to $85 million on an annual basis thereafter.

                  Third Quarter, 2002 Restructuring Plan

During the third quarter of 2002, the Company consolidated and reorganized its photofinishing operations in Japan by closing 8 photofinishing laboratories and transferring the remaining 7 laboratories to a joint venture it entered into with an independent third party. Beginning in the fourth quarter of 2002, the Company outsourced its photofinishing operations to this joint venture. The restructuring charge of $20 million relating to the Photography segment recorded in the third quarter included a charge for termination-related benefits of approximately $14 million relating to the elimination of approximately 175 positions, which were not transferred to the joint venture, and other statutorily required payments. The positions were eliminated as of September 30, 2002 and the related payments were made by the end of 2002. The remaining restructuring charge of $6 million recorded in the third quarter represents the write-down of long-lived assets held for sale to their fair values based on independent valuations. An additional $3 million was recorded in the fourth quarter for the write-down of these long-lived assets held for sale based on quotes obtained from potential buyers. All charges applicable to the Third Quarter, 2002 Restructuring Plan were included in the restructuring costs (credits) and other line in the accompanying Consolidated Statement of Earnings.

                    Fourth Quarter, 2001 Restructuring Plan

As a result of the decline in the global economic conditions and the events of September 11th, the Company committed to actions in the fourth quarter of 2001 (the Fourth Quarter, 2001 Restructuring Plan) to rationalize worldwide manufacturing capacity, reduce selling, general and administrative positions on a worldwide basis and exit certain businesses. The total restructuring charges in connection with these actions were $329 million.

The following table summarizes the activity with respect to the restructuring and asset impairment charges recorded during the fourth quarter of 2001 and the remaining balance in the related restructuring reserves at December 31, 2002:

(dollars in millions)

                                                 Long-lived
                                                   Asset      Exit
                   Number of Severance Inventory  Impair-    Costs
                   Employees  Reserve Write-downs  ments    Reserve  Total
                   ---------  -------   -------   -------   -------  -----
2001 charges           4,500    $ 217     $ 7     $  78     $ 27    $ 329
2001 utilization      (1,300)     (16)     (7)      (78)       -     (101)
                      ------    -----     ---     -----     ----    -----
Balance at 12/31/01    3,200      201       -         -       27      228
Q1, 2002 utilization  (1,725)     (32)      -         -        -      (32)
                      ------    -----     ---     -----     ----    -----
Balance at 3/31/02     1,475      169       -         -       27      196
Q2, 2002 utilization    (550)     (43)      -         -      (10)     (53)
                      ------    -----     ---     -----     ----    -----
Balance at 6/30/02       925      126       -         -       17      143
Q3, 2002 reversal       (275)     (12)      -         -        -      (12)
Q3, 2002 utilization    (125)     (37)      -         -        -      (37)
                      ------    -----     ---     -----     ----    -----
Balance at 9/30/02       525       77       -         -       17       94
Q4, 2002 utilization    (325)     (21)      -         -       (4)     (25)
                      ------    -----     ---     -----     ----    -----
Balance at 12/31/02      200    $  56     $ -     $   -     $ 13    $  69


The total restructuring charge of $329 million for the fourth quarter of 2001 was composed of severance, inventory write-downs, long-lived asset impairments and exit costs of $217 million, $7 million, $78 million and $27 million, respectively, with $308 million of those charges reported in restructuring costs (credits) and other in the accompanying Consolidated Statement of Earnings. The balance of the charge of $21 million, comprised of $7 million for inventory write-downs relating to the product discontinuances and $14 million relating to accelerated depreciation on the long-lived assets accounted for under the held for use model of SFAS No. 121, was reported in cost of goods sold in the accompanying Consolidated Statement of Earnings. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represented non-cash items.

The severance charge related to the termination of 4,500 employees, including approximately 1,650 manufacturing, 1,385 administrative, 1,190 service and photofinishing and 275 research and development positions. The geographic composition of the employees terminated included approximately 3,190 in the United States and Canada and 1,310 throughout the rest of the world. The charge for the long-lived asset impairments included the write-off of $22 million relating to sensitized manufacturing equipment, lab equipment and leasehold improvements, and other assets that were scrapped or abandoned immediately and accelerated depreciation of $17 million relating to sensitized manufacturing equipment, lab equipment and leasehold improvements, and other assets that were to be used until their abandonment in the first three months of 2002. The balance of the long-lived asset impairment charge of $39 million included charges of $30 million relating to the Company's exit of three non-core businesses, and $9 million for the write-off of long-lived assets in connection with the reorganization of certain of the Company's digital camera manufacturing operations.

In the third quarter of 2002, the Company reversed $12 million of the $217 million in severance charges due primarily to higher rates of attrition than originally expected, lower utilization of training and outplacement services by terminated employees than originally expected and termination actions being completed at an actual cost per employee that was lower than originally estimated. As a result, approximately 275 fewer people will be terminated, including approximately 200 service and photofinishing, 50 manufacturing and 25 administrative. Total employee terminations form the Fourth Quarter, 2001 restructuring actions are now expected to be approximately 4,225.

During the fourth quarter of 2002, the Company recorded $5 million of credits associated with the Fourth Quarter, 2001 Restructuring Plan in restructuring costs (credits) and other in the accompanying Consolidated Statement of Earnings. The credits were the result of higher proceeds and lower costs associated with the exit from non-core businesses.

These restructuring actions as they relate to the Photography, Health Imaging and Commercial Imaging segments amounted to $113 million, $34 million and $30 million, respectively. The remaining $140 million were for actions associated with the manufacturing, research and development and administrative functions, which are shared across all segments.

The remaining actions to be taken by the Company in connection with the Fourth Quarter, 2001 Restructuring Plan relate primarily to severance and exit costs. The Company has approximately 200 positions remaining to be eliminated as of December 31, 2002. These positions will be eliminated as the Company completes the closure of photofinishing labs in the U.S., and completes the planned downsizing of manufacturing positions in the U.S. and administrative positions outside the U.S. These positions are expected to be eliminated by the end of the first quarter of 2003. A significant portion of the severance had not been paid as of December 31, 2002 since, in many instances, the terminated employees could elect or were required to receive their severance payments over an extended period of time. The Company expects the actions contemplated by the reserve for exit costs to be completed by the end of the first quarter of 2003. Most exit costs are expected to be paid during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003.

           Second and Third Quarter, 2001 Restructuring Plan

During the second and third quarters of 2001, as a result of a number of factors, including the ongoing digital transformation, declining photofinishing volumes, the discontinuance of certain product lines, global economic conditions, and the growing presence of business in certain geographies outside the United States, the Company committed to a plan to reduce excess manufacturing capacity, primarily with respect to the production of sensitized goods, to close certain central photofinishing labs in the U.S. and Japan, to reduce selling, general and administrative positions on a worldwide basis and to exit certain businesses. The total restructuring charges in connection with these actions were $369 million and were recorded in the second and third quarters of 2001 (the Second and Third Quarter, 2001 Restructuring
Plan).

The following table summarizes the activity with respect to the restructuring and asset impairment charges recorded during the second and third quarters of 2001 and the remaining balance in the related restructuring reserves at December 31, 2002:

(dollars in millions)

                                                 Long-lived
                                                   Asset      Exit
                   Number of Severance Inventory  Impair-    Costs
                   Employees  Reserve Write-downs  ments    Reserve  Total
                   ---------  -------   -------   -------   -------  -----
Q2, 2001 charges       2,400    $ 127     $57     $ 112     $ 20    $ 316
Q3, 2001 charges         300        7      20        25        1       53
                      ------    -----     ---     -----     ----    -----
Subtotal               2,700      134      77       137       21      369
2001 reversal           (275)     (20)      -         -        -      (20)
2001 utilization      (1,400)     (40)    (77)     (137)      (5)    (259)
                      ------    -----     ---     -----     ----    -----
Balance at 12/31/01    1,025       74       -         -       16       90
Q1, 2002 utilization    (550)     (23)      -         -       (2)     (25)
                      ------    -----     ---     -----     ----    -----
Balance at 3/31/02       475       51       -         -       14       65
Q2, 2002 utilization    (100)     (11)      -         -       (2)     (13)
                      ------    -----     ---     -----     ----    -----
Balance at 6/30/02       375       40       -         -       12       52
Q3, 2002 reversal       (225)     (14)      -         -       (3)     (17)
Q3, 2002 utilization     (50)      (7)      -         -        -       (7)
                      ------    -----     ---     -----     ----    -----
Balance at 9/30/02       100       19       -         -        9       28
Q4, 2002 utilization    (100)      (8)      -         -       (4)     (12)
                      ------    -----     ---     -----     ----    -----
Balance at 12/31/02        0    $  11     $ -     $   -     $  5    $  16

The total restructuring charge of $369 million for the Second and Third Quarter, 2001 Restructuring Plan was composed of severance, inventory write-downs, long-lived asset impairments and exit costs of $134 million, $77 million, $137 million and $21 million, respectively, with $271 million of those charges reported in restructuring costs (credits) and other in the accompanying Consolidated Statement of Earnings. The balance of the charge of $98 million, composed of $77 million for inventory write-downs relating to product discontinuances and $21 million relating to accelerated depreciation on the long-lived assets accounted for under the held for use model of SFAS No. 121, was reported in cost of goods sold in the accompanying Consolidated Statement of Earnings. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items.

The severance charge related to the termination of 2,700 employees, including approximately 990 administrative, 800 manufacturing, 760 service and photofinishing and 150 research and development positions. The geographic composition of the employees terminated included approximately 1,110 in the United States and Canada and 1,590 throughout the rest of the world. The charge for the long-lived asset impairments includes the write-off of $61 million relating to sensitizing manufacturing equipment, lab equipment and leasehold improvements, and other assets that were scrapped or abandoned immediately and accelerated depreciation of $33 million relating to sensitizing manufacturing equipment, lab equipment and leasehold improvements, and other assets that were to be used until their abandonment within the first three months of 2002. The total amount for long-lived asset impairments also includes a charge of $43 million for the write-off of goodwill relating to the Company's PictureVision subsidiary, the realization of which was determined to be impaired as a result of the Company's acquisition of Ofoto in the second quarter of 2001.

In the fourth quarter of 2001, the Company reversed $20 million of the $134 million in severance charges as certain termination actions, primarily those in EAMER and Japan, will be completed at a total cost less than originally estimated. This is the result of a lower actual severance cost per employee as compared with the original amounts estimated and 275 fewer employees being terminated, including approximately 150 in service and photofinishing, 100 in administrative and 25 in R&D.

In the third quarter of 2002, the Company reversed $14 million of the original $134 million in severance charges due primarily to higher rates of attrition than originally expected, lower utilization of training and outplacement services by terminated employees than originally expected and termination actions being completed at an actual cost per employee that was lower than originally estimated. As a result, approximately 225 fewer employees will be terminated, including 100 in service and photofinishing, 100 in administrative and 25 in R&D. Also in the third quarter of 2002, the Company reversed $3 million of exit costs as a result of negotiating lower contract termination payments in connection with business or product line exits.

These restructuring actions as they relate to the Photography, Health Imaging and Commercial Imaging segments amounted to $234 million, $11 million and $8 million, respectively. The remaining $79 million were for actions associated with the manufacturing, research and development and administrative functions, which are shared across all segments.

Actions associated with the Second and Third Quarter, 2001 Restructuring Plan have been completed. A net total of 2,200 personnel were terminated under the Second and Third Quarter, 2001 Restructuring Plan. A portion of the severance had not been paid as of December 31, 2002 since, in many instances, the terminated employees could elect or were required to receive their severance payments over an extended period of time. Most of the remaining exit costs are expected to be paid during 2003. However, certain exit costs, such as long-term lease payments, will be paid after 2003.

Cost savings related to the Second and Third Quarter, 2001 Restructuring Plan and the Fourth Quarter, 2001 Restructuring Plan actions approximated $450 million.
-----------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

2002

The Company's cash and cash equivalents increased $121 million during 2002 to $569 million at December 31, 2002. The increase resulted primarily from $2,204 million of cash flows from operating activities, partially offset by $758 million of cash flows used in investing activities and $1,331 million of cash used in financing activities.

The net cash provided by operating activities of $2,204 million for the year ended December 31, 2002 was partially attributable to (1) net earnings of $770 million which, when adjusted for depreciation and amortization, and restructuring costs, asset impairments and other charges, provided $1,673 million of operating cash, (2) a decrease in accounts receivable of $263 million, (3) a decrease in inventories of $88 million, (4) proceeds from the surrender of its company-owned life insurance policies of $187 million, and (5) an increase in liabilities excluding borrowings of $29 million, related primarily to severance payments for restructuring programs. The net cash used in investing activities of $758 million was utilized primarily for capital expenditures of $577 million, investments in unconsolidated affiliates of $123 million, business acquisitions of $72 million, of which $60 million related to the purchase of minority interests in China and India, and net purchases of marketable securities of $13 million.
These uses of cash were partially offset by proceeds from the sale of properties of $27 million. The net cash used in financing activities of $1,331 million was primarily the result of net debt repayments of $597 million, dividend payments of $525 million and the repurchase of
7.4 million Kodak shares held by KRIP for $260 million. Of the $260 million expended, $205 million was repurchased under the 1999 stock repurchase program, which is now completed. The balance of the amount expended of $55 million was repurchased under the 2000 stock repurchase program.

Net working capital, excluding short-term borrowings, decreased to $599 million at December 31, 2002 from $797 million at December 31, 2001. This decrease is primarily attributable to an increase in accounts payable and other current liabilities, an increase in accrued income taxes, lower receivables and lower inventories partially offset by a higher cash balance.

The Company's primary estimated future uses of cash for 2003 include the following: dividend payments, debt reductions, acquisitions, and the potential repurchase of shares of the Company's common stock.

In October 2001, the Company's Board of Directors approved a change in the dividend policy from quarterly dividend payments to semi-annual payments, which, when declared, will be paid on the Company's 10th business day each July and December to shareholders of record on the first business day of the preceding month. On April 11, 2002, the Company's Board of Directors declared a semi-annual cash dividend of $.90 per share on the outstanding common stock of the Company. This dividend was paid on July 16, 2002 to shareholders of record at the close of business on June 3, 2002. On October 10, 2002, the Company's Board of Director's declared a semi-annual cash dividend of $.90 per share on the outstanding common stock of the Company. This dividend was paid to the shareholders of record at the close of business on December 13, 2002.

Capital additions were $577 million in 2002, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements and ongoing environmental and safety initiatives. For the full year 2003, the Company expects its capital spending, excluding acquisitions and equipment purchased for lease, to be approximately $600 million.

The cash outflows for severance and exit costs associated with the restructuring charges recorded in 2002 will be more than offset by the tax savings associated with the restructuring actions, primarily due to the tax benefit of $46 million relating to the consolidation of its photofinishing operations in Japan recorded in the third quarter 2002 restructuring charge. During 2002, the Company expended $220 million against the related restructuring reserves, primarily for the payment of severance benefits, which were mostly attributable to the 2001 restructuring actions. The remaining severance-related actions associated with the total 2001 restructuring charge will be completed by the end of the first quarter of 2003. Terminated employees could elect to receive severance payments for up to two years following their date of termination.

For 2003, the Company expects to generate $450 million to $650 million in cash flow after dividends, excluding the impacts on cash from the purchase and sale of marketable securities, the impacts from debt and transactions in the Company's own equity, such as stock repurchases and the proceeds from the exercise of stock options. The Company believes that its cash flow from operations will be sufficient to cover its working capital needs and the funds required for dividend payments, debt reduction, acquisitions and the potential repurchase of shares of the Company's common stock. The Company's cash balances and financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

On July 12, 2002, the Company completed the renegotiation of its 364-day committed revolving credit facility (364-Day Facility). The new $1,000 million facility is $225 million lower than the 2001 facility due to a reduction in the Company's commercial paper usage and the establishment of the accounts receivable securitization program. As a result, the Company now has $2,225 million in committed revolving credit facilities, which are available to support the Company's commercial paper program and for general corporate purposes. The credit facilities are comprised of the new 364-Day Facility at $1,000 million expiring in July 2003 and a 5-year committed facility at $1,225 million expiring in July 2006 (5-Year Facility). If unused, they have a commitment fee of $3 million per year, at the Company's current credit rating of BBB+ (Standard & Poor's (S&P)) and Baa1 (Moody's). Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company's credit rating. Due to the credit rating downgrades mentioned below and the generally tight bank credit market, the borrowing costs under the new 364-Day Facility have increased by approximately 7 basis points on an undrawn basis and 40 basis points on a fully drawn basis at the Company's current credit ratings. The borrowing costs under the 5-Year Facility have increased by 6.5 basis points on an undrawn basis and 20 basis points on a fully drawn basis. These costs will increase or decrease based on future changes in the Company's credit rating.

In connection with the renegotiation of the $1,000 million facility, the covenant under both of the facilities, which previously required the Company to maintain a certain EBITDA (earnings before interest, income taxes, depreciation and amortization) to interest ratio, was changed to a debt to EBITDA ratio. In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. The Company was in compliance with this covenant at December 31, 2002. The Company does not anticipate that a violation is likely to occur.

The Company has other committed and uncommitted lines of credit at December 31, 2002 totaling $241 million and $1,993 million, respectively. These lines primarily support borrowing needs of the Company's subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Total outstanding borrowings against these other committed and uncommitted lines of credit at December 31, 2002 were $143 million and $465 million, respectively. These outstanding borrowings are reflected in the short-term bank borrowings and long-term debt balances at December 31, 2002.

At December 31, 2002, the Company had $837 million in commercial paper outstanding, with a weighted average interest rate of 1.97%. To provide additional financing flexibility, the Company entered into an accounts receivable securitization program, which provides for borrowings up to a maximum of $400 million. At December 31, 2002, the Company had outstanding borrowings under this program of $74 million. Based on the outstanding secured borrowings level of $74 million, the estimated annualized interest rate under this program is 2.13%.

During the second quarter of 2001, the Company increased its medium-term note program from $1,000 million to $2,200 million for issuance of debt securities due nine months or more from date of issue. At December 31, 2002, the Company had debt securities outstanding of $700 million under this medium-term note program, with none of this balance due within one year. The Company has remaining availability of $1,200 million under its medium-term note program for the issuance of new notes.

Long-term debt and related maturities and interest rates were as follows at December 31, 2002 and 2001 (in millions):

                                     Weighted-
                                      Average
                                     Interest
Country     Type          Maturity     Rate       2002     2001

U.S.        Term note     2002         6.38%    $    -   $  150
U.S.        Term note     2003         9.38%       144      144
U.S.        Term note     2003         7.36%       110      110
U.S.        Medium-term   2005         7.25%       200      200
U.S.        Medium-term   2006         6.38%       500      500
U.S.        Term note     2008         9.50%        34       34
U.S.        Term note     2018         9.95%         3        3
U.S.        Term note     2021         9.20%        10       10
China       Bank Loans    2002         6.28%         -       12
China       Bank Loans    2003         5.49%       114       96
China       Bank Loans    2004         2.42%         -      190
China       Bank Loans    2004         5.58%       252      182
China       Bank Loans    2005         5.53%       124      133
Japan       Bank Loans    2003         2.51%         -       42
Qualex      Term notes  2003-2005      6.12%        44        -
Chile       Bank Loans    2004         2.61%        10       10
Other                                                6        6
                                                ------   ------
                                                $1,551   $1,822
                                                ======   ======

During the quarter ended March 31, 2002, the Company's credit ratings for long-term debt were lowered by Moody's and by Fitch to Baa1 and A-, respectively. However, in connection with its downgrade, Moody's changed the Company's outlook from negative to stable. Additionally, Fitch lowered the Company's credit rating on short-term debt to F2. On April 23, 2002, S&P lowered the Company's credit rating on long-term debt to BBB+, a level equivalent to the Company's current rating from Moody's of Baa1. S&P reaffirmed the short-term debt at A2 and maintained the Company's outlook at stable. These credit rating downgrade actions were due to lower earnings as a result of the continued weakened economy, industry factors and other world events. The reductions in the Company's long-term debt credit ratings have impacted the credit spread applied to Kodak's U.S. long-term debt traded in the secondary markets. However, this has not resulted in an increase in interest expense, as the Company has not issued any significant new long-term debt during this period. The reduction in the Company's short-term debt credit ratings has impacted the cost of short-term borrowings, primarily the cost of issuing commercial paper. However, this increased cost was more than offset by the lowering of market rates of interest as a result of actions taken by the Federal Reserve to stimulate the U.S. economy. As indicated above, the Company's weighted average commercial paper rate for commercial paper outstanding at December 31, 2002 was 1.97% as compared with 3.61% at December 31, 2001. The credit rating downgrades in the first half of 2002 coupled with the downgrades in the fourth quarter of 2001 would have resulted in an increase in borrowing rates; however, due to lower average debt levels and lower commercial paper rates, interest expense for the year ended December 31, 2002 is down relative to the year ended December 31, 2001. The above credit rating actions are not expected to have a material impact on the future operations of the Company. However, if the Company's credit ratings were to be reduced further, this could potentially affect access to commercial paper borrowing. While this is not expected to occur, if such an event did take place the Company could use alternative sources of borrowing including its accounts receivable securitization program, long-term capital markets debt, and its revolving credit facilities.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt, with the exception of the following: a $110 million note due April 15, 2003 and $44 million in term notes that will amortize through 2005 that can be accelerated if the Company's credit rating from S&P or Moody's were to fall below BBB and BBB-, respectively; and the outstanding borrowings under the accounts receivable securitization program if the Company's credit ratings from S&P or Moody's were to fall below BBB- and Baa3, respectively, and such condition continued for a period of 30 days. Further downgrades in the Company's credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives. However, the Company has access to $2,225 million in committed bank revolving credit facilities to meet unanticipated funding needs should it be necessary. Borrowing rates under these credit facilities are based on the Company's credit rating.

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At December 31, 2002, these guarantees totaled a maximum of $345 million, with outstanding guaranteed amounts of $159 million. The maximum guarantee amount includes: guarantees of up to $160 million of debt for KPG ($74 million outstanding) and up to $19 million for other unconsolidated affiliates and third parties ($17 million outstanding) and guarantees of up to $166 million of customer amounts due to banks in connection with various banks' financing of customers' purchase of products and equipment from Kodak ($68 million outstanding). The KPG debt facility and the related guarantee mature on December 31, 2005, but may be renewed at KPG's, Kodak's and the bank's discretion. The guarantees for the other third party debt mature between May 1, 2003 and May 31, 2005 and are not expected to be renewed. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to 3 years for long-term equipment financing arrangements. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee. This activity is not material. Management believes the likelihood is remote that material payments will be required under these guarantees.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries. The maximum amount guaranteed is $857 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the Consolidated Statement of Financial Position, is $628 million. These guarantees expire in 2003 through 2005 with the majority expiring in 2003.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest. As of December 31, 2002, the Company has not been required to guarantee any of the SK Display Corporation's outstanding debt.

In certain instances when Kodak sells businesses either through asset or stock sales, the Company may retain certain liabilities for known exposures and provide indemnification to the buyer with respect to future claims for certain unknown liabilities existing, or arising from events occurring, prior to the sale date, including liabilities for taxes, legal matters, environmental exposures, labor contingencies, product liability, and other obligations. The terms of the indemnifications vary in duration, from one to two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the divestiture occurred, and terms for environmental liabilities that typically do not expire. The maximum potential future payments that the Company could be required to make under these indemnifications are either contractually limited to a specified amount or unlimited. The Company believes that the maximum potential future payments that the Company could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not estimable. However, costs incurred to settle claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows.

In certain instances when Kodak sells real estate, the Company will retain the liabilities for known environmental exposures and provide indemnification to the other party with respect to future claims for certain unknown environmental liabilities existing prior to the sale date. The terms of the indemnifications vary in duration, from a range of three to ten years for certain indemnities, to terms for other indemnities that do not expire. The maximum potential future payments that the Company could be required to make under these indemnifications are either contractually limited to a specified amount or unlimited.
The Company believes that the maximum potential future payments that the Company could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses to the claims, which are not estimable. However, costs incurred to settle claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows.

The Company may enter into standard indemnification agreements in the ordinary course of business with its customers, suppliers, service providers and business partners. In such instances, the Company usually indemnifies, holds harmless and agrees to reimburse the indemnified party for all claims, actions, liabilities, losses and expenses in connection with any Kodak infringement of third party intellectual property or proprietary rights, or when applicable, in connection with any personal injuries or property damage resulting from any Kodak products sold or Kodak services provided. Additionally, the Company may from time to time agree to indemnify and hold harmless its providers of services from all claims, actions, liabilities, losses and expenses relating to their services to Kodak, except to the extent finally determined to have resulted from the fault of the provider of services relating to such services. The level of conduct constituting fault of the service provider will vary from agreement to agreement and may include conduct which is defined in terms of negligence, gross negligence, recklessness, intentional acts, omissions or other culpable behavior. The term of these indemnification agreements is generally perpetual. The maximum potential future payments that the Company could be required to make under the indemnifications are unlimited. The Company believes that the maximum potential future payments that the Company could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses to the claims, including statutes of limitation, which are not estimable. However, costs incurred to settle claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows.

The Company has by-laws, policies, and agreements under which it indemnifies its directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at Kodak's request in such capacities. Furthermore, the Company is incorporated in the State of New Jersey, which requires corporations to indemnify their officers and directors under certain circumstances. The Company has made similar arrangements with respect to the directors and officers of acquired companies. The term of the indemnification period is for the director's or officer's lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnifications is unlimited, but would be affected by all relevant defenses to the claims, including statutes of limitations.

The Company had a commitment under a put option arrangement with Burrell Colour Lab (BCL), an unaffiliated company, whereby the shareholders of BCL had the ability to put 100% of the stock to Kodak for total consideration, including the assumption of debt, of approximately $63.5 million. The option first became exercisable on October 1, 2002 and was ultimately exercised during the Company's fourth quarter ended December 31, 2002. Accordingly, on February 5, 2003, the Company acquired BCL for a total purchase price of approximately $63.5 million, which was composed of approximately $53 million in cash and $10.5 million in assumed debt. The exercise of the option had no impact on the Company's fourth quarter earnings.

In connection with the Company's investment in China that began in 1998, certain unaffiliated entities invested in two Kodak consolidated companies with the opportunity to put their minority interests to Kodak at any time after the third anniversary, but prior to the tenth anniversary, of the date on which the companies were established. On December 31, 2002, an unaffiliated investor in one of Kodak's China subsidiaries exercised their rights under the put option agreement. Under the terms of the arrangement, the Company repurchased the investor's 10% minority interest for approximately $44 million in cash. The exercise of this put option and the recording of the related minority interest purchased had no impact on the Company's earnings.
The total exercise price in connection with the remaining put options, which increases at a rate of 2% per annum, is approximately $60 million at December 31, 2002. The Company expects that approximately $16 million of the remaining $60 million in total put options will be exercised and the related cash payments will occur over the next twelve months.

Due to continuing declines in the equity markets in 2002 as well as the decline in the discount rate from December 31, 2001 to December 31, 2002, the Company was required to record a charge to the accumulated other comprehensive (loss) income component of equity of $394 million, net of tax benefits of $183 million, for additional minimum pension liabilities at December 31, 2002. The increase in additional minimum pension liabilities of $577 million was recorded to the postretirement liabilities component on the Consolidated Statement of Financial Position at December 31, 2002. The increase in this component of $684 million from December 31, 2001 to December 31, 2002 is primarily attributable to this increase in the additional minimum pension liabilities. The Company recorded the deferred income tax benefit of $183 million in the other long-term assets component within the Consolidated Statement of Financial Position. The net increase in this component of $296 million from December 31, 2001 to December 31, 2002 is partially attributable to the recording of these deferred income tax assets and the increase in the prepaid pension asset. The increase in the prepaid pension asset is primarily attributable to $197 million of pension income generated from the U.S. pension plans in 2002.

During the fourth quarter of 2002, the Company funded one of its non-U.S. defined benefit plans in the amount of approximately $38 million. The Company does not expect to have significant funding requirements relating to its defined benefit pension plans in 2003.

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and Dana Credit Corporation (DCC), a wholly owned subsidiary of Dana Corporation. Qualex accounts for its investment in ESF under the equity method of accounting. ESF provides a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit. As part of the operations of its photofinishing business, Qualex sells equipment under a sales-type lease arrangement and records a long-term receivable. These long-term receivables are subsequently sold to ESF without recourse to Qualex. ESF incurs long-term debt to finance the purchase of the receivables from Qualex. This debt is collateralized solely by the long-term receivables purchased from Qualex and, in part, by a $60 million guarantee from DCC. Qualex provides no guarantee or collateral to ESF's creditors in connection with the debt, and ESF's debt is non-recourse to Qualex. Qualex's only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases. Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor (the Vendor) to fulfill its servicing obligations under the leases. This risk is attributable to the fact that, throughout 2002, the Vendor was experiencing financial difficulty which ultimately resulted in certain of its entities in different countries filing for bankruptcy on December 24, 2002. Although the lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $473 million at December 31, 2002.

To mitigate the risk of not being able to fulfill its service obligations in the event the Vendor were to file for bankruptcy, Qualex built up its inventory of these spare parts during 2002 and began refurbishing used parts. To further mitigate its exposure, effective April 3, 2002, Kodak entered into certain agreements with the Vendor under which the Company paid $19 million for a license relating to the spare parts intellectual property, an equity interest in the Vendor and the intellectual property holding company and an arrangement to purchase spare parts. After entering into these arrangements, the Company obtained the documentation and specifications of the parts it sourced solely from the Vendor and a comprehensive supplier list for the parts the Vendor sourced from other suppliers. However, under these arrangements, Kodak had a use restriction, which precluded the Company from manufacturing the parts that the Vendor produced and from purchasing parts directly from the Vendor's suppliers. This use restriction would be effective until certain triggering events occurred, the most significant of which was the filing for bankruptcy by the Vendor. As indicated above, the Vendor filed for bankruptcy on December 24, 2002. The arrangements that the Company entered into with the Vendor are currently being reviewed in the bankruptcy courts, and there is the possibility that such agreements could be challenged. However, the Company believes that it has a strong legal position with respect to the agreements and is taking the necessary steps to obtain the rights to gain access to the Vendor's tooling to facilitate the manufacture of the parts previously produced by the Vendor. Additionally, the Company has begun to source parts directly from the Vendor's suppliers. Accordingly, the Company does not anticipate any significant liability arising from the inability to fulfill its service obligations under the arrangement with ESF.

In December 2001, S&P downgraded the credit ratings of Dana Corporation to BB for long-term debt and B for short-term debt, which are below investment grade. This action created a Guarantor Termination Event under the Receivables Purchase Agreement (RPA) between ESF and its banks. To cure the Guarantor Termination Event, in January 2002, ESF posted $60 million of additional collateral in the form of cash and long-term lease receivables. At that time, if Dana Corporation were downgraded to below BB by S&P or below Ba2 by Moody's, that action would constitute a Termination Event under the RPA and ESF would be forced to renegotiate its debt arrangements with the banks. On February 22, 2002, Moody's downgraded Dana Corporation to a Ba3 credit rating, thus creating a Termination Event.

Effective April 15, 2002, ESF cured the Termination Event by executing an amendment to the RPA. Under the amended RPA, the maximum borrowings have been lowered to $400 million, and ESF must pay a higher interest rate on outstanding and future borrowings. Additionally, if there were certain changes in control with respect to Dana Corporation or DCC, as defined in the amended RPA, such an occurrence would constitute an event of default. Absent a waiver from the banks, this event of default would create a Termination Event under the amended RPA. The amended RPA arrangement was further amended in July 2002 to extend through July 2003. Under the amended RPA arrangement, maximum borrowings were reduced to $370 million. Total outstanding borrowings under the RPA at December 31, 2002 were $320 million.

Dana Corporation's S&P and Moody's long-term debt credit ratings have remained at the February 22, 2002 levels of BB and Ba3, respectively. Under the amended RPA, if either of Dana Corporation's long-term debt ratings were to fall below their current respective ratings, such an occurrence would create a Termination Event as defined in the RPA.

The amended RPA arrangement extends through July 2003, at which time the RPA can be extended or terminated. If the RPA were terminated, Qualex would no longer be able to sell its lease receivables to ESF and would need to find an alternative financing solution for future sales of its photofinishing equipment. For the year ended December 31, 2002, total sales of photofinishing equipment were $3.5 million. Under the partnership agreement between Qualex and DCC, subject to certain conditions, ESF has exclusivity rights to purchase Qualex's long-term lease receivables. The term of the partnership agreement continues through October 6, 2003. In light of the timing of the partnership termination, Qualex plans to utilize the services of Eastman Kodak Credit Corporation, a wholly owned subsidiary of General Electric Capital Corporation, as an alternative financing solution for prospective leasing activity with its customers.

At December 31, 2002, the Company had outstanding letters of credit totaling $105 million and surety bonds in the amount of $79 million primarily to ensure the completion of environmental remediations and payment of possible casualty and workers' compensation claims.

As of December 31, 2002, the impact that our contractual obligations are expected to have on our liquidity and cash flow in future periods is as follows:

(in millions)     Total   2003   2004   2005   2006   2007   2008+

Long-term debt
  obligations    $1,551   $387   $285   $332   $500   $  -   $ 47
Operating lease
  obligations       355    102     72     56     42     32     51
Purchase
  obligations     1,159    265    239    205    116     77    257
                 ------   ----   ----   ----   ----   ----   ----
Total            $3,065   $754   $596   $593   $658   $109   $355
                 ======   ====   ====   ====   ====   ====   ====

2001

Net cash provided by operating activities in 2001 was $2,206 million, as net earnings of $76 million, adjusted for depreciation and amortization, and restructuring costs, asset impairments and other charges, provided $1,408 million of operating cash. Also contributing to operating cash was a decrease in receivables of $254 million and a decrease in inventories of $465 million. This was partially offset by decreases in liabilities, excluding borrowings, of $111 million related primarily to severance payments for restructuring programs and reductions in accounts payable and accrued benefit costs. Net cash used in investing activities of $1,188 million in 2001 was utilized primarily for capital expenditures of $743 million, investments in unconsolidated affiliates of $141 million, and business acquisitions of $306 million. Net cash used in financing activities of $808 million in 2001 was primarily the result of stock repurchases and dividend payments as discussed below.

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

Net working capital, excluding short-term borrowings, decreased to $797 million from $1,420 million at year-end 2000. This decrease is mainly attributable to lower receivable and inventory balances, as discussed above.

Capital additions, excluding equipment purchased for lease, were $680 million in 2001, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, ongoing environmental and safety initiatives, and renovations due to relocations associated with restructuring actions taken in 1999.

Under the $2,000 million stock repurchase program announced on April 15, 1999, the Company repurchased $44 million of its shares in 2001.
As of March 2, 2001, the Company suspended the stock repurchase program in a move designed to accelerate debt reduction and increase financial flexibility. At the time of the suspension of the program, the Company had repurchased approximately $1,800 million of its shares under this program.

The net cash cost of the restructuring charge recorded in 2001 was approximately $182 million after tax, which was recovered through cost savings in less than two years. The severance-related actions associated with this charge will be completed by the end of the first quarter of 2003.

2000

Net cash provided by operating activities in 2000 was $1,105 million, as net earnings of $1,407 million, adjusted for depreciation and amortization, provided $2,296 million of operating cash. This was partially offset by increases in receivables of $247 million, largely due to the timing of sales late in the fourth quarter; increases in inventories of $280 million, reflecting lower than expected sales performance in the second half of the year, particularly for consumer films, paper and digital cameras; and decreases in liabilities, excluding borrowings, of $808 million related primarily to severance payments for restructuring programs and reductions in accounts payable and accrued benefit costs. Net cash used in investing activities of $906 million in 2000 was utilized primarily for capital expenditures of $945 million, investments in unconsolidated affiliates of $123 million, and business acquisitions of $130 million, partially offset by proceeds of $277 million from sales of businesses and assets. Net cash used in financing activities of $314 million in 2000 was the result of stock repurchases and dividend payments, largely funded by net increases in borrowings of $1,313 million.

Cash dividends per share of $1.76, payable quarterly, were declared in 2000. Total cash dividends of approximately $545 million were paid in 2000.

Net working capital, excluding short-term borrowings and the current portion of long-term debt, increased to $1,420 million from $777 million at year-end 1999. This increase is mainly attributable to lower payable levels and higher receivable and inventory balances, as discussed above.

Capital additions were $945 million in 2000, with the majority of the spending supporting manufacturing productivity and quality improvements, new products including e-commerce initiatives, digital photofinishing and digital cameras, and ongoing environmental and safety initiatives.

Under the $2,000 million stock repurchase program announced on April 15, 1999, the Company repurchased 21.6 million shares for $1,099 million in 2000. On December 7, 2000, Kodak's Board of Directors authorized the repurchase of up to an additional $2,000 million of the Company's stock over the next 4 years.
-----------------------------------------------------------------------

OTHER

Cash expenditures for pollution prevention and waste treatment for the Company's current facilities were as follows:

(in millions)                         2002      2001        2000

Recurring costs for pollution
 prevention and waste treatment       $ 67      $ 68        $ 72
Capital expenditures for pollution
 prevention and waste treatment         12        27          36
Site remediation costs                   3         2           3
                                      ----      ----        ----
    Total                             $ 82      $ 97        $111
                                      ====      ====        ====

At December 31, 2002 and 2001, the Company's undiscounted accrued liabilities for environmental remediation costs amounted to $148 million and $162 million, respectively. These amounts are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site. At December 31, 2002, estimated future investigation and remediation costs of $67 million are accrued on an undiscounted basis and are included in the $148 million reported in other long-term liabilities.

Additionally, the Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. In addition, the Company has been identified as a potentially responsible party (PRP) in connection with the non-imaging health businesses in five active Superfund sites. At December 31, 2002, estimated future remediation costs of $49 million are accrued on an undiscounted basis and are included in the $148 million reported in other long-term liabilities.

The Company has obligations relating to two former manufacturing sites located outside the United States. Investigations were completed in the fourth quarter of 2001, which facilitated the completion of cost estimates for the future remediation and monitoring of these sites. The Company's obligations with respect to these two sites include an estimate of its cost to repurchase one of the sites and demolish the buildings in preparation for its possible conversion to a public park. The repurchase of the site was completed in the first quarter of 2002. At December 31, 2002, estimated future investigation, remediation and monitoring costs of $27 million are accrued on an undiscounted basis and are included in the $148 million reported in other long-term liabilities.

Additionally, the Company has approximately $5 million accrued on an undiscounted basis in the $148 million reported in other long-term liabilities at December 31, 2002 for remediation relating to other facilities, which are not material to the Company's financial position, results of operations, cash flows or competitive position.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $27 million over the next six years. These expenditures are primarily capital in nature and, therefore, are not included in the environmental accrual at December 31, 2002.

The Company is presently designated as a PRP under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at six such active sites. With respect to each of these sites, the Company's liability is minimal. Furthermore, numerous other PRPs have also been designated at these sites and, although the law imposes joint and several liability on PRPs, the Company's historical experience demonstrates that these costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial position, results of operations or cash flows.

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

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of outcomes. Estimates developed in the early stages of remediation can vary significantly. A finite estimate of cost does not normally become fixed and determinable at a specific time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability, and the Company continually updates its cost estimates. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties. Based upon information presently available, such future costs are not expected to have a material effect on the Company's competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.
-----------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. The Company is required to adopt SFAS 143 effective January 1, 2003. The Company is currently in the process of evaluating the potential impact that the adoption of the recognition provisions of SFAS 143 will have on its consolidated financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes the Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 will impact the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002, the effective date of SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a rollforward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim periods or annual periods ending after December 15, 2002. See Note 1 under "Warranty Costs" and Note 10 under "Other Commitments and Contingencies." The Company is currently in the process of evaluating the potential impact that the adoption of the recognition provisions of FIN 45 will have on its consolidated financial position and results of operations.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. See "Stock-Based Compensation" within
Note 1, "Significant Accounting Policies" for the additional annual disclosures made to comply with SFAS No. 148. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company does not intend to adopt the provisions of SFAS No. 123, the Company does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For VIE created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. See Note 6, "Investments," for these disclosures. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.
-----------------------------------------------------------------------

RISK FACTORS

The following cautionary statements address a number of important factors that could cause the actual future results of the Company to differ from those expressed or implied in the forward-looking statements contained in this document. Additionally, because of the following factors, as well as other variables affecting our operating results, the Company's past financial performance should not be considered an indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

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

Kodak's ability to implement its intellectual property licensing strategies could also affect the Company's revenue and earnings. Kodak has invested millions of dollars in technologies and needs to protect its intellectual property. The establishment and enforcement of licensing agreements provides a revenue stream in the form of royalties that protects Kodak's ability to further innovate and help the marketplace grow. Kodak's failure to properly manage the development of its intellectual property could adversely affect the future of these patents and the market opportunities that could result from the use of this property. Kodak's failure to manage the costs associated with the pursuit of these licenses could adversely affect the profitability of these operations.

In the event Kodak were unable to develop and implement e-commerce strategies that are in alignment with the trend toward industry standards and services, the Company's business could be adversely affected. The availability of software and standards related to e-commerce strategies is of an emerging nature. Kodak's ability to successfully align with the industry standards and services and ensure timely solutions, requires the Company to make accurate predictions of the future accepted standards and services.

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

Kodak intends to complete various portfolio actions required to strengthen its digital imaging portfolio, rationalize the photofinishing operations in the U.S. and EAMER and expand its services business. In the event that Kodak fails to effectively manage the highly profitable portfolio of its more traditional businesses simultaneously with the integration of these acquisitions, and should Kodak fail to streamline and simplify the business, Kodak could lose market opportunities that result in an adverse impact on its revenue.

In 2003, Kodak continues to focus on reduction of inventories, improvement in receivable performance, reduction in capital expenditures, and improvement in manufacturing productivity.

     Unanticipated delays in the Company's plans to continue inventory reductions in 2003 could adversely impact Kodak's cash flow outlook. Planned inventory reductions could be compromised by slower sales that could result from continued weak global economic conditions. Purchasers' uncertainty about the extent of the global economic downturn could result in lower demand for products and services. The competitive environment and the transition to digital products and services could also place pressures on Kodak's sales and market share. In the event Kodak was unable to successfully manage these issues in a timely manner, they could adversely impact the planned inventory reductions.

Delays in Kodak's planned improvement in manufacturing productivity could negatively impact the gross margins of the Company. Again, a continued weak economy could result in lower volumes in the factory than planned, which would negatively impact gross margins. Kodak's failure to successfully manage operational performance factors could delay or curtail planned improvements in manufacturing productivity.
If Kodak is unable to successfully negotiate raw material costs with its suppliers, or incurs adverse pricing on certain of its commodity-based raw materials, reduction in the gross margins could occur. Additionally, delays in the Company's execution of increasing manufacturing capabilities for certain of its products in some of its emerging markets, particularly China where it is more cost competitive, could adversely impact margins.

     Unanticipated delays in the Company's plans to continue the improvement of accounts receivable and to reduce the number of days sales outstanding could also adversely impact Kodak's cash outlook. A continued weak economy could slow customer payment patterns. Competitive pressures in major segments may drive erosion in the financial condition of Kodak's customers. These same pressures may adversely affect efforts to shorten customer payment terms. Kodak's ability to manage customer risk while maintaining competitive share may adversely affect continued accounts receivable improvement in 2003.

     In addition, if Kodak is not able to maintain flat capital spending relative to 2002 levels, this factor could adversely impact the Company's cash flow outlook. An increase in capital spending may occur if more projects than planned were found to generate significant positive returns in the future. Further, if the Company deems it necessary to spend more on regulatory requirements or there are unanticipated general maintenance obligations requiring more capital spending than planned, the additional monies required would create an adverse impact on Kodak's cash flow.

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

In early 2002, the United States dollar was eliminated as Argentina's monetary benchmark, resulting in significant currency devaluation. During the remainder of 2002, the currencies in both Argentina and Brazil experienced significant devaluation due to continuing difficult economic times. There can be no guarantee that economic circumstances in Argentina or elsewhere will not worsen, which could result in future effects on earnings should such events occur. The Company's failure to successfully manage economic, political and other risks relating to doing business in developing countries could adversely affect its business.

The Company, as a result of its global operating and financing activities, is exposed to changes in currency exchange rates and interest rates, which may adversely affect its results of operations and financial position.

Competition remains intense in the imaging sector in the photography, commercial and health segments. On the photography side, price competition has been driven somewhat by consumers' conservative spending behaviors during times of a weak world economy, international tensions and the accompanying concern over the possibility of war and terrorism. Some consumers have moved from branded products to private label products. On the health and commercial side, aggressive pricing tactics intensified in the contract negotiations as competitors were vying for customers and market share domestically. Continued economic weakness could also adversely impact Kodak's revenues and growth rate. Failure to successfully manage the consumers' return to branded products if and when the economic conditions improve could adversely impact Kodak's revenue and growth rate. If the pricing and programs are not sufficiently competitive with those offered by Kodak's current and future competitors, Kodak may lose market share, adversely affecting its revenue and gross margins.

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

The Company expects 2003 to be another difficult economic year compounded by rising political tensions, with a slight improvement in full year revenues. The Company expects earnings to be flat for the first quarter of 2003 compared with the same period last year. We do not expect to see any real upturn in the economy until 2004, with a very gradual return to consumer spending habits and behavior that will positively affect our business growth. The Company will continue to take actions to minimize the financial impact of this slowdown. These actions include efforts to better manage production and inventory levels and reduce capital spending, while at the same time reducing discretionary spending to further hold down costs. The Company will also complete the implementation of the restructuring programs announced in 2002, as well as implement new focused cost reduction actions in 2003, to make its operations more cost competitive and improve margins.
-----------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995. For example, references to the Company's revenue and cash flow expectations for 2003 are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements. The forward-looking statements contained in this report are subject to a number of risk factors, including the successful: implementation of product strategies (including category expansion, digitization, OLED, and digital products); implementation of intellectual property licensing strategies; development and implementation of e-commerce strategies; completion of information systems upgrades, including SAP; completion of various portfolio actions; reduction of inventories; improvement in manufacturing productivity; improvement in receivables performance; reduction in capital expenditures; improvement in supply chain efficiency; development of the Company's business in emerging markets like China, India, Brazil, Mexico, and Russia. The forward-looking statements contained in this report are subject to the following additional risk factors: inherent unpredictability of currency fluctuations and raw material costs; competitive actions, including pricing; the nature and pace of technology substitution, including the analog-to-digital shift; continuing customer consolidation and buying power; general economic and business conditions; and other risk factors disclosed herein and from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the items discussed in "Risk Factors" as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

Any forward-looking statements in this report should be evaluated in light of these important risk factors.
-----------------------------------------------------------------------

MARKET PRICE DATA
                          2002                           2001
Price per
share:              High          Low              High          Low

1st Quarter        $34.30       $25.58            $46.65       $38.19
2nd Quarter         35.49        28.15             49.95        37.76
3rd Quarter         32.36        26.30             47.38        30.75
4th Quarter         38.48        25.60             36.10        24.40
--------------------------------------------------------------------------

SUMMARY OF OPERATING DATA

A summary of operating data for 2002 and for the four years prior is shown on page 149.
-----------------------------------------------------------------------

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

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at December 31, 2002 and 2001, the fair value of open forward contracts would have increased $13 million, and decreased $25 million, respectively. Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at December 31, 2002 and 2001, the fair value of open forward contracts would have decreased $4 million and $11 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 37 basis points) higher at December 31, 2002, the fair value of short-term and long-term borrowings would have decreased $1 million and $15 million, respectively. Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 43 basis points) higher at December 31, 2001, the fair value of short-term and long-term borrowings would have decreased $1 million and $28 million, respectively.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2002 was not significant to the Company.
-------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the consolidated financial statements and related notes that appear on pages 79 through 148. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include certain amounts that are based on management's best estimates and judgments.
  The Company's accounting systems include extensive internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties, and are monitored through a comprehensive internal audit program. The Company's policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner that is above reproach.
  The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, who were responsible for conducting their audits in accordance with auditing standards generally accepted in the United States of America. Their resulting report is shown below.
  The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of non-management Board members. The independent accountants and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with the independent accountants and the Director of Corporate Auditing, both privately and with management present, to discuss accounting, auditing and financial reporting matters.



Daniel A. Carp                           Robert H. Brust
Chairman & Chief Executive Officer,      Chief Financial Officer, and
President & Chief Operating Officer      Executive Vice President

March 13, 2003                           March 13, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Eastman Kodak Company

In our opinion, the accompanying consolidated financial statements and financial statement schedule listed in the index appearing under Item 15(a)(1) and (2) on page 152 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Eastman Kodak Company and subsidiary companies (the Company) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002.

PricewaterhouseCoopers LLP
Rochester, New York
March 13, 2003

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS

                                        For the Year Ended December 31,
(in millions, except per share
 data)
                                        2002         2001         2000

Net sales                            $12,835      $13,229      $13,994
Cost of goods sold                     8,225        8,661        8,375
                                     -------      -------      -------
   Gross profit                        4,610        4,568        5,619

Selling, general and
 administrative expenses               2,530        2,625        2,514
Research and development costs           762          779          784
Goodwill amortization                      -          153          151
Restructuring costs (credits)
 and other                                98          659          (44)
                                     -------      -------      -------
   Earnings from continuing
    operations before interest,
    other (charges) income, and
    income taxes                       1,220          352        2,214

Interest expense                         173          219          178
Other (charges) income                  (101)         (18)          96
                                     -------      -------      -------
Earnings from continuing operations
 before income taxes                     946          115        2,132
Provision for income taxes               153           34          725
                                     -------      -------      -------
Earnings from continuing operations  $   793      $    81      $ 1,407
                                     =======      =======      =======
Loss from discontinued operations,
 net of income tax benefits of $15,
 $2 and $0 for the years ended
 December 31, 2002, 2001 and 2000,
 respectively                        $   (23)     $    (5)     $     -
                                     =======      =======      =======
NET EARNINGS                         $   770      $    76      $ 1,407
                                     =======      =======      =======

Basic net earnings (loss) per share:
  Continuing operations              $  2.72      $   .28      $  4.62
  Discontinued operations               (.08)        (.02)           -
                                     -------      -------      -------
  Total                              $  2.64      $   .26      $  4.62
                                      ======      =======      =======

Diluted net earnings (loss) per
 share:
  Continuing operations              $  2.72      $   .28      $  4.59
  Discontinued operations               (.08)        (.02)           -
                                     -------      -------      -------
  Total                              $  2.64      $   .26      $  4.59
                                     =======      =======      =======


Number of common shares used in
 basic earnings per share              291.5        290.6        304.9
Incremental shares from
 assumed conversion of options           0.2          0.4          1.7
                                      ------      -------      -------
Number of common shares used in
 diluted earnings per share            291.7        291.0        306.6
                                      ======      =======      =======

Cash dividends per share              $ 1.80      $  2.21      $  1.76
                                      ======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except share and per
 share data)                                    At December 31,
                                             2002            2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   569         $   448
Receivables, net                            2,234           2,337
Inventories, net                            1,062           1,071
Deferred income taxes                         512             521
Other current assets                          157             240
                                          -------         -------
 Total current assets                       4,534           4,617
                                          -------         -------

Property, plant and equipment, net          5,420           5,659
Goodwill, net                                 981             948
Other long-term assets                      2,434           2,138
                                          -------         -------
 TOTAL ASSETS                             $13,369         $13,362
                                          =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current
 liabilities                              $ 3,351         $ 3,276
Short-term borrowings                       1,442           1,534
Accrued income taxes                          584             544
                                          -------         -------
 Total current liabilities                  5,377           5,354

Long-term debt, net of current portion      1,164           1,666
Postretirement liabilities                  3,412           2,728
Other long-term liabilities                   639             720
                                          -------         -------
 Total liabilities                         10,592          10,468
                                          -------         -------

 Commitments and Contingencies (Note 10)

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value;
   950,000,000 shares authorized;
   391,292,760 shares issued in 2002
    and 2001; 285,933,179 and
    290,929,701 shares outstanding
    in 2002 and 2001                          978             978
Additional paid in capital                    849             849
Retained earnings                           7,611           7,431
Accumulated other comprehensive loss         (771)           (597)
                                          -------         -------
                                            8,667           8,661
Treasury stock, at cost
   105,359,581 shares in 2002 and
   100,363,059 shares in 2001               5,890           5,767
                                          -------         -------
 Total shareholders' equity                 2,777           2,894
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $13,369         $13,362
                                          =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions, except share and per share data)

                                                                         Accumulated
                                                   Additional               Other
                                            Common  Paid In   Retained  Comprehensive  Treasury
                                            Stock*  Capital   Earnings  (Loss) Income    Stock    Total

Shareholders' Equity December 31, 1999       $978     $ 889    $ 6,995    $(145)       $(4,805)  $3,912

Net earnings                                    -         -      1,407        -              -    1,407
                                                                                                 ------
Other comprehensive income (loss):
  Unrealized losses on available-for-sale
   securities ($77 million pre-tax)             -         -          -      (48)             -      (48)
  Reclassification adjustment for gains
   on available-for-sale securities
   included in net earnings
   ($94 million pre-tax)                        -         -          -      (58)             -      (58)
  Unrealized loss arising from
   hedging activity ($55 million pre-tax)       -         -          -      (34)             -      (34)
  Reclassification adjustment for hedging
   related gains included in net earnings
   ($6 million pre-tax)                         -         -          -       (4)             -       (4)
  Currency translation adjustments              -         -          -     (194)             -     (194)
  Minimum pension liability adjustment
   ($2 million pre-tax)                         -         -          -        1              -        1
                                                                          -----                  ------
 Other comprehensive loss                       -         -          -     (337)             -     (337)
                                                                          -----                  ------
Comprehensive income                                                                              1,070

Cash dividends declared ($1.76 per common
  share)                                        -         -       (533)       -              -     (533)
Treasury stock repurchased (21,575,536
  shares)                                       -         -          -        -         (1,099)  (1,099)
Treasury stock issued under employee plans
 (1,638,872 shares)                             -       (33)         -        -             96       63
Tax reductions - employee plans                 -        15          -        -              -       15
                                             ----     -----    -------    -----        -------   ------
Shareholders' Equity December 31, 2000       $978     $ 871    $ 7,869    $(482)       $(5,808)  $3,428

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY Cont'd.
(in millions, except share and per share data)



                                                                         Accumulated
                                                   Additional               Other
                                            Common   Paid In  Retained  Comprehensive  Treasury
                                            Stock*   Capital  Earnings  (Loss) Income   Stock     Total

Shareholders' Equity December 31, 2000        $978    $ 871    $ 7,869    $(482)       $(5,808)  $3,428

Net earnings                                     -        -         76        -              -       76
                                                                                                 ------
Other comprehensive income (loss):
  Unrealized losses on available-for-sale
   securities ($34 million pre-tax)              -        -          -      (21)             -      (21)
  Reclassification adjustment for gains
   on available-for-sale securities
   included in net earnings
   ($13 million pre-tax)                         -        -          -        8              -        8
  Unrealized gain arising from
   hedging activity ($6 million pre-tax)         -        -          -        4              -        4
  Reclassification adjustment for hedging
   related losses included in net earnings
   ($48 million pre-tax)                         -        -          -       29              -       29
  Currency translation adjustments               -        -          -      (98)             -      (98)
  Minimum pension liability adjustment
   ($60 million pre-tax)                         -        -          -      (37)             -      (37)
                                                                          -----                  ------
 Other comprehensive loss                        -        -          -     (115)             -     (115)
                                                                          -----                  ------
Comprehensive loss                                                                                  (39)

Cash dividends declared ($2.21 per common
  share)                                         -        -       (514)       -              -     (514)
Treasury stock repurchased (947,670 shares)      -        -          -        -            (41)     (41)
Treasury stock issued under employee plans
 (1,393,105 shares)                              -      (25)         -        -             82       57
Tax reductions - employee plans                  -        3          -        -              -        3
                                              ----    -----    -------    -----        -------   ------
Shareholders' Equity December 31, 2001        $978    $ 849    $ 7,431    $(597)       $(5,767)  $2,894

83

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY Cont'd.
(in millions, except share and per share data)



                                                                        Accumulated
                                                   Additional             Other
                                            Common   Paid In  Retained  Comprehensive  Treasury
                                            Stock*   Capital  Earnings  (Loss) Income    Stock    Total

Shareholders' Equity December 31, 2001        $978    $ 849    $ 7,431    $(597)      $(5,767)   $2,894

Net earnings                                     -        -        770        -             -       770
                                                                                                 ------
Other comprehensive income (loss):
  Unrealized gains on available-for-sale
   securities ($11 million pre-tax)              -        -          -        6             -         6
    Unrealized loss arising from
    hedging activity ($27 million pre-tax)       -        -          -      (19)            -       (19)
  Reclassification adjustment for hedging
   related losses included in net earnings
   ($24 million pre-tax)                         -        -          -       15             -        15
  Currency translation adjustments               -        -          -      218             -       218
  Minimum pension liability adjustment
   ($577 million pre-tax)                        -        -          -     (394)            -      (394)
                                                                          -----                  ------
 Other comprehensive loss                        -        -          -     (174)            -      (174)
                                                                          -----                  ------
Comprehensive income                                                                                596

Cash dividends declared ($1.80 per common
  share)                                         -        -       (525)       -             -      (525)
Treasury stock repurchased (7,354,316
  shares)                                        -        -          -        -          (260)     (260)
Treasury stock issued under employee plans
 (2,357,794 shares)                              -        1        (65)       -           137        73
Tax reductions - employee plans                  -       (1)         -        -             -        (1)
                                              ----     -----    -------   -----       -------    ------
Shareholders' Equity December 31, 2002        $978     $ 849    $ 7,611   $(771)      $(5,890)   $2,777
                                              ====     =====    =======   =====       =======    ======

*  There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.


The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
                                         For the Year Ended December 31,
(in millions)                             2002        2001        2000

Cash flows from operating activities:
Net earnings                            $  770      $   76      $1,407
Adjustments to reconcile to net cash
 provided by operating activities:
  Loss from discontinued operations         23           5           -
  Equity in losses from unconsolidated
   affiliates                              105          84         111
  Depreciation and amortization            818         917         889
  Gain on sales of businesses/assets       (24)          -        (117)
  Restructuring costs, asset impairments
   and other charges                        85         415           -
  (Benefit) provision for deferred
   income taxes                           (224)        (41)        234
  Decrease (increase) in receivables       263         254        (247)
  Decrease (increase) in inventories        88         465        (280)
  Increase (decrease) in liabilities
   excluding borrowings                     29        (111)       (808)
  Other items, net                         285         149         (84)
                                        ------      ------       -----
    Total adjustments                    1,448       2,137        (302)
                                        ------      ------      ------
    Net cash provided by continuing
     operations                          2,218       2,213       1,105
                                        ------      ------      ------
    Net cash used for discontinued
     operations                            (14)         (7)          -
                                        ------      ------      ------
    Net cash provided by operating
     activities                          2,204       2,206       1,105
                                        ------      ------      ------
Cash flows from investing activities:
  Additions to properties                 (577)       (743)       (945)
  Net proceeds from sales of
   businesses/assets                        27           -         277
  Acquisitions, net of cash acquired       (72)       (306)       (130)
  Investments in unconsolidated
   affiliates                             (123)       (141)       (123)
  Marketable securities - sales             88          54          84
  Marketable securities - purchases       (101)        (52)        (69)
                                        ------      ------      ------
    Net cash used in investing
     activities                           (758)     (1,188)       (906)
                                        ------      ------      ------
Cash flows from financing activities:
  Net (decrease) increase in
   borrowings with original maturities
   of 90 days or less                     (210)       (695)        939
  Proceeds from other borrowings           759       1,907       1,310
  Repayment of other borrowings         (1,146)     (1,355)       (936)
  Dividends to shareholders               (525)       (643)       (545)
  Exercise of employee stock options        51          22          43
  Stock repurchase programs               (260)        (44)     (1,125)
                                        ------      ------      ------
    Net cash used in
     financing activities               (1,331)       (808)       (314)
                                        ------      ------      ------
Effect of exchange rate changes on cash      6          (8)        (12)
                                        ------      ------      ------

Net increase (decrease) in cash and
 cash equivalents                          121         202        (127)
Cash and cash equivalents, beginning
 of year                                   448         246         373
                                        ------      ------      ------
Cash and cash equivalents, end of year  $  569      $  448      $  246
                                        ======      ======      ======

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)

Cash paid for interest and income taxes was:

                                       2002        2001        2000

Interest, net of portion capitalized
  of $3, $12 and $40                   $173        $214        $166
Income taxes                            201         120         486


The following transactions are not reflected in the Consolidated
Statement of Cash Flows:

                                       2002        2001        2000

Minimum pension liability adjustment   $394        $ 37        $ (1)
Liabilities assumed in acquisitions      30         142          31
Issuance of restricted stock,
  net of forfeitures                      1           5           2
Issuance of stock related to
  an acquisition                         25           -           -

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Kodak and its majority owned subsidiary companies. Intercompany transactions are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to minority interests. The equity method of accounting is used for joint ventures and investments in associated companies over which Kodak has significant influence, but does not have effective control. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The cost method of accounting is used for investments in which Kodak has less than a 20% ownership interest, and the Company does not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value. The carrying value of these investments is reported in other long-term assets. The Company's equity in the net income and losses of these investments is reported in other (charges) income. See
Note 6, "Investments" and Note 12, "Other (Charges) Income."

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

FOREIGN CURRENCY

For most subsidiaries and branches outside the U.S., the local currency is the functional currency. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," the financial statements of these subsidiaries and branches are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders' equity at historical exchange rates. For those subsidiaries for which the local currency is the functional currency, the resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying Consolidated Statement of Financial Position. Translation adjustments are not tax-effected since they relate to investments, which are permanent in nature.

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

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in income. The effects of foreign currency transactions, including related hedging activities, were losses of $19 million, $9 million, and $13 million in the years 2002, 2001, and 2000, respectively, and are included in other (charges) income in the accompanying Consolidated Statement of Earnings.

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

Additionally, the Company guarantees debt and other obligations with certain unconsolidated affiliates and customers, which could potentially subject the Company to significant concentrations of credit risk. However, with the exception of the Company's total debt guarantees for which there is a concentration with one of Kodak's unconsolidated affiliate companies, these guarantees relate to numerous customers in a variety of industries, markets and geographies around the world. The Company does not believe that material payments will be required under any of its guarantee arrangements. See Note 10 under "Other Commitments and Contingencies."

CASH EQUIVALENTS

All highly liquid investments with a remaining maturity of three months or less at date of purchase are considered to be cash equivalents.

MARKETABLE SECURITIES AND NONCURRENT INVESTMENTS

The Company classified its investment securities as either held-to-maturity, available-for-sale or trading. The Company's debt and equity investment securities are classified as held-to-maturity and available-for-sale, respectively. Held-to-maturity investments are carried at amortized cost and available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in shareholders' equity under the caption accumulated other comprehensive income (loss). If the Company determines that such losses are other than temporary, they will be charged to earnings.

At December 31, 2002, the Company had short-term investments classified as held-to-maturity of $9 million. These investments were included in other current assets. In addition, the Company had available-for-sale equity securities of $24 million, included in other long-term assets at December 31, 2002.

At December 31, 2001, the Company had short-term investments classified as held-to-maturity of $3 million, which were included in other current assets. In addition, the Company had available-for-sale equity securities of $33 million, included in other long-term assets at December 31, 2001.

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

GOODWILL

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, goodwill is no longer amortized, but is required to be assessed for impairment at least annually. Under the transitional guidance of SFAS No. 142, the Company was required to perform two steps, step one to test for a potential impairment of goodwill and, if potential losses were identified, step two to measure the impairment loss. The Company completed step one in its first quarter ended March 31, 2002, and determined that there were no such impairments. Accordingly, the performance of step two was not required.

The Company has elected to make September 30 the annual impairment assessment date for all of its reporting units, and will perform additional impairment tests when events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. If the Company believes the carrying amount of a reporting unit exceeds its fair value, the Company would record an impairment loss in earnings to the extent the carrying amount of the reporting unit's goodwill exceeded the fair value of such goodwill. The Company estimates the fair value of its reporting units through internal analysis and external valuations, which utilize income and market approaches through the application of capitalized earnings, discounted cash flow and market comparable methods.

For the years ended December 31, 2001 and 2000, goodwill amortization was charged to earnings on a straight-line basis over the period estimated to be benefited, generally ten years. See Note 5, "Goodwill and Other Intangible Assets."

REVENUE

The Company's revenue transactions include sales of the following: products; equipment; services; equipment bundled with products and/or services; and integrated solutions. The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed and determinable; and collectibility is reasonably assured. At the time revenue is recognized, the Company provides for the estimated costs of warranties and reduces revenue for estimated returns. At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs offered including cash and volume discounts, price protection, promotional, cooperative and other advertising allowances, slotting fees and coupons.

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

The sale of equipment combined with services, including maintenance, and/or other elements, including products and software, represent multiple element arrangements. The Company allocates revenue to the various elements based on verifiable objective evidence of fair value (if software is not included or is incidental to the transaction) or Kodak-specific objective evidence of fair value if software is included and is other than incidental to the sales transaction as a whole. Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element.

Revenue from the sale of integrated solutions, which includes transactions that require significant production, modification or customization of software, is recognized in accordance with contract accounting. Under contract accounting, revenue should be recognized utilizing either the percentage-of-completion or completed-contract method. The Company currently utilizes the completed-contract method for all solution sales as sufficient history does not currently exist to allow the Company to accurately estimate total costs to complete these transactions. Revenue from other long-term contracts, primarily government contracts, is generally recognized using the percentage-of-completion method.

The Company may offer customer financing to assist customers in their acquisition of Kodak's products, primarily in the area of on-site photofinishing equipment. At the time a financing transaction is consummated, which qualifies as a sales-type lease, the Company records the total lease receivable net of unearned income and the estimated residual value of the equipment. Unearned income is recognized as finance income using the interest method over the term of the lease. Leases not qualifying as sales-type leases are accounted for as operating leases. The underlying equipment is depreciated on a straight-line basis over the assets' estimated useful life.

The Company's sales of tangible products are the only class of revenues that exceeds 10% of total consolidated net sales. All other sales classes are individually less than 10%, and therefore, have been combined with the sales of tangible products on the same line in accordance with Regulation S-X.

WARRANTY COSTS

The Company has warranty obligations in connection with the sale of its equipment. The original warranty period for equipment products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from December 31, 2001 to December 31, 2002 was as follows:

(in millions)

Accrued warranty obligations at December 31, 2001         $50
Actual warranty experience during 2002                    (47)
2002 warranty provisions                                   48
Adjustments for changes in estimates                       (8)
                                                           --
Accrued warranty obligations at December 31, 2002         $43
                                                          ===

The Company also offers extended warranty arrangements to its customers, which are generally one year but may range from three months to three years after the original warranty period. The Company provides both repair services and routine maintenance services under these arrangements. The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Costs incurred under these extended warranty arrangements for the year ended December 31, 2002 amounted to $179 million. The change in the Company's deferred revenue balance in relation to these extended warranty arrangements was as follows:

(in millions)

Deferred revenue at December 31, 2001                   $  91
New extended warranty arrangements in 2002                330
Recognition of extended warranty arrangement
 revenue in 2002                                         (318)
                                                        -----
Deferred revenue at December 31, 2002                   $ 103
                                                        =====
RESEARCH AND DEVELOPMENT COSTS

Research and development costs, which include costs in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation are charged to operations in the period in which they are incurred.

ADVERTISING

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $632 million, $634 million and $701 million in 2002, 2001 and 2000, respectively.

SHIPPING AND HANDLING COSTS

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively, in accordance with Emerging Issues Task Force
(EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and
Costs."

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under the guidance of SFAS No. 144, the Company's current policy is substantially unchanged from its previous policy. The Company reviews the carrying value of its long-lived assets, other than goodwill and purchased intangible assets with indefinite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses the recoverability of the carrying value of long-lived assets by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and that are expected to arise from the use of and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals.

In connection with its assessment of recoverability of its long-lived assets and its ongoing strategic review of the business and its operations, the Company continually reviews the remaining useful lives of its long-lived assets. If this review indicates that the remaining useful life of the long-lived asset has been reduced, the Company will adjust the depreciation on that asset to facilitate full cost recovery over its revised estimated remaining useful life.

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

The Company has cash flow hedges to manage foreign currency exchange risk, commodity price risk, and interest rate risk related to forecasted transactions. The Company also uses foreign currency forward contracts to offset currency-related changes in foreign currency denominated assets and liabilities. These foreign currency forward contracts are not designated as accounting hedges and all changes in fair value are recognized in earnings in the period of change.

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

ENVIRONMENTAL EXPENDITURES

Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred. Costs that are capital in nature and that provide future benefits are capitalized. Liabilities are recorded when environmental assessments are made or the requirement for remedial efforts is probable, and the costs can be reasonably estimated. The timing of accruing for these remediation liabilities is generally no later than the completion of feasibility studies.

The Company has an ongoing monitoring and identification process to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company's assets and liabilities. Management provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

EARNINGS PER SHARE

Basic earnings-per-share computations are based on the weighted-average number of shares of common stock outstanding during the year. Diluted earnings-per-share calculations reflect the assumed exercise and conversion of employee stock options that have an exercise price that is below the average market price of the common shares for the respective periods.

Options to purchase 26.8 million and 43.7 million shares of common stock at weighted-average per share prices of $58.83 and $61.30 for the years ended December 31, 2002 and 2001, respectively, were outstanding during the years presented but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.

STOCK-BASED COMPENSATION

The Company accounts for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, no stock-based employee compensation cost is reflected in net income from continuing operations as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table illustrates the effect on net income from continuing operations and earnings per share from continuing operations as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

(in millions, except per share data)
                                           Year Ended December 31,
                                        2002       2001       2000

Net income from continuing
 operations, as reported              $  793     $   81     $1,407

Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 method for all awards, net
 of related tax effects                 (105)       (79)       (61)
                                       -----     ------     ------
Pro forma net income from
 continuing operations                 $ 688     $    2     $1,346
                                       =====     ======     ======
Earnings per share from
 continuing operations

  Basic - as reported                 $ 2.72     $  .28     $ 4.62
  Basic - pro forma                   $ 2.36     $  .01     $ 4.41

  Diluted - as reported               $ 2.72     $  .28     $ 4.59
  Diluted - pro forma                 $ 2.36     $  .01     $ 4.41

The 2002 total stock-based employee compensation expense amount of $105 million, net of taxes, includes a net of tax expense impact of $34 million representing the unamortized compensation cost of the options that were cancelled in connection with the 2002 voluntary stock option exchange program. See Note 19, "Stock Option and Compensation Plans."

SEGMENT REPORTING

The Company reports net sales, operating income, net income, certain expense, asset and geographical information about its operating
segments.   Public companies report information about their business
activities, which meets the criteria of a reportable segment. Reportable segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has three reportable segments and All Other. See Note 22, "Segment Information" for a discussion of the change in the Company's operating structure in 2001.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. The Company is required to adopt SFAS 143 effective January 1, 2003. The Company is currently in the process of evaluating the potential impact that the adoption of the recognition provisions of SFAS 143 will have on its consolidated financial position and results of operations.

Effective January 1, 2002, the Company adopted the provisions of EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The EITF provides guidance with respect to the statement of earnings classification of and the accounting for recognition and measurement of consideration given by a vendor to a customer, which includes sales incentive offers labeled as discounts, coupons, rebates and free products or services as well as arrangements labeled as slotting fees, cooperative advertising and buydowns. The adoption of EITF Issue No. 01-09 did not have a material impact on the Company's Consolidated Statement of Earnings.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 will impact the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002, the effective date of SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a rollforward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim periods or annual periods ending after December 15, 2002. See Note 1 under "Warranty Costs" and Note 10, "Commitments and Contingencies." The Company is currently in the process of evaluating the potential impact that the adoption of the recognition provisions of FIN 45 will have on its consolidated financial position and results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. See "Stock-Based Compensation" within
Note 1, "Significant Accounting Policies" for the additional annual disclosures made to comply with SFAS No. 148. As the Company does not intend to adopt the provisions of SFAS No. 123, the Company does not expect SFAS No. 148 to have a material effect on its results of operations or financial condition.

In January 2003, the FASB issued Interpretaion No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For VIE created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. See Note 6, "Investments," for these disclosures. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior periods to conform to the 2002 presentation.
-----------------------------------------------------------------------

NOTE 2:  RECEIVABLES, NET

 (in millions)                                2002         2001

Trade receivables                           $1,896       $1,966
Miscellaneous receivables                      338          371
                                            ------       ------
 Total (net of allowances of $137 and $109) $2,234       $2,337
                                            ======       ======

In the fourth quarter of 2001, the Company recorded a charge of approximately $20 million to provide for the potential uncollectible amounts due from Kmart, which filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in January 2002. The amount of $20 million is included in selling, general and administrative expenses in the accompanying Consolidated Statement of Earnings in 2001 and in the total allowance of $137 million and $109 million at December 31, 2002 and 2001, respectively.

Of the total trade receivable amounts of $1,896 million and $1,966 million as of December 31, 2002 and 2001, respectively, approximately $371 million and $329 million, respectively, are expected to be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.
-----------------------------------------------------------------------

NOTE 3:  INVENTORIES, NET
(in millions)                                 2002         2001

  At FIFO or average cost (approximates
   current cost)
         Finished goods                     $  831       $  851
         Work in process                       322          318
         Raw materials and supplies            301          346
                                            ------       ------
                                             1,454        1,515
         LIFO reserve                         (392)        (444)
                                            ------       ------
           Total                            $1,062       $1,071
                                            ======       ======

Inventories valued on the LIFO method are approximately 47% and 48% of total inventories in 2002 and 2001, respectively. During 2001, inventory usage resulted in liquidations of LIFO inventory quantities. In the aggregate, these inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these LIFO liquidations was to reduce cost of goods sold by $31 million and $14 million in 2002 and 2001, respectively.

The Company reduces the carrying value of inventories to a lower of cost or market basis for those items that are potentially excess, obsolete or slow-moving based on management's analysis of inventory levels and future sales forecasts. The Company also reduces the carrying value of inventories whose net book value is in excess of market. Aggregate reductions in the carrying value with respect to inventories that were still on hand at December 31, 2002 and 2001, and that were deemed to be excess, obsolete, slow-moving or that had a carrying value in excess of market, were $65 million and $99 million, respectively.
-----------------------------------------------------------------------

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT, NET
(in millions)                                 2002         2001

  Land                                     $   123      $   127
  Buildings and building improvements        2,658        2,602
  Machinery and equipment                   10,182        9,884
  Construction in progress                     325          369
                                           -------      -------
                                            13,288       12,982
  Accumulated depreciation                  (7,868)      (7,323)
                                           -------      -------
    Net properties                         $ 5,420      $ 5,659
                                           =======      =======

Depreciation expense was $818 million, $765 million and $738 million for the years 2002, 2001 and 2000, respectively, of which approximately $19 million, $52 million and $33 million, respectively, represented accelerated depreciation in connection with restructuring actions.
-----------------------------------------------------------------------

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized, but is required to be assessed for impairment at least annually. Goodwill, net was $981 million and $948 million at December 31, 2002 and 2001, respectively. Accumulated amortization amounted to $920 million at December 31, 2001. The changes in the carrying amount of goodwill by reportable segment for 2002 and 2001 were as follows:

                                                     Commer-    Consol-
                           Photo-        Health       cial      idated
(in millions)              graphy       Imaging      Imaging    Total

Balance at
 December 31, 2000           $ 719       $ 197       $  31       $ 947
Goodwill related to
 acquisitions                  105           -          94         199
Goodwill impairment            (43)          -           -         (43)
Amortization of goodwill      (110)        (28)        (15)       (153)
Finalization of purchase
 accounting                      2           1           1           4
Currency translation
 adjustments                    (4)         (1)         (1)         (6)
Balance at
 December 31, 2001             669         169         110         948
Goodwill related to
 acquisitions                   19           1           6          26
Goodwill written off
 related to disposals            -           -         (17)        (17)
Finalization of purchase
 accounting                     (1)          4           3           6
Currency translation
 adjustments                    15           2           1          18
                             -----       -----       -----       -----
Balance at
 December 31, 2002           $ 702       $ 176       $ 103       $ 981
                             =====       =====       =====       =====

The aggregate amount of goodwill acquired during 2001 of $199 million was attributable to $40 million for the purchase of Ofoto, Inc. within the Photography segment, $77 million relating to the purchase of Bell & Howell Company within the Commercial Imaging segment and $82 million related to additional acquisitions within the Photography and Commercial Imaging segments that are all individually immaterial. The goodwill impairment charge of $43 million related to the Company's PictureVision subsidiary within the Photography segment, which was determined to be impaired as a result of the Company's acquisition of Ofoto.

The aggregate amount of goodwill acquired during 2002 of $26 million was attributable to acquisitions that are all individually immaterial. The goodwill written off related to disposals during 2002 of $17 million was attributable to the disposal of Kodak Global Imaging, Inc. within the Commercial Imaging segment. The $17 million charge to earnings relating to the write-off of this goodwill is included in the loss from discontinued operations, net of income taxes of $23 million in the Consolidated Statement of Earnings. See Note 21, "Discontinued Operations."

Earnings and earnings per share from continuing operations for the years ended December 31, 2001 and 2000, as adjusted for the exclusion of goodwill amortization expense, were as follows (in millions, except per share amounts):

                                   Year Ended             Impact of
                                December 31, 2001       Exclusion of
                             ------------------------     Goodwill
                             As Reported  As Adjusted    Amort. Exp.
                             -----------  -----------   ------------

Earnings from continuing
 operations before income
 taxes (as originally
 reported)                     $ 115        $ 115              $  -
Adjustment for the
 exclusion of goodwill
 amortization                      -          153               153
                               -----        -----              ----
Earnings from continuing
 operations before income
 taxes                           115          268               153
Provision for income
 taxes                            34           58                24
                               -----        -----              ----
Earnings from continuing
 operations                    $  81        $ 210             $ 129
                               =====        =====              ====
Basic and diluted
 earnings per share from
 continuing operations         $ .28        $ .72             $ .44
                               =====        =====              ====

                                    Year Ended            Impact of
                                December 31, 2000       Exclusion of
                             ------------------------     Goodwill
                             As Reported  As Adjusted    Amort. Exp.
                             -----------  -----------   ------------

Earnings from continuing
 operations before income
 taxes (as originally
 reported)                   $ 2,132      $ 2,132              $  -
Adjustment for the
 exclusion of goodwill
 amortization                     -           151               151
                               -----        -----              ----
Earnings from continuing
 operations before income
 taxes                         2,132        2,283               151
Provision for income
 taxes                           725          744                19
                               -----        -----              ----
Earnings from continuing
 operations                  $ 1,407      $ 1,539             $ 132
                               =====        =====              ====

Basic earnings per share
 from continuing operations  $  4.62      $  5.05             $. 43
                               =====        =====              ====

Diluted earnings per share
 from continuing operations  $  4.59      $  5.02             $ .43
                               =====        =====              ====

All other intangible assets subject to amortization are not material to the Consolidated Statement of Financial Position.
-----------------------------------------------------------------------

NOTE 6: INVESTMENTS

Equity Method -

At December 31, 2002, the Company's significant equity method investees and the Company's approximate ownership interest in each investee were as follows:

Kodak Polychrome Graphics (KPG)              50%
NexPress Solutions LLC                       50%
Phogenix Imaging LLC                         50%
Matsushita-Ultra Technologies
 Battery Corporation                         30%
Express Stop Financing (ESF)                 50%
SK Display Corporation                       34%

At December 31, 2002 and 2001, the Company's equity investment in these unconsolidated affiliates was $382 million and $360 million, respectively, and is reported within other long-term assets. The Company records its equity in the income or losses of these investees and reports such amounts in other (charges) income in the accompanying Consolidated Statement of Earnings. See Note 12, "Other (Charges) Income." These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements.

Kodak sells certain of its long-term lease receivables relating to the sale of photofinishing equipment to ESF without recourse to the Company. Sales of long-term lease receivables to ESF were approximately $9 million, $83 million and $397 million in 2002, 2001 and 2000, respectively. See Note 10, "Commitments and Contingencies."

The Company sells graphics film and other products to its equity affiliate, KPG. Sales to KPG for the years ended December 31, 2002, 2001 and 2000 amounted to $315 million, $350 million and $419 million, respectively. These sales are reported in the Consolidated Statement of Earnings. The Company eliminates profits on these sales, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. At December 31, 2002 and 2001, amounts due from KPG relating to these sales were $31 million and $40 million, respectively, and are reported in receivables, net in the accompanying Consolidated Statement of Financial Position. Additionally, the Company has guaranteed certain debt obligations of KPG up to $160 million, which is included in the total guarantees amount of $345 million at December 31, 2002, as discussed in Note 10, "Commitments and Contingencies."

The Company also sells chemical products to its 50% owned equity affiliate, NexPress. However, these sales transactions are not material to the Company's results of operations or financial position.

Kodak has no other material activities with its equity method investees.

As a result of its continuing evaluation of the effect that the adoption of FIN 46 will have on the Company's results of operations and financial condition, the Company believes that it is reasonably possible that ESF, NexPress, Phogenix and SK Display will qualify as variable interest entities. ESF is an operating entity formed to provide a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit (See Note 10 under "Other Commitments and Contingencies"). NexPress, Phogenix and SK Display are each operating entities that were formed to develop, manufacture and commercialize specific imaging products and equipment for sale to customers. Total assets for ESF, NexPress, Phogenix and SK Display as of December 31, 2002 were approximately $520 million, $171 million, $25 million and $6 million, respectively. The Company's estimated maximum exposures to loss as a result of its continuing involvement with ESF, NexPress, Phogenix and SK Display are $63 million, $148 million, $42 million and $110 million, respectively. The maximum exposures to loss represent the sum of the carrying value of the Company's investment balances as of December 31, 2002, the estimated amounts that Kodak intends to or is committed to fund in the future for each of these potential variable interest entities and the maximum amount of debt guarantees under which the Company could potentially be required to perform.

Cost Method -

The Company also has certain investments with less than a 20% ownership interest in various private companies whereby the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method.

The Company recorded total charges for the years ended December 31, 2002 and 2001 of $45 million and $15 million, respectively, for other than temporary impairments relating to certain of its strategic and non-strategic venture investments, which were accounted for under the cost method. The strategic venture investment impairment charges for the years ended December 31, 2002 and 2001 of $27 million and $12 million, respectively, were recorded in selling, general and administrative expenses in the accompanying Consolidated Statement of Earnings. The non-strategic venture investment impairment charges for the years ended December 31, 2002 and 2001 of $18 million and $3 million, respectively, were recorded in other (charges) income in the accompanying Consolidated Statement of Earnings.

The charges were taken in the respective periods in which the available evidence, including subsequent financing rounds, independent valuations, and other factors indicated that the underlying investments were impaired on an other than temporary basis.

The remaining carrying value of the Company's investments accounted for under the cost method at December 31, 2002 and 2001 of $29 million and $51 million, respectively, is included in other long-term assets in the accompanying Consolidated Statement of Financial Position.
------------------------------------------------------------------------

NOTE 7:  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

(in millions)                                 2002         2001

Accounts payable, trade                     $  720       $  674
Accrued advertising and promotional
 expenses                                      574          568
Accrued employment-related liabilities         968          749
Accrued restructuring liabilities              197          318
Other                                          892          967
                                            ------       ------
    Total payables                          $3,351       $3,276
                                            ======       ======

The other component above consists of other miscellaneous current liabilities that, individually, are less than 5% of the total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with
Regulation S-X.
------------------------------------------------------------------------

NOTE 8:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS

The Company's short-term borrowings at December 31, 2002 and 2001 were as follows:

(in millions)                                 2002         2001

Commercial paper                            $  837       $1,140
Current portion of long-term debt              387          156
Short-term bank borrowings                     218          238
                                            ------       ------
    Total short-term borrowings             $1,442       $1,534
                                            ======       ======

The weighted average interest rates for commercial paper outstanding during 2002 and 2001 were 2.0% and 3.6%, respectively. The weighted average interest rates for short-term bank borrowings outstanding during 2002 and 2001 were 3.8% and 6.2%, respectively.

LINES OF CREDIT

The Company has $2,225 million in committed revolving credit facilities (the EKC Credit Facility) renegotiated in 2002, which are available to support the Company's commercial paper program and for general corporate purposes. The EKC Credit Facility is comprised of a 364-day committed facility at $1,000 million expiring in July 2003 and a 5-year committed facility at $1,225 million expiring in July 2006. If unused, they have a commitment fee of $3 million per year, at the Company's current credit rating. Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company's credit rating of BBB+ (Standard & Poor's) and Baa1 (Moody's). There were no amounts outstanding under these arrangements at December 31, 2002. The EKC Credit Facility includes a covenant that requires the Company to maintain a certain debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio. In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. The Company was in compliance with this covenant at December 31, 2002. The Company does not anticipate that a violation is likely to occur.

The Company has other committed and uncommitted lines of credit at December 31, 2002 totaling $241 million and $1,993 million, respectively. These lines primarily support borrowing needs of the Company's subsidiaries, including term loans, overdraft coverage, letters of credit and revolving credit lines. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Total outstanding borrowings against these other committed and uncommitted lines of credit at December 31, 2002 were $143 million and $465 million, respectively. These outstanding borrowings are reflected in the short-term bank borrowings and long-term debt balances at December 31, 2002.

Accounts Receivable Securitization Program

In March 2002, the Company entered into an accounts receivable securitization program (the Program), which provides the Company with borrowings up to a maximum of $400 million. Under the Program, the Company sells certain of its domestic trade accounts receivable without recourse to EK Funding LLC, a Kodak wholly owned, consolidated, bankruptcy-remote, limited purpose, limited liability corporation
(EKFC). Kodak continues to service, administer and collect the receivables. A bank, acting as the Program agent, purchases undivided percentage ownership interests in those receivables on behalf of the conduit purchasers, who have a first priority security interest in the related receivables pool. The receivables pool at December 31, 2002, representing the outstanding balance of the gross accounts receivable sold to EKFC, totaled approximately $634 million. As the Company has the right at any time during the Program to repurchase all of the then outstanding purchased interests for a purchase price equal to the outstanding principal plus accrued fees, the receivables remain on the Company's Consolidated Statement of Financial Position, and the proceeds from the sale of undivided interests are recorded as secured borrowings.

As the Program is renewable annually subject to the bank's approval, the secured borrowings under the Program are included in short-term borrowings. The Company expects the Program to be renewed upon its expiration in March 2003 at a minimum borrowing level of $250 million. At December 31, 2002, the Company had outstanding secured borrowings under the Program of $74 million.

The cost of the secured borrowings under the Program is comprised of yield, liquidity, conduit, Program and Program agent fees. The yield fee is subject to a floating rate, based on the average of the conduits' commercial paper rates. The total charge for these fees is recorded in interest expense. Based on the outstanding secured borrowings level of $74 million and the average of the conduits' commercial paper rates at December 31, 2002, the estimated annualized borrowing cost rate is 2.13%. Interest expense for the year ended December 31, 2002 was not material.

The Program agreement contains a number of customary covenants and termination events. Upon the occurrence of a termination event, all secured borrowings under the Program shall be immediately due and payable. The Company was in compliance with all such covenants at December 31, 2002.

LONG-TERM DEBT

Long-term debt and related maturities and interest rates were as follows at December 31, 2002 and 2001 (in millions):

                                     Weighted-
                                      Average
                                     Interest
Country     Type          Maturity     Rate       2002     2001

U.S.        Term note     2002         6.38%    $    -   $  150
U.S.        Term note     2003         9.38%       144      144
U.S.        Term note     2003         7.36%       110      110
U.S.        Medium-term   2005         7.25%       200      200
U.S.        Medium-term   2006         6.38%       500      500
U.S.        Term note     2008         9.50%        34       34
U.S.        Term note     2018         9.95%         3        3
U.S.        Term note     2021         9.20%        10       10
China       Bank Loans    2002         6.28%         -       12
China       Bank Loans    2003         5.49%       114       96
China       Bank Loans    2004         2.42%         -      190
China       Bank Loans    2004         5.58%       252      182
China       Bank Loans    2005         5.53%       124      133
Japan       Bank Loans    2003         2.51%         -       42
Qualex      Term notes  2003-2005      6.12%        44        -
Chile       Bank Loans    2004         2.61%        10       10
Other                                                6        6
                                                ------   ------
                                                 1,551    1,822
Current portion of long-term debt                 (387)    (156)
                                                ------   ------
Long-term debt, net of current portion          $1,164   $1,666
                                                ======   ======

Annual maturities (in millions) of long-term debt outstanding at December 31, 2002 are as follows: 2003: $387; 2004: $285; 2005: $332;
2006: $500; 2007: $0; 2008 and beyond: $47.

During the second quarter of 2001, the Company increased its medium-term note program from $1,000 million to $2,200 million for issuance of debt securities due nine months or more from date of issue. At December 31, 2002, the Company had debt securities outstanding of $700 million under this medium-term note program, with none of this balance due within one year. The Company has remaining availability of $1,200 million under its medium-term note program for the issuance of new notes.
-----------------------------------------------------------------------

NOTE 9:  OTHER LONG-TERM LIABILITIES

(in millions)                                   2002        2001

Deferred compensation                         $  160      $  164
Minority interest in Kodak companies              70          84
Environmental liabilities                        148         162
Deferred income taxes                             52          81
Other                                            209         229
                                              ------      ------
    Total                                     $  639      $  720
                                              ======      ======

The other component above consists of other miscellaneous long-term liabilities that, individually, are less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.
-----------------------------------------------------------------------

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Environmental

Cash expenditures for pollution prevention and waste treatment for the Company's current facilities were as follows:

(in millions)                         2002      2001        2000

Recurring costs for
 pollution prevention and waste
 treatment                            $ 67      $ 68        $ 72
Capital expenditures for pollution
 prevention and waste
 treatment                              12        27          36
Site remediation costs                   3         2           3
                                      ----      ----        ----
    Total                             $ 82      $ 97        $111
                                      ====      ====        ====

At December 31, 2002 and 2001, the Company's undiscounted accrued liabilities for environmental remediation costs amounted to $148 million and $162 million, respectively. These amounts are reported in the other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site. At December 31, 2002, estimated future investigation and remediation costs of $67 million are accrued on an undiscounted basis by the Company and are included in the $148 million reported in other long-term liabilities.

Additionally, the Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. In addition, the Company has been identified as a potentially responsible party (PRP) in connection with the non-imaging health businesses in five active Superfund sites. At December 31, 2002, estimated future remediation costs of $49 million are accrued on an undiscounted basis and are included in the $148 million reported in other long-term liabilities.

The Company has obligations relating to two former manufacturing sites located outside the United States. Investigations were completed in the fourth quarter of 2001, which facilitated the completion of cost estimates for the future remediation and monitoring of these sites. The Company's obligations with respect to these two sites include an estimate of its cost to repurchase one of the sites and demolish the buildings in preparation for its possible conversion to a public park. The repurchase of the site was completed in the first quarter of 2002. At December 31, 2002, estimated future investigation, remediation and monitoring costs of $27 million are accrued on an undiscounted basis and are included in the $148 million reported in other long-term liabilities.

Additionally, the Company has approximately $5 million accrued on an undiscounted basis in the $148 million reported in other long-term liabilities at December 31, 2002 for remediation relating to other facilities, which are not material to the Company's financial position, results of operations, cash flows or competitive position.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $27 million over the next six years. These expenditures are primarily capital in nature and, therefore, are not included in the environmental accrual at December 31, 2002.

The Company is presently designated as a PRP under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at six such active sites. With respect to each of these sites, the Company's liability is minimal. Furthermore, numerous other PRPs have also been designated at these sites and, although the law imposes joint and several liability on PRPs, the Company's historical experience demonstrates that these costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial position, results of operations or cash flows.

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

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of outcomes. Estimates developed in the early stages of remediation can vary significantly. A finite estimate of cost does not normally become fixed and determinable at a specific time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability, and the Company continually updates its cost estimates. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties. Based upon information presently available, such future costs are not expected to have a material effect on the Company's competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.

Other Commitments and Contingencies

The Company has entered into agreements with several companies, which provide Kodak with products and services to be used in its normal operations. The minimum payments for these agreements are approximately $265 million in 2003, $239 million in 2004, $205 million in 2005, $116 million in 2006, $77 million in 2007 and $257 million in 2008 and thereafter.

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At December 31, 2002, these guarantees totaled a maximum of $345 million, with outstanding guaranteed amounts of $159 million. The maximum guarantee amount includes: guarantees of up to $160 million of debt for Kodak Polychrome Graphics, an unconsolidated affiliate in which the Company has a 50% ownership interest ($74 million outstanding) and up to $19 million for other third parties ($17 million outstanding) and guarantees of up to $166 million of customer amounts due to banks in connection with various banks' financing of customers' purchase of product and equipment from Kodak ($68 million outstanding). The KPG debt facility and the related guarantee mature on December 31, 2005, but may be renewed at the bank's discretion. The guarantees for the other consolidated affiliates and third party debt mature between May 1, 2003 and May 31, 2005 and are not expected to me renewed. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to 3 years for long-term equipment financing arrangements.

These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. In some cases, particularly with guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee. This activity is not material. Management believes the likelihood is remote that material payments will be required under these guarantees.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries. The maximum amount guaranteed is $857 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the Consolidated Statement of Financial Position, is $628 million. These guarantees expire in 2003 through 2005 with the majority expiring in 2003.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest. As of December 31, 2002, the Company has not been required to guarantee any of SK Display Corporation's outstanding debt.

In certain instances when Kodak sells businesses either through asset or stock sales, the Company may retain certain liabilities for known exposures and provide indemnification to the buyer with respect to future claims for certain unknown liabilities existing, or arising from events occurring, prior to the sale date, including liabilities for taxes, legal matters, environmental exposures, labor contingencies, product liability, and other obligations. The terms of the indemnifications vary in duration, from one to two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the divestiture occurred, and terms for environmental liabilities that typically do not expire. The maximum potential future payments that the Company could be required to make under these indemnifications are either contractually limited to a specified amount or unlimited. The Company believes that the maximum potential future payments that the Company could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not estimable. However, costs incurred to settle claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows.

In certain instances when Kodak sells real estate, the Company will retain the liabilities for known environmental exposures and provide indemnification to the other party with respect to future claims for certain unknown environmental liabilities existing prior to the sale date. The terms of the indemnifications vary in duration, from a range of three to ten years for certain indemnities, to terms for other indemnities that do not expire. The maximum potential future payments that the Company could be required to make under these indemnifications are either contractually limited to a specified amount or unlimited. The Company believes that the maximum potential future payments that the Company could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses to the claims, which are not estimable. However, costs incurred to settle claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows.

The Company may enter into standard indemnification agreements in the ordinary course of business with its customers, suppliers, service providers and business partners. In such instances, the Company usually indemnifies, holds harmless and agrees to reimburse the indemnified party for all claims, actions, liabilities, losses and expenses in connection with any Kodak infringement of third party intellectual property or proprietary rights, or when applicable, in connection with any personal injuries or property damage resulting from any Kodak products sold or Kodak services provided. Additionally, the Company may from time to time agree to indemnify and hold harmless its providers of services from all claims, actions, liabilities, losses and expenses relating to their services to Kodak, except to the extent finally determined to have resulted from the fault of the provider of services relating to such services. The level of conduct constituting fault of the service provider will vary from agreement to agreement and may include conduct which is defined in terms of negligence, gross negligence, recklessness, intentional acts, omissions or other culpable behavior. The term of these indemnification agreements is generally perpetual. The maximum potential future payments that the Company could be required to make under the indemnifications are unlimited. The Company believes that the maximum potential future payments that the Company could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses to the claims, including statutes of limitation, which are not estimable. However, costs incurred to settle claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows.

The Company has by-laws, policies, and agreements under which it indemnifies its directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at Kodak's request in such capacities. Furthermore, the Company is incorporated in the State of New Jersey, which requires corporations to indemnify their officers and directors under certain circumstances. The Company has made similar arrangements with respect to the directors and officers of acquired companies. The term of the indemnification period is for the director's or officer's lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnifications is unlimited, but would be affected by all relevant defenses to the claims, including statutes of limitations.

The Company had a commitment under a put option arrangement with Burrell Colour Lab (BCL), an unaffiliated company, whereby the shareholders of BCL had the ability to put 100% of the stock to Kodak for total consideration, including the assumption of debt, of approximately $63.5 million. The option first became exercisable on October 1, 2002 and was ultimately exercised during the Company's fourth quarter ended December 31, 2002. Accordingly, on February 5, 2003, the Company acquired BCL for a total purchase price of approximately $63.5 million, which was composed of approximately $53 million in cash and $10.5 million of assumed debt. The exercise of the option had no impact on the Company's fourth quarter earnings.

In connection with the Company's investment in China that began in 1998, certain unaffiliated entities invested in two Kodak consolidated companies with the opportunity to put their minority interests to Kodak at any time after the third anniversary, but prior to the tenth anniversary, of the date on which the two companies were established. On December 31, 2002, an unaffiliated investor in one of Kodak's China subsidiaries exercised their rights under the put option agreement. Under the terms of the arrangement, the Company repurchased the investor's 10% minority interest for approximately $44 million in cash. The exercise of this put option and the recording of the related minority interest purchased had no impact on the Company's earnings. The total exercise price in connection with the remaining put options, which increases at a rate of 2% per annum, is approximately $60 million at December 31, 2002. The Company expects that approximately $16 million of the remaining $60 million in total put options will be exercised and the related cash payments will occur over the next twelve months.

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and Dana Credit Corporation (DCC), a wholly owned subsidiary of Dana Corporation. Qualex accounts for its investment in ESF under the equity method of accounting. ESF provides a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit. As part of the operations of its photofinishing services, Qualex sells equipment under a sales-type lease arrangement and records a long-term receivable. These long-term receivables are subsequently sold to ESF without recourse to Qualex. ESF incurs long-term debt to finance the purchase of the receivables from Qualex. This debt is collateralized solely by the long-term receivables purchased from Qualex, and in part, by a $60 million guarantee from DCC. Qualex provides no guarantee or collateral to ESF's creditors in connection with the debt, and ESF's debt is non-recourse to Qualex. Qualex's only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases. Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor (the Vendor) to fulfill its servicing obligations under the leases. This risk is attributable to the fact that, throughout 2002, the Vendor was experiencing financial difficulty which ultimately resulted in certain of its entities in different countries filing for bankruptcy on December 24, 2002. Although the lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $473 million at December 31, 2002.

To mitigate the risk of not being able to fulfill its service obligations in the event the Vendor were to file for bankruptcy, Qualex built up its inventory of these spare parts during 2002 and began refurbishing used parts. To further mitigate its exposure, effective April 3, 2002, Kodak entered into certain agreements with the Vendor under which the Company paid $19 million for a license relating to the spare parts intellectual property, an equity interest in the Vendor and the intellectual property holding company and an arrangement to purchase spare parts. After entering into these arrangements, the Company obtained the documentation and specifications of the parts that the Vendor produced and from purchasing parts it sourced solely from the Vendor and a comprehensive supplier list for the parts the Vendor sourced from other suppliers. However, under these arrangements, Kodak had a use restriction, which precluded the Company from manufacturing the parts directly from the Vendor's suppliers. This use restriction would be effective until certain triggering events occurred, the most significant of which was the filing for bankruptcy by the Vendor. As indicated above, the Vendor filed for bankruptcy on December 24, 2002. The arrangements that the Company entered into with the Vendor are currently being reviewed in the bankruptcy courts, and there is the possibility that such agreements could be challenged. However, the Company believes that it has a strong legal position with respect to the agreements and is taking the necessary steps to obtain the rights to gain access to the Vendor's tooling to facilitate the manufacture of the parts previously produced by the Vendor. Additionally, the Company has begun to source parts directly from the Vendor's suppliers.
Accordingly, the Company does not anticipate any significant liability arising from the inability to fulfill its service obligations under the arrangement with ESF.

In December 2001, Standard & Poor's (S&P) downgraded the credit ratings of Dana Corporation to BB for long-term debt and B for short-term debt, which are below investment grade. This action created a Guarantor Termination Event under the Receivables Purchase Agreement (RPA) between ESF and its banks. To cure the Guarantor Termination Event, in January 2002, ESF posted $60 million of additional collateral in the form of cash and long-term lease receivables. At that time, if Dana Corporation were downgraded to below BB by S&P or below Ba2 by Moody's, that action would constitute a Termination Event under the RPA and ESF would be forced to renegotiate its debt arrangements with the banks.
On February 22, 2002, Moody's downgraded Dana Corporation to a Ba3 credit rating, thus creating a Termination Event.

Effective April 15, 2002, ESF cured the Termination Event by executing an amendment to the RPA. Under the amended RPA, the maximum borrowings were lowered to $400 million, and ESF must pay a higher interest rate on outstanding and future borrowings. Additionally, if there were certain changes in control with respect to Dana Corporation or DCC, as defined in the amended RPA, such an occurrence would constitute an event of default. Absent a waiver from the banks, this event of default would create a Termination Event under the RPA. The amended RPA arrangement was further amended in July 2002 to extend through July 2003. Under the amended RPA arrangement, maximum borrowings were reduced to $370 million. Total outstanding borrowings under the RPA at December 31, 2002 were $320 million.

Dana Corporation's S&P and Moody's long-term debt credit ratings have remained at the February 22, 2002 levels of BB and Ba3, respectively. Under the amended RPA, if either of Dana Corporation's long-term debt ratings were to fall below their current respective ratings, such an occurrence would create a Termination Event as defined in the RPA.

The amended RPA arrangement extends through July 2003, at which time the RPA can be extended or terminated. If the RPA were terminated, Qualex would no longer be able to sell its lease receivables to ESF and would need to find an alternative financing solution for future sales of its photofinishing equipment. For the year ended December 31, 2002, total sales of photofinishing equipment were $3.5 million. Under the partnership agreement between Qualex and DCC, subject to certain conditions, ESF has exclusivity rights to purchase Qualex's long-term lease receivables. The term of the partnership agreement continues through October 6, 2003. In light of the timing of the partnership termination, Qualex plans to utilize the services of Eastman Kodak Credit Corporation, a wholly owned subsidiary of General Electric Capital Corporation, as an alternative financing solution for prospective leasing activity with its customers.

At December 31, 2002, the Company had outstanding letters of credit totaling $105 million and surety bonds in the amount of $79 million primarily to ensure the completion of environmental remediations and payment of possible casualty and workers' compensation claims.

Rental expense, net of minor sublease income, amounted to $158 million in 2002, $126 million in 2001 and $155 million in 2000. The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $102 million in 2003, $72 million in 2004, $56 million in 2005, $42 million in 2006, $32 million in 2007 and $51 million in 2008 and thereafter.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations.
-----------------------------------------------------------------------

NOTE 11:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts of the assets
(liabilities) and the estimated fair values of financial instruments at December 31, 2002 and 2001:

(in millions)                     2002                    2001

                          Carrying      Fair      Carrying      Fair
                           Amount       Value      Amount       Value

Marketable securities:
  Current                 $     9       $   9   $     3       $     3
  Long-term                    25          26        34            34
Long-term debt             (1,164)     (1,225)   (1,666)       (1,664)
Foreign currency forwards       2           2         1             1
Silver forwards                 2           2         1             1
Interest rate swap              -           -        (2)           (2)

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales. At December 31, 2002, the Company had cash flow hedges for the euro and the Australian dollar, with maturity dates ranging from January 2003 to August 2003.

At December 31, 2002, the fair value of all open foreign currency forward contracts hedging foreign currency denominated intercompany sales was an unrealized loss of $4 million (pre-tax), recorded in accumulated other comprehensive (loss) income in the accompanying Consolidated Statement of Shareholders' Equity. If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months. Additionally, realized losses of $1 million (pre-tax), related to closed foreign currency contracts hedging foreign currency denominated intercompany sales, have been deferred in accumulated other comprehensive (loss) income. These losses will be reclassified into cost of goods sold as the inventory transferred in connection with the intercompany sales is sold to third parties, all within the next twelve months. During 2002, a pre-tax loss of $20 million was reclassified from accumulated other comprehensive (loss) income to cost of goods sold. Hedge ineffectiveness was insignificant.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings (both in other (charges) income). The majority of the contracts held by the Company are denominated in euros, British pounds, Australian dollars, Japanese yen, and Chinese renminbi. At December 31, 2002, the fair value of these open contracts was an unrealized gain of $7 million (pre-tax).

The Company has entered into silver forward contracts that are designated as cash flow hedges of price risk related to forecasted worldwide silver purchases. The Company used silver forward contracts to minimize its exposure to increases in silver prices in 2000, 2001, and 2002. At December 31, 2002, the Company had open forward contracts with maturity dates ranging from January 2003 to May 2003.

At December 31, 2002, the fair value of open silver forward contracts was an unrealized gain of $2 million (pre-tax), recorded in accumulated other comprehensive (loss) income. If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months. Additionally, realized losses of less than $1 million (pre-tax), related to closed silver contracts, have been deferred in accumulated other comprehensive (loss) income. These gains will be reclassified into cost of goods sold as silver-containing products are sold, all within the next twelve months. During 2002, a realized loss of $3 million (pre-tax) was recorded in cost of goods sold. Hedge ineffectiveness was insignificant.

In July 2001, the Company entered into an interest rate swap agreement designated as a cash flow hedge of the LIBOR-based floating-rate interest payments on $150 million of debt issued June 26, 2001 and maturing September 16, 2002. The swap effectively converted interest expense on that debt to a fixed annual rate of 4.06%. During 2002, $2 million was charged to interest expense related to the swap. There was no hedge ineffectiveness.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2002 was not significant to the Company.

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

Additionally, upon adoption of SFAS No. 133, the existing forward contracts used to hedge forecasted silver purchases were designated as cash flow hedges and the Company recorded a gain of $3 million (pre-tax) in accumulated other comprehensive (loss) income to adjust the pre-SFAS No. 133 book value of the forward contracts to their market value of $3 million (asset). These transition adjustments were not displayed in separate captions as cumulative effects of a change in accounting principle due to their immateriality.

The Company has a 50 percent ownership interest in KPG, a joint venture accounted for under the equity method. The Company's proportionate share of KPG's other comprehensive income is therefore included in its presentation of other comprehensive income displayed in the Consolidated Statement of Shareholders' Equity.

KPG has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales, primarily those denominated in euros and Japanese yen. At December 31, 2002, KPG had open forward contracts with maturity dates ranging from January 2003 to December 2003. At December 31, 2002, Kodak's share of the fair value of all open foreign currency forward contracts hedging foreign currency denominated intercompany sales was an unrealized loss of $5 million (pre-tax), recorded in accumulated other comprehensive (loss) income. If this amount were to be realized, all of it would be reclassified into KPG's cost of goods sold during the next twelve months. Additionally, realized losses of less than $1 million (pre-tax), related to closed foreign currency contracts hedging foreign currency denominated intercompany sales, have been deferred in accumulated other comprehensive (loss) income. These losses will be reclassified into KPG's cost of goods sold as the inventory transferred in connection with the intercompany sales is sold to third parties, all within the next twelve months. During 2002, a pre-tax gain of $4 million (Kodak's share) was reclassified from accumulated other comprehensive (loss) income to KPG's cost of goods sold. Hedge ineffectiveness was insignificant.

KPG has entered into aluminum forward contracts that are designated as cash flow hedges of price risk related to forecasted aluminum purchases. The fair value of open contracts at December 31, 2002, and the losses reclassified into KPG's cost of goods sold during 2002, were negligible. Hedge ineffectiveness was insignificant.

KPG has an interest rate swap agreement, maturing in August 2003, designated as a cash flow hedge of floating-rate interest payments. At December 31, 2002, Kodak's share of its fair value was a $1 million loss (pre-tax), recorded in accumulated other comprehensive (loss) income, and reducing Kodak's investment in KPG. If realized, all of this amount would be reclassified into KPG's interest expense during the next twelve months. During 2002, a pre-tax loss of $2 million (Kodak's share) was reclassified from accumulated other comprehensive
(loss) income to KPG's interest expense. Hedge ineffectiveness was insignificant.

KPG has an interest rate swap agreement, maturing in May 2005, designated as a cash flow hedge of variable rental payments.  At
December 31, 2002, Kodak's share of its fair value was a $1 million loss (pre-tax), recorded in accumulated other comprehensive (loss)
income, and reducing Kodak's investment in KPG.  If realized, half of this amount would be reclassified into KPG's rental expense during the next twelve months. During 2002, a pre-tax loss of $1 million (Kodak's share) was reclassified from accumulated other comprehensive (loss)
income to KPG's rental expense.  There was no hedge ineffectiveness.
--------------------------------------------------------------------------

NOTE 12:  OTHER (CHARGES) INCOME

(in millions)                              2002       2001       2000

Investment income                         $  20      $  15       $ 36
Loss on foreign exchange transactions       (19)        (9)       (13)
Equity in losses of unconsolidated
 affiliates                                (106)       (79)      (110)
Gain on sales of investments                  -         18        127
Gain on sales of capital assets              24          3         51
Loss on sales of subsidiaries                 -          -         (9)
Interest on past-due receivables              6         10         14
Minority interest                           (17)        11        (11)
Non-strategic venture investment
 impairments                                (18)        (3)         -
Other                                         9         16         11
                                          -----       ----      -----
     Total                                $(101)      $(18)     $  96
                                          =====       ====      =====
--------------------------------------------------------------------------

NOTE 13:  INCOME TAXES

The components of earnings from continuing operations before income taxes and the related provision for U.S. and other income taxes were as follows:

(in millions)                           2002         2001         2000

Earnings (loss) before income
 taxes
  U.S.                                $  217       $ (266)      $1,294
  Outside the U.S.                       729          381          838
                                      ------       ------       ------
    Total                             $  946       $  115       $2,132
                                      ======       ======       ======
U.S. income taxes
  Current provision (benefit)         $   56       $  (65)      $  145
  Deferred (benefit) provision           (31)         (67)         225
Income taxes outside the U.S.
  Current provision                      101          177          268
  Deferred provision (benefit)            22           (5)          37
State and other income taxes
  Current provision                       12            3           35
  Deferred (benefit) provision            (7)          (9)          15
                                      ------       ------       ------
    Total                             $  153       $   34       $  725
                                      ======       ======       ======

The net losses from discontinued operations for 2002 and 2001 were $23 million and $5 million, respectively, which included tax benefits of $15 million and $2 million, respectively. There were no discontinued operations in 2000.

The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes for continuing operations were as follows:

(in millions)                           2002         2001         2000

Amount computed using the statutory
 rate                                   $331         $ 40         $746
Increase (reduction) in taxes
 resulting from:
    State and other income taxes,
     net of federal                        3           (4)          33
    Goodwill amortization                  -           45           40
    Export sales and manufacturing
     credits                             (23)         (19)         (48)
    Operations outside the U.S.          (96)         (10)         (70)
    Valuation allowance                   56          (18)          (9)
    Business closures, restructuring
     and land donation                   (99)           -            -
    Tax settlement                         -          (11)           -
    Other, net                           (19)          11           33
                                        ----         ----         ----
        Provision for income taxes      $153         $ 34         $725
                                        ====         ====         ====


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

During the third quarter of 2002, the Company recorded a tax benefit of $46 million relating to the consolidation of its photofinishing operations in Japan and the loss realized from the liquidation of a subsidiary as part of this consolidation. The Company expects this loss to be utilized during the next five years to reduce taxable income from operations in Japan.

During the fourth quarter of 2002, the Company recorded an adjustment of $22 million to reduce its income tax provision due to a decrease in the estimated effective tax rate for the full year. The decrease in the effective tax rate was attributable to an increase in earnings in lower tax rate jurisdictions relative to original estimates. Additionally, in the fourth quarter of 2002, the Company recorded a tax benefit of $8 million relating to a land donation.

During the third quarter of 2001, the Company reached a favorable tax settlement, which resulted in a tax benefit of $11 million. In addition, during the fourth quarter of 2001 the Company recorded an adjustment of $20 million to reduce its income tax provision due to a decrease in the estimated effective tax rate for the full year. The decrease in the effective tax rate was primarily attributable to an increase in earnings in lower tax rate jurisdictions relative to original estimates, and an increase in creditable foreign tax credits as compared to estimates.

The significant components of deferred tax assets and liabilities were as follows:

(in millions)                           2002         2001

Deferred tax assets
    Pension and postretirement
     obligations                      $  988       $  867
    Restructuring programs               144          122
    Foreign tax credit                    99           34
    Employee deferred compensation       187          120
    Inventories                           75           81
    Tax loss carryforwards                16           56
    Other                                558          723
                                      ------       ------
Total deferred tax assets              2,067        2,003
                                      ------       ------
Deferred tax liabilities
    Depreciation                         700          551
    Leasing                              156          188
    Other                                341          596
                                      ------       ------
Total deferred tax liabilities         1,197        1,335
                                      ------       ------
Valuation allowance                       72           56
                                      ------       ------
Net deferred tax assets               $  798       $  612
                                      ======       ======

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position:

(in millions)                           2002         2001

Deferred income taxes (current)       $  512        $ 521
Other long-term assets                   421          201
Accrued income taxes                     (83)         (29)
Other long-term liabilities              (52)         (81)
                                      ------        -----
Net deferred tax assets               $  798        $ 612
                                      ======        =====


The valuation allowance as of December 31, 2002 of $72 million is primarily attributable to both foreign tax credits and certain net operating loss carryforwards outside the U.S. The valuation allowance as of December 31, 2001 was primarily attributable to certain net operating loss carryforwards outside the U.S. The Company estimates that approximately $99 million of unused foreign tax credits will be available after the filing of the 2002 U.S. consolidated income tax return, with various expiration dates through 2007. However, based on projections of future taxable income, the Company would be able to utilize the credits only if it were to forgo other tax benefits. Accordingly, a valuation allowance of $56 million was recorded in 2002 as management believes it is more likely than not that the Company will be unable to realize these other tax benefits.

During 2002, the Company reduced the valuation allowance that had been provided for as of December 31, 2001 by $40 million. The $40 million decrease includes $34 million relating to net operating loss carryforwards in non-U.S. jurisdictions that expired in 2002. The balance of the reduction of $6 million relates to net operation loss carryforwards for certain of its subsidiaries in Japan for which management now believes that it is more likely than not that the Company will generate sufficient taxable income to realize these benefits. Most of the remaining net operating loss carryforwards subject to a valuation allowance are subject to a five-year expiration period.

The Company is currently utilizing net operating loss carryforwards to offset taxable income from its operations in China that have become profitable. The Company has been granted a tax holiday in China that becomes effective once the net operating loss carryforwards have been fully utilized. When the tax holiday becomes effective, the Company's tax rate in China will be zero percent for the first two years. For the following three years, the Company's tax rate will be 50% of the normal tax rate for the jurisdiction in which Kodak operates, which is currently 15%. Thereafter, the Company's tax rate will be 15%.

Retained earnings of subsidiary companies outside the U.S. were approximately $1,817 million and $1,491 million at December 31, 2002 and 2001, respectively. Deferred taxes have not been provided on such undistributed earnings, as it is the Company's policy to permanently reinvest its retained earnings, and it is not practicable to determine the deferred tax liability on such undistributed earnings in the event they were to be remitted. However, the Company periodically repatriates a portion of these earnings to the extent that it can do so tax-free.
-------------------------------------------------------------------------

NOTE 14:  RESTRUCTURING COSTS AND OTHER

                  Fourth Quarter, 2002 Restructuring Plan

During the fourth quarter of 2002, the Company announced a number of focused cost reductions designed to apply manufacturing assets more effectively in order to provide competitive products to the global market. Specifically, the operations in Rochester, New York that assemble one-time-use cameras and the operations in Mexico that perform sensitizing for graphic arts and x-ray films will be relocated to other Kodak locations. In addition, as a result of declining photofinishing volumes, the Company will close certain central photofinishing labs in the U.S. and EAMER. The Company will also reduce research and development and selling, general and administrative positions on a worldwide basis and exit certain non-strategic businesses. The total restructuring charges recorded in the fourth quarter of 2002 for these actions were $116 million.

The following table summarizes the activity with respect to the restructuring and asset impairment charges recorded during the fourth quarter of 2002 for continuing operations and the remaining balance in the related restructuring reserves at December 31, 2002:

(dollars in millions)
                                                 Long-lived
                                                   Asset      Exit
                   Number of Severance Inventory  Impair-    Costs
                   Employees  Reserve Write-downs  ments    Reserve Total
                   ---------  -------   -------   -------   ------- -----
Q4, 2002 charges       l,l50    $  55    $  7      $ 37      $ 17   $ 116
Q4, 2002 utilization    (250)      (2)     (7)      (37)        -     (46)
                      ------    -----    ----      ----      ----   -----
Balance at 12/31/02      900    $  53    $  -      $  -      $ 17   $  70

The total restructuring charge of $116 million for continuing operations for the fourth quarter of 2002 was composed of severance, inventory write-downs, long-lived asset impairments and exit costs of $55 million, $7 million, $37 million and $17 million, respectively, with $109 million of those charges reported in restructuring costs (credits) and other in the accompanying Consolidated Statement of Earnings. The $7 million charge for inventory write-downs for product discontinuances was reported in cost of goods sold in the accompanying Consolidated Statement of Earnings. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items.

The severance charge related to the termination of 1,150 employees, including approximately 525 manufacturing and logistics, 300 service and photofinishing, 175 administrative and 150 research and development positions. The geographic composition of the employees terminated included approximately 775 in the United States and Canada and 375 throughout the rest of the world. The charge for the long-lived asset impairments includes the write-off of $13 million relating to equipment used in the manufacture of cameras and printers, $13 million for sensitized manufacturing equipment, $5 million for lab equipment used in photofinishing and $6 million for other assets that were scrapped or abandoned immediately. In addition, charges of $9 million related to accelerated depreciation on long-lived assets accounted for under the held for use model of SFAS No. 144, was included in cost of goods sold in the accompanying Consolidated Statement of Earnings. The accelerated depreciation of $9 million was comprised of $5 million relating to equipment used in the manufacture of cameras, $2 million for sensitized manufacturing equipment and $2 million for lab equipment used in photofinishing that will be used until their abandonment in 2003. The Company will incur accelerated depreciation charges of $16 million, $6 million and $3 million in the first, second and third quarters, respectively, of 2003 as a result of the actions implemented in the Fourth Quarter, 2002 Restructuring Plan.

In connection with the charges recorded in the Fourth Quarter, 2002 Restructuring Plan, the Company has 900 positions remaining to be eliminated as of December 31, 2002. These positions will be eliminated as the Company completes the closure of photofinishing labs and completes the planned downsizing of manufacturing and administrative positions. These positions are expected to be eliminated by the end of the second quarter of 2003. Severance payments will continue beyond the second quarter of 2003 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time. The Company expects the actions contemplated by the reserve for exit costs to be completed by the end of the third quarter of 2003. Most exit costs are expected to be paid during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003.

In addition to the severance actions included in the $55 million charge described above, further actions will be required related to the relocations of the Rochester, New York one-time-use camera assembly operations and the Mexican sensitizing operations. Upon completion of the final severance action plans, it is expected that an additional 500 to 700 manufacturing employees will be terminated. The total charge for these additional severance actions is expected to be approximately $15 million to $20 million.

As part of the Company's focused cost-reduction efforts, the Company announced on January 22, 2003 that it intended to incur additional charges in 2003 to terminate 1,800 to 2,200 employees, in addition to the employees included in the Fourth Quarter, 2002 Restructuring Plan. A significant portion of these reductions is related to the rationalization of the Company's photofinishing operations in the U.S. and EAMER. The total charges in 2003 are expected to be in the range of $75 million to $100 million.

                  Third Quarter, 2002 Restructuring Plan

During the third quarter of 2002, the Company consolidated and reorganized its photofinishing operations in Japan by closing 8 photofinishing laboratories and transferring the remaining 7 laboratories to a joint venture it entered into with an independent third party. Beginning in the fourth quarter of 2002, the Company outsourced its photofinishing operations to this joint venture. The restructuring charge of $20 million relating to the Photography segment recorded in the third quarter included a charge for termination-related benefits of approximately $14 million relating to the elimination of approximately 175 positions, which were not transferred to the joint venture, and other statutorily required payments. The positions were eliminated as of September 30, 2002 and the related payments were made by the end of 2002. The remaining restructuring charge of $6 million recorded in the third quarter represents the write-down of long-lived assets held for sale to their fair values based on independent valuations. An additional $3 million was recorded in the fourth quarter for the write-down of these long-lived assets held for sale based on quotes obtained from potential buyers. All charges applicable to the Third Quarter, 2002 Restructuring Plan were included in the restructuring costs (credits) and other line in the accompanying Consolidated Statement of Earnings.

                    Fourth Quarter, 2001 Restructuring Plan

As a result of the decline in the global economic conditions and the events of September 11th, the Company committed to actions in the fourth quarter of 2001 (the Fourth Quarter, 2001 Restructuring Plan) to rationalize worldwide manufacturing capacity, reduce selling, general and administrative positions on a worldwide basis and exit certain businesses. The total restructuring charges in connection with these actions were $329 million.

The following table summarizes the activity with respect to the restructuring and asset impairment charges recorded during the fourth quarter of 2001 and the remaining balance in the related restructuring reserves at December 31, 2002:

(dollars in millions)
                                                 Long-lived
                                                   Asset      Exit
                   Number of Severance Inventory  Impair-    Costs
                   Employees  Reserve Write-downs  ments    Reserve  Total
                   ---------  -------   -------   -------   -------  -----
2001 charges           4,500    $ 217     $ 7     $  78     $ 27    $ 329
2001 utilization      (1,300)     (16)     (7)      (78)       -     (101)
                      ------    -----     ---     -----     ----    -----
Balance at 12/31/01    3,200      201       -         -       27      228
Q1, 2002 utilization  (1,725)     (32)      -         -        -      (32)
                      ------    -----     ---     -----     ----    -----
Balance at 3/31/02     1,475      169       -         -       27      196
Q2, 2002 utilization    (550)     (43)      -         -      (10)     (53)
                      ------    -----     ---     -----     ----    -----
Balance at 6/30/02       925      126       -         -       17      143
Q3, 2002 reversal       (275)     (12)      -         -        -      (12)
Q3, 2002 utilization    (125)     (37)      -         -        -      (37)
                      ------    -----     ---     -----     ----    -----
Balance at 9/30/02       525       77       -         -       17       94
Q4, 2002 utilization    (325)     (21)      -         -       (4)     (25)
                      ------    -----     ---     -----     ----    -----
Balance at 12/31/02      200    $  56     $ -     $   -     $ 13    $  69

The total restructuring charge of $329 million for the fourth quarter of 2001 was composed of severance, inventory write-downs, long-lived asset impairments and exit costs of $217 million, $7 million, $78 million and $27 million, respectively, with $308 million of those charges reported in restructuring costs (credits) and other in the accompanying Consolidated Statement of Earnings. The balance of the charge of $21 million, comprised of $7 million for inventory write-downs relating to the product discontinuances and $14 million relating to accelerated depreciation on the long-lived assets accounted for under the held for use model of SFAS No. 121, was reported in cost of goods sold in the accompanying Consolidated Statement of Earnings. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represented non-cash items.

The severance charge related to the termination of 4,500 employees, including approximately 1,650 manufacturing, 1,385 administrative, 1,190 service and photofinishing and 275 research and development positions. The geographic composition of the employees terminated included approximately 3,190 in the United States and Canada and 1,310 throughout the rest of the world. The charge for the long-lived asset impairments included the write-off of $22 million relating to sensitized manufacturing equipment, lab equipment and leasehold improvements, and other assets that were scrapped or abandoned immediately and accelerated depreciation of $17 million relating to sensitized manufacturing equipment, lab equipment and leasehold improvements, and other assets that were to be used until their abandonment in the first three months of 2002. The balance of the long-lived asset impairment charge of $39 million included charges of $30 million relating to the Company's exit of three non-core businesses, and $9 million for the write-off of long-lived assets in connection with the reorganization of certain of the Company's digital camera manufacturing operations.

In the third quarter of 2002, the Company reversed $12 million of the $217 million in severance charges due primarily to higher rates of attrition than originally expected, lower utilization of training and outplacement services by terminated employees than originally expected and termination actions being completed at an actual cost per employee that was lower than originally estimated. As a result, approximately 275 fewer people will be terminated, including approximately 200 service and photofinishing, 50 manufacturing and 25 administrative. Total employee terminations from the Fourth Quarter 2001, restructuring actions are now expected to be approximately 4,225.

During the fourth quarter of 2002, the Company recorded $5 million of credits associated with the Fourth Quarter, 2001 Restructuring Plan in restructuring costs (credits) and other in the accompanying Consolidated Statement of Earnings. The credits were the result of higher proceeds and lower costs associated with the exit from non-core businesses.

The remaining actions to be taken by the Company in connection with the Fourth Quarter, 2001 Restructuring Plan relate primarily to severance and exit costs. The Company has approximately 200 positions remaining to be eliminated as of December 31, 2002. These positions will be eliminated as the Company completes the closure of photofinishing labs in the U.S., and completes the planned downsizing of manufacturing positions in the U.S. and administrative positions outside the U.S. These positions are expected to be eliminated by the end of the first quarter of 2003. A significant portion of the severance had not been paid as of December 31, 2002 since, in many instances, the terminated employees could elect or were required to receive their severance payments over an extended period of time. The Company expects the actions contemplated by the reserve for exit costs to be completed by the end of the first quarter of 2003. Most exit costs are expected to be paid during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003.

             Second and Third Quarter, 2001 Restructuring Plan

During the second and third quarters of 2001, as a result of a number of factors, including the ongoing digital transformation, declining photofinishing volumes, the discontinuance of certain product lines, global economic conditions, and the growing presence of business in certain geographies outside the United States, the Company committed to a plan to reduce excess manufacturing capacity, primarily with respect to the production of sensitized goods, to close certain central photofinishing labs in the U.S. and Japan, to reduce selling, general and administrative positions on a worldwide basis and to exit certain businesses. The total restructuring charges in connection with these actions were $369 million and were recorded in the second and third quarters of 2001 (the Second and Third Quarter, 2001 Restructuring
Plan).

The following table summarizes the activity with respect to the restructuring and asset impairment charges recorded during the second and third quarters of 2001 and the remaining balance in the related restructuring reserves at December 31, 2002:

(dollars in millions)
                                                 Long-lived
                                                   Asset      Exit
                   Number of Severance Inventory  Impair-    Costs
                   Employees  Reserve Write-downs  ments    Reserve  Total
                   ---------  -------   -------   -------   -------  -----
Q2, 2001 charges       2,400    $ 127     $57     $ 112     $ 20    $ 316
Q3, 2001 charges         300        7      20        25        1       53
                      ------    -----     ---     -----     ----    -----
Subtotal               2,700      134      77       137       21      369
2001 reversal           (275)     (20)      -         -        -      (20)
2001 utilization      (1,400)     (40)    (77)     (137)      (5)    (259)
                      ------    -----     ---     -----     ----    -----
Balance at 12/31/01    1,025       74       -         -       16       90
Q1, 2002 utilization    (550)     (23)      -         -       (2)     (25)
                      ------    -----     ---     -----     ----    -----
Balance at 3/31/02       475       51       -         -       14       65
Q2, 2002 utilization    (100)     (11)      -         -       (2)     (13)
                      ------    -----     ---     -----     ----    -----
Balance at 6/30/02       375       40       -         -       12       52
Q3, 2002 reversal       (225)     (14)      -         -       (3)     (17)
Q3, 2002 utilization     (50)      (7)      -         -        -       (7)
                      ------    -----     ---     -----     ----    -----
Balance at 9/30/02       100       19       -         -        9       28
Q4, 2002 utilization    (100)      (8)      -         -       (4)     (12)
                      ------    -----     ---     -----     ----    -----
Balance at 12/31/02        0    $  11     $ -     $   -     $  5    $  16


The total restructuring charge of $369 million for the Second and Third Quarter, 2001 Restructuring Plan was composed of severance, inventory write-downs, long-lived asset impairments and exit costs of $134 million, $77 million, $137 million and $21 million, respectively, with $271 million of those charges reported in restructuring costs (credits) and other in the accompanying Consolidated Statement of Earnings. The balance of the charge of $98 million, composed of $77 million for inventory write-downs relating to the product discontinuances and $21 million relating to accelerated depreciation on the long-lived assets accounted for under the held for use model of SFAS No. 121, was reported in cost of goods sold in the accompanying Consolidated Statement of Earnings. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items.

The severance charge related to the termination of 2,700 employees, including approximately 990 administrative, 800 manufacturing, 760 service and photofinishing and 150 research and development positions. The geographic composition of the employees terminated included approximately 1,110 in the United States and Canada and 1,590 throughout the rest of the world. The charge for the long-lived asset impairments includes the write-off of $61 million relating to sensitizing manufacturing equipment, lab equipment and leasehold improvements, and other assets that were scrapped or abandoned immediately and accelerated depreciation of $33 million relating to sensitizing manufacturing equipment, lab equipment and leasehold improvements, and other assets that were to be used until their abandonment within the first three months of 2002. The total amount for long-lived asset impairments also includes a charge of $43 million for the write-off of goodwill relating to the Company's PictureVision subsidiary, the realization of which was determined to be impaired as a result of the Company's acquisition of Ofoto in the second quarter of 2001.

In the fourth quarter of 2001, the Company reversed $20 million of the $134 million in severance charges as certain termination actions, primarily those in EAMER and Japan, will be completed at a total cost less than originally estimated. This is the result of a lower actual severance cost per employee as compared with the original amounts estimated and 275 fewer employees being terminated, including approximately 150 in service and photofinishing, 100 in administrative and 25 in R&D.

In the third quarter of 2002, the Company reversed $14 million of the original $134 million in severance charges due primarily to higher rates of attrition than originally expected, lower utilization of training and outplacement services by terminated employees than originally expected and termination actions being completed at an actual cost per employee that was lower than originally estimated. As a result, approximately 225 fewer employees were terminated, including 100 in service and photofinishing, 100 in administrative and 25 in R&D. Also in the third quarter of 2002, the Company reversed $3 million of exit costs as a result of negotiating lower contract termination payments in connection with business or product line exits.

Actions associated with the Second and Third Quarter, 2001 Restructuring Plan has been completed. A total of 2,200 personnel were terminated under the Second and Third Quarter, 2001 Restructuring Plan. A portion of the severance had not been paid as of December 31, 2002 since, in many instances, the terminated employees could elect or were required to receive their severance payments over an extended period of time. Most of the remaining exit costs are expected to be paid during 2003. However, certain exit costs, such as long-term lease payments, will be paid after 2003.
-----------------------------------------------------------------------

NOTE 15:  OTHER ASSET IMPAIRMENTS

In 2001, the Company recorded a $77 million charge associated with the bankruptcy of the Wolf Camera Inc. consumer retail business. This amount is reflected in restructuring costs (credits) and other in the accompanying Consolidated Statement of Earnings.

Also in 2001, the Company recorded a $42 million charge representing the write-off of certain lease residuals, receivables and capital assets resulting primarily from technology changes in the transition from optical to digital photofinishing equipment within the Company's onsite photofinishing operations. The charges for the lease residuals and capital assets totaling $19 million were recorded in cost of goods sold in the accompanying Consolidated Statement of Earnings. The remaining $23 million was recorded in restructuring costs (credits) and other in the accompanying Consolidated Statement of Earnings.
-----------------------------------------------------------------------

NOTE 16:  RETIREMENT PLANS

Substantially all U.S. employees are covered by a noncontributory plan, the Kodak Retirement Income Plan (KRIP), which is funded by Company contributions to an irrevocable trust fund. The funding policy for KRIP is to contribute amounts sufficient to meet minimum funding requirements as determined by employee benefit and tax laws plus additional amounts the Company determines to be appropriate. Generally, benefits are based on a formula recognizing length of service and final average earnings. Assets in the fund are held for the sole benefit of participating employees and retirees. The assets of the trust fund are comprised of corporate equity and debt securities, U.S. government securities, partnership and joint venture investments, interests in pooled funds, and various types of interest rate, foreign currency and equity market financial instruments. At December 31, 2001, Kodak common stock represented approximately 3.4% of trust assets. In December 2002, in connection with Wilshire Associates' recommendation that KRIP eliminate its investments in specialty sector U.S. equities, the Company purchased the 7.4 million shares of Kodak common stock held by KRIP for $260 million.

On March 25, 1999, the Company amended this plan to include a separate cash balance formula for all U.S. employees hired after February 1999. All U.S. employees hired prior to that date were granted the option to choose the KRIP plan or the Cash Balance Plus plan. Written elections were made by employees in 1999, and were effective January 1, 2000. The Cash Balance Plus plan credits employees' accounts with an amount equal to 4% of their pay, plus interest based on the 30-year treasury bond rate. In addition, for employees participating in this plan and the Company's defined contribution plan, the Savings and Investment Plan
(SIP), the Company will match SIP contributions for an amount up to 3% of pay, for employee contributions of up to 5% of pay. Company contributions to SIP were $14 million, $15 million and $11 million for 2002, 2001 and 2000, respectively. As a result of employee elections to the Cash Balance Plus plan, the reductions in future pension expense will be almost entirely offset by the cost of matching employee contributions to SIP. The impact of the Cash Balance Plus plan is shown as a plan amendment.

The Company also sponsors unfunded plans for certain U.S. employees, primarily executives. The benefits of these plans are obtained by applying KRIP provisions to all compensation, including amounts being deferred, and without regard to the legislated qualified plan maximums, reduced by benefits under KRIP.

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

The net pension amounts recognized on the Consolidated Statement of Financial Position at December 31, 2002 and 2001 for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

(in millions)                            2002                   2001
                                              Non-                   Non-
                                     U.S.     U.S.         U.S.      U.S.
Change in Benefit Obligation

  Projected benefit obligation
   at January 1                   $ 5,939   $2,099      $ 5,798   $2,126
  New plans                            25       13            -        -
  Service cost                        106       33          102       41
  Interest cost                       421      131          426      120
  Participant contributions             -        9            -        6
  Plan amendment                        3      (46)           -        -
  Benefit payments                   (713)    (141)        (577)    (134)
  Actuarial loss                      432      227          190       22
  Curtailments                          -        -            -        8
  Currency adjustments                  -      269            -      (89)
                                  -------   ------      -------   ------
  Projected benefit obligation
   at December 31                 $ 6,213   $2,594      $ 5,939   $2,100
                                  =======   ======      =======   ======

Change in Plan Assets

  Fair value of plan assets
   at January 1                   $ 6,372   $1,731      $ 7,345   $2,011
  New plans                            33       13            -        -
  Actual return on plan assets         75     (106)        (420)    (102)
  Employer contributions               23      105           24       36
  Participant contributions             -       10            -        6
  Benefit payments                   (713)    (141)        (577)    (134)
  Currency adjustments                  -      193            -      (81)
  Other                                 -        -            -       (2)
                                  -------   ------      -------   ------
  Fair value of plan assets
   at December 31                 $ 5,790   $1,805      $ 6,372   $1,734
                                  =======   ======      =======   ======


Funded Status at December 31      $  (423)  $ (789)     $   433   $ (366)

  Unamortized:
    Transition liability (asset)        2       (7)         (53)      (8)
    Net loss (gain)                   975      899          (47)     386
    Prior service cost (gain)           8      (21)           6       10
                                  -------   ------      -------   ------
  Net amount recognized at
   December 31                    $   562   $   82      $   339   $   22
                                  =======   ======      =======   ======

Amounts recognized in the Statement of Financial Position for major plans are as follows:

(in millions)                            2002                   2001
                                              Non-                   Non-
                                     U.S.     U.S.         U.S.      U.S.

Prepaid pension cost              $   712   $  260      $   482   $   60
Accrued benefit liability            (150)    (178)        (143)     (38)
Additional minimum pension
 liability                            (78)    (706)         (57)     (44)
Intangible asset                        5      112           10        1
Accumulated other comprehensive
 income                                73      594           47       43
                                  -------   ------      -------   ------
Net amount recognized at
 December 31                      $   562   $   82      $   339   $   22
                                  =======   ======      =======   ======


The prepaid pension cost asset amounts for the U.S. and Non-U.S. at December 31, 2002 and 2001 are included in other long-term assets. The accrued benefit liability and additional minimum pension liability amounts (net of the intangible asset amounts) for the U.S. and Non-U.S. at December 31, 2002 and 2001 are included in postretirement liabilities. The accumulated other comprehensive income amounts for the U.S. and Non-U.S. at December 31, 2002 and 2001 are included as a component of shareholders' equity, net of taxes.


Pension expense (income) for all plans included:

(in millions)                   2002            2001             2000
                                     Non-            Non-             Non-
                             U.S.    U.S.    U.S.    U.S.     U.S.    U.S.

  Service cost              $ 106   $  33   $ 102   $  41    $  94   $  42
  Interest cost               421     131     426     120      425     114
  Expected return on plan
   assets                    (677)   (165)   (599)   (159)    (576)   (157)
  Amortization of:
   Transition asset           (54)     (3)    (57)     (3)     (57)    (10)
   Prior service cost           1     (21)      1     (15)       2       8
   Actuarial (gain) loss        3      39       2       4        2       3
                            -----   -----   -----   -----    -----   -----
                             (200)     14    (125)    (12)    (110)      -
Special termination benefits    -      27       -      13        -       -
Settlements                     -       -       -       -        6       1
                            -----   -----   -----   -----    -----   -----
Net pension (income) expense (200)     41    (125)      1     (104)      1
Other plans including
  unfunded plans                3      49      16      66        9      63
                            -----   -----   -----   -----    -----   -----
Total net pension (income)
  expense                   $(197)  $  90   $(109)  $  67    $ (95)  $  64
                            =====   =====   =====   =====    =====   =====


The weighted assumptions used to compute pension amounts for major plans were as follows:

                                         2002               2001
                                              Non-                Non-
                                    U.S.      U.S.      U.S.      U.S.

Discount rate                      6.50%      5.40%    7.25%      5.90%
Salary increase rate               4.25%      3.30%    4.25%      3.10%
Long-term rate of return on
 plan assets                       9.50%      8.30%    9.50%      8.60%

--------------------------------------------------------------------------

NOTE 17:  OTHER POSTRETIREMENT BENEFITS

The Company provides healthcare, dental and life insurance benefits to U.S. eligible retirees and eligible survivors of retirees. In general, these benefits are provided to U.S. retirees that are covered by the Company's KRIP plan. Additionally, these benefits are funded from the general assets of the Company as they are incurred. The Company's subsidiaries in the United Kingdom and Canada offer similar healthcare benefits.

Changes in the Company's benefit obligation and funded status are as follows:

(in millions)                             2002      2001

Net benefit obligation at beginning
 of year                               $ 3,110   $ 2,659
  Service cost                              16        15
  Interest cost                            213       199
  Plan participants' contributions           4         3
  Plan amendments                           31         -
  Actuarial loss                           549       453
  Benefit payments                        (239)     (216)
  Currency adjustments                       3        (3)
                                       -------   -------
Net benefit obligation at end of year  $ 3,687   $ 3,110
                                       =======   =======


Funded status at end of year           $(3,687)  $(3,110)
Unamortized net actuarial loss           1,600     1,109
Unamortized prior service cost            (360)     (451)
                                       -------   -------
Net amount recognized and recorded
 at end of year                        $(2,447)  $(2,452)
                                       =======   =======


The U.S. plan represents approximately 98% of the total other postretirement net benefit obligation and, therefore, the weighted-average assumptions used to compute the other postretirement benefit amounts approximate the U.S. assumptions, which were as follows:

                                          2002      2001

Discount rate                             6.50%     7.25%
Salary increase rate                      4.25%     4.25%
Healthcare cost trend (a)                12.00%    10.00%

(a) decreasing to 5.00% by 2010

(in millions)                             2002      2001      2000

Components of net postretirement
 benefit cost
  Service cost                          $   16    $   15    $   14
  Interest cost                            213       199       172
  Amortization of:
    Prior service cost                     (60)      (60)      (67)
    Actuarial loss                          58        39        17
                                        ------    ------    ------
                                           227       193       136

  Curtailments                               -         -        (6)
                                        ------    ------    ------
Total net postretirement benefit cost   $  227    $  193    $  130
                                        ======    ======    ======

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

                                             1%          1%
                                          increase    decrease
Effect on total service and interest
  cost components                          $  1        $  (7)
Effect on postretirement benefit
  obligation                                 29         (114)
--------------------------------------------------------------------------

NOTE 18:  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income at December 31, 2002, 2001 and 2000 were as follows:

(in millions)                         2002      2001      2000

Accumulated unrealized holding
 (losses) gains related to
 available-for-sale securities       $   -     $  (6)    $   7

Accumulated unrealized losses
 related to hedging activity            (9)       (5)      (38)

Accumulated translation
 adjustments                          (306)     (524)     (425)

Accumulated minimum pension
 liability adjustments                (456)      (62)      (26)
                                     -----     -----     -----
     Total                           $(771)    $(597)    $(482)

-------------------------------------------------------------------------

NOTE 19:  STOCK OPTION AND COMPENSATION PLANS

The Company's stock incentive plans consist of the 2000 Omnibus Long-Term Compensation Plan (the 2000 Plan), the 1995 Omnibus Long-Term Compensation Plan (the 1995 Plan), and the 1990 Omnibus Long-Term Compensation Plan (the 1990 Plan). The Plans are administered by the Executive Compensation and Development Committee of the Board of Directors.

Under the 2000 Plan, 22 million shares of the Company's common stock may be granted to a variety of employees between January 1, 2000 and December 31, 2004. The 2000 Plan is substantially similar to, and is intended to replace, the 1995 Plan, which expired on December 31, 1999. Option prices are not less than 100% of the per share fair market value on the date of grant, and the options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates. The 2000 Plan also provides for Stock Appreciation Rights
(SARs) to be granted, either in tandem with options or freestanding. SARs allow optionees to receive payment equal to the increase in the Company's stock market price from the grant date to the exercise date. At December 31, 2002, 39,581 freestanding SARs were outstanding at option prices ranging from $29.31 to $62.44.

Under the 1995 Plan, 22 million shares of the Company's common stock were eligible for grant to a variety of employees between February 1, 1995 and December 31, 1999. Option prices are not less than 100% of the per share fair market value on the date of grant, and the options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates. The 1995 Plan also provides for SARs to be granted, either in tandem with options or freestanding. SARs allow optionees to receive payment equal to the difference between the Company's stock market price on grant date and exercise date. At December 31, 2002, 325,659 freestanding SARs were outstanding at option prices ranging from $31.30 to $90.63.

Under the 1990 Plan, 22 million shares of the Company's common stock were eligible for grant to key employees between February 1, 1990 and January 31, 1995. Option prices could not be less than 50% of the per share fair market value on the date of grant; however, no options below fair market value were granted. The options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates. The 1990 Plan also provided that options with dividend equivalents, tandem SARs and freestanding SARs could be granted. At December 31, 2002, 69,656 freestanding SARs were outstanding at option prices ranging from $30.25 to $44.50.

In January 2002, the Company's shareholders voted in favor of a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity, if they so chose, to cancel outstanding stock options previously granted to them at exercise prices ranging from $26.90 to $92.31, in exchange for new options to be granted on or shortly after August 26, 2002, over six months and one day from February 22, 2002, the date the old options were canceled. The number of shares subject to the new options was determined by applying an exchange ratio in the range of 1:1 to 1:3 (i.e., one new option share for every three canceled option shares) based on the exercise price of the canceled option. As a result of the exchange program, approximately
23.7 million old options were canceled on February 22, 2002, with approximately 16 million new options granted on, or shortly after, August 26, 2002. The exchange program did not result in variable accounting, as it was designed to comply with FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock-Based Compensation." Also, the new options had an exercise price equal to the fair market value of the Company's common stock on the new grant date, so no compensation expense was recorded as a result of the exchange program.

Further information relating to options is as follows:
(Amounts in thousands, except per share amounts)
                                                                Weighted-
                                                                 Average
                                                                 Exercise
                                    Shares     Range of Price     Price
                                 Under Option    Per Share      Per Share

Outstanding on December 31, 1999    37,033     $30.25 - $92.31     $62.12
   Granted                          12,533     $37.25 - $65.63     $54.38
   Exercised                         1,326     $30.25 - $58.63     $32.64
   Terminated, Canceled or
    Surrendered                      3,394     $31.45 - $90.50     $62.22
                                    ------
Outstanding on December 31, 2000    44,846     $32.50 - $92.31     $60.87
   Granted                           8,575     $26.90 - $48.34     $36.49
   Exercised                           615     $32.50 - $43.18     $35.91
   Terminated, Canceled or
    Surrendered                      2,351     $32.50 - $90.75     $50.33
                                    ------
Outstanding on December 31, 2001    50,455     $25.92 - $92.31     $57.53
   Granted                          20,155     $26.30 - $38.04     $32.72
   Exercised                         1,581     $26.90 - $37.74     $32.05
   Terminated, Canceled or
    Surrendered                     26,752     $26.90 - $92.31     $54.58
                                    ------
Outstanding on December 31, 2002    42,277     $25.92 - $92.31     $48.52


Exercisable on December 31, 2000    28,783     $32.50 - $92.31     $62.13
Exercisable on December 31, 2001    31,571     $26.90 - $92.31     $63.54
Exercisable on December 31, 2002    31,813     $25.92 - $92.31     $52.49


The table above excludes approximately 68,000 options granted by the Company in 2001 at an exercise price of $.05-$21.91 as part of an acquisition. At December 31, 2002, 37,969 stock options were outstanding in relation to this acquisition.

The Company's total options outstanding of 42,277,000 have been granted under equity compensation plans that have been approved by security holders and that which have not been approved by security holders as follows:

(Amounts in thousands,
 except per share amounts)
                                         Weighted-
                                          Average           Number of
                          Options      Exercise Price    Options available
                        Outstanding      of Options      for Future Grants
                      at December 31,  Outstanding at          as of
                          2002       December 31, 2002   December 31, 2002
Equity compensation
 plans approved by
 security holders
 approved plans           31,356            $46.17               7,813
Equity compensation
 plans not approved
 by security holders      10,921             55.27               5,124
                          ------            ------               -----
Total                     42,277            $48.52              12,937

The Company's equity compensation plans approved by security holders include the 2000 Plan, the 1995 Plan and the 1990 Plan. The Company's equity compensation plans not approved by security holders include the Eastman Kodak Company 1997 Stock Option Plan and the Kodak Stock Option Plan. The 5,124,000 of options available for grant as of December 31, 2002 under equity compensation plans not approved by security holders all relate to the Kodak Stock Option Plan; however, in accordance with an amendment that is effective January 1, 2003, no options will be granted in the future under this plan.

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

                                         Exchange        2000
                                         Program         Plan
                                         ---------       ----
                                           2002          2002

Risk-free interest rates                    2.9%          3.8%
Expected option lives                    4 years       7 years
Expected volatilities                        37%           34%
Expected dividend yields                   5.76%         5.76%


                                           2001          2001

Risk-free interest rates                    N/A           4.2%
Expected option lives                       N/A        6 years
Expected volatilities                       N/A            34%
Expected dividend yields                    N/A          4.43%


                                           2000          2000

Risk-free interest rates                    N/A           6.2%
Expected option lives                       N/A        7 years
Expected volatilities                       N/A            29%
Expected dividend yields                    N/A          3.19%

The weighted-average fair value of options granted in 2002 was $5.99 for the exchange program and $8.22 for the 2000 Plan. The exchange program generally had no effect on the vesting term or life of the old options exchanged as these provisions were carried forward with the new options. However, the vesting term and option life were recast to the original period amounts for approximately 0.6 million of the 16.0 million new options granted through the exchange program. The weighted-average assumptions related to the 2000 Plan were applied to the 0.6 million of recast exchange options because its underlying characteristics were similar to new options granted under the 2000 Plan. The weighted-average fair value of options granted was $8.37 and $16.79 for 2001 and 2000, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (1-3 years). See Note 1 under "Stock-Based Compensation" for the disclosure of the Company's pro forma information.

The following table summarizes information about stock options at December 31, 2002:

(Number of options in thousands)
                       Options Outstanding            Options Exercisable
              ------------------------------------   ----------------------
 Range of                  Weighted-
 Exercise                   Average      Weighted-                Weighted-
  Prices                   Remaining      Average                  Average
 At     Less              Contractual    Exercise                 Exercise
Least   Than   Options       Life          Price       Options      Price

$25  -  $40    20,097         7.54        $32.37       11,029      $31.38
$40  -  $55     6,510         2.95        $46.99        5,921      $47.14
$55  -  $70     8,655         5.13        $62.71        8,030      $62.92
$70  -  $85     4,712         4.05        $73.30        4,530      $73.32
Over $85        2,303         4.16        $90.02        2,303      $90.02
               ------                                  ------
               42,277                                  31,813
               ======                                  ======

--------------------------------------------------------------------------

NOTE 20:  ACQUISITIONS, JOINT VENTURES AND BUSINESS VENTURES

2002

On January 24, 2002, the Company completed the acquisition of 100% of the voting common stock of ENCAD, Inc., (ENCAD) for a total purchase price of approximately $25 million. The purchase price was paid almost entirely in Kodak common stock. The purchase price in excess of the fair value of the net assets acquired of approximately $6 million has been allocated to goodwill. On December 17, 2002, it was announced that ENCAD will become part of the newly formed components group along with the document scanner and microfilm businesses. The formation of the components group will build a stronger equipment and consumables business within the Commercial Imaging segment by consolidating those product lines that utilize a two tier, indirect sales and distribution channel. Earnings from continuing operations for 2002 include the results of ENCAD from the date of acquisition.

On September 11, 2002, the Company initiated an offer to acquire all of the outstanding minority equity interests in Kodak India Ltd., (Kodak India) a majority owned subsidiary of the Company. The voluntary offer to the minority equity interest holders of Kodak India was for the acquisition of approximately 2.8 million shares representing the full 25.24% minority ownership in the subsidiary. In the fourth quarter of 2002, the Company purchased the 2.1 million shares that had been tendered to date for approximately $16 million in cash. Due to the timing of this acquisition, the purchase price allocation was not complete as of December 31, 2002. Accordingly, the purchase price in excess of the fair value of the net assets acquired of approximately $8 million has been recorded in other long-term assets. The purchase price allocation will be completed in the first quarter of 2003 at which time the excess purchase price will be allocated to goodwill and other identifiable intangible assets. In December 2002, the Company made an offer to purchase the remaining 6.04% outstanding minority interest in Kodak India for approximately $4.9 million. Kodak India operated in each of the Company's reportable segments and is engaged in the manufacture, trading and marketing of cameras, films, photo chemicals and other imaging products.

On December 31, 2002, an unaffiliated investor in one of Kodak's China subsidiaries exercised its rights under a put option arrangement, which required Kodak to repurchase a 10% outstanding minority equity interest in this subsidiary for approximately $44 million in cash. Due to the timing of this acquisition, the purchase price allocation was not complete as of December 31, 2002. Accordingly, the purchase price in excess of the fair value of the net assets acquired of approximately $18 million has been recorded in other long-term assets. The purchase price allocation will be completed in the first quarter of 2003 at which time the excess purchase price will be allocated to goodwill and other identifiable intangible assets.

During 2002, the Company completed a number of additional acquisitions with an aggregate purchase price of approximately $14 million, which were individually immaterial to the Company's financial position, results of operations or cash flows.

2001

On December 4, 2001, the Company and SANYO Electric Co., Ltd. announced the formation of a global business venture, the SK Display Corporation, to manufacture organic light emitting diode (OLED) displays for consumer devices such as cameras, personal data assistants (PDAs), and portable entertainment machines. Kodak has a 34% interest in the business venture and will contribute approximately $16 million in cash in 2003 and is committed to contribute $100 million in loan guarantees.
However, the Company was not required to make these loan guarantees as of December 31, 2002. SANYO holds a 66% interest in the business venture and is committed to contribute approximately $36 million in cash and $195 million in loan guarantees.

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

During 2001, the Company also completed additional acquisitions with an aggregate purchase price of approximately $122 million in cash and stock, none of which were individually material to the Company's financial position, results of operations or cash flows.

2000

During the second quarter of 2000, the Company acquired the remaining ownership interest in PictureVision, Inc. for cash and assumed liabilities with a total transaction value of approximately $90 million. In relation to this acquisition, the Company's second quarter, 2000 results included $10 million in charges for acquired in-process R&D and approximately $15 million for other acquisition-related charges. The Company used independent professional appraisal consultants to assess and allocate values to the in-process R&D.

During 2000, the Company also completed additional acquisitions with an aggregate purchase price of approximately $79 million in cash, none of which were individually material to the Company's financial position, results of operations or cash flows.
------------------------------------------------------------------------

NOTE 21:  DISCONTINUED OPERATIONS

In March 2001, the Company acquired Citipix from Groupe Hauts Monts along with two related subsidiaries involved in mapping services. Citipix was involved in the aerial photography of large cities in the United States, scanning of this imagery and hosting the imagery on the Internet for government, commercial and private sectors. The acquired companies were formed into Kodak Global Imaging, Inc. (KGII), a wholly owned subsidiary, which was reported in the commercial and government products and services business in the Commercial Imaging segment. Due to a combination of factors, including the collapse of the telecommunications market, limitations on flying imposed by the events of September 11th, delays and losses of key contracts and the global economic downturn, KGII did not achieve the financial results expected by management during both 2001 and 2002. In November 2002, the Company approved a plan to dispose of the operations of KGII. The disposal plan consisted of the shutdown of the Citipix business in December 2002 and the sale of the remaining mapping business and imagery assets of the Citipix business.

The Company incurred charges of approximately $44 million in the fourth quarter of 2002 in relation to the disposal of KGII. The Company recognized an impairment loss of approximately $25 million resulting from the write-down of the carrying value of goodwill, intangibles and fixed assets to fair value. A loss of approximately $9 million was recognized on the sale of the mapping business and imagery assets of Citipix in December 2002. The Company also recognized a charge of approximately $10 million to accrue various costs associated with the shutdown of KGII, such as severance costs related to the termination of 150 employees, lease cancellation costs, and claims owed under the original purchase agreement to the former owners of the mapping business. In addition to these disposal costs, the Company incurred losses from operations for the years ended December 31, 2002 and 2001 amounting to $13 million and $7 million, respectively. The KGII operational losses and loss from the disposal of KGII were recorded in loss from discontinued operations in the Consolidated Statement of Earnings for the years ended December 31, 2002 and 2001.

During the fourth quarter of 2002, the Company recognized income of $19 million related to the favorable outcome of litigation associated with the 1994 sale of Sterling Winthrop Inc. The gain recognized on the favorable settlement was recorded in loss from discontinued operations in the Consolidated Statement of Earnings for the year ended December 31, 2002. In January 2003, the Company received the cash related to this settlement.

At December 31, 2002 and 2001, total assets related to the discontinued operations of KGII and Sterling Winthrop Inc. amounted to $28 million and $39 million, respectively, and were reported in the Company's Consolidated Statement of Financial Position. Of the total assets related to discontinued operations at December 31, 2002 and 2001, receivables, net amounted to $27 million and $3 million, goodwill, net was $0 and $16 million, and other long-term assets was $0 and $17 million. The remaining asset amounts were immaterial. At December 31, 2002 and 2001, total liabilities related to discontinued operations of $12 million and $4 million, respectively, were included in the Company's Consolidated Statement of Financial Position. These liabilities were primarily related to the accrual of various costs associated with the KGII shutdown as noted above.

Net sales resulting from discontinued operations for the years ended December 31, 2002 and 2001 amounted to $6 million and $5 million, respectively. The loss from discontinued operations before income tax benefits for the years ended December 31, 2002 and 2001 of $38 million and $7 million, respectively, was taxed at an effective tax rate of 38% and 31%, respectively, resulting in the loss from discontinued
operations, net of income tax benefits, in the Consolidated Statement of Earnings of $23 million and $5 million, respectively.
--------------------------------------------------------------------------

NOTE 22:  SEGMENT INFORMATION

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

As a result of the change in composition of the reportable segments, the accompanying 2000 segment information has been presented in accordance with the new structure and to conform to the 2002 and 2001 presentation. The Company has three reportable segments, including Photography, Health Imaging and Commercial Imaging, and All Other.

The Photography segment derives revenues from consumer film products, sales of origination and print film to the entertainment industry, sales of professional film products, traditional and inkjet photo paper, chemicals, traditional and digital cameras, photoprocessing equipment and services, and digitization services, including online services. The Health Imaging segment derives revenues from the sale of digital products, including laser imagers, media, computed and direct radiography equipment and picture archiving and communications systems, as well as traditional medical products, including analog film, equipment, chemistry, services and specialty products for the mammography, oncology and dental fields. The Commercial Imaging segment derives revenues from microfilm equipment and media, printers, scanners, other business equipment, media sold to commercial and government customers, and from graphics film products sold to the Kodak Polychrome Graphics joint venture. The All Other group derives revenues from the sale of OLED displays, imaging sensor solutions and optical products to other manufacturers.

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

Segment financial information is shown below.

(in millions)                            2002       2001       2000

Net sales from continuing operations:
  Photography                         $ 9,002    $ 9,403    $10,231
  Health Imaging                        2,274      2,262      2,220
  Commercial Imaging                    1,456      1,454      1,417
  All Other                               103        110        126
                                      -------    -------    -------
    Consolidated total                $12,835    $13,229    $13,994
                                      =======    =======    =======

Earnings from continuing operations
 before interest, other (charges)
 income, and income taxes:
  Photography                         $   771    $   787    $ 1,430
  Health Imaging                          431        323        518
  Commercial Imaging                      192        172        233
  All Other                               (28)       (60)       (11)
                                      -------    -------    -------
    Total of segments                   1,366      1,222      2,170

  Venture investment impairments
   and other asset write-offs             (32)       (12)         -
  Restructuring costs and credits
   and asset impairments                 (114)      (720)        44
  Wolf charge                               -        (77)         -
  Environmental reserve                     -        (41)         -
  Kmart charge                              -        (20)         -
                                      -------    -------    -------
    Consolidated total                $ 1,220    $   352    $ 2,214
                                      =======    =======    =======

Net earnings from continuing
 operations:
  Photography                         $   550    $   535    $ 1,034
  Health Imaging                          313        221        356
  Commercial Imaging                       83         84         90
  All Other                               (23)       (38)        (2)
                                      -------    -------    -------
    Total of segments                     923        802      1,478

  Venture investment impairments
   and other asset write-offs             (50)       (15)         -
  Restructuring costs and credits
   and asset impairments                 (114)      (720)        44
  Wolf charge                               -        (77)         -
  Environmental reserve                     -        (41)         -
  Kmart charge                              -        (20)         -
  Interest expense                       (173)      (219)      (178)
  Other corporate items                    14          8         26
  Tax benefit - PictureVision
   subsidiary closure                      45          -          -
  Tax benefit - Kodak Imagex Japan         46          -          -
  Income tax effects on above items
   and taxes not allocated to segments    102        363         37
                                      -------    -------    -------
    Consolidated total                $   793    $    81    $ 1,407
                                      =======    =======    =======

(in millions)                            2002       2001       2000

Operating net assets:
  Photography                         $ 5,394    $ 6,288    $ 7,100
  Health Imaging                        1,123      1,426      1,491
  Commercial Imaging                      918      1,085      1,045
  All Other                              (138)      (219)       (92)
                                      -------    -------    -------
    Total of segments                   7,297      8,580      9,544

  LIFO inventory reserve                 (392)      (444)      (449)
  Cash and marketable securities          577        451        251
  Dividends payable                         -          -       (128)
  Net deferred income tax
   (liabilities) and assets               297         97         (4)
  Noncurrent other postretirement
    liabilities                        (2,147)    (2,180)    (2,209)
  Other corporate net assets             (249)      (410)      (205)
                                      -------    -------    -------
    Consolidated net assets (1)       $ 5,383    $ 6,094    $ 6,800
                                      =======    =======    =======

(1) Consolidated net assets are derived from the Consolidated Statement of Financial Position, as follows:


Total assets                          $13,369    $13,362    $14,212

Total liabilities                      10,592     10,468     10,784
Less: Short-term borrowings and
  current portion of long-term debt    (1,442)    (1,534)    (2,206)
Less: Long-term debt, net of
  current portion                      (1,164)    (1,666)    (1,166)
                                      -------    -------    -------
    Non-interest-bearing liabilities    7,986      7,268      7,412
                                      -------    -------    -------
    Consolidated net assets           $ 5,383    $ 6,094    $ 6,800
                                      =======    =======    =======


Depreciation expense from continuing
 operations:
  Photography                         $   634    $   599    $   557
  Health Imaging                          107         96         92
  Commercial Imaging                       74         69         80
  All Other                                 3          1          9
                                      -------    -------    -------
    Consolidated total                $   818    $   765    $   738
                                      =======    =======    =======


Goodwill amortization expense from
 continuing operations:
  Photography                         $     -    $   110    $   120
  Health Imaging                            -         28         27
  Commercial Imaging                        -         15          3
  All Other                                 -          -          1
                                      -------    -------    -------
    Consolidated total                $     -    $   153    $   151
                                      =======    =======    =======


Capital additions from continuing
 operations:
  Photography                         $   408    $   555    $   721
  Health Imaging                           81        128        120
  Commercial Imaging                       83         56         98
  All Other                                 5          4          6
                                      -------    -------    -------
    Consolidated total                $   577    $   743    $   945
                                      =======    =======    =======

(in millions)                            2002       2001       2000

Net sales to external customers attributed to (2):

  The United States                   $ 6,008    $ 6,419    $ 6,800
  Europe, Middle East and Africa        3,363      3,275      3,464
  Asia Pacific                          2,242      2,215      2,349
  Canada and Latin America              1,222      1,320      1,381
                                      -------    -------    -------
    Consolidated total                $12,835    $13,229    $13,994
                                      =======    =======    =======

(2) Sales are reported in the geographic area in which they originate.


Property, plant and equipment, net located in:

  The United States                   $ 3,501    $ 3,738    $ 3,913
  Europe, Middle East and Africa          769        672        647
  Asia Pacific                            943        977      1,056
  Canada and Latin America                207        272        303
                                      -------    -------    -------
    Consolidated total                $ 5,420    $ 5,659    $ 5,919
                                      =======    =======    =======

NOTE 23:  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

                                 4th Qtr.   3rd Qtr.  2nd Qtr.    1st Qtr.
                                    (in millions, except per share data)
2002

Net sales from continuing
  operations                      $3,441     $3,352    $3,336     $2,706
Gross profit from continuing
  operations                       1,206      1,290     1,254        860
Earnings from continuing
  operations                         130 (3)    336 (2)   286 (1)     41
Loss from discontinued
  operations (4)                     (17)        (2)       (2)        (2)
Net earnings                         113        334       284         39
Basic and diluted net earnings
 per share (9):
  Continuing operations              .45       1.16       .98        .14
  Discontinued operations           (.06)      (.01)     (.01)      (.01)
    Total                            .39       1.15       .97        .13

2001

Net sales from continuing
  operations                      $3,358     $3,305    $3,591     $2,975
Gross profit from continuing
  operations                       1,028      1,134     1,339      1,067
Earnings (loss) from continuing
  operations                        (204)(8)     97 (7)    38 (5)(6) 150
(5)
Loss from discontinued
  operations (4)                      (2)        (1)       (2)         -
Net earnings                        (206)        96        36        150
Basic and diluted net earnings
 per share (9):
  Continuing operations             (.70)       .33       .13        .52
  Discontinued operations           (.01)         -      (.01)         -
    Total                           (.71)       .33       .12        .52


--------------------------------------------------------------------------
(1) Includes $13 million ($10 million included in SG&A and $3 million included in other charges) for a charge related to asset impairments, which reduced net earnings by $9 million; and a $45 million (included in provision for income taxes) tax benefit related to the closure of the Company's PictureVision subsidiary.

(2) Includes $29 million (included in restructuring costs (credits) and other) reversal of restructuring charges related to costs originally recorded as part of the Company's 2001 restructuring programs, which increased net earnings by $18 million; $20 million (included in restructuring costs (credits) and other) of restructuring costs, which reduced net earnings by $20 million; $21 million ($13 million included in SG&A and $8 million included in other charges) for a charge related to asset impairments, which reduced net earnings by $13 million; and a $46 million (included in provision for income taxes) tax benefit related to the consolidation of its photofinishing operations in Japan.

(3) Includes $123 million ($16 million included in cost of goods sold and $107 million included in restructuring costs (credits) and other) of restructuring charges, which reduced net earnings by $78 million; $16 million ($9 million included in SG&A and $7 million included in other charges) for a charge related to asset impairments and other asset write-offs, which reduced net earnings by $12 million; and a $30 million (included in provision for income taxes) tax benefit related to changes in the corporate tax rate and asset write-offs.

(4) Refer to Note 21, "Discontinued Operations" for a discussion regarding loss from discontinued operations.

(5) Includes relocation charges (included in cost of goods sold) related to the sale and exit of a manufacturing facility of $10 million and $8 million, which reduced net earnings by $7 million and $5 million in the first and second quarters, respectively. First quarter also includes amortization expense on goodwill of $42 million, which reduced net earnings by $36 million.

(6) Includes $316 million ($57 million included in cost of goods sold and $259 million included in restructuring costs (credits) and other) of restructuring costs, which reduced net earnings by $232 million; $77 million (included in restructuring costs (credits) and other) for the Wolf bankruptcy charge, which reduced net earnings by $52 million; and $37 million of amortization expense on goodwill, which reduced net earnings by $31 million.

(7) Includes $53 million ($41 million included in cost of goods sold and $12 million included in restructuring costs (credits) and other) of restructuring costs, which reduced net earnings by $41 million; $42 million ($23 million included in restructuring costs (credits) and other and $19 million included in cost of goods sold) for a charge related to asset impairments associated with certain of the Company's photofinishing operations, which reduced net earnings by $26 million; $37 million of amortization expense on goodwill, which reduced net earnings by $31 million; and an $11 million (included in provision for income taxes) tax benefit related to favorable tax settlements reached during the quarter.

(8) Includes $309 million ($21 million included in cost of goods sold and $288 million included in restructuring costs (credits) and other) of restructuring costs, which reduced net earnings by $210 million; $15 million ($12 million included in SG&A and $3 million included in other (charges) income) for asset impairments related to venture investments, which reduced net earnings by $10 million; a $41 million (included in SG&A) charge for environmental reserves, which reduced net earnings by $28 million; a $20 million (included in SG&A) Kmart bankruptcy charge, which reduced net earnings by $14 million, $37 million of amortization expense on goodwill, which reduced net earnings by $31 million; and a $20 million (included in provision for income taxes) tax benefit related to a decline in the year-over-year effective tax rate.

(9) Each quarter is calculated as a discrete period and the sum of the four quarters may not equal the full year amount.

SUMMARY OF OPERATING DATA
Eastman Kodak Company and Subsidiary Companies
(Dollar amounts and shares in millions, except per share data)

                               2002     2001      2000     1999     1998

Net sales from continuing
 operations                 $12,835  $13,229   $13,994  $14,089  $13,406

Earnings from continuing
 operations before interest,
 other (charges) income,
 and income taxes             1,220      352     2,214    1,990    1,888

Earnings (loss) from:
 Continuing operations          793(1)    81(2)  1,407(3) 1,392(4) 1,390(5)
 Discontinued operations        (23)(6)   (5)(6)     -        -        -
NET EARNINGS                    770       76     1,407    1,392    1,390

EARNINGS AND DIVIDENDS
Net earnings
 - % of sales                   6.0%     0.6%     10.1%     9.9%    10.4%
 - % return on average
   shareholders' equity        27.2%     2.4%     38.3%    35.2%    38.9%

Basic earnings (loss) per
  share:
 Continuing operations         2.72      .28      4.62     4.38     4.30
 Discontinued operations       (.08)    (.02)        -        -        -
   Total                       2.64      .26      4.62     4.38     4.30
Diluted earnings (loss) per
  share:
 Continuing operations         2.72      .28      4.59     4.33     4.24
 Discontinued operations       (.08)    (.02)        -        -        -
   Total                       2.64      .26      4.59     4.33     4.24

Cash dividends paid
  - on common shares            525      643       545      563      569
  - per common share           1.80     2.21      1.76     1.76     1.76
Common shares outstanding at
 year end                     285.9    290.9     290.5    310.4    322.8
Shareholders at year end     89,988   91,893   113,308  131,719  129,495

STATEMENT OF FINANCIAL
 POSITION DATA
Operational working
 capital (8)                 $  599  $   797   $ 1,420  $   777  $   874
Working capital                (843)    (737)     (786)    (385)    (643)
Property, plant and
 equipment, net               5,420    5,659     5,919    5,947    5,914
Total assets                 13,369   13,362    14,212   14,370   14,733
Short-term borrowings
 and current portion of
 long-term debt               1,442    1,534     2,206    1,163    1,518
Long-term debt, net of
 current portion              1,164    1,666     1,166      936      504
Total shareholders' equity    2,777    2,894     3,428    3,912    3,988

SUPPLEMENTAL INFORMATION
Net sales from continuing
operations - Photography     $9,002  $ 9,403   $10,231  $10,265  $10,063
           - Health Imaging   2,274    2,262     2,220    2,159    1,526
           - Commercial
              Imaging         1,456    1,454     1,417    1,479    1,296
           - All Other          103      110       126      186      521
Research and development
 costs                          762      779       784      817      922(7)
Depreciation                    818      765       738      773      737
Taxes (excludes payroll,
 sales and excise taxes)        288      154       933      806      809
Wages, salaries and employee
 benefits                     3,991    3,824     3,726    3,962    4,306
Employees at year end
  - in the U.S.              39,000   42,000    43,200   43,300   46,300
  - worldwide                70,000   75,100    78,400   80,650   86,200

(see footnotes on next page)

SUMMARY OF OPERATING DATA
Eastman Kodak Company and Subsidiary Companies

(footnotes for previous page)

(1) Includes $143 million of restructuring charges; $29 million reversal of restructuring charges; $50 million for a charge related to asset impairments and other asset write-offs; and a $121 million tax benefit relating to the closure of the Company's PictureVision subsidiary, the consolidation of the Company's photofinishing operations in Japan, asset write-offs and a change in the corporate tax rate. These items improved net earnings by $7 million.

(2) Includes $678 million of restructuring charges; $42 million for a charge related to asset impairments associated with certain of the Company's photofinishing operations; $15 million for asset impairments related to venture investments; $41 million for a charge for environmental reserves; $77 million for the Wolf bankruptcy; a $20 million charge for the Kmart bankruptcy; $18 million of relocation charges related to the sale and exit of a manufacturing facility; an $11 million tax benefit related to a favorable tax settlement; and a $20 million tax benefit representing a decline in the year-over-year effective tax rate. These items reduced net earnings by $594 million.

(3) Includes accelerated depreciation and relocation charges related to the sale and exit of a manufacturing facility of $50 million, which reduced net earnings by $33 million.

(4) Includes $350 million of restructuring charges, and an additional $11 million of charges related to this restructuring program; $103 million of charges associated with business exits; a gain of $95 million on the sale of The Image Bank; and a gain of $25 million on the sale of the Motion Analysis Systems Division. These items reduced net earnings by $227 million.

(5) Includes $35 million of litigation charges; $132 million of Office Imaging charges; $45 million primarily for a write-off of in-process R&D associated with the Imation acquisition; a gain of $87 million on the sale of NanoSystems; and a gain of $66 million on the sale of part of the Company's investment in Gretag. These items reduced net earnings by $39 million.

(6) Refer to Note 21, "Discontinued Operations" for a discussion regarding loss from discontinued operations.

(7) Includes a $42 million charge for the write-off of in-process R&D associated with the Imation acquisition.

(8) Excludes short-term borrowings and current portion of long-term debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
-------------------------------------------------------------------------

                                 PART III

ITEMS 10(a), 11 AND 12.  DIRECTORS OF THE REGISTRANT
                         EXECUTIVE COMPENSATION
                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                          AND MANAGEMENT

Responses to the above items, as contained in the Notice of 2003 Annual Meeting and Proxy Statement, which will be filed within 120 days of the Company's fiscal year end, are hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 10(b).  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers list is contained in PART I under the caption "Executive Officers of the Registrant" on page 13.
--------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None to report.
--------------------------------------------------------------------------

ITEM 14. Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, the Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this annual report. Based on that evaluation, the Company concluded that the design and operation of its disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

                                  PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                  Page No.
(a) 1.  Consolidated financial statements:
        Report of independent accountants                             78
        Consolidated statement of earnings                            79
        Consolidated statement of financial position                  80
        Consolidated statement of shareholders' equity                81-83
        Consolidated statement of cash flows                          84-85
        Notes to financial statements                                 86-148

    2.  Financial statement schedules:

        II - Valuation and qualifying accounts                        154

        All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

    3.  Additional data required to be furnished:

        Exhibits required as part of this report are listed in the index appearing on pages 159 through 164.

(b) Report on Form 8-K.

    No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 2002.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    EASTMAN KODAK COMPANY
          (Registrant)

By:                                    By:
   Daniel A. Carp                         Robert H. Brust
   Chairman & Chief Executive Officer,    Chief Financial Officer, and
   President & Chief Operating Officer    Executive Vice President


                                          Robert P. Rozek
                                          Controller

Date:  March 14, 2003

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

Richard S. Braddock, Director             Durk I. Jager, Director


William W. Bradley, Director              Debra L. Lee, Director


Daniel A. Carp, Director                  Delano E. Lewis, Director


Martha Layne Collins, Director            Paul H. O'Neill, Director


Timothy M. Donahue, Director              Hector de J. Ruiz, Director


William H. Hernandez, Director            Laura D'Andrea Tyson, Director



Date:  March 14, 2003

                                                             Schedule II
              Eastman Kodak Company and Subsidiary Companies
                     Valuation and Qualifying Accounts
                               (in millions)

                             Balance at  Additions  Deductions   Balance
                             Beginning   Charged to   Amounts   at End of
                             of Period    Earnings  Written Off   Period


Year ended December 31, 2002
  Deducted in the Statement
   of Financial Position:
   From Current Receivables
     Reserve for doubtful
      accounts                  $ 92       $ 92         $80         $104
     Reserve for loss on
      returns and allowances      17         17           1           33
                                ----       ----         ---         ----
     TOTAL                      $109       $109         $81         $137
                                ====       ====         ===         ====
   From Long-Term Receivables
    and Other Noncurrent
     Assets
     Reserve for doubtful
      accounts                  $ 51       $ 13         $11         $ 53
                                ====       ====         ===         ====


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
                                ====       ====         ===         ====

                              CERTIFICATIONS

I, Daniel A. Carp, certify that:

1.  I have reviewed this annual report on Form 10-K of Eastman Kodak
Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 14, 2003

/s/ Daniel A. Carp
Chief Executive Officer

I, Robert H. Brust, certify that:

1.  I have reviewed this annual report on Form 10-K of Eastman Kodak
Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

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

     G. Eastman Kodak Company 1990 Omnibus Long-term Compensation Plan, as amended effective as of November 12, 2001. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, the Quarterly Report on Form
         10-Q for the quarterly period ended September 30, 1999, the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and the Annual Report on Form 10-K for the fiscal year ended December 31, 2001,
         Exhibit 10.)

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number


     I. Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan, as amended effective as of November 12, 2001. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10.)

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

     L. Kodak Executive Health Management Plan, as amended effective January 1, 1995.
         (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10.)

     M.  Martin M. Coyne Agreement dated November 9, 2001.
        (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 2001, Exhibit 10.)

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number                                                              Page

     N.  Kodak Stock Option Plan, as amended and restated August
         26, 2002.                                                   165

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

         Amendment, dated December 1, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 2001, Exhibit 10.)

         Letter, dated December 28, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 2001, Exhibit 10.)


     Q.  Eastman Kodak Company 2001 Short-Term Variable
         Pay to Named Executive Officers.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, Exhibit 10.)

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number                                                                Page

    R. Eastman Kodak Company 2000 Omnibus Long-Term Compensation Plan, as amended effective as of November 12, 2001.
        (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10.)

    S.  Executive Compensation for Excellence and Leadership
         Plan, (formerly known as the 2000 Management Variable
         Compensation Plan), as amended and restated effective as of January 1, 2002.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, Exhibit 10.)

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

     V.  Michael P. Morley Agreement dated March 13, 2001.              229

         Amendment, dated February 19, 2003, to Agreement dated
         March 13, 2001.                                                236

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

         Amendment, dated November 12, 2001, to Agreement dated
         December 20, 1999.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 2001, Exhibit 10.).

     Y.  Patricia F. Russo Agreement dated April 1, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, Exhibit 10.)

(12) Statement Re Computation of Ratio of Earnings to Fixed Charges.   239

(21) Subsidiaries of Eastman Kodak Company.                            240

(23) Consent of Independent Accountants.                               244

(99) Eastman Kodak Employees' Savings and Investment Plan Annual
     Report on Form 11-K for the fiscal year ended December 30, 2002 (to be filed by amendment).

(99.1)  Certification Pursuant to 18 U.S.C. Section 1350, as
        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002.                                                   242

(99.2)  Certification Pursuant to 18 U.S.C. Section 1350, as
        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002.                                                   243

                                                        Exhibit (10) N.

                          KODAK STOCK OPTION PLAN


Article                                               Page

1.  Purpose and Term of Plan                          167

2.  Definitions                                       167

3.  Eligibility                                       174

4.  Plan Administration                               174

5.  Awards                                            176

6.  Shares Subject to Plan                            176

7.  Stock Options                                     177

8.  SARs                                              179

9.  Termination of Employment for Awards Granted
     Prior to March 13, 2000                          182

9A. Termination of Employment for Awards Granted
     On or After March 13, 2000                       184

10.  Non-U.S. Employees                               186

11.  Change In Ownership                              188

12.  Change In Control                                189

13.  Miscellaneous                                    190

14.  Stock Option Recognition Program                 193




                        2002, Eastman Kodak Company
              Amended and Restated effective August 26, 2002

                          KODAK STOCK OPTION PLAN

Exhibits                                              Page

A. Australian Addendum                                 196

B. Hong Kong Addendum                                  199

C. 1998 French Subplan                                 200

D. Austria Addendum                                    205

E. Egypt Addendum                                      206

F. Russia Addendum                                     207

G. China Addendum                                      208

H. Italy Addendum                                      209

I. India Addendum                                      210

J. Australian Addendum for March 13, 2000 Grant        211

K. Italy Addendum                                      214

      L. Rules of the Eastman Kodak Company Kodak Stock
   Option Plan for French Employees For Grants
   On or After August 26, 2002                         215

M. Australian Addendum for Grants on or After
   August 26, 2002                                     220

N. EASTMAN KODAK COMPANY,KODAK STOCK OPTION PLAN
   (as amended on January 25, 2002) UNITED KINGDOM
   SUB-PLAN(GLOBAL AWARDS)                             225

ARTICLE 1  --  PURPOSE AND TERM OF PLAN

1.1  Purpose

The purposes of the Kodak Stock Option Plan are (i) to promote the interests of the Company and Kodak's shareholders by retaining quality Employees, (ii) to give substantially all Employees a stake in the Company's growth and success by focusing them on the performance of Kodak stock and thereby linking them worldwide, and (iii) to create a culture of ownership and excellence among all Employees worldwide.

1.2  Term

The Plan shall become effective on March 13, 1998. Awards shall not be granted pursuant to the Plan after March 12, 2003.


ARTICLE 2  --  DEFINITIONS

In any necessary construction of a provision of this Plan, the masculine gender may include the feminine, and the singular may include the plural, and vice versa. This Plan should be construed in a manner consistent with the intent of Kodak to establish a nonqualified stock option plan subject to fixed accounting treatment.

2.1  Affiliate

"Affiliate" means any entity in which Kodak owns, directly or through one or more intermediaries, more than 50% of the equity interest.

2.2  Award

"Award" means a grant of an Option or SAR made in accordance with the terms, conditions, restrictions and limitations of the Plan and those that the Committee may establish by the Award Notice or otherwise.

2.3  Award Notice

"Award Notice" means a notice, certificate, agreement or other document setting out the terms, conditions, restrictions and limitations of the Award (in addition to those provided under this Plan) as determined by the Committee in its discretion.

2.4  Board

"Board" means the Board of Directors of Kodak.

2.5  Cause

"Cause" shall mean:

     i. a Participant's continued failure, for a period of at least 15 calendar days following a warning, to perform the Participant's duties in a manner deemed satisfactory by the Participant's supervisor, business unit president or functional equivalent, in the exercise of their sole discretion; or

     ii. the Participant's failure to follow a lawful written directive of Kodak's Chief Executive Officer, the Participant's supervisor or any other person to whom the Participant has a reporting relationship in any capacity; or

     iii. the Participant's willful violation of any material rule, regulation, or policy that may be established from time to time for the conduct of the business of the Participant's employer; or

     iv. the Participant's unlawful possession, use or sale of narcotics or other controlled substances, or, performing job duties while illegally used controlled substances are present in the Participant's system; or

     v. any act of omission or commission by the Participant in the scope of his or her employment (a) which results in the assessment of a civil or criminal penalty against the Participant or the Company, or (b) which in the reasonable judgment of the Participant's supervisor could result in a material violation of any foreign or U.S. federal, state or local law or regulation having the force of law; or

     vi. the Participant's conviction of or plea of guilty or no contest to any crime involving moral turpitude; or

     vii. any misrepresentation of a material fact to, or concealment of a material fact from, the Participant's supervisor or any other person in the Company to whom the Participant has a reporting relationship in any capacity; or

     viii.the Participant's breach of the Eastman Kodak Company
          Employees' Agreement or the Kodak Business Conduct Guide, or the equivalent thereof that is established by the Participant's employer.

A Participant's voluntary termination of employment in anticipation of termination for Cause shall be considered a termination of the Participant for Cause. A Participant who is eligible for Retirement at the time he or she is terminated for Cause will be considered to have terminated his or her employment for Cause.

2.6  Change In Control

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

2.7  Change In Control Price

"Change In Control Price" means the highest closing price per share paid for the purchase of Common Stock on the New York Stock Exchange during the ninety (90) day period ending on the date the Change In Control occurs.

2.8  Change In Ownership

"Change In Ownership" means a Change In Control that results directly or indirectly in Kodak's Common Stock ceasing to be actively traded on the New York Stock Exchange.

2.9  CEO

"CEO" means the Chief Executive Officer of Kodak.

2.10  Code

"Code" means the Internal Revenue Code of 1986, as amended from time to time, including regulations thereunder and successor provisions and regulations thereto.

2.11  Committee

"Committee" means the Executive Compensation and Development Committee of the Board, or such other Board committee as may be designated by the Board to administer the Plan.

2.12  Common Stock

"Common Stock" means common stock, $2.50 par value per share, of Kodak.

2.13  Company

"Company" means Kodak and its Affiliates.

2.14  Disability

"Disability" means a disability under the terms of the long-term disability plan maintained by the Participant's employer, or in the absence of such a plan, the Kodak Long-Term Disability Plan.

2.15  Employee

"Employee" means any regular full or part-time employee of Kodak or any Affiliate; provided, however, (i) any employee of Kodak or any Affiliate in wage grade 48 or above or the equivalent thereof is not an "Employee"; (ii) individuals classified by Kodak as conditional employees, on-call employees, contract employees, limited service employees, provisional employees, periodic employees, leased employees, or special program employees, such as summer workers, interns, co-ops and visiting scientists are not "Employees"; (iii) individuals treated by an Affiliate as the equivalent of any of the following Kodak classifications are not "Employees": conditional employees, on-call employees, contract employees, limited service employees, provisional employees, periodic employees, leased employees, or special program employees, such as summer workers, interns, co-ops and visiting scientists; (iv) individuals who are not otherwise described in Sections 2.15(ii) or (iii) but who are independent contractors or intermittent or temporary workers or employees of Kodak or an Affiliate are not "Employees"; (v) the Committee may determine that certain employees or all employees of a particular Affiliate are not "Employees"; and (vi) certain individuals employed by the Peoples Republic of China or Vietnam who are providing services to the Company and who would, but for the laws of such country, otherwise be classified by the Company as an Employee are "Employees."

2.16  Exchange Act

"Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, including rules thereunder and successor provisions and rules thereto.

2.17  Fair Market Value

"Fair Market Value" on any date, shall mean the average of the high and low at which the Common Stock trades on the New York Stock Exchange on such day, or if such day is not a Trading Day, on the immediately preceding Trading Day.

2.18  Grant Date

"Grant Date" means the one or more date(s) selected by the Committee upon which an Award is granted to a Participant pursuant to this Plan. The Grant Date may vary among Participants as determined by the Committee.

2.19  In-The-Money

"In-The-Money" means the amount as of a particular date by which the Fair Market Value of the Common Stock on such date exceeds an Award's option price or exercise price, as the case may be, time the number of shares of Common Stock underlying the Award.

2.20  Kodak

"Kodak" means Eastman Kodak Company.

2.21  Layoff

"Layoff" means, in the case of an Employee employed by Kodak, a layoff as defined in Section 4.01 of the Termination Allowance Plan ("TAP") which qualifies the Employee for termination allowance benefits under TAP. In the case of an Employee employed by an Affiliate, the Employee's involuntary termination of employment will qualify as a Layoff if: (1) the Employee's termination results from a slack work situation caused by completion of, or changes to, production schedules, consolidation of work functions, or downsizing; and (2) the Employee satisfies such other requirements or conditions that may be established by the Committee at any time and from time to time in order for the termination of employment of an Employee of an Affiliate to qualify as a Layoff.

2.22  Option

"Option" means an option to purchase shares of the Common Stock as described in Article 7 of the Plan.

2.23  Participant

"Participant" means an Employee to whom an Award has been granted by the Committee under the Plan, and for whom such Award remains outstanding, unforfeited and unexercised under the Plan.

2.24  Permitted Reason

"Permitted Reason" means a termination of employment by a Participant which the CEO, in his or her sole and absolute discretion, determines to be for a Permitted Reason.

2.25  Plan

"Plan" means the Kodak Stock Option Plan, as set forth in the document, and as it may be amended from time to time.

2.26  Retirement

"Retirement" means in the case of a Participant employed by Kodak, attainment of age 55 with 10 or more years of service, age 65, or an age and years of service combination of at least 75 on or prior to December 31, 1995. In the case of Participant employed by an Affiliate, "Retirement" means early or normal retirement under the terms of the Affiliate's retirement plan or in the absence thereof, termination at age 60 or later. A Participant must, however, voluntarily terminate his or her employment in order for his or her termination of employment to be for "Retirement." Notwithstanding, a Participant whose termination of employment qualifies as a Retirement, except that his or her termination of employment is due to a Layoff, will solely for purposes of Section 9A.3 be treated as terminating employment for Retirement.

2.27  SARs

"SARs" mean an Award granted under Article 8 in the form of stock appreciation rights. SARs entitle the Participant to receive a payment equal to the appreciation in market value of a stated number of shares of Common Stock from the exercise price to the market value of the Common Stock on the date of exercise.

2.28  Trading Day

"Trading Day" means a day on which the Common Stock is available for purchase on the New York Stock Exchange.


ARTICLE 3  --  ELIGIBILITY

3.1  In General

Subject to the terms of the Plan, any Employee is eligible to receive an Award under the Plan; provided, however, the Employee is employed by the Company on the Grant Date of such Award or such other date specified by the Committee.

3.2  No Right to an Award

No Employee shall have at any time the right (i) to be selected as a Participant; (ii) to be entitled to an Award; and (iii) having been selected for an Award, to receive any additional Awards.


ARTICLE 4  --  PLAN ADMINISTRATION

4.1  Responsibility

The Committee shall administer the Plan. The Committee shall have total and exclusive responsibility to control, operate, manage and administer the Plan in accordance with its terms.

4.2  Authority of the Committee

The Committee shall have all the authority that may be necessary or helpful to enable it to discharge its responsibilities with respect to the Plan. Without limiting the generality of the preceding sentence, the Committee shall have the exclusive right to: (a) select the Participants and determine the type of Awards to be made to Participants, the shares subject to Awards and the terms, conditions, restrictions and limitations of the Awards; (b) interpret and administer the Plan; (c) decide all questions concerning eligibility for and the amount of Awards payable under the Plan; (d) construe any ambiguous provision of the Plan; (e) correct any default; (f) supply any omission; (g) reconcile any inconsistency; (h) issue administrative guidelines as an aid to administer the Plan and make changes in such guidelines as it from time to time deems proper; (i) make regulations for carrying out the Plan and make changes in such regulations as it from time to time deems proper; (j) adopt subplans applicable to Participants in specified jurisdictions outside the United States; (k), to the extent permitted under the Plan, grant waivers of Plan terms, conditions, restrictions, and limitations; (l) accelerate the vesting, exercise, or payment of an Award when such action or actions would be in the best interest of the Company; (m) determine the terms and provisions of any agreements entered into hereunder; (n) take any and all other action it deems necessary or advisable for the proper operation or administration of the Plan; (o) make all other determinations it deems necessary or advisable for the administration of the Plan, including factual determinations; and (p) establish one or more subplans pursuant to Article 14.

4.3  Discretionary Authority

The Committee shall have full discretionary authority in all matters related to the discharge of its responsibilities and the exercise of its authority under the Plan including, without limitation, its construction of the terms of the Plan and its determination of eligibility for participation and Awards under the Plan. It is the intent of the Plan that the decisions of the Committee, including making factual determinations, and its actions with respect to the Plan be final, binding and conclusive upon all persons having or claiming to have any right or interest in or under the Plan.

4.4  Action by the Committee

The Committee may act only by a majority of its members. Any determination of the Committee may be made, without a meeting, by a writing or writings signed by all of the members of the Committee.

4.5  Delegation of Authority

The Committee may delegate some or all of its responsibilities and powers under the Plan to any one or more of its members and may delegate all or any part of its responsibilities and powers to any person or persons selected by it. The Committee may revoke any such delegation at any time.

ARTICLE 5  -- AWARDS

5.1  In General

Awards may, at the Committee's sole discretion, be granted in the form of Options pursuant to Article 7 or SARs pursuant to Article 8. The Committee shall determine, as of the Grant Date (or Dates, if more than one grant is made), the Award to be granted to each Participant. The Committee may make such determination based on such factors as the Committee deems appropriate in its discretion.

The Awards shall be subject to the terms, conditions, restrictions and limitations of the Plan and such additional or modified terms, conditions, restrictions and limitations as the Committee may determine, which terms, conditions, restrictions and limitations shall be set forth in the Award Notice. Awards need not contain similar or uniform terms as among Participants.

5.2  Award Notices

An Award Notice issued by the Committee shall evidence each Award.


ARTICLE 6  --  SHARES SUBJECT TO PLAN

6.1  Available Shares

The maximum number of shares of Common Stock, $2.50 par value per share, of Kodak that is available for grant of Awards under the Plan during its term is 16,600,000. (Such amount shall be subject to adjustment as provided in Section 6.2). The shares of Common Stock issued under the Plan may come from authorized and unissued shares, treasury shares, or shares purchased in the open market. Shares of Common Stock subject to an Award that expires unexercised, that is forfeited, terminated or canceled, in whole or in part, shall thereafter again be available for grant under the Plan, except as otherwise provided by the Committee.

6.2  Adjustment to Shares

If the number of outstanding shares of Common Stock shall, at any time, be increased or decreased or changed or converted into cash or other property as a result of (a) any subdivision or consolidation of shares, stock dividend, stock split, recapitalization, reclassification or similar capital adjustment or (b) any combination, exchange of shares or similar event arising from Kodak's participation in any corporate merger, consolidation, or similar transaction in which Kodak is the surviving entity and is not substantially or completely liquidated, the Committee may adjust Awards to preserve the benefits or potential benefits of the Awards. Action by the Committee may include adjustment of: (i) the number and kind of shares which may be delivered under the Plan; (ii) the number and kind of shares subject to outstanding Awards; and (iii) any other adjustment the Committee determines to be equitable.

ARTICLE 7  --  STOCK OPTIONS

7.1  In General

The Committee may grant awards under the Plan to Employees in the form of Options. These Options shall be non-qualified stock options (i.e., stock options which are not incentive stock options).

7.2  Option Price

The option price per share of the Common Stock subject to an Option shall be the Fair Market Value per share of Common Stock on the Option's Grant Date.

7.3  Option Term

An Option shall expire on the tenth anniversary of its Grant Date, unless sooner forfeited in accordance with the terms and conditions of the Plan or the Award Notice.

7.4  Vesting

Subject to Section 9.4(b) below, an Option shall become vested on the second anniversary of its Grant Date. Prior to vesting, an Option may not be exercised.

7.5  Exercise

The Committee shall establish procedures governing the exercise of Options, which may include procedures restricting the frequency of exercise or requiring exercise of the entire Award. In general, subject to such specific provisions, and except as otherwise provided in the Award Notice, the following provisions will apply upon the exercise of an Option:

     (a) Notice of Exercise. The Participant shall submit an Option exercise request to the broker or recordkeeper designated by the Committee specifying the Option and number of shares being exercised. The Committee may prescribe electronic, voice or other means of submission of such request.

     (b) Completion of Necessary Forms. As a condition precedent to exercising an Option, the Participant shall be required to complete and execute such forms as may be designated by the Committee.

     (c) Manner of Exercise. A Participant can exercise his or her Options by any of the following methods:

          (I)Payment of Option Price in Cash. A Participant may exercise his or her Options via a regular Option exercise whereby the Participant on or prior to the time of exercise delivers the full option price in cash to the broker or recordkeeper designated by the Committee.

          (II)Payment of Option Price in Common Stock. A Participant may exercise his or her Options via a regular Option exercise whereby the Participant on or prior to the time of exercise delivers the full option price in shares of Common Stock to the broker or recordkeeper designated by the Committee. Any share of Common Stock delivered in payment of the option price shall be valued based on the opening price of the Common Stock on the New York Stock Exchange on the date of exercise; provided, however, if the exercise date is not a Trading Day, then the opening price on the immediately preceding Trading Day shall be used. This form of exercise is only available for Participants within the United States.

          (III)Broker-Assisted Exercise. Options may be exercised by way of the Plan's broker-assisted stock option exercise program, if such a program is implemented by the Committee for use by the Plan's Participants. Should such a program be implemented, the Committee may, at any time and from time to time, implement guidelines governing the use of the program, expand or restrict eligibility for the program, amend the provision of the Plan relating to such program, or provide that Options may no longer be exercised by way of the program, for any reason or for no reason. If a Participant exercises an Option by way of such a program, the broker designated by the Committee will sell the applicable number of shares as soon as practical following receipt of such request. The broker will then remit the Option Price and the amount of any applicable withholding taxes to Kodak, and will remit any remaining proceeds to the Participant after withholding the broker's commission. Under the terms of such program, the amount of any taxes required to be withheld upon exercise of any options under the program shall be paid in cash directly to the Company.

7.6  Rights as a Shareholder

A Participant shall not have any of the rights of a shareholder with respect to the shares of Common Stock covered by an Option until the Participant becomes the record holder of such shares as determined by the records of Kodak's transfer agent.

7.7  Additional Terms and Conditions

Options shall not be repriced, i.e., there shall be no grant of a stock option(s) to a Participant in exchange for a Participant's agreement to cancel of a higher-priced stock option(s) that was previously granted to such Participant.

The Committee may, by way of the Award Notice, establish such other terms, conditions, restrictions and/or limitations, if any, of any Option Award, provided they are not inconsistent with the Plan.

ARTICLE 8  --  SARs

8.1  In General

The Committee may grant awards under the Plan to Employees in the form of SARs. These SARs shall be freestanding stock appreciation rights (i.e., stock appreciation rights which are not tandem SARs).

8.2  Exercise Price

The exercise price per share of the Common Stock subject to an SAR shall be the Fair Market Value per share of Common Stock on the SAR's Grant Date.

8.3  SAR Term

An SAR shall expire on the tenth anniversary of its Grant Date, unless sooner forfeited in accordance with the terms and conditions of the Plan or the Award Notice.

8.4  Vesting

Subject to Section 9.4(b) below, an SAR shall become vested on the second anniversary of its Grant Date. Prior to vesting, an SAR may not be exercised.

8.5  Exercise

The Committee shall establish procedures governing the exercise of SARs, which may include procedures restricting the frequency of exercise or requiring exercise of the entire Award. In general, subject to such specific provisions, and except as otherwise provided in the Award Notice, the following provisions will apply upon the exercise of an SAR:

     (a) Notice of Exercise. The Participant shall submit an SAR exercise request to the broker or recordkeeper designated by the Committee specifying the SAR and number of shares being exercised. The Committee may prescribe electronic, voice or other means of submission of such request.

     (b) Completion of Necessary Forms. As a condition precedent to exercising an SAR, the Participant shall be required to complete and execute such forms as may be designated by the Committee.

     (c) Payment of Freestanding SARs. Upon exercise, SARs may be settled in cash, Common Stock, or a combination of cash and Common Stock. Unless otherwise specified in its Award
          Notice, an SAR will be settled in cash only.

8.6  Additional Terms and Conditions

The Committee may, by way of the Award Notice, determine such other terms, conditions, restrictions and/or limitations, if any, of any SAR, provided they are not inconsistent with the Plan.

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

     (e) Definitions. Any defined term used in this section, which is not defined elsewhere in the Plan, will have that meaning given to it by the Committee in its sole and absolute discretion.

ARTICLE 9  --  Termination of Employment for Awards Granted Prior to
               March 13, 2000

9.1  In General

Except as otherwise provided in the Award Notice, the terms and conditions of this Article 9 will apply to all Awards granted prior to March 13, 2000.

9.2  Termination Prior to First Anniversary of Grant Date

     (a) In General. The provisions of this Section 9.2 shall apply insofar as a Participant's employment is terminated for any reason, whether voluntarily or involuntarily, prior to the first anniversary of the date of his or her Award's Grant Date. In such event, if the Participant's employment terminates for any reason other than a Permitted Reason, due to death or a Layoff, the Participant shall, effective upon the date of his or her termination of employment, forfeit the Award granted to him or her under the Plan.

     (b) Permitted Reason. In the event a Participant's employment terminates for a Permitted Reason, the Participant's Award shall, unless sooner forfeited in accordance with another provision of this Plan or the Award Notice, expire at its scheduled expiration date.

     (c) Death. If a Participant's employment terminates due to death, unless the provisions of Section 9.4 below apply, the Participant's Award shall be immediately forfeited upon the date of the Participant's death.

     (d) Layoff. In the event of a Participant's termination of employment due to a Layoff, unless the provisions of Section
          9.5 below apply, the Participant's Award shall be immediately forfeited upon the date of the Participant's termination of employment.

9.3  Termination On or After First Anniversary of Grant Date

     (a) In General. The provisions of this Section 9.3 shall apply insofar as a Participant's employment is terminated for any reason, whether voluntarily or involuntarily, on or after the first anniversary of the date of his or her Award's Grant Date. In such event, except as specifically set forth below in this Section 9.3, the Participant's Award shall expire at its scheduled expiration date, unless sooner forfeited in accordance with another provision of this Plan or the Award Notice.

     (b) Voluntary Termination. If a Participant voluntarily terminates his or her employment prior to the date the Participant's
          Award vests, the Participant shall forfeit his or her Award immediately upon the date of the Participant's termination of employment. A Participant who is eligible for Retirement on the date of his or her voluntary termination of employment will not, however, be considered to have voluntarily terminated his or her employment for purposes of this Section 9.3(b).

     (c) Cause. If a Participant's employment is terminated for Cause, the Participant shall forfeit his or her Award immediately upon the date of the Participant's termination of employment.

     (d) Death. If a Participant's employment terminates due to death, unless the provisions of Section 9.4 below apply, the Participant shall forfeit his or her Award immediately upon the date of the Participant's death.

9.4  Death

     (a) In General. If a Participant dies while holding an Award under the Plan and the Award on the date of the Participant's death is In-The-Money (based on the Fair Market Value of the Common Stock on the date of the Participant's death) by at least $50.00, then the provisions of this Section 9.4 will apply.

     (b) Vesting. If the Participant's death occurs prior to being fully vested in his or her Award, the unvested portion of the Award shall immediately vest on the date of the Participant's death.

     (c) Cash Out. The Participant's Award shall be cashed out effective on the date of the Participant's death. That is, the difference between the Fair Market Value of the Common Stock on the date of the Participant's death less the option price or exercise price, as the case may be, of the Participant's Award times the number of shares of Common Stock then remaining under the Award will be paid to the Participant's estate as soon as administratively practicable following the date of the Participant's death. Upon payment of such amount to the Participant's estate, the Participant's Award shall be canceled and neither the Participant's estate, nor the Participant's heirs or assigns, shall have any further interest in the Award.

9.5Layoff

     (a) In General. If a Participant's employment terminates due to Layoff prior to the first anniversary of the Grant Date of his or her Award and the Participant's Award on the date of his or her termination of employment is In-The-Money (based on the Fair Market Value of the Common Stock on the date of the Participant's termination of employment) by at least $50.00, then the provisions of this Section 9.5 will apply.

     (b) Vesting. Effective as of the date of the Participant's termination of employment, the Participant's Award shall be 100% vested.

     (c) Cash Out. The Participant's Award shall be cashed out effective on the date of the Participant's termination of employment. That is, the difference between the Fair Market Value of the Common Stock on the date of the Participant's termination of employment less the option price or exercise price, as the case may be, of the Participant's Award times the number of shares of Common Stock then remaining under the Award will be paid to the Participant as soon as administratively practicable following the date of the Participant's termination of employment. Upon payment of such amount to the Participant, the Participant's Award shall be canceled and neither the Participant, nor the Participant's estate, heirs or assigns, shall have any further interest in the Award.


ARTICLE 9A  --  Termination of Employment for Awards Granted On or
                After March 13, 2000

9A.1  In General

Except as otherwise provided in the Award Notice, the terms and conditions of this Article 9A will apply to all Awards granted on or after March 13, 2000.

9A.2  Termination Prior to Vesting

     (a) In General. The provisions of this Section 9A.2 will apply insofar as a Participant's employment is terminated for any reason, whether voluntarily or involuntarily, prior to the date the Participant's Award vests. In such event, if the Participant's employment terminates for any reason other than due to death, the Participant will, effective upon the date of his or her termination of employment, forfeit the Award granted to him or her under the Plan.

     (b) Death. If a Participant's employment terminates due to death, unless the provisions of Section 9A.4 below apply, the Participant's Award will be immediately forfeited upon the date of the Participant's death.

9A.3  Termination After Vesting

     (a) In General. The provisions of this Section 9A.3 will apply insofar as a Participant's employment is terminated for any reason, whether voluntarily or involuntarily, on or after the date the Participant's Award vests. In such event, except as specifically set forth below in this Section 9A.3, the Participant's Award will expire on the sixtieth (60th) day following the date of the Participant's termination of employment.

     (b) Retirement. In the event a Participant's employment terminates due to Retirement, the Participant's Award will, unless sooner forfeited in accordance with another provision of this Plan or the Award Notice, expire at its scheduled expiration date.

     (c) Disability. In the event a Participant's employment terminates due to Disability, the Participant's Award will, unless sooner forfeited in accordance with another provision of this Plan or the Award Notice, expire at its scheduled expiration date.

     (d) Cause. If a Participant's employment is terminated for Cause, the Participant will forfeit his or her Award immediately upon the date of the Participant's termination of employment.

     (e) Death. If a Participant's employment terminates due to death, unless the provisions of Section 9A.4 below apply, the Participant will forfeit his or her Award immediately upon the date of the Participant's death.

9A.4  Death

     (a) In General. If a Participant dies while holding an Award under the Plan and the Award on the date of the Participant's death is In-The-Money (based on the Fair Market Value of the Common Stock on the date of the Participant's death) by at least $50.00, then the provisions of this Section 9.4A will apply.

     (b) Cash Out. The Participant's Award will be cashed out effective on the date of the Participant's death. That is, the difference between the Fair Market Value of the Common Stock on the date of the Participant's death less the option price or exercise price, as the case may be, of the Participant's Award times the number of shares of Common Stock then remaining under the Award will be paid to the Participant's estate as soon as administratively practicable following the date of the Participant's death. Upon payment of such amount to the Participant's estate, the Participant's Award shall be canceled and neither the Participant's estate, nor the Participant's heirs or assigns, shall have any further interest in the Award.

ARTICLE 10  --  NON-U.S. EMPLOYEES

10.1  Applicability

This Article 10 shall apply to each Employee who is not based in the United States and to any other Employee determined by the Committee.

10.2  Schedule of Countries where Awards are Feasible

The Committee shall determine, in its sole discretion, whether it is feasible under local law, custom and practice to grant Awards under the Plan to Employees described in Section 10.1 on the Grant Date (or Dates, if more than one grant is made). The Committee shall approve a schedule specifying by country whether an Option or SAR is to be granted under this Section. The schedule may differentiate among classes of Employees (including international assignees) and locations within a country.

10.3  Terms of Option and SAR

If the Committee has determined on the schedule described in Section
10.2 that it is feasible to grant an Option or SAR at a particular location, each Employee at such location shall be granted an Option or SAR, as applicable, on the Grant Date. Each such Option shall be granted under and shall be subject to the terms in Article 7, except for such modifications or additional terms and conditions as the Committee deems appropriate under Section 10.4, and as set forth in the Award Notice. Each such SAR shall be subject to Article 8 and may contain such additional terms as set forth in the Award Certificate, except for such modifications or additional terms and conditions as the Committee deems appropriate under Section 10.4, and as set forth in the Award Notice.

10.4  Special Terms

In order to facilitate the making of any Award under this Article 10, the Committee may provide for such modifications and additional terms and conditions ("special terms") in Awards to Participants who are employed by the Company outside the United States (or who are foreign nationals temporarily within the United States) as the Committee may consider necessary or appropriate to accommodate differences in local law, policy or custom or to facilitate administration of the Plan. The special terms may provide that the grant of an Award is subject to (a) applicable governmental or regulatory approval or other compliance with local legal requirements and/or (b) the execution by the Participant of a written instrument in the form specified by the Committee, and that in the event such conditions are not satisfied, the grant shall be void. The special terms may also provide that an Award shall become exercisable if an Employee's employment with the Company ends as a result of workforce reduction, realignment or similar measure and the Committee may designate a person or persons to make such determination for a location. The Committee may adopt or approve sub-plans, appendices or supplements to or amendments, restatements, or alternative versions of the Plan as it may consider necessary or appropriate for purposes of implementing any special terms, without thereby affecting the terms of the Plan as in effect for any other purpose.

10.5  Currency Effects

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

10.6  Modifications to Awards

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

10.7  No Acquired Rights

No Employee in any country shall have any right to receive an Award, except as expressly provided for under the Plan. All Awards made at any time are subject to the prior approval of the Committee.

ARTICLE 11  --  CHANGE IN OWNERSHIP

11.1  Background

Notwithstanding any provision contained in the Plan, the provisions of this Article 11 shall control over any contrary provision. Upon a Change In Ownership: (i) the terms of this Article 11 shall immediately become operative, without further action or consent by any person or entity; (ii) all terms, conditions, restrictions, and limitations in effect on any unexercised, unvested, unearned and/or unpaid Award, or any other outstanding Award, shall immediately lapse as of the date of such event; (iii) no other terms, conditions, restrictions and/or limitations shall be imposed upon any Awards on or after such date, and in no circumstance shall an Award be forfeited on or after such date; and (iv) all unexercised, unvested, unearned, and/or unpaid Awards or any other outstanding Awards shall immediately and automatically become one hundred percent (100%) vested.

11.2  Valuation of Awards

Upon a Change In Ownership, all outstanding Options and shall be valued and cashed out on the basis of the Change In Control Price.

11.3  Payment of Awards

Upon a Change In Ownership, any Participant, whether or not he or she is still employed by the Company, shall be paid, in a single lump-sum cash payment, as soon as practicable but in no event later than 90 days after the Change In Ownership, all of his or her Options and SARs.
That is, the difference between the Change In Control Price of the Common Stock less the option price or exercise price, as applicable, of the Participant's Award times the number of shares of Common Stock then remaining under such Award will be paid to the Participant in the form of a single lump-sum cash payment.

11.4  Miscellaneous

Upon a Change In Ownership, except as provided in the second paragraph of Section 13.7, no action, including, but not by way of limitation, the amendment, suspension, or termination of the Plan, shall be taken which would adversely affect the rights of any Participant or the operation of the Plan with respect to any Award to which the Participant may have become entitled hereunder on or prior to the date of such action or as a result of such Change In Ownership.

11.5  Payments and Continuation of Awards

Unless otherwise determined by the Committee, upon a Change in Ownership pursuant to which (i) Common Stock is exchanged solely for common stock of the Surviving Company or the Parent Company (as defined in Section 2.6), as applicable, which is actively traded on the New York Stock Exchange and (ii) such Surviving Company or Parent Company, as applicable, assumes all outstanding Awards pursuant to the terms hereof, then: (A) the provisions of Sections 11.2 and 11.3 shall not apply to any Award, and (B) Section 12.3 shall not apply to the extent that it requires a cash payment with respect to any Award. For the purposes of this Section 11.5, an Award shall be considered assumed only if, for every share of Common Stock subject thereto immediately prior to the Change in Control, the Participant has the right, following the Change in Control, to acquire the consideration received in the Change in Control transaction by holders of shares of Common Stock and the Surviving Company or the Parent Company, as applicable, agree to honor, fulfill and discharge the Awards in accordance with the terms of this Plan.


ARTICLE 12  --  CHANGE IN CONTROL

12.1  Background

Notwithstanding any provision contained in the Plan, the provisions of this Article 12 shall control over any contrary provision. All Participants shall be eligible for the treatment afforded by this
Article 12 if their employment terminates within two years following a Change In Control, unless the termination is due to (i) death, (ii) Disability, (iii) Cause, (iv) resignation other than (A) resignation from a declined reassignment to a job that is not reasonably equivalent in responsibility or compensation (as defined in Kodak's Termination Allowance Plan), or that is not in the same geographic area (as defined in Kodak's Termination Allowance Plan), or (B) resignation within 30 days following a reduction in base pay, or (v) Retirement.

12.2  Vesting and Lapse of Restrictions

If a Participant is eligible for treatment under this Article 12, (i) all of the terms, conditions, restrictions, and limitations in effect on any of his or her unexercised, unvested, unearned, and/or unpaid Awards shall immediately lapse as of the date of his or her termination of employment; (ii) no other terms, conditions, restrictions and/or limitations shall be imposed upon any of his or her Awards on or after such date, and in no event shall any of his or her Awards be forfeited on or after such date; and (iii) all of his or her unexercised, unvested, unearned and/or unpaid Awards shall automatically become one hundred percent (100%) vested immediately upon his or her termination of employment.

12.3  Valuation of Awards

If a Participant is eligible for treatment under this Article 12, his or her Awards shall be valued and cashed out in accordance with the provisions of Sections 11.2 and 11.3. The Participant shall be paid, in a single lump-sum cash payment, as soon as practicable but in no event later than 90 days after the date of his or her termination of employment, the amount due him or her under Section 11.3.

12.4  Miscellaneous

Upon a Change In Control, no action, including, but not by way of limitation, the amendment, suspension or termination of the Plan, shall be taken which would adversely affect the rights of any Participant or the operation of the Plan with respect to any Award to which the Participant may have become entitled hereunder on or prior to the date of the Change In Control or to which he or she may become entitled as a result of such Change In Control.


ARTICLE 13  --  MISCELLANEOUS

13.1  Noncompetition

Unless a Participant's Award Notice provides otherwise, a Participant shall forfeit all unexercised, unearned, and/or unpaid Awards, including, but not by way of limitation, Awards earned but not yet paid, if, (i) in the opinion of the Committee, the Participant, without the prior written consent of an authorized corporate officer of Kodak, engages directly or indirectly in any manner or capacity as principal, agent, partner, officer, director, stockholder, employee, or otherwise, in any business or activity competitive with the business conducted by the Company; (ii) at any time discloses to any person or any entity any trade secrets, methods, processes or the proprietary or confidential information of the Company, except as such disclosure or use may be required in connection with the Participant's work as an employee of the Company; or (iii) the Participant performs any act or engages in any activity which in the opinion of Kodak's CEO, in the exercise of his or her sole and absolute discretion, is inimical to the best interests of the Company. For purposes of this Section 13.1, a Participant shall not be deemed a stockholder if the Participant's record and beneficial ownership amount to not more than 1% of the outstanding capital stock of any company subject to the periodic and other reporting requirements of the Exchange Act.

13.2  Nonassignability

No amount payable or other right under the Plan shall be subject in any manner to alienation, sale, transfer, assignment, bankruptcy, pledge, attachment, charge or encumbrance of any kind nor in any manner be subject to the debts or liabilities of any person and any attempt to so alienate or subject any such amount, whether presently or thereafter payable, or any such right shall be void.

13.3  Withholding Taxes

The Company shall be entitled to deduct from any payment under the Plan, regardless of the form of such payment, the amount of all applicable income and employment taxes required by law (whether federal, state, local or foreign) to be withheld with respect to such payment or may require the Participant to pay to it such tax prior to and as a condition of the making of such payment. In accordance with any applicable administrative guidelines it establishes, the Committee may allow a Participant to pay the amount of taxes required by law to be withheld from an Award by withholding from any payment of Common Stock due as a result of such Award, or by permitting the Participant to deliver to Kodak, shares of Common Stock having a value, as determined by the Committee, equal to the amount of such required withholding taxes.

13.4  Amendments to Awards

The Committee may at any time unilaterally amend any unexercised, unearned, or unpaid Award, including, but not by way of limitation, Awards earned but not yet paid, to the extent it deems appropriate; provided, however, that any such amendment which, in the opinion of the Committee, is adverse to the Participant shall require the Participant's consent.

13.5  Regulatory Approvals and Listings

Notwithstanding anything contained in this Plan to the contrary, Kodak shall have no obligation to issue or deliver certificates of Common Stock evidencing any Award resulting in the payment of Common Stock prior to (i) the obtaining of any approval from any governmental agency which Kodak shall, in its sole discretion, determine to be necessary or advisable, (ii) the admission of such shares to listing on the stock exchange on which the Common Stock may be listed, and (iii) the completion of any registration or other qualification of said shares under any state or Federal law or ruling of any governmental body which Kodak shall, in its sole discretion, determine to be necessary or advisable, and unless Kodak shall be satisfied based on the advice of its counsel that such issuance or delivery will in compliance with all applicable laws, rules or regulations.

13.6  No Right to Continued Employment or Grants

No person shall have any claim or right to be granted an Award, and the grant of an Award shall not be construed as giving a Participant the right to continue in the employ of Kodak or its Affiliates. Further, Kodak and its Affiliates expressly reserve the right at any time to dismiss a Participant without any liability, or any claim under the Plan, except as provided herein or in any agreement entered into hereunder.

13.7  Amendment/Termination

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

13.8  Governing Law

The Plan shall be governed by and construed in accordance with the laws of the State of New York, except as superseded by applicable federal law.

13.9  No Right, Title, or Interest in Company Assets

No Participant shall have any rights as a shareholder as a result of participation in the Plan until the Participant becomes the record holder of shares of Common Stock as determined by the records of Kodak's transfer agent. To the extent any person acquires a right to receive payments from Kodak or an Affiliate under the Plan, such rights shall be no greater than the rights of an unsecured creditor of Kodak or the Affiliate and the Participant shall not have any rights in or against any specific assets of Kodak or the Affiliate. All of the Awards granted under the Plan shall be nfounded.

13.10  No Guarantee of Tax Consequences

No person connected with the Plan in any capacity, including, but not limited to, Kodak and its Affiliates and their directors, officers, agents and employees makes any representation, commitment, or guarantee that any tax treatment, including, but not limited to, federal, state, local or foreign income, estate or gift tax treatment, will be applicable with respect to amounts paid to or for the benefit of a Participant under the Plan, or that such tax treatment will apply to or be available to a Participant on account of participation in the Plan.

13.11  Other Benefits

All Awards and payments under the Plan shall constitute extraordinary items of compensation and shall not affect the level of benefits provided to or received by any Participant (or the Participant's estate or beneficiaries) as part of any employee benefit plan of Kodak or any an Affiliate. As such, neither the Award grants nor any payments arising under this Plan shall constitute part of an Employee's employment contract with Kodak or an Affiliate, and accordingly, this Plan may be terminated at any time in the sole and exclusive discretion of the Committee without giving rise to liability on the part of Kodak or an Affiliate for severance payments. The Plan shall not be construed to affect in any way a Participant's rights and obligations under any other plan maintained by Kodak or an Affiliate on behalf of employees. Furthermore, the granting of Awards under the terms of the Plan does not constitute an element of the Participant's regular or base compensation and shall not be considered in the determination of severance benefits paid as a result of a Participant's separation from service, or any other statutory benefit based on regular compensation to which the employee may be entitled.

13.12  Entire Plan

This document is a complete statement of the Plan. As of its effective date this document supersedes all prior plans, representations and proposals, written or oral, relating to its subject matter. The Company shall not be bound by or liable to any person for any representation, promise or inducement made by any Employee or agent of it which is not embodied in this document, in any authorized sub-plans, appendices or supplements to or amendments, restatements, or alternative versions of the Plan, or in the Award Notice.


ARTICLE 14  --  STOCK OPTION RECOGNITION PROGRAM

14.1  Purpose

The Committee may create one or more subplans to the Plan (hereinafter a "Subplan") pursuant to which the CEO of Eastman Kodak Company and the Director, Human Resources and Vice President, Eastman Kodak Company may from time to time grant awards to (1) motivate and retain an Employee; or (2) recognize and reward an Employee due to his or her outstanding individual achievement contributing to the success of the Company, as opposed to ongoing day to day performance. These one or more Subplans will be referred to as the "Stock Option Recognition Program."

14.2  Awards

Awards granted under a Subplan will be subject to the terms and conditions of this Article 14 and, to the extent not inconsistent with the terms of this Article, the remaining terms and conditions of the Plan and, to the extent not inconsistent with the terms and conditions of the Plan, the terms and conditions of the Subplan.

14.3  Stock Options

     (a) In General. The Committee may grant awards under a Subplan to Employees in the form of non-qualified stock options (i.e., stock options which are not incentive stock options). Any such stock option will be granted pursuant to the terms and conditions set forth in this Section 14.3.

     (b) Option Price. The option price per share of the Common Stock subject to a stock option will be the Fair Market Value per share of Common Stock on the stock option's Grant Date.

     (c) Option Term. A stock option will expire on the tenth anniversary of its Grant Date, unless sooner forfeited in accordance with the terms and conditions of the Plan or the Award Notice.

     (d) Vesting. A stock option will vest pursuant to the terms and conditions set forth in the Subplan under which the stock option is granted. Prior to vesting, a stock option may not be exercised.

     (e) Exercise. The Committee will establish procedures governing the exercise of stock options, which may include procedures restricting the frequency of exercise or requiring exercise of the entire award. In general, subject to such specific provisions, and except as otherwise provided in the Award Notice, the provisions set forth in Section 7.5 will apply upon the exercise of a stock option.

     (f) Termination of Employment. The terms and conditions that will apply to a Participant's stock option upon the Participant's termination of employment will be set forth in the Subplan under which the stock option is granted.

     (g) Rights as a Shareholder. A Participant will not have any of the rights of a shareholder with respect to the shares of Common Stock covered by a stock option until the Participant becomes the record holder of such shares as determined by the records of Kodak's transfer agent.

     (h) Additional Terms and Conditions. The Committee may, by way of the Subplan, establish such other terms, conditions, restrictions and/or limitations, if any, of any Award of stock options, provided they are not inconsistent with the Plan.

14.4  SARs

     (a) In General. The Committee may grant awards under a Subplan to Employees in the form of SARs. Any such SAR will be granted pursuant to the terms and conditions set forth in this
          Section 14.4.

     (b) Exercise Price. The exercise price per share of the Common Stock subject to a SAR will be the Fair Market Value per share of Common Stock on the SAR's Grant Date.

     (c) Option Term. A SAR will expire on the tenth anniversary of its Grant Date, unless sooner forfeited in accordance with the terms and conditions of the Plan or the Award Notice.

     (d) Vesting. A SAR will vest pursuant to the terms and conditions set forth in the Subplan under which the SAR is granted.
          Prior to vesting, a SAR may not be exercised.

     (e) Exercise. The Committee will establish procedures governing the exercise of SARs, which may include procedures restricting the frequency of exercise or requiring exercise of the entire award. In general, subject to such specific provisions, and except as otherwise provided in the Award Notice, the provisions set forth in Section 8.5 will apply upon the exercise of a SAR.

     (f) Termination of Employment. The terms and conditions that will apply to a Participant's SAR upon the Participant's termination of employment will be set forth in the Subplan under which the SAR is granted.

     (g) Additional Terms and Conditions. The Committee may, by way of the Subplan, establish such other terms, conditions, restrictions and/or limitations, if any, of any SAR, provided they are not inconsistent with the Plan.

Exhibit A


Australian Addendum
Eastman Kodak Company
Kodak Stock Option Plan


Purpose

This Addendum (the "Australian Addendum") to Kodak Stock Option Plan is hereby adopted to set forth certain rules which, together with the provisions of the U.S. Plan which are not modified hereby, shall govern the operation of the Plan with respect to Australian-resident employees of the Company. The Plan is intended to comply with the provisions of the Corporations Law, ASC Policy Statement 49 and Class Order 94/1289 issued pursuant to that Policy Statement.

Definitions

Except as set forth below, capitalized terms used herein shall have the meaning ascribed to them in the U.S. Plan. In the event of any conflict between these provisions and the U.S. Plan, these provisions shall prevail.

For the purposes of this Australian Addendum:

"ASC" means the Australian Securities Commission;

"Australian Offerees" means all persons to whom an offer or invitation of shares of common stock in Kodak is made in Australia under the Plan;

"Company" means Kodak or its duly authorized subsidiary;

"Kodak" means Eastman Kodak Company;

"Plan" means collectively the U.S. Plan and the Australian Addendum;
and

"U.S. Plan" means the Kodak Stock Option Plan.

Form of Awards

Only shares of common stock and options to acquire shares of common stock shall be awarded to Australian-resident employees under the Plan.

Purchase Price

For the purposes of calculating the market price of shares of common stock in Australian dollars, the Australian/U.S. exchange rate which shall be used shall be the US dollar sell rate published by Australian and New Zealand Banking Corporation on the preceding business day.

Restriction on Capital Raising: 5% limit

In the case of any offer or invitation of unissued shares of common stock (whether or not made contemporaneously with or as a consequence of an offer or grant of options), the number of shares of common stock that are the subject of the offer or invitation to Australian residents when aggregated with:

the number of shares of common stock in the same class which would be issued to Australian residents were each outstanding offer or invitation or option to acquire unissued shares of common stock, being an offer or invitation made or option acquired pursuant to an employee share scheme extended only to employees (including directors) of Kodak and its associated bodies corporate, to be accepted or exercised (as the case may be); and

the number of shares of common stock in the same class issued to Australian residents during the previous five years pursuant to the employee share scheme or any other employee share scheme extended only to employees (including directors) of Kodak and its associated bodies corporate;

     (disregarding any offer or invitation made, or option acquired or shares of common stock issued following the making of an offer or invitation, to a person situated at the time of receipt of the offer or invitation outside Australia or by way of excluded offer or invitation) must not exceed five percent of the total number of issued shares of common stock in that class of shares of Kodak stock as at the time of the offer or invitation.

Australian Offer Document

The offer document issued to Australian Offerees in relation to the Plan must contain or be accompanied by the following:

a summary or a copy of the Plan;

if a summary of the Plan, an undertaking that during the period in which shares may be issued the Company will, within a reasonable period of an eligible employee so requesting, provide the employee without charge with a copy of the Plan; and

an undertaking, and an explanation of the way in which, the Company will during any offering period, within a reasonable period of an eligible employee so requesting, make available to the employee the Australian dollar equivalent of the current market price of shares in the same class as the shares of common stock offered under the Plan. Lodgment of Offer Document with the ASC

      No later than seven days after offers are made to Australian Offerees, the offer document and copies of all accompanying documents provided to employees shall be provided to the ASC.

Exhibit B

HONG KONG


ADDENDUM TO THE KODAK STOCK OPTION PLAN





Notwithstanding any terms or conditions contained in Articles 9 or 9A to the contrary, the following rules will apply to all Non-U.S.
Employees in Hong Kong:
     - No acceleration of vesting shall occur upon termination of employment (including, without limitation, death, disability or retirement), with respect to employees working in Hong Kong at the time of the grant or upon termination of employment; and
     - If a Participant is permitted to retain his or her Award following termination of employment, the Participant must exercise his Award within 30 days of the date of his or her termination of employment. Any Award which is not exercised by a Participant on the thirtieth (30th) day following the date of the Participant's termination of employment will be forfeited.

Exhibit C

1998 FRENCH SUB-PLAN


1.   Introduction

     The Executive Compensation and Development Committee of the Board of Directors (the "Committee") of Eastman Kodak Company ("the Company") has established the Kodak stock Option Plan ("the U.S. Plan") for the benefit of certain employees of the Company, its parent and subsidiary companies, including its French subsidiaries: Agence Arnoult Features SA, Colis Systems S.A., Colorvit S.A.R.L., Eastman Software SA, Kodak Industrie, Kodak Images Services S.A., Kodak S.A., Kodak-Pathe, Kodak-Pathe S.A., Laboratoires & Services Kodak S.A., SCL Fonciere-Paris-Province, SAS Villiot-Marne and The Image Bank France S.A. (collectively referred to as the "Subsidiaries"). The Company holds directly and indirectly the following percentages of capital:
     Agence Arnoult Features S.A. 99.76%
     Colorvit, S.A.R.L.100%
     Colis Systems S.A.100%
     Eastman Software SA 98.01%
     Kodak Industrie98.01%
     Kodak Images Services S.A.100%
     Kodak S.A. 99.00%
     Kodak-Pathe98.01%
     Kodak-Pathe S.A.99.00%
     Laboratoires & Services Kodak S.A.100%
     SCL Fonciere-Paris-Province99.97%
     SAS Villiot-Marne100%
     The Image Bank France S.A.99.01%

      Article 4.2 and 10.4 of the U.S. Plan specifically authorize the Committee to establish rules applicable to options granted under the U.S. Plan (including those in France) as the Committee deems advisable. The Committee therefore, intends to establish a sub-plan of the U.S. Plan for the purpose of granting options designed to qualify for the favorable treatment in France, applicable to options granted under Section L 208-1 up to L 208-8-2 of the Law n/66-537 of July 24, 1966, to employees who are resident in France for French tax purposes. The terms of the U.S. Plan, as adopted on March 13, 1998, and as modified by the following provisions shall constitute the 1998 French Sub-Plan ("the French Plan"). Under the French Plan, the eligible employees will be granted only stock options. In no case will they be granted substitute awards, e.g., stock bonuses, restricted stock appreciation rights or other similar awards.

2.   Definitions

     Terms used in the French Plan shall have the same meanings set forth in the U.S. Plan.

     In addition, the term "Option" shall have the following meaning:

     a)Purchase stock options, that are rights to acquire shares repurchased by the Company prior to the grant of said options, or

     b)Subscription stock options, that are rights to subscribe newly issued shares.

     The term "Grant Date" shall be the date on which the Committee both (a) designates the Optionee and
     (b) specifies the terms and conditions of the Option including the number of shares and Option price.

     The term "Vesting Date" shall mean the fifth anniversary of the Grant Date.

3.   Eligibility

     Any individual who is a salaried employee or corporate executive of one of the Subsidiaries shall be eligible to receive options under the French Plan provided that he or she also satisfies the eligibility conditions of Article 3 of the U.S. Plan. Options may not be issued under the French Plan to employees or corporate executives of one of the Subsidiaries owning more than ten percent (10%) of the Company's capital shares or to individuals other than employees and corporate executives of the Subsidiaries. Options may not be issued to managers of the Subsidiaries, other than the chairman of the Board ("President Directeur General"), the General Manager ("Directeur General") or the Directorate Member ("Membre du Directoire"), unless they are employed by one of the Subsidiaries.

4.   Conditions of the Option/Option Price

     Notwithstanding any provision in the U.S. Plan to the contrary, the conditions of the Options (option price, number of underlying shares and vesting period) will not be modified after the grant date, except as provided under Section 6 of the French Plan. In this respect, Options will not be repriced, re-granted, nor will the time at which Options may be exercised be accelerated.

     The option price per share of common stock payable pursuant to options issued hereunder shall be fixed by the Committee on the date the option is granted, but in no event shall the option price per share be less than the greater of:

     a) with respect to purchase options over the common stock, the higher of either 95% of the average quotation price of such common stock during the 20 days of quotation immediately preceding the grant date or 95% of the average purchase price paid for such common stock by the Company;

     b) with respect to subscription options over the common stock, 95% of the average quotation price of such common stock during the 20 days of quotation immediately preceding the grant date; and

     c)   the minimum option exercise price permitted under the U.S. Plan.

5.    Exercise of an Option

          a)Vesting Date
          The option shall become vested after the fifth anniversary of the Grant Date.

          b)Payment of Option Price
          Upon exercise of an option, the full option price will have to be paid either by check or credit transfer.

          c)Formalities
          The shares acquired upon exercise of an Option will be recorded in an account in the name of the shareholder with [the Company or a stockbroker]----------.

6. Adjustments to the Option price or to the Number of Underlying Shares In compliance with French law, the Option price shall not be modified during the Options duration.

     However, adjustments to the option price or number of shares subject to an option issued hereunder may be made by the Committee at its own discretion in the event of certain capitalization changes described under Article 6.2 of the U.S. Plan, provided that they result in the following transactions referred to under Section L 208-5 of the Law n/66-537 of July 24, 1996:

     a)an increase of corporate capital by cash contribution;
     b)an issuance of convertible or exchangeable bonds;
     c)a capitalization of retained earnings by payment in cash or shares; and
     d)a reduction of corporate capital by offset against losses.

7.   Death

     In the event of the death of a French Optionee, said individual's heirs may exercise the option within six months following the death, but any Option which remains unexercised shall expire six months following the date of the Optionee's death.

8.   Administration

     The French Plan, including time of Granting Options, will be administered in accordance with Article 4 of the U.S. Plan.

9.   Interpretation

     It is intended that options granted under the French Plan shall qualify for the favorable treatment applicable to stock options granted under Sections L 208-1 up to L 208-8-2 of the Law n/66-537 of July 24, 1966, and in accordance with the relevant provisions set forth by French tax law and the French tax administration.
     The terms of the French Plan shall be interpreted accordingly and in accordance with the relevant provisions set forth by French tax and social security laws, as well as the French tax and social security regulations.

10.  Governing Law

     Except as required by French tax and social security laws and regulations, the U.S. Plan shall be governed and construed in accordance with the laws of the State of New York.

11.  Employment Rights

     The adoption of the French Plan shall not confer upon the optionees any employment rights. Besides the stock options granted under the French Plan is not part of their employment contract.

12.  Adoption

     The French Plan was adopted by a unanimous Written Consent, dated March 23, 1998, of the Committee duly appointed by the Board of Directors.

Exhibit D

AUSTRIA


ADDENDUM TO THE KODAK STOCK OPTION PLAN



The shares of Common Stock issued under the Plan to Non-U.S. Employees in Austria will be newly issued shares.

Exhibit E

EGYPT


ADDENDUM TO THE KODAK STOCK OPTION PLAN



The shares of Common Stock issued under the Plan to Non-U.S. Employees in Egypt will be newly issued shares.

Exhibit F

RUSSIA


ADDENDUM TO THE KODAK STOCK OPTION PLAN



Notwithstanding any terms or conditions contained in Articles 9 or 9A to the contrary, any Participant who is a Non-U.S. Employee in Russia must exercise all of his or her Awards on or prior to the date of his or her termination of employment. Any Award that is not exercised by a Participant on or prior to the date of the Participant's termination of employment will be forfeited.

Exhibit G

CHINA


ADDENDUM TO THE KODAK STOCK OPTION PLAN



Notwithstanding any terms or conditions contained in Articles 9 or 9A to the contrary, if a Participant who is a Non-U.S. Employee in China is permitted to retain his or her Awards following the Participant's termination of employment, the Participant must exercise all the Awards within 30 days of the date of Participant's termination of employment. Any Award which is not exercised by a Participant on the thirtieth
(30th) day following the date of the Participant's termination of employment will be forfeited.

Exhibit H

ITALY


ADDENDUM TO THE KODAK STOCK OPTION PLAN



With regard to all Awards granted to Non-U.S. Employees in Italy prior to March 13, 2000, the shares of Common Stock issued under the Plan will be newly issued shares.

Exhibit I

INDIA


ADDENDUM TO THE KODAK STOCK OPTION PLAN


Notwithstanding any terms or conditions contained in Articles 9 or 9A to the contrary, any Participant who is a Non-U.S. Employee in Russia must exercise all of his or her Awards on or prior to the date of his or her termination of employment. Any Award that is not exercised by a Participant on or prior to the date of the Participant's termination of employment will be forfeited.

Exhibit J
Australian Addendum for March 13, 2000 Grant to Kodak Stock Option Plan


Purpose

This Addendum (the "Australian Addendum") to Eastman Kodak Company's Stock Option Plan ("Plan") is hereby adopted to set forth certain rules which, together with the provisions of the U.S. Plan which are not modified hereby, shall govern the operation of the Plan with respect to Australian-resident employees of Kodak. The Plan is intended to comply with the provisions of the Corporations Law, ASIC Policy Statement 49 and Class Order 00/220 issued pursuant to that Policy Statement.

Definitions

Except as set forth below, apitalized terms used herein shall have the meaning ascribed to them in the U.S. Plan. In the event of any conflict between these provisions and the U.S. Plan, these provisions shall prevail.

For the purposes of this Australian Addendum:

"ASIC" means the Australian Securities and Investments Commission;

"Australian Subsidiary" means the subsidiaries listed on the attached schedule;

"Company" means Eastman Kodak Company;

"Kodak" means Eastman Kodak Company;

"Plan" means collectively the U.S. Plan and the Australian Addendum;
and

"U.S. Plan" means the Kodak Stock Option Plan.

Form of Awards

Only shares of Common Stock and Options to acquire shares of Common Stock shall be awarded to Australian-resident employees under the Plan.

Employees

The offer under the Plan must be extended only to offerees who at the time of the offer are full or part-time employees or directors of an Australian Subsidiary.

No contribution plan or trust

The offer under the Plan must not involve a contribution plan or any offer, issue or sale being made through a trust.

The offer

The offer must be in writing ("Offer Document") and must include a copy of the rules of the Plan.

Option Price

The Offer Document must specify the Australian dollar equivalent of the Option Exercise Price were the Option Exercise Price formula applied at the date of the offer. For the purposes of calculating the market price of shares of Common Stock in Australian dollars, the Australian/U.S. exchange rate which shall be used shall be the US dollar sell rate published by the Australian and New Zealand Banking Corporation on the preceding business day.

Australian dollar equivalent

During the offer period the Company must, within a reasonable time of an offeree so requesting, provide an offeree with the Australian dollar equivalent of the market price of the Company's Common Stock at the time of the request and the Australian dollar equivalent of the Option Exercise Price at the time of the request.

Loan or financial assistance

If the Company offers an offeree any loan or other financial assistance for the purpose of acquiring shares to which the offer relates, the Offer Document must disclose the conditions, obligations and risks associated with such loan or financial assistance.

Restriction on Capital Raising: 5% limit

The number of shares available under the Plan in Australia, together with all shares under all other employee share plans during the previous 5 years in Australia (excluding shares issued which did not need disclosure to investors under section 708 of the Corporations Law or by way of an "excluded offer" (as defined in the Corporations Law before 13 March 2000)), does not exceed more than 5% of the total shares in the Company at the time of the offer.

Lodgment of Offer Document with the ASIC

No later that seven days after offers are made to Australian offerees, the offer document and copies of all accompanying documents provided to employees shall be provided to the ASIC.

Compliance with undertakings

The Company or an Australian Subsidiary must comply with any undertaking required to be made in the Offer Document, such as the undertaking to provide pricing information on request.

Schedule of Australian Subsidiaries


Kodak (Australasia) Pty. Ltd.ACN 004 057 621
Klikk Pty. Ltd.ACN 009 178 250
HPAL LimitedACN 087 783 060

Exhibit K

ITALY


ADDENDUM TO THE KODAK STOCK OPTION PLAN


The only form of exercise available to Non-U.S. Employees in Italy is cashless exercise for cash.

Exhibit L

Rules of the Eastman Kodak Company
Kodak Stock Option Plan
for French Employees For Grants
On or After August 26, 2002

1.  Introduction.

     (a)The Board of Directors of Eastman Kodak Company (the "Company") has established the Kodak Stock Option Plan (the "U.S. Plan") for the purpose of promoting the interests of the Company and its shareholders by retaining quality employees, giving substantially all employees a stake in the Company's growth and success by focusing them on the performance of Company's stock and thereby linking them worldwide, and creating a culture of ownership and excellence among all employees worldwide.

     (b)Section 4.2 of the U.S. Plan specifically authorizes the Executive Compensation and Development Committee of the Board of Directors (the "Committee") to adopt subplans applicable to participants in specified jurisdictions outside the United States. The Committee has determined that it is advisable to establish a sub-plan for the purposes of permitting such options to qualify for favorable local tax and social security treatment in France. The Committee, therefore, intends to establish a sub-plan of the U.S. Plan, for the purpose of granting options which qualify for the favorable treatment in France applicable to options granted under the Sections L 225-177 to L 225-186 of the French Commercial Code, as amended, to qualifying employees who are resident in France for French tax purposes. The terms of the U.S. Plan, as set forth in Exhibit A hereto, subject to the modifications in the following rules, constitute the Kodak Stock Option Plan for French Employees dated August 26, 2002 (the "French Plan"). Under the French Plan, the qualifying employees will be granted only stock options.

     (c)In the event of an inconsistency between the U.S. Plan and the French Plan, the provisions of the French Plan shall govern.

2. Definitions. Terms used in the French Plan shall have the same meanings as set forth in the U.S. Plan unless otherwise specified below. In addition,

     (a)the term "Option" shall have the following meaning:

          (i)purchase stock options (rights to acquire shares of common stock of the Company repurchased by the Company prior to the vesting of the options); and

          (ii)subscription stock options (rights to subscribe newly issued shares of common stock of the Company);

     (b)the term "Grant Date" shall be the date on which the Committee both:

           (i)designates the Optionee; and

           (ii)specifies the terms and conditions of the Option including the number of shares and the method for determining the option price;

     (c)the term "Optionee" is defined as a person granted Options pursuant to the French Plan;

     (d)the term "Closed Period" shall mean the specific periods as set forth by Section L 225-177 of the French Commercial Code, as amended, during which French qualifying options cannot be granted;

     (e)the term "Effective Grant Date" shall mean the date on which the Option is effectively granted (i.e., the date on which the condition precedent of the expiration of a Closed Period applicable to the Option, if any, is satisfied). Such condition precedent shall be satisfied when the Board, Committee or other authorized corporate body shall determine that the granting of Options is no longer prevented under a Closed Period. If the Grant Date does not occur within a Closed Period, the "Effective Grant Date" shall be the same day as the "Grant Date;" and

     (f)the term "Disability" is defined in accordance with categories 2 and 3 under Section L 341-4 of the French Social Security Code.

3.  Entitlement to Participate.

     (a)Any individual who is a salaried employee or a corporate executive of a French subsidiary or affiliate of the Company
("Subsidiary") shall be eligible to receive Options under the French Plan provided that he or she also satisfies the eligibility conditions of Section 3 of the U.S. Plan.

     (b)Options may not be issued under the French Plan to employees owning more than ten percent (10%) of the Company's capital shares or to individuals not employed by a Subsidiary.

     (c)Options may not be issued to directors of a Subsidiary, other than the managing directors (President du Conseil d'Administration, Directeur General, Directeur General Delegue, Membre du Directoire, Gerant de Societes par actions) unless the director has an employment contract with the Subsidiary, as defined by French law.

4.  Conditions of the Option/Option Price.

     (a)Notwithstanding any provision in the U.S. Plan to the contrary, the terms and conditions of the Options (option price, number of underlying shares and vesting period) will not be modified after the Effective Grant Date, except as provided under Sections 5(c), 5(f), 6, 7 and 8 of the French Plan, or as otherwise in keeping with French law. In this respect, Options will not be repriced, re-granted nor will the time at which Options may be exercised be accelerated, except as provided under Sections 5(c), 5(f), 7 and 8 below.

     (b)The method for determining the option price per share of common stock of the Company payable pursuant to Options issued hereunder shall be fixed by the Committee on the Grant Date. The option price will be the higher of:

          (i)with respect to purchase Options over the common stock of the Company, the higher of either 80% of the average quotation price of such common stock during the 20 days of quotation immediately preceding the Effective Grant Date or 80% of the average purchase price paid for such common stock by the Company;

          (ii)with respect to subscription Options over the common stock of the Company, 80% of the average quotation price of such common stock during the 20 days of quotation immediately preceding the Effective Grant Date; and

          (iii)100% of the fair market value of a share of common stock of the Company on the Grant Date.

5.  Exercise of an Option.

     (a)Notwithstanding Section 7.5(c) of the U.S. Plan to the contrary, upon exercise of an Option, payment of the full option price and any required withholding tax or social insurance charges shall be paid either by check or credit transfer exclusive of any other method of payment. The Optionee may also give irrevocable instructions to a stockbroker to properly deliver the option price to the Company.

     (b)Optionees may not exercise any Options prior to the fourth anniversary of the Effective Grant Date, or if shorter, the period specified for favorable tax treatment and exemption from social insurance charges pursuant to French law. In the case of termination of employment due to death or termination of employment due to Disability, this period does not have to be met to receive favorable tax treatment and exemption from social insurance charges (see 5(c) and (d) below).

     (c)If an Optionee incurs a termination of employment by reason of death, the unvested portion of any outstanding Option held by such Optionee shall thereafter be immediately vested and exercisable in full under the conditions set forth by Section 7 of the French Plan.

     (d)If an Optionee incurs a termination of employment by reason of Disability, any Option held by such Optionee shall thereafter become fully vested and exercisable upon such termination. If the Optionee's Disability otherwise meets the definition of disability found in
Section 91-ter of Exhibit II to the French Tax Code and as construed by the French Tax Circulars and subject to the fulfillment of related conditions, any Option held by such Optionee will benefit from the favorable tax treatment for qualified options.

     (e)In the event of death prior to the expiration of the Option period following termination of employment, vested Options generally may be exercised only during the six-month period following the Optionee's death.

     (f)In the event of a reorganization of the Company within the meaning of Section 8 of the French Plan, the Committee may, in its discretion, authorize the immediate vesting and exercise of Options before the date on which any such reorganization becomes effective.

6. Changes in Capitalization. In compliance with French law, the option price shall not be modified during the Option's duration. Adjustments to the option price or number of shares subject to an Option issued hereunder shall be made to preclude the dilution or enlargement of benefits under such Option only in the case of one or more of the following transactions by the Company:

     (a)an issuance of new shares for cash consideration reserved to the Company's existing shareholders;

     (b)an issuance of convertible or exchangeable bonds reserved to the Company's existing shareholders;

     (c)a capitalization of retained earnings, profits or issuance premiums;

     (d)a distribution of reserves by payment in cash or shares;

     (e)a cancellation of shares in order to absorb losses; and

     (f)a repurchase of shares at a price higher than the stock quotation price in the open market.

However, even upon occurrence of one or more of these events, no adjustment as to the kind of securities to be granted to Optionees shall be made, i.e., under the French Plan only common shares of the Company shall be granted that are neither convertible nor exchangeable into other securities or into cash.

7. Death. If an Optionee incurs a Termination of Employment by reason of death, any Options held by such Optionee may thereafter (for the six-month period following the death) be exercised in full by the Optionee's designated beneficiary or, if none, the legal representative of the estate or by the legatee of the Option under the Optionee's last will. Any Option which remains unexercised shall expire six months following the date of the Optionee's death.

8. Reorganization. In the event that a significant decrease in the value of Options granted to Optionees occurs or is likely to occur as a result of a Change of Control of the Company, or a liquidation, reorganization, merger, consolidation or amalgamation with another company in which the Company is not the surviving company, the Committee may, in its discretion, authorize the immediate vesting and exercise of Options before the date on which any such Change of Control, liquidation, reorganization, merger, consolidation, or amalgamation becomes effective. If this occurs and the Optionee sells the Company shares acquired through exercise of Options on or after the fourth anniversary of the Effective Grant Date, the Options may not receive favorable tax treatment and exemption from social insurance charges pursuant to French law.

9. Terms of Stock Options. Options granted pursuant to the French Plan will expire not later than nine and one-half years after the Effective Grant Date.

10. Non-transferability of Options. Notwithstanding any provision in the U.S. Plan to the contrary and except in the case of death, Options cannot be transferred to any third party and Options are only exercisable by the Optionee during the lifetime of the Optionee, except upon death of the Optionee under the circumstances described in Section 7 above.

11. Interpretation. It is intended that Options granted under the French Plan shall qualify for the favorable tax treatment and exemption from social insurance charges applicable to stock options granted under Sections L 225-177 to L 225-186 of the French Commercial Code, as amended, and in accordance with the relevant provisions set forth by French tax law and the French tax administration. The terms of the French Plan shall be interpreted accordingly and in accordance with the relevant provisions set forth by French tax and social insurance laws, as well as the French tax and social security administrations.

12. Employment Rights. The adoption of this French Plan shall not confer upon the Optionees, or any employees of the Subsidiary, any employment rights and shall not be construed as a part of any employment contracts that the Subsidiary has with its employees.

13. Amendments. Subject to the terms of the U.S. Plan, the Committee reserves the right to amend or terminate the French Plan at any time.

14.   Adoption.  The French Plan was adopted on August 26, 2002.

Exhibit M
Australian Addendum
For Grants On or After August 26, 2002


1.   Purpose
     This Addendum (the "Australian Addendum") to Eastman Kodak Company's Stock Option Plan ("Plan") is hereby adopted to set forth certain rules which, together with the provisions of the U.S. Plan which are not modified hereby, shall govern the operation of the Plan with respect to Australian-resident employees of Kodak. The Plan is intended to comply with the provisions of the Corporations Act 2001, ASIC Policy Statement 49 and Class Order 00/220 issued pursuant to that Policy Statement (as amended by ASIC Class Order 01/152).

2.   Definitions
     Except as set forth below, apitalized terms used herein shall have the meaning ascribed to them in the U.S. Plan. In the event of any conflict between these provisions and the U.S. Plan, these provisions shall prevail.

     For the purposes of this Australian Addendum:

     "ASIC" means the Australian Securities and Investments Commission;

     "Australian Subsidiary" means the subsidiaries listed on the attached schedule;

     "Company" means Eastman Kodak Company;

     "Kodak" means Eastman Kodak Company;

     "Plan" means collectively the U.S. Plan and the Australian
     Addendum; and

     "U.S. Plan" means the Kodak Stock Option Plan.

3.   Form of Awards
     Only shares of common stock and options to acquire shares of common stock shall be awarded to Australian-resident employees under the Plan.

4.   Employees
     The offer under the Plan must be extended only to offerees who at the time of the offer are full or part-time employees or directors of an Australian Subsidiary.

5.   No contribution plan or trust
     The offer under the Plan must not involve a contribution plan or any offer, issue or sale being made through a trust.

6.   The offer
     The offer document issued to Australian Offerees in relation to the Plan must contain or be accompanied by the following:

     (a)  a summary or a copy of the Plan;
     (b) if a summary of the Plan, an undertaking that during the period in which shares may be issued the Company will, within a reasonable period of an eligible employee so requesting, provide the employee without charge with a copy of the Plan;
     (c) the Australian dollar or Australian dollar equivalent of the Purchase Price of the common stock were the Purchase Price formula applied as at the date of the offer or invitation;
     (d) an undertaking, and an explanation of the way in which, the Company will during any offering period, within a reasonable period of an eligible employee so requesting, make available to the employee: (i) the Australian dollar equivalent of the current market price of shares in the same class as the shares of common stock offered under the Plan; and (ii) the information referred to in Paragraph (c) above updated to that date. The current market price of a share of common stock shall be taken as the price published by the principal exchange on which the share is quoted as the final price for the previous day on which the share was traded on the stock market of that exchange; and
     (e) For the purposes of paragraphs (c) and (d) above, the Australian dollar equivalent of a price will be calculated by reference to the U.S. dollar sell rate published by an Australian bank on the preceding business day.

7.   Option Price
     The Offer Document must specify the Australian dollar equivalent of the Option Exercise Price were the Option Exercise Price formula applied at the date of the offer. For the purposes of calculating the market price of shares of common stock in Australian dollars, the Australian/U.S. exchange rate which shall be used shall be the US dollar sell rate published by an Australian Bank on the preceding business day.

8.   Australian dollar equivalent
     During the offer period the Company must, within a reasonable time of an offeree so requesting, provide an offeree with the Australian dollar equivalent of the market price of the Company's Common Stock at the time of the request and the Australian dollar equivalent of the Option Exercise Price at the time of the request.

9.   Loan or financial assistance
     If the Company offers an offeree any loan or other financial assistance for the purpose of acquiring shares to which the offer relates, the Offer Document must disclose the conditions, obligations and risks associated with such loan or financial assistance.

10.  Restriction on Capital Raising: 5% limit
     In the case of an offer or invitation of unissued shares of common stock or options for issue, the number of shares of common stock subject to the offer or to be received on exercise of an option when aggregated with the further number of shares calculated as below must not exceed 5% of the total number of issued shares in that class of Kodak as at the time of the offer.

     In calculating the number of shares, the following must be counted:

     (a) the number of shares of common stock in the same class which would be issued were each outstanding offer or invitation or option to acquire unissued shares of common stock, being an offer or invitation made or option acquired pursuant to an employee share scheme extended only to employees (including directors) of Kodak and its associated bodies corporate, to be accepted or exercised (as the case may be); and
     (b) the number of shares of common stock in the same class issued during the previous five years pursuant to the employee share scheme or any other employee share scheme extended only to employees (including directors) of Kodak and its associated bodies corporate;

    In calculating the number of shares for the purposes of this clause 10, disregard any offer made, or option acquired or share issued by way or as a result of:
     (a) an offer to a person situated at the time of receipt of the offer outside Australia; or

     (b) an offer that was an excluded offer or invitation within the meaning of the Corporations Law as it stood prior to 13 March 2000;
          or

     (c) an offer that did not need disclosure to investors because of section 708 of the Corporations Act.

11.  Lodgment of Offer Document with the ASIC
     No later than seven days after offers are made to Australian offerees, the offer document and copies of all accompanying documents provided to employees shall be provided to the ASIC.

12.  Compliance with undertakings
     The Company or an Australian Subsidiary must comply with any undertaking required to be made in the Offer Document, such as the undertaking to provide pricing information on request.

Schedule of Australian Subsidiaries


Kodak (Australasia) Pty. Ltd.ACN 004 057 621
Klikk Pty. Ltd.ACN 009 178 250
HPAL LimitedACN 087 783 060

Exhibit N

EASTMAN KODAK COMPANY

KODAK STOCK OPTION PLAN

(as amended on January 25, 2002)

UNITED KINGDOM SUB-PLAN

(GLOBAL AWARDS)



Pursuant to the authority granted to the Executive Compensation and Development Committee ("Committee") of the Board of Directors of the Eastman Kodak Company ("Kodak") under Article 4.2 of the Kodak Stock Option Plan ("Plan"), the Committee has adopted these United Kingdom Sub-Plan Rules ("Rules") for the purpose of granting stock options to Employees of the participating companies, as defined in paragraph 2). Unless the context requires otherwise, all terms used in these Rules have the same meaning as in the Plan. Except to the extent modified by these Rules, the provisions of the Plan shall apply. The Plan and these Rules taken together shall comprise the share option scheme for United Kingdom employees ("Scheme"). References in these Rules to "Schedule 9" means Schedule 9 to the Income and Corporation Taxes Act of 1988 ("ICTA l988").

 l) Stock to be issued pursuant to the exercise of options granted under this Scheme, shall be common stock of Kodak and is part of the ordinary share capital of Kodak, as defined in Section 832(1) ICTA 1988. The common stock of Kodak is quoted on a recognized stock exchange as defined in
     Section 841(1) ICTA l988.

 2) The companies participating in this Scheme, are Kodak and companies presently controlled by Kodak within the meaning of Section 840 ICTA l988 and no others. Kodak and any company which is now or may hereafter become so controlled by Kodak shall be a participating company upon notification to the Board of Inland Revenue.

 3) The stock to be acquired upon the exercise of a stock option will:

     (a)  be fully paid up:
     (b)  not be redeemable; and
     (c) not be subject to any restrictions, other than restrictions which attach to all shares of stock of the same class.

 4) Options may be granted under this Scheme only to Employees. For the purposes of this Scheme "Employee" shall mean any employee (other than one who is a director) of Kodak or a participating company (as defined in paragraph 2), or any full-time director of Kodak or a participating company who is required to devote not less than 25 hours per week (exclusive of meal breaks) to his office or employment and
     Article 3.1 of the Plan shall be construed accordingly.

 5) No option will be granted to an Employee under this Scheme, or where an option has previously been granted, no option shall be exercised by an optionee under this Scheme, if at that time he has, or if at any time within the preceding twelve months has had, a material interest in a close company within the meaning of Chapter I of Part XI of ICTA l988, as described in Paragraph 8 of Schedule 9.

 6) Kodak is the grantor of the share options defined in Paragraph 1(1) of Schedule 9.

 7) Any option granted to any Employee under the Scheme shall be limited and take effect so that the aggregate market value (determined at the time prescribed by paragraph 28(3) of Schedule 9) of the shares which such optionee may acquire through the exercise of options granted under this Scheme or under any other scheme not being a savings related Share Option Scheme approved under Schedule 9 and established by Kodak or any associated company (as defined in Section 4l6
     ICTA l988), excluding exercised options, shall not exceed or further exceed o30,000 or such other limit as may be permitted from time to time by paragraph 28(1) of Schedule 9 or, if less, the limit contained in Article
     6.1 of the Plan ("market value" shall have the same meaning as fair market value as defined in Paragraph 14 of the Scheme).

 8) For the purposes of construing the Plan in the context of this Scheme,

       (i) all references to Stock Appreciation Rights (SARs) shall be omitted and, accordingly, Article 8 of the Plan shall not be part of this Scheme;

      (ii) all references to additional terms, conditions, restrictions, limitations, modifications or amendments as described in Articles 2.3, 5.1, 7.7, 10.4, 10.6 or 13.4 of the Plan ("variations"), shall not be part of this Scheme except that the Committee may establish such variations provided that such variations are subject to the prior approval of the Board of Inland Revenue; and

      (iii) all references to the effect of Change in Ownership and Change in Control (both as defined in the Plan) on stock options shall not be part of this Scheme and, accordingly, Articles 11 and 12 of the Plan shall not be part of this Scheme.

 9) An option shall not be transferable or assignable and any provisions to the contrary in the Plan shall not be part of this Scheme.

10) Upon exercise of an option under this Scheme, payment shall be made in full with cash (directly or under any broker-assisted programme which may be available on exercise). The other form of payment identified in
     Article 7.5 (C)(ii) of the Plan shall not apply.

11) An option will not be subject to the provisions of this Scheme unless the Committee specifies in the Award Notice that the option is granted subject to the provisions of this Scheme.

12) Notwithstanding Article 13.7 of the Plan, no amendment to these Rules will be implemented or have effect prior to the approval of such amendment by the Board of Inland Revenue.

13) Any alteration or amendment to the Plan will not be deemed to affect the Scheme until or unless it has been approved by the Board of Inland Revenue. In the event such approval is sought, Kodak will provide details of the alteration or amendment to the Inland Revenue without delay.

14) For purposes of the Scheme the exercise price of options granted under this Scheme shall not be less than the fair market value of Kodak common stock on the date of grant of the option. The fair market value shall have the meaning as ascribed in Article 2.17 of the Plan converted to sterling at a rate agreed with the Board of Inland Revenue.

15) Certificates for shares issued pursuant to the exercise of options granted under this Scheme shall be issued within 30 days of such exercise.

16) Adjustments made in accordance with Article 6.2 of the Plan will only be applied to options granted under this Scheme if they are permitted adjustments under Paragraph 29 of Schedule 9 and such adjustments are also subject to prior approval by the Board of Inland Revenue.

17) For the purposes of construing Article 9 of the Plan, the following shall apply to the Scheme:-

     (a) Termination prior to the second anniversary of grant;
     Effective from the optionee's termination of employment all such options will be forfeited regardless of the reason for such termination.

     (b) Termination on or after the second anniversary of grant;
     Effective from the optionee's termination of employment for Cause (as defined in Article 2.5 of the Plan) all such options will be forfeited. In other cases:-

          (i) where such termination is due to Disability or Retirement (as defined in Articles 2.14 and 2.26 of the Plan) such options shall remain exercisable on the original terms of grant unless forfeited sooner in accordance with another provision of the Plan.

          (ii) where such termination is voluntary or is due to Layoff (as defined in Article 2.21 of the Plan), due to the divestment of the employing company, part of company or business, or due to any other reason such options shall remain exercisable until the sixtieth day (60) following such termination and, to the extent not exercised, shall be forfeited on such sixtieth day unless forfeited sooner in accordance with another provision of the Plan.

     (c) The Cash Out provisions contained in Articles 9.4 and 9.5 of the Plan shall not apply to this Scheme.

     (d) For the avoidance of doubt, outstanding options will be forfeited on the date of the optionee's death.

18) Employees will have no rights to compensation or damages in consequence of the termination of employment with Kodak or any participating company for any reason, and whether or not in breach of contract, insofar as related to rights under the Scheme and an individual who participates therein shall waive all and any such rights insofar as those rights arise or may arise from any such cessation of employment including any entitlement to exercise any Option under the Scheme or from any diminution in value of such rights or entitlement to exercise any such Option.

                                                         Exhibit (10) V.

March 13, 2001

Michael P. Morley
(Address Intentionally
Omitted)

Re:Retention

Dear Mike:

Your contributions and professional talents continue to be a great asset to Eastman Kodak Company ("Kodak"). In this regard, I am pleased to inform you of your eligibility for a special retention package to encourage you to delay your retirement and remain employed with Kodak until at least December 31, 2002. This letter describes the features of this package. Once signed by both parties, the letter will constitute an agreement between Kodak and you. For purposes of this letter agreement, the term "Company" will refer to Kodak and all of its subsidiaries and affiliates.

1.   Outline of Retention Package

In consideration for delaying your retirement and remaining employed with Kodak through at least December 31, 2002, Kodak agrees to provide you a special retention package. Under this package, Kodak will, subject to your satisfaction of the terms of this letter agreement, interest rate protect your lump-sum retirement income benefit, pay you a retention benefit, grant you permitted and approved reason with regards for your equity awards, and provide you a special severance benefit in the event you are terminated without cause prior to December 31, 2002. The remaining sections of this letter agreement detail the terms and conditions of this retention package.

2.   Discount Rate Protection

     A. In General. In consideration for extending your employment until at least December 31, 2002, Kodak will pay you, subject to your satisfaction of all of the requirements of this letter agreement, the benefit described in this Section 2. For purposes of this letter agreement, the term "Retirement Date" means the date you retire under the terms of the Kodak
          Retirement Income Plan ("KRIP") which will be no earlier than January 1, 2003 and no later than June 1, 2003.

     B.   Preconditions.

          (i)That portion of the benefit described in Section 2(C)(i) below will only apply to that amount of your retirement income benefit under KRIP that you elect to receive in the form of a lump sum and file a valid spousal consent per Section 7.03(d) of KRIP.

          (ii)That portion of the benefit described in Section 2(C)(ii) below will only apply to that amount of your retirement income benefit under the Kodak Unfunded Retirement Income Plan ("KURIP") and Kodak Excess Retirement Income Plan ("KERIP") that you elect to receive in the form of a lump sum.

     C.   Description of Benefits.

          (i)KRIP.  Kodak agrees to pay you the excess, if any, of:

               (a) your retirement income benefit paid in the form of a lump sum calculated as of January 1, 2003 pursuant to the terms of KRIP as then in effect, except that the discount rate used for purposes of this calculation will be the discount rate that would have been used to calculate such benefit if you had retired effective as of March 1, 2002, minus

               (b) your retirement income benefit paid in the form of a lump sum calculated as of the Retirement Date pursuant to the terms of KRIP as then in effect.

          (ii)KURIP and KERIP. Kodak agrees to pay you the excess, if any, of:

               (a) your retirement income benefit paid in the form a lump sum calculated as of January 1, 2003 pursuant to the terms of KURIP and KERIP as then in effect, except that the discount rate used for purposes of this calculation will be the discount rate that would have been used to calculate such benefits if you had retired effective as of March 1, 2002, minus

               (b) your retirement income benefit paid in the form a lump sum calculated as of the Retirement Date pursuant to the terms of KURIP and KERIP as then in effect.

     D. Form and Time of Payment. The amount of the benefit, if any, payable to you pursuant to this Section 2 will: (i) be paid in the form of a lump sum payment; (ii) be paid out of Kodak's general assets, not under KRIP; (iii) not be funded in any manner; and (iv) be included in your gross income as ordinary income, subject to all income, payroll and employment tax withholdings required to be made under all applicable federal, state and local law or regulation.

          With respect to that portion of the benefit, if any, attributable to Section 2(C)(i), to the extent you are subject to Federal or state income or payroll taxes thereon, Kodak will "gross up" the amount of such portion of the benefit at the applicable supplemental tax rate. That portion of the benefits, if any, attributable to Section 2(C)(ii) will not be grossed up for tax purposes.

3.   Retention Benefit

     A. In General. Subject to your satisfaction of all of the terms of this letter agreement, Kodak agrees to provide you a retention benefit in the amount of $370,000 (the "Retention Benefit").

     B. Time of Payment. The Retention Benefit will be paid in two installments. The first installment in the amount of $20,000 will be paid as soon as administratively practicable following your execution of this letter agreement. The balance of the Retention Benefit, i.e., $350,000, will be paid on or as soon as administratively practicable following January 1, 2003. In the event, however, prior to January 1, 2003, you either die or your employment is terminated without Cause, as defined below, the Retention Benefit will be paid as soon as administratively practicable following the date of your termination of employment. The Retention Benefit will be paid subject to withholding for all applicable federal, state and local income and payroll taxes.

     C. Benefits Bearing. The Retention Benefit will be "benefits bearing." In other words, such amount will be taken into account and considered for purposes of determining any employer-provided benefits or compensation to which you are or may hereinafter become eligible.

4.   Approved and Permitted Reason

Subject to your satisfaction of all of the terms of this letter agreement, Kodak agrees to recommend to the Executive Compensation and Development Committee of the Board of Directors that your termination of employment be for a Permitted Reason and an Approved Reason for purposes of any Kodak stock options, restricted stock and restricted stock units held by you on the date of your termination of employment and for purposes of any award paid, or to be paid, to you under the Performance Stock Program. Thus, upon approval of such recommendation by the Executive Compensation and Development Committee, you will not forfeit any Kodak stock options, restricted stock or restricted stock units held by you on the date of your termination of employment or any award paid, or to be paid, to you under the Performance Stock Program.

5.   Continuous Employment

     A. In General. In order to receive the benefits described in Sections 2, 3 and 4 above, you must remain continuously employed by Kodak until December 31, 2002. Thus, except as provided in Section 5(B) below, if your employment terminates for any reason, whether voluntarily or involuntarily, prior to December 31, 2002, you will not be entitled to receive any of the benefits described in Sections 2, 3 or 4.

     B.   Termination For Other Than Cause or Death.  Notwithstanding
          Section 5(A) above to the contrary, if prior to December 31, 2002, Kodak terminates your employment for other than "Cause," as defined below, you will remain eligible for benefits described in Sections 2, 3 and 4. Notwithstanding Section 5(A) above to the contrary, if prior to December 31, 2002, your employment is terminated due to your death, you will remain eligible for benefits described in Sections 3 and 4.

     C.   Cause.  For purposes of this letter agreement, "Cause" will mean:

          i. your willful and continuous failure for a period of at least 90 calendar days following delivery to you of a written notification from Kodak's Chief Executive Officer or President to bring the usual, customary and reasonable functions of your position to a satisfactory level; or

          ii. your willful and continuous failure to follow a lawful written material directive of the Chief Executive Officer or President; or

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

6.   Severance Allowance

     A. In General. If prior to December 31, 2002, Kodak terminates your employment for reasons other than Cause, Kodak will, subject to your satisfaction of the terms of this letter agreement, provide you the severance allowance described in this Section
          6 in addition to the other benefits you will be entitled to under the terms of this letter agreement.

     B.   Amount.  Kodak will pay you a severance allowance equal to one
          (1) times your then "total target annual compensation" less the total amount of base salary paid to you during 2002 prior to your termination of employment. For this purpose, "total target annual compensation" means your then annual base salary plus your then target annual award under EXCEL. This severance allowance will be paid in equal consecutive bi-monthly payments over the one (1) year period commencing on the date of your termination of employment. Kodak will withhold from the severance allowance all income, payroll and employment taxes required by applicable law or regulation to be withheld.

     C.   Offset.  The severance allowance payable to you under this
          Section 6 will be reduced by the amount of any other termination, severance or separation pay, benefit or allowance paid to you by the Company as a result of your termination of employment.

     D. Not Benefits Bearing. In no event will any of the severance allowance be "benefits bearing." In other words, the amount of the severance allowance will not be taken into account, or considered for any reason, for purposes of determining any company provided benefits or compensation to which you may become eligible.

     E. Agreement, Waiver and Release. In order to receive the severance allowance under this Section 6, you must execute immediately prior to your termination of employment a waiver, general release and covenant not to sue in favor of Kodak (the "Agreement, Waiver and Release"), in a form satisfactory to the Vice President, Eastman Kodak Company and Director, Human Resources.

     F. Forfeiture. In the event that you violate any provision of this letter agreement, the Agreement, Waiver and Release or your Eastman Kodak Company Employees' Agreement, in addition to, and not in lieu of, any other remedies that Kodak may pursue against you, you will immediate forfeit any severance allowance payable to you under this Section 6 and, if already paid, you will immediately repay all amounts previously paid to you pursuant this section.

     G. EXCEL. If prior to December 31, 2002, Kodak terminates your employment for reasons other than Cause, you will remain eligible for an award under the EXCEL plan for 2002 based on your service during 2002. Any award payable to you will, however, be reduced by an amount equal to your target annual award under EXCEL for 2002 and paid to you at the same time the plan's other participants receive their awards for 2002.

7.   Non-Solicitation of Employees or Customers

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

                                    ***

Your signature below means that:

     1. You have had ample opportunity to discuss the terms and conditions of this letter agreement with advisors of your choice from among those types listed in Section 9(A) above, and as a result fully understand its terms and conditions; and

     2. You accept the terms and conditions set forth in this letter agreement; and

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

Very truly yours,



Daniel A. Carp

DAC:llh

I agree to the terms and conditions of this letter agreement.




Signed:  /s/  Michael P. Morley


Dated:

February 19, 2003

Michael P. Morley
(Address
Intentionally Omitted)

Re:  Amendment to March 13, 2001 Letter Agreement


Dear Mike:

By way of a letter agreement dated March 31, 2001 (the "March 31, 2001 Letter Agreement"), Eastman Kodak Company ("Kodak") entered into a retention agreement with you. The purpose of this letter, which will become an agreement once both you and Kodak sign it, is to amend the March 31, 2001 Letter Agreement in one respect.

1.    Discount Rate Protection

Section 2, entitled "Restricted Stock," of the March 31, 2001 Letter Agreement is amended in its entirety to read as follows:

     2.    Discount Rate Protection

     A. In General. In consideration for extending your employment until at least December 31, 2002, Kodak will pay you, subject to your satisfaction of all of the requirements of this letter agreement, the benefit described in this Section 2. For purposes of this letter agreement, the term "Retirement Date" means the date you retire under the terms of the Kodak Retirement Income Plan ("KRIP") which will be no earlier than January 1, 2003 and no later than January 1, 2004.

     B.   Preconditions.

          (i) That portion of the benefit described in Section 2(C)(i) below will only apply to that amount of your retirement income benefit under KRIP that you elect to receive in the form of a lump sum and file a valid spousal consent per Section 7.03(d) of KRIP.

          (ii) That portion of the benefit described in Section 2(C)(ii) below will only apply to that amount of your retirement income benefit under the Kodak Unfunded Retirement
               Income Plan ("KURIP") and Kodak Excess Retirement Income Plan ("KERIP") that you elect to receive in the form of a lump sum.

     C.   Description of Benefits.

          (i)  KRIP.  Kodak agrees to pay you the excess, if any, of:

               (a) your retirement income benefit paid in the form of a lump sum calculated as of the Retirement Date pursuant to the terms of KRIP as then in effect, except that the discount rate used for purposes of this calculation will be the discount rate that would have been used to calculate such benefit if you had retired effective as of January 1, 2003, minus

               (b) your retirement income benefit paid in the form of a lump sum calculated as of the Retirement Date pursuant to the terms of KRIP as then in effect.

          (ii) KURIP and KERIP. Kodak agrees to pay you the excess, if any, of:

               (a) your retirement income benefit paid in the form a lump sum calculated as of the Retirement Date pursuant to the terms of KURIP and KERIP as then in effect, except that the discount rate used for purposes of this calculation will be the discount rate that would have been used to calculate such benefits if you had retired effective as of January 1, 2003, minus

               (b) your retirement income benefit paid in the form a lump sum calculated as of the Retirement Date pursuant to the terms of KURIP and KERIP as then in effect.

     D. Form and Time of Payment. The amount of the benefit, if any, payable to you pursuant to this Section 2 will: (i) be paid in the form of a lump sum payment; (ii) be paid out of Kodak's general assets, not under KRIP; (iii) not be funded in any manner; and (iv) be included in your gross income as ordinary income, subject to all income, payroll and employment tax withholdings required to be made under all applicable federal, state and local law or regulation.

          With respect to that portion of the benefit, if any, attributable to Section 2(C)(i), to the extent you are subject to Federal or state income or payroll taxes thereon, Kodak will "gross up" the amount of such portion of the benefit at the applicable supplemental tax rate. That portion of the benefits, if any, attributable to Section 2(C)(ii) will not be grossed up for tax purposes.

2.    Remaining Terms of March 31, 2001 Letter Agreement

All of the remaining terms of the March 31, 2001 Letter Agreement, to the extent they are not inconsistent with the terms of this letter agreement, will remain in full force and effect, without amendment or modification.

                                    ***

You agree that this letter agreement supersedes and replaces any and all agreements or understandings whether written or oral that you may have with Kodak concerning the subject matter hereof; except, however, this letter does not in any way supersede or replace your Eastman Kodak Company Employee's Agreement.

You agree to keep the content and existence of this letter agreement confidential except that you may review it with your financial advisor, attorney and/or spouse. Upon such a disclosure, however, you agree to advise the recipient of the confidential nature of this letter agreement and the facts giving rise to it as well as the recipient's obligations to maintain the confidentiality of this letter agreement and the facts giving rise to it.

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


Very truly yours,




                              Robert L. Berman
                              Director, Human Resources
                              and Vice President
                              Eastman Kodak Company

RLB:llh


I accept the terms and conditions of this letter agreement.



Signed:  /s/  Michael P. Morley


Dated:

                                                             Exhibit (12)

Eastman Kodak Company and Subsidiary Companies
Computation of Ratio of Earnings to Fixed Charges
(in millions, except for ratios)

Year Ended December 31

                               2002      2001      2000      1999    1998

Earnings from continuing
 operations before
 provision for income
 taxes                       $  946    $  115    $2,132    $2,109  $2,106
Add:
  Interest expense              173       219       178       142     110
  Share of interest expense
   of 50% owned companies        10        14        16         8       7
  Interest component of
   rental expense (1)            53        42        52        47      50
  Amortization of
   capitalized interest          28        28        28        24      24
                             ------    ------    ------    ------  ------

  Earnings as adjusted       $1,210    $  418    $2,406    $2,330  $2,297
                             ======    ======    ======    ======  ======

Fixed charges
  Interest expense              173       219       178       142     110
  Share of interest expense
   of 50% owned companies        10        14        16         8       7
  Interest component of
   rental expense (1)            53        42        52        47      50
  Capitalized interest            3        12        40        36      41
                             ------    ------    ------    ------  ------
  Total fixed charges        $  239    $  287    $  286    $  233  $  208
                             ======    ======    ======    ======  ======
Ratio of earnings to
 fixed charges                 5.1x (2)  1.5x(3)   8.4x     10.0x(4) 11.0x

(1) Interest component of rental expense is estimated to equal 1/3 of such expense, which is considered a reasonable approximation of the interest factor.

(2) The ratio is 5.5x before deducting restructuring program charges of $114 million.

(3) The ratio is 3.8x before deducting restructuring program charges of $678 million.

(4) The ratio is 11.5x before deducting restructuring program charges of $350 million.

                                                              Exhibit (21)

Subsidiaries of Eastman Kodak Company
                                                        Organized
Companies Consolidated                                Under Laws of

Eastman Kodak Company                                  New Jersey
  Eastman Kodak International
    Sales Corporation                                  Barbados
  Cinesite, Inc.                                       Delaware
  FPC Inc.                                             California
  Qualex Inc.                                          Delaware
    Qualex Canada Photofinishing Inc.                  Canada
  Eastman Gelatine Corporation                         Massachusetts
  Research Systems, Inc.                               Colorado
  ENCAD, Inc.                                          Delaware
  Pakon, Inc.                                          Indiana
  Ofoto, Inc.                                          Delaware
  CustomerFirst Service & Support, Inc.                Delaware
  Lumisys Incorporated                                 Delaware
  Eastman Canada Inc.                                  Canada
    Kodak Canada Inc.                                  Canada
  Kodak Argentina S.A.I.C.                             Argentina
  Kodak Chilena S.A.F.                                 Chile
  Kodak Americas Miami Export Operations (KAMEO)       Delaware
  Kodak Panama, Ltd.                                   New York
  Kodak Americas, Ltd.                                 New York
  Kodak Venezuela, S.A.                                Venezuela
  Kodak (Near East), Inc.                              New York
  Kodak (Singapore) Pte. Limited                       Singapore
  Kodak Philippines, Ltd.                              New York
  Kodak Limited                                        England
    Cinesite (Europe) Limited                          England
    Kodak India Limited                                India
    Kodak International Finance Ltd.                   England
  Kodak Polska Sp.zo.o                                 Poland
  Kodak AO                                             Russia
  Kodak Ireland Limited                                Ireland
  Kodak-Pathe SA                                       France
  Kodak A.G.                                           Germany
  E. K. Holdings, B.V.                                 Netherlands
    Kodak Brasileira C.I.L.                            Brazil
    Kodak Nederland B.V.                               Netherlands
  Kodak Korea Limited                                  South Korea
  Kodak Far East Purchasing, Inc.                      New York
  Kodak New Zealand Limited                            New Zealand
  Kodak (Australasia) Pty. Ltd.                        Australia
  Kodak (South Africa) (Proprietary) Ltd.              South Africa
  Kodak (Kenya) Limited                                Kenya
  Kodak (Egypt) S.A.E.                                 Egypt
  Kodak (Malaysia) S.B.                                Malaysia
  Kodak Taiwan Limited                                 Taiwan

                                                              Exhibit (21)
                                                               (Continued)

                                                        Organized
Companies Consolidated                                Under Laws of

Eastman Kodak Company
  Eastman Kodak International Capital
    Company, Inc.                                      Delaware
    Kodak de Mexico S.A. de C.V.                       Mexico
    Kodak Export de Mexico, S. de R.L. de C.V.         Mexico
    Kodak Mexicana S.A. de C.V.                        Mexico
    N.V. Kodak S.A.                                    Belgium
    Kodak a.s.                                         Denmark
    Kodak Norge A/S                                    Norway
    Kodak SA                                           Switzerland
    Kodak (Hong Kong) Limited                          Hong Kong
    Kodak (Thailand) Limited                           Thailand
  Kodak G.m.b.H.                                       Austria
  Kodak Kft.                                           Hungary
  Kodak Oy                                             Finland
  Kodak S.p.A.                                         Italy
  Kodak Portuguesa Limited                             New York
  Kodak S.A.                                           Spain
  Kodak AB                                             Sweden
  Eastman Kodak S.A.                                   Switzerland
  Kodak Japan Ltd.                                     Japan
    K.K. Kodak Information Systems                     Japan
  Kodak Japan Industries Ltd.                          Japan
  Kodak (China) Limited                                Hong Kong
  Kodak Electronic Products (Shanghai) Co., Ltd.       China
  Kodak (China) Co. Ltd.                               China
  Kodak (WUXI) Co. Ltd.                                China
  Kodak Xiamen Ltd.                                    China
  Kodak (China) Investment Company Limited             China
  Kodak Shanghai International Trading                 China
  Kodak Shanghai Da Hai Camera Co., Ltd.               China

Note: Subsidiary Company names are indented under the name of the parent company.

                                                         Exhibit (99.1)
                         CERTIFICATION PURSUANT TO
                          18 U.S.C. Section 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Eastman Kodak Company (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel A. Carp, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:
     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Daniel A. Carp
Daniel A. Carp
Chief Executive Officer
March 14, 2003

                                                         Exhibit (99.2)
                         CERTIFICATION PURSUANT TO
                          18 U.S.C. Section 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Eastman Kodak Company (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert H. Brust, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:
     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert H. Brust
Robert H. Brust
Chief Financial Officer
March 14, 2003

                                                            Exhibit (23)

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-48258, No. 33-49285, No. 33-64453, and No. 333-31759), Form S-4 (No. 33-
48891 and No. 333-74572), and S-8 (No. 33-5803, No. 33-35214, No. 33-
56499, No. 33-65033, No. 33-65035, No. 333-57729, No. 333-57659, No. 333-
57663, No. 333-57665, No. 333-23371, No. 333-43526, and No. 333-43524), of
Eastman Kodak Company of our report dated March 13, 2003, relating to the financial statements and financial statement schedule, which appears in this Annual Report on Form 10-K.




PricewaterhouseCoopers LLP
Rochester, New York
March 14, 2003