Form 10-Q
period 2003-03-31
EASTMAN KODAK CO
filed 2003-04-24
CIK 31235

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                        FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2003
                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                        March 31, 2003
Common Stock, $2.50 par value                  286,487,026

                       Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

                                       Three Months Ended
                                            March 31
                                       ------------------
                                          2003       2002

Net sales                              $ 2,740     $2,706
Cost of goods sold                       1,916      1,846
                                        ------     ------
   Gross profit                            824        860

Selling, general and
 administrative expenses                   566        540
Research and development costs             194        187
Restructuring costs and other               32          -
                                        ------     ------
Earnings from continuing
 operations before interest,
 other charges, and income
 taxes                                      32        133

Interest expense                            37         44
Other charges                               21         31
                                        ------     ------
(Loss) earnings from continuing
 operations before income taxes            (26)        58
(Benefit) provision for income taxes       (23)        17
                                        ------     ------
(Loss) earnings from continuing
 operations                                 (3)        41

Earnings (loss) from discontinued
 operations, net of income tax benefit
 of $1 for the three months ended
 March 31, 2002                             15         (2)
                                        ------     ------
NET EARNINGS                            $   12     $   39
                                        ======     ======

Basic and diluted net (loss) earnings
  per share:
  Continuing operations                 $ (.01)    $  .14
  Discontinued operations                  .05       (.01)
                                        ------     ------
  Total                                 $  .04     $  .13
                                        ======     ======


Number of common shares used in
 basic (loss) earnings per share         286.3      291.3
Incremental shares from
 assumed conversion of options             0.3        0.0
                                        ------     ------
Number of common shares used in
 diluted (loss) earnings per share       286.6      291.3
                                        ======     ======

Cash dividends per share                $    0     $    0
                                        ======     ======

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS (Continued)
(in millions)


                                       Three Months Ended
                                            March 31
                                       ------------------
                                          2003       2002


CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of year                                $7,611     $7,431
Net earnings                                12         39
Loss from issuance of treasury stock       (14)       (25)
                                        ------     ------
Retained Earnings
 at end of quarter                      $7,609     $7,445
                                        ======     ======
------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                          March 31,        Dec. 31,
                                             2003            2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   597         $   569
Receivables, net                            2,073           2,234
Inventories, net                            1,197           1,062
Deferred income taxes                         534             512
Other current assets                          164             157
                                          -------         -------
 Total current assets                       4,565           4,534
                                          -------         -------
Property, plant and equipment, net          5,336           5,420
Goodwill, net                                 981             981
Other long-term assets                      2,433           2,434
                                          -------         -------
 TOTAL ASSETS                             $13,315         $13,369
                                          =======         =======
-----------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current
  liabilities                             $ 3,179         $ 3,351
Short-term borrowings                       1,659           1,442
Accrued income taxes                          513             584
                                          -------         -------
 Total current liabilities                  5,351           5,377

OTHER LIABILITIES
Long-term debt, net of current portion      1,045           1,164
Postretirement liabilities                  3,406           3,412
Other long-term liabilities                   649             639
                                          -------         -------
 Total liabilities                         10,451          10,592

SHAREHOLDERS' EQUITY
Common stock at par                           978             978
Additional paid in capital                    849             849
Retained earnings                           7,609           7,611
Accumulated other comprehensive loss         (709)           (771)
Unearned restricted stock                      (4)              -
                                          -------         -------
                                            8,723           8,667
Less: Treasury stock at cost                5,859           5,890
                                          -------         -------
 Total shareholders' equity                 2,864           2,777
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $13,315         $13,369
                                          =======         =======
-----------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

                                                 Three Months Ended
                                                       March 31
                                                 ------------------
                                                     2003    2002


Cash flows relating to operating activities:
Net earnings                                       $   12  $   39
Adjustments to reconcile to
net cash provided by operating activities:
  (Gain) loss from discontinued operations            (15)      2
  Equity in losses from unconsolidated affiliates      23      22
  Depreciation and amortization                       202     185
  Provision for deferred taxes                         10       2
  Decrease in receivables                             155     144
  Increase in inventories                            (116)    (52)
  Decrease in liabilities excluding borrowings       (211)   (224)
  Other items, net                                     27     (34)
                                                   ------  ------
    Total adjustments                                  75      45
                                                   ------  ------
    Net cash provided by continuing
     operations                                        87      84
                                                   ------  ------
    Net cash provided by (used in)
     discontinued operations                           19      (2)
                                                   ------  ------
    Net cash provided by operating activities         106      82
                                                   ------  ------

Cash flows relating to investing activities:
  Additions to properties                            (111)    (92)
  Acquisitions, net of cash acquired                  (54)     (6)
  Investments in unconsolidated affiliates            (20)    (32)
  Marketable securities - purchases                   (19)    (31)
  Marketable securities - sales                        17      17
                                                   ------  ------
    Net cash used in investing activities            (187)   (144)
                                                   ------  ------

Cash flows relating to financing activities:
  Net increase in borrowings
   with original maturity of
   90 days or less                                    264     221
  Proceeds from other borrowings                      193     289
  Repayment of other borrowings                      (365)   (386)
  Exercise of employee stock options                   12       3
                                                   ------  ------
    Net cash provided by financing activities         104     127
                                                   ------  ------

Effect of exchange rate changes on cash                 5      (2)
                                                   ------  ------

Net increase in cash and cash
 equivalents                                           28      63
Cash and cash equivalents, beginning of year          569     448
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  597  $  511
                                                   ======  ======

-----------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Eastman Kodak Company and its subsidiaries (the Company). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 impacts the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003. The Company primarily accounts for employee termination actions under SFAS No. 112, which requires recording when such charges are probable and estimable. As such, the adoption of SFAS No. 146 did not have an impact in the quarter, as there were no significant one-time severance actions or other exit costs.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a rollforward of the entity's product warranty liabilities. The disclosure provisions of FIN 45 were effective for financial statements of interim periods or annual periods ending after December 15, 2002. In addition, the Company adopted the recognition provisions of FIN 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows. See Note 7, "Guarantees."

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently waiting for the EITF to complete its deliberations on certain implementation provisions to finalize its evaluation of the effect that the adoption of EITF No. 00-21 will have on its financial position, results of operations and cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. See
Note 5, "Variable Interest Entities" for these disclosures. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its financial position, results of operations and cash flows.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period to conform to the 2003 presentation.
-----------------------------------------------------------------------

NOTE 2: RECEIVABLES, NET
(in millions)                               March 31,   December 31,
                                              2003         2002

Trade receivables                           $1,714       $1,896
Miscellaneous receivables                      359          338
                                            ------       ------
 Total (net of allowances of $125 and $137) $2,073       $2,234
                                            ======       ======

Of the total trade receivable amounts of $1,714 million and $1,896 million as of March 31, 2003 and December 31, 2002, respectively, approximately $344 million and $371 million are expected to be settled through customer deductions in lieu of cash payment. However, because the legal right of set off does not exist for such deductions, which represent rebates owed to the customer, these amounts are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

-----------------------------------------------------------------------

NOTE 3:  INVENTORIES, NET
(in millions)                               March 31,   December 31,
                                              2003         2002


         Finished goods                     $  934       $  831
         Work in process                       330          322
         Raw materials and supplies            308          301
                                            ------       ------
                                             1,572        1,454
         LIFO reserve                         (375)        (392)
                                            ------       ------
           Total                            $1,197       $1,062
                                            ======       ======

-------------------------------------------------------------------------

NOTE 4:  INCOME TAXES

The Company's annual effective tax rate was estimated to be 26% and 29% for the three month periods ended March 31, 2003 and 2002, respectively. In addition, for the period ended March 31, 2003, discrete period tax benefits of $37 million were recorded in connection with the following items, all of which are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate: net focused cost reduction charges of $46 million; a $21 million charge for purchased in-process research and development costs; and a $12 million charge relating to an intellectual property settlement. In addition, the discrete period items also include a tax benefit of $8 million, as described below, relating to the donation of intellectual property.

During the three months ended March 31, 2003, the Company entered into an agreement whereby intellectual property in the form of technology patents was donated to a tax-qualified organization. The net book value of the intellectual property was not material. Based on an external determination of fair value, the related technology resulted in a tax benefit of approximately $8 million, which the Company recorded in the three months ended March 31, 2003.

-----------------------------------------------------------------------

NOTE 5:  VARIABLE INTEREST ENTITIES

As a result of its continuing evaluation of the effect that the adoption of FIN 46 will have on the Company's financial position, results of operations and cash flows, the Company believes that it is reasonably possible that its equity investments in Express Stop Financing (ESF), NexPress, Phogenix and SK Display, relating to which Kodak's interests therein were all created or obtained prior to February 1, 2003, will qualify as variable interest entities. ESF is an operating entity formed to provide a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit (see Note 6 under "Other Commitments and Contingencies"). NexPress, Phogenix and SK Display are each operating entities that were formed to develop, manufacture and commercialize specific imaging products and equipment for sale to customers. Total assets for ESF, NexPress, Phogenix and SK Display as of March 31, 2003 were approximately $498 million, $158 million, $18 million and $7 million, respectively. The Company's estimated maximum exposure to loss as a result of its continuing involvement with ESF, NexPress, Phogenix and SK Display are $66 million, $125 million, $42 million and $110 million, respectively. The maximum exposure to loss represents the sum of the carrying value of the Company's investment balances as of March 31, 2003, the estimated amounts that Kodak intends to or is committed to fund in the future for each of these potential variable interest entities and the maximum amount of debt guarantees under which the Company could potentially be required to perform.

The Company has not created or obtained an interest in any variable interest entities after January 31, 2003.
-----------------------------------------------------------------------

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Environmental

At March 31, 2003, the Company's undiscounted accrued liabilities for environmental remediation costs amounted to $145 million and are reported in other long-term liabilities in the accompanying
Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site. At March 31, 2003, estimated future investigation and remediation costs of $66 million are accrued on an undiscounted basis by the Company and are included in the $145 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. At March 31, 2003, estimated future remediation costs of $48 million are accrued on an undiscounted basis and are included in the $145 million reported in other long-term liabilities.

The Company has obligations relating to two former manufacturing sites located outside the United States. The Company's obligations with respect to these two sites include an estimate of its cost to repurchase one of the sites and demolish the buildings in preparation for its reuse. At March 31, 2003, estimated future investigation, remediation and monitoring costs of $26 million are accrued on an undiscounted basis and are included in the $145 million reported in other long-term liabilities.

Additionally, the Company has approximately $5 million accrued on an undiscounted basis in the $145 million reported in other long-term liabilities at March 31, 2003 for remediation relating to other facilities, which are not material to the Company's financial position, results of operations, cash flows or competitive position.

Cash expenditures for many of the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for each site. For these known environmental exposures, the accrual reflects the Company's best estimate of the amount it will incur under the agreed-upon or proposed work plans. The Company's cost estimates were determined using the ASTM Standard E 2137-01 "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters," and have not been reduced by possible recoveries from third parties. The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites. The projects are closely monitored and the models are reviewed as significant events occur or at least once per year. The Company's estimate includes equipment and operating costs for remediation and long-term monitoring of the sites. The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $27 million over the next six years. These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at March 31, 2003.

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

Other Commitments and Contingencies

In connection with the Company's investment in China that began in 1998, certain unaffiliated entities invested in two Kodak consolidated companies with the opportunity to put their minority interests to Kodak at any time after the third anniversary, but prior to the tenth anniversary, of the date on which the two companies were established. The total exercise price in connection with the remaining put options, which increases at a rate of 2% per annum, is approximately $60 million at March 31, 2003. The Company expects that approximately $16 million of the remaining $60 million in total put options will be exercised and the related cash payments will occur over the next nine months.

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in ESF, which is a joint venture partnership between Qualex and Dana Credit Corporation (DCC), a wholly owned subsidiary of Dana Corporation. Qualex accounts for its investment in ESF under the equity method of accounting. ESF provides a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit. As part of the operations of its photofinishing business, Qualex sells equipment under a sales-type lease arrangement and records a long-term receivable. These long-term receivables are subsequently sold to ESF without recourse to Qualex. ESF incurs long-term debt to finance the purchase of the receivables from Qualex. This debt is collateralized solely by the long-term receivables purchased from Qualex, and, in part by, a $60 million guarantee from DCC. Qualex provides no guarantee or collateral to ESF's creditors in connection with the debt, and ESF's debt is non-recourse to Qualex. Qualex's only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases. Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor (the Vendor) to fulfill its servicing obligations under the leases. This risk is attributable to the fact that, throughout 2002, the Vendor was experiencing financial difficulty which ultimately resulted in its filing for bankruptcy on December 24, 2002. Since that time, certain of its affiliates have also filed for bankruptcy in the various countries in which they are organized. Although the lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $445 million at March 31, 2003.

To mitigate the risk of not being able to fulfill its service obligations, Qualex built up its inventory of these spare parts during 2002 and began refurbishing used parts. To further mitigate its exposure, effective April 3, 2002, Kodak entered into certain agreements with the Vendor under which the Company paid $19 million for a license relating to the spare parts intellectual property, an equity interest in the Vendor and an entity created to hold intellectual property and certain other assets conveyed by the Vendor and its affiliates related to spare parts, and an arrangement to purchase spare parts from the Vendor or its affiliates. After entering into these arrangements, the Company obtained the documentation and specifications of the parts it sourced solely from the Vendor and a comprehensive supplier list for the parts the Vendor sourced from other suppliers. However, under these arrangements, Kodak had a use restriction, which precluded the Company from manufacturing a limited number of parts that were covered by patents owned by the Vendor and from purchasing such parts directly from the Vendor's suppliers. This use restriction would be effective until certain triggering events occurred, the most significant of which was the filing for bankruptcy by the Vendor. As indicated above, the Vendor filed for bankruptcy on December 24, 2002. There is the possibility that the arrangements that the Company entered into with the Vendor could be challenged as part of the bankruptcy process. However, the Company believes that it has a strong legal position with respect to the agreements and is taking the necessary steps to obtain the rights to gain access to the Vendor's tooling to facilitate the manufacture of the parts previously produced by the Vendor. Additionally, the Company has begun to source parts directly from the Vendor's suppliers. Accordingly, the Company does not anticipate any significant situations where it would be unable to fulfill its service obligations under the arrangement with ESF.

ESF is currently operating under the amended Receivables Purchase Agreement (RPA), which provides for maximum borrowings up to $370 million. Total outstanding borrowings under the RPA at March 31, 2003 were $295 million. The amended RPA extends through July 2003, at which time the RPA can be extended or terminated. If the RPA were terminated, Qualex would no longer be able to sell its lease receivables to ESF and would need to find an alternative financing solution for future sales of its photofinishing equipment. The term of the ESF partnership agreement between the Company and DCC continues through October 6, 2003. In light of the timing of the partnership termination, Qualex plans to utilize the services of Eastman Kodak Credit Corporation, a wholly owned subsidiary of General Electric Capital Corporation, as an alternative financing solution for prospective leasing activity with its customers.

At March 31, 2003, the Company had outstanding letters of credit totaling $99 million and surety bonds in the amount of $97 million primarily to ensure the completion of environmental remediations and payment of possible casualty and workers' compensation claims.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position, results of operations or cash flows.
-----------------------------------------------------------------------

NOTE 7:  GUARANTEES

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At March 31, 2003, these guarantees totaled a maximum of $317 million, with outstanding guaranteed amounts of $148 million. The maximum guarantee amount includes guarantees of up to: $160 million of debt for Kodak Polychrome Graphics (KPG), an unconsolidated affiliate in which the Company has a 50% ownership interest ($77 million outstanding); $6 million for other unconsolidated affiliates and third parties ($6 million outstanding); and $151 million of customer amounts due to banks in connection with various banks' financing of customers' purchase of products and equipment from Kodak ($65 million outstanding). The KPG debt facility and the related guarantee mature on December 31, 2005, but may be renewed at KPG's, the joint venture partners' and the bank's discretion. The guarantees for the other unconsolidated affiliates and third party debt mature between May 1, 2003 and May 31, 2005 and are not expected to be renewed. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to 3 years for long-term equipment financing arrangements. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. In some cases, particularly with guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee. This activity is not material. Management believes the likelihood is remote that material payments will be required under these guarantees. With respect to the guarantees that the Company issued in the three months ended March 31, 2003, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors. Through internal analysis and external valuations, the Company determined that the fair value of the guarantees was not material to the Company's financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries. The maximum amount guaranteed is $792 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $600 million. These guarantees expire in 2003 through 2005 with the majority expiring in 2003.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest. As of March 31, 2003, the Company has not been required to guarantee any of SK Display Corporation's outstanding debt.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the three months ended March 31, 2003 was not material to the Company's financial position, results of operations or cash flows.

Warranty Costs

The Company has warranty obligations in connection with the sale of its equipment. The original warranty period for equipment products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from December 31, 2002 to March 31, 2003 was as follows:

(in millions)

Accrued warranty obligations at December 31, 2002         $43
Actual warranty experience during Q1 2003                 (12)
Q1 2003 warranty provisions                                12
Adjustments for changes in estimates                        -
                                                           --
Accrued warranty obligations at March 31, 2003            $43
                                                          ===

The Company also offers extended warranty arrangements to its customers that are generally one year, but may range from three months to three years after the original warranty period. The Company provides both repair services and routine maintenance services under these arrangements. The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Costs incurred under these extended warranty arrangements for the three months ended March 31, 2003 amounted to $45 million. The change in the Company's deferred revenue balance in relation to these extended warranty arrangements was as follows:

(in millions)

Deferred revenue at December 31, 2002                   $ 103
New extended warranty arrangements in Q1 2003              92
Recognition of extended warranty arrangement
 revenue in Q1 2003                                       (74)
                                                        -----
Deferred revenue at March 31, 2003                      $ 121
                                                        =====
-----------------------------------------------------------------------

NOTE 8:  INTELLECTUAL PROPERTY SETTLEMENT

On April 3, 2003, the Company entered into a settlement agreement with a third party with respect to alleged infringement of certain technology.  The settlement amount of approximately $12 million has been included in selling, general and administrative expenses in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2003.
--------------------------------------------------------------------------

NOTE 9:  RESTRUCTURING COSTS AND OTHER

The Company periodically announces planned restructuring programs (Programs), which often consist of a number of restructuring initiatives. These Program announcements provide estimated ranges relating to the number of positions to be eliminated and the total restructuring charges to be incurred. The actual charges for initiatives under a Program are recorded in the period in which the Company commits to formalized restructuring plans or executes the specific actions contemplated by the Program and all criteria for restructuring charge recognition under the applicable accounting guidance have been met.

During the fourth quarter of 2002, the Company announced a planned Program consisting of a number of focused cost reductions designed to deploy manufacturing assets more effectively in order to provide competitively-priced products to the global market. In the announcement, the Company discussed the restructuring initiatives under its Fourth Quarter, 2002 Restructuring Program that would begin in the fourth quarter of 2002 and extend into 2003. These initiatives are expected to affect a total of 1,300 to 1,700 positions worldwide, including approximately 150 positions in the Company's U.S. research and development organizations, 500 positions in its U.S. one-time-use camera assembly operations, 300 positions in its Mexico sensitizing operations and 550 positions in its global manufacturing and logistics organization. Specific initiatives included the relocation of the one-time-use camera assembly operations in Rochester, New York and the graphic arts and x-ray film sensitizing operations in Mexico to other Kodak locations. In addition to the initiatives contemplated to eliminate 1,300 to 1,700 positions, as described above, in the fourth quarter of 2002, as a result of declining photofinishing volumes, the Company implemented additional initiatives to close certain central photofinishing labs in the U.S. and EAMER and to reduce selling, general and administrative positions on a worldwide basis.

The total restructuring charge for continuing operations recorded in the fourth quarter of 2002 for these initiatives was $116 million, which was composed of severance, inventory write-downs, long-lived asset impairments and exit costs of $55 million, $7 million, $37 million and $17 million, respectively. The severance charge related to the termination of 1,150 employees, including approximately 525 manufacturing and logistics, 300 service and photofinishing, 175 administrative and 150 research and development positions.

The geographic composition of the 1,150 employees terminated included approximately 775 in the United States and Canada and 375 throughout the rest of the world. The charge for the long-lived asset impairments includes the write-off of $13 million relating to equipment used in the manufacture of cameras and printers, $13 million for sensitized manufacturing equipment, $5 million for lab equipment used in photofinishing and $6 million for other assets that were scrapped or abandoned immediately. The reduction of 1,150 employees and the restructuring charge of $116 million are reflected in the Fourth Quarter, 2002 Restructuring Program table below. These amounts exclude the fourth quarter termination of 150 employees and the restructuring charges relating to the shutdown of Kodak Global Imaging, Inc., as these charges were reflected in the loss from discontinued operations for the year ended December 31, 2002.

During the first quarter of 2003, the Company recorded an additional severance charge of $16 million in continuing operations relating to 450 positions that were contemplated under its Fourth Quarter, 2002 Restructuring Program. The reduction of 450 positions and the related severance charge of $16 million are reflected in the Fourth Quarter, 2002 Restructuring Program table below.

In the early part of the first quarter of 2003, as part of its continuing focused cost-reduction efforts, the Company announced that it intended to further reduce employment within a range of 2,300 to 2,900 in 2003, of which 1,800 to 2,200 represented new initiatives under its First Quarter, 2003 Restructuring Program with the balance for initiatives remaining under its Fourth Quarter, 2002 Restructuring Program, as described above. A significant portion of these new initiatives relate to the rationalization of the Company's photofinishing operations in the U.S. and Europe. Specifically, as a result of declining film and photofinishing volumes and in response to global economic and political conditions, the Company began to implement initiatives to 1) close certain photofinishing operations in the U.S. and EAMER, 2) rationalize manufacturing capacity by eliminating manufacturing positions on a worldwide basis and 3) eliminate selling, general and administrative positions, particularly in the Photography segment.

The total restructuring charge for continuing operations recorded in the first quarter of 2003 relating to the First Quarter, 2003 Restructuring Program was $28 million, which represented severance charges relating to 425 positions that are being eliminated. The reduction of 425 positions and the total restructuring charge of $28 million is reflected in the First Quarter, 2003 Restructuring Program table below.

The total severance charge of $44 million recorded in the first quarter of 2003 relating to the Fourth Quarter, 2002 and the First Quarter, 2003 Restructuring Programs, represents the total termination of 875 employees, including approximately 450 manufacturing and logistics, 250 administrative and 175 photofinishing positions. The geographic composition of the employees terminated include approximately 425 in the United States and Canada and 450 throughout the rest of the world. Severance payments will be paid during the period from 2003 through 2005 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time.

As a result of initiatives implemented under the Fourth Quarter, 2002 Restructuring Program, the Company recorded $14 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2003. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144 and was comprised of $8 million relating to equipment used in the manufacture of cameras, $5 million for lab equipment used in photofinishing and $1 million for sensitized manufacturing equipment that will be used until their abandonment in 2003. The Company will incur accelerated depreciation charges of $6 million and $3 million in the second and third quarters, respectively, of 2003 as a result of the initiatives implemented under the Fourth Quarter, 2002 Restructuring Program.

With respect to the Fourth Quarter, 2002 Restructuring Program, the Company anticipates completing the relocation of the U.S. one-time-use camera assembly operation and Mexico sensitizing operations by the end of 2003. Such initiatives are expected to result in the elimination of an additional 200 to 300 positions with anticipated charges in the range of $5 million to $10 million. The remaining initiatives that the Company anticipates implementing under the First Quarter, 2003 Restructuring Program comprise approximately 1,300 to 1,700 position eliminations, asset dispositions and other exit costs. The total charge for these actions is expected to be in the range of $60 million to $80 million.

In connection with the charges taken under the First Quarter, 2003 and Fourth Quarter, 2002 Restructuring Programs, the Company has 775 positions remaining to be eliminated as of March 31, 2003. These positions will be eliminated as the Company completes the closure of photofinishing labs and completes the planned downsizing of manufacturing and administrative positions. These positions are expected to be eliminated by the end of 2003. Severance payments will continue beyond 2003 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time. The Company expects the initiatives contemplated by the reserve for exit costs to be completed by the end of 2003. Most exit costs are expected to be paid during 2003.
However, certain costs, such as long-term lease payments, will be paid over periods after 2003.

                 First Quarter, 2003 Restructuring Program

The following table summarizes the activity with respect to the restructuring charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balance in the related restructuring reserves at March 31, 2003:

(dollars in millions)

                      Number of    Severance
                      Employees     Reserve     Total
                      ---------    --------    -------
Q1, 2003 charges            425      $  28     $   28
Q1, 2003 utilization       (150)        (2)        (2)
                          -----      -----     ------
Balance at 3/31/03          275      $  26     $   26
                          =====      =====     ======

The $28 million was reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2003. The severance costs require the outlay of cash.


                Fourth Quarter, 2002 Restructuring Program

The following table summarizes the activity with respect to the restructuring and asset impairment charges recorded in connection with the focused cost reductions that were announced in the fourth quarter of 2002 and the remaining balance in the related restructuring reserves at March 31, 2003:

(dollars in millions)
                                                   Long-
                                                   lived
                                                   Asset    Exit
                   Number of Severance Inventory Impair- Costs Employees Reserve Write-downs ments Reserve Total
                   ---------  -------   -------   ------- -------  -----
Q4, 2002 charges       l,l50    $  55    $  7      $ 37    $ 17    $ 116
Q4, 2002 utilization    (250)      (2)     (7)      (37)      -      (46)
                      ------    -----    ----      ----    ----    -----
Balance at 12/31/02      900       53       -         -      17       70
Q1, 2003 charges         450       16       -         -       -       16
Q1, 2003 utilization    (850)     (24)      -         -      (2)     (26)
                      ------    -----    ----      ----    ----    -----
Balance at 3/31/03       500    $  45    $  -      $  -    $ 15    $  60
                      ======    =====    ====      ====    ====    =====

The charges taken in the first quarter of 2003 for severance of $16 million was reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2003. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items.

                          2001 Restructuring Programs

At December 31, 2002 the Company had remaining severance and exit cost reserves of $67 million and $18 million, respectively, relating to the restructuring plans it implemented during 2001. During the first quarter of 2003, the Company completed the severance actions associated with the 2001 Restructuring Programs and recorded a reversal of $12 million of reserves through restructuring costs and other in the accompanying Consolidated Statement of Operations. The completion of the 2001 Restructuring Programs resulted in the elimination of the remaining 200 positions included in the original plans. A total of 6,425 personnel were terminated under the 2001 Restructuring Programs.

The remaining severance reserve of $34 million as of March 31, 2003 has not been paid since, in many instances, the terminated employees could elect or were required to receive their severance payments over an extended period of time. However, substantially all of these payments will be made by the end of 2003. Most of the remaining exit cost reserves of $16 million as of March 31, 2003 are expected to be utilized during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003. Cost savings related to the 2001 restructuring plans approximated $450 million.
-----------------------------------------------------------------------

NOTE 10:  EARNINGS PER SHARE

Options to purchase 24.7 million and 23.9 million shares of common stock at weighted average per share prices of $60.07 and $61.42 for the three months ended March 31, 2003 and 2002, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods.
-----------------------------------------------------------------------

NOTE 11:  STOCKHOLDERS' EQUITY

$2.50 par value, 950 million shares authorized, 391 million shares issued at March 31, 2003 and December 31, 2002. Treasury stock at cost consists of approximately 105 million shares at both March 31, 2003 and December 31, 2002.

The Company accounts for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

(in millions, except per share data)
                                        Three Months Ended
                                            March 31
                                        ------------------
                                         2003        2002

Net income, as reported                 $  12      $   39

Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 method for all awards, net
 of related tax effects                    (4)        (26)
                                        -----       -----
Pro forma net income                    $   8      $   13
                                        =====       =====
Earnings per share:
  Basic and diluted - as reported       $ .04      $  .13
  Basic and diluted - pro forma         $ .03      $  .04

The total stock-based employee compensation expense amount for the three months ended March 31, 2002 of $26 million, net of taxes, includes a net of tax expense impact of $34 million representing the unamortized compensation cost of the options that were canceled in the first quarter of 2002 in connection with the 2002 voluntary stock option exchange program. This charge was partially offset by reversals of compensation expense related to forfeitures occurring in the three months ended March 31, 2002, which amounted to $23 million, net of taxes.
-----------------------------------------------------------------------

NOTE 12:  COMPREHENSIVE INCOME
(in millions)

                                        Three Months Ended
                                            March 31
                                        ------------------
                                         2003        2002


Net income                               $ 12       $  39

Unrealized gains on
 available-for-sale
 securities                                 2           2

Realized and unrealized
 (losses) gains from
 hedging activity                          (2)          8

Currency translation
 adjustments                               61         (32)
                                         ----       -----
Total comprehensive income              $  73       $  17
                                         ====       =====
-----------------------------------------------------------------------

NOTE 13: ACQUISITIONS

The Company had a commitment under a put option arrangement with Burrell Colour Lab (BCL), an unaffiliated company, whereby the shareholders of BCL had the ability to put 100% of the stock to Kodak for total consideration, including the assumption of debt, of approximately $63 million. The option first became exercisable on October 1, 2002 and was ultimately exercised during the Company's fourth quarter ended December 31, 2002. Accordingly, on February 5, 2003, the Company acquired BCL for a total purchase price of approximately $63 million, which was composed of approximately $54 million in cash and $9 million in assumed debt.

During the three months ended March 31, 2003, the Company paid approximately $21 million for the rights to certain technology. As this technology is still in the development phase and is not yet ready for commercialization, it qualified as in-process research and development. Additionally, management determined that there are no alternative future uses for this technology. Accordingly, the entire purchase price was expensed in the quarter as research and development costs in the accompanying Consolidated Statement of Earnings.
-----------------------------------------------------------------------

NOTE 14:  DISCONTINUED OPERATIONS

During the three month period ended March 31, 2003, the Company repurchased certain properties that were initially sold in connection with the 1994 divestiture of Sterling Winthrop Inc., which represented a portion of the Company's non-imaging health businesses. The repurchase of these properties will allow the Company to directly manage the environmental remediation that the Company is required to perform in connection with those properties, which will result in better overall cost control (See Note 6, "Commitments and Contingencies"). In addition, the repurchase eliminated the uncertainty regarding the recoverability of tax benefits associated with the indemnification payments that were previously being made to the purchaser. Accordingly, the Company reversed a tax reserve of approximately $15 million through earnings from discontinued operations in the accompanying Consolidated Statement of Earnings, which was previously established through discontinued operations.

During the three month period ended March 31, 2003, the Company received cash relating to the favorable outcome of litigation associated with the 1994 sale of Sterling Winthrop Inc. The related gain of $19 million was recognized in loss from discontinued operations in the Consolidated Statement of Earnings for the year ended December 31, 2002. The cash receipt is reflected in the net cash provided by (used in) discontinued operations component in the accompanying Consolidated Statement of Cash Flows for the three months ended March 31, 2003.

The net loss from discontinued operations of $2 million in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2002 reflects the loss from operations of Kodak Global Imaging, Inc., a wholly owned subsidiary of Kodak.
-----------------------------------------------------------------------

NOTE 15:  SEGMENT INFORMATION

The Company has three reportable segments: Photography; Health Imaging; and Commercial Imaging. The balance of the Company's operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

Segment financial information is shown below.

                                        Three Months Ended
                                             March 31
                                        ------------------
(in millions)                            2003       2002

Net sales from continuing operations:
Photography                            $1,798     $1,814
Health Imaging                            549        521
Commercial Imaging                        372        347
All Other                                  21         24
                                       ------     ------
Consolidated total                     $2,740     $2,706
                                       ======     ======



Earnings (loss) from continuing
 operations before interest,
 other charges, and income taxes:
Photography                            $  (46)    $   16
Health Imaging                            109         76
Commercial Imaging                         44         48
All Other                                 (17)        (7)
                                        ------    ------
  Total of segments                        90        133

Restructuring costs and other             (46)         -
Intellectual property settlement          (12)         -
                                        ------    ------
Consolidated total                     $   32     $  133
                                        ======    ======



(Loss) earnings from
 continuing operations:
Photography                            $  (35)    $    3
Health Imaging                             80         50
Commercial Imaging                         20         24
All Other                                 (14)        (6)
                                       ------     ------
  Total of segments                        51         71

Restructuring costs and other             (46)         -
Intellectual property settlement          (12)         -
Interest expense                          (37)       (44)
Tax benefit - donation
 of patents                                 8          -
Other corporate items                       3          2
Income tax effects on
 above items and taxes
 not allocated to segments                 30         12
                                       ------     ------
  Consolidated total                   $   (3)    $   41
                                       ======     ======
--------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except per share data)

                                       Three Months Ended
                                            March 31
                                      --------------------
                                      2003    2002  Change

Net sales                           $2,740  $2,706   +  1%
Earnings from continuing operations
 before interest, other charges,
 and income taxes                       32     133   - 76
(Loss) earnings from continuing
 operations                             (3)     41   -107
Net earnings                            12      39   - 69
Basic and diluted earnings (loss)
 per share:
  Continuing operations               (.01)    .14
  Discontinued operations              .05    (.01)
     Total                             .04     .13   - 69


Net Sales from Continuing Operations by Reportable Segment and All
Other
(in millions)

                                        Three Months Ended
                                             March 31
                                      ---------------------
                                      2003    2002   Change

Photography
  Inside the U.S.                   $  687  $  799    -14%
  Outside the U.S.                   1,111   1,015    + 9
                                    ------  ------    ---
Total Photography                    1,798   1,814    - 1
                                    ------  ------    ---

Health Imaging
  Inside the U.S.                      238     248    - 4
  Outside the U.S.                     311     273    +14
                                    ------  ------    ---
Total Health Imaging                   549     521    + 5
                                    ------  ------    ---

Commercial Imaging
  Inside the U.S.                      213     189    +13
  Outside the U.S.                     159     158    + 1
                                    ------  ------    ---
Total Commercial Imaging               372     347    + 7
                                    ------  ------    ---

All Other
  Inside the U.S.                       11      11      0
  Outside the U.S.                      10      13    -23
                                    ------  ------    ---
Total All Other                         21      24    -13
                                    ------  ------    ---
    Consolidated total              $2,740  $2,706    + 1%
                                    ======  ======    ===

-----------------------------------------------------------------------

Earnings (Loss) from Continuing Operations Before Interest, Other
Charges, and Income Taxes by Reportable Segment and All Other
(in millions)
                                        Three Months Ended
                                             March 31
                                      ---------------------

                                      2003    2002   Change

Photography                         $  (46) $   16    -388%
    Percent of Sales                  (2.6%)   0.9%

Health Imaging                      $  109  $   76    + 43%
    Percent of Sales                  19.9%   14.6%

Commercial Imaging                  $   44  $   48    -  8%
    Percent of Sales                  11.8%   13.8%

All Other                           $  (17) $   (7)   -143%
    Percent of Sales                 (81.0%) (29.2%)
                                    ------  ------    ----
Total of segments                       90     133    - 32%
                                       3.3%    4.9%

Restructuring costs and other          (46)      -
Intellectual property settlement       (12)      -
                                    ------  ------    ----
    Consolidated total              $   32  $  133    - 76%
                                    ======  ======    ====

-----------------------------------------------------------------------

(Loss) Earnings From Continuing Operations by Reportable Segment and
All Other
(in millions)
                                        Three Months Ended
                                             March 31
                                      ---------------------
                                      2003    2002   Change

Photography                         $  (35)   $  3
    Percent of Sales                  (1.9%)   0.2%

Health Imaging                      $   80    $ 50    + 60%
    Percent of Sales                  14.6%    9.6%

Commercial Imaging                  $   20    $ 24    - 17%
    Percent of Sales                   5.4%    6.9%

All Other                           $  (14)   $ (6)   -133%
    Percent of Sales                 (66.7%) (25.0%)
                                    ------    ----    ----
Total of segments                   $   51    $ 71    - 28%
    Percent of Sales                   1.9%    2.6%

Restructuring costs and other          (46)      -
Intellectual property settlement       (12)      -
Interest expense                       (37)    (44)
Tax benefit - donation of
 patents                                 8       -
Other corporate items                    3       2
Income tax effects on
 above items and taxes
 not allocated to
 segments                               30      12
                                    ------    ----    ----
    Consolidated total              $   (3)   $ 41    -107%
                                    ======    ====    ====
-----------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                                        Three Months Ended
                                             March 31
                                      ---------------------
                                      2003    2002  Change

Gross profit                        $  824  $  860    -4%
    Percent of Sales                  30.1%   31.8%
Selling, general and
 administrative expenses            $  566  $  540    +5%
    Percent of Sales                  20.7%   20.0%
Research and development costs      $  194  $  187    +4%
    Percent of Sales                   7.1%    6.9%

-----------------------------------------------------------------------

2003 COMPARED WITH 2002

First Quarter

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

Consolidated


Net worldwide sales were $2,740 million for the first quarter of 2003 as compared with $2,706 million for the first quarter of 2002, representing an increase of $34 million, or 1% as reported, or a decrease of 4% excluding the favorable impact of exchange. The increase in net sales was primarily due to favorable exchange, which increased first quarter sales by approximately 5.4 percentage points. This increase was partially offset by decreases attributable to price/mix, which reduced first quarter sales by approximately 4.3 percentage points, primarily driven by consumer film and consumer digital cameras. Volume remained essentially unchanged from the first quarter of 2002 to the current quarter.

Net sales in the U.S. were $1,149 million for the first quarter of 2003 as compared with $1,247 million for the prior year quarter, representing a decrease of $98 million, or 8%. Net sales outside the U.S. were $1,591 million for the current quarter as compared with $1,459 million for the first quarter of 2002, representing an increase of $132 million, or 9% as reported, or a decrease of 1% excluding the favorable impact of exchange.

The Company's operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region. Net sales in the EAMER region were $795 million for the first quarter of 2003 as compared with $716 million for the prior year quarter, representing an increase of $79 million, or 11% as reported, or a decrease of 4% excluding the favorable impact of exchange. Net sales in the Asia Pacific region were $548 million for the current quarter as compared with $504 million for the prior year quarter, representing an increase of $44 million, or 9% as reported, or 3% excluding the favorable impact of exchange. Net sales in the Canada and Latin America region were $248 million in the current quarter as compared with $239 million for the first quarter of 2002, representing an increase of $9 million, or 4% as reported, or 2% excluding the favorable impact of exchange.

The Company's major emerging markets include China, Brazil, India, Mexico, Russia, Korea, Hong Kong and Taiwan. Net sales in emerging markets were $578 million for the first quarter of 2003 as compared with $545 million for the prior year quarter, representing an increase of $33 million, or 6% as reported, or 4% excluding the favorable impact of exchange. The emerging market portfolio accounted for approximately 21% of Kodak's worldwide sales and 36% of Kodak's non-U.S. sales in the quarter. Sales growth in China, Russia and India of 28%, 40% and 14%, respectively, was partially offset by declines in Brazil and Mexico of 23% and 5%, respectively.

The growth in China resulted from strong business performance for all Kodak's operations in that region. The increase in sales in Russia is a result of the expansion of new channel operations for Kodak products and services and continued success of camera seeding programs. The declines in Brazil and Mexico are reflective of continued economic weakness in those emerging market countries.

Gross profit was $824 million for the first quarter of 2003 as compared with $860 million for the first quarter of 2002, representing a decrease of $36 million, or 4%. The gross profit margin was 30.1% in the current quarter as compared with 31.8% in the prior year quarter. The 1.7 percentage point decrease was primarily attributable to declines in price/mix, which reduced gross profit margins by approximately 3.8 percentage points. These declines relate primarily to consumer film and consumer digital cameras. This decrease was partially offset by increases related to manufacturing productivity/cost and exchange, which favorably impacted gross profit margins by approximately 1.4 percentage points and 0.7 percentage points, respectively.

Selling, general and administrative expenses (SG&A) were $566 million for the first quarter of 2003 as compared with $540 million for the prior year quarter, representing an increase of $26 million, or 5%. SG&A increased as a percentage of sales from 20.0% for the first quarter of 2002 to 20.7% for the current quarter. The increase in SG&A is primarily attributable to a charge of $12 million relating to an intellectual property settlement and unfavorable exchange of $28 million, partially offset by cost reduction actions.

Research and development costs (R&D) were $194 million for the first quarter of 2003 as compared with $187 million for the first quarter of 2002, representing an increase of $7 million, or 4%. R&D increased as a percentage of sales from 6.9% for the first quarter of 2002 to 7.1% for the current quarter. The net increase in R&D is the result of a $21 million R&D charge relating to the Company's purchase of rights to certain print technology that is currently in development and not yet ready for commercialization. This technology qualifies as in-process R&D and, therefore, was written off in the quarter. This in-process R&D charge was offset primarily by cost savings realized from position eliminations associated with the prior year's cost reduction programs.

Earnings from continuing operations before interest, other charges, and income taxes for the first quarter of 2003 were $32 million as compared with $133 million for the first quarter of 2002, representing a decrease of $101 million, or 76%. This decrease is primarily attributable to (1) the decline in the gross profit margin and increases in SG&A and R&D, as described above, and (2) net focused cost reduction charges of $46 million incurred during the first quarter of 2003, with no such costs incurred in the prior year quarter.

Interest expense for the first quarter of 2003 was $37 million as compared with $44 million for the prior year quarter, representing a decrease of $7 million, or 16%. The decrease in interest expense is primarily attributable to lower average borrowing levels and lower interest rates in the first quarter of 2003 relative to the prior year quarter.

The other charges component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments. Other charges for the current quarter were $21 million as compared with other charges of $31 million for the first quarter of 2002. The decrease is primarily attributable to reduced losses on foreign exchange.

The change in the effective tax rate is due to a decrease in the annual effective tax rate from 29% in the first quarter of 2002 to 26% in the first quarter of 2003, as well as discrete period items which resulted in a tax benefit of $37 million in the first quarter of 2003. The lower annual effective tax rate in 2003 is primarily attributable to expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S., relative to total consolidated earnings. The discrete period items are attributable to the following items, all of which are taxed in jurisdictions with tax rates greater than the annual effective tax rate: net focused cost reduction charges of $46 million; a $21 million charge for purchased in-process research and development costs; and a $12 million charge relating to an intellectual property settlement. In addition, the discrete period items also include a tax benefit of $8 million relating to the donation of intellectual property to a tax-qualified organization.

The loss from continuing operations for the first quarter of 2003 was $3 million, or $.01 per diluted share, as compared with earnings from continuing operations for the first quarter of 2002 of $41 million, or $.14 per diluted share, representing a decrease of $44 million. This decrease in earnings from continuing operations is attributable to the reasons described above.


Photography

Net worldwide sales for the Photography segment were $1,798 million for the first quarter of 2003 as compared with $1,814 million for the first quarter of 2002, representing a decrease of $16 million, or 1% as reported, or 7% excluding the favorable impact of exchange. The decrease in net sales was comprised of (1) decreases related to volume, which reduced first quarter sales by approximately 1.1 percentage points and (2) declines in price/mix primarily driven by consumer film and consumer digital cameras, which reduced net sales by approximately
5.5 percentage points. These declines were partially offset by favorable exchange, which increased net sales by approximately 5.7 percentage points.

Photography segment net sales in the U.S. were $687 million for the current quarter as compared with $799 million for the first quarter of 2002, representing a decrease of $112 million, or 14%. Photography segment net sales outside the U.S. were $1,111 million for the first quarter of 2003 as compared with $1,015 million for the prior year quarter, representing an increase of $96 million, or 9% as reported, or a decrease of 1% excluding the favorable impact of exchange.

Net worldwide sales of consumer film products, including 35mm film, Advantix film and one-time-use cameras, decreased 9% in the first quarter of 2003 as compared with the first quarter of 2002, reflecting decreases due to declines in volume and negative price/mix of approximately 7% and 8%, respectively, partially offset by favorable exchange of approximately 5%. Sales of the Company's consumer film products within the U.S. decreased 24%, reflecting declines in volume of approximately 16% and negative price/mix of approximately 9%. The decrease in volume is largely attributable to the decrease in U.S. consumer film industry volume in the first quarter of 2003, as described below, which reflects the downward trend in retail sales.
The soft retail sales have resulted in significant inventory levels in the retail distribution channels during and as of the end of the first quarter of 2003. The Company believes that these high inventory levels will continue to impact the Company's sales volume to dealers in the second quarter of 2003. Consistent with film pricing trends for the last several consecutive quarters, price/mix declines for U.S. consumer film products in the first quarter were approximately 4% to 5%. In addition, price/mix was further impacted by contractual payments to retailers, which were distributed over lower film volumes during the quarter. Sales of the Company's consumer film products outside the U.S. increased 1%, reflecting favorable exchange of approximately 9%, which was partially offset by declines in volume and negative price/mix of approximately 3% and 4%, respectively.

U.S. consumer film industry volume decreased 10% in the first quarter of 2003 as compared with the prior year quarter due to a combination of continuing economic weakness, the shift of Easter into the second quarter of 2003, and continued digital substitution impacts. The Company's blended U.S. consumer film share increased slightly on a volume basis relative to the first quarter of 2002.

Net worldwide sales of consumer color paper decreased 3% in the first quarter of 2003 as compared with the first quarter of 2002, reflecting declines in volume of 6% and negative price/mix of 4%, partially offset by favorable exchange of 7%. Net sales of consumer color paper in the U.S. decreased 17%, reflecting volume declines of approximately 14% and negative price/mix of approximately 4%. Net sales of consumer color paper outside of the U.S. increased 3%, which was due to favorable exchange of approximately 10%, partially offset by volume declines and negative price/mix of approximately 2% and 4%, respectively.

Net worldwide photofinishing sales, including Qualex in the U.S. and Consumer Imaging Services (CIS) outside the U.S., decreased 14% in the first quarter of 2003 as compared with the first quarter of 2002, reflecting lower volumes and price, partially offset by favorable exchange. In the U.S., Qualex's sales decreased 22%, reflecting the effects of a continued weak film industry, consumer's shifting preference to on-site processing, and the adverse impact of several hundred store closures by a major U.S. retailer. CIS revenues in Europe benefited from the full-quarter impact of the acquisitions of
(1) Spector Photo Group's wholesale photofinishing and distribution activities in France, Germany, and Austria, (2) ColourCare Limited's wholesale processing and printing operations in the United Kingdom and
(3) Percolor photofinishing operations in Spain.

Net sales from the Company's consumer digital products and services, which include picture maker kiosks/media and consumer digital services revenue primarily from Picture CD and Retail.com, increased 3% in the first quarter of 2003 as compared with the first quarter of 2002, driven primarily by an increase in sales of kiosks.

The average penetration rate for the number of rolls scanned at Qualex's wholesale labs remained flat at approximately 8% for the first quarter of 2003, essentially unchanged from the previous quarter but increasing from the 6.9% rate recorded in the first quarter of 2002. The growth was driven by continued consumer acceptance of Picture CD and Retail.com.

The Company's Ofoto business almost doubled its sales in the first quarter of 2003 as compared with the prior year quarter. Ofoto now has
6.5 million members and is consistently achieving a repeat customer purchase rate of greater than 50%.

Net worldwide sales of consumer digital cameras increased 36% in the first quarter of 2003 as compared with the prior year quarter, primarily reflecting strong increases in volume, partially offset by a decline in price. Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system.

In line with normal seasonal trends, Kodak's U.S. consumer digital camera market share declined modestly during the first quarter of 2003 on a quarter sequential basis. While complete data for first quarter consumer digital market share is not yet available, all indications are that Kodak continues to hold one of the top three U.S. market share positions.

Net worldwide sales of inkjet photo paper increased 51% in the current quarter as compared with the first quarter of 2002. The Company maintained its top two market share position in the United States quarter sequentially. The double-digit revenue growth and the maintenance of market share are primarily attributable to strong underlying market growth and Kodak's introduction of a new product line of small format inkjet papers.

Net worldwide sales of professional sensitized films, including color negative, color reversal and commercial black and white films, decreased 7% in the first quarter of 2003 as compared with the first quarter of 2002, reflecting primarily declines in volume. Net worldwide sales of professional sensitized paper were unchanged in the first quarter of 2003 as compared with the first quarter of 2002. Sales declines resulted primarily from the combined impacts of ongoing digital substitution and continued economic weakness in markets worldwide. These declines were partially offset by worldwide sales increases in the current quarter related to digital writers, scanners, digital systems and solutions, and thermal media and equipment.

Net worldwide sales of origination and print film to the entertainment industry increased 18% in the first quarter of 2003 as compared with the prior year quarter, reflecting higher print film volumes due to a strong industry motion picture release schedule in North America, and favorable exchange. The new Vision 2 origination film continues to gain strong customer acceptance.

Gross profit for the Photography segment was $502 million for the first quarter of 2003 as compared with $550 million for the prior year quarter, representing a decrease of $48 million or 9%. The gross profit margin was 27.9% in the current year quarter as compared with 30.3% in the prior year quarter. The 2.4 percentage point decline was primarily attributable to declines in price/mix primarily driven by consumer film and consumer digital cameras, which reduced gross profit margins by approximately
5.1 percentage points. This decrease was partially offset by increases in manufacturing productivity and exchange, which favorably impacted gross profit margins by approximately 1.8 percentage points and 0.9 percentage points, respectively.

SG&A expenses for the Photography segment increased $13 million, or 3%, from $406 million in the first quarter of 2002 to $419 million in the current quarter, and increased as a percentage of sales from 22.4% to 23.3%. The increase is primarily attributable to unfavorable exchange of $22 million, partially offset by the impact of cost reduction actions.

R&D costs for the Photography segment decreased $1 million, or 1%, from $129 million in the first quarter of 2002 to $128 million in the current quarter and remained unchanged as a percentage of sales at 7.1%. The decrease in R&D was primarily attributable to cost savings realized from position eliminations associated with the prior year's cost reduction programs. This decrease was almost entirely offset by the $21 million charge associated with the write-off of purchased in-process R&D as noted above.

Earnings (loss) from continuing operations before interest, other charges, and income taxes for the Photography segment decreased $62 million, from earnings of $16 million in the first quarter of 2002 to a loss of $46 million in the first quarter of 2003, primarily as a result of the factors described above.

Health Imaging

Net worldwide sales for the Health Imaging segment were $549 million for the first quarter of 2003 as compared with $521 million for the prior year quarter, representing an increase of $28 million, or 5% as reported, or a decrease of 1% excluding the favorable impact of exchange. The increase in sales was comprised of (1) an increase in volume of approximately 1.2 percentage points, driven primarily by volume increases in digital media, digital capture equipment and equipment services and (2) an increase from favorable exchange of approximately 6.1 percentage points, which was partially offset by a decrease in price/mix of approximately 1.9 percentage points, primarily driven by digital media and analog medical film.

Net sales in the U.S. were $238 million for the current quarter as compared with $248 million for the first quarter of 2002, representing a decrease of $10 million, or 4%. Net sales outside the U.S. were $311 million for the first quarter of 2003 as compared with $273 million for the prior year quarter, representing an increase of $38 million, or 14% as reported, or 2% excluding the favorable impact of exchange.

Net worldwide sales of digital products, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services and Picture Archiving and Communications Systems (PACS), increased 11% in the first quarter of 2003 as compared with the prior year quarter. The increase in digital product sales was primarily attributable to higher volumes of digital media, digital capture equipment and equipment services. Service revenues increased due to an increase in digital equipment service contracts during the current quarter.

Net worldwide sales of traditional products, including analog film, equipment, chemistry and services, decreased 2% in the first quarter of 2003 as compared with the first quarter of 2002 driven primarily by lower specialty films volumes. Traditional analog film products (excluding specialty films) increased 2% in the first quarter of 2003 as compared with the prior year quarter due to favorable exchange. In the quarter, traditional analog film volumes increased slightly, but were more than offset by unfavorable price/mix.

Gross profit for the Health Imaging segment was $229 million for the first quarter of 2003 as compared with $195 million in the prior year quarter, representing an increase of $34 million, or 17%. The gross profit margin was 41.7% in the current quarter as compared with 37.4% in the first quarter of 2002. The increase in the gross profit margin of 4.3 percentage points was principally attributable to (1) favorable cost and manufacturing productivity, which increased gross profit margins by approximately 4.5 percentage points, primarily due to favorable media and equipment manufacturing productivity led by DryView digital media and digital capture equipment, complemented by lower service costs and improved supply chain management, and (2) favorable exchange, which contributed approximately 1.3 percentage points to the gross profit margin. These increases were partially offset by decreases in price/mix, which negatively impacted gross profit margins by 1.5 percentage points due to lower prices for digital media, analog film and laser printers.

SG&A expenses for the Health Imaging segment decreased $1 million, or 1%, from $83 million in the first quarter of 2002 to $82 million for the current quarter, and decreased as a percentage of sales from 16.0% to 14.9%. The decrease in SG&A expenses is primarily attributable to expense management.

First quarter R&D costs increased $3 million, or 8%, from $36 million to $39 million and increased as a percentage of sales from 6.9% for the first quarter of 2002 to 7.1% for the current quarter. R&D expenses increased in the first quarter as the segment increased spending to drive growth in selected areas of the product portfolio.

Earnings from continuing operations before interest, other charges, and income taxes for the Health Imaging segment increased $33 million, or 43%, from $76 million for the prior year quarter to $109 million for the first quarter of 2003 due primarily to the reasons described above.


Commercial Imaging

Net worldwide sales for the Commercial Imaging segment were $372 million for the first quarter of 2003 as compared with $347 million for the prior year quarter, representing an increase of $25 million, or 7% as reported, or an increase of 4% excluding the favorable impact of exchange. The increase in net sales was primarily comprised of (1) increases in volume, which contributed approximately 5.8 percentage points to first quarter sales and (2) an increase of approximately 3.2 percentage points due to favorable exchange, which was partially offset by price/mix declines of approximately 1.7 percentage points.

Net sales in the U.S. were $213 million for the current quarter as compared with $189 million for the prior year quarter, representing an increase of $24 million, or 13%. Net sales outside the U.S. were $159 million in the first quarter of 2003 as compared with $158 million for the prior year quarter, representing an increase of $1 million or 1% as reported, or a decrease of 6% excluding the favorable impact of exchange.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased 16% in the current quarter as compared with the first quarter of 2002, primarily reflecting volume declines in graphic arts film. This reduction resulted largely from digital technology substitution and the effect of continuing economic weakness in the commercial printing market. The Company's equity in the earnings of KPG contributed positive results to other charges during the first quarter of 2003, which were not material to the Company's results from operations.

NexPress, the unconsolidated joint venture between Kodak and Heidelberg in which the Company has a 50% ownership interest, has sold approximately 225 units through February 2003, with average monthly page volumes for these units running higher than planned.

Gross profit for the Commercial Imaging segment was $107 million for the first quarter of 2003 as compared with $109 million in the prior year quarter, representing a decrease of $2 million, or 2%. The gross profit margin was 28.8% in the current quarter as compared with 31.4% in the prior year quarter. The decrease in the gross profit margin of
2.6 percentage points was primarily attributable to (1) declines in price/mix, which reduced gross profit margins by approximately 1.5 percentage points primarily due to declining contributions from traditional graphic arts and microfilm products and (2) manufacturing productivity which negatively impacted gross profit margins by approximately 1.3 percentage points.

SG&A expenses for the Commercial Imaging segment increased $1 million, or 2%, from $47 million for the first quarter of 2002 to $48 million for the current quarter, but decreased as a percentage of sales from 13.5% to 12.9%. The primary contributor to the increase in SG&A expense was the impact of unfavorable exchange.

First quarter R&D costs for the Commercial Imaging segment remained essentially unchanged from the prior year quarter at $14 million, but decreased as a percentage of sales from 4.0% in the prior year quarter to 3.8% in the first quarter of 2003.

Earnings from continuing operations before interest, other charges, and income taxes for the Commercial Imaging segment decreased $4 million, or 8%, from $48 million in the first quarter of 2002 to $44 million in the first quarter of 2003. This decrease is primarily attributable to the reasons described above.

All Other

Net worldwide sales for All Other were $21 million for the first quarter of 2003 as compared with $24 million for the first quarter of 2002, representing a decrease of $3 million, or 13%. Net sales in the U.S. were unchanged at $11 million in both the current quarter and the first quarter of 2002. Net sales outside the U.S. were $10 million in the first quarter of 2003 as compared with $13 million in the prior year quarter, representing a decrease of $3 million, or 23%.

SK Display Corporation, the OLED manufacturing joint venture between Kodak and Sanyo, continued production scale-up with the goal of supplying production quantity OLED screens to the marketplace throughout the remainder of 2003.

The loss from continuing operations before interest, other charges, and income taxes for All Other was $17 million in the current quarter as compared with $7 million in the first quarter of 2002.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings (loss) from discontinued operations, net of an income tax benefit of $1 million for the three months ended March 31, 2002, were $.05 per diluted share for the first quarter of 2003, as compared with a loss from discontinued operations for the first quarter of 2002 of $.01 per diluted share. During the quarter, the Company reversed a tax reserve of $15 million through discontinued operations. The reversal of the tax reserve was triggered by the Company's repurchase of certain properties that were initially sold in connection with the 1994 divestiture of Sterling Winthrop Inc., which represented a portion of the Company's non-imaging health businesses. The repurchase of these properties will allow the Company to directly manage the environmental remediation that the Company is required to perform in connection with those properties, which will result in better overall cost control. In addition, the repurchase eliminated the uncertainty regarding the recoverability of tax benefits associated with the indemnification payments that were previously being made to the purchaser.

NET EARNINGS

Net earnings for the first quarter of 2003 were $12 million, or $.04 per diluted share, as compared with net earnings for the first quarter of 2002 of $39 million, or $.13 per diluted share, representing a decrease of $27 million, or 69%.  This decrease is primarily attributable to the reasons outlined above.
-------------------------------------------------------------------------

RESTRUCTURING

The Company periodically announces planned restructuring programs (Programs), which often consist of a number of restructuring initiatives. These Program announcements provide estimated ranges relating to the number of positions to be eliminated and the total restructuring charges to be incurred. The actual charges for initiatives under a Program are recorded in the period in which the Company commits to formalized restructuring plans or executes the specific actions contemplated by the Program and all criteria for restructuring charge recognition under the applicable accounting guidance have been met.

During the fourth quarter of 2002, the Company announced a planned Program consisting of a number of focused cost reduction initiatives designed to deploy manufacturing assets more effectively in order to provide competitively-priced products to the global market. In the announcement, the Company discussed the restructuring initiatives under its Fourth Quarter, 2002 Restructuring Program that would begin in the fourth quarter of 2002 and extend into 2003. These initiatives are expected to affect a total of 1,300 to 1,700 positions worldwide, including approximately 150 positions in the Company's U.S. research and development organizations, 500 positions in its U.S. one-time-use camera assembly operations, 300 positions in its Mexico sensitizing operations and 550 positions in its global manufacturing and logistics organization. Specific initiatives included the relocation of the one-time-use camera assembly operations in Rochester, New York and the graphic arts and x-ray film sensitizing operations in Mexico to other Kodak locations. In addition to the initiatives contemplated to eliminate 1,300 to 1,700 positions, as described above, in the fourth quarter of 2002, as a result of declining photofinishing volumes, the Company implemented additional initiatives to close certain central photofinishing labs in the U.S. and EAMER and to reduce selling, general and administrative positions on a worldwide basis.

The total restructuring charge for continuing operations recorded in the fourth quarter of 2002 for these initiatives was $116 million, which was composed of severance, inventory write-downs, long-lived asset impairments and exit costs of $55 million, $7 million, $37 million and $17 million, respectively. The severance charge related to the termination of 1,150 employees, including approximately 525 manufacturing and logistics, 300 service and photofinishing, 175 administrative and 150 research and development positions.

The geographic composition of the 1,150 employees terminated included approximately 775 in the United States and Canada and 375 throughout the rest of the world. The charge for the long-lived asset impairments includes the write-off of $13 million relating to equipment used in the manufacture of cameras and printers, $13 million for sensitized manufacturing equipment, $5 million for lab equipment used in photofinishing and $6 million for other assets that were scrapped or abandoned immediately. The reduction of 1,150 employees and the restructuring charge of $116 million is reflected in the Fourth Quarter, 2002 Restructuring Program table below. These amounts exclude the fourth quarter termination of 150 employees and the restructuring charges relating to the shutdown of Kodak Global Imaging, Inc., as these charges were reflected in the loss from discontinued operations for the year ended December 31, 2002.

During the first quarter of 2003, the Company recorded an additional severance charge of $16 million in continuing operations relating to 450 positions that were contemplated under its Fourth Quarter, 2002 Restructuring Program. The reduction of 450 positions and the related severance charge of $16 million is reflected in the Fourth Quarter, 2002 Restructuring Program table below.

In the early part of the first quarter of 2003, as part of its continuing focused cost-reduction efforts, the Company announced that it intended to further reduce employment within a range of 2,300 to 2,900 in 2003, of which 1,800 to 2,200 represented new initiatives under its First Quarter, 2003 Restructuring Program with the balance for initiatives remaining under its Fourth Quarter, 2002 Restructuring Program, as described above. A significant portion of these new initiatives relate to the rationalization of the Company's photofinishing operations in the U.S. and Europe. Specifically, as a result of declining film and photofinishing volumes and in response to global economic and political conditions, the Company began to implement initiatives to 1) close certain photofinishing operations in the U.S. and EAMER, 2) rationalize manufacturing capacity by eliminating manufacturing positions on a worldwide basis and 3) eliminate selling, general and administrative positions, particularly in the Photography segment.

The total restructuring charge for continuing operations recorded in the first quarter of 2003 relating to the First Quarter, 2003 Restructuring Program was $28 million, which represented severance charges relating to 425 positions that are being eliminated. The reduction of 425 positions and the total restructuring charge of $28 million is reflected in the First Quarter, 2003 Restructuring Program table below.

The total severance charge of $44 million recorded in the first quarter of 2003 relating to the Fourth Quarter, 2002 and the First Quarter, 2003 Restructuring Programs, represents the total termination of 875 employees, including approximately 450 manufacturing and logistics, 250 administrative and 175 photofinishing positions. The geographic composition of the employees terminated include approximately 425 in the United States and Canada and 450 throughout the rest of the world. Severance payments will be paid during the period from 2003 through 2005 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time.

As a result of initiatives implemented under the Fourth Quarter, 2002 Restructuring Program, the Company recorded $14 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2003. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144 and was comprised of $8 million relating to equipment used in the manufacture of cameras, $5 million for lab equipment used in photofinishing and $1 million for sensitized manufacturing equipment that will be used until their abandonment in 2003. The Company will incur accelerated depreciation charges of $6 million and $3 million in the second and third quarters, respectively, of 2003 as a result of the initiatives implemented under the Fourth Quarter, 2002 Restructuring Program.

With respect to the Fourth Quarter, 2002 Restructuring Program, the Company anticipates completing the relocation of the U.S. one-time-use camera assembly operations and Mexico sensitizing operations by the end of 2003. Such initiatives are expected to result in the elimination of an additional 200 to 300 positions with anticipated charges in the range of $5 million to $10 million. The remaining initiatives that the Company anticipates implementing under the First Quarter, 2003 Restructuring Program comprise approximately 1,300 to 1,700 position eliminations, asset dispositions and other exit costs. The total charge for these actions is expected to be in the range of $60 million to $80 million.

In connection with the charges taken under the First Quarter, 2003 and Fourth Quarter, 2002 Restructuring Programs, the Company has 775 positions remaining to be eliminated as of March 31, 2003. These positions will be eliminated as the Company completes the closure of photofinishing labs and completes the planned downsizing of manufacturing and administrative positions. These positions are expected to be eliminated by the end of 2003. Severance payments will continue beyond 2003 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time. The Company expects the initiatives contemplated by the reserve for exit costs to be completed by the end of 2003. Most exit costs are expected to be paid during 2003.
However, certain costs, such as long-term lease payments, will be paid over periods after 2003.

                 First Quarter, 2003 Restructuring Program

The following table summarizes the activity with respect to the restructuring charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balance in the related restructuring reserves at March 31, 2003:

(dollars in millions)

                      Number of    Severance
                      Employees     Reserve     Total
                      ---------    --------    -------
Q1, 2003 charges            425      $  28     $   28
Q1, 2003 utilization       (150)        (2)        (2)
                          -----      -----     ------
Balance at 3/31/03          275      $  26     $   26
                          =====      =====     ======

The $28 million was reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2003. The severance costs require the outlay of cash.


                Fourth Quarter, 2002 Restructuring Program

The following table summarizes the activity with respect to the restructuring and asset impairment charges recorded in connection with the focused cost reductions that were announced in the fourth quarter of 2002 and the remaining balance in the related restructuring reserves at March 31, 2003:


(dollars in millions)
                                                   Long-
                                                   lived
                                                   Asset    Exit
                   Number of Severance Inventory Impair- Costs Employees Reserve Write-downs ments Reserve Total
                   ---------  -------   -------   ------- -------  -----
Q4, 2002 charges       l,l50    $  55    $  7      $ 37    $ 17    $ 116
Q4, 2002 utilization    (250)      (2)     (7)      (37)      -      (46)
                      ------    -----    ----      ----    ----    -----
Balance at 12/31/02      900       53       -         -      17       70
Q1, 2003 charges         450       16       -         -       -       16
Q1, 2003 utilization    (850)     (24)      -         -      (2)     (26)
                      ------    -----    ----      ----    ----    -----
Balance at 3/31/03       500    $  45    $  -      $  -    $ 15    $  60
                      ======    =====    ====      ====    ====    =====

The charges taken in the first quarter of 2003 for severance of $16 million was reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2003. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items.

Cost savings related to the charges recorded in the fourth quarter of 2002 and the first quarter of 2003 for the Fourth Quarter, 2002
Restructuring Program and the First Quarter, 2003 Restructuring Program are estimated to be $110 million in 2003 and $230 million on an annual basis.

                        2001 Restructuring Programs

At December 31, 2002 the Company had remaining severance and exit cost reserves of $67 million and $18 million, respectively, relating to the restructuring plans it implemented during 2001. During the first quarter of 2003, the Company completed the severance actions associated with the 2001 Restructuring Programs and recorded a reversal of $12 million of reserves through restructuring costs and other in the accompanying Consolidated Statement of Operations. The completion of the 2001 Restructuring Programs resulted in the elimination of the remaining 200 positions included in the original plans. A total of 6,425 personnel were terminated under the 2001 Restructuring Programs.

The remaining severance reserve of $34 million as of March 31, 2003 has not been paid since, in many instances, the terminated employees could elect or were required to receive their severance payments over an extended period of time. However, substantially all of these payments will be made by the end of 2003. Most of the remaining exit cost reserves of $16 million as of March 31, 2003 are expected to be utilized during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003. Cost savings related to the 2001 restructuring plans approximated $450 million.
-----------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $28 million to $597 million at March 31, 2003. The increase resulted primarily from $106 million of net cash provided by operating activities and $104 million of net cash provided by financing activities, partially offset by $187 million of net cash used in investing activities.

The net cash provided by operating activities of $106 million was partially attributable to net earnings of $12 million, which, when adjusted for the earnings from discontinued operations, equity in losses from unconsolidated affiliates, depreciation and amortization and provision for deferred taxes, provided $232 million of operating cash. Also contributing to operating cash was a decrease in receivables of $155 million, the cash receipt of $19 million in connection with the Sterling Winthrop Inc. settlement and other items, net of $27 million, which were partially offset by an increase in inventories of $116 million and a decrease in liabilities excluding borrowings of $211 million. The net cash used in investing activities of $187 million was utilized primarily for capital expenditures of $111 million, business acquisitions of $54 million and investments in unconsolidated affiliates of $20 million. The net cash provided by financing activities of $104 million was primarily the result of a net increase in borrowings of $92 million.

Net working capital, excluding short-term borrowings, increased to $873 million from $599 million at year-end 2002. This increase is mainly attributable to a higher inventory balance, lower accounts payable and other current liabilities balance, and a lower accrued income taxes balance, partially offset by a lower receivables balance.

The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company's 10th business day each July and December to shareholders of record on the first business day of the preceding month. On April 15, 2003, the Company's Board of Directors declared a semi-annual cash dividend of $0.90 per share on the outstanding common stock of the Company. This dividend will be payable on July 16, 2003 to shareholders of record at the close of business on June 2, 2003.

Capital additions were $111 million in the first quarter of 2003, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements and ongoing environmental and safety initiatives. For the full year 2003, the Company expects its capital spending, excluding acquisitions and equipment purchased for lease, to be approximately $600 million. Based on the year-to-date experience, the capital spending is in line with the full-year plan.

The Company believes that its cash flow from operations will be sufficient to cover its working capital needs and the funds required for potential future debt reduction, dividend payments, acquisitions and the repurchase of shares of the Company's common stock. The Company's cash balances and financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

The Company has $2,225 million in committed revolving credit facilities, which are available to support the Company's commercial paper program and for general corporate purposes. The credit facilities are comprised of the $1,000 million 364-day committed revolving credit facility (364-Day Facility) expiring in July 2003 and a 5-year committed facility at $1,225 million expiring in July 2006 (5-Year Facility). If unused, they have a commitment fee of $3 million per year, at the Company's current credit rating of BBB+ (Standard & Poor's (S&P)) and Baa1 (Moody's). Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company's credit rating. Due to the credit rating downgrades mentioned below and the generally tight bank credit market, the borrowing costs under the 364-Day Facility have increased by approximately 7 basis points over the prior year quarter on an undrawn basis and 40 basis points on a fully drawn basis at the Company's current credit ratings. The borrowing costs under the 5-Year Facility have increased by 5 basis points over the prior year quarter on an undrawn basis and 17.5 basis points on a fully drawn basis.
These costs will increase or decrease based on future changes in the Company's credit rating.

Under the 364-Day Facility and 5-Year Facility, there is a financial covenant, which requires the Company to maintain a certain EBITDA ratio. In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. The Company was in compliance with this covenant at March 31, 2003. The Company does not anticipate that a violation is likely to occur.

The Company has other committed and uncommitted lines of credit at March 31, 2003 totaling $245 million and $1,867 million, respectively. These lines primarily support borrowing needs of the Company's subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Total outstanding borrowings against these other committed and uncommitted lines of credit at March 31, 2003 were $151 million and $468 million, respectively. These outstanding borrowings are reflected in the short-term bank borrowings and long-term debt balances at March 31, 2003.

At March 31, 2003, the Company had $1,096 million in commercial paper outstanding, with a weighted average interest rate of 1.48%. To provide additional financing flexibility, the Company has an accounts receivable securitization program, which provides for borrowings up to a maximum of $250 million. At March 31, 2003, the Company had outstanding borrowings under this program of $43 million. The estimated annualized interest rate under this program is 2.60%.

The Company has a medium-term note program of $2,200 million for issuance of debt securities due nine months or more from date of issue. At March 31, 2003, the Company had debt securities outstanding of $700 million under this medium-term note program, with none of this balance due within one year. The Company has remaining availability of $1,200 million under its medium-term note program for the issuance of new notes.

During the three months ended March 31, 2002, the Company's credit ratings for long-term debt were lowered by Moody's and by Fitch to Baa1 and A-, respectively. However, in connection with its downgrade, Moody's changed the Company's outlook from negative to stable. Additionally, Fitch lowered the Company's credit rating on short-term debt to F2. On April 23, 2002, S&P lowered the Company's credit rating on long-term debt to BBB+, a level equivalent to the Company's current rating from Moody's of Baa1. S&P reaffirmed the short-term debt at A2 and maintained the Company's outlook at stable. These credit rating downgrade actions were due to lower earnings as a result of the continued weakened economy, industry factors and other world events. The reductions in the Company's long-term debt credit ratings have impacted the credit spread applied to Kodak's U.S. long-term debt traded in the secondary markets. However, this has not resulted in an increase in interest expense, as the Company has not issued any significant new long-term debt during this period. The reduction in the Company's short-term debt credit ratings has impacted the cost of short-term borrowings, primarily the cost of issuing commercial paper. However, this increased cost was more than offset by the lowering of market rates of interest as a result of actions taken by the Federal Reserve to stimulate the U.S. economy. As indicated above, the Company's weighted average commercial paper rate for commercial paper outstanding at March 31, 2003 was 1.48% as compared with 2.82% at March 31, 2002. The credit rating downgrades in the first half of 2002 coupled with the downgrades in the fourth quarter of 2001 would have resulted in an increase in borrowing rates; however, due to lower average debt levels and lower commercial paper rates, interest expense for the three months ended March 31, 2003 is down relative to the three months ended March 31, 2002. On April 15, 2003, S&P revised its outlook on Kodak to negative from stable and affirmed its BBB+ corporate credit rating. The action is attributable to S&P's focus on unfunded pension and other postretirement benefit obligations. The above credit rating actions are not expected to have a material impact on the future operations of the Company. However, if the Company's credit ratings were to be reduced further, this could potentially affect access to commercial paper borrowing. While this is not expected to occur, if such an event did take place the Company could use alternative sources of borrowing including its accounts receivable securitization program, long-term capital markets debt, and its revolving credit facilities.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt, with the exception of the following: $40 million in term notes that will amortize through 2005 that can be accelerated if the Company's credit rating from S&P or Moody's were to fall below BBB and Baa2, respectively; and the outstanding borrowings under the accounts receivable securitization program if the Company's credit ratings from S&P or Moody's were to fall below BBB- and Baa3, respectively, and such condition continued for a period of 30 days. Further downgrades in the Company's credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives. However, the Company has access to $2,225 million in committed bank revolving credit facilities to meet unanticipated funding needs should it be necessary. Borrowing rates under these credit facilities are based on the Company's credit rating.

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At March 31, 2003, these guarantees totaled a maximum of $317 million, with outstanding guaranteed amounts of $148 million. The maximum guarantee amount includes guarantees of up to: $160 million of debt for KPG ($77 million outstanding); $6 million for other unconsolidated affiliates and third parties ($6 million outstanding); and $151 million of customer amounts due to banks in connection with various banks' financing of customers' purchase of products and equipment from Kodak ($65 million outstanding). The KPG debt facility and the related guarantee mature on December 31, 2005, but may be renewed at KPG's, the joint venture partners' and the bank's discretion. The guarantees for the other unconsolidated affiliates and third party debt mature between May 1, 2003 and May 31, 2005 and are not expected to be renewed. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to 3 years for long-term equipment financing arrangements. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee. This activity is not material. Management believes the likelihood is remote that material payments will be required under these guarantees. With respect to the guarantees that the Company issued in the three months ended March 31, 2003, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors. Through internal analysis and external valuations, the Company determined that the fair value of the guarantees was not material to the Company's financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries. The maximum amount guaranteed is $792 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $600 million. These guarantees expire in 2003 through 2005 with the majority expiring in 2003.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest. As of March 31, 2003, the Company has not been required to guarantee any of the SK Display Corporation's outstanding debt.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the three months ended March 31, 2003 was not material to the Company's financial position, results of operations or cash flows.

In connection with the Company's investment in China that began in 1998, certain unaffiliated entities invested in two Kodak consolidated companies with the opportunity to put their minority interests to Kodak at any time after the third anniversary, but prior to the tenth anniversary, of the date on which the two companies were established. The total exercise price in connection with the remaining put options, which increases at a rate of 2% per annum, is approximately $60 million at March 31, 2003. The Company expects that approximately $16 million of the remaining $60 million in total put options will be exercised and the related cash payments will occur over the next nine months.

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and Dana Credit Corporation (DCC), a wholly owned subsidiary of Dana Corporation. Qualex accounts for its investment in ESF under the equity method of accounting. ESF provides a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit. As part of the operations of its photofinishing business, Qualex sells equipment under a sales-type lease arrangement and records a long-term receivable. These long-term receivables are subsequently sold to ESF without recourse to Qualex. ESF incurs long-term debt to finance the purchase of the receivables from Qualex. This debt is collateralized solely by the long-term receivables purchased from Qualex and, in part by, a $60 million guarantee from DCC. Qualex provides no guarantee or collateral to ESF's creditors in connection with the debt, and ESF's debt is non-recourse to Qualex. Qualex's only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases. Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor (the Vendor) to fulfill its servicing obligations under the leases. This risk is attributable to the fact that, throughout 2002, the Vendor was experiencing financial difficulty which ultimately resulted in its filing for bankruptcy on December 24, 2002. Since that time, certain of its affiliates have also filed for bankruptcy in the various countries in which they are organized. Although the lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $445 million at March 31, 2003.

To mitigate the risk of not being able to fulfill its service obligations, Qualex built up its inventory of these spare parts during 2002 and began refurbishing used parts. To further mitigate its exposure, effective April 3, 2002, Kodak entered into certain agreements with the Vendor under which the Company paid $19 million for a license relating to the spare parts intellectual property, an equity interest in the Vendor and an entity created to hold intellectual property and certain other assets conveyed by the Vendor and its affiliates related to spare parts, and an arrangement to purchase spare parts from the Vendor or its affiliates. After entering into these arrangements, the Company obtained the documentation and specifications of the parts it sourced solely from the Vendor and a comprehensive supplier list for the parts the Vendor sourced from other suppliers. However, under these arrangements, Kodak had a use restriction, which precluded the Company from manufacturing a limited number of parts that were covered by patents owned by the Vendor and from purchasing such parts directly from the Vendor's suppliers. This use restriction would be effective until certain triggering events occurred, the most significant of which was the filing for bankruptcy by the Vendor. As indicated above, the Vendor filed for bankruptcy on December 24, 2002. There is the possibility that the arrangement that the Company entered into with the Vendor could be challenged as part of the bankruptcy process. However, the Company believes that it has a strong legal position with respect to the agreements and is taking the necessary steps to obtain the rights to gain access to the Vendor's tooling to facilitate the manufacture of the parts previously produced by the Vendor. Additionally, the Company has begun to source parts directly from the Vendor's suppliers. Accordingly, the Company does not anticipate any significant situations where it would be unable to fulfill its service obligations under the arrangement with ESF.

ESF is currently operating under the amended Receivables Purchase Agreement (RPA), which provides for maximum borrowings up to $370 million. Total outstanding borrowings under the RPA at March 31, 2003 were $295 million. The amended RPA extends through July 2003, at which time the RPA can be extended or terminated. If the RPA were terminated, Qualex would no longer be able to sell its lease receivables to ESF and would need to find an alternative financing solution for future sales of its photofinishing equipment. The term of the ESF partnership agreement between the Company and DCC continues through October 6, 2003. In light of the timing of the partnership termination, Qualex plans to utilize the services of Eastman Kodak Credit Corporation, a wholly owned subsidiary of General Electric Capital Corporation, as an alternative financing solution for prospective leasing activity with its customers.

At March 31, 2003, the Company had outstanding letters of credit totaling $99 million and surety bonds in the amount of $97 million primarily to ensure the completion of environmental remediations and payment of possible casualty and workers' compensation claims.
-----------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 impacts the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003. The Company primarily accounts for employee termination actions under SFAS No. 112, which requires recording when such charges are probable and estimable. As such, the adoption of SFAS No. 146 did not have an impact in the quarter, as there were no significant one-time severance actions or other exit costs.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a rollforward of the entity's product warranty liabilities. The disclosure provisions of FIN 45 were effective for financial statements of interim periods or annual periods ending after December 15, 2002. In addition, the Company adopted the recognition provisions of FIN 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows. See Note 7, "Guarantees."

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently waiting for the EITF to complete its deliberations on certain implementation provisions to finalize its evaluation of the effect that the adoption of EITF No. 00-21 will have on its financial position, results of operations and cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. See
Note 5, "Variable Interest Entities" for these disclosures. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its financial position, results of operations and cash flows.
-----------------------------------------------------------------------

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

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at March 31, 2003 and 2002, the fair value of open forward contracts would have increased $7 million, and decreased $17 million, respectively. Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at March 31, 2003 and 2002, the fair value of open forward contracts would have decreased $9 million and $7 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 32 basis points) higher at March 31, 2003, the fair value of short-term and long-term borrowings would have decreased $1 million and $12 million, respectively. Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 41 basis points) higher at March 31, 2002, the fair value of short-term and long-term borrowings would have decreased $1 million and $22 million, respectively.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at March 31, 2003 was not significant to the Company.
------------------------------------------------------------------------

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

                      Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.
-----------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 58.

(b) Reports on Form 8-K.
No reports on Form 8-K were filed or required to be filed for the three months ended March 31, 2003.
-----------------------------------------------------------------------

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    April 24, 2003
                                    Robert P. Rozek
                                    Controller
-----------------------------------------------------------------------

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

         Amendment dated April 2, 2003.                             59


(10) Z.  Antonio M. Perez Agreement dated March 3, 2003.            60


(99.1)  Certification Pursuant to 18 U.S.C. Section 1350, as
        Adopted Pursuant to Section 302 of the Sarbanes-Oxley
        Act of 2002.                                                88

(99.2)  Certification Pursuant to 18 U.S.C. Section 1350, as
        Adopted Pursuant to Section 302 of the Sarbanes-Oxley
        Act of 2002.                                                90


(99.3)  Certification Pursuant to 18 U.S.C. Section 1350, as
        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002.                                                92

(99.4)  Certification Pursuant to 18 U.S.C. Section 1350, as
        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002.                                                93

                                                        Exhibit (10) O.
                          April 2, 2003 Amendment
                                    to
               EASTMAN KODAK COMPANY 1997 STOCK OPTION PLAN

The Eastman Kodak Company 1997 Stock Option Plan is amended to replace Sections 1.2 and 6.1 in their entirety so as to read as follows:

     1.2  Term

     The Plan shall become effective on February 13, 1997. Awards shall not be granted pursuant to the Plan after December 31, 2003.

     6.1  Available Shares.

     The maximum number of shares of Common Stock, $2.50 par value per share, of Kodak which shall be available for grant of Awards under the Plan during its term shall not exceed 3,380,000. (Such amount shall be subject to adjustment as provided in Section 6.2.) Any shares of Common Stock related to Awards which terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, are settled in cash in lieu of Common Stock, or are exchanged with the Committee's permission for Awards not involving Common Stock, shall not be available again for grant under the Plan. The shares of Common Stock available for issuance under the Plan shall be treasury shares.

                                                        Exhibit (10) Z.
March 3, 2003


Antonio M. Perez
(Address intentionally
Omitted)


Dear Antonio:

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

2.   Location

You will be located at the Company's headquarters in Rochester, New
York.

3.   Permanent Residence

As a result of your location in Rochester, NY, it is understood you will establish your permanent residence in the Rochester area.

4.   Employment Date

You will commence your employment with Kodak as soon as possible, but not later than April 3, 2003.
                                                              <PAGE 61>

5.   Base Salary

Your base salary will be at the rate of $900,000 per year. Your base salary will be reviewed no less frequently than annually for increase in the discretion of the Executive Compensation and Development Committee of the Board. Once increased, your base salary will not be decreased below the increased amount.

6.   Executive Compensation for Excellence and Leadership

You will be eligible to participate in Kodak's short-term variable pay plan for its management level employees, Executive Compensation for Excellence and Leadership ("EXCEL"). Your initial annual target award under EXCEL will be 100% of your base salary, making your total targeted annual compensation $1,800,000. Your actual award for a year will vary based on Company performance, unit performance, your job performance, and such other criteria selected by the Executive Compensation and Development Committee. For 2003, any award you receive will be pro-rated based on your length of service during 2003.

7.   Signing Incentive-Stock Option Award

To encourage you to join Kodak, you will receive as an incentive bonus a one-time grant of 500,000 options to acquire Kodak common stock. The options will be issued to you under the terms of the Eastman Kodak Company 1997 Stock Option Plan. The options will be granted to you on the first day of your employment. The options will have a term of 10 years and an exercise price equal to the mean between the high and low at which Kodak common stock trades on the New York Stock Exchange on the date they are granted. One half of the options, i.e., 250,000 options, will vest on the second anniversary of the date of grant, the remaining 250,000 options will vest on the third anniversary of the date of grant.

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

The specific terms, conditions and restrictions of your stock option grant, which will be consistent with those described in this letter agreement, will be contained in an award notice delivered to you shortly after the commencement of your employment.
                                                              <PAGE 62>

8.   Signing Incentive-Restricted Stock Award

As a further inducement to join Kodak, you will receive as a signing incentive, a one-time grant of 100,000 shares of restricted Kodak Common Stock. The restricted shares will be issued to you under the terms of the 2000 Omnibus Long-Term Compensation Plan (the "Omnibus Plan"). The restrictions on 50,000 shares will lapse on the third anniversary of the date of the commencement of your employment. The restriction on the remaining 50,000 shares will lapse on the fifth anniversary of the date of the commencement of your employment.

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

9.   Stock Option Program

You will be eligible to participate in our Management Stock Option Program under the Omnibus Plan. Grants are typically made annually under this program. Your annual target award under the program will be 100,000 options. Individual awards under the program are, however, wholly within the discretion of the Executive Compensation and Development Committee. Presently, the Executive Compensation and Development Committee grants awards under the program based primarily on the results of Kodak's leadership assessment and succession planning process. The first grant that you will be eligible for under the program is the grant for 2003 tentatively scheduled for the fall of that year.

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

You will also be eligible to participate in the program's EIP subplan for the 2002-2004 cycle. The purposes of this one-time subplan are to:
(1) reduce the losses of certain of the company's strategic product groups by yearend 2003; and (2) to improve year over year cash flow by yearend 2003. In this regard, certain target and threshold performance goals have been established under the EIP subplan based on these two metrics for the two-year period commencing January 1, 2002 and ending December 31, 2003. Under the EIP subplan, your target award, which if earned would pay out shortly after yearend 2003, will be 55,607 shares of Kodak common stock. Any award earned under the EIP subplan will be:
(1) pro-rated based on your length of service during the two-year cycle; and (2) subtracted from any award you may otherwise receive under the 2002-2004 performance cycle of the Performance Stock Program.

11.  Cash Balance Plan

 Upon your employment, you will be eligible for the cash balance benefit provided under the Kodak Retirement Income Plan ("KRIP"). This program is Kodak's retirement plan for all employees hired on or after March 1, 1999. The enclosed brochure describes this program in more detail.

12.  Enhanced Pension Benefit

     A. In General. In addition to the retirement benefits you are eligible for under the cash balance benefit of KRIP, you will be eligible for an enhanced pension benefit. Assuming you satisfy the conditions of Section 12(B) below and subject to the offset provisions contained in Section 12(D) below, Kodak will provide you a retirement income benefit based on the following assumptions: (1) that you were eligible to participate in Kodak's retirement plans by virtue of being employed by Kodak after December 31, 1995, but prior to March 1, 1999; (2) that you have completed 8 years of service; and
          (3) that you have attained age 65 (so that there is no actuarial reduction for early commencement of this benefit); provided, however, that expressed in the form of a single life annuity, this enhanced pension benefit will provide you a retirement income benefit of at least $21,000 per month. The names of the specific retirement plans that you will be treated as participating in by virtue of being treated as employed after December 31, 1995, but prior to March 1, 1999, are KRIP, the Kodak Unfunded Retirement Plan ("KURIP") and the Kodak Excess Retirement Income Plan ("KERIP"). These three plans insofar as they apply to employees employed by Kodak after December 31, 1995, but prior to March 1, 1999, will be collectively referred to as the "Retirement Plan."

          As explained in Section 12(B) below, the 8 years of service that you will be treated as receiving under the Retirement Plan will not be credited to you unless and until you complete 3 years of actual service with the Company. Any service credited to you under the Retirement Plan will only apply for purposes of establishing under the Retirement Plan:
          (i) the total amount of your "Vesting Service"; and (ii) the total amount of your "Accrued Service" used to calculate your retirement income benefit. The crediting of service applies solely for these two purposes and is not intended to enhance any other Kodak benefit or compensation.

     B. Continuous Employment. In order to receive the enhanced retirement benefit described above, you must remain continuously employed with Kodak during the 3 year period commencing on the date of your employment. Except as provided in Section 12(C) below, if your employment terminates for any reason, whether voluntarily or involuntarily, prior to the third anniversary of your employment with Kodak, you will not be entitled to receive any of the enhanced retirement benefits described above.

     C. Termination Without Cause or Termination due to Death, Disability or Good Reason After the First Anniversary of Employment. Notwithstanding Section 12(B) above, if after the first anniversary of the date of the commencement of your employment, Kodak terminates your employment without Cause or your employment terminates due to death, Disability or Good Reason, you will receive a pro rata portion of the enhanced pension benefit. If your termination of employment occurs after the first anniversary of the commencement of employment but prior to the second anniversary of the date of the commencement of your employment, the amount of your enhanced pension will be determined based on the following assumptions, rather than the assumptions described in Section 12(A) above: (1) that you were eligible to participate in Kodak's retirement plans by virtue of being employed by Kodak after December 31, 1995, but prior to March 1, 1999; (2) that you have completed 5 years of service; and (3) that you have attained age 65; provided, however, that expressed in the form of a single life annuity, the amount of the pro rata portion of the enhanced pension enhanced pension benefit will be at least $13,125 per month.

          If, instead, your termination of employment occurs after the second anniversary of the commencement of employment but prior to the third anniversary of the date of the commencement of your employment, the amount of your enhanced pension will be determined based on the following assumptions, rather than the assumptions described in Section 12(A) above: (1) that you were eligible to participate in Kodak's retirement plans by virtue of being employed by Kodak after December 31, 1995, but prior to March 1, 1999; (2) that you have attained age 65; and (3) that you have completed that number of years of service determined by multiplying 8 by the following fraction:

                              (A)
                              ---

          For purposes of this fraction, "A" will be the total number of your completed full months of service with Kodak prior to your termination of employment; provided, however, that expressed in the form of a single life annuity, the amount of the pro rata portion of the enhanced pension benefit will be at least that monthly amount determined from the following equation:

                               (A) x $21,000
                               ---
                               36

          For purposes of this equation, "A" will be the total number of your completed full months of service with Kodak prior to your termination of employment

          In the case of your death, the service credited to you under this Section 12(C) will be used solely for purposes of determining the survivor benefit which your survivor may be eligible for under the Retirement Plan (but not the post-retirement survivor income benefit which is provided under our life insurance plans for a specified grandfathered population).

     D. Offset. The amount of the retirement income benefit or survivor benefit, if any, provided under this Section 12 will be offset by: (1) the retirement benefits payable to you under the cash balance benefit of KRIP and any supplemental and successor plan(s) thereto , including but not limited to KERIP and KURIP, and (2) any company matching contribution made to your account under the Eastman Kodak Employees' Savings and Investment Plan ("SIP") or any supplement or successor plan(s) thereto, including but not limited to KERIP and KURIP.

          For purposes of determining the amount of any offset under this Section 12(D), the amount of the retirement benefits payable to you under Cash Balance Plus and any supplemental and successor plan(s) thereto will be calculated pursuant to the same actuarial assumptions that are used to calculate the retirement income benefit that you will be treated as receiving under the Retirement Plan, assuming the same frequency of payment, form of benefit and commencement date of payment as such retirement income benefit, but based on your actual years of service and actual age and reduced for any actuarial reductions for any early commencement of benefits.

     E. Payment. The amount of the enhanced retirement benefit, if any, payable to you under this Section 12 will: (i) be paid in the form of a monthly annuity commencing on the first day of a month selected by you on or after the date of your termination of employment; (ii) be paid out of Kodak's general assets, not under KRIP; (iii) not be funded in any manner; (iv) be included in your gross income as ordinary income, subject to all income and payroll tax withholding required to be made under all applicable laws; and (v) not be grossed up or be given any other special tax treatment by Kodak.

     F. Employee Benefit Plan. To the extent the terms of this enhanced retirement benefit constitute an "employee benefit plan" under Section 3(3) of the Employee Retirement Income Security Act of 1974 ("ERISA"), the Vice President, Eastman Kodak Company and Director, Human Resources will be the plan administrator of the plan. The plan administrator will have total and exclusive responsibility to control, operate, manage and administer the plan in accordance with its terms and all the authority that may be necessary or helpful to enable him/her to discharge his/her responsibilities with respect to the plan. Without limiting the generality of the preceding sentence, the plan administrator shall have the exclusive right to: interpret the plan, decide all questions concerning eligibility for and the amount of benefits payable under the plan, construe any ambiguous provision of the plan, correct any default, supply any omission, reconcile any inconsistency, and decide all questions arising in the administration, interpretation and application of the plan. The plan administrator will have full discretionary authority in all matters related to the discharge of his/her responsibilities and the exercise of his/her authority under the plan, including, without limitation, his/her construction of the terms of the plan and his/her determination of eligibility for benefits under the plan. It is the intent of the plan, as well as both parties hereto, that the decisions of the plan administrator and his/her action with respect to the plan shall be final and binding upon all persons having or claiming to have any right or interest in or under the plan and that no such decision or actions shall be modified upon judicial review unless such decision or action is proven to be arbitrary or capricious.

          Notwithstanding the foregoing paragraph of this Section 12(F), the plan administrator will not determine the resolution of disputes concerning whether your termination of employment is for Cause or Good Reason, but rather such disputes will be arbitrated in accordance with the terms of
          Section 23 below.

13.  Supplemental Enhanced Pension Benefit

     A. In General. After you have completed at least 3 years of service, you will be eligible for the supplemental enhanced pension benefit described in this Section 13 in lieu of, and not in addition to, the enhanced pension benefit described in
          Section 12. Assuming you satisfy the conditions of Section 13(B) below and subject to the offset provisions contained in
          Section 13(D) below, Kodak will provide you, a retirement income benefit based on the following assumptions: (1) that you were eligible to participate in the Retirement Plan by virtue of being employed by Kodak after December 31, 1995, but prior to March 1, 1999; and (2) that you have completed 25 years of service; provided, however, that expressed in the form of a single life annuity, the amount of the supplemental enhanced pension benefit will be at least $21,000 per month. Expressed in the form of a single life annuity and based on your initial base salary and target EXCEL bonus and assuming a 5% increase in base salary, this supplemental enhanced pension benefit would provide you a retirement income benefit of approximately $84,000 per month.

          As explained in Section 13(B) below, the 25 years of service that you will be treated as receiving under the Retirement Plan will not be credited to you unless and until you complete 9 years of actual service with the Company. Any service credited to you under the Retirement Plan will only apply for purposes of establishing under the Retirement Plan:
          (i) the total amount of your "Vesting Service"; and (ii) the total amount of your "Accrued Service" used to calculate your retirement income benefit. The crediting of service applies solely for these two purposes and is not intended to enhance any other Kodak benefit or compensation.

     B. Continuous Employment. In order to receive the full supplemental enhanced retirement benefit described above, you must remain continuously employed with Kodak during the 9 year period commencing on the date of your employment. If, after the third anniversary of the date of your commencement of employment but prior to the ninth anniversary of the date of your commencement of employment, your employment is terminated by Kodak without Cause or you terminate your employment due to death, Disability or Good Reason, you will only receive the pro-rated supplemental enhanced retirement benefit described in Section 13(C) below. Alternatively, if, after the third anniversary of the date of your commencement of employment but prior to the ninth anniversary of the date of your commencement of employment, your employment is terminated for any other reason, including if Kodak terminates your employment for Cause or you terminate your employment other than for death, Disability or Good Reason, you will only be entitled to a supplemental retirement benefit based on the following assumptions, rather than those set forth in Section 13(A) above: (1) that you were eligible to participate in Kodak's retirement plans by virtue of being employed by Kodak after December 31, 1995, but prior to March 1, 1999; (2) that you have completed 8 years of service; and
          (3) that you have attained age 65 (so that there is no actuarial reduction for early commencement of this benefit). For purposes of clarification of the immediately preceding sentence, in performing such calculation "Average Participating Compensation," as defined in the Retirement Plan, will not be determined merely from the "Participating Compensation," as defined in the Retirement Plan, during first three years of your employment.

     C. Termination Without Cause or Termination due to Death, Disability or Good Reason. Notwithstanding Section 13(B) above, if, after you have completed 3 years of service, Kodak terminates your employment without Cause or your employment terminates due to death, Disability or Good Reason, you will receive a pro rata portion of the supplemental enhanced pension benefit described in Section 13(A) above. In such an event, the amount of your supplemental enhanced pension benefit will be determined based on the following assumptions, rather than the assumptions described in Section 13(A) above:
          (1) that you were eligible to participate in Kodak's retirement plans by virtue of being employed by Kodak after December 31, 1995, but prior to March 1, 1999; (2) that you have attained age 65; and (3) that you have completed that amount of service with the Company determined by adding together 8 years of service plus the total number of your full months of service with the Company during the period beginning on the third anniversary of the date of your commencement of employment and ending on the date of your termination of employment; provided, however, that expressed in the form of a single life annuity, the amount of the pro rata portion of the supplemental enhanced pension benefit will not be less than $21,000 per month.

          In the case of your death, this service will be used solely for purposes of determining the survivor benefit which your survivor may be eligible for under the Retirement Plan (but not the post-retirement survivor income benefit which is provided under our life insurance plans for a specified grandfathered population).

     D. Offset. The amount of the retirement income benefit or survivor benefit, if any, provided under this Section 13 will be offset by: (1) the retirement benefits payable to you under the cash balance benefit of KRIP and any supplemental and successor plan(s) thereto, including but not limited to KERIP and KURIP, and (2) any company matching contribution made to your account under the Eastman Kodak Employees' Savings and Investment Plan ("SIP") or any supplement or successor plan(s) thereto, including but not limited to KERIP and KURIP.

          For purposes of determining the amount of any offset under this Section 13(D), the amount of the retirement benefits payable to you under Cash Balance Plus and any supplemental and successor plan(s) thereto will be calculated pursuant to the same actuarial assumptions that are used to calculate the retirement income benefit that you will be treated as receiving under the Retirement Plan, assuming the same frequency of payment, form of benefit and commencement date of payment as such retirement income benefit, but based on your actual years of service and actual age and reduced for any actuarial reductions for any early commencement of benefits.

     E. Payment. The amount of the supplemental enhanced retirement benefit, if any, payable to you under this Section 13 will:
          (i) be paid in the form of a monthly annuity commencing on the first day of a month selected by you on or after the date of your termination of employment; (ii) be paid out of Kodak's general assets, not under KRIP; (iii) not be funded in any manner; (iv) be included in your gross income as ordinary income, subject to all income and payroll tax withholding required to be made under all applicable laws; and (v) not be grossed up or be given any other special tax treatment by Kodak.

     F. Employee Benefit Plan. To the extent the terms of this supplemental enhanced retirement benefit constitute an "employee benefit plan" under Section 3(3) of the Employee Retirement Income Security Act of 1974 ("ERISA"), the Vice President, Eastman Kodak Company and Director, Human Resources will be the plan administrator of the plan. The plan administrator will have total and exclusive responsibility to control, operate, manage and administer the plan in accordance with its terms and all the authority that may be necessary or helpful to enable him/her to discharge his/her responsibilities with respect to the plan. Without limiting the generality of the preceding sentence, the plan administrator shall have the exclusive right to: interpret the plan, decide all questions concerning eligibility for and the amount of benefits payable under the plan, construe any ambiguous provision of the plan, correct any default, supply any omission, reconcile any inconsistency, and decide all questions arising in the administration, interpretation and application of the plan. The plan administrator will have full discretionary authority in all matters related to the discharge of his/her responsibilities and the exercise of his/her authority under the plan, including, without limitation, his/her construction of the terms of the plan and his/her determination of eligibility for benefits under the plan.
          It is the intent of the plan, as well as both parties hereto, that the decisions of the plan administrator and his/her action with respect to the plan shall be final and binding upon all persons having or claiming to have any right or interest in or under the plan and that no such decision or actions shall be modified upon judicial review unless such decision or action is proven to be arbitrary or capricious.

          Notwithstanding the foregoing paragraph of this Section 13(F), the plan administrator will not determine the resolution of disputes concerning whether your termination of employment is for Cause or Good Reason, but rather such disputes will be arbitrated in accordance with the terms of
          Section 23 below.

14.  Termination of Employment.

     A. Termination Due to Death. In the event your employment terminates due to your death, your estate or your beneficiaries, as the case may be, will receive:

          I.   base salary through the date of death;

          II. a pro rata annual target award under EXCEL for the year in which your death occurs, based on service performed for such year, payable in a single installment on the normal payment date for awards earned for the year;

          III. any earned, but unpaid, EXCEL award for the year immediately prior to the year in which your death occurs;

          IV. any restricted stock award outstanding at the time of your death, including the award under Section 8, whereupon the award will become fully vested and any forfeiture provisions set forth in the award's restricted stock agreement will immediately lapse;

          V. any outstanding stock option award at the time of your death will become fully vested and your estate or, in the event of an assignment of your stock option award, your transferee will have the right to exercise any such award for the remainder of the full original ten year term of the option;

          VI. a pro rata award under the Performance Stock Program for each cycle during which your death occurs, based on performance and your service during such cycle, payable in a single installment on the normal payment date for awards earned for the cycle; provided, however, in the case of your death in 2003, you will receive a pro-rated award under the EIP subplan based on your service during 2003 in lieu of any other award for the 2002-2004 performance cycle;

          VII. any outstanding award under the Performance Stock
               Program at the time of your death, and any forfeiture provisions under the program applicable to such awards will immediately lapse;

          VIII.services under Kodak's financial counseling program for the two year period immediately following the date of your death;

          IX. continuation of existing health and dental coverage for you and your eligible dependents for up to 18 months, provided your qualified beneficiary timely elects
               COBRA continuation coverage and pays the required
               COBRA premiums;

          X. a survivor benefit under the terms of Section 12 or 13 as the case may be; and

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

          III. a pro rata annual target award under EXCEL for the year in which your termination occurs, based on service performed during such year until your date of termination, payable in a single installment on the normal payment date for awards earned for the year;

          IV. any earned, but unpaid, EXCEL award for the year immediately prior to the year in which your termination occurs;

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

          VII. any stock option award, other than the stock option award described in Section 7, outstanding for at least one year at the time of your termination of employment and, if the award is unvested at the time of your termination, it will continue to vest per its terms as if you continued your employment through each vesting date and, once vested, you will have the right to exercise the award for the remainder of its ten year term unless they are forfeited sooner pursuant to their terms relating to inimical conduct or breach of Employee's Agreement;

          VIII.                                              the stock
               options granted under Section 7 above and, if any of the options are unvested at the time of your termination, they will continue to vest per their terms as if you continued your employment through each vesting date and, once vested, you will have the right to exercise the options for the remainder of their ten year term;

          IX. a pro rata award under the Performance Stock Program for each cycle during which your termination occurs, based on performance and your service during such cycle until your date of termination, payable in a single installment on the normal payment date for awards earned for the cycle; provided, however, in the case of your termination of employment in 2003, you will receive a pro-rated award under the EIP subplan based on your service during 2003 in lieu of any other award for the 2002-2004 performance cycle;

          X.   any outstanding award under the Performance Stock
               Program at the time of your termination, any forfeiture provisions under the program applicable to such award will immediately lapse;

          XI. services under Kodak's financial counseling program for the two year period immediately following the date of your termination of employment;

          XII. continuation of existing health and dental coverage for you and your eligible dependents for up to the maximum applicable COBRA period, provided you timely elect COBRA continuation coverage and pay the required COBRA premiums;

          XIII.an enhanced retirement income benefit under the terms of
               Section 12 or 13 as the case may be; and

          XIV. other or additional benefits in accordance with applicable plans and programs of the Company.

     C. Termination by the Company for Cause. In the event Kodak terminates your employment for Cause, you will receive:

          I. base salary through the date of your termination of employment;

          I. any earned, but unpaid, EXCEL award for the year immediately prior to the year in which your termination occurs;

          II. any award earned (but not yet paid) pursuant to the terms of the Performance Stock Program, but you will forfeit any award subject to any restriction at the time of your termination;

          III. payment for any reimbursed business expenses in accordance with Kodak's expense reimbursement policy;

          IV. any enhanced pension benefit you may be entitled to under the terms of Section 12 or 13 above;

          V. sixty days in which to exercise any vested stock option held by you on the date of your termination of employment unless such stock option is forfeited by its terms as a result of the circumstances resulting in your termination for Cause;

          VI. the vested portion, as of the date of your termination of employment, of the restricted stock award granted to you under Section 8; the unvested portion of such restricted shares, as of the date of your termination of employment, will be immediately forfeited as of such date; and

          VII. other or additional benefits in accordance with applicable plans or programs of the Company.

     D. Termination Without Cause. In the event your employment is terminated by Kodak without Cause, you will receive:

          I. base salary through the date of your termination of employment;

          II. a severance allowance equal to two (2) times the sum of your then-current annual base salary plus your then-current target annual incentive award under EXCEL, payable in equal consecutive bi-monthly payments over the two (2) year period commencing on the date of your termination of employment;

          III. a pro rata annual target award under EXCEL for the year in which your termination occurs, based on service performed for such year, payable in a single installment on the normal payment date for awards earned for the year;

          IV. any earned, but unpaid, EXCEL award for the year immediately prior to the year in which your termination occurs;

          V. any restricted stock award, other than the restricted stock award described in Section 8 above, outstanding at the time of your termination, and the forfeiture provisions applicable to such award will immediately lapse;

          VI. a pro rata portion of the restricted stock award described in Section 8 which will be determined in accordance with the terms of Section 8;

          VII. any stock option award, other than the stock option award described in Section 7, outstanding at the time of your termination of employment and, if the award is unvested at the time of your termination, it will continue to vest per its terms as if you continued your employment through each vesting date and, once vested, you will have the right to exercise the award for the remainder of its ten year term unless they are forfeited sooner pursuant to their terms relating to inimical conduct or breach of Employee's Agreement;

          VIII. the stock options granted under Section 7 above and, if any of the options are unvested at the time of your termination, they will continue to vest per their terms as if you continued your employment through each vesting date and, once vested, you will have the right to exercise the options for the remainder of their ten year term;

          IX. a pro rata award under the Performance Stock Program for each cycle during which your termination occurs, based on performance and your service during such cycle, payable in a single installment on the normal payment date for awards earned for the cycle; provided, however, in the case of your termination of employment in 2003, you will receive a pro-rated award under the EIP subplan based on your service during 2003 in lieu of any other award for the 2002-2004 performance cycle;

          X.   any outstanding award under the Performance Stock
               Program at the time of your termination, any forfeiture provisions under the program applicable to such award will immediately lapse;

          XI.  an enhanced retirement income benefit under the terms of
               Section 12 or 13 as the case may be; and

          XII. continuation, at Kodak's expense, of your then existing elections under Kodak's health and dental plans for the four month period immediately following the month in which you terminate your employment;

          XIII. following the expiration of the 4 months of company paid health and dental coverage, continuation of existing health and dental coverage for you and your eligible dependents for up 14 months, provided you timely elect COBRA continuation coverage and pay the required COBRA premiums;

          XIV. outplacement services in the same manner, and on the same terms and conditions, as if you were eligible for "Outplacement Services" pursuant to Article 8 of Kodak's Termination Allowance Plan;

          XV. services under Kodak's financial counseling program for the two year period immediately following the date of your termination of employment; and

          XVI. other or additional benefits in accordance with applicable plans and programs of the Company.

     E. Good Reason. In the event you terminate your employment for "Good Reason," you will receive:

          I. base salary through the date of your termination of employment;

          II. a severance allowance equal to two (2) times the sum of your then-current annual base salary plus your then-current target annual incentive award under EXCEL, payable in equal consecutive bi-monthly payments over the two (2) year period commencing on the date of your termination of employment;

          III. a pro rata annual target award under EXCEL for the year in which your termination occurs, based on service performed for such year, payable in a single installment on the normal payment date for awards earned for the year;

          IV. any earned, but unpaid, EXCEL award for the year immediately prior to the year in which your termination occurs;

          V. any restricted stock award, other than the restricted stock award described in Section 8 above, outstanding at the time of your termination, and the forfeiture provisions applicable to such award will immediately lapse;

          VI. a pro rata portion of the restricted stock award described in Section 8 which will be determined in accordance with the terms of Section 8;

          VII. any stock option award, other than the stock option award described in Section 7, outstanding at the time of your termination of employment and, if the award is unvested at the time of your termination, it will continue to vest per its terms as if you continued your employment through each vesting date and, once vested, you will have the right to exercise the award for the remainder of its ten year term unless they are forfeited sooner pursuant to their terms relating to inimical conduct or breach of Employee's Agreement;

          VIII. the stock options granted under Section 7 above and, if any of the options are unvested at the time of your termination, they will continue to vest per their terms as if you continued your employment through each vesting date and, once vested, you will have the right to exercise the options for the remainder of their ten year term;

          IX. a pro rata award under the Performance Stock Program for each cycle during which your termination occurs, based on performance and your service during such cycle, payable in a single installment on the normal payment date for awards earned for the cycle; provided, however, in the case of your termination of employment in 2003, you will receive a pro-rated award under the EIP subplan based on your service during 2003 in lieu of any other award for the 2002-2004 performance cycle;

          X.   any outstanding award under the Performance Stock
               Program at the time of your termination, any forfeiture provisions under the program applicable to such award will immediately lapse;

          XI.  an enhanced retirement income benefit under the terms of
               Section 12 or 13 as the case may be; and

          XII. continuation, at Kodak's expense, of your then existing elections under Kodak's health and dental plans for you and your eligible dependents for the four month period immediately following the month in which you terminate your employment;

          XIII.following the expiration of the 4 months of company paid health and dental coverage, continuation of existing health and dental coverage for up 14 months, provided you timely elect COBRA continuation coverage and pay the required COBRA premiums;

          XIV. outplacement services in the same manner, and on the same terms and conditions, as if you were eligible for "Outplacement Services" pursuant to Article 8 of Kodak's Termination Allowance Plan;

          XV. services under Kodak's financial counseling program for the two year period immediately following the date of your termination of employment; and

          XVI. other or additional benefits in accordance with applicable plans and programs of the Company.

     F. Voluntary Termination. In the event you voluntarily terminate your employment, you will receive:

          I. base salary through the date of your termination of employment;

          II. any earned, but unpaid, EXCEL award for the year immediately prior to the year in which your termination occurs;

          III. any award earned (but not yet paid) pursuant to the terms of the Performance Stock Program, but you will forfeit any award subject to any restriction at the time of your termination;

          IV. payment for any reimbursed business expenses in accordance with Kodak's expense reimbursement policy;

          V. any enhanced pension benefit you may be entitled to under the terms of Section 12 or 13 above;

          VI. if your voluntary termination of employment occurs prior to the third anniversary of the commencement of your employment, sixty days in which to exercise any vested stock option granted to you under Section 7 and held by you on the date of your termination of employment (the unvested portion of such stock option award, as of the date of your termination of employment, will be immediately forfeited as of such date);

          VII. if your voluntary termination of employment occurs on or after the third anniversary of the commencement of your employment, the stock option award granted to you under
               Section 7 and you will have the right to exercise these stock options for the remainder of their ten year term;

          VIII.sixty days in which to exercise any other vested stock option held by you on the date of your termination of employment;

          IX. the vested portion, as of the date of your termination of employment, of the restricted stock award granted to you under Section 8 (the unvested portion of such restricted shares, as of the date of your termination of employment, will be immediately forfeited as of such date); and;

          X. other or additional benefits in accordance with applicable plans or programs of the Company.

     G. Exclusivity of Severance Allowance. The severance allowance payable to you under this Section 14 will be paid to you in lieu of any other severance benefit, payment or allowance that you would otherwise be eligible for, except any benefits payable to you under any Kodak severance plan. To the extent, however, you are eligible for a benefit under a Kodak severance plan, the severance allowance payable to you under this Section 14 will be reduced by the amount of such severance benefit.

     H. Release. As a condition of your entitlement to any of the rights, benefits and payments provided in this Section 14, you will be required to execute immediately prior to your termination of employment and honor a general release of claims and covenant not to sue in a form substantially similar to that attached to this letter agreement as Addendum A, which may be amended or supplemented from time to time by written agreement of the parties.

     I. Termination at Will. Notwithstanding anything herein to the contrary, your employment by Kodak is terminable at will with or without Cause; provided, however, that a termination of your employment will be governed in accordance with the terms of this Section 14. Thus, you will be free to terminate your employment at any time, for any reason, and Kodak is free to do the same.

     J. Benefits Bearing. None of the benefits or payments payable under this Section 14 are "benefits bearing." That is, they will not be taken into account, nor considered for any reason, for purposes of determining any company provided benefits or compensation to which you are or may become eligible.

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

     L.   Conditional Nature of Severance Payments.

          I. Noncompetition. You acknowledge that the nature of the Company's business is such that if you were to become employed by, or substantially involved in, the business of a Competitor during the period immediately after termination of your employment equal to the total number of months during which you were employed by Kodak, whether continuously or not, but not for less than six
               (6) months nor more than twenty-four (24) months after such termination, it would be very difficult for you not to rely on or use the Company's trade secrets and confidential information. Consequently, you agree that you will not during such period directly or indirectly engage in (whether as an employee, consultant, agent, proprietor, principal, partner, stockholder, corporate officer, director or otherwise), nor have any material ownership interest in or participate in the financing, operation, management or control of a Competitor

          II. Forfeiture. To avoid the inevitable disclosure of the Company's trade secrets and confidential information, you agree and acknowledge that your right to receive the severance payments and benefits set forth in Sections 14(D)(II), (D)(V), (D)(XII), (D)(XIV), and (D)(XV) and
               Sections 14(E)(II), (E)(V), (E)(XII), (E)(XIV), and
               (E)(XV), hereinafter collectively referred to as the "Severance Benefits," (to the extent you are otherwise entitled to such Severance Benefits) will be conditioned upon your compliance with the terms of Section 14(L)(I). Upon any breach of Section 14(L)(I), all Severance Benefits will immediately cease and any Severance Benefits already paid will be immediately repaid by you to the Company. You also agree that in the event the provisions of Section 14(L)(I) are ever determined to be unenforceable under applicable law, all Severance Benefits will immediately cease and any Severance Benefits already paid will be immediately repaid by you to the Company should you fail to continue to comply with requirements of Section 14(L)(I). The requirements under Section 14(L)(I) are in addition to, and not in lieu of, your obligations under the Eastman Kodak Company Employee's Agreement.

15.  Vacation

You will be entitled to 6 weeks vacation per calendar year. For the current year, your vacation will be pro-rated on a daily basis.

16.  Benefits

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

Our executives are provided with individual financial counseling services through one of three companies. You may, in lieu thereof, choose to continue using your current financial counselor for such services and we will reimburse you for the cost of these services; subject, however, to a maximum reimbursement of $6,000 per year. You will be immediately eligible for this benefit. You are also eligible to participate in the Kodak Executive Health Management Plan.

You will be eligible to participate in any of Kodak's executive fringe benefits in accordance with the terms and conditions of such arrangements as are in effect from time to time for Kodak's senior-level executives.

You will be eligible to participate in the Eastman Kodak Company
Executive Protection Plan. You will be treated under the plan as a Tier 1 employee.

17.  Share Ownership Program

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

18.    Relocation

You will be eligible to participate in Kodak's Enhanced New Hire Relocation Program (the "Relocation Program"). We have previously provided you a summary of the program's benefits. To the extent you are required to include any of the Relocation Program's benefits in your gross income for federal, state or local income or payroll tax purposes, Kodak will provide you with tax gross-up payments so that after taxes are incurred on any benefits under the Relocation Program you will be kept whole.

To assist you in finding a permanent residence in the Rochester, New York area, Kodak will reimburse you for your temporary housing expenses. More specifically, for up to a 6 month period commencing on your start date, Kodak agrees to reimburse you for your temporary housing expenses up to a maximum dollar amount of $3,000 per month. These expenses must be incurred for temporary housing in the Rochester, New York area. Proper documentation of these expenses will be required in accordance with the terms of Kodak's relocation program. To the extent you are required to include any of these expense reimbursement in your gross income for federal, state or local income or payroll tax purposes, Kodak will provide you with tax gross-up payments so that after taxes are incurred on any such expense reimbursement you will be kept whole. The amount of any such "gross-up" will not be included in the calculation of the $3,000 per month limit.

19.  Confidential Information

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

During your employment with Kodak, we would expect that you will keep in mind the Confidential Information and inform us if you believe that any duties or responsibilities to which you are assigned will involve its use or disclosure. I am available at any time to discuss questions that might arise in this regard. All such discussions you may have with me or anyone at Kodak in this regard should refer to the Confidential Information only in general terms so as to avoid disclosure of the information you believe to be confidential.

20.  No Conflicts of Interest

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

21.  Employment Preconditions

This conditional offer of employment is subject to the following conditions and may be withdrawn by Kodak due to your inability to satisfy any one or more of these conditions. By signing this letter, you agree and acknowledge that Kodak may perform the activities contemplated below in order to verify the stated conditions.

     A. Physical Exam and Drug Test. You are required to complete a physical examination and drug screen before this offer becomes final. This will be at Kodak's expense. This offer is contingent upon a negative drug screen urinalysis test result. Kodak's Medical Director will contact you directly concerning the details of your physical exam and drug test.

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

22.  Employee's Agreement

Attached is a copy of the Kodak Employees' Agreement, which you must sign and return to me upon your acceptance of this letter agreement.

23.  Resolution of Disputes

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

You and Kodak will not arbitrate any dispute relating to Sections 12, 13 or 14(L) or your breach of your Eastman Kodak Company Employee's Agreement or the Release attached as Addendum A, but shall institute any judicial proceedings in a court of competent jurisdiction with respect to such a dispute or claim. Disputes with respect to any such provision will be adjudicated within the exclusive jurisdiction of a state or federal court located in Monroe County, New York. Neither party waives any right it may have to remove such an action to the United States Federal District Court located in Monroe County, New York.

24.  Outside Activities

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

25.  Definitions

The following definitions will apply to this letter agreement:

     A. Approved Reason. Approved Reason is a term used in all of Kodak's stock option grants and means a reason for terminating employment with Kodak which, in the opinion of the Executive Compensation and Development Committee of the Board of Directors, is in the best interests of Kodak.

     B.   Cause.  Cause means:

          I. your Willful and continued failure or refusal for a period of at least 60 days following delivery to you of a written notification from the Chief Executive Officer or Board to attempt to perform the usual, customary or reasonable functions of your positions other than due to a disability or approved leave; or

          II. your gross negligence or Willful misconduct in the performance of your duties or obligations to Kodak that is, or is likely to be or is intended to be, materially detrimental to the Company; or

          III. your conviction of any felony (other than a felony predicated on your vicarious liability or involving a traffic violation) or crime involving moral turpitude; or

          IV. your unlawful possession, use or sale of narcotics or other controlled substances, or performing job duties while illegally used controlled substances are present in your system; or

          V. your material breach of this letter agreement which, if correctable, remains uncorrected for 20 days after written notice to you by Kodak of the breach; or

          VI. your material breach of a requirement of the Kodak Business Conduct Guide which requirement has consistently resulted in the termination of employment by employees who have committed similar breaches and which, if correctable, remains uncorrected for 20 days after written notice to you by Kodak of the breach; or

          VII. your breach of your Employee's Agreement.

     C. Company. "Company" means Kodak and all of its subsidiaries and affiliates.

     D. Competitor. A "Competitor" means any of the five (5) organizations designated by the Board of Directors in good faith as direct competitors to the Company. Such designation shall be in a writing delivered to you within thirty (30) days after the commencement of employment (the "Prohibited List"). The Prohibited List may be changed by the Board of Directors from time to time if, in the Board's good faith judgment, changes in the Company's or a competitor's business warrant substitution of one direct competitor for another on the Prohibited List (but there may never be more than five
          (5) entities listed). Such changes to the Prohibited List will be communicated by written notice to you, such notice to be effective only if your commencement of rendering services for such entity is ninety (90) or more days after the giving of such notice.

     E. Disability. "Disability" means meeting the definition of disability under the terms of the Kodak Long-Term Disability Plan and receiving benefits under such plan.

     F. Good Reason. "Good Reason" means the occurrence or failure to cause the occurrence, as the case may be, without your express written consent, of any of the following circumstances:

          I.   any adverse change in your titles; or

          II. a material diminution of your duties, responsibilities or authority; or

          III. your assignment of duties or responsibilities which are materially inconsistent with your then position(s) which if correctable, remain uncorrected for 20 days following written notice to Kodak by you of the assignment (your nonperformance of those duties or responsibilities you consider materially inconsistent solely during such 20 day notice period will not be considered a breach of this letter agreement); or

          VI. any material breach by Kodak of any material provision of this letter agreement that is not cured within 20 days of written notice by you to Kodak's General Counsel specifying the nature of the material breach; or

          V. failure of any successor to Kodak (whether direct or indirect and whether by merger, acquisition, consolidation, or otherwise) to assume in a writing delivered to you upon the assignee becoming such, the obligations of Kodak hereunder.

     G. Permitted Reason. "Permitted Reason" is a term used in all of Kodak's stock option grants and means a reason for terminating employment that is approved by the Chief
          Executive Officer.

     H. Willful. "Willful" means any act done or omitted to be done not in good faith and without reasonable belief that such action or omission was in the best interest of Kodak.

26.  Withholding

All amounts paid by Kodak under this letter agreement will be subject to reduction in order to comply with applicable Federal, state and local tax withholding requirements.

27.  Successors

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

28.  Indemnification

During your employment and thereafter for the period during which you may be subject to potential liability for any claim, action or proceeding (whether civil or criminal) as a result of your service as an officer of Kodak or in any capacity at the request of Kodak, Kodak agrees to (1) indemnify and hold you harmless to the extent permitted under the terms of its Certificate of Incorporation and Bylaws as such document are amended from time to time; and (2) continue to cover you under its directors and officers insurance at the same level then maintained by Kodak for its officers and directors.

29.  Miscellaneous

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

This letter agreement, the Eastman Kodak Company Employee's Agreement and the Release attached as Addendum A, and their interpretation and application, will be governed and controlled by the laws of the State of New York, applicable as though to a contract made in New York by residents of New York and wholly to be performed in New York without giving effect to principles of conflicts of laws.

                                *    *    *

Please respond to this conditional offer of employment prior to March 15, 2003. If you find the conditional offer acceptable, please acknowledge this by signing your name on the signature line provided and returning the signed original of this letter agreement, along with the executed copy of the enclosed Employees' Agreement and the consent form authorizing Kodak to obtain your credit report, directly to me.

Please feel free to contact me at (716) 724-4573 if you have any questions.


                                   Sincerely,



                                   Michael P. Morley

MPM:llh
Enclosures

cc:  Daniel A. Carp


I accept the terms and conditions of this letter agreement.



Signature                         Date



Social Security No.                Birthdate

                                                         Exhibit (99.1)
                         CERTIFICATION PURSUANT TO
                          18 U.S.C. Section 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date:     April 24, 2003

/s/ Daniel A. Carp
Chief Executive Officer

                                                         Exhibit (99.2)
                         CERTIFICATION PURSUANT TO
                          18 U.S.C. Section 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date:     April 24, 2003

/s/ Robert H. Brust
Chief Financial Officer

                                                         Exhibit (99.3)
                         CERTIFICATION PURSUANT TO
                          18 U.S.C. Section 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Eastman Kodak Company (the "Company") on Form 10-Q for the three month period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel A. Carp, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:
     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Daniel A. Carp
Daniel A. Carp
Chief Executive Officer
April 24, 2003

                                                         Exhibit (99.4)
                         CERTIFICATION PURSUANT TO
                          18 U.S.C. Section 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Eastman Kodak Company (the "Company") on Form 10-Q for the three month period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert H. Brust, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:
     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert H. Brust
Robert H. Brust
Chief Financial Officer
April 24, 2003