Form 10-K/A
period 2002-12-31
EASTMAN KODAK CO
filed 2003-06-27
CIK 31235

       0-1

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

                               AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report on Form 10-K for the year ended December 31, 2002 as set forth below:

The exhibits listed below and attached hereto are hereby added to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

     Exhibit

     (99) Eastman Kodak Employees' Savings and Investment Plan Annual Report on Form 11-K for the fiscal year ended December 30, 2002.

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

                                             Eastman Kodak Company
                                                (Registrant)


                                             Robert P. Rozek
                                             Controller

Date:  June 27, 2003


                                                                       0-2

                           INDEX TO Form 10-K/A EXHIBITS

(c)  Exhibits                                                        Page

     (99)  Eastman Kodak Employees' Savings and Investment Plan
           Annual Report on Form 11-K for the fiscal year ended
           December 30, 2002.                                          1

     (99.1) Certification Pursuant to 18 U.S.C. Section 1350,
            as Adopted Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.                               59

     (99.2) Certification Pursuant to 18 U.S.C. Section 1350,
            as Adopted Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.                               61

     (99.3) Certification Pursuant to 18 U.S.C. Section 1350,
            as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.                               63

     (99.4) Certification Pursuant to 18 U.S.C. Section 1350,
            as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.                               64

                                                                Exhibit (99)

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 11-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 30, 2002
                               -----------------

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

            EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN

            INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBIT
                             DECEMBER 30, 2002


(a)  Financial Statements*                                  Page No.

     Report of Independent Auditors                              3
     Statement of Net Assets Available for Benefits              4
     Statement of Changes in Net Assets Available
       for Benefits                                              5
     Notes to Financial Statements                            6-12

(b)  Schedules*

       I.  Schedule of Assets (Held at End of Year)          13-57

(c)  Exhibits

     (23) Consent of Independent Accountants                    58

     (99.5)  Certification Pursuant to 18 U.S.C. Section
             1350, as Adopted Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002.                    65



    * Prepared in accordance with the filing requirements of ERISA. Other Schedules required by Section 2520.103-10 of the Department Of Labor Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they are not applicable.

                      REPORT OF INDEPENDENT AUDITORS





     To the Savings and Investment
     Plan Committee and the Participants of the Eastman Kodak Employees' Savings and Investment Plan


     In our opinion, the financial statements and related schedules listed in the index appearing on page 2 of this Annual Report on Form 11-K present fairly, in all material respects, the net assets available for benefits of the Eastman Kodak Employees' Savings and Investment Plan at December 30, 2002 and 2001, and the changes in net assets available for benefits for the two years ended December 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held at the end of the year is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


     PricewaterhouseCoopers LLP
     Rochester, New York
     June 20, 2003

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                                (in thousands)

                                                          December 30,
                                                     ---------------------
                                                     2002           2001
                                                     ----           ----
ASSETS
Investments at Fair Value:
     Eastman Kodak Company common stock           $  150,389     $  143,882
     Other common and preferred stocks               240,724        314,384
     Mutual funds                                    658,954        847,917
     Interest in common/collective
       trusts (pooled) funds                         368,924        502,331
     U.S. government securities                          397            299
     Loans to participants                            59,728         65,369

Investments at Contract Value:
     Group annuity and other investment
      contracts                                    3,931,026      3,579,574

Other Assets:
     Dividends and interest receivable                   319            399
     Participants' contributions receivable                -             81
     Receivables for securities sold                     289            679
                                                  ----------     ----------


     Total assets                                  5,410,750      5,454,915
                                                  ----------     ----------

LIABILITIES
Payables for securities purchased                        347          1,162
Accrued expenses                                         292            455
                                                  ----------     ----------

     Total liabilities                                   639          1,617
                                                  ----------     ----------

     Net assets available for benefits            $5,410,111     $5,453,298
                                                  ==========     ==========


                 (See accompanying notes to financial statements)

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                                (in thousands)

                                   For the fiscal year ended December 30,
                                   --------------------------------------
                                          2002            2001
                                          ----            ----
ADDITIONS TO NET ASSETS:
Dividends on Eastman Kodak
  Company common stock                $    9,563      $    6,228
Other dividends                           10,764          13,796
Interest                                 262,766         252,708

Net realized and unrealized
  gains (losses) from investments       (283,475)       (260,944)

Employer contributions                    15,263          13,413
Participants' contributions              249,946         206,491
                                      ----------      ----------
     Total Additions                     264,827         231,684
                                      ----------      ----------

DEDUCTIONS FROM NET ASSETS:
Distributions to participants           (303,894)       (328,687)
Administrative expenses                   (4,120)         (4,378)
                                      ----------      ----------
     Total Deductions                    308,014         333,065
                                      ----------      ----------

(Decrease) increase in net assets        (43,187)       (101,381)

Net assets available for benefits
  at beginning of year                 5,453,298       5,554,679
                                      ----------      ----------
Net assets available for benefits
  at end of year                      $5,410,111      $5,453,298
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

Plan participants are able to direct the investment of their Plan holdings (employer and employee) into various investment options offered under the Plan on a daily basis. The investment options consist of thirty-six funds comprised of common and preferred stocks, mutual funds, common/collective trusts (pooled) funds, group annuity and other investment contracts, and U.S. government securities.

Investment Option Changes

Effective December 1, 2003, the Putnam Investors, PBHG Growth, Putnam OTC & Emerging Growth, SSgA Emerging Markets Index, Matthews Pacific Tiger and Scudder Latin America Funds will no longer be available as investment options under the Plan, and participant's balances remaining in these funds on November 30, 2003, if any, will be transferred into the Fixed Income Fund. Effective February 1, 2003, new contributions of any kind will not be allowed to these funds.

Effective January 1, 2003, new investment options were added to the Plan. Those options are the Turner Midcap Growth Fund, PIMCO Opportunity Fund, Batterymarch Small Cap Equity Fund, MFS International New Discover Fund, and American Century Emerging Markets Fund.

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

Contributions

The Plan includes a salary reduction provision allowing eligible Kodak participants to defer up to a certain percentage of qualifying compensation as defined in the Plan. The maximum deferral for Plan years 2002 and 2001 was limited to 30% and 20%, respectively, of the aggregate of qualifying compensation and wage dividend, but not more than the statutory limit of $11,000 for calendar year 2002 and $10,500 for calendar year 2001. Effective January 1, 2000, the Company began to match SIP contributions for an amount up to 3% of wages for employees who contributed up to 5% of their wages to SIP and who also participated in the Cash Balance Plus portion of the Kodak Retirement Income Plan. All contributions to the Plan are immediately vested. Boston Safe invests participant and employer contributions to the Plan into the investment funds, as directed by the participant. Participants are eligible to make transfers between investment funds on a daily basis. Company match funds cannot be used for loans or hardship withdrawals.

Loans

The Plan Administrator may grant a loan to a participant provided that the aggregate of the participant's outstanding loans will not exceed the lesser of: 1) $50,000 less the highest outstanding loan balance during the previous 12 months, or 2) 50% of the current value of the participant's account excluding any Company match funds. A new loan must be at least $1,000 and repaid within four years of the date of the loan. In accordance with the Plan provisions, the rate of interest is fixed at the discretion of the Plan Administrator. Interest is charged at the lesser of the maximum legal rate or the prime rate. The loans are secured by the balance in the participant's account and bear interest at rates that range from 4.25% to 9.5% in 2002 and 5.0% to 11.5% in 2001, which are commensurate with local prevailing rates as determined by the Plan Administrator.

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

The Plan's financial statements have been prepared on the accrual basis of accounting. Distributions to participants are recorded when paid.

Investment Valuation and Income Recognition

The group annuity and other investment contracts are included in the financial statements at current value because they are fully benefit responsive. In aggregate, the recorded value of the group annuity and other investment contracts approximates their fair value. Interest rates on these contracts remain fixed and are not reset until a contract matures. There are no minimum crediting interest rates under the terms of the contracts. Effective annual yields on these contracts ranged between 3.72% and 8.39% in 2002, and between 3.72% and 10.10% in 2001, depending on the date of the contribution, transfer or rollover. The blended rate of return on the Fixed Income Fund was approximately 7.6% in 2002 and 8.0% in 2001.

Interest in common/collective trusts (pooled) funds reflects market values based upon the net asset value of the underlying funds. Shares of mutual funds are valued at the net asset value of shares held by the Plan at December
30. Current values of all other investments are based upon active market quotations on national exchanges, if available, at December 30, or, if not available, upon amounts believed by the Plan Administrator to be realizable at that time. Loans to participants are valued at principle plus accrued interest which approximates fair value.

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

In the normal course of business, the Plan enters into agreements that contain a variety of representations and warranties, which provide general indemnifications. The Plan's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Plan that have not yet occurred. However, based on experience, the Plan expects the risk of loss to be remote.


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



NOTE 4:  NET REALIZED AND UNREALIZED GAINS (LOSSES) FROM INVESTMENTS

Net realized and unrealized gains (losses) from investments for the fiscal year ended on December 30 are:

                                                Net Realized and
                                             Unrealized gains (losses)
 (in thousands)                                  from investments
                                            ---------------------------

                                                2002            2001

Eastman Kodak Company common stock           $  22,575       $ (35,651)
Other common and preferred stocks              (62,925)         18,373
Mutual funds                                  (179,407)       (213,499)
Interest in common/collective trusts
 (pooled) funds                                (70,064)        (43,235)
Pre-mixed portfolio of other funds               6,346          13,068
                                             ---------       ---------
                                             $(283,475)      $(260,944)
                                             =========       =========

NOTE 5:  SIGNIFICANT INVESTMENTS

The following table represents investments having a value equal to or greater than 5% of net assets at December 30, 2002 and 2001:

(in thousands)

                        Maturity    Interest   Principal           Current
    Investment            Date        Rate      Amount              Value
    ----------          ----------  --------  -----------          --------
       2002

John Hancock Mutual
  Life Ins. GAC #15187  04/01/2011     6.79%   $ 289,602            $289,602

Principal Mutual Life
  Ins. #4-20445-2       11/15/2007     7.70%     527,335             527,335
                                                                    --------
  TOTAL                                                             $816,937
                                                                    ========

       2001

John Hancock Mutual
  Life Ins. GAC #15187  04/01/2011     6.79%   $ 385,557            $387,785

Principal Mutual Life
  Ins. #4-20445-2       11/15/2007     7.7%      489,633             492,462
                                                                    --------
  TOTAL                                                             $880,247
                                                                    ========


NOTE 6:  FEDERAL INCOME TAX STATUS

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

NOTE 7:  RELATED PARTY TRANSACTIONS

During 2002, certain Plan investments were shares of mutual funds managed by
T. Rowe Price. T. Rowe Price Retirement Plan Services, Inc. was the recordkeeper since January 1, 2002; therefore, these transactions constitute related party transactions. Fees paid by the Plan to T. Rowe Price for management services amounted to $4,120,404 for the fiscal year ended December 30, 2002.

The Kodak Stock Fund, the SIP Smaller Stock Fund, and the Fixed Income Fund hold small amounts of cash invested in short-term investments. Mellon Trust, the Parent of Boston Safe Deposit and Trust Company, the Plan Trustee, manages these short-term investments; therefore, these transactions constitute related party transactions.

The Kodak Stock Fund is not actively managed, but Boston Safe Deposit and Trust Company, the Plan Trustee, buys, sells and holds the assets for this fund including the cash that is necessary to maintain liquidity. During the year ended December 30, 2002, the Plan purchased shares in the Fund in the amount of $72,833,844, sold shares in the Fund in the amount of $31,685,986, and had net appreciation in the Fund in the amount of $22,574,733. The total value of the Plan's investment in the Fund was $156,947,036 and $148,254,569 at December 30, 2002 and 2001, respectively.

                                                                Schedule I

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                            Principal
                                            Amount or               Current
          Description                      Shares/Units              Value
          -----------                      ------------            --------

5 TO 8 YEAR TIME HORIZON FUND - Pre-mixed portfolio of other funds

Fixed Income Fund* - group annuity contracts     280               $  6,642
Russell 2000 Fund - com./collective trust        102                  1,144
EAFE Equity Index - com./collective trust        212                  1,858
Lehman Aggregate Fund - com./collective trust    435                  6,812
S&P 500 Fund - com./collective trust             317                  6,846
Emerging Mkts. Index - com./collective trust      79                    470
                                                                   --------
     Total                                                         $ 23,772
                                                                   ========

8 TO 20 YEAR TIME HORIZON FUND - Pre-mixed portfolio of other funds

Fixed Income Fund* - group annuity contracts     182                $ 4,309
Russell 2000 Fund - com./collective trust        291                  3,261
EAFE Equity Index - com./collective trust        756                  6,622
Lehman Aggregate Fund - com./collective trust    282                  4,416
S&P 500 Fund - com./collective trust             603                 13,013
Emerging Mkts. Index - com./collective trust     280                  1,675
                                                                   --------
     Total                                                         $ 33,296
                                                                   ========

20 OR MORE YEAR TIME HORIZON FUND - Pre-mixed portfolio of other funds

Russell 2000 Fund - com./collective trust        339                $ 3,795
EAFE Equity Index - com./collective trust        734                  6,424
S&P 500 Fund - com./collective trust             585                 12,622
Emerging Mkts. Index - com./collective trust     435                  2,598
                                                                   --------
     Total                                                         $ 25,439
                                                                   ========

                * Comprised of funds listed on pages 14-24

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                     Maturity          Interest      Current
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
                                     FIXED INCOME FUND

Group Annuity Contracts
  Aetna Life Insurance Co.       01/02/03-04/01/03   6.72%- 7.87%  $   33,869
  Bankers Trust                      12/31/02           7.58%          52,329
  CDC Capital                        03/31/04           6.21%          37,981
  John Hancock Mutual Life
   Insurance Co.                  3/31/04-04/01/11   6.21%- 6.79%     569,378
  Metropolitan Life Insurance Co. 1/15/05-01/15/08   7.27%- 7.34%     287,241
  Monumental Life Insurance Co.      02/15/06           5.72%          86,276
  New York Life Insurance Co.    12/31/04-10/01/07   7.15%- 8.39%     339,870
  Principal Mutual Life
   Insurance Co.                 11/23/03-11/01/08   6.31%- 7.70%   1,004,902
  The Prudential Life Insurance
   Co. of America                12/31/03-10/02/06   7.75%- 7.97%     583,846
  Travelers Insurance Company        07/01/10           7.60%          93,648
                                                                   ----------
     Total                                                         $3,089,340
                                                                   ==========

Investment Contracts
  NISA/AEGON (Wrapper)               10/01/75           3.72%      $  -20,313

  U.S. Government Securities:
  Federal Home Ln Mtg Corp Mtn     4/15/05-5/25/12   4.50%- 6.00%       4,316
  Federal Home Ln Bks Cons BD         4/15/04           3.75%          30,601
  Federal Home Ln Mtg Corp Debs       1/15/05           6.875%          1,441
  Federal Home Ln Mtg Corp Debs       3/15/09           5.75%           8,565
  Federal Natl Mtg Assn Debs       2/15/06-5/15/08   5.50%-6.625%      35,986
  Federal Natl Mtg Assn              11/15/11           5.375%          5,817
  FHLMC Multiclass Mtg             3/15/17-2/25/42      5.50%           2,415
  Student Ln Mktg Assn Mtn            7/15/04           3.375%         17,724
  U.S. Treasury Bonds              2/15/15-2/15/31   5.375%- 11.25%     2,940
  U.S. Treasury Notes              1/31/04-11/15/12  2.00%- 6.50%     119,763

  Corporate Debt Instruments:
  AIG Sunamerica Global Nt            5/10/11           6.30%           1,586
  AOL Time Warner Inc Gl Nt           4/15/06           6.125%          1,033
  AOL Time Warner Inc Deb             4/15/31           7.625%          1,675
  AOL Time Warner Inc Deb             5/01/32           7.70%             417
  AOL Time Warner Inc Nt           5/01/05-5/01/12   5.625%- 6.875%     4,076
  AT&T Corps Bonds                    3/15/09           6.00%              58
  AT&T Corps Sr Nt                   11/15/06           Var             1,070
  AT&T Corp Sr Nt                    11/15/31           Step              553

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                     Maturity          Interest      Current
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
                                FIXED INCOME FUND (Cont'd.)

  Corporate Debt Instruments:
  AT&T Corp Sr Nt                    11/15/11           Step            1,227
  AT&T Corp Nt                        3/15/13           6.50%           2,329
  AT&T Wireless Svcs Inc Nt           5/01/07           7.50              517
  AT&T Wireless Svcs Inc Sr Nt     3/01/06-3/01/31   7.35%- 8.75%       3,491
  AT&T Broadband Corp Nt              3/15/13           8.375%          1,204
  African Dev Bk Sub Bd               9/01/19           8.80%           2,463
  Ahold Fin USA Inc Gtd Nt            7/15/10           8.25%             387
  Albertsons Inc Sr Deb               8/01/29           7.45%           3,054
  Alcoa Inc Nt                        8/01/10           7.375%          1,185
  Alcoa Inc Nt                        1/15/13           5.375%            849
  Alcoa Inc Sr Nt                     1/15/12           6.00%             828
  Alliant Energy Res Inc              1/15/13           9.75%           1,233
  Allstate Corp. Sr Nt               12/15/32           6.125%          1,800
  Amerada Hess Corp Nt             8/15/06-8/15/31   5.90%- 7.30%       3,265
  American Elec Pwr Inc Sr Nt         5/15/06           6.125%          1,587
  American Express Co Nt              9/12/06           5.50%           2,865
  American Gen Fin Mtn                3/15/07           5.75%           2,160
  American Gen Fin Mtn               10/01/12           5.375%            869
  American Home Prods Corp Nt         3/15/06           6.25%           1,938
  Anadarko Fin Co Sr Nt            5/01/11-5/01/31   6.75%- 7.50%       2,084
  Anadarko Pete Corp Sr Nt            3/01/07           5.375%            535
  Anheuser Busch Deb                  1/15/31           6.80%           1,389
  Anheuser Busch Cos Inc Deb          1/15/13           4.375%            499
  Anheuser Busch Cos Inc Nt           1/15/33           5.95%             842
  Apache Corp Nt                      4/15/12           6.25%             675
  Archer Daniels Midland Co Debs     12/15/27           6.75%             415
  Archer Daniels Midland Co Nt        2/01/31           7.00%           2,440
  Associates Corp NA Bonds            2/15/04           5.50%           7,507
  Avalon Bay Cmntys Inc Sr Nts        7/15/06           6.80%           1,594
  Avalon Bay Cmntys Mtn               8/01/09           7.50%             325
  BP Cap Mkts PLC Gtd Nt              4/29/05           4.00%             408
  BRE PPTYS Inc Nt                    3/15/07           5.95%           1,335
  Bank Amer Corp Nt                   2/15/10           7.80%           1,169
  Bank Amer Corp Sr Nt                9/15/12           4.875%          2,373
  Bank Amer Corp Sub Nt               1/15/11           7.40%           1,032
  Bank Amer Corp Global Nt            2/01/07           5.25%           1,402
  Bank One Corp Nt                    9/01/07           4.125%          1,341
  Bank One Corp Mtn                   2/17/09           6.00%           3,011
  Bank One Corp Sub Nt                1/30/13           5.25%             878
  BankAmerica Corp Sub Nt             4/15/06           7.20%           6,090
  Bayerische Landesbank Sr Dep        1/14/05           4.125%          2,188

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                     Maturity          Interest      Current
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
                             FIXED INCOME FUND (Cont'd.)

  Corporate Debt Instruments:
  Bear Stearns & Co Inc              11/15/14           5.70%             946
  Bear Stearns Cos Inc Global Nt      1/15/07           5.70%           1,623
  Bellsouth Corp Nt                  10/15/06           5.00%           1,497
  Bellsouth Corp Nt                  10/15/11           6.00%             660
  Bellsouth Telecommunicat Bnds       6/01/28           6.375             398
  Boeing Co.                          8/15/24           7.95%           4,337
  Boeing Cap Corp Global Nt           1/15/13           5.80%             813
  Bristol Myers Squibb                6/15/23           7.15%           1,677
  Bristol Myers Squibb Co Nt     10/01/06-10/01/11   4.75%- 5.75%         848
  British Telecommunications Nt      12/15/10           Step Up         2,164
  British Telecommunications PLC     12/15/30           Step Up         2,844
  Burlington North Santa Fe           5/13/29           7.082%          1,141
  Burlington Northn Santa Fe Nt       7/15/11           6.75%           1,707
  Burlington Resources Finance       12/01/06           5.60%           1,861
  CIT Group Inc New Sr Nt            11/30/07           5.50%           3,624
  CIT Group Inc Sr Nt                 4/02/12           7.75%             732
  California Infrastructure           9/25/08           6.38%             770
  Campbell Soup Co Nt                12/03/12           5.00%             410
  Canadian National Railway Co       10/15/11           6.375%            559
  Canadian Pacific Railway Co    10/15/11-10/15/31   6.25%- 7.125%      1,467
  Capital Auto Rec 02 2 Cl            7/15/05           3.82%           1,149
  Capital Auto Rec Asset Tr           9/15/05           3.05%           3,300
  Carramerica Rlty Corp Nts           7/01/04           7.20%             500
  Caterpillar Inc Nt                  5/01/11           6.55%             913
  Charter One Bk FSB Sub Nt           5/15/12           6.375%          1,573
  Chase Manhattan Auto                3/15/06           3.49%           4,085
  Chevrontexaco Cap Co Gtd Nt         9/17/07           3.50%           1,019
  Cingular Wireless LLC Sr Nt        12/15/11           6.50%             431
  Citigroup Inc Global Sub Nt        10/01/10           7.25%           6,540
  Citigroup Inc Global Sr Nt          1/18/11           6.50%           2,436
  Citigroup Inc Global Sr Nt      3/06/07-2/21/12    5.00%- 6.00%       2,776
  Citigroup Inc Global Sr Nt          6/30/05           4.125%          1,302
  Citigroup Inc Global Sub Nt         8/27/12           5.625%            200
  Citizens Communications Co B        8/15/31           9.00%             686
  Citizens Communications Co Nt       5/15/06           8.50%             831
  Clear Channel Comm Inc Nt          11/01/06           6.00%             532
  Coca-Cola Co Nts                    4/30/09           5.75%           4,557
  Coca-Cola Enterprises               9/15/28           6.75%           1,692
  Comcast Cable Commns Nts       11/15/08-01/30/11   6.20%- 6.75%         405
  Comcast Cable Communs Inc Nt        1/30/11           6.75%             782
  Compaq Computer Corp Nt             8/01/05           7.65%             547

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                     Maturity          Interest      Current
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
                                  FIXED INCOME FUND (Cont'd.)

  Corporate Debt Instruments:
  Compaq Computer Mtn                 5/15/03           6.20%             507
  Conagra Inc Sr Nts                  8/01/27           6.70%           1,512
  Conagra Foods Inc. Nt               9/15/11           6.75%           1,864
  Conoco Phillips Nt             10/15/07-10/15/32   3.625%-5.90%       2,413
  Conoco Phillips Nt             10/15/12-10/15/32   4.75%- 5.90%         832
  Conoco Fdg Co Nt               10/15/06-10/15/31   5.45%- 7.25%       2,785
  Conoco Inc Sr Nts               4/15/09-4/15/29    6.35%- 6.95%       2,540
  Constellation Energy Group
   Inc                                4/01/32           7.60%           1,744
  Corporate PPTY Invs Nt              3/15/16           7.875%          1,882
  Costco Whsl Corp New Sr Nt          3/15/07           5.50%           1,347
  Countrywide Home Lns Mtn            8/01/06           5.50%           1,304
  Cox Communications Inc New Nt       3/15/11           6.75%           1,036
  Cox Communications Inc New Nt      10/01/12           7.125%            668
  Credit Suisse FB USA Nts            8/01/06           5.875%          2,144
  Credit Suisse FB USA Inc Nt         1/15/12           6.50%             536
  Credit Suisse First Boston Inc      4/15/07           5.75%             450
  Credit Suisse FB USA Inc Sr Nt      1/15/08           4.625%            437
  Daimlerchrysler Auto                9/06/06           5.32%           2,030
  Daimlerchrysler Auto Tr            11/08/06           2.56%           1,042
  Daimlerchrysler North Amer Nt       9/01/09           7.20%           1,336
  Daimler Chrysler North Amer         9/01/04           6.90%           2,596
  Daimler Chrysler N A Hldg Nt        5/15/06           6.40%             539
  Daimler Chrysler N A Hldg Corp      1/15/12           7.30%             985
  Daimler Chrylser Hldg Corp Nt       1/18/31           8.50%           1,729
  Deere John Cap Corp Nt              3/15/12           7.00%           1,395
  Deere & Co Global Nt                4/25/14           6.95%             591
  John Deere Capital Corp Notes       8/22/07           4.50%             310
  Delphi Corporation Deb              5/01/29           7.125%          1,926
  Detroit Edison Co Sr Nt            10/15/12           5.20%             701
  Deutsche Telekom Intl Fin BV        6/15/05           Step            1,149
  Deutsche Telekom Intl Fin BV        6/01/32           9.250%          3,454
  Devon Fing Corp ULC Nt              9/30/11           6.875%          2,290
  Devon Fing Corp ULC Deb             9/30/31           7.875%          1,312
  Diageo PLC Nt                      11/19/07           3.50%             428
  Disney Global Bonds                 3/30/06           6.75%           2,562
  Disney Walt Co Mtn                  3/01/12           6.375%            878
  Dominion Res Inc Del Nt             9/17/12           5.70%             791
  Dominion Res Inc Del Sr Nt         12/15/32           6.75%           1,745
  Dominion Res Inc Del Sr Nt D       12/15/09           5.125%            264

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                     Maturity          Interest      Current
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
                           FIXED INCOME FUND (Cont'd.)

  Corporate Debt Instruments:
  Dow Chem Co Nt                 10/01/12-11/01/29    6.00%-7.375%      3,125
  Dow Chem Co Global Nt              12/15/08           5.75%           1,390
  DuPont EI de Nemours & Co Nt       10/15/09           6.875%          1,768
  DuPont EI de Nemours & Co Nt       11/15/12           4.75%             465
  Duke Cap Corp Sr Nt                 2/15/32           6.75%           1,452
  Duke Energy Corp Sr Nt          1/15/12-11/30/12    5.625%-6.25%        812
  Duke Energy Field Svcs LLC          8/16/10           7.875%            191
  Duke Energy Field Svcs LLC Nt       8/16/30           8.125%          1,506
  Duke-Weeks Rlty Ltd Partnrship      3/15/05           6.875%          1,554
  EOP Oper LTD Partnership Nt         1/15/04           6.50%           1,147
  EOP Operating LP Nts                2/15/12           6.75%           2,947
  EOP Operating LP Nts                4/13/05            Var            2,383
  Electronic Data Sys Corp Nt        10/15/29           7.45%             467
  Emerson Elec Co Nt                  6/01/05           7.875%          1,799
  Emerson Elec Co Nt                  8/15/32           6.00%             622
  Energy East Corp Nt                 6/15/12           6.75%           2,109
  Evans Withcombe Res Nts             4/15/04           7.50%           1,078
  Exelon Corp Sr Nt                   5/01/11           6.75%             933
  FMR Corp Nt                         6/15/19           7.49%           2,274
  FMR Corp Debs                       6/15/29           7.57%             507
  Federated Dept Stores Inc
   Del                           9/01/08-4/01/29    6.625%- 6.90%       1,773
  First Chicago Corp Sub Nt           1/30/09           6.375%          3,229
  First Sec Corp Del Sr Nt           11/15/06           6.875%          5,043
  First Un Corp Sub Nts              10/15/35           6.55%           3,325
  First Un Natl Bk Mtn                8/18/10           7.80%             545
  Firstar Bk Na Cincinnati Oh Nt     12/01/09           7.125%          2,812
  First Energy Corp Nt Ser A         11/15/06           5.50%             916
  First Energy Corp Nt Ser B         11/15/11           6.45%             399
  First Energy Corp Nt Ser C         11/15/31           7.375%            389
  FleetBoston Finl Corp Sr Nt         9/15/05           7.25%             831
  FleetBoston Finl Corp Sr Nt        12/01/06           4.875%          2,547
  Ford Mtr Co                         7/16/31           7.45%           4,084
  Ford Mtr Cr Co                     10/25/11           7.25%           1,705
  Ford Motor Credit Co Sr Nts         1/12/09           5.80%           2,480
  Ford Mter Cr Co Global Landmark     7/16/04           6.70%           2,038
  Ford Mtr Cr Co Global Secs          2/01/06           6.875%          9,670
  Ford Mtr Cr Co Global Secs          1/25/07           6.50%           2,472
  France Telecom SA Nt                3/01/11           Step            1,020
  France Telecom SA Nt                3/01/06           Step              877
  France Telecom SA Nt                3/01/31            Var            2,300

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                     Maturity          Interest      Current
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
                            FIXED INCOME FUND (Cont'd.)

  Corporate Debt Instruments:
  GTE Corp                            4/15/28           6.94%           1,420
  General Elec Cap Mtn          11/01/05-1/15/13     5.45%- 6.80%       8,265
  General Elec Cap Mtn           1/15/08-3/15/32     4.25%- 6.75%       3,102
  General Elec Cap Corp Nt            5/21/07           8.75%           2,411
  General Elec Cap Corp Mtn           6/15/12           6.00%             647
  General Mls Inc Bd                 11/30/07           3.875%          2,731
  General Mls Inc Nt                  2/15/07           5.125%            532
  General Mtrs Accep Corp Nts    6/17/04-11/01/31    6.85%- 8.00%      11,716
  General Mtrs Accep Corp Nt     1/15/06-11/01/31    6.75%- 8.00%       1,450
  General Mtrs Accep Corp Sr Nt       8/28/12           6.875%          1,038
  General Mtrs Accep Corp Sr Nt  8/28/07-2/01/12     6.125%- 7.00%      3,515
  General Mtrs Corp Sr Nt             1/15/11           7.20%           3,191
  Goldman Sachs Group Inc Nt          8/17/05           7.625%          1,125
  Goldman Sachs Group Inc Sr Nt       9/01/12           5.70%           1,674
  Goldman Sachs Group Inc Sr Nt       1/15/12           6.60%             776
  Goodrich Corp Nt                   12/15/12           7.625%          1,180
  HCA Inc Nts                        10/01/12           6.30%             480
  HSBC Hldgs PLC Sub Nt              12/12/12           5.25%             463
  Hrpt PPTYS Tr Nt                    1/15/13           6.50%             655
  Harman Intl Inds Inc New Nt         2/15/07           7.125%            316
  Harrahs Oper Inc Sr Nt              6/01/07           7.125%            552
  Hartford Life Inc Sr Nt             3/01/31           7.375%            134
  Heinz H J Finance Co                3/15/32           Step              440
  Heinz H J Fin Co Gtd Nt             7/15/11           6.625%          1,044
  Heinz H J Fin Co Gtd Nt             3/15/12           Step            1,471
  Heinz Corp Nt                       6/01/12           7.625%            352
  Home Depot Inc Sr Nt                9/15/04           6.50%             536
  Household Fin Corp Nt               6/17/08           6.40%           1,319
  Household Fin Corp Nt          1/24/06-5/15/11     6.50%- 6.75%       6,948
  Household Fin Corp Nt          1/30/07-5/15/12     5.75%- 7.00%       2,684
  Household Finance Corp Sr Nts       9/25/04           5.875%            363
  Hyatt Equities LLc Nt               6/15/07           6.875%            509
  Hydro-Quebec                        4/01/16           7.50%           1,879
  Imperial TOB Overseas BV            4/01/09           7.125%            892
  International Bk Recon & Dev   1/27/05-3/28/06     5.00%- 7.00%       7,935
  IBM Corp                       10/1/06-10/30/25    4.875%-7.00%       2,702
  IBM Corp                       11/29/12-11/29/32   4.75%- 5.875%      1,150
  J P Morgan Chase & Co Gbl Nt        2/01/11           6.750%            431
  J P Morgan Chase & Co Nt            3/01/07           5.35%           1,853
  JP Morgan Chase & Co Sub Nt         1/02/13           5.75%           1,117

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                     Maturity          Interest      Current
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
                              FIXED INCOME FUND (Cont'd.)

  Corporate Debt Instruments:
  JP Morgan Chase & Co Nts            8/15/06           5.625%          3,019
  JP Morgan Chase & Co Gloval Nt      3/15/12           6.625%          1,755
  JP Morgan Chase & Co Sub Nt         1/02/13           5.75%             757
  KN Energy Inc Debs                  3/01/28           7.25%             790
  Kellogg Co Nt Ser B                 4/01/06           6.00%           2,549
  Kellogg Co Nt Ser B                 4/01/11           6.60%             565
  Kellogg Co Deb Ser B                4/01/31           7.45%             611
  Kimberly Clark Corp Bd              2/15/12           5.625%            546
  Kinder Morgan Inc Sr Nt             9/01/12           6.50%             613
  Korea Dev Bk Nt                    11/13/07           4.25%           1,335
  Korea Dev Bk Nt                    11/16/06           5.25%             532
  Korea Elec Pwr Corp Nt              9/12/07           4.25%             505
  Kraft Foods Inc Global Nt          11/01/11           5.625%          2,193
  Kroger Co Sr Nt Ser B               6/01/09           7.25%           1,885
  Lehman Bros Hldgs Inc Nt            5/15/06           6.25%           1,094
  Lehman Brothers Holdgs Tr           1/18/12           6.625%          3,630
  Liberty Media Corp Sr Deb           2/01/30           8.25%             822
  Lockheed Martin GTD                 5/15/06           7.25%             507
  Lockheed Martin Corp Deb           12/01/29           8.50%           1,475
  Lockheed Martin Corp Nt            12/01/09           8.20%             743
  Loews Corp                          6/01/23           7.625%            509
  MMCA Auto Owner Tr                  3/15/07           2.97%           2,254
  Marathon Oil Corp Nt                6/01/07           5.375%          1,309
  Marsh & McLennan Cos Inc Sr Nt      3/15/12           6.25%           1,387
  May Dept Stores Co Nt               1/15/32           6.90%             658
  Meadwestvaco Corp Nt                4/01/12           6.85%           1,772
  Merrill Lynch & Co Inc Nts          2/17/09           6.00%             762
  Metlife Inc Sr Nts                 12/01/06           5.25%           1,506
  Midamerican Energy Hldgs           10/01/12           5.875%            458
  Morgan Stanley DW & Co Gl Nt    4/15/06-4/15/11   6.10%- 6.75%        4,799
  Morgan Stanley DW & Co Nt           4/01/07           5.80%           1,632
  Motorola Inc Nts                   11/15/10           7.625%          1,126
  Nabisco Inc Debs                    6/15/15           7.55%             997
  National City Corp Sub Deb          5/15/19           6.875%          1,745
  National Rural Utils Coop Fin       3/01/12           7.25%           1,495
  News Amer Hldgs                     2/01/13           9.25%             305
  News Amer Hldgs Inc Sr Deb         10/30/25           7.70%           2,435
  News Amer Inc Gtd Sr Debs           4/08/28           7.125%            481
  Niagara Mohawk Pwr Corp Sr Nts     10/01/08           7.75%             781
  Nissan Auto Rec                     2/15/07           4.80%             992

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                     Maturity          Interest      Current
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
                               FIXED INCOME FUND (Cont'd.)

  Corporate Debt Instruments:
  Norfolk Southn Corp Unsecd Deb      3/01/21           9.00%             456
  Norfolk Southern Corp Sr Nts        4/15/09           6.20%           3,271
  Norfolk Southn Corp Sr Nt           2/15/31           7.25%             817
  Northrup Grumman Corp Deb           2/15/31           7.75%           1,204
  Occidental Pete Corp Sr Debs        4/01/28           7.20%             371
  Occidental Pete Corp Nt             1/15/07           5.875%            336
  Occidental Pete Corp Nt             1/15/12           6.75%             569
  Oncor Elec Delivery Co              9/01/22           7.00%           1,216
  PDVSA Fin Ltd Nt                   11/16/12           8.50%             488
  PSEG Pwr LLC Sr Nt              6/01/12-4/15/31   6.95%-8.625%        1,426
  Peco Energy 99-A CL A-4             3/01/07           5.80%           3,740
  Pemex Proj Fdg Mtn                 11/15/11           8.00%           2,033
  Pepsi Bottling Grp Inc Gtd Sr       3/01/29           7.00%             583
  Pepsi Bottling Holdgs Nt            2/17/04           5.375%          1,172
  Petronas Cap Ltd USD Gtd            5/22/12           7.00%           1,793
  Philip Morris Cos Inc               2/01/06           6.375%            553
  Philip Morris Debs                  1/15/27           7.75%             883
  Phillips Pete Co Nt                 5/25/10           8.75%             765
  Procter & Gamble Co Deb             9/01/24           8.00%           2,599
  Procter & Gamble ESOP Deb           1/01/21           9.36%           3,332
  Procter & Gamble Co Sr Nt           8/15/08           4.30%             529
  Progress Energy Inc Sr Nt           3/01/31           7.75%           1,990
  Progress Energy Inc Sr Nt           3/01/11           7.10%             470
  Prudential Ins                      7/01/25           8.30%             974
  Pulte Corp Shelf 3                 10/24/05           7.30%             941
  Raytheon Co Bds                     8/15/27           7.20%             549
  Raytheon Co Nts                    11/01/08           6.15%           4,009
  Raytheon Co Nts                 3/01/06-3/01/10    8.20%- 8.30%       1,753
  Republic Svcs Inc Nt                8/15/11           6.75%             548
  Reynolds R J Tob Hldgs Inc Nt       6/01/07           6.50%             554
  Rohm & Haas Co Deb                  7/15/29           7.85%           1,757
  Rohm & Haas Co Nt                   7/15/09           7.40%             578
  Royal KPN NV Nt                    10/01/30           8.375%          1,058
  Royal KPN NV Nt                    10/01/10           8.00%             610
  SBC Commn Inc Global Nt             8/15/12           5.875%          1,354
  SBC Communication Inc Nt            5/02/06           5.75%           2,602
  Safeway Inc Nt                      8/15/05           3.80%           1,754
  Safeway Inc Nt                      8/15/12           5.80%             525
  Salomon Smith Barney Hldgs Nt       2/15/08           6.50%             560
  SANWA Bk Ltd N Y Brh Sub Nt         6/15/11           7.40%             297

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                     Maturity          Interest      Current
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
                               FIXED INCOME FUND (Cont'd.)

  Corporate Debt Instruments:
  Sara Lee Corp Nt                    9/15/11           6.25%             562
  SCANA Corp Mtn                      5/15/11           6.875%          1,136
  Sears Roebuck Accep Corp Sr Nt      4/15/12           6.70%           1,390
  Shopping Ctr Assocs Sr Nt           1/15/04           6.75%             620
  Simon Debartolo Group LP Nt         6/15/03           6.625%          1,019
  Simon PPTY Group LP Nt             11/15/07           6.375%            542
  Spieker Properties Notes           12/01/17           7.35%             664
  Spieker PPTYS LP Nt                 5/01/09           7.25%             964
  Sprint Cap Corp                 5/01/04-5/01/19   5.875%- 6.90%       2,904
  Sprint Cap Corp Nt              3/15/12-3/15/32   8.375%- 8.75%       1,353
  Sprint Cap Corp Gtd Nt              1/15/07           6.00%           1,181
  Sumitomo Mitsui Bk Corp Sub Nt      6/15/12           8.00%             752
  Suntrust Bks Inc Sub Nts            2/15/26           6.00%           2,109
  TCI Commun Inc                      8/01/05           8.00%           1,610
  TCI Commun Inc                      8/01/15           8.75%             808
  TCI Communications Inc Nts          2/15/06           6.875%          1,369
  TCI Communications Inc Debs         2/15/28           7.125%          2,502
  Teco Energy Inc Nt                  5/01/11           7.20%           1,569
  Target Corp Nts                     8/15/10           7.50%           2,469
  Target Corp Nt                      3/01/12           5.875%          1,305
  Telefonica Europe BV US Nt          9/15/30           8.25%             554
  Tenet Healthcare Corp Sr Nt         7/01/07           5.00%             543
  Texaco Cap Inc                      3/15/20           9.75%             877
  Texaco Cap Inc Nt                   1/15/09           5.50%           2,399
  Texas Eastn Transmission Corp       7/15/07           5.25%             911
  Toyota Motor Credit Nts            12/15/08           5.50%             544
  Transocean Sedco Forex Inc Nt       4/15/31           7.50%           1,152
  Tyson Foods Inc Nt                 10/01/11           8.25%           2,797
  Unilever Cap Corp                  11/01/05           6.875%          2,272
  Union Pac Corp Nt                   1/15/11           6.65%           1,993
  Union Pac Res Group Inc Deb         5/15/28           7.15%           2,686
  United Airls 00-2 CTF CL A2        10/01/12           7.186%            883
  United Technologies Corp Nt         3/01/11           6.35%           1,920
  Unilever Cap Corp               11/01/05-11/01/10  6.875%-7.125%      1,153
  Union Pacific Corp Bds              2/01/29           6.625%            551
  Union Pacific Corp Nt               4/15/12           6.50%             563
  United Technologies Corp Deb        9/15/29           7.50%             999
  United Technologies Corp Nt         5/15/12           6.10%             897
  US Bk Natl Assn Mtn                 8/01/11           6.375%            957
  US Bancorp Mtn                      7/15/07           5.10%             484
  Valero Energy Corp Nt           4/15/12-4/15/32    6.875%- 7.50%      1,476

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                     Maturity          Interest      Current
          Description                 Dates             Rates         Value
          -----------                --------          --------      --------
                            FIXED INCOME FUND (Cont'd.)

  Corporate Debt Instruments:
  Verizon Global Fdg Corp Nt         12/01/05           6.75%           1,934
  Verizon Global Fdg Corp Nt          6/15/07           6.125%          1,922
  Verizon Global Fdg Corp Bd          6/15/12           6.875%            951
  Verizon New Eng Inc Deb             9/15/11           6.50%           2,602
  Verizon New York Inc Deb Ser A      4/01/12           6.875%            541
  Verizon New York Inc Deb Ser A      4/01/32           7.375%            696
  Verizon Wireless Cap LLC Nt        12/15/06           5.375%            523
  Viacom Inc Sr Nt                1/30/06-8/15/12   5.625%- 6.40%       1,082
  Viacom Ind Sr Nt                    7/30/30           7.875%          2,749
  Virginia Elec & Pwr Co Sr Nt        2/01/07           5.375%          1,644
  Vodafone Airtouch PLC Nt            2/15/10           7.75%             472
  Wachovia Corp 2nd New Global       11/01/06           4.95%           4,080
  Wal Mart Stores Inc Nt           8/10/09-2/15/30   6.875%- 7.55%      6,436
  Wal Mart Stores Inc Global Bd       7/12/07           4.375%            739
  Washington Mut Inc Sr Nt            1/15/07           5.625%          3,171
  Wells Fargo & Co New Nt             2/15/07           5.125%          1,613
  Wells Fargo & Co New Sub Nt        11/15/14           5.00%             989
  Wells Fargo Bk NA Nt                2/01/11           6.45%             506
  Westinghouse Cr Corp Nt             6/14/14           8.875%          2,569
  Weyerhaeuser Co Nt               3/15/07-12/15/09  5.25%- 6.125%      5,532
  Weyerhaeuser Co Nts                 3/15/12           6.75%             656
  Weyerhaeuser Co Nts                 3/15/32           7.375%            327

  Other Investments:
  Financement Quebec                 10/25/12           5.00%           2,886
  Korea Rep Bds                       4/15/08           8.875%          1,241
  Prov of British Columbia           10/03/06           4.625%          2,721
  Prov of New Brunswick              10/23/07           3.50%           1,520
  Prov of Nova Scotia                 2/27/12           5.75%           2,643
  Prov of Ontario                     8/04/05           7.00%           2,880
  Prov of Ontario                     7/17/12           5.125%            535
  Prov of Quebec                   1/30/07-9/15/29    7.00%- 7.50%      3,393
  Prov of Quebec                      7/22/36           Step            1,627
  Prov of Quebec                   1/22/11-9/15/29    6.125%- 7.50%     1,768
  Mexico United Mexican Sts           5/15/26          11.50%           1,283
  United Mexican Mtn                  1/14/11           8.375%            983
  United Mexican Sts Mtn           1/14/12-8/15/31    7.50%- 8.30%      7,290

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                     Maturity          Interest     Current
          Description                 Dates             Rates        Value
          -----------                --------          --------     --------
                           FIXED INCOME FUND (Cont'd.)

  Common/Collective Trust:
  TBC Inc. Pooled Emp Daily          12/31/99           Var           21,570


  Cash:                                                                7,998
                                                                   ---------

  Total Investment Contracts                                       $ 830,735
                                                                   =========

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------

**Common/Collective Trusts
  TBC Inc. Daily Liquidity Fund   $13,109                           $ 13,109
                                                                    ========


        LEHMAN BROTHERS AGGREGATE BOND INDEX FUND - Common/collective trust

Lehman Aggregate Fund               1,938                           $ 30,283
                                                                    ========
                            ** Parties-in-interest

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
              S&P 500 LARGE STOCK INDEX FUND - Common/collective trust

S&P 500 Fund                        8,886                           $191,714
                                                                    ========

               NON-U.S. STOCK INDEX FUND - Common/collective trust

EAFE Equity Index                     408                           $  3,577
Emerging Mkts. Index                   67                                402
                                                                    --------
     Total                                                          $  3,979
                                                                    ========

            RUSSELL 2000 SMALL STOCK INDEX FUND - Common/collective trust

Russell 2000 Fund                   2,262                           $ 25,334
                                                                    ========

                       **KODAK STOCK FUND - Common stock

Eastman Kodak Company Common
  Stock                             4,233                           $150,389
                                                                    ========

*Common/Collective Trust
TBC Inc. Daily Liquidity Fund     $ 6,558                           $  6,558
                                                                    ========

                      PIMCO TOTAL RETURN FUND - Mutual fund

PIMCO Funds Pac.
  Investment Mgmt. Ser.             3,280                           $ 35,001
                                                                    ========

                           ** Parties-in-interest

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                 SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                      MSIF TRUST HIGH YIELD FUND - Mutual fund

MSIF High Yield
  Portfolio                         1,453                           $  6,553
                                                                    ========

                        FIDELITY PURITAN FUND - Mutual fund

Fidelity Puritan Tr
  Puritan Fund                      3,653                           $ 57,573
                                                                    ========

                   **T. ROWE PRICE EQUITY INCOME FUND - Mutual fund

T. Rowe Price Equity
  Income Fund                       1,969                           $ 38,873
                                                                    ========

                      FIDELITY GROWTH AND INCOME FUND - Mutual fund

Fidelity Securities Fund
  Growth & Income Portfolio         1,495                           $ 45,336
                                                                    ========

                           PUTNAM INVESTORS FUND - Mutual fund

Putnam Investors Fund Inc.
  CL                                2,947                           $ 26,227
                                                                    ========

                            PUTNAM VISTA FUND - Mutual fund

Putnam Vista Fund Inc. CL           3,450                           $ 21,290
                                                                    ========


                               ** Parties-in-interest

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                 SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                           PBHG GROWTH FUND - Mutual fund

PBHG Funds Inc. Growth Fund         1,360                           $ 19,288
                                                                    ========


                  **T. ROWE PRICE SMALL-CAP VALUE FUND - Mutual fund

T. Rowe Price Small Cap. Value
  Fund Inc. Cap. Stk.               3,215                           $ 70,321
                                                                    ========


                       SKYLINE SPECIAL EQUITY FUND - Mutual fund

Skyline Fund Special
  Equities Portfolio                1,406                           $ 29,205
                                                                    ========


                     PUTNAM OTC & EMERGING GROWTH FUND - Mutual fund

Putnam OTC & Emerging
  Growth Fund CL                    3,554                           $ 18,338
                                                                    ========


                         MSIF TRUST VALUE FUND - Mutual fund

MSIF Trust Value Portfolio          2,004                           $ 23,183
                                                                    ========


                              ** Parties-in-interest

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                SIP SMALLER STOCK FUND - Common or preferred stocks Preferred Stocks
  Angelo & Maxies Inc.
    Pfd. Ser. A                        11                           $     23
                                                                    ========

Common Stocks
  AAR Corp.                            52                           $    269
  AGCO Corp. Com.                      16                                359
  AK Stl. Hldg. Corp. Com               2                                 17
  AMDOCS Ltd.                         263                              2,622
  ANFI Inc. Com.                        1                                 17
  ATMI Inc. Com.                        1                                 24
  Aaipharma Inc. Com.                  14                                200
  Aaron Rents Inc. Com.                40                                855
  Abercrombie & Fitch Co. CL A          7                                142
  Abgenix Inc. Com                     14                                 99
  Accredo Health Inc. Com.             17                                591
  Ace Cash Express Inc.                 5                                 44
  Aceto Corp.                           3                                 47
  Action Performance Cos. Inc.          8                                146
  Activision Inc.                      53                                760
  Adaptec Inc. Com.                     8                                 41
  Administaff Inc. Com.                57                                337
  Advanced Auto Pts. Inc. Com.          2                                 74
  Advanced Fiber Communications
    Inc. Com.                          13                                207
  Advance PCS Com.                      9                                191
  Advanta Corp. Cl. A                   8                                 75
  Advisory Board Co. Com.              16                                482
  Agile Software Corp. Del. Com.       11                                 93
  Agrium Inc. Com.                      3                                 34
  Airborne Inc. Com.                   11                                168
  Airgas Inc.                          60                              1,012
  Airnet Sys. Inc. Com.                 3                                 12
  Albany Intl. Corp. CL A              14                                285
  Albany Molecular Resh. Inc. Com.     11                                162
  Albemarle Corp.                       4                                107

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                           SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Allen Telecom Inc. Com.              31                                281
  Alliance Atlantic Commns. Inc.
    CL B                               48                                476
  Alliant Techsystems Inc. Com.         4                                221
  Allied Resh. Corp.                    4                                 72
  Almost Family Inc. Com.               1                                  3
  Altiris Inc. Com.                     2                                 32
  Ambassadors Group                     1                                  4
  American Biltrite Inc.                2                                 16
  American Business Finl. Svcs. Inc.
    Com.                                1                                  5
  American Eagle Outfitters New        10                                133
  American Financial Group Inc. Ohio
    Com.                                6                                142
  American Healthways Inc.              6                                112
  American Italian Pasta Co. CL A       3                                101
  American Med. Sec. Grp. Inc. Com.     5                                 63
  American Mgmt. Sys. Inc. Com.        19                                233
  American Natl. Ins. Co.               9                                714
  American PAC Corp.                    2                                 16
  American Pharmaceuticals Partners
    Inc. Com.                          18                                320
  American Physicians Cap. Inc.         1                                  2
  Americas Car Mart Inc. Com.           1                                  4
  Ameron International Corp.            2                                129
  Amli Residential PPTYS. Tr.
    Sh. Ben. Int.                      12                                265
  Ampco Pittsburgh Corp.                6                                 66
  Amrep Corp.                           1                                  7
  Andersons Inc. Com.                   1                                 10
  Andrx Group                          32                                458
  Angelica Corp. Com.                   4                                 73
  AnnTaylor Stores Corp. Com.          11                                232
  Aon Corp. Com.                      106                              2,003
  Apogent Technologies Inc. Com.       23                                463

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                         SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Apollo Grp. Inc. Univ. Phoenix
    Online.com                          1                                 18
  Applied Films Corp. Com.              5                                105
  Arbitron Inc. Com.                    7                                234
  Arden Group Inc. CL A                 1                                 61
  Ark Restaurants Corp.                 1                                  2
  Armor Hldgs. Inc.                     9                                122
  Arris Group Inc. Com.                17                                 54
  Aspen Technology Inc. Com.           25                                 71
  Asta Fdg. Inc. Com.                   2                                 20
  Astoria Finl. Corp. Com.             43                              1,187
  Atlantic Tele-Network Inc.
    Com. New                            1                                 12
  Auburn Natl. Bancorp Com.             1                                 15
  Axcan Pharma Inc. Com.               44                                495
  Axcelis Technologies Inc. Com.       16                                 91
  Aztar Corporation                    25                                350
  BHA Group Holdgs. Inc.                1                                  2
  BJS Whsl. Club Inc. Com.              6                                111
  BNCCORP Inc.                          1                                  9
  Baker Michael Corp.                   2                                 16
  Ball Corp. Com.                      15                                740
  Bancorp Rhode Island Inc. Com.        1                                  2
  Bank of Hawaii Corp.                  1                                 37
  Bankunited Fin. Corp. CL A           16                                255
  Banta Corp.                          13                                408
  Barnwell Inds. Inc.                   1                                 10
  Bassett Furniture Inds. Inc.          8                                110
  Bausch & Lomb Inc. Com.              26                                915
  Bay St. Bancorp Inc. Com.             1                                 16
  BEA Sys. Inc. Com.                   55                                633
  Beazer Homes USA Inc.                 3                                199
  Belden Inc. Com.                      5                                 78
  Bell Microproducts Inc. Com.          6                                 34
  Belo Corporation                      2                                 36

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                      SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Benchmark Electrs. Inc.              10                                286
  Berkley W. R. Corp. Com.              7                                267
  Berkshire Bancorp Inc. Del. Com.      1                                 31
  Big Lots Inc. Com.                   28                                365
  Bio Rad Labs Inc. CL A                6                                256
  Biosource Intl. Inc.                  1                                  6
  Biosite Incorporated Com.            26                                900
  Blair Corp.                           3                                 78
  Blyth Inc. Com.                      35                                933
  Borders Group Inc. Com.               9                                136
  Boston Beer Inc. CL A                 4                                 52
  Boston Private Finl. Hldgs. Inc.     42                                871
  Bostonfed Bancorp Inc. Com.           3                                 70
  Bowne & Co. Inc. Com.                36                                415
  Brandywine Rlty Tr. Sh. Ben. Int.
    New                                18                                379
  Brookline Bancorp. Inc. Del. Com.     2                                 18
  Brooks Pri. Automation Inc. Com.     10                                116
  Brookstone Inc.                      10                                142
  Brown Shoe Inc. New Com.              2                                 55
  Brunswick Corp. Com.                 51                              1,002
  Bunge Limited Com.                   14                                328
  Burlington Coat Factory Whse.
    Corp. Com.                         13                                233
  Bush Inds. Inc. Com.                 44                                215
  Business Objects SA Spon. ADR        12                                177
  Butler Mfg. Co. Del.                  3                                 50
  CB Bancshares Inc.                    3                                130
  CBL & Assoc. PPTYS Inc. Com.          7                                274
  CBRL Group Inc. Com.                 25                                733
  CCC Information Svcs. Group Com.      3                                 61
  CDI Corp. Com.                        7                                180
  CDW Computer Ctrs. Inc. Com.          9                                372
  CFS Bancorp Inc. Com.                 6                                 85
  C H Robinson Worlwide Inc.           14                                419
  CNF Inc.                             11                                374

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                         SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  CPAC Inc.                             3                                 16
  CPB Inc.                              1                                  5
  CPI Corp.                             5                                 67
  CSG Sys. Intl. Inc.                  12                                152
  CSS Inds. Inc.                        3                                 92
  CTS Corp.                            32                                267
  CV Therapeutics Inc. Com.             7                                125
  Cable Design Technologies Corp.
    Com.                               25                                147
  Cabot Corp. Com.                      5                                122
  California First Natl. Bancorp
    Com.                                4                                 45
  California Pizza Kitchen Inc. Com.   25                                619
  Callaway Golf Co. Com.               37                                493
  Callon Pete Co. Del.                  1                                  2
  Cambrex Corp. Com.                    6                                186
  Capital Corp. of the West Com.        1                                 30
  Capital TR Inc. Md. CL A              6                                 29
  Career Ed. Corp. Com.                 5                                193
  Carlisle Cos. Inc. Com.              15                                616
  Carmax Inc. Com.                     25                                452
  Carver Bancorp Inc. Com.              2                                 25
  Cascade Corp.                         9                                148
  Cascade Finl. Corp.                   1                                  2
  Cash America International Inc.      13                                122
  Cass Information Sys. Inc. Com.       1                                 23
  Cato Corp. CL A                      12                                253
  Celgene Corp.                         9                                194
  Centex Corp. Com.                    23                              1,128
  Central Garden & Pet Co. Com.         1                                  5
  Champps Entmt. Inc. Com.              4                                 36
  Charles Riv. Laboratories Intl.
    Inc. Com.                           3                                114
  Charming Shoppes Inc. PA Com.        44                                187
  Checkfree Corp. New Com.              8                                129
  Checkpoint Sys Inc. Com.              6                                 56

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                           SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Cheesecake Factory (The)             12                                442
  Chesapeake Utils. Corp.               1                                  9
  Chicago Mercantile Exch. Hldgs.
    Inc. CL A                           1                                 21
  Chicago Rivet & Mach. Co.             1                                 14
  Chicos Fas. Inc. Com.                36                                695
  Children's Pl. Retail Stores
    Inc. Com.                           9                                103
  Chittenden Corp.                      1                                 35
  Chromcraft Revington Inc.             2                                 25
  Ciber Inc. Com.                       1                                  2
  Cintas Corp.                         15                                693
  Cirrus Logic Inc. Com.               37                                110
  Claires Stores Inc. Com.              1                                 31
  Clarcor Inc.                          9                                292
  Clayton Homes Inc. Com.              30                                366
  Cobra Electrs. Corp.                  1                                  6
  Cognizant Tech. Solutions CL A        4                                327
  Coinstar Inc. Com.                    1                                 19
  Colonial Bancgroup Inc. Com.         40                                475
  Comcast Corp. New CL A               80                              1,903
  Comcast Corp. New CL A SPL           76                              1,720
  Commerce Bancshares Inc.              1                                 31
  Commercial Fed. Corp. Com.            1                                 31
  Commercial Metals Co.                 4                                 56
  Commscope Inc. Com.                  29                                227
  Community TR Bancorp Inc. Com.        1                                 18
  Compex Technologies Inc. Com.         6                                 22
  Compucom Sys. Inc. Com.               1                                  5
  Computer Horizons Corp. Com.         29                                 96
  Computer Task Group Inc. Com.        24                                 84
  Comtech Telecommunications Cor.
    New                                 3                                 31
  Concerto Software Inc. Com.           1                                  2
  Concord EFS Inc. Com.                44                                689
  Conmed Corp. Com.                     5                                 91

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                    SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                          SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Continental Matls. Corp. Com.         1                                 24
  Cooper Cos. Inc. Com. New            13                                332
  Coors Adolph Co. CL B                 1                                 73
  Core Laboratories N.V.               15                                170
  Corinthian Colleges Inc. Com.        19                                728
  Corn Prods. Intl. Inc. Com.          27                                800
  Cornell Companies Inc.                1                                 13
  Corporate Executive Bd. Co. Com.     33                              1,074
  Corporate Office PPTYS TR Com.        8                                111
  Corus Bankshares Inc.                 8                                343
  Cost Plus Inc. Calif.                16                                477
  Covenant Trans. Inc. CL A             6                                114
  Coventry Health Care Inc. Com.       29                                858
  Cowlitz Bancorp Longview Wash.
    CDT-Com.                            3                                 23
  Cox Radio Inc. CL A                  45                              1,020
  Cray Inc. Com.                       33                                251
  Credence Sys. Corp.                  25                                230
  Crompton Corp. Com.                  15                                 87
  Cross Ctry. Inc. Com.                36                                510
  Cubic Corp. Com.                      2                                 30
  Cummins Inc. Com.                    17                                481
  Cumulus Media Inc. CL A              26                                382
  Curative Health Svcs. Inc. Com.       1                                  9
  Curtiss Wright Corp.                  2                                135
  Cymer Inc. Com.                       5                                148
  D R Horton Inc.                       1                                  9
  DVI Inc.                              1                                  1
  Daisytek Intl. Corp. Com.            50                                375
  Danaher Corp. Com.                   15                              1,006
  Datascope Corp.                       1                                 25
  Del Labs Inc. Com.                    1                                 13
  Delphi Finl. Group Inc. CL A Com.     1                                 23
  Deluxe Corp. Com.                     3                                116
  Denbury Res. Inc. Com. New            1                                  2
  Devry Inc. Del. Com.                 19                                316

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                         SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Dial Corp. New Com.                   5                                 98
  Dicks Sporting Goods Inc. OC Com.     4                                 74
  Diodes Inc.                           1                                  2
  Disney Walt Co. Com.                145                              2,326
  Dominion Homes Inc. Com.              2                                 35
  Dominion Resources Black Warrior
    TR VA Unit Ben. Int.                1                                 11
  Duane Reade Inc. Com.                 7                                125
  EGL Inc. Com.                        16                                232
  EMS Technologies Inc. Com.            1                                 12
  E Piphany Inc. Com.                  27                                115
  ESB Finl. Corp. Com.                  2                                 20
  E-Z-EM Inc. Com. New                 10                                 84
  Ebay Inc. Com.                        7                                468
  Edelbrock Corp.                       2                                 24
  Education Mgmt. Corp.                25                                944
  Edwards A G Inc. Com                  4                                120
  Edwards Life Sciences Corp. Com.      9                                221
  Electro Rent Corp.                   14                                168
  Electro Scientific Inds. Inc.        40                                800
  Elite Information Grp. Inc. Com.      6                                 54
  Elkcorp Com.                         30                                521
  Elmira Svgs. Bk. FSB Elmira NY        1                                 10
  Emmis Communications Corp. Com.      52                              1,067
  Emulex Corp. New                      7                                133
  Encore Acquisition Co. Com.           4                                 81
  Endo Pharmaceuticals Hldgs.
    Inc. Com.                           1                                  2
  Energizer Hldgs. Inc. Com.           36                              1,012
  Enesco Group Inc. Com.                7                                 46
  Ennis Business Forms Inc. Com.        4                                 51
  Entercom Communications Corp.         7                                312
  Entravision Communications Cor.
    CL A                               70                                679
  Equity Marketing Inc.                 3                                 43
  Esco Technologies Inc. Com.           1                                 39

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                 SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                           SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Espey Mfg. & Electrs. Corp.           1                                 14
  Esterline Technologies Corp.         15                                259
  Evans & Sutherland Computer          21                                128
  Exar Corp. Com.                      15                                186
  Excel Technology Inc.                10                                174
  Exponent Inc. Com.                    5                                 64
  Express Scripts Inc. Com.            10                                480
  Extended Stay America Inc.           19                                275
  FBL Fin'l Group Inc. CL A             5                                 95
  FFW Corp.                             1                                 20
  FFLC Bancorp Inc. Com.                1                                  3
  FLIR Sys. Inc.                        4                                201
  FMC Technologies Inc. Com.           19                                376
  FMC Corp. New Com.                   14                                376
  FPIC Ins. Group Inc. Com.             1                                  8
  FSF Financial Corp.                   2                                 35
  FSI Int'l. Inc.                      24                                112
  FTI Consulting Inc. Com.             17                                697
  Factory 2-U Inc. Com.                22                                 77
  Factual Data Corp. Com.               2                                 16
  Fair Isaac & Co. Inc.                 1                                 30
  Fairchild Semiconductor Intl.
    Inc. CL A                           9                                 91
  Fairmont Hotels & Resorts Inc.
    Com.                                8                                187
  Farmer Bros. Co.                      1                                 93
  Fastenal Co.                         25                                936
  Federal Screw Wks. Com.               1                                 21
  Federal Signal Corp.                 21                                393
  Fedex Corp. Com.                     48                              2,600
  Fidelity Bancorp Inc.                 2                                 45
  Fidelity Natl. Finl. Corp.           31                              1,035
  Filenet Corp.                        10                                124
  Financial Inds. Corp.                 4                                 58
  Finishmaster Indiana Inc.             3                                 37
  First American Corp. Com.            11                                238

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                            SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  First Citizens Bancshares
    Inc. N C CL A                       5                                451
  First Fed. Bancorp Inc. Ohio Com.     1                                  2
  First Franklin Corp.                  1                                 16
  First Health Group Corp. Com.        27                                662
  First Kans. Finl. Corp. Com.          1                                 11
  First Niagara Finl. Group Inc. Com.   3                                 78
  First Service Corp.                  45                                722
  Fiserv Inc. Com.                     23                                777
  Flagstar Bancorp Inc. Com.            2                                 33
  Flexsteel Inds. Inc.                  1                                 11
  Florida East Coast Inds. Inc.
    CL A Com.                           6                                137
  Flowers Food Inc. Com.                2                                 38
  Flowserve Corp. Com.                 41                                592
  Foodarama Supermarkets Inc.           1                                 23
  Foot Locker Inc. Com.                79                                838
  Forest Oil Corp. Com.                17                                460
  Foster L. B. Co. CL A                 5                                 20
  Franklin Bancorp Inc. Mich. Com.      1                                 25
  Fresh Brands Inc. Com.                3                                 38
  Fresh Del Monte Produce              23                                411
  Friedman Billings Ramsey Group
    Inc. CL A                          11                                105
  Friedmans Inc. CL A                  12                                101
  Frischs Restaurants Inc.              1                                 17
  Furniture Brands Intl. Inc. Com.     26                                620
  G & K Svcs. Inc. CL A                 3                                116
  G III Apparel Group Ltd.              3                                 16
  GSI Commerce Inc. Com.                4                                 15
  GTSI Corp. Com.                       2                                 23
  Garden Fresh Restaurant Corp.
    CA Com.                             4                                 40
  Gardner Denver Inc. Com.              5                                104
  Gartner Inc.                         53                                486
  Gehl Co.                              4                                 36

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                         SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Gen. Probe Inc. New Com.              8                                181
  Genencore Intl. Inc. Com.             1                                  5
  General Motors Corp. Com.            63                              2,329
  General Motors Corp. CL H New       220                              2,317
  Gentex Corp. Com.                    38                              1,208
  Genlyte Group Inc. Com.               6                                194
  Gentiva Health Svcs. Inc.             7                                 58
  Gerber Scientific Inc. Com.           8                                 34
  Getty Images Inc. Com.                8                                241
  Glatfelter                            9                                115
  Glenborough Rlty. Tr. Inc.           19                                346
  Gold Banc Corp. Inc. Com.             1                                  5
  Goodrich Corp.                        2                                 38
  Graham Corp.                          1                                  4
  Gray Television Inc. Com.            30                                291
  Great Lakes Chem. Corp. Com.         21                                492
  Great Plains Energy Inc. Com.        30                                675
  Green Mountain Power Corp.            2                                 49
  Grey Global Group Inc. Com.           1                                183
  Griffon Corp. Com.                   24                                328
  Group 1 Software Inc. New Com.        5                                 58
  Gtech Hldgs. Corp. Com.              41                              1,173
  Gundle/Slt. Environmental Inc.        6                                 51
  Gymboree Corp. Com.                   6                                 95
  HCC Ins. Hldgs. Inc. Com.            20                                484
  HPSC Inc.                             2                                 19
  HRPT Pptys. Tr. Com. SBI              4                                 35
  H T E Inc. Com.                       1                                  3
  Haggar Corp. Com.                     2                                 22
  Hain Celestial Group Inc. Com.        4                                 63
  Hampshire Group Ltd.                  2                                 43
  Handleman Co. Del.                    8                                 92
  Hardinge Inc.                         4                                 31
  Harley Davidson Inc. Com.            15                                668
  Harman Intl. Inds. Inc. New Com.     32                              1,860
  Harmonic Inc. Com.                    8                                 18

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                      SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                             SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Harsco Corp.                          1                                 25
  Healthcare Svcs. Group Inc.           4                                 50
  Health Net Inc.                      13                                338
  Hector Communications Corp.           2                                 20
  Hercules Inc. Com.                   28                                251
  Hewitt Assocs. Inc. Com.             13                                420
  Hi-Tech Pharmacal Inc.                1                                 32
  Hibernia Corp. CL A Com.             24                                465
  Highwoods PPTYS Inc. Com.            12                                278
  Hilton Hotels Corp. Com.            255                              3,226
  Hollywood Entmt. Corp. Com.          46                                690
  Home PPTYS N.Y. Inc. Com.            15                                499
  Horizon Health Corp. Com.             4                                 71
  Host Marriott Corp. New Com.         63                                550
  Hot Topic Inc.                        5                                103
  Hovnanian Enterprises Inc. CL A       4                                121
  Huffy Corp. Com.                      1                                  5
  Hughes Supply Inc. Com.              14                                381
  Humana Inc. Com.                     26                                264
  Humboldt Bancorp CDT Com.             3                                 32
  Hunt J.B. Trans. Svcs. Inc.           9                                266
  Hutchinson Technology Inc. Com.      13                                262
  Hyperion Solutions Corp. Com.        16                                424
  ICOS Corp.                            6                                148
  IDX Sys. Corp. Com.                   1                                 18
  IMCO Recycling Inc.                   1                                  2
  IPC Holdings Ltd. Com.                3                                 84
  ISTAR Fin'l. Inc.                    44                              1,235
  ITLA Cap. Corp.                       5                                162
  Imation Corp. Com.                   27                                959
  Impax Laboratories Inc. Com.         17                                 66
  Independence Cmnty. Bk. Corp. Com.   30                                757
  Independence Hldg. Co. New Com.       3                                 63
  Indymac Bancorp Inc. Com.            15                                279
  Information Hldgs. Inc. Com.          7                                113
  Information Res. Inc.                15                                 23

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                    SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                           SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Innkeepers USA TR Com.               15                                112
  Insignia Finl. Group Inc. Com. New    3                                 18
  Insight Commn. Inc. CL A Com.        13                                162
  Insurance Auto Auctions Inc.          1                                  2
  Integra Lifesciences Hldg. Corp.     44                                772
  Integrated Circuit Sys. Inc.
    Com. New                           66                              1,194
  Inter Tel. Inc. Com.                 10                                217
  Interactive Data Corp. Com.           9                                117
  Intergraph Corp.                      3                                 44
  Intermet Corp.                        1                                  2
  Intermune Inc. Com.                   7                                172
  International Bancshares Corp.        1                                 37
  International Rectifier Corp. Com.    9                                171
  Interpool Inc. Com.                  16                                263
  Intersil Corp. CL A                  30                                416
  Interstate Bakeries Corp. Del.
    New Com.                            9                                136
  Intertan Inc.                        10                                 72
  Interwoven Inc.                      71                                175
  Invacare Corp.                       12                                404
  Inveresk Resh Group Inc. Com         15                                304
  Invitrogen Corp. Com.                 6                                186
  Invision Technologies Inc. Com.       6                                145
  Invivo Corp.                          4                                 52
  Investors Financial Svcs. CP          7                                202
  Iomega Corp. Com. New                14                                111
  Ionics Inc.                           2                                 45
  Iron Mtn. Inc. PA Com.               38                              1,211
  Irwin Finl. Corp.                     8                                125
  J & J Snack Foods Corp.               3                                106
  J Jill Group Inc. Com.                6                                 81
  JLG Inds. Inc. Com.                   4                                 27
  Jabil Circuit Inc. Com.              42                                738
  Jacksonville Bancorp Inc.             2                                 42
  JAKKS Pac. Inc.                       1                                  7

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                            SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Johnson Outdoors Inc. CL A            1                                  3
  Jones Lang LaSalle Inc. Com.          8                                114
  Jos. A. Bank Clothiers Inc.           4                                 93
  Journal Register Co. Com.             5                                 95
  Kaman Corp. CL A                      6                                 69
  Kankakee Bancorp Inc.                 1                                 15
  Kansas City Life Ins. Co.             2                                 92
  KB Home Com.                          4                                149
  Keithley Instrs. Inc. Com.            8                                105
  Kellwood Co.                          3                                 72
  Kelly Svcs. Inc. CL A                 8                                208
  Kemet Corp. Com.                     52                                442
  Kendle Intl. Inc.                     7                                 70
  Kennametal Inc. Com.                 35                              1,186
  Kennedy-Wilson Inc.                   1                                  2
  Kerzner Intl. Ltd. Com.               1                                 12
  Kewaunee Scientific Corp.             1                                  7
  Kimball Intl. Inc. CL B              15                                220
  Knight Ridder Inc.                   54                              3,413
  Knight Transn. Inc. Com.             23                                473
  Koninklijke Philips Electrs NV       56                                988
  Kroll Inc. Com.                      35                                677
  Kulicke & Soffa Inds. Inc.           51                                285
  LNR PPTY Corp. Com.                   9                                302
  LTX Corp.                            17                                104
  Labor Ready Inc.                     95                                635
  Lafarge North America Inc.           22                                699
  Lakeland Inds. Inc.                   2                                 13
  Lam Resh Corp. Com.                  18                                198
  Lamar Advertising Co. CL A           14                                476
  Lamson & Sessions Co.                14                                 44
  Landamerica Finl. Group Inc. Com.    16                                590
  Landry's Restaurants Inc.            26                                521
  Landstar Sys. Inc. Com.               6                                347
  Learning Tree Int'l. Inc.            22                                300
  Lecroy Corp. Com.                    18                                195

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                     SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                        SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Lending Tree Inc. Com.               12                                157
  Lennar Corp. Com                     15                                771
  Lennox Int'l. Inc. Com.              36                                458
  Lincoln Elec. Hldgs. Inc. Com.       19                                428
  Linens N Things Inc. Com.             9                                204
  Lin TV Corp. CL A                    20                                480
  Liz Claiborne Inc. Com.              47                              1,372
  Local Finl. Corp. Com.                6                                 84
  Lone Star Steakhouse Saloon           1                                  4
  Lone Star Technologies Inc.           8                                109
  Long Is. Finl. Corp. Com.             1                                 11
  Longs Drug Stores Corp. Com.         18                                370
  Longview Fibre Co.                    8                                 55
  Lubrizol Corp.                       21                                622
  Lufkin Inds. Inc. Com.                5                                108
  Lydall Inc.                          10                                111
  MAF Bancorp Inc.                      9                                293
  MEMC Electronics Materials           15                                120
  MGP Ingredienta Inc. Com.             2                                 17
  MKS Instrs. Inc.                     37                                615
  MPS Group Inc.                       40                                212
  MSC Indl. Direct Inc. CL A           52                                902
  MTS Sys. Corp.                        7                                 75
  Macdermid Inc.                       27                                617
  Macerich Co. Com.                     4                                128
  Mack Cali Rlty. Corp. Com.           30                                907
  Macrovision Corp. Com.               28                                443
  Macromedia Inc. Com.                  5                                 52
  Magnetek Inc. Com.                   18                                 83
  Manor Care Inc. New Com.              1                                  9
  Manugistics Group Inc.               20                                 45
  Maritrans Inc.                        1                                  1
  Marriott Intl. Inc. New CL A         67                              2,182
  Marten Trans. LTD Com.                1                                  8
  Martin Marietta Matls. Inc. Com.     20                                597
  Marvell Technology Group Ltd.        19                                352

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                 SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                             SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Massbank Corp. Reading Mass.
    Com.                                2                                 48
  Matrix Svc. Co.                       1                                  5
  Maxcor Finl. Group Inc.               6                                 40
  Maxim Integrated Prods. Inc. Com.    13                                444
  Maxtor Corp. Com. New                53                                269
  Maxwell Technologies Inc.             5                                 31
  Maverick Tube Corp. Com.             12                                160
  Mcdata Corp. CL A                     8                                 54
  Mcrae Inds. Inc. CL A                 1                                  3
  Media Gen. Inc. CL A                 12                                726
  Mediacom Communications Corp. CL A   30                                262
  Medicis Pharmaceutical Corp.
    CL A New Com.                       7                                338
  Medstone Intl. Inc.                   4                                 11
  Mentor Corp. Minn. Com.              10                                365
  Mercury Interactive Corp.             9                                277
  Merry Ld. PPTYS Inc. Com.             1                                  4
  Mesa Labs Inc.                        3                                 17
  Methode Electrs. Inc. CL A Com.       4                                 42
  Metrologic Instrs. Inc.               2                                 19
  Mettler-Toledo Intl. Inc.             9                                289
  Michaels Stores Inc. Com.            26                                821
  Micrel Inc.                          19                                170
  Microchip Technology Inc. Com.       23                                582
  Midas Group Inc. Com.                 1                                  3
  Mid Atlantic Med. Svcs. Inc. Com.     7                                234
  Midway Games Inc.                    13                                 55
  Herman Miller Inc. Com.               9                                165
  Mine Safety Appliances Co.            9                                291
  Minerals Technologies Inc.
    Com.                               21                                899
  Minuteman Intl. Inc.                  2                                 13
  Molex Inc. CL A                      39                                779
  Mondavi Robert Corp. CL A             1                                 30
  Monro Muffler Brake Inc.              1                                  3

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                           SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Moore Ltd.                           54                                477
  Movado Group Inc. Com.                5                                 98
  Movie Gallery Inc. Com.               9                                116
  Mueller Inds. Inc. Com.              27                                733
  Myers Inds. Inc.                      7                                 78
  Myriad Genetics Inc.                  3                                 46
  NBTY Inc.                            31                                549
  NCO Group Inc.                       17                                262
  Nabi Biopharmaceuticals Com.          5                                 29
  Nam Tai Electrs. Inc. Com.            5                                109
  Nashua Corp.                          2                                 15
  Natco Group Inc. CL A                 8                                 49
  National Beverage Corp. Com.          1                                 12
  National Fuel Gas Co. N.J.           37                                768
  National Home Health Care
    Corp.                               4                                 38
  National-Oilwell Inc.                40                                861
  National Westn. Life Ins. Co.         2                                183
  Natures Sunshine Prods. Inc.          1                                  1
  Navigant Int'l. Inc. Com.             1                                 16
  Neiman-Marcus Group Inc.              3                                 76
  Nelson Thomas Inc.                   14                                143
  Netiq Corp. Com.                     26                                301
  Networks Associates Inc.             13                                209
  Neurocrine Biosciences Inc. Com.      6                                263
  New Brunswick Scientific Inc.         3                                 15
  New Centy Finl. Corp. Com.            9                                237
  Newfield Expl. Co. Com.               3                                115
  New Horizons Worldwide Inc. Com.     23                                 91
  Newport Corp. Com.                   19                                242
  New York Cmnty. Bancorp Inc. Com.     1                                  3
  Nextel Partners CL A                 42                                275
  99 Cents Only Stores                 11                                304
  Noble Energy Inc. Com.                4                                165
  Noland Co.                            2                                 54
  Nortech Sys. Inc.                     2                                 10

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                          SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  North Cent Bancshares Inc.            1                                 15
  Northeast Ind. Bancorp Inc. Com.      1                                  9
  Northeast PA Finl. Corp. Com.         1                                  3
  Northway Finl. Inc. Com.              1                                  3
  Novastar Finl. Inc. Com.              1                                 18
  Nuevo Energy Co. Com.                 6                                 70
  Numerical Tech Inc. Com.              9                                 30
  Nvidia Corp. Com.                     7                                 76
  O I Corp. Com.                        3                                 10
  Oceaneering Int'l. Inc. Com.          7                                160
  Octel Corp. Com.                      2                                 34
  Ocular Sciences Inc. Com.             9                                147
  Odyssey Re. Hldgs. Corp. Com.         8                                142
  Offshore Logistics Inc. Com.         15                                335
  Oglebay Norton Co.                    1                                  1
  Ohio Cas. Corp.                       4                                 47
  Oil Sts. Intl. Inc. Com.              3                                 34
  Old Dominion Fght. Lines Inc.         5                                137
  Old Rep. Intl. Corp. Com.             1                                 14
  Olin Corp. Com.                      11                                174
  Olympic Stl. Inc.                     3                                 10
  Omnicare Inc. Com.                    7                                164
  Omnova Solutions Inc. Com.           81                                340
  One Liberty PPTYS Inc.                1                                 14
  Oneok Inc. New Com.                   5                                 86
  Opinion Resh Corp.                    4                                 21
  Opnet Technologies Inc. Com.         79                                653
  Optimal Robotics Corp. CL A New      41                                245
  O'Reilly Automotive Inc.             34                                844
  Orleans Homebuilders Inc. Com.        2                                 19
  Orthodontic Ctrs. Amer. Inc. Com.    46                                493
  Outlook Group Corp.                   3                                 16
  Overture Svcs. Inc. Com.             37                              1,032
  Owens Ill. Inc. New                  16                                234
  Oxford Inds. Inc. Com.                5                                122
  P & F Inds. Inc. CL A New             3                                 18

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                    SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                        SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  P A M Transn. Svcs. Inc.              3                                 77
  PFF Bancorp Inc. Com.                 2                                 61
  PRG Schultz Intl. Inc.                4                                 37
  PSS World Med. Inc. Com.             12                                 84
  PXRE Group Ltd.                       7                                167
  Pacer Intl. Inc. Tenn. Com.          13                                174
  Parexel Intl. Corp.                  11                                120
  Parkway PPTYS Inv.                    5                                174
  Pathmark Stores Inc. New Com.        47                                226
  Patina Oil & Gas Corp.                7                                227
  Patriot Bk. Corp. PA Com.             1                                  1
  Patterson Uti. Energy Inc. Com.       4                                106
  Paxar Corp.                          14                                207
  Peabody Energy Corp. Com.            14                                409
  Peets Coffee & Tea Inc. Com.         15                                210
  Pegasus Solutions Inc. Com.           3                                 30
  Pelican Finl. Inc. Com.               4                                 17
  Pemstar Inc. Com.                    14                                 33
  Penford Corp.                         6                                 82
  Penn. Engr. & Mgr. Corp.             13                                144
  Penn VA Corp.                         2                                 77
  Pentair Inc. Com.                    31                              1,065
  Peoples Banctrust Inc. Com.           2                                 27
  Performance Food Group Co.           16                                542
  Perkinelmer Inc. Com.                42                                333
  Perrigo Co. Com.                     48                                589
  Petco Animal Supplies Com. New       14                                320
  Petrocorp Inc.                        1                                  6
  Petsmart Inc.                        31                                542
  Pharmaceutical Prod. Dev. Inc.        4                                114
  Pharmaceutical Res. Inc.             24                                692
  Phillips Van Heusen Corp. Com.        5                                 61
  Phoenix Technology Ltd. Com.         19                                105
  Photon Dynamics Inc. Com.            18                                397
  Pinnacle Sys. Inc. Com.               9                                124
  Pioneer Nat. Res. Co.                87                              2,173

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                        SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Pittston Co. Brinks Group Com.       21                                391
  Plantronics Inc.                      6                                 93
  Platinum Unerwriters Hldgs.           7                                176
  Pogo Producing Co. Com.              11                                404
  Polaris Inds. Partners Inc. Com.      9                                547
  Polycom Inc.                         21                                196
  Polyone Corp. Com.                   36                                146
  Pomeroy Computer Res. Inc. Com.       5                                 55
  Powerwave Technologies Inc. Com.     18                                 97
  Pre Paid Legal Svcs. Inc. Com.       32                                840
  Precision Drilling Corp. CL A         8                                273
  Premcor Inc. Com.                     1                                  4
  Prentiss PPTYS TR Sh. Ben. Int.
    Com.                                9                                247
  Pride Int'l. Inc. Com.               31                                454
  Prime Hospitality Corp. Com.         42                                346
  Princeton Review Inc. Com.          103                                519
  Printronix Inc. Com.                  4                                 45
  Priority Healthcare Corp. B          16                                375
  Proquest Co. Com.                    19                                377
  Provident Finl. Group Inc. Com.      19                                497
  Provident Finl. Hldgs. Inc. Com.      4                                111
  Plute Homes Inc. Com.                 1                                 14
  Quaker City Bancorp Inc. Com.         3                                 94
  Quaker Chem. Corp. Com.               8                                174
  Quaker Fabric Corp. New               1                                  5
  Quanex Corp.                         13                                402
  Quest Software Inc. Com.             25                                261
  R & B Inc.                            6                                 61
  R & G Financial                       4                                 98
  RGC Res. Inc. Com.                    1                                 26
  RLI Corp.                             6                                178
  Radian Group Inc.                    12                                439
  Radio One Inc. CL A                  20                                288
  Radio One Inc. CL D Non-Vtg.         71                                993
  Raindance Communications Inc. Com.   12                                 38

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                       SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Ralcorp Hldgs. Inc. New Com.          3                                 73
  Rare Hospitality Intl. Inc. Com.      1                                 16
  Raven Inds. Inc. Com.                 1                                  3
  Raymond James Fin'l. Inc. Com.       20                                592
  Rayovac Corp. Com.                   21                                279
  Raytech Corp.                         1                                  4
  Regal Beloit Corp.                    4                                 86
  Regis Corp. Minn.                    24                                624
  Rehabcare Group Inc. Com.             7                                124
  Remec Inc. Com.                      17                                 64
  Rent A Ctr. Inc. New Com.            13                                654
  Resmed Inc.                          13                                409
  Resource Amer. Inc. New              10                                 88
  Resources Connection Inc. Com.        7                                170
  Retek Inc. Com.                      33                                 83
  Reynolds & Reynolds Co. CL A         35                                897
  Riggs Natl. Corp. Wash DC Com.        7                                116
  Rowan Cos. Inc. Com.                 22                                498
  Royal Caribbean Cruises Ltd.         50                                828
  Royal Gold Inc.                       6                                146
  Rubios Restaurants Inc. Com.          1                                  7
  Ruby Tuesday Inc.                    13                                226
  Ruddick Corp. Com.                   15                                200
  Rush Enterprises Inc. CL A            6                                 22
  Rush Enterprises Inc. CL B            6                                 23
  Russ Berrie & Co. Inc. Com.           9                                287
  Russell Corp.                        46                                743
  Ryans Family Steak Houses Inc.
    Com.                               40                                460
  Ryder Sys Inc. Com.                  26                                584
  Ryland Group Inc.                     4                                128
  SCP Pool Corp.                        1                                 15
  SEI Investment Co. Com.               8                                222
  SL Green Realty Corp.                 2                                 70
  Sabre Group Hldgs. Inc. CL A          7                                128
  ST Francis Cap Corp. Com.             3                                 69
  Sanderson Farms Inc.                  1                                 10

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                         SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Sanfilippo John B. & Son Inc.         4                                 41
  Scansource Inc.  Com.                 1                                 64
  Schlotzskys Inc. Com.                 4                                 13
  Schnitzer Stl. Inds. Inc. CL A        1                                 17
  Scholastic Corp. Com.                11                                373
  School Specialty Inc. Com.           25                                488
  Schulman A Inc. Com.                  1                                  2
  Schweitzer Mauduit Intl. Inc. Com.    1                                  2
  Scientific Games Corp. CL A          19                                127
  Scios Inc.                           18                                593
  Seaboard Corp. Del.                   1                                 49
  Seacor Smit Inc. Com.                 3                                143
  Security Cap. Corp Del. CL A New      1                                 10
  Selectica Inc. Del. Com.             27                                 72
  Selective Ins. Group Inc. Com.        1                                 10
  Semtech Corp.                        32                                345
  Serena Software Inc. Com.            21                                324
  Service Master Co. Com.             201                              2,195
  Sharper Image Corp.                   2                                 40
  Sherwin Williams Co. Com.            26                                736
  Shopko Stores Inc. Com.              26                                316
  Siebel Sys. Inc.                     33                                241
  Sierra Health Svcs. Inc. Com.         7                                 77
  Silicon Image Inc. Com.              29                                164
  Silicon Laboratories Inc. Oc. Com.    4                                 81
  Silicon Valley Bancshares
    Com.                               19                                345
  Skyline Corp.                         3                                 99
  Skyworks Solutions Inc. Com.         20                                173
  Skillsoft Pub. Ltd. Co.              26                                 67
  Smith Intl. Inc. Com.                12                                396
  Snap On Inc. Com.                     1                                 11
  Sola Intl. Inc. Com.                  1                                 10
  Sonesta Intl. Hotel Corp.             2                                  8
  Sonoco Prods. Co.                     3                                 57
  Sothebys Hldgs. Inc. CL A Ltd.       22                                200

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                           SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Southern Mo. Bancorp Inc. Com.        1                                 15
  Southern Peru Copper Corp.            4                                 52
  Sovereign Bancorp Inc. Com.           7                                103
  Span Amer. Med. Sys. Inc.             3                                 20
  Spanish Broadcasting Sys. Inc.
    CL A                               36                                264
  Sparton Corp.                         2                                 17
  Speedway Motorsports Inc. Com.       33                                864
  Sport Chalet Inc.                     3                                 19
  SS+C Technologies Inc.                3                                 28
  Standard Microsystems Corp.           1                                 20
  Standard Mtr. Prods. Inc.             1                                 14
  Standex Intl. Corp. Com.              4                                 97
  Startek Inc. Com.                    47                              1,301
  Staten Is. Bancorp Inc. Com.         17                                332
  Station Casinos Inc.                  7                                124
  Steel Technologies Inc.               1                                 10
  Steelcase Inc. CL A                   6                                 64
  Stepan Chem. Co. Com.                 3                                 82
  Stericycle Inc. Com.                 17                                554
  Sterling Finl. Corp/Spokane           4                                 83
  Stewart Information Svcs. Corp.       5                                103
  Stifel Finl. Corp.                    2                                 17
  Storage Technology Corp. Com.        57                              1,204
  Stratos Lightwave Inc. Com. New       2                                  7
  Strayer Ed. Inc.                      4                                217
  Stride Rite Corp. Com.               12                                 88
  Student Ln. Corp.                     3                                329
  Sun Bancorp Inc. NJ Com.              1                                 16
  Sungard Data Sys. Inc. Com.          30                                717
  Sunoco Inc. Com.                      6                                190
  Sunrise Assisted Living Inc. Com.    12                                299
  Superior Finl. Corp. Del. Com.        5                                 95
  Superior Uniform Group Inc. Com.      3                                 37
  Sybase Inc. Com.                     67                                886
  Sykes Enterprises Inc. Com.           2                                  6

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                    SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                           SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Symbol Technologies Inc. Com.        16                                126
  Symmetricom Inc.                      8                                 32
  Systems & Computer Technology        37                                314
  TBC Corp.                             8                                 96
  TESSCO Technologies Inc. Com.         4                                 35
  THQ Inc.                              4                                 49
  Take-Two Interactive Software Inc.    6                                132
  Talbots Inc.                          4                                100
  Techteam Global Inc. Com.             1                                  4
  Technical Olympic USA Inc. Com.       2                                 22
  Technitrol Inc.                       2                                 32
  Technology Solutions Co.             24                                 25
  Tecumseh Prods. Co. CL B Com.         6                                246
  Tekelec Com.                         10                                107
  Teleflex Inc. Com.                   28                              1,160
  Telephone & Data Sys. Inc. Com.      38                              1,748
  Teletech Hldgs. Inc.                 28                                213
  Teradyne Inc. Com.                    7                                 92
  Tetra Tech. Inc. New                 33                                405
  Thoratec Corp. Com. New              11                                 88
  3Com Corp. Com.                      45                                200
  Timken Co.                           22                                422
  Titan Corp.                          37                                371
  Toll Bros. Inc. Com.                 17                                338
  Toys R Us Inc. Com.                   6                                 63
  Tractor Supply Co.                    6                                231
  Trammell Crow Co. Com.                1                                  2
  Transmontaigne Inc. Com.             11                                 53
  Trizec Properties Inc. Com.         115                              1,098
  Trover Solutions Inc. Com.            1                                  4
  UICI                                 26                                406
  UMB Finl. Corp.                      12                                457
  USEC Inc. Com.                       30                                182
  US Concrete Inc. Com.                 1                                  1
  US Xpress Enterprises Inc. CL A       4                                 37
  US Oncology Inc. Com.                 9                                 74

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                  SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                            SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Unionbancorp Inc.                     1                                  3
  United Cmnty Finl. Corp. OH Com.      1                                  5
  United Fire & Casualty                1                                 10
  United Natl. Inc.                    18                                450
  United States Cellular Corp.          6                                137
  United Stationers Inc. Com.          11                                318
  Unity Bancorp Inc. Com.               1                                  2
  Universal Fst. Prods. Inc.            1                                  2
  Utah Med. Prods. Inc.                 1                                  6
  VCA Antech Inc. Com.                  5                                 77
  Vail Bks. Inc. OC Com.                5                                 56
  Valley Nat'l. Bancorp                 7                                176
  Valuevision Media Inc. CL A           3                                 47
  Vans Inc. Com.                       11                                 61
  Varco International Inc. Com.        50                                864
  Varian Inc. Com.                     16                                449
  Varian Semiconductor Equipment
    Assocs. Inc.                        5                                122
  Veeco Instrs. Inc. Del. Com.         18                                218
  Ventiv Health Inc. Com.              31                                 66
  Veridian Corp. Del. Com.              4                                 92
  Verisign Inc. Com.                    6                                 51
  Vertex Pharmaceuticals Inc. Com.      3                                 52
  Viad Corp. Com.                      38                                863
  Video Display Corp.                   2                                 15
  Village Super Mkt. Inc. CL A
    New                                 1                                 30
  Vishay Intertechnology Inc.          56                                621
  Visteon Corp. Com.                    9                                 64
  Vital Signs Inc. Com.                 1                                 38
  Vivendi Universal New               189                              2,960
  WFS Financial Inc.                    1                                 26
  WSFS Finl. Corp.                      2                                 57
  Wabash Natl. Corp. Com.              13                                106
  Wabtec Com.                           7                                103

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                    SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                             SIP SMALLER STOCK FUND (Cont'd)

Common Stocks (Cont'd)
  Wainwright Bk. & TR Co. Boston
    Mass                                4                                 35
  Washington Bkg. Co. Oak HBR
    Wash Com.                           1                                  9
  Waste Mgmt. Inc. Del. Com.          130                              2,969
  Water Pik Technologies Inc. Com.      6                                 45
  Watsco Inc. CL B Conv.                1                                  5
  Webex Commns Inc. Com.               50                                770
  Websense Inc. Com.                    7                                145
  Weight Watchers Intl. Inc. Com.
    New                                14                                638
  Wellman Inc. Com.                    14                                181
  Wells Finl. Corp.                     1                                 23
  Wesco Finl. Corp.                     1                                 31
  Westcorp                              4                                 75
  Westwood One Inc. Com.               23                                845
  Wet Seal Inc. CL A Com.               7                                 70
  Whole Foods Mkt. Inc.                29                              1,559
  Wiley John & Sons Inc. CL A          11                                260
  Williams Sonoma Inc. Com.            53                              1,402
  Willis Lease Fin. Corp.               4                                 21
  Winston Hotels Inc. Com.              1                                  2
  Wright Med. Group Inc. Com.           6                                103
  XTO Energy Inc. Com.                 14                                357
  Xicor Inc.                           29                                108
  Yellow Corp. Com.                    39                                979
  York Intl Corp. New Com.              5                                136
  Yum Brands Inc. Com.                105                              2,545
  Zale Corp. New Com.                  16                                491
  Zapata Corp. Com.                     1                                  6
  Zebra Technologies Corp. CL A        10                                577
  Zoran Corp.                          18                                256
                                                                    --------
  Total                                                             $240,701
                                                                    ========

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                         SIP SMALLER STOCK FUND (Cont'd)

U.S. Government Securities            400                           $    397
                                                                    ========


**Common/Collective Trusts
  TBC Inc. Daily Liquidity Fund   $ 5,736                           $  5,736
                                                                    ========


                    MFS INSTITUTIONAL RESEARCH FUND - Mutual fund

MFS Institutional Tr
  Research Fund                       880                           $  6,251
                                                                    ========


                       PUTNAM VOYAGER FUND - Mutual fund

Putnam Voyager Fund
  Inc. CL                           2,177                           $ 28,433
                                                                    ========
                            ** Parties-in-interest

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                       SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                     COHEN & STEERS REALTY FUND - Mutual fund

Cohen & Steers Realty
  Shares Fund Com.                    455                           $ 19,684
                                                                    ========


                    FIRST EAGLE FUND OF AMERICA - Mutual fund

First Eagle Fund Amer.
  Inc. Com.                         1,440                           $ 28,591
                                                                    ========


              **T. ROWE PRICE BLUE CHIP GROWTH FUND - Mutual fund

T. Rowe Price Blue Chip Growth
  Fund Inc. Com.                    1,744                           $ 38,186
                                                                    ========


                  **T. ROWE PRICE NEW ERA FUND - Mutual fund

T. Rowe Price New Era Fund Inc.
  Com.                                347                           $  7,142
                                                                    ========


              **T. ROWE PRICE SCIENCE & TECHNOLOGY FUND - Mutual fund

T. Rowe Price Science & Tech.
  Fund Inc. Cap. Stk.               5,317                           $ 66,143
                                                                    ========


                            ** Parties-in-interest

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
         MORGAN STANLEY INSTITUTIONAL INT'L EQUITY FUND - Mutual fund

Morgan Stanley Institutional Fund
  Inc. Intl. Equity Portfolio CL    3,057                           $ 44,327
                                                                    ========


         SIP MANAGED INTERNATIONAL STOCK FUND - Common/collective trust

Common/Collective Trusts

  Aim Int'l. CL Fund                1,872                           $ 18,361
                                                                    ========


                   ARTISAN INTERNATIONAL FUND - Mutual fund

Artisan Funds Inc. International
  Fund                                845                           $ 12,385
                                                                    ========


            SSGA EMERGING MARKETS INDEX FUND - Common/collective trust

Emerging Markets Index                384                           $  2,294
                                                                    ========


                 TEMPLETON DEVELOPING MARKETS FUND - Mutual fund

Templeton Developing Mkts. Tr         583                           $  5,811
                                                                    ========

             EASTMAN KODAK EMPLOYEES' SAVINGS AND INVESTMENT PLAN
                   SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               December 30, 2002
                                (in thousands)

                                  Principal
                                  Amount or                          Current
          Description            Shares/Units                         Value
          -----------            ------------                       --------
                     MATTHEWS PACIFIC TIGER FUND - Mutual fund

Matthews Int'l Funds Pacific
  Tiger Fund CL                       904                           $  7,397
                                                                    ========


                   SCUDDER LATIN AMERICA FUND - Mutual fund

Scudder Int'l. Fund Inc. Latin
  Amer. Fund                          214                           $  3,416
                                                                    ========


                                     Maturity          Interest     Current
          Description                 Dates             Rates        Value
          -----------                --------          --------     --------
                                   PARTICIPANT LOANS

Participant Loans                    2002-2006        4.25%-9.5%    $ 59,728
                                                                    ========


          Total Plan Investments                                  $5,388,692
                                                                  ==========

                                                               Exhibit (23)


                      CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-43524) of Eastman Kodak Company of our report dated June 20, 2003 relating to the financial statements of Eastman Kodak Employees' Savings and Investment Plan, which appears in this Form 11-K.


PricewaterhouseCoopers LLP
Rochester, New York
June 27, 2003

                                                             Exhibit (99.1)

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. Section 1350,
                            AS ADOPTED PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel A. Carp, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Eastman Kodak
Company;

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


Date:	 June 27, 2003

/s/ Daniel A. Carp
Daniel A. Carp
Chief Executive Officer

                                                            Exhibit (99.2)

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. Section 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert H. Brust, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Eastman Kodak
Company;

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


Date:	 June 27, 2003

/s/ Robert H. Brust
Robert H. Brust
Chief Financial Officer

                                                          Exhibit (99.3)

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. Section 1350,
                         AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Eastman Kodak Company (the "Company") on Form 10-K/A for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel A. Carp, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:
     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Daniel A. Carp
Daniel A. Carp
Chief Executive Officer
June 27, 2003

                                                          Exhibit (99.4)

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. Section 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Eastman Kodak Company (the "Company") on Form 10-K/A for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert H. Brust, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:
     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert H. Brust
Robert H. Brust
Chief Financial Officer
June 27, 2003

                                                              Exhibit (99.5)

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. Section 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Eastman Kodak Employees' Savings and Investment Plan (the "Plan") on Form 11-K for the period ended December 30, 2002, as filed with the Securities and Exchange Commission (the "SEC") on the date hereof (the "Report"), I, Robert H. Brust, Chief Financial Officer of Eastman Kodak Company (the "Company") certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), that to the best of my knowledge:

	1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	2) the information in the Report fairly presents, in all material respects, the net assets available for benefits and the changes in net assets available for benefits for the Plan.

	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.




/s/  Robert H. Brust
Robert H. Brust
Chief Financial Officer
June 27, 2003