Form 10-Q
period 2003-06-30
EASTMAN KODAK CO
filed 2003-07-25
CIK 31235

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                        FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2003
                                    or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes    X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                        June 30, 2003
Common Stock, $2.50 par value                  286,520,200

                       Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

                                  Three Months Ended   Six Months Ended
                                       June 30              June 30
                                  ------------------   ----------------
                                     2003       2002      2003     2002

Net sales                          $3,352     $3,336    $6,092   $6,042
Cost of goods sold                  2,236      2,082     4,152    3,928
                                   ------     ------    ------   ------
   Gross profit                     1,116      1,254     1,940    2,114

Selling, general and
 administrative expenses              716        656     1,282    1,196
Research and development costs        179        192       373      379
Restructuring costs and other          44          -        76        -
                                   ------     ------    ------   ------
Earnings from continuing
 operations before interest,
 other charges, and income
 taxes                                177        406       209      539

Interest expense                       34         44        71       88
Other charges                           9         22        30       53
                                   ------     ------    ------   ------
Earnings from continuing
 operations before income taxes       134        340       108      398
Provision (benefit) for income
 taxes                                 22         54        (1)      71
                                   ------     ------    ------   ------
Earnings from continuing
 operations                           112        286       109      327

Earnings (loss) from discontinued
 operations, net of income tax
 benefits for the three and six
 months ended June 30, 2002 of $1
 and $2, respectively                   -         (2)       15       (4)
                                   ------     ------    ------   ------
NET EARNINGS                       $  112     $  284    $  124   $  323
                                   ======     ======    ======   ======

Basic and diluted net earnings
 (loss) per share:
  Continuing operations            $  .39     $  .98    $  .38   $ 1.12
  Discontinued operations             .00       (.01)      .05     (.01)
                                   ------     ------    ------   ------
  Total                            $  .39     $  .97    $  .43   $ 1.11
                                   ======     ======    ======   ======


Number of common shares used in
 basic earnings (loss) per share    286.5      291.7     286.4    291.5
Incremental shares from
 assumed conversion of options        0.1        0.1       0.2      0.1
                                   ------     ------    ------   ------
Number of common shares used in
 diluted earnings (loss) per share  286.6      291.8     286.6    291.6
                                   ======     ======    ======   ======

Cash dividends per share           $  .90     $  .90    $  .90   $  .90
                                   ======     ======    ======   ======

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS (Continued)
(in millions)


                                  Three Months Ended   Six Months Ended
                                       June 30             June 30
                                  ------------------   ----------------
                                     2003       2002      2003     2002


CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                         $7,609     $7,445    $7,611   $7,431
Net earnings                          112        284       124      323
Cash dividends declared              (258)      (262)     (258)    (262)
Loss from issuance of treasury
 Stock                                 (1)         -       (15)     (25)
                                   ------     ------    ------   ------
Retained earnings
 at end of quarter                 $7,462     $7,467    $7,462   $7,467
                                   ======     ======    ======   ======
-----------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                          June 30,        Dec. 31,
                                             2003            2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   838         $   569
Receivables, net                            2,462           2,234
Inventories, net                            1,190           1,062
Deferred income taxes                         512             512
Other current assets                          157             157
                                          -------         -------
 Total current assets                       5,159           4,534
                                          -------         -------
Property, plant and equipment, net          5,289           5,420
Goodwill, net                                 992             981
Other long-term assets                      2,636           2,559
                                          -------         -------
 TOTAL ASSETS                             $14,076         $13,494
                                          =======         =======
-----------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current
  liabilities                             $ 3,538         $ 3,351
Short-term borrowings                       1,474           1,442
Accrued income taxes                          604             709
                                          -------         -------
 Total current liabilities                  5,616           5,502

OTHER LIABILITIES
Long-term debt, net of current portion      1,516           1,164
Postretirement liabilities                  3,455           3,412
Other long-term liabilities                   635             639
                                          -------         -------
 Total liabilities                         11,222          10,717

SHAREHOLDERS' EQUITY
Common stock at par                           978             978
Additional paid in capital                    849             849
Retained earnings                           7,462           7,611
Accumulated other comprehensive loss         (572)           (771)
Unearned restricted stock                      (7)              -
                                          -------         -------
                                            8,710           8,667
Less: Treasury stock at cost                5,856           5,890
                                          -------         -------
 Total shareholders' equity                 2,854           2,777
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $14,076         $13,494
                                          =======         =======
-----------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

                                                  Six Months Ended
                                                       June 30
                                                 ------------------
                                                     2003    2002


Cash flows relating to operating activities:
Net earnings                                       $  124  $  323
Adjustments to reconcile to net cash
provided by operating activities:
  (Gain) loss from discontinued operations            (15)      4
  Equity in losses from unconsolidated affiliates      30      48
  Depreciation and amortization                       395     386
  Restructuring costs, asset impairments and
   other non-cash charges                              37       -
  Provision for deferred taxes                         16       -
  Increase in receivables                            (196)   (117)
  Increase in inventories                             (60)    (13)
  Decrease in liabilities excluding borrowings       (217)   (106)
  Other items, net                                    100       9
                                                   ------  ------
    Total adjustments                                  90     211
                                                   ------  ------
    Net cash provided by continuing
     operations                                       214     534
                                                   ------  ------
    Net cash provided by (used in)
     discontinued operations                           19      (6)
                                                   ------  ------
    Net cash provided by operating activities         233     528
                                                   ------  ------

Cash flows relating to investing activities:
  Additions to properties                            (236)   (204)
  Acquisitions, net of cash acquired                  (88)     (6)
  Investments in unconsolidated affiliates            (41)    (68)
  Marketable securities - purchases                   (44)    (55)
  Marketable securities - sales                        43      29
                                                   ------  ------
    Net cash used in investing activities            (366)   (304)
                                                   ------  ------

Cash flows relating to financing activities:
  Net increase in borrowings
   with original maturity of
   90 days or less                                    129     113
  Proceeds from other borrowings                      715     515
  Repayment of other borrowings                      (466)   (778)
  Exercise of employee stock options                   12       2
                                                   ------  ------
    Net cash provided by (used in) financing
     activities                                       390    (148)
                                                   ------  ------

Effect of exchange rate changes on cash                12       -
                                                   ------  ------

Net increase in cash and cash
 equivalents                                          269      76
Cash and cash equivalents, beginning of year          569     448
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  838  $  524
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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 impacts the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003. The Company primarily accounts for employee termination actions under SFAS No. 112, which requires recording when such charges are probable and estimable. As such, the adoption of SFAS No. 146 did not have an impact for the three and six months ended June 30, 2003, as there were no significant one-time severance actions or other exit costs that were subject to SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a rollforward of the entity's product warranty liabilities. The disclosure provisions of FIN 45 were effective for financial statements of interim periods or annual periods ending after December 15, 2002. In addition, the Company adopted the recognition provisions of FIN 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows. See Note 8, "Guarantees."

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF No. 00-21 will have on its financial position, results of operations and cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. See
Note 6, "Variable Interest Entities" for these disclosures. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its financial position, results of operations and cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently evaluating whether or not the adoption of SFAS No. 149 will have an effect on its financial position, results of operations and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period to conform to the 2003 presentation.
-----------------------------------------------------------------------

NOTE 2: RECEIVABLES, NET
(in millions)                               June 30,   December 31,
                                              2003         2002

Trade receivables                           $2,148       $1,896
Miscellaneous receivables                      314          338
                                            ------       ------
 Total (net of allowances of $134 and $137) $2,462       $2,234
                                            ======       ======

Of the total trade receivable amounts of $2,148 million and $1,896 million as of June 30, 2003 and December 31, 2002, respectively, approximately $429 million and $371 million are expected to be settled through customer deductions in lieu of cash payment. However, because the legal right of set-off does not exist for such deductions, which represent rebates owed to the customer, these amounts are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.
----------------------------------------------------------------------

NOTE 3:  INVENTORIES, NET
(in millions)                               June 30,    December 31,
                                              2003         2002


         Finished goods                     $  905       $  831
         Work in process                       317          322
         Raw materials and supplies            334          301
                                            ------       ------
                                             1,556        1,454
         LIFO reserve                         (366)        (392)
                                            ------       ------
           Total                            $1,190       $1,062
                                            ======       ======

During the three and six months ended June 30, 2003, inventory usage resulted in liquidation of LIFO inventory quantities. In the aggregate, these inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these LIFO liquidations was to reduce cost of goods sold by $4 million and $12 million in the three and six months ended June 30, 2003, respectively.
----------------------------------------------------------------------

NOTE 4:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS

Revolving Credit Facilities

On July 11, 2003, the Company completed the annual renewal of its $1,000 million, 364-day revolving credit facility. The terms and covenants are unchanged from the prior 364-day revolving credit facility. Including the Company's $1,225 million 5-year facility, which expires in July 2006, the Company's total available committed revolving credit facilities remain at $2,225 million. There were no amounts outstanding under the facilities in existence at June 30, 2003.

LONG-TERM DEBT

In May 2003, the Company issued Series A fixed rate notes and Series A floating rate notes under its medium-term unsecured note program totaling $250 million and $300 million, respectively, as follows:

(in millions)
                                  Annual
                                 Interest
  Type            Principal        Rate           Maturity
--------          ---------      --------        -----------
Series A
fixed rate           $250          3.625%        May 2008

                                   3-month
Series A                           LIBOR plus
floating rate         200           0.55%        November 2004

                                   3-month
Series A                           LIBOR plus
floating rate         100           0.55%        November 2005
                     ----

Total                $550
                     ====

Interest on the notes will be paid quarterly, and the Company may not redeem or repay these notes prior to their stated maturities. The Company has $1,250 million of notes outstanding and $650 million of remaining availability under its medium-term note program at June 30, 2003. The total amount outstanding of $1,250 million is reflected in long-term debt, net of current portion in the accompanying Consolidated Statement of Financial Position, as all of the notes have maturities in excess of one year from June 30, 2003.
-----------------------------------------------------------------------

NOTE 5:  INCOME TAXES

The Company's annual effective tax rate was estimated to be 24% and 29% for the three and six months ended June 30, 2003 and 2002, respectively.
The Company's estimated annual effective tax rate decreased from 26% in the three month period ended March 31, 2003 to 24% in the six month period ended June 30, 2003. The decreases in the estimated annual effective tax rate from 29% to 26% and then down to 24% were primarily attributable to further expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings. In addition to recording the Company's estimated annual effective tax rate of 24% in the three month period ended June 30, 2003, discrete period tax benefits of $31 million were recorded in connection with the following items, all of which are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate: charges for focused cost reductions of $54 million; a $14 million charge for the settlement of a patent infringement claim; a $14 million charge for the settlement of certain issues relating to a prior year acquisition; and a $9 million charge relating to the impairment of the Burrell Companies' net assets held for sale.

In addition to recording the Company's estimated annual effective tax rate of 24% for the six months ended June 30, 2003, discrete period tax benefits of $68 million were recorded, which include the $31 million of discrete period tax benefits described above. The balance of $37 million, which was recorded in the three month period ended March 31, 2003, was recorded in connection with the following items, all of which are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate: net focused cost reduction charges of $46 million; a $21 million charge for purchased in-process research and development costs; and a $12 million charge related to an intellectual property settlement. In addition, the discrete period items also include a tax benefit of $8 million, as described below, relating to the donation of intellectual property.

During the three months ended March 31, 2003, the Company entered into an agreement whereby intellectual property in the form of technology patents was donated to a tax-qualified organization. The net book value of the intellectual property was not material. Based on an external determination of fair value, the related technology resulted in a tax benefit of approximately $8 million, which the Company recorded in the six months ended June 30, 2003.

For the three and six months ended June 30, 2002, the Company recorded a discrete period tax benefit of $45 million relating to the closure of its PictureVision subsidiary. The decision to close the subsidiary was preceded by unsuccessful attempts to sell the subsidiary. As a result of these activities, the Company made the formal decision in the second quarter of 2002 to close the subsidiary as a determination was made that the business was worthless for tax purposes. Accordingly, the Company recorded a discrete period tax benefit of $45 million in the three and six month periods ended June 30, 2002 based on the Company's remaining tax basis in the PictureVision stock.
-----------------------------------------------------------------------

NOTE 6:  VARIABLE INTEREST ENTITIES

As a result of its continuing evaluation of the effect that the adoption of FIN 46 will have on the Company's financial position, results of operations and cash flows, the Company believes that it is reasonably possible that its equity investments in Express Stop Financing (ESF), NexPress and SK Display, relating to which Kodak's interests therein were all created or obtained prior to February 1, 2003, will qualify as variable interest entities. ESF is an operating entity formed to provide a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit (see Note 7 under "Other Commitments and Contingencies"). NexPress and SK Display are each operating entities that were formed to develop, manufacture and commercialize specific imaging products and equipment for sale to customers. Total assets for ESF, NexPress and SK Display as of June 30, 2003 were approximately $493 million, $149 million and $8 million, respectively. The Company's estimated maximum exposure to loss as a result of its continuing involvement with ESF, NexPress and SK Display are $70 million, $126 million and $108 million, respectively. The maximum exposure to loss represents the sum of the carrying value of the Company's investment balances as of June 30, 2003, the estimated amounts that Kodak intends to or is committed to fund in the future for each of these potential variable interest entities and the maximum amount of debt guarantees under which the Company could potentially be required to perform.

The Company has not created or obtained an interest in any variable interest entities after January 31, 2003.
-----------------------------------------------------------------------

NOTE 7:  COMMITMENTS AND CONTINGENCIES

Environmental

At June 30, 2003, the Company's undiscounted accrued liabilities for environmental remediation costs amounted to $141 million and are reported in other long-term liabilities in the accompanying
Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site. At June 30, 2003, estimated future investigation and remediation costs of $66 million are accrued on an undiscounted basis by the Company and are included in the $141 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. At June 30, 2003, estimated future remediation costs of $48 million are accrued on an undiscounted basis and are included in the $141 million reported in other long-term liabilities.

The Company has obligations relating to two former manufacturing sites located outside the United States. The Company's obligations with respect to these two sites include an estimate of its cost to repurchase one of the sites and demolish the buildings in preparation for its reuse. At June 30, 2003, estimated future investigation, remediation and monitoring costs of $23 million are accrued on an undiscounted basis and are included in the $141 million reported in other long-term liabilities.

Additionally, the Company has approximately $4 million accrued on an undiscounted basis in the $141 million reported in other long-term liabilities at June 30, 2003 for remediation relating to other facilities, which are not material to the Company's financial position, results of operations, cash flows or competitive position.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $25 million over the next six years. These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at June 30, 2003.

The Company is presently designated as a PRP under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at six such active sites. With respect to each of these sites, the Company's liability is minimal. In addition, the Company has been identified as a potentially responsible party (PRP) in connection with the non-imaging health businesses in three active Superfund sites. Furthermore, numerous other PRPs have also been designated at these sites and, although the law imposes joint and several liability on PRPs, the Company's historical experience demonstrates that these costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial position, results of operations or cash flows.

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


Other Commitments and Contingencies

In connection with the Company's investment in China that began in 1998, certain unaffiliated entities invested in two Kodak consolidated companies with the opportunity to put their minority interests to Kodak for cash at any time after the third anniversary, but prior to the tenth anniversary, of the date on which the two companies were established. The total exercise price in connection with the remaining put options, which increases at a rate of 2% per annum, is approximately $60 million at June 30, 2003. The Company expects that approximately $15 million of the remaining $60 million in total put options will be exercised within the next six months.

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

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor (the Vendor) to fulfill its servicing obligations under the leases. This risk is attributable to the fact that, throughout 2002, the Vendor was experiencing financial difficulty which ultimately resulted in its filing for bankruptcy on December 24, 2002. Since that time, certain of its affiliates have also filed for bankruptcy in the various countries in which they are organized. Although the lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $416 million at June 30, 2003.

To mitigate the risk of not being able to fulfill its service obligations, Qualex built up its inventory of these spare parts during 2002 and began refurbishing used parts. To further mitigate its exposure, effective April 3, 2002, Kodak entered into certain agreements with the Vendor under which the Company paid $19 million for a license relating to the spare parts intellectual property, an equity interest in the Vendor and an entity created to hold intellectual property and certain other assets conveyed by the Vendor and its affiliates related to spare parts, and an arrangement to purchase spare parts from the Vendor or its affiliates. After entering into these arrangements, the Company obtained the documentation and specifications of the parts it sourced solely from the Vendor and a comprehensive supplier list for the parts the Vendor sourced from other suppliers. However, under these arrangements, Kodak had a use restriction, which precluded the Company from manufacturing a limited number of parts that were covered by patents owned by the Vendor and from purchasing such parts directly from the Vendor's suppliers. This use restriction would be effective until certain triggering events occurred, the most significant of which was the filing for bankruptcy by the Vendor. As indicated above, the Vendor filed for bankruptcy on December 24, 2002. As part of the bankruptcy proceedings, the Company has acquired 100% ownership of the entity that was created to own the above-described intellectual property and certain other assets related to spare parts, and the Company has finalized written agreements necessary to facilitate the manufacture of the parts previously produced by the Vendor. Also, as a result of the bankruptcy, new third-party companies have been formed that have acquired assets from the Vendor and who are now selling spare parts to Qualex and others. Additionally, the Company has begun to source parts directly from the Vendor's suppliers. Accordingly, the Company does not anticipate any significant situations where it would be unable to fulfill its service obligations under the arrangement with ESF.

Effective July 22, 2003, ESF entered into an agreement amending the
Receivables Purchase Agreement (RPA).   Under the amended RPA
agreement, maximum borrowings were lowered to $257 million. Total outstanding borrowings under the RPA at June 30, 2003 were $280 million. The difference between the amended maximum borrowing amount of $257 million and the outstanding balance at June 30, 2003 of $280 million is attributable to payments subsequent to June 30, 2003 through the date of the amendment. The amended RPA extends through July 2004, at which time the RPA can be extended or terminated. If the RPA were terminated, Qualex would no longer be able to sell its lease receivables to ESF and would need to find an alternative financing solution for future sales of its photofinishing equipment. The term of the ESF partnership agreement between Qualex and DCC continues through October 6, 2003. In light of the timing of the partnership termination, Qualex plans to utilize the services of Eastman Kodak Credit Corporation, a wholly owned subsidiary of General Electric Capital Corporation, as an alternative financing solution for prospective leasing activity with its customers.

At June 30, 2003, the Company had outstanding letters of credit totaling $99 million and surety bonds in the amount of $105 million primarily to ensure the completion of environmental remediations and payment of possible casualty and workers' compensation claims.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position, results of operations or cash flows.
-----------------------------------------------------------------------

NOTE 8:  GUARANTEES

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At June 30, 2003, these guarantees totaled a maximum of $329 million, with outstanding guaranteed amounts of $161 million. The maximum guarantee amount includes guarantees of up to: $160 million of debt for Kodak Polychrome Graphics (KPG), an unconsolidated affiliate in which the Company has a 50% ownership interest ($71 million outstanding); $6 million for other unconsolidated affiliates and third parties ($6 million outstanding); and $163 million of customer amounts due to banks in connection with various banks' financing of customers' purchase of products and equipment from Kodak ($84 million outstanding). The KPG debt facility and the related guarantee mature on December 31, 2005, but may be renewed at KPG's, the joint venture partners' and the bank's discretion. The guarantees for the other unconsolidated affiliates and third party debt mature between July 1, 2003 and May 31, 2005 and are not expected to be renewed. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to 3 years for long-term equipment financing arrangements. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. In some cases, particularly with guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee. This activity is not material. Management believes the likelihood is remote that material payments will be required under these guarantees. With respect to the guarantees that the Company issued in the three and six months ended June 30, 2003, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors. Through internal analysis and external valuations, the Company determined that the fair value of the guarantees was not material to the Company's financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries. The maximum amount guaranteed is $733 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $567 million. These guarantees expire in 2003 through 2005 with the majority expiring in 2003.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest. As of June 30, 2003, the Company has not been required to guarantee any of SK Display Corporation's outstanding debt.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the three and six months ended June 30, 2003 was not material to the Company's financial position, results of operations or cash flows.

Warranty Costs

The Company has warranty obligations in connection with the sale of its equipment. The original warranty period for equipment products is generally one year or less. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from December 31, 2002 to June 30, 2003 was as follows:

(in millions)

Accrued warranty obligations at December 31, 2002         $ 43
Actual warranty experience                                 (23)
Warranty provisions                                         26
Adjustments for changes in estimate                         (1)
                                                          ----
Accrued warranty obligations at June 30, 2003             $ 45
                                                          ====

The Company also offers extended warranty arrangements to its customers that are generally one year, but may range from three months to three years after the original warranty period. The Company provides both repair services and routine maintenance services under these arrangements. The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Costs incurred under these extended warranty arrangements for the six months ended June 30, 2003 amounted to $96 million. The change in the Company's deferred revenue balance in relation to these extended warranty arrangements from December 31, 2002 to June 30, 2003 was as follows:

(in millions)

Deferred revenue at December 31, 2002                   $ 103
New extended warranty arrangements                        185
Recognition of extended warranty arrangement
 revenue                                                 (163)
                                                        -----
Deferred revenue at June 30, 2003                       $ 125
                                                        =====
-----------------------------------------------------------------------

NOTE 9:  OTHER CHARGES

On April 3, 2003, the Company entered into a settlement agreement with a third party with respect to alleged infringement of certain technology. The settlement amount of approximately $12 million has been included in selling, general and administrative expenses in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2003.

The Company recorded a charge of approximately $14 million in the three months ended June 30, 2003 reflecting the settlement of a patent infringement claim. The charge is reflected in selling, general and administrative expenses in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2003.

During the second quarter, the Company entered into a settlement agreement with a third party to resolve certain issues in connection with a prior year acquisition. In connection with the settlement, the Company received a cash payment from the third party of approximately $17 million during the three months ended June 30, 2003. Prior to reaching the settlement agreement, the Company had a net long-term asset relating to these issues on its Consolidated Statement of Financial Position of approximately $31 million. Accordingly, the Company recorded a charge of approximately $14 million in the three months ended June 30, 2003. The charge is reflected in selling, general and administrative expenses in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2003.
------------------------------------------------------------------------

NOTE 10:  RESTRUCTURING COSTS AND OTHER

Currently, the company is being adversely impacted by negative global economic conditions and a progressing digital transition. As the company continues to adjust its operating model in light of changing business conditions, it is probable that ongoing cost reduction activities will be required from time to time.

In accordance with this, the Company periodically announces planned restructuring programs (Programs), which often consist of a number of restructuring initiatives. These Program announcements provide estimated ranges relating to the number of positions to be eliminated and the total restructuring charges to be incurred. The actual charges for initiatives under a Program are recorded in the period in which the Company commits to formalized restructuring plans or executes the specific actions contemplated by the Program and all criteria for restructuring charge recognition under the applicable accounting guidance have been met.

                Fourth Quarter, 2002 Restructuring Program

During the fourth quarter of 2002, the Company announced a planned Program consisting of a number of focused cost reduction initiatives designed to deploy manufacturing assets more effectively in order to provide competitively-priced products to the global market. In the announcement, the Company discussed the restructuring initiatives under its Fourth Quarter, 2002 Restructuring Program that would begin in the fourth quarter of 2002 and extend into 2003. These initiatives were expected to affect a total of 1,300 to 1,700 positions worldwide, including approximately 150 positions in the Company's U.S. research and development organizations, 500 positions in its U.S. one-time-use camera assembly operations, 300 positions in its Mexico sensitizing operations and 550 positions in its global manufacturing and logistics organization. Specific initiatives included the relocation of the one-time-use camera assembly operations in Rochester, New York and the graphic arts and x-ray film sensitizing operations in Mexico to other Kodak locations.

The total restructuring charge for continuing operations recorded in the fourth quarter of 2002 for these initiatives that were implemented was $116 million, which was composed of severance, inventory write-downs, long-lived asset impairments and exit costs of $55 million, $7 million, $37 million and $17 million, respectively. The severance charge related to the termination of 1,150 employees, including approximately 525 manufacturing and logistics, 300 service and photofinishing, 175 administrative and 150 research and development positions.

The geographic composition of the 1,150 employees terminated included approximately 775 in the United States and Canada and 375 throughout the rest of the world. The charge for the long-lived asset impairments includes the write-off of $13 million relating to equipment used in the manufacture of cameras and printers, $13 million for sensitized manufacturing equipment, $5 million for lab equipment used in photofinishing and $6 million for other assets that were scrapped or abandoned immediately. The reduction of 1,150 employees and the $72 million charge for severance and exit costs are reflected in the Fourth Quarter, 2002 Restructuring Program table below. These amounts exclude the fourth quarter termination of 150 employees and the restructuring charges relating to the shutdown of Kodak Global Imaging, Inc., as these charges were reflected in the loss from discontinued operations for the year ended December 31, 2002.

During the first quarter of 2003, the Company recorded an additional severance charge of $16 million in continuing operations relating to 450 positions that were contemplated under its Fourth Quarter, 2002 Restructuring Program. The reduction of 450 positions and the related severance charge of $16 million are reflected in the Fourth Quarter, 2002 Restructuring Program table below.

The following table summarizes the activity with respect to the severance and exit cost charges recorded in connection with the focused cost reductions that were announced in the fourth quarter of 2002 and the remaining balance in the related reserves at June 30, 2003:

(dollars in millions)

                                              Exit
                     Number of    Severance   Costs
                     Employees     Reserve   Reserve   Total
                     ---------    --------   -------  -------

Q4, 2002 charges       l,l50      $  55       $ 17     $ 72
Q4, 2002 utilization    (250)        (2)         -       (2)
                      ------      -----       ----     ----
Balance at 12/31/02      900         53         17       70
Q1, 2003 charges         450         16          -       16
Q1, 2003 utilization    (850)       (24)        (2)     (26)
                      ------      -----       ----     ----
Balance at 3/31/03       500         45         15       60
Q2, 2003 charges          25          1          -        1
Q2, 2003 utilization    (500)       (11)        (4)     (15)
                      ------      -----       ----     ----
Balance at 6/30/03        25      $  35       $ 11     $ 46
                      ======      =====       ====     ====

The charges taken in the first and second quarters of 2003 for severance of $16 million and $1 million, respectively, were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2003. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items. Severance payments will continue beyond 2003 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time. The Company expects the actions contemplated by the reserve for exit costs to be completed by the end of 2003. Most exit costs are expected to be paid during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003.

As a result of initiatives implemented under the Fourth Quarter, 2002 Restructuring Program, the Company recorded $7 million and $21 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2003, respectively. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144 and the year-to-date amount of $21 million was comprised of $12 million relating to equipment used in the manufacture of cameras, $6 million for lab equipment used in photofinishing and $3 million for sensitized manufacturing equipment that will be used until their abandonment in 2003. The Company will incur accelerated depreciation charges of $3 million in the third quarter of 2003 as a result of the initiatives implemented under the Fourth Quarter, 2002 Restructuring Program.

With respect to the Fourth Quarter, 2002 Restructuring Program, the Company anticipates completing the relocation of the U.S. one-time-use camera assembly operation and Mexico sensitizing operations by the end of 2003. Such initiatives are expected to result in the elimination of an additional 200 to 300 positions with anticipated charges in the range of $5 million to $10 million.

                 First Quarter, 2003 Restructuring Program

In the early part of the first quarter of 2003, as part of its continuing focused cost-reduction efforts and in addition to the remaining initiatives under the Fourth Quarter, 2002 Restructuring Program, the Company announced its First Quarter, 2003 Restructuring Program that included new initiatives to further reduce employment within a range of 1,800 to 2,200 employees. A significant portion of these new initiatives relate to the rationalization of the Company's photofinishing operations in the U.S. and Europe. Specifically, as a result of declining film and photofinishing volumes and in response to global economic and political conditions, the Company began to implement initiatives to 1) close certain photofinishing operations in the U.S. and EAMER, 2) rationalize manufacturing capacity by eliminating manufacturing positions on a worldwide basis and 3) eliminate selling, general and administrative positions, particularly in the Photography segment.

The total restructuring charge for continuing operations recorded in the first quarter of 2003 relating to the First Quarter, 2003 Restructuring Program was $28 million, which represented severance charges relating to 425 positions that are being eliminated. The reduction of 425 positions and the total restructuring charge of $28 million are reflected in the First Quarter, 2003 Restructuring Program table below.

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

The total restructuring charges for continuing operations recorded in the second quarter of 2003 for actions that were contemplated under the First Quarter, 2003 Restructuring Program were $29 million, which was composed of severance, inventory write-downs, long-lived asset impairments and exit costs of $20 million, $1 million, $4 million and $4 million, respectively. The severance charge related to the termination of 500 employees, including approximately 250 photofinishing, 125 manufacturing and 125 administrative positions.
The geographic composition of the employees to be terminated include approximately 200 in the United States and Canada and 300 throughout the rest of the world. The reduction of 500 positions and the $24 million charge for severance and exit costs are reflected in the First Quarter, 2003 Restructuring Program table below.

The following table summarizes the activity with respect to the severance and exit cost charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balances in the related reserves at June 30, 2003:

(dollars in millions)
                                             Exit
                     Number of   Severance   Costs
                     Employees    Reserve   Reserve   Total
                     ---------   --------   -------   -----
Q1, 2003 charges           425     $ 28      $  -     $ 28
Q1, 2003 utilization      (150)      (2)        -       (2)
                         -----     ----      ----     ----
Balance at 3/31/03         275       26         -       26
Q2, 2003 charges           500       20         4       24
Q2, 2003 utilization      (500)     (13)        -      (13)
                          ----     ----      ----     ----
Balance at 6/30/03         275     $ 33      $  4     $ 37
                          ====     ====      ====     ====

The first quarter charges of $28 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2003. The second quarter charges for severance, long-lived asset impairments and exit cost reserves were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2003. The charges taken for inventory write-downs were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2003. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items. Severance payments relating to the second quarter restructuring actions will be paid during the period from 2003 through 2005 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time. Most exit costs are expected to be paid during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003.

In addition to the $29 million of restructuring charges recorded in the second quarter of 2003 under the First Quarter, 2003 Restructuring Program, the Company recorded $17 million of charges in the second quarter associated with the Company's exit from the Photography segment's Phogenix joint venture with Hewlett Packard. The $17 million charge included approximately $2 million of inventory write-downs, $6 million of long-lived asset impairments and $9 million of exit costs. The inventory write-downs were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2003. The long-lived asset impairments and exit costs were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2003. The exit costs, which represent the only cash portion of the charge, are expected to be paid during the remainder of 2003.

With respect to the First Quarter, 2003 Restructuring Program, the Company anticipates completing the remaining initiatives originally contemplated under the Program by the end of 2003. Specifically, the Company expects to complete the closure of photofinishing labs in the U.S. and EAMER under this Program by the end of 2003. Such closures are expected to result in the elimination of an additional 700 to 800 positions with anticipated charges in the range of $25 to $30 million. Approximately 100 to 200 additional administrative positions will be eliminated throughout the world by the end of 2003 under this Program at a cost of $5 to $10 million. Severance payments will continue beyond 2003 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time. The Company expects the initiatives contemplated by the reserve for exit costs to be completed by the end of 2003. Most exit costs are expected to be paid during 2003. However, certain costs, such as long-term lease payments will be paid over periods after 2003.

                   Future Expected Restructuring Actions

Over the next twelve months, Kodak intends to implement a series of cost reduction actions, which are expected to result in pre-tax charges totaling $350 million to $450 million. It is anticipated that these actions will result in a reduction of approximately 4,500 to 6,000 positions worldwide primarily relating to the rationalization of global manufacturing assets, reduction of corporate administration and R&D, and the consolidation of the infrastructure and administration supporting the Company's consumer imaging and professional products and services operations.

                        2001 Restructuring Programs

At December 31, 2002 the Company had remaining severance and exit cost reserves of $67 million and $18 million, respectively, relating to the restructuring plans it implemented during 2001. During the first quarter of 2003, the Company completed the severance actions associated with the 2001 Restructuring Programs and recorded a reversal of $12 million of reserves through restructuring costs and other in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2003. The completion of the 2001 Restructuring Programs resulted in the elimination of the remaining 200 positions included in the original plans. A total of 6,425 personnel were terminated under the 2001 Restructuring Programs.

The remaining severance reserve of $21 million as of June 30, 2003 has not been paid since, in many instances, the terminated employees could elect or were required to receive their severance payments over an extended period of time. However, substantially all of these payments will be made by the end of 2003. Most of the remaining exit cost reserves of $16 million as of June 30, 2003 are expected to be utilized during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003.
----------------------------------------------------------------------

NOTE 11:  EARNINGS PER SHARE

Options to purchase 39.9 million and 23.7 million shares of common stock at weighted average per share prices of $49.08 and $61.46 for the three months ended June 30, 2003 and 2002, respectively, and options to purchase 24.7 million and 23.8 million shares of common stock at weighted average per share prices of $54.57 and $61.44 for the six months ended June 30, 2003 and 2002, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods.
-----------------------------------------------------------------------

NOTE 12:  STOCKHOLDERS' EQUITY

$2.50 par value, 950 million shares authorized, 391 million shares issued at June 30, 2003 and December 31, 2002. Treasury stock at cost consists of approximately 105 million shares at both June 30, 2003 and December 31, 2002.

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

(in millions, except per share data)
                                  Three Months Ended   Six Months Ended
                                        June 30             June 30
                                  ------------------   ----------------
                                   2003        2002     2003       2002

Net income, as reported           $ 112       $ 284    $ 124      $ 323

Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 method for all awards, net
 of related tax effects              (4)         (9)      (8)
(35)
                                  -----       -----    -----      -----
Pro forma net income              $ 108       $ 275    $ 116      $ 288
                                  =====       =====    =====      =====
Earnings per share:
  Basic and diluted - as reported $ .39       $ .97    $ .43      $1.11
  Basic and diluted - pro forma   $ .38       $ .94    $ .41      $ .99

The total stock-based employee compensation expense amount for the six months ended June 30, 2002 of $35 million, net of taxes, includes a net of tax expense impact of $34 million representing the unamortized compensation cost of the options that were canceled in the first quarter of 2002 in connection with the 2002 voluntary stock option exchange program. This charge was partially offset by reversals of compensation expense related to forfeitures occurring in the six months ended June 30, 2002, which amounted to $25 million, net of taxes.
-----------------------------------------------------------------------

NOTE 13:  COMPREHENSIVE INCOME
(in millions)
                                 Three Months Ended   Six Months Ended
                                      June 30              June 30
                                 ------------------   ----------------
                                  2003        2002     2003       2002


Net income                        $112        $284     $124       $323

Unrealized gains on
 available-for-sale
 securities                          3           -        5          2

Realized and unrealized
 (losses) gains from
 hedging activity                   (8)        (14)     (10)        (6)

Currency translation
 adjustments                       142         161      203        129
                                  ----        ----     ----       ----
Total comprehensive income        $249        $431     $322       $448
                                  ====        ====     ====       ====
-----------------------------------------------------------------------

NOTE 14: ACQUISITIONS

The Company had a commitment under a put option arrangement with the Burrell Companies, unaffiliated entities, whereby the shareholders of those Burrell Companies had the ability to put 100% of the stock to Kodak for total consideration, including the assumption of debt, of approximately $63 million. The option first became exercisable on October 1, 2002 and was ultimately exercised during the Company's fourth quarter ended December 31, 2002. Accordingly, on February 5, 2003, the Company acquired the Burrell Companies for a total purchase price of approximately $63 million, which was composed of approximately $54 million in cash and $9 million in assumed debt.

The Company is currently in negotiations to sell 100% of the stock in the Burrell Companies to an unaffiliated company. The Company believes that the consideration it will receive in connection with the sale will not be sufficient to recover the carrying value of its net assets in the Burrell Companies as of June 30, 2003. Accordingly, the Company recorded an impairment charge of $9 million in the three month period ended June 30, 2003. The impairment charge is reflected in the selling, general and administrative component within the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2003.

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

During the second quarter, the Company purchased Applied Science Fiction's proprietary rapid film processing technology and other assets for approximately $32 million in cash. The Company expects to complete the allocation of the purchase price of $32 million in the third quarter of 2003. As of June 30, 2003, the total purchase price is reflected in other long-term assets in the accompanying Consolidated Statement of Financial Position.
----------------------------------------------------------------------
NOTE 15:  DISCONTINUED OPERATIONS

During the three month period ended March 31, 2003, the Company repurchased certain properties that were initially sold in connection with the 1994 divestiture of Sterling Winthrop Inc., which represented a portion of the Company's non-imaging health businesses. The repurchase of these properties will allow the Company to directly manage the environmental remediation that the Company is required to perform in connection with those properties, which will result in better overall cost control (See Note 7, "Commitments and Contingencies"). In addition, the repurchase eliminated the uncertainty regarding the recoverability of tax benefits associated with the indemnification payments that were previously being made to the purchaser. Accordingly, the Company reversed a tax reserve of approximately $15 million through earnings from discontinued operations in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2003, which was previously established through discontinued operations.

During the three month period ended March 31, 2003, the Company received cash relating to the favorable outcome of litigation associated with the 1994 sale of Sterling Winthrop Inc. The related gain of $19 million was recognized in loss from discontinued operations in the Consolidated Statement of Earnings for the year ended December 31, 2002. The cash receipt is reflected in the net cash provided by (used in) discontinued operations component in the accompanying Consolidated Statement of Cash Flows for the six months ended June 30, 2003.

The net loss from discontinued operations of $2 million and $4 million in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2002, respectively, reflects the loss from operations of Kodak Global Imaging, Inc., a wholly owned subsidiary of Kodak.
-----------------------------------------------------------------------

NOTE 16:  SEGMENT INFORMATION

The Company has three reportable segments: Photography; Health Imaging; and Commercial Imaging. The balance of the Company's operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

Segment financial information is shown below.

                                 Three Months Ended   Six Months Ended
                                      June 30              June 30
                                 ------------------  -----------------
(in millions)                     2003       2002      2003      2002

Net sales from continuing
 operations:

Photography                     $2,341     $2,378    $4,139    $4,192
Health Imaging                     607        569     1,156     1,090
Commercial Imaging                 382        361       754       708
All Other                           22         28        43        52
                                ------     ------    ------    ------
Consolidated total              $3,352     $3,336    $6,092    $6,042
                                ======     ======    ======    ======



Earnings (loss) from continuing
 operations before interest,
 other charges, and income taxes:

Photography                     $  119     $  257    $   73    $  273
Health Imaging                     131        112       240       188
Commercial Imaging                  40         53        84       101
All Other                          (22)        (6)      (39)      (13)
                                ------     ------    ------    ------
  Total of segments                268        416       358       549

Venture investment impairments       -        (10)        -       (10)
Impairment of Burrell Companies'
 net assets held for sale           (9)         -        (9)        -
Restructuring costs and other      (54)         -      (100)        -
GE settlement                        -          -       (12)        -
Patent infringement claim
 settlement                        (14)         -       (14)        -
Prior year acquisition settlement  (14)         -       (14)        -
                                 -----     ------    ------    ------
Consolidated total              $  177     $  406    $  209    $  539
                                ======     ======    ======    ======


(Loss) earnings from
 continuing operations:

Photography                     $   87     $  175    $   52    $  178
Health Imaging                     101         82       181       132
Commercial Imaging                  25         25        45        49
All Other                          (17)        (4)      (31)      (10)
                                ------     ------    ------    ------
  Total of segments                196        278       247       349

Venture investment impairments       -        (13)        -       (13)
Impairment of Burrell Companies'
 net assets held for sale           (9)         -        (9)        -
Restructuring costs and other      (54)         -      (100)        -
GE settlement                        -          -       (12)        -
Patent infringement claim
 settlement                        (14)         -       (14)        -
Prior year acquisition settlement  (14)         -       (14)        -
Interest expense                   (34)       (44)      (71)      (88)
Other corporate items                3          3         6         5
Tax benefit - donation
 of patents                          -          -         8         -
Tax benefit - PictureVision
 subsidiary closure                  -         45         -        45
Income tax effects on
 above items and taxes
 not allocated to segments          38         17        68        29
                                ------     ------    ------    ------
  Consolidated total            $  112     $  286    $  109    $  327
                                ======     ======    ======    ======
----------------------------------------------------------------------

NOTE 17:  SUBSEQUENT EVENT

On July 21, 2003, the Company announced that it has entered into an agreement to acquire all of the outstanding shares of PracticeWorks Inc., a leading provider of dental practice management software and digital radiographic imaging systems for $500 million in cash. The acquisition will be integrated into the Company's Health Imaging segment. This acquisition will enable the Company to offer its customers a full spectrum of dental imaging products and services from traditional film to digital radiography and photography and is expected to move the Company's Health Imaging business into the leading position in the dental practice management and dental radiographic markets.
-----------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except per share data)

                              Three Months Ended    Six Months Ended
                                   June 30               June 30
                            --------------------  ---------------------
-
                             2003   2002  Change    2003    2002 Change

Net sales                  $3,352 $3,336     0%   $6,092  $6,042  + 1%
Earnings from continuing
 operations before interest,
 other charges, and income
 taxes                        177    406   -56       209     539  -61
Earnings from continuing
 operations                   112    286   -61       109     327  -67
Net earnings                  112    284   -61       124     323  -62
Basic and diluted earnings
 (loss) per share:
  Continuing operations       .39    .98   -60       .38    1.12  -66
  Discontinued operations     .00   (.01)            .05    (.01)
     Total                    .39    .97   -60       .43    1.11  -61

Net Sales from Continuing Operations by Reportable Segment and All
Other
(in millions)

                              Three Months Ended   Six Months Ended
                                   June 30              June 30
                            ---------------------  --------------------
-
                            2003    2002  Change   2003    2002 Change

Photography
  Inside the U.S.         $  972  $1,083   -10%   $1,659  $1,882  -12%
  Outside the U.S.         1,369   1,295   + 6     2,480   2,310  + 7
                          ------  ------   ---    ------  ------  ---
Total Photography          2,341   2,378   - 2     4,139   4,192  - 1
                          ------  ------   ---    ------  ------  ---

Health Imaging
  Inside the U.S.            266     270   - 1       504     518  - 3
  Outside the U.S.           341     299   +14       652     572  +14
                          ------  ------   ---    ------  ------  ---
Total Health Imaging         607     569   + 7     1,156   1,090  + 6
                          ------  ------   ---    ------  ------  ---

Commercial Imaging
  Inside the U.S.            221     204   + 8       434     393  +10
  Outside the U.S.           161     157   + 3       320     315  + 2
                          ------  ------   ---    ------  ------  ---
Total Commercial Imaging     382     361   + 6       754     708  + 6
                          ------  ------   ---    ------  ------  ---

All Other
  Inside the U.S.             11      16   -31        22      27  -19
  Outside the U.S.            11      12   - 8        21      25  -16
                          ------  ------   ---    ------  ------  ---
Total All Other               22      28   -21        43      52  -17
                          ------  ------   ---    ------  ------  ---
    Consolidated total    $3,352  $3,336     0%   $6,092  $6,042  + 1%
                          ======  ======   ===    ======  ======  ===

-----------------------------------------------------------------------

Earnings (Loss) from Continuing Operations Before Interest, Other
Charges, and Income Taxes by Reportable Segment and All Other
(in millions)
                           Three Months Ended      Six Months Ended
                                June 30                June 30
                          ---------------------   ---------------------
-


                          2003    2002   Change    2003    2002
Change

Photography            $   119  $  257    -54%   $   73   $ 273    -73%
    Percent of Sales       5.1%   10.8%             1.8%    6.5%

Health Imaging         $   131  $  112    +17%   $  240   $ 188    +28%
    Percent of Sales      21.6%   19.7%            20.8%   17.2%

Commercial Imaging     $    40  $   53    -25%   $   84   $ 101    -17%
    Percent of Sales      10.5%   14.7%            11.1%   14.3%

All Other              $   (22) $   (6)          $  (39)  $ (13)
    Percent of Sales    (100.0%) (21.4%)          (90.7%) (25.0%)
                       -------  ------    ---    ------   -----    ---
Total of segments      $   268  $  416    -36%   $  358   $ 549    -35%
                           8.0%   12.5%             5.9%    9.1%

Venture investment
 impairments                 -     (10)               -     (10)
Impairment of Burrell
 Companies' net assets
 held for sale              (9)      -               (9)      -
Restructuring costs and
 other                     (54)      -             (100)      -
GE settlement                -       -              (12)      -
Patent infringement
 claim settlement          (14)      -              (14)      -
Prior year acquisition
 settlement                (14)      -              (14)      -
                       -------  ------    ----   ------   -----    ---
    Consolidated total $   177  $  406    -56%   $  209   $ 539    -61%
                       =======  ======    ====   ======   =====    ===

-----------------------------------------------------------------------

Earnings (Loss) From Continuing Operations by Reportable Segment and
All Other
(in millions)

                           Three Months Ended      Six Months Ended
                                June 30                June 30
                          ---------------------   ---------------------
-


                          2003    2002   Change    2003    2002
Change

Photography             $   87  $  175    -50%   $   52   $ 178    -71%
    Percent of Sales       3.7%    7.4%             1.3%    4.2%

Health Imaging          $  101  $   82    +23%   $  181   $ 132    +37%
    Percent of Sales      16.6%   14.4%            15.7%   12.1%

Commercial Imaging      $   25  $   25      0%   $   45   $  49    - 8%
    Percent of Sales       6.5%    6.9%             6.0%    6.9

All Other               $  (17) $   (4)          $  (31)  $ (10)
    Percent of Sales     (77.3%) (14.3%)          (72.1%) (19.2%)
                        ------  ------    ---    ------   -----    ---
Total of segments       $  196  $  278    -29%   $  247   $ 349    -29%
                           5.8%    8.3%             4.1%    5.8%


Venture investment
 impairments                 -     (13)               -     (13)
Impairment of Burrell
 Companies' net assets
 held for sale              (9)      -               (9)      -
Restructuring costs
 and other                 (54)      -             (100)      -
GE settlement                -       -              (12)      -
Patent infringement
 claim settlement          (14)      -              (14)      -
Prior year acquisition
 settlement                (14)      -              (14)      -
Interest expense           (34)    (44)             (71)    (88)
Other corporate items        3       3                6       5
Tax benefit -
 PictureVision
 subsidiary closure          -      45                -      45
Tax benefit - donation
 of patents                  -       -                8       -
Income tax effects on
 above items and taxes
 not allocated to
 segments                   38      17               68      29
                        ------    ----    ---    ------   -----    ---
    Consolidated total  $  112    $286    -61%   $  109   $ 327    -67%
                        ======    ====    ===    ======   =====    ===
---------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                           Three Months Ended        Six Months Ended
                                June 30                  June 30
                          ---------------------   ----------------------


                           2003    2002  Change    2003     2002  Change

Gross profit             $1,116  $1,254   -11%   $1,940   $2,114    -8%
    Percent of Sales       33.3%   37.6%           31.8%    35.0%
Selling, general and
 administrative expenses $  716  $  656   + 9%   $1,282   $1,196    +7%
    Percent of Sales       21.4%   19.7%           21.0%    19.8%
Research and development
 costs                   $  179  $  192   - 7%   $  373   $  379    -2%
    Percent of Sales        5.3%    5.8%            6.1%     6.3%
-----------------------------------------------------------------------

2003 COMPARED WITH 2002

Second Quarter

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

Consolidated

Net worldwide sales were $3,352 million for the second quarter of 2003 as compared with $3,336 million for the second quarter of 2002, representing an increase of $16 million, or a decrease of 6% excluding the favorable impact of exchange. The increase in net sales was primarily due to favorable exchange, which increased second quarter sales by approximately 6.2 percentage points. This increase was partially offset by decreases attributable to price/mix, primarily driven by consumer film and photofinishing and consumer digital cameras, which reduced second quarter sales by approximately 3.3 percentage points, and volume, primarily driven by consumer traditional film and photofinishing, which reduced second quarter sales by approximately 2.1 percentage points.

Net sales in the U.S. were $1,470 million for the second quarter of 2003 as compared with $1,573 million for the prior year quarter, representing a decrease of $103 million, or 7%. Net sales outside the U.S. were $1,882 million for the current quarter as compared with $1,763 million for the second quarter of 2002, representing an increase of $119 million, or 7% as reported, or a decrease of 4% excluding the favorable impact of exchange.

The Company's operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region. Net sales in the EAMER region were $1,045 million for the second quarter of 2003 as compared with $932 million for the prior year quarter, representing an increase of $113 million, or 12% as reported, or a decrease of 4% excluding the favorable impact of exchange. Net sales in the Asia Pacific region were $537 million for the current quarter as compared with $557 million for the prior year quarter, representing a decrease of $20 million, or 4% as reported, or a decrease of 9% excluding the favorable impact of exchange. Net sales in the Canada and Latin America region were $300 million in the current quarter as compared with $274 million for the second quarter of 2002, representing an increase of $26 million, or 9% as reported, or 5% excluding the favorable impact of exchange.

The Company's major emerging markets include China, Brazil, India, Mexico, Russia, Korea, Hong Kong and Taiwan. Net sales in emerging markets were $602 million for the second quarter of 2003 as compared with $605 million for the prior year quarter, representing a decrease of $3 million, or a decrease of 4% excluding the favorable impact of exchange. The emerging market portfolio accounted for approximately 18% of Kodak's worldwide sales and 32% of Kodak's non-U.S. sales in the quarter. Sales growth in Russia, India and Mexico of 32%, 12% and 1%, respectively, was offset by declines in China and Brazil of 19% and 12%, respectively.

The increase in sales in Russia is a result of Kodak Express and the Company's efforts to expand the distribution channels for Kodak products and services. Sales increases in India were driven by the continued success from the Company's efforts to increase the level of camera ownership and to increase the number of Photoshop retail stores. Sales declines in China resulted from the impact of SARS particularly for consumer and professional products and services. Declines in Brazil are reflective of continued economic weakness in that emerging market country.

Gross profit was $1,116 million for the second quarter of 2003 as compared with $1,254 million for the second quarter of 2002, representing a decrease of $138 million, or 11%. The gross profit margin was 33.3% in the current quarter as compared with 37.6% in the prior year quarter. The 4.3 percentage point decrease was primarily attributable to declines in price/mix, driven primarily by consumer film and consumer digital cameras, which reduced gross profit margins by approximately 3.5 percentage points and manufacturing productivity/cost, which negatively impacted gross profit margins by approximately 1.8 percentage points. These decreases were partially offset by exchange, which favorably impacted gross profit margins by approximately 1.0 percentage points.

Selling, general and administrative expenses (SG&A) were $716 million for the second quarter of 2003 as compared with $656 million for the prior year quarter, representing an increase of $60 million, or 9%. SG&A increased as a percentage of sales from 19.7% for the second quarter of 2002 to 21.4% for the current quarter. The increase in SG&A is primarily attributable to the following charges: $14 million relating to a patent infringement claim, $14 million associated with the settlement of outstanding issues related to a prior year acquisition, $9 million associated with the write-down of the Burrell Companies' net assets held for sale and unfavorable exchange of $34 million. These items were partially offset by cost savings realized from position eliminations associated with the prior year's cost reduction programs.

Research and development costs (R&D) were $179 million for the second quarter of 2003 as compared with $192 million for the second quarter of 2002, representing a decrease of $13 million, or 7%. R&D decreased as a percentage of sales from 5.8% for the second quarter of 2002 to 5.3% for the current quarter. The net decrease in R&D is the result of cost savings realized from position eliminations associated with the prior year's cost reduction programs.

Earnings from continuing operations before interest, other charges, and income taxes for the second quarter of 2003 were $177 million as compared with $406 million for the second quarter of 2002, representing a decrease of $229 million, or 56%. This decrease is primarily attributable to (1) the decline in the gross profit margin and increases in SG&A, as described above, and (2) focused cost reduction charges of $54 million incurred during the second quarter of 2003, with no such costs incurred in the prior year quarter.

Interest expense for the second quarter of 2003 was $34 million as compared with $44 million for the prior year quarter, representing a decrease of $10 million, or 23%. The decrease in interest expense is primarily attributable to lower interest rates and lower average borrowing levels in the second quarter of 2003 relative to the prior year quarter.

The other charges component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments. Other charges for the current quarter were $9 million as compared with other charges of $22 million for the second quarter of 2002. The improvement is primarily attributable to increased income from the Company's investment in Kodak Polychrome Graphics (KPG), decreased losses incurred in relation to the Company's equity investment in the Phogenix joint venture, which was dissolved in the second quarter of 2003, and reduced losses from the NexPress joint venture.

The Company's estimated annual effective tax rate decreased from 26% in the three month period ended March 31, 2003 to 24% in the three month period ended June 30, 2003. This decrease was primarily attributable to further expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings.

The Company's estimated annual effective tax rate decreased from 29% for the second quarter of 2002 to 24% for the second quarter of 2003. The decrease in the estimated annual effective tax rate was primarily attributable to expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings.

The effective tax rate for the three months ended June 30, 2003 was approximately 16%, which is unchanged as compared with the effective tax rate for the three months ended June 30, 2002. The effective tax rate of 16% for the three months ended June 30, 2003 is lower than the Company's estimated annual effective tax rate of 24% for 2003 due to the recording of discrete period tax benefits of $31 million in connection with the following items, all of which are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate: charges for focused cost reductions of $54 million; a $14 million charge for the settlement of a patent infringement claim; a $14 million charge for the settlement of certain issues relating to a prior year acquisition; and a $9 million charge relating to the impairment of the Burrell Companies' net assets held for sale.

The effective tax rate of 16% for the three months ended June 30, 2002 was lower than the Company's estimated annual effective tax rate of 29% for 2002 due to the recording of a discrete period tax benefit of $45 million in connection with the closure of the Company's PictureVision subsidiary.

The earnings from continuing operations for the second quarter of 2003 were $112 million, or $.39 per diluted share, as compared with earnings from continuing operations for the second quarter of 2002 of $286 million, or $.98 per diluted share, representing a decrease of $174 million. This decrease in earnings from continuing operations is attributable to the reasons described above.

Photography

Net worldwide sales for the Photography segment were $2,341 million for the second quarter of 2003 as compared with $2,378 million for the second quarter of 2002, representing a decrease of $37 million, or 2% as reported, or 8% excluding the favorable impact of exchange. The decrease in net sales was comprised of (1) decreases related to volume driven primarily by volume declines for traditional consumer products and services, which were partially offset by increases in volume for consumer digital and entertainment products and services, which in total reduced second quarter sales by approximately 4.0 percentage points and (2) declines in price/mix primarily driven by consumer film and photofinishing and consumer digital cameras, which reduced net sales by approximately 4.1 percentage points. These declines were partially offset by favorable exchange, which increased net sales by approximately 6.5 percentage points.

Photography segment net sales in the U.S. were $972 million for the current quarter as compared with $1,083 million for the second quarter of 2002, representing a decrease of $111 million, or 10%. Photography segment net sales outside the U.S. were $1,369 million for the second quarter of 2003 as compared with $1,295 million for the prior year quarter, representing an increase of $74 million, or 6% as reported, or a decrease of 6% excluding the favorable impact of exchange.

Net worldwide sales of consumer film products, including 35mm film, Advantix film and one-time-use cameras, decreased 6% in the second quarter of 2003 as compared with the second quarter of 2002, reflecting decreases due to declines in volume of approximately 13%, partially offset by an increase in price/mix of 1% and favorable exchange of approximately 6%. Sales of the Company's consumer film products within the U.S. decreased 9%, reflecting declines in volume of approximately 11% offset by positive price/mix of approximately 2%. The decrease in volume is largely attributable to the decrease in U.S. consumer film industry volume in the second quarter of 2003, as described below, which reflects the downward trend in retail sales. Positive price/mix trends in the U.S. were the result of better than expected one-time-use camera mix driven by the HQ, black and white and one-time-use plus digital family of products, as well as new premium film products including High Definition and black and white films. It also reflects the initial retailer inventory build in support of the launch of this new family of premium one-time-use camera and film products. Sales of the Company's consumer film products outside the U.S. decreased 2%, reflecting declines in volume of approximately 14%, partially offset by favorable exchange of approximately 12%.

U.S. consumer film industry volume decreased 7% in the second quarter of 2003 as compared with the prior year quarter. The most current U.S. market trends suggest that, for the second quarter of 2003, digital substitution accounted for the majority of the industry decline. The most current U.S. market data trends also indicate that, for the full year 2003, the U.S. film industry volume will decrease 7% to 8% year-over-year. The same data suggests that digital substitution will account for the majority of the industry decline.

The Company's blended U.S. consumer film share decreased approximately 1% on a volume basis relative to the second quarter of 2002.
Management remains confident in maintaining full year, 2002 year-over-year U.S. market share as it has done for the past several consecutive years.

Worldwide volumes of consumer color paper decreased low double digits in the second quarter of 2003 as compared with the second quarter of 2002. With U.S. volumes also declining low double digits and volumes outside the U.S. decreasing high single digits. Kodak will no longer report sales trends for color negative paper because paper and other products are typically bundled together as a "systems sell" for customer contracting purposes.

Net worldwide photofinishing sales, including Qualex in the U.S. and Consumer Imaging Services (CIS) outside the U.S., decreased 16% in the second quarter of 2003 as compared with the second quarter of 2002, reflecting lower volumes and price/mix, partially offset by favorable exchange. In the U.S., Qualex's sales decreased 22%, reflecting the effects of a continued weak film industry and consumer's shifting preference to on-site processing.

Net sales from the Company's consumer digital products and services, which include picture maker kiosks/media and retail consumer digital services revenue primarily from Picture CD and Retail.com, increased 1% in the second quarter of 2003 as compared with the second quarter of 2002, driven primarily by an increase in sales of kiosks and consumer digital services.

The average penetration rate for the number of rolls scanned at Qualex's wholesale labs averaged 7.4% in the second quarter of 2003, an increase from the 7.0% rate recorded in the second quarter of 2002.
The growth was driven by continued consumer acceptance of Picture CD and Retail.com. However, the number of images scanned versus the second quarter of 2002 decreased 15% due to the negative photofinishing trends at Qualex resulting from a weak consumer film industry and consumer's changing preferences towards on-site processing.

The Company's Ofoto business increased its sales 56% in the second quarter of 2003 as compared with the prior year quarter. Ofoto now has more than 8 million members and continues to be the market leader in the online photo services space.

Net worldwide sales of consumer digital cameras increased 65% in the second quarter of 2003 as compared with the prior year quarter, primarily reflecting strong increases in volume and favorable exchange, partially offset by a decline in price/mix. Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system. In addition, Kodak's new Printer Dock 6000, introduced to the market in March of this year, exceeded sales expectations during the second quarter.

Similar to the prior year, Kodak's U.S. consumer digital camera market share declined slightly during the second quarter of 2003 on a quarter sequential basis as the Company refreshes its product portfolio and transitions to a new line of digital cameras becoming available throughout the third quarter. While complete data for second quarter consumer digital market share is not yet available, all indications are that Kodak continues to hold one of the top U.S. market share positions in channels reporting share data, however, some of Kodak's largest channels do not report market share data.

Net worldwide sales of inkjet photo paper increased 51% in the current quarter as compared with the second quarter of 2002. The Company maintained its top two market share position in the United States quarter sequentially. The double-digit revenue growth and the maintenance of market share are primarily attributable to strong underlying market growth, successful merchandising efforts and the continued growth and acceptance of a new product line of small format inkjet papers.

Net worldwide sales of professional sensitized films, including color negative, color reversal and black and white films, decreased 14% in the second quarter of 2003 as compared with the second quarter of 2002, primarily reflecting declines in volume and price/mix, partially offset by favorable exchange. Net worldwide sales of professional sensitized output declined 3% in the second quarter of 2003 as compared with the second quarter of 2002, reflecting declines in volume and price/mix, partially offset by favorable exchange. Sales declines resulted primarily from the combined impacts of ongoing digital evolution and continued economic weakness in markets worldwide. These declines were partially offset by worldwide sales increases in the current quarter related to digital cameras, digital writers, Event Imaging solutions, digital systems and solutions, display materials and thermal equipment.

Net worldwide sales of origination and print film to the entertainment industry increased 18% in the second quarter of 2003 as compared with the prior year quarter, reflecting higher print film volumes due to a strong industry motion picture release schedule and favorable exchange. The new Vision 2 origination film continues to gain strong customer acceptance.

Gross profit for the Photography segment was $757 million for the second quarter of 2003 as compared with $896 million for the prior year quarter, representing a decrease of $139 million or 16%. The gross profit margin was 32.3% in the current year quarter as compared with 37.7% in the prior year quarter. The 5.4 percentage point decline was primarily attributable to declines in price/mix primarily driven by consumer film and consumer digital cameras, which reduced gross profit margins by approximately 4.4 percentage points and decreases in manufacturing productivity/cost, which reduced gross margins by approximately 2.2 percentage points. These decreases were partially offset by exchange, which favorably impacted gross profit margins by approximately 1.2 percentage points.

SG&A expenses for the Photography segment increased $19 million, or 4%, from $507 million in the second quarter of 2002 to $526 million in the current quarter, and increased as a percentage of sales from 21.3% to 22.5%. The increase is primarily attributable to unfavorable exchange of $28 million, partially offset by cost savings realized from position eliminations associated with the prior year's cost reduction programs.

R&D costs for the Photography segment decreased $19 million, or 14%, from $132 million in the second quarter of 2002 to $113 million in the current quarter and decreased as a percentage of sales from 5.5% in the prior year quarter to 4.8%. The decrease in R&D was primarily attributable to cost savings realized from position eliminations associated with the prior year's cost reduction programs.

Earnings from continuing operations before interest, other charges, and income taxes for the Photography segment decreased $138 million, from $257 million in the second quarter of 2002 to $119 million in the second quarter of 2003, primarily as a result of the factors described above.


Health Imaging

Net worldwide sales for the Health Imaging segment were $607 million for the second quarter of 2003 as compared with $569 million for the prior year quarter, representing an increase of $38 million, or 7% as reported, or 1% excluding the favorable impact of exchange. The increase in sales was comprised of (1) an increase in volume of approximately 3.6 percentage points, driven primarily by volume increases in digital media, digital capture equipment and equipment services and (2) an increase from favorable exchange of approximately
6.0 percentage points, which was partially offset by a decrease in price/mix of approximately 2.7 percentage points, primarily driven by digital media, laser printers and analog medical film.

Net sales in the U.S. were $266 million for the current quarter as compared with $270 million for the second quarter of 2002, representing a decrease of $4 million, or 1%. Net sales outside the U.S. were $341 million for the second quarter of 2003 as compared with $299 million for the prior year quarter, representing an increase of $42 million, or 14% as reported, or 3% excluding the favorable impact of exchange.

Net worldwide sales of digital products, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services and Picture Archiving and Communications Systems (PACS), increased 11% in the second quarter of 2003 as compared with the prior year quarter.
The increase in digital product sales was primarily attributable to favorable exchange and higher volumes of digital media, digital capture equipment and equipment services. Service revenues increased due to an increase in digital equipment service contracts during the current quarter as compared with the second quarter of 2002.

Net worldwide sales of traditional products, including analog film, equipment, chemistry and services, increased 2% in the second quarter of 2003 as compared with the second quarter of 2002 due to favorable exchange and higher specialty film volumes. Traditional analog film products (excluding specialty films) decreased 3% in the second quarter of 2003 as compared with the prior year quarter due to lower price/mix, partially offset by higher volumes and favorable exchange.

Gross profit for the Health Imaging segment was $263 million for the second quarter of 2003 as compared with $236 million in the prior year quarter, representing an increase of $27 million, or 11%. The gross profit margin was 43.3% in the current quarter as compared with 41.5% in the second quarter of 2002. The increase in the gross profit margin of 1.8 percentage points was principally attributable to (1) favorable cost and manufacturing productivity, which increased gross profit margins by approximately 2.2 percentage points, and (2) favorable exchange, which contributed approximately 1.3 percentage points to the gross profit margin. These increases were partially offset by decreases in price/mix, which negatively impacted gross profit margins by 1.7 percentage points due to lower prices for digital media, analog medical film and laser printers.

SG&A expenses for the Health Imaging segment increased $7 million, or 8%, from $87 million in the second quarter of 2002 to $94 million for the current quarter, and increased as a percentage of sales from 15.3% to 15.5%. The increase in SG&A expenses is primarily attributable to the unfavorable effects of foreign exchange, which accounted for $4 million of this change, and increased spending to drive growth.

Second quarter R&D costs increased $1 million, or 3%, from $37 million to $38 million, but decreased as a percentage of sales from 6.5% for the second quarter of 2002 to 6.3% for the current quarter.

Earnings from continuing operations before interest, other charges, and income taxes for the Health Imaging segment increased $19 million, or 17%, from $112 million for the prior year quarter to $131 million for the second quarter of 2003 due primarily to the reasons described above.

On July 21, 2003, the Company announced that it has entered into an agreement to acquire all of the outstanding shares of PracticeWorks Inc., a leading provider of dental practice management software and digital radiographic imaging systems for $500 million in cash. This acquisition is expected to contribute approximately $215 million in sales to the Health Imaging segment during the first full year. It is anticipated that the transaction will be slightly dilutive to earnings from the date of acquisition through the end of 2005 and accretive to earnings thereafter. This acquisition will enable Kodak to offer its customers a full spectrum of dental imaging products and services from traditional film to digital radiography and photography.

Commercial Imaging

Net worldwide sales for the Commercial Imaging segment were $382 million for the second quarter of 2003 as compared with $361 million for the prior year quarter, representing an increase of $21 million, or 6% as reported, or an increase of 3% excluding the favorable impact of exchange. The increase in net sales was primarily comprised of (1) increases in volume, which contributed approximately 3.0 percentage points to second quarter sales, with imaging services and document scanners being key drivers, and (2) an increase of approximately 3.1 percentage points due to favorable exchange, which was partially offset by price/mix declines of approximately 0.4 percentage points.

Net sales in the U.S. were $221 million for the current quarter as compared with $204 million for the prior year quarter, representing an increase of $17 million, or 8%. Net sales outside the U.S. were $161 million in the second quarter of 2003 as compared with $157 million for the prior year quarter, representing an increase of $4 million or 3% as reported, or a decrease of 5% excluding the favorable impact of exchange.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased 16% in the current quarter as compared with the second quarter of 2002, primarily reflecting volume and price/mix declines in graphic arts film. This reduction resulted largely from digital technology evolution and the effect of continuing economic weakness in the commercial printing market.

Despite a continued weakness in the global economy, KPG's earnings performance continues to improve driven primarily by its world leading position in the growth segments of digital proofing and digital printing plates, coupled with favorable foreign exchange. KPG's operating profit has been positive for 12 consecutive quarters and has shown consistent improvement during that same period. The Company's equity in the earnings of KPG contributed positive results to other charges during the second quarter of 2003.

NexPress, the unconsolidated joint venture between Kodak and Heidelberg in which the Company has a 50% ownership interest, continues to increase unit placements of the NexPress 2100 Digital Production Color Press despite a weak printing market, with good customer acceptance and average monthly page volumes for these units running higher than planned.

Gross profit for the Commercial Imaging segment was $105 million for the second quarter of 2003 as compared with $115 million in the prior year quarter, representing a decrease of $10 million, or 9%. The gross profit margin was 27.5% in the current quarter as compared with 31.9% in the prior year quarter. The decrease in the gross profit margin of
4.4 percentage points was primarily attributable to (1) manufacturing productivity which negatively impacted gross profit margins by approximately 3.0 percentage points, (2) declines in price/mix, which reduced gross profit margins by approximately 0.9 percentage points primarily due to declining contributions from traditional graphic arts products, and (3) negative exchange, which reduced gross profit margins by 0.5 percentage points.

SG&A expenses for the Commercial Imaging segment increased $2 million, or 4%, from $48 million for the second quarter of 2002 to $50 million for the current quarter, but decreased as a percentage of sales from 13.3% to 13.1%. The increase in SG&A expense was due to the unfavorable impact of exchange, which accounted for the entire $2 million increase.

Second quarter R&D costs for the Commercial Imaging segment increased $1 million, or 7%, from $14 million for the second quarter of 2002 to $15 million for the current quarter, but remained unchanged as a percentage of sales at 3.9%.

Earnings from continuing operations before interest, other charges, and income taxes for the Commercial Imaging segment decreased $13 million, or 25%, from $53 million in the second quarter of 2002 to $40 million in the second quarter of 2003. This decrease is primarily attributable to the reasons described above.


All Other

Net worldwide sales for All Other were $22 million for the second quarter of 2003 as compared with $28 million for the second quarter of 2002, representing a decrease of $6 million, or 21%. Net sales in the U.S. were $11 million in the current quarter as compared with $16 million in the second quarter of 2002. Net sales outside the U.S. were $11 million in the second quarter of 2003 as compared with $12 million in the prior year quarter, representing a decrease of $1 million, or 8%.

SK Display Corporation, the OLED manufacturing joint venture between Kodak and Sanyo, continued production scale-up with the goal of supplying production quantity OLED screens to the marketplace throughout the remainder of 2003.

The loss from continuing operations before interest, other charges, and income taxes for All Other was $22 million in the current quarter as compared with a loss of $6 million in the second quarter of 2002 primarily driven by increased levels of investment for the Company's Display business.


RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

The Company did not have earnings (loss) from discontinued operations, net of income taxes in the second quarter of 2003. In the second quarter of 2002 a loss from discontinued operations of $2 million, or $.01 per diluted share, was reported.


NET EARNINGS

Net earnings for the second quarter of 2003 were $112 million, or $.39 per diluted share, as compared with net earnings for the second quarter of 2002 of $284 million, or $.97 per diluted share, representing a decrease of $172 million, or 61%. This decrease is primarily attributable to the reasons outlined above.

Year to Date

Consolidated

Net worldwide sales were $6,092 million for the six months ended June 30, 2003 as compared with $6,042 million for the six months ended June 30, 2002, representing an increase of $50 million, or 1% as reported, or a decrease of 5% excluding the favorable impact of exchange. The slight increase in net sales was primarily due to a positive impact from exchange of approximately 6.0 percentage points. This increase was almost entirely offset by decreases attributable to price/mix, which reduced sales by approximately 3.8 percentage points, primarily driven by consumer film, photofinishing and consumer digital cameras, and volume, which reduced sales by approximately 1.1 percentage points, primarily driven by consumer traditional film and photofinishing.

Net sales in the U.S. were $2,619 million for the current year period as compared with $2,820 million for the prior year period, representing a decrease of $201 million, or 7%. Net sales outside the U.S. were $3,473 million for the current year period as compared with $3,222 million for the prior year period, representing an increase of $251 million, or 8% as reported, or a decrease of 3% excluding the favorable impact of exchange.

The Company's operations outside the U.S. are reported in three regions: (1) the Europe Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region. Net sales in the EAMER region for the first six months of 2003 were $1,840 million as compared with $1,648 million for the first six months of 2002, representing an increase of 12% as reported, or a decrease of 4% excluding the favorable impact of exchange. Net sales in the Asia Pacific region for the first six months of 2003 were $1,085 million as compared with $1,061 million for the first six months of 2002, representing an increase of 2% as reported, or a decrease of 4% excluding the favorable impact of exchange. Net sales in the Canada and Latin America region for the first six months of 2003 were $548 million as compared with $513 million for the first six months of 2002, representing a decrease of 7% as reported, or 3% excluding the negative impact of exchange.

The Company's major emerging markets include China, Brazil, India, Mexico, Russia, Korea, Hong Kong and Taiwan. Net sales for Emerging Market countries were $1,180 million for the six months ended June 30, 2003 as compared with $1,149 million for the six months ended June 30, 2002, representing an increase of $31 million, or 3%, with no impact from exchange. Sales growth in Russia, India and China of 35%, 13% and 4%, respectively, were the primary drivers of the increase in sales in Emerging Market countries, partially offset by decreased sales in Brazil, Hong Kong, Taiwan and Mexico of 18%, 17%, 22% and 2%, respectively.

The increase in sales in Russia is a result of Kodak Express and the Company's efforts to expand the distribution channels for Kodak products and services. Sales increases in India were driven by continued success from the Company's efforts to increase the level of camera ownership and to increase the number of Photoshop retail stores. Sales growth in China resulted from strong business performance for all Kodak's operations in that region in the first quarter of 2003; however, this growth was partially offset by the impact of SARS particularly for consumer and professional products and services. The declines in Hong Kong and Taiwan are also a result of the impact from SARS. The declines in Brazil are reflective of the continued economic weakness in that country.

Gross profit was $1,940 million for the six months ended June 30, 2003 as compared with $2,114 million for the six months ended June 30, 2002, representing a decrease of $174 million, or 8%. The gross profit margin was 31.8% in the current year period as compared with 35.0% in the prior year period. The decrease of 3.2 percentage points was primarily attributable to declines in price/mix and manufacturing productivity/cost, which reduced gross profit margins by approximately
3.7 and 0.4 percentage points, respectively. The declines in price/mix relate primarily to consumer film and consumer digital cameras. These declines were partially offset by favorable exchange, which increased gross profit margins by approximately 0.9 percentage points.

SG&A expenses were $1,282 million for the six months ended June 30, 2003 as compared with $1,196 million for the six months ended June 30, 2002, representing an increase of $86 million, or 7%. SG&A increased as a percentage of sales from 19.8% for the prior year period to 21.0% for the current year period. The net increase in SG&A is primarily attributable to the following: a charge of $12 million relating to an intellectual property settlement; a charge of $14 million relating to a patent infringement claim; a charge of $14 million associated with the settlement of outstanding issues relating to a prior year acquisition; a charge of $9 million associated with the write-down of the Burrell Companies' net assets held for sale; and unfavorable exchange of $62 million. These items were partially offset by cost savings realized from position eliminations associated with the prior year's cost reduction programs.

R&D costs were $373 million for the six months ended June 30, 2003 as compared with $379 million for the six months ended June 30, 2002, representing a decrease of $6 million, or 2%. R&D decreased slightly as a percentage of sales from 6.3% for the prior year period to 6.1% for the current year period. The net decrease in R&D is the result of cost savings realized from position eliminations associated with the prior year's cost reduction programs, which were partially offset by a $21 million R&D charge in the first quarter of 2003 relating to the Company's purchase of rights to certain print technology that is currently in development and not yet ready for commercialization. This technology qualifies as in-process R&D and, therefore, was written off in the first quarter of 2002.

Earnings from continuing operations before interest, other charges, and income taxes for the six months ended June 30, 2003 were $209 million as compared with $539 million for the six months ended June 30, 2002, representing a decrease of $330 million, or 61%. The decrease is primarily the result of (1) the decline in gross profit margin and an increase in SG&A, and (2) net focused cost reduction charges of $100 million incurred during the first half of 2003, with no such costs incurred in the prior year period.

Interest expense for the six months ended June 30, 2003 was $71 million as compared with $88 million for the six months ended June 30, 2002, representing a decrease of $17 million, or 19%. The decrease in interest expense is primarily attributable to lower interest rates and lower average borrowing levels in the first six months of 2003 relative to the first six months of 2002.

Other charges for the current year period were a net charge of $30 million as compared with a net charge of $53 million for the prior year period. The decrease in other charges is primarily attributable to increased income from the Company's equity investment in KPG and decreased losses incurred in relation to the Company's equity investment in the Phogenix joint venture, which was dissolved in the second quarter of 2003.

The effective tax rate for the six months ended June 30, 2003 was approximately 1%, as compared with 18% for the six months ended June 30, 2002. The decrease in the effective tax rate is due to a decrease in the estimated annual effective tax rate from 29% in the first half of 2002 to 24% in the first half of 2003, as well as discrete period items, which resulted in tax benefits of $68 million in the first half of 2003. The decrease in the estimated annual effective tax rate from 29% for the first half of 2002 to 24% for the first half of 2003 was primarily attributable to expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings. The discrete period items are attributable to the following items, all of which are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate: net focused cost reduction charges of $100 million; a $21 million charge for purchased in-process research and development costs; a $14 million charge for the settlement of a patent infringement claim; a $14 million charge for the settlement of certain issues relating to a prior year acquisition; a $12 million charge related to an intellectual property settlement; and a $9 million charge related to the impairment of the Burrell Companies' net assets held for sale. In addition, the discrete period items also include a tax benefit of $8 million relating to the donation of intellectual property to a tax-qualified organization.

The effective tax rate of 18% for the six months ended June 30, 2002 was lower than the Company's estimated annual effective tax rate of 29% for 2002 due to the recording of a discrete period tax benefit of $45 million in connection with the closure of the Company's PictureVision subsidiary.

Earnings from continuing operations for the six months ended June 30, 2003 were $109 million, or $.38 per basic and diluted share, as compared with earnings from continuing operations for the six months ended June 30, 2002 of $327 million, or $1.12 per basic and diluted share, representing a decrease of $218 million, or 67%. The decrease in net earnings is primarily attributable to the reasons described above.


Photography

Net worldwide sales for the Photography segment were $4,139 million for the six months ended June 30, 2003 as compared with $4,192 million for the six months ended June 30, 2002, representing a decrease of $53 million, or 1% as reported, or 7% excluding the positive impact of exchange. The decrease in net sales was comprised of (1) decreases related to volume, driven primarily by consumer traditional film and photofinishing, which were partially offset by increases in volume for consumer digital and entertainment products and services, which in total, reduced net sales by 2.7 percentage points and (2) declines in price/mix primarily driven by consumer film and consumer digital cameras, which reduced net sales by approximately 4.7 percentage points. These declines were partially offset by favorable exchange, which increased net sales by approximately 6.5 percentage points.

Photography segment net sales in the U.S. were $1,659 million for the current year period as compared with $1,882 million for the prior year period, representing a decrease of $223 million, or 12%. Photography segment net sales outside the U.S. were $2,480 million for the current year period as compared with $2,310 million for the prior year period, representing an increase of $170 million, or 7% as reported, or a decrease of 4% excluding the positive impact of exchange.

Net worldwide sales of consumer film products, including 35mm film, Advantix film and one-time-use cameras, decreased 7% in the six months ended June 30, 2003 as compared with the six months ended June 30, 2002, reflecting declines in volume and negative price/mix of approximately 11% and 3%, respectively, partially offset by favorable exchange of approximately 7%. Sales of the Company's consumer film products within the U.S. decreased 14%, reflecting declines in volume of approximately 13% and negative price/mix of approximately 1%. The decrease in volume is largely attributable to the decrease in U.S. consumer film industry volume in the first half of 2003, as described below, which reflects the downward trend in retail sales. Sales of the Company's consumer film products outside the U.S. decreased 1%, reflecting declines in volume and negative price/mix of approximately 9% and 3%, respectively, which was partially offset by favorable exchange of approximately 11%.

The U.S. film industry volume decreased approximately 8% in the six month period ended June 30, 2003 as compared with the six month period ended June 30, 2002. The most current U.S. market data trends suggest that, for the six month period ended June 30, 2003, digital substitution accounted for the majority of the industry decline. The most current U.S. market data trends also indicate that, for the full year 2003, the U.S. film industry volume will decrease 7% to 8% year-over-year. The same data suggests that digital substitution will account for the majority of the industry decline.

The Company's blended U.S. consumer film share decreased slightly on a volume basis in the first half of 2003 relative to the first half of 2002. Management remains confident in maintaining full year, 2002 year-over-year U.S. market share as it has done for the past several consecutive years.

Worldwide volumes of consumer color paper decreased high single digits in the six month period ended June 30, 2003 as compared with the six month period ended June 30, 2002 with U.S. volumesdeclining low double digits and volumes outside the U.S. decreasing mid-single digits. Kodak will no longer report sales trends for color negative paper because paper and other products are typically bundled together as a "systems sell" for customer contracting purposes.

Net worldwide photofinishing sales, including Qualex in the U.S. and CIS outside the U.S., decreased 16% in the six month period ended June 30, 2003 as compared with the six month period ended June 30, 2002, reflecting lower volumes and price/mix, partially offset by favorable exchange. In the U.S., Qualex's sales decreased 22% in the first half of 2003 as compared with the first half of 2002, reflecting the effects of a continued weak film industry, consumer's shifting preference to on-site processing, and the adverse impact of several hundred store closures by a major U.S. retailer.

Net sales from the Company's consumer digital products and services, which include picture maker kiosks/media and retail consumer digital services revenue from Picture CD and Retail.com, increased 2% in the six month period ended June 30, 2003 as compared with the six month period ended June 30, 2002, driven primarily by an increase in sales of picture maker kiosks and consumer digital services.

The average penetration rate for the number of rolls scanned at Qualex's wholesale labs averaged 7.6% for the six month period ended June 30, 2003, reflecting an increase from the 7.0% rate in the six month period ended June 30, 2002. The growth was driven by continued consumer acceptance of Picture CD and Retail.com. However, the number of images scanned versus the first half of 2002 decreased 11% due to negative photofinishing trends at Qualex resulting from a weak customer film industry and consumer's changing preference towards on-site processing.

The Company's Ofoto business increased its sales 69% in the first half of 2003, as compared with the first half of 2002. Ofoto now has more than 8 million members and continues to be the market leader in the online photo services space.

Net worldwide sales of consumer digital cameras increased 50% in the six month period ended June 30, 2003 as compared with the six month period ended June 30, 2002, primarily reflecting strong increases in volume and a favorable impact from exchange, partially offset by a decline in price/mix. Sales continue to be driven by strong customer acceptance of the EasyShare digital camera system. In addition, Kodak's new Printer Dock 6000, introduced in March of this year, exceeded sales expectations during the period.

While complete data for second quarter consumer digital market share is not yet available, Kodak's U.S. consumer digital camera market share year-to-date through May 2003 is up over 1 percentage point as compared with the same period in 2002. All indications are that Kodak continues to hold one of the top U.S. market share positions in channels reporting share data; however, some of Kodak's largest channels do not report market share data.

Net worldwide sales of inkjet photo paper increased 51% in the six month period ended June 30, 2003 as compared with the six month period ended June 30, 2002. The Company maintained its top market share position in the United States during the period. The double-digit revenue growth and the maintenance of market share are primarily attributable to strong underlying market growth, successful merchandising efforts and the continued growth and acceptance of a new line of small format inkjet papers.

Net worldwide sales of professional sensitized films, including color negative, color reversal and black and white films, decreased 11% in the six month period ended June 30, 2003 as compared with the six month period ended June 30, 2002, reflecting declines in volume and price/mix, partially offset by favorable exchange. Net worldwide sales of professional sensitized output decreased 2% in the first half of 2003 as compared with the first half of 2002, reflecting declines in volume and price/mix, partially offset by favorable exchange. Sales declines resulted primarily from the combined impacts of ongoing digital evolution and continued economic weakness in markets worldwide. These declines were partially offset by worldwide sales increases in the current year period as compared with the prior year period related to display materials, digital writers, scanners, digital systems and solutions, thermal media and equipment, digital cameras, Event Imaging solutions, and Kodak Weddings.

Net worldwide sales of origination and print film to the entertainment industry increased 18% in the six month period ended June 30, 2003 as compared with the six month period ended June 30, 2002, reflecting higher print film volumes due to a strong industry motion picture release schedule and favorable exchange. The new Vision 2 origination film continues to gain strong customer acceptance.

Gross profit for the Photography segment was $1,259 million for the six month period ended June 30, 2003 as compared with $1,446 million for the six month period ended June 30, 2002, representing a decrease of $187 million or 13%. The gross profit margin was 30.4% in the current year period as compared with 34.5% in the prior year period. The 4.1 percentage point decrease was primarily attributable to decreases in price/mix primarily driven by consumer film and consumer digital cameras, which decreased gross profit margins by approximately 4.7 percentage points and decreases in manufacturing productivity/cost, which decreased gross profit margins by approximately 0.5 percentage points. This decrease was partially offset by favorable exchange, which increased gross profit margins by approximately 1.1 percentage points.

SG&A expenses for the Photography segment increased $33 million, or 4%, from $912 million for the six month period ended June 30, 2002 to $945 million for the six month period ended June 30, 2003. As a percentage of sales, SG&A expense increased from 21.8% in the prior year period to 22.8% in the current year period. The increase is primarily attributable to unfavorable exchange of $50 million, partially offset by cost savings realized from position eliminations associated with the prior year's cost reduction programs.

R&D costs for the Photography segment decreased $20 million or 8% from $261 million in the six month period ended June 30, 2002 to $241 million in the six month period ended June 30, 2003. As a percentage of sales, R&D costs decreased from 6.2% in the prior year period to 5.8% in the current year period. The decrease in R&D was primarily attributable to cost savings realized from position eliminations associated with the prior year's cost reduction programs. This decrease was partially offset by the $21 million charge associated with the write-off of purchased in-process R&D as noted above.

Earnings from continuing operations before interest, other charges, and income taxes for the Photography segment decreased $200 million, or 73%, from $273 million in the six month period ended June 30, 2002 to $73 million in the six month period ended June 30, 2003, primarily as a result of the factors described above.

Health Imaging

Net worldwide sales for the Health Imaging segment were $1,156 million for the six month period ended June 30, 2003 as compared with $1,090 million for the first half of 2002, representing an increase of $66 million, or 6% as reported, or remained unchanged excluding the favorable impact of exchange. The increase in sales was comprised of
(1) an increase in volume of approximately 2.4 percentage points, driven primarily by volume increases in digital media, digital capture equipment and equipment services, and (2) an increase from favorable exchange of approximately 6.1 percentage points, which was partially offset by a decrease in price/mix of approximately 2.3 percentage points, primarily driven by digital media, laser printers and analog medical film.

Net sales in the U.S. were $504 million for the six month period ended June 30, 2003 as compared with $518 million for the first half of 2002, representing a decrease of $14 million, or 3%. Net sales outside the U.S. were $652 million for the first half of 2003 as compared with $572 million for the six month period ended June 30, 2002, representing an increase of $80 million, or 14% as reported, or 2% excluding the favorable impact of exchange.

Net worldwide sales of digital products, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services and Picture Archiving and Communications Systems (PACS), increased 11% for the six month period ended June 30, 2003 as compared with the first half of 2002. The increase in digital product sales was primarily attributable to favorable exchange and higher volumes of digital media, digital capture equipment and equipment services. Service revenues increased due to an increase in digital equipment service contracts during the first half of 2003 as compared with the prior year period.

Net worldwide sales of traditional products, including analog film, equipment, chemistry and services, were consistent in the first half of 2003 as compared with the first half of 2002, reflecting favorable exchange that was offset by declines in price/mix. Traditional analog film products (excluding specialty films) decreased 1% in the first half of 2003 as compared with the first half of 2002 due to lower price/mix, partially offset by favorable exchange and higher volumes.

Gross profit for the Health Imaging segment was $492 million for the first half of 2003 as compared with $432 million for the six month period ended June 30, 2002, representing an increase of $60 million, or 14%. The gross profit margin was 42.6% in the current year period as compared with 39.6% in the first half of 2002. The increase in the gross profit margin of 3.0 percentage points was principally attributable to (1) favorable cost and manufacturing productivity, which increased gross profit margins by approximately 3.2 percentage points, primarily due to favorable media and equipment manufacturing productivity led by DryView digital media and digital capture equipment, complemented by lower service costs and improved supply chain management, and (2) favorable exchange, which contributed approximately 1.3 percentage points to the gross profit margin. These increases were partially offset by decreases in price/mix, which negatively impacted gross profit margins by 1.5 percentage points due to lower prices for digital media, analog medical film and laser printers.

SG&A expenses for the Health Imaging segment increased $5 million, or 3%, from $170 million in the first half of 2002 to $175 million for the six month period ended June 30, 2003, but decreased as a percentage of sales from 15.6% to 15.1%. The increase in SG&A expenses is attributable to the unfavorable effects of foreign exchange, which increased SG&A expenses by $8 million in the current period relative to the prior year period. The decrease in SG&A expense as a percentage of sales is primarily attributable to expense management.

R&D costs increased $3 million, or 4%, from $74 million for the first half of 2002 to $77 million for the first half of 2003, but decreased slightly as a percentage of sales from 6.8% to 6.7%. R&D expenses increased in the first half as the segment increased spending to drive growth in selected areas of the product portfolio.

Earnings from continuing operations before interest, other charges, and income taxes for the Health Imaging segment increased $52 million, or 28%, from $188 million for the prior year period to $240 million for the first half of 2003 due primarily to the reasons described above.

On July 21, 2003, the Company announced that it has entered into an agreement to acquire all of the outstanding shares of PracticeWorks Inc., a leading provider of dental practice management software and digital radiographic imaging systems for $500 million in cash. This acquisition is expected to contribute approximately $215 million in sales to the Health Imaging segment during the first full year. It is anticipated that the transaction will be slightly dilutive to earnings from the date of acquisition through the end of 2005 and accretive to earnings thereafter. This acquisition will enable Kodak to offer its customers a full spectrum of dental imaging products and services from traditional film to digital radiography and photography.

Commercial Imaging

Net worldwide sales for the Commercial Imaging segment were $754 million for the first half of 2003 as compared with $708 million for the six month period ended June 30, 2002, representing an increase of $46 million, or 6% as reported, or an increase of 3% excluding the favorable impact of exchange. The increase in net sales was primarily comprised of (1) increases in volume, which contributed approximately
4.4 percentage points to first half of 2003 sales, and (2) an increase of approximately 3.1 percentage points due to favorable exchange, which was partially offset by price/mix declines of approximately 1.1 percentage points.

Net sales in the U.S. were $434 million for the current year period as compared with $393 million for the first half of 2002, representing an increase of $41 million, or 10%. Net sales outside the U.S. were $320 million in the first half of 2003 as compared with $315 million for the prior year period, representing an increase of $5 million or 2% as reported, or a decrease of 5% excluding the favorable impact of exchange.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased 16% in the six month period ended June 30, 2003 as compared with the first half of 2002, primarily reflecting volume and price/mix declines in graphic arts film. This reduction resulted largely from digital technology evolution and the effect of continuing economic weakness in the commercial printing market.

Despite a continued weakness in the global economy, KPG's earnings performance continues to improve driven primarily by its world leading position in the growth segments of digital proofing and digital printing plates, coupled with favorable foreign exchange. KPG's operating profit has been positive for 12 consecutive quarters and has shown consistent improvement during that same period. The Company's equity in the earnings of KPG contributed positive results to other charges during the first half of 2003.

NexPress, the unconsolidated joint venture between Kodak and Heidelberg in which the Company has a 50% ownership interest, continues to increase unit placements of the NexPress 2100 Digital Production Color Press despite a weak printing market, with good customer acceptance and average monthly page volumes for these units running higher than planned.

Gross profit for the Commercial Imaging segment was $212 million for the first half of 2003 as compared with $224 million for the six month period ended June 30, 2002, representing a decrease of $12 million, or 5%. The gross profit margin was 28.1% in the current year period as compared with 31.6% in the first half of 2002. The decrease in the gross profit margin of 3.5 percentage points was primarily attributable to (1) declines in price/mix, which reduced gross profit margins by approximately 1.1 percentage points primarily due to declining contributions from traditional graphic arts products, (2) manufacturing productivity which negatively impacted gross profit margins by approximately 2.1 percentage points, and (3) unfavorable exchange, which negatively impacted gross profit margins by 0.3 percentage point.

SG&A expenses for the Commercial Imaging segment increased $4 million, or 4%, from $95 million for the first half of 2002 to $99 million for the six month period ended June 30, 2003, but decreased as a percentage of sales from 13.4% to 13.1%. The increase in SG&A expense was due to the impact of unfavorable exchange, which accounted for the entire $4 million increase.

R&D costs for the Commercial Imaging segment increased $1 million, or 4%, from $28 million for the first half of 2002 to $29 million for the first half of 2003, but decreased as a percentage of sales from 4.0% to 3.8%.

Earnings from continuing operations before interest, other charges, and income taxes for the Commercial Imaging segment decreased $17 million, or 17%, from $101 million in the first half of 2002 to $84 million in the first half of 2003. This decrease is primarily attributable to the reasons described above.


All Other

Net worldwide sales for All Other were $43 million for the first half of 2003 as compared with $52 million for the first half of 2002, representing a decrease of $9 million, or 17%. Net sales in the U.S. decreased $5 million, or 19%, from $27 million for the six month period ended June 30, 2002 to $22 million for the first half of 2003. Net sales outside the U.S. were $21 million in the first half of 2003 as compared with $25 million in the prior year period, representing a decrease of $4 million, or 16%.

SK Display Corporation, the OLED manufacturing joint venture between Kodak and Sanyo, continued production scale-up with the goal of supplying production quantity OLED screens to the marketplace throughout the remainder of 2003.

The loss from continuing operations before interest, other charges, and income taxes for All Other was $39 million for the six months ended June 30, 2003 as compared with a loss of $13 million for the first half of 2002, representing a decrease of $26 million. This decrease was primarily driven by increased levels of investment for the Company's Display business.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations were $.05 per diluted share for the first half of 2003, as compared with a loss from discontinued operations for the first half of 2002 of $.01 per diluted share.
During the six month period ended June 30, 2003, the Company reversed a tax reserve of $15 million through discontinued operations. The reversal of the tax reserve was triggered by the Company's repurchase of certain properties that were initially sold in connection with the 1994 divestiture of Sterling Winthrop Inc., which represented a portion of the Company's non-imaging health businesses. The repurchase of these properties will allow the Company to directly manage the environmental remediation that the Company is required to perform in connection with those properties, which will result in better overall cost control. In addition, the repurchase eliminated the uncertainty regarding the recoverability of tax benefits associated with the indemnification payments that were previously being made to the purchaser.


NET EARNINGS

Net earnings for the first half of 2003 were $124 million, or $.43 per diluted share, as compared with net earnings for the first half of 2002 of $323 million, or $1.11 per diluted share, representing a decrease of $199 million, or 62%. This decrease is primarily attributable to the reasons outlined above.
-----------------------------------------------------------------------

RESTRUCTURING

Currently, the company is being adversely impacted by negative global economic conditions and a progressing digital transition. As the company continues to adjust its operating model in light of changing business conditions, it is probable that ongoing cost reduction activities will be required from time to time.

In accordance with this, the Company periodically announces planned restructuring programs (Programs), which often consist of a number of restructuring initiatives. These Program announcements provide estimated ranges relating to the number of positions to be eliminated and the total restructuring charges to be incurred. The actual charges for initiatives under a Program are recorded in the period in which the Company commits to formalized restructuring plans or executes the specific actions contemplated by the Program and all criteria for restructuring charge recognition under the applicable accounting guidance have been met.

                Fourth Quarter, 2002 Restructuring Program

During the fourth quarter of 2002, the Company announced a planned Program consisting of a number of focused cost reduction initiatives designed to deploy manufacturing assets more effectively in order to provide competitively-priced products to the global market. In the announcement, the Company discussed the restructuring initiatives under its Fourth Quarter, 2002 Restructuring Program that would begin in the fourth quarter of 2002 and extend into 2003. These initiatives were expected to affect a total of 1,300 to 1,700 positions worldwide, including approximately 150 positions in the Company's U.S. research and development organizations, 500 positions in its U.S. one-time-use camera assembly operations, 300 positions in its Mexico sensitizing operations and 550 positions in its global manufacturing and logistics organization. Specific initiatives included the relocation of the one-time-use camera assembly operations in Rochester, New York and the graphic arts and x-ray film sensitizing operations in Mexico to other Kodak locations.

The total restructuring charge for continuing operations recorded in the fourth quarter of 2002 for these initiatives that were implemented was $116 million, which was composed of severance, inventory write-downs, long-lived asset impairments and exit costs of $55 million, $7 million, $37 million and $17 million, respectively. The severance charge related to the termination of 1,150 employees, including approximately 525 manufacturing and logistics, 300 service and photofinishing, 175 administrative and 150 research and development positions.

The geographic composition of the 1,150 employees terminated included approximately 775 in the United States and Canada and 375 throughout the rest of the world. The charge for the long-lived asset impairments includes the write-off of $13 million relating to equipment used in the manufacture of cameras and printers, $13 million for sensitized manufacturing equipment, $5 million for lab equipment used in photofinishing and $6 million for other assets that were scrapped or abandoned immediately. The reduction of 1,150 employees and the $72 million charge for severance and exit costs are reflected in the Fourth Quarter, 2002 Restructuring Program table below. These amounts exclude the fourth quarter termination of 150 employees and the restructuring charges relating to the shutdown of Kodak Global Imaging, Inc., as these charges were reflected in the loss from discontinued operations for the year ended December 31, 2002.

During the first quarter of 2003, the Company recorded an additional severance charge of $16 million in continuing operations relating to 450 positions that were contemplated under its Fourth Quarter, 2002 Restructuring Program. The reduction of 450 positions and the related severance charge of $16 million are reflected in the Fourth Quarter, 2002 Restructuring Program table below.

The following table summarizes the activity with respect to the restructuring and asset impairment charges recorded in connection with the focused cost reductions that were announced in the fourth quarter of 2002 and the remaining balance in the related reserves at June 30, 2003:

(dollars in millions)

                                              Exit
                     Number of    Severance   Costs
                     Employees     Reserve   Reserve   Total
                     ---------    --------   -------  -------

Q4, 2002 charges       l,l50      $  55       $ 17     $ 72
Q4, 2002 utilization    (250)        (2)         -       (2)
                      ------      -----       ----     ----
Balance at 12/31/02      900         53         17       70
Q1, 2003 charges         450         16          -       16
Q1, 2003 utilization    (850)       (24)        (2)     (26)
                      ------      -----       ----     ----
Balance at 3/31/03       500         45         15       60
Q2, 2003 charges          25          1          -        1
Q2, 2003 utilization    (500)       (11)        (4)     (15)
                      ------      -----       ----     ----
Balance at 6/30/03        25      $  35       $ 11     $ 46
                      ======      =====       ====     ====

The charges taken in the first and second quarters of 2003 for severance of $16 million and $1 million, respectively, were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2003. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items. Severance payments will continue beyond 2003 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time. The Company expects the actions contemplated by the reserve for exit costs to be completed by the end of 2003. Most exit costs are expected to be paid during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003.

As a result of initiatives implemented under the Fourth Quarter, 2002 Restructuring Program, the Company recorded $7 million and $21 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2003, respectively. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144 and the year-to-date amount of $21 million was comprised of $12 million relating to equipment used in the manufacture of cameras, $6 million for lab equipment used in photofinishing and $3 million for sensitized manufacturing equipment that will be used until their abandonment in 2003. The Company will incur accelerated depreciation charges of $3 million in the third quarter of 2003 as a result of the initiatives implemented under the Fourth Quarter, 2002 Restructuring Program.

With respect to the Fourth Quarter, 2002 Restructuring Program, the Company anticipates completing the relocation of the U.S. one-time-use camera assembly operation and Mexico sensitizing operations by the end of 2003. Such initiatives are expected to result in the elimination of an additional 200 to 300 positions with anticipated charges in the range of $5 million to $10 million.

Cost savings resulting from the implementation of all Fourth Quarter, 2002 Restructuring Program actions are in line with the original estimate and are still expected to be approximately $90 million to $95 million in 2003 and $205 million to $210 million on an annual basis thereafter.

The $8 million of charges recorded in the second quarter of 2003 included $7 million of charges applicable to the Photography segment and $1 million associated with manufacturing, which is shared across all segments. The year-to-date charges of $38 million included $23 million of charges applicable to the Photography segment, $3 million relating to the Commercial Imaging segment and $12 million associated with manufacturing, research and development, and administrative functions, which are shared across all segments.

                 First Quarter, 2003 Restructuring Program

In the early part of the first quarter of 2003, as part of its continuing focused cost-reduction efforts and in addition to the remaining initiatives under the Fourth Quarter, 2002 Restructuring Program, the Company announced its First Quarter, 2003 Restructuring Program that included new initiatives to further reduce employment within a range of 1,800 to 2,200 employees. A significant portion of these new initiatives relate to the rationalization of the Company's photofinishing operations in the U.S. and Europe. Specifically, as a result of declining film and photofinishing volumes and in response to global economic and political conditions, the Company began to implement initiatives to 1) close certain photofinishing operations in the U.S. and EAMER, 2) rationalize manufacturing capacity by eliminating manufacturing positions on a worldwide basis and 3) eliminate selling, general and administrative positions, particularly in the Photography segment.

The total restructuring charge for continuing operations recorded in the first quarter of 2003 relating to the First Quarter, 2003 Restructuring Program was $28 million, which represented severance charges relating to 425 positions that are being eliminated. The reduction of 425 positions and the total restructuring charge of $28 million are reflected in the First Quarter, 2003 Restructuring Program table below.

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

The total restructuring charges for continuing operations recorded in the second quarter of 2003 for actions that were contemplated under the First Quarter, 2003 Restructuring Program were $29 million, which was composed of severance, inventory write-downs, long-lived asset impairments and exit costs of $20 million, $1 million, $4 million and $4 million, respectively. The severance charge related to the termination of 500 employees, including approximately 250 photofinishing, 125 manufacturing and 125 administrative positions. The geographic composition of the employees to be terminated include approximately 200 in the United States and Canada and 300 throughout the rest of the world. The reduction of 500 positions and the $24 million charge for severance and exit costs are reflected in the First Quarter, 2003 Restructuring Program table below.

The following table summarizes the activity with respect to the severance and exit cost charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balances in the related reserves at June 30, 2003:

(dollars in millions)

                                             Exit
                     Number of   Severance   Costs
                     Employees    Reserve   Reserve   Total
                     ---------   --------   -------   -----
Q1, 2003 charges           425     $ 28      $  -     $ 28
Q1, 2003 utilization      (150)      (2)        -       (2)
                         -----     ----      ----     ----
Balance at 3/31/03         275       26         -       26
Q2, 2003 charges           500       20         4       24
Q2, 2003 utilization      (500)     (13)        -      (13)
                          ----     ----      ----     ----
Balance at 6/30/03         275     $ 33      $  4     $ 37
                          ====     ====      ====     ====


The first quarter charges of $28 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2003. The second quarter charges for severance, long-lived asset impairments and exit cost reserves were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2003. The charges taken for inventory write-downs were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2003. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items. Severance payments relating to the second quarter restructuring actions will be paid during the period from 2003 through 2005 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time. Most exit costs are expected to be paid during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003.

In addition to the $29 million of restructuring charges recorded in the second quarter of 2003 under the First Quarter, 2003 Restructuring Program, the Company recorded $17 million of charges in the second quarter associated with the Company's exit from the Photography segment's Phogenix joint venture with Hewlett Packard. The $17 million charge included approximately $2 million of inventory write-downs, $6 million of long-lived asset impairments and $9 million of exit costs. The inventory write-downs were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2003. The long-lived asset impairments and exit costs were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2003. The exit costs, which represent the only cash portion of the charge, are expected to be paid during the remainder of 2003.

With respect to the First Quarter, 2003 Restructuring Program, the Company anticipates completing the remaining initiatives originally contemplated under the Program by the end of 2003. Specifically, the Company expects to complete the closure of photofinishing labs in the U.S. and EAMER under this Program by the end of 2003. Such closures are expected to result in the elimination of an additional 700 to 800 positions with anticipated charges in the range of $25 to $30 million. Approximately 100 to 200 additional administrative positions will be eliminated throughout the world by the end of 2003 under this Program at a cost of $5 to $10 million. Severance payments will continue beyond 2003 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time. The Company expects the initiatives contemplated by the reserve for exit costs to be completed by the end of 2003. Most exit costs are expected to be paid during 2003. However, certain costs, such as long-term lease payments will be paid over periods after 2003.

Cost saving resulting from the implementation of all First Quarter, 2003 Restructuring Program actions are expected to be approximately $35 million to $50 million in 2003 and $65 million to $85 million on an annual basis thereafter.

The charges of $29 million recorded in the second quarter of 2003 included $20 million applicable to the Photography segment and $5 million applicable to the Commercial Imaging segment. The remaining $4 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments. The charges of $57 million recorded in the six months ended June 30, 2003 included $40 million applicable to the Photography segment and $5 million applicable to the Commercial Imaging segment. The remaining $12 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

                   Future Expected Restructuring Actions

Over the next twelve months, Kodak intends to implement a series of cost reduction actions, which are expected to result in pre-tax charges totaling $350 million to $450 million. It is anticipated that these actions will result in a reduction of approximately 4,500 to 6,000 positions worldwide primarily relating to the rationalization of global manufacturing assets, reduction of corporate administration and R&D, and the consolidation of the infrastructure and administration supporting the Company's consumer imaging and professional products and services operations. The Company expects the 2004 cost savings as a result of these actions to be $275 million to $325 million, with annual savings of $300 million to $400 million thereafter.

                        2001 Restructuring Programs

At December 31, 2002 the Company had remaining severance and exit cost reserves of $67 million and $18 million, respectively, relating to the restructuring plans it implemented during 2001. During the first quarter of 2003, the Company completed the severance actions associated with the 2001 Restructuring Programs and recorded a reversal of $12 million of reserves through restructuring costs and other in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2003. The completion of the 2001 Restructuring Programs resulted in the elimination of the remaining 200 positions included in the original plans. A total of 6,425 personnel were terminated under the 2001 Restructuring Programs.

The remaining severance reserve of $21 million as of June 30, 2003 has not been paid since, in many instances, the terminated employees could elect or were required to receive their severance payments over an extended period of time. However, substantially all of these payments will be made by the end of 2003. Most of the remaining exit cost reserves of $16 million as of June 30, 2003 are expected to be utilized during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003.
-----------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $269 million to $838 million at June 30, 2003. The increase resulted primarily from $233 million of net cash provided by operating activities and $390 million of net cash provided by financing activities, partially offset by $366 million of net cash used in investing activities.

The net cash provided by operating activities of $233 million was partially attributable to net earnings of $124 million, which, when adjusted for the earnings from discontinued operations, equity in losses from unconsolidated affiliates, depreciation and amortization, provision for deferred taxes, and restructuring costs, asset impairments and other charges, provided $587 million of operating cash. Also contributing to the net cash provided by operating activities were the cash receipt of $19 million in connection with the Sterling Winthrop Inc. settlement and the $100 million impact of the change in long-term assets and other items, net, which were partially offset by increases in receivables of $196 million and inventories of $60 million and a decrease in liabilities excluding borrowings of $217 million.
The net cash used in investing activities of $366 million was utilized primarily for capital expenditures of $236 million, business acquisitions of $88 million and investments in unconsolidated affiliates of $41 million. The net cash provided by financing activities of $390 million was primarily the result of a net increase in borrowings of $378 million.

The Company regularly accesses the commercial paper (short-term debt) market in managing its working capital to fund its operating and investing activities. At any point in time, the Company is typically in a negative working capital position. The negative working capital is driven primarily by the level of outstanding short-term debt. Short-term debt is issued or repaid to meet seasonal requirements and provide flexibility on timing for the issuance of long-term debt to meet potential long-term capital needs associated with investing activities. During the second quarter the Company issued $550 million of long-term debt to replace $550 million of short-term debt resulting in improved working capital.

The Company maintains $2,482 million in committed bank lines of credit and $1,841 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity. The Company has a medium-term note program with $650 million available for the issuance of new long-term debt as of June 30, 2003. On July 15, 2003, the Company's Board of Directors authorized the filing of a new debt shelf registration that would allow the Company to issue $2,000 million of long-term public debt. These funding alternatives provide the Company with sufficient flexibility and liquidity to meet its working capital and investing needs. Net working capital, excluding short-term borrowings, increased to $1,017 million from $474 million at year-end 2002. This increase is mainly attributable to higher cash, receivables and inventories balances, and lower accrued income taxes balances, partially offset by higher accounts payable and other current liabilities.

The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company's 10th business day each July and December to shareholders of record on the first business day of the preceding month. On April 15, 2003, the Company's Board of Directors declared a semi-annual cash dividend of $0.90 per share on the outstanding common stock of the Company. This dividend was paid on July 16, 2003 to shareholders of record at the close of business on June 2, 2003.

Capital additions were $236 million in the first half of 2003, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements and ongoing environmental and safety initiatives. The Company has been working on plans to reduce capital spending. For the full year 2003, the Company now expects its capital spending, excluding acquisitions and equipment purchased for lease, to be approximately $500 million. Based on the year-to-date experience, the capital spending is in line with the full-year plan.

The Company believes that its cash flow from operations will be sufficient to cover its working capital and capital investment needs and the funds required for potential future debt reduction, dividend payments, modest acquisitions or the repurchase of shares of the Company's common stock. The Company's cash balances and financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

The Company has $2,225 million in committed revolving credit facilities, which are available to support the Company's commercial paper program and for general corporate purposes. The credit facilities are comprised of the $1,000 million 364-day committed revolving credit facility (364-Day Facility) expiring in July 2004 and a 5-year committed facility at $1,225 million expiring in July 2006 (5-Year Facility). If unused, they have a commitment fee of $3 million per year, at the Company's current credit rating of BBB (as revised by Standard & Poor's (S&P) on July 21, 2003) and Baa1 (Moody's). Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company's credit rating. Under the 364-Day Facility and 5-Year Facility, there is a financial covenant, which requires the Company to maintain a certain EBITDA ratio. In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. The Company was in compliance with this covenant at June 30, 2003. The Company does not anticipate that a violation is likely to occur.

The Company has other committed and uncommitted lines of credit at June 30, 2003 totaling $257 million and $1,841 million, respectively. These lines primarily support borrowing needs of the Company's subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Total outstanding borrowings against these other committed and uncommitted lines of credit at June 30, 2003 were $160 million and $411 million, respectively. These outstanding borrowings are reflected in the short-term borrowings and long-term debt, net of current portion balances in the accompanying Consolidated Statement of Financial Position at June 30, 2003.

At June 30, 2003, the Company had $888 million in commercial paper outstanding, with a weighted average interest rate of 1.42%. To provide additional financing flexibility, the Company has an accounts receivable securitization program, which provides for borrowings up to a maximum of $250 million. At June 30, 2003, the Company had outstanding borrowings under this program of $105 million. The estimated annualized interest rate under this program is 1.81%.

The Company has a medium-term note program of $2,200 million for issuance of debt securities due nine months or more from date of issue. At June 30, 2003, the Company had debt securities outstanding of $1,250 million under this medium-term note program, with none of this balance due within one year. The Company has remaining availability of $650 million under its medium-term note program for the issuance of new notes.

On April 15, 2003, S&P revised its outlook on Kodak to negative from stable and reaffirmed its BBB+ corporate credit rating. The action was attributable to S&P's focus on unfunded pension and other postretirement benefit obligations. On May 20, 2003, Fitch lowered the Company's long-term credit rating from A- to BBB, but reaffirmed the short-term credit rating at F-2. The downgrade in the Company's long-term credit rating is attributable to Fitch's concerns about the Company's weakened sales and profitability in the core photographic businesses due to continuing pricing pressure from competitors, digital substitution and unfavorable economic factors. In connection with its downgrade, Fitch changed the Company's outlook from negative to stable. The stable outlook reflects Fitch's expectation that the Company's restructuring efforts combined with its emphasis on cash flow generation will result in continuing debt reduction. The stable outlook also reflects Fitch's belief that the Company's leading market position in the U.S. consumer film market and strong shares in international markets, along with lower leverage will allow the Company more time to stabilize operations. On June 18, 2003, S&P placed the Company's long-term credit rating of BBB+ and short-term credit rating of A-2 on CreditWatch, with negative implications. The action is attributable to S&P's concerns about the weak economy, continued competitive pressures, reduced leisure travel, continued digital evolution and potential future restructuring actions that may reduce earnings and restrict cash flow, slowing efforts to further reduce debt. On July 21, 2003, S&P lowered its rating on Kodak's long-term debt from BBB+ to BBB as a result of the Company's planned cash acquisition of PracticeWorks Inc. In S&P's view, the cash purchase of PracticeWorks Inc. will hinder the Company's debt reduction efforts over the near-term. S&P further stated that the Company's credit ratings would remain on CreditWatch, with negative implications, as they remain concerned with the pressures on Kodak's revenue and earnings resulting from the transition from conventional to digital imaging, tough competition and weak economic and leisure travel conditions. S&P commented that further reductions in the Company's credit rating is currently expected to be limited to one notch. On July 22, 2003, Fitch reaffirmed the Company's long-term and short-term credit ratings at BBB and F-2, respectively, but changed the Company's outlook to negative from stable. The negative outlook was a direct result of the Company's announcement to acquire PracticeWorks Inc., and reflects Fitch's concerns about the Company's reduced financial flexibility as a result of this transaction. In addition, over the longer term, Fitch anticipates that digital substitution, competitive pricing pressures, and unfavorable economic factors will continue to stress revenue and operating earnings, which could force the Company to enter into additional acquisitions to augment growth opportunities over time. As of and for the six months ended June 30, 2003, these credit rating actions did not materially impact the operations of the Company. However, if the Company's credit ratings were to be reduced further, such actions could potentially affect access to commercial paper borrowing. If such an event did take place, the Company could use alternative sources of borrowing, including the long-term debt market and its revolving credit facilities.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt, with the exception of the following: $35 million in term notes that will amortize through 2005 that can be accelerated if the Company's credit rating from S&P or Moody's were to fall below BBB and Baa2, respectively; and the outstanding borrowings under the accounts receivable securitization program if the Company's credit ratings from S&P or Moody's were to fall below BBB- and Baa3, respectively, and such condition continued for a period of 30 days. Further downgrades in the Company's credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives. However, the Company has access to $2,225 million in committed revolving credit facilities to meet unanticipated funding needs should it be necessary.

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At June 30, 2003, these guarantees totaled a maximum of $329 million, with outstanding guaranteed amounts of $161 million. The maximum guarantee amount includes guarantees of up to: $160 million of debt for KPG ($71 million outstanding); $6 million for other unconsolidated affiliates and third parties ($6 million outstanding); and $163 million of customer amounts due to banks in connection with various banks' financing of customers' purchase of products and equipment from Kodak ($84 million outstanding). The KPG debt facility and the related guarantee mature on December 31, 2005, but may be renewed at KPG's, the joint venture partners' and the bank's discretion. The guarantees for the other unconsolidated affiliates and third party debt mature between July 1, 2003 and May 31, 2005 and are not expected to be renewed. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to 3 years for long-term equipment financing arrangements. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee; however, this activity is not material. Management believes the likelihood is remote that material payments will be required under any of these guarantees disclosed above. With respect to the guarantees that the Company issued in the three and six months ended June 30, 2003, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors. Through internal analysis and external valuations, the Company determined that the fair value of the guarantees was not material to the Company's financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries. The maximum amount guaranteed is $733 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $567 million. These guarantees expire in 2003 through 2005 with the majority expiring in 2003.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest. As of June 30, 2003, the Company has not been required to guarantee any of the SK Display Corporation's outstanding debt.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the three and six months ended June 30, 2003 was not material to the Company's financial position, results of operations or cash flows.

In connection with the Company's investment in China that began in 1998, certain unaffiliated entities invested in two Kodak consolidated companies with the opportunity to put their minority interests to Kodak for cash at any time after the third anniversary, but prior to the tenth anniversary, of the date on which the two companies were established. The total exercise price in connection with the remaining put options, which increases at a rate of 2% per annum, is approximately $60 million at June 30, 2003. The Company expects that approximately $15 million of the remaining $60 million in total put options will be exercised within the next six months.

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

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor (the Vendor) to fulfill its servicing obligations under the leases. This risk is attributable to the fact that, throughout 2002, the Vendor was experiencing financial difficulty which ultimately resulted in its filing for bankruptcy on December 24, 2002. Since that time, certain of its affiliates have also filed for bankruptcy in the various countries in which they are organized. Although the lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $416 million at June 30, 2003.

To mitigate the risk of not being able to fulfill its service obligations, Qualex built up its inventory of these spare parts during 2002 and began refurbishing used parts. To further mitigate its exposure, effective April 3, 2002, Kodak entered into certain agreements with the Vendor under which the Company paid $19 million for a license relating to the spare parts intellectual property, an equity interest in the Vendor and an entity created to hold intellectual property and certain other assets conveyed by the Vendor and its affiliates related to spare parts, and an arrangement to purchase spare parts from the Vendor or its affiliates. After entering into these arrangements, the Company obtained the documentation and specifications of the parts it sourced solely from the Vendor and a comprehensive supplier list for the parts the Vendor sourced from other suppliers. However, under these arrangements, Kodak had a use restriction, which precluded the Company from manufacturing a limited number of parts that were covered by patents owned by the Vendor and from purchasing such parts directly from the Vendor's suppliers. This use restriction would be effective until certain triggering events occurred, the most significant of which was the filing for bankruptcy by the Vendor. As indicated above, the Vendor filed for bankruptcy on December 24, 2002. As part of the bankruptcy proceedings, the Company has acquired 100% ownership of the entity that was created to own the above-described intellectual property and certain other assets related to spare parts, and the Company has finalized written agreements necessary to facilitate the manufacture of the parts previously produced by the Vendor. Additionally, the Company has begun to source parts directly from the Vendor's suppliers. Accordingly, the Company does not anticipate any significant situations where it would be unable to fulfill its service obligations under the arrangement with ESF.

Effective July 22, 2003, ESF entered into an agreement amending the Receivables Purchase Agreement (RPA). Under the amended RPA agreement, maximum borrowings were lowered to $257 million. Total outstanding borrowings under the RPA at June 30, 2003 were $280 million. The difference between the amended maximum borrowing amount of $257 million and the outstanding balance at June 30, 2003 of $280 million is attributable to payments subsequent to June 30, 2003 through the date of the amendment. The amended RPA extends through July 2004, at which time the RPA can be extended or terminated. If the RPA were terminated, Qualex would no longer be able to sell its lease receivables to ESF and would need to find an alternative financing solution for future sales of its photofinishing equipment. The term of the ESF partnership agreement between Qualex and DCC continues through October 6, 2003. In light of the timing of the partnership termination, Qualex plans to utilize the services of Eastman Kodak Credit Corporation, a wholly owned subsidiary of General Electric Capital Corporation, as an alternative financing solution for prospective leasing activity with its customers.

At June 30, 2003, the Company had outstanding letters of credit totaling $99 million and surety bonds in the amount of $105 million primarily to ensure the completion of environmental remediations and payment of possible casualty and workers' compensation claims.
-----------------------------------------------------------------------

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 impacts the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003. The Company primarily accounts for employee termination actions under SFAS No. 112, which requires recording when such charges are probable and estimable. As such, the adoption of SFAS No. 146 did not have an impact for the three and six months ended June 30, 2003, as there were no significant one-time severance actions or other exit costs that were subject to SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a rollforward of the entity's product warranty liabilities. The disclosure provisions of FIN 45 were effective for financial statements of interim periods or annual periods ending after December 15, 2002. In addition, the Company adopted the recognition provisions of FIN 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows. See Note 8, "Guarantees."

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF No. 00-21 will have on its financial position, results of operations and cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. See
Note 6, "Variable Interest Entities" for these disclosures. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its financial position, results of operations and cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently evaluating whether or not the adoption of SFAS No. 149 will have an effect on its financial position, results of operations and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.
-----------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995. For example, references to the Company's revenue, cash flow expectations and future focused cost reductions are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements. In addition, any forward-looking statements represent our estimates only as of July 23, 2003, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change. The forward-looking statements contained in this report are subject to a number of risk factors, including the successful: implementation of product strategies (including category expansion, digitization, OLED, and digital products); implementation of intellectual property licensing strategies; development and implementation of e-commerce strategies; completion of information systems upgrades, including SAP; completion of various portfolio actions; reduction of inventories; improvement in manufacturing productivity; improvement in receivables performance; reduction in capital expenditures; improvement in supply chain efficiency; implementation of future focused cost reductions, including personnel reductions; and development of the Company's business in emerging markets like China, India, Brazil, Mexico, and Russia. The forward-looking statements contained in this report are subject to the following additional risk factors: inherent unpredictability of currency fluctuations and raw material costs; competitive actions, including pricing; the nature and pace of technology evolution, including the analog-to-digital shift; continuing customer consolidation and buying power; general economic and business conditions; and other risk factors disclosed herein and from time to time in the Company's filings with the Securities and Exchange Commission.

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

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at June 30, 2003 and 2002, the fair value of open forward contracts would have increased $16 million, and decreased $22 million, respectively. Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at June 30, 2003 and 2002, the fair value of open forward contracts would have decreased $6 million and $1 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

The Company is exposed to interest rate risk primarily through its borrowing activities and, to a lesser extent, through investments in marketable securities. The Company utilizes U.S. dollar denominated and foreign currency denominated borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings are in fixed-rate instruments. There is inherent rollover risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and business financing requirements.

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 30 basis points) higher at June 30, 2003, the fair value of short-term and long-term borrowings would have decreased $1 million and $13 million, respectively. Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 42 basis points) higher at June 30, 2002, the fair value of short-term and long-term borrowings would have decreased $2 million and $20 million, respectively.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at June 30, 2003 was not significant to the Company.
---------------------------------------------------------------------

Item 4.  Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, the Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company concluded that the design and operation of its disclosure controls and procedures were effective. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of such evaluation.
--------------------------------------------------------------------

                      Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Effective July 2, 2003, Eastman Kodak Company and the New York State Department of Environmental Conservation entered into an administrative Consent Order that resolved Kodak's civil/administrative liability for alleged violations, under the New York State chemical bulk storage regulations, associated with certain spills and releases, and for alleged violations of the New York State hazardous waste program, at the Company's Kodak Park facility in Rochester, New York, from August 1999 to May 2003. Pursuant to the terms of the Consent Order, Kodak paid a civil penalty of $210,000.
--------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders of Eastman Kodak Company was held on May 7.

A total of 233,327,990 of the Company's shares were present or represented by proxy at the meeting. This represented more than 81% of the Company's shares outstanding.

The individuals named below were re-elected to a three-year term as Class I Directors:

Name                       Votes Received     Votes Withheld

Martha Layne Collins          226,610,392          6,717,598
Timothy M. Donahue            207,889,387         25,438,603
Delano E. Lewis               227,721,593          5,606,397
Paul H. O'Neill               208,802,026         24,525,964

The individual named below was elected to a one-year term as Class II
Director:

Name                       Votes Received     Votes Withheld

William H. Hernandez          226,806,478          6,521,512

William W. Bradley, Hector de J. Ruiz, Laura D'Andrea Tyson, Richard S. Braddock, Daniel A. Carp, Durk I. Jager and Debra L. Lee all continue as directors of the Company.

The election of PricewaterhouseCoopers LLP as independent accountants was ratified, with 221,225,497 shares voting for, 9,177,027 shares voting against, and 2,925,466 shares abstaining.

The shareholder proposal requesting the indexing of stock options was defeated, with 20,318,783 shares voting for, 167,190,515 shares voting against, 4,856,580 shares abstaining, and 40,962,112 non-votes.

The shareholder proposal requesting the expensing of stock options was approved, with 104,410,216 shares voting for, 80,996,183 shares voting against, 6,959,479 shares abstaining, and 40,962,112 non-votes. This shareholder proposal received a majority of the votes cast. The Company's Board of Directors did not oppose the expensing of stock options in principle, but recommended a vote against this proposal because of the absence of a uniform methodology for the expensing of stock options and the lack of comparability arising from the fact that most large companies were not taking this step. The Board of Directors has considered the shareholders' vote, and has concluded that it is advisable to await the issuance of any final rule by the Financial Accounting Standards Board on the subject before taking any action.

The shareholder proposal requesting the adoption of a chemicals policy was defeated, with 10,573,975 shares voting for, 155,897,524 shares voting against, 25,894,379 shares abstaining, and 40,962,112 non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 81.

(b) Reports on Form 8-K.
On April 23, 2003, the Company furnished (not filed) pursuant to Item 12 under Item 9 (in accordance with the interim filing guidance for these Items) the press release and related financial discussion document relating to the results of its first fiscal quarter ended March 31, 2003, which was also filed as an exhibit under Item 7.
---------------------------------------------------------------------

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    July 25, 2003
                                    Robert P. Rozek
                                    Controller
----------------------------------------------------------------------

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules

Exhibit
Number


(10) M.  Martin M. Coyne Agreement dated November 9, 2001.
         (Incorporated by reference to the Eastman Kodak
         Company Annual Report of Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10.)

         Letter, dated July 9, 2003.

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