Form 10-K/A
period 2002-12-31
EASTMAN KODAK CO
filed 2003-09-03
CIK 31235

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

                              AMENDMENT NO. 2

   In response to the Securities and Exchange Commission's periodic review of our filings under the Securities Exchange Act of 1934, the undersigned registrant hereby files Amendment No. 2 to amend the following Items with respect to its Annual Report on Form 10-K for the year ended December 31, 2002:


      1) The registrant has replaced the facing page of the Form 10-K with the current form of Form 10-K to disclose its accelerated filer status and the information within the Form 10-K that was incorporated by reference;

      2) The registrant has amended Item 1, "Business," to: (1) include the required disclosure with respect to access to its filings on its website; and (2) disclose the significance of its digital minilab agreement to the Photography segment;

      3) The registrant has amended Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations," to: (1) exclude the adjusted net earnings non-GAAP information from the "Summary" disclosure to comply with Item 10 of Regulation S-K and (2) disclose the impacts of the registrant's acquisition of ENCAD, Inc. on the Commercial Imaging segment's 2002 net worldwide sales and gross profit within the "2002 Compared with 2001 Results of Operations - Continuing Operations" disclosure;

      4) The registrant has amended Item 11 to revise the Executive Compensation Table;

      5) The registrant has amended Item 12 to include the information required by Regulation S-K Item 201(d);

      6)  The registrant has amended Item 14, "Controls and
          Procedures," to revise the language to be in accordance with the SEC's final adoption rules, "Management Assessment of Internal Controls."

      7) The registrant has amended Item 15, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" to: (1) revise the language in its certifications that are filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "302 Certifications"), as now reflected in Exhibits 99.1 and 99.2, to be in accordance with the SEC's final adopting rules, "Management Assessment of Internal Controls;" (2) revise the Form reference and date in its 302 Certifications and in its certifications that are filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and as reflected in Exhibits 99.3 and 99.4, as a result of the amendment of the Form 10-K; (3) revise Exhibit 12, "Statement Re Computation of Ratio of Earnings to Fixed Charges"; (4) revise its Form 10-K filing to set forth each of the required exhibits under a separate header and "EX" document tag in its electronic filing; and (5) revise the "Index to Exhibits" to reflect the aforementioned changes for the 302 Certifications and to remove the page references to the exhibits that have been given separate headers and "EX" document tags, as described above.


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

Date:  September 3, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.
Yes    X            No
                                                            1 CONTINUED

At December 31, 2002 285,933,179 shares of Common Stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the New York Stock Exchange at March 13, 2003) of the voting stock held by nonaffiliates was approximately $8.3 billion.


                    DOCUMENTS INCORPORATED BY REFERENCE

                           PART III OF FORM 10-K

The following information was incorporated by reference from the 2003 Annual Meeting and Proxy Statement:

Item 10(a) - DIRECTORS OF THE REGISTRANT

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

Marketing and Competition. The Company's strategies in the consumer imaging business are to extend the benefits of film and to drive outputs in all forms. Traditional products and services for the consumer are sold direct to retailers and through distributors throughout the world. Price competition continues to exist in all marketplaces. To mitigate the impacts of price competition, the Company has been successful in moving consumers up to higher value films and one-time-use cameras. To be more cost competitive with respect to one-time-use cameras, the Company is moving a large portion of its manufacturing to China. In extending the benefits of film and driving output in all forms, the Company introduced its high definition film in December 2002. Some digital substitution has occurred, primarily in the U.S. and Japan, as a number of consumers have begun to use digital cameras. While this substitution to date has had only an impact on the Company's film and paper sales, and processing services in the U.S., the Company has sought to offset this by providing its own digital products, digitization services and output services. During 2002, the Company introduced its Kodak PerfectTouch branded digital processing services. This service is expected to further the Company's strategies of expanding the benefits of film and driving output in all forms by providing high quality, branded output. The Company is beginning to realize the potential for significant growth in the sale of sensitized products outside the U.S., particularly in emerging markets including Russia, India and China, where the Company has expanded the number of outlets for Kodak products. The Company also has photofinishing laboratories throughout the world and supplies photographic papers and chemicals to other entities that provide photofinishing services. The Company's primary laboratories provide consumers the opportunity to receive film images in digital form, either through Kodak Picture CD or the Company's retail online partners. The Company has entered into a global supply agreement with one of the world's leading suppliers of minilabs in order to accelerate Kodak's participation in the rapidly growing market for digital minilabs used for on-site photo processing. However, given the volume of other supply arrangements that the Company enters into in the normal course of business, the global supply agreement for digital minilabs is not material in and of itself.

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

Environmental protection is further discussed in the Management
Discussion and Analysis of Financial Condition and Results of
Operations, and Notes to Financial Statements.
-----------------------------------------------------------------------

EMPLOYMENT

At the end of 2002, the Company employed approximately 70,000 people, of whom approximately 39,000 were employed in the U.S.
-----------------------------------------------------------------------

AVAILABLE INFORMATION

Eastman Kodak Company makes available free of charge through its website, at www.Kodak.com/go/arp, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission.
-----------------------------------------------------------------------

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

DETAILED RESULTS OF OPERATIONS

Net Sales from Continuing Operations by Reportable Segment and All Other

(in millions)                    2002   Change     2001   Change    2000

Photography
  Inside the U.S.             $ 4,034    -10%   $ 4,482    -10%   $4,960
  Outside the U.S.              4,968    + 1      4,921    - 7     5,271
                              -------    ---    -------    ---   -------
Total Photography               9,002    - 4      9,403    - 8    10,231
                              -------    ---    -------    ---   -------
Health Imaging
  Inside the U.S.               1,088      0      1,089    + 2     1,067
  Outside the U.S.              1,186    + 1      1,173    + 2     1,153
                              -------    ---    -------    ---   -------
Total Health Imaging            2,274    + 1      2,262    + 2     2,220
                              -------    ---    -------    ---   -------
Commercial Imaging
  Inside the U.S.                 818      0        820    +15       715
  Outside the U.S.                638    + 1        634    -10       702
                              -------    ---    -------    ---   -------
Total Commercial Imaging        1,456      0      1,454    + 3     1,417
                              -------    ---    -------    ---   -------
All Other
  Inside the U.S.                  53    -22         68      0        68
  Outside the U.S.                 50    +19         42    -28        58
                              -------    ---    -------    ---   -------
Total All Other                   103    - 6        110    -13       126
                              -------    ---    -------    ---   -------
Total Net Sales               $12,835    - 3%   $13,229    - 5%  $13,994
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

Net worldwide sales for inkjet products were a contributor to the net increase in Commercial Imaging sales as these revenues increased 175% in 2002 as compared with 2001. The increase in sales was attributable to the 2002 acquisition of ENCAD, Inc., which represented approximately 5% of total net worldwide Commercial Imaging segment sales for 2002 and virtually all of the 175% increase in sales of inkjet products. The acquisition of ENCAD has improved the Company's channel to the inkjet printer market.

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

Gross profit for the Commercial Imaging segment for 2002 decreased slightly from $451 million for 2001 to $449 million for 2002. The gross profit margin was 30.8% for 2002 as compared with 31.0% for 2001. The gross profit margin remained relatively flat due to declines related to price/mix, which reduced margins by approximately 1.9 percentage points. These declines were offset by productivity/cost improvements, which increased margins by approximately 1.9 percentage points. ENCAD comprised approximately 3% of the gross profit dollars for 2002 and contributed to the year-over-year decrease in the gross profit margin percentage.

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


PHOTOGRAPHY
-----------
Net worldwide sales for the Photography segment were $9,403 million for 2001 as compared with $10,231 million for 2000, representing a decrease of $828 million, or 8% as reported, or 5% excluding the negative net impact of exchange. The decrease in Photography sales was driven by declines in consumer, entertainment origination and professional film products, consumer and professional color paper, photofinishing revenues and consumer and professional digital cameras.

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

In the third quarter of 2002, the Company reversed $12 million of the $217 million in severance charges due primarily to higher rates of attrition than originally expected, lower utilization of training and outplacement services by terminated employees than originally expected and termination actions being completed at an actual cost per employee that was lower than originally estimated. As a result, approximately 275 fewer people will be terminated, including approximately 200 service and photofinishing, 50 manufacturing and 25 administrative. Total employee terminations from the Fourth Quarter, 2001 restructuring actions are now expected to be approximately 4,225.

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

Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties. Based upon information presently available, such future costs are not expected to have a material effect on the Company's competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.
-----------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. The Company is required to adopt SFAS 143 effective January 1, 2003. The Company is currently in the process of evaluating the potential impact that the adoption of the recognition provisions of SFAS 143 will have on its consolidated financial position and results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For VIE created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. See Note 6, "Investments," for these disclosures. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.
---------------------------------------------------------------------

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

Any forward-looking statements in this report should be evaluated in light of these important risk factors.
-----------------------------------------------------------------------

MARKET PRICE DATA
                          2002                           2001
Price per
share:              High          Low              High          Low

1st Quarter        $34.30       $25.58            $46.65       $38.19
2nd Quarter         35.49        28.15             49.95        37.76
3rd Quarter         32.36        26.30             47.38        30.75
4th Quarter         38.48        25.60             36.10        24.40
------------------------------------------------------------------------

SUMMARY OF OPERATING DATA

A summary of operating data for 2002 and for the four years prior is shown on page 149 of the Company's Form 10-K for the year ended
December 31, 2002 as originally filed on March 14, 2003.
-----------------------------------------------------------------------

                                 PART III

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Annual Payments

Non-employee directors receive:

      - $65,000 as a retainer, at least half of which must be taken in stock or deferred into stock units;

      - 2,000 stock options; and

      - reimbursement of out-of-pocket expenses for the meetings they attend.

The employee director receives no additional compensation for serving on the Board.

A change in the timing of the annual stock option grant to the non-employee directors was approved by the Board of Directors in October 2002. In order for it to coincide with the Company's annual management stock option grant, this grant will now be made in the fourth quarter, rather than the first quarter, of each year. As a result of this change, two grants were made in 2002; one in January 2002 and the other in November 2002. The next stock option grant to the Company's non-employee directors will be awarded in the fourth quarter of 2003.

Mr. Braddock will receive a retainer of $100,000 per year for his services as presiding director in addition to his annual retainer as a director.

Deferred Compensation

Non-employee directors may defer some or all of their compensation into a phantom Kodak stock account or into a phantom interest-bearing account. Four current directors deferred compensation in 2002. In the event of a change in control, the amounts in the phantom accounts will generally be paid in a single cash payment.

Life Insurance

The Company provides $100,000 of group term life insurance to each non-employee director. This decreases to $50,000 at retirement or age 65, whichever occurs later.

Charitable Award Program

This program, which was closed to new participants effective January 1, 1997, provides for a contribution by the Company of up to $1,000,000 following a director's death to a maximum of four charitable institutions recommended by the director. The individual directors derive no financial benefits from this program. It is funded by self-insurance and joint life insurance policies purchased by the Company. Mr. Braddock and Gov. Collins continue to participate in the program.

Compensation of Named Executive Officers

The individuals named in the following
table are the Company's Chief Executive
Officer and the four other named
executive officers under Section
229.402(a)(3)of Volume 17 of the Code of
Federal Regulations during 2002.  The
figures shown include both amounts paid
and amounts deferred.

SUMMARY COMPENSATION TABLE

                                   Annual Compensation                 Long-Term Compensation
                                                           Awards                            Payouts
                                                      Other                     Securities
Name and                                              Annual    Restricted      Underlying   LTIP     All Other
Principal                                             Compen-      Stock         Options/   Payouts    Compen-
Position              Year    Salary      Bonus(a)    sation(b)   Awards(c)       SARs(d)     (e)     sation(f)
-------------------------------------------------------------------------------------------------------------
D. A. Carp            2002  $1,030,769  $2,327,325    $26,030   $4,249,010       175,000    $ -     $      -
Chairman & CEO        2001   1,000,000     507,500     25,695    2,968,751       410,000      -            -
                      2000   1,000,000     598,500         --           --       100,000      -            -
-------------------------------------------------------------------------------------------------------------
R. H. Brust           2002     635,828     669,240         --      424,162        42,000      -      487,768
Exec. V. P. & CFO     2001     585,003     151,200         --      430,414        78,000      -      827,923
                      2000     492,764     225,720         --      467,542       228,000      -        1,269
-------------------------------------------------------------------------------------------------------------
M. M. Coyne           2002     719,692     889,746     20,953      291,332        36,000      -            -
Exec. V. P.           2001     667,984     176,400         --      553,447        95,000      -            -
                      2000     449,449     400,075         --      409,375       146,000      -            -
-------------------------------------------------------------------------------------------------------------
M. P. Morley          2002     491,154     864,800         --      368,669        35,000      -            -
Exec. V. P. & CAO     2001     466,095     136,000         --      430,414        42,000      -            -
                      2000     393,186     184,680         --           --        73,000      -            -
-------------------------------------------------------------------------------------------------------------
D. P. Palumbo         2002     514,154     517,195         --      365,915       169,443      -       32,055
Sr. V. P.             2001     490,384     132,680         --      461,070        36,400      -       30,547
                      2000     353,346     154,465         --      310,000       120,000      -       50,048
-------------------------------------------------------------------------------------------------------------

(a) This column shows Executive Compensation for Excellence and Leadership Plan (EXCEL), and its predecessor, Management Variable Compensation Plan, awards for services performed, not paid, in each year indicated. For M. P. Morley for 2002, the amount also includes a retention bonus of $370,000 paid under his March 13, 2001 retention agreement.

(b) Where no amount is shown, the value of personal benefits provided was less than the minimum amount required to be reported. For D. A. Carp, the amounts shown in this column represent tax payments made by the Company relating to his use of Company transportation. The Company requires D. A. Carp to use Company transportation for security reasons. For M. M. Coyne, the amount shown in this column represents tax payments made by the Company relating to his use of Company transportation and other Company paid travel expenses.

(c) The awards shown represent grants of restricted stock or restricted stock units valued as of the date of grant. Dividends are paid on the restricted shares and restricted units as and when dividends are paid on Kodak common stock. The restrictions on the awards granted under the Executive Incentive Program lapse on December 31, 2003.

      D. A. Carp - For 2002, 100,000 shares granted as a retention based award, valued on December 2, 2002 at $36.73 per share and 18,611 shares awarded under the Executive Incentive Program, valued on February 18, 2003 at $30.95 per share. For 2001, 20,000 shares granted in recognition of his election as Chairman, valued on January 12, 2001, at $40.875 per share and 52,630 shares granted in substitution of, and not in addition to, the stock option grants the named executives would otherwise have received in January 2001 under the management stock option program, valued on January 16, 2001, at $40.875 per share.

      R. H. Brust - For 2002, 5,000 shares granted as a retention based award, valued on December 2, 2002 at $36.73 per share and 7,771 shares awarded under the Executive Incentive Program, valued on February 18, 2003 at $30.95 per share. For 2001, 10,530 shares granted in substitution of, and not in addition to, the stock option grants the named executives would otherwise have received in January 2001 under the management stock option program, valued on January 16, 2001, at $40.875 per share. For 2000, 11,625 shares granted as a signing bonus valued on January 3, 2000, at $40.2187 per share.

      M. M. Coyne - For 2002, 9,413 shares awarded under the Executive Incentive Program, valued on February 18, 2003 at $30.95 per share. For 2001, 13,540 shares granted in substitution of, and not in addition to, the stock option grants the named executives would otherwise have received in January 2001 under the management stock option program, valued on January 16, 2001, at $40.875 per share. For 2000, 10,000 shares granted in recognition of his appointment as Group Executive of the Photography Group, valued on October 2, 2000 at $40.9375.

      M. P. Morley - For 2002, 5,000 shares granted as a retention based award, valued on December 2, 2002 at $36.73 per share and 5,978 shares awarded under the Executive Incentive Program, valued on February 18, 2003 at $30.95 per share. For 2001, 10,530 shares granted in substitution of, and not in addition to, the stock option grants the named executives would otherwise have received in January 2001 under the management stock option program, valued on January 16, 2001, at $40.875 per share.

      D. P. Palumbo - For 2002, 5,000 shares granted as a retention based award, valued on December 2, 2002 at $36.73 per share and 5,889 shares awarded under the Executive Incentive Program, valued on February 18, 2003 at $30.95 per share. For 2001, 11,280 shares granted in substitution of, and not in addition to, the stock option grants the named executives would otherwise have received in January 2001 under the management stock option program, valued on January 16, 2001, at $40.875 per share. For 2000, 5,000 shares granted in recognition of his appointment as President, Consumer Imaging, valued on September 11, 2000, at $62.00 per share.

      The total number and value of restricted stock held as of December 31, 2002 for each named individual (valued at $35.04 per share) were: D. A. Carp - 208,706 shares - $7,313,058 (includes 25,000 shares awarded in 2002, but granted on 01/01/03); R. H. Brust - 27,155 shares - $951,511; M. M. Coyne - 25,180 shares - $742,147;
      M. P. Morley - 35,857 shares - $1,256,429; D. P. Palumbo - 18,780 shares - $658,051.

(d) On August 26, 2002, D. P. Palumbo received stock options to purchase 133,043 shares under the Stock Option Exchange Program. The remaining amounts for 2002 represent grants made in the fourth quarter of 2002 under the management stock option program. For
      D. A. Carp for 2001, the amount includes a grant of stock options to purchase 160,000 shares in recognition of his election as Chairman.

(e) No awards were paid for the periods 2000-2002, 1999-2001, and 1998-2000 under the Performance Stock Program.

(f) For R. H. Brust for 2002, the amount represents $446,400 of principal and interest forgiven in connection with the loan from the Company as described on page 95 of the Proxy and $41,639 as the Company contribution to the cash balance feature of the Kodak Retirement Income Plan; for 2001 the amount represents $786,300 of principal and interest forgiven in connection with the loan and $41,623 as the Company contribution to the cash balance feature.
      For D. P. Palumbo the amounts represent Company contributions to the cash balance feature of the Kodak Retirement income Plan in the years indicated.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants

-------------------------------------------------------------------------------------------
                 Number of         Percentage
                Securities         of Total
                Underlying        Options/SARs
                 Options/          Granted to        Exercise or                Grant Date
                   SARs             Employees        Base Price     Expiration    Present
Name             Granted          in Fiscal Year      Per Share       Date       Value(c)
-------------------------------------------------------------------------------------------
D. A. Carp       175,000(a)         .00868             $36.66       11/21/12     $1,438,500
-------------------------------------------------------------------------------------------
R. H. Brust       42,000(a)         .00208              36.66       11/21/12        345,240
-------------------------------------------------------------------------------------------
M. M. Coyne       36,000(a)         .00179              36.66       11/21/12        295,920
-------------------------------------------------------------------------------------------
M. P. Morley      35,000(a)         .00174              36.66       11/21/12        287,700
-------------------------------------------------------------------------------------------
D. P. Palumbo     36,400(a)         .00181              36.66       11/21/12        299,208
                 133,043(b)         .00660              31.30    5/18/07-11/15/11   796,928
-------------------------------------------------------------------------------------------

(a) These options were granted in November 2002 under the management stock option program. Termination of employment, for other than death or a permitted reason, prior to the first anniversary of the grant date results in forfeiture of the options. Thereafter, termination of employment prior to vesting results in forfeiture of the options unless the termination is due to retirement, death, disability or an approved reason. Vesting accelerates upon death. One third of the options vest on each of the first three anniversaries of the date of grant.

(b) These options were granted to D. P. Palumbo on August 26, 2002, under the Stock Option Exchange Program; they expire on the following dates: 733 on May 18, 2007; 2,500 on February 11, 2008;
      69 on March 12, 2008; 4,700 on April 1, 2008; 390 on March 11, 2009;
      8,251 on March 31, 2009; 13,333 on February 29, 2010; 66,667 on
      October 1, 2010, and 36,400 on November 15, 2011.

(c) The present value of these options was determined using the Black-Scholes model of option valuation in a manner consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." For the options granted in November 2002 under the management stock option program, the following weighted-average assumptions were used: risk-free interest rate - 3.8%, expected option life - 7 years, expected volatility - 34%, and expected dividend yield -5.76%. For the options granted under the Stock Option Exchange Program, the following weighted-average assumptions were used: risk-free interest rate - 2.9%, expected option life - 4 years, expected volatility - 37%, and expected dividend yield - 5.76%.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

----------------------------------------------------------------------------------------
                                                  Number of             Value of
                                                 Securities           Unexercised
                                                 Underlying           In-the-Money
                                                 Unexercised          Options/ SARs
                                                 Options/SARs           at Fiscal
                                                  at Fiscal             Year-End*
                   Number                         Year-End                Value
                 Of Shares                 ---------------------------------------------
                Acquired on      Value      Exercis-    Unexer-     Exercis-    Unexer-
Name              Exercise      Realized      able      cisable       able      cisable
----------------------------------------------------------------------------------------
D. A. Carp          7,638       $15,757     891,086     528,590     $477,023    $954,046
----------------------------------------------------------------------------------------
R. H. Brust             -             -     184,622     163,378      148,831     298,109
----------------------------------------------------------------------------------------
M. M. Coyne         2,630         6,188     231,473     161,389      181,269     362,538
----------------------------------------------------------------------------------------
M. P. Morley            -             -     259,671      95,696       80,140     160,520
----------------------------------------------------------------------------------------
D. P. Palumbo           -             -      70,977      98,466      265,454     232,127
----------------------------------------------------------------------------------------

 *  Based on the closing price on the New York Stock Exchange -
    Composite Transactions of the Company's common stock on December 31, 2002, of $35.04 per share.

TEN-YEAR OPTION/SAR REPRICINGS

The table below lists certain information regarding our executive officers that elected to participate in our Stock Option Exchange Program, which you approved at a Special Meeting on January 25, 2002. Even though our Stock Option Exchange Program was not a "repricing" under GAAP, we are, nevertheless, required to provide this information. Under the Program, all of our employees, excluding our then six most senior executive officers, were given a one-time opportunity to exchange all of their then current options for proportionately fewer options at a new exercise price. The only named executive officer eligible to participate in the Program was Mr. Palumbo. He was not one of our six most senior executive officers at the time the Program was offered. More information about the Program can be found on page 113 in the Report of the Executive Compensation and Development Committee.

                                  Number of                                               Length of
                                 Securities      Market Price    Exercise                  Original
                                 Underlying      of Stock at     Price at                 Option Term
                                Options/SARs       Time of       Time of        New       Remaining at
                                Repriced or      Repricing or  Repricing or   Exercise       Date of
                                  Amended         Amendment     Amendment      Price      Repricing or
Name                Date           (#)(a)            ($)          ($)(b)        ($)       Amendment (c)
--------------------------------------------------------------------------------------------------------
M. P. Benard      8/26/02          56,068           $31.30        $54.12     $31.30       69 months
  Vice President
R. L. Berman      8/26/02          49,923           $31.30        $45.93     $31.30       92 months
  Vice President
C. S. Brown, Jr.  8/26/02         120,489           $31.30        $51.08     $31.30       75 months
  Senior Vice
  President
C. E. Gustin, Jr. 8/26/02         125,197           $31.30        $55.38     $31.30       66 months
  Senior Vice
  President
C. A. Marchetto   8/26/02          58,701           $31.30        $45.10     $31.30       96 months
  Senior Vice
  President
D. P. Palumbo     8/26/02         133,043           $31.30        $44.29     $31.30      100 months
  Senior Vice
  President
E. G. Rodli       8/26/02          60,501           $31.30        $40.48     $31.30      103 months
  Senior Vice
  President
R. P. Rozek       8/26/02          21,967           $31.30        $35.07     $31.30      109 months
  Controller
W. C. Shih        8/26/02         104,700           $31.30        $51.21     $31.30       89 months
  Senior Vice
  President
K. A. Smith-
 Pilkington       8/26/02          48,867           $31.30        $48.36     $31.30       90 months
  Senior Vice
  President
J. C. Stoffel     8/26/02          82,581           $31.30        $49.36     $31.30       89 months
  Senior Vice
  President
G. P. Van
 Graafeiland      8/26/02         114,226           $31.30        $52.73     $31.30       66 month
  Senior Vice
  President

(a) The amounts shown are the aggregate numbers of shares underlying the options granted to the executive officers under the Stock Option Exchange Program.

(b) The amounts shown are the weighted averages of the exercise prices at the time of the exchange of the options granted to the executive officers under the Stock Option Exchange Program.

(c) The amounts shown are the weighted average number of months remaining in the option terms of the options granted to the executive officers under the Stock Option Exchange Program.

Report of the Executive Compensation and Development Committee

ROLE OF THE COMMITTEE

The Executive Compensation and Development Committee, as of December 31, 2002, was made up of four independent members of the Board of Directors. The Committee members are neither employees nor former employees of the Company. The principal functions of the Committee include:

      - periodically reviewing and approving the Company's executive compensation strategy and principles to ensure that they are aligned with the Company's business strategy and objectives, shareholder interests, desired behaviors and corporate culture;

      - periodically reviewing the Company's executive compensation plans to ensure that they are consistent with the Company's executive compensation strategy and principles;

      - reviewing and approving the adoption of, and changes to, the Company's executive compensation and its equity-based
          Compensation plans;

      - overseeing the administration of the Company's executive compensation plans;

      - annually reviewing and approving the goals and objectives relevant to the compensation of the CEO, evaluating the CEO's performance in light of these goals and objectives, and setting the CEO's individual elements of total compensation based on this evaluation;

      - overseeing the compensation of the Company's executive officers;

      - reviewing the process and plans for the assessment and selection of candidates for the positions of CEO and President; and

      - periodically reviewing the Company's executive staffing plan for meeting present and future leadership needs.

To help it perform its functions, the Committee makes use of Company resources and periodically uses the services of outside compensation consultants. In the past, the Company alone has retained the services of such consultants. In order to play a more significant role in the selection and engagement of these consultants, the Committee recently revised its policy concerning the use of outside compensation consultants. As a result of this change, the Committee will retain the services of outside consultants to assist in the fulfilling of its responsibilities.

EXECUTIVE COMPENSATION PHILOSOPHY

The goal of the Company's executive compensation program is to attract, retain and motivate world-class executive talent to achieve the Company's short- and long-term business goals. Towards this end, the Company's executive compensation strategy leverages all elements of market competitive total compensation to drive profitable growth and superior long-term shareholder value consistent with the Company's values. Plan design and performance-based differentiation are designed to drive extraordinary rewards for outstanding performance.

Consistent with this strategy, the following principles provide a framework for the Company's executive compensation program:

      - total target compensation for executives should be market competitive. Market competitive is defined as the 50th percentile with differences where warranted;

      - the mix of total compensation elements will reflect competitive market requirements and strategic business needs;

      - a significant portion of each executive's compensation should be at risk, the degree of which will positively correlate to the level of the executive's responsibility;

      - compensation is linked to both qualitative and behavioral expectations, and key operational and strategic metrics;

      - interests of executives are linked with the Company's owners through stock ownership; and

      - executive compensation will be differentiated on the following bases:

            -  base salaries - on relative responsibility,

            -  short-term variable elements - on performance, and

            - long-term variable elements - on performance and potential.

EXECUTIVE COMPENSATION PRACTICES

Each year, the Company participates in surveys conducted by external consultants. The companies included in these surveys are those the Company competes with for executive talent. Most, but not all, of these companies are included in the Dow Jones Industrial Index shown in the Performance Graph on page 100. Starting in 2002, the Company also began measuring the competitiveness of its executive compensation program against a comparison group of approximately 15 other leading companies, referred to in this Report as the "Peer Group." The following criteria was used to select the Peer Group: market capitalization, revenue, consumer/commercial/hi-tech mix, mix of high growth and steady growth companies, similar industry and data availability. The data received from the Peer Group is size adjusted so proper comparisons may be drawn. Based on the survey data and Peer Group results and consistent with the Company's executive compensation principles, the target compensation of the Company's senior executives is set at market competitive levels.

In the summer of 2002, the Committee conducted an in depth analysis of the compensation it pays to its executive officers. With the assistance of the Company and an independent compensation consultant, the market competitiveness of each of the three components of executive compensation paid to its executive officers, i.e., base salary, target short-term variable pay and long-term incentives, was evaluated. The results of this study reveal that the base salary and target short-term variable pay paid to the Company's executive officers is market competitive. With regard to the long-term incentive compensation paid to the Company's executive officers, the study found that this component was also market competitive due in significant part to the adoption of the Executive Incentive Program described later in this Report and awards of restricted stock to selected executive officers.

COMPONENTS OF EXECUTIVE COMPENSATION PROGRAM

The three components of the Company's executive compensation program are:

   -   base salary,
   -   short-term variable pay, and
   -   long-term incentives.

Base Salary

Base salary is the only fixed portion of an executive's compensation. Each executive's base salary is reviewed annually based on the executive's relative responsibility.

Short-Term Variable Pay

Effective January 1, 2002, Kodak implemented EXCEL (Executive Compensation for Excellence and Leadership), a new executive assessment and short-term variable pay plan for its executives. Three key principles underlie EXCEL: alignment, simplicity and discretion. Alignment to Company objectives is achieved through the two performance metrics used to fund the plan: revenue growth and economic profit. The inclusion of revenue growth as a performance metric emphasizes the Company's need for sustained profitable growth. The use of economic profit stresses the continuing need for earnings growth and balance sheet management. Simplicity is accomplished through ease of plan administration. Under EXCEL, each participant has 3-4 key performance goals. Discretion, the third key principle, may be used to adjust the size of the plan's funding pool, modify the funding pool's allocation to the Company's units, and determine the performance and rewards of the plan's participants.

Participants in EXCEL are assigned target awards for the year based on a percentage of their base salaries as of the end of that year. This percentage is determined by the participant's wage grade. For 2002, target awards ranged from 25% of base salary, to 155% of base salary for the CEO.

Each year the Compensation Committee establishes a performance matrix for the year based on the plan's two performance metrics of revenue growth and economic profit. This matrix determines the percentage of the plan's target corporate funding pool that will be earned for the year based on the Company's actual performance against these two metrics. The target corporate funding pool is the aggregate of all participants' target awards for the year. Under the performance matrix, the corporate funding pool will fund at 100% if target performance for each performance metric is met.

The Compensation Committee may use its discretion to adjust (upward or downward) the amount of the corporate funding pool for any year. Examples of situations where the Compensation Committee may choose to exercise this discretion include unanticipated economic or market changes, extreme currency exchange effects, management of significant workforce issues, significant changes in investable cash flow, inventory turns, receivables, or capital expenditures, or dramatic shifts in customer satisfaction.

The CEO allocates the corporate funding pool among the Company's units. Each business unit has its own targets for revenue growth and economic profit for the year. Actual performance against these targets accounts for 75% of the business unit's allocation. The remaining 25% is determined based on overall Company performance for the year measured against the Company's revenue growth and economic profit targets.

Within each staff, regional, functional, and business unit, local senior management allocates the unit's funds to its participants based on each participant's individual performance.

In 2002, Kodak substantially beat its performance target for economic profit. In terms of revenue, Kodak exceeded its threshold performance goal and came close to achieving its performance target in 2002. As a result of these strong results, EXCEL's corporate funding pool funded at a level sufficient to pay out at a 143% of target level under the performance matrix established for the year.

In fixing the corporate funding pool for the year, the Committee noted that this performance was accomplished despite continuing difficult industry and global economic conditions. The Committee also took into account management's performance in maintaining worldwide film market share, exceeding its 2002 operating cash flow plan by $658 million, satisfying its target inventory and receivables goals for 2002, and effectively managing other discretionary parts of the business. Against these positive results, the Committee also considered management's inability to satisfy its target customer satisfaction goals for the year.

After looking at these extraordinary results, the Committee increased the size of the award pool by 12% so that larger allocations could be made to the Company's units where appropriate. None of the named executive officers, with the exception of Mr. Palumbo, benefited from this adjustment. The Summary Compensation Table on page 74 lists for 2002 the awards to the named executive officers.

Long-Term Incentives

Long-term compensation is delivered through stock options, the Performance Stock Program and restricted stock.

The Company maintains a management stock option program. Stock options encourage the Company's executives to act as owners, which helps to further align their interests with the interests of the Company's shareholders. The Committee generally grants stock options once per year under this program. The options are priced at 100% of the fair market value of the Company's stock on the day of grant. The Company bases target grant ranges on the median survey values of the companies it surveys. Grants to individual executives are then adjusted based in large part on the executive's performance potential. Management recommends the size of the stock option awards to the executive officers which are then reviewed and approved by the Committee.

The Performance Stock Program places a portion of the Company's top executives' long-term compensation at risk. The program measures performance over a three-year period based on the Company's total shareholder return relative to those companies within the Standard & Poor's 500 Composite Price Index. A description of the program, as well as the threshold, target and maximum awards for the named executive officers appears on page 101. Based on the Company's performance over the three-year performance cycle ending in 2002, no awards were paid for this cycle.

To incent the accomplishment of several, specific Company-wide objectives, the Committee approved a one-time, performance-based, long-term award program, i.e., the Executive Incentive Program, under the 2002-2004 cycle of the Performance Stock Program. A description of the Executive Incentive Program appears on page 100. The program contains an interim award opportunity to encourage its participants to achieve the program's goals before year-end 2003. Under this feature, each participant was eligible to receive an interim award equal to 30% of their target award if two pre-established performance goals were achieved by year-end 2002. Since both of these goals were achieved, each program participant received an interim award in the form of restricted shares or units of the Company's common stock, the restrictions on which lapse on December 31, 2003. The interim awards paid to the named executive officers are listed under the column entitled "Restricted Stock Awards" in the Summary Compensation Table on page 74.

>From time to time, the Company grants restricted stock awards to selected executives. These awards are generally made to either (1) induce the recipients to remain with or to become employed by the Company; or (2) recognize exceptional performance.

SHARE OWNERSHIP PROGRAM

The interests of the Company's executives should be inseparable from those of its shareholders. The Company aims to link these interests by encouraging stock ownership on the part of its executives.

One program designed to meet this objective is the Company's share ownership program. Under this program, each senior executive is required to own stock of the Company worth a multiple of their base salary. These multiples range from one times base salary to four times base salary for the CEO.

Today, the program applies to approximately 20 senior executives, all of whom have either satisfied or are on track to satisfy the requirements.

STOCK OPTION EXCHANGE PROGRAM

On November 12, 2001, the Board of Directors approved the Stock Option Exchange Program. The Company's shareholders subsequently approved the plan amendments necessary to implement this program at their Special Meeting on January 25, 2002. Under this program, all of the Company's employees, excluding its six then most senior executive officers, were given a one-time opportunity to exchange all of their current options for a proportionately fewer options at a new exercise price.

The exchange ratio for the program, i.e., how many current options an employee had to surrender in order to receive one new option, was based on the Black-Scholes option valuation model. Using this model, the value of each option was determined both before and after the exchange. For purposes of determining current value, the Company used 90% of an option's current Black-Scholes value. These values were then compared to determine an appropriate exchange ratio based on the current option's existing exercise price. While some options were exchanged on a one-for-one basis, in the vast majority of cases, an employee exchanged two or three existing options for a single new one.

The exercise price of the new options was $31.30, the mean between the high and low trading price at which the Company's common stock traded on August 26, 2002, the date the new options were granted. All of the new options had the same vesting terms as the surrendered options they replaced. Each new option also had a term equal to the remaining term of the option it replaced. The other terms and conditions of the new options were generally identical to the surrendered options they replaced.

The only named executive officer eligible to participate in the program was Mr. Palumbo. He was not one of the Company's six most senior executive officers at the time the program was offered. The table on page 99, entitled "Ten-Year Option/SAR Repricing," describes the number of options Mr. Palumbo, as well as all of the other executive officers who elected to participate in the program, received as a result of the exchange.

CHIEF EXECUTIVE OFFICER COMPENSATION

The Committee determined Mr. Carp's compensation for 2002 in line with the executive compensation philosophy and practices described above in this Report. Mr. Carp's compensation for 2002 is described below:

Base Salary

The Committee increased Mr. Carp's base salary to $1,100,000 effective May 5, 2003. Consistent with the Company's executive compensation policy, the Committee established Mr. Carp's new base salary based on his relative responsibility. Mr. Carp's new base salary is market competitive when viewed in comparison to the survey data and Peer Group data mentioned earlier in this Report. To preserve the Company's deductibility of all of Mr. Carp's base salary for U.S. income tax purposes, payment of $100,000 of his base salary will not be made until after his retirement from the Company.

Short-Term Variable Pay

Mr. Carp's short term variable pay, like that of all the Company's other executives, is payable based upon the successful attainment of specific financial goals established by the Committee at the start of each year under its short-term variable pay plan, EXCEL. For 2002, these financial goals were based on revenue growth and economic profit. As reported earlier, the Company significantly exceeded its economic profit goal for the year and nearly achieved its revenue goal. Based on these strong results, the plan's performance matrix provided for funding at a level sufficient to pay out at 143% of target. The Committee also considered Mr. Carp's performance against his key EXCEL performance goals. The Committee noted Mr. Carp's strong performance against his diversity and leadership excellence goals, generally good results with regard to his strategy and development execution goals, and inability to fully achieve his customer satisfaction goals. Based on these results, the Committee fixed Mr. Carp's 2002 award at level equal to what was generated by the performance matrix under EXCEL. The amount of the award is listed in the Summary Compensation Table on page 74.

Stock Options

Effective November 22, 2002, the Committee granted a stock option award to Mr. Carp of 175,000 shares. These options were granted under the same terms and conditions as awards made to all executives generally under the Company's management stock option program. Mr. Carp's award was approved by the Committee based on its review of benchmark data and assessment of the contributions Mr. Carp has made, and continues to make, to the Company.

Performance Stock Program

Based on the Company's financial performance over the three-year period ending in 2002, Mr. Carp did not receive an award for the 2000-2002 performance cycle. As reported previously, Mr. Carp did receive an interim award under the Executive Incentive Plan, a special program established under the 2002-2004 performance cycle. The interim award earned by Mr. Carp is listed under the column entitled "Restricted Stock Awards" in the Summary Compensation Table on page 74.

Restricted Stock Unit Award

In November 2002, the Company approved a retention-based award to Mr. Carp consisting of restricted stock units corresponding to 100,000 shares of common stock. Effective December 2, 2002, 75,000 of these units were awarded; the remaining 25,000 units were awarded effective January 1, 2003. All of the units vest on the third anniversary of the date of grant, but payment for the units may not be received before the fourth anniversary of the date of grant. The award is listed in the Summary Compensation Table on page 74 under the column entitled "Restricted Stock Awards."

COMPANY POLICY ON QUALIFYING COMPENSATION

Under Section 162(m) of the Internal Revenue Code, the Company may not deduct certain forms of compensation in excess of $1,000,000 paid to any of the named executive officers that are employed by the Company at year-end. The Committee believes that it is generally in the Company's best interests to have compensation be deductible under Section 162(m). The Committee also feels, however, that there may be circumstances in which the Company's interests are best served by maintaining flexibility regardless of whether compensation is fully deductible under Section 162(m).

      Richard S. Braddock, Chair
      Timothy M. Donahue
      Durk I. Jager
      Hector de J. Ruiz


LONG-TERM INCENTIVE PLAN

Each February the Executive Compensation and Development Committee approves a three-year performance cycle under the Performance Stock Program. Participation in the program is limited to selected senior executives. The program's performance goal is total shareholder return equal to at least that earned by a company at the 50th percentile in terms of total shareholder return within the Standard & Poor's 500 Composite Stock Price Index.

After the close of a cycle, the Committee calculates the percentage earned of each participant's target award. No awards are paid unless the performance goal is achieved. Fifty percent of the target award is earned if the performance goal is achieved. One hundred percent is earned if total shareholder return for the cycle equals that of a company at the 60th percentile within the Standard & Poor's 500 Composite Stock Price Index.

The Committee has the discretion to reduce or eliminate the award earned by any participant based upon any criteria it deems appropriate. Awards are paid in the form of restricted stock, which restrictions lapse at age 60. The table below shows the threshold (i.e., attainment of the performance goal), target and maximum number of shares for the named executive officers for each cycle. No awards were earned for the 2000-2002 performance cycle as shown in the "LTIP Payouts" column of the Summary Compensation Table on page 74.

The Executive Compensation and Development Committee approved a performance-based, long-term award program, i.e., the Executive Incentive Program, under the 2002-2004 cycle of the Performance Stock Program. The purposes of this one-time program are to increase by year-end 2003 investable cash flow and the financial performance of certain strategic product groups. In this regard, certain target and threshold performance goals were established by the Committee based on these two metrics for the two-year period commencing January 1, 2002, and ending December 31, 2003.

Awards under the Executive Incentive Program will be coordinated with awards received under the 2002-2004 performance cycle of the Performance Stock Program. As a result, any award earned by a participant under the 2002-2004 performance cycle of the Performance Stock Program will be reduced by the amount of any award earned by the participant under the Executive Incentive Program.

Participation in the Executive Incentive Program is limited to 18 selected key executive officers, including the five named executive officers. Each participant's target award under the program is 75% of the participant's total target annual compensation (annual base salary plus target EXCEL award) expressed in the form of shares of common stock based on a March 8, 2002, stock price of $32.37 per share. Any awards earned under the program will be paid in the form of the Company's common stock.

In order to encourage strong performance against the program's two metrics in 2002, participants were given the opportunity to earn a portion of their target award after the first year of the program's two-year performance cycle. Payment of this interim award was based on achieving certain pre-established interim goals by year-end 2002. Each participant was eligible for an interim award equal to 30% of his or her target award under the program. The interim awards were payable in the form of restricted shares of the Company's common stock, the restrictions on which lapse at year-end 2003. In determining a participant's award for the entire two-year cycle, any interim award earned by a participant will be subtracted from the award the participant would otherwise receive under the program.

As explained in the Report of the Executive Compensation and Development Committee on page 112, both of the program's interim goals were achieved by year-end 2002. As a result, each program participant received an interim award. The interim awards paid to the named executive officers are included in the amounts shown under the column entitled "Restricted Stock Awards" in the Summary Compensation Table on page 74.

LONG-TERM INCENTIVE PLAN -- AWARDS IN LAST FISCAL YEAR

--------------------------------------------------------------------------------------------------
                                                          Estimated Future Payouts Under
                                   Performance            Non-Stock Price-Based Plans
                                     Or Other     ------------------------------------------------
                  Number of        Period Until
                Shares, Units       Maturation      Threshold        Target        Maximum
Name           or Other Rights      or Payout      # of Shares    # of Shares   # of Shares(b)
--------------------------------------------------------------------------------------------------
D. A. Carp           N/A            2000-2002         10,000          20,000               30,000
                                    2001-2003         10,000          20,000               30,000
                                    2002-2004         10,000          20,000    [62,037]   30,000
--------------------------------------------------------------------------------------------------
R. H. Brust          N/A            2000-2002          2,625           5,250                7,875
                                    2001-2003          2,625           5,250                7,875
                                    2002-2004          2,625           5,250    [25,904]    7,875
--------------------------------------------------------------------------------------------------
M. M. Coyne          N/A            2000-2002          1,813           3,625                5,438
                                    2001-2003          3,400           6,800               10,200
                                    2002-2004          3,400           6,800    [31,376]   10,200
--------------------------------------------------------------------------------------------------
M. P. Morley         N/A            2000-2002          1,813           3,625                5,438
                                    2001-2003          2,625           5,250                7,875
                                    2002-2004          2,625           5,250    [19,926]    7,875
--------------------------------------------------------------------------------------------------
D. P. Palumbo        N/A            2000-2002          N/A(a)          N/A(a)               N/A(a)
                                    2001-2003          1,988           3,975                5,963
                                    2002-2004          1,988           3,975    [19,631]    5,963
--------------------------------------------------------------------------------------------------

(a) D. P. Palumbo did not participate in the 2000-2002 performance cycle of the Performance Stock Program.

(b) The shares in brackets are the named executive officers' target awards under the Executive Incentive Program.

EMPLOYMENT CONTRACTS AND ARRANGEMENTS

DANIEL A. CARP

Effective December 10, 1999, the Company entered into a letter agreement with Mr. Carp providing for his employment as President and Chief Executive Officer. The letter agreement provides for a base salary of $1,000,000, subject to annual adjustment, and a target annual bonus of 105% of his base salary. Mr. Carp's compensation will be reviewed annually by the Executive Compensation and Development Committee. The Executive Compensation and Development Committee approved an increase of Mr. Carp's annual base salary to $1,100,000 effective May 5, 2003. Mr Carp's target award under the Company's variable pay plan will remain at 155% of his base salary.

If the Company terminates Mr. Carp's employment without cause, Mr. Carp will be permitted to retain his stock options and restricted stock. He will also receive severance pay equal to three times his base salary plus target annual bonus and prorated awards under the Company's bonus plans. The letter agreement also provides that for pension purposes, Mr. Carp will be treated as if he were age 55, if he is less than age 55 at the time of his termination, or age 60, if he is age 55 or older but less than age 60, at the time of his termination of employment.

In the event of Mr. Carp's disability, he will receive the same severance pay as he would receive upon termination without cause; except it will be reduced by the present value of any Company-provided disability benefits he receives. The letter agreement also states that upon Mr. Carp's disability, he will be permitted to retain all of his stock options.

ROBERT H. BRUST

The Company employed Mr. Brust under an offer letter dated December 20, 1999, that was amended on November 12, 2001. In addition to the information provided herein and in the Proxy Statement, the amended offer letter provides Mr. Brust a special severance benefit. If, during the first seven years of Mr. Brust's employment, the Company terminates his employment without cause, he will receive severance pay equal to two times his base salary plus target annual bonus. After completing five years of service with the Company, Mr. Brust will be allowed to keep his stock options upon his termination of employment for other than cause.

MARTIN M. COYNE

Effective November 15, 2001, the Company entered into a retention agreement with Mr. Coyne. In addition to the information provided herein and in the Proxy Statement, the letter agreement provides Mr. Coyne a special severance benefit equal to two times his total target annual compensation if he is terminated without cause prior to February 7, 2004. In such event, the letter agreement also requires the Company to recommend to the Executive Compensation and Development Committee that Mr. Coyne be permitted to retain his stock options, restricted stock and awards under the Performance Stock Program. The letter agreement sets Mr. Coyne's target award under the Company's variable pay plan at 85% of his annual base salary.

MICHAEL P. MORLEY

Effective March 13, 2001, the Company entered into a retention agreement with Mr. Morley to encourage him to delay his retirement until at least January 1, 2003. This letter agreement was subsequently amended on December 12, 2002. In addition to the information provided herein and in the Proxy Statement, the letter agreement provided Mr. Morley a retention benefit of $370,000 if he remained employed through December 31, 2002. Twenty thousand dollars of this amount was paid in March 2002, the balance was paid in January 2003. The letter agreement also made Mr. Morley eligible for a severance allowance equal to one times his total target annual compensation, less the amount of any base salary paid to him in 2002, if he was terminated without cause prior to December 31, 2002. The letter agreement required the Company to recommend to the Executive Compensation and Development Committee that Mr. Morley be permitted, upon his termination of employment, to retain his stock options, restricted stock, restricted stock units and awards under the Performance Stock Program.

CHANGE IN CONTROL ARRANGEMENTS

The Company maintains a change in control program to provide severance pay and continuation of certain welfare benefits for virtually all U.S. employees. A "change in control" is generally defined under the program as:

      - the incumbent directors cease to constitute a majority of the Board, unless the election of the new directors was approved by at least two-thirds of the incumbent directors then on the Board;

      - the acquisition of 25% or more of the combined voting power of the Company's then outstanding securities;

      - a merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company or any of its subsidiaries that requires the approval of the Company's shareholders; or

      - a vote by the shareholders to completely liquidate or dissolve the Company.

The purpose of the program is to assure the continued employment and dedication of all employees without distraction from the possibility of a change in control. The program provides for severance payments and continuation of certain welfare benefits to eligible employees whose employment is terminated, either voluntarily with "good cause" or involuntarily, during the two-year period following a change in control. The amount of the severance pay and length of benefit continuation is based on the employee's position. The named executive officers would be eligible for severance pay equal to three times their total target annual compensation. In addition, the named executive officers would be eligible to participate in the Company's medical, dental, disability and life insurance plans until the first anniversary of the date of their termination of employment. The Company's change in control program also requires, subject to certain limitations, tax gross-up payments to all employees to mitigate any excise tax imposed upon the employee under the Internal Revenue Code.

Another component of the program provides enhanced benefits under the Company's retirement plan. Any participant whose employment is terminated, for a reason other than death, disability, cause or voluntary resignation, within five years of a change in control is given credit for up to five additional years of service. In addition, where the participant is age 50 or over on the date of the change in control, up to five additional years of age is given for the following plan purposes:

      -  to determine eligibility for early and normal retirement;

      -  to determine eligibility for a vested right; and

      -  to calculate the amount of retirement benefit.

The actual number of years of service and years of age that is given to such a participant decreases proportionately depending upon the number of years that elapse between the date of a change in control and the date of the participant's termination of employment. If the plan is terminated within five years after a change in control, the benefit for each participant will be calculated as indicated above.

In the event of a change in control which causes the Company's stock to cease active trading on the New York Stock Exchange, the Company's compensation plans will generally be affected as follows:

      - under the Executive Deferred Compensation Plan, each participant will be paid the amount in his or her account;

      - under EXCEL, each participant will be paid a pro rata target award for the year in which the change in control occurs;

      - under the Performance Stock Program, each participant will be awarded a pro rata target award for each pending performance cycle and all awards will be cashed out based on the change in control price;

      - under the Company's stock option plans, all outstanding options will vest in full and be cashed out based on the difference between the change in control price and the option's exercise price; and

      - under the Company's restricted stock programs, all of the restrictions on the stock will lapse and the stock will be cashed out based on the change in control price.

RETIREMENT PLAN

The Company funds a tax-qualified defined benefit pension plan for virtually all U.S. employees. Effective January 1, 2000, the Company amended the plan to include a cash balance feature. All of the named executive officers, with the exception of Mr. Brust and Mr. Palumbo, participate in the non-cash balance portion of the plan. The cash balance feature covers all new employees hired after March 31, 1999, including Mr. Brust, and all other employees who elected to participate, including Mr. Palumbo.

Retirement income benefits are based upon an employee's average participating compensation (APC). The plan defines APC as one third of the sum of the employee's participating compensation for the highest consecutive 39 periods of earnings over the 10 years ending immediately prior to retirement or termination of employment. Participating compensation, in the case of the named executive officers, is base salary and EXCEL awards, including allowances in lieu of salary for authorized periods of absence, such as illness, vacation or holidays.

For an employee with up to 35 years of accrued service, the annual normal retirement income benefit is calculated by multiplying the employee's years of accrued service by the sum of (a) 1.3% of APC, plus (b) 0.3% of APC in excess of the average Social Security wage base. For an employee with more than 35 years of accrued service, the resulting amount is increased by 1% for each year in excess of 35 years.

The retirement income benefit is not subject to any deductions for Social Security benefits or other offsets. The normal form of benefit is an annuity, but a lump sum payment is available in limited situations.

PENSION PLAN TABLE

ANNUAL RETIREMENT INCOME BENEFIT
STRAIGHT LIFE ANNUITY BEGINNING AT AGE 65

------------------------------------------------------------------------------------------------
                                                    Years of Service
                  ------------------------------------------------------------------------------
   Remuneration       3           20            25            30           35            40
------------------------------------------------------------------------------------------------
    $  500,000     $24,000     $160,000      $200,000      $240,000   $  280,000     $  294,000
------------------------------------------------------------------------------------------------
       750,000      36,000      240,000       300,000       360,000      420,000        441,000
------------------------------------------------------------------------------------------------
     1,000,000      48,000      320,000       400,000       480,000      560,000        588,000
------------------------------------------------------------------------------------------------
     1,250,000      60,000      400,000       500,000       600,000      700,000        735,000
------------------------------------------------------------------------------------------------
     1,500,000      72,000      480,000       600,000       720,000      840,000        877,000
------------------------------------------------------------------------------------------------
     1,750,000      84,000      560,000       700,000       840,000      980,000      1,029,000
------------------------------------------------------------------------------------------------
     2,000,000      96,000      640,000       800,000       960,000    1,120,000      1,176,000
------------------------------------------------------------------------------------------------

NOTE: For purposes of this table, Remuneration means APC. To the extent that an employee's annual retirement income benefit exceeds the amount payable from the Company's funded plan, it is paid from one or more unfunded supplementary plans.

The following table shows the years of service credited as of December 31, 2002, to each of the named executive officers. This table also shows the amount of each named executive officer's APC at the end of 2002. Mr. Brust and Mr. Palumbo, who participated in the cash balance feature in 2002, are not listed.

Retirement Plan

-------------------------------------------------------------------
Name           Years of Service       Average Participating
                                           Compensation
-------------------------------------------------------------------

D. A. Carp          32                       $1,711,871
-------------------------------------------------------------------
M. M. Coyne         20(a)                       916,032
-------------------------------------------------------------------
M. P. Morley        38(b)                       647,702
-------------------------------------------------------------------


(a) If Mr. Coyne remains employed until February 7, 2004, he will be credited with eight extra years of service for purposes of calculating his retirement benefit.

(b) Under Mr. Morley's retention agreement, if he elects upon his retirement to take a lump sum distribution of his retirement benefit, the amount of his benefit will be calculated using a discount rate no less favorable than the discount rate used under the Company's pension plan to calculate the retirement benefits of participants who retired effective January 1, 2003.

Cash Balance Feature

Under the cash balance feature of the Company's pension plan, the Company establishes an account for each participating employee. Every month the employee works, the Company credits the employee's account with an amount equal to four percent of the employee's monthly pay. In addition, the ongoing balance of the employee's account earns interest at the 30-year Treasury bond rate. To the extent federal laws place limitations on the amount of pay that may be taken into account under the plan, four percent of the excess pay is credited to an account established for the employee in an unfunded supplementary plan. If a participating employee leaves the Company and is vested (five or more years of service), the employee's account balance will be distributed to the employee in the form of a lump sum or monthly annuity. Participating employees whose account balance exceeds $5,000, also have the choice of leaving their account balances in the plan to continue to earn interest.

In addition to the benefits described above, Mr. Brust is covered under a special supplemental pension arrangement established under his amended offer letter. This arrangement provides Mr. Brust a single life annuity of $12,500 per month upon his retirement if he remains employed with the Company for at least five years. If Mr. Brust remains employed until January 3, 2007, he will, in lieu of receiving the $12,500 per month annuity, be treated as if eligible for the non-cash balance portion of the plan. For this purpose, Mr. Brust will be credited with 18 years of extra service in addition to his actual service. In either case, Mr. Brust's supplemental benefit will be offset by his cash balance benefit.

Performance Graph -- Shareholder Return

The following graph compares the performance of the Company's common stock with the performance of the Standard & Poor's 500 Composite Stock Price Index and the Dow Jones Industrial Index, by measuring the changes in common stock prices from December 31, 1997, plus assumed reinvested dividends.

[THE FOLLOWING WAS REPRESENTED AS A LINE CHART IN THE PRINTED MATERIAL]

                  EK                  S&P 500                  DJIA
12/31/97        $100.0                $100.0                  $100.0
12/31/98        $121.8                $128.3                  $118.0
12/31/99        $115.0                $155.1                  $149.9
12/31/00         $71.4                $141.1                  $142.8
12/31/01         $56.6                $124.4                  $135.0
12/31/2002       $70.9                 $97.1                  $115.0


The graph assumes that $100 was invested on December 31, 1997, in each of the Company's common stock, the Standard & Poor's 500 Composite Stock Price Index and the Dow Jones Industrial Index, and that all dividends were reinvested. In addition, the graph weighs the constituent companies on the basis of their respective market capitalizations, measured at the beginning of each relevant time period.

------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As required by Item 201(d) of Regulation S-K, the Company's total options outstanding of 42,277,000 have been granted under equity compensation plans that have been approved by security holders and that which have not been approved by security holders as follows:

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

Beneficial Security Ownership
of Directors, Nominees and Executive Officers
-------------------------------------------------------------------

Directors, Nominees                         Number of Common Shares
and Executive Officers                      Owned on January 2,2003
-------------------------------------------------------------------
Richard S. Braddock                                 26,893 (a)(b)
-------------------------------------------------------------------
William W. Bradley                                   6,120 (a)(b)
-------------------------------------------------------------------
Robert H. Brust                                    216,994 (a)(b)
-------------------------------------------------------------------
Daniel A. Carp                                   1,126,870 (a)(b)
-------------------------------------------------------------------
Martha Layne Collins                                18,889 (a)(b)
-------------------------------------------------------------------
Martin M. Coyne                                    259,439 (a)(b)
-------------------------------------------------------------------
Timothy M. Donahue                                   8,292 (a)(b)
-------------------------------------------------------------------
William H. Hernandez(d)                              2,055 (a)
-------------------------------------------------------------------
Durk I. Jager                                       18,171 (a)(b)
-------------------------------------------------------------------
Debra L. Lee                                        11,180 (b)
-------------------------------------------------------------------
Delano E. Lewis                                      6,236 (a)(b)
-------------------------------------------------------------------
Michael P. Morley                                  305,023 (a)(b)
-------------------------------------------------------------------
Paul H. O'Neill(d)                                   2,090 (a)
-------------------------------------------------------------------
Daniel P. Palumbo                                   92,587 (a)(b)
-------------------------------------------------------------------
Hector de J. Ruiz                                    8,697 (b)
-------------------------------------------------------------------
Laura D'Andrea Tyson                                10,235 (a)(b)
-------------------------------------------------------------------
All Directors, Nominees and
Executive Officers as a
Group (27), including the above                  2,930,227 (a)(b)(c)
-------------------------------------------------------------------

(a) Includes the following Kodak common stock equivalents, which are held in deferred compensation plans: R. S. Braddock - 6,006; W.
     W. Bradley - 458; R. H. Brust - 11,673; D. A. Carp - 193,803;
     M. L. Collins - 9,689; M. M. Coyne - 15,010; T. M. Donahue - 2,292; W. H. Hernandez - 555; D. I. Jager - 9,171; D. E. Lewis
     - 2,036; M. P. Morley - 42,016; P. H. O'Neill - 1,090; D. P.
     Palumbo - 12,505; L. D. Tyson - 1,315; and all directors, nominees and executive officers as a group - 400,125.

(b) Includes the following number of shares which may be acquired by exercise of stock options: R. S. Braddock - 6,000; W. W. Bradley
     - 4,000; R. H. Brust - 184,622; D. A. Carp - 891,086; M. L.
     Collins - 6,000; M. M. Coyne - 231,473; T. M. Donahue - 4,000;
     D. I. Jager - 6,000; D. L. Lee - 6,000; D. E. Lewis - 4,000;
     M. P. Morley - 259,671; D. P. Palumbo -70,977; H. de J. Ruiz
     - 4,000; L. D. Tyson - 6,000; and all directors, nominees and executive officers as a group - 2,284,195.

(c) The total number of shares beneficially owned by all directors, nominees and executive officers as a group is less than 1% of the Company's outstanding shares.

(d) Messrs. O'Neill and Hernandez joined the Company's Board of Directors in February 2003, and they are included here for informational purposes only. Their shareholdings, shown here as of March 14, 2003, are not included in the totals shown above and in these footnotes for all directors, nominees and executive officers as a group.

The above table reports beneficial ownership in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This means all
Company securities over which the directors, nominees and executive officers directly or indirectly have or share voting or investment power are listed as beneficially owned. The figures above include shares held for the account of the above persons in the Eastman Kodak Shares Program and the Kodak Employees' Stock Ownership Plan, and the interests of the above persons in the Kodak Stock Fund of the Eastman Kodak Employees' Savings and Investment Plan, stated in terms of
Kodak shares.
-----------------------------------------------------------------------

ITEM 14. Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, the Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures were effective. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of such evaluation.

                                  PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                               Page No.
(a) 1.  Consolidated financial statements (the page number
        references for the information listed under Item 15
        (a) 1. relate to the Company's Form 10-K for the year
        ended December 31, 2002 as originally filed on
        March 14, 2003):
        Report of independent accountants                         78
        Consolidated statement of earnings                        79
        Consolidated statement of financial position              80
        Consolidated statement of shareholders' equity            81-83
        Consolidated statement of cash flows                      84-85
        Notes to financial statements                             86-148

    2.  Financial statement schedules:

        II - Valuation and qualifying accounts                    106

        All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

    3.  Additional data required to be furnished:

        Exhibits required as part of this report are listed in the index appearing on pages 107 through 112.

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

              Eastman Kodak Company and Subsidiary Companies
                       Index to Exhibits (continued)

Exhibit
Number

     N.  Kodak Stock Option Plan, as amended and restated August
         26, 2002.

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

         Amendment, dated February 19, 2003, to Agreement dated
         March 13, 2001.

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

(12) Statement Re Computation of Ratio of Earnings to Fixed Charges.

(21) Subsidiaries of Eastman Kodak Company.

(23) Consent of Independent Accountants.

(99) Eastman Kodak Employees' Savings and Investment Plan Annual
     Report on Form 11-K for the fiscal year ended December 30, 2002 ( filed by Amendment No. 1 to the 2002 Form 10-K on
     June 27, 2003).

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