Form 10-Q/A
period 2003-06-30
EASTMAN KODAK CO
filed 2003-09-03
CIK 31235

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                FORM 10-Q/A

                    AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Section 13 or 15 (d) of
                    The Securities Exchange Act Of 1934

                           Eastman Kodak Company
          (Exact name of registrant as specified in its charter)

                              AMENDMENT NO. 1

   In response to the Securities and Exchange Commission's periodic review of our filings under the Securities Exchange Act of 1934, the undersigned registrant hereby files Amendment No. 1 to amend the following Items with respect to its Quarterly Report on Form 10-Q for the three and six months ended June, 2003:

    1) The registrant has amended Item 2, "Management Discussion and Analysis of Financial Condition and Results of Operations," to:
         (1) revise the discussion of consumer digital cameras in the Photography segment section within the "2003 Compared with 2002 Second Quarter Results of Operations - Continuing Operations" disclosure to describe the impact of seasonality on market share; and (2) revise the discussion in the "Liquidity and Capital Resources" disclosure to enhance the disclosure for the potential impacts resulting from the recent downgrades of the registrant's credit ratings; and

     2) The registrant has amended Item 4, "Controls and Procedures," to revise the language to be in accordance with Item 307 of Regulation S-K.

     3) The registrant has amended Item 6, "Exhibits and Reports on Form 8-K," to (1) revise the Form reference and date in its certifications that are filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and in its certifications that are filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as a result of the amendment of the Form 10-Q; and (2) add Exhibit 12, "Statement Re Computation of Ratio of Earnings to Fixed Charges."


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except per share data)

                                Three Months Ended    Six Months Ended
                                     June 30               June 30
                             ---------------------  ---------------------
                               2003   2002  Change    2003    2002  Change

Net sales                    $3,352 $3,336     0%   $6,092  $6,042  + 1%
Earnings from continuing
 operations before interest,
 other charges, and income
 taxes                          177    406   -56       209     539  -61
Earnings from continuing
 operations                     112    286   -61       109     327  -67
Net earnings                    112    284   -61       124     323  -62
Basic and diluted earnings
 (loss) per share:
  Continuing operations         .39    .98   -60       .38    1.12  -66
  Discontinued operations       .00   (.01)            .05    (.01)
     Total                      .39    .97   -60       .43    1.11  -61

Net Sales from Continuing Operations by Reportable Segment and All
Other
(in millions)

                              Three Months Ended     Six Months Ended
                                    June 30              June 30
                             --------------------   -------------------
                             2003    2002  Change   2003    2002 Change

Photography
  Inside the U.S.          $  972  $1,083   -10%   $1,659  $1,882  -12%
  Outside the U.S.          1,369   1,295   + 6     2,480   2,310  + 7
                           ------  ------   ---    ------  ------  ---
Total Photography           2,341   2,378   - 2     4,139   4,192  - 1
                           ------  ------   ---    ------  ------  ---

Health Imaging
  Inside the U.S.             266     270   - 1       504     518  - 3
  Outside the U.S.            341     299   +14       652     572  +14
                           ------  ------   ---    ------  ------  ---
Total Health Imaging          607     569   + 7     1,156   1,090  + 6
                           ------  ------   ---    ------  ------  ---

Commercial Imaging
  Inside the U.S.             221     204   + 8       434     393  +10
  Outside the U.S.            161     157   + 3       320     315  + 2
                           ------  ------   ---    ------  ------  ---
Total Commercial Imaging      382     361   + 6       754     708  + 6
                           ------  ------   ---    ------  ------  ---

All Other
  Inside the U.S.              11      16   -31        22      27  -19
  Outside the U.S.             11      12   - 8        21      25  -16
                           ------  ------   ---    ------  ------  ---
Total All Other                22      28   -21        43      52  -17
                           ------  ------   ---    ------  ------  ---
    Consolidated total     $3,352  $3,336     0%   $6,092  $6,042  + 1%
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

Similar to the prior year, Kodak's U.S. consumer digital camera market share declined slightly during the second quarter of 2003 on a quarter sequential basis as the Company refreshes its product portfolio and transitions to a new line of digital cameras becoming available throughout the third quarter. A combination of (1) the timing of the Company's annual introduction of new consumer digital camera products, and (2) the Company's targeting of the value segment, digital camera consumer drive higher sales during the holiday season within the fourth quarter. Consequently, the Company's consumer digital camera market share is seasonal in that it is typically higher in the second half of the year, specifically the fourth quarter, as compared with the first and second quarters. While complete data for second quarter consumer digital market share is not yet available, all indications are that Kodak continues to hold one of the top U.S. market share positions in channels reporting share data, however, some of Kodak's largest channels do not report market share data.

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

The Company maintains $2,482 million in committed bank lines of credit and $1,841 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity. The Company has a medium-term note program with $650 million available for the issuance of new long-term debt as of June 30, 2003. On July 15, 2003, the Company's Board of Directors authorized the filing of a new debt shelf registration that would allow the Company to issue $2,000 million of long-term public debt. These funding alternatives provide the Company with sufficient flexibility and liquidity to meet its working capital and investing needs. See further discussion in this section relating to the Company's use of commercial paper and long-term debt in light of its recent credit rating downgrades. Net working capital, excluding short-term borrowings, increased to $1,017 million from $474 million at year-end 2002. This increase is mainly attributable to higher cash, receivables and inventories balances, and lower accrued income taxes balances, partially offset by higher accounts payable and other current liabilities.

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

On July 22, 2003, Fitch reaffirmed the Company's long-term and short-term credit ratings at BBB and F-2, respectively, but changed the Company's outlook to negative from stable. The negative outlook was a direct result of the Company's announcement to acquire PracticeWorks Inc., and reflects Fitch's concerns about the Company's reduced financial flexibility as a result of this transaction. In addition, over the longer term, Fitch anticipates that digital substitution, competitive pricing pressures, and unfavorable economic factors will continue to stress revenue and operating earnings, which could force the Company to enter into additional acquisitions to augment growth opportunities over time. On August 8, 2003, Moody's lowered the Company's long-term senior unsecured debt rating to Baa2 from Baa1 and indicated that the Company's short-term and long-term debt ratings remain under review for further downgrade. Moody's lowered its credit rating as a result of the Company's (1) weak cash flow, which is partially attributable to the performance of the Company's consumer imaging products and services, (2) heavy reliance on short-term debt in its capital structure, (3) prospects for limited debt reduction due to its reduced cash flow and the recent announcement of its intentions to acquire PracticsWorks, Inc. for approximately $500 million, and (4) increased cash flow outlays that will occur over the next couple of years related to its restructuring programs. Moody's commented that its review for further downgrades will assess the Company's (1) actions to improve cash flow and to moderate short-term debt, (2) execution risk to align to a new business environment less dependent on traditional consumer film, (3) plans for debt reduction as the digital substitution continues to evolve, and (4) timing of cash payments expected through 2004 relating to its restructuring actions. On August 11, 2003, Fitch lowered the Company's long-term senior unsecured debt rating to BBB- from BBB, lowered its commercial paper rating (short-term credit rating) to F3 from F2, and reaffirmed its outlook as negative. Fitch downgraded Kodak's credit ratings as a result of the Company's continued weak operating performance due to increased pricing pressure from competitors, accelerated digital substitution, limited gains from cost reduction efforts, and unfavorable economic factors, which have adversely affected the sales and profitability of the core consumer imaging products and services. Fitch indicated that the negative outlook reflects Kodak's increasing business risk, higher leverage, and reduced financial flexibility.

As of and for the six months ended June 30, 2003, these credit rating actions did not materially impact the operations of the Company. However, if the Company's credit ratings were to be reduced further, such actions could potentially affect access to commercial paper borrowing. If such an event did take place, the Company could use alternative sources of borrowing, including the long-term debt market and its revolving credit facilities. The Company does expect to issue long-term debt under its shelf registration statements to reduce the level of outstanding commercial paper. Due to recent increases in interest rates and the reductions in the Company's credit ratings as outlined above, to the extent it replaces outstanding commercial paper with long-term debt, the Company's interest expense will increase following such debt issuance. For example, the Company's outstanding commercial paper at June 30, 2003 had a weighted average annual interest rate of 1.42% as compared with an annual interest rate of 3.625% on the fixed rate long-term notes the Company issued in May 2003 under its existing shelf registration statement, representing a difference of 2.2 percentage points. When the Company ultimately issues long-term debt to reduce the level of outstanding commercial paper, the difference between the annual interest rate on its commercial paper and the annual interest rate on the long-term debt it issues is likely to be larger than the 2.2 percentage points, depending on the prevailing interest rates and term length of the notes issued at that time.

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

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at June 30, 2003 was not significant to the Company.
---------------------------------------------------------------------

Item 4.  Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, the Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures were effective. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of such evaluation.
--------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 52.

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

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    September 3, 2003
                                    Robert P. Rozek
                                    Controller
----------------------------------------------------------------------

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules

Exhibit
Number

(10) M.  Martin M. Coyne Agreement dated November 9, 2001.
         (Incorporated by reference to the Eastman Kodak
         Company Annual Report of Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10.)

         Letter, dated July 9, 2003.

(12)  Statement Re Computation of Ratio of Earnings to Fixed Charges.

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