Form 10-Q
period 2003-09-30
EASTMAN KODAK CO
filed 2003-10-24
CIK 31235

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                        FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2003
                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding at
  Class                                        September 30, 2003
Common Stock, $2.50 par value                  286,573,885

                       Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

                                  Three Months Ended  Nine Months Ended
                                     September 30        September 30
                                  ------------------   ----------------
                                     2003       2002      2003     2002

Net sales                          $3,447     $3,352    $9,539   $9,394
Cost of goods sold                  2,320      2,062     6,472    5,990
                                   ------     ------    ------   ------
   Gross profit                     1,127      1,290     3,067    3,404

Selling, general and
 administrative expenses              639        631     1,921    1,827
Research and development costs        194        188       567      567
Restructuring costs (credits)
 and other                            152         (9)      228       (9)
                                   ------     ------    ------   ------
Earnings from continuing
 operations before interest,
 other charges, and income
 taxes                                142        480       351    1,019

Interest expense                       33         40       104      128
Other charges                           9         21        39       74
                                   ------     ------    ------   ------
Earnings from continuing
 operations before income taxes       100        419       208      817
(Benefit) provision for income
 taxes                                (22)        83       (23)     154
                                   ------     ------    ------   ------
Earnings from continuing
 operations                           122        336       231      663

Earnings (loss) from discontinued
 operations, net of income tax
 benefits for the three and nine
 months ended Sept. 30, 2002 of $2
 and $4, respectively                   -         (2)       15       (6)
                                   ------     ------    ------   ------
NET EARNINGS                       $  122     $  334    $  246   $  657
                                   ======     ======    ======   ======

Basic and diluted net earnings
 (loss) per share:
  Continuing operations            $  .42     $ 1.16    $  .81   $ 2.27
  Discontinued operations             .00       (.01)      .05     (.02)
                                   ------     ------    ------   ------
  Total                            $  .42     $ 1.15    $  .86   $ 2.25
                                   ======     ======    ======   ======


Number of common shares used in
 basic earnings (loss) per share    286.5      291.8     286.5    291.6
Incremental shares from
 assumed conversion of options         .1          -        .1        -
                                   ------     ------    ------   ------
Number of common shares used in
 diluted earnings (loss) per share  286.6      291.8     286.6    291.6
                                   ======     ======    ======   ======

Cash dividends per share           $  .25     $    -    $ 1.15   $  .90
                                   ======     ======    ======   ======

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF EARNINGS (Continued)
(in millions)


                                  Three Months Ended  Nine Months Ended
                                     September 30        September 30
                                  ------------------   ----------------
                                     2003       2002      2003     2002


CONSOLIDATED STATEMENT OF
 RETAINED EARNINGS

Retained earnings at beginning
 of period                         $7,462     $7,467    $7,611   $7,431
Net earnings                          122        334       246      657
Cash dividends declared               (72)         -      (330)    (262)
Loss from issuance of treasury
 stock                                 (3)         -       (18)     (25)
                                   ------     ------    ------   ------
Retained earnings
 at end of quarter                 $7,509     $7,801    $7,509   $7,801
                                   ======     ======    ======   ======
-----------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)
                                         Sept. 30,        Dec. 31,
                                             2003            2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   983         $   569
Receivables, net                            2,340           2,234
Inventories, net                            1,202           1,062
Deferred income taxes                         524             512
Other current assets                          184             157
                                          -------         -------
 Total current assets                       5,233           4,534
                                          -------         -------
Property, plant and equipment, net          5,157           5,420
Goodwill, net                               1,021             981
Other long-term assets                      2,626           2,559
                                          -------         -------
 TOTAL ASSETS                             $14,037         $13,494
                                          =======         =======
-----------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current
  liabilities                             $ 3,531         $ 3,351
Short-term borrowings                       1,410           1,442
Accrued income taxes                          619             709
                                          -------         -------
 Total current liabilities                  5,560           5,502

OTHER LIABILITIES
Long-term debt, net of current portion      1,480           1,164
Postretirement liabilities                  3,436           3,412
Other long-term liabilities                   637             639
                                          -------         -------
 Total liabilities                         11,113          10,717

SHAREHOLDERS' EQUITY
Common stock at par                           978             978
Additional paid in capital                    849             849
Retained earnings                           7,509           7,611
Accumulated other comprehensive loss         (552)           (771)
Unearned restricted stock                      (8)              -
                                          -------         -------
                                            8,776           8,667
Less: Treasury stock at cost                5,852           5,890
                                          -------         -------
 Total shareholders' equity                 2,924           2,777
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $14,037         $13,494
                                          =======         =======
-----------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

                                                 Nine Months Ended
                                                    September 30
                                                 ------------------
                                                     2003    2002


Cash flows relating to operating activities:
Net earnings                                       $  246  $  657
Adjustments to reconcile to net cash
provided by operating activities:
  (Gain) loss from discontinued operations            (15)      6
  Equity in losses from unconsolidated affiliates      43      73
  Gain on sale of assets                              (12)    (17)
  Depreciation and amortization                       620     601
  Restructuring costs, asset impairments and
   other non-cash charges                              41      (9)
  (Benefit) provision for deferred taxes               (4)     35
  (Increase) decrease in receivables                  (68)    126
  Increase in inventories                             (65)    (56)
  Decrease in liabilities excluding borrowings        (55)    (35)
  Other items, net                                     93     (72)
                                                   ------  ------
    Total adjustments                                 578     652
                                                   ------  ------
    Net cash provided by continuing
     operations                                       824   1,309
                                                   ------  ------
    Net cash provided by (used in)
     discontinued operations                           19      (9)
                                                   ------  ------
    Net cash provided by operating activities         843   1,300
                                                   ------  ------

Cash flows relating to investing activities:
  Additions to properties                            (353)   (362)
  Net proceeds from sales of businesses/assets         21      18
  Acquisitions, net of cash acquired                  (88)     (6)
  Investments in unconsolidated affiliates            (54)    (96)
  Marketable securities - purchases                   (62)    (78)
  Marketable securities - sales                        62      61
                                                   ------  ------
    Net cash used in investing activities            (474)   (463)
                                                   ------  ------

Cash flows relating to financing activities:
  Net increase (decrease) in borrowings
   with original maturity of 90 days or less           52     (69)
  Proceeds from other borrowings                      865     625
  Repayment of other borrowings                      (641) (1,015)
  Dividend payments                                  (258)   (262)
  Exercise of employee stock options                   12       2
                                                   ------  ------
    Net cash provided by (used in) financing
     activities                                        30    (719)
                                                   ------  ------

Effect of exchange rate changes on cash                15      (5)
                                                   ------  ------

Net increase in cash and cash equivalents             414     113
Cash and cash equivalents, beginning of year          569     448
                                                   ------  ------
Cash and cash equivalents, end of quarter          $  983  $  561
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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 impacts the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003. The Company primarily accounts for employee termination actions under SFAS No. 112, which requires recording when such charges are probable and estimable. As such, the adoption of SFAS No. 146 did not have a material impact for the three and nine months ended September 30, 2003, as there were no significant one-time severance actions or other exit costs that were subject to SFAS No. 146.

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

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company's financial position, results of operations or cash flows.

The EITF has reached a consensus on EITF Issue No. 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software," which indicates that, for an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-related elements within that arrangement are included within the scope of SOP 97-2. The guidance in the consensus is effective for the Company for revenue arrangements entered into after September 30, 2003. The Company is currently evaluating the effect that the adoption of EITF 03-05 will have on the Company's financial position, results of operations and cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. Originally for VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. However, on October 8, 2003, the FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ending after December 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. See Note 6, "Variable Interest Entities" for these disclosures. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its financial position, results of operations and cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position, results of operations or cash flows.

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
-----------------------------------------------------------------------

NOTE 2: RECEIVABLES, NET
(in millions)                            September 30,  December 31,
                                              2003         2002

Trade receivables                           $2,011       $1,896
Miscellaneous receivables                      329          338
                                            ------       ------
 Total (net of allowances of $107 and $137) $2,340       $2,234
                                            ======       ======

Of the total trade receivable amounts of $2,011 million and $1,896 million as of September 30, 2003 and December 31, 2002, respectively, approximately $488 million and $371 million are expected to be settled through customer deductions in lieu of cash payment. However, because the legal right of set-off does not exist for such deductions, which represent rebates owed to the customer, these amounts are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.
----------------------------------------------------------------------

NOTE 3:  INVENTORIES, NET
(in millions)                            September 30,  December 31,
                                              2003         2002


         Finished goods                     $  929       $  831
         Work in process                       314          322
         Raw materials                         320          301
                                            ------       ------
                                             1,563        1,454
         LIFO reserve                         (361)        (392)
                                            ------       ------
           Total                            $1,202       $1,062
                                            ======       ======

During the three and nine months ended September 30, 2003, inventory usage resulted in liquidation of LIFO inventory quantities. In the aggregate, these inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these LIFO liquidations was to reduce cost of goods sold by $12 million and $24 million in the three and nine months ended September 30, 2003, respectively.
----------------------------------------------------------------------

NOTE 4:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS

Revolving Credit Facilities

On July 11, 2003, the Company completed the annual renewal of its $1,000 million, 364-day revolving credit facility. The terms and covenants are unchanged from the prior 364-day revolving credit facility. Including the Company's $1,225 million 5-year facility, which expires in July 2006, the Company's total available committed revolving credit facilities remain at $2,225 million. The Company issues letters of credit under the 5-year facility. As of September 30, 2003, there were $96 million of letters of credit outstanding under the 5-year facility. The remainder of the 5-year facility and the 364-day revolving credit facility was unused at September 30, 2003.

LONG-TERM DEBT

In May 2003, the Company issued Series A fixed rate notes and Series A floating rate notes under its then existing debt shelf registration totaling $250 million and $300 million, respectively, as follows:

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
                     ====

Interest on the notes will be paid quarterly, and the Company may not redeem or repay these notes prior to their stated maturities. After these issuances, the Company had $650 million of remaining unsold debt securities under its then existing debt shelf registration.

On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the "new debt shelf registration") that effectively registered $2,000 million of new debt securities. The new debt shelf registration became effective on September 19, 2003. Pursuant to Rule 429 under the Securities Act of 1933, the $650 million of remaining unsold debt securities, as described above, were included in the new debt shelf registration, giving the Company the ability to issue up to $2,650 million in public debt.

On October 10, 2003, the Company completed the offering and sale of $500 million aggregate principal amount of Senior Notes due 2013 (the "Notes"), which was made pursuant to the Company's new debt shelf registration. Interest on the Notes will accrue at the rate of 7.25% per annum and is payable semiannually. The Notes are not redeemable at the Company's option or repayable at the option of any holder prior to maturity. The Notes are unsecured and unsubordinated obligations and rank equally with all of the Company's other unsecured and unsubordinated indebtedness. After issuance of the above debt, the Company has $2,150 million of availability remaining under the new debt shelf registration.

Concurrent with the offering and sale of the Senior Notes, on October 10, 2003, the Company completed the private placement of $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the "Securities") to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Interest on the Securities will accrue at the rate of 3.375% per annum and is payable semiannually.
The Securities are unsecured and rank equally with all of the Company's other unsecured and unsubordinated indebtedness.

The Securities contain a number of conversion features that include substantive contingencies. The Securities are convertible by the holders at an initial conversion rate of 32.2373 shares of the Company's common stock for each $1,000 principal amount of the Securities, which is equal to an initial conversion price of $31.02 per share. The holders may convert their Securities, in whole or in part, into shares of the Company's common stock under any of the following circumstances: (1) during any calendar quarter, if the price of the Company's common stock is greater than or equal to 120% of the applicable conversion price for at least 20 trading days during a 30 consecutive trading day period; (2) during any five consecutive trading day period following any 10 consecutive trading day period in which the trading price of the Securities for each day of such period is less than 105% of the conversion value, and the conversion value for each day of such period was less than 95% of the principal amount of the Securities (the "Parity Clause"); (3) if the Company has called the Securities for redemption; (4) upon the occurrence of specified corporate transactions such as a consolidation, merger or binding share exchange pursuant to which the Company's common stock would be converted into cash, property or securities; and (5) if the credit rating assigned to the Securities by either Moody's or S&P is lower than Ba2 or BB, respectively, which represents a three notch downgrade from the Company's current standing, or if the Securities are no longer rated by at least one of these services or their successors (the "Credit Rating Clause").

The Company may redeem some or all of the Securities at any time on or after October 15, 2010 at a purchase price equal to 100% of the principal amount of the Securities plus any accrued and unpaid interest. Upon a call for redemption by the Company, a conversion trigger is met whereby the holder of each $1,000 Convertible Senior Note may convert such note to shares of the Company's common stock. The holders have the right to require the Company to purchase their Securities for cash at a purchase price equal to 100% of the principal amount of the Securities plus any accrued and unpaid interest on October 15, 2010, October 15, 2013, October 15, 2018, October 15, 2023
and October 15, 2028 or upon a fundamental change as described in the offering memorandum filed under Rule 144A in conjunction with the private placement of the Securities.

The Company agrees to initially file within 90 days and make effective within 180 days after the earliest date of original issuance of the Securities, a shelf registration statement under the Securities Act of 1933 relating to the resale of the Securities and the common stock to be issued upon conversion of the Securities pursuant to a registration rights agreement. If the Company fails to comply with some of its obligations under the registration rights agreement, until such failures are cured, the Company would be required to pay the holders of the Securities and the holders of the common stock issued upon conversion an amount equal to .25% to .50%, depending on the length of time taken to cure the failure (not to exceed .50% per annum), of the aggregate principal amount of the Securities or the conversion price of the stock per annum. The Company will hold in treasury stock a sufficient number of shares to cover potential future conversions of these Securities into common stock.

The Securities contain four embedded derivatives as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". These four embedded derivatives include the Parity Clause, any specified corporate transaction outside of the Company's control such as a hostile takeover, the Credit Rating Clause, and the provision that requires the Company to pay additional amounts if it fails to comply with some of its obligations under the registration rights agreement. A preliminary valuation indicated that these embedded derivatives would not materially impact the Company's financial position, results of operations or cash flows. A formal external valuation is currently being performed to confirm the preliminary assessment, and should be completed during the fourth quarter of 2003. In addition, as the contingencies surrounding the conversion features are substantive, the shares to be potentially issued upon triggering a conversion event will be excluded from the earnings per share calculation until such time as a contingency lapses and the effect of issuing such shares is dilutive.
-----------------------------------------------------------------------

NOTE 5:  INCOME TAXES

The Company's annual effective tax rate was estimated to be 19% and 29% for both the three and nine months ended September 30, 2003 and 2002, respectively. The Company's estimated annual effective tax rate decreased from 24% in the six month period ended June 30, 2003 to 19% in the nine month period ended September 30, 2003. This decrease in the estimated annual effective tax rate from 24% to 19% was primarily attributable to an expected increase in benefits from the utilization of foreign tax credits.

The Company recorded a tax benefit of $63 million during the three months ended September 30, 2003 related to charges for focused cost reductions of $185 million and a cash donation of $8 million.

During the nine months ended September 30, 2003, in addition to the items described above, the Company recorded a tax benefit of $68 million, which was recorded in the six month period ended June 30, 2003, related to the following: focused cost reduction charges of $100 million; a $21 million charge for purchased in-process research and development costs; a $14 million charge for the settlement of a patent infringement claim; a $14 million charge for the settlement of certain issues relating to a prior year acquisition; a $12 million charge related to an intellectual property settlement; and a $9 million charge relating to the impairment of the Burrell Companies' net assets held for sale. In addition, the discrete period items also include a tax benefit of $8 million relating to the donation of intellectual property recorded in the first quarter of 2003.

The Company recorded a tax benefit of $46 million during the three months ended September 30, 2002 relating to the consolidation of its photofinishing operations in Japan and the loss realized from the liquidation of a subsidiary as part of this consolidation. The Company expects this loss to be utilized during the next five years to reduce taxable income from operations in Japan.

During the nine months ended September 30, 2002, in addition to the item described above, the Company recorded a tax benefit of $45 million relating to the closure of its PictureVision subsidiary. The decision to close the subsidiary was preceded by unsuccessful attempts to sell the subsidiary. As a result of these activities, the Company made the formal decision in the second quarter of 2002 to close the subsidiary, as a determination was made that the business was worthless for tax purposes. Accordingly, the Company recorded a $45 million tax benefit in the nine months ended September 30, 2002 based on the Company's remaining tax basis in the PictureVision stock.
-----------------------------------------------------------------------

NOTE 6:  VARIABLE INTEREST ENTITIES

As a result of its continuing evaluation of the effect that the adoption of FIN 46 will have on the Company's financial position, results of operations and cash flows, the Company believes that it is reasonably possible that its equity investments in Express Stop Financing (ESF), NexPress and SK Display, relating to which Kodak's interests therein were all created or obtained prior to February 1, 2003, will qualify as variable interest entities. ESF is an operating entity formed to provide a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit (see Note 7 under "Other Commitments and Contingencies"). NexPress and SK Display are each operating entities that were formed to develop, manufacture and commercialize specific imaging products and equipment for sale to customers. Total assets for ESF, NexPress and SK Display as of September 30, 2003 were approximately $443 million, $143 million and $11 million, respectively. The Company's estimated maximum exposure to loss as a result of its continuing involvement with ESF, NexPress and SK Display are $63 million, $115 million and $104 million, respectively. The maximum exposure to loss represents the sum of the carrying value of the Company's investment balances as of September 30, 2003, the estimated amounts that Kodak intends to or is committed to fund in the future for each of these potential variable interest entities and the maximum amount of debt guarantees under which the Company could potentially be required to perform.

The Company has not created or obtained an interest in any variable interest entities after January 31, 2003.
-----------------------------------------------------------------------

NOTE 7:  COMMITMENTS AND CONTINGENCIES

Environmental

At September 30, 2003, the Company's undiscounted accrued liabilities for environmental remediation costs amounted to $140 million and are reported in other long-term liabilities in the accompanying
Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site. At September 30, 2003, estimated future investigation and remediation costs of $65 million are accrued on an undiscounted basis by the Company and are included in the $140 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. At September 30, 2003, estimated future remediation costs of $47 million are accrued on an undiscounted basis and are included in the $140 million reported in other long-term liabilities.

The Company has obligations relating to two former manufacturing sites located outside the United States. At September 30, 2003, estimated future investigation, remediation and monitoring costs of $21 million are accrued on an undiscounted basis and are included in the $140 million reported in other long-term liabilities.

Additionally, the Company has approximately $7 million accrued on an undiscounted basis in the $140 million reported in other long-term liabilities at September 30, 2003 for remediation relating to other facilities, which are not material to the Company's financial position, results of operations, cash flows or competitive position.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $23 million over the next six years. These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at September 30, 2003.

The Company is presently designated as a PRP under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at six such active sites. With respect to each of these sites, the Company's liability is minimal. In addition, the Company has been identified as a potentially responsible party (PRP) in connection with the non-imaging health businesses in four active Superfund sites. Furthermore, numerous other PRPs have also been designated at these sites and, although the law imposes joint and several liability on PRPs, the Company's historical experience demonstrates that these costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial position, results of operations or cash flows.

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


Other Commitments and Contingencies

In connection with the Company's investment in China that began in 1998, certain unaffiliated entities invested in two Kodak consolidated companies with the opportunity to put their minority interests to Kodak for cash at any time after the third anniversary, but prior to the tenth anniversary, of the date on which the two companies were established. The total exercise price in connection with the remaining put options, which increases at a rate of 2% per annum, is approximately $56 million at September 30, 2003. The Company expects that the remaining two put options amounting to $56 million in total will be exercised within the next three months.

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and a subsidiary of Dana Credit Corporation
(DCC), a wholly owned subsidiary of Dana Corporation. Qualex accounts for its investment in ESF under the equity method of accounting. ESF provides a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit. As part of the operations of its photofinishing business, Qualex sells equipment under a sales-type lease arrangement and records a long-term receivable. These long-term receivables are subsequently sold to ESF without recourse to Qualex. ESF incurs debt to finance the purchase of the receivables from Qualex. This debt is collateralized solely by the long-term receivables purchased from Qualex, and, in part, by a $60 million guarantee from DCC. Qualex provides no guarantee or collateral to ESF's creditors in connection with the debt, and ESF's debt is non-recourse to Qualex. Qualex's only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases. Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor (the Vendor) to fulfill its servicing obligations under the leases. This risk is attributable to the fact that, throughout 2002, the Vendor was experiencing financial difficulty which ultimately resulted in its filing for bankruptcy on December 24, 2002. Since that time, certain of its affiliates have also filed for bankruptcy in the various countries in which they are organized. Although the lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $396 million at September 30, 2003.

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

Effective July 22, 2003, ESF entered into an agreement amending the
Receivables Purchase Agreement (RPA).   Under the amended RPA
agreement, maximum borrowings were lowered to $257 million. Total outstanding borrowings under the RPA at September 30, 2003 were $257 million. The amended RPA extends through July 2004, at which time the RPA can be extended or terminated. If the RPA were terminated, ESF would need to find an alternative financing solution for new borrowings under the RPA. Pursuant to the ESF partnership agreement between Qualex and DCC, commencing October 6, 2003, Qualex no longer sells its lease receivables to ESF. Qualex currently is utilizing the services of Imaging Financial Services, Inc., a wholly owned subsidiary of General Electric Capital Corporation as an alternative financing solution for prospective leasing activity with its customers.

At September 30, 2003, the Company had outstanding letters of credit totaling $99 million and surety bonds in the amount of $108 million primarily to ensure the completion of environmental remediations and payment of possible casualty and workers' compensation claims. The Company could be required to increase the dollar amount of its letters of credit or other financial support up to $138 million in relation to these matters if its Moody's or S&P long-term debt credit ratings are reduced to below the current ratings of Baa3 and BBB-, respectively.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position, results of operations or cash flows.
-----------------------------------------------------------------------

NOTE 8:  GUARANTEES

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At September 30, 2003, these guarantees totaled a maximum of $330 million, with outstanding guaranteed amounts of $161 million. The maximum guarantee amount includes guarantees of up to: $160 million of debt for Kodak Polychrome Graphics (KPG), an unconsolidated affiliate in which the Company has a 50% ownership interest ($63 million outstanding); $6 million for other unconsolidated affiliates and third parties ($6 million outstanding); and $164 million of customer amounts due to banks in connection with various banks' financing of customers' purchase of products and equipment from Kodak ($92 million outstanding). The KPG debt facility and the related guarantee mature on December 31, 2005, but may be renewed at KPG's, the joint venture partners' and the bank's discretion. The guarantees for the other unconsolidated affiliates and third party debt mature between October 2003 and May 2006 and are not expected to be renewed. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to 3 years for long-term equipment financing arrangements. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. In some cases, particularly with guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee. This activity is not material. Management believes the likelihood is remote that material payments will be required under these guarantees. With respect to the guarantees that the Company issued in the three and nine months ended September 30, 2003, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors. Through internal analysis and external valuations, the Company determined that the fair value of the guarantees was not material to the Company's financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries. The maximum amount guaranteed is $706 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $525 million. These guarantees expire in 2003 through 2005 with the majority expiring in 2004.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest. As of September 30, 2003, the Company has not been required to guarantee any of SK Display Corporation's outstanding debt.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the three and nine months ended September 30, 2003 was not material to the Company's financial position, results of operations or cash flows.

Warranty Costs

The Company has warranty obligations in connection with the sale of its equipment. The original warranty period for equipment products is generally one year or less. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from December 31, 2002 to September 30, 2003 was as follows:

(in millions)

Accrued warranty obligations at December 31, 2002         $ 43
Actual warranty experience                                 (39)
Warranty provisions                                         40
Adjustments for changes in estimate                          -
                                                          ----
Accrued warranty obligations at September 30, 2003        $ 44
                                                          ====

The Company also offers extended warranty arrangements to its customers that are generally one year, but may range from three months to three years after the original warranty period. The Company provides both repair services and routine maintenance services under these arrangements. The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Costs incurred under these extended warranty arrangements for the nine months ended September 30, 2003 amounted to $147 million. The change in the Company's deferred revenue balance in relation to these extended warranty arrangements from December 31, 2002 to September 30, 2003 was as follows:

(in millions)

Deferred revenue at December 31, 2002                   $ 103
New extended warranty arrangements                        282
Recognition of extended warranty arrangement
 revenue                                                 (261)
                                                        -----
Deferred revenue at September 30, 2003                  $ 124
                                                        =====
-----------------------------------------------------------------------

NOTE 9:  OTHER CHARGES

On April 3, 2003, the Company entered into a settlement agreement with a third party with respect to alleged infringement of certain technology. The settlement amount of approximately $12 million has been included in selling, general and administrative expenses in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2003.

The Company recorded a charge of approximately $14 million in the three months ended June 30, 2003 reflecting the settlement of a patent infringement claim. The charge is reflected in selling, general and administrative expenses in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2003.

During the second quarter of 2003, the Company entered into a settlement agreement with a third party to resolve certain issues in connection with a prior year acquisition. In connection with the settlement, the Company received a cash payment from the third party of approximately $17 million during the three months ended June 30, 2003. Prior to reaching the settlement agreement, the Company had a net long-term asset relating to these issues on its Consolidated Statement of Financial Position of approximately $31 million. Accordingly, the Company recorded a charge of approximately $14 million in the three months ended June 30, 2003. The charge is reflected in selling, general and administrative expenses in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2003.

During the third quarter of 2003, the Company recorded a charge of approximately $8 million in connection with its commitment to make a cash donation to a technology enterprise. The charge is reflected in selling, general and administrative expenses in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2003.
------------------------------------------------------------------------

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

During the second quarter of 2003, the Company recorded an additional severance charge of $1 million in continuing operations relating to the elimination of 25 manufacturing positions in Mexico, which were associated with the relocation of Mexican sensitizing operations and that were anticipated under its Fourth Quarter, 2002 Restructuring Program. The reduction of 25 positions and the related severance charge of $1 million are reflected in the Fourth Quarter, 2002 Restructuring Program table below.

During the third quarter of 2003, the Company recorded an additional charge of $4 million in continuing operations relating to the elimination of 200 U.S. manufacturing positions, which were eliminated as a result of the relocation of the U.S. one-time-use camera assembly operations and that were anticipated under the Fourth Quarter, 2002 Restructuring Program. The reduction of 200 positions and the related severance charge of $4 million are reflected in the Fourth Quarter, 2002 Restructuring Program table below. All actions anticipated under the Fourth Quarter, 2002 Restructuring Program have now been completed.

The following table summarizes the activity with respect to the severance and exit cost charges recorded in connection with the focused cost reductions that were announced in the fourth quarter of 2002 and the remaining balance in the related reserves at September 30, 2003:

(dollars in millions)

                                              Exit
                     Number of    Severance   Costs
                     Employees     Reserve   Reserve   Total
                     ---------    --------   -------  -------

Q4, 2002 charges       l,l50      $  55       $ 17     $ 72
Q4, 2002 utilization    (250)        (2)         -       (2)
                      ------      -----       ----     ----
Balance at 12/31/02      900         53         17       70
Q1, 2003 charges         450         16          -       16
Q1, 2003 utilization    (850)       (24)        (2)     (26)
                      ------      -----       ----     ----
Balance at 3/31/03       500         45         15       60
Q2, 2003 charges          25          1          -        1
Q2, 2003 utilization    (500)       (11)        (4)     (15)
                      ------      -----       ----     ----
Balance at 6/30/03        25         35         11       46
Q3, 2003 charges         200          4          -        4
Q3, 2003 utilization    (225)        (8)        (2)     (10)
                      ------      -----       ----     ----
Balance at 9/30/03         0      $  31       $  9     $ 40
                      ======      =====       ====     ====

The severance charges taken in the third quarter and first three quarters of 2003 of $4 million and $21 million, respectively, were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2003, respectively. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items. Severance payments will continue beyond 2003 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time. Most exit costs are expected to be paid during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003.

As a result of initiatives implemented under the Fourth Quarter, 2002 Restructuring Program, the Company recorded $3 million and $24 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2003, respectively. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144, and the year-to-date amount of $24 million was comprised of $15 million relating to equipment used in the manufacture of cameras, $6 million for lab equipment used in photofinishing and $3 million for sensitized manufacturing equipment that will be used until their abandonment in 2003.

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

The total restructuring charges for continuing operations recorded in the third quarter of 2003 for actions that were contemplated under the First Quarter, 2003 Restructuring Program were $24 million, which was composed of severance, long-lived asset impairments and exit costs of $19 million, $1 million and $4 million, respectively. The severance charge related to the termination of 925 employees, including approximately 800 photofinishing and 125 administrative positions. The geographic composition of the employees to be terminated include approximately 700 in the United States and Canada and 225 throughout the rest of the world. The reduction of the 925 positions and the $23 million charge for severance and exit costs are reflected in the First Quarter, 2003 Restructuring Program table below. All actions anticipated under the First Quarter, 2003 Restructuring Program have now been completed.

The following table summarizes the activity with respect to the severance and exit cost charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balances in the related reserves at September 30, 2003:

(dollars in millions)
                                             Exit
                     Number of   Severance   Costs
                     Employees    Reserve   Reserve   Total
                     ---------   --------   -------   -----
Q1, 2003 charges           425     $ 28      $  -     $ 28
Q1, 2003 utilization      (150)      (2)        -       (2)
                         -----     ----      ----     ----
Balance at 3/31/03         275       26         -       26
Q2, 2003 charges           500       20         4       24
Q2, 2003 utilization      (500)     (13)        -      (13)
                          ----     ----      ----     ----
Balance at 6/30/03         275       33         4       37
Q3, 2003 charges           925       19         4       23
Q3, 2003 utilization      (400)     (12)       (1)     (13)
                          ----     ----      ----     ----
Balance at 9/30/03         800     $ 40      $  7     $ 47
                          ====     ====      ====     ====

The first quarter charges of $28 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2003. The second quarter charges for severance, long-lived asset impairments and exit cost reserves were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2003. The third quarter charges for severance, long-lived asset impairments and exit cost reserves were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2003. The charges taken for inventory write-downs of $1 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2003, respectively. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items. Severance payments relating to the First Quarter, 2003 Restructuring Program actions will be paid during the period from 2003 through 2005 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time. Most exit costs are expected to be paid during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003.

In addition to the $29 million of restructuring charges recorded in the second quarter of 2003 under the First Quarter, 2003 Restructuring Program, the Company recorded $17 million of charges in the second quarter associated with the Company's exit from the Photography segment's Phogenix joint venture with Hewlett Packard. The $17 million charge included approximately $2 million of inventory write-downs, $6 million of long-lived asset impairments and $9 million of exit costs. The inventory write-downs were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2003. The long-lived asset impairments and exit costs were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2003. The exit costs, which represent the only cash portion of the charge, are expected to be paid during the remainder of 2003.

As a result of initiatives implemented under the First Quarter, 2003 Restructuring Program, the Company recorded $16 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2003. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144. The year-to-date amount of $16 million relates to lab equipment used in photofinishing that will be used until their abandonment in 2003. The Company will incur accelerated depreciation charges of $14 million in the fourth quarter of 2003, $13 million in the first quarter of 2004 and $2 million in the second quarter of 2004 as a result of the initiatives implemented under the First Quarter, 2003 Restructuring Program.

                 Third Quarter, 2003 Restructuring Program

During the third quarter of 2003, the Company announced that it intends to implement a series of cost reduction actions during the last two quarters of 2003 and the first two quarters of 2004, which are expected to result in pre-tax charges totaling $350 million to $450 million. It is anticipated that these actions will result in a reduction of approximately 4,500 to 6,000 positions worldwide primarily relating to the rationalization of global manufacturing assets, reduction of corporate administration and R&D, and the consolidation of the infrastructure and administration supporting the Company's consumer imaging and professional products and services operations.

The Company implemented certain actions under this Program during the third quarter of 2003. As a result of these actions, the Company recorded a severance charge of $123 million in continuing operations relating to the terminations of approximately 1,700 people, including approximately 1,100 administrative, 275 manufacturing, 200 photofinishing and 125 research and development positions. The geographic composition of the employees to be terminated include approximately 1,075 in the United States and Canada and 625 throughout the rest of the world. The reduction of the 1,700 positions and the $123 million charge for severance costs are reflected in the Third Quarter, 2003 Restructuring Program table below. In addition, during the third quarter the Company took a $1 million charge for long-lived asset impairments that was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2003.

The following table summarizes the activity with respect to the severance charges recorded in connection with the focused cost reductions that were announced in the third quarter of 2003 and the remaining balances in the related reserves at September 30, 2003:

(dollars in millions)

                     Number of   Severance
                     Employees    Reserve    Total
                     ---------   --------    -----
Q3, 2003 charges         1,700     $123      $ 123
Q3, 2003 utilization      (100)      (3)        (3)
                         -----     ----      -----
Balance at 9/30/03       1,600     $120      $ 120
                         =====     ====      =====

The severance charges taken in the third quarter of 2003 of $123 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2003, respectively. The severance costs require the outlay of cash, while the long-lived asset impairment represents a non-cash item. Severance payments relating to the third quarter restructuring actions will be paid during the period from 2003 through 2005, since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time.

As a result of initiatives implemented under the Third Quarter, 2003 Restructuring Program, the Company recorded $14 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2003. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144. The year-to-date amount of $14 million relates to sensitized manufacturing facilities and equipment that will be used until their abandonment in 2003 and 2004. The Company will incur accelerated depreciation charges of $18 million in the fourth quarter of 2003, $10 million in the first quarter of 2004, and $1 million in the second quarter of 2004 as a result of the initiatives implemented under the Third Quarter, 2003 Restructuring Program.

With respect to the Third Quarter, 2003 Program, the Company anticipates completing the remaining initiatives originally contemplated under the Program by the end of the second quarter of 2004. As a result of these initiatives, an additional 2,600 to 4,100 positions will be eliminated throughout the world by the end of the second quarter of 2004. The estimated cost to complete these remaining initiatives will be in the range of $200 million to $300 million.

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

The remaining severance reserve of $13 million as of September 30, 2003 has not been paid since, in many instances, the terminated employees could elect or were required to receive their severance payments over an extended period of time. However, substantially all of these payments will be made by the end of 2003. Most of the remaining exit cost reserves of $15 million as of September 30, 2003 represent long-term lease payments, which will be paid over periods after 2003.
----------------------------------------------------------------------

NOTE 11:  EARNINGS PER SHARE

Options to purchase 40.0 million and 35.3 million shares of common stock at weighted average per share prices of $48.78 and $51.39 for the three months ended September 30, 2003 and 2002, respectively, and options to purchase 34.8 million and 27.7 million shares of common stock at weighted average per share prices of $52.64 and $58.09 for the nine months ended September 30, 2003 and 2002, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods.
-----------------------------------------------------------------------

NOTE 12:  STOCKHOLDERS' EQUITY

$2.50 par value, 950 million shares authorized, 391 million shares issued at September 30, 2003 and December 31, 2002. Treasury stock at cost consists of approximately 105 million shares at both September 30, 2003 and December 31, 2002.

During the third quarter of 2003, the Company made a decision to reduce its semi-annual dividend payment from a semi-annual dividend payment of $.90 per share ($1.80 annually) to a semi-annual dividend payment of $.25 per share ($.50 annually). Also during the third quarter, the Company declared its second half of 2003 semi-annual cash dividend of $.25 per share, payable on December 12, 2003 to shareholders of record as of the close of business on November 3, 2003. The dividend amount of approximately $72 million has been accrued as of September 30, 2003 and is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position.

The Company accounts for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations under FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

(in millions, except per share data)
                                  Three Months Ended  Nine Months Ended
                                     September 30       September 30
                                  ------------------  -----------------
                                   2003        2002     2003       2002

Net income, as reported           $ 122       $ 334    $ 246      $ 657

Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 method for all awards, net
 of related tax effects              (2)        (60)     (11)       (95)
                                  -----       -----    -----      -----
Pro forma net income              $ 120       $ 274    $ 235      $ 562
                                  =====       =====    =====      =====
Earnings per share:
  Basic and diluted - as reported $ .42       $1.15    $ .86      $2.25
  Basic and diluted - pro forma   $ .42       $ .94    $ .82      $1.93

The total stock-based employee compensation amount, net of related tax effects, for the three and nine months ended September 30, 2002, of $60 million and $95 million, respectively, includes a net of tax expense impact of $50 million representing the grant of approximately 16 million new options awarded on August 26, 2002 in relation to the voluntary stock option exchange program. These options were essentially fully vested at the date of grant.

Additionally, the total stock-based employee compensation expense amount, net of related tax effects, for the nine months ended September 30, 2002 of $95 million, also includes a net of tax expense impact of $34 million representing the unamortized compensation cost of the options that were canceled in the first quarter of 2002 in connection with the 2002 voluntary stock option exchange program. This charge was partially offset by reversals of compensation expense related to forfeitures occurring in the nine months ended September 30, 2002, which amounted to $27 million, net of taxes.
-----------------------------------------------------------------------

NOTE 13:  COMPREHENSIVE INCOME
(in millions)
                                 Three Months Ended  Nine Months Ended
                                    September 30       September 30
                                 ------------------  -----------------
                                  2003        2002     2003       2002


Net income                        $122        $334     $246       $657

Unrealized gains on
 available-for-sale
 securities                          4           6        9          8

Realized and unrealized
 gains from hedging
 activity                           13           6        3          0

Currency translation
 adjustments                         4         (57)     207         72
                                  ----        ----     ----       ----
Total comprehensive income        $143        $289     $465       $737
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

At the end of the second quarter of 2003, the Company was in negotiations to sell 100% of the stock in the Burrell Companies to an unaffiliated company. As of that time, the Company believed that the consideration it would receive in connection with the sale would not be sufficient to recover the carrying value of its net assets in the Burrell Companies as of June 30, 2003. Accordingly, the Company recorded an impairment charge of $9 million in the three month period ended June 30, 2003. The impairment charge is reflected in the selling, general and administrative component within the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2003. The Company ultimately closed on the sale of the Burrell Companies on October 6, 2003. The difference between the sale proceeds and the carrying value of the net assets in the Burrell Companies as of September 30, 2003 was not material.

During the three months ended March 31, 2003, the Company paid approximately $21 million for the rights to certain technology. As this technology is still in the development phase and is not yet ready for commercialization, it qualified as in-process research and development. Additionally, management determined that there are no alternative future uses for this technology. Accordingly, the entire purchase price was expensed in the nine months ended September 30, 2003 as research and development costs in the accompanying Consolidated Statement of Earnings.

During the second quarter, the Company purchased Applied Science Fiction's proprietary rapid film processing technology and other assets for approximately $32 million in cash. Of the $32 million in purchase price, approximately $16 million represents goodwill. The balance of the purchase price of approximately $16 million was allocated to the acquired intangible assets, consisting of developed technologies, which have useful lives ranging from two to six years.

On October 7, 2003, Kodak acquired all of the outstanding shares of PracticeWorks, Inc., a leading provider of dental practice management software and digital radiographic imaging systems, for $468 million in cash and assumed net debt (debt less cash acquired) of $18 million. As part of this transaction, Kodak also acquired 100% of PracticeWorks' Paris-based subsidiary, Trophy Radiologie, S.A., a developer and manufacturer of dental digital radiography equipment, which PracticeWorks purchased in December 2002. This acquisition will enable Kodak's Health Imaging business to offer its customers a full spectrum of dental imaging products and services from traditional film to digital radiography and photography. Due to the timing of the acquisition relative to the Company's quarter end and the issuance date of its third quarter results, Kodak is in the process of obtaining a third-party valuation to assist in the purchase price allocation.

On August 1, 2003, the Company announced that it entered into an agreement to purchase Laser-Pacific Media Corporation ("Laser-Pacific"), a leading Hollywood based post-production company, for approximately $31 million in cash. The transaction is subject to the approval of Laser-Pacific's stockholders, regulatory approval and certain other customary conditions. Kodak expects the acquisition to close during the fourth quarter. The Laser Pacific acquisition is not expected to have a material impact on the Company's earnings.
----------------------------------------------------------------------

NOTE 15:  DISCONTINUED OPERATIONS

During the three month period ended March 31, 2003, the Company repurchased certain properties that were initially sold in connection with the 1994 divestiture of Sterling Winthrop Inc., which represented a portion of the Company's non-imaging health businesses. The repurchase of these properties will allow the Company to directly manage the environmental remediation that the Company is required to perform in connection with those properties, which will result in better overall cost control (See Note 7, "Commitments and Contingencies"). In addition, the repurchase eliminated the uncertainty regarding the recoverability of tax benefits associated with the indemnification payments that were previously being made to the purchaser. Accordingly, the Company reversed a tax reserve of approximately $15 million through earnings from discontinued operations in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2003, which was previously established through discontinued operations.

During the three month period ended March 31, 2003, the Company received cash relating to the favorable outcome of litigation associated with the 1994 sale of Sterling Winthrop Inc. The related gain of $19 million was recognized in loss from discontinued operations in the Consolidated Statement of Earnings for the year ended December 31, 2002. The cash receipt is reflected in the net cash provided by (used in) discontinued operations component in the accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2003.

The net loss from discontinued operations of $2 million and $6 million in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2002, respectively, reflects the loss from operations of Kodak Global Imaging, Inc., a wholly owned subsidiary of Kodak.
-----------------------------------------------------------------------

NOTE 16:  SEGMENT INFORMATION

The Company has three reportable segments: Photography; Health Imaging; and Commercial Imaging. The balance of the Company's operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

Segment financial information is shown below.

                                 Three Months Ended  Nine Months Ended
                                   September 30        September 30
                                 ------------------  -----------------
(in millions)                     2003       2002      2003      2002

Net sales from continuing
 operations:
Photography                     $2,475     $2,409    $6,614    $6,601
Health Imaging                     571        565     1,727     1,655
Commercial Imaging                 373        352     1,127     1,060
All Other                           28         26        71        78
                                ------     ------    ------    ------
Consolidated total              $3,447     $3,352    $9,539    $9,394
                                ======     ======    ======    ======

Earnings (loss) from continuing
 operations before interest,
 other charges, and income taxes:
Photography                     $  204     $  324    $  277    $  597
Health Imaging                     117        126       357       314
Commercial Imaging                  33         42       117       143
All Other                          (19)        (8)      (58)      (21)
                                ------     ------    ------    ------
  Total of segments                335        484       693     1,033

Venture investment impairments       -        (13)        -       (23)
Impairment of Burrell Companies'
 net assets held for sale            -          -        (9)        -
Restructuring (costs) credits
 and other                        (185)         9      (285)        9
Donation to technology enterprise   (8)         -        (8)        -
GE settlement                        -          -       (12)        -
Patent infringement claim
 settlement                          -          -       (14)        -
Prior year acquisition settlement    -          -       (14)        -
                                 -----     ------    ------    ------
Consolidated total              $  142     $  480    $  351    $1,019
                                ======     ======    ======    ======

(Loss) earnings from
 continuing operations:
Photography                     $  172     $  232    $  224    $  410
Health Imaging                     106         89       287       221
Commercial Imaging                  22         23        67        72
All Other                          (21)        (9)      (52)      (19)
                                ------     ------    ------    ------
  Total of segments                279        335       526       684

Venture investment impairments       -        (21)        -       (34)
Impairment of Burrell Companies'
 net assets held for sale            -          -        (9)        -
Restructuring (costs) credits
 and other                        (185)         9      (285)        9
GE settlement                        -          -       (12)        -
Patent infringement claim
 settlement                          -          -       (14)        -
Prior year acquisition settlement    -          -       (14)        -
Interest expense                   (33)       (40)     (104)     (128)
Other corporate items                2          4         8         9
Donation to technology enterprise   (8)         -        (8)        -
Tax benefit - donation
 of patents                          -          -         8         -
Tax benefit - PictureVision
 subsidiary closure                  -          -         -        45
Tax benefit - Kodak Imagex
 Japan                               -         46         -        46
Income tax effects on
 above items and taxes
 not allocated to segments          67          3       135        32
                                ------     ------    ------    ------
  Consolidated total            $  122     $  336    $  231    $  663
                                ======     ======    ======    ======
----------------------------------------------------------------------

NOTE 17:  SUBSEQUENT EVENT

On October 22, 2003, the Company announced that it signed a 20-year agreement with China Lucky Film Corp. Under the agreement, the Company will acquire 20 percent of Lucky Film Co. Ltd. ("Lucky Film"), the largest maker of photographic film in China, in exchange for approximately $100 million in cash, plus other Kodak assets to be determined as the cooperative contract between the two parties is
finalized.   Also under the arrangement, the Company will provide Lucky
Film with technical support, training and equipment upgrades, and Lucky Film will pay Kodak a royalty fee for the use of certain of the Company's technologies as well as dividends on the Lucky Film shares that Kodak will acquire. The final cooperative agreement is subject to the approval of the Chinese government.
-----------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

New Kodak Operating Model and Change in Reporting Structure:

On August 21, 2003, the Company introduced an organizational realignment, which will become effective January 1, 2004, thus changing the corporate segment reporting structure beginning with the first quarter, 2004. The intent of these changes is to accelerate growth in commercial and consumer digital imaging markets.

Kodak currently reports financial information for three reportable segments (Photography, Health Imaging, and Commercial Imaging), and All Other. The bridge from the previous segment reporting to the new reporting structure is outlined below:

- Digital and Film Imaging Systems: correlates to the current Photography segment and is comprised of Consumer and Professional Imaging products and services, Entertainment Imaging products and services, and Digital and Applied Imaging products and services.

- Health Imaging segment: remains unchanged.

- Commercial Imaging segment: comprised of Document Imaging products and services, Commercial and Government Systems products and services, Services and Support, and Optics.

- Commercial Printing segment: comprised of NexPress (Kodak's 50/50 joint venture with Heidelberg), Kodak Polychrome Graphics (Kodak's 50/50 joint venture with Sun Chemical), and the graphics and wide format inkjet businesses.

- All Other: includes Kodak's Display and Components business for OLED (Organic Light Emitting Diode), sensors and other small, miscellaneous businesses.

SUMMARY
(in millions, except per share data)

                              Three Months Ended    Nine Months Ended
                                September 30          September 30
                            --------------------  ----------------------
                             2003   2002  Change    2003    2002 Change

Net sales                  $3,447 $3,352   + 3%   $9,539  $9,394  + 2%
Earnings from continuing
 operations before interest,
 other charges, and income
 taxes                        142    480   -70       351   1,019  -66
Earnings from continuing
 operations                   122    336   -64       231     663  -65
Net earnings                  122    334   -63       246     657  -63
Basic and diluted earnings
 (loss) per share:
  Continuing operations       .42   1.16   -64       .81    2.27  -64
  Discontinued operations     .00   (.01)            .05    (.02)
     Total                    .42   1.15   -63       .86    2.25  -62



Net Sales from Continuing Operations by Reportable Segment and All
Other
(in millions)

                              Three Months Ended    Nine Months Ended
                                September 30          September 30
                            ---------------------  ---------------------
                            2003    2002  Change   2003    2002 Change

Photography
  Inside the U.S.         $1,009  $1,051   - 4%   $2,668  $2,933  - 9%
  Outside the U.S.         1,466   1,358   + 8     3,946   3,668  + 8
                          ------  ------   ---    ------  ------  ---
Total Photography          2,475   2,409   + 3     6,614   6,601    0
                          ------  ------   ---    ------  ------  ---

Health Imaging
  Inside the U.S.            251     273   - 8       755     791  - 5
  Outside the U.S.           320     292   +10       972     864  +13
                          ------  ------   ---    ------  ------  ---
Total Health Imaging         571     565   + 1     1,727   1,655  + 4
                          ------  ------   ---    ------  ------  ---

Commercial Imaging
  Inside the U.S.            223     200   +12       657     593  +11
  Outside the U.S.           150     152   - 1       470     467  + 1
                          ------  ------   ---    ------  ------  ---
Total Commercial Imaging     373     352   + 6     1,127   1,060  + 6
                          ------  ------   ---    ------  ------  ---

All Other
  Inside the U.S.             13      13     0        35      40  -13
  Outside the U.S.            15      13   +15        36      38  - 5
                          ------  ------   ---    ------  ------  ---
Total All Other               28      26   + 8        71      78  - 9
                          ------  ------   ---    ------  ------  ---
    Consolidated total    $3,447  $3,352   + 3%   $9,539  $9,394  + 2%
                          ======  ======   ===    ======  ======  ===

-----------------------------------------------------------------------

Earnings (Loss) from Continuing Operations Before Interest, Other
Charges, and Income Taxes by Reportable Segment and All Other
(in millions)
                           Three Months Ended       Nine Months Ended
                             September 30              September 30
                          ---------------------   ----------------------


                          2003    2002   Change    2003    2002  Change

Photography            $   204  $  324   - 37%   $  277   $  597  - 54%
    Percent of Sales       8.2%   13.4%             4.2%     9.0%

Health Imaging         $   117  $  126   -  7%   $  357   $  314  + 14%
    Percent of Sales      20.5%   22.3%            20.7%    19.0%

Commercial Imaging     $    33  $   42   - 21%   $  117   $  143  - 18%
    Percent of Sales       8.8%   11.9%            10.4%    13.5%

All Other              $   (19) $   (8)  -138%   $  (58)  $  (21) -176%
    Percent of Sales     (67.9%) (30.8%)          (81.7%)  (26.9%)
                       -------  ------   ----    ------   ------  ----
Total of segments      $   335  $  484   - 31%   $  693   $1,033  - 33%
                           9.7%   14.4%             7.3%    11.0%

Venture investment
 impairments                 -     (13)               -      (23)
Impairment of Burrell
 Companies' net assets
 held for sale               -       -               (9)       -
Restructuring (costs)
 credits and other        (185)      9             (285)       9
Donation to technology
 enterprise                 (8)      -               (8)       -
GE settlement                -       -              (12)       -
Patent infringement
 claim settlement            -       -              (14)       -
Prior year acquisition
 settlement                  -       -              (14)       -
                       -------  ------   ----    ------   ------  ----
    Consolidated total $   142  $  480   - 70%   $  351   $1,019  - 66%
                       =======  ======   ====    ======   ======  ====

-----------------------------------------------------------------------

Earnings (Loss) From Continuing Operations by Reportable Segment and
All Other
(in millions)

                           Three Months Ended       Nine Months Ended
                             September 30             September 30
                          ---------------------   ----------------------


                          2003    2002   Change    2003    2002   Change

Photography             $  172  $  232   - 26%   $  224   $ 410    - 45%
    Percent of Sales       6.9%    9.6%             3.4%    6.2%

Health Imaging          $  106  $   89   + 19%   $  287   $ 221    + 30%
    Percent of Sales      18.6%   15.8%            16.6%   13.4%

Commercial Imaging      $   22  $   23   -  4%   $   67   $  72    -  7%
    Percent of Sales       5.9%    6.5%             5.9%    6.8

All Other               $  (21) $   (9)  -133%   $  (52)  $ (19)   -174%
    Percent of Sales     (75.0%) (34.6%)          (73.2%) (24.4%)
                        ------  ------   ----    ------   -----    ----
Total of segments       $  279  $  335   - 17%   $  526   $ 684    - 23%
                           8.1%   10.0%             5.5%    7.3%


Venture investment
 impairments                 -     (21)               -     (34)

Impairment of Burrell
 Companies' net assets
 held for sale               -       -               (9)      -
Restructuring (costs)
 credits and other        (185)      9             (285)      9
Donation to technology
 enterprise                 (8)      -               (8)      -
GE settlement                -       -              (12)      -
Patent infringement
 claim settlement            -       -              (14)      -
Prior year acquisition
 settlement                  -       -              (14)      -
Interest expense           (33)    (40)            (104)   (128)
Other corporate items        2       4                8       9
Tax benefit -
 PictureVision
 subsidiary closure          -       -                -      45
Tax benefit - Kodak
 Imagex Japan                -      46                -      46
Tax benefit - donation
 of patents                  -       -                8       -
Income tax effects on
 above items and taxes
 not allocated to
 segments                   67       3              135      32
                        ------    ----   ----    ------   -----    ----
    Consolidated total  $  122    $336   - 64%   $  231   $ 663    - 65%
                        ======    ====   ====    ======   =====    ====
----------------------------------------------------------------------

COSTS AND EXPENSES
(in millions)
                           Three Months Ended       Nine Months Ended
                             September 30             September 30
                          ---------------------   ----------------------


                           2003    2002  Change    2003     2002  Change

Gross profit             $1,127  $1,290   -13%   $3,067   $3,404   -10%
    Percent of Sales       32.7%   38.5%           32.2%    36.2%
Selling, general and
 administrative expenses $  639  $  631   + 1%   $1,921   $1,827   + 5%
    Percent of Sales       18.5%   18.8%           20.1%    19.4%
Research and development
 costs                   $  194  $  188   + 3%   $  567   $  567     0%
    Percent of Sales        5.6%    5.6%            5.9%     6.0%
-----------------------------------------------------------------------

2003 COMPARED WITH 2002

Third Quarter

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

Consolidated

Net worldwide sales were $3,447 million for the third quarter of 2003 as compared with $3,352 million for the third quarter of 2002, representing an increase of $95 million or 3%, or a decrease of 1% excluding the favorable impact of exchange. The increase in net sales was primarily due to increased volumes and favorable exchange, which increased third quarter sales by approximately 3.7 and 4.1 percentage points, respectively. The increase in volume was primarily driven by consumer digital cameras and entertainment print films. These increases were partially offset by decreases attributable to price/mix, primarily driven by consumer film and consumer digital cameras, which reduced third quarter sales by approximately 4.8 percentage points.

Net sales in the U.S. were $1,496 million for the third quarter of 2003 as compared with $1,537 million for the prior year quarter, representing a decrease of $41 million, or 3%. Net sales outside the U.S. were $1,951 million for the current quarter as compared with $1,815 million for the third quarter of 2002, representing an increase of $136 million, or 7% as reported, or remained unchanged excluding the favorable impact of exchange.

The Company's operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region. Net sales in the EAMER region were $1,039 million for the third quarter of 2003 as compared with $973 million for the prior year quarter, representing an increase of $66 million, or 7% as reported, or a decrease of 2% excluding the favorable impact of exchange. Net sales in the Asia Pacific region were $591 million for the current quarter as compared with $557 million for the prior year quarter, representing an increase of $34 million, or 6% as reported, or 1% excluding the favorable impact of exchange. Net sales in the Canada and Latin America region were $321 million in the current quarter as compared with $285 million for the third quarter of 2002, representing an increase of $36 million, or 13% as reported, or 7% excluding the favorable impact of exchange.

The Company's major emerging markets include China, Brazil, India, Mexico, Russia, Korea, Hong Kong and Taiwan. Net sales in emerging markets were $677 million for the third quarter of 2003 as compared with $633 million for the prior year quarter, representing an increase of $44 million, or 7% as reported, or 4% excluding the favorable impact of exchange. The emerging market portfolio accounted for approximately 20% of Kodak's worldwide sales and 35% of Kodak's non-U.S. sales in the quarter. The increase in emerging market sales was primarily attributable to sales growth in India, Russia, and China of 23%, 15%, and 14%, respectively, which was partially offset by a sales decline in Mexico of 8%.

The increase in sales in Russia is a result of continued growth in the number of Kodak Express stores, which represent independently owned photo specialty retail outlets, and the Company's efforts to expand the distribution channels for Kodak products and services. Sales increases in India were driven by the continued success from the Company's efforts to increase the level of camera ownership and to increase the number of Photoshop retail stores. Sales increases in China resulted from strong business performance for all of the Company's operations in that region and a return to more normal levels of industry growth in consumer imaging after the Severe Acute Respiratory Syndrome (SARS) situation. Sales declines in Mexico reflect the continued economic weakness experienced there.

Gross profit was $1,127 million for the third quarter of 2003 as compared with $1,290 million for the third quarter of 2002, representing a decrease of $163 million, or 13%. The gross profit margin was 32.7% in the current quarter as compared with 38.5% in the prior year quarter. The 5.8 percentage point decrease was primarily attributable to declines due to price/mix, driven primarily by consumer film, photofinishing and consumer digital cameras, which reduced gross profit margins by approximately 5.2 percentage points, and $33 million of charges for accelerated depreciation associated with focused cost reduction programs, which negatively impacted gross profit margins by approximately 1.2 percentage points. These decreases were partially offset by exchange, which favorably impacted gross profit margins by approximately 0.6 percentage point.

Selling, general and administrative expenses (SG&A) were $639 million for the third quarter of 2003 as compared with $631 million for the prior year quarter, representing an increase of $8 million, or 1%. The increase in SG&A is primarily attributable to: an $8 million charge relating to a donation to a technology enterprise for research purposes, and unfavorable exchange of $22 million. These items were partially offset by cost savings in the current year quarter realized from position eliminations associated with ongoing cost reduction programs, a decrease in advertising spend in the current quarter as compared with the prior year quarter, and asset write-down charges in the prior year quarter of $13 million. SG&A decreased slightly as a percentage of sales from 18.8% for the third quarter of 2002 to 18.5% for the current quarter.

Research and development costs (R&D) were $194 million for the third quarter of 2003 as compared with $188 million for the third quarter of 2002, representing an increase of $6 million, or 3%. The increase in R&D is related to technology acquisitions. R&D as a percentage of sales remained the same at 5.6%.

Earnings from continuing operations before interest, other charges, and income taxes for the third quarter of 2003 were $142 million as compared with $480 million for the third quarter of 2002, representing a decrease of $338 million, or 70%. This decrease is primarily attributable to (1) the reasons described above, and (2) focused cost reduction charges of $185 million incurred during the third quarter of 2003.

Interest expense for the third quarter of 2003 was $33 million as compared with $40 million for the prior year quarter, representing a decrease of $7 million, or 18%. The decrease in interest expense is primarily attributable to lower interest rates in the third quarter of 2003 relative to the prior year quarter.

The other charges component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments. Other charges for the current quarter were $9 million as compared with other charges of $21 million for the third quarter of 2002. The improvement is primarily attributable to increased income from the Company's equity investment in Kodak Polychrome Graphics (KPG), decreased losses incurred in relation to the Company's equity investment in the Phogenix joint venture, which was dissolved in the second quarter of 2003, and reduced losses from the Company's equity investment in the NexPress joint venture.

The Company's estimated annual effective tax rate from continuing operations for 2003 decreased from 24% to 19% in the current quarter. This decrease is primarily attributable to an expected increase in benefits from the utilization of foreign tax credits.

The Company's estimated annual effective tax rate from continuing operations decreased from 29% for the prior year third quarter to 19% for the third quarter of 2003. This decrease is primarily attributable to further expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings and an expected increase in benefits from the utilization of foreign tax credits.

During the third quarter of 2003, the Company recorded a tax benefit of $22 million, representing an effective tax benefit rate from continuing operations of approximately 22%. The effective tax benefit rate of 22% for the quarter differs from the estimated annual effective tax rate of 19% due to the recording of discrete period tax benefits of $77 million in connection with (1) the year-to-date impact through June 30, 2003 of the decrease in the estimated annual effective tax rate from continuing operations from 24% to 19% ($14 million) and (2) the following discrete period items ($63 million), which occurred in the third quarter and that are taxed in jurisdictions, which when aggregated, have tax rates greater than the estimated annual effective tax rate: a $185 million charge for focused cost reduction actions; and an $8 million charge for a cash donation to a technology enterprise for research purposes.

The effective tax rate of 20% for the three months ended September 30, 2002 was lower than the Company's estimated annual effective tax rate of 29% for 2002 due primarily to the recording of a discrete period tax benefit of $46 million relating to the consolidation of the photofinishing operations in Japan and the loss realized from the liquidation of a subsidiary as part of this consolidation.

The earnings from continuing operations for the third quarter of 2003 were $122 million, or $.42 per basic and diluted share, as compared with earnings from continuing operations for the third quarter of 2002 of $336 million, or $1.16 per basic and diluted share, representing a decrease of $214 million. This decrease in earnings from continuing operations is attributable to the reasons described above.

Photography

Net worldwide sales for the Photography segment were $2,475 million for the third quarter of 2003 as compared with $2,409 million for the third quarter of 2002, representing an increase of $66 million, or 3% as reported, or a decrease of 2% excluding the favorable impact of exchange. The increase in net sales was comprised of (1) increases related to volume driven primarily by consumer digital and entertainment products and services, which increased third quarter sales by approximately 3.8 percentage points and (2) favorable exchange which increased net sales by approximately 4.6 percentage points.
These increases were partially offset by declines due to price/mix, primarily driven by consumer film, photofinishing and consumer digital cameras, which reduced net sales by approximately 5.4 percentage points.

Photography segment net sales in the U.S. were $1,009 million for the current quarter as compared with $1,051 million for the third quarter of 2002, representing a decrease of $42 million, or 4%. Photography segment net sales outside the U.S. were $1,466 million for the third quarter of 2003 as compared with $1,358 million for the prior year quarter, representing an increase of $108 million, or 8% as reported, or remained unchanged excluding the favorable impact of exchange.

Net worldwide sales of consumer film products, including 35mm film, Advantix film and one-time-use cameras, decreased 12% in the third quarter of 2003 as compared with the third quarter of 2002, reflecting decreases due to declines in volume of approximately 12% and negative price/mix of 4%, partially offset by favorable exchange of approximately 4%. Sales of the Company's consumer film products within the U.S. decreased 23%, reflecting declines in volume of approximately 20% and negative price/mix of approximately 3%. Sales of the Company's consumer film products outside the U.S. decreased 3%, reflecting declines in volume of approximately 7% and negative price/mix of approximately 3%, partially offset by favorable exchange of approximately 7%.

U.S. consumer film industry sell-through volumes decreased approximately 6% in the third quarter of 2003 as compared with the prior year quarter. A significant decrease in U.S. retailer inventories accounted for the majority of Kodak's reduced sell-in volume during the quarter. The most current U.S. market trends suggest that, for the third quarter of 2003, digital substitution accounted for the majority of the industry decline.

The Company's blended U.S. consumer film share decreased approximately 1% on a volume basis relative to the third quarter of 2002. Management remains confident in maintaining approximate full year, 2002 year-over-year U.S. market share as it has done for the past several consecutive years.

Worldwide volumes of consumer color paper decreased mid single digits in the third quarter of 2003 as compared with the third quarter of 2002, with U.S. volumes also declining low double digits and volumes outside the U.S. decreasing slightly. Kodak will no longer report sales trends for consumer color negative paper because paper and other products are typically bundled together as a "systems sell" for customer contracting purposes.

Net worldwide sales for photofinishing services (excluding equipment), including Qualex in the U.S. and Consumer Imaging Services (CIS) outside the U.S., decreased 17% in the third quarter of 2003 as compared with the third quarter of 2002, reflecting lower volumes and negative price/mix, partially offset by favorable exchange. In the U.S., Qualex's sales for photofinishing services decreased 19%, reflecting the effects of a continued weak film industry and consumer's shifting preference to on-site processing.

Net sales from the Company's consumer digital products and services, which include picture maker kiosks/media and retail consumer digital services revenue primarily from Picture CD and Retail.com, increased 14% in the third quarter of 2003 as compared with the third quarter of 2002, driven primarily by an increase in sales of kiosks and related media and consumer digital services.

The Company's Ofoto business increased its sales 43% in the third quarter of 2003 as compared with the prior year quarter. Ofoto's sales represented less than 1% of the Company's consolidated net worldwide sales for the third quarter of 2003. Ofoto now has almost 10 million members and continues to be the market leader in the online photo services space.

Net worldwide sales of consumer digital cameras increased 117% in the third quarter of 2003 as compared with the prior year quarter, primarily reflecting strong increases in volume and favorable exchange, partially offset by declines attributable to price/mix. Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system and an expanding product line. In addition, Kodak's new Printer Dock products, which were introduced in the first quarter of 2003, experienced strong sales growth during the third quarter. During the quarter, consumer digital cameras were profitable on a fully allocated basis.

Kodak's U.S. consumer digital camera market share for the third quarter of 2003 is on track to improve quarter sequentially as the Company benefits from a refresh of its product portfolio and a transition to a new, expanded line of digital cameras. While complete data for third quarter market share is not yet available, all indications are that Kodak continues to hold one of the top U.S. market share positions in channels reporting share data, although some of Kodak's largest channels do not report share data.

Net worldwide sales of inkjet photo paper increased 33% in the current quarter as compared with the third quarter of 2002. The Company continued to maintain its top two market share position in the United States. The double-digit revenue growth and the maintenance of market share are primarily attributable to strong underlying market growth, successful merchandising efforts and the continued growth and acceptance of a new product line of small format inkjet papers.

Net worldwide sales of professional film capture products, including color negative, color reversal and black and white films, decreased 10% in the third quarter of 2003 as compared with the third quarter of 2002, primarily reflecting declines in volume and negative price/mix, partially offset by favorable exchange. Sales declines of professional film capture products resulted primarily from the ongoing impact of digital transition. Net worldwide sales of professional sensitized output, including color negative paper and display materials, increased 6% in the third quarter of 2003 as compared with the third quarter of 2002, reflecting increases related to volume and favorable exchange, partially offset by negative price/mix. In addition, net worldwide sales of digital cameras and digital writers increased during the quarter.

Net worldwide sales of origination and print film to the entertainment industry increased 7% in the third quarter of 2003 as compared with the prior year quarter, reflecting higher print film volumes and favorable exchange, partially offset by negative price/mix.

Gross profit for the Photography segment was $807 million for the third quarter of 2003 as compared with $931 million for the prior year quarter, representing a decrease of $124 million or 13%. The gross profit margin was 32.6% in the current year quarter as compared with 38.7% in the prior year quarter. The 6.1 percentage point decline was comprised of decreases attributable to price/mix, primarily driven by consumer film, photofinishing and consumer digital cameras, which reduced gross profit margins by approximately 6.4 percentage points, and increases in manufacturing cost, which reduced gross margins by approximately 0.6 percentage point. These decreases were partially offset by exchange, which favorably impacted gross profit margins by approximately 0.9 percentage point.

SG&A expenses for the Photography segment increased $3 million, or 1%, from $482 million in the third quarter of 2002 to $485 million in the current quarter. The increase is primarily attributable to unfavorable exchange of $18 million, partially offset by cost savings realized from position eliminations associated with ongoing focused cost reduction programs. SG&A decreased slightly as a percentage of sales from 20.0% for the third quarter of 2002 to 19.6% for the current quarter.

R&D costs for the Photography segment decreased $7 million, or 6%, from $125 million in the third quarter of 2002 to $118 million in the current quarter and decreased as a percentage of sales from 5.2% in the prior year quarter to 4.8%. The decrease in R&D was primarily attributable to cost savings realized from position eliminations associated with ongoing focused cost reduction programs.

Earnings from continuing operations before interest, other charges, and income taxes for the Photography segment decreased $120 million or 37%, from $324 million in the third quarter of 2002 to $204 million in the third quarter of 2003, primarily as a result of the factors described above.


Health Imaging

Net worldwide sales for the Health Imaging segment were $571 million for the third quarter of 2003 as compared with $565 million for the prior year quarter, representing an increase of $6 million, or 1% as reported, or a decrease of 2% excluding the favorable impact of exchange. The increase in sales was comprised of (1) an increase in volume of approximately 1.8 percentage points, driven primarily by volume increases in digital media, digital capture equipment and services and (2) an increase from favorable exchange of approximately
3.4 percentage points, which was partially offset by decreases attributable to price/mix of approximately 4.1 percentage points, primarily driven by digital media, digital capture equipment and analog medical film.

Net sales in the U.S. were $251 million for the current quarter as compared with $273 million for the third quarter of 2002, representing a decrease of $22 million, or 8%. Net sales outside the U.S. were $320 million for the third quarter of 2003 as compared with $292 million for the prior year quarter, representing an increase of $28 million, or 10% as reported, or 3% excluding the favorable impact of exchange.

Net worldwide sales of digital products, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services and Picture Archiving and Communications Systems (PACS), increased 4% in the third quarter of 2003 as compared with the prior year quarter. The increase in digital product sales was primarily attributable to higher volumes of digital media, digital capture equipment and services and favorable exchange, which were partially offset by negative price/mix.

Net worldwide sales of traditional products, including analog film, equipment, chemistry and services, decreased 3% in the third quarter of 2003 as compared with the third quarter of 2002. This decrease was driven primarily by declines in volume and negative price/mix of traditional products.

Gross profit for the Health Imaging segment was $250 million for the third quarter of 2003 as compared with $246 million in the prior year quarter, representing an increase of $4 million, or 2%. The gross profit margin was 43.8% in the current quarter as compared with 43.5% in the third quarter of 2002. The increase in the gross profit margin of 0.3 percentage point was principally attributable to (1) a decrease in manufacturing cost, which increased gross profit margins by approximately 2.4 percentage points, and (2) favorable exchange, which contributed approximately 0.7 percentage point to the gross profit margin. These increases were partially offset by decreases due to price/mix, which negatively impacted gross profit margins by 2.8 percentage points due to lower prices for digital media, analog medical film and digital capture equipment.

SG&A expenses for the Health Imaging segment increased $7 million, or 9%, from $82 million in the third quarter of 2002 to $89 million for the current quarter, and increased as a percentage of sales from 14.6% to 15.6%. The increase in SG&A expenses is primarily attributable to the unfavorable effects of foreign exchange and increased spending to drive growth.

Third quarter R&D costs increased $6 million, or 16%, from $37 million to $43 million, and increased as a percentage of sales from 6.6% for the third quarter of 2002 to 7.5% for the current quarter. The segment increased its R&D expense in the third quarter to drive growth in selected areas of the product portfolio.

Earnings from continuing operations before interest, other charges, and income taxes for the Health Imaging segment decreased $9 million, or 7%, from $126 million for the prior year quarter to $117 million for the third quarter of 2003 due primarily to the reasons described above.

On October 7, 2003, the Company announced that it completed the acquisition of all of the outstanding shares of PracticeWorks, Inc., a leading provider of dental practice management software and digital radiographic imaging systems for $468 million in cash and assumed net debt of approximately $18 million. As part of this transaction, Kodak also acquired 100% of PracticeWorks' Paris-based subsidiary, Trophy Radiologie, S.A., a developer and manufacturer of dental digital radiography equipment, which PracticeWorks purchased in December 2002. The acquisition of PracticeWorks and Trophy is expected to contribute approximately $215 million in sales to the Health Imaging segment during the first full year. It is anticipated that the transaction will be slightly dilutive to earnings from the date of acquisition through the end of 2005 and accretive to earnings thereafter. This acquisition will enable Kodak to offer its customers a full spectrum of dental imaging products and services from traditional film to digital radiography and photography and is expected to move Health Imaging into the leading position in the dental practice management and dental digital radiographic markets.


Commercial Imaging

Net worldwide sales for the Commercial Imaging segment were $373 million for the third quarter of 2003 as compared with $352 million for the prior year quarter, representing an increase of $21 million, or 6% as reported, or 3% excluding the favorable impact of exchange. The increase in net sales was primarily comprised of (1) increases in volume, which contributed approximately 5.3 percentage points to third quarter sales, with imaging services and document scanners being key drivers, and (2) an increase of approximately 2.6 percentage points due to favorable exchange, which was partially offset by declines due to price/mix of approximately 1.9 percentage points, primarily driven by graphics products.

Net sales in the U.S. were $223 million for the current quarter as compared with $200 million for the prior year quarter, representing an increase of $23 million, or 12%. Net sales outside the U.S. were $150 million in the third quarter of 2003 as compared with $152 million for the prior year quarter, representing a decrease of $2 million, or 1% as reported, or a decrease of 7% excluding the favorable impact of exchange.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased 14% in the current quarter as compared with the third quarter of 2002, primarily reflecting volume declines and negative price/mix in graphic arts film. This reduction resulted largely from digital technology transition and the effect of continuing economic weakness in the commercial printing market.

Despite a continued weakness in the global economy, KPG's earnings performance continues to improve driven primarily by its leading position in the growth segments of digital proofing and digital printing plates, coupled with favorable foreign exchange. KPG's operating profit has been positive for 13 consecutive quarters. The Company's equity in the earnings of KPG contributed positive results to other charges during the third quarter of 2003.

NexPress, the unconsolidated joint venture between Kodak and Heidelberg in which the Company has a 50% ownership interest, continues to experience good customer acceptance on its sales of the NexPress 2100 Digital Production Color Press despite a weak printing market, with average monthly page volumes for these units running higher than planned.

Gross profit for the Commercial Imaging segment was $93 million for the third quarter of 2003 as compared with $109 million in the prior year quarter, representing a decrease of $16 million, or 15%. The gross profit margin was 24.9% in the current quarter as compared with 31.0% in the prior year quarter. The decrease in the gross profit margin of
6.1 percentage points was primarily attributable to (1) an increase in manufacturing cost which negatively impacted gross profit margins by approximately 4.3 percentage points, (2) declines attributable to price/mix, which reduced gross profit margins by approximately 1.5 percentage points primarily due to declining contributions from traditional graphic arts products, and (3) negative exchange, which reduced gross profit margins by approximately 0.3 percentage point.

SG&A expenses for the Commercial Imaging segment remained unchanged at $49 million as compared with the prior year quarter, but decreased as a percentage of sales from 13.9% to 13.1%.

Third quarter R&D costs for the Commercial Imaging segment decreased $7 million, or 39%, from $18 million for the third quarter of 2002 to $11 million for the current quarter, and decreased as a percentage of sales from 5.1% to 2.9%. The decrease was primarily attributable to a decrease in R&D for inkjet products.

Earnings from continuing operations before interest, other charges, and income taxes for the Commercial Imaging segment decreased $9 million, or 21%, from $42 million in the third quarter of 2002 to $33 million in the third quarter of 2003. This decrease is primarily attributable to the reasons described above.


All Other

Net worldwide sales for All Other were $28 million for the third quarter of 2003 as compared with $26 million for the third quarter of 2002, representing an increase of $2 million, or 8%. Net sales in the U.S. remained unchanged from the prior quarter at $13 million. Net sales outside the U.S. were $15 million in the third quarter of 2003 as compared with $13 million in the prior year quarter, representing an increase of $2 million, or 15%.

SK Display Corporation, the OLED manufacturing joint venture between Kodak and Sanyo, is currently supplying OLED screens to the Company for its digital camera manufacturing and continues production scale-up with the goal of supplying production quantity OLED screens to the marketplace throughout the remainder of 2003.

The loss from continuing operations before interest, other charges, and income taxes for All Other was $19 million in the current quarter as compared with a loss of $8 million in the third quarter of 2002 primarily driven by increased levels of investment for the Company's Display business.


RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

The Company did not have earnings (loss) from discontinued operations, net of income taxes in the third quarter of 2003. In the third quarter of 2002, a loss from discontinued operations of $2 million, or $.01 per basic and diluted share, was reported.


NET EARNINGS

Net earnings for the third quarter of 2003 were $122 million, or $.42 per basic and diluted share, as compared with net earnings for the third quarter of 2002 of $334 million, or $1.15 per basic and diluted share, representing a decrease of $212 million, or 63%. This decrease is primarily attributable to the reasons outlined above.

Year to Date

Consolidated

Net worldwide sales were $9,539 million for the nine months ended September 30, 2003 as compared with $9,394 million for the nine months ended September 30, 2002, representing an increase of $145 million, or 2% as reported, or a decrease of 3% excluding the favorable impact of exchange. The increase in net sales was primarily due to the favorable impact from exchange of approximately 5.3 percentage points, and increased volumes of approximately 0.6 percentage point, primarily driven by digital cameras and entertainment print films, partially offset by volume declines related to consumer film and photofinishing. These increases were partially offset by decreases attributable to price/mix, which reduced sales by approximately 4.1 percentage points, primarily driven by consumer film, photofinishing and consumer digital cameras.

Net sales in the U.S. were $4,115 million for the current year period as compared with $4,357 million for the prior year period, representing a decrease of $242 million, or 6%. Net sales outside the U.S. were $5,424 million for the current year period as compared with $5,037 million for the prior year period, representing an increase of $387 million, or 8% as reported, or a decrease of 2% excluding the favorable impact of exchange.

The Company's operations outside the U.S. are reported in three regions: (1) the Europe Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region. Net sales in the EAMER region for the first nine months of 2003 were $2,879 million as compared with $2,621 million for the first nine months of 2002, representing an increase of 10% as reported, or a decrease of 4% excluding the favorable impact of exchange. Net sales in the Asia Pacific region for the first nine months of 2003 were $1,676 million as compared with $1,619 million for the first nine months of 2002, representing an increase of 4% as reported, or a decrease of 2% excluding the favorable impact of exchange. Net sales in the Canada and Latin America region for the first nine months of 2003 were $869 million as compared with $797 million for the first nine months of 2002, representing an increase of 9% as reported, or 5% excluding the favorable impact of exchange.

The Company's major emerging markets include China, Brazil, India, Mexico, Russia, Korea, Hong Kong and Taiwan. Net sales for Emerging Market countries were $1,857 million for the nine months ended September 30, 2003 as compared with $1,782 million for the nine months ended September 30, 2002, representing an increase of $75 million, or 4% as reported, or 1% excluding the favorable impact of exchange. Sales growth in Russia, India and China of 26%, 16% and 8%, respectively, were the primary drivers of the increase in sales in Emerging Market countries, partially offset by decreased sales in Taiwan, Hong Kong, Brazil, and Mexico of 22%, 12%, 11% and 4%, respectively.

The increase in sales in Russia is a result of continued growth in the number of Kodak Express stores and the Company's efforts to expand the distribution channels for Kodak products and services. Sales increases in India were driven by continued success from the Company's efforts to increase the level of camera ownership and to increase the number of Photoshop retail stores. Sales growth in China resulted from strong business performance for all Kodak's operations in that region in the first and third quarters of 2003; however, this growth was partially offset by the impact of SARS particularly for consumer and professional products and services, which negatively impacted sales in China during the second quarter. The sales declines experienced in Hong Kong and Taiwan for the nine months ended September 30, 2003 are also a result of the impact from SARS. The declines in Brazil and Mexico are reflective of the continued economic weakness experienced in those countries.

Gross profit was $3,067 million for the nine months ended September 30, 2003 as compared with $3,404 million for the nine months ended
September 30, 2002, representing a decrease of $337 million, or 10%.
The gross profit margin was 32.2% in the current year period as compared with 36.2% in the prior year period. The decrease of 4.0 percentage points was comprised of declines attributable to price/mix, driven by consumer film, photofinishing and consumer digital cameras, which reduced gross profit margins by approximately 4.2 percentage points, and $57 million of accelerated depreciation and inventory write-downs associated with focused cost reduction programs which negatively impacted gross profit margins by approximately 0.6 percentage point. These declines were partially offset by favorable exchange, which increased gross profit margins by approximately 0.8 percentage point.

SG&A expenses were $1,921 million for the nine months ended September 30, 2003 as compared with $1,827 million for the nine months ended September 30, 2002, representing an increase of $94 million, or 5%. SG&A increased as a percentage of sales from 19.4% for the prior year period to 20.1% for the current year period. The net increase in SG&A is primarily attributable to the following: a charge of $12 million relating to an intellectual property settlement; a charge of $14 million relating to a patent infringement claim; a charge of $14 million associated with the settlement of outstanding issues relating to a prior year acquisition; a charge of $9 million associated with the write-down of the Burrell Companies' net assets held for sale; a charge of $8 million relating to a donation to a technology enterprise for research purposes; and unfavorable exchange of $84 million. These items were partially offset by cost savings realized from position eliminations associated with ongoing focused cost reduction programs and asset write-down charges of $23 million in the nine month period ended September 30, 2002.

R&D costs remained the same at $567 million for both the nine months ended September 30, 2003 and nine months ended September 30, 2002. R&D decreased slightly as a percentage of sales from 6.0% for the prior year period to 5.9% for the current year period.

Earnings from continuing operations before interest, other charges, and income taxes for the nine months ended September 30, 2003 were $351 million as compared with $1,019 million for the nine months ended September 30, 2002, representing a decrease of $668 million, or 66%. The decrease is primarily the result of (1) the decline in gross profit margin and an increase in SG&A, and (2) net focused cost reduction charges of $285 million incurred during the first three quarters of 2003, as compared with a net credit of $9 million recorded in the first three quarters of 2002 for focused cost reduction activities.

Interest expense for the nine months ended September 30, 2003 was $104 million as compared with $128 million for the nine months ended September 30, 2002, representing a decrease of $24 million, or 19%. The decrease in interest expense is primarily attributable to lower interest rates and lower average borrowing levels in the first nine months of 2003 relative to the first nine months of 2002.

Other charges for the current year period were a net charge of $39 million as compared with a net charge of $74 million for the prior year period. The decrease in other charges is primarily attributable to increased income from the Company's equity investment in KPG and decreased losses incurred in relation to the Company's equity investment in the Phogenix joint venture, which was dissolved in the second quarter of 2003.

The effective tax benefit rate for the nine months ended September 30, 2003 was approximately 11%, as compared with an effective tax rate of 19% for the nine months ended September 30, 2002. The decrease in the effective tax rate is due to a decrease in the estimated annual effective tax rate from 29% in the first three quarters of 2002 to 19% in the first three quarters of 2003, as well as discrete period items, which resulted in tax benefits of $131 million in the first three quarters of 2003. The decrease in the estimated annual effective tax rate from 29% for the first three quarters of 2002 to 19% for the first three quarters of 2003 was primarily attributable to expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings, and an expected increase in benefits from the utilization of foreign tax credits. The discrete period items are attributable to the following items, all of which are taxed in jurisdictions that, when aggregated, have tax rates greater than the estimated annual effective tax rate: net focused cost reduction charges of $285 million; a $21 million charge for purchased in-process research and development costs; a $14 million charge for the settlement of a patent infringement claim; a $14 million charge for the settlement of certain issues relating to a prior year acquisition; a $12 million charge related to an intellectual property settlement; a $9 million charge related to the impairment of the Burrell Companies' net assets held for sale; and a $8 million charge for a cash donation to a technology enterprise for research purposes. In addition, the discrete period items also include a tax benefit of $8 million relating to the donation of intellectual property to a tax-qualified organization.

The effective tax rate of 19% for the nine months ended September 30, 2002 was lower than the Company's estimated annual effective tax rate of 29% for 2002 due to the recording of discrete period tax benefits of $45 million in connection with the closure of the Company's PictureVision subsidiary and a $46 million tax benefit relating to the consolidation of the Company's photofinishing operations in Japan and the loss realized from the liquidation of a subsidiary as part of that consolidation.

Earnings from continuing operations for the nine months ended September 30, 2003 were $231 million, or $.81 per basic and diluted share, as compared with earnings from continuing operations for the nine months ended September 30, 2002 of $663 million, or $2.27 per basic and diluted share, representing a decrease of $432 million, or 65%. The decrease in net earnings is primarily attributable to the reasons described above.


Photography

Net worldwide sales for the Photography segment were $6,614 million for the nine months ended September 30, 2003 as compared with $6,601 million for the nine months ended September 30, 2002, representing an increase of $13 million, or a decrease of 5% excluding the favorable impact of exchange. The increase in net sales was due to the favorable impact of exchange of approximately 5.5 percentage points. This increase was offset by (1) decreases related to volume, driven primarily by consumer film and photofinishing, which were partially offset by increases in volume for consumer digital and entertainment products and services, which in total, reduced net sales by 0.3 percentage point and (2) declines attributable to price/mix primarily driven by consumer film, photofinishing and consumer digital cameras, which reduced net sales by approximately 5.0 percentage points.

Photography segment net sales in the U.S. were $2,668 million for the current year period as compared with $2,933 million for the prior year period, representing a decrease of $265 million, or 9%. Photography segment net sales outside the U.S. were $3,946 million for the current year period as compared with $3,668 million for the prior year period, representing an increase of $278 million, or 8% as reported, or a decrease of 2% excluding the favorable impact of exchange.

Net worldwide sales of consumer film products, including 35mm film, Advantix film and one-time-use cameras, decreased 9% in the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002, reflecting declines in volume and negative price/mix of approximately 11% and 4%, respectively, partially offset by favorable exchange of approximately 6%. Sales of the Company's consumer film products within the U.S. decreased 17%, reflecting declines in volume of approximately 15% and negative price/mix of approximately 2%. The decrease in volume is largely attributable to the decrease in U.S. consumer film industry volume in the first nine months of 2003, as described below, which reflects the downward trend in retail sales. Sales of the Company's consumer film products outside the U.S. decreased 1%, reflecting declines in volume and negative price/mix of approximately 9% and 2%, respectively, which was partially offset by favorable exchange of approximately 10%.

The U.S. film industry volume decreased approximately 7% in the nine month period ended September 30, 2003 as compared with the nine month period ended September 30, 2002. The most current U.S. market data trends suggest that, for the nine month period ended September 30, 2003, digital substitution accounted for the majority of the industry decline.

The Company's blended U.S. consumer film share decreased slightly on a volume basis in the first nine months of 2003 relative to the first nine months of 2002. Management remains confident in maintaining full year, 2002 year-over-year U.S. market share as it has done for the past several consecutive years.

Worldwide volumes of consumer color paper decreased mid-single digits in the nine month period ended September 30, 2003 as compared with the nine month period ended September 30, 2002 with U.S. volumes declining low double digits and volumes outside the U.S. decreasing mid-single digits. Kodak will no longer report sales trends for consumer color negative paper because paper and other products are typically bundled together as a "systems sell" for customer contracting purposes.

Net worldwide sales of photofinishing services (excluding equipment), including Qualex in the U.S. and CIS outside the U.S., decreased 16% in the nine month period ended September 30, 2003 as compared with the nine month period ended September 30, 2002, reflecting lower volumes and negative price/mix, partially offset by favorable exchange. In the U.S., Qualex's sales decreased 20% in the first nine months of 2003 as compared with the first nine months of 2002, reflecting the effects of a continued weak film industry, consumer's shifting preference to on-site processing, and the adverse impact of several hundred store closures by a major U.S. retailer.

Net sales from the Company's consumer digital products and services, which include picture maker kiosks/media and retail consumer digital services revenue from Picture CD and Retail.com, increased 6% in the nine month period ended September 30, 2003 as compared with the nine month period ended September 30, 2002, driven primarily by an increase in sales of picture maker kiosks and consumer digital services.

The Company's Ofoto business increased its sales 58% in the first nine months of 2003, as compared with the first nine months of 2002. Ofoto's sales represented less than 1% of the Company's consolidated net worldwide sales for the nine months ended September 30, 2003. Ofoto now has almost 10 million members and continues to be the market leader in the online photo services space.

Net worldwide sales of consumer digital cameras increased 73% in the nine month period ended September 30, 2003 as compared with the nine month period ended September 30, 2002, primarily reflecting strong increases in volume and a favorable impact from exchange, partially offset by declines due to price/mix. Sales continue to be driven by strong customer acceptance of the EasyShare digital camera system and an expanding product line. In addition, Kodak's new Printer Dock products, which were introduced in the first quarter of 2003, experienced strong sales growth during the period.

While complete data for third quarter consumer digital market share is not yet available, Kodak's U.S. consumer digital camera market share year-to-date through August 2003 is up 1 percentage point as compared with the same period in 2002. All indications are that Kodak continues to hold one of the top U.S. market share positions in channels reporting share data; although some of Kodak's largest channels do not report share data.

Net worldwide sales of inkjet photo paper increased 45% in the nine month period ended September 30, 2003 as compared with the nine month period ended September 30, 2002. The Company maintained its top two market share position in the United States during the period. The double-digit revenue growth and the maintenance of market share are primarily attributable to strong underlying market growth, successful merchandising efforts and the continued growth and acceptance of a new line of small format inkjet papers.

Net worldwide sales of professional film capture products, including color negative, color reversal and black and white films, decreased 10% in the nine month period ended September 30, 2003 as compared with the nine month period ended September 30, 2002, reflecting declines in volume and negative price/mix, partially offset by favorable exchange. Sales declines resulted primarily from the combined impacts of ongoing digital evolution and continued economic weakness in markets worldwide. Net worldwide sales of professional sensitized output, including color negative paper and display materials, increased 1% in the first nine months of 2003 as compared with the first nine months of 2002 due to favorable exchange, which is partially offset by declines in volume and negative price/mix. In addition, net worldwide sales of digital writers and digital cameras increased in the current year period as compared to the prior year period.

Net worldwide sales of origination and print film to the entertainment industry increased 14% in the nine month period ended September 30, 2003 as compared with the nine month period ended September 30, 2002, reflecting higher print film volumes due to a strong industry motion picture release schedule, continued strong customer acceptance for the new Vision 2 origination film and favorable exchange, which were partially offset by negative price/mix.

Gross profit for the Photography segment was $2,066 million for the nine month period ended September 30, 2003 as compared with $2,377 million for the nine month period ended September 30, 2002, representing a decrease of $311 million, or 13%. The gross profit margin was 31.2% in the current year period as compared with 36.0% in the prior year period. The 4.8 percentage point decrease was comprised of declines attributable to price/mix, primarily driven by consumer film, photofinishing and consumer digital cameras, which decreased gross profit margins by approximately 5.3 percentage points and increases in manufacturing cost, which decreased gross profit margins by approximately 0.5 percentage point. This decrease was partially offset by favorable exchange, which increased gross profit margins by approximately 1.0 percentage point.

SG&A expenses for the Photography segment increased $35 million, or 3%, from $1,395 million for the nine month period ended September 30, 2002 to $1,430 million for the nine month period ended September 30, 2003. As a percentage of sales, SG&A expense increased from 21.1% in the prior year period to 21.6% in the current year period. The increase is primarily attributable to unfavorable exchange of $68 million, partially offset by cost savings realized from position eliminations associated with ongoing focused cost reduction programs.

R&D costs for the Photography segment decreased $27 million, or 7%, from $386 million in the nine month period ended September 30, 2002 to $359 million in the nine month period ended September 30, 2003. As a percentage of sales, R&D costs decreased from 5.8% in the prior year period to 5.4% in the current year period. The decrease in R&D was primarily attributable to cost savings realized from position eliminations associated with ongoing focused cost reduction programs. This decrease was partially offset by a $21 million charge recorded in the first quarter of 2003 associated with the write-off of purchased in-process R&D.

Earnings from continuing operations before interest, other charges, and income taxes for the Photography segment decreased $320 million, or 54%, from $597 million in the nine month period ended September 30, 2002 to $277 million in the nine month period ended September 30, 2003, primarily as a result of the factors described above.

Health Imaging

Net worldwide sales for the Health Imaging segment were $1,727 million for the nine month period ended September 30, 2003 as compared with $1,655 million for the first nine months of 2002, representing an increase of $72 million, or 4% as reported, or a decrease of 1% excluding the favorable impact of exchange. The increase in sales was comprised of (1) an increase in volume of approximately 2.2 percentage points, driven primarily by volume increases in digital media, digital capture equipment and services, and (2) an increase from favorable exchange of approximately 5.1 percentage points, which was partially offset by a decrease attributable to price/mix of approximately 2.9 percentage points, primarily driven by digital media, digital capture equipment and analog medical film.

Net sales in the U.S. were $755 million for the nine month period ended September 30, 2003 as compared with $791 million for the first nine months of 2002, representing a decrease of $36 million, or 5%. Net sales outside the U.S. were $972 million for the first nine months of 2003 as compared with $864 million for the nine month period ended September 30, 2002, representing an increase of $108 million, or 13% as reported, or 3% excluding the favorable impact of exchange.

Net worldwide sales of digital products, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services and Picture Archiving and Communications Systems (PACS), increased 9% for the nine month period ended September 30, 2003 as compared with the first nine months of 2002. The increase in digital product sales was primarily attributable to favorable exchange and higher volumes of digital media, digital capture equipment and services, which were partially offset by negative price/mix. Service revenues increased due to an increase in digital equipment service contracts during the first nine months of 2003 as compared with the prior year period.

Net worldwide sales of traditional products, including analog film, equipment, chemistry and services, decreased 1% for the first nine months of 2003 as compared with the first nine months of 2002, reflecting declines in volume and negative price/mix of traditional products, which were partially offset by favorable exchange.

Gross profit for the Health Imaging segment was $742 million for the first nine months of 2003 as compared with $677 million for the nine month period ended September 30, 2002, representing an increase of $65 million, or 10%. The gross profit margin was 43.0% in the current year period as compared with 40.9% in the first nine months of 2002. The increase in the gross profit margin of 2.1 percentage points was principally attributable to (1) a decrease in manufacturing cost, which increased gross profit margins by approximately 3.0 percentage points, primarily due to favorable media and equipment manufacturing productivity led by DryView digital media and digital capture equipment, complemented by lower service costs and improved supply chain management, and (2) favorable exchange, which contributed approximately 1.1 percentage points to the gross profit margin. These increases were partially offset by decreases attributable to price/mix, which negatively impacted gross profit margins by 2.0 percentage points due to lower prices for digital media, digital capture equipment and analog medical film.

SG&A expenses for the Health Imaging segment increased $12 million, or 5%, from $253 million in the first nine months of 2002 to $265 million for the nine month period ended September 30, 2003, but remained unchanged as a percentage of sales at 15.3%. The increase in SG&A expenses is primarily attributable to the unfavorable effects of foreign exchange, which increased SG&A expenses by $11 million in the current period relative to the prior year period and increased spending to drive growth.

R&D costs increased $9 million, or 8%, from $111 million for the first nine months of 2002 to $120 million for the first nine months of 2003, and increased slightly as a percentage of sales from 6.7% to 6.9%. R&D expenses increased in the first nine months as the segment increased spending to drive growth in selected areas of the product portfolio.

Earnings from continuing operations before interest, other charges, and income taxes for the Health Imaging segment increased $43 million, or 14%, from $314 million for the prior year period to $357 million for the first nine months of 2003 due primarily to the reasons described above.

On October 7, 2003, the Company completed the acquisition of all of the outstanding shares of PracticeWorks, Inc., a leading provider of dental practice management software and digital radiographic imaging systems for $468 million in cash and assumed net debt of approximately $18 million. This acquisition is expected to contribute approximately $215 million in sales to the Health Imaging segment during the first full year. It is anticipated that the transaction will be slightly dilutive to earnings from the date of acquisition through the end of 2005 and accretive to earnings thereafter. This acquisition will enable Kodak to offer its customers a full spectrum of dental imaging products and services from traditional film to digital radiography and photography and is expected to move Health Imaging into the leading position in the dental practice management and dental radiographic markets.

Commercial Imaging

Net worldwide sales for the Commercial Imaging segment were $1,127 million for the first nine months of 2003 as compared with $1,060 million for the nine month period ended September 30, 2002, representing an increase of $67 million, or 6% as reported, or 3% excluding the favorable impact of exchange. The increase in net sales was primarily comprised of (1) increases in volume, which contributed approximately 4.7 percentage points to the first nine months of 2003 sales, which was primarily attributable to imaging services and document scanners, and (2) an increase of approximately 3.0 percentage points due to favorable exchange, which was partially offset by declines due to price/mix of approximately 1.4 percentage points, primarily driven by graphics products.

Net sales in the U.S. were $657 million for the current year period as compared with $593 million for the first nine months of 2002, representing an increase of $64 million, or 11%. Net sales outside the U.S. were $470 million in the first nine months of 2003 as compared with $467 million for the prior year period, representing an increase of $3 million or 1% as reported, or a decrease of 6% excluding the favorable impact of exchange.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased 16% in the nine month period ended September 30, 2003 as compared with the first nine months of 2002, primarily reflecting volume declines and declines due to price/mix in graphic arts film. This reduction resulted largely from digital technology evolution and the effect of continuing economic weakness in the commercial printing market.

Despite a continued weakness in the global economy, KPG's earnings performance continues to improve driven primarily by its world leading position in the growth segments of digital proofing and digital printing plates, coupled with favorable foreign exchange. KPG's operating profit has been positive for 13 consecutive quarters and has shown consistent improvement during that same period. The Company's equity in the earnings of KPG contributed positive results to other charges during the first nine months of 2003.

NexPress, the unconsolidated joint venture between Kodak and Heidelberg in which the Company has a 50% ownership interest, continues to increase unit placements of the NexPress 2100 Digital Production Color Press despite a weak printing market, with good customer acceptance and average monthly page volumes for these units running higher than planned.

Gross profit for the Commercial Imaging segment was $305 million for the first nine months of 2003 as compared with $333 million for the nine month period ended September 30, 2002, representing a decrease of $28 million, or 8%. The gross profit margin was 27.1% in the current year period as compared with 31.4% in the first nine months of 2002. The decrease in the gross profit margin of 4.3 percentage points was primarily attributable to (1) declines attributable to price/mix, which reduced gross profit margins by approximately 1.2 percentage points primarily due to declining contributions from traditional graphic arts products, (2) an increase in manufacturing cost which negatively impacted gross profit margins by approximately 2.8 percentage points, and (3) unfavorable exchange, which negatively impacted gross profit margins by 0.3 percentage point.

SG&A expenses for the Commercial Imaging segment increased $4 million, or 3%, from $144 million for the first nine months of 2002 to $148 million for the nine month period ended September 30, 2003, but decreased as a percentage of sales from 13.6% to 13.1%. The increase in SG&A expense was due to the impact of unfavorable exchange, which accounted for the entire $4 million increase.

R&D costs for the Commercial Imaging segment decreased $6 million, or 13%, from $46 million for the first nine months of 2002 to $40 million for the first nine months of 2003, and decreased as a percentage of sales from 4.3% to 3.5%.

Earnings from continuing operations before interest, other charges, and income taxes for the Commercial Imaging segment decreased $26 million, or 18%, from $143 million in the first nine months of 2002 to $117 million in the first nine months of 2003. This decrease is primarily attributable to the reasons described above.


All Other

Net worldwide sales for All Other were $71 million for the first nine months of 2003 as compared with $78 million for the first nine months of 2002, representing a decrease of $7 million, or 9%. Net sales in the U.S. decreased $5 million, or 13%, from $40 million for the nine month period ended September 30, 2002 to $35 million for the first nine months of 2003. Net sales outside the U.S. were $36 million in the first nine months of 2003 as compared with $38 million in the prior year period, representing a decrease of $2 million, or 5%.

SK Display Corporation, the OLED manufacturing joint venture between Kodak and Sanyo, is currently supplying OLED screens to the Company for its digital camera manufacturing and continues production scale-up with the goal of supplying production quantity OLED screens to the marketplace throughout the remainder of 2003.

The loss from continuing operations before interest, other charges, and income taxes for All Other was $58 million for the nine months ended September 30, 2003 as compared with a loss of $21 million for the first nine months of 2002, representing a decrease of $37 million. This decrease was primarily driven by increased levels of investment for the Company's Display business.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations were $.05 per basic and diluted share for the first nine months of 2003, as compared with a loss from discontinued operations for the first nine months of 2002 of $.02 per basic and diluted share. During the nine month period ended September 30, 2003, the Company reversed a tax reserve of $15 million through discontinued operations. The reversal of the tax reserve was triggered by the Company's repurchase of certain properties that were initially sold in connection with the 1994 divestiture of Sterling Winthrop Inc., which represented a portion of the Company's non-imaging health businesses. The repurchase of these properties will allow the Company to directly manage the environmental remediation that the Company is required to perform in connection with those properties, which will result in better overall cost control. In addition, the repurchase eliminated the uncertainty regarding the recoverability of tax benefits associated with the indemnification payments that were previously being made to the purchaser.


NET EARNINGS

Net earnings for the first nine months of 2003 were $246 million, or $.86 per basic and diluted share, as compared with net earnings for the first nine months of 2002 of $657 million, or $2.25 per basic and diluted share, representing a decrease of $411 million, or 63%. This decrease is primarily attributable to the reasons outlined above.
-----------------------------------------------------------------------

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

During the second quarter of 2003, the Company recorded an additional severance charge of $1 million in continuing operations relating to the elimination of 25 manufacturing positions in Mexico, which were associated with the relocation of Mexican sensitizing operations and that were anticipated under its Fourth Quarter, 2002 Restructuring Program. The reduction of 25 positions and the related severance charge of $1 million are reflected in the Fourth Quarter, 2002 Restructuring Program table below.

During the third quarter of 2003, the Company recorded an additional charge of $4 million in continuing operations relating to the elimination of 200 U.S. manufacturing positions, which were eliminated as a result of the relocation of the U.S. one-time-use camera assembly operations and that were anticipated under the Fourth Quarter, 2002 Restructuring Program. The reduction of 200 positions and the related severance charge of $4 million are reflected in the Fourth Quarter, 2002 Restructuring Program table below. All actions anticipated under the Fourth Quarter, 2002 Restructuring Program have now been completed.

The following table summarizes the activity with respect to the severance and exit cost charges recorded in connection with the focused cost reductions that were announced in the fourth quarter of 2002 and the remaining balance in the related reserves at September 30, 2003:

(dollars in millions)

                                              Exit
                     Number of    Severance   Costs
                     Employees     Reserve   Reserve   Total
                     ---------    --------   -------  -------

Q4, 2002 charges       l,l50      $  55       $ 17     $ 72
Q4, 2002 utilization    (250)        (2)         -       (2)
                      ------      -----       ----     ----
Balance at 12/31/02      900         53         17       70
Q1, 2003 charges         450         16          -       16
Q1, 2003 utilization    (850)       (24)        (2)     (26)
                      ------      -----       ----     ----
Balance at 3/31/03       500         45         15       60
Q2, 2003 charges          25          1          -        1
Q2, 2003 utilization    (500)       (11)        (4)     (15)
                      ------      -----       ----     ----
Balance at 6/30/03        25         35         11       46
Q3, 2003 charges         200          4          -        4
Q3, 2003 utilization    (225)        (8)        (2)     (10)
                      ------      -----       ----     ----
Balance at 9/30/03         0      $  31       $  9      $40
                      ======      =====       ====     ====


The severance charges taken in the third quarter and first three quarters of 2003 of $4 million and $21 million, respectively, were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2003, respectively. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items. Severance payments will continue beyond 2003 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time. Most exit costs are expected to be paid during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003.

As a result of initiatives implemented under the Fourth Quarter, 2002 Restructuring Program, the Company recorded $3 million and $24 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2003, respectively. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144, and the year-to-date amount of $24 million was comprised of $15 million relating to equipment used in the manufacture of cameras, $6 million for lab equipment used in photofinishing and $3 million for sensitized manufacturing equipment that will be used until their abandonment in 2003.

Cost savings resulting from the implementation of all Fourth Quarter, 2002 Restructuring Program actions are in line with the original estimate and are still expected to be approximately $90 million to $95 million in 2003 and $205 million to $210 million on an annual basis thereafter.

The $7 million of charges recorded in the third quarter of 2003 were applicable to the Photography segment. The year-to-date charges of $45 million included $30 million of charges applicable to the Photography segment, $3 million relating to the Commercial Imaging segment and $12 million associated with manufacturing, research and development, and administrative functions, which are shared across all segments.

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

The total restructuring charges for continuing operations recorded in the third quarter of 2003 for actions that were contemplated under the First Quarter, 2003 Restructuring Program were $24 million, which was composed of severance, long-lived asset impairments and exit costs of $19 million, $1 million and $4 million, respectively. The severance charge related to the termination of 925 employees, including approximately 800 photofinishing and 125 administrative positions. The geographic composition of the employees to be terminated include approximately 700 in the United States and Canada and 225 throughout the rest of the world. The reduction of the 925 positions and the $23 million charge for severance and exit costs are reflected in the First Quarter, 2003 Restructuring Program table below. All actions anticipated under the First Quarter, 2003 Restructuring Program have now been completed.

The following table summarizes the activity with respect to the severance and exit cost charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balances in the related reserves at September 30, 2003:

(dollars in millions)

                                             Exit
                     Number of   Severance   Costs
                     Employees    Reserve   Reserve   Total
                     ---------   --------   -------   -----
Q1, 2003 charges           425     $ 28      $  -     $ 28
Q1, 2003 utilization      (150)      (2)        -       (2)
                         -----     ----      ----     ----
Balance at 3/31/03         275       26         -       26
Q2, 2003 charges           500       20         4       24
Q2, 2003 utilization      (500)     (13)        -      (13)
                          ----     ----      ----     ----
Balance at 6/30/03         275       33         4       37
Q3, 2003 charges           925       19         4       23
Q3, 2003 utilization      (400)     (12)       (1)     (13)
                          ----     ----      ----     ----
Balance at 9/30/03         800     $ 40      $  7     $ 47
                          ====     ====      ====     ====

The first quarter charges of $28 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2003. The second quarter charges for severance, long-lived asset impairments and exit cost reserves were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2003. The third quarter charges for severance, long-lived asset impairments and exit cost reserves were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2003. The charges taken for inventory write-downs of $1 million were reported in cost of goods sold in the accompanying
Consolidated Statement of Earnings for the nine months ended
September 30, 2003, respectively. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items. Severance payments relating to the First Quarter, 2003 Restructuring Program actions will be paid during the period from 2003 through 2005 since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time.
Most exit costs are expected to be paid during 2003. However, certain costs, such as long-term lease payments, will be paid over periods after 2003.

In addition to the $29 million of restructuring charges recorded in the second quarter of 2003 under the First Quarter, 2003 Restructuring Program, the Company recorded $17 million of charges in the second quarter associated with the Company's exit from the Photography segment's Phogenix joint venture with Hewlett Packard. The $17 million charge included approximately $2 million of inventory write-downs, $6 million of long-lived asset impairments and $9 million of exit costs. The inventory write-downs were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2003. The long-lived asset impairments and exit costs were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2003. The exit costs, which represent the only cash portion of the charge, are expected to be paid during the remainder of 2003.

As a result of initiatives implemented under the First Quarter, 2003 Restructuring Program, the Company recorded $16 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2003. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144. The year-to-date amount of $16 million relates to lab equipment used in photofinishing that will be used until their abandonment in 2003. The Company will incur accelerated depreciation charges of $14 million in the fourth quarter of 2003, $13 million in the first quarter of 2004 and $2 million in the second quarter of 2004 as a result of the initiatives implemented under the First Quarter, 2003 Restructuring Program.

Cost saving resulting from the implementation of all First Quarter, 2003 Restructuring Program actions are expected to be approximately $35 million to $50 million in 2003 and $65 million to $85 million on an annual basis thereafter.

The charges of $40 million recorded in the third quarter of 2003 included $36 million applicable to the Photography segment. The remaining $4 million was applicable to administrative functions, which are shared across all segments. The charges of $97 million recorded in the nine months ended September 30, 2003 included $76 million applicable to the Photography segment and $5 million applicable to the Commercial Imaging segment. The remaining $16 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

                 Third Quarter, 2003 Restructuring Program

During the third quarter of 2003, the Company announced that it intends to implement a series of cost reduction actions during the last two quarters of 2003 and the first two quarters of 2004, which are expected to result in pre-tax charges totaling $350 million to $450 million. It is anticipated that these actions will result in a reduction of approximately 4,500 to 6,000 positions worldwide primarily relating to the rationalization of global manufacturing assets, reduction of corporate administration and R&D, and the consolidation of the infrastructure and administration supporting the Company's consumer imaging and professional products and services operations. The Company expects the 2004 cost savings as a result of these actions to be $275 million to $325 million, with annual savings of $300 million to $400 million thereafter.

The Company implemented certain actions under this Program during the third quarter of 2003. As a result of these actions, the Company recorded a severance charge of $123 million in continuing operations relating to the terminations of approximately 1,700 people, including approximately 1,100 administrative, 275 manufacturing, 200 photofinishing and 125 research and development positions. The geographic composition of the employees to be terminated include approximately 1,075 in the United States and Canada and 625 throughout the rest of the world. The reduction of the 1,700 positions and the $123 million charge for severance costs are reflected in the Third Quarter, 2003 Restructuring Program table below. In addition, during the third quarter the Company took a $1 million charge for long-lived asset impairments that was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2003.

The following table summarizes the activity with respect to the severance charges recorded in connection with the focused cost reductions that were announced in the third quarter of 2003 and the remaining balances in the related reserves at September 30, 2003:

(dollars in millions)

                     Number of   Severance
                     Employees    Reserve   Total
                     ---------   --------   -----
Q3, 2003 charges         1,700     $123      $123
Q3, 2003 utilization      (100)      (3)       (3)
                         -----     ----      ----
Balance at 9/30/03       1,600     $120      $120
                         =====     ====      ====

The severance charges taken in the third quarter of 2003 of $123 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2003, respectively. The severance costs require the outlay of cash, while the long-lived asset impairment represents a non-cash item. Severance payments relating to the third quarter restructuring actions will be paid during the period from 2003 through 2005, since, in many instances, the terminated employees can elect or are required to receive their severance payments over an extended period of time.

As a result of initiatives implemented under the Third Quarter, 2003 Restructuring Program, the Company recorded $14 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2003. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144. The year-to-date amount of $14 million relates to sensitized manufacturing facilities and equipment that will be used until their abandonment in 2003 and 2004. The Company will incur accelerated depreciation charges of $18 million in the fourth quarter of 2003, $10 million in the first quarter of 2004, and $1 million in the second quarter of 2004 as a result of the initiatives implemented under the Third Quarter, 2003 Restructuring Program.

The charges of $138 million recorded in the third quarter of 2003 included $51 million applicable to the Photography segment, and $5 million applicable to the Commercial Imaging segment. The remaining $82 million was applicable to manufacturing, research and development, and administrative functions, which are shared across segments.

With respect to the Third Quarter, 2003 Program, the Company anticipates completing the remaining initiatives originally contemplated under the Program by the end of the second quarter of 2004. As a result of these initiatives, an additional 2,600 to 4,100 positions will be eliminated throughout the world by the end of the second quarter of 2004. The estimated cost to complete these remaining initiatives will be in the range of $200 million to $300 million. The Company now expects the 2004 cost savings as a result of all actions contemplated under the Third Quarter, 2003 Restructuring Program to be $250 million to $300 million in 2004, with annual savings of $275 million to $375 million thereafter.

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

The remaining severance reserve of $13 million as of September 30, 2003 has not been paid since, in many instances, the terminated employees could elect or were required to receive their severance payments over an extended period of time. However, substantially all of these payments will be made by the end of 2003. Most of the remaining exit cost reserves of $15 million as of September 30, 2003 represent long-term lease payments, which will be paid over periods after 2003.
-----------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $414 million to $983 million at September 30, 2003. The increase resulted primarily from $843 million of net cash provided by operating activities and $30 million of net cash provided by financing activities, partially offset by $474 million of net cash used in investing activities.

The net cash provided by operating activities of $843 million was partially attributable to net earnings of $246 million, which, when adjusted for the earnings from discontinued operations, equity in losses from unconsolidated affiliates, gain on sale of assets, depreciation and amortization, benefit from deferred taxes, and restructuring costs, asset impairments and other charges, provided $919 million of operating cash. Also contributing to the net cash provided by operating activities were the cash receipt of $19 million in connection with the Sterling Winthrop Inc. settlement and the $93 million impact of the change in long-term assets and other items, net, which were partially offset by increases in receivables of $68 million and inventories of $65 million and a decrease in liabilities excluding borrowings of $55 million. The net cash used in investing activities of $474 million was utilized primarily for capital expenditures of $353 million, business acquisitions of $88 million and investments in unconsolidated affiliates of $54 million, which were partially offset by net proceeds from sales of assets of $21 million. The net cash provided by financing activities of $30 million was primarily the result of a net increase in borrowings of $276 million, partially offset by $258 million of dividend payments.

As of September 30, 2003, the Company's working capital was a negative $327 million. The negative working capital has been driven primarily by the level of outstanding short-term debt. Short-term debt has been issued or repaid to meet seasonal requirements and provide flexibility on timing for the issuance of long-term debt to meet potential long-term capital needs associated with investing activities. The Company regularly accesses the commercial paper (short-term debt) market in managing its working capital to fund its operating and investing activities. During the second quarter of 2003, the Company issued $550 million of long-term debt to replace $550 million of short-term debt resulting in improved working capital. Additionally, on October 10, 2003, the Company issued $1,075 million of long-term debt, comprised of $500 million of Senior Notes due 2013 and $575 million of Convertible Senior Notes due 2033, a portion of which will be used to repay commercial paper as it comes due and to further improve working capital. See further discussion in this section relating to these long-term debt issuances.

The Company maintains $2,485 million in committed bank lines of credit and $1,717 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity. On July 15, 2003, the Company's Board of Directors authorized the filing of a new shelf registration statement that would allow the Company to register an additional $2,000 million of long-term public debt securities. On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the "new debt shelf registration") for the issuance of up to $2,000 million of new debt securities. Pursuant to Rule 429 under the Securities Act of 1933, $650 million of remaining unsold debt securities under a prior shelf registration statement were included in the new debt shelf registration, thus giving the Company the ability to issue up to $2,650 million in public debt. These funding alternatives provide the Company with sufficient flexibility and liquidity to meet its working capital and investing needs. However, the success of future public debt issuances will be dependent on market conditions at the time of such an offering. Net working capital, excluding short-term borrowings, increased to $1,083 million from $474 million at year-end 2002. Including short-term borrowings, net working capital increased to negative $327 million from negative $968 million at year-end 2002. This increase is mainly attributable to higher cash, receivables and inventories balances, and lower accrued income taxes balances, partially offset by higher accounts payable and other current liabilities.

The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company's 10th business day each July and December to shareholders of record on the first business day of the preceding month. On April 15, 2003, the Company's Board of Directors declared a semi-annual cash dividend of $0.90 per share on the outstanding common stock of the Company. This dividend was paid on July 16, 2003 to shareholders of record at the close of business on June 2, 2003. On September 24, 2003, the Company's Board of Director's approved the reduction of the amount of the annual dividend to $.50 per share. On that same date, the Company's Board of Directors declared a semi-annual cash dividend of $.25 per share on the outstanding common stock of the Company. This dividend will be paid on December 12, 2003 to shareholders of record as of the close of business on November 3, 2003.

Capital additions were $353 million in the first three quarters of 2003, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements and ongoing environmental and safety initiatives. The Company has been working on plans to reduce capital spending. For the full year 2003, the Company now expects its capital spending, excluding acquisitions and equipment purchased for lease, to be approximately $500 million. Based on the year-to-date experience, the capital spending is in line with the full-year plan.

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

The Company has $2,225 million in committed revolving credit facilities, which are available to support the Company's commercial paper program and for general corporate purposes. The credit facilities are comprised of the $1,000 million 364-day committed revolving credit facility (364-Day Facility) expiring in July 2004 and a 5-year committed facility at $1,225 million expiring in July 2006 (5-Year Facility). If unused, they have a commitment fee of $4.5 million per year, at the Company's current credit rating of Baa3 and BBB- from Moody's and Standard & Poors (S&P), respectively. Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company's credit rating. Under the 364-Day Facility and 5-Year Facility, there is a financial covenant, which requires the Company to maintain a debt to EBITDA ratio of not greater than 3 to 1. In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. The Company was in compliance with this covenant at September 30, 2003. The Company does not anticipate that a violation is likely to occur.

The Company has other committed and uncommitted lines of credit at September 30, 2003 totaling $260 million and $1,717 million, respectively. These lines primarily support borrowing needs of the Company's subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Total outstanding borrowings against these other committed and uncommitted lines of credit at September 30, 2003 were $161 million and $384 million, respectively. These outstanding borrowings are reflected in the short-term borrowings and long-term debt, net of current portion balances in the accompanying Consolidated Statement of Financial Position at September 30, 2003.

At September 30, 2003, the Company had $849 million in commercial paper outstanding, with a weighted average interest rate of 1.81%. To provide additional financing flexibility, the Company has an accounts receivable securitization program, which provides for borrowings up to a maximum of $250 million. At September 30, 2003, the Company had outstanding borrowings under this program of $63 million. The estimated annualized interest rate under this program is 2.04%.

On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the "new debt shelf registration") for the issuance of up to $2,000 million of new debt securities. The new debt shelf registration became effective on September 19, 2003. Pursuant to Rule 429 under the Securities Act of 1933, $650 million of remaining unsold debt securities under a prior shelf registration statement were included in the new debt shelf registration, giving the Company the ability to issue up to $2,650 million in public debt.

On October 10, 2003, the Company completed the offering and sale of $500 million aggregate principal amount of Senior Notes due 2013 (the "Notes"), which was made pursuant to the Company's new debt shelf registration. Interest on the Notes will accrue at the rate of 7.25% per annum and is payable semiannually. The Notes are not redeemable at the Company's option or repayable at the option of any holder prior to maturity. The Notes are unsecured and unsubordinated obligations and rank equally with all of the Company's other unsecured and unsubordinated indebtedness. After issuance of the above debt, the Company has $2,150 million of availability remaining under the new debt shelf registration.

Concurrent with the offering and sale of the Senior Notes, on October 10, 2003, the Company completed the private placement of $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the "Securities") to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Interest on the Securities will accrue at the rate of 3.375% per annum and is payable semiannually.
The Securities are unsecured and rank equally with all of the Company's other unsecured and unsubordinated indebtedness.

The Securities contain a number of conversion features that include substantive contingencies. The Securities are convertible by the holders at an initial conversion rate of 32.2373 shares of the Company's common stock for each $1,000 principal amount of the Securities, which is equal to an initial conversion price of $31.02 per share. The holders may convert their Securities, in whole or in part, into shares of the Company's common stock under any of the following circumstances: (1) during any calendar quarter, if the price of the Company's common stock is greater than or equal to 120% of the applicable conversion price for at least 20 trading days during a 30 consecutive trading day period; (2) during any five consecutive trading day period following any 10 consecutive trading day period in which the trading price of the Securities for each day of such period is less than 105% of the conversion value, and the conversion value for each day of such period was less than 95% of the principal amount of the Securities (the "Parity Clause"); (3) if the Company has called the Securities for redemption; (4) upon the occurrence of specified corporate transactions such as a consolidation, merger or binding share exchange pursuant to which the Company's common stock would be converted into cash, property or securities; and (5) if the credit rating assigned to the Securities by either Moody's or S&P is lower than Ba2 or BB, respectively, which represents a three notch downgrade from the Company's current standing, or if the Securities are no longer rated by at least one of these services or their successors (the "Credit Rating Clause").

The Company may redeem some or all of the Securities at any time on or after October 15, 2010 at a purchase price equal to 100% of the principal amount of the Securities plus any accrued and unpaid interest. Upon a call for redemption by the Company, a conversion trigger is met whereby the holder of each $1,000 Convertible Senior Note may convert such note to shares of the Company's common stock. The holders have the right to require the Company to purchase their Securities for cash at a purchase price equal to 100% of the principal amount of the Securities plus any accrued and unpaid interest on October 15, 2010, October 15, 2013, October 15, 2018, October 15, 2023
and October 15, 2028 or upon a fundamental change as described in the offering memorandum filed under Rule 144A in conjunction with the private placement of the Securities.

The Company agrees to initially file within 90 days and make effective within 180 days after the earliest date of original issuance of the Securities, a shelf registration statement under the Securities Act of 1933 relating to the resale of the Securities and the common stock to be issued upon conversion of the Securities pursuant to a registration rights agreement. If the Company fails to comply with some of its obligations under the registration rights agreement, until such failures are cured, the Company would be required to pay the holders of the Securities and the holders of the common stock issued upon conversion an amount equal to .25% to .50%, depending on the length of time taken to cure the failure (not to exceed .50% per annum), of the aggregate principal amount of the Securities or the conversion price of the stock per annum. The Company will hold in treasury stock a sufficient number of shares to cover potential future conversions of these Securities into common stock.

Certain of the conversion and other features contained in the Securities are deemed to be embedded derivatives as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". These embedded derivatives include the Parity Clause, any specified corporate transaction outside of the Company's control such as a hostile takeover, the Credit Rating Clause, and the provision that requires the Company to pay additional amounts if it fails to comply with some of its obligations under the registration rights agreement.
A preliminary valuation indicated that these embedded derivatives would not materially impact the Company's financial position, results of operations or cash flows. A formal external valuation is currently being performed to confirm the preliminary assessment, and should be completed during the fourth quarter of 2003. In addition, as the contingencies surrounding the conversion features are substantive, the shares to be potentially issued upon triggering a conversion event will be excluded from the earnings per share calculation until such time as a contingency lapses and the effect of issuing such shares is dilutive.

On July 21, 2003, S&P lowered its rating on Kodak's long-term debt from BBB+ to BBB. S&P further stated that the Company's long-term and short-term debt ratings would remain on CreditWatch, with negative implications. On July 22, 2003, Fitch reaffirmed the Company's long-term debt and commercial paper ratings at BBB and F2, respectively, but changed the Rating Outlook to negative from stable. On July 23, 2003, Moody's placed the Company's long-term and short-term debt ratings of Baa1 and Prime 2, respectively, on Review for possible downgrade. On August 8, 2003, Moody's lowered the Company's long-term debt rating to Baa2 from Baa1, and the long-term and short-term debt ratings were kept on Review. On August 11, 2003, Fitch lowered the Company's long-term debt rating to BBB- from BBB, lowered its commercial paper rating to F3 from F2, and reaffirmed its outlook as negative. On September 19, 2003, Moody's lowered the Company's long-term debt rating to Baa3 from Baa2, lowered its short-term debt rating to Prime-3 from Prime-2, and changed its outlook to negative. This action concluded a Review that was announced on July 23, 2003. On September 25, 2003, S&P lowered its long-term and short-term debt ratings to BBB- and A-3 from BBB and A-2, respectively, and removed these ratings from CreditWatch.
Additionally, S&P revised its outlook to stable from negative.

The long-term and short-term debt rating downgrades and negative outlooks reflect the rating agencies' concerns about (1) the Company's weakened sales and profitability in the core photographic businesses due to continuing pricing pressure from competitors, (2) continued digital substitution, including doubts about the profit potential of digital imaging relative to conventional photography, (3) unfavorable economic factors, including reduced leisure travel, (4) potential future restructuring actions that may restrict cash flow, slowing efforts to reduce debt, (5) reduced financial flexibility resulting from the acquisition of PracticeWorks, Inc., (6) the likelihood that debt reduction will be slowed in the short to medium term due to the Company's rising business risk and investment strategies and (7) the financial burden of its significant unfunded postretirement benefit liabilities. The reaffirmations of the Company's credit ratings and stable outlooks reflect the rating agencies' views about (1) the Company's leading position in the U.S. and global markets for traditional photography products and services, (2) its good geographic diversity, (3) its solid position in the health imaging area, and (4) the expectation that the Company's 72% dividend cut will enable it to reduce debt over the near term while still investing for growth in existing and new imaging businesses.

These credit rating actions have limited the Company's access to commercial paper borrowings. As a result and as noted before, on October 10, 2003, the Company issued $1,075 million of long-term debt through an offering and sale of $500 million of Senior Notes due 2013 and a concurrent private placement of $575 million of Convertible Senior Notes due 2033. With the proceeds received from the $1,075 million of long-term debt issued, the Company plans to fund the U.S. portion of the PracticeWorks, Inc. acquisition and to repay commercial paper as it comes due. The replacement of the outstanding commercial paper with new long-term debt will cause the Company's interest expense to increase. For example, the Company's outstanding commercial paper at September 30, 2003 had a weighted average annual interest rate of 1.81% as compared with an annual interest rate of 7.25% on the Senior Notes and 3.375% on the Convertible Senior Notes, representing a weighted average difference of 3.33 percentage points.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt, with the exception of the following: $32 million in term notes that will amortize through 2005 that can be accelerated if the Company's credit rating from S&P or Moody's were to fall below BBB- and Baa3, respectively; and the outstanding borrowings under the accounts receivable securitization program if the Company's credit ratings from S&P or Moody's were to fall below BBB- and Baa3, respectively, and such condition continued for a period of 30 days. Additionally, the Company estimates that letters of credit or other financial support could be required in support of insurance, environmental and supplies obligation of up to $138 million. Further downgrades in the Company's credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives. However, the Company has access to $2,225 million in committed revolving credit facilities to meet unanticipated funding needs should it be necessary.

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At September 30, 2003, these guarantees totaled a maximum of $330 million, with outstanding guaranteed amounts of $161 million. The maximum guarantee amount includes guarantees of up to: $160 million of debt for KPG ($63 million outstanding); $6 million for other unconsolidated affiliates and third parties ($6 million outstanding); and $164 million of customer amounts due to banks in connection with various banks' financing of customers' purchase of products and equipment from Kodak ($92 million outstanding). The KPG debt facility and the related guarantee mature on December 31, 2005, but may be renewed at KPG's, the joint venture partners' and the bank's discretion. The guarantees for the other unconsolidated affiliates and third party debt mature between October 2003 and May 2006 and are not expected to be renewed. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to 3 years for long-term equipment financing arrangements. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee; however, this activity is not material. Management believes the likelihood is remote that material payments will be required under any of these guarantees disclosed above. With respect to the guarantees that the Company issued in the three and nine months ended September 30, 2003, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors. Through internal analysis and external valuations, the Company determined that the fair value of the guarantees was not material to the Company's financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries. The maximum amount guaranteed is $706 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $525 million. These guarantees expire in 2003 through 2005 with the majority expiring in 2004.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest. As of September 30, 2003, the Company has not been required to guarantee any of the SK Display Corporation's outstanding debt.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the three and nine months ended September 30, 2003 was not material to the Company's financial position, results of operations or cash flows.

In connection with the Company's investment in China that began in 1998, certain unaffiliated entities invested in two Kodak consolidated companies with the opportunity to put their minority interests to Kodak for cash at any time after the third anniversary, but prior to the tenth anniversary, of the date on which the two companies were established. The total exercise price in connection with the remaining put options, which increases at a rate of 2% per annum, is approximately $56 million at September 30, 2003. The Company expects that the remaining two put options amounting to $56 million in total will be exercised within the next three months.

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and a subsidiary of Dana Credit Corporation
(DCC), a wholly owned subsidiary of Dana Corporation. Qualex accounts for its investment in ESF under the equity method of accounting. ESF provides a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit. As part of the operations of its photofinishing business, Qualex sells equipment under a sales-type lease arrangement and records a long-term receivable. These long-term receivables are subsequently sold to ESF without recourse to Qualex. ESF incurs long-term debt to finance the purchase of the receivables from Qualex. This debt is collateralized solely by the long-term receivables purchased from Qualex and, in part, by a $60 million guarantee from DCC. Qualex provides no guarantee or collateral to ESF's creditors in connection with the debt, and ESF's debt is non-recourse to Qualex. Qualex's only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases. Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Qualex has risk with respect to the ESF arrangement as it relates to its continued ability to procure spare parts from the primary photofinishing equipment vendor (the Vendor) to fulfill its servicing obligations under the leases. This risk is attributable to the fact that, throughout 2002, the Vendor was experiencing financial difficulty which ultimately resulted in its filing for bankruptcy on December 24, 2002. Since that time, certain of its affiliates have also filed for bankruptcy in the various countries in which they are organized. Although the lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. ESF's outstanding lease receivable amount was approximately $396 million at September 30, 2003.

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

Effective July 22, 2003, ESF entered into an agreement amending the Receivables Purchase Agreement (RPA). Under the amended RPA agreement, maximum borrowings were lowered to $257 million. Total outstanding borrowings under the RPA at September 30, 2003 were $257 million. The amended RPA extends through July 2004, at which time the RPA can be extended or terminated. If the RPA were terminated, ESF would need to find an alternative financing solution for borrowings under the RPA. Pursuant to the ESF partnership agreement between Qualex and DCC, commencing October 6, 2003, Qualex no longer sells its lease receivables to ESF. Qualex currently is utilizing the services of Imaging Financial Services, Inc., a wholly owned subsidiary of General Electric Capital Corporation as an alternative financing solution for prospective leasing activity with its customers.

At September 30, 2003, the Company had outstanding letters of credit totaling $99 million and surety bonds in the amount of $108 million primarily to ensure the completion of environmental remediations and payment of possible casualty and workers' compensation claims. The Company could be required to increase the dollar amount of its letters of credit or other financial support up to $138 million in relation to these matters if its Moody's and S&P long-term debt credit ratings are reduced to below the current ratings of Baa3 and BBB-, respectively.
-----------------------------------------------------------------------

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 impacts the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003. The Company primarily accounts for employee termination actions under SFAS No. 112, which requires recording when such charges are probable and estimable. As such, the adoption of SFAS No. 146 did not have a material impact for the three and nine months ended September 30, 2003, as there were no significant one-time severance actions or other exit costs that were subject to SFAS No. 146.

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

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company's financial position, results of operations or cash flows.

The EITF has reached a consensus on EITF Issue No. 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software," which indicates that, for an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-related elements within that arrangement are included within the scope of SOP 97-2. The guidance in the consensus is effective for the Company for revenue arrangements entered into after September 30, 2003. The Company is currently evaluating the effect that the adoption of EITF 03-05 will have on the Company's financial position, results of operations and cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. Originally, for VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. However, on October 8, 2003, the FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ending after December 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. See Note 6, "Variable Interest Entities" for these disclosures. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its financial position, results of operations and cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

Actual results may differ from those expressed or implied in forward-looking statements. In addition, any forward-looking statements represent our estimates only as of October 22, 2003, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change. The forward-looking statements contained in this report are subject to a number of risk factors, including the successful: implementation of product strategies (including category expansion, digitization, OLED, and digital products); implementation of intellectual property licensing strategies; development and implementation of e-commerce strategies; completion of information systems upgrades, including SAP; completion of various portfolio actions; reduction of inventories; improvement in manufacturing productivity; improvement in receivables performance; reduction in capital expenditures; improvement in supply chain efficiency; implementation of future focused cost reductions, including personnel reductions; and development of the Company's business in emerging markets like China, India, Brazil, Mexico, and Russia. The forward-looking statements contained in this report are subject to the following additional risk factors: inherent unpredictability of currency fluctuations and raw material costs; competitive actions, including pricing; the nature and pace of technology evolution, including the analog-to-digital shift; continuing customer consolidation and buying power; general economic and business conditions; and other risk factors disclosed herein and from time to time in the Company's filings with the Securities and Exchange Commission.

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

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at September 30, 2003 and 2002, the fair value of open forward contracts would have increased $49 million and $18 million, respectively. Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at September 30, 2003 and 2002, the fair value of open forward contracts would have decreased $4 million and $4 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 38 basis points) higher at September 30, 2003, the fair value of short-term and long-term borrowings would have decreased $1 million and $15 million, respectively. Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 39 basis points) higher at September 30, 2002, the fair value of short-term and long-term borrowings would have decreased $1 million and $17 million, respectively.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at September 30, 2003 was not significant to the Company.
---------------------------------------------------------------------

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

                      Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Effective July 2, 2003, Eastman Kodak Company and the New York State Department of Environmental Conservation entered into an administrative Consent Order that resolved Kodak's civil/administrative liability for alleged violations, under the New York State chemical bulk storage regulations, associated with certain spills and releases, and for alleged violations of the New York State hazardous waste program, at the Company's Kodak Park facility in Rochester, New York, from August 1999 to May 2003. Pursuant to the terms of the Consent Order, Kodak paid a civil penalty of $210,000.
--------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 92.

(b)  Reports on Form 8-K
On July 21, 2003, the Company furnished (not filed) under Item 5 the press release issued July 21, 2003 relating to the agreement by the Company to acquire the shares of PracticeWorks, Inc.

On July 23, 2003, the Company furnished (not filed) pursuant to Item 12 under Item 9 (in accordance with the interim filing guidance for these Items) the press release and related financial discussion document relating to the results of its second fiscal quarter ended June 30, 2003, which was also filed as an exhibit under Item 7.
----------------------------------------------------------------------


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASTMAN KODAK COMPANY
                                       (Registrant)

Date    October 24, 2003
                                    Robert P. Rozek
                                    Controller
----------------------------------------------------------------------

              Eastman Kodak Company and Subsidiary Companies
            Index to Exhibits and Financial Statement Schedules

Exhibit
Number


(12)  Statement Re Computation of Ratio of Earnings to Fixed Charges.

(31.1)  Certification Pursuant to 18 U.S.C. Section 1350, as
        Adopted Pursuant to Section 302 of the Sarbanes-Oxley
        Act of 2002.

(31.2)  Certification Pursuant to 18 U.S.C. Section 1350, as
        Adopted Pursuant to Section 302 of the Sarbanes-Oxley
        Act of 2002.

(32.1)  Certification Pursuant to 18 U.S.C. Section 1350, as
        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002.

(32.2)  Certification Pursuant to 18 U.S.C. Section 1350, as
        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002.