Form 10-K
period 2003-12-31
EASTMAN KODAK CO
filed 2004-03-15
CIK 31235

       1 of 193 pages



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

X     Annual report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the year ended December 31, 2003 or

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2003, was approximately $7.8 billion. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant's common stock as of March 5, 2004 was 286,611,414 shares of common stock.


                    DOCUMENTS INCORPORATED BY REFERENCE

                           PART III OF FORM 10-K

The following information was incorporated by reference from the 2004 Annual Meeting and Proxy Statement:

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11 - EXECUTIVE COMPENSATION

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

Item 14 - PRINCIPAL AUDITOR FEES AND SERVICES

                                  PART I
ITEM 1.  BUSINESS
Kodak is the leader in helping people take, share, print and view images for information and for entertainment. The Company is a major participant in infoimaging, a $385 billion industry composed of devices (digital cameras and flat-panel displays), infrastructure (online networks and delivery systems for images) and services & media (software, film and paper) enabling people to access, analyze and print images.

As of and for the year ended December 31, 2003, the Company reported financial information for three reportable segments (Photography, Health Imaging and Commercial Imaging) and All Other. However, in August of 2003, the Company announced the realignment of its operations to accelerate growth in the commercial and consumer digital imaging markets. In connection with the realignment, the Company's new reporting structure will be implemented beginning in the first quarter of 2004 as outlined below:

Digital and Film Imaging Systems Segment: The Digital and Film Imaging Systems segment comprises the same products and services as the current Photography segment without change. This segment provides consumers, professionals and cinematographers with digital and traditional products and services.

Health Imaging Segment: There were no changes to the Health Imaging segment. This segment supplies the healthcare industry with traditional and digital image capture and output products and services.

Commercial Imaging Segment: Subsequent to the realignment, the Commercial Imaging segment is composed of document imaging products and services, commercial and government systems products and services, and optics. Prior to the realignment, optics was included in All Other. Beginning in the first quarter of 2004, this segment will exclude the results of Remote Sensing Systems and Research Systems, Inc., which were part of the commercial and government systems products and services, as a result of the sale of these businesses to ITT Industries, Inc. that was announced in February 2004. This segment offers image capture, output and storage products and services to businesses and government.

Commercial Printing Segment: As of January 1, 2004, the Commercial Printing segment is composed of the Company's equity investments in NexPress Solutions LLC (Kodak's 50/50 joint venture with Heidelberger Druckmaschinen AG (Heidelberg)) and Kodak Polychrome Graphics (Kodak's 50/50 joint venture with Sun Chemical), and the graphics and wide-format inkjet businesses. All of the above were formerly included in the Commercial Imaging segment prior to the realignment. This segment will also include the results of Scitex Digital Printing, which was acquired in January 2004 and has since been renamed Kodak Versamark, and the results of Heidelberg Digital LLC and Heidelberg's 50% share of NexPress Solutions LLC upon the closing of this acquisition, which is expected to occur in May 2004. This segment offers on-demand color printing and networking publishing systems.

All Other: All Other is composed of Kodak's display and components business for organic light emitting diode (OLED) displays, sensors and other small, miscellaneous businesses. These businesses offer state-of-the-art OLED displays and other specialty materials, and deliver imaging sensors to original equipment manufacturers (OEMs).

To further its growth, Kodak recently announced a new strategy that will be implemented over the next three years to complete its transition as the leader of the traditional photographic industry to a leadership position in emerging digital imaging markets. There are four key elements of the strategy:

     - Disciplined management of traditional imaging businesses to maximize cash generation over an extended period of time

     - Accelerated growth in the Company's existing portfolio of digital imaging products and services

     - Tightly focused and highly disciplined acquisition strategy to accelerate entry into existing and closely related business opportunities

     - New, longer-term organic growth opportunities in areas such as electronic displays and inkjet

By the end of 2006, Kodak expects to have achieved a balanced digital and traditional imaging products and services portfolio.

As previously mentioned, the realignment and the new reporting structure are effective for the first quarter of 2004. Accordingly, the following business discussion is based on the three reportable segments and All Other as they were structured as of and for the year ended December 31, 2003. Kodak's sales, earnings and identifiable assets by reportable segment for these three reportable segments and All Other for the past three years are shown in Note 23, "Segment Information."
--------------------------------------------------------------------

PHOTOGRAPHY SEGMENT

Sales from continuing operations of the Photography segment for 2003, 2002 and 2001 were (in millions) $9,232, $9,002, and $9,403, respectively.

This segment includes digital and traditional products for consumers, professional photographers and the entertainment industry. This segment combines digital and traditional photography and photographic services in all its forms, including consumer, advanced amateur, professional and motion picture. Kodak manufactures and markets films (consumer, professional and motion picture), photographic papers, processing services, photofinishing equipment, photographic chemicals, and cameras (including one-time-use, traditional and digital). Kodak has also developed products that bridge traditional silver halide and digital products. Products and services include kiosks, printer docks, consumer digital services and inkjet media. Other digitization options have been created to stimulate more pictures in the use and printing of these images, adding to the consumption of film and paper. These products serve amateur photographers, as well as professional, motion picture and television customers. In addition, Ofoto, Inc. has accelerated Kodak's growth in the online photography market and helped to drive more rapid adoption of digital and online services. Ofoto offers digital processing of digital images and traditional film, top-quality prints, private online image storage, sharing, editing and creative tools, frames, cards, photo calendars and other merchandise.

Digital product offerings are substituting for some of the traditional film and output products at varying rates. For example, the workflow improvements offered by digital are having relatively more significant effects in the professional markets, while digital is having little impact in the entertainment markets. The future impact of digital substitution on these film markets is difficult to predict due to a number of factors, including the pace of digital technology adoption, the underlying economic strength or weakness in major world markets, household film and media usage following a digital camera purchase, and the timing of digital infrastructure installation. Additionally, digital substitution is happening at varying rates depending on geography. For example, the pace of digital substitution in the consumer film market is more rapid in Japan, followed by the U.S. and Western Europe. For 2004, the Company estimates that consumer film industry volumes will decline in the U.S. by 10% to 12% and worldwide by 7% to 9% primarily due to digital substitution.

In June 2003, the Company completed its acquisition of Applied Science Fiction's proprietary rapid film processing technology and other assets. Applied Science Fiction's proprietary rapid film processing technology has been combined with Kodak's world-class expertise in kiosks to provide photo processing and printing in minutes from film or digital inputs.

In October 2003, the Company completed its acquisition of Laser-Pacific Media Corporation, a leading Hollywood-based post-production company. It provides a full spectrum of post-production services for television, home video and motion pictures, including film processing and transfer, editing, mastering, digital preview, and DVD compression and authoring services.

Marketing and Competition: The key elements of the Company's strategy with respect to the digital and traditional products and services in this segment include growth in digital capture, expansion of online services and mobile imaging, leadership in professional lab solutions, leadership in distributed output at retail and in the home, and intelligent management of the traditional film and paper products and services.

Traditional products and services for the consumer are sold direct to retailers and through distributors throughout the world. Price competition continues to exist in all marketplaces. To mitigate the impacts of price competition, the Company has been successful in continuing to move consumers up to higher value films and one-time-use cameras. To be more cost competitive with its traditional product offerings, the Company is continuing to move manufacturing operations to lower cost markets. As previously outlined, digital product offerings are substituting for some of the traditional film and output products, primarily in the U.S., Japan and Western Europe, as a large number of consumers actively use digital cameras. While this substitution to date has had an impact primarily on the Company's film and paper sales, and processing services in the U.S., Japan and Western Europe, the Company's strategy is to offset this by providing its own digital products, digitization services and output services. Despite the digital substitution that is occurring in the Japan, U.S. and Western Europe markets, the Company continues to realize the potential for significant growth in the sale of sensitized products outside the U.S., particularly in emerging markets including Russia, India and China, where the Company has expanded the number of outlets for Kodak products. To further accelerate the market for photography in China, the Company entered into an agreement with China Lucky Film Corporation in 2003 to work together in this regard. The final cooperative agreement became effective on February 10, 2004, when the Chinese government approved Kodak's acquisition of 20% of Lucky Film Co. Ltd. The Company also has photofinishing laboratories in many parts of the world and supplies photographic papers and chemicals to other entities that provide photofinishing services. The Company's primary laboratories provide consumers the opportunity to receive film images in traditional formats or digital form, either through Kodak Picture CD or the Company's retail online partners.

The Company's strategies in its consumer digital business are to drive image output and sharing in all forms and make digital easier to use. Consumer digital products, including digital cameras, self-contained printer docks that print pictures from digital cameras without the need for a personal computer, and inkjet media, are sold direct to retailers or distributors. Products are also available to customers through the Internet via online digital services like Ofoto. Products such as the Company's EasyShare digital camera system with the camera docks are intended to simplify digital imaging for consumers and thereby increase the popularity for sharing and printing digital photo files. The Company faces competition from other electronics manufacturers in this market, particularly on price and technological advances. Rapid price declines shortly after product introduction in this environment are common, as producers are continually introducing new models with enhanced capabilities, such as improved resolution and/or optical systems. Ofoto, the Company's online printing business, continues to demonstrate strong growth and has begun the establishment of a customer base in selected overseas markets in 2003. Late in 2003, the Company announced Kodak Mobile Service, which allows consumers with image-enabled mobile phones to store, share and print their images.

Traditional and digital professional products and services are sold direct to professional photographers and laboratories, or through dealers throughout the world. Although the Company continues to provide better performing and innovative traditional films and papers, the focus has shifted towards new products, systems and solutions focused on improving the digital workflow for professional photographers and laboratories. These solutions range from digital capture devices (digital cameras and scanners) designed to improve the image acquisition or digitalization process, software products designed to enhance and simplify the digital workflow, output devices (thermal printers and digital silver halide writers) designed to produce high quality images, and media (thermal and silver halide) optimized for digital workflows.

Throughout the world, almost all entertainment imaging products are sold direct to studios, laboratories, independent filmmakers, or production companies. Quality and availability are important factors for these products, which are sold in a price-competitive environment. As the entertainment industry adopts digital formats, the Company anticipates that it will face new competitors, including some of its current customers and other electronics manufacturers.

Kodak's advertising programs actively promote the segment's products and services in its various markets, and its principal trademarks, trade dress and corporate symbol are widely used and recognized. Kodak is frequently noted by trade and business publications as one of the most recognized and respected brands in the world.
-----------------------------------------------------------------------

HEALTH IMAGING SEGMENT

Sales from continuing operations of the Health Imaging segment for 2003, 2002 and 2001 were (in millions) $2,431, $2,274, and $2,262, respectively.

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

Products of the Health Imaging segment include traditional analog medical films, chemicals, and processing equipment. Kodak's history in traditional analog imaging has made it a leader in this area and has served as the foundation for building its important digital imaging business. The segment provides digital medical imaging and information products, systems and solutions, which are key components of future sales and earnings growth. These include digital print films, laser imagers, computed and digital radiography systems, and healthcare information systems (HCIS). The Health Imaging segment serves the general radiology market and specialty health markets, including dental, mammography and oncology. The segment also provides molecular imaging for the biotechnology research market.

In October 2003, the Company completed the acquisition of all of the outstanding shares of PracticeWorks, Inc., a leading provider of dental practice management software. In the purchase, Kodak also acquired PracticeWorks' subsidiary, Trophy Radiologie, S.A., a leading provider of dental digital radiographic imaging systems in Paris, France. This acquisition will enable Kodak to offer its customers a full spectrum of dental imaging products and services from traditional film to digital radiography and photography and is expected to move Health Imaging into the leading position in the dental practice management and dental radiographic markets.

In November 2003, the Company completed the acquisition of Algotec Systems, Ltd., a leading developer of advanced picture-archiving-and-communications systems (PACS), which is part of HCIS, in a move that improves Kodak's competitive position in the growing market for PACS, which enable radiology departments worldwide to digitally manage and store medical images and information.

Marketing and Competition: In the U.S., Canada and Latin America, health imaging consumables and analog equipment are sold through distributors. A significant portion of digital equipment and solutions is sold direct to end users, with the balance sold through distributors and OEMs. In the U.S., individual hospitals or groups of hospitals represented by, as buying agents, group purchasing organizations
(GPOs), account for a significant portion of consumables and analog and digital equipment sales industry-wide. The Health Imaging segment has secured long-term contracts with virtually all the major GPOs and, thus, has positioned itself well against competitors. In Europe, consumables and analog equipment are sold through distributors and value added service providers (VASPs) as well as direct to end users. Hospitals in Europe, which are a mix of private and government-funded types, employ a highly regimented tender process in acquiring medical imaging products. In addition to creating a competitive pricing environment, this process can result in a delay of up to 6 to 18 months between the time the tender is delivered to the hospital and the time the hospital makes a decision on the vendor. Additionally, the government-funded hospitals' budgets tend to be limited and restricted. Government reimbursement policies often drive the use of particular types of equipment and influence the transition from analog to digital imaging. These policies vary widely among European countries. In Asia and Japan, sales of all products are split between distributors and end users. In Europe, Asia and Japan, consumables and analog equipment are often sold as part of a media/equipment bundle. Digital equipment and solutions are sold direct to end-users and through OEMs in these three geographic areas.

Worldwide, the medical imaging market is crowded with a range of aggressive competitors. To compete aggressively, Kodak's Health Imaging segment has developed a full portfolio of value-adding products and services. Some competitors offer digital solutions similar to those of Kodak, and other competitors offer similar analog solutions or a mix of analog and digital. Health Imaging has a wide range of solutions from analog to digital as well as solutions combining both analog and digital technologies. Moreover, the segment's portfolio is expanding into new areas, including information technology, thus enabling the segment to offer solutions that combine medical images and information, such as patient reports, into one unified package for medical practitioners. Kodak will continue to innovate products and services to meet the changing needs and preferences of the marketplace.
---------------------------------------------------------------------

COMMERCIAL IMAGING SEGMENT

Sales from continuing operations of the Commercial Imaging segment for 2003, 2002 and 2001 were (in millions) $1,559, $1,456, and $1,454, respectively.

As of and for the year ended December 31, 2003, the Commercial Imaging segment encompassed Kodak's expertise in imaging solutions, providing image capture, analysis, printing and archiving. Markets for the segment include commercial printing and industrial, banking and insurance applications. Products include high-speed digital printing equipment, wide-format inkjet printers, inks, media and services, high-speed production document scanners, micrographic peripherals, and aerial, industrial, graphic and micrographic films. The Company also provides maintenance and professional services for Kodak and other manufacturers' products, as well as providing imaging services to customers. In addition, this segment includes the Company's equity interests in Kodak Polychrome Graphics LLC (KPG) and NexPress Solutions LLC (NexPress), which both serve commercial printing customers. The Company's equity in the income or loss of these interests is reflected in other charges, net.

KPG is an unconsolidated joint venture between Kodak and Sun Chemical Corporation in which Kodak owns a 50% interest. This joint venture is responsible for the photographic plate business, as well as for marketing Kodak graphic arts film, proofing materials and equipment.

NexPress is an unconsolidated joint venture between Kodak and Heidelberger Druckmaschinen AG (Heidelberg) in which Kodak owns a 50% interest that was formed for the purpose of developing and marketing new digital color printing solutions.

As previously mentioned, in connection with the business realignment that was announced in August of 2003, the results for the Company's commercial printing products, graphics products, inkjet products, and the Company's interests in KPG and NexPress will be reflected in the Commercial Printing reportable segment beginning in the first quarter of 2004.

In January 2004, Kodak acquired Scitex Digital Printing, now Kodak Versamark. This entity is a wholly owned subsidiary of Kodak focused in the transaction printing industry. Kodak Versamark provides a full set of high-speed, variable-data inkjet printers, inks, service and other consumables.

In February 2004, the Company announced its intent to sell to ITT
Industries, Inc. its RSS operations, which were not core to Kodak's strategy. The Company's RSS operation had sales in 2003 of approximately $425 million.

Additionally, in March 2004, the Company announced that it had agreed with Heidelberger Druckmaschinen AG (Heidelberg) to purchase Heidelberg's 50 percent interest in NexPress, which makes high-end, on-demand digital color printing systems, and the equity of Heidelberg Digital LLC, a leading maker of digital black-and-white variable-data printing systems. Kodak also will acquire NexPress GmbH, a German subsidiary of Heidelberg that provides engineering and development support, and certain inventory, assets, and employees of Heidelberg's regional operations or market centers. This acquisition advances the Company's strategy of diversifying its business portfolio, and accelerates its participation in the digital commercial printing industry.

Marketing and Competition: Throughout the world, document imaging products are sold primarily through distributors and value added resellers. The end users of these products include businesses in the banking and insurance sectors. While there is price competition, the Company has been able to maintain price by adding more attractive features to its products through technological advances. The Company has developed a wide range of digital products to meet the needs of customers who are interested in converting from traditional analog technology to new enterprise digital workflow solutions. Maintenance and professional services for Kodak and other manufacturer's products are sold either through the product distribution channel or directly to the end users of equipment. The Company provides imaging services in Asia which are sold directly to its customers and include both commercial and government customers.

Graphic products, primarily consisting of graphic films and chemistry, are sold directly by the Company to KPG. The growth in digital printing workflows has negatively affected the sale of graphic films. The Company has announced its intentions to become more active in digital printing products and services to participate in this growth segment. The recently announced acquisition of Scitex Digital Printing, now Kodak Versamark, was an important step in this direction.

Similar to document imaging products, inkjet products are sold primarily through a two-tiered distribution channel.  The Company remains competitive by focusing on developing new ink and media formulations, new printer technologies, new software and training enhancements.
-----------------------------------------------------------------------

ALL OTHER

Sales from continuing operations comprising All Other for 2003, 2002 and 2001 were (in millions) $95, $103, and $110, respectively.

All Other consists primarily of the Kodak components group, which represents an effort by Kodak to diversify into high-growth product areas that are consistent with the Company's historical strengths in imaging science. As of and for the year ended December 31, 2003, the Kodak components group was comprised of the Kodak display business, the imaging sensor solutions business and an optics business. Products of this group include OLED displays, imaging sensor solutions, and optics and optical systems. As previously mentioned, in connection with the realignment that was announced in August of 2003, the results for optics and optical systems will be reflected in the Commercial Imaging reportable segment beginning in the first quarter of 2004.

OLED technology, pioneered by Kodak, enables full-color, full-motion flat-panel displays with a level of brightness and sharpness not possible with other technologies. Kodak has a leading intellectual property position in this field. Unlike traditional liquid-crystal displays (LCDs), OLEDs are self-luminous and do not require backlighting. This eliminates the need for bulky and environmentally undesirable mercury lamps and yields a thinner, more compact display. Unlike other flat panel displays, OLEDs have a wide viewing angle (up to 160 degrees), even in bright light. Their lower power consumption makes them especially well suited for portable and mobile devices. As a result of this combination of features, OLED displays communicate information in a more engaging way while adding less weight and taking up less space.

In 2001, the Company and SANYO Electric Co., Ltd. established a global business venture, the SK Display Corporation, to manufacture OLED displays for consumer devices such as cameras, PDAs, and portable entertainment machines. Kodak holds a 34% ownership interest and SANYO holds a 66% interest in the business venture.
--------------------------------------------------------------------

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial information by geographic area for the past three years is shown in Note 23, "Segment Information."
-------------------------------------------------------------------

RAW MATERIALS

The raw materials used by the Company are many and varied, and are generally available. Silver is one of the essential materials used in the manufacture of films and papers. The Company purchases silver from numerous suppliers under annual agreements or on a spot basis. Pulp is an essential material in the manufacture of photographic papers. The Company has contracts to acquire pulp from several vendors during the next one to two years. Electronic components are prevalent in the Company's equipment offerings. The Company has entered into contracts with numerous vendors to supply these components over the next one to two years.
-----------------------------------------------------------------------

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

With respect to the Health Imaging and Commercial Imaging segments, the sales of consumable products, which generate the major portion of the earnings of these segments, tend to occur uniformly throughout the year. Sales of the lower margin equipment products in these segments tend to be highest in the fourth quarter as purchases by commercial and healthcare customers are linked to their year-end capital budget management process.
-----------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development.

Research and development expenditures for the Company's three reportable segments and All Other for 2003, 2002 and 2001 were as follows:

(in millions)                    2003       2002       2001

Photography                      $481       $513       $542
Health Imaging                    178        152        152
Commercial Imaging                 51         63         58
All Other                          71         34         27
                                 ----       ----       ----
  Total                          $781       $762       $779


The downward trend in research and development expenditures in the Photography and Commercial Imaging segments and upward trend in the Health Imaging segment and All Other reflects the shift in strategic focus from traditional products, such as color negative film and paper and color reversal films, to digital product areas, such as display technology including OLED, digital medical imaging, software, and digital printing.

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

The Company's major products are not dependent upon one single, material patent. Rather, the technologies that underlie the Company's products are supported by an aggregation of patents having various remaining lives and expiration dates. There are no individual patents or group of patents the expiration of which is expected to have a material impact on the Company's results of operations.
-----------------------------------------------------------------------

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

Environmental protection is further discussed in the Management
Discussion and Analysis of Financial Condition and Results of
Operations, and Notes to Financial Statements.
-----------------------------------------------------------------------

EMPLOYMENT

At the end of 2003, the Company employed approximately 63,900 full time equivalent people, of whom approximately 35,400 full time equivalents were employed in the U.S. The actual number of employees may be greater because some individuals work part time.

The current employment amounts are expected to decline significantly over the next few years as a result of the headcount reductions yet to be made under the Company's Third Quarter, 2003 Restructuring Program and under the new cost reduction program to be executed throughout the 2004 to 2006 timeframe.
-----------------------------------------------------------------------

AVAILABLE INFORMATION

The Company files many reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. These and all amendments to such are made available free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission. They are available through the Company's website at www.Kodak.com. To reach the SEC filings, follow the links to Corporate, and then Investor Center. The Company also makes available free of charge through its website, at www.Kodak.com/go/arp, its annual report to shareholders and proxy statement.

The public may also read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
-----------------------------------------------------------------------

ITEM 2.  PROPERTIES

The Photography segment of Kodak's business in the United States is centered in Rochester, New York, where photographic goods are manufactured. Another manufacturing facility in Windsor, Colorado, also produces sensitized photographic goods. Photography segment products are also produced in Lenexa, Kansas. Ofoto's operations are located in Emeryville, California.

Photography segment manufacturing facilities outside the United States are located in Australia, Brazil, Canada, China, England, France, India, Indonesia, Mexico and Russia. Kodak maintains marketing and distribution facilities in many parts of the world. There are also several photofinishing laboratories located across the United States and certain countries in Europe. Products in the Health Imaging segment are manufactured in the United States, primarily in Rochester, New York; Windsor, Colorado; Oakdale, Minnesota; and White City, Oregon. Manufacturing facilities outside the United States are located in Brazil, China, France, Germany, India and Mexico.

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

The Company anticipates that its property portfolio will be reduced significantly over the next few years as a result of the new cost reduction program that will be executed throughout the 2004 to 2006 timeframe. Under this new program, the Company plans to reduce its worldwide facility square footage by approximately one-third.
-----------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

In 2001, the Company discovered, and advised the New York State Department of Environmental Conservation (DEC) of, errors underestimating the air permitting information provided to the DEC regarding the roaster at the Company's Kodak Park manufacturing facility's silver-flow operations. The Company developed and completed a test plan and submitted a report, which concluded that at the time of construction of the roaster in 1982, Kodak triggered the Prevention of Significant Deterioration Program under the Clean Air Act, requiring the installation of Best Available Control Technology (BACT) for five contaminants. In October 2003, the Company and the DEC successfully negotiated a Consent Order, under which the parties agreed that BACT is in place for three contaminants. However, the Company agreed to either
(1) shut down the roaster or (2) install a single-stage caustic scrubber with a mist eliminator to control emissions of sulfur dioxide and sulfuric acid mist. The Company is currently evaluating these two alternatives. Additionally, the Company is required to implement a supplemental environmental benefit project to reduce sulfur dioxide emissions from a boiler at Kodak Park, and pay a penalty of $200,000 ($100,000 in 2003, $100,000 in 2004).
-----------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
-----------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

(as of December 31, 2003)
                                                     Date First Elected

                                                         an        to
                                                     Executive  Present
    Name               Age       Positions Held       Officer    Office

Michael P. Benard       56   Vice President             1994       1994
Robert L. Berman        46   Vice President             2002       2002
Charles S. Brown, Jr.   53   Senior Vice President      2000       2000
Richard G. Brown, Jr.   55   Controller                 2003       2003
Robert H. Brust         60   Chief Financial Officer
                             and Executive Vice
                             President                  2000       2000
Daniel A. Carp          55   Chairman of the Board,
                             Chief Executive Officer    1995       2000
Matthias Freund         55   Vice President             2003       1995
Carl E. Gustin, Jr.     52   Senior Vice President      1995       1995
Daniel I. Kerpelman     45   Senior Vice President      2002       2002
James T. Langley        53   Senior Vice President      2003       2003
Carl A. Marchetto       48   Senior Vice President      2001       2001
Bernard Masson          56   Senior Vice President      2002       2002
Michael P. Morley       60   Executive Vice President   1994       2000
Antonio M. Perez        57   President and Chief
                             Operating Officer          2003       2003
Henri D. Petit          55   Senior Vice President      2003       2000
Eric G. Rodli           47   Senior Vice President      2001       2001
Willy C. Shih           52   Senior Vice President      1997       2000
Karen A. Smith-
 Pilkington             45   Senior Vice President      2002       2002
James C. Stoffel        57   Senior Vice President      2000       2000
Gary P. Van Graafeiland 57   General Counsel and
                             Senior Vice President      1992       1992

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for more than five years, except Mr. Brust, who joined the Company on January 3, 2000; Mr. Rodli, who joined the Company on January 24, 2000; Mr. Kerpelman, who joined the Company on June 1, 2002; Mr. Masson, who joined the Company on December 12, 2002; Mr. Perez, who joined the Company on April 2, 2003; Mr. Langley, who joined the Company on August 18, 2003; and Mr. Richard Brown, Jr., who joined the Company on December 17, 2003. Prior to joining Kodak in 2000, Mr. Brust was Executive Vice President and Chief Financial Officer with Unisys Corporation since 1997. Prior to joining that company, Mr. Brust held a variety of management positions with General Electric since 1965. Prior to joining Kodak in 2000, Mr. Rodli served as President of Bexel. Prior to joining that company, Mr. Rodli held a broad range of senior management positions in the Boston Consulting Group, Iwerks Entertainment, and the PricewaterhouseCoopers Management Consulting Group. Prior to joining Kodak in 2002, Mr. Kerpelman held a variety of management positions with General Electric since 1988.
Prior to joining Kodak in 2002, Mr. Masson held a variety of management positions at Lexmark since 1995. Prior to joining Kodak in 2003, Mr. Perez served as an independent consultant for large investment firms, providing counsel on the effect of technology shifts on financial markets. Prior to that, he was President and Chief Executive Officer of Gemplus International. Prior to that, he held a variety of management positions at Hewlett-Packard Company both in Europe and the United States. Prior to joining Kodak in 2003, Mr. Langley held a variety of management positions at Hewlett-Packard Company. Prior to joining Kodak in 2003, Mr. Richard Brown, Jr. was a partner at Ernst & Young LLP.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.
-----------------------------------------------------------------------

                                  PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Eastman Kodak Company common stock is principally traded on the New York Stock Exchange. There are 85,712 shareholders of record of common stock as of December 31, 2003. See Liquidity and Capital Resources, and Market Price Data in Management's Discussion and Analysis of Financial Condition and Results of Operations.
-----------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 178.
-----------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying consolidated financial statements and notes to consolidated financial statements contain information that is pertinent to management's discussion and analysis of the financial condition and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities.

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

At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, "Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor's Products)." Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances, and coupons. For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates or coupons, the Company uses historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized. In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals would be recorded.


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

INVENTORIES

Kodak reduces the carrying value of its inventory based on estimates of what is excess, slow-moving and obsolete, as well as inventory whose carrying value is in excess of net realizable value. These write-downs are based on current assessments about future demands, market conditions and related management initiatives. If, in the future, the Company determined that market conditions and actual demands are less favorable than those projected and, therefore, inventory was overvalued, the Company would be required to further reduce the carrying value of the inventory and record a charge to earnings at the time such determination was made. If, in the future, the Company determined that inventory write-downs were overstated and, therefore, inventory was undervalued, the Company would recognize the increase to earnings through higher gross profit at the time the related undervalued inventory was sold. However, actual results have not differed materially from management's estimates.

VALUATION OF LONG-LIVED ASSETS, INCLUDING GOODWILL AND PURCHASED
INTANGIBLE ASSETS

The Company reviews the carrying value of its long-lived assets, including goodwill and purchased intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses the recoverability of the carrying value of long-lived assets, other than goodwill and purchased intangible assets with indefinite useful lives, by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long-term growth rate.

To assess goodwill for impairment, the Company performs an assessment of the carrying value of its reporting units on an annual basis or when events and changes in circumstances occur that would more likely than not reduce the fair value of the Company's reporting units below their carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company would record an impairment charge to earnings to the extent the carrying amount of the reporting unit goodwill exceeds its implied fair value. The Company estimates the fair value of its reporting units through internal analyses and external valuations, which utilize income and market valuation approaches through the application of capitalized earnings, discounted cash flow and market comparable methods. These valuation techniques are based on a number of estimates and assumptions, including the projected future operating results of the reporting unit, discount rate, long-term growth rate and appropriate market comparables.

The Company's assessments of impairment of long-lived assets, including goodwill and purchased intangible assets, and its periodic review of the remaining useful lives of its long-lived assets are an integral part of the Company's ongoing strategic review of the business and operations, and are also performed in conjunction with the Company's periodic restructuring actions. Therefore, future changes in the Company's strategy, the ongoing digital substitution, the continuing shift from overnight photofinishing to onsite processing and other changes in the operations of the Company could impact the projected future operating results that are inherent in the Company's estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets and goodwill could change and, therefore, impact the assessments of impairment in the future.

In performing the annual assessment of goodwill for impairment, the Company determined that no material reporting units' carrying values were close to exceeding their respective fair values. See "Goodwill" under Note 1, "Significant Accounting Policies."

INVESTMENTS IN EQUITY SECURITIES

Kodak holds minority interests in certain publicly traded and privately held companies having operations or technology within its strategic areas of focus. The Company's policy is to record an impairment charge on these investments when they experience declines in value that are considered to be other-than-temporary. Poor operating results of the investees or adverse changes in market conditions in the future may cause losses or an inability of the Company to recover its carrying value in these underlying investments. The remaining carrying value of the Company's investments in these equity securities is $25 million at December 31, 2003.

INCOME TAXES

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2003, the Company has deferred tax assets for its net operating loss and foreign tax credit carryforwards of $258 million and $137 million, respectively, relating to which the Company has a valuation allowance of $45 million and $56 million, respectively. The Company has considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies in determining the need for these valuation allowances. If Kodak were to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if the Company were to make a determination that it is more likely than not that the deferred tax assets for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

The Company's effective tax rate considers the impact of undistributed earnings of subsidiary companies outside of the U.S. Deferred taxes have not been provided for the potential remittance of such undistributed earnings, as it is the Company's policy to permanently reinvest its retained earnings. However, from time to time and to the extent that the Company can repatriate overseas earnings on a tax-free basis, the Company's foreign subsidiaries will pay dividends to the U.S. Material changes in the Company's working capital and long-term investment requirements could impact the decisions made by management with respect to the level and source of future remittances and, as a result, the Company's effective tax rate. See Note 15, "Income Taxes."

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

PENSION AND POSTRETIREMENT BENEFITS

Kodak's defined benefit pension and other postretirement benefit costs and obligations are dependent on assumptions used by actuaries in calculating such amounts. These assumptions, which are reviewed annually by the Company, include the discount rate, long-term expected rate of return on plan assets, salary growth, healthcare cost trend rate and other economic and demographic factors. The Company bases the discount rate assumption for its significant plans on the estimated rate at which annuity contracts could be purchased to discharge the pension benefit obligation. In estimating that rate, the Company looks to the AA-rated corporate long-term bond yield rate in the respective country as of the last day of the year in the Company's reporting period as a guide. The long-term expected rate of return on plan assets is based on a combination of formal asset and liability studies, historical results of the portfolio, and management's expectation as to future returns that are expected to be realized over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The salary growth assumptions are determined based on the Company's long-term actual experience and future and near-term outlook. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook, and an assessment of the likely long-term trends.

The Company evaluates its expected long-term rate of return on plan asset (EROA) assumption annually for the Kodak Retirement Income Plan
(KRIP). To facilitate this evaluation, every two to three years, or when market conditions change materially, the Company undertakes a new asset and liability study to reaffirm the current asset allocation and the related EROA assumption. Wilshire Associates, a consulting firm, completed a study (the Study) in September 2002, which led to several asset allocation shifts and a decrease in the EROA from 9.5% for the year ended December 31, 2002 to 9.0% for the year ended December 31, 2003. The EROA for 2004 will remain at 9.0%. Given the decrease in the discount rate of 50 basis points from 6.5% for 2003 to 6.0% for 2004 and increased recognition of unrecognized losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions," total pension income for the major funded and unfunded defined benefit plans in the U.S. is expected to decrease from $47 million in 2003 to pension income in the range of $15 million to $25 million in 2004. This decrease in income will be partially offset by an expected decrease in pension expense in the Company's non-U.S. plans in the range of $5 million to $10 million in 2004. Additionally, due in part to the decrease in the discount rate from 6.5% for 2003 to 6.0% for 2004 and increased amortization expense relating to the unrecognized actuarial loss, the Company expects the cost of its most significant postretirement benefit plan, the U.S. plan, to be in a range of $220 million to $265 million in 2004, as compared with $229 million in 2003. These estimates have been incorporated into the Company's earnings outlook for 2004.

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

In accordance with the guidance under SFAS No. 87, the Company is required to record an additional minimum pension liability in its Consolidated Statement of Financial Position that is at least equal to the unfunded accumulated benefit obligation of its defined benefit pension plans. In the fourth quarter of 2003, due to the improved performance in the global equity markets, partially offset by decreasing discount rates in 2003, the Company decreased its net additional minimum pension liability by $167 million and recorded a corresponding credit to accumulated other comprehensive income (a component of shareholders' equity) of $122 million, net of taxes of $45 million. If the global equity markets' performance continues to improve and discount rates stabilize or improve in future periods, the Company may be in a position to further reduce its additional minimum pension liability and reverse the corresponding charges to shareholders' equity. Conversely, if the global equity markets' performance and discount rates were to decline in future periods, the Company may be required to increase its additional minimum pension liability and record additional charges to shareholders' equity. To mitigate the increase in its additional minimum pension liability and additional charges to shareholders' equity, the Company may elect to fund a particular plan or plans on a case-by-case basis.

ENVIRONMENTAL COMMITMENTS

Environmental liabilities are accrued based on estimates of known environmental remediation exposures. The liabilities include accruals for sites owned by Kodak, sites formerly owned by Kodak, and other third party sites where Kodak was designated as a potentially responsible party (PRP). The amounts accrued for such sites are based on these estimates, which are determined using the ASTM Standard E 2137-01, "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters." The overall method includes the use of a probabilistic model that forecasts a range of cost estimates for the remediation required at individual sites. The Company's estimate includes equipment and operating costs for remediation and long-term monitoring of the sites. Such estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of remediation. Kodak's estimate of its environmental liabilities may also change if the proposals to regulatory agencies for desired methods and outcomes of remediation are viewed as not acceptable, or additional exposures are identified. The Company has an ongoing monitoring and identification process to assess how activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

STOCK-BASED COMPENSATION

The Company accounts for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, no stock-based employee compensation cost is reflected in net earnings for the years ended December 31, 2003, 2002 and 2001, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. On February 18, 2004, the Company announced that it will begin expensing stock options starting January 1, 2005 using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The FASB is expected to issue an exposure draft during 2004 relating to a new accounting standard that will require the expensing of stock options. This new accounting standard may become effective on January 1, 2005, in which case the Company will follow the stock option expensing rules of the new standard.
----------------------------------------------------------------------

NEW KODAK OPERATING MODEL AND CHANGE IN REPORTING STRUCTURE

As of and for the year ended December 31, 2003, the Company reported financial information for three reportable segments (Photography, Health Imaging and Commercial Imaging) and All Other. However, in August of 2003, the Company announced the realignment of its operations to accelerate growth in the commercial and consumer digital imaging markets. In connection with the realignment, the Company's new reporting structure will be implemented beginning in the first quarter of 2004 as outlined below:

Digital and Film Imaging Systems Segment: The Digital and Film Imaging Systems segment comprises the same products and services as the current Photography segment without change.

Health Imaging Segment: There were no changes to the Health Imaging segment.

Commercial Imaging Segment: Subsequent to the realignment, the Commercial Imaging segment is composed of document imaging products and services, commercial and government systems products and services, and optics. Prior to the realignment, optics was included in All Other. Beginning in the first quarter of 2004, this segment will exclude the results of Remote Sensing Systems and Research Systems, Inc., which were part of the commercial and government systems products and services, as a result of the sale of these businesses to ITT Industries, Inc. that was announced in February 2004.

Commercial Printing Segment: As of January 1, 2004, the Commercial Printing Segment is composed of the Company's equity investments in NexPress Solutions LLC (Kodak's 50/50 joint venture with Heidelberger Druckmaschinen AG (Heidelberg)) and Kodak Polychrome Graphics (Kodak's 50/50 joint venture with Sun Chemical), and the graphics and wide-format inkjet businesses. All of the above were formerly included in the Commercial Imaging segment prior to the realignment. This segment will also include the results of Scitex Digital Printing, which was acquired in January 2004 and has since been renamed Kodak Versamark, and the results of Heidelberg Digital LLC and Heidelberg's 50% share of NexPress Solutions LLC upon the closing of this acquisition, which is expected to occur in May 2004.

All Other: All Other is composed of Kodak's display and components business for OLED displays, sensors and other small, miscellaneous businesses.

DETAILED RESULTS OF OPERATIONS

Net Sales from Continuing Operations by Reportable Segment and All Other

(in millions)                  2003   Change     2002   Change    2001

Photography
  Inside the U.S.           $ 3,812    - 6%   $ 4,034    -10%  $ 4,482
  Outside the U.S.            5,420    + 9      4,968    + 1     4,921
                            -------    ---    -------    ---   -------
Total Photography             9,232    + 3      9,002    - 4     9,403
                            -------    ---    -------    ---   -------
Health Imaging
  Inside the U.S.             1,061    - 2      1,088      0     1,089
  Outside the U.S.            1,370    +16      1,186    + 1     1,173
                            -------    ---    -------    ---   -------
Total Health Imaging          2,431    + 7      2,274    + 1     2,262
                            -------    ---    -------    ---   -------
Commercial Imaging
  Inside the U.S.               912    +11        818      0       820
  Outside the U.S.              647    + 1        638    + 1       634
                            -------    ---    -------    ---   -------
Total Commercial Imaging      1,559    + 7      1,456      0     1,454
                            -------    ---    -------    ---   -------
All Other
  Inside the U.S.                44    -17         53    -22        68
  Outside the U.S.               51    + 2         50    +19        42
                            -------    ---    -------    ---   -------
Total All Other                  95    - 8        103    - 6       110
                            -------    ---    -------    ---   -------
Total Net Sales             $13,317    + 4%   $12,835    - 3%  $13,229
                            =======    ===    =======    ===   =======


Earnings (Loss) from Continuing Operations Before Interest, Other
Charges, Net, and Income Taxes by Reportable Segment and All Other

(in millions)

  Photography               $   418   - 46%   $   771   -  2%  $   787
  Health Imaging                481   + 12        431   + 33       323
  Commercial Imaging            166   - 14        192   + 12       172
  All Other                     (78)  -179        (28)  + 53       (60)
                            -------   ----    -------   ----   -------
    Total of segments           987   - 28      1,366   + 12     1,222

  Strategic asset impairments    (3)              (32)             (12)
  Impairment of Burrell
   Companies' net assets held
   for sale                      (9)                -                -
  Restructuring costs
   and other                   (557)             (114)            (720)
  Donation to technology
   enterprise                    (8)                -                -
  GE settlement                 (12)                -                -
  Patent infringement
   claim settlement             (14)                -                -
  Prior year acquisition
   settlement                   (14)                -                -
  Legal settlements              (8)                -                -
  Environmental reserve
   reversal                       9                 -                -
  Wolf charge                     -                 -              (77)
  Environmental reserve           -                 -              (41)
  Kmart charge                    -                 -              (20)
                            -------   ----    -------    ---   -------
    Consolidated total      $   371   - 70%   $ 1,220   +247%  $   352
                            =======   ====    =======    ===   =======

Net Earnings (Loss) From Continuing Operations by Reportable Segment and All Other

(in millions)                  2003   Change     2002   Change    2001

  Photography                 $ 347   - 37%     $ 550    +  3%   $ 535
  Health Imaging                382   + 22        313    + 42      221
  Commercial Imaging             99   + 19         83    -  1       84
  All Other                     (73)  -217        (23)   + 39      (38)
                              -----   ----      -----    ----    -----
    Total of segments           755   - 18        923    + 15      802

  Strategic asset and venture
   investment impairments        (7)              (50)             (15)
  Impairment of Burrell
   Companies' net assets held
   for sale                      (9)                -                -
  Restructuring costs
   and other                   (557)             (114)            (720)
  Donation to technology
   enterprise                    (8)                -                -
  GE settlement                 (12)                -                -
  Patent infringement
   claim settlement             (14)                -                -
  Prior year acquisition
   settlement                   (14)                -                -
  Legal settlements              (8)                -                -
  Environmental reserve
   reversal                       9                 -                -
  Wolf charge                     -                 -              (77)
  Environmental reserve           -                 -              (41)
  Kmart charge                    -                 -              (20)
  Interest expense             (148)             (173)            (219)
  Other corporate items          11                14                8
  Tax benefit - contribution
   of patents                    13                 -                -
  Tax benefit - PictureVision
   subsidiary closure             -                45                -
  Tax benefit - Kodak Imagex
   Japan                          -                46                -
  Income tax effects on
   above items and taxes
   not allocated to segments    227               102              363
                              -----   ----      -----    ----    -----
    Consolidated total        $ 238   - 70%     $ 793    +879%   $  81
                              =====   ====      =====    ====    =====

2003 COMPARED WITH 2002

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

CONSOLIDATED
------------

Net worldwide sales were $13,317 million for 2003 as compared with $12,835 million for 2002, representing an increase of $482 million, or 4% as reported, or a decrease of 1% excluding the favorable impact from exchange. The increase in net sales was primarily due to increased volumes and favorable exchange, which increased sales for 2003 by 2.4 and 5.3 percentage points, respectively. The increase in volumes was primarily driven by consumer digital cameras, Printer Dock products, inkjet media and entertainment print films in the Photography segment, digital products in the Health Imaging segment, and imaging services and document scanners in the Commercial Imaging segment, partially offset by decreased volumes for traditional consumer film products. Favorable exchange resulted from an increased level of sales in non-U.S. countries as the U.S. dollar weakened throughout 2003 in relation to most foreign currencies, particularly the Euro. In addition, the acquisition of PracticeWorks, Inc. (PracticeWorks) in the fourth quarter of 2003 accounted for an additional 0.4 percentage points of the increase in net sales. These increases were partially offset by decreases attributable to price/mix, which reduced sales for 2003 by approximately 4.2 percentage points. These decreases were driven primarily by price/mix declines in traditional products and services, and consumer digital cameras in the Photography segment, film and laser imaging systems in the Health Imaging segment, and graphic arts products in the Commercial Imaging segment.

Net sales in the U.S. were $5,829 million for the current year as compared with $5,993 million for the prior year, representing a decrease of $164 million, or 3%. Net sales outside the U.S. were $7,488 million for the current year as compared with $6,842 million for the prior year, representing an increase of $646 million, or 9% as reported, or no change excluding the favorable impact of exchange.

The Company's operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region, and (3) the Canada and Latin America region. Net sales in EAMER for 2003 were $3,880 million as compared with $3,484 million for 2002, representing an increase of 11% as reported, or a decrease of 2% excluding the favorable impact of exchange. Net sales in the Asia Pacific region for 2003 were $2,368 million compared with $2,240 million for 2002, representing an increase of 6% as reported, or a decrease of 1% excluding the favorable impact of exchange. Net sales in the Canada and Latin America region for 2003 were $1,240 million as compared with $1,118 million for 2002, representing an increase of 11% as reported, or an increase of 5% excluding the favorable impact of exchange.

The Company's major emerging markets include China, Brazil, Mexico, India, Russia, Korea, Hong Kong and Taiwan. Net sales in emerging markets were $2,591 million for 2003 as compared with $2,425 million for 2002, representing an increase of $166 million, or 7% as reported, or an increase of 4% excluding the favorable impact of exchange. The emerging market portfolio accounted for approximately 19% and 35% of the Company's worldwide and non-U.S. sales, respectively, in 2003.

Sales growth in Russia, India and China of 26%, 17% and 12%, respectively, were the primary drivers of the increase in emerging market sales, partially offset by decreased sales in Taiwan, Hong Kong and Brazil of 19%, 10% and 7%, respectively. The increase in sales in Russia is a result of continued growth in the number of Kodak Express stores, which represent independently owned photo specialty retail outlets, and the Company's efforts to expand the distribution channels for Kodak products and services. Sales increases in India were driven by the continued success from the Company's efforts to increase the level of camera ownership and from the continued success of independently owned Photoshop retail stores. Sales growth in China resulted from strong business performance for all Kodak's operations in that region in the first, third and fourth quarters of 2003; however, this growth was partially offset by the impact of the Severe Acute Respiratory Syndrome (SARS) situation, particularly for consumer and professional products and services, which negatively impacted sales in China during the second quarter. The sales declines experienced in Hong Kong and Taiwan during 2003 are also a result of the impact of SARS. The sales decline in Brazil is reflective of the continued economic weakness experienced there.

Gross profit was $4,284 million for 2003 as compared with $4,610 million for 2002, representing a decrease of $326 million, or 7%. The gross profit margin was 32.2% in the current year as compared with 35.9% in the prior year. The decrease of 3.7 percentage points was attributable to declines in price/mix, which reduced gross profit margins by approximately 5.0 percentage points. This decrease was driven primarily by price/mix declines in traditional consumer film products, photofinishing, consumer digital cameras, and entertainment print films in the Photography segment, analog medical film and digital capture equipment in the Health Imaging segment, and graphic arts products in the Commercial Imaging segment. The decline in price/mix was partially offset by favorable exchange, which increased gross margins by approximately 0.8 percentage points, and decreases in manufacturing cost, which favorably impacted gross profit margins by approximately 0.4 percentage points year-over-year due to reduced labor expense, favorable materials pricing and improved product yields. The acquisition of PracticeWorks in the fourth quarter of 2003 did not have a significant impact on the gross profit margin.

Selling, general and administrative expenses (SG&A) were $2,648 million for 2003 as compared with $2,530 million for 2002, representing an increase of $118 million, or 5%. SG&A increased slightly as a percentage of sales from 19.7% for the prior year to 19.9% for the current year. The net increase in SG&A is primarily attributable to an increase in the benefit rate and the occurrence of the following one-time charges: intellectual property settlement of $12 million; patent infringement claim of $14 million; settlement of outstanding issues relating to a prior year acquisition of $14 million; write-down of the Burrell Companies' net assets held for sale of $9 million; donation to a technology enterprise for research purposes amounting to $8 million; legal settlement of $8 million; strategic asset impairments of $3 million; and unfavorable exchange of $118 million due to an increased level of SG&A costs incurred in non-U.S. countries as most foreign currencies strengthened against the U.S. dollar in 2003. These items were partially offset by a reversal of environmental reserves of $9 million and cost savings realized from position eliminations associated with ongoing focused cost reduction programs.

Research and development (R&D) costs were $781 million for 2003 as compared with $762 million for 2002, representing an increase of $19 million, or 2%. The increase in R&D is primarily due to $31 million of write-offs for purchased in-process R&D associated with two acquisitions made in 2003. These charges were partially offset by cost savings realized from position eliminations associated with ongoing focused cost reduction programs. As a percentage of sales, R&D costs remained flat at 5.9% for both the current and prior years.

Earnings from continuing operations before interest, other charges, net, and income taxes for 2003 were $371 million as compared with $1,220 million for 2002, representing a decrease of $849 million, or 70%. The decrease is primarily the result of (1) the decline in gross profit margin and an increase in SG&A, and (2) net focused cost reduction charges of $484 million incurred during 2003 as compared with $98 million for 2002, an increase of $386 million which was primarily due to the costs incurred under the Third Quarter, 2003 Restructuring Program.

Interest expense for 2003 was $148 million as compared with $173 million for 2002, representing a decrease of $25 million, or 14%. The decrease in interest expense is almost entirely attributable to lower average interest rates in 2003 relative to 2002, which was driven mainly by the refinancing of the Company's $144 million 9.38% Notes due March 2003 and the $110 million 7.36% Notes due April 2003 with lower interest rate medium term notes and lower average interest rates on commercial paper during 2003.

The other charges, net component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments. Other charges for the current year were a net charge of $51 million as compared with a net charge of $101 million for 2002. The decrease in other charges is primarily attributable to increased income from the Company's equity investment in Kodak Polychrome Graphics, reduced losses from the Company's NexPress joint venture, the elimination of losses from the Company's equity investment in the Phogenix joint venture due to its dissolution in the second quarter of 2003, and lower non-strategic venture investment impairments.

The Company's effective tax benefit from continuing operations was $66 million for the year ended December 31, 2003, representing an effective tax benefit rate from continuing operations of 38%, despite the fact that the Company had positive earnings from continuing operations before income taxes. The effective tax benefit rate from continuing operations of 38% differs from the U.S. statutory tax rate of 35% primarily due to earnings from operations in certain lower-taxed jurisdictions outside the U.S., coupled with losses incurred in certain jurisdictions that are benefited at a rate equal to or greater than the U.S. federal income tax rate.

The Company's effective tax rate from continuing operations was 16% for the year ended December 31, 2002. The effective tax rate from continuing operations of 16% is less than the U.S. statutory rate of 35% primarily due to the charges for the focused cost reductions and asset impairments being deducted in jurisdictions that have a higher tax rate than the U.S. federal income tax rate, and also due to discrete period tax benefits of $45 million in connection with the closure of the Company's PictureVision subsidiary and $46 million relating to the consolidation of the Company's photofinishing operations in Japan and the loss realized from the liquidation of a subsidiary as part of that consolidation. These benefits were partially offset by the impact of recording a valuation allowance to provide for certain tax benefits that the Company would be required to forgo in order to fully realize the benefits of its foreign tax credit carryforwards.

Excluding the effect of discrete period items, the effective tax rate from continuing operations was 19.5% and 27% in 2003 and 2002, respectively. The decrease from 27% in 2002 to 19.5% in 2003 is primarily due to increased earnings in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings.

Net earnings from continuing operations for 2003 were $238 million, or $.83 per basic and diluted share, as compared with net earnings from continuing operations for 2002 of $793 million, or $2.72 per basic and diluted share, representing a decrease of $555 million, or 70%. The decrease in net earnings from continuing operations is primarily attributable to the reasons outlined above.

PHOTOGRAPHY
-----------

Net worldwide sales for the Photography segment were $9,232 million for 2003 as compared with $9,002 million for 2002, representing an increase of $230 million, or 3% as reported, or a decrease of 3% excluding the favorable impact of exchange. Approximately 1.9 percentage points of the increase in net sales was attributable to increases related to volume, driven primarily by consumer digital cameras, Printer Dock products, inkjet media and entertainment print films, partially offset by volume declines for traditional consumer film products, and approximately 5.9 percentage points of the increase was attributable to favorable exchange. These increases were partially offset by price/mix declines, primarily driven by consumer digital cameras and traditional products and services, which reduced net sales by approximately 5.0 percentage points.

Photography segment net sales in the U.S. were $3,812 million for the current year as compared with $4,034 million for the prior year, representing a decrease of $222 million, or 6%. Photography segment net sales outside the U.S. were $5,420 million for the current year as compared with $4,968 million for the prior year, representing an increase of $452 million, or 9% as reported, or a decrease of 1% excluding the favorable impact of exchange.

Net worldwide sales of consumer film products, including 35mm film, Advantix film and one-time-use cameras, decreased 9% in 2003 as compared with 2002, reflecting declines due to lower volumes of 12% and price/mix declines of 3%, partially offset by favorable exchange of 6%. Sales of the Company's consumer film products within the U.S. decreased 18% in the current year as compared with the prior year, reflecting declines due to lower volumes of 17% and price/mix declines of 1%. Sales of the Company's consumer film products outside the U.S. decreased 2% in 2003 compared with 2002, reflecting declines in volume of 9% and price/mix declines of 2%, partially offset by favorable exchange of 9%. The lower film product sales are attributable to a declining industry demand driven primarily by the impact of digital substitution and retailer inventory reductions.

The U.S. film industry sell-through volumes decreased approximately 8% in 2003 as compared with 2002 primarily due to the impact of digital substitution. The Company's current estimate of worldwide consumer film industry volumes for 2003 is a decrease of approximately 8%. The Company maintained approximately flat year-over-year blended U.S. consumer film share as it has done for the past several consecutive years.

Net worldwide sales for photofinishing services (excluding equipment), including Qualex in the U.S. and Consumer Imaging Services (CIS) outside the U.S., decreased 15% in 2003 as compared with 2002, reflecting lower volumes and declines in price/mix, partially offset by favorable exchange. In the U.S., Qualex's sales for photofinishing services decreased 19% in 2003 as compared with 2002, and outside of the U.S., CIS sales decreased 8%. These decreases reflect the effects of a continued weak film industry.

Net sales from the Company's consumer digital products and services, which include picture maker kiosks/media and retail consumer digital services revenue primarily from Picture CD and Retail.com, increased 6% in 2003 as compared with 2002, driven primarily by an increase in sales of kiosks and consumer digital services.

The Company's Ofoto business increased its sales 57% in 2003 as compared with 2002. Ofoto's sales represented less than 1% of the Company's consolidated net worldwide sales for 2003. Ofoto now has more than 11 million members and continues to be the market leader in the online photo services space.

Net worldwide sales of consumer digital cameras increased 79% in 2003 as compared with 2002, driven almost entirely by strong increases in volume, which were partially offset by declines in price/mix. Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system, as reflected in increased market share in a rapidly growing market.

Although some of Kodak's largest channels do not report share data, Kodak continues to hold one of the top U.S. digital camera market share positions in channels reporting share data, attaining the number three share position for the full year, after attaining the top spot for the fourth quarter alone. Outside of the U.S., Kodak placed in the top four market share positions in 6 out of 9 key markets in the fourth quarter, and in the top four in 5 out of 9 key markets for the full year. Consumer digital cameras were profitable on a fully allocated basis for the second half of 2003.

Kodak's new Printer Dock products, initially launched in the spring of 2003, experienced strong sales growth in the fourth quarter of 2003, strengthening their number two share position in the U.S. snapshot printer market and putting them on track to be a $100 million business in the first full year of sales.

Net worldwide sales of inkjet photo paper increased 32% in 2003 as compared with 2002, primarily due to higher volumes. Kodak continued to maintain its shared leader market share position in the U.S. in 2003. The double-digit revenue growth and the maintenance of market share are primarily attributable to strong underlying market growth and the continued growth and acceptance of a new line of small format inkjet papers.

Net worldwide sales of professional film capture products, including color negative, color reversal and commercial black and white films, decreased 13% in 2003 as compared with 2002, primarily reflecting declines in volume and negative price/mix, partially offset by favorable exchange. Sales declines of professional film capture products resulted primarily from the ongoing impact of digital substitution. Net worldwide sales of professional sensitized output, including color negative paper and display materials, increased 2% in 2003 as compared with 2002, primarily reflecting an increase related to favorable exchange, partially offset by declines in volume and negative price/mix. In addition, net worldwide sales of professional digital cameras and digital writers increased during 2003.

Net worldwide sales of origination and print film to the entertainment industry increased 11% in 2003 as compared with 2002, primarily reflecting higher print film volumes and favorable exchange, partially offset by negative price/mix.

Gross profit for the Photography segment was $2,861 million for 2003 as compared with $3,219 million for 2002, representing a decrease of $358 million or 11%. The gross profit margin was 31.0% in the current year as compared with 35.8% in the prior year. The 4.8 percentage point decrease was primarily attributable to decreases in price/mix that impacted gross profit margins by approximately 6.6 percentage points, partially offset by an increase in manufacturing cost improvements and favorable exchange, which impacted gross margins by approximately 0.7 and 1.1 percentage points, respectively. The decrease in price/mix was primarily due to the impact of digital substitution, resulting in a decrease in sales of higher margin traditional products, the impact of which was only partially offset by increased sales of lower margin digital products.

SG&A expenses for the Photography segment were $1,962 million for 2003 as compared with $1,935 million for 2002, representing an increase of $27 million or 1%. The net increase in SG&A spending is primarily attributable to unfavorable exchange of $96 million and an increase in the benefit rate, partially offset by cost savings realized from position eliminations associated with ongoing focused cost reduction programs. As a percentage of sales, SG&A expense decreased slightly from 21.5% in the prior year to 21.3% in the current year.

R&D costs for the Photography segment decreased $32 million or 6% from $513 million in 2002 to $481 million in 2003. As a percentage of sales, R&D costs decreased slightly from 5.7% in the prior year to 5.2% in the current year. The decrease in R&D is primarily due to cost savings realized from position eliminations associated with ongoing focused cost reduction programs. These cost savings were partially offset by $21 million of write-offs for purchased in-process R&D associated with an acquisition made in 2003.

Earnings from continuing operations before interest, other charges, net, and income taxes for the Photography segment decreased $353 million, or 46%, from $771 million in 2002 to $418 million in 2003, primarily as a result of the factors described above.

HEALTH IMAGING
--------------

On October 7, 2003, the Company completed the acquisition of all of the outstanding shares of PracticeWorks, Inc., a leading provider of dental practice management software and digital radiographic imaging systems for approximately $475 million in cash, inclusive of transaction costs, and assumed net debt of approximately $20 million. This acquisition is expected to contribute approximately $200 million in sales to the Health Imaging segment during the first full year. At the time of the acquisition, it was anticipated that the transaction would be slightly dilutive to earnings from the date of acquisition through the end of 2005 and accretive to earnings thereafter. However, based on ongoing success in the execution of the integration, it is anticipated to become accretive to earnings sometime during 2005, ahead of the original execution plan. This acquisition will enable Kodak to offer its customers a full spectrum of dental imaging products and services from traditional film to digital radiography and photography, and is expected to move Health Imaging into the leading position in the dental practice management and dental radiographic markets.

Net worldwide sales for the Health Imaging segment were $2,431 million for 2003 as compared with $2,274 million for 2002, representing an increase of $157 million, or 7% as reported, or an increase of 2% excluding the favorable impact of exchange. The increase in sales was comprised of: (1) an increase from favorable exchange of approximately
5.4 percentage points, (2) the acquisition of PracticeWorks Inc. in October 2003, which accounted for approximately 2.0 percentage points of the sales increase as it contributed $48 million to 2003 sales of dental systems, and (3) an increase in volume of approximately 2.9 percentage points, driven primarily by volume increases in digital products. These increases were partially offset by declines in price/mix of approximately 3.3 percentage points, which were related to both digital and traditional products.

Net sales in the U.S. were $1,061 million for the current year as compared with $1,088 for the prior year, representing a decrease of $27 million, or 2%. Net sales outside the U.S. were $1,370 million for 2003 as compared with $1,186 million for 2002, representing an increase of $184 million, or 16% as reported, or an increase of 6% excluding the favorable impact of exchange.

Net worldwide sales of digital products, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental practice management software, and Healthcare Information Systems (HCIS) including Picture Archiving and Communications Systems (PACS), increased 14% in 2003 as compared with 2002. The increase in digital product sales was primarily attributable to favorable exchange, higher volumes of digital media, digital capture equipment and services, and the PracticeWorks acquisition. Service revenues increased due to an increase in digital equipment service contracts during 2003 as compared with the prior year. These increases were partially offset by declines in price/mix for digital media and digital capture equipment.

Net worldwide sales of traditional products, including analog film, equipment, chemistry and services, decreased 1% in 2003 as compared with 2002, reflecting declines in volume and negative price/mix almost entirely offset by favorable exchange.

Gross profit for the Health Imaging segment was $1,049 million for 2003 as compared with $930 million for 2002, representing an increase of $119 million, or 13%. The gross profit margin was 43.2% in 2003 as compared with 40.9% in 2002. The increase in the gross profit margin of 2.3 percentage points was primarily attributable to: (1) a decrease in manufacturing cost, which increased gross profit margins by approximately 3.2 percentage points, primarily due to favorable media and equipment manufacturing cost led by DryView digital media and digital capture equipment, complemented by lower service costs, (2) favorable exchange, which contributed approximately 1.1 percentage points to the gross profit margin, and (3) the acquisition of PracticeWorks in the fourth quarter of 2003, which increased gross profit margins by approximately 0.4 percentage points for the current year. These increases were partially offset by decreases attributable to price/mix, which negatively impacted gross profit margins by 2.4 percentage points due to lower prices for digital media, digital capture equipment and analog medical film.

SG&A expenses for the Health Imaging segment increased $43 million, or 12%, from $347 million for 2002 to $390 million for 2003. As a percentage of sales, SG&A expenses increased from 15.3% for 2002 to 16.0% for 2003. The increase in SG&A expenses is primarily due to the acquisition of PracticeWorks, which had $22 million of SG&A expenses in 2003, an increase in the benefit rate, and the unfavorable impact of exchange which accounted for $16 million of the increase.

R&D costs for the Health Imaging segment increased $26 million, or 17%, from $152 million in 2002 to $178 million in 2003. As a percentage of sales, R&D costs increased from 6.7% in 2002 to 7.3% in 2003. The increase is primarily due to $12 million of R&D costs associated with the acquisition of PracticeWorks, $10 million of which was a one-time write-off of purchased in-process R&D. The remainder of the increase is due to increased spending to drive growth in selected areas of the product portfolio.

Earnings from continuing operations before interest, other charges, net, and income taxes for the Health Imaging segment increased $50 million, or 12%, from $431 million for 2002 to $481 million for 2003 due primarily to the reasons described above.

COMMERCIAL IMAGING
-------------------

Net worldwide sales for the Commercial Imaging segment for 2003 increased from $1,456 million for 2002 to $1,559 million for 2003, representing an increase of $103 million, or 7%, or an increase of 4% excluding the favorable impact of exchange. The increase in net sales was primarily comprised of: (1) increases in volume, which contributed approximately 4.8 percentage points to 2003 sales, which was primarily attributable to commercial and government products and services, imaging services and document scanners, and (2) an increase of approximately 3.2 percentage points due to favorable exchange, which was partially offset by declines due to price/mix of approximately 1.1 percentage points, primarily driven by graphics products.

Net sales in the U.S. were $912 million for 2003 as compared with $818 million for 2002, representing an increase of $94 million, or 11%. Net sales outside the U.S. were $647 million in the current year as compared with $638 million in the prior year, representing an increase of $9 million, or 1%, or a decrease of 7% excluding the favorable impact of exchange.

Net worldwide sales of the Company's commercial and government products and services increased 33% in 2003 as compared with 2002. The increase in sales was principally due to an increase in revenues from government products and services under its government contracts, including the modification of a long-term contract in the fourth quarter of 2003.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased 14% in 2003 as compared with 2002, reflecting declines in both volume and price/mix in graphic arts film. This reduction resulted largely from digital substitution and the effect of continuing economic weakness in the commercial printing market.

KPG's earnings performance continues to improve driven primarily by its world-leading position in the growth segments of digital proofing and digital printing plates, coupled with favorable foreign exchange.
KPG's operating profit has been positive for 14 consecutive quarters and has shown consistent improvement during that same period. The Company's equity in the earnings of KPG contributed positive results to other charges, net during 2003.

Gross profit for the Commercial Imaging segment for 2003 decreased $25 million, or 6%, from $449 million for 2002 to $424 million for 2003. The gross profit margin was 27.2% for 2003 as compared with 30.8% for 2002. The decrease in the gross profit margin of 3.6 percentage points was attributable to: (1) an increase in manufacturing cost, which negatively impacted gross profit margins by approximately 2.1 percentage points, primarily as a result of moving certain manufacturing processes to new facilities during 2003, (2) declines attributable to price/mix, which reduced gross profit margins by approximately 1.3 percentage points primarily due to declining contributions from traditional graphic arts products for the reasons outlined above, and (3) unfavorable exchange, which negatively impacted gross profit margins by 0.2 percentage points.

SG&A expenses for the Commercial Imaging segment increased $13 million, or 7%, from $194 million for 2002 to $207 million for 2003. The increase in SG&A expense was primarily due to the impact of unfavorable exchange, which accounted for $7 million of the increase, and an increase in the benefit rate. As a percentage of sales, SG&A expenses remained constant at 13.3% for both years.

R&D costs for the Commercial Imaging segment decreased $12 million, or 19%, from $63 million for 2002 to $51 million for 2003. As a percentage of sales, R&D costs decreased from 4.3% in 2002 to 3.3% in 2003. The decline was primarily related to a decrease of approximately $9 million in ENCAD Inc.'s R&D spending in 2003 as compared with 2002.

Earnings from continuing operations before interest, other charges, net, and income taxes for the Commercial Imaging segment decreased $26 million, or 14%, from $192 million in 2002 to $166 million in 2003. The decrease in earnings from operations is primarily attributable to the reasons outlined above.

NexPress, the unconsolidated joint venture between Kodak and Heidelberg in which the Company has a 50% ownership interest, continues to increase unit placements of the NexPress 2100 Digital Production Color Press despite a weak printing market, with good customer acceptance.

On February 9, 2004, the Company announced its intent to sell the assets and business of the Remote Sensing Systems operation, including the stock of Kodak's wholly owned subsidiary, Research Systems, Inc., collectively known as RSS, to ITT Industries for $725 million in cash. RSS, a leading provider of specialized imaging solutions to the aerospace and defense community, is part of the Company's commercial & government systems' operation within the Commercial Imaging segment and its customers include NASA, other U.S. government agencies, and aerospace and defense companies. Kodak's RSS operation had sales in 2003 of approximately $425 million. The sale of RSS is expected to result in an after-tax gain of approximately $390 million. Taking into account both the after-tax gain on the sale and the loss of operational results of RSS, the Company expects that the sale will positively impact earnings by approximately $1.31 per share in 2004. The after-tax gain and expected impact to earnings per share for 2004 as a result of the RSS sale excludes the potential impacts from any settlement or curtailment gains or losses that may be incurred in connection with the Company's pension and postretirement benefit plans, as these amounts are not currently determinable. The Company is currently evaluating whether the sale of RSS will be accounted for as a discontinued operation beginning in the first quarter of 2004 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

On March 8, 2004, the Company announced that it had agreed with Heidelberger Druckmaschinen AG (Heidelberg) to purchase Heidelberg's 50 percent interest in NexPress, a 50/50 joint venture of Kodak and Heidelberg that makes high-end, on-demand digital color printing systems, and the equity of Heidelberg Digital LLC, a leading maker of digital black-and-white variable-data printing systems. Kodak also will acquire NexPress GmbH, a German subsidiary of Heidelberg that provides engineering and development support, and certain inventory, assets, and employees of Heidelberg's regional operations or market centers. The Company will not pay any cash at closing for the businesses being acquired. Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met. If all sales goals are met during the next two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash. Additional payments may also be made if certain sales goals are met during a five-year period following the closing of the transaction. This acquisition, which is expected to close in May 2004, advances the Company's strategy of diversifying its business portfolio, and accelerates its participation in the digital commercial printing industry. The Company expects this acquisition to incrementally increase revenue by approximately $175 million over the remainder of 2004. The impact of these acquisitions to 2004 net earnings can not be accurately estimated until the Company completes the acquisition.


OTHER
-----

Net worldwide sales for All Other were $95 million for 2003 as compared with $103 million for 2002, representing a decrease of $8 million, or 8%. Net sales in the U.S. were $44 million in 2003 as compared with $53 million for 2002, representing a decrease of $9 million, or 17%. Net sales outside the U.S. were $51 million in the current year as compared with $50 million in the prior year, representing an increase of $1 million, or 2%.

SK Display Corporation, the OLED panel manufacturing joint venture between Kodak and Sanyo, supplies OLED screens to the Company for its digital camera manufacturing, and continues to focus on improving manufacturing yields. Kodak supplies OLED chemicals and materials to SK Display, and has created a new generation of chemistry that is currently being tested.

Loss from continuing operations before interest, other charges, net, and income taxes for All Other increased $50 million from a loss of $28 million in 2002 to a loss of $78 million in 2003. Increased levels of investment for the Company's display business primarily drove the increase in the loss from operations.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations were $.09 per basic and diluted share for 2003, as compared with a loss from discontinued operations for 2002 of $.08 per basic and diluted share.

During the first quarter of 2003, the Company reversed a tax reserve of $15 million through discontinued operations. The reversal of the tax reserve was triggered by the Company's repurchase of certain properties that were initially sold in connection with the 1994 divestiture of Sterling Winthrop Inc., which represented a portion of the Company's non-imaging health businesses. The repurchase of these properties will allow the Company to directly manage the environmental remediation that the Company is required to perform in connection with those properties, which will result in better overall cost control. In addition, the repurchase eliminated the uncertainty regarding the recoverability of tax benefits associated with the indemnification payments that were previously being made to the purchaser.

During the fourth quarter of 2003, the Company recorded a net of tax credit of $7 million through discontinued operations for the reversal of an environmental reserve, which was primarily attributable to positive developments in the Company's remediation efforts relating to a formerly owned manufacturing site in the U.S. In addition, during the fourth quarter of 2003, the Company reversed state income tax reserves of $3 million, net of tax, through discontinued operations due to the favorable outcome of tax audits in connection with a formerly owned business.

The loss from discontinued operations for 2002 was comprised of losses incurred from the shutdown of Kodak Global Imaging, Inc., which amounted to $35 million net of tax, partially offset by net of tax earnings of $12 million related to the favorable outcome of litigation associated with the 1994 sale of Sterling Winthrop Inc.


NET EARNINGS

Net earnings for 2003 were $265 million, or $.92 per basic and diluted share, as compared with net earnings for 2002 of $770 million, or $2.64 per basic and diluted share, representing a decrease of $505 million, or 66%. This decrease is primarily attributable to the reasons outlined above.

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

Net sales in EAMER for 2002 were $3,491 million as compared with $3,333 million for 2001, representing an increase of 5% as reported, or 1% excluding the favorable impact of exchange. Net sales in the Asia Pacific region for 2002 increased slightly from $2,231 million for 2001 to $2,240 million for 2002, with no impact from exchange. Net sales in the Canada and Latin America region for 2002 were $1,111 million as compared with $1,206 million for 2001, representing a decrease of 8% as reported, or an increase of 6% excluding the negative impact of exchange.

Net sales in emerging markets were $2,425 million for 2002 as compared with $2,371 million for 2001, representing an increase of $54 million, or 2%. Sales growth in China and Russia of 25% and 20%, respectively, were the primary drivers of the increase in sales in emerging markets, partially offset by decreased sales in Argentina, Brazil and Mexico of 53%, 11% and 6%, respectively. The sales growth in China resulted from strong business performance for health and consumer products. The increase in sales in Russia is a result of continued growth in the number of Kodak Express stores, which represent independently owned photo specialty retail outlets, and the Company's efforts to expand the distribution channels for Kodak products and services. The sales declines in Argentina, Brazil and Mexico were reflective of the continued economic weakness currently being experienced by many Latin American emerging market countries. The emerging market portfolio accounted for approximately 19% and 35% of the Company's worldwide and non-U.S. sales, respectively, in 2002.

Gross profit was $4,610 million for 2002 as compared with $4,568 million for 2001, representing an increase of $42 million, or 1%. The gross profit margin was 35.9% in the current year as compared with 34.5% in the prior year. The increase of 1.4 percentage points was primarily attributable to manufacturing cost, which favorably impacted gross profit margins by approximately 2.7 percentage points year-over-year due to reduced labor expense, favorable materials pricing and improved product yields. This increase was also attributable to costs associated with restructuring and the exit of an equipment manufacturing facility incurred in 2001 but not in the current year, which negatively impacted gross profit margins for 2001 by approximately 1.0 percentage point. The positive impacts to gross profit were partially offset by year-over-year price/mix declines, which reduced gross profit margins by approximately 2.3 percentage
points.   The price/mix decreases were primarily related to declining prices on consumer film, health laser imaging systems and consumer color paper, and product shifts primarily in the Photography segment.

SG&A expenses were $2,530 million for 2002 as compared with $2,625 million for 2001, representing a decrease of $95 million, or 4%. SG&A decreased slightly as a percentage of sales from 19.8% for the prior year to 19.7% for the current year. The net decrease in SG&A is primarily attributable to the cost savings from the employment reductions and other non-severance related components of the Company's focused cost reductions, offset by acquisitions in the Photography and Commercial segments and higher strategic venture investment impairments in 2002 when compared with 2001 of $15 million.

R&D costs remained relatively flat at $762 million for 2002 as compared with $779 million for 2001, representing a decrease of $17 million, or 2%. As a percentage of sales, R&D costs also remained flat at 5.9% for both the current and prior years.

Earnings from continuing operations before interest, other charges, net, and income taxes for 2002 were $1,220 million as compared with $352 million for 2001, representing an increase of $868 million, or 247%. The primary reason for the increase in earnings from operations was a decrease in restructuring costs and asset impairments of $586 million. Results for 2002 also benefited from the savings associated with restructuring programs implemented in 2001. In addition, results for 2001 included charges of $138 million for the Wolf bankruptcy charge, environmental reserve and Kmart bankruptcy, and goodwill amortization charges of $153 million.

Interest expense for 2002 was $173 million as compared with $219 million for 2001, representing a decrease of $46 million, or 21%. The decrease in interest expense is primarily attributable to lower average borrowing levels and lower interest rates in 2002 relative to 2001.

Other charges for the current year were a net charge of $101 million as compared with a net charge of $18 million for the prior year. The increase in other charges, net is primarily attributable to increased losses from the Company's NexPress and SK Display joint ventures as these business ventures are in the early stages of bringing their offerings to market, higher non-strategic venture investment impairments, higher losses related to minority interests and an increase in foreign exchange losses. This activity was partially offset by a gain recognized on the sale of assets in the current year.

The Company's effective tax rate from continuing operations decreased from 30% for 2001 to 16% for 2002. The effective tax rate from continuing operations of 16% for 2002 is less than the U.S. statutory rate of 35% primarily due to the charges for the focused cost reductions and asset impairments being deducted in jurisdictions that have a higher tax rate than the U.S. federal income tax rate, and also due to discrete period tax benefits of $45 million in connection with the closure of the Company's PictureVision subsidiary and $46 million relating to the consolidation of the Company's photofinishing operations in Japan and the loss realized from the liquidation of a subsidiary as part of that consolidation. These benefits were partially offset by the impact of recording a valuation allowance to provide for certain tax benefits that the Company would be required to forgo in order to fully realize the benefits of its foreign tax credit carryforwards.

The effective tax rate from continuing operations of 30% for 2001 is less than the U.S. statutory rate of 35% primarily because of a tax benefit from favorable tax settlements in the third quarter of 2001, which was partially offset by the impact of nondeductible goodwill amortization in 2001.

Excluding the items described above, the Company's effective tax rate from continuing operations decreased from 31% for 2001 to 27% for 2002. The lower effective tax rate from continuing operations in the current year as compared with the prior year is primarily attributable to the tax benefits from the elimination of goodwill amortization in 2002 and further increases in earnings in lower tax rate jurisdictions.

Net earnings from continuing operations for 2002 were $793 million, or $2.72 per basic and diluted share, as compared with net earnings from continuing operations for 2001 of $81 million, or $.28 per basic and diluted share, representing an increase of $712 million, or 879%. The increase in net earnings from continuing operations is primarily attributable to the reasons outlined above.

Photography
------------

Net worldwide sales for the Photography segment were $9,002 million for 2002 as compared with $9,403 million for 2001, representing a decrease of $401 million, or 4% as reported, with no net impact from exchange. Approximately 2.0 percentage points of the decrease was attributable to declines in volume, driven primarily by volume decreases in consumer and professional film and photofinishing, and approximately 2.0 percentage points of the decrease was attributable to declines due to price/mix, driven primarily by consumer film products.

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

Net worldwide photofinishing sales, including Qualex in the U.S. and CIS outside the U.S., decreased 4% in 2002 as compared with 2001, 5% of which was attributable to lower volumes, partially offset by 1% favorable impact of exchange. In the U.S., Qualex's processing volumes (wholesale and on-site) decreased approximately 14% in 2002 as compared with 2001, which is composed of decreases in wholesale and on-site processing volumes of 13% and 16%, respectively. These declines reflect the effects of a continued weak film industry, the adverse impact of several hundred store closures by a major U.S. retailer, and the impact of digital substitution. During the current year, CIS revenues in Europe benefited from the acquisition of: (1) Spector Photo Group's wholesale photofinishing and distribution operations in France, Germany, and Austria, (2) ColourCare Limited's wholesale processing and printing operations in the United Kingdom, and (3) Percolor photofinishing operations in Spain. These benefits were partially offset by weak industry trends for photofinishing in the second half of the year.

Net sales from the Company's consumer digital products and services, which include picture maker kiosks/media and consumer digital services revenue from Picture CD, "You've Got Pictures" and Retail.com, remained flat in 2002 as compared with 2001. The Company has broadly enabled the retail industry in the U.S. with its picture maker kiosks and is focused on bringing to market new kiosk offerings, creating new kiosk channels, expanding internationally and continuing to increase the media burn per kiosk. Net worldwide sales of thermal media used in picture maker kiosks increased 11% in the current year as compared with the prior year.

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

Gross profit for the Photography segment was $3,219 million for 2002 as compared with $3,402 million for 2001, representing a decrease of $183 million or 5%. The gross profit margin was 35.8% in the current year as compared with 36.2% in the prior year. The 0.4 percentage point decrease was primarily attributable to decreases due to price/mix that impacted gross profit margins by approximately 3.0 percentage points, partially offset by an increase due to productivity/cost improvements that impacted gross margins by approximately 2.6 percentage points.

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

Earnings from continuing operations before interest, other charges, net, and income taxes for the Photography segment decreased $16 million, or 2%, from $787 million in 2001 to $771 million in 2002, reflecting the combined effects of lower sales and a lower gross profit margin, partially offset by SG&A and R&D cost reductions and the elimination of goodwill amortization in 2002, which was $110 million in 2001.


Health Imaging
--------------

Net worldwide sales for the Health Imaging segment were $2,274 million for 2002 as compared with $2,262 million for 2001, representing an increase of $12 million, or 1% as reported, or an increase of 2% excluding the negative net impact of exchange. The increase in sales was attributable to an increase in price/mix and volume of approximately 0.4 and 1.1 percentage points, respectively, primarily due to laser imaging systems and equipment services, partially offset by a decrease from negative exchange of approximately 0.8 percentage points.

Net sales in the U.S. decreased slightly from $1,089 million for the prior year to $1,088 million for the current year. Net sales outside the U.S. were $1,186 million for 2002 as compared with $1,173 million for 2001, representing an increase of $13 million, or 1% as reported, or an increase of 2% excluding the negative impact of exchange.

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

Gross profit for the Health Imaging segment was $930 million for 2002 as compared with $869 million for 2001, representing an increase of $61 million, or 7%. The gross profit margin was 40.9% in 2002 as compared with 38.4% in 2001. The 2.5 percentage point increase was attributable to productivity/cost improvements, which increased gross profit margins by 2.9 percentage points due to favorable media and equipment manufacturing cost led by DryView digital media, analog medical film, laser imaging equipment and PACS, which were complemented by lower service costs and improved supply chain management. The positive effects of productivity/cost on gross profit margins were partially offset by a decrease in price/mix that impacted margins by approximately 0.5 percentage points due to declining digital laser media and analog medical film prices.

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

Earnings from continuing operations before interest, other charges, net, and income taxes for the Health Imaging segment increased $108 million, or 33%, from $323 million for 2001 to $431 million for 2002. The increase in earnings from operations and the resulting operational earnings margin are primarily attributable to the combined effects of improvements in gross profit margins, lower SG&A expense, and the elimination of goodwill amortization in 2002, which was $28 million in 2001.


Commercial Imaging
------------------

Net worldwide sales for the Commercial Imaging segment for 2002 increased slightly from $1,454 million for 2001 to $1,456 million for 2002, representing an increase of $2 million, with no net impact from exchange. The slight increase in sales was attributable to an increase in price/mix of approximately 1.0 percentage point, which was almost entirely offset by declines in volume of approximately 0.9 percentage points related to graphic arts and micrographic products.

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

Net worldwide sales of graphic arts products to KPG decreased 10% in 2002 as compared with 2001, primarily reflecting volume declines in graphic arts film. This reduction resulted largely from digital technology substitution and the effect of continuing economic weakness in the commercial printing market. The Company's equity in the earnings of KPG contributed positive results to other charges, net during 2002, but was not material to the Company's results from operations.

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

Earnings from continuing operations before interest, other charges, net, and income taxes for the Commercial Imaging segment increased $20 million, or 12%, from $172 million in 2001 to $192 million in 2002.
The increase in earnings from operations is primarily attributable to overall expense management and the elimination of goodwill amortization in 2002, which was $15 million in 2001, partially offset by a lower gross profit margin.


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

Loss from continuing operations before interest, other charges, net, and income taxes for All Other decreased $32 million from a loss of $60 million in 2001 to a loss of $28 million in 2002. The reduction in the loss from operations was primarily attributable to cost reductions in certain miscellaneous businesses and the benefit of current year manufacturing cost.


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

SUMMARY
(in millions, except per share data)

                                 2003  Change    2002   Change    2001

Net sales from continuing
  operations                  $13,317  +  4%  $12,835   -  3%  $13,229
Earnings from continuing
  operations before interest,
  other charges, net,
  and income taxes                371  - 70     1,220   +247       352
Earnings from continuing
  operations                      238  - 70       793   +879        81
Earnings (loss) from
  discontinued operations          27  +217       (23)  -360        (5)
Net earnings                      265  - 66       770   +913        76
Basic and diluted earnings
  (loss) per share:
  Continuing operations           .83  - 69      2.72   +871       .28
  Discontinued operations         .09  +213      (.08)  -300      (.02)
  Total                           .92  - 65      2.64   +915       .26


The Company's results as noted above include certain one-time items, such as charges associated with focused cost reductions and other special charges. These one-time items, which are described below, should be considered to better understand the Company's results of operations that were generated from normal operational activities.


2003

The Company's results from continuing operations for the year included the following:

Charges of $557 million ($378 million after tax) related to focused cost reductions implemented in the first and third quarters. See further discussion in the Restructuring Costs and Other section of Management's
Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 16, "Restructuring Costs and Other."

Charges of $16 million ($10 million after tax) related to venture investment impairments and other asset write-offs incurred in the second and fourth quarters. See MD&A and Note 7, "Investments," for further discussion of venture investment impairments.

Charges of $31 million ($19 million after tax), including $21 million ($13 million after tax) in the first quarter and $10 million ($6 million after tax) in the fourth quarter, related to purchased in-process R&D.

Charges of $14 million ($9 million after tax) connected with the settlement of a patent infringement claim.

Charges of $12 million ($7 million after tax) related to an intellectual property settlement.

Charges of $14 million ($9 million after tax) connected with the settlement of certain issues relating to a prior-year acquisition.

Charges of $8 million ($5 million after tax) for a donation to a technology enterprise.

Charges of $8 million ($5 million after tax) for legal settlements.

Reversal of $9 million ($6 million after tax) for an environmental reserve.

Income tax benefits of $13 million, which included tax benefits related to the donation of patents in the first and fourth quarters, amounting to $8 million and $5 million, respectively.


2002

The Company's results from continuing operations for the year included the following:

Charges of $114 million ($80 million after tax) related to focused cost reductions implemented in the third and fourth quarters. See further discussion in the Restructuring Costs and Other section of MD&A and
Note 16, "Restructuring Costs and Other."

Charges of $50 million ($34 million after tax) related to venture investment impairments and other asset write-offs incurred in the second, third and fourth quarters. See MD&A and Note 7, "Investments," for further discussion of venture investment impairments.

Income tax benefits of $121 million, including a $45 million tax benefit related to the closure of the PictureVision subsidiary in the second quarter, a $46 million benefit from the loss realized on the liquidation of a Japanese photofinishing operations subsidiary in the third quarter, an $8 million benefit from a fourth quarter property donation, and a $22 million benefit relating to the decline in the year-over-year operational effective tax rate.

2001

The Company's results from continuing operations for the year included the following one-time items:

Charges of $830 million ($583 million after tax) related to the restructuring programs implemented in the second, third and fourth quarters and other asset impairments.

A charge of $41 million ($28 million after tax) for environmental exposures.

A charge of $20 million ($14 million after tax) for the Kmart bankruptcy.

Income tax benefits of $31 million, including a favorable tax settlement of $11 million and a $20 million benefit relating to the decline in the year-over-year operational effective tax rate.

RESTRUCTURING COSTS AND OTHER
-----------------------------

Currently, the Company is being adversely impacted by the progressing digital substitution. As the Company continues to adjust its operating model in light of changing business conditions, it is probable that ongoing cost reduction activities will be required from time to time.

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

                      Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for fiscal 2003:
                                                               Non-
                           Balance                      Cash   cash   Balance
(in millions)              Dec. 31,   Costs   Adjust-   Pay-  Settle- Dec. 31,
                             2002    Incurred  ments    ments  ments    2003
Q3 2003 Program:
Severance reserve           $  -      $231    $  -     $ (51)  $  -    $180
Exit costs reserve             -        40       -       (28)     -      12
                            ----      ----    ----     -----   -----   ----
  Total reserve             $  -      $271    $  -     $ (79)  $  -    $192
                            ====      ====    ====     =====   =====   ====
Long-lived asset
 impairments                $  -      $109    $  -     $   -   $(109)  $  -
Accelerated depreciation
 and inventory write-downs     -        22       -         -     (22)     -


Q1 2003 Program:

Severance reserve           $  -      $ 67    $  -     $ (44)  $   -   $ 23
Exit costs reserve             -         8       -        (4)      -      4
                            ----      ----    ----     -----   -----   ----
  Total reserve             $  -      $ 75    $  -     $ (48)  $   -   $ 27
                            ====      ====    ====     =====   =====   ====
Long-lived asset
 impairments                $  -      $  5    $  -     $   -   $  (5)  $  -
Accelerated depreciation
 and inventory write-downs     -        25       -         -     (25)     -

Phogenix:

Exit costs reserve          $  -      $  9    $  -     $   -   $   -   $  9
Long-lived asset
 impairments                   -         6       -         -      (6)     -
Inventory write-downs          -         2       -         -      (2)     -


Q4 2002 Program:

Severance reserve           $ 53      $ 21    $  -     $ (62)  $   -   $ 12
Exit costs reserve            17         -       -        (9)      -      8
                            ----      ----    ----     -----   -----   ----
  Total reserve             $ 70      $ 21    $  -     $ (71)  $   -   $ 20
                            ====      ====    ====     =====   =====   ====
Accelerated depreciation
 and inventory write-downs  $  -      $ 24    $  -     $   -   $ (24)  $  -


2001 Programs:

Severance reserve           $ 67      $  -    $(12)    $ (49)  $   -   $  6
Exit costs reserve            18         -       -        (5)      -     13
                            ----      ----    ----     -----   -----   ----
  Total reserve             $ 85      $  -    $(12)    $ (54)  $   -   $ 19
                            ====      ====    ====     =====   =====   ====

Total of all
 restructuring programs     $155      $569    $(12)    $(252)  $(193)  $267
                            ====      ====    ====     =====   =====   ====

The costs incurred and adjustments, which total $557 million for the year ended December 31, 2003, include $73 million of charges related to accelerated depreciation and inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The remaining costs incurred and adjustments of $484 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003.

                      2004-2006 Restructuring Program

In addition to completing the remaining initiatives under the Third Quarter, 2003 Restructuring Program, the Company announced on January 22, 2004 that it plans to develop and execute a new cost reduction program throughout the 2004 to 2006 timeframe. The objective of these actions is to achieve a business model appropriate for the Company's traditional businesses, and to sharpen the Company's competitiveness in digital markets. As a result of the actions, the Company expects cost savings in the range of $800 million to $1,000 million for full year 2007.

The Program is expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million are related to severance, with the remainder relating to the disposal of buildings and equipment. Overall, Kodak's worldwide facility square footage will be reduced by approximately one-third. Approximately 12,000 to 15,000 positions worldwide are expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration. Maximum single year cash usage under the new program is expected to be approximately $200 million.

                 Third Quarter, 2003 Restructuring Program

During the third quarter of 2003, the Company announced that it intends to implement a series of cost reduction actions during the last two quarters of 2003 and the first two quarters of 2004, which were expected to result in pre-tax charges totaling $350 million to $450 million. It is anticipated that these actions will result in a reduction of approximately 4,500 to 6,000 positions worldwide, primarily relating to the rationalization of global manufacturing assets, reduction of corporate administration and R&D, and the consolidation of the infrastructure and administration supporting the Company's consumer imaging and professional products and services operations. The Company expects the 2004 cost savings as a result of these actions to be $275 million to $325 million, with annual savings of $300 million to $400 million thereafter.

The Company implemented certain actions under this Program during 2003. As a result of these actions, the Company recorded charges of $381 million in continuing operations in 2003, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $23l million, $109 million, $40 million and $1 million, respectively. The severance costs related to the elimination of approximately 3,850 positions, including approximately 1,675 manufacturing, 1,125 administrative, 800 photofinishing and 250 research and development positions. The geographic composition of the positions to be eliminated includes approximately 2,550 in the United States and Canada and 1,300 throughout the rest of the world. The reduction of the 3,850 positions and the $271 million charges for severance and exit costs are reflected in the Third Quarter, 2003 Restructuring Program table below. The $109 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The charges taken for inventory write-downs of $1 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reductions that were announced in the third quarter of 2003 and the remaining balances in the related reserves at December 31, 2003:

(dollars in millions)

                                             Exit
                     Number of   Severance   Costs
                     Employees    Reserve   Reserve  Total
                     ---------   --------   -------  -----
Q3, 2003 charges         1,700     $123         -     $123
Q3, 2003 utilization      (100)      (3)        -       (3)
                         -----     ----       ---     ----
Balance at 9/30/03       1,600      120         -      120
Q4, 2003 charges         2,150      108        40      148
Q4, 2003 utilization    (2,025)     (48)      (28)     (76)
                         -----     ----       ---     ----
Balance at 12/31/03      1,725     $180       $12     $192
                         =====     ====       ===     ====

The severance charges of $231 million and the exit costs of $40 million taken in 2003 were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items. Severance payments relating to the third quarter restructuring actions will be paid during the period through 2005, since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time. Most exit costs are expected to be paid during 2004. However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the Third Quarter, 2003 Restructuring Program, the Company recorded $21 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.
The year-to-date amount of $21 million relates to $20 million of manufacturing facilities and equipment and $1 million of photofinishing facilities and equipment that will be used until their abandonment.
The Company will incur accelerated depreciation charges of $10 million, $8 million and $3 million in the first, second and third quarters of 2004, respectively, as a result of the initiatives implemented under the Third Quarter, 2003 Restructuring Program.

The charges of $402 million recorded in 2003 included $210 million applicable to the Photography segment, $20 million to the Health Imaging segment and $9 million to the Commercial Imaging segment. The remaining $163 million was applicable to manufacturing, research and development, and administrative functions, which are shared across segments.

With respect to the Third Quarter, 2003 Program, the Company anticipates completing the remaining initiatives originally contemplated under the Program by the end of the second quarter of 2004. As a result of these initiatives, an additional 1,700 to 1,900 positions will be eliminated throughout the world by the end of the second quarter of 2004. The estimated cost to complete these remaining initiatives will be in the range of $150 million to $170 million. The Company expects the 2004 cost savings as a result of all actions contemplated under the Third Quarter, 2003 Restructuring Program to be $250 million to $300 million in 2004, with annual savings of $275 million to $375 million thereafter.

                 First Quarter, 2003 Restructuring Program

In the early part of the first quarter of 2003, as part of its continuing focused cost reduction efforts and in addition to the remaining initiatives under the Fourth Quarter, 2002 Restructuring Program, the Company announced its First Quarter, 2003 Restructuring Program that included new initiatives to further reduce employment within a range of 1,800 to 2,200 employees. A significant portion of these new initiatives relates to the rationalization of the Company's photofinishing operations in the U.S. and Europe. Specifically, as a result of declining film and photofinishing volumes and in response to global economic and political conditions, the Company began to implement initiatives to 1) close certain photofinishing operations in the U.S. and EAMER, 2) rationalize manufacturing capacity by eliminating manufacturing positions on a worldwide basis, and 3) eliminate selling, general and administrative positions, particularly in the Photography segment.

The total restructuring charge for continuing operations recorded in 2003 relating to the First Quarter, 2003 Restructuring Program was $81 million, which was composed of severance, exit costs, long-lived asset impairments and inventory write-downs of $67 million, $8 million, $5 million and $1 million, respectively. The severance charge related to the elimination of 1,850 positions, including approximately 1,225 photofinishing, 325 administrative and 300 manufacturing positions.
The geographic composition of the 1,850 positions to be eliminated includes approximately 1,100 in the United States and Canada and 750 throughout the rest of the world. The reduction of 1,850 positions and the total severance and exit charges of $75 million are reflected in the First Quarter, 2003 Restructuring Program table below. The remaining actions anticipated under the First Quarter, 2003 Restructuring Program are expected to be completed during the first quarter of 2004.

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balances in the related reserves at December 31, 2003:

(dollars in millions)

                                             Exit
                     Number of   Severance   Costs
                     Employees    Reserve   Reserve   Total
                     ---------   --------   -------   -----
Q1, 2003 charges           425     $ 28      $  -     $ 28
Q1, 2003 utilization      (150)      (2)        -       (2)
                         -----     ----      ----     ----
Balance at 3/31/03         275       26         -       26
Q2, 2003 charges           500       20         4       24
Q2, 2003 utilization      (500)     (13)        -      (13)
                          ----     ----      ----     ----
Balance at 6/30/03         275       33         4       37
Q3, 2003 charges           925       19         4       23
Q3, 2003 utilization      (400)     (12)       (1)     (13)
                          ----     ----      ----     ----
Balance at 9/30/03         800       40         7       47
Q4, 2003 utilization      (625)     (17)       (3)     (20)
                          ----     ----      ----     ----
Balance at 12/31/03        175     $ 23      $  4     $ 27
                          ====     ====      ====     ====

The charges of $80 million for severance, long-lived asset impairments and exit costs reserves were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The charges taken for inventory write-downs of $1 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items. Severance payments will be paid during the period through 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time. Most exit costs are expected to be paid during 2004. However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the First Quarter, 2003 Restructuring Program, the Company recorded $24 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.
The year-to-date amount of $24 million relates to lab equipment used in photofinishing that will be used until their abandonment. The Company will incur accelerated depreciation charges of $8 million in the first quarter of 2004 and $1 million in the second quarter of 2004 as a result of the initiatives implemented under the First Quarter, 2003 Restructuring Program.

Cost savings resulting from the implementation of all First Quarter, 2003 Restructuring Program actions are in line with the original estimate of approximately $35 million to $50 million in 2003 and are expected to be $65 million to $85 million on an annual basis thereafter.

The total restructuring charges of $105 million recorded in 2003 under the First Quarter, 2003 Restructuring Program included $85 million applicable to the Photography segment and $5 million applicable to the Commercial Imaging segment. The remaining $15 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

In addition to the $105 million of restructuring charges recorded in 2003 under the First Quarter, 2003 Restructuring Program, the Company recorded $17 million of charges in the second quarter associated with the Company's exit from the Photography segment's Phogenix joint venture with Hewlett Packard. The $17 million charge included approximately $2 million of inventory write-downs, $6 million of long-lived asset impairments and $9 million of exit costs. The inventory write-downs were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The long-lived asset impairments and exit costs were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The exit costs, which represent the only cash portion of the charge, are expected to be paid during 2004.

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

The total restructuring charge for continuing operations recorded in 2002 for these initiatives that were implemented was $116 million, which was composed of severance, inventory write-downs, long-lived asset impairments and exit costs of $55 million, $7 million, $37 million and $17 million, respectively. The severance charge related to the elimination of 1,150 positions, including approximately 525 manufacturing and logistics, 300 service and photofinishing, 175 administrative and 150 research and development positions. The geographic composition of the 1,150 positions eliminated included approximately 775 in the United States and Canada and 375 throughout the rest of the world. The charge for the long-lived asset impairments includes the write-off of $13 million relating to equipment used in the manufacture of cameras and printers, $13 million for sensitized manufacturing equipment, $5 million for lab equipment used in photofinishing and $6 million for other assets that were scrapped or abandoned immediately. The reduction of 1,150 positions and the $72 million charge for severance and exit costs are reflected in the Fourth Quarter, 2002 Restructuring Program table below. These amounts exclude the fourth quarter elimination of 150 positions and the restructuring charges relating to the shutdown of Kodak Global Imaging, Inc., as these charges were reflected in the loss from discontinued operations for the year ended December 31, 2002.

During 2003, the Company recorded additional severance charges of $21 million in continuing operations relating to 675 positions that were contemplated under its Fourth Quarter, 2002 Restructuring Program, including the relocation of Mexican sensitizing operations and the U.S. one-time-use camera assembly operations. The 675 positions that were eliminated included approximately 500 manufacturing and 175 administrative positions. The geographic composition of the 675 positions included approximately 425 in the U.S. and Canada and 250 throughout the rest of the world. The reduction of 675 positions and the related severance charges of $21 million are reflected in the Fourth Quarter, 2002 Restructuring Program table below. All actions anticipated under the Fourth Quarter, 2002 Restructuring Program were completed in the third quarter of 2003. A total of 1,825 positions were eliminated under the Fourth Quarter, 2002 Restructuring Program.

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reductions that were announced in the fourth quarter of 2002 and the remaining balance in the related reserves at December 31, 2003:

(dollars in millions)

                                              Exit
                     Number of    Severance   Costs
                     Employees     Reserve   Reserve   Total
                     ---------    --------   -------  -------

Q4, 2002 charges       l,l50      $  55       $ 17     $ 72
Q4, 2002 utilization    (250)        (2)         -       (2)
                      ------      -----       ----     ----
Balance at 12/31/02      900         53         17       70
Q1, 2003 charges         450         16          -       16
Q1, 2003 utilization    (850)       (24)        (2)     (26)
                      ------      -----       ----     ----
Balance at 3/31/03       500         45         15       60
Q2, 2003 charges          25          1          -        1
Q2, 2003 utilization    (500)       (11)        (4)     (15)
                      ------      -----       ----     ----
Balance at 6/30/03        25         35         11       46
Q3, 2003 charges         200          4          -        4
Q3, 2003 utilization    (225)        (8)        (2)     (10)
                      ------      -----       ----     ----
Balance at 9/30/03         0         31          9       40
Q4, 2003 utilization       0        (19)        (1)     (20)
                      ------      -----       ----     ----
Balance at 12/31/03        0      $  12       $  8     $ 20
                      ======      =====       ====     ====


The severance charges taken in 2003 of $21 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items. Severance payments will continue into 2004 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time. Most exit costs are expected to be paid during 2004. However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the Fourth Quarter, 2002 Restructuring Program, the Company recorded $24 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144, and the full year amount of $24 million was comprised of $15 million relating to equipment used in the manufacture of cameras, $6 million for lab equipment used in photofinishing and $3 million for sensitized manufacturing equipment that was used until their abandonment in 2003.

Cost savings resulting from the implementation of all Fourth Quarter, 2002 Restructuring Program actions are in line with the original estimate of approximately $90 million to $95 million in 2003 and $205 million to $210 million on an annual basis thereafter.

The full year 2003 charges of $45 million included $31 million of charges applicable to the Photography segment, $3 million relating to the Commercial Imaging segment and $11 million associated with manufacturing, research and development, and administrative functions, which are shared across all segments. The fourth quarter 2002 charges of $116 million included $40 million of charges applicable to the Photography segment, $19 million applicable to the Commercial Imaging segment and $2 million applicable to the Health Imaging segment. The remaining $55 million was associated with manufacturing, research and development, and administrative functions, which are shared across all segments.

                        2001 Restructuring Programs

At December 31, 2002, the Company had remaining severance and exit costs reserves of $67 million and $18 million, respectively, relating to the restructuring plans it implemented during 2001. During the first quarter of 2003, the Company completed the severance actions associated with the 2001 Restructuring Programs and recorded a reversal of $12 million of reserves through restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The completion of the 2001 Restructuring Programs resulted in the elimination of the remaining 200 positions included in the original plans. A total of 6,425 positions were eliminated under the 2001 Restructuring Programs.

The remaining severance reserve of $6 million as of December 31, 2003 has not been paid since, in many instances, the employees whose positions were eliminated could elect or were required to receive their severance payments over an extended period of time. However, these payments will be made by the end of 2004. Most of the remaining exit costs reserves of $13 million as of December 31, 2003 represent long-term lease payments, which will be paid over periods after 2004.
-----------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

2003

The Company's cash and cash equivalents increased $681 million during 2003 to $1,250 million at December 31, 2003. The increase resulted primarily from $1,645 million of cash flows from operating activities and $270 million of cash provided by financing activities, partially offset by $1,267 million of cash flows used in investing activities.

The net cash provided by operating activities of $1,645 million for the year ended December 31, 2003 was partially attributable to net earnings of $265 million which, when adjusted for earnings from discontinued operations, equity in losses from unconsolidated affiliates, gain on sale of assets, depreciation and goodwill amortization, purchased research and development, benefit for deferred income taxes and restructuring costs, asset impairments and other charges, provided $1,283 million of operating cash. Also contributing to net cash provided by operating activities were a decrease in inventories of $128 million, an increase in liabilities excluding borrowings of $94 million, the cash receipt of $19 million in connection with the Sterling Winthrop settlement, and the $130 million impact of the change in other items, net, which were partially offset by an increase in accounts receivable of $9 million. The net cash used in investing activities of $1,267 million was utilized primarily for business acquisitions of $697 million, of which $59 million related to the purchase of minority interests in China and India, capital expenditures of $506 million, investments in unconsolidated affiliates of $89 million, and net purchases of marketable securities of $1 million. These uses of cash were partially offset by net proceeds from the sale of assets of $26 million. The net cash provided by financing activities of $270 million was primarily the result of the net increase in borrowings of $588 million and the exercise of employee stock options of $12 million, which were partially offset by dividend payments of $330 million.

Net working capital, excluding short-term borrowings, increased to $1,094 million from $474 million at year-end 2002. Including short-term borrowings, net working capital increased to positive $148 million from negative $968 million at year-end 2002. This increase is mainly attributable to higher cash balances and a reduction in short-term debt, partially offset by higher accounts payable and other current liabilities. The decrease in short-term debt is primarily because the Company no longer regularly accesses the commercial paper (short-term debt) market in managing its working capital to fund its operating and investing activities. During the second quarter of 2003, the Company issued $550 million of long-term debt to replace $550 million of short-term debt resulting in improved working capital. Additionally, on October 10, 2003, the Company issued $1,075 million of long-term debt, comprised of $500 million of Senior Notes due 2013 and $575 million of Convertible Senior Notes due 2033, a portion of which has been used to repay commercial paper, thus improving working capital. See further discussion in this section relating to these long-term debt issuances.

The Company maintains $2,467 million in committed bank lines of credit and $1,722 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity. On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the new debt shelf registration) for the issuance of up to $2,000 million of new debt securities. Pursuant to Rule 429 under the Securities Act of 1933, $650 million of remaining unsold debt securities under a prior shelf registration statement were included in the new debt shelf registration, thus giving the Company the ability to issue up to $2,650 million in public debt. These funding alternatives provide the Company with sufficient flexibility and liquidity to meet its working capital and investing needs. However, the success of future public debt issuances will be dependent on market conditions at the time of such an offering.

The Company's primary estimated future uses of cash for 2004 include the following: dividend payments, debt reductions, and acquisitions. The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company's 10th business day each July and December to shareholders of record on the first business day of the preceding month. On April 15, 2003, the Company's Board of Directors declared a semi-annual cash dividend of $.90 per share on the outstanding common stock of the Company. This dividend was paid on July 16, 2003 to shareholders of record at the close of business on June 2, 2003. On September 24, 2003, the Company's Board of Directors approved the reduction of the amount of the annual dividend to $.50 per share. On that same date, the Company's Board of Directors declared a semi-annual cash dividend of $.25 per share on the outstanding common stock of the Company. This dividend was paid on December 12, 2003 to the shareholders of record as of the close of business on November 3, 2003.

Capital additions were $506 million in 2003, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, and ongoing environmental and safety initiatives. For the full year 2004, the Company expects its capital spending, excluding acquisitions, to be approximately $550 million.

During 2003, the Company expended $252 million against the related restructuring reserves, primarily for the payment of severance benefits. Employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

For 2004, the Company expects to generate $485 million to $615 million in investable cash flow, which represents cash flow after dividends but before acquisitions and excludes the impacts on cash from the purchase and sale of marketable securities, the impacts from debt and transactions in the Company's own equity, such as stock repurchases and the proceeds from the exercise of stock options. The investable cash flow range of $485 million to $615 million does not include $725 million of expected pre-tax cash proceeds from the February 2004 announced sale of the Remote Sensing Systems operation, including Research Systems, Inc., to ITT Industries, Inc., nor does it consider the cash impact of the NexPress acquisition, which was announced in March 2004, once it becomes a Kodak wholly owned subsidiary. The Company believes that its cash flow from operations will be sufficient to cover its working capital and capital investment needs and the funds required for future debt reduction, dividend payments, or modest acquisitions. The Company's cash balances and financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

The Company has $2,225 million in committed revolving credit facilities, which are available for general corporate purposes including the support of the Company's commercial paper program. The credit facilities are comprised of the $1,000 million 364-day committed revolving credit facility (364-Day Facility) expiring in July 2004 and a 5-year committed facility at $1,225 million expiring in July 2006 (5-Year Facility). If unused, they have a commitment fee of $4.5 million per year at the Company's current credit rating of Baa3 and BBB- from Moody's and Standard & Poors (S&P), respectively. Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company's credit rating. Under the 364-Day Facility and 5-Year Facility, there is a financial covenant that requires the Company to maintain a debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio of not greater than 3 to 1. In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. The Company was in compliance with this covenant at December 31, 2003. The Company does not anticipate that a violation is likely to occur.

The Company has other committed and uncommitted lines of credit at December 31, 2003 totaling $242 million and $1,722 million, respectively. These lines primarily support borrowing needs of the Company's subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Total outstanding borrowings against these other committed and uncommitted lines of credit at December 31, 2003 were $138 million and $316 million, respectively. These outstanding borrowings are reflected in the short-term borrowings and long-term debt, net of current portion balances in the accompanying Consolidated Statement of Financial Position at December 31, 2003.

At December 31, 2003, the Company had $304 million in commercial paper outstanding, with a weighted-average interest rate of 2.95%. To provide additional financing flexibility, the Company has an accounts receivable securitization program, which provides for borrowings up to a maximum of $250 million. At December 31, 2003, the Company had no outstanding borrowings under this program.

On October 10, 2003, the Company completed the offering and sale of $500 million aggregate principal amount of Senior Notes due 2013 (the Notes), which was made pursuant to the Company's new debt shelf registration. Interest on the Notes will accrue at the rate of 7.25% per annum and is payable semiannually. The Notes are not redeemable at the Company's option or repayable at the option of any holder prior to maturity. The Notes are unsecured and unsubordinated obligations and rank equally with all of the Company's other unsecured and unsubordinated indebtedness. After issuance of the above debt, the Company has $2,150 million of availability remaining under the new debt shelf registration.

Concurrent with the offering and sale of the Notes, on October 10, 2003, the Company completed the private placement of $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the Convertible Securities) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Interest on the Convertible Securities will accrue at the rate of 3.375% per annum and is payable semiannually. The Convertible Securities are unsecured and rank equally with all of the Company's other unsecured and unsubordinated indebtedness.

As a condition of the private placement, the Company agreed to initially file within 90 days and make effective within 180 days after the earliest date of original issuance of the Convertible Securities, a shelf registration statement under the Securities Act of 1933 relating to the resale of the Convertible Securities and the common stock to be issued upon conversion of the Convertible Securities pursuant to a registration rights agreement. The Company filed this shelf registration statement on January 6, 2004, and made it effective on February 6, 2004.

The Convertible Securities contain a number of conversion features that include substantive contingencies. The Convertible Securities are convertible by the holders at an initial conversion rate of 32.2373 shares of the Company's common stock for each $1,000 principal amount of the Convertible Securities, which is equal to an initial conversion price of $31.02 per share. The holders may convert their Convertible Securities, in whole or in part, into shares of the Company's common stock under any of the following circumstances: (1) during any calendar quarter, if the price of the Company's common stock is greater than or equal to 120% of the applicable conversion price for at least 20 trading days during a 30 consecutive trading day period ending on the last trading day of the previous calendar quarter; (2) during any five consecutive trading day period following any 10 consecutive trading day period in which the trading price of the Convertible Securities for each day of such period is less than 105% of the conversion value, and the conversion value for each day of such period was less than 95% of the principal amount of the Convertible Securities (the Parity Clause); (3) if the Company has called the Convertible Securities for redemption; (4) upon the occurrence of specified corporate transactions such as a consolidation, merger or binding share exchange pursuant to which the Company's common stock would be converted into cash, property or securities; and (5) if the credit rating assigned to the Convertible Securities by either Moody's or S&P is lower than Ba2 or BB, respectively, which represents a three notch downgrade from the Company's current standing, or if the Convertible Securities are no longer rated by at least one of these services or their successors (the Credit Rating Clause).

The Company may redeem some or all of the Convertible Securities at any time on or after October 15, 2010 at a purchase price equal to 100% of the principal amount of the Convertible Securities plus any accrued and unpaid interest. Upon a call for redemption by the Company, a conversion trigger is met whereby the holder of each $1,000 Convertible Senior Note may convert such note to shares of the Company's common stock.

The holders have the right to require the Company to purchase their Convertible Securities for cash at a purchase price equal to 100% of the principal amount of the Convertible Securities plus any accrued and unpaid interest on October 15, 2010, October 15, 2013, October 15, 2018, October 15, 2023 and October 15, 2028, or upon a fundamental change as described in the offering memorandum filed under Rule 144A in conjunction with the private placement of the Convertible Securities. As of December 31, 2003, the Company reserved 18,536,447 shares in treasury stock to cover potential future conversions of these Convertible Securities into common stock.

Certain of the conversion features contained in the Convertible Securities are deemed to be embedded derivatives as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These embedded derivatives include the Parity Clause, the Credit Rating Clause, and any specified corporate transaction outside of the Company's control such as a hostile takeover. Based on an external valuation, these embedded derivatives were not material to the Company's financial position, results of operations or cash flows. In addition, as the contingencies surrounding the conversion features are substantive, the shares to be potentially issued upon triggering a conversion event will be excluded from the earnings per share calculation until such time as a contingency lapses and the effect of issuing such shares is dilutive. If and when a contingency lapses and the effect of issuing such shares is dilutive, then the shares issued would be included in the denominator of the earnings per share calculation, and the interest expense incurred on the Convertible Securities would be excluded from the numerator of the earnings per share calculation for the respective period.

Long-term debt and related maturities and interest rates were as follows at December 31, 2003 and 2002 (in millions):

                                         2003                2002
                                   ----------------   -----------------
                                   Weighted-  Amount  Weighted-  Amount
                                    Average    Out-    Average    Out-
                                   Interest   Stand-  Interest   Stand-
Country   Type          Maturity     Rate      ing      Rate      ing

U.S.      Term note     2003           -     $    -    9.38%    $  144
U.S.      Term note     2003           -          -    7.36%       110
U.S.      Term note     2004        1.72% *     200       -          -
U.S.      Term note     2005        1.73% *     100       -          -
U.S.      Medium-term   2005        7.25%       200    7.25%       200
U.S.      Medium-term   2006        6.38%       500    6.38%       500
U.S.      Term note     2008        3.63%       249       -          -
U.S.      Term note     2008        9.50%        34    9.50%        34
U.S.      Term note     2013        7.25%       500       -          -
U.S.      Term note     2018        9.95%         3    9.95%         3
U.S.      Term note     2021        9.20%        10    9.20%        10
U.S.      Convertible   2033        3.38%       575       -          -
China     Bank loans    2003           -          -    5.49%       114
China     Bank loans    2004        5.50%       225    5.58%       252
China     Bank loans    2005        5.45%       106    5.53%       124
Qualex    Term notes  2004-2008     5.53%        49    6.12%        44
Chile     Bank loans    2004           -          -    2.61%        10
Other                                             8                  6
                                             ------             ------
                                             $2,759             $1,551
                                             ======             ======

*  Represents debt with a variable interest rate.

The Company's debt ratings were downgraded during 2003 by each of the three major rating agencies. Moody's, Standard & Poors (S&P) and Fitch ratings for long-term debt (L/T) and short-term debt (S/T), including their outlook, at the beginning and end of 2003 were as follows:

                  December 31, 2002            December 31, 2003
                ---------------------        ---------------------
                L/T    S/T    Outlook        L/T    S/T    Outlook
                ----   ---    -------        ----   ---    --------
Moody's         Baa1   P-2    Stable         Baa3   P-3    Negative
S&P             BBB+   A-2    Stable         BBB-   A-3    Negative
Fitch            A-     F2    Negative       BBB-    F3    Negative

The long-term and short-term debt rating downgrades and negative outlooks reflect the rating agencies' concerns about (1) the Company's weakened sales and profitability in the core photographic businesses due to continuing pricing pressure from competitors, (2) continued digital substitution, including doubts about the profit potential of digital imaging relative to conventional photography, (3) unfavorable economic factors, including reduced leisure travel, (4) potential future restructuring actions that may restrict cash flow, slowing efforts to reduce debt, (5) the likelihood that debt reduction will be slowed in the short to medium term due to the Company's rising business risk, investment strategies, and the rapid pace at which it has made its recent acquisitions, and (6) the financial burden of its significant unfunded postretirement benefit liabilities.

These credit rating actions have limited the Company's access to commercial paper borrowings. As a result and as noted before, on October 10, 2003, the Company issued $1,075 million of long-term debt through an offering and sale of $500 million of Senior Notes due 2013 and a concurrent private placement of $575 million of Convertible Senior Notes due 2033, which were filed in a shelf registration statement on January 6, 2004 and made effective on February 6, 2004. With the proceeds received from the $1,075 million of long-term debt issued, the Company retired approximately $550 million of outstanding commercial paper and all of the outstanding borrowings under the accounts receivable securitization program, which amounted to approximately $60 million. The remaining proceeds were used to fund the PracticeWorks, Inc. acquisition. For 2004, the Company expects interest expense to increase relative to 2003 as a result of the replacement of outstanding commercial paper with new long-term debt. For example, the Company's outstanding commercial paper at December 31, 2003 had a weighted-average annual interest rate of 2.95% as compared with an annual interest rate of 7.25% on the Senior Notes and 3.375% on the Convertible Senior Notes, representing a weighted-average difference of 2.34 percentage points.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt, with the exception of the following: the outstanding borrowings, if any, under the accounts receivable securitization program if the Company's credit ratings from S&P or Moody's were to fall below BBB- and Baa3, respectively, and such condition continued for a period of 30 days. However, as previously noted, the Company had no outstanding borrowings under this program as of December 31, 2003. Additionally, the Company estimates that letters of credit or other financial support could be required in support of insurance, environmental and supplier obligations of up to $117 million. Further downgrades in the Company's credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives. However, the Company has access to $2,225 million in committed revolving credit facilities to meet unanticipated funding needs should it be necessary.

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At December 31, 2003, these guarantees totaled a maximum of $363 million, with outstanding guaranteed amounts of $161 million. The maximum guarantee amount includes guarantees of up to: $160 million of debt for KPG ($50 million outstanding); $7 million for other unconsolidated affiliates and third parties ($7 million outstanding); and $196 million of customer amounts due to banks in connection with various banks' financing of customers' purchase of products and equipment from Kodak ($104 million outstanding). The KPG debt facility and the related guarantee mature on December 31, 2005, but may be renewed at KPG's, the joint ventures partners' and the bank's discretion. The guarantees for the other unconsolidated affiliates and third party debt mature between January 2004 and May 2006. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to 5 years for long-term equipment financing arrangements. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee. Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above. With respect to the guarantees that the Company issued in the year ended December 31, 2003, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors. Through internal analyses and external valuations, the Company determined that the fair value of the guarantees was not material to the Company's financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries. The maximum amount guaranteed is $592 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $423 million. These guarantees expire in 2004 and 2005, with the majority expiring in 2004.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest. As of December 31, 2003, the Company has not been required to guarantee any of the SK Display Corporation's outstanding debt.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2003 was not material to the Company's financial position, results of operations or cash flows.

Due to improved performance in the global equity markets in 2003, partially offset by the decline in the discount rates from December 31, 2002 to December 31, 2003, the Company decreased its additional minimum pension liability by $167 million and recorded a corresponding credit to the accumulated other comprehensive (loss) income component of equity of $122 million, net of tax benefits of $45 million. The decrease in the additional minimum pension liability of $167 million was recorded in the postretirement liabilities component on the Consolidated Statement of Financial Position at December 31, 2003. The decrease in this component of $68 million from December 31, 2002 to December 31, 2003 is primarily attributable to the decrease in the additional minimum pension liability and the decrease in the accrued pension benefit liability, partially offset by the impact of foreign exchange. The Company recorded the reduction in the deferred income tax asset of $45 million in the other long-term assets component within the Consolidated Statement of Financial Position. The net increase in this component of $326 million from December 31, 2002 to December 31, 2003 is partially attributable to the increase in the prepaid pension asset, partially offset by the decrease in the deferred income tax asset. The increase in the prepaid pension asset is primarily attributable to $47 million of pension income generated from the U.S. pension plans in 2003 and the impact of foreign exchange.

During the fourth quarter of 2003, the Company funded one of its non-U.S. defined benefit pension plans in the amount of approximately $18 million. The Company does not expect to have significant funding requirements relating to its defined benefit pension plans in 2004.

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and a subsidiary of Dana Credit Corporation
(DCC), a wholly owned subsidiary of Dana Corporation. Qualex accounts for its investment in ESF under the equity method of accounting. ESF provides a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit. As part of the operations of its photofinishing services, Qualex sells equipment under a sales-type lease arrangement and records a long-term receivable. These long-term receivables are subsequently sold to ESF without recourse to Qualex and, therefore, these receivables are removed from Qualex's books. ESF incurs debt to finance the purchase of the receivables from Qualex. This debt is collateralized solely by the long-term receivables purchased from Qualex and, in part, by a $60 million guarantee from DCC. Qualex provides no guarantee or collateral to ESF's creditors in connection with the debt, and ESF's debt is non-recourse to Qualex. Qualex's only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases. Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Although the lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. To date, the Company has incurred no such material claims, and Qualex does not anticipate any significant situations where it would be unable to fulfill its service obligations under the arrangement with ESF. ESF's outstanding lease receivable amount was approximately $367 million at December 31, 2003.

Effective July 22, 2003, ESF entered into an agreement amending the Receivables Purchase Agreement (RPA), which represents the financing arrangement between ESF and its banks. Under the amended RPA agreement, maximum borrowings were lowered to $257 million. Total outstanding borrowings under the RPA at December 31, 2003 were $248 million. The amended RPA extends through July 2004, at which time the RPA can be extended or terminated. If the RPA were terminated, ESF would need to find an alternative financing solution for new borrowings. Pursuant to the ESF partnership agreement between Qualex and DCC, commencing October 6, 2003, Qualex no longer sells its lease receivables to ESF. Qualex currently is utilizing the services of Imaging Financial Services, Inc., a wholly owned subsidiary of General Electric Capital Corporation, as an alternative financing solution for prospective leasing activity with its customers.

At December 31, 2003, the Company had outstanding letters of credit totaling $121 million and surety bonds in the amount of $113 million primarily to ensure the completion of environmental remediations and payment of possible casualty and workers' compensation claims.

As of December 31, 2003, the impact that our contractual obligations are expected to have on our liquidity and cash flow in future periods is as follows:

(in millions)     Total   2004   2005   2006   2007   2008   2009+

Long-term debt   $2,759   $457   $422   $507   $  2   $283  $1,088
Operating lease
  obligations       494    125    103     77     59     43      87
Purchase
  obligations (1)   985    266    238    124     98     80     179
                 ------   ----   ----   ----   ----   ----  ------
Total (2)        $4,238   $848   $763   $708   $159   $406  $1,354
                 ======   ====   ====   ====   ====   ====  ======

(1) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(2) Funding requirements for the Company's major defined benefit retirement plans and other postretirement benefit plans are not included as such amounts have not been determined. In 2003, the Company made contributions to its major defined benefit retirement plans and other postretirement benefit plans of $149 million ($24 million relating to its U.S. defined benefit plans) and $248 million ($245 million relating to its U.S. other postretirement benefits plan), respectively. The Company expects to contribute approximately $5 million and $258 million, respectively, to its U.S. defined benefit plans and other postretirement benefit plans in 2004.

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

Net working capital, excluding short-term borrowings, decreased to $474 million at December 31, 2002 from $797 million at December 31, 2001. This decrease is primarily attributable to an increase in accounts payable and other current liabilities, an increase in accrued income taxes, lower receivables and lower inventories partially offset by a higher cash balance.

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

Capital additions were $577 million in 2002, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, and ongoing environmental and safety initiatives.

The cash outflows for severance and exit costs associated with the restructuring charges recorded in 2002 will be more than offset by the tax savings associated with the restructuring actions, primarily due to the tax benefit of $46 million relating to the consolidation of its photofinishing operations in Japan recorded in the third quarter 2002 restructuring charge. During 2002, the Company expended $220 million against the related restructuring reserves, primarily for the payment of severance benefits, which were mostly attributable to the 2001 restructuring actions. The remaining severance-related actions associated with the total 2001 restructuring charge were completed by the end of the first quarter of 2003, and the remaining severance payments of $6 million at December 31, 2003 will be made by the end of 2004. Employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

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

The net cash cost of the restructuring charge recorded in 2001 was approximately $182 million after tax, which was recovered through cost savings in less than two years. The severance-related actions associated with this charge were completed by the end of the first quarter of 2003, and the remaining severance payments of $6 million at December 31, 2003 will be made by the end of 2004.
-----------------------------------------------------------------------

OTHER

Cash expenditures for pollution prevention and waste treatment for the Company's current facilities were as follows:

(in millions)                         2003      2002      2001

Recurring costs for pollution
 prevention and waste treatment       $ 74      $ 67      $ 68
Capital expenditures for pollution
 prevention and waste treatment          8        12        27
Site remediation costs                   2         3         2
                                      ----      ----      ----
    Total                             $ 84      $ 82      $ 97
                                      ====      ====      ====

At December 31, 2003 and 2002, the Company's undiscounted accrued liabilities for environmental remediation costs amounted to $141 million and $148 million, respectively. These amounts are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site. The previous estimate for future investigation and remediation costs was reduced by $8 million for the following reasons:
(1) approval of Final Corrective Measures for four investigation areas,
(2) approval for a single investigation approach for the site's industrial sewers and building waste water collection system, and (3) completion with no further action approvals at seventeen Solid Waste Management Units. At December 31, 2003, estimated future investigation and remediation costs of $57 million are accrued for this site and are included in the $141 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. At the Ohio site, agreements reached with the Ohio Environmental Protection Agency in regard to the calculation of clean-up levels, as well as the long term viability of the facility as an industrial site, allowed the previous estimate to be reduced by $13 million. At December 31, 2003, estimated future remediation costs of $35 million are accrued for these sites and are included in the $141 million reported in other long-term liabilities.

The Company has obligations relating to two former manufacturing sites located outside of the United States. At December 31, 2003, estimated future investigation, remediation and monitoring costs of $20 million are accrued for these sites and are included in the $141 million reported in other long-term liabilities.

As a result of the ongoing monitoring and identification process, the Company has identified seven additional operating sites with an estimated future investigation, remediation and monitoring cost of $21 million. These costs are accrued and are included in the $141 million reported in other long-term liabilities.

Additionally, the Company has approximately $8 million accrued in the $141 million reported in other long-term liabilities at December 31, 2003 for remediation relating to other facilities, which are not material to the Company's financial position, results of operations, cash flows or competitive position.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for many of the sites. For these known environmental exposures, the accrual reflects the Company's best estimate of the amount it will incur under the agreed-upon or proposed work plans. The Company's cost estimates were determined using the ASTM Standard E 2137-01, "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters," and have not been reduced by possible recoveries from third parties. The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites. The projects are closely monitored and the models are reviewed as significant events occur or at least once per year.
The Company's estimate includes equipment and operating costs for remediation and long-term monitoring of the sites. The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $16 million over the next five years. These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at December 31, 2003.

The Company is presently designated as a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at four such active sites. With respect to each of these sites, the Company's liability is minimal. In addition, the Company has been identified as a PRP in connection with the non-imaging health businesses in four active Superfund sites. Numerous other PRPs have also been designated at these sites. Although the law imposes joint and several liability on PRPs, the Company's historical experience demonstrates that these costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial position, results of operations or cash flows.

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

Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties. Based upon information presently available, such future costs are not expected to have a material effect on the Company's competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.
-----------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended December 31, 2003 for the Company) for VIEs considered to be special purpose entities (SPEs). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The Company's only material SPE as of December 31, 2003 was related to its equity investment in ESF. Refer to Note 7, "Investments," for the disclosures required under FIN 46 on ESF. The Company is currently evaluating the effect that the adoption of FIN 46 for non-SPE VIEs created prior to February 1, 2003 will have on its financial position, results of operations and cash flows. The Company did not have a material exposure to loss as of December 31, 2003 in relation to any VIEs which it had created or obtained an interest in after January 31, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were recorded as equity, be recorded as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. The Company adopted SFAS No. 150 on June 1, 2003.
The adoption of this statement did not have any effect on the Company's financial position, results of operations or cash flows.

EITF Issue No. 03-05, "Applicability of AICPA Statement of Position
(SOP) 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software," effective September 30, 2003, states that, only software and software-related elements are in the scope of SOP 97-2. The adoption of EITF No. 03-05 did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 requires that companies disclose more information about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Companies are required to disclose plan assets by category and a description of investment policies, strategies and target allocation percentages for these asset categories. Cash flows must include projections of future benefit payments, and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans. In addition, companies are required to disclose various elements of pension and other postretirement benefit costs on a quarterly basis. Certain provisions of SFAS No. 132 were effective and were implemented as of and for the year ended December 31, 2003. Certain of the other provisions will be effective for quarterly and annual periods beginning after December 15, 2003. Refer to Note 17, "Retirement Plans," for these new disclosures.

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-1 allows the sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act, which was signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. The guidance in this FSP is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. In accordance with FSP No. 106-1, the Company has elected to defer accounting for the effects of the Act. Refer to Note 18, "Other Postretirement Benefits," for disclosures required by FSP No. 106-1.
-----------------------------------------------------------------------

RISK FACTORS

Set forth below and elsewhere in this report and in other documents that the Company files with the Securities and Exchange Commission are risks and uncertainties that could cause the actual future results of the Company to differ from those expressed or implied in the forward-looking statements contained in this document and other public statements the Company makes. Additionally, because of the following risks and uncertainties, as well as other variables affecting our operating results, the Company's past financial performance should not be considered an indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Kodak recently announced plans to emphasize digital technology to expand into a range of commercial businesses in order to create a more balanced and diversified business portfolio while accelerating the implementation of its existing digital product strategies in the consumer markets. Kodak expects to incur restructuring charges in relation to these initiatives. The expected benefits from these initiatives are subject to many estimates and assumptions, including assumptions regarding: (1) the amount and timing of cost savings and cash flow that Kodak can achieve from its traditional consumer film and paper businesses; (2) the speed at which consumer transition from traditional photography to digital photography occurs; (3) Kodak's ability to develop new digital businesses in its commercial, consumer and health markets; (4) Kodak's ability to identify and complete compatible strategic acquisitions consistent with its growth timeline; and (5) the costs and timing of activities undertaken in connection with these initiatives. In addition, these estimates and assumptions are subject to significant economic, competitive and other uncertainties that are beyond Kodak's control. If these assumptions are not realized, or if other unforeseen events occur, Kodak's results of operations could be adversely affected, as it may not be able to grow its business, and its ability to compete could be negatively affected.

Unanticipated delays in implementing certain product strategies (including digital products, category expansion, digitization, and OLED displays) could adversely affect Kodak's revenues. Kodak's ability to successfully transition its existing products and develop and deploy new products requires that Kodak make accurate predictions of the product development schedule as well as volumes, product mix, customer demand, sales channels, and configuration. The process of developing new products and services is complex and often uncertain due to the frequent introduction of new products that offer improved performance and pricing. Kodak may anticipate demand and perceived market acceptance that differs from the product's realizable customer demand and revenue stream. Further, in the face of intense industry competition, any delay in the development, production or marketing of a new product could decrease any advantage Kodak may have to be the first or among the first to market. Kodak's failure to carry out a product rollout in the time frame anticipated and in the quantities appropriate to customer demand, or at all, could adversely affect future demand for Kodak's products and services and have an adverse effect on its business.

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

In the event Kodak were unable to develop and implement e-commerce strategies that are in alignment with the trend toward industry standards and services, the Company's business could be adversely affected. The availability of software and standards related to e-commerce strategies is of an emerging nature. Kodak's ability to successfully align with the industry standards and services and ensure timely solutions requires the Company to make accurate predictions of the future accepted standards and services.

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

Kodak has recently completed various business acquisitions and intends to complete various other business acquisitions in the future, particularly in its Health Imaging and Commercial Imaging segments, in order to strengthen and diversify its portfolio of businesses. At the same time, Kodak needs to streamline and simplify its traditional businesses, including its photofinishing operations in the United States and EAMER. In the event that Kodak fails to effectively manage the portfolio of its more traditional businesses while simultaneously integrating these acquisitions, it could fail to obtain the expected synergies and favorable impact of these acquisitions. Such a failure could cause Kodak to lose market opportunities and experience a resulting adverse impact on its revenues and earnings.

In 2004, Kodak continues to focus on reduction of inventories and capital expenditures, improvement in receivable performance, and improvement in manufacturing productivity.

     Unanticipated delays in the Company's plans to continue inventory reductions in 2004 could adversely impact Kodak's cash flow outlook. Planned inventory reductions could be compromised by slower sales that could result from continued weak global economic conditions. Purchasers' uncertainty about the extent of the global economic downturn could result in lower demand for products and services. In addition, the competitive environment and the transition to digital products and services could also place pressures on Kodak's sales and market share. In the event Kodak is unable to successfully manage these issues in a timely manner, they could adversely impact the planned inventory reductions.

     If Kodak exceeds its 2004 capital spending plan, this factor could adversely impact the Company's cash flow outlook. Further, if Kodak deems it necessary to spend more on regulatory requirements or if unanticipated general maintenance obligations arise that require more capital spending than planned, the increased spending could have an adverse impact on Kodak's cash flow.

     Unanticipated delays in the Company's plans to continue the improvement of its accounts receivable collection and to reduce the number of days sales outstanding could also adversely impact Kodak's cash outlook. A continued weak economy could slow customer payment patterns. In addition, competitive pressures in major segments may cause the financial condition of certain of Kodak's customers to deteriorate. These same pressures may adversely affect the Company's efforts to shorten customer payment terms. Kodak's ability to manage customer risk while maintaining a competitive market share may adversely affect continued accounts receivable improvement in 2004.

     Delays in Kodak's plans to improve manufacturing productivity and control costs of operations could negatively impact the gross margins of the Company. Kodak's failure to successfully manage operational performance factors could delay or curtail planned improvements in manufacturing productivity. Accelerating digital substitution could result in lower volumes in the factory than planned, which would also negatively impact gross margins. If Kodak is unable to successfully negotiate raw material costs with its suppliers, or incurs adverse pricing on certain of its commodity-based raw materials, reduction in the gross margins could occur. Additionally, delays in the Company's execution of increasing manufacturing capabilities for certain of its products in some of its emerging markets, particularly China where it is more cost competitive, could adversely impact gross margins.

Kodak's planned improvement in supply chain efficiency, if delayed, could adversely affect its business by preventing shipments of certain products to be made in their desired quantities and in a timely manner. The planned efficiencies could be compromised if Kodak expands into new markets with new applications that are not fully understood or if the portfolio broadens beyond that anticipated when the plans were initiated. The unforeseen changes in manufacturing capacity could also compromise the supply chain efficiencies.

Competition remains intense in the imaging sector in the photography, commercial and health segments. On the photography side, price competition has been driven somewhat by consumers' conservative spending behaviors during times of a weak world economy, international tensions and the accompanying concern over war and terrorism. On the health and commercial side, aggressive pricing tactics intensified in the contract negotiations as competitors were vying for customers and market share domestically. If the pricing and programs are not sufficiently competitive with those offered by Kodak's current and future competitors, Kodak may lose market share, adversely affecting its revenue and gross margins.

The impact of continuing customer consolidation and buying power could have an adverse impact on Kodak's revenue, gross margins, and earnings. In the competitive consumer retail environment, there is a movement from small individually owned retailers to larger and commonly known mass merchants. In the commercial environment, there is a continuing consolidation of various group purchasing organizations. The resellers and distributors may elect to use suppliers other than Kodak. Kodak's challenge is to successfully negotiate contracts that provide the most favorable conditions to the Company in the face of price and aggressive competitors.

Kodak conducts business in developing markets with economies that tend to be more volatile than those in the United States and Western Europe. The risk of doing business in developing markets like China, India, Brazil, Argentina, Mexico, Russia and other economically volatile areas could adversely affect Kodak's operations and earnings. Such risks include the financial instability among customers in these regions, political instability and potential conflicts among developing nations and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. Kodak's failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect its business.

Kodak, as a result of its global operating and financing activities, is exposed to changes in currency exchange rates and interest rates, which may adversely affect its results of operations and financial position. Exchange rates and interest rates in certain markets in which the Company does business tend to be more volatile than those in the United States and Western Europe. For example, in early 2002, the United States dollar was eliminated as Argentina's monetary benchmark, resulting in significant currency devaluation. There can be no guarantees that the economic situation in developing markets or elsewhere will not worsen, which could result in future effects on earnings should such events occur.
-----------------------------------------------------------------------

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995. For example, references to the Company's revenue, cash flow expectations and future focused cost reductions for 2004 are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements. In addition, any forward-looking statements represent the Company's estimates only as of the date they are made, and should not be relied upon as representing the Company's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change. The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful: implementation of the recently announced digitally-oriented growth strategy, including the related implementation of future focused cost reductions; implementation of product strategies (including digital products, category expansion, digitization, and OLED displays); implementation of intellectual property licensing strategies; development and implementation of e-commerce strategies; completion of information systems upgrades, including SAP, our enterprise system software; completion of various portfolio actions; reduction of inventories and capital expenditures; improvement in receivables performance; improvement in manufacturing productivity and techniques; improvement in supply chain efficiency; and the development of the Company's business in emerging markets like China, India, Brazil, Mexico, and Russia. The forward-looking statements contained in this report are subject to the following additional factors and uncertainties: inherent unpredictability of currency fluctuations and raw material costs; competitive actions, including pricing; the nature and pace of technology evolution, including the analog-to-digital transition; continuing customer consolidation and buying power; general economic, business, geo-political and public health conditions; and other factors and uncertainties disclosed herein and from time to time in the Company's other filings with the Securities and Exchange Commission, including but not limited to the items discussed in "Risk Factors" as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

Any forward-looking statements in this report should be evaluated in light of these important factors and uncertainties as well as the risk factors and other cautionary information contained herein.
-----------------------------------------------------------------------

MARKET PRICE DATA
                          2003                           2002
Price per
share:              High          Low              High          Low

1st Quarter        $41.08       $26.88            $34.30       $25.58
2nd Quarter         32.46        26.99             35.49        28.15
3rd Quarter         30.10        20.39             32.36        26.30
4th Quarter         25.83        20.43             38.48        25.60
-----------------------------------------------------------------------

SUMMARY OF OPERATING DATA

A summary of operating data for 2003 and for the four years prior is shown on page 178.
-----------------------------------------------------------------------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks associated with such activities, the Company may enter into derivative contracts.

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

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at December 31, 2003 and 2002, the fair value of open forward contracts would have increased $23 million and $13 million, respectively. Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at December 31, 2003 and 2002, the fair value of open forward contracts would have decreased $1 million and $4 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

The Company is exposed to interest rate risk primarily through its borrowing activities and, to a lesser extent, through investments in marketable securities. The Company may utilize borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings are in fixed-rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and business financing requirements.

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 43 basis points) higher at December 31, 2003, the fair value of short-term and long-term borrowings would have decreased $2 million and $70 million, respectively. Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 37 basis points) higher at December 31, 2002, the fair value of short-term and long-term borrowings would have decreased $1 million and $15 million, respectively. The larger decrease in the fair value of long-term borrowings in 2003 as compared with 2002 was entirely due to the increase in the amount of long-term borrowings as a result of the October 2003 issuances of $500 million of 7.25% Senior Notes due 2013 and $575 million of 3.375% Convertible Senior Notes due 2033.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2003 was not significant to the Company.
-------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Eastman Kodak Company

In our opinion, the accompanying consolidated financial statements and financial statement schedule listed in the index appearing under Item 15(a)(1) and (2) on page 182 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Eastman Kodak Company (the Company) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002.

PricewaterhouseCoopers LLP
Rochester, New York
February 10, 2004 except for Note 25, as to which the date is March 8,
2004

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EARNINGS

                                        For the Year Ended December 31,
(in millions, except per share
 data)
                                        2003         2002         2001

Net sales                            $13,317      $12,835      $13,229
Cost of goods sold                     9,033        8,225        8,661
                                     -------      -------      -------
   Gross profit                        4,284        4,610        4,568

Selling, general and
 administrative expenses               2,648        2,530        2,625
Research and development costs           781          762          779
Goodwill amortization                      -            -          153
Restructuring costs and other            484           98          659
                                     -------      -------      -------
   Earnings from continuing
    operations before interest,
    other charges, net, and
    income taxes                         371        1,220          352

Interest expense                         148          173          219
Other charges, net                        51          101           18
                                     -------      -------      -------
Earnings from continuing operations
 before income taxes                     172          946          115
(Benefit) provision for income
 taxes                                   (66)         153           34
                                     -------      -------      -------
Earnings from continuing operations  $   238      $   793      $    81
                                     =======      =======      =======
Earnings (loss) from discontinued
 operations net of income tax
 benefits of $13, $15
 and $2, respectively                $    27      $   (23)     $    (5)
                                     =======      =======      =======
NET EARNINGS                         $   265      $   770      $    76
                                     =======      =======      =======

Basic and diluted net earnings
 (loss) per share:
  Continuing operations              $   .83      $  2.72      $   .28
  Discontinued operations                .09         (.08)        (.02)
                                     -------      -------      -------
  Total                              $   .92      $  2.64      $   .26
                                     =======      =======      =======



Cash dividends per share              $ 1.15      $  1.80      $  2.21
                                      ======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions, except share and per
 share data)                                    At December 31,
                                             2003            2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $ 1,250         $   569
Receivables, net                            2,389           2,234
Inventories, net                            1,075           1,062
Deferred income taxes                         610             512
Other current assets                          131             157
                                          -------         -------
 Total current assets                       5,455           4,534
                                          -------         -------

Property, plant and equipment, net          5,094           5,420
Goodwill                                    1,384             981
Other long-term assets                      2,885           2,559
                                          -------         -------
 TOTAL ASSETS                             $14,818         $13,494
                                          =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current
 liabilities                              $ 3,707         $ 3,351
Short-term borrowings                         946           1,442
Accrued income taxes                          654             709
                                          -------         -------
 Total current liabilities                  5,307           5,502

Long-term debt, net of current portion      2,302           1,164
Postretirement liabilities                  3,344           3,412
Other long-term liabilities                   601             639
                                          -------         -------
 Total liabilities                         11,554          10,717
                                          -------         -------

 Commitments and Contingencies (Note 11)

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value;
   950,000,000 shares authorized;
   391,292,760 shares issued in 2003
    and 2002; 286,580,671 and
    285,933,179 shares outstanding
    in 2003 and 2002                          978             978
Additional paid in capital                    850             849
Retained earnings                           7,527           7,611
Accumulated other comprehensive loss         (231)           (771)
Unearned restricted stock                      (8)              -
                                          -------         -------
                                            9,116           8,667
Treasury stock, at cost
   104,712,089 shares in 2003 and
   105,359,581 shares in 2002               5,852           5,890
                                          -------         -------
 Total shareholders' equity                 3,264           2,777
                                          -------         -------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $14,818         $13,494
                                          =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

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

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY Cont'd.

(in millions, except share and per share data)


                                                                          Accumulated
                                                     Additional              Other
                                             Common   Paid In  Retained  Comprehensive   Treasury
                                             Stock*   Capital  Earnings  (Loss) Income    Stock    Total
Shareholders' Equity December 31, 2001        $978     $ 849    $ 7,431     $(597)       $(5,767) $2,894

Net earnings                                     -         -        770         -              -     770
                                                                                                  ------
Other comprehensive income (loss):
  Unrealized gains on available-for-sale
   securities ($11 million pre-tax)              -         -          -         6              -       6
  Unrealized loss arising from
   hedging activity ($27 million pre-tax)        -         -          -       (19)             -     (19)
  Reclassification adjustment for hedging
   related losses included in net earnings
   ($24 million pre-tax)                         -         -          -        15              -      15
  Currency translation adjustments               -         -          -       218              -     218
  Minimum pension liability adjustment
   ($577 million pre-tax)                        -         -          -      (394)             -    (394)
                                                                            -----                 ------
  Other comprehensive loss                       -         -          -      (174)             -    (174)
                                                                            -----                 ------
Comprehensive income                                                                                 596

Cash dividends declared ($1.80 per common
  share)                                         -         -       (525)        -              -    (525)
Treasury stock repurchased (7,354,316
  shares)                                        -         -          -         -           (260)   (260)
Treasury stock issued under employee plans
 (2,357,794 shares)                              -        (1)       (65)        -            137      71
Tax reductions - employee plans                  -         1          -         -              -       1
                                              ----     -----    -------     -----        -------  ------
Shareholders' Equity December 31, 2002        $978     $ 849    $ 7,611     $(771)       $(5,890) $2,777

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY Cont'd.

(in millions, except share and per share data)


                                                                         Accumulated   Unearned
                                                     Additional              Other     Restrict-
                                             Common   Paid In  Retained  Comprehensive    ed   Treasury
                                             Stock*   Capital  Earnings  (Loss) Income  Stock   Stock    Total
Shareholders' Equity December 31, 2002        $978     $ 849    $ 7,611     $(771)       $ -   $(5,890) $2,777

Net earnings                                     -         -        265         -          -         -     265
                                                                                                        ------
Other comprehensive income (loss):
  Unrealized gains on available-for-sale
   securities ($18 million pre-tax)              -         -          -        11          -         -      11
  Unrealized loss arising from
   hedging activity ($42 million pre-tax)        -         -          -       (25)         -         -     (25)
  Reclassification adjustment for hedging
   related losses included in net earnings
   ($29 million pre-tax)                         -         -          -        19          -         -      19
  Currency translation adjustments               -         -          -       413          -         -     413
  Minimum pension liability adjustment
   ($167 million pre-tax)                        -         -          -       122          -         -     122
                                                                            -----                       ------
  Other comprehensive income                     -         -          -       540          -         -     540
                                                                            -----                       ------
Comprehensive income                                                                                       805

Cash dividends declared ($1.15 per common
  share)                                         -         -       (330)        -          -         -    (330)
Treasury stock issued for stock option
 exercises (337,940 shares)                      -         -        (10)        -          -        21      11
Unearned restricted stock issuances              -         -         (9)        -         (8)       17       -
 (309,552 shares)
Tax reductions - employee plans                  -         1          -         -          -         -       1
                                              ----     -----    -------     -----        ---   -------  ------
Shareholders' Equity December 31, 2003        $978     $ 850    $ 7,527     $(231)       $(8)  $(5,852) $3,264
                                              ====     =====    =======     =====        ===   =======  ======

* There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.


The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS
                                         For the Year Ended December 31,
(in millions)                             2003        2002        2001

Cash flows from operating activities:
Net earnings                            $  265      $  770      $   76
Adjustments to reconcile to net cash
 provided by operating activities:
  (Earnings) loss from discontinued
   operations                              (27)         23           5
  Equity in losses from unconsolidated
   affiliates                               52         105          84
  Depreciation and goodwill amortization   830         818         917
  Gain on sales of businesses/assets       (11)        (24)          -
  Purchased research and development        32           -           -
  Restructuring costs, asset impairments
   and other charges                       156          85         415
  Benefit for deferred income taxes        (14)       (224)        (41)
  (Increase) decrease in receivables        (9)        263         254
  Decrease in inventories                  128          88         465
  Increase (decrease) in liabilities
   excluding borrowings                     94          29        (111)
  Other items, net                         130         285         149
                                        ------      ------      ------
    Total adjustments                    1,361       1,448       2,137
                                        ------      ------      ------
    Net cash provided by continuing
     operations                          1,626       2,218       2,213
                                        ------      ------      ------
    Net cash provided by (used in)
     discontinued operations                19         (14)         (7)
                                        ------      ------      ------
    Net cash provided by operating
     activities                          1,645       2,204       2,206
                                        ------      ------      ------
Cash flows from investing activities:
  Additions to properties                 (506)       (577)       (743)
  Net proceeds from sales of
   businesses/assets                        26          27           -
  Acquisitions, net of cash acquired      (697)        (72)       (306)
  Investments in unconsolidated
   affiliates                              (89)       (123)       (141)
  Marketable securities - sales             86          88          54
  Marketable securities - purchases        (87)       (101)        (52)
                                        ------      ------      ------
    Net cash used in investing
     activities                         (1,267)       (758)     (1,188)
                                        ------      ------      ------
Cash flows from financing activities:
  Net decrease in borrowings with
   maturities of 90 days or less          (574)       (210)       (695)
  Proceeds from other borrowings         1,693         759       1,907
  Repayment of other borrowings           (531)     (1,146)     (1,355)
  Dividends to shareholders               (330)       (525)       (643)
  Exercise of employee stock options        12          51          22
  Stock repurchase programs                  -        (260)        (44)
                                        ------      ------      ------
    Net cash provided by (used in)
     financing activities                  270      (1,331)       (808)
                                        ------      ------      ------
Effect of exchange rate changes on cash     33           6          (8)
                                        ------      ------      ------

Net increase in cash and cash
 equivalents                               681         121         202
Cash and cash equivalents, beginning
 of year                                   569         448         246
                                        ------      ------      ------
Cash and cash equivalents, end of year  $1,250      $  569      $  448
                                        ======      ======      ======

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)

Cash paid for interest and income taxes was:

                                       2003        2002        2001

Interest, net of portion capitalized
  of $2, $3 and $12                    $137        $173        $214
Income taxes                             66         201         120


The following non-cash transactions are not reflected in the Consolidated Statement of Cash Flows:

                                       2003        2002        2001

Minimum pension liability adjustment   $122        $394        $ 37
Liabilities assumed in acquisitions     109          30         142
Issuance of restricted stock,
  net of forfeitures                     13           1           5
Issuance of stock related to
  an acquisition                          -          25           -

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
NOTES TO FINANCIAL STATEMENTS

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Kodak and its majority owned subsidiary companies. Intercompany transactions are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to minority interests. The equity method of accounting is used for joint ventures and investments in associated companies over which Kodak has significant influence, but does not have effective control. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The cost method of accounting is used for investments in which Kodak has less than a 20% ownership interest, and the Company does not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value. The carrying value of these investments is reported in other long-term assets in the accompanying Consolidated Statement of Financial Position. The Company's equity in the net income and losses of these investments is reported in other charges, net, in the accompanying Consolidated Statement of Earnings. See Note 7, "Investments," and Note 14, "Other Charges, Net."

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

For certain other subsidiaries and branches, operations are conducted primarily in U.S. dollars, which is therefore the functional currency. Monetary assets and liabilities, and the related revenue, expense, gain and loss accounts, of these foreign subsidiaries and branches are remeasured at year-end exchange rates. Non-monetary assets and liabilities, and the related revenue, expense, gain and loss accounts, are remeasured at historical rates. Adjustments which result from the remeasurement of the assets and liabilities of these subsidiaries are included in net income.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in net income. The effects of foreign currency transactions, including related hedging activities, were losses of $11 million, $19 million, and $9 million in the years 2003, 2002, and 2001, respectively, and are included in other charges, net, in the accompanying Consolidated Statement of Earnings. Refer to the "Derivative Financial Instruments" section of Note 1, "Significant Accounting Policies," for a description of how hedging activities are reflected in the Company's Consolidated Statement of Earnings.

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

Additionally, the Company guarantees debt and other obligations with certain unconsolidated affiliates and customers, which could potentially subject the Company to significant concentrations of credit risk. However, with the exception of the Company's total debt guarantees for which there is a concentration with one of Kodak's unconsolidated affiliate companies, these guarantees relate to numerous customers in a variety of industries, markets and geographies around the world. The Company does not believe that material payments will be required under any of its guarantee arrangements. See Note 12, "Guarantees."

CASH EQUIVALENTS

All highly liquid investments with a remaining maturity of three months or less at date of purchase are considered to be cash equivalents.

MARKETABLE SECURITIES AND NONCURRENT INVESTMENTS

The Company classifies its investment securities as either held-to-maturity, available-for-sale or trading. The Company's debt and equity investment securities are classified as held-to-maturity and available-for-sale, respectively. Held-to-maturity investments are carried at amortized cost and available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in shareholders' equity under the caption accumulated other comprehensive income (loss). The Company records losses that are other than temporary to earnings.

At December 31, 2003 and 2002, the Company had short-term investments classified as held-to-maturity of $11 million and $9 million, respectively. These investments were included in other current assets in the accompanying Consolidated Statement of Financial Position. In addition, at December 31, 2003 and 2002, the Company had available-for-sale equity securities of $31 million and $24 million, respectively, included in other long-term assets in the accompanying Consolidated Statement of Financial Position.

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

For the year ended December 31, 2001, goodwill amortization was charged to earnings on a straight-line basis over the period estimated to be benefited, generally ten years. Earnings and earnings per share from continuing operations for the year ended December 31, 2001, as adjusted for the exclusion of goodwill amortization expense, were as follows (in millions, except per share amounts):

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
                               =====        =====              ====

See Note 5, "Goodwill and Other Intangible Assets."

REVENUE

The Company's revenue transactions include sales of the following: products; equipment; software; services; equipment bundled with products and/or services; and integrated solutions. The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured. At the time revenue is recognized, the Company provides for the estimated costs of warranties and reduces revenue for estimated returns.

For product sales, the recognition criteria are generally met when title and risk of loss have transferred from the Company to the buyer, which may be upon shipment or upon delivery to the customer site, based on contract terms or legal requirements in foreign jurisdictions. Service revenues are recognized as such services are rendered.

For equipment sales, the recognition criteria are generally met when the equipment is delivered and installed at the customer site. Revenue is recognized for equipment upon delivery as opposed to upon installation when there is objective and reliable evidence of fair value for the installation, and the amount of revenue allocable to the equipment is not legally contingent upon the completion of the installation. In instances in which the agreement with the customer contains a customer acceptance clause, revenue is deferred until customer acceptance is obtained, provided the customer acceptance clause is considered to be substantive. For certain agreements, the Company does not consider these customer acceptance clauses to be substantive because the Company can and does replicate the customer acceptance test environment and performs the agreed upon product testing prior to shipment. In these instances, revenue is recognized upon installation of the equipment.

Revenue for the sale of software licenses is recognized when: (1) the Company enters into a legally binding arrangement with a customer for the license of software; (2) the Company delivers the software; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection from the customer is probable. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment. Software maintenance and support revenue is recognized ratably over the term of the related maintenance period.

The Company's transactions may involve the sale of equipment, software, and related services under multiple element arrangements. The Company allocates revenue to the various elements based on verifiable objective evidence of fair value (if software is not included or is incidental to the transaction) or Kodak-specific objective evidence of fair value if software is included and is other than incidental to the sales transaction as a whole. Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element.

Revenue from the sale of integrated solutions, which includes transactions that require significant production, modification or customization of software, is recognized in accordance with contract accounting. Under contract accounting, revenue is recognized by utilizing either the percentage-of-completion or completed-contract method. The Company currently utilizes the completed-contract method for all solution sales, as sufficient history does not currently exist to allow the Company to accurately estimate total costs to complete these transactions. Revenue from other long-term contracts, primarily government contracts, is generally recognized using the percentage-of-completion method.

At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, "Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor's Products)." Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances, and coupons. For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates or coupons, the Company uses historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized.

In instances where the Company provides slotting fees or similar arrangements, this incentive is recognized as a reduction in revenue when payment is made to the customer (or at the time the Company has incurred the obligation, if earlier) unless the Company receives an identifiable benefit, in which case the incentive is recorded as an asset and is amortized as a reduction of revenue over the term of the arrangement. Arrangements in which the Company receives an identifiable benefit include arrangements that have enforceable exclusivity provisions and those that provide a clawback provision entitling the Company to a pro rata reimbursement if the customer does not fulfill its obligations under the contract.

The Company may offer customer financing to assist customers in their acquisition of Kodak's products, primarily in the area of on-site photofinishing equipment. At the time a financing transaction is consummated, which qualifies as a sales-type lease, the Company records equipment revenue equal to the total lease receivable net of unearned income. Unearned income is recognized as finance income using the effective interest method over the term of the lease. Leases not qualifying as sales-type leases are accounted for as operating leases. The Company recognizes revenue from operating leases on an accrual basis as the rental payments become due.

The Company's sales of tangible products are the only class of revenues that exceeds 10% of total consolidated net sales. All other sales classes are individually less than 10%, and therefore, have been combined with the sales of tangible products on the same line in accordance with Regulation S-X.

RESEARCH AND DEVELOPMENT COSTS

Research and development (R&D) costs, which include costs in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are charged to operations in the period in which they are incurred. In connection with a business combination, the purchase price allocated to research and development projects that have not yet reached technological feasibility and for which no alternative future use exists is charged to operations in the period of acquisition.

ADVERTISING

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying Consolidated Statement of Earnings. Advertising expenses amounted to $598 million, $632 million and $634 million in 2003, 2002 and 2001, respectively.

SHIPPING AND HANDLING COSTS

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively, in accordance with EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under the guidance of SFAS No. 144, the Company's current policy is substantially unchanged from its previous policy. The Company reviews the carrying value of its long-lived assets, other than goodwill and purchased intangible assets with indefinite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses the recoverability of the carrying value of long-lived assets by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, by estimating the undiscounted future cash flows that are directly associated with and that are expected to arise from the use of and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows or external appraisals.

In connection with its assessment of recoverability of its long-lived assets and its ongoing strategic review of the business and its operations, the Company continually reviews the remaining useful lives of its long-lived assets. If this review indicates that the remaining useful life of the long-lived asset has been reduced, the Company adjusts the depreciation on that asset to facilitate full cost recovery over its revised estimated remaining useful life.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivative instruments are recognized as either assets or liabilities and are measured at fair value. Certain derivatives are designated and accounted for as hedges. The Company does not use derivatives for trading or other speculative purposes.

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

The reconciliation between the denominator of the basic and diluted earnings-per-share computations is as follows:

                                        For the Year Ended December 31,
(in millions)
                                        2003         2002         2001

Number of common shares used in
 basic earnings per share              286.5        291.5        290.6
Incremental shares from
 assumed conversion of options           0.1          0.2          0.4
                                      ------      -------      -------
Number of common shares used in
 diluted earnings per share            286.6        291.7        291.0
                                      ======      =======      =======

Options to purchase 35.9 million, 26.8 million and 43.7 million shares of common stock at weighted-average per share prices of $51.63, $58.83 and $61.30 for the years ended December 31, 2003, 2002 and 2001, respectively, were outstanding during the years presented but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive, meaning that the options' exercise price was greater than the average market price of the common shares for the respective periods. Diluted earnings per share for the year ended December 31, 2003 also excludes 18.5 million shares related to the Company's Convertible Senior Notes, which were issued in October 2003 and are due 2033 because the contingencies surrounding the conversion features have not yet lapsed, and because the effect of issuing such shares would be anti-dilutive as of December 31, 2003.

STOCK-BASED COMPENSATION

The Company accounts for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, no stock-based employee compensation cost is reflected in net earnings for the years ended December 31, 2003, 2002 and 2001, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has determined the pro forma net earnings (loss) and net earnings (loss) per share information as if the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied to its stock-based employee compensation. The pro forma information is as follows:

(in millions, except per share data)
                                           Year Ended December 31,
                                        2003       2002       2001


Net earnings, as reported              $ 265     $  770     $   76

Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 method for all awards, net
 of related tax effects                  (16)      (105)       (79)
                                       -----     ------     ------
Pro forma net earnings (loss)          $ 249     $  665     $   (3)
                                       =====     ======     ======
Earnings (loss) per share:

  Basic and diluted - as reported      $ .92     $ 2.64     $  .26
  Basic and diluted - pro forma        $ .87     $ 2.28     $ (.01)

The total stock-based employee compensation amount, net of related tax effects, for the year ended December 31, 2002, of $105 million includes a net of tax expense impact of $50 million representing the grant of approximately 16 million new options awarded on August 26, 2002 in relation to the voluntary stock option exchange program. These options were essentially fully vested at the date of grant.

Additionally, the 2002 total stock-based employee compensation expense amount of $105 million, net of taxes, includes a net of tax expense impact of $34 million representing the unamortized compensation cost of the options that were cancelled in connection with the 2002 voluntary stock option exchange program. See Note 20, "Stock Option and Compensation Plans."

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options issued in each year:

                                           2000        Exchange
                                           Plan        Program
                                          ------       --------

                                           2003          2003

Risk-free interest rates                    3.6%          N/A
Expected option lives                    7 years          N/A
Expected volatilities                        35%          N/A
Expected dividend yields                   3.89%          N/A


                                           2002          2002

Risk-free interest rates                    3.8%          2.9%
Expected option lives                    7 years       4 years
Expected volatilities                        34%           37%
Expected dividend yields                   5.76%         5.76%


                                           2001          2001

Risk-free interest rates                    4.2%          N/A
Expected option lives                    6 years          N/A
Expected volatilities                        34%          N/A
Expected dividend yields                   4.43%          N/A


The weighted-average fair value of options granted in 2003 was $7.70. The weighted-average fair value of options granted in 2002 was $8.22 for the 2000 Plan and $5.99 for the voluntary stock option exchange program. The weighted-average fair value of options granted in 2001 was $8.37.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to compensation expense over the options' vesting period (1-3 years).

On February 18, 2004, the Company announced that it will begin expensing stock options starting January 1, 2005 using the fair value recognition provisions of SFAS No. 123. The FASB is expected to issue an exposure draft during 2004 relating to a new accounting standard that will require the expensing of stock options. This new accounting standard may become effective on January 1, 2005, in which case the Company will follow the stock option expensing rules of the new standard.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on financial instruments qualifying for hedge accounting, and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.

SEGMENT REPORTING

The Company reports net sales, operating income, net income, and certain expense, asset and geographical information about its reportable segments. Reportable segments are components of the Company for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. For 2003, the Company has three reportable segments (Photography, Health Imaging, and Commercial Imaging) and All Other. On August 21, 2003, the Company announced an organizational realignment, effective January 1, 2004, that will change the current reportable segment structure. See Note 23, "Segment Information," for a discussion of this change.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended December 31, 2003 for the Company) for VIEs considered to be special purpose entities (SPEs). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The Company's only material SPE as of December 31, 2003 was related to its equity investment in ESF. Refer to Note 7, "Investments," for the disclosures required under FIN 46 on ESF. The Company is currently evaluating the effect that the adoption of FIN 46 for non-SPE VIEs created prior to February 1, 2003 will have on its financial position, results of operations and cash flows. The Company did not have a material exposure to loss as of December 31, 2003 in relation to any VIEs that it had created or obtained an interest in after January 31, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were recorded as equity, be recorded as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. The Company adopted SFAS No. 150 on June 1, 2003.
The adoption of this statement did not have any effect on the Company's financial position, results of operations or cash flows.

EITF Issue No. 03-05, "Applicability of AICPA Statement of Position
(SOP) 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software," effective September 30, 2003, states that, only software and software-related elements are in the scope of SOP 97-2. The adoption of EITF No. 03-05 did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 requires that companies disclose more information about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Companies are required to disclose plan assets by category and a description of investment policies, strategies and target allocation percentages for these asset categories. Cash flows must include projections of future benefit payments, and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans. In addition, companies are required to disclose various elements of pension and other postretirement benefit costs on a quarterly basis. Certain provisions of SFAS No. 132 were effective and were implemented as of and for the year ended December 31, 2003. Certain of the other provisions will be effective for quarterly and annual periods beginning after December 15, 2003. Refer to Note 17, "Retirement Plans," for these new disclosures.

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-1 allows the sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act, which was signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. The guidance in this FSP is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. In accordance with FSP No. 106-1, the Company has elected to defer accounting for the effects of the Act. Refer to Note 18, "Other Postretirement Benefits," for disclosures required by FSP No. 106-1.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior periods to conform to the 2003 presentation.
-----------------------------------------------------------------------

NOTE 2:  RECEIVABLES, NET

 (in millions)                                2003         2002

Trade receivables                           $2,028       $1,896
Miscellaneous receivables                      361          338
                                            ------       ------
 Total (net of allowances of $112 and $137) $2,389       $2,234
                                            ======       ======

Of the total trade receivable amounts of $2,028 million and $1,896 million as of December 31, 2003 and 2002, respectively, approximately $528 million and $371 million, respectively, are expected to be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.
-----------------------------------------------------------------------

NOTE 3:  INVENTORIES, NET
(in millions)                                 2003         2002

  At FIFO or average cost (approximates
   current cost)
         Finished goods                     $  818       $  831
         Work in process                       302          322
         Raw materials                         317          301
                                            ------       ------
                                             1,437        1,454
         LIFO reserve                         (362)        (392)
                                            ------       ------
           Total                            $1,075       $1,062
                                            ======       ======

Inventories valued on the LIFO method are approximately 41% and 47% of total inventories in 2003 and 2002, respectively. During 2003 and 2002, inventory usage resulted in liquidations of LIFO inventory quantities. In the aggregate, these inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these LIFO liquidations was to reduce cost of goods sold by $53 million and $31 million in 2003 and 2002, respectively.

The Company reduces the carrying value of inventories to a lower of cost or market basis for those items that are potentially excess, obsolete or slow-moving based on management's analysis of inventory levels and future sales forecasts. The Company also reduces the carrying value of inventories whose net book value is in excess of market. Aggregate reductions in the carrying value with respect to inventories that were still on hand at December 31, 2003 and 2002, and that were deemed to be excess, obsolete, slow-moving or that had a carrying value in excess of market, were $75 million and $65 million, respectively.
-----------------------------------------------------------------------

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT, NET
(in millions)                                 2003         2002

  Land                                     $   116      $   123
  Buildings and building improvements        2,680        2,658
  Machinery and equipment                   10,211       10,182
  Construction in progress                     270          325
                                           -------      -------
                                            13,277       13,288
  Accumulated depreciation                  (8,183)      (7,868)
                                           -------      -------
    Net properties                         $ 5,094      $ 5,420
                                           =======      =======

Depreciation expense was $830 million, $818 million and $765 million for the years 2003, 2002 and 2001, respectively, of which approximately $70 million, $19 million and $52 million, respectively, represented accelerated depreciation in connection with restructuring actions.
-----------------------------------------------------------------------

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized, but is required to be assessed for impairment at least annually. Goodwill was $1,384 million and $981 million at December 31, 2003 and 2002, respectively. The changes in the carrying amount of goodwill by reportable segment for 2003 and 2002 were as follows:

                                                     Commer-    Consol-
                           Photo-        Health       cial      idated
(in millions)              graphy       Imaging      Imaging    Total

Balance at
 December 31, 2001           $ 669       $ 169       $ 110       $  948
Goodwill related to
 acquisitions                   19           1           6           26
Goodwill written off
 related to disposals            -           -         (17)
(17)
Finalization of purchase
 accounting                     (1)          4           3            6
Currency translation
 adjustments                    15           2           1           18
                             -----       -----       -----       ------
Balance at
 December 31, 2002             702         176         103          981
Goodwill related to
 acquisitions                   30         350           -          380
Goodwill written off
 related to disposals/
 divestitures                  (21)          -          (6)
(27)
Finalization of purchase
 accounting                     13          (2)          -           11
Currency translation
 adjustments                    17          15           7           39
                             -----       -----       -----       ------
Balance at
 December 31, 2003           $ 741       $ 539       $ 104       $1,384
                             =====       =====       =====       ======

The aggregate amount of goodwill acquired during 2003 of $380 million was attributable to $350 million for the purchase of PracticeWorks within the Health Imaging segment, $16 million for the purchase of Applied Science Fiction within the Photography segment and $14 million related to additional acquisitions within the Photography segment. The $21 million of goodwill written off in relation to disposals/divestitures during 2003 for the Photography segment was attributable to the divesture of Consumer Imaging Services (CIS) in Germany.

The aggregate amount of goodwill acquired during 2002 of $26 million was attributable to acquisitions that are all individually immaterial. The goodwill written off related to disposals during 2002 of $17 million was attributable to the disposal of Kodak Global Imaging, Inc. within the Commercial Imaging segment. The $17 million charge to earnings relating to the write-off of goodwill is included in the loss from discontinued operations in the Consolidated Statement of Earnings. See Note 22, "Discontinued Operations."

The gross carrying amount and accumulated amortization by major intangible asset category for 2003 and 2002 were as follows:

(in millions)                      As of December 31, 2003

                             Gross Carrying     Accumulated
                                 Amount         Amortization     Net
                             --------------     ------------    ----
Technology-based                 $201               $76         $125
Customer-related                  176                17          159
Other                              14                 4           10
                                 ----               ---         ----
Total                            $391               $97         $294
                                 ====               ===         ====

                                   As of December 31, 2002

                             Gross Carrying     Accumulated
                                 Amount         Amortization     Net
                             --------------     ------------    ----
Technology-based                 $132               $58         $ 74
Customer-related                   47                 9           38
Other                               8                 2            6
                                 ----               ---         ----
Total                            $187               $69         $118
                                 ====               ===         ====

The aggregate amount of intangible assets acquired during 2003 of $204 million was attributable to $169 million for the purchase of PracticeWorks as described in Note 21 "Acquisitions," and $35 million related to additional acquisitions that are all individually immaterial. The aggregate amount of intangible assets acquired during 2002 of $15 million was attributable to acquisitions that were all individually immaterial.

Amortization expense related to intangible assets was $28 million, $21 million and $15 million in 2003, 2002 and 2001, respectively.

Estimated future amortization expense related to purchased intangible assets at December 31, 2003 is as follows:

(in millions)

                   2004          $ 42
                   2005            40
                   2006            34
                   2007            30
                   2008            26
                   2009+          122
                                 ----
                   Total         $294
                                 ====
-----------------------------------------------------------------------

NOTE 6:  OTHER LONG-TERM ASSETS

(in millions)                          2003           2002

Prepaid pension costs                $1,147         $  988
Investments in unconsolidated
 affiliates                             426            382
Deferred income taxes                   378            421
Intangible assets other than
 goodwill                               294            118
Non-current receivables                 254            328
Miscellaneous other long-term assets    386            322
                                     ------         ------
    Total                            $2,885         $2,559
                                     ======         ======

The miscellaneous component above consists of other miscellaneous long-term assets that, individually, are less than 5% of the Company's total long-term assets, and therefore, have been aggregated in accordance with Regulation S-X.
-----------------------------------------------------------------------

NOTE 7:  INVESTMENTS

Equity Method -

At December 31, 2003, the Company's significant equity method investees and the Company's approximate ownership interest in each investee were as follows:

Kodak Polychrome Graphics (KPG)              50%
Express Stop Financing (ESF)                 50%
NexPress Solutions LLC                       50%
SK Display Corporation                       34%
Matsushita-Ultra Technologies
 Battery Corporation                         30%

At December 31, 2003 and 2002, the Company's equity investment in these unconsolidated affiliates was $417 million and $381 million, respectively, and is reported within other long-term assets in the accompanying Consolidated Statement of Financial Position. The Company records its equity in the income or losses of these investees and reports such amounts in other charges, net, in the accompanying Consolidated Statement of Earnings. See Note 14, "Other Charges, Net." These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements.

The Company sells graphics film and other products to its equity affiliate, KPG. Sales to KPG for the years ended December 31, 2003, 2002 and 2001 amounted to $271 million, $315 million and $350 million, respectively. These sales are reported in the Consolidated Statement of Earnings. The Company eliminates profits on these sales, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. At December 31, 2003 and 2002, amounts due from KPG relating to these sales were $6 million and $31 million, respectively, and are reported in receivables, net in the accompanying Consolidated Statement of Financial Position. Additionally, the Company has guaranteed certain debt obligations of KPG up to $160 million, which is included in the total guarantees amount of $363 million at December 31, 2003, as discussed in Note 12, "Guarantees."

Kodak sells certain of its long-term lease receivables relating to the sale of photofinishing equipment to ESF without recourse to the Company. Sales of long-term lease receivables to ESF were approximately $15 million, $9 million and $83 million in 2003, 2002 and 2001, respectively. See Note 11, "Commitments and Contingencies."

As disclosed in Note 1, the provisions of FIN 46 were applied to ESF for the year ended December 31, 2003 because ESF qualifies as a variable interest entity (VIE) and meets the definition of a special purpose entity as defined in FIN 46. The Company's wholly owned subsidiary, Qualex, is not the primary beneficiary of ESF as determined in accordance with FIN 46 and, therefore, is not required to consolidate ESF. ESF is an operating entity formed between Qualex and Dana Credit Corporation in October 1993 to provide a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit (see Note 11 under "Other Commitments and Contingencies"). Qualex's estimated maximum exposure to loss as a result of its continuing involvement with ESF is $51 million as of December 31, 2003, which is equal to the carrying value of Qualex's
investment balance in the entity.   As of December 31, 2003, the Company
does not intend to nor is committed to fund any amounts to ESF in the future, and there are no debt guarantees under which Qualex could potentially be required to perform in relation to its investment in ESF. The Company was not involved with any other entities that would qualify as VIEs under the Revised Interpretations of FIN 46.

The Company also sells chemical products to its 50% owned equity affiliate, NexPress. These sales transactions are not material to the Company's financial position, results of operations or cash flows.

On March 8, 2004, the Company announced that it had agreed with Heidelberger Druckmaschinen AG (Heidelberg) to purchase Heidelberg's 50 percent interest in NexPress. Refer to Note 25, "Subsequent Events," for further discussion of this purchase.

Kodak has no other material activities with its equity method investees.


Cost Method -

The Company also has certain investments with less than a 20% ownership interest in various private companies whereby the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method. The remaining carrying value of the Company's investments accounted for under the cost method at December 31, 2003 and 2002 of $25 million and $29 million, respectively, is included in other long-term assets in the accompanying Consolidated Statement of Financial Position.

The Company recorded total charges for the years ended December 31, 2003 and 2002 of $7 million and $45 million, respectively, for other than temporary impairments relating to certain of its strategic and non-strategic venture investments, which were accounted for under the cost method. There were no such charges incurred for the year ended December 31, 2001. The strategic venture investment impairment charges for the years ended December 31, 2003 and 2002 of $3 million and $27 million, respectively, were recorded in selling, general and administrative expenses in the accompanying Consolidated Statement of Earnings. The non-strategic venture investment impairment charges for the years ended December 31, 2003 and 2002 of $4 million and $18 million, respectively, were recorded in other charges, net, in the accompanying Consolidated Statement of Earnings. The charges were taken in the respective periods in which the available evidence, including subsequent financing rounds, independent valuations, and other factors indicated that the underlying investments were permanently impaired.
------------------------------------------------------------------------

NOTE 8:  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

(in millions)                                 2003         2002

Accounts payable, trade                     $  834       $  720
Accrued advertising and promotional
 expenses                                      738          574
Accrued employment-related liabilities         958          968
Other                                        1,177        1,089
                                            ------       ------
    Total                                   $3,707       $3,351
                                            ======       ======

The other component above consists of other miscellaneous current liabilities that, individually, are less than 5% of the total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.
---------------------------------------------------------------------

NOTE 9:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS

The Company's short-term borrowings at December 31, 2003 and 2002 were as follows:

(in millions)                                 2003         2002

Commercial paper                            $  304       $  837
Current portion of long-term debt              457          387
Short-term bank borrowings                     185          218
                                            ------       ------
    Total                                   $  946       $1,442
                                            ======       ======

The weighted-average interest rates for commercial paper outstanding at December 31, 2003 and 2002 were 2.95% and 1.97%, respectively. The weighted-average interest rates for short-term bank borrowings outstanding at December 31, 2003 and 2002 were 3.79% and 3.83%, respectively.

LINES OF CREDIT

The Company has $2,225 million in committed revolving credit facilities, which are available for general corporate purposes including the support of the Company's commercial paper program. The credit facilities are comprised of the $1,000 million 364-day committed revolving credit facility (364-Day Facility) expiring in July 2004 and a 5-year committed facility at $1,225 million expiring in July 2006 (5-Year Facility). If unused, they have a commitment fee of $4.5 million per year at the Company's current credit rating of Baa3 and BBB- from Moody's and Standard & Poors (S&P), respectively. Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company's credit rating. The Company issues letters of credit under the 5-Year Facility. As of December 31, 2003, there were $118 million of letters of credit outstanding under the 5-Year Facility. The remainder of the 5-Year Facility and the 364-Day Facility was unused at December 31, 2003. Under the 364-Day Facility and 5-Year Facility, there is a financial covenant that requires the Company to maintain a debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio of not greater than 3 to 1. In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. The Company was in compliance with this covenant at December 31, 2003. The Company does not anticipate that a violation is likely to occur.

The Company has other committed and uncommitted lines of credit at December 31, 2003 totaling $242 million and $1,722 million, respectively. These lines primarily support borrowing needs of the Company's subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Total outstanding borrowings against these other committed and uncommitted lines of credit at December 31, 2003 were $138 million and $316 million, respectively. These outstanding borrowings are reflected in the short-term borrowings and long-term debt, net of current portion balances in the accompanying Consolidated Statement of Financial Position at December 31, 2003.

Accounts Receivable Securitization Program

In March 2002, the Company entered into an accounts receivable securitization program (the Program), which provided the Company with borrowings up to a maximum of $400 million. The Program, which is renewable annually subject to the bank's approval, was renewed in March 2003 with a maximum borrowing level of $250 million. Under the Program, the Company sells certain of its domestic trade accounts receivable without recourse to EK Funding LLC, a Kodak wholly owned, consolidated, bankruptcy-remote, limited purpose, limited liability corporation (EKFC). Kodak continues to service, administer and collect the receivables. A bank, acting as the Program agent, purchases undivided percentage ownership interests in those receivables on behalf of the conduit purchasers, who have a first priority security interest in the related receivables pool. The receivables pool at December 31, 2003, representing the outstanding balance of the gross accounts receivable sold to EKFC, totaled approximately $585 million. As the Company has the right at any time during the Program to repurchase all of the then outstanding purchased interests for a purchase price equal to the outstanding principal plus accrued fees, the receivables remain on the Company's Consolidated Statement of Financial Position, and the proceeds from the sale of undivided interests are recorded as secured borrowings.

As the Program is renewable annually subject to the bank's approval, the secured borrowings under the Program are included in short-term borrowings. At December 31, 2003, the Company had no outstanding secured borrowings under the Program.

The cost of the secured borrowings under the Program is comprised of yield, liquidity, conduit, Program and Program agent fees. The yield fee is subject to a floating rate, based on the average of the conduits' commercial paper rates. The total charge for these fees is recorded in interest expense. Interest expense for the year ended December 31, 2003 in relation to the Program was not material.

The Program agreement contains a number of customary covenants and termination events. Upon the occurrence of a termination event, all secured borrowings under the Program shall be immediately due and payable. The Company was in compliance with all such covenants at December 31, 2003.

LONG-TERM DEBT

Long-term debt and related maturities and interest rates were as follows at December 31, 2003 and 2002 (in millions):

                                         2003                2002
                                   ----------------   -----------------
                                   Weighted-  Amount  Weighted-  Amount
                                    Average    Out-    Average    Out-
                                   Interest   Stand-  Interest   Stand-
Country   Type          Maturity     Rate      ing      Rate      ing

U.S.      Term note     2003           -     $    -    9.38%    $  144
U.S.      Term note     2003           -          -    7.36%       110
U.S.      Term note     2004        1.72% *     200       -          -
U.S.      Term note     2005        1.73% *     100       -          -
U.S.      Medium-term   2005        7.25%       200    7.25%       200
U.S.      Medium-term   2006        6.38%       500    6.38%       500
U.S.      Term note     2008        3.63%       249       -          -
U.S.      Term note     2008        9.50%        34    9.50%        34
U.S.      Term note     2013        7.25%       500       -          -
U.S.      Term note     2018        9.95%         3    9.95%         3
U.S.      Term note     2021        9.20%        10    9.20%        10
U.S.      Convertible   2033        3.38%       575       -          -
China     Bank loans    2003           -          -    5.49%       114
China     Bank loans    2004        5.50%       225    5.58%       252
China     Bank loans    2005        5.45%       106    5.53%       124
Qualex    Term notes  2004-2008     5.53%        49    6.12%        44
Chile     Bank loans    2004           -          -    2.61%        10
Other                                             8                  6
                                             ------             ------
                                              2,759              1,551
Current portion of long-term debt              (457)              (387)
                                             ------             ------
Long-term debt, net of current portion       $2,302             $1,164
                                             ======             ======

*  Represents debt with a variable interest rate.

Annual maturities (in millions) of long-term debt outstanding at December 31, 2003 are as follows: $457 in 2004, $422 in 2005, $507 in
2006, $2 in 2007, $283 in 2008, and $1,088 in 2009 and beyond.

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

On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the new debt shelf registration) for the issuance of up to $2,000 million of new debt securities. The new debt shelf registration became effective on September 19, 2003. Pursuant to Rule 429 under the Securities Act of 1933, $650 million of remaining unsold debt securities were included in the new debt shelf registration, giving the Company the ability to issue up to $2,650 million in public debt.

On October 10, 2003, the Company completed the offering and sale of $500 million aggregate principal amount of Senior Notes due 2013 (the Notes), which was made pursuant to the Company's new debt shelf registration. Interest on the Notes will accrue at the rate of 7.25% per annum and is payable semiannually. The Notes are not redeemable at the Company's option or repayable at the option of any holder prior to maturity. The Notes are unsecured and unsubordinated obligations, and rank equally with all of the Company's other unsecured and unsubordinated indebtedness. After issuance of the above debt, the Company has $2,150 million of availability remaining under the new debt shelf registration.

Concurrent with the offering and sale of the Notes, on October 10, 2003, the Company completed the private placement of $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the Convertible Securities) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Interest on the Convertible Securities will accrue at the rate of 3.375% per annum and is payable semiannually. The Convertible Securities are unsecured and rank equally with all of the Company's other unsecured and unsubordinated indebtedness.

As a condition of the private placement, the Company agreed to initially file within 90 days and make effective within 180 days after the earliest date of original issuance of the Convertible Securities, a shelf registration statement under the Securities Act of 1933 relating to the resale of the Convertible Securities and the common stock to be issued upon conversion of the Convertible Securities pursuant to a registration rights agreement. The Company filed this shelf registration statement on January 6, 2004, and made it effective on February 6, 2004.

The Convertible Securities contain a number of conversion features that include substantive contingencies. The Convertible Securities are convertible by the holders at an initial conversion rate of 32.2373 shares of the Company's common stock for each $1,000 principal amount of the Convertible Securities, which is equal to an initial conversion price of $31.02 per share. The holders may convert their Convertible Securities, in whole or in part, into shares of the Company's common stock under any of the following circumstances: (1) during any calendar quarter, if the price of the Company's common stock is greater than or equal to 120% of the applicable conversion price for at least 20 trading days during a 30 consecutive trading day period ending on the last trading day of the previous calendar quarter; (2) during any five consecutive trading day period following any 10 consecutive trading day period in which the trading price of the Convertible Securities for each day of such period is less than 105% of the conversion value, and the conversion value for each day of such period was less than 95% of the principal amount of the Convertible Securities (the Parity Clause); (3) if the Company has called the Convertible Securities for redemption; (4) upon the occurrence of specified corporate transactions such as a consolidation, merger or binding share exchange pursuant to which the Company's common stock would be converted into cash, property or securities; and (5) if the credit rating assigned to the Convertible Securities by either Moody's or S&P is lower than Ba2 or BB, respectively, which represents a three notch downgrade from the Company's current standing, or if the Convertible Securities are no longer rated by at least one of these services or their successors (the Credit Rating Clause).

The Company may redeem some or all of the Convertible Securities at any time on or after October 15, 2010 at a purchase price equal to 100% of the principal amount of the Convertible Securities plus any accrued and unpaid interest. Upon a call for redemption by the Company, a conversion trigger is met whereby the holder of each $1,000 Convertible Senior Note may convert such note to shares of the Company's common stock.

The holders have the right to require the Company to purchase their Convertible Securities for cash at a purchase price equal to 100% of the principal amount of the Convertible Securities plus any accrued and unpaid interest on October 15, 2010, October 15, 2013, October 15, 2018, October 15, 2023 and October 15, 2028, or upon a fundamental change as described in the offering memorandum filed under Rule 144A in conjunction with the private placement of the Convertible Securities. As of December 31, 2003, the Company reserved 18,536,447 shares in treasury stock to cover potential future conversions of these Convertible Securities into common stock.

Certain of the conversion features contained in the Convertible Securities are deemed to be embedded derivatives as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These embedded derivatives include the Parity Clause, the Credit Rating Clause, and any specified corporate transaction outside of the Company's control such as a hostile takeover. Based on an external valuation, these embedded derivatives were not material to the Company's financial position, results of operations or cash flows. In addition, as the contingencies surrounding the conversion features are substantive, the shares to be potentially issued upon triggering a conversion event, along with the interest expense incurred on the Convertible Securities, will be excluded from the earnings per share calculation until such time as a contingency lapses and the effect of issuing such shares is dilutive. If and when a contingency lapses and the effect of issuing such shares is dilutive, then the shares issued would be included in the denominator of the earnings per share calculation, and the interest expense incurred on the Convertible Securities would be excluded from the numerator of the earnings per share calculation for the respective period.
----------------------------------------------------------------------

NOTE 10:  OTHER LONG-TERM LIABILITIES

(in millions)                                   2003        2002

Deferred compensation                         $  164      $  160
Environmental liabilities                        141         148
Deferred income taxes                             81          52
Minority interest in Kodak companies              45          70
Other                                            170         209
                                              ------      ------
    Total                                     $  601      $  639
                                              ======      ======

The other component above consists of other miscellaneous long-term liabilities that, individually, are less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.
-----------------------------------------------------------------------

NOTE 11:  COMMITMENTS AND CONTINGENCIES

Environmental

Cash expenditures for pollution prevention and waste treatment for the Company's current facilities were as follows:

(in millions)                         2003      2002      2001

Recurring costs for
 pollution prevention and waste
 treatment                            $ 74      $ 67      $ 68
Capital expenditures for pollution
 prevention and waste
 treatment                               8        12        27
Site remediation costs                   2         3         2
                                      ----      ----      ----
    Total                             $ 84      $ 82      $ 97
                                      ====      ====      ====

At December 31, 2003 and 2002, the Company's undiscounted accrued liabilities for environmental remediation costs amounted to $141 million and $148 million, respectively. These amounts are reported in the other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site. The previous estimate for future investigation and remediation costs was reduced by $8 million for the following reasons:
(1) approval of Final Corrective Measures for four investigation areas,
(2) approval for a single investigation approach for the site's industrial sewers and building waste water collection system, and (3) completion with no further action approvals at seventeen Solid Waste Management Units. At December 31, 2003, estimated future investigation and remediation costs of $57 million are accrued for this site and are included in the $141 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. At the Ohio site, agreements reached with the Ohio Environmental Protection Agency in regard to the calculation of clean-up levels, as well as the long term viability of the facility as an industrial site, allowed the previous estimate to be reduced by $13 million. At December 31, 2003, estimated future remediation costs of $35 million are accrued for these sites and are included in the $141 million reported in other long-term liabilities.

The Company has obligations relating to two former manufacturing sites located outside of the United States. At December 31, 2003, estimated future investigation, remediation and monitoring costs of $20 million are accrued for these sites and are included in the $141 million reported in other long-term liabilities.

As a result of the ongoing monitoring and identification process, the Company has identified seven additional operating sites with an estimated future investigation, remediation and monitoring cost of $21 million. These costs are accrued and included in the $141 million reported in other long-term liabilities.

Additionally, the Company has approximately $8 million accrued in the $141 million reported in other long-term liabilities at December 31, 2003 for remediation relating to other facilities, which are not material to the Company's financial position, results of operations, cash flows or competitive position.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for many of the sites. For these known environmental exposures, the accrual reflects the Company's best estimate of the amount it will incur under the agreed-upon or proposed work plans. The Company's cost estimates were determined using the ASTM Standard E 2137-01, "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters," and have not been reduced by possible recoveries from third parties. The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites. The projects are closely monitored and the models are reviewed as significant events occur or at least once per year.
The Company's estimate includes equipment and operating costs for remediation and long-term monitoring of the sites. The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $16 million over the next five years. These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at December 31, 2003.

The Company is presently designated as a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company's alleged arrangements for disposal of hazardous substances at four such active sites. With respect to each of these sites, the Company's liability is minimal. In addition, the Company has been identified as a PRP in connection with the non-imaging health businesses in four active Superfund sites. Numerous other PRPs have also been designated at these sites. Although the law imposes joint and several liability on PRPs, the Company's historical experience demonstrates that these costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company's financial position, results of operations or cash flows.

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

Other Commitments and Contingencies

The Company has entered into agreements with several companies, which provide Kodak with products and services to be used in its normal operations. The minimum payments for these agreements are approximately $266 million in 2004, $238 million in 2005, $124 million in 2006, $98 million in 2007, $80 million in 2008 and $179 million in 2009 and thereafter.

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and a subsidiary of Dana Credit Corporation
(DCC), a wholly owned subsidiary of Dana Corporation. Qualex accounts for its investment in ESF under the equity method of accounting. ESF provides a long-term financing solution to Qualex's photofinishing customers in connection with Qualex's leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit. As part of the operations of its photofinishing services, Qualex sells equipment under a sales-type lease arrangement and records a long-term receivable. These long-term receivables are subsequently sold to ESF without recourse to Qualex and, therefore, these receivables are removed from Qualex's books. ESF incurs debt to finance the purchase of the receivables from Qualex. This debt is collateralized solely by the long-term receivables purchased from Qualex, and in part, by a $60 million guarantee from DCC. Qualex provides no guarantee or collateral to ESF's creditors in connection with the debt, and ESF's debt is non-recourse to Qualex. Qualex's only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases. Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Although the lessees' requirement to pay ESF under the lease agreements is not contingent upon Qualex's fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee's claim regarding maintenance or supply services not provided by Qualex. Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years. To date, the Company has incurred no such material claims, and Qualex does not anticipate any significant situations where it would be unable to fulfill its service obligations under the arrangement with ESF. ESF's outstanding lease receivable amount was approximately $367 million at December 31, 2003.

Effective July 22, 2003, ESF entered into an arrangement amending the Receivables Purchase Agreement (RPA), which represents the financing arrangement between ESF and the banks. Under the amended RPA agreement, maximum borrowings were lowered to $257 million. Total outstanding borrowings under the RPA at December 31, 2003 were $248 million. The amended RPA extends through July 2004, at which time the RPA can be extended or terminated. If the RPA were terminated, ESF would need to find an alternative financing solution for new borrowings. Pursuant to the ESF partnership agreement between Qualex and DCC, commencing October 6, 2003, Qualex no longer sells its lease receivables to ESF. Qualex currently is utilizing the services of Imaging Financial Services, Inc., a wholly owned subsidiary of General Electric Capital Corporation, as an alternative financing solution for prospective leasing activity with its customers.

At December 31, 2003, the Company had outstanding letters of credit totaling $121 million and surety bonds in the amount of $113 million primarily to ensure the completion of environmental remediations and payment of possible casualty and workers' compensation claims.

Rental expense, net of minor sublease income, amounted to $159 million in 2003, $158 million in 2002 and $126 million in 2001. The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $125 million in 2004, $103 million in 2005, $77 million in 2006, $59 million in 2007, $43 million in 2008 and $87 million in 2009 and thereafter.

In December 2003, the Company sold a property in France for approximately $65 million, net of direct selling costs, and then leased back a portion of this property for a nine-year term. In accordance with SFAS No. 98, "Accounting for Leases," the entire gain on the property sale of approximately $57 million was deferred and will be amortized over the nine-year lease term. No gain was recognizable upon the closing of the sale as the Company's continuing involvement in the property is deemed to be significant. The noncancelable lease commitment amounts noted above include approximately $5 million per year for 2004 through 2008, and approximately $20 million for 2009 and thereafter, in relation to this transaction.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company's business, financial position or results of operations.
---------------------------------------------------------------------

NOTE 12:  GUARANTEES

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers. At December 31, 2003, these guarantees totaled a maximum of $363 million, with outstanding guaranteed amounts of $161 million. The maximum guarantee amount includes guarantees of up to: $160 million of debt for Kodak Polychrome Graphics (KPG), an unconsolidated affiliate in which the Company has a 50% ownership interest ($50 million outstanding); $7 million for other unconsolidated affiliates and third parties ($7 million outstanding); and $196 million of customer amounts due to banks in connection with various banks' financing of customers' purchase of product and equipment from Kodak ($104 million outstanding). The KPG debt facility and the related guarantee mature on December 31, 2005, but may be renewed at KPG's, the joint venture partners' and the bank's discretion. The guarantees for the other unconsolidated affiliates and third party debt mature between January 2004 and May 2006. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to 5 years for long-term equipment financing arrangements. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee. Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above. With respect to the guarantees that the Company issued in the year ended December 31, 2003, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance, as well as other assumptions and factors. Through internal analyses and external valuations, the Company determined that the fair value of the guarantees was not material to the Company's financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries. The maximum amount guaranteed is $592 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $423 million. These guarantees expire in 2004 and 2005, with the majority expiring in 2004.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest. As of December 31, 2003, the Company has not been required to guarantee any of SK Display Corporation's outstanding debt.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2003 was not material to the Company's financial position, results of operations or cash flows.

Warranty Costs

The Company has warranty obligations in connection with the sale of its equipment. The original warranty period for equipment products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations balance, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations at December 31, 2001         $50
Actual warranty experience during 2002                    (47)
2002 warranty provisions                                   48
Adjustment for changes in estimates                        (8)
                                                          ---
Accrued warranty obligations at December 31, 2002         $43
Actual warranty experience during 2003                    (53)
2003 warranty provisions                                   59
                                                          ---
Accrued warranty obligations at December 31, 2003         $49
                                                          ===

The Company also offers extended warranty arrangements to its customers, which are generally one year in duration beginning after the original warranty period. The Company provides both repair services and routine maintenance services under these arrangements. The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Costs incurred under these extended warranty arrangements for the year ended December 31, 2003 amounted to $198 million. The change in the Company's deferred revenue balance in relation to these extended warranty arrangements, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue at December 31, 2001                   $  91
New extended warranty arrangements in 2002                330
Recognition of extended warranty arrangement
 revenue in 2002                                         (318)
                                                        -----
Deferred revenue at December 31, 2002                   $ 103
New extended warranty arrangements in 2003                372
Recognition of extended warranty arrangement
 revenue in 2003                                         (355)
Adjustments for changes in estimates                       (2)
                                                        -----
Deferred revenue at December 31, 2003                   $ 118
                                                        =====
-----------------------------------------------------------------------

NOTE 13:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts of the assets
(liabilities) and the estimated fair values of financial instruments at December 31, 2003 and 2002:

(in millions)                     2003                    2002

                          Carrying      Fair      Carrying      Fair
                           Amount       Value      Amount       Value

Marketable securities:
  Current                 $    11     $    11     $     9     $     9
  Long-term                    26          32          25          26
Long-term borrowings       (2,302)     (2,450)     (1,164)     (1,225)
Foreign currency forwards      (1)         (1)          2           2
Silver forwards                 1           1           2           2

Marketable securities are valued at quoted market prices. The fair values of long-term borrowings are determined by reference to quoted market prices or by obtaining quotes from dealers. The fair values for the remaining financial instruments in the above table are based on dealer quotes and reflect the estimated amounts the Company would pay or receive to terminate the contracts. The carrying values of cash and cash equivalents, receivables, short-term borrowings and payables approximate their fair values.

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales. At December 31, 2003, the Company had cash flow hedges for the euro, the Australian dollar, and the Canadian dollar, with maturity dates ranging from January 2004 to November 2004.

At December 31, 2003, the fair value of all open foreign currency forward contracts hedging foreign currency denominated intercompany sales was an unrealized loss of $15 million (pre-tax), recorded in accumulated other comprehensive (loss) income in the accompanying Consolidated Statement of Shareholders' Equity. If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months. Additionally, realized losses of less than $1 million (pre-tax), related to closed foreign currency contracts hedging foreign currency denominated intercompany sales, have been deferred in accumulated other comprehensive (loss) income. These losses will be reclassified into cost of goods sold as the inventory transferred in connection with the intercompany sales is sold to third parties, all within the next twelve months. During 2003, a pre-tax loss of $24 million was reclassified from accumulated other comprehensive (loss) income to cost of goods sold. Hedge ineffectiveness was insignificant.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings (both in other charges, net). The majority of the contracts of this type held by the Company are denominated in euros, Australian dollars, Hong Kong dollars, and British pounds. At December 31, 2003, the fair value of these open contracts was an unrealized gain of $14 million (pre-tax).

The Company has entered into silver forward contracts that are designated as cash flow hedges of price risk related to forecasted worldwide silver purchases. The Company used silver forward contracts to minimize its exposure to increases in silver prices in 2001, 2002, and 2003. At December 31, 2003, the Company had open forward contracts with maturities in January 2004.

At December 31, 2003, the fair value of open silver forward contracts was an unrealized gain of $1 million (pre-tax), recorded in accumulated other comprehensive (loss) income. If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months. Additionally, realized gains of $3 million (pre-tax), related to closed silver contracts, have been deferred in accumulated other comprehensive (loss) income. These gains will be reclassified into cost of goods sold as silver-containing products are sold, all within the next twelve months. During 2003, a realized gain of $7 million (pre-tax) was recorded in cost of goods sold. Hedge ineffectiveness was insignificant.

The Company's financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2003 was not significant to the Company.

The Company has a 50 percent ownership interest in KPG, a joint venture accounted for under the equity method. The Company's proportionate share of KPG's other comprehensive income is therefore included in its presentation of other comprehensive (loss) income displayed in the Consolidated Statement of Shareholders' Equity.

KPG has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales, primarily those denominated in euros, Japanese yen, Australian dollars, and Canadian dollars. At December 31, 2003, KPG had open forward contracts with maturity dates ranging from January 2004 to June 2005. At December 31, 2003, Kodak's share of the fair value of all open foreign currency forward contracts hedging foreign currency denominated intercompany sales was an unrealized loss of $7 million (pre-tax), recorded in accumulated other comprehensive (loss) income, and reducing Kodak's investment in KPG. If this amount were to be realized, virtually all of it would be reclassified into KPG's cost of goods sold during the next twelve months. Additionally, realized losses of $4 million (pre-tax), related to closed foreign currency contracts hedging foreign currency denominated intercompany sales, have been deferred in accumulated other comprehensive (loss) income. These losses will be reclassified into KPG's cost of goods sold as the inventory transferred in connection with the intercompany sales is sold to third parties, all within the next twelve months. During 2003, a pre-tax loss of $10 million (Kodak's share) was reclassified from accumulated other comprehensive (loss) income to KPG's cost of goods sold. Hedge ineffectiveness was insignificant.

KPG has used aluminum forward contracts that are designated as cash flow hedges of price risk related to forecasted aluminum purchases. At December 31, 2003, there were no open contracts, and the losses reclassified into KPG's cost of goods sold during 2003 were negligible. Hedge ineffectiveness was insignificant.

KPG has interest rate swap agreements, maturing in December 2005, designated as cash flow hedges of floating-rate interest payments. At December 31, 2003, Kodak's share of its fair value was a gain of less than $1 million (pre-tax), recorded in accumulated other comprehensive
(loss) income, and increasing Kodak's investment in KPG. If realized, nearly half of this amount would be reclassified into KPG's interest expense during the next twelve months. During 2003, a pre-tax loss of $1 million (Kodak's share) was reclassified from accumulated other comprehensive (loss) income to KPG's interest expense. Hedge ineffectiveness was insignificant.

KPG has an interest rate swap agreement, maturing in December 2007, designated as a cash flow hedge of variable rental payments. At
December 31, 2003, Kodak's share of its fair value was a $1 million loss (pre-tax), recorded in accumulated other comprehensive (loss) income, and reducing Kodak's investment in KPG. If realized, less than half of this amount would be reclassified into KPG's rental expense during the next twelve months. During 2003, a pre-tax loss of $1 million (Kodak's share) was reclassified from accumulated other comprehensive (loss) income to KPG's rental expense. There was no hedge ineffectiveness.
-------------------------------------------------------------------------

NOTE 14:  OTHER CHARGES, NET

(in millions)                              2003       2002       2001

(Income)/charges:

Investment income                         $ (19)     $ (20)     $ (15)
Loss on foreign exchange transactions        11         19          9
Equity in losses of unconsolidated
 affiliates                                  41        106         79
Gain on sales of investments                  -          -        (18)
Gain on sales of capital assets             (13)       (24)        (3)
Interest on past-due receivables
 and finance revenue on sales                (5)        (6)       (10)
Minority interest                            24         17        (11)
Non-strategic venture investment
 impairments                                  4         18          3
Other                                         8         (9)       (16)
                                          -----      -----      -----
     Total                                $  51      $ 101      $  18
                                          =====      =====      =====
------------------------------------------------------------------------

NOTE 15:  INCOME TAXES

The components of earnings from continuing operations before income taxes and the related (benefit) provision for U.S. and other income taxes were as follows:

(in millions)                           2003         2002         2001

Earnings (loss) before income
 taxes
  U.S.                                $ (124)      $  217       $ (266)
  Outside the U.S.                       296          729          381
                                      ------       ------       ------
    Total                             $  172       $  946       $  115
                                      ======       ======       ======
U.S. income taxes
  Current (benefit) provision         $  (69)      $   56       $  (65)
  Deferred benefit                       (38)         (31)         (67)
Income taxes outside the U.S.
  Current provision                      133          101          177
  Deferred (benefit) provision           (90)          22           (5)
State and other income taxes
  Current (benefit) provision             (6)          12            3
  Deferred provision (benefit)             4           (7)          (9)
                                      ------       ------       ------
    Total                             $  (66)      $  153       $   34
                                      ======       ======       ======

The Company recognized net income of $27 million from discontinued operations for 2003, which included a tax benefit of $13 million. This tax benefit included $18 million related to the reversal of tax reserves upon elimination of uncertainties surrounding the realizability of such benefits. The net losses from discontinued operations for 2002 and 2001 were $23 million and $5 million, respectively, which included tax benefits of $15 million and $2 million, respectively.

The differences between income taxes computed using the U.S. federal income tax rate and the (benefit) provision for income taxes for continuing operations were as follows:

(in millions)                           2003         2002         2001

Amount computed using the statutory
 rate                                   $ 60         $331         $ 40
Increase (reduction) in taxes
 resulting from:
    State and other income taxes,
     net of federal                       (1)           3           (4)
    Goodwill amortization                  -            -           45
    Export sales and manufacturing
     credits                             (25)         (23)         (19)
    Operations outside the U.S.          (99)         (96)         (10)
    Valuation allowance                   29           56          (18)
    Business closures, restructuring
     and land donation                   (13)         (99)           -
    Tax settlement                         -            -          (11)
    Other, net                           (17)         (19)          11
                                        ----         ----         ----
        (Benefit) provision for
          income taxes                  $(66)        $153         $ 34
                                        ====         ====         ====

During 2003, the Company recorded a tax benefit of $13 million related to the donation of intellectual property in the form of technology patents to a tax-qualified organization.

During 2002, the Company recorded a tax benefit of $91 million relating to business closures and restructuring of certain subsidiaries. Additionally, the Company recorded a tax benefit of $8 million relating to a land donation. Also, during the fourth quarter of 2002, the Company recorded an adjustment of $22 million to reduce its income tax provision due to a decrease in the estimated effective tax rate for the full year. The decrease in the effective tax rate was attributable to an increase in earnings in lower tax rate jurisdictions relative to original estimates.

During 2001, the Company reached a favorable tax settlement, which resulted in a tax benefit of $11 million. In addition, during the fourth quarter of 2001, the Company recorded an adjustment of $20 million to reduce its income tax provision due to a decrease in the estimated effective tax rate for the full year. The decrease in the effective tax rate was primarily attributable to an increase in earnings in lower tax rate jurisdictions relative to original estimates, and an increase in creditable foreign tax credits as compared to estimates.

The significant components of deferred tax assets and liabilities were as follows:

(in millions)                           2003         2002

Deferred tax assets
    Pension and postretirement
     obligations                      $  892       $  988
    Restructuring programs                69          144
    Foreign tax credit                   137           99
    Employee deferred compensation       162          187
    Inventories                           82           75
    Tax loss carryforwards               258           16
    Other                                637          558
                                      ------       ------
Total deferred tax assets              2,237        2,067
                                      ------       ------
Deferred tax liabilities
    Depreciation                         663          700
    Leasing                              135          156
    Other                                475          341
                                      ------       ------
Total deferred tax liabilities         1,273        1,197
                                      ------       ------
Valuation allowance                      101           72
                                      ------       ------
Net deferred tax assets               $  863       $  798
                                      ======       ======

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position:

(in millions)                           2003         2002

Deferred income taxes (current)       $  610       $  512
Other long-term assets                   378          421
Accrued income taxes                     (44)         (83)
Other long-term liabilities              (81)         (52)
                                      ------       ------
Net deferred tax assets               $  863       $  798
                                      ======       ======

At December 31, 2003, the Company had available net operating loss carryforwards of approximately $704 million for income tax purposes, of which approximately $237 million has an indefinite carryforward period. The remaining $467 million expires between years 2004 and 2023. The Company has $137 million of unused foreign tax credits at December 31, 2003, with various expiration dates through 2008.

The valuation allowances as of December 31, 2003 and 2002 of $101 million and $72 million, respectively, are attributable to both foreign tax credits and certain net operating loss carryforwards outside the U.S. Based on projections of future taxable income, the Company would be able to utilize the foreign tax credits only if it were to forgo other tax benefits. Accordingly, a valuation allowance of $56 million has been recorded against these credits, as management believes it is more likely than not that the Company will be unable to realize these other tax benefits. The remaining $45 million of valuation allowance is attributable to net operating losses in jurisdictions outside the U.S. During 2003, the Company increased the valuation allowance by $29 million on these net operating losses, as management believes it is more likely than not that the Company will be unable to realize these net operating losses.

During 2002, the Company reduced the valuation allowance that had been provided for as of December 31, 2001 by $40 million. The $40 million decrease included $34 million related to net operating loss carryforwards in non-U.S. jurisdictions that expired in 2002. The balance of the reduction of $6 million related to net operating loss carryforwards for certain of its subsidiaries in Japan for which management believed that it was more likely than not that the Company would generate sufficient taxable income to realize these benefits.

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

Retained earnings of subsidiary companies outside the U.S. were approximately $1,955 million and $1,817 million at December 31, 2003 and 2002, respectively. Deferred taxes have not been provided on such undistributed earnings, as it is the Company's policy to permanently reinvest its retained earnings, and it is not practicable to determine the deferred tax liability on such undistributed earnings in the event they were to be remitted. However, the Company periodically repatriates a portion of these earnings to the extent that it can do so tax-free.
-------------------------------------------------------------------------

NOTE 16:  RESTRUCTURING COSTS AND OTHER

Currently, the Company is being adversely impacted by the progressing digital substitution. As the Company continues to adjust its operating model in light of changing business conditions, it is probable that ongoing cost reduction activities will be required from time to time.

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

                      Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for fiscal 2003:
                                                               Non-
                           Balance                      Cash   cash   Balance
(in millions)              Dec. 31,   Costs   Adjust-   Pay-  Settle- Dec. 31,
                             2002    Incurred  ments    ments  ments    2003
Q3 2003 Program:

Severance reserve           $  -      $231    $  -     $ (51)  $  -    $180
Exit costs reserve             -        40       -       (28)     -      12
                            ----      ----    ----     -----   -----   ----
  Total reserve             $  -      $271    $  -     $ (79)  $  -    $192
                            ====      ====    ====     =====   =====   ====
Long-lived asset
 impairments                $  -      $109    $  -     $   -   $(109)  $  -
Accelerated depreciation
 and inventory write-downs     -        22       -         -     (22)     -


Q1 2003 Program:

Severance reserve           $  -      $ 67    $  -     $ (44)  $   -   $ 23
Exit costs reserve             -         8       -        (4)      -      4
                            ----      ----    ----     -----   -----   ----
  Total reserve             $  -      $ 75    $  -     $ (48)  $   -   $ 27
                            ====      ====    ====     =====   =====   ====
Long-lived asset
 impairments                $  -      $  5    $  -     $   -   $  (5)  $  -
Accelerated depreciation
 and inventory write-downs     -        25       -         -     (25)     -


Phogenix:

Exit costs reserve          $  -      $  9    $  -     $   -   $   -   $  9
Long-lived asset
 impairments                   -         6       -         -      (6)     -
Inventory write-downs          -         2       -         -      (2)     -


Q4 2002 Program:

Severance reserve           $ 53      $ 21    $  -     $ (62)  $   -   $ 12
Exit costs reserve            17         -       -        (9)      -      8
                            ----      ----    ----     -----   -----   ----
Total reserve               $ 70      $ 21    $  -     $ (71)  $   -   $ 20
                            ====      ====    ====     =====   =====   ====
Accelerated depreciation
 and inventory write-downs  $  -      $ 24    $  -     $   -   $ (24)  $  -


2001 Programs:

Severance reserve           $ 67      $  -    $(12)    $ (49)  $   -   $  6
Exit costs reserve            18         -       -        (5)      -     13
                            ----      ----    ----     -----   -----   ----
  Total reserve             $ 85      $  -    $(12)    $ (54)  $   -   $ 19
                            ====      ====    ====     =====   =====   ====

Total of all
 restructuring programs     $155      $569    $(12)    $(252)  $(193)  $267
                            ====      ====    ====     =====   =====   ====

The costs incurred and adjustments, which total $557 million for the year ended December 31, 2003, include $73 million of charges related to accelerated depreciation and inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The remaining costs incurred and adjustments of $484 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003.

                      2004-2006 Restructuring Program

In addition to completing the remaining initiatives under the Third Quarter, 2003 Restructuring Program, the Company announced on January 22, 2004 that it plans to develop and execute a new cost reduction program throughout the 2004 to 2006 timeframe. The objective of these actions is to achieve a business model appropriate for the Company's traditional businesses, and to sharpen the Company's competitiveness in digital markets.

The Program is expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million are related to severance, with the remainder relating to the disposal of buildings and equipment. Overall, Kodak's worldwide facility square footage will be reduced by approximately one-third. Approximately 12,000 to 15,000 positions worldwide are expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration. Maximum single year cash usage under the new program is expected to be approximately $200 million.

                 Third Quarter, 2003 Restructuring Program

During the third quarter of 2003, the Company announced that it intends to implement a series of cost reduction actions during the last two quarters of 2003 and the first two quarters of 2004, which were expected to result in pre-tax charges totaling $350 million to $450 million. It is anticipated that these actions will result in a reduction of approximately 4,500 to 6,000 positions worldwide primarily relating to the rationalization of global manufacturing assets, reduction of corporate administration and R&D, and the consolidation of the infrastructure and administration supporting the Company's consumer imaging and professional products and services operations.

The Company implemented certain actions under this Program during 2003. As a result of these actions, the Company recorded charges of $381 million in continuing operations in 2003, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $231 million, $109 million, $40 million and $1 million, respectively. The severance costs related to the elimination of approximately 3,850 positions, including approximately 1,675 manufacturing, 1,125 administrative, 800 photofinishing and 250 research and development positions. The geographic composition of the positions to be eliminated includes approximately 2,550 in the United States and Canada and 1,300 throughout the rest of the world. The reduction of the 3,850 positions and the $271 million charges for severance and exit costs are reflected in the Third Quarter, 2003 Restructuring Program table below. The $109 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The charges taken for inventory write-downs of $1 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reductions that were announced in the third quarter of 2003 and the remaining balances in the related reserves at December 31, 2003:

(dollars in millions)

                                              Exit
                     Number of   Severance    Costs
                     Employees    Reserve    Reserve  Total
                     ---------   --------    -------  -----
Q3, 2003 charges         1,700     $123          -    $ 123
Q3, 2003 utilization      (100)      (3)         -       (3)
                         -----     ----        ---    -----
Balance at 9/30/03       1,600      120          -      120
Q4, 2003 charges         2,150      108         40      148
Q4, 2003 utilization    (2,025)     (48)       (28)     (76)
                         -----     ----        ---    -----
Balance at 12/31/03      1,725     $180        $12    $ 192
                         =====     ====        ===    =====

The severance charges of $231 million and the exit costs of $40 million taken in 2003 were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items. Severance payments relating to the third quarter restructuring actions will be paid during the period through 2005, since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time. Most exit costs are expected to be paid during 2004. However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the Third Quarter, 2003 Restructuring Program, the Company recorded $21 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.
The year-to-date amount of $21 million relates to $20 million of manufacturing facilities and equipment and $1 million of photofinishing facilities and equipment that will be used until their abandonment.
The Company will incur accelerated depreciation charges of $10 million, $8 million and $1 million in the first, second and third quarters of 2004, respectively, as a result of the initiatives implemented under the Third Quarter, 2003 Restructuring Program.

With respect to the Third Quarter, 2003 Program, the Company anticipates completing the remaining initiatives originally contemplated under the Program by the end of the second quarter of 2004. As a result of these initiatives, an additional 1,700 to 1,900 positions will be eliminated throughout the world by the end of the second quarter of 2004. The estimated cost to complete these remaining initiatives will be in the range of $150 million to $170 million.

                 First Quarter, 2003 Restructuring Program

In the early part of the first quarter of 2003, as part of its continuing focused cost reduction efforts and in addition to the remaining initiatives under the Fourth Quarter, 2002 Restructuring Program, the Company announced its First Quarter, 2003 Restructuring Program that included new initiatives to further reduce employment within a range of 1,800 to 2,200 employees. A significant portion of these new initiatives relate to the rationalization of the Company's photofinishing operations in the U.S. and Europe. Specifically, as a result of declining film and photofinishing volumes and in response to global economic and political conditions, the Company began to implement initiatives to 1) close certain photofinishing operations in the U.S. and EAMER, 2) rationalize manufacturing capacity by eliminating manufacturing positions on a worldwide basis, and 3) eliminate selling, general and administrative positions, particularly in the Photography segment.

The total restructuring charge for continuing operations recorded in 2003 relating to the First Quarter, 2003 Restructuring Program was $81 million, which was composed of severance, exit costs, long-lived asset impairments and inventory write-downs of $67 million, $8 million, $5 million and $1 million, respectively. The severance charge related to the elimination of 1,850 positions, including approximately 1,225 photofinishing, 325 administrative and 300 manufacturing positions.
The geographic composition of the 1,850 positions to be eliminated includes approximately 1,100 in the United States and Canada and 750 throughout the rest of the world. The reduction of 1,850 positions and the total severance and exit charges of $75 million are reflected in the First Quarter, 2003 Restructuring Program table below. The remaining actions anticipated under the First Quarter, 2003 Restructuring Program are expected to be completed during the first quarter of 2004.

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balances in the related reserves at December 31, 2003:

(dollars in millions)
                                             Exit
                     Number of   Severance   Costs
                     Employees    Reserve   Reserve   Total
                     ---------   --------   -------   -----
Q1, 2003 charges           425     $ 28      $  -     $ 28
Q1, 2003 utilization      (150)      (2)        -       (2)
                         -----     ----      ----     ----
Balance at 3/31/03         275       26         -       26
Q2, 2003 charges           500       20         4       24
Q2, 2003 utilization      (500)     (13)        -      (13)
                          ----     ----      ----     ----
Balance at 6/30/03         275       33         4       37
Q3, 2003 charges           925       19         4       23
Q3, 2003 utilization      (400)     (12)       (1)     (13)
                          ----     ----      ----     ----
Balance at 9/30/03         800       40         7       47
Q4, 2003 utilization      (625)     (17)       (3)     (20)
                          ----     ----      ----     ----
Balance at 12/31/03        175     $ 23      $  4     $ 27
                          ====     ====      ====     ====

The charges of $80 million for severance, long-lived asset impairments and exit costs reserves were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The charges taken for inventory write-downs of $1 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items. Severance payments will be paid during the period through 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time. Most exit costs are expected to be paid during 2004. However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the First Quarter, 2003 Restructuring Program, the Company recorded $24 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.
The year-to-date amount of $24 million relates to lab equipment used in photofinishing that will be used until their abandonment. The Company will incur accelerated depreciation charges of $8 million in the first quarter of 2004 and $1 million in the second quarter of 2004 as a result of the initiatives implemented under the First Quarter, 2003 Restructuring Program.

In addition to the $105 million of restructuring charges recorded in 2003 under the First Quarter, 2003 Restructuring Program, the Company recorded $17 million of charges in the second quarter associated with the Company's exit from the Photography segment's Phogenix joint venture with Hewlett Packard. The $17 million charge included approximately $2 million of inventory write-downs, $6 million of long-lived asset impairments and $9 million of exit costs. The inventory write-downs were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The long-lived asset impairments and exit costs were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The exit costs, which represent the only cash portion of the charge, are expected to be paid during 2004.

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

The total restructuring charge for continuing operations recorded in 2002 for these initiatives that were implemented was $116 million, which was composed of severance, inventory write-downs, long-lived asset impairments and exit costs of $55 million, $7 million, $37 million and $17 million, respectively. The severance charge related to the elimination of 1,150 positions, including approximately 525 manufacturing and logistics, 300 service and photofinishing, 175 administrative and 150 research and development positions. The geographic composition of the 1,150 positions eliminated included approximately 775 in the United States and Canada and 375 throughout the rest of the world. The charge for the long-lived asset impairments includes the write-off of $13 million relating to equipment used in the manufacture of cameras and printers, $13 million for sensitized manufacturing equipment, $5 million for lab equipment used in photofinishing and $6 million for other assets that were scrapped or abandoned immediately. The reduction of 1,150 positions and the $72 million charge for severance and exit costs are reflected in the Fourth Quarter, 2002 Restructuring Program table below. These amounts exclude the fourth quarter elimination of 150 positions and the restructuring charges relating to the shutdown of Kodak Global Imaging, Inc., as these charges were reflected in the loss from discontinued operations for the year ended December 31, 2002.

During 2003, the Company recorded additional severance charges of $21 million in continuing operations relating to 675 positions that were contemplated under its Fourth Quarter, 2002 Restructuring Program, including the relocation of Mexican sensitizing operations and the U.S. one-time-use camera assembly operations. The 675 positions that were eliminated included approximately 500 manufacturing and 175 administrative positions. The geographic composition of the 675 positions included approximately 425 in the U.S. and Canada and 250 throughout the rest of the world. The reduction of 675 positions and the related severance charges of $21 million are reflected in the Fourth Quarter, 2002 Restructuring Program table below. All actions anticipated under the Fourth Quarter, 2002 Restructuring Program were completed in the third quarter of 2003. A total of 1,825 positions were eliminated under the Fourth Quarter, 2002 Restructuring Program.

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reductions that were announced in the fourth quarter of 2002 and the remaining balance in the related reserves at December 31, 2003:

(dollars in millions)

                                              Exit
                     Number of    Severance   Costs
                     Employees     Reserve   Reserve   Total
                     ---------    --------   -------  -------

Q4, 2002 charges       l,l50      $  55       $ 17     $ 72
Q4, 2002 utilization    (250)        (2)         -       (2)
                      ------      -----       ----     ----
Balance at 12/31/02      900         53         17       70
Q1, 2003 charges         450         16          -       16
Q1, 2003 utilization    (850)       (24)        (2)     (26)
                      ------      -----       ----     ----
Balance at 3/31/03       500         45         15       60
Q2, 2003 charges          25          1          -        1
Q2, 2003 utilization    (500)       (11)        (4)     (15)
                      ------      -----       ----     ----
Balance at 6/30/03        25         35         11       46
Q3, 2003 charges         200          4          -        4
Q3, 2003 utilization    (225)        (8)        (2)     (10)
                      ------      -----       ----     ----
Balance at 9/30/03         0         31          9       40
Q4, 2003 utilization       0        (19)        (1)     (20)
                      ------      -----       ----     ----
Balance at 12/31/03        0      $  12       $  8     $ 20
                      ======      =====       ====     ====

The severance charges taken in 2003 of $21 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The severance and exit costs require the outlay of cash, while the inventory write-downs and long-lived asset impairments represent non-cash items. Severance payments will continue into 2004 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time. Most exit costs are expected to be paid during 2004. However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the Fourth Quarter, 2002 Restructuring Program, the Company recorded $24 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144, and the full year amount of $24 million was comprised of $15 million relating to equipment used in the manufacture of cameras, $6 million for lab equipment used in photofinishing and $3 million for sensitized manufacturing equipment that was used until their abandonment in 2003.

                        2001 Restructuring Programs

At December 31, 2002, the Company had remaining severance and exit costs reserves of $67 million and $18 million, respectively, relating to the restructuring plans it implemented during 2001. During the first quarter of 2003, the Company completed the severance actions associated with the 2001 Restructuring Programs and recorded a reversal of $12 million of reserves through restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The completion of the 2001 Restructuring Programs resulted in the elimination of the remaining 200 positions included in the original plans. A total of 6,425 positions were eliminated under the 2001 Restructuring Programs.

The remaining severance reserve of $6 million as of December 31, 2003 has not been paid since, in many instances, the employees whose positions were eliminated could elect or were required to receive their severance payments over an extended period of time. However, these payments will be made by the end of 2004. Most of the remaining exit costs reserves of $13 million as of December 31, 2003 represent long-term lease payments, which will be paid over periods after 2004.
----------------------------------------------------------------------

NOTE 17:  RETIREMENT PLANS

Substantially all U.S. employees are covered by a noncontributory defined benefit plan, the Kodak Retirement Income Plan (KRIP), which is funded by Company contributions to an irrevocable trust fund. The funding policy for KRIP is to contribute amounts sufficient to meet minimum funding requirements as determined by employee benefit and tax laws plus additional amounts the Company determines to be appropriate. Generally, benefits are based on a formula recognizing length of service and final average earnings. Assets in the fund are held for the sole benefit of participating employees and retirees. The assets of the trust fund are comprised of corporate equity and debt securities, U.S. government securities, partnership and joint venture investments, interests in pooled funds, and various types of interest rate, foreign currency and equity market financial instruments. At December 31, 2001, Kodak common stock represented approximately 3.4% of trust assets. In December 2002, in connection with Wilshire Associates' recommendation that KRIP eliminate its investments in specialty sector U.S. equities, the Company purchased the 7.4 million shares of Kodak common stock held by KRIP for $260 million.

On March 25, 1999, the Company amended this plan to include a separate cash balance formula for all U.S. employees hired after February 1999. All U.S. employees hired prior to that date were granted the option to choose the KRIP plan or the Cash Balance Plus plan. Written elections were made by employees in 1999, and were effective January 1, 2000. The Cash Balance Plus plan credits employees' accounts with an amount equal to 4% of their pay, plus interest based on the 30-year treasury bond rate. In addition, for employees participating in this plan and the Company's defined contribution plan, the Savings and Investment Plan
(SIP), the Company will match SIP contributions for an amount up to 3% of pay, for employee contributions of up to 5% of pay. Company contributions to SIP were $15 million, $14 million and $15 million for 2003, 2002 and 2001, respectively. As a result of employee elections to the Cash Balance Plus plan, the reductions in future pension expense will be almost entirely offset by the cost of matching employee contributions to SIP. The impact of the Cash Balance Plus plan is shown as a plan amendment.

The Company also sponsors unfunded defined benefit plans for certain U.S. employees, primarily executives. The benefits of these plans are obtained by applying KRIP provisions to all compensation, including amounts being deferred, and without regard to the legislated qualified plan maximums, reduced by benefits under KRIP.

Most subsidiaries and branches operating outside the U.S. have defined benefit retirement plans covering substantially all employees. Contributions by the Company for these plans are typically deposited under government or other fiduciary-type arrangements. Retirement benefits are generally based on contractual agreements that provide for benefit formulas using years of service and/or compensation prior to retirement. The actuarial assumptions used for these plans reflect the diverse economic environments within the various countries in which the Company operates.

The measurement date used to determine the pension obligation for all major funded and unfunded U.S. and Non-U.S. defined benefit plans comprising a majority of the plan assets and benefit obligations is December 31.

The net pension amounts recognized on the Consolidated Statement of Financial Position at December 31, 2003 and 2002 for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

(in millions)                            2003                  2002
                                              Non-                  Non-
                                     U.S.     U.S.         U.S.     U.S.
Change in Benefit Obligation

  Projected benefit obligation
   at January 1                   $ 6,213   $2,594      $ 5,939   $2,099
  New plans                             -        -           25       13
  Service cost                        119       38          106       33
  Interest cost                       408      148          421      131
  Participant contributions             -       14            -        9
  Plan amendment                        -       18            3      (46)
  Benefit payments                   (692)    (173)        (713)    (141)
  Actuarial loss                      512       92          432      227
  Curtailments                         (1)      (2)           -        -
  Settlements                           -       (6)           -        -
  Special termination benefits          -       26            -        -
  Currency adjustments                  -      382            -      269
                                  -------   ------      -------   ------
  Projected benefit obligation
   at December 31                 $ 6,559   $3,131      $ 6,213   $2,594
                                  =======   ======      =======   ======

Change in Plan Assets

  Fair value of plan assets
   at January 1                   $ 5,790   $1,805      $ 6,372   $1,731
  New plans                             -        -           33       13
  Actual return on plan assets      1,381      378           75     (106)
  Employer contributions               24      126           23      105
  Participant contributions             -       14            -       10
  Settlements                           -       (6)           -        -
  Benefit payments                   (692)    (173)        (713)    (141)
  Currency adjustments                  -      288            -      193
                                  -------   ------      -------   ------
  Fair value of plan assets
   at December 31                 $ 6,503   $2,432      $ 5,790   $1,805
                                  =======   ======      =======   ======


Funded Status at December 31      $   (56)  $ (699)     $  (423)  $ (789)

  Unrecognized:
    Net transition obligation
     (asset)                            -       (3)           2       (7)
    Net actuarial loss                682      856          975      899
    Prior service cost (gain)           7       36            8      (21)
                                  -------   ------      -------   ------
  Net amount recognized at
   December 31                    $   633   $  190      $   562   $   82
                                  =======   ======      =======   ======

Amounts recognized in the Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

(in millions)                            2003                   2002
                                              Non-                   Non-
                                     U.S.     U.S.         U.S.      U.S.

Prepaid pension cost              $   790   $  350      $   712   $  260
Accrued benefit liability            (157)    (160)        (150)    (178)
Additional minimum pension
 liability                            (91)    (572)         (78)    (706)
Intangible asset                        3       95            5      112
Accumulated other comprehensive
 income                                88      477           73      594
                                  -------   ------      -------   ------
Net amount recognized at
 December 31                      $   633   $  190      $   562   $   82
                                  =======   ======      =======   ======


The prepaid pension cost asset amounts for the U.S. and Non-U.S. at December 31, 2003 and 2002 are included in other long-term assets. The accrued benefit liability and additional minimum pension liability amounts (net of the intangible asset amounts) for the U.S. and Non-U.S. at December 31, 2003 and 2002 are included in postretirement liabilities. The accumulated other comprehensive income amounts for the U.S. and Non-U.S. at December 31, 2003 and 2002 are included as a component of shareholders' equity, net of taxes.


The accumulated benefit obligations for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

(in millions)                            2003                   2002
                                              Non-                   Non-
                                     U.S.     U.S.         U.S.      U.S.

Accumulated benefit obligation     $5,657   $2,864       $5,411    $2,376

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

(in millions)                            2003                   2002
                                              Non-                   Non-
                                     U.S.     U.S.         U.S.      U.S.

Projected benefit obligation       $  342   $2,754        $ 315    $2,333
Accumulated benefit obligation        315    2,514          284     2,137
Fair value of plan assets              67    2,075           52     1,557

Pension expense (income) for all defined benefit plans included:

(in millions)                   2003            2002            2001
                                     Non-            Non-            Non-
                             U.S.    U.S.    U.S.    U.S.    U.S.    U.S.

  Service cost              $ 119   $  38   $ 106   $  33   $ 102   $  41
  Interest cost               408     148     421     131     426     120
  Expected return on plan
   assets                    (582)   (177)   (677)   (165)   (599)   (159)
  Amortization of:
   Transition obligation
    (asset)                     2      (3)    (54)     (3)    (57)     (3)
   Prior service cost           2     (30)      1     (21)      1     (15)
   Actuarial loss               4      31       3      39       2       4
                            -----   -----   -----   -----   ------  -----
                              (47)      7    (200)     14    (125)    (12)
Special termination benefits    -      30       -      27       -      13
Settlements                     -       2       -       -       -       -
                            -----   -----   -----   -----   ------  -----
Net pension (income) expense  (47)     39    (200)     41    (125)      1
Other plans including
  unfunded plans                -      17       3      49      16      66
                            -----   -----   -----   -----   ------  -----
Total net pension (income)
  expense                   $ (47)  $  56   $(197)  $  90   $(109)  $  67
                            =====   =====   =====   =====   ======  =====

The special termination benefits of $30 million, $27 million and $13 million for the years ended December 31, 2003, 2002 and 2001, respectively, were incurred as a result of the Company's restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Earnings.

The increase (decrease) in the additional minimum liability (net of the change in the intangible asset) included in other comprehensive income for the major funded and unfunded U.S. and Non-U.S. defined benefit plans is as follows:
                                         2003               2002
                                              Non-                Non-
                                    U.S.      U.S.      U.S.      U.S.

Increase (decrease) in the
  additional minimum liability
  (net of the change in the
  intangible asset) included in
  other comprehensive income       $  14     $(175)    $  26     $ 544

The weighted-average assumptions used to determine the benefit obligation amounts for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:
                                         2003               2002
                                              Non-                Non-
                                    U.S.      U.S.      U.S.      U.S.

Discount rate                      6.00%      5.40%    6.50%      5.40%
Salary increase rate               4.25%      3.20%    4.25%      3.30%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:
                                         2003               2002
                                              Non-                Non-
                                    U.S.      U.S.      U.S.      U.S.

Discount rate                      6.50%      5.40%    7.25%      5.90%
Salary increase rate               4.25%      3.30%    4.25%      3.10%
Expected long-term rate of
 return on plan assets             9.00%      7.90%    9.50%      8.60%


Of the total plan assets attributable to the major U.S. defined benefit plans at December 31, 2003 and 2002, 98% and 99%, respectively, relate to the KRIP plan. The expected long-term rate of return on plan assets assumption (EROA) is determined from the plan's asset allocation using forward-looking assumptions in the context of historical returns, correlations and volatilities. The plan lowered its EROA from 9.5% in 2002 to 9% in 2003 based on an asset and liability modeling study that was completed in September 2002. A 9% EROA will be maintained for 2004.

The investment strategy is to manage the assets of the plan to meet the long-term liabilities while maintaining sufficient liquidity to pay current benefits. This is primarily achieved by holding equity-like investments while investing a portion of the assets in long duration bonds in order to match the long-term nature of the liabilities. The Company will periodically undertake an asset and liability modeling study because of a material shift in the plan's liability profile or changes in the capital markets.

The Company's weighted-average asset allocations for its major U.S. defined benefit pension plans at December 31, 2003 and 2002, by asset category, are as follows:

Asset Category             2003       2002       Target

Equity securities           43%        41%       40%-46%
Debt securities             34%        33%       31%-37%
Real estate                  6%         7%        6%-7%
Other                       17%        19%       23%-10%
                           ---        ---        ------
Total                      100%       100%        100%


The Other asset category in the table above is primarily composed of private equity, venture capital, cash and other investments.

The Company expects to contribute approximately $5 million in 2004 to one of its defined benefit pension plans in the U.S.
-----------------------------------------------------------------------

NOTE 18:  OTHER POSTRETIREMENT BENEFITS

The Company provides healthcare, dental and life insurance benefits to U.S. eligible retirees and eligible survivors of retirees. Generally, to be eligible for the plan, individuals retiring prior to January 1, 1996 were required to be 55 years of age with ten years of service or their age plus years of service must have equaled or exceeded 75. For those retiring after December 31, 1995, the individuals must be 55 years of age with ten years of service or have been eligible as of December 31, 1995. Based on the eligibility requirements, these benefits are provided to U.S. retirees who are covered by the Company's KRIP plan and are funded from the general assets of the Company as they are incurred. However, those under the Cash Balance portion of the KRIP plan would be required to pay the full cost of their benefits under the plan. The Company's subsidiaries in the United Kingdom and Canada offer similar healthcare benefits.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces two new features, including (1) a subsidy to plan sponsors based on 28 percent of an individual beneficiary's annual prescription drug costs between $250 and $5,000, and (2) the opportunity for a retiree to obtain a prescription drug benefit under Medicare. Given the uncertainty as to whether an employer that provides postretirement prescription drug coverage should recognize the effects of the Act on its benefit obligation and benefit cost, when those effects should be recognized, and how they should be accounted for, the FASB issued FSP 106-1 on January 12, 2004. Due to the timing of the signing of the Act, FSP 106-1 recognized that companies may not have sufficient time to gather the necessary information to measure the impacts of the Act prior to the issuance of their financial statements, as well as sufficient guidance to ensure that the accounting is in accordance with accounting principles generally accepted in the U.S. Due to the fact that the specific authoritative accounting guidance for the features under the Act are pending, FSP 106-1 provides companies the option to defer the accounting for the effects of the Act until such time as the guidance is finalized, and the Company has made such election. Accordingly, the measures of net benefit obligation and net postretirement benefit cost included in the accompanying consolidated financial statements do not reflect any effects from the Act. However, if the Company's postretirement plan in the U.S. experiences an event such as a significant amendment, curtailment or settlement prior to the finalization of the guidance, the Company will be required to account for the estimated impacts. When the accounting guidance is ultimately issued, any previously reported information on the impacts of the Act may need to change.

The measurement date used to determine the net benefit obligation for the Company's other postretirement benefit plans is December 31.

Changes in the Company's benefit obligation and funded status for the U.S., United Kingdom and Canada postretirement benefit plans are as follows:

(in millions)                             2003      2002

Net benefit obligation at beginning
 of year                               $ 3,687   $ 3,110
  Service cost                              17        16
  Interest cost                            213       213
  Plan participants' contributions           6         4
  Plan amendments                          (30)       31
  Actuarial (gain) loss                   (117)      549
  Curtailments                               1         -
  Benefit payments                        (254)     (239)
  Currency adjustments                      15         3
                                       -------   -------
Net benefit obligation at end of year  $ 3,538   $ 3,687
                                       =======   =======

Funded status at end of year           $(3,538)  $(3,687)
Unamortized net actuarial loss           1,415     1,600
Unamortized prior service cost            (326)     (360)
                                       -------   -------
Net amount recognized and recorded
 at end of year                        $(2,449)  $(2,447)
                                       =======   =======


Postretirement benefit cost for the Company's U.S., United Kingdom and Canada postretirement benefit plans included:

(in millions)                             2003      2002      2001

Components of net postretirement
 benefit cost
  Service cost                          $   17    $   16    $   15
  Interest cost                            213       213       199
  Amortization of:
    Prior service cost                     (61)      (60)      (60)
    Actuarial loss                          68        58        39
                                        ------    ------    ------
                                           237       227       193
  Curtailments                               1         -         -
                                        ------    ------    ------
Total net postretirement benefit cost   $  238    $  227    $  193
                                        ======    ======    ======


The U.S. plan represents approximately 97% and 98% of the total other postretirement net benefit obligation as of December 31, 2003 and 2002, respectively, and, therefore, the weighted-average assumptions used to compute the other postretirement benefit amounts approximate the U.S. assumptions.

The weighted-average assumptions used to determine the net benefit obligations were as follows:
                                          2003      2002

Discount rate                             6.00%     6.50%
Salary increase rate                      4.25%     4.25%


The weighted-average assumptions used to determine the net
postretirement benefit cost were as follows:
                                          2003      2002

Discount rate                             6.50%     7.25%
Salary increase rate                      4.25%     4.25%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

                                          2003      2002

Healthcare cost trend                    11.00%    12.00%
Rate to which the cost trend rate
 is assumed to decline (the ultimate
 trend rate)                              5.00%     5.00%
Year that the rate reaches the
 ultimate trend rate                      2010      2010


Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

                                             1%          1%
                                          increase    decrease
Effect on total service and interest
  cost                                     $  7        $  (7)
Effect on postretirement benefit
  obligation                                119         (108)


The Company expects to pay benefits of $258 million for its U.S. other postretirement benefits plan in 2004.
---------------------------------------------------------------------

NOTE 19:  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income at December 31, 2003, 2002 and 2001 were as follows:

(in millions)                         2003      2002      2001

Accumulated unrealized holding
 gains (losses) related to
 available-for-sale securities       $  11     $   -     $  (6)

Accumulated unrealized losses
 related to hedging activity           (15)       (9)       (5)

Accumulated translation
 adjustments                           107      (306)     (524)

Accumulated minimum pension
 liability adjustments                (334)     (456)      (62)
                                     -----     -----     -----
     Total                           $(231)    $(771)    $(597)
                                     =====     =====     =====
----------------------------------------------------------------------

NOTE 20:  STOCK OPTION AND COMPENSATION PLANS

The Company's stock incentive plans consist of the 2000 Omnibus Long-Term Compensation Plan (the 2000 Plan), the 1995 Omnibus Long-Term Compensation Plan (the 1995 Plan), and the 1990 Omnibus Long-Term Compensation Plan (the 1990 Plan). The Plans are administered by the Executive Compensation and Development Committee of the Board of Directors.

Under the 2000 Plan, 22 million shares of the Company's common stock may be granted to a variety of employees between January 1, 2000 and December 31, 2004. The 2000 Plan is substantially similar to, and is intended to replace, the 1995 Plan, which expired on December 31, 1999. Stock options are generally non-qualified and are at prices not less than 100% of the per share fair market value on the date of grant, and the options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates. The 2000 Plan also provides for Stock Appreciation Rights (SARs) to be granted, either in tandem with options or freestanding. SARs allow optionees to receive payment equal to the increase in the Company's stock market price from the grant date to the exercise date. At December 31, 2003, 52,215 freestanding SARs were outstanding at option prices ranging from $23.25 to $62.44. Compensation expense recognized in 2003 on those freestanding SARs, which had option prices less than the market value of the Company's underlying common stock, was not material.

Under the 1995 Plan, 22 million shares of the Company's common stock were eligible for grant to a variety of employees between February 1, 1995 and December 31, 1999. Stock options are generally non-qualified and are at prices not less than 100% of the per share fair market value on the date of grant, and the options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates. The 1995 Plan also provides for SARs to be granted, either in tandem with options or freestanding. At December 31, 2003, 319,409 freestanding SARs were outstanding at option prices ranging from $31.30 to $90.63.

Under the 1990 Plan, 22 million shares of the Company's common stock were eligible for grant to key employees between February 1, 1990 and January 31, 1995. The stock options, which were generally non-qualified, could not have prices less than 50% of the per share fair market value on the date of grant; however, no options below fair market value were granted. The options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates. The 1990 Plan also provided that options with dividend equivalents, tandem SARs and freestanding SARs could be granted. At December 31, 2003, 41,034 freestanding SARs were outstanding at option prices ranging from $30.25 to $44.50.

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

Further information relating to options is as follows:
(Amounts in thousands, except per share amounts)
                                                                Weighted-
                                                                 Average
                                                                 Exercise
                                    Shares     Range of Price     Price
                                 Under Option    Per Share      Per Share

Outstanding on December 31, 2000    44,846     $32.50 - $92.31     $60.87
   Granted                           8,575     $26.90 - $48.34     $36.49
   Exercised                           615     $32.50 - $43.18     $35.91
   Terminated, Canceled or
    Surrendered                      2,351     $32.50 - $90.75     $50.33
                                    ------
Outstanding on December 31, 2001    50,455     $25.92 - $92.31     $57.53
   Granted                          20,155     $26.30 - $38.04     $32.72
   Exercised                         1,581     $26.90 - $37.74     $32.05
   Terminated, Canceled or
    Surrendered                     26,752     $26.90 - $92.31     $54.58
                                    ------
Outstanding on December 31, 2002    42,277     $25.92 - $92.31     $48.52
   Granted                           1,595     $22.58 - $38.85     $28.45
   Exercised                           392     $29.31 - $32.50     $31.28
   Terminated, Canceled or
    Surrendered                      3,931     $26.82 - $86.94     $44.49
                                    ------
Outstanding on December 31, 2003    39,549     $22.58 - $92.31     $48.30


Exercisable on December 31, 2001    31,571     $26.90 - $92.31     $63.54
Exercisable on December 31, 2002    31,813     $25.92 - $92.31     $52.49
Exercisable on December 31, 2003    32,593     $22.58 - $92.31     $51.30

The table above excludes approximately 68 (in thousands) options granted by the Company in 2001 at an exercise price of $.05-$21.91 as part of an acquisition. At December 31, 2003, approximately 30 (in thousands) stock options were outstanding in relation to this acquisition.

The following table summarizes information about stock options at December 31, 2003:

(Number of options in thousands)
                       Options Outstanding           Options Exercisable
              ------------------------------------  ----------------------
 Range of                  Weighted-
 Exercise                   Average      Weighted-               Weighted-
  Prices                   Remaining      Average                 Average
 At     Less              Contractual    Exercise                Exercise
Least   Than   Options       Life          Price      Options      Price

$20  -  $30     1,524         8.82        $26.87         491      $29.12
$30  -  $40    18,831         6.60        $32.42      13,506      $31.85
$40  -  $50     2,431         1.90        $43.78       2,220      $43.96
$50  -  $60     3,738         4.21        $55.28       3,466      $55.37
$60  -  $70     6,054         4.50        $65.42       5,941      $65.43
$70  -  $80     4,642         3.04        $73.26       4,640      $73.26
Over $80        2,329         3.17        $89.94       2,329      $89.94
               ------                                 ------
               39,549                                 32,593
               ======                                 ======

-------------------------------------------------------------------------

NOTE 21:  ACQUISITIONS

2003

The Company had a commitment under a put option arrangement with the Burrell Companies, unaffiliated entities, whereby the shareholders of those Burrell Companies had the ability to put 100% of the stock to Kodak for a fixed price plus the assumption of debt. The option first became exercisable on October 1, 2002 and was ultimately exercised during the Company's fourth quarter ended December 31, 2002. Accordingly, on February 5, 2003, the Company acquired the Burrell Companies for a total purchase price of approximately $63 million, which was composed of approximately $54 million in cash and $9 million in assumed debt. As the Company did not want to operate the business, they immediately entered into negotiations to sell the operations. As negotiations proceeded, the Company determined that the consideration expected in connection with the sale would not be sufficient to recover the carrying value of the assets. Accordingly, the Company recorded an impairment charge of $9 million in the second quarter of 2003.
This charge is reflected in the selling, general and administrative component within the accompanying Consolidated Statement of Earnings for the year ended December 31, 2003. The Company ultimately closed on the sale of the Burrell Companies on October 6, 2003. The difference between the sale proceeds and the carrying value of the net assets in the Burrell Companies upon disposition was not material.

During the first quarter, the Company paid approximately $21 million for the rights to certain technology. As this technology was still in the development phase and not yet ready for commercialization, it qualified as in-process research and development. Additionally, management determined that there are no alternative future uses for this technology beyond its initial intended application. Accordingly, the entire purchase price was expensed in the year ended December 31, 2003 as research and development costs in the accompanying Consolidated Statement of Earnings.

During the second quarter, the Company purchased Applied Science Fiction's proprietary rapid film processing technology and other assets for approximately $32 million in cash. Of the $32 million in purchase price, approximately $16 million represented goodwill. The balance of the purchase price of approximately $16 million was allocated to the acquired intangible assets, consisting of developed technologies, which have useful lives ranging from two to six years.

On October 7, 2003, Kodak acquired all of the outstanding shares of PracticeWorks, Inc. (PracticeWorks), a leading provider of dental practice management software (DPMS) and digital radiographic imaging systems, for approximately $475 million in cash, inclusive of transaction costs. Accordingly, Kodak also became the 100% owner of Paris-based subsidiary, Trophy Radiologie, S.A., a developer and manufacturer of dental digital radiography equipment, which PracticeWorks acquired in December 2002. This acquisition will enable Kodak's Health Imaging business to offer its customers a full spectrum of dental imaging products and services from traditional film to digital radiography and photography. Earnings from continuing operations for 2003 include the results of PracticeWorks from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price presented below is subject to refinement.

At October 7, 2003 - (in millions)

Current assets                                 $ 52
Intangible assets (including in-process R&D)    179
Other non-current assets (including PP&E)        53
Goodwill                                        350
                                               ----
Total assets acquired                          $634
                                               ----
Current liabilities                            $ 71
Long-term debt                                   23
Other non-current liabilities                    65
                                               ----
Total liabilities assumed                      $159
                                               ----
Net assets acquired                            $475
                                               ====

Of the $179 million of acquired intangible assets, $10 million was assigned to research and development assets that were written off at the date of acquisition. This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist. As of the acquisition date, there were two projects that met these criteria. The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development, and discounting these net cash flows back to their present value. The discount rate used for these projects was 14%. The charges for the write-off were included as research and development costs in the Company's Consolidated Statement of Earnings for the year ended December 31, 2003.

The remaining $169 million of intangible assets have useful lives ranging from three to eighteen years. The intangible assets that make up that amount include customer relationships of $123 million (eighteen-year weighted-average useful life), developed technology of $44 million (seven-year weighted-average useful life), and other assets of $2 million (three-year weighted-average useful life). The $350 million of goodwill will be assigned to the Health Imaging segment and is not expected to be deductible for tax purposes.

The unaudited pro forma combined historical results, as if PracticeWorks had been acquired at the beginning of 2003 and 2002, respectively, are estimated to be:

(in millions, except per share data)                2003        2002

Net sales                                        $13,447     $12,922
Earnings from continuing operations              $   232     $   766
Basic and diluted earnings per share from
 continuing operations                           $   .81     $  2.63

The pro forma results include amortization of the intangible assets presented above and interest expense on debt assumed to finance the purchase. The interest expense was calculated based on the assumption that approximately $450 million of the purchase price was financed through debt with an annual interest rate of approximately 5%. The pro forma results exclude the write-off of research and development assets that were acquired from the acquisition. The number of common shares used in basic earnings per share for 2003 and 2002 were 286.5 million and 291.5 million, respectively. The number of common shares used in diluted earnings per share for 2003 and 2002 were 286.6 million and
291.7 million, respectively. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

On October 31, 2003, the Company announced that it had completed the acquisition of Laser-Pacific Media Corporation (Laser-Pacific), a leading Hollywood-based post-production company for approximately $31 million or $4.22 per share. At the time of the closing, Laser-Pacific had approximately $6 million of net debt. The acquisition will allow the Company to establish a major presence in television post-production and further extends Kodak's current digital services capabilities in the feature film market. Approximately $2 million of the purchase price was allocated to customer-related intangible assets that have a useful life of four years. Approximately $10 million of the purchase price was allocated to goodwill, which is reported in the Company's Photography segment. The goodwill is not expected to be deductible for tax purposes. Earnings from continuing operations for 2003 include the results of Laser-Pacific from the date of acquisition.

On November 26, 2003, the Company announced that it had completed the acquisition of Algotec Systems Ltd. (Algotec), a leading developer of advanced picture-archiving-and-communications systems (PACS) in Raanana, Israel, for approximately $43 million in cash. The acquisition improves the Company's position in the growing market for Healthcare Information Systems (HCIS), which enable radiology departments worldwide to digitally manage and store medical images and information. The Company is currently in the process of valuing the acquired assets and liabilities and completing the purchase price allocation.

On December 26, 2003, an unaffiliated investor in Kodak Wuxi China Limited (KWCL) exercised its rights under a put option arrangement, which required Kodak to repurchase a 30% outstanding minority equity interest in this subsidiary for approximately $15 million in cash. Due to the timing of this acquisition, the purchase price allocation was not complete as of December 31, 2003. Accordingly, the purchase price in excess of the fair value of the net assets acquired of approximately $3 million has been recorded in other long-term assets in the accompanying Consolidated Statement of Financial Position. The purchase price allocation will be completed in the first quarter of 2004, at which time the excess purchase price will be allocated to goodwill and other identifiable assets.

On December 31, 2003, an unaffiliated investor in Kodak China Company Limited (KCCL) exercised its rights under a put option arrangement, which required Kodak to repurchase a 10% outstanding minority equity interest in this subsidiary for approximately $42 million in cash. Due to the timing of this acquisition, the purchase price allocation was not complete as of December 31, 2003. Accordingly, the purchase price in excess of the fair value of the net assets acquired of approximately $3 million has been recorded in other long-term assets in the accompanying Consolidated Statement of Financial Position. The purchase price allocation will be completed in the first quarter of 2004, at which time the excess purchase price will be allocated to goodwill and other identifiable assets.

During 2003, the Company completed a number of additional acquisitions with an aggregate purchase price of approximately $3 million, which were individually immaterial to the Company's financial position, results of operations or cash flows.

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

On September 11, 2002, the Company initiated an offer to acquire all of the outstanding minority equity interests in Kodak India Ltd., (Kodak India), a majority owned subsidiary of the Company. The voluntary offer to the minority equity interest holders of Kodak India was for the acquisition of approximately 2.8 million shares representing the full 25.24% minority ownership in the subsidiary. In the fourth quarter of 2002, the Company purchased 2.1 million shares for approximately $16 million in cash. Because the purchase price allocation was not complete as of December 31, 2002, the excess purchase price of approximately $8 million was recorded in other long-term assets in the Company's 2002 Consolidated Statement of Financial Position. Upon completion of the purchase price allocation in 2003, the Company reclassified essentially all of the excess purchase price to goodwill. In December 2002, the Company also made an offer to purchase the remaining 6.04% outstanding minority interest in Kodak India for approximately $4.9 million. This additional repurchase was mostly completed before the end of 2003.
Kodak India operates in each of the Company's reportable segments and is engaged in the manufacture, trading and marketing of cameras, films, photo chemicals and other imaging products.

On December 31, 2002, an unaffiliated investor in KCCL exercised its rights under a put option arrangement, which required Kodak to repurchase a 10% outstanding minority equity interest in this subsidiary for approximately $44 million in cash. Due to the timing of this acquisition, the purchase price allocation was not complete as of December 31, 2002. Accordingly, the purchase price in excess of the fair value of the net assets acquired of approximately $18 million was recorded in other long-term assets in the Company's 2002 Consolidated Statement of Financial Position. During 2003, the Company completed the purchase price allocation. As a result of this allocation, the Company recorded goodwill of approximately $13 million and recognized approximately $5 million in amortizable intangible assets.

During 2002, the Company completed a number of additional acquisitions with an aggregate purchase price of approximately $14 million, which were individually immaterial to the Company's financial position, results of operations or cash flows.

2001

On December 4, 2001, the Company and SANYO Electric Co., Ltd. announced the formation of a global business venture, the SK Display Corporation, to manufacture organic light emitting diode (OLED) displays for consumer devices such as cameras, personal data assistants (PDAs), and portable entertainment machines. Kodak has a 34% interest in the business venture and contributed approximately $17 million in cash to this venture during 2003. Kodak is also committed to contribute $100 million in loan guarantees. However, the Company was not required to make these loan guarantees as of December 31, 2003. SANYO, which holds a 66% interest in the business venture, contributed approximately $33 million in cash during 2003 and is committed to contribute $194 million in loan guarantees.

On June 4, 2001, the Company completed its acquisition of Ofoto, Inc. The purchase price of this stock acquisition was approximately $58 million in cash. The acquisition was accounted for as a purchase with $10 million allocated to tangible net assets, $37 million allocated to goodwill and $11 million allocated to other intangible assets. The acquisition of Ofoto has accelerated Kodak's growth in the online photography market and has helped drive more rapid adoption of digital and online services. Ofoto offers digital processing of digital images and traditional film, top-quality prints, private online image storage, sharing, editing and creative tools, frames, cards and other merchandise.

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

During 2001, the Company also completed additional acquisitions with an aggregate purchase price of approximately $122 million in cash and stock, none of which were individually material to the Company's financial position, results of operations or cash flows.
------------------------------------------------------------------------

NOTE 22:  DISCONTINUED OPERATIONS

2003

During the three month period ended March 31, 2003, the Company repurchased certain properties that were initially sold in connection with the 1994 divestiture of Sterling Winthrop Inc., which represented a portion of the Company's non-imaging health businesses. The repurchase of these properties allows the Company to directly manage the environmental remediation that the Company is required to perform in connection with those properties, which will result in better overall cost control (see Note 11, "Commitments and Contingencies"). In addition, the repurchase eliminated the uncertainty regarding the recoverability of tax benefits associated with the indemnification payments that were previously being made to the purchaser. Accordingly, the Company reversed a tax reserve of approximately $15 million through earnings from discontinued operations in the accompanying Consolidated Statement of Earnings for the twelve months ended December 31, 2003, which was previously established through discontinued operations.

During the three month period ended March 31, 2003, the Company received cash relating to the favorable outcome of litigation associated with the 1994 sale of Sterling Winthrop Inc. The related gain of $19 million was recognized in loss from discontinued operations in the Consolidated Statement of Earnings for the year ended December 31, 2002. The cash receipt is reflected in the net cash provided by (used in) discontinued operations component in the accompanying Consolidated Statement of Cash Flows for the twelve months ended December 31, 2003.

During the fourth quarter of 2003, the Company recorded a net of tax credit of $7 million through discontinued operations for the reversal of an environmental reserve, which was primarily attributable to positive developments in the Company's remediation efforts relating to a formerly owned manufacturing site in the U.S. In addition, during the fourth quarter of 2003, the Company reversed state income tax reserves of $3 million, net of tax, through discontinued operations due to the favorable outcome of tax audits in connection with a formerly owned business.

2002

The net loss from discontinued operations of $23 million in the accompanying Consolidated Statement of Earnings for the twelve months ended December 31, 2002 reflects losses incurred from the shutdown of Kodak Global Imaging, Inc., which amounted to $35 million net of tax, partially offset by net of tax earnings of $12 million related to the favorable outcome of litigation associated with the 1994 sale of Sterling Winthrop Inc.
------------------------------------------------------------------------

NOTE 23:  SEGMENT INFORMATION

Current Segment Reporting Structure

The Company currently reports financial information for three reportable segments (Photography, Health Imaging, and Commercial Imaging) and All Other. This operational structure, which is centered around strategic product groups, reflects how senior management reviews the business, makes investing and resource allocation decisions, and assesses operating performance. The strategic product groups from existing businesses and geographies have been integrated into segments that share common technology, manufacturing and product platforms, and customer sets.

The Photography segment derives revenues from consumer film products, sales of origination and print film to the entertainment industry, sales of professional film products, traditional and inkjet photo paper, chemicals, traditional and digital cameras, photoprocessing equipment and services, and digitization services, including online services. The Health Imaging segment derives revenues from the sale of digital products, including laser imagers, media, computed and direct radiography equipment and healthcare information systems, as well as traditional medical products, including analog film, equipment, chemistry, services and specialty products for the mammography, oncology and dental fields. The Commercial Imaging segment derives revenues from microfilm equipment and media, wide-format inkjet printers, inks and media, scanners, other business equipment, media sold to commercial and government customers, long-term government contracts, and graphics film products sold to the Kodak Polychrome Graphics joint venture. The All Other group derives revenues from the sale of OLED displays, imaging sensor solutions and optical products to other manufacturers.

Transactions between segments, which are immaterial, are made on a basis intended to reflect the market value of the products, recognizing prevailing market prices and distributor discounts. Differences between the reportable segments' operating results and net assets and the Company's consolidated financial statements relate primarily to items held at the corporate level, and to other items excluded from segment operating measurements.

No single customer represented 10% or more of the Company's total net sales in any period presented.

Segment financial information is shown below.

(in millions)                            2003       2002       2001

Net sales from continuing operations:
  Photography                         $ 9,232    $ 9,002    $ 9,403
  Health Imaging                        2,431      2,274      2,262
  Commercial Imaging                    1,559      1,456      1,454
  All Other                                95        103        110
                                      -------    -------    -------
    Consolidated total                $13,317    $12,835    $13,229
                                      =======    =======    =======

Earnings from continuing operations
 before interest, other charges,
 net, and income taxes:
  Photography                         $   418    $   771    $   787
  Health Imaging                          481        431        323
  Commercial Imaging                      166        192        172
  All Other                               (78)       (28)       (60)
                                      -------    -------    -------
    Total of segments                     987      1,366      1,222

  Strategic asset impairments              (3)       (32)       (12)
  Impairment of Burrell Companies'
   net assets held for sale                (9)         -          -
  Restructuring costs and other          (557)      (114)      (720)
  Donation to technology enterprise        (8)         -          -
  GE settlement                           (12)         -          -
  Patent infringement claim settlement    (14)         -          -
  Prior year acquisition settlement       (14)         -          -
  Legal settlements                        (8)         -          -
  Environmental reserve reversal            9          -          -
  Wolf charge                               -          -        (77)
  Environmental reserve                     -          -        (41)
  Kmart charge                              -          -        (20)
                                      -------    -------    -------
    Consolidated total                $   371    $ 1,220    $   352
                                      =======    =======    =======

Net earnings from continuing
 operations:
  Photography                         $   347    $   550    $   535
  Health Imaging                          382        313        221
  Commercial Imaging                       99         83         84
  All Other                               (73)       (23)       (38)
                                      -------    -------    -------
    Total of segments                     755        923        802

  Strategic asset and venture
   investment impairments                  (7)       (50)       (15)
  Impairment of Burrell Companies'
   net assets held for sale                (9)         -          -
  Restructuring costs and other          (557)      (114)      (720)
  Donation to technology enterprise        (8)         -          -
  GE settlement                           (12)         -          -
  Patent infringement claim settlement    (14)         -          -
  Prior year acquisition settlement       (14)         -          -
  Legal settlements                        (8)         -          -
  Environmental reserve reversal            9          -          -
  Wolf charge                               -          -        (77)
  Environmental reserve                     -          -        (41)
  Kmart charge                              -          -        (20)
  Interest expense                       (148)      (173)      (219)
  Other corporate items                    11         14          8
  Tax benefit - contribution of patents    13          -          -
  Tax benefit - PictureVision
   subsidiary closure                       -         45          -
  Tax benefit - Kodak Imagex Japan          -         46          -
  Income tax effects on above items
   and taxes not allocated to segments    227        102        363
                                      -------    -------    -------
    Consolidated total                $   238    $   793    $    81
                                      =======    =======    =======

(in millions)                            2003       2002       2001

Segment total assets:
  Photography                         $ 8,905    $ 8,798    $ 9,255
  Health Imaging                        2,600      2,011      2,038
  Commercial Imaging                    1,396      1,405      1,438
  All Other                                10         66        (16)
                                      -------    -------    -------
    Total of segments                  12,911     12,280     12,715

  LIFO inventory reserve                 (362)      (392)      (444)
  Cash and marketable securities        1,261        577        451
  Deferred income tax assets              988        933        722
  Other corporate assets/(reserves)        20        (29)       (82)
                                      -------    -------    -------
    Consolidated total assets         $14,818    $13,369    $13,362
                                      =======    =======    =======


Depreciation expense from continuing
 operations:
  Photography                         $   646    $   634    $   599
  Health Imaging                          105        107         96
  Commercial Imaging                       69         74         69
  All Other                                10          3          1
                                      -------    -------    -------
    Consolidated total                $   830    $   818    $   765
                                      =======    =======    =======


Goodwill amortization expense from
 continuing operations:
  Photography                         $     -    $     -    $   110
  Health Imaging                            -          -         28
  Commercial Imaging                        -          -         15
  All Other                                 -          -          -
                                      -------    -------    -------
    Consolidated total                $     -    $     -    $   153
                                      =======    =======    =======


Capital additions from continuing
 operations:
  Photography                         $   377    $   408    $   555
  Health Imaging                           81         81        128
  Commercial Imaging                       39         83         56
  All Other                                 9          5          4
                                      -------    -------    -------
    Consolidated total                $   506    $   577    $   743
                                      =======    =======    =======

(in millions)                            2003       2002       2001

Net sales to external customers attributed to (1):

  The United States                   $ 5,858    $ 6,008    $ 6,419
  Europe, Middle East and Africa        3,794      3,363      3,275
  Asia Pacific                          2,347      2,242      2,215
  Canada and Latin America              1,318      1,222      1,320
                                      -------    -------    -------
    Consolidated total                $13,317    $12,835    $13,229
                                      =======    =======    =======

(1) Sales are reported in the geographic area in which they originate.


Property, plant and equipment, net located in:

  The United States                   $ 3,217    $ 3,501    $ 3,738
  Europe, Middle East and Africa          734        769        672
  Asia Pacific                            920        943        977
  Canada and Latin America                223        207        272
                                      -------    -------    -------
    Consolidated total                $ 5,094    $ 5,420    $ 5,659
                                      =======    =======    =======

New Kodak Operating Model and Change in Reporting Structure

As of and for the year ended December 31, 2003, the Company reported financial information for three reportable segments (Photography, Health Imaging and Commercial Imaging) and All Other. However, in August of 2003, the Company announced the realignment of its operations to accelerate growth in the commercial and consumer digital imaging markets. In connection with the realignment, the Company's new reporting structure will be implemented beginning in the first quarter of 2004 as outlined below:

Digital and Film Imaging Systems Segment: The Digital and Film Imaging Systems segment comprises the same products and services as the current Photography segment without change.

Health Imaging Segment: There were no changes to the Health Imaging segment.

Commercial Imaging Segment: Subsequent to the realignment, the Commercial Imaging segment is composed of document imaging products and services, commercial and government systems products and services, and optics. Prior to the realignment, optics was included in All Other. Beginning in the first quarter of 2004, this segment will exclude the results of Remote Sensing Systems and Research Systems, Inc., which were part of the commercial and government systems products and services, as a result of the sale of these businesses to ITT Industries, Inc. that was announced in February 2004.

Commercial Printing Segment: As of January 1, 2004, the Commercial Printing Segment is composed of the Company's equity investments in NexPress (Kodak's 50/50 joint venture with Heidelberg) and Kodak Polychrome Graphics (Kodak's 50/50 joint venture with Sun Chemical), and the graphics and wide-format inkjet businesses. All of the above were formerly included in the Commercial Imaging Segment prior to the realignment. This segment will also include the results of Scitex Digital Printing, which was acquired in January 2004 and has since been renamed Kodak Versamark, and the results of Heidelberg Digital LLC and Heidelberg's 50% share of NexPress upon the closing of this acquisition, which is expected to occur in May 2004.

All Other: All Other is composed of Kodak's display and components business for organic light emitting diode (OLED) displays, sensors and other small, miscellaneous businesses.

NOTE 24:  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED
                                 4th Qtr.   3rd Qtr.  2nd Qtr.    1st Qtr.
                                    (in millions, except per share data)
2003

Net sales from continuing
  operations                      $3,778     $3,447    $3,352     $2,740
Gross profit from continuing
  operations                       1,217      1,127     1,116        824
Earnings (loss) from continuing
  operations                           7 (5)    122 (4)   112 (3)     (3)(1)
Earnings from discontinued
  operations (10)                     12 (6)      -         -         15 (2)
Net earnings                          19        122       112         12
Basic and diluted net earnings
 (loss) per share (11)
  Continuing operations              .03        .42       .39       (.01)
  Discontinued operations            .04        .00       .00        .05
    Total                            .07        .42       .39        .04

2002

Net sales from continuing
  operations                      $3,441     $3,352    $3,336     $2,706
Gross profit from continuing
  operations                       1,206      1,290     1,254        860
Earnings from continuing
  operations                         130 (9)    336 (8)   286 (7)     41
Loss from discontinued
  operations (10)                    (17)        (2)       (2)        (2)
Net earnings                         113        334       284         39
Basic and diluted net earnings
 (loss) per share (11)
  Continuing operations              .45       1.16       .98        .14
  Discontinued operations           (.06)      (.01)     (.01)      (.01)
    Total                            .39       1.15       .97        .13

--------------------------------------------------------------------------
(1) Includes $46 million ($14 million included in cost of goods sold and $32 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $30 million; $21 million of purchased R&D, which reduced net earnings by $13 million; $12 million (included in SG&A) for a charge related to an intellectual property settlement, which reduced net earnings by $7 million; and an $8 million (included in benefit for income taxes) tax benefit related to the donation of certain patents.

(2) Represents the reversal of a tax reserve resulting from the Company's repurchase of certain properties that were initially sold in connection with the 1994 divestiture of Sterling Winthrop Inc.

(3) Includes $54 million ($10 million included in cost of goods sold and $44 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $36 million; $14 million (included in SG&A) for a charge connected with the settlement of a patent infringement claim, which reduced net earnings by $9 million; $14 million (included in SG&A) for a charge connected with a prior-year acquisition, which reduced net earnings by $9 million; and $9 million (included in SG&A) for a charge to write down certain assets held for sale following the acquisition of the Burrell Companies, which reduced net earnings by $6 million.

(4) Includes $185 million ($33 million included in cost of goods sold and $152 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $125 million; and $8 million (included in SG&A) for a donation to a technology enterprise, which reduced net earnings by $5 million.

(5) Includes $272 million ($16 million included in cost of goods sold and $256 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $187 million; $8 million (included in SG&A) for legal settlements, which reduced net earnings by $5 million; $3 million (included in SG&A) for strategic asset impairments, which reduced net earnings by $2 million; $4 million (included in other charges) for non-strategic asset write-downs, which reduced net earnings by $2 million; $10 million of purchased R&D (included in R&D), which reduced net earnings by $6 million; a $9 million reversal (included in SG&A) for an environmental reserve, which increased net earnings by $6 million; and a $5 million (included in benefit for income taxes) tax benefit related to the donation of certain patents.

(6) Includes $12 million for the reversal of environmental reserves at a formerly owned manufacturing site, which increased net earnings by $7 million; and a $3 million increase to net earnings in relation to the reversal of state income tax reserves.

(7) Includes $13 million ($10 million included in SG&A and $3 million included in other charges) for a charge related to asset impairments, which reduced net earnings by $9 million; and a $45 million (included in provision for income taxes) tax benefit related to the closure of the Company's PictureVision subsidiary.

(8) Includes $29 million (included in restructuring costs and other) reversal of restructuring charges related to costs originally recorded as part of the Company's 2001 restructuring programs, which increased net earnings by $18 million; $20 million (included in restructuring costs and other) of restructuring costs, which reduced net earnings by $20 million; $21 million ($13 million included in SG&A and $8 million included in other charges) for a charge related to asset impairments, which reduced net earnings by $13 million; and a $46 million (included in provision for income taxes) tax benefit related to the consolidation of its photofinishing operations in Japan.

(9) Includes $123 million ($16 million included in cost of goods sold and $107 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $78 million; $16 million ($9 million included in SG&A and $7 million included in other charges) for a charge related to asset impairments and other asset write-offs, which reduced net earnings by $12 million; and a $30 million (included in provision for income taxes) tax benefit related to changes in the corporate tax rate and asset write-offs.

(10)Refer to Note 22, "Discontinued Operations" for a discussion regarding loss from discontinued operations.

(11)Each quarter is calculated as a discrete period and the sum of the four quarters may not equal the full year amount.


Changes in Estimates Recorded During the Fourth Quarter Ended December 31,
2003

During the fourth quarter ended December 31, 2003, the Company recorded approximately $38 million relating to changes in estimates with respect to certain of its employee benefit and incentive compensation accruals. These changes in estimates favorably impacted the results for the fourth quarter by $.11 per share.

NOTE 25:  SUBSEQUENT EVENTS

On October 22, 2003, the Company announced that it signed a 20-year agreement with China Lucky Film Corp. On February 10, 2004, the Chinese government approved the Company's acquisition of 20 percent of Lucky Film Co. Ltd. (Lucky Film), the largest maker of photographic film in China, in exchange for approximately $100 million in cash, plus approximately $30 million in additional net cash to build and upgrade manufacturing assets, and other Kodak assets. Also, under the arrangement, the Company will provide Lucky Film with technical support, training and equipment upgrades, and Lucky Film will pay Kodak a royalty fee for the use of certain of the Company's technologies as well as dividends on the Lucky Film shares that Kodak will acquire.

On November 25, 2003, the Company announced that it had entered an agreement to acquire the assets of Scitex Digital Printing (SDP) from its parent for $250 million, net of any cash on hand at closing which totaled approximately $13 million, resulting in a net cash price of $237 million. SDP is the leading supplier of high-speed, continuous inkjet printing systems, primarily serving the commercial and transactional printing sectors. Customers use SDP's products to print utility bills, banking and credit card statements, direct mail materials, as well as invoices, financial statements and other transactional documents. The acquisition will provide the Company with additional capabilities in the transactional printing and direct mail sectors while creating another path to commercialize proprietary inkjet technology. The acquisition was completed on January 5, 2004. Kodak is in the process of obtaining a third-party valuation to assist in the purchase price allocation.

On February 9, 2004, the Company announced its intent to sell the assets and business of the Remote Sensing Systems operation, including the stock of Kodak's wholly owned subsidiary, Research Systems, Inc., collectively known as RSS, to ITT Industries for $725 million in cash. RSS, a leading provider of specialized imaging solutions to the aerospace and defense community, is part of the Company's Commercial & Government Systems' operation within the Commercial Imaging segment and its customers include NASA, other U.S. government agencies, and aerospace and defense companies. Kodak's RSS operation had sales in 2003 of approximately $425 million. The sale of RSS is expected to result in an after-tax gain of approximately $390 million (unaudited). The after-tax gain excludes the potential impacts from any settlement or curtailment gains or losses that may be incurred in connection with the Company's pension and postretirement benefit plans, as these amounts are not currently determinable. The Company is currently evaluating whether the sale of RSS will be accounted for as a discontinued operation beginning in the first quarter of 2004 in accordance with SFAS No. 144.

On March 8, 2004, the Company announced that it had agreed with Heidelberger Druckmaschinen AG (Heidelberg) to purchase Heidelberg's 50 percent interest in NexPress Solutions LLC, a 50/50 joint venture of Kodak and Heidelberg that makes high-end, on-demand digital color printing systems, and the equity of Heidelberg Digital LLC, a leading maker of digital black-and-white variable-data printing systems. Kodak also will acquire NexPress GmbH, a German subsidiary of Heidelberg that provides engineering and development support, and certain inventory, assets, and employees of Heidelberg's regional operations or market centers. The Company will not pay any cash at closing for the businesses being acquired. Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met. If all sales goals are met during the next two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash. Additional payments may also be made if certain sales goals are met during a five-year period following the closing of the transaction. This acquisition, which is expected to close in May 2004, advances the Company's strategy of diversifying its business portfolio, and accelerates its participation in the digital commercial printing industry.

                                                                           178
Eastman Kodak Company
SUMMARY OF OPERATING DATA (in millions, except per share data, shareholders, and employees)
                               2003     2002     2001      2000     1999
Net sales from continuing
 operations                 $13,317  $12,835  $13,229   $13,994  $14,089

Earnings from continuing
 operations before interest,
 other charges, net,
 and income taxes               371    1,220      352     2,214    1,990

Earnings (loss) from:
 Continuing operations          238 (1)  793(2)    81(3)  1,407(4) 1,392(5)
 Discontinued operations         27 (6)  (23)(6)   (5)(6)     -        -
NET EARNINGS                    265      770       76     1,407    1,392

EARNINGS AND DIVIDENDS
Net earnings
 - % of sales                   2.0%     6.0%     0.6%     10.1%     9.9%
 - % return on average
   shareholders' equity         8.8%    27.2%     2.4%     38.3%    35.2%

Basic earnings (loss) per
  share:
 Continuing operations          .83     2.72      .28      4.62     4.38
 Discontinued operations        .09     (.08)    (.02)        -        -
   Total                        .92     2.64      .26      4.62     4.38
Diluted earnings (loss) per
  share:
 Continuing operations          .83     2.72      .28      4.59     4.33
 Discontinued operations        .09     (.08)    (.02)        -        -
   Total                        .92     2.64      .26      4.59     4.33

Cash dividends declared and
 paid
  - on common shares            330      525      643       545      563
  - per common share           1.15     1.80     2.21      1.76     1.76
Common shares outstanding at
 year end                     286.6    285.9    290.9     290.5    310.4
Shareholders at year end     85,712   89,988   91,893   113,308  131,719

STATEMENT OF FINANCIAL
 POSITION DATA
Operational working
 capital (7)                $ 1,094  $   474  $   797   $ 1,420  $   777
Working capital                 148     (968)    (737)     (786)    (385)
Property, plant and
 equipment, net               5,094    5,420    5,659     5,919    5,947
Total assets                 14,818   13,494   13,362    14,212   14,370
Short-term borrowings
 and current portion of
 long-term debt                 946    1,442    1,534     2,206    1,163
Long-term debt, net of
 current portion              2,302    1,164    1,666     1,166      936
Total shareholders' equity    3,264    2,777    2,894     3,428    3,912

SUPPLEMENTAL INFORMATION
Net sales from continuing
operations - Photography    $ 9,232  $ 9,002  $ 9,403   $10,231  $10,265
           - Health Imaging   2,431    2,274    2,262     2,220    2,159
           - Commercial
              Imaging         1,559    1,456    1,454     1,417    1,479
           - All Other           95      103      110       126      186
Research and development
 costs                          781      762      779       784      817
Depreciation                    830      818      765       738      773
Taxes (excludes payroll,
 sales and excise taxes)         24      288      154       933      806
Wages, salaries and employee
 benefits                     4,090    3,991    3,824     3,726    3,962
Employees at year end
  - in the U.S.              35,400   39,000   42,000    43,200   43,300
  - worldwide                63,900   70,000   75,100    78,400   80,650

(see footnotes on next page)

SUMMARY OF OPERATING DATA
Eastman Kodak Company

(footnotes for previous page)

(1) Includes $557 million of restructuring charges; $31 million of purchased R&D; $7 million for a charge related to asset impairments and other asset write-offs; a $12 million charge related to an intellectual property settlement; $14 million for a charge connected with the settlement of a patent infringement claim; $14 million for a charge connected with a prior-year acquisition; $9 million for a charge to write down certain assets held for sale following the acquisition of the Burrell Companies; $8 million for a donation to a technology enterprise; $8 million for legal settlements; a $9 million reversal for an environmental reserve; and a $13 million tax benefit related to patent donations. These items reduced net earnings by $423 million.

(2) Includes $143 million of restructuring charges; $29 million reversal of restructuring charges; $50 million for a charge related to asset impairments and other asset write-offs; and a $121 million tax benefit relating to the closure of the Company's PictureVision subsidiary, the consolidation of the Company's photofinishing operations in Japan, asset write-offs and a change in the corporate tax rate. These items improved net earnings by $7 million.

(3) Includes $678 million of restructuring charges; $42 million for a charge related to asset impairments associated with certain of the Company's photofinishing operations; $15 million for asset impairments related to venture investments; $41 million for a charge for environmental reserves; $77 million for the Wolf bankruptcy; a $20 million charge for the Kmart bankruptcy; $18 million of relocation charges related to the sale and exit of a manufacturing facility; an $11 million tax benefit related to a favorable tax settlement; and a $20 million tax benefit representing a decline in the year-over-year effective tax rate. These items reduced net earnings by $594 million.

(4) Includes accelerated depreciation and relocation charges related to the sale and exit of a manufacturing facility of $50 million, which reduced net earnings by $33 million.

(5) Includes $350 million of restructuring charges, and an additional $11 million of charges related to this restructuring program; $103 million of charges associated with business exits; a gain of $95 million on the sale of The Image Bank; and a gain of $25 million on the sale of the Motion Analysis Systems Division. These items reduced net earnings by $227 million.

(6) Refer to Note 22, "Discontinued Operations" for a discussion regarding the earnings (loss) from discontinued operations.

(7) Excludes short-term borrowings and current portion of long-term debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15,the Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures were effective. There has been no change in the Company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
----------------------------------------------------------------------

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption "Board Structure and Corporate Governance - Board of Directors" in the Company's Notice of 2004 Annual Meeting and Proxy Statement (the Proxy Statement), which will be filed within 120 days after December 31, 2003. The information required by Item 10 regarding audit committee financial expert disclosure is incorporated by reference from the information under the caption "Board Structure and Corporate Governance - Audit Committee Financial Qualifications" in the Proxy Statement. The information required by Item 10 regarding executive officers is contained in Part I under the caption "Executive Officers of the Registrant" on page 16.
The information required by Item 10 regarding the Company's written code of ethics is incorporated by reference from the information under the captions "Board Structure and Corporate Governance - Corporate Governance Guidelines" and "Board Structure and Corporate Governance - Business Conduct Guide and Directors' Code of Conduct."
------------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement: "Board Structure and Corporate Governance - Director Compensation," "Compensation of Named Executive Officers," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," "Stock Options Outstanding under Shareholder and Non-Shareholder Approved Plans," "Long-Term Incentive Plan," "Long-Term Incentive Plan - Awards in Last Fiscal Year," "Employment Contracts and Arrangements," "Change in Control Arrangements," "Retirement Plan," "Report of the Executive Compensation and Development Committee," and "Performance Graph - Shareholder Return."
--------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the information under the caption "Beneficial Security Ownership of Directors, Nominees and Executive Officers" in the Proxy Statement.
--------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None to report.
-------------------------------------------------------------------------

ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES

The information required by Item 14 regarding principal auditor fees and services is incorporated by reference from the information under the caption "Report of the Audit Committee" in the Proxy Statement.

                                  PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                               Page No.
(a) 1.  Consolidated financial statements:
        Report of independent auditors                             92
        Consolidated statement of earnings                         93
        Consolidated statement of financial position               94
        Consolidated statement of shareholders' equity             95-97
        Consolidated statement of cash flows                       98-99
        Notes to financial statements                              100-177

    2.  Financial statement schedules:

        II - Valuation and qualifying accounts                     185

        All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

    3.  Additional data required to be furnished:

        Exhibits required as part of this report are listed in the index appearing on pages 186 through 193.

(b) Report on Form 8-K.

    On October 7, 2003, the Company filed under Item 5 the October 6, 2003 press release announcing its intention to offer up to $575 million of Convertible Senior Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. On October 7, the Company also filed exhibits under Item 7 relating to the 5-Year and the 364-Day Credit Agreements between Eastman Kodak Company, the banks, and others.

    On October 10, 2003, the Company filed under Item 5 the press release announcing the completion of the private placement of $575 million of 3.375% Convertible Senior Notes due 2033 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. On October 10, the Company also filed exhibits under Item 7 for certain agreements and instruments related to this transaction.

    On October 10, 2003, the Company filed under Item 5 the press release announcing the completion of the offering and sale of $500 million of 7.25% Senior Notes due 2013 made pursuant to the Company's registration statement on Form S-3. On October 10, the Company also filed exhibits under Item 7 for certain agreements, instruments, and calculations related to this transaction.

    On October 22, 2003, the Company furnished (not filed) pursuant to
    Item 12 under Item 9 (in accordance with the interim filing guidance for these items) the press release and related financial discussion document relating to the results of its third fiscal quarter ended September 30, 2003, which was also filed as an exhibit under Item 7.

    On December 17, 2003, the Company filed a report on Form 8-K under
    Item 5 announcing that the Board of Directors approved a number of changes to the Company's by-laws and amended and restated the by-laws to effect those changes. The Company also filed an exhibit under Item 7 relating to the amended and restated by-laws.

    On December 29, 2003, the Company filed a report on Form 8-K under
    Item 4 announcing that the Company's management approved a change in the independent accountants of the Eastman Kodak Employees' Savings and Investment Plan from PricewaterhouseCoopers LLP to Insero, Kasperski, Ciaccia & Co., P.C. for the fiscal year ending December 30, 2003. The Company also filed an exhibit under Item 7 relating to the letter from the prior independent accountants.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    EASTMAN KODAK COMPANY
          (Registrant)

By:                                    By:
   Daniel A. Carp                         Robert H. Brust
   Chairman & Chief Executive Officer     Chief Financial Officer, and
                                          Executive Vice President


                                          Richard G. Brown
                                          Chief Accounting Officer, and
                                          Corporate Controller

Date:  March 15, 2004

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


Daniel A. Carp, Director                  Delano E. Lewis, Director


Martha Layne Collins, Director            Paul H. O'Neill, Director


Timothy M. Donahue, Director              Hector de J. Ruiz, Director


William H. Hernandez, Director            Laura D'Andrea Tyson, Director



Date:  March 15, 2004

                                                             Schedule II
                           Eastman Kodak Company
                     Valuation and Qualifying Accounts
                               (in millions)
                             Balance at                             Balance
                             Beginning    Charges       Amounts    at End of
                             of Period  to Earnings   Written Off   Period

Year ended December 31, 2003
  Deducted in the Statement
   of Financial Position:
   From Current Receivables
     Reserve for doubtful
      accounts                  $104        $ 28         $56         $ 76
     Reserve for loss on
      returns and allowances      33          17          14           36
                                ----        ----         ---         ----
     TOTAL                      $137        $ 45         $70         $112
                                ====        ====         ===         ====
   From Long-Term Receivables
    and Other Noncurrent
     Assets
     Reserve for doubtful
      accounts                  $ 53        $  4         $41         $ 16
                                ====        ====         ===         ====


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

                           Eastman Kodak Company
                             Index to Exhibits

Exhibit
Number

(3)  A.  Certificate of Incorporation.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 25, 1988, Exhibit 3.)

     B.  By-laws, as amended through December 16, 2003.
         (Incorporated by reference to the Eastman Kodak Company
         Current Report on Form 8-K for the date December 16, 2003 as filed on December 17, 2003, Exhibit 3.)

(4) A. Indenture dated as of January 1, 1988 between Eastman Kodak Company as issuer of (i) 9.95% Debentures Due 2018, (ii) 9 1/2% Notes Due 2008, (iii) 9.20% Debentures Due 2021, and
         (iv) 7.25% Notes Due 2005, and The Bank of New York as
         Trustee.
         (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 25, 1988, Exhibit 4.)

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

                           Eastman Kodak Company
                             Index to Exhibits

Exhibit
Number

(4) E. Five-Year Credit Agreement among Eastman Kodak Company, The Banks named therein, J.P. Morgan Securities Inc. as Syndication Agent and Citibank, N.A. as Administrative Agent, Salomon Smith Barney Inc. and J.P. Morgan Securities Inc. as Co-Advisors, Co-Lead Arrangers and Co-Bookrunners, dated as of July 13, 2001, $1,225,000,000. (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date October 6, 2003 as filed on October 7, 2003, Exhibit 4.)

     F. AMENDMENT NO. 1 to the Five-Year Credit Agreement among Eastman Kodak Company, The Banks named therein, J.P. Morgan Securities Inc. as Syndication Agent and Citibank, N.A. as Administrative Agent, Salomon Smith Barney Inc. and J.P. Morgan Securities Inc. as Co-Advisors, Co-Lead Arrangers and Co-Bookrunners, dated as of July 12, 2002, $1,225,000,000.
         (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date October 6, 2003 as filed on October 7, 2003, Exhibit 4.)

     G.  364-Day Credit Agreement among Eastman Kodak Company,
         The Banks named therein, Citibank, N.A., as
         Administrative Agent, BNP Paribas as Syndication Agent and The Bank of Nova Scotia as Documentation Agent, Citigroup Global Markets Inc. and Scotia Capital as Joint Lead Arrangers, Citigroup Global Markets Inc. as Bookrunner, dated as of July 11, 2003, $1,000,000,000.
         (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date October 6, 2003 as filed on October 7, 2003, Exhibit 4.)

     H.  Form of the 7.25% Senior Notes due 2013.
         (Incorporated by reference to the Eastman Kodak Company
         Current Report on Form 8-K for the date October 10, 2003 as filed on October 10, 2003, Exhibit 4.)

     I. Resolutions of the Committee of the Board of Directors of Eastman Kodak Company, adopted on October 7, 2003, establishing the terms of the Securities.
         (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date October 10, 2003 as filed on October 10, 2003, Exhibit 4.)

     J. Fifth Supplemental Indenture, dated October 10, 2003, between Eastman Kodak Company and The Bank of New York, as Trustee.
         (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date October 10, 2003 as filed on October 10, 2003, Exhibit 4.)

                           Eastman Kodak Company
                       Index to Exhibits (continued)

Exhibit
Number

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

                           Eastman Kodak Company
                       Index to Exhibits (continued)

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

                           Eastman Kodak Company
                       Index to Exhibits (continued)

Exhibit
Number

     N.  Kodak Stock Option Plan, as amended and restated August
         26, 2002.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 2002, Exhibit 10.)

     O. Eastman Kodak Company 1997 Stock Option Plan, as amended effective as of March 13, 2001.
         (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, Exhibit 10.)

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

                           Eastman Kodak Company
                       Index to Exhibits (continued)

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

         Amendment, effective January 1, 2004.

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

     V.  Michael P. Morley Agreement dated March 13, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 2002, Exhibit 10.)

         Amendment, dated February 19, 2003, to Agreement dated
         March 13, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 2002, Exhibit 10.)

         Amendment, dated October 23, 2003, to Agreement dated
         March 13, 2001.

                           Eastman Kodak Company
                       Index to Exhibits (continued)

Exhibit
Number

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

         Amendment, dated October 2, 2003, to Agreement dated
         December 20, 1999.

     Y.  Patricia F. Russo Agreement dated April 1, 2001.
         (Incorporated by reference to the Eastman Kodak Company
         Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, Exhibit 10.)

(12) Statement Re Computation of Ratio of Earnings to Fixed Charges.

(21) Subsidiaries of Eastman Kodak Company.

(23) Consent of Independent Accountants.

                           Eastman Kodak Company
                       Index to Exhibits (continued)

Exhibit
Number

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