Form 10-Q
period 2004-03-31
EASTMAN KODAK CO
filed 2004-05-10
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

☐ Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from to	Commission File Number 1-87

EASTMAN KODAK COMPANY
(Exact name of registrant as specified in its charter)

NEW JERSEY	16-0417150
(State of incorporation)	(IRS Employer Identification No.)

343 STATE STREET, ROCHESTER, NEW YORK	14650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 585-724-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at April 30, 2004

Common Stock, $2.50 par value	286,611,176

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

	Three Months Ended March 31

	2004	2003

Net sales	$2,919	$2,640
Cost of goods sold	2,107	1,839

Gross profit	812	801
Selling, general and administrative expenses	552	558
Research and development costs	197	193
Restructuring costs and other	50	32

Earnings from continuing operations before interest, other charges, net, and income taxes	13	18
Interest expense	44	37
Other charges, net	1	21

Loss from continuing operations before income taxes	(32)	(40)
Benefit for income taxes	(48)	(28)

Earnings (loss) from continuing operations	16	(12)
Earnings from discontinued operations, net of income tax provision (benefit) for the three months ended March 31, 2004 and 2003 of $8 and $(10), respectively	12	24

NET EARNINGS	$28	$12

Basic and diluted net earnings (loss) per share:
Continuing operations	$.06	$(.04)
Discontinued operations	.04	.08

Total	$.10	$.04

Number of common shares used in basic earnings (loss) per share	286.6	286.3
Incremental shares from assumed conversion of options	0.4	0.3

Number of common shares used in diluted earnings (loss) per share	287.0	286.6

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Retained earnings at beginning of period	$7,527	$7,611
Net earnings	28	12
Loss from issuance of treasury stock	—	(14)

Retained earnings at end of quarter	$7,555	$7,609

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	March 31, 2004	Dec. 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$510	$1,250
Receivables, net	2,259	2,328
Inventories, net	1,207	1,073
Deferred income taxes	624	602
Other current assets	158	130
Assets of discontinued operations	104	72

Total current assets	4,862	5,455

Property, plant and equipment, net	4,954	5,051
Goodwill	1,418	1,364
Other long-term assets	3,135	2,883
Assets of discontinued operations	64	65

TOTAL ASSETS	$14,433	$14,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,507	$3,614
Short-term borrowings	710	946
Accrued income taxes	615	654
Liabilities of discontinued operations	44	36

Total current liabilities	4,876	5,250
OTHER LIABILITIES
Long-term debt, net of current portion	2,256	2,302
Postretirement liabilities	3,378	3,344
Other long-term liabilities	698	650
Liabilities of discontinued operations	7	8

Total liabilities	11,215	11,554
SHAREHOLDERS’ EQUITY
Common stock at par	978	978
Additional paid in capital	850	850
Retained earnings	7,555	7,527
Accumulated other comprehensive loss	(306)	(231)
Unearned restricted stock	(9)	(8)

	9,068	9,116
Less: Treasury stock at cost	5,850	5,852

Total shareholders’ equity	3,218	3,264

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,433	$14,818

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended March 31

	2004	2003

Cash flows relating to operating activities:
Net earnings	$28	$12
Adjustments to reconcile to net cash (used in) provided by operating activities:
Earnings from discontinued operations	(12)	(24)
Equity in losses from unconsolidated affiliates	6	23
Depreciation	214	200
Purchased research and development	9	21
Restructuring costs, asset impairments and other non-cash charges	2	—
(Benefit) provision for deferred taxes	(36)	5
Decrease in receivables	111	159
Increase in inventories	(97)	(122)
Decrease in liabilities excluding borrowings	(268)	(210)
Other items, net	16	42

Total adjustments	(55)	94

Net cash (used in) provided by continuing operations	(27)	106

Net cash (used in) provided by discontinued operations	(4)	21

Net cash (used in) provided by operating activities	(31)	127

Cash flows relating to investing activities:
Additions to properties	(91)	(109)
Acquisitions, net of cash acquired	(305)	(84)
Investments in unconsolidated affiliates	(22)	(20)
Marketable securities - purchases	(34)	(19)
Marketable securities - sales	26	17

Net cash used in continuing operations	(426)	(215)

Net cash used in discontinued operations	—	(2)

Net cash used in investing activities	(426)	(217)

Cash flows relating to financing activities:
Net (decrease) increase in borrowings with original maturity of 90 days or less	(177)	264
Proceeds from other borrowings	60	202
Repayment of other borrowings	(165)	(365)
Exercise of employee stock options	—	12

Net cash (used in) provided by financing activities	(282)	113

Effect of exchange rate changes on cash	(1)	5

Net (decrease) increase in cash and cash equivalents	(740)	28
Cash and cash equivalents, beginning of year	1,250	569

Cash and cash equivalents, end of quarter	$510	$597

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of Eastman Kodak Company and its subsidiaries (the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Certain amounts for prior periods were reclassified to conform to the current period classification.  Additionally, reclassifications were made for the earnings or losses, balance sheet information and cash flows related to discontinued operations.  Refer to Note 13, “Discontinued Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  FSP No. 106-1 allows the sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).  The Act, which was signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare.  The guidance in this FSP is effective for interim or annual financial statements of fiscal years ending after December 7, 2003.  In accordance with FSP No. 106-1, the Company has elected to defer accounting for the effects of the Act.  Accordingly, the measures of net benefit obligation and net postretirement benefit cost included in the accompanying consolidated financial statements do not reflect any effects from the Act.  However, if the Company’s postretirement plan in the U.S. experiences an event such as a significant amendment, curtailment or settlement prior to the finalization of the guidance, the Company will be required to account for the estimated impacts.  When the accounting guidance is ultimately issued, any previously reported information on the impacts of the Act may need to change.

NOTE 2:  RECEIVABLES, NET
(in millions)

	March 31, 2004	December 31, 2003

Trade receivables	$1,895	$2,003
Miscellaneous receivables	364	325

Total (net of allowances of $108 and $112)	$2,259	$2,328

Of the total trade receivable amounts of $1,895 million and $2,003 million as of March 31, 2004 and December 31, 2003, respectively, approximately $415 million and $528 million are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET
(in millions)

	March 31, 2004	December 31, 2003

Finished goods	$895	$818
Work in process	305	300
Raw materials	363	317

	1,563	1,435
LIFO reserve	(356)	(362)

Total	$1,207	$1,073

Full year 2004 estimated inventory usage is expected to result in liquidation of LIFO inventory quantities.  In the aggregate, these inventories are carried at the lower costs prevailing in prior years as compared with the cost of current purchases.  The effect of these expected LIFO liquidations was to reduce cost of goods sold by $4 million in the three months ended March 31, 2004.

NOTE 4:  INCOME TAXES

A reconciliation between the U.S. federal income tax rate, the Company’s estimated annual effective tax rate and the first quarter income tax rate from continuing operations was as follows:

	Three months ended March 31,

	2004	2003

U.S. statutory tax rate	35.0%	35.0%
Increase (decrease) in statutory rate resulting from:
State and other income taxes, net of federal	0.4%	0.9%
Export sales and manufacturing credits	(2.0)	(2.1)
Operations outside the U.S.	(19.7)	(9.2)
Other, net	2.8	0.4

Estimated annual effective tax rate	16.5%	25.0%
Impact from discrete period items:
Restructuring	27.5%	13.0%
Purchased in-process R&D	6.0	7.5
Tax settlement	100.0	—
Intellectual property settlement	—	4.5
Intellectual property donation	—	20.0

First quarter income tax rate	150.0%	70.0%

For the period ended March 31, 2004, discrete period tax benefits of $25 million were recorded in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate: restructuring charges of $74 million and a $9 million charge for purchased in-process research and development costs.

In addition, during the three months ended March 31, 2004, the Company received confirmation that the Internal Revenue Service had provided a formal concession concerning the taxation of certain intercompany royalties, which could not legally be distributed to the parent. The $32 million settlement was recorded as a discrete period tax benefit within earnings from continuing operations.

For the period ended March 31, 2003, discrete period tax benefits of $37 million were recorded in connection with the following items, which when aggregated, were taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate: restructuring charges of $46 million; a $21 million charge for purchased in-process research and development costs; and a $12 million charge relating to an intellectual property settlement.  In addition, the discrete period items also included a tax benefit of $8 million relating to the donation of intellectual property.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

Environmental

At March 31, 2004, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $135 million and are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY.  As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site.  The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site.  At March 31, 2004, estimated future investigation and remediation costs of $56 million are accrued for this site and are included in the $135 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At March 31, 2004, estimated future remediation costs of $34 million are accrued for these sites and are included in the $135 million reported in other long-term liabilities.

The Company has obligations relating to two former manufacturing sites located outside of the United States.  At March 31, 2004, estimated future investigation, remediation and monitoring costs of $16 million are accrued for these sites and are included in the $135 million reported in other long-term liabilities.

As a result of the ongoing monitoring and identification process, the Company has identified additional operating sites with estimated future investigation, remediation and monitoring costs of $21 million.  These costs are accrued and included in the $135 million reported in other long-term liabilities.

Additionally, the Company has approximately $8 million accrued in the $135 million reported in other long-term liabilities at March 31, 2004 for remediation relating to other facilities, which are not material to the Company’s financial position, results of operations, cash flows or competitive position.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for many of the sites.  For these known environmental exposures, the accrual reflects the Company’s best estimate of the amount it will incur under the agreed-upon or proposed work plans.  The Company’s cost estimates were determined using the ASTM Standard E 2137-01, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters,” and have not been reduced by possible recoveries from third parties.  The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites.  The projects are closely monitored and the models are reviewed as significant events occur or at least once per year.  The Company’s estimate includes equipment and operating costs for remediation and long-term monitoring of the sites.  The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system.  The total expenditures required to complete this program are currently estimated to be approximately $18 million over the next five years.  These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at March 31, 2004.

The Company is presently designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at five such active sites.  With respect to each of these sites, the Company’s liability is minimal.  In addition, the Company has been identified as a PRP in connection with the non-imaging health businesses in four active Superfund sites.  Numerous other PRPs have also been designated at these sites.  Although the law imposes joint and several liability on PRPs, the Company’s historical experience demonstrates that these costs are shared with other PRPs.  Settlements and costs paid by the Company in Superfund matters to date have not been material.  Future costs are also not expected to be material to the Company’s financial position, results of operations or cash flows.

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

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of outcomes.  Estimates developed in the early stages of remediation can vary significantly.  A finite estimate of cost does not normally become fixed and determinable at a specific time.  Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability, and the Company continually updates its cost estimates.  The Company has an ongoing monitoring and identification process to assess how the activities relating to the known exposures are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties.  Based upon information presently available, such future costs are not expected to have a material effect on the Company’s competitive or financial position.  However, such costs could be material to results of operations in a particular future quarter or year.

Other Commitments and Contingencies

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and a subsidiary of Dana Credit Corporation (DCC), a wholly owned subsidiary of Dana Corporation.  Qualex accounts for its investment in ESF under the equity method of accounting.  ESF provides a long-term financing solution to Qualex’s photofinishing customers in connection with Qualex’s leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit.  As part of the operations of its photofinishing services, Qualex sells equipment under a sales-type lease arrangement and records a long-term receivable.  These long-term receivables are subsequently sold to ESF without recourse to Qualex and, therefore, these receivables are removed from Qualex’s books.  ESF incurs debt to finance the purchase of the receivables from Qualex.  This debt is collateralized solely by the long-term receivables purchased from Qualex, and in part, by a $60 million guarantee from DCC.  Qualex provides no guarantee or collateral to ESF’s creditors in connection with the debt, and ESF’s debt is non-recourse to Qualex.  Qualex’s only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases.  Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Although the lessees’ requirement to pay ESF under the lease agreements is not contingent upon Qualex’s fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee’s claim regarding maintenance or supply services not provided by Qualex.  Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years.  To date, the Company has incurred no such material claims, and Qualex does not anticipate any significant situations where it would be unable to fulfill its service obligations under the arrangement with ESF.  ESF’s outstanding lease receivable amount was approximately $340 million at March 31, 2004.

Effective July 22, 2003, ESF entered into an arrangement amending the Receivables Purchase Agreement (RPA), which represents the financing arrangement between ESF and the banks.  Under the amended RPA agreement, maximum borrowings were lowered to $257 million.  Total outstanding borrowings under the RPA at March 31, 2004 were $233 million.  The amended RPA extends through July 2004, at which time the RPA can be extended or terminated.  If the RPA were terminated, ESF would need to find an alternative financing solution for new borrowings.  Pursuant to the ESF partnership agreement between Qualex and DCC, commencing October 6, 2003, Qualex no longer sells its lease receivables to ESF.  Qualex currently is utilizing the services of Imaging Financial Services, Inc., a wholly owned subsidiary of General Electric Capital Corporation, as an alternative financing solution for prospective leasing activity with its customers.

At March 31, 2004, the Company had outstanding letters of credit totaling $121 million and surety bonds in the amount of $110 million primarily to ensure the completion of environmental remediations, the payment of possible casualty and workers’ compensation claims, and to meet various customs and tax obligations.  The Company could be required to increase the dollar amount of its letters of credit or other financial support up to an additional $117 million in relation to these matters if its Moody’s or S&P long-term debt credit ratings are reduced to below the current ratings of Baa3 and BBB-, respectively.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  There are no such matters pending that the Company and its General Counsel expect to be material in relation to the Company’s business, financial position, results of operations or cash flows.

NOTE 6:  GUARANTEES

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers.  At March 31, 2004, these guarantees totaled a maximum of $365 million, with outstanding guaranteed amounts of $160 million.  The maximum guarantee amount includes guarantees of up to: $160 million of debt for Kodak Polychrome Graphics (KPG), an unconsolidated affiliate in which the Company has a 50% ownership interest ($50 million outstanding); $142 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchase of products and equipment from Kodak ($77 million outstanding); and $63 million for other unconsolidated affiliates and third parties ($33 million outstanding).  The KPG debt facility and the related guarantee mature on December 31, 2005, but may be renewed at KPG’s, the joint venture partners’ and the bank’s discretion.  The guarantees for the other unconsolidated affiliates and third party debt mature between June 2004 and May 2006 and are not expected to be renewed.  The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor.  In some cases, particularly with guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee.  This activity is not material.  Management believes the likelihood is remote that material payments will be required under these guarantees.  With respect to the guarantees that the Company issued in the three months ended March 31, 2004, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  Through internal analyses and external valuations, the Company determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $525 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $287 million.  These guarantees expire in 2004 through 2005 with the majority expiring in 2004.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest.  As of March 31, 2004, the Company has not been required to guarantee any of SK Display Corporation’s outstanding debt.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the

Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the three months ended March 31, 2004 was not material to the Company’s financial position, results of operations or cash flows.

Warranty Costs

The Company has warranty obligations in connection with the sale of its equipment.  The original warranty period for equipment products is generally one year or less.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair.  The change in the Company’s accrued warranty obligations from December 31, 2003 to March 31, 2004 was as follows:

(in millions)

Accrued warranty obligations at December 31, 2003	$49
Actual warranty experience	(14)
Warranty provisions	14

Accrued warranty obligations at March 31, 2004	$49

The Company also offers extended warranty arrangements to its customers that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides both repair services and routine maintenance services under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Costs incurred under these extended warranty arrangements for the three months ended March 31, 2004 amounted to $51 million.  The change in the Company’s deferred revenue balance in relation to these extended warranty arrangements from December 31, 2003 to March 31, 2004 was as follows:

(in millions)

Deferred revenue at December 31, 2003	$118
New extended warranty arrangements	102
Recognition of extended warranty arrangement revenue	(80)

Deferred revenue at March 31, 2004	$140

NOTE 7:  RESTRUCTURING COSTS AND OTHER

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

Restructuring Programs Summary

                The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for the first quarter of 2004:

(in millions)	Balance Dec. 31, 2003	Costs Incurred	Reversals	Cash Payments	Non-cash Settlements	Balance March 31, 2004

2004-2006 Program:
Accelerated depreciation	$—	$2	$—	$—	$(2)	$—
Q3 2003 Program:
Severance reserve	$180	$43	$(2)	$(72)	$—	$149
Exit costs reserve	12	7	—	(5)	—	14

Total reserve	$192	$50	$(2)	$(77)	$—	$163

Long-lived asset impairments	$—	$4	$—	$—	$(4)	$—
Accelerated depreciation and inventory write-downs	—	16	—	—	(16)	—
Q1 2003 Program:
Severance reserve	$23	$—	$(1)	$(11)	$—	$11
Exit costs reserve	4	—	—	(3)	—	1

Total reserve	$27	$—	$(1)	$(14)	$—	$12

Accelerated depreciation	$—	$6	$—	$—	$(6)	$—
Phogenix Program:
Exit costs reserve	$9	$—	$—	$(3)	$—	$6
Q4 2002 Program:
Severance reserve	$12	$—	$—	$(5)	$—	$7
Exit costs reserve	8	—	(1)	(1)	—	6

Total reserve	$20	$—	$(1)	$(6)	$—	$13

2001 Programs:
Severance reserve	$6	$—	$—	$(3)	$—	$3
Exit costs reserve	13	—	—	(1)	—	12

Total reserve	$19	$—	$—	$(4)	$—	$15

Total of all restructuring programs	$267	$78	$(4)	$(104)	$(28)	$209

The costs incurred, net of reversals, which total $74 million for the quarter ended March 31, 2004, include $24 million of charges related to accelerated depreciation and inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The remaining costs incurred, net of reversals, of $50 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.

2004-2006 Restructuring Program

In addition to completing the remaining initiatives under the Third Quarter, 2003 Restructuring Program, the Company announced on January 22, 2004 that it plans to develop and execute a new cost reduction program throughout the 2004 to 2006 timeframe.  The objective of these actions is to achieve a business model appropriate for the Company’s traditional businesses, and to sharpen the Company’s competitiveness in digital markets.

The Program is expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million are related to severance, with the remainder relating to the disposal of buildings and equipment.  Overall, Kodak’s worldwide facility square footage will be reduced by approximately one-third.  Approximately 12,000 to 15,000 positions worldwide are expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.  Maximum single year cash usage under the new program is expected to be approximately $250 million.

During the first quarter of 2004, the Company recorded $2 million for accelerated depreciation on manufacturing buildings and equipment to be disposed of in 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  This charge was included in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  This $2 million charge was associated with manufacturing operations, which are shared across all segments.  The Company will incur accelerated depreciation charges of $2 million and $1 million related to these buildings and equipment during the second and third quarters of 2004, respectively.

Third Quarter, 2003 Restructuring Program

During the third quarter of 2003, the Company announced its intention to implement a series of cost reduction actions during the last two quarters of 2003 and the first two quarters of 2004, which were expected to result in pre-tax charges totaling $350 million to $450 million.  It was anticipated that these actions would result in a reduction of approximately 4,500 to 6,000 positions worldwide primarily relating to the rationalization of global manufacturing assets, reduction of corporate administration and R&D, and the consolidation of the infrastructure and administration supporting the Company’s consumer imaging and professional products and services operations.

The Company implemented certain actions under this Program during the first quarter of 2004.  As a result of these actions, the Company recorded charges of $56 million in continuing operations in the first quarter of 2004, which was composed of severance, exit costs, long-lived asset impairments and inventory write-downs of $43 million, $7 million, $4 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,000 positions, including approximately 850 photofinishing positions, 775 manufacturing positions and 375 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,100 in the United States and Canada and 900 throughout the rest of the world.  The reduction of the 2,000 positions and the $50 million charges for severance and exit costs are reflected in the Third Quarter, 2003 Restructuring Program table below.  The $4 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reductions that were announced in the third quarter of 2003 and the remaining balances in the related reserves at March 31, 2004:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q3, 2003 charges	1,700	$123	$—	$123
Q3, 2003 utilization	(100)	(3)	—	(3)

Balance at 9/30/03	1,600	120	—	120
Q4, 2003 charges	2,150	108	40	148
Q4, 2003 utilization	(2,025)	(48)	(28)	(76)

Balance at 12/31/03	1,725	180	12	192
Q1, 2004 charges	2,000	43	7	50
Q1, 2004 reversal	—	(2)	—	(2)
Q1, 2004 utilization	(2,075)	(72)	(5)	(77)

Balance at 3/31/04	1,650	$149	$14	$163

The severance charges of $43 million, severance reserve reversal of $2 million and the exit costs of $7 million taken in the first quarter of 2004 were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  The Company made $72 million of severance payments and $5 million of exit cost payments related to the Third Quarter, 2003 Restructuring Program during the first quarter of 2004.  Severance payments relating to the third quarter restructuring actions will be paid during the period through 2005, since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the Third Quarter, 2003 Restructuring Program, the Company recorded $14 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The year-to-date amount of $14 million relates to $9 million of manufacturing facilities and equipment and $5 million of photofinishing facilities and equipment that will be used until their abandonment.  The Company will incur accelerated depreciation charges of $5 million and $3 million in the second and third quarters of 2004, respectively, as a result of the initiatives implemented under the Third Quarter, 2003 Restructuring Program.

As a result of implementing the initiatives in the first quarter of 2004, the Company has completed all the initiatives originally contemplated under the Third Quarter, 2003 Restructuring Program.  A total of 5,850 positions were eliminated as a result of the initiatives implemented under the Third Quarter, 2003 Restructuring Program.

First Quarter, 2003 Restructuring Program

In the early part of the first quarter of 2003, as part of its continuing focused cost reduction efforts and in addition to the remaining initiatives under the Fourth Quarter, 2002 Restructuring Program, the Company announced its First Quarter, 2003 Restructuring Program that included new initiatives to further reduce employment within a range of 1,800 to 2,200 employees.  A significant portion of these new initiatives related to the rationalization of the Company’s photofinishing operations in the U.S. and Europe.  Specifically, as a result of declining film and photofinishing volumes and in response to global economic and political conditions, the Company began to implement initiatives to: 1) close certain photofinishing operations in the U.S. and EAMER, 2) rationalize manufacturing capacity by eliminating manufacturing positions on a worldwide basis, and 3) eliminate selling, general and administrative positions, particularly in the D&FIS segment.

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balances in the related reserves at March 31, 2004:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q1, 2003 charges	425	$28	$—	$28
Q1, 2003 utilization	(150)	(2)	—	(2)

Balance at 3/31/03	275	26	—	26
Q2, 2003 charges	500	20	4	24
Q2, 2003 utilization	(500)	(13)	—	(13)

Balance at 6/30/03	275	33	4	37
Q3, 2003 charges	925	19	4	23
Q3, 2003 utilization	(400)	(12)	(1)	(13)

Balance at 9/30/03	800	40	7	47
Q4, 2003 utilization	(625)	(17)	(3)	(20)

Balance at 12/31/03	175	23	4	27
Q1, 2004 reversal	—	(1)	—	(1)
Q1, 2004 utilization	(150)	(11)	(3)	(14)

Balance at 3/31/04	25	$11	$1	$12

The severance and exit costs require the outlay of cash.  During the first quarter of 2004, the Company made severance payments of $11 million, and exit cost payments of $3 million related to the First Quarter, 2003 Restructuring Program.  In addition, the Company reversed $1 million of excess severance reserves.  This reversal was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The remaining severance payments will be paid during the period through 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  The remaining exit costs will be paid during 2004.

As a result of initiatives implemented under the First Quarter, 2003 Restructuring Program, the Company recorded $6 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The year-to-date amount of $6 million relates to lab equipment used in photofinishing that will be used until their abandonment.  The Company will incur accelerated depreciation charges of $1 million in the second quarter of 2004 as a result of the initiatives implemented under the First Quarter, 2003 Restructuring Program.  The remaining actions anticipated under the First Quarter, 2003 Restructuring Program are expected to be completed during the second quarter of 2004.

Phogenix Restructuring Program

The Company recorded $17 million of charges in the second quarter of 2003 associated with the Company’s exit from the D&FIS segment’s Phogenix joint venture with Hewlett Packard.  At March 31, 2004 and December 31, 2003, the exit costs reserve, which represented the only cash portion of the charge, amounted to $6 million and $9 million, respectively.  The remaining exit costs reserve is expected to be paid during 2004.

Fourth Quarter, 2002 Restructuring Program

At December 31, 2003, the Company had remaining severance and exit costs reserves of $12 million and $8 million, respectively, relating to the planned Program of focused cost reduction initiatives it announced during the Fourth Quarter of 2002.  All actions anticipated under this Program were completed by the end of the third quarter of 2003 and resulted in the elimination of a total of 1,825 positions.

During the first quarter of 2004, approximately $5 million of severance payments were made under the Fourth Quarter, 2002 Restructuring Program.  The remaining severance reserve of $7 million as of March 31, 2004 has not been paid since, in many instances, the employees whose positions were eliminated could elect or were required to receive their severance payments over an extended period of time.  During the first quarter of 2004, approximately $1 million of exit cost payments were made.  In addition, approximately $1 million of excess exit costs reserves were reversed and included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004. Most of the remaining exit costs reserves of $6 million as of March 31, 2004 are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

NOTE 8:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three months ended March 31 are as follows:

	2004		2003

(in millions)	U.S.	Non - U.S.	U.S.	Non - U.S.

Service cost	$31	$9	$31	$10
Interest cost	99	39	100	35
Expected return on plan assets	(138)	(42)	(146)	(41)
Amortization of:
Transition obligation (asset)	—	—	1	(1)
Prior service cost	—	(5)	—	(7)
Actuarial loss	6	12	1	7

	(2)	13	(13)	3
Special termination benefits	—	1	—	—
Curtailment charge (benefit)	7	(7)	—	—

Net pension cost (benefit)	5	7	(13)	3
Other plans including unfunded plans	—	5	—	5

Total net pension cost (benefit)	$5	$12	$(13)	$8

For the quarter ended March 31, 2004, $1 million of special termination benefits was incurred as a result of the Company’s restructuring actions and, therefore, has been included in restructuring costs and other in the Consolidated Statement of Earnings.

As a result of the cumulative impact of the ongoing position eliminations under its Third Quarter Restructuring Program, as disclosed in Note 7, the Company incurred curtailment gains and losses with respect to certain of its retirement plans in the first quarter of 2004.  These curtailment events resulted in the remeasurement of the plans’ obligations during the quarter, which impacted the accounting for the additional minimum pension liabilities.  As a result of these remeasurements, the Company was required to increase its additional minimum pension liabilities by $65 million during the first quarter of 2004.  This increase is reflected in the postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of March 31, 2004.  The net-of-tax amount of $45 million relating to the recording of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of March 31, 2004.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $35 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first quarter of 2004. The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2004 to be approximately $108 million.

Postretirement medical benefit cost for the Company’s U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company’s major postretirement medical plans, include:

(in millions)	2004	2003

Components of net postretirement benefit cost
Service cost	$4	$5
Interest cost	53	58
Amortization of:
Prior service cost	(15)	(15)
Actuarial loss	31	25

	73	73
Curtailments	(22)	—

Total net postretirement benefit cost	$51	$73

The Company paid benefits totaling approximately $66 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first quarter of 2004. The Company expects to pay benefits of $199 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2004.

NOTE 9:  EARNINGS PER SHARE

Options to purchase 37.5 million and 24.7 million shares of common stock at weighted average per share prices of $48.63 and $60.07 for the three months ended March 31, 2004 and 2003, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods.

NOTE 10:  SHAREHOLDERS’ EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of March 31, 2004 and December 31, 2003.  Treasury stock at cost consists of approximately 105 million shares at both March 31, 2004 and December 31, 2003.

The Company accounts for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Accordingly, no stock-based employee compensation cost is reflected in net earnings for the three months ended March 31, 2004 and 2003, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has determined the pro forma net earnings and net earnings per share information as if the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to its stock-based employee compensation.  The pro forma information is as follows:

	Three Months Ended March 31

(in millions, except per share data)	2004	2003

Net earnings, as reported	$28	$12
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(2)	(4)

Pro forma net earnings	$26	$8

Earnings per share:
Basic and diluted - as reported	$.10	$.04
Basic and diluted - pro forma	$.09	$.03

On February 18, 2004, the Company announced that it would begin expensing stock options starting January 1, 2005 using the fair value recognition provisions of SFAS No. 123.  On March 31, 2004, the FASB issued an exposure draft proposing a new accounting standard that requires the expensing of stock options, effective January 1, 2005.  The Company will follow the stock option expensing rules of the new accounting standard once it is finalized and issued by the FASB, which is expected to occur during 2004.

NOTE 11:  COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31

	2004	2003

Net income	$28	$12
Unrealized (losses) gains on available-for-sale securities	(1)	2
Realized and unrealized gains (losses) from hedging activity	4	(2)
Currency translation adjustments	(33)	61
Minimum pension liability adjustment	(45)	—

Total comprehensive (loss) income	$(47)	$73

NOTE 12:  ACQUISITIONS

On October 22, 2003, the Company announced that it signed a twenty-year agreement with China Lucky Film Corp.  On February 10, 2004, the Chinese government approved the Company’s acquisition of 20 percent of Lucky Film Co. Ltd. (Lucky Film), the largest maker of photographic film in China, in exchange for total consideration of approximately $167 million.  The total consideration of $167 million was composed of $90 million in cash, $40 million in additional net cash to build and upgrade manufacturing assets, $30 million of contributed assets consisting of a building and equipment, and $7 million for technical support and training that the Company will provide to Lucky Film.  Under the twenty-year agreement, Lucky Film will pay Kodak a royalty fee for the use of certain of the Company’s technologies as well as dividends on the Lucky Film shares that Kodak will acquire.  In addition, Kodak has obtained a twenty-year manufacturing exclusivity arrangement with Lucky Film as well as access to Lucky Film’s distribution network.

As the total consideration of $167 million will be paid over the course of the years 2004 and 2005, the amount was discounted to $156 million for purposes of the purchase price allocation.

The preliminary purchase price allocation is as follows: (in millions)

Intangible assets	$129
Investment in Lucky	37
Deferred tax liability	(10)

The acquired intangible assets consist of the manufacturing exclusivity agreement and the distribution rights agreement.  In accordance with the terms of the twenty-year agreement, the Company had only acquired a 13 percent interest in Lucky Film as of March 31, 2004 and, therefore, only $24 million of the $37 million of value allocated to the 20 percent interest was recorded as of quarter-end.  The Company will record the $13 million of value allocated to the additional 7 percent interest in Lucky Film when it completes the acquisition of those shares in 2005.  The Company’s interest in Lucky Film is accounted for under the equity method of accounting, as the Company has the ability to exercise significant influence over Lucky Film’s operating and financial policies.

On January 5, 2004, the Company completed its acquisition of Scitex Digital Printing (SDP) from its parent for $252 million, inclusive of cash on hand at closing which totaled approximately $13 million.  This resulted in a net cash price of approximately $239 million, inclusive of transaction costs.  SDP is the leading supplier of high-speed, continuous inkjet printing systems, primarily serving the commercial and transactional printing sectors.  Customers use SDP’s products to print utility bills, banking and credit card statements, direct mail materials, as well as invoices, financial statements and other transactional documents.  The acquisition will provide the Company with additional capabilities in the transactional printing and direct mail sectors while creating another path to commercialize proprietary inkjet technology.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  The preliminary purchase price allocation is as follows:

At January 5, 2004 – (in millions)

Current assets	$125
Intangible assets (including in-process R&D)	95
Other non-current assets (including PP&E)	49
Goodwill	15

Total assets acquired	$284
Current liabilities	$23
Other non-current liabilities	9

Total liabilities assumed	$32
Net assets acquired	$252

Of the $95 million of acquired intangible assets, $9 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  As of the acquisition date, there were three projects that met these criteria.

The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these projects was 17%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Earnings for the quarter ended March 31, 2004.

The remaining $86 million of intangible assets, which relate to developed technology, customer relationships, and trade names, have useful lives ranging from two to fourteen years.  The $15 million of goodwill will be assigned to the Graphic Communications segment and is expected to be deductible for tax purposes.

The unaudited pro forma combined historical results, as if SDP had been acquired at the beginning of 2003, is estimated to be:

(in millions, except per share data)	At March 31, 2003

Net sales	$2,680
Earnings from continuing operations	$(6)
Basic and diluted earnings per share from continuing operations	$(.02)

The pro forma results include amortization of the intangible assets presented above and exclude the write-off of research and development assets that were acquired from the acquisition.  The number of common shares used in basic and diluted earnings per share were 286.3 million and 286.6 million, respectively.  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

On January 22, 2004, the Company announced an offer to tender the outstanding common shares of Chinon Industries, Inc. (Chinon), a 59% majority owned subsidiary of Kodak.  Chinon is engaged in the research, development and manufacturing of digital cameras.  Acquiring the remaining interest will help Kodak increase its worldwide design and manufacturing capability for consumer digital cameras and accessories.  Kodak expects the total cost of the acquisition, inclusive of transaction costs, to be approximately $35 million.

During the quarter ended March 31, 2004, Kodak acquired 6.4 million shares of Chinon for approximately $21 million.  This additional acquisition increased Kodak’s total ownership to 87%.  Due to the timing of this acquisition, the purchase price allocation was not complete as of March 31, 2004.  Accordingly, approximately $14 million of the purchase price was recorded as a reduction in minority interest and the remainder allocated to goodwill.  Kodak expects to complete the purchase price allocation during the second quarter of 2004, at which time the excess purchase price will be allocated to goodwill and other identifiable assets.  Additionally, Kodak expects to finalize its acquisition and assume complete ownership of Chinon during the second quarter of 2004.

On March 8, 2004, the Company announced that it had agreed with Heidelberger Druckmaschinen AG (Heidelberg) to purchase Heidelberg’s 50 percent interest in NexPress Solutions LLC, a 50/50 joint venture of Kodak and Heidelberg that makes high-end, on-demand digital color printing systems, and the equity of Heidelberg Digital LLC, a leading maker of digital black-and-white variable-data printing systems.  Kodak also announced that it would acquire NexPress GmbH, a German subsidiary of Heidelberg that provides engineering and development support, and certain inventory, assets, and employees of Heidelberg’s regional operations or market centers.  The Company did not pay any cash at closing, which occurred on May 1, 2004.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the next two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash.  Additional payments may also be made if certain sales goals are met during a five-year period following the closing of the transaction.  This acquisition advances the Company’s strategy of diversifying its business portfolio, and accelerates its participation in the digital commercial printing industry.

During the three months ended March 31, 2004, the Company recorded a purchase accounting adjustment in relation to its November 2003 acquisition of Algotec Systems Ltd. (Algotec), in which $28 million of excess purchase price over the fair value of identifiable assets was allocated from intangible assets to goodwill.  The Company expects to complete the purchase price allocation for Algotec during 2004.

NOTE 13:  DISCONTINUED OPERATIONS

On February 9, 2004, the Company announced its intent to sell the assets and business of the Remote Sensing Systems operation, including the stock of Kodak’s wholly owned subsidiary, Research Systems, Inc., collectively known as RSS, to ITT Industries for $725 million in cash.  RSS, a leading provider of specialized imaging solutions to the aerospace and defense community, is part of the Company’s commercial & government systems’ operation within the Commercial Imaging segment and its customers include NASA, other U.S. government agencies, and aerospace and defense companies.   RSS had net sales for the three months ended March 31, 2004 and 2003 of approximately $131 million and $100 million, respectively.  RSS had earnings before taxes for the three months ended March 31, 2004 and 2003 of approximately $19 million and $13 million, respectively.  The sale of RSS is expected to result in an after-tax gain of approximately $390 million.  The after-tax gain excludes the potential impacts from any settlement or curtailment gains or losses that may be incurred in connection with the Company’s pension and postretirement benefit plans, as these amounts are not currently determinable.

NOTE 14:  SEGMENT INFORMATION

On August 21, 2003, the Company announced an organizational realignment, effective January 1, 2004, changing the corporate segment reporting structure beginning with the first quarter, 2004.  This new reporting structure reflects changes to facilitate the Company’s transition to its new business model.  This includes an increased focus on strategic product groups, or SPGs, within each of the reporting segments.  Sales results for key SPGs as well as traditional and digital products and services are now reflected within each reportable segment.

As a result of the change in composition of the reportable segments, the accompanying segment information for the quarter ended March 31, 2003 has been presented in accordance with the new structure and to conform to the presentation for the quarter ended March 31, 2004.

The Company has four reportable segments: Digital and Film Imaging Systems (D&FIS); Health Imaging; Commercial Imaging; and Graphic Communications.  The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

Segment financial information is shown below.

	Three Months Ended March 31

(in millions)	2004	2003

Net sales from continuing operations:
Digital & Film Imaging Systems	$1,931	$1,798
Health Imaging	631	549
Commercial Imaging	196	186
Graphic Communications	133	88
All Other	28	19

Consolidated total	$2,919	$2,640

Earnings (loss) from continuing operations before interest, other charges, and income taxes:
Digital & Film Imaging Systems	$16	$(46)
Health Imaging	93	109
Commercial Imaging	31	20
Graphic Communications	(25)	9
All Other	(28)	(16)

Total of segments	87	76
Restructuring costs and other	(74)	(46)
GE settlement	—	(12)

Consolidated total	$13	$18

Earnings (loss) from continuing operations:
Digital & Film Imaging Systems	$15	$(35)
Health Imaging	78	80
Commercial Imaging	25	14
Graphic Communications	(22)	(5)
All Other	(25)	(14)

Total of segments	71	40

Restructuring costs and other	(74)	(46)
GE settlement	—	(12)
Interest expense	(44)	(37)
Other corporate items	2	3
Tax benefit - donation of patents	—	8
Income tax effects on above items and taxes not allocated to segments	61	32

Consolidated total	$16	$(12)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

New Kodak Operating Model and Change in Reporting Structure:

On August 21, 2003, the Company announced an organizational realignment, effective January 1, 2004, changing the corporate segment reporting structure beginning with the first quarter, 2004.

Through year-end 2003, Kodak reported financial information for three reportable segments: Photography, Health Imaging, and Commercial Imaging, and All Other.  The bridge from the previous segment reporting to the new reporting structure is outlined below:

-

Digital and Film Imaging Systems segment: correlates to the former Photography segment and is composed of consumer and professional imaging products and services, entertainment imaging products and services, and digital and applied imaging products and services.

-	Health Imaging segment: remains unchanged; includes health imaging products, systems and services.

-	Commercial Imaging segment: composed of document imaging products and services, commercial and government systems products and services, services and support, and optics.

-

Graphic Communications segment: The segment includes the financial results for the Scitex Digital Printing acquisition (now Kodak Versamark).  The segment is also composed of NexPress (Kodak’s 50/50 joint venture with Heidelberg) and Kodak Polychrome Graphics (Kodak’s 50/50 joint venture with Sun Chemical), for which Kodak records its share of income or losses in other charges, net, the sales of graphics products to KPG, and the Encad subsidiary wide-format inkjet businesses.  All of the above, with the exception of Kodak Versamark, were formerly included in Commercial Imaging.

-	All Other: includes Kodak’s display and components business for OLED (Organic Light Emitting Diode), and sensors, as well as other small, miscellaneous businesses.

This new reporting structure reflects changes to facilitate the Company’s transition to its new business model.  This includes an increased focus on strategic product groups, or SPGs, within each of the reporting segments.  Sales results for key SPGs as well as traditional and digital products and services are now reflected within each reportable segment.

The Remote Sensing Systems business, which had been included in the Commercial Imaging segment, is now in the process of being sold to ITT Industries.  It is accounted for in the current quarter as discontinued operations.

SUMMARY
(in millions, except per share data)

	Three Months Ended March 31

	2004	2003	Change

Net sales	$2,919	$2,640	+ 11%
Earnings from continuing operations before interest, other charges, net, and income taxes	13	18	- 28
Earnings (loss) from continuing operations	16	(12)	+233
Net earnings	28	12	+133
Basic and diluted earnings (loss) per share:
Continuing operations	.06	(.04)	+250
Discontinued operations	.04	.08	- 50

Total	.10	.04	+150

Net Sales from Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended March 31

	2004	2003	Change

Digital & Film Imaging Systems
Inside the U.S.	$720	$687	+ 5%
Outside the U.S.	1,211	1,111	+ 9

Total Digital & Film Imaging Systems	1,931	1,798	+ 7

Health Imaging
Inside the U.S.	258	238	+ 8
Outside the U.S.	373	311	+20

Total Health Imaging	631	549	+15

Commercial Imaging
Inside the U.S.	79	77	+ 3
Outside the U.S.	117	109	+ 7

Total Commercial Imaging	196	186	+ 5

Graphic Communications
Inside the U.S.	55	37	+49
Outside the U.S.	78	51	+53

Total Graphic Communications	133	88	+51

All Other
Inside the U.S.	13	11	+18
Outside the U.S.	15	8	+88

Total All Other	28	19	+47

Consolidated total	$2,919	$2,640	+11%

Earnings (Loss) from Continuing Operations Before Interest, Other Charges, Net, and Income Taxes by Reportable Segment and All Other
(in millions)

	Three Months Ended March 31

	2004	2003	Change

Digital & Film Imaging Systems	$16	$(46)	+135%
Percent of Sales	0.8%	(2.6)%
Health Imaging	$93	$109	- 15%
Percent of Sales	14.7%	19.9%
Commercial Imaging	$31	$20	+ 55%
Percent of Sales	15.8%	10.8%
Graphic Communications	$(25)	$9	-378%
Percent of Sales	(18.8)%	10.2%
All Other	$(28)	$(16)	- 75%
Percent of Sales	(100.0)%	(84.2)%

Total of segments	$87	$76	+ 14%
Percent of Sales	3.0%	2.9%

Restructuring costs and other	(74)	(46)
GE settlement	—	(12)

Consolidated total	$13	$18	- 28%

Earnings (Loss) From Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended March 31

	2004	2003	Change

Digital & Film Imaging Systems	$15	$(35)	+143%
Percent of Sales	0.8%	(1.9)%
Health Imaging	$78	$80	- 3%
Percent of Sales	12.4%	14.6%
Commercial Imaging	$25	$14	+ 79%
Percent of Sales	12.8%	7.5%
Graphic Communications	$(22)	$(5)	-340%
Percent of Sales	(16.5)%	(5.7)%
All Other	$(25)	$(14)	- 79%
Percent of Sales	(89.3)%	(73.7)%

Total of segments	$71	$40	+ 78%
Percent of Sales	2.4%	1.5%

Restructuring costs and other	(74)	(46)
GE settlement	—	(12)
Interest expense	(44)	(37)
Other corporate items	2	3
Tax benefit - donation of patents	—	8
Income tax effects on above items and taxes not allocated to above	61	32

Consolidated total	$16	$(12)	+233%

COSTS AND EXPENSES
(in millions)

	Three Months Ended March 31

	2004	2003	Change

Gross profit	$812	$801	+ 1%
Percent of Sales	27.8%	30.3%
Selling, general and administrative expenses	$552	$558	- 1%
Percent of Sales	18.9%	21.1%
Research and development costs	$197	$193	+ 2%
Percent of Sales	6.7%	7.3%

2004 COMPARED WITH 2003

First Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Net worldwide sales were $2,919 million for the first quarter of 2004 as compared with $2,640 million for the first quarter of 2003, representing an increase of $279 million or 11%, or an increase of 5% excluding the favorable impact of exchange.  The increase in net sales was primarily due to increased volumes, acquisitions and favorable exchange, which increased first quarter sales by approximately 4.6, 4.0 and 5.5 percentage points, respectively.  The increase in volume was primarily driven by consumer digital cameras, one-time-use cameras, and Picture Maker kiosks.  In addition, the acquisitions of PracticeWorks, Scitex Digital Printing (now Kodak Versamark) and Laser Pacific contributed $106 million to first quarter sales.  These increases were partially offset by decreases attributable to price/mix, primarily driven by consumer digital cameras, traditional consumer film and Health Imaging digital media, which reduced first quarter sales by approximately 3.4 percentage points.

Net sales in the U.S. were $1,125 million for the first quarter of 2004 as compared with $1,050 million for the prior year quarter, representing an increase of $75 million, or 7%.  Net sales outside the U.S. were $1,794 million for the current quarter as compared with $1,590 million for the first quarter of 2003, representing an increase of $204 million, or 13% as reported, or an increase of 4% excluding the favorable impact of exchange.

The Company’s operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region.  Net sales in the EAMER region were $910 million for the first quarter of 2004 as compared with $795 million for the prior year quarter, representing an increase of $115 million, or 14% as reported, or a increase of 3% excluding the favorable impact of exchange.  Net sales in the Asia Pacific region were $601 million for the current quarter as compared with $548 million for the prior year quarter, representing an increase of $53 million, or 10% as reported, or 1% excluding the favorable impact of exchange.  Net sales in the Canada and Latin America region were $283 million in the current quarter as compared with $247 million for the first quarter of 2003, representing an increase of $36 million, or 15% as reported, or 8% excluding the favorable impact of exchange.

The Company’s major emerging markets include China, Brazil, India, Mexico, Russia, Korea, Hong Kong and Taiwan.  Net sales in emerging markets were $658 million for the first quarter of 2004 as compared with $578 million for the prior year quarter, representing an increase of $80 million, or 14% as reported, or 11% excluding the favorable impact of exchange.  The emerging market portfolio accounted for approximately 23% of Kodak’s worldwide sales and 37% of Kodak’s non-U.S. sales in the quarter.  The increase in emerging market sales was primarily attributable to sales growth in Brazil, China, India, Russia, and Mexico of 20%, 16%, 14%, 13% and 3%, respectively.

Sales increase in sales in China and India are the result of strong business performance for all of the Company’s operations in those regions.  The increase in sales in Brazil is a result of market share growth in consumer imaging products.  The increase in sales in Russia is a result of the Company’s efforts to expand the distribution channels for Kodak products and services as well as branded retail expansion via the KodaPost program.

Gross profit was $812 million for the first quarter of 2004 as compared with $801 million for the first quarter of 2003, representing an increase of $11 million, or 1%.  The gross profit margin was 27.8% in the current quarter as compared with 30.3% in the prior year quarter.  The 2.5 percentage point decrease was primarily attributable to declines due to price/mix, driven primarily by consumer digital cameras and traditional consumer and health products and services, which reduced gross profit margins by approximately 4.8 percentage points.  These decreases were partially offset by: 1) manufacturing cost, which despite a $10 million net increase in charges for accelerated depreciation and inventory write-offs associated with ongoing cost reduction programs, favorably impacted gross profit margins by approximately 1.3 percentage points; 2) acquisitions, which favorably impacted gross profit margins by approximately 0.5 percentage points; and 3) exchange, which favorably impacted gross profit margins by approximately 0.5 percentage points.

Selling, general and administrative expenses (SG&A) were $552 million for the first quarter of 2004 as compared with $558 million for the prior year quarter, representing a decrease of $6 million, or 1%.  SG&A decreased as a percentage of sales from 21.1% for the first quarter of 2003 to 18.9% for the current quarter.

The decrease in SG&A is primarily attributable to cost savings in the current year quarter realized from position eliminations associated with ongoing cost reduction programs, a decrease in advertising spend of $25 million, and a $12 million charge in the prior year quarter relating to an intellectual property settlement.  These decreases were partially offset by unfavorable exchange of $25 million, a $20 million increase in bad debt expense, and acquisition related SG&A of $35 million.

Research and development costs (R&D) were $197 million for the first quarter of 2004 as compared with $193 million for the first quarter of 2003, representing an increase of $4 million, or 2%.  R&D as a percentage of sales decreased from 7.3% to 6.7%.  The increase in R&D is primarily attributable to an increase in investments for digital growth initiatives.  Write-offs for purchased in-process R&D associated with acquisitions made in the first quarter of 2004 were $9 million as compared with $21 million for acquisitions made in the first quarter of 2003.

Earnings from continuing operations before interest, other charges, net, and income taxes for the first quarter of 2004 were $13 million as compared with $18 million for the first quarter of 2003, representing a decrease of $5 million, or 28%.  This decrease is primarily attributable to the reasons described above.

Interest expense for the first quarter of 2004 was $44 million as compared with $37 million for the prior year quarter, representing an increase of $7 million, or 19%.  Higher interest expense is a result of higher year over year average debt balances.

The other charges component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other charges for the current quarter were $1 million as compared with other charges of $21 million for the first quarter of 2003.  The improvement is primarily attributable to increased income from the Company’s equity investment in Kodak Polychrome Graphics (KPG), reduced losses from the Company’s equity investment in the NexPress joint venture, and elimination of losses from the Company’s equity investment in the discontinued Phogenix venture.

The Company’s estimated annual effective tax rate from continuing operations decreased from 25.0% for the prior year first quarter to 16.5% for the first quarter of 2004.  This decrease is primarily attributable to expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings.

During the first quarter of 2004, the Company recorded a tax benefit of $48 million, representing an income tax rate from continuing operations of approximately 150%.  The income tax rate of 150% for the quarter differs from the estimated annual effective tax rate of 16.5% due to discrete period tax benefits of $57 million.  These discrete period tax benefits resulted from the following: recording of a tax benefit of $32 million relating to the Internal Revenue Service’s concession concerning the taxation of certain intercompany royalties which could not legally be distributed to the parent, and tax benefits of $25 million associated with net focused cost reduction charges of $74 million and a $9 million charge for purchased in-process research and development costs, both of which when aggregated, have tax rates greater than the estimated annual effective tax rate.

The earnings from continuing operations for the first quarter of 2004 were $16 million, or $.06 per basic and diluted share, as compared with a loss from continuing operations for the first quarter of 2003 of $12 million, or $.04 per basic and diluted share, representing an increase of $28 million.  This increase in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Net worldwide sales for the Digital & Film Imaging Systems (D&FIS) segment were $1,931 million for the first quarter of 2004 as compared with $1,798 million for the first quarter of 2003, representing an increase of $133 million, or 7% as reported, or an increase of 1% excluding the favorable impact of exchange.  The increase in net sales was comprised of increases related to volume driven primarily by consumer digital cameras, one-time-use cameras and kiosks, which increased first quarter sales by approximately 5.3 percentage points, and favorable exchange which increased net sales by approximately 5.5 percentage points.  These increases were partially offset by declines related to negative price/mix, driven primarily by traditional consumer film products and consumer digital cameras, which reduced net sales by approximately 3.8 percentage points.

D&FIS segment net sales in the U.S. were $720 million for the current quarter as compared with $687 million for the first quarter of 2003, representing an increase of $33 million, or 5%.  D&FIS segment net sales outside the U.S. were $1,211 million for the first quarter of 2004 as compared with $1,111 million for the prior year quarter, representing an increase of $100 million, or 9% as reported, or a decrease of 1% excluding the favorable impact of exchange.

Digital Strategic Product Group Revenues

D&FIS segment digital product sales were $480 million for the current quarter as compared with $294 million for the first quarter of 2003, representing an increase of $186 million, or 63%, primarily driven by consumer digital capture.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 98% in the first quarter of 2004 as compared with the prior year quarter, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.  Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system and the success of new digital camera product introductions during the quarter.

While complete data for first quarter market share is not yet available, all indications are that Kodak gained digital camera market share in the U.S. year over year.  Kodak also gained market share year over year in 6 out of 9 key markets internationally.  For the full year, the Company expects to be profitable for consumer digital capture products.

Net worldwide sales of Picture Maker kiosks/media increased 55% in the first quarter of 2004 as compared with the first quarter of 2003, primarily due to strong volume increases and favorable exchange.  Sales continue to be driven by strong market acceptance of Kodak’s new generation of kiosks.

Net worldwide sales of Home Printing Solutions, which includes inkjet photo paper and printer docks/media, increased 42% in the current quarter as compared with the first quarter of 2003.  For inkjet paper, the quarter was marked by increased competition from store brands and the mix shift associated with consumer’s preference for smaller format papers.  Kodak’s new Printer Dock product, initially launched in the spring of 2003, experienced strong sales growth during the quarter, reaching the goal of becoming more than a $100 million business in the first full year of sales.

Traditional Strategic Product Group Revenues

Segment traditional product sales were $1,451 million for the current quarter as compared with $1,504 million for the first quarter of 2003, representing a decrease of $53 million or 4%, primarily driven by declines in film capture and consumer output.  Net worldwide sales of film capture products, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 6% in the first quarter of 2004 as compared with the first quarter of 2003, primarily reflecting volume declines and negative price/mix experienced for all significant film capture product categories except one-time-use cameras.  These declines were partially offset by favorable exchange.

U.S. consumer film industry sell-through volumes decreased approximately 15% in the first quarter of 2004 as compared with the prior year quarter.  Kodak’s sell-in consumer film volumes declined 10% as compared with the prior year quarter.  U.S. retailers did some restocking in anticipation of an earlier Easter holiday.

Kodak remains committed to maintaining U.S. consumer film market share while growing worldwide share on a full year basis.  During the first quarter, market share performance is consistent with that goal.

Net worldwide sales for retail photofinishing, which includes color negative paper, minilab equipment and services, chemistry, and photofinishing services at retail, increased 6% in the first quarter of 2004 as compared with the first quarter of 2003, primarily reflecting higher volumes of retail photofinishing equipment and favorable exchange, partially offset by negative price/mix.

Net worldwide sales for wholesale photofinishing, which includes color negative paper, equipment, chemistry, and photofinishing services at Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 26% in the first quarter of 2004 as compared with the first quarter of 2003, primarily reflecting lower volumes partially offset by favorable exchange.  The lower volumes reflect the effects of a continued weak film industry.

Net worldwide sales of origination and print film to the entertainment industry increased 7%, reflecting volume increases and favorable exchange that was partially offset by negative price/mix.

Gross profit for the D&FIS segment was $488 million for the first quarter of 2004 as compared with $502 million for the prior year quarter, representing a decrease of $14 million or 3%.  The gross profit margin was 25.3% in the current quarter as compared with 27.9% in the prior year quarter.  The 2.6 percentage point decline was comprised of decreases attributable to price/mix, primarily driven by traditional consumer film products and consumer digital cameras, which reduced gross profit margins by approximately 6.0 percentage points.  This decrease was partially offset by the positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 2.8 percentage points, and foreign exchange, which favorably impacted gross profit margins by approximately 0.6 percentage points.

SG&A expenses for the D&FIS segment decreased $46 million, or 11%, from $419 million in the first quarter of 2003 to $373 million in the current quarter, and decreased as a percentage of sales from 23.3% for the first quarter of 2003 to 19.3% for the current quarter.  The decrease is primarily attributable to a decline in advertising spend of $27 million and cost savings realized from position eliminations associated with ongoing focused cost reduction programs.  These decreases were partially offset by an unfavorable impact from exchange of $19 million and a $20 million increase in bad debt expense.

R&D costs for the D&FIS segment decreased $29 million, or 23%, from $128 million in the first quarter of 2003 to $99 million in the current quarter and decreased as a percentage of sales from 7.1% in the prior year quarter to 5.1%.  The decrease in R&D was primarily attributable to a $21 million charge incurred in the first quarter of 2003 for the one-time write-off of purchased in-process R&D, with no such charge incurred in the current quarter for D&FIS.  The balance of the decrease was due to a decline in spending related to consumer and professional imaging traditional products and services, which was partially offset by an increase in R&D spending for digital products.

Earnings (loss) from continuing operations before interest, other charges, net, and income taxes for the D&FIS segment increased $62 million from a loss of $46 million in the first quarter of 2003 to earnings of $16 million in the first quarter of 2004, primarily as a result of the factors described above.

HEALTH IMAGING

On October 7, 2003, the Company announced that it completed the acquisition of all of the outstanding shares of PracticeWorks, Inc., a leading provider of dental practice management software.  As part of this transaction, Kodak also acquired 100% of PracticeWorks’ Paris-based subsidiary, Trophy Radiologie, S.A., a developer and manufacturer of dental digital radiography equipment, which PracticeWorks purchased in December 2002.  The acquisition of PracticeWorks and Trophy is expected to contribute approximately $200 million in sales to the Health Imaging segment during the first full year.  During the first quarter of 2004, PracticeWorks contributed $50 million in sales to Health Imaging’s revenues.

It is anticipated that this transaction will be slightly dilutive to earnings from the date of acquisition through the end of 2005 and accretive to earnings thereafter.  This acquisition enables Kodak to offer its customers a full spectrum of dental imaging products and services from traditional film to digital radiography and photography and is expected to move Health Imaging into the leading position in the dental practice management and dental digital radiographic markets.

Net worldwide sales for the Health Imaging segment were $631 million for the first quarter of 2004 as compared with $549 million for the prior year quarter, representing an increase of $82 million, or 15% as reported, or an increase of 9% excluding the favorable impact of exchange.  The increase in sales was comprised of: (1) an increase in volume of approximately 3.8 percentage points, driven primarily by volume increases in digital capture equipment, services and digital media, (2) the PracticeWorks acquisition, which contributed $50 million or approximately 9.1 percentage points to first quarter sales, and (3) an increase from favorable exchange of approximately 5.8 percentage points.  These increases were partially offset by decreases attributable to price/mix of approximately 3.4 percentage points, primarily driven by digital media, digital capture equipment and analog medical film.

Net sales in the U.S. were $258 million for the current quarter as compared with $238 million for the first quarter of 2003, representing an increase of $20 million, or 8%.  Net sales outside the U.S. were $373 million for the first quarter of 2004 as compared with $311 million for the prior year quarter, representing an increase of $62 million, or 20% as reported, or 9% excluding the favorable impact of exchange.

Digital Strategic Product Group Revenues

Health Imaging segment digital sales, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services and Picture Archiving and Communications Systems (PACS), were $395 million for the current quarter as compared with $318 million for the first quarter of 2003, representing an increase of $77 million, or 24%.  The increase in digital product sales was primarily attributable to the PracticeWorks acquisition and higher volumes of digital capture equipment, digital media and services.

Traditional Strategic Product Group Revenues

Segment traditional product sales, including analog film, equipment, chemistry and services, were $236 million for the current quarter as compared with $230 million for the first quarter of 2003, representing an increase of $6 million or 3%.  The primary drivers were an increase in sales of traditional dental systems products and specialty traditional film, and favorable exchange.

Gross profit for the Health Imaging segment was $258 million for the first quarter of 2004 as compared with $229 million in the prior year quarter, representing an increase of $29 million, or 13%.  The gross profit margin was 40.9% in the current quarter as compared with 41.7% in the first quarter of 2003.  The decrease in the gross profit margin of 0.8 percentage points was principally attributable to: (1) price/mix, which negatively impacted gross profit margins by 2.2 percentage points driven by digital media and analog medical film and 2) an increase in manufacturing cost, which decreased gross profit margins by approximately 1.8 percentage points due to an increase in silver prices during the first quarter of 2004.  These decreases were partially offset by increases due to the PracticeWorks acquisition, which increased gross profit margins by approximately 1.8 percentage points, and favorable exchange, which contributed approximately 1.4 percentage points to the gross profit margins.

SG&A expenses for the Health Imaging segment increased $36 million, or 44%, from $82 million in the first quarter of 2003 to $118 million for the current quarter, and increased as a percentage of sales from 14.9% to 18.7%.  The increase in SG&A expenses is primarily attributable to $22 million associated with the PracticeWorks acquisition, increased investment for growth initiatives, and unfavorable effects of foreign exchange of $4 million.

First quarter R&D costs increased $7 million, or 18%, from $39 million to $46 million, and increased as a percentage of sales from 7.1% for the first quarter of 2003 to 7.3% for the current quarter.  The increase in R&D expenses is primarily attributable to increased spending to drive growth in selected areas of the product portfolio and $2 million associated with the PracticeWorks acquisition.

Earnings from continuing operations before interest, other charges, net, and income taxes for the Health Imaging segment decreased $16 million, or 15%, from $109 million for the prior year quarter to $93 million for the first quarter of 2004 due primarily to the reasons described above.

COMMERCIAL IMAGING

On February 9, 2004 Kodak announce its intention to sell the Remote Sensing Systems operation to ITT Industries for $725 million in cash.  This transaction is expected to close during the second quarter of 2004.  The Remote Sensing Systems business is part of Kodak’s commercial and government systems operation.  During the first quarter, the Commercial Imaging segment excludes the financial performance of Kodak’s Remote Sensing Systems business, which is accounted for in discontinued operations as the Company awaits the closing of the sale.

Net worldwide sales for the Commercial Imaging segment were $196 million for the first quarter of 2004 as compared with $186 million for the prior year quarter, representing an increase of $10 million, or 5% as reported, or a decrease of 3% excluding the favorable impact of exchange.  The increase in net sales was primarily comprised of an increase of approximately 8.2 percentage points due to favorable exchange, which was partially offset by declines due to price/mix of approximately 1.8 percentage points, primarily driven by declines for aerial imaging materials, and declines in volume, which decreased sales by approximately 1.0 percentage points.

Net sales in the U.S. were $79 million for the current quarter as compared with $77 million for the prior year quarter, representing an increase of $2 million, or 3%.  Net sales outside the U.S. were $117 million in the first quarter of 2004 as compared with $109 million for the prior year quarter, representing an increase of $8 million, or 7% as reported, or a decrease of 7% excluding the favorable impact of exchange.

Gross profit for the Commercial Imaging segment was $66 million for the first quarter of 2004 as compared with $60 million in the prior year quarter, representing an increase of $6 million, or 10%.  The gross profit margin was 33.7% in the current quarter as compared with 32.3% in the prior year quarter.  The increase in the gross profit margin of approximately 1.4 percentage points was primarily attributable to a decrease in manufacturing cost, which improved gross profit margins by approximately 2.2 percentage points, and favorable exchange of approximately 1.2 percentage points.  These increases were partially offset by decreases in price/mix, which reduced gross profit margins by approximately 2.0 percentage points primarily driven by declines for aerial imaging materials.

SG&A expenses for the Commercial Imaging segment remained unchanged at $32 million as compared with the prior year quarter, but decreased as a percentage of sales from 17.2% to 16.3%.

First quarter R&D costs for the Commercial Imaging segment decreased $5 million, or 63%, from $8 million for the first quarter of 2003 to $3 million for the current quarter, and decreased as a percentage of sales from 4.3% to 1.5%.

Earnings from continuing operations before interest, other charges, net, and income taxes for the Commercial Imaging segment increased $11 million, or 55%, from $20 million in the first quarter of 2003 to $31 million in the first quarter of 2004.  This increase is primarily attributable to the reasons described above.

GRAPHIC COMMUNICATIONS

On January 5, 2004, Kodak announced the completion of its acquisition of Scitex Digital Printing, the world leader in high-speed, variable data inkjet printing systems.  Kodak acquired the business for $239 million in net cash.  This acquisition is expected to contribute approximately $200 million to Graphic Communications segment sales in 2004, and will be slightly dilutive through the end of the year.  Scitex Digital Printing now operates under the name Kodak Versamark, Inc.  During the first quarter, Kodak Versamark contributed $46 million in sales to the Graphic Communications segment.

On March 8, 2004, Kodak announced its intention to acquire:

-

Heidelberger Druckmaschinen’s (Heidelberg’s) 50% interest in NexPress Solutions LLC (Kodak and Heidelberg formed the NexPress 50/50 JV in 1997 to develop high quality, on-demand, digital color printing systems)

-	100% of the stock of Heidelberg Digital LLC (Hdi), a manufacturer of digital black & white printing systems

-	100% of the stock of NexPress GMBH – a R&D center located in Kiel, Germany

-	Certain sales and service people, inventory and related assets and liabilities of Heidelberg’s sales and service units located throughout the world.

Kodak did not pay any cash at closing, which occurred on May 1, 2004.  A unit sales based earn-out formula could result in a maximum payout of $150 million during the next two calendar years ending December 31, 2005.

Kodak expects the acquired operations to contribute approximately $175 million to revenues for the remainder of 2004.  Incremental operational dilution for 2004 will be $.15 to $.20 per share with total operational dilution of $.30 to $.35 per share for full year 2004.  Kodak’s recorded NexPress dilution in 2003 was $.15 per share.  The incremental dilution is expected to be largely eliminated in 2005, with the acquisition becoming accretive in 2007.

Net worldwide sales for the Graphic Communications segment were $133 million for the first quarter of 2004 as compared with $88 million for the prior year quarter, representing an increase of $45 million, or 51% as reported, or 49% excluding the favorable impact of exchange.  The increase in net sales was entirely due to the acquisition of Kodak Versamark.

Net sales in the U.S. were $55 million for the current quarter as compared with $37 million for the prior year quarter, representing an increase of $18 million, or 49%.  Net sales outside the U.S. were $78 million in the first quarter of 2004 as compared with $51 million for the prior year quarter, representing an increase of $27 million, or 53% as reported, or 49% excluding the favorable impact of exchange.

Graphic Communications segment digital product sales are comprised of Kodak Versamark and Encad, Inc. products and services.  Segment traditional product sales are limited to the sales of traditional graphics products to the KPG joint venture.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, remained unchanged in the current quarter as compared with the first quarter of 2003, primarily reflecting stable volumes and price/mix in graphic arts products despite continued digital technology substitution, which negatively affects the product portfolio sold to KPG.

Gross profit for the Graphic Communications segment was $14 million for the first quarter of 2004 as compared with $22 million in the prior year quarter, representing a decrease of $8 million, or 36%.  The gross profit margin was 10.5% in the current quarter as compared with 25.0% in the prior year quarter.  The decrease in the gross profit margin of 14.5 percentage points was primarily attributable to: (1) an increase in manufacturing cost, which negatively impacted gross profit margins by approximately 16.2 percentage points, primarily due to an increase in silver prices and additional costs incurred in relation to the relocation of manufacturing facilities for graphics products from Mexico to Great Britain and the U.S., and (2) negative exchange, which reduced gross profit margins by approximately 2.4 percentage points.  These declines were partially offset by: (1) favorable price/mix of 0.6 percentage points, and (2) the acquisition of Scitex Digital Printing (now Kodak Versamark), which contributed 3.5 percentage points to gross profit margins for the current quarter, despite the fact that Kodak Versamark’s margins were negatively impacted by the impact of the purchase accounting for the inventory that was acquired with Kodak Versamark at its fair value, which was sold in the current quarter.  Excluding the impact of these costs, Kodak Versamark would have favorably impacted gross profit margins by approximately 7 percentage points during the current quarter.

SG&A expenses for the Graphic Communications segment were $20 million for the first quarter of 2004 as compared with $8 million in the prior year quarter, representing an increase of $12 million, or 150%, and increased as a percentage of sales from 9.1% to 15.0%.  The increase in SG&A expenses is primarily attributable to the acquisition of Kodak Versamark, which had $11 million of SG&A expenses in the current quarter.

First quarter R&D costs for the Graphic Communications segment increased $14 million, or 280%, from $5 million for the first quarter of 2003 to $19 million for the current quarter, and increased as a percentage of sales from 5.7% to 14.3%.  The increase was primarily attributable to a $9 million one-time write-off of purchased in-process R&D associated with the Kodak Versamark acquisition.

Earnings from continuing operations before interest, other charges, net, and income taxes for the Graphic Communications segment decreased $34 million from $9 million in the first quarter of 2003 to a loss of $25 million in the first quarter of 2004.  This decrease is primarily attributable to the reasons described above.

KPG’s earnings performance continued to improve on the strength of its leading position in digital proofing and digital printing plates, coupled with favorable operating expense management and foreign exchange. The Company’s equity in the earnings of KPG contributed positive results to other charges, net during the first quarter of 2004.

NexPress, which was still an unconsolidated 50-50 joint venture between Kodak and Heidelberg as of March 31, 2004, continues to experience good customer acceptance of the NexPress 2100 Digital Production Color Press.  Average monthly page volumes for these units are running higher than planned.

ALL OTHER

Net worldwide sales for All Other were $28 million for the first quarter of 2004 as compared with $19 million for the first quarter of 2003, representing an increase of $9 million, or 47%.  Net sales in the U.S. were $13 million for the first quarter of 2004 as compared with $11 million for the prior year quarter, representing an increase of $2 million, or 18%.  Net sales outside the U.S. were $15 million in the first quarter of 2004 as compared with $8 million in the prior year quarter, representing an increase of $7 million, or 88%.

SK Display Corporation, the OLED manufacturing joint venture between Kodak and Sanyo, continues to focus on improving manufacturing yields and process engineering and has created a new generation of chemistry used for coating OLED displays.

The loss from continuing operations before interest, other charges, net, and income taxes for All Other was $28 million in the current quarter as compared with a loss of $16 million in the first quarter of 2003, primarily driven by increased levels of investment for the Company’s display business.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations for the first quarter of 2004 were $.04 per basic and diluted share primarily relating to the pending sale of Kodak’s Remote Sensing Systems business, which contributed $12 million to earnings from discontinued operations.  Earnings from discontinued operations for the first quarter of 2003 were $.08 per basic and diluted share and were primarily related to the reversal of a $15 million tax reserve resulting from the elimination of the uncertainty surrounding the realizability of certain tax benefits and $9 million of post-tax earnings from Kodak’s Remote Sensing Systems business.

NET EARNINGS

Net earnings for the first quarter of 2004 were $28 million, or $.10 per basic and diluted share, as compared with net earnings for the first quarter of 2003 of $12 million, or $.04 per basic and diluted share, representing an increase of $16 million, or 133%.  This increase is primarily attributable to the reasons outlined above.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for the first quarter of 2004:

(in millions)	Balance Dec. 31, 2003	Costs Incurred	Reversals	Cash Payments	Non-cash Settlements	Balance March 31, 2004

2004-2006 Program:
Accelerated depreciation	$—	$2	$—	$—	$(2)	$—
Q3 2003 Program:
Severance reserve	$180	$43	$(2)	$(72)	$—	$149
Exit costs reserve	12	7	—	(5)	—	14

Total reserve	$192	$50	$(2)	$(77)	$—	$163

Long-lived asset impairments	$—	$4	$—	$—	$(4)	$—
Accelerated depreciation and inventory write-downs	—	16	—	—	(16)	—
Q1 2003 Program:
Severance reserve	$23	$—	$(1)	$(11)	$—	$11
Exit costs reserve	4	—	—	(3)	—	1

Total reserve	$27	$—	$(1)	$(14)	$—	$12

Accelerated depreciation	$—	$6	$—	$—	$(6)	$—
Phogenix Program:
Exit costs reserve	$9	$—	$—	$(3)	$—	$6
Q4 2002 Program:
Severance reserve	$12	$—	$—	$(5)	$—	$7
Exit costs reserve	8	—	(1)	(1)	—	6

Total reserve	$20	$—	$(1)	$(6)	$—	$13

2001 Programs:
Severance reserve	$6	$—	$—	$(3)	$—	$3
Exit costs reserve	13	—	—	(1)	—	12

Total reserve	$19	$—	$—	$(4)	$—	$15

Total of all restructuring programs	$267	$78	$(4)	$(104)	$(28)	$209

The costs incurred, net of reversals, which total $74 million for the quarter ended March 31, 2004, include $24 million of charges related to accelerated depreciation and inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The remaining costs incurred, net of reversals, of $50 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.

2004-2006 Restructuring Program

In addition to completing the remaining initiatives under the Third Quarter, 2003 Restructuring Program, the Company announced on January 22, 2004 that it plans to develop and execute a new cost reduction program throughout the 2004 to 2006 timeframe.  The objective of these actions is to achieve a business model appropriate for the Company’s traditional businesses, and to sharpen the Company’s competitiveness in digital markets.  As a result of the actions, the Company expects cost savings in the range of $800 million to $1,000 million for full year 2007.

The Program is expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million are related to severance, with the remainder relating to the disposal of buildings and equipment.  Overall, Kodak’s worldwide facility square footage will be reduced by approximately one-third.  Approximately 12,000 to 15,000 positions worldwide are expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.  Maximum single year cash usage under the new program is expected to be approximately $250 million.

During the first quarter of 2004, the Company recorded $2 million for accelerated depreciation on manufacturing buildings and equipment to be disposed of in 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  This charge was included in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  This $2 million charge was associated with manufacturing operations, which are shared across all segments.  The Company will incur accelerated depreciation charges of $2 million and $1 million related to these buildings and equipment during the second and third quarters of 2004, respectively.

Third Quarter, 2003 Restructuring Program

During the third quarter of 2003, the Company announced its intention to implement a series of cost reduction actions during the last two quarters of 2003 and the first two quarters of 2004, which were expected to result in pre-tax charges totaling $350 million to $450 million.  It was anticipated that these actions would result in a reduction of approximately 4,500 to 6,000 positions worldwide, primarily relating to the rationalization of global manufacturing assets, reduction of corporate administration and R&D, and the consolidation of the infrastructure and administration supporting the Company’s consumer imaging and professional products and services operations.

The Company implemented certain actions under this Program during the first quarter of 2004.  As a result of these actions, the Company recorded charges of $56 million in continuing operations in the first quarter of 2004, which was composed of severance, exit costs, long-lived asset impairments and inventory write-downs of $43 million, $7 million, $4 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,000 positions, including approximately 850 photofinishing positions, 775 manufacturing positions and 375 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,100 in the United States and Canada and 900 throughout the rest of the world.  The reduction of the 2,000 positions and the $50 million charges for severance and exit costs are reflected in the Third Quarter, 2003 Restructuring Program table below.  The $4 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reductions that were announced in the third quarter of 2003 and the remaining balances in the related reserves at March 31, 2004:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q3, 2003 charges	1,700	$123	$—	$123
Q3, 2003 utilization	(100)	(3)	—	(3)

Balance at 9/30/03	1,600	120	—	120
Q4, 2003 charges	2,150	108	40	148
Q4, 2003 utilization	(2,025)	(48)	(28)	(76)

Balance at 12/31/03	1,725	180	12	192
Q1, 2004 charges	2,000	43	7	50
Q1, 2004 reversal	—	(2)	—	(2)
Q1, 2004 utilization	(2,075)	(72)	(5)	(77)

Balance at 3/31/04	1,650	$149	$14	$163

The severance charges of $43 million, severance reserve reversal of $2 million and the exit costs of $7 million taken in the first quarter of 2004 were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  The Company made $72 million of severance payments and $5 million of exit cost payments related to the Third Quarter, 2003 Restructuring Program during the first quarter of 2004.  Severance payments relating to the third quarter restructuring actions will be paid during the period through 2005, since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the Third Quarter, 2003 Restructuring Program, the Company recorded $14 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The year-to-date amount of $14 million relates to $9 million of manufacturing facilities and equipment and $5 million of photofinishing facilities and equipment that will be used until their abandonment.  The Company will incur accelerated depreciation charges of $5 million and $3 million in the second and third quarters of 2004, respectively, as a result of the initiatives implemented under the Third Quarter, 2003 Restructuring Program.

The charges of $70 million recorded in the first quarter of 2004 included $43 million applicable to the D&FIS segment, $6 million to the Health Imaging segment and $1 million to the Commercial Imaging segment.  The remaining $20 million included charges applicable to manufacturing, research and development, and administrative functions, as well as curtailment gains and losses, which are shared across segments.

As a result of implementing the initiatives in the first quarter of 2004, the Company has completed all the initiatives originally contemplated under the Third Quarter, 2003 Restructuring Program.  A total of 5,850 positions were eliminated as a result of the initiatives implemented under the Third Quarter, 2003 Restructuring Program.  The Company expects the 2004 cost savings as a result of all actions contemplated under the Third Quarter, 2003 Restructuring Program to be $275 million to $300 million in 2004, with annual savings of $325 million to $350 million thereafter.

First Quarter, 2003 Restructuring Program

In the early part of the first quarter of 2003, as part of its continuing focused cost reduction efforts and in addition to the remaining initiatives under the Fourth Quarter, 2002 Restructuring Program, the Company announced its First Quarter, 2003 Restructuring Program that included new initiatives to further reduce employment within a range of 1,800 to 2,200 employees.  A significant portion of these new initiatives related to the rationalization of the Company’s photofinishing operations in the U.S. and Europe.  Specifically, as a result of declining film and photofinishing volumes and in response to global economic and political conditions, the Company began to implement initiatives to: 1) close certain photofinishing operations in the U.S. and EAMER, 2) rationalize manufacturing capacity by eliminating manufacturing positions on a worldwide basis, and 3) eliminate selling, general and administrative positions, particularly in the D&FIS segment.

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balances in the related reserves at March 31, 2004:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q1, 2003 charges	425	$28	$—	$28
Q1, 2003 utilization	(150)	(2)	—	(2)

Balance at 3/31/03	275	26	—	26
Q2, 2003 charges	500	20	4	24
Q2, 2003 utilization	(500)	(13)	—	(13)

Balance at 6/30/03	275	33	4	37
Q3, 2003 charges	925	19	4	23
Q3, 2003 utilization	(400)	(12)	(1)	(13)

Balance at 9/30/03	800	40	7	47
Q4, 2003 utilization	(625)	(17)	(3)	(20)

Balance at 12/31/03	175	23	4	27
Q1, 2004 reversal	—	(1)	—	(1)
Q1, 2004 utilization	(150)	(11)	(3)	(14)

Balance at 3/31/04	25	$11	$1	$12

The severance and exit costs require the outlay of cash.  During the first quarter of 2004, the Company made severance payments of $11 million, and exit cost payments of $3 million related to the First Quarter, 2003 Restructuring Program.  In addition, the Company reversed $1 million of excess severance reserves.  This reversal was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The remaining severance payments will be paid during the period through 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  The remaining exit costs will be paid during 2004.

As a result of initiatives implemented under the First Quarter, 2003 Restructuring Program, the Company recorded $6 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The year-to-date amount of $6 million relates to lab equipment used in photofinishing that will be used until their abandonment.  The Company will incur accelerated depreciation charges of $1 million in the second quarter of 2004 as a result of the initiatives implemented under the First Quarter, 2003 Restructuring Program.  The remaining actions anticipated under the First Quarter, 2003 Restructuring Program are expected to be completed during the second quarter of 2004.

Cost savings resulting from the implementation of all First Quarter, 2003 Restructuring Program actions are in line with the original estimate of approximately $35 million to $50 million in 2003 and are expected to be $65 million to $85 million on an annual basis thereafter.

The total restructuring charges of $6 million recorded in the first quarter of 2004 under the First Quarter, 2003 Restructuring Program were applicable to the D&FIS segment.

Phogenix Restructuring Program

The Company recorded $17 million of charges in the second quarter of 2003 associated with the Company’s exit from the D&FIS segment’s Phogenix joint venture with Hewlett Packard.  At March 31, 2004 and December 31, 2003, the exit costs reserve, which represented the only cash portion of the charge, amounted to $6 million and $9 million, respectively.  The remaining exit costs reserve is expected to be paid during 2004.

Fourth Quarter, 2002 Restructuring Program

At December 31, 2003, the Company had remaining severance and exit costs reserves of $12 million and $8 million, respectively, relating to the planned Program of focused cost reduction initiatives it announced during the Fourth Quarter of 2002.  All actions anticipated under this Program were completed by the end of the third quarter of 2003 and resulted in the elimination of a total of 1,825 positions.

During the first quarter of 2004, approximately $5 million of severance payments were made under the Fourth Quarter, 2002 Restructuring Program.  The remaining severance reserve of $7 million as of March 31, 2004 has not been paid since, in many instances, the employees whose positions were eliminated could elect or were required to receive their severance payments over an extended period of time.  During the first quarter of 2004, approximately $1 million of exit cost payments were made.  In addition, approximately $1 million of excess exit costs reserves were reversed and included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  Most of the remaining exit costs reserves of $6 million as of March 31, 2004 are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents decreased $740 million to $510 million at March 31, 2004.  The decrease resulted primarily from $31 million of net cash used in operating activities, $426 million of net cash used in investing activities and $282 million of net cash used in financing activities.

The net cash used in operating activities of $31 million was partially attributable to increases in inventories of $97 million and a decrease in liabilities excluding borrowings of $268 million.  These uses of cash were partially offset by decreases in receivables of $111 million and net earnings of $28 million, which, when adjusted for the earnings from discontinued operations, equity in losses from unconsolidated affiliates, depreciation, purchased research and development, restructuring costs, asset impairments and other non-cash charges, and benefit from deferred taxes, provided $211 million of operating cash.  The net cash used in investing activities of $426 million was utilized primarily for capital expenditures of $91 million, business acquisitions of $305 million and investments in unconsolidated affiliates of $22 million.  The net cash used in financing activities of $282 million was the result of a net decrease in borrowings of $282 million.

Net working capital, excluding short-term borrowings, decreased to $696 million from $1,151 million at year-end 2003.  Including short-term borrowings, net working capital decreased to negative $14 million from positive $205 million at year-end 2003.  This decrease is mainly attributable to lower cash balances, which declined due to a paydown of short-term debt, business acquisitions, and other reasons as outlined above.  In addition to the paydown of short-term debt, the Company has significantly reduced its use of the commercial paper (short-term debt) market in managing its working capital to fund its operating and investing activities.

The Company maintains $2,453 million in committed bank lines of credit and $1,591 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.  On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the new debt shelf registration) for the issuance of up to $2,000 million of new debt securities.  Pursuant to Rule 429 under the Securities Act of 1933, $650 million of remaining unsold debt securities under a prior shelf registration statement were included in the new debt shelf registration, thus giving the Company the ability to issue up to $2,650 million in public debt.  These funding alternatives provide the Company with sufficient flexibility and liquidity to meet its working capital and investing needs.  However, the success of future public debt issuances will be dependent on market conditions at the time of such an offering.

The Company’s primary estimated future uses of cash for 2004 include the following: debt reductions, modest acquisitions, and dividend payments.  The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company’s 10th business day each July and December to shareholders of record on the first business day of the preceding month.

Capital additions were $91 million in the first quarter of 2004, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, and ongoing environmental and safety initiatives.  For the full year 2004, the Company expects its capital spending, excluding acquisitions, to be in the range of $450 million to $500 million.

During the first quarter of 2004, the Company expended $104 million against the related restructuring reserves, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

For 2004, the Company expects to generate $585 million to $715 million in investable cash flow, which represents cash flow after dividends but before acquisitions and excludes the impacts on cash from the purchase and sale of marketable securities, the impacts from debt and transactions in the Company’s own equity, such as stock repurchases and the proceeds from the exercise of stock options.  The investable cash flow range of $585 million to $715 million does not include $725 million of expected pre-tax cash proceeds from the February 2004 announced sale of the Remote Sensing Systems operation, including Research Systems, Inc., to ITT Industries, Inc., nor does it consider the potential cash outlay related to the NexPress acquisition, which was announced in March 2004.  The Company believes that its cash flow from operations will be sufficient to cover its working capital and capital investment needs and the funds required for future debt reduction, dividend payments, or modest acquisitions.  The Company’s cash balances and financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

The Company has $2,225 million in committed revolving credit facilities, which are available for general corporate purposes including the support of the Company’s commercial paper program.  The credit facilities are comprised of the $1,000 million 364-day committed revolving credit facility (364-Day Facility) expiring in July 2004 and a 5-year committed facility at $1,225 million expiring in July 2006 (5-Year Facility).  If unused, they have a commitment fee of $4.5 million per year at the Company’s current credit rating of Baa3 and BBB- from Moody’s and Standard & Poors (S&P), respectively.  Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company’s credit rating.  Under the 364-Day Facility and 5-Year Facility, there is a financial covenant that requires the Company to maintain a debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio of not greater than 3 to 1.  In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied.  The Company was in compliance with this covenant at March 31, 2004.  The Company does not anticipate that a violation is likely to occur.

The Company has other committed and uncommitted lines of credit at March 31, 2004 totaling $228 million and $1,591 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit at March 31, 2004 were $116 million and $261 million, respectively.  These outstanding borrowings are reflected in the short-term borrowings and long-term debt, net of current portion balances in the accompanying Consolidated Statement of Financial Position at March 31, 2004.

At March 31, 2004, the Company had $124 million in commercial paper outstanding, with a weighted-average interest rate of 3.81%.  To provide additional financing flexibility, the Company has an accounts receivable securitization program, which was renewed in March 2004 at a maximum borrowing level of $200 million.  At March 31, 2004, the Company had no outstanding borrowings under this program.

On October 10, 2003, the Company completed the offering and sale of $500 million aggregate principal amount of Senior Notes due 2013 (the Notes), which was made pursuant to the Company’s new debt shelf registration.  Interest on the Notes will accrue at the rate of 7.25% per annum and is payable semiannually.  The Notes are not redeemable at the Company’s option or repayable at the option of any holder prior to maturity.  The Notes are unsecured and unsubordinated obligations and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness.  After issuance of the above debt, the Company has $2,150 million of availability remaining under the new debt shelf registration.

Concurrent with the offering and sale of the Notes, on October 10, 2003, the Company completed the private placement of $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the Convertible Securities) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.  Interest on the Convertible Securities will accrue at the rate of 3.375% per annum and is payable semiannually.  The Convertible Securities are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness.  As a condition of the private placement, on January 6, 2004 the Company filed a shelf registration statement under the Securities Act of 1933 relating to the resale of the Convertible Securities and the common stock to be issued upon conversion of the Convertible Securities pursuant to a registration rights agreement, and made this shelf registration statement effective on February 6, 2004.

The Convertible Securities contain a number of conversion features that include substantive contingencies.  The Convertible Securities are convertible by the holders at an initial conversion rate of 32.2373 shares of the Company’s common stock for each $1,000 principal amount of the Convertible Securities, which is equal to an initial conversion price of $31.02 per share.  The initial conversion rate of 32.2373 is subject to adjustment for: (1) stock dividends, (2) subdivisions or combinations of the Company’s common stock, (3) issuance to all holders of the Company’s common stock of certain rights or warrants to purchase shares of the Company’s common stock at less than the market price, (4) distributions to all holders of the Company’s common stock of shares of the Company’s capital stock or the Company’s assets or evidences of indebtedness, (5) cash dividends in excess of the Company’s current cash dividends, or (6) certain payments made by the Company in connection with tender offers and exchange offers.

The holders may convert their Convertible Securities, in whole or in part, into shares of the Company’s common stock under any of the following circumstances:  (1) during any calendar quarter, if the price of the Company’s common stock is greater than or equal to 120% of the applicable conversion price for at least 20 trading days during a 30 consecutive trading day period ending on the last trading day of the previous calendar quarter; (2) during any five consecutive trading day period following any 10 consecutive trading day period in which the trading price of the Convertible Securities for each day of such period is less than 105% of the conversion value, and the conversion value for each day of such period was less than 95% of the principal amount of the Convertible Securities (the Parity Clause); (3) if the Company has called the Convertible Securities for redemption; (4) upon the occurrence of specified corporate transactions such as a consolidation, merger or binding share exchange pursuant to which the Company’s common stock would be converted into cash, property or securities; and (5) if the credit rating assigned to the Convertible Securities by either Moody’s or S&P is lower than Ba2 or BB, respectively, which represents a three notch downgrade from the Company’s current standing, or if the Convertible Securities are no longer rated by at least one of these services or their successors (the Credit Rating Clause).

The Company may redeem some or all of the Convertible Securities at any time on or after October 15, 2010 at a purchase price equal to 100% of the principal amount of the Convertible Securities plus any accrued and unpaid interest.  Upon a call for redemption by the Company, a conversion trigger is met whereby the holder of each $1,000 Convertible Senior Note may convert such note to shares of the Company’s common stock.

The holders have the right to require the Company to purchase their Convertible Securities for cash at a purchase price equal to 100% of the principal amount of the Convertible Securities plus any accrued and unpaid interest on October 15, 2010, October 15, 2013, October 15, 2018, October 15, 2023 and October 15, 2028, or upon a fundamental change as described in the offering memorandum filed under Rule 144A in conjunction with the private placement of the Convertible Securities.  As of March 31, 2004, the Company reserved 18,536,447 shares in treasury stock to cover potential future conversions of these Convertible Securities into common stock.

Certain of the conversion features contained in the Convertible Securities are deemed to be embedded derivatives as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  These embedded derivatives include the Parity Clause, the Credit Rating Clause, and any specified corporate transaction outside of the Company’s control such as a hostile takeover.  Based on an external valuation, these embedded derivatives were not material to the Company’s financial position, results of operations or cash flows.  In addition, as the contingencies surrounding the conversion features are substantive, the shares to be potentially issued upon triggering a conversion event will be excluded from the earnings per share calculation until such time as a contingency lapses and the effect of issuing such shares is dilutive.  If and when a contingency lapses and the effect of issuing such shares is dilutive, then the shares issued would be included in the denominator of the earnings per share calculation, and the interest expense incurred on the Convertible Securities would be excluded from the numerator of the earnings per share calculation for the respective period.

The Company’s debt ratings from each of the three major rating agencies did not change during the three months ended March 31, 2004.  Moody’s, Standard & Poors (S&P) and Fitch ratings for the Company’s long-term debt (L/T) and short-term debt (S/T), including their outlook, as of December 31, 2003 and March 31, 2004 were as follows:

	L/T	S/T	Outlook

Moody’s	Baa3	P-3	Negative
S&P	BBB-	A-3	Negative
Fitch	BBB-	F3	Negative

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures.  Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt, with the exception of the following: the outstanding borrowings, if any, under the accounts receivable securitization program if the Company’s credit ratings from S&P or Moody’s were to fall below BB and Ba2, respectively, and such condition continued for a period of 30 days.  However, as previously noted, the Company had no outstanding borrowings under this program as of March 31, 2004.  Additionally, the Company could be required to increase the dollar amount of its letters of credit or other financial support up to an additional $117 million in relation to these matters if its Moody’s or S&P long-term debt credit ratings are reduced to below the current ratings of Baa3 and BBB-, respectively.  Further downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.  However, the Company has access to $2,225 million in committed revolving credit facilities to meet unanticipated funding needs should it be necessary.

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers.  At March 31, 2004, these guarantees totaled a maximum of $365 million, with outstanding guaranteed amounts of $160 million.  The maximum guarantee amount includes guarantees of up to: $160 million of debt for KPG ($50 million outstanding); $142 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchase of products and equipment from Kodak ($77 million outstanding); and $63 million for other unconsolidated affiliates and third parties ($33 million outstanding).  The KPG debt facility and the related guarantee mature on December 31, 2005, but may be renewed at KPG’s, the joint ventures partners’ and the bank’s discretion.  The guarantees for the other unconsolidated affiliates and third party debt mature between June 2004 and May 2006.  The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee.  Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the first quarter ended March 31, 2004, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  Through internal analyses and external valuations, the Company determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $524 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $287 million.  These guarantees expire in 2004 through 2005, with the majority expiring in 2004.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest.  As of March 31, 2004, the Company has not been required to guarantee any of the SK Display Corporation’s outstanding debt.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended March 31, 2004 was not material to the Company’s financial position, results of operations or cash flows.

As a result of the cumulative impact of the ongoing position eliminations under its Third Quarter Restructuring Program, as disclosed in Note 7, the Company incurred curtailment gains and losses with respect to certain of its defined benefit pension plans in the first quarter of 2004.  These curtailment events resulted in the remeasurement of the plans’ obligations during the quarter, which impacted the accounting for the additional minimum pension liabilities.  As a result of these remeasurements, the Company was required to increase its additional minimum pension liabilities by $65 million during the first quarter of 2004.  This increase is reflected in the postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of March 31, 2004.  The net-of-tax amount of $45 million relating to the recording of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of March 31, 2004.  The related increase in the long-term deferred tax asset of $20 million was reflected in the other long-term assets component within the accompanying Consolidated Statement of Financial Position as of March 31, 2004.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $35 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first quarter of 2004. The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2004 to be approximately $108 million.

The Company paid benefits totaling approximately $66 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first quarter of 2004. The Company expects to pay benefits of $199 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2004.

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and a subsidiary of Dana Credit Corporation (DCC), a wholly owned subsidiary of Dana Corporation.  Qualex accounts for its investment in ESF under the equity method of accounting.  ESF provides a long-term financing solution to Qualex’s photofinishing customers in connection with Qualex’s leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit.  As part of the operations of its photofinishing services, Qualex sells equipment under a sales-type lease arrangement and records a long-term receivable.  These long-term receivables are subsequently sold to ESF without recourse to Qualex and, therefore, these receivables are removed from Qualex’s books.  ESF incurs debt to finance the purchase of the receivables from Qualex.  This debt is collateralized solely by the long-term receivables purchased from Qualex and, in part, by a $60 million guarantee from DCC.  Qualex provides no guarantee or collateral to ESF’s creditors in connection with the debt, and ESF’s debt is non-recourse to Qualex.  Qualex’s only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases.  Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Although the lessees’ requirement to pay ESF under the lease agreements is not contingent upon Qualex’s fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee’s claim regarding maintenance or supply services not provided by Qualex.  Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years.  To date, the Company has incurred no such material claims, and Qualex does not anticipate any significant situations where it would be unable to fulfill its service obligations under the arrangement with ESF.  ESF’s outstanding lease receivable amount was approximately $340 million at March 31, 2004.

Effective July 22, 2003, ESF entered into an agreement amending the Receivables Purchase Agreement (RPA), which represents the financing arrangement between ESF and its banks.  Under the amended RPA agreement, maximum borrowings were lowered to $257 million.  Total outstanding borrowings under the RPA at March 31, 2004 were $233 million.  The amended RPA extends through July 2004, at which time the RPA can be extended or terminated.  If the RPA were terminated, ESF would need to find an alternative financing solution for new borrowings.  Pursuant to the ESF partnership agreement between Qualex and DCC, commencing October 6, 2003, Qualex no longer sells its lease receivables to ESF.  Qualex currently is utilizing the services of Imaging Financial Services, Inc., a wholly owned subsidiary of General Electric Capital Corporation, as an alternative financing solution for prospective leasing activity with its customers.

At March 31, 2004, the Company had outstanding letters of credit totaling $121 million and surety bonds in the amount of $110 million primarily to ensure the completion of environmental remediations, the payment of possible casualty and workers’ compensation claims, and to meet various customs and tax obligations.

OTHER

At March 31, 2004, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $135 million and are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY.  As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site.  The Company is currently in the process of completing, and in some cases has completed, RCRA Facility

Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site.  At March 31, 2004, estimated future investigation and remediation costs of $56 million are accrued for this site and are included in the $135 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At March 31, 2004, estimated future remediation costs of $34million are accrued for these sites and are included in the $135 million reported in other long-term liabilities.

The Company has obligations relating to two former manufacturing sites located outside of the United States.  At March 31, 2004, estimated future investigation, remediation and monitoring costs of $16 million are accrued for these sites and are included in the $135 million reported in other long-term liabilities.

As a result of the ongoing monitoring and identification process, the Company has identified additional operating sites with estimated future investigation, remediation and monitoring costs of $21 million.  These costs are accrued and included in the $135 million reported in other long-term liabilities.

Additionally, the Company has approximately $8 million accrued in the $135 million reported in other long-term liabilities at March 31, 2004 for remediation relating to other facilities, which are not material to the Company’s financial position, results of operations, cash flows or competitive position.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for many of the sites.  For these known environmental exposures, the accrual reflects the Company’s best estimate of the amount it will incur under the agreed-upon or proposed work plans.  The Company’s cost estimates were determined using the ASTM Standard E 2137-01, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters,” and have not been reduced by possible recoveries from third parties.  The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites.  The projects are closely monitored and the models are reviewed as significant events occur or at least once per year.  The Company’s estimate includes equipment and operating costs for remediation and long-term monitoring of the sites.  The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system.  The total expenditures required to complete this program are currently estimated to be approximately $18 million over the next five years.  These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at March 31, 2004.

The Company is presently designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at five such active sites.  With respect to each of these sites, the Company’s liability is minimal.  In addition, the Company has been identified as a PRP in connection with the non-imaging health businesses in four active Superfund sites.  Numerous other PRPs have also been designated at these sites.  Although the law imposes joint and several liability on PRPs, the Company’s historical experience demonstrates that these costs are shared with other PRPs.  Settlements and costs paid by the Company in Superfund matters to date have not been material.  Future costs are also not expected to be material to the Company’s financial position, results of operations or cash flows.

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

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of outcomes.  Estimates developed in the early stages of remediation can vary significantly.  A finite estimate of cost does not normally become fixed and determinable at a specific time.  Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability, and the Company continually updates its cost estimates.  The Company has an ongoing monitoring and identification process to assess how the activities relating to the known exposures are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties.  Based upon information presently available, such future costs are not expected to have a material effect on the Company’s competitive or financial position.  However, such costs could be material to results of operations in a particular future quarter or year.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  FSP No. 106-1 allows the sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).  The Act, which was signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare.  The guidance in this FSP is effective for interim or annual financial statements of fiscal years ending after December 7, 2003.  In accordance with FSP No. 106-1, the Company has elected to defer accounting for the effects of the Act.  Accordingly, the measures of net benefit obligation and net postretirement benefit cost included in the accompanying consolidated financial statements do not reflect any effects from the Act.  However, if the Company’s postretirement plan in the U.S. experiences an event such as a significant amendment, curtailment or settlement prior to the finalization of the guidance, the Company will be required to account for the estimated impacts.  It is expected that a curtailment event will be triggered upon the closing of the sale of its RSS business, which is expected to occur in either the second or third quarter of 2004, at which time the Company must adopt FSP 106-1.  When the accounting guidance is ultimately issued, any previously reported information on the impacts of the Act may need to change.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or “forward-looking statements” as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to the Company’s revenue, cash flow expectations and future focused cost reductions for 2004 are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements.  In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.  The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful: implementation of the recently announced digitally-oriented growth strategy, including the related implementation of future focused cost reductions; implementation of product strategies (including digital products, category expansion, digitization, and OLED displays); implementation of intellectual property licensing strategies; development and implementation of e-commerce strategies; completion of information systems upgrades, including SAP, our enterprise system software; completion of various portfolio actions; reduction of inventories and capital expenditures; improvement in receivables performance; improvement in manufacturing productivity and techniques; improvement in supply chain efficiency; and the development of the Company’s business in emerging markets like China, India, Brazil, Mexico, and Russia.  The forward-looking statements contained in this report are subject to the following additional factors and uncertainties: inherent unpredictability of currency fluctuations and raw material costs; competitive actions, including pricing; the nature and pace of technology evolution, including the analog-to-digital transition; continuing customer consolidation and buying power; general economic, business, geo-political and public health conditions; and other factors and uncertainties disclosed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission.

Any forward-looking statements in this report should be evaluated in light of these important factors and uncertainties as well as other cautionary information contained herein.

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

Foreign currency forward contracts are used to hedge existing foreign currency denominated assets and liabilities, especially those of the Company’s International Treasury Center, as well as forecasted foreign currency denominated intercompany sales.  Silver forward contracts are used to mitigate the Company’s risk to fluctuating silver prices, though the Company did not enter into any such contracts during the quarter nor were there any open silver forward contracts as of March 31, 2004.  The Company’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs.  Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements.  The Company does not utilize financial instruments for trading or other speculative purposes.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at March 31, 2004 and 2003, the fair value of open forward contracts would have decreased $7 million and increased $7 million, respectively.  Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at March 31, 2003, the fair value of open forward contracts would have decreased $9 million; as noted above, there were no open forward contracts at March 31, 2004.  Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% higher (about 48 basis points) at March 31, 2004, the fair value of short-term and long-term borrowings would have decreased $1 million and $71 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% higher (about 32 basis points) at March 31, 2003, the fair value of short-term and long-term borrowings would have decreased $1 million and $12 million, respectively.  The larger decrease in the fair value of long-term borrowings in 2004 as compared with 2003 was entirely due to the increase in the amount of long-term borrowings as a result of the October 2003 issuances of $500 million of 7.25% Senior Notes due 2013 and $575 million of 3.375% Convertible Senior Notes due 2033.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at March 31, 2004 was not significant to the Company.

Item 4.  Controls and Procedures

Under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures were effective. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of such evaluation.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 47.

(b)	Reports on Form 8-K

On January 23, 2004, the Company furnished (not filed) pursuant to Item 12 under Item 7 the press release and related financial discussion document relating to the results of its fourth fiscal quarter ended December 31, 2003, which were also filed as exhibits under Item 7.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date May 10, 2004	/s/ RICHARD G. BROWN

Richard G. Brown
Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits and Financial Statement Schedules

Exhibit Number

(10) R.

Eastman Kodak Company 2000 Omnibus Long-term Compensation Plan, as amended effective January 1, 2004. (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10.)

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